Form 10-Q
period 1996-06-30
BAY APARTMENT COMMUNITIES INC
filed 1996-08-13
CIK 915912

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                         Commission File Number 1-12672

                         BAY APARTMENT COMMUNITIES, INC.
             (Exact name of Registrant as specified in its Charter)

        MARYLAND                                        77-0404318
(State of Incorporation)                    (I.R.S. Employer Identification No.)

           4340 STEVENS CREEK BLVD., #275, SAN JOSE, CALIFORNIA 95129 (Address of principal executive offices, including zip code)

                                  408-983-1500
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days:

                                YES  X    NO
                                    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                Shares Outstanding                  Date
          -----                ------------------                  ----
Common, $0.01 par value            18,985,576                 August 6, 1996
Preferred, Series A, $.01           2,308,800                 August 6, 1996
par value
Preferred, Series B, $.01             405,022                 August 6, 1996
par value

                         BAY APARTMENT COMMUNITIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION                                               Page
                                                                             ----
Item 1. Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995            3

Consolidated Statements of Operations for the Quarters ended
June 30, 1996 and 1995                                                           4

Consolidated Statements of Operations for the Six months ended
June 30, 1996 and 1995                                                           5

Consolidated Statements of Cash Flows for the Six months ended
June 30, 1996 and 1995                                                           6

Notes to Consolidated Financial Statements                                    7-13

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                        14-20

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                      21

Item 2:  Changes in Securities                                                  21

Item 3:  Defaults Upon Senior Securities                                        21

Item 4:  Submission of Matters to a Vote of Security Holders                    21

Item 5:  Other Information                                                      21

Item 6:  Exhibits and Reports on Form 8-K                                    21-23

Signatures                                                                      24

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        BAY APARTMENT COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                       June 30,       December 31,
(Dollars in thousands, except share and per share data)                  1996             1995
                                                                      ---------       ------------
                                                                     (Unaudited)
ASSETS
Real estate assets:
Land                                                                  $ 117,252        $  97,334
Buildings and improvements                                              412,599          354,213
Furniture, fixtures and equipment                                        27,837           23,383
                                                                      ---------        ---------
                                                                        557,688          474,930
Less accumulated depreciation                                           (42,326)         (34,552)
                                                                      ---------        ---------
Operating real estate assets                                            515,362          440,378
Construction in progress                                                 44,715           23,280
                                                                      ---------        ---------
Net real estate assets                                                  560,077          463,658

Cash and cash equivalents                                                   489            1,677
Other assets, net                                                        10,988           11,855
                                                                      ---------        ---------
TOTAL ASSETS                                                          $ 571,554        $ 477,190
                                                                      =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                           275,495          227,801
Accounts payable and accrued expenses                                     3,567            4,054
Dividends payable                                                         6,339            5,420
Other liabilities                                                         3,909            2,332
                                                                      ---------        ---------
TOTAL LIABILITIES                                                       289,310          239,607
                                                                      ---------        ---------

Contingencies (Note 4)                                                     --               --

Shareholders' equity:

Preferred stock, $.01 par value; 25,000,000 shares authorized;
2,308,800 shares of Series A outstanding at both June 30, 1996 and December 31, 1995; 405,022 shares of Series B outstanding
at June 30, 1996 and no shares outstanding at December 31, 1995              27               23

Common stock, $.01 par value; 40,000,000 shares authorized;
13,226,851 shares outstanding at June 30, 1996;
11,544,287 shares outstanding at December 31, 1995                          132              115

Paid-in capital                                                         300,953          251,163
Dividends in excess of accumulated earnings                             (18,868)         (13,718)
                                                                      ---------        ---------

TOTAL SHAREHOLDERS' EQUITY                                              282,244          237,583
                                                                      ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 571,554        $ 477,190
                                                                      =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                         BAY APARTMENT COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Quarter ended    Quarter ended
                                                     June 30,         June 30,
(Dollars in thousands, except per share data)          1996             1995
                                                   -------------    -------------
Revenues:
Rental                                              $    17,906      $    12,544
Other                                                       487              303
Gain on sale                                               --              2,412
                                                    -----------      -----------
       Total revenues                                    18,393           15,259
                                                    -----------      -----------

Expenses:
Property operating                                        4,108            2,858
Property taxes                                            1,465            1,073
General and administrative                                  864              612
Interest and financing                                    3,635            2,991
Depreciation and amortization                             4,226            3,301
                                                    -----------      -----------

       Total expenses                                    14,298           10,835
                                                    -----------      -----------

Income before minority interest and
 extraordinary item                                       4,095            4,424
Minority interest                                            12                5
                                                    -----------      -----------
Income before extraordinary item                          4,083            4,419
Extraordinary item                                          511             --
                                                    -----------      -----------
Net income                                          $     3,572      $     4,419
                                                    ===========      ===========

Earnings per common share:
Income before extraordinary item                    $      0.24      $      0.38
Extraordinary item                                         0.04             --
                                                    -----------      -----------
Earnings available for common stock                 $      0.20      $      0.38
                                                    ===========      ===========

Dividends declared per common share                 $      0.40      $      0.39
                                                    ===========      ===========

Weighted average shares outstanding                  12,529,399       11,544,287
                                                    ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         BAY APARTMENT COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Six Months        Six Months
                                                       ended             ended
(Dollars in thousands, except per share data)      June 30, 1996     June 30, 1995
                                                   -------------     -------------
Revenues:
Rental                                              $    34,000      $    23,978
Other                                                       865              719
Gain on sale                                               --              2,412
                                                    -----------      -----------
       Total revenues                                    34,865           27,109
                                                    -----------      -----------

Expenses:
Property operating                                        7,845            5,586
Property taxes                                            2,687            2,036
General and administrative                                1,724            1,106
Interest and financing                                    7,107            5,473
Depreciation and amortization                             8,197            6,561
                                                    -----------      -----------

       Total expenses                                    27,560           20,762
                                                    -----------      -----------


Income before minority interest and
 extraordinary item                                       7,305            6,347
Minority interest                                            27                8
                                                    -----------      -----------
Income before extraordinary item                          7,278            6,339
Extraordinary item                                          511             --
                                                    -----------      -----------
Net income                                          $     6,767      $     6,339
                                                    ===========      ===========

Earnings per common share:
Income before extraordinary item                    $      0.43      $      0.55
Extraordinary item                                         0.04             --
                                                    -----------      -----------
Earnings available for common stock                 $      0.39      $      0.55
                                                    ===========      ===========

Dividends declared per common share                 $      0.80      $      0.77
                                                    ===========      ===========

Weighted average shares outstanding                  12,038,680       11,544,287
                                                    ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         BAY APARTMENT COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months      Six Months
                                                                  ended           ended
(Dollars in thousands)                                        June 30, 1996   June 30, 1995
                                                              -------------   -------------
Cash flows from operating activities:
Net income                                                      $   6,767       $   6,339
Gain on sale                                                         --            (2,412)
Noncash expenses included in net income:
Depreciation and amortization                                       8,197           6,561
Minority interest in net income                                        27               8
Extraordinary item                                                    511            --

Cash provided by (used for) operating assets and liabilities:
Restricted cash                                                      --             1,000
Other assets                                                          (99)         (3,832)
Accounts payable and accrued expenses                                (487)         (2,876)
Other liabilities                                                   1,577             159
                                                                ---------       ---------
Net cash provided by operating activities                          16,493           4,947
                                                                ---------       ---------

Cash flows from investing activities:
Proceeds from sale, net                                              --            17,487
Capital expenditures                                                 (414)           (295)
Acquisition of properties                                         (53,628)        (13,244)
Construction-in-progress                                          (50,151)        (17,666)
                                                                ---------       ---------
Net cash (used for) investing activities                         (104,193)        (13,718)
                                                                ---------       ---------

Cash flows from financing activities:
Proceeds from stock offerings, net of offering costs               49,481            --
Proceeds from exercise of stock options                               330            --
Borrowings on notes payable                                          --            13,119
Deferred financing costs paid                                          32            --
Notes payable principal payments                                     (176)           (133)
Borrowings on construction notes payable                               20            --
Borrowings on lines of credit                                      98,864          31,428
Repayments on lines of credit                                     (51,014)        (30,163)
Partner and minority interest distributions                           (34)            (28)
Dividends paid                                                    (10,991)         (8,774)
                                                                ---------       ---------
Net cash provided by financing activities                          86,512           5,449
                                                                ---------       ---------

Decrease in cash and cash equivalents                              (1,188)         (3,322)

Cash and cash equivalents, beginning of period                      1,677           4,698
                                                                ---------       ---------
Cash and cash equivalents, end of period                        $     489       $   1,376
                                                                =========       =========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)                            $   7,772       $   5,473
                                                                =========       =========
Supplemental disclosures of noncash
   investing and financing activities:
Noncash transfers of construction-in-progress                   $  28,716       $  20,749
                                                                =========       =========
Assumption of notes payable by the Company                      $    --         $  10,651
                                                                =========       =========
Dividends declared but not paid                                 $   6,339       $   4,502
                                                                =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                         BAY APARTMENT COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Initial Public Offering

         Bay Apartment Communities, Inc. (the "Company") was formed in 1978 to develop, lease and manage upscale apartment communities. Before March 17, 1994, the Company was a part of the Greenbriar Group which consisted of Bay Apartment Communities, Inc. and certain affiliated entities. The Greenbriar Group included one land parcel held for future development, 12 apartment communities transferred to the Company in the reorganization transactions and the partnerships that held 11 of these apartment communities. The Greenbriar Group became Bay Apartment Communities, Inc. as a result of certain reorganization transactions in connection with the sale of shares of common stock in an initial public offering. Also included in this reorganization was the combination of building and management affiliates into the Company. The Company is a self-administered and self-managed real estate investment trust ("REIT") which acquires, builds, owns and manages apartment communities primarily in Northern California. At June 30, 1996, the Company owned 27 apartment communities, comprising 7,093 apartment homes.

         On March 17, 1994 the Company completed its initial public offering of 10,889,742 shares of common stock, and received $199,998 in net proceeds (the "Initial Offering"). The net proceeds were used to pay off mortgage debt, purchase five apartment communities, purchase outside partners' partnership interests, and pay debt origination costs (primarily legal fees). In October, 1995, the Company issued 2,308,800 shares of Series A preferred stock for a net amount of approximately $48,269 (the "Private Placement"). The proceeds were used to purchase land for future construction, pay off and close a construction loan and pay down debt on credit lines which were subsequently drawn on to purchase apartment communities. In May, 1996, the Company issued 1,248,191 shares of common stock in a direct placement and 413,223 shares of common stock and 405,022 shares of Series B preferred stock in an underwritten offering (collectively, the "Direct Placement"), and received approximately $49,481 in net proceeds. The proceeds were used to purchase three communities, Park Centre, Parkside Commons, and Sunset Towers, and repay borrowings on a secured credit facility. Both secured credit facilities were subsequently closed, resulting in the write-off of unamortized loan and non-use fees, which was recorded as an extraordinary item.

         The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the Rules and Regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1995. The results of operations for the quarter ended June 30, 1996 are not necessarily indicative of the operating results for the full year. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods have been included.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Operating Real Estate Assets

         Subsequent to occupancy, significant expenditures, generally exceeding $5, which improve or extend the life of the asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during development and construction.

         Apartment homes available for occupancy are generally leased on a one-year or less basis. Rental income and operating costs incurred during the initial lease-up period are fully recognized as they accrue.

Capitalization of Costs During Development

         Cost capitalization during development of constructed assets (including interest, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset is delivered and a certificate of occupancy is issued.

Depreciation

         Depreciation is calculated on operating real estate assets using the straight-line method over their estimated useful lives, which range from ten to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from five to seven years.

Income Taxes

         The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the tax year which ended December 31, 1994. A corporate REIT is a legal entity which holds real estate interests and through certain levels of payments of dividends to shareholders and other criteria, is permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. As a result, the Company will not be subject to federal and state income taxation at the corporate level if certain requirements are met. Accordingly, no provision for federal and state income taxes has been made.

Deferred Financing Costs

         Included in other assets, net are costs associated with obtaining debt financing and credit enhancements. Such costs are being amortized over the term of the associated debt or credit enhancement.

Cash and Cash Equivalents

         Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Interest income amounted to $31 and $39 for the quarters ended June 30, 1996 and 1995, respectively.

Earnings per Share

         Earnings per share with respect to the Company for the quarters ended June 30, 1996 and 1995 is computed based upon the weighted average number of common shares outstanding during the period plus (in periods where they have a dilutive effect) the net additional number of shares which would be issuable upon the exercise of stock options assuming that the Company used the proceeds received to repurchase outstanding shares at market prices.

        Additionally, other potentially dilutive securities, which may not qualify as common stock equivalents, are considered when calculating earnings per share on a primary and fully diluted basis. No such securities were outstanding during the quarter ended June 30, 1995, and the assumed conversion of such securities during the quarter ended June 30, 1996, results in an antidilutive effect; therefore, earnings per share presentation on a primary and fully diluted basis is unnecessary. Earnings per share is net of the preferred dividends declared for the period, which were $1,048 and $2,000 for the quarter ended and six months ended June 30, 1996, respectively. No preferred stock was outstanding during the six months ended June 30, 1995.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Geographic Risk

        Primarily all of the Company's apartment communities are located in Northern California and most are located in the San Francisco Bay Area. This geographic concentration could expose the Company to a significant loss should one event affect the entire area such as an economic downturn, an earthquake or other environmental event.

Financial Instruments

        The Company enters into interest rate swap agreements (the "Swap Agreements"), with parties whose credit ratings by Standard and Poor's Ratings Group are AAA to limit the Company's exposure should interest rates rise above specified levels. The Swap Agreements are held for purposes other than trading. The amortization of the cost of the Swap Agreements is included in amortization expense. The remaining unamortized cost of the Swap Agreements is included as "Other Assets" on the balance sheet.

Newly Issued Accounting Standards

        In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to be either included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing in 1996. The Company expects to adopt SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 is not expected to impact the Company's consolidated balance sheet or income statement.

2.  INTEREST CAPITALIZED

         Interest costs associated with projects under development aggregating $492 for the quarter ended June 30, 1996 and $1,145 for the quarter ended June 30, 1995 have been capitalized.

3.  NOTES PAYABLE

                                                                                        June 30,    December 31,
                                                                                          1996          1995
                                                                                        --------    ------------
Tax-exempt variable rate under interest rate swaps:
Foxchase I and II and Fairway Glen are encumbered by first deeds of trust which collateralize three housing bond issues maturing November 1, 2007. The Company has entered into an interest rate swap agreement with a financial institution under which the interest rate is fixed until March, 2004 at a total of 5.88%, interest only. The bonds contain covenants which require 20% of the units to be
leased or held available for lease to low or moderate income families.                   $35,980      $35,980

Waterford and Villa Mariposa are encumbered by first deeds of trust which collateralize two housing bond issues. The Company has entered into an interest rate swap agreement with a financial institution under which the interest rate is fixed until March, 2004 at a total of 5.88%, interest only. Such bonds require monthly payments of interest only and mature on August 1, 2014 and March
1, 2017, respectively. The bonds contain covenants which require 20% of the units to be leased or held available for lease to low or moderate income
families.                                                                                 51,400       51,400

Barrington Hills is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The
Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48% including the amortization of financing costs. The bonds contain covenants which require
20% of the units to be leased or held available for lease to low or moderate
income families.                                                                          13,413       13,482

Crossbrook is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48% including the amortization of financing costs. The bonds contain covenants which require 20%
of the units to be leased or held available for lease to low or moderate income
families.                                                                                  8,622        8,667

Rivershore is encumbered by a first deed of trust which collateralizes housing bond issues maturing November 15, 2022, fully amortizing over the term. The
Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48% including the amortization of financing costs. The bonds contain covenants which require
20% of the units to be leased or held available for lease to low or moderate
income families.                                                                          10,510       10,572

Canyon Creek is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48% including the amortization of financing costs. The bonds contain convenants which require 20%
of the units to be leased or held available for lease to low or moderate
income families.                                                                          38,800       38,800

                                                                                             June 30,          December 31,
                                                                                               1996                1995
                                                                                             --------          ------------
Sea Ridge is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48% including the amortization of financing costs. The bonds contain convenants which require 20%
of the units to be leased or held available for lease to low or moderate income
families.                                                                                      17,600              17,600

City Heights is encumbered by a first deed of trust which collateralizes housing bond issues maturing March 1, 2018. Interest only payments are required monthly at a variable rate set weekly by the remarketing agent (6.32% at June 30, 1996 and 6.81% at December 31, 1995) including the amortization of financing costs.
The bonds contain convenants which require 20% of the units to be leased or held available for lease to low or moderate income families. This bond has been placed with an institutional investor who has the right to require the Company to repurchase the bond in September, 1996. The Company has the right to repurchase
the bond in 1996.                                                                              20,800              20,800
                                                                                              -------             -------
Subtotal                                                                                      197,125             197,301
                                                                                              -------             -------
Construction note payable with an aggregate amount available of $25,500 bearing interest at LIBOR plus 2.15%. This note is collateralized by a first deed of
trust on the Rosewalk at Waterford Park property.                                                  20                --
                                                                                              -------             -------

Subtotal                                                                                           20                --
                                                                                              -------             -------

                                                                                             June 30,          December 31,
                                                                                               1996                1995
                                                                                             --------          ------------
Credit Lines:
Line of credit with an aggregate amount available of $80,000 maturing December,
1996 and collateralized by the Sommerset and Regatta Bay communities. This line bears interest at the 30-day LIBOR rate plus 2.25%. Interest only payments are required monthly. Based on the assets pledged as collateral, there was $18,062 available under this line at December 31, 1995. This line was closed in May,
1996.                                                                                             --                 --

Line of credit with an aggregate amount available of $47,000 maturing December,
1997 and collateralized by the Hampton Place and Carriage Square communities.
This line bears interest at the prime rate or various LIBOR maturities plus
1.60%. This line was closed in May, 1996.                                                         --                30,500

Unsecured line of credit with an aggregate amount available of $150,000
maturing May, 1999. This line bears interest at the LIBOR rate plus 1.55%.                      78,350               --
                                                                                              --------            --------
Subtotal                                                                                        78,350              30,500
                                                                                              --------            --------

Total Notes Payable                                                                           $275,495            $227,801
                                                                                              ========            ========

Principal payments on outstanding notes payable as of June 30, 1996 are due as follows:

                             1996                 $ 20,982
                             1997                      792
                             1998                    1,114
                             1999                   79,546
                             2000                    1,284
                       Thereafter                  171,777
                                                  --------

                                                  $275,495
                                                  ========

4.  CONTINGENCIES

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

5.  SUBSEQUENT EVENTS

          In July, 1996, the Company obtained earthquake insurance, both for physical damage and lost revenues, with respect to the apartment communities. For any single occurrence, the Company self-insures the first $20 million of loss and has in place $25 million of coverage above this amount with a 20% deductible. In addition, the Company's general liability and property casualty insurance provides coverage for personal liability and fire damage. In the event that an uninsured disaster or a loss in excess of insured limits were to occur, the Company could lose its capital invested in the affected apartment community, as well as anticipated future revenues from such apartment community, and would continue to be obligated to repay any mortgage indebtedness or other obligations related to the apartment community. Any such loss could materially and adversely affect the business of the Company, its financial condition, and results of operations.

          In July and August, 1996, the Company purchased the following six apartment communities, including three in Southern California, for a total purchase price of $116,470, primarily funded by draws on the unsecured line of credit and the underwritten public offering described below.

                                                            Apartment   Purchase
  Community                           Date Acquired           Homes       Price
  ---------                           -------------           -----       -----
Countrybrook                          July 12, 1996            360       $28,800
San Jose, CA
Villa Marguerite                      July 19, 1996            166        10,100
Mission Viejo, CA
The Fountains                         July 26, 1996            226        27,750
San Jose, CA
Mill Creek                            July 26, 1996            258        17,500
Costa Mesa, CA
Channing Heights                      August 7, 1996           254        24,830
San Rafael, CA
Martinique Gardens                    August 7, 1996           145         7,490
Costa Mesa, CA

          On August 5, 1996, the Company completed an underwritten public offering of 5,750,000 shares of common stock and received $134,100 in net proceeds after all anticipated issuance costs. The net proceeds were used to purchase the two apartment communities acquired after the closing of the offering and to repay amounts borrowed under the unsecured line of credit, including amounts borrowed to purchase the four apartment communities acquired prior to the closing of the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains forward-looking statements, including, without limitation, statements relating to development activities of the Company, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of development communities could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include general economic conditions, local real estate conditions, construction delays due to unavailability of materials, weather conditions or other delays and those factors discussed below in this Form 10-Q.

RESULTS OF OPERATIONS

         The following discussion sets forth historical results of operations for the Company for the quarters ended June 30, 1996 and 1995. The following table outlines the communities acquired or leased-up during 1995 and 1996:

         1995 ACQUISITION                                1995 DEVELOPMENT
            COMMUNITIES                                     COMMUNITIES
            -----------                                     -----------

COMMUNITY            DATE ACQUIRED                COMMUNITY                    STATUS
- ---------            -------------                ---------                    ------
Sea Ridge            February 17, 1995 (a)        Carriage Square                (b)
Rivershore           April 28, 1995               Canyon Creek                   (c)
City Heights         October 19, 1995
Promenade            October 25, 1995
The Pointe           December 12, 1995

         1996 ACQUISITION                                1996 DEVELOPMENT
            COMMUNITIES                                     COMMUNITIES
            -----------                                     -----------

COMMUNITY            DATE ACQUIRED                COMMUNITY                    STATUS
- ---------            -------------                ---------                    ------
Park Centre          May 15, 1996                 Rosewalk                    Lease-up (d)
Parkside Commons     May 15, 1996                 Lawrence Exprway. Site         (e)
Sunset Towers        May 22, 1996                 Stevens Creek Blvd. Site       (f)

    The 1995 and 1996 Acquisition Communities and the 1995 and 1996 Development Communities are collectively termed the "Acquisition Communities."

(a) Under significant renovation commencing July 1995, and under lease-up in 1996.

(b) Occupancy commenced in January, 1995, and operations stabilized in October, 1995.

(c) Occupancy commenced in April, 1995, and operations stabilized in December, 1995.

(d) Lease-up commenced in June, 1996, and occupancy is expected to commence in August, 1996, and operations are expected to be stabilized in June, 1997.

(e) Purchased on May 16, 1996, and occupancy is expected to commence in June, 1997, and operations are expected to be stabilized in December, 1998.

(f) Purchased on April 26, 1996, and occupancy is expected to commence in March, 1998, and operations are expected to be stabilized in December, 1998.

         There are risks associated with the Company's development and construction activities which include: the abandonment of development and acquisition opportunities explored by the Company; construction costs of a community may exceed original estimates due to increased materials, labor or other expenses, which could make completion of the community uneconomical; occupancy rates and rents at a newly completed community are dependent on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; financing may not be available on favorable terms for the development of a community; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations. The occurrence of any of the events described above could adversely affect the Company's ability to achieve its projected yields on communities under development or reconstruction and could prevent the Company from making expected distributions.

         Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the costs of improvements to bring an acquired community up to standards established for the market position intended for that community will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although the Company undertakes an evaluation of the physical condition of each new community before it is acquired, certain defects or necessary repairs may not be detected until after the community is acquired, which could significantly increase the Company's total acquisition costs.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 TO THE THREE MONTHS ENDED JUNE 30, 1995.

The Company's results of operations are summarized as follows for the quarters ended June 30, 1996 and 1995:

                                           For the quarter
                                            ended June 30,
                                          -----------------
                                            1996      1995    $-Change    %-Change
                                          -------   -------   --------    --------
(Dollars in thousands)
Revenues:
Rental                                    $17,906   $12,544   $ 5,362       42.7%
Other                                         487       303       184       60.7%
Gain on sale                                 --       2,412    (2,412)      N/A
                                          -------   -------   -------
         Total revenues                    18,393    15,259     3,134       20.5%
                                          -------   -------   -------

Expenses:
Property operating                          4,108     2,858     1,250       43.7%
Property taxes                              1,465     1,073       392       36.5%
General and administrative                    864       612       252       41.2%
Interest and financing                      3,635     2,991       644       21.5%
Depreciation and amortization               4,226     3,301       925       28.0%
                                          -------   -------   -------
         Total expenses                    14,298    10,835     3,463       32.0%
                                          -------   -------   -------

Income before minority interest
 and extraordinary item                     4,095     4,424      (329)      (7.4)%
Minority interest                              12         5         7      140.0%
Extraordinary item                            511      --         511       N/A
                                          -------   -------   -------

Net income                                $ 3,572   $ 4,419   $  (847)     (19.2)%
                                          =======   =======   =======

         Revenues from rental property increased due largely to the addition of the Acquisition Communities. These properties contributed $6,072 for the quarter ended June 30, 1996, whereas they only added $1,430 for the quarter ended June 30, 1995. Other income also increased primarily due to the addition of the Acquisition Communities.

         Property operating expense increased largely as a result of the addition of the Acquisition Communities. Of the $1,250 increase, $891 was attributable to the Acquisition Communities, offset in part by the sale of Larkspur Woods during 1995. In addition, property taxes increased primarily due to the Acquisition Communities.

         General and administrative costs increased for the quarter ended June 30, 1996 as compared with the quarter ended June 30, 1995, primarily due to the growth in employee-related costs needed to manage the Acquisition Communities and the additional activities associated with them. The 1996 and 1995 amounts are net of $470 and $204, respectively, of allocated indirect project costs capitalized to construction projects, representing approximately 35% and 25% of total general and administrative expense for the quarters ended June 30, 1996 and 1995, respectively.

         Interest and financing expense increased for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 due to higher balances of debt and related interest expense on the Acquisition Communities, offset in part by a lower overall cost of funds.

         Depreciation and amortization expense increased due to the addition of the Acquisition Communities.

THE COMPANY'S RESULTS OF PROPERTY OPERATIONS (EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION - "EBITDA") ON A "SAME STORE" BASIS (SEE NOTE 1) IS SUMMARIZED BELOW FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1995:


                              For the three months (1)
                                    ended June 30,
                              ------------------------
                                 1996          1995       $-Change        %-Change
                              ----------    ----------    --------        --------
(Dollars in thousands)
Revenues                         $9,576       $8,585       $991(2)           11.5%
Expenses                          2,866        2,500        366(3)              14.6%
                                 ------       ------       ----
EBITDA                           $6,710       $6,085       $625              10.3%
                                 ======       ======       ====

(1) Includes the communities owned upon the Initial Offering and four acquisitions comprising a total of 3,330 apartment homes.

(2) Same Store revenues increased due to rental increases of $718, vacancy reductions of $247, concession reductions of $25 and a net other income increase of $1.

(3) Same Store expenses increased primarily due to increases in management and administrative costs, utilities, and turnover costs offset in part by reductions in marketing and advertising costs.

LIQUIDITY AND CAPITAL RESOURCES

         In May, 1996, the Company replaced both its $80 million secured credit facility and its $47 million secured credit facility (the "Credit Facilities") with a $150 million unsecured line of credit (the "Unsecured Line of Credit"). The Unsecured Line of Credit matures in May, 1999, and bears interest at the LIBOR rate plus 1.55%.

         The Company has considered its short-term liquidity needs and anticipates that these needs will be fully funded from cash flows provided by operating activities. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the distributions required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended.

         The Company expects to fund certain committed construction, acquisition and rehabilitation projects with a combination of working capital, the Unsecured Line of Credit and the Rosewalk construction loan. The Company intends to use available working capital first and available proceeds under its Unsecured Line of Credit and the Rosewalk construction loan second.

The Company's debt is summarized as follows:

                                                                                                       Interest Rate
                                  Balance      Available        Matures             Rate                 Protection
                                  -------      ---------        -------             ----               -------------
(Dollars in thousands)
Tax-exempt variable rate
  under interest rate swap       $ 88,945      $   --        November, 2022 -      6.48%(a)           Interest rate is
                                                               June, 2025                          fixed until June, 2010.

Tax-exempt variable rate
  under interest rate swap         87,380          --        November, 2007 -      5.88%(b)           Interest rate is
                                                               March, 2017                         fixed until March, 2004.

Tax-exempt variable rate           20,800          --        March, 2018           6.32%(c)
                                 --------      --------
         Subtotal                 197,125          --

$150,000 Unsecured
  Line of Credit                   78,350        71,650      May, 1999          Libor + 1.55%(d)

Rosewalk
  Construction loan                    20        25,480      October, 1997      Libor + 2.15%
                                 --------      --------

         Total                   $275,495      $ 97,130
                                 ========      ========


(a) The 6.48% represents an all-in financing cost including amortization of deferred financing costs.

(b) The 5.88% rate excludes the amortization of financing costs paid by the sponsor prior to the Initial Offering; if such costs were included, the all-in inclusive effective rate would be 6.30%.

(c) The 6.32% rate includes amortization of all deferred financing costs. The Company has the right to repurchase these bonds in 1996.

(d) The Unsecured Line of Credit balance includes amounts drawn for development and construction purposes totalling $42.2 million.

         The Company anticipates that its cash flow and cash available from the Rosewalk construction loan and the Unsecured Line of Credit will be adequate to meet its liquidity requirements for the foreseeable future. The Company anticipates that dividends will be paid from Funds from Operations.

         Net cash provided by operations for the six months ended June 30, 1996 increased to $16,493 from $4,947 for the six months ended June 30, 1995, primarily due to higher net income and non-cash charges to net income from the addition of the Acquisition Communities and increases in short-term liability balances. Additionally, less net cash was used for other asset purchases during the six months ended June 30, 1996 than the six months ended June 30, 1995.

         Net cash used for investing activities was $104,193 and $13,718 for the six months ended June 30, 1996 and 1995, respectively. This increase reflects the expenditures for the purchases of the Park Centre, Parkside Commons, and Sunset Towers communities, as well as the purchases of the Lawrence Expressway Site and the Stevens Creek Boulevard Site. Additionally, there were net increases in amounts used to complete the Rosewalk community, as well as other refurbishment projects.

         Net cash provided by financing activities was $86,512 and $5,449 for the six months ended June 30, 1996 and 1995, respectively. The net cash provided from financing activities in 1996 reflects primarily borrowings on the lines of credit and net proceeds from the Direct Placement less dividends paid.

INFLATION

         Substantially all of the leases at the Company's apartment communities are for a term of one year or less, which will enable the Company to counter the adverse effects of inflation by increasing rents upon renewal of existing leases or commencement of new leases. However, these short-term leases permit a resident to leave at the end of the lease term at minimal cost to the resident.

FUNDS FROM OPERATIONS
AND FUNDS AVAILABLE FOR DISTRIBUTION

         Many industry analysts consider Funds from Operations an appropriate measure of performance of an equity REIT. Funds from Operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (or loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition was revised by NAREIT effective for periods after 1995 to exclude the add-back of non-real estate depreciation and the amortization of recurring deferred financing costs ("FFO-revised definition"). The Company believes that in order to facilitate a clear understanding of the historical operating results, FFO and FFO-revised definition should be examined in conjunction with net income (loss) as presented in the financial statements. FFO and FFO-revised definition should not be considered as a substitute for net income (loss) as a measure of results of operations or for cash flow from operations as a measure of liquidity.

         For the quarter ended June 30, 1996, FFO-revised definition increased from $5,095 to $8,179 from the quarter ended June 30, 1995. This increase is primarily due to higher net income and depreciation add-back due to the addition of the Acquisition Properties.

         Funds from Operations and Funds Available for Distribution for the quarters ended June 30, 1996, March 31, 1996, December 31, 1995, September 30, 1995, and June 30, 1995 are summarized as follows:

CALCULATION OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

                                           Quarter Ended:
                                              June 30,       March 31,     December 31,    September 30,     June 30,
                                                1996           1996            1995            1995            1995
                                           ------------    ------------    ------------    -------------   ------------
(Dollars in thousands)

Net income                                 $      3,572    $      3,195    $      3,000    $      2,121    $      4,419
Depreciation - real estate assets                 4,008           3,692           3,380           3,044           2,965
Gain on sale                                       --              --              --              --            (2,412)
Non-recurring adjustments to net income:
Extraordinary item                                  511            --              --              --              --
Amortization of non-recurring costs,
   primarily legal, from the issuance
   of tax-exempt bonds(1)                            88              95             152             122             123
                                           ------------    ------------    ------------    ------------    ------------
Subtotal - FFO
   revised definition(2)                          8,179           6,982           6,532           5,287           5,095

Recurring adjustments to net income:
Amortization of origination fees
   on Credit Facilities(3)                           48             111             159             152             150
Amortization of credit
   enhancement costs(4)                              38              38              38              38              38
Depreciation - non-real estate assets                38              35              36              32              25
                                           ------------    ------------    ------------    ------------    ------------
Subtotal-FFO                               $      8,303    $      7,166    $      6,765    $      5,509    $      5,308

Capital improvements(5)                            (252)           (162)           (241)           (157)           (154)
Loan principal payments                             (88)            (88)            (72)            (94)            (71)
                                           ------------    ------------    ------------    ------------    ------------
Funds Available for Distribution ("FAD")   $      7,963    $      6,916    $      6,452    $      5,258    $      5,083
                                           ============    ============    ============    ============    ============
Weighted average shares outstanding(6)       15,205,997      13,969,068      13,927,603      11,544,287      11,544,287
                                           ============    ============    ============    ============    ============

(1) Represents the amortization of pre-1986 bond issuance costs carried forward to the Company, under the pooling of interest method of accounting, and costs associated with the reissuance of tax-exempt bonds incurred prior to the Initial Offering in order to preserve the tax-exempt status of the bonds at the Initial Offering.

(2) FFO before recurring amortization represents the revised definition of FFO adopted by the NAREIT Board of Governors for periods after 1995.

(3) Represents origination fees and costs incurred at the initial setup of the Credit Facilities. Such costs are amortized over the life of the respective Credit Facilities. These Credit Facilities were closed in May, 1996, and the unamortized loan fees were recorded as an extraordinary item.

(4) Represents origination fees and costs incurred at the initial setup of the credit enhancements used for the issuance of tax-exempt bonds. Such costs are amortized over the life of the respective credit enhancements.

(5) Capital Improvements represents amounts expended at the Original Communities and 1994 Acquisition Communities. A breakdown of expenditures is as follows:

                                                   Total              Per Unit
                                               Quarter ended       Quarter ended
                                               June 30, 1996       June 30, 1996
                                               -------------       -------------
                                                 (in 000s)
Leasing pavilion rehabilitation                    $  79                $  11
Gate installations                                    39                    6
Appliance additions                                   31                    4
Exterior painting                                     27                    4
Other capital improvements                            76                   11
                                                   -----                -----
Total Capital Improvements                         $ 252                $  36
                                                   =====                =====

         Appliance additions represents primarily the acquisition of washer/dryer units for apartments which generate additional rental and other income. Capital expenditures on the Acquisition Communities are excluded as such costs were budgeted as part of the original acquisition price. The per unit calculation for the quarter is based on the ending number of units in the portfolio on June 30, 1996.

(6) The weighted average shares outstanding shown differs from the weighted average shares outstanding for the purpose of calculating earnings per share because the conversion of preferred stock is antidilutive for calculating earnings per share, but dilutive for the purposes of calculating per share amounts of FFO and FFO-revised definition.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

         None

Item 2:  Changes in Securities

         None

Item 3:  Defaults Upon Senior Securities

         None

Item 4:  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 1, 1996. The shareholders voted to elect Gilbert M. Meyer, Geoffrey L. Baker, Bruce
         A. Choate, Brenda J. Mixson, Thomas H. Nielsen, Max L. Gardner and John
         J. Healy, Jr. to serve as directors of the Company until the 1997 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

         9,567,028 votes were cast for, and 13,420 votes were withheld from the election of Mr. Meyer.
         9,566,528 votes were cast for, and 13,920 votes were withheld from the election of Mr. Baker.
         9,567,028 votes were cast for, and 13,420 votes were withheld from the election of Mr. Choate.
         9,567,028 votes were cast for, and 13,420 votes were withheld from the election of Ms. Mixson.
         9,567,028 votes were cast for, and 13,420 votes were withheld from the election of Mr. Nielsen.
         9,567,028 votes were cast for, and 13,420 votes were withheld from the election of Mr. Gardner.
         9,566,028 votes were cast for, and 14,420 votes were withheld from the election of Mr. Healy.

         The shareholders also voted to ratify the Board of Directors' appointment of Coopers & Lybrand LLP to serve as independent accountants for the Company for the fiscal year ending December 31, 1996. 9,546,238 votes were cast in favor of this proposal, 2,290 votes were cast against it, and 15,020 votes abstained. No broker non-votes were recorded.

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K

  (A)    Exhibits

         Index to Exhibits

Exhibit No.       Description

3(i).1            Amended and Restated Articles of Incorporation of the Company.
                  (Incorporated by reference to Exhibit 3(i).1 to Form 8-B of Bay Apartment Communities, Inc. dated June 8, 1995).

3(i).2 Forms of Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay Apartment Communities, Inc. dated September 25, 1995).

3(i).3 Articles Supplementary relating to the Series B Preferred Stock of the Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay Apartment Communities, Inc. dated May 6, 1996.)

10.1 Stock Purchase Agreement, dated as of May 6, 1996, by and between the Company and PaineWebber Incorporated. (Incorporated by reference to Exhibit 10.1 to Form 8-K of Bay Apartment Communities, Inc. dated May 6, 1996.)

10.2 Placement Agent Agreement, dated as of May 6, 1996, by and between the Company and PaineWebber Incorporated. (Incorporated by reference to Exhibit 10.2 to Form 8-K of Bay Apartment Communities, Inc. dated May 6, 1996).

10.3 Purchase and Sale Agreement and Escrow Instructions, dated as of March 22, 1996, by and between K. Philip Hwang and C. Gemma Hwang and the Company. (Incorporated by reference to Exhibit
                  10.1 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

10.4 Purchase and Sale Agreement and Escrow Instructions, dated as of April 24, 1996, by and between TCR #706 Parkside Limited Partnership and the Company. (Incorporated by reference to Exhibit 10.2 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

10.5 Purchase and Sale Agreement and Escrow Instructions, dated as of April 20, 1996, by and between Consolidated Sunset Limited Partnership and the Company. (Incorporated by reference to Exhibit 10.3 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

10.6 Revolving Loan Agreement, dated as of May 8, 1996, among the Company as Borrower, Union Bank of Switzerland (New York Branch) as Co-Agent and Bank, and Union Bank of Switzerland (New York Branch) as Administrative Agent. (Incorporated by reference to Exhibit 10.4 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

10.7 Form of Agreement of Limited Partnership of Bay Countrybrook, L.P., by and among, Bay GP, Inc., the Company and certain other defined Persons. (Incorporated by reference to Exhibit
                  10.5 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

10.8 Agreement to Contribute, dated as of March 27, 1996, by and between Countrybrook of Berryessa Associates and the Company. (Incorporated by reference to Exhibit 10.6 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

23.1              Independent Accountants Consent. (Incorporated by reference to
                  Exhibit 23.1 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

27.1              Financial Data Schedule

99.1 Press Release of the Company. (Incorporated by reference to Exhibit 99.1 to Form 8-K of Bay Apartment Communities, Inc. dated May 6, 1996).


  (B)    Reports on Form 8-K

    1. Form 8-K of the Company, dated May 6, 1996, relating to the sale of 405,022 shares of newly issued Series B Preferred Stock and 1,661,414 shares of Common Stock.

    2. Form 8-K of the Company, dated May 23, 1996, relating to the acquisition of the Park Centre, Parkside Commons and Sunset Towers apartment home communities financed through draws from the Company's Unsecured Line of Credit with the Union Bank of Switzerland.

    3. Form 8-K/A of the Company, dated May 23, 1996, relating to the acquisition of the Park Centre, Parkside Commons and Sunset Towers apartment home communities financed through draws from the Company's Unsecured Line of Credit with the Union Bank of Switzerland, and contracts to acquire the Countrybrook and Villa Marguerite apartment home communities. This Form 8-K/A included Financial Statements under Rule 3-14 of Regulation S-X, Financial Statements of Businesses Acquired, Pro Forma Financial Statements and Pro Forma Financial Information.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BAY APARTMENT COMMUNITIES, INC.


Date: August 9, 1996                                        /s/ Gilbert M. Meyer
                                                            --------------------
                                             President and Chairman of the Board

Date: August 9, 1996                                     /s/ Jeffrey B. Van Horn
                                                         -----------------------
                                                         Chief Financial Officer
                                           (authorized Officer of the Registrant
                                                and Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.       Description

3(i).1            Amended and Restated Articles of Incorporation of the Company.
                  (Incorporated by reference to Exhibit 3(i).1 to Form 8-B of Bay Apartment Communities, Inc. dated June 8, 1995).

3(i).2 Forms of Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay Apartment Communities, Inc. dated September 25, 1995).

3(i).3 Articles Supplementary relating to the Series B Preferred Stock of the Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay Apartment Communities, Inc. dated May 6, 1996.)

10.1 Stock Purchase Agreement, dated as of May 6, 1996, by and between the Company and PaineWebber Incorporated. (Incorporated by reference to Exhibit 10.1 to Form 8-K of Bay Apartment Communities, Inc. dated May 6, 1996.)

10.2 Placement Agent Agreement, dated as of May 6, 1996, by and between the Company and PaineWebber Incorporated. (Incorporated by reference to Exhibit 10.2 to Form 8-K of Bay Apartment Communities, Inc. dated May 6, 1996).

10.3 Purchase and Sale Agreement and Escrow Instructions, dated as of March 22, 1996, by and between K. Philip Hwang and C. Gemma Hwang and the Company. (Incorporated by reference to Exhibit
                  10.1 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

10.4 Purchase and Sale Agreement and Escrow Instructions, dated as of April 24, 1996, by and between TCR #706 Parkside Limited Partnership and the Company. (Incorporated by reference to Exhibit 10.2 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

10.5 Purchase and Sale Agreement and Escrow Instructions, dated as of April 20, 1996, by and between Consolidated Sunset Limited Partnership and the Company. (Incorporated by reference to Exhibit 10.3 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

10.6 Revolving Loan Agreement, dated as of May 8, 1996, among the Company as Borrower, Union Bank of Switzerland (New York Branch) as Co-Agent and Bank, and Union Bank of Switzerland (New York Branch) as Administrative Agent. (Incorporated by reference to Exhibit 10.4 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

10.7 Form of Agreement of Limited Partnership of Bay Countrybrook, L.P., by and among, Bay GP, Inc., the Company and certain other defined Persons. (Incorporated by reference to Exhibit
                  10.5 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

10.8 Agreement to Contribute, dated as of March 27, 1996, by and between Countrybrook of Berryessa Associates and the Company. (Incorporated by reference to Exhibit 10.6 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

23.1              Independent Accountants Consent. (Incorporated by reference to
                  Exhibit 23.1 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23, 1996).

27.1              Financial Data Schedule

99.1 Press Release of the Company. (Incorporated by reference to Exhibit 99.1 to Form 8-K of Bay Apartment Communities, Inc. dated May 6, 1996).