Form 10-Q
period 1996-10-31
BAY APARTMENT COMMUNITIES INC
filed 1996-11-14
CIK 915912

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                YES  X    NO
                                    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                 Shares Outstanding                 Date
-------------------------      ------------------            ----------------
Common, $0.01 par value             18,996,088               November 7, 1996
Preferred, Series A, $.01            2,308,800               November 7, 1996
par value
Preferred, Series B, $.01              405,022               November 7, 1996
par value

                         BAY APARTMENT COMMUNITIES, INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                                            Page
                                                                                          ----
Item 1. Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995                   3

Consolidated Statements of Operations for the Quarters ended
September 30, 1996 and 1995                                                                  4

Consolidated Statements of Operations for the Nine months ended
September 30, 1996 and 1995                                                                  5

Consolidated Statements of Cash Flows for the Nine months ended
September 30, 1996 and 1995                                                                6-7

Notes to Consolidated Financial Statements                                                8-15


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                                    16-23


PART II - OTHER INFORMATION


Item 1:  Legal Proceedings                                                                  24

Item 2:  Changes in Securities                                                              24

Item 3:  Defaults Upon Senior Securities                                                    24

Item 4:  Submission of Matters to a Vote of Security Holders                                24

Item 5:  Other Information                                                                  24

Item 6:  Exhibits and Reports on Form 8-K                                                24-25

Signatures                                                                                  26

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BAY APARTMENT COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                         September 30,    December 31,
(Dollars in thousands, except per share data)                                1996            1995
                                                                         -------------    ------------
                                                                         (Unaudited)
ASSETS
Real estate assets:
     Land                                                                  $152,277        $ 97,334
     Buildings and improvements                                             494,665         354,213
     Furniture, fixtures and equipment                                       34,642          23,383
                                                                           --------        --------
                                                                            681,584         474,930
     Less accumulated depreciation                                          (47,274)        (34,552)
                                                                           --------        --------
     Operating real estate assets                                           634,310         440,378
     Construction in progress                                                50,145          23,280
                                                                           --------        --------
        Net real estate assets                                              684,455         463,658

Cash and cash equivalents                                                       931           1,677
Restricted cash                                                                 787              --
Other assets, net                                                            11,991          11,855
                                                                           --------        --------
TOTAL ASSETS                                                               $698,164        $477,190
                                                                           ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                              $257,684        $227,801
Accounts payable and accrued expenses                                         6,687           4,054
Dividends payable                                                             8,714           5,420
Other liabilities                                                             4,153           2,332
                                                                           --------        --------
TOTAL LIABILITIES                                                           277,238         239,607
                                                                           --------        --------

Contingencies (Note 4)                                                           --              --
                                                                           --------        --------
Minority interest                                                             7,084              --
                                                                           --------        --------
Shareholders' equity:

Preferred stock, $.01 par value; 25,000,000 shares authorized;
2,308,800 shares of Series A outstanding at both September 30, 1996 and December 31, 1995; 405,022 shares of Series B outstanding
at September 30, 1996 and no shares outstanding at December 31, 1995             27              23

Common stock, $.01 par value; 40,000,000 shares authorized;
18,990,826 shares outstanding at September 30, 1996;
11,544,287 shares outstanding at December 31, 1995                              190             115

Paid-in capital                                                             435,362         251,163

Dividends in excess of accumulated earnings                                 (21,737)        (13,718)
                                                                           --------        --------
TOTAL SHAREHOLDERS' EQUITY                                                  413,842         237,583
                                                                           --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $698,164        $477,190
                                                                           ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                         BAY APARTMENT COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Quarter ended      Quarter ended
                                                   September 30,      September 30,
(Dollars in thousands, except per share data)          1996                1995
                                                   -------------      -------------
Revenues:
     Rental                                         $    22,380       $    13,284
     Other                                                  670               340
                                                    -----------       -----------
       Total revenues                                    23,050            13,624
                                                    -----------       -----------
Expenses:
     Property operating                                   5,407             3,375
     Property taxes                                       1,840             1,065
     General and administrative                             997               711
     Interest and financing                               3,743             2,958
     Depreciation and amortization                        5,080             3,388
                                                    -----------       -----------
       Total expenses                                    17,067            11,497
                                                    -----------       -----------

Income before minority interest                           5,983             2,127
Minority interest                                           138                 6
                                                    -----------       -----------
Net income                                          $     5,845       $     2,121
                                                    ===========       ===========
Earnings per common share:
Income before minority interest                     $      0.29       $      0.18
Minority interest                                          0.01                --
                                                    -----------       -----------
Earnings available per common share                 $      0.28       $      0.18
                                                    ===========       ===========

Dividends declared per common share                 $      0.40       $      0.39
                                                    ===========       ===========

Weighted average shares outstanding                  16,796,991        11,544,287
                                                    ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                         BAY APARTMENT COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Nine Months              Nine Months
                                                        ended                    ended
(Dollars in thousands, except per share data)     September 30, 1996       September 30, 1995
                                                  ------------------       ------------------
Revenues:
     Rental                                           $    56,381             $    37,262
     Other                                                  1,538                   1,059
     Gain on sale                                              --                   2,412
                                                      -----------             -----------
       Total revenues                                      57,919                  40,733
                                                      -----------             -----------
Expenses:
     Property operating                                    13,253                   8,961
     Property taxes                                         4,528                   3,101
     General and administrative                             2,723                   1,817
     Interest and financing                                10,850                   8,431
     Depreciation and amortization                         13,277                   9,949
                                                      -----------             -----------
       Total expenses                                      44,631                  32,259
                                                      -----------             -----------
Income before minority interest and
  extraordinary item                                       13,288                   8,474
Minority interest                                             165                      14
                                                      -----------             -----------
Income before extraordinary item                           13,123                   8,460
Extraordinary item                                            511                      --
                                                      -----------             -----------
Net income                                            $    12,612             $     8,460
                                                      ===========             ===========
Earnings per common share:
Income before minority interest and
  extraordinary item                                  $      0.74             $      0.73
Minority interest                                            0.01                      --
                                                      -----------             -----------
Income before extraordinary item                             0.73                    0.73
Extraordinary item                                           0.04                      --
                                                      -----------             -----------
Earnings available per common share                   $      0.69             $      0.73
                                                      ===========             ===========

Dividends declared per common share                   $      1.20             $      1.16
                                                      ===========             ===========

Weighted average shares outstanding                    13,643,066              11,544,287
                                                      ===========             ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         BAY APARTMENT COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months           Nine Months
                                                                            ended                 ended
(Dollars in thousands)                                                September 30, 1996     September 30, 1995
                                                                      ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $  12,612              $  8,460
     Gain on sale                                                                --                (2,412)
NONCASH EXPENSES INCLUDED IN NET INCOME:
     Depreciation and amortization                                           13,277                 9,949
     Minority interest                                                          165                    14
     Extraordinary item                                                         511                    --

CASH PROVIDED BY (USED FOR) OPERATING ASSETS AND LIABILITIES:
     Restricted cash                                                           (787)                1,000
     Other assets                                                            (1,202)               (4,844)
     Accounts payable and accrued expenses                                    2,633                  (154)
     Other liabilities                                                        1,821                   435
                                                                          ---------              --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    29,030                12,448
                                                                          ---------              --------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
     Proceeds from sale, net                                                     --                17,487
     Capital expenditures                                                      (871)                 (452)
     Acquisition of properties                                             (144,043)              (13,565)
     Construction in progress                                               (53,467)              (26,230)
                                                                          ---------              --------
NET CASH USED FOR INVESTING ACTIVITIES                                     (198,381)              (22,760)
                                                                          ---------              --------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
     Proceeds from stock offerings, net of offering costs                   183,507                    --
     Proceeds from exercise of stock options                                    476                    --
     Borrowings on notes payable                                                 --                13,765
     Notes payable principal payments                                          (306)                 (224)
     Borrowings on construction notes payable                                    21                    --
     Borrowings on lines of credit                                          157,000                39,828
     Repayments on lines of credit                                         (154,700)              (32,163)
     Partner and minority interest distributions                                (56)                  (45)
     Dividends paid                                                         (17,337)              (13,276)
                                                                          ---------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   168,605                 7,885
                                                                          ---------              --------

Decrease in cash and cash equivalents                                          (746)               (2,427)

Cash and cash equivalents, beginning of period                                1,677                 4,698
                                                                          ---------              --------

Cash and cash equivalents, end of period                                  $     931              $  2,271
                                                                          =========              ========

BAY APARTMENT COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (CONT.)

                                                                          Nine Months           Nine Months
                                                                            ended                 ended
(Dollars in thousands)                                                September 30, 1996     September 30, 1995
                                                                      ------------------     ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:


Interest (net of amount capitalized)                                       $10,935                  $ 8,431
                                                                           =======                  =======

Supplemental disclosures of noncash
 investing and financing activities:


Noncash transfers of construction in progress                              $26,602                  $45,302
                                                                           =======                  =======

Assumption of notes payable by the Company                                 $27,868                  $10,561
                                                                           =======                  =======

Contribution of minority interest                                          $ 7,270                  $    --
                                                                           =======                  =======

Dividends declared but not paid                                            $ 8,714                  $ 4,502
                                                                           =======                  =======

The accompanying notes are an integral part of these consolidated financial statements.

                         BAY APARTMENT COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Organization, Initial Public Offering and Subsequent Offerings

         Bay Apartment Communities, Inc. (the "Company") was formed in 1978 to develop, lease and manage upscale apartment communities. Before March 17, 1994, the Company was a part of the Greenbriar Group which consisted of Bay Apartment Communities, Inc. and certain affiliated entities. The Greenbriar Group included one land parcel held for future development, 12 apartment communities transferred to the Company in the reorganization transactions and the partnerships that held 11 of these apartment communities. The Greenbriar Group became Bay Apartment Communities, Inc. as a result of certain reorganization transactions in connection with the sale of shares of common stock in an initial public offering. Also included in this reorganization was the combination of building and management affiliates into the Company. The Company is a self-administered and self-managed real estate investment trust ("REIT") which acquires, builds, owns and manages apartment communities primarily in Northern California. At September 30, 1996, the Company owned 34 apartment communities, comprising 8,586 apartment homes.

         On March 17, 1994, the Company completed its initial public offering of 10,889,742 shares of common stock, and received $199,998 in net proceeds (the "Initial Offering"). The net proceeds were used to pay off mortgage debt, purchase five apartment communities, purchase outside partners' partnership interests, and pay debt origination costs (primarily legal fees). In October, 1995, the Company issued 2,308,800 shares of Series A preferred stock for a net amount of approximately $48,269 (the "1995 Offering"). The proceeds were used to purchase land for future construction, pay off and close a construction loan and pay down debt on credit lines which were subsequently drawn on to purchase apartment communities. In May, 1996, the Company issued 1,248,191 shares of common stock in a direct placement and 413,223 shares of common stock and 405,022 shares of Series B preferred stock in an underwritten offering (collectively, the "1996 Offerings"), and received approximately $49,481 in net proceeds. The proceeds were used to purchase three communities, Park Centre, Parkside Commons, and Sunset Towers, and repay borrowings on a secured credit facility. Both secured credit facilities were subsequently closed, resulting in the write-off of $511, representing unamortized loan and non-use fees, which was recorded as an extraordinary item. On August 5, 1996, the Company completed an underwritten public offering of 5,750,000 shares of common stock and received $134,026 in net proceeds. The net proceeds were used to purchase two apartment communities acquired after the closing of the offering, Channing Heights and Martinique Gardens, and to repay amounts borrowed under the unsecured line of credit, including amounts borrowed to purchase four apartment communities acquired prior to the closing of the offering; Countrybrook, Larkspur Canyon (formerly Villa Marguerite), The Fountains, and Mill Creek.

         The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1995. The results of operations for the quarter ended September 30, 1996 are not necessarily indicative of the operating results for the full year. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods have been included.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned partnerships and subsidiaries. The accompanying consolidated financial statements also include the accounts of Bay Countrybrook L.P., a Delaware limited partnership (the "Partnership"). The general partner of the Partnership is a wholly-owned subsidiary of the Company, Bay G.P., Inc., a Maryland corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Bay Countrybrook L.P.

         In connection with the formation of the Partnership, 298,577 units of limited partnership interests ("Units") were issued to the existing partners of the contributor of the Countrybrook community. Under the terms of the limited partnership agreement, holders of Units have the right to require the Partnership to redeem their Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of Units in satisfaction of the Partnership's obligation to redeem the Units for cash.

Operating Real Estate Assets

         Subsequent to occupancy, significant expenditures, generally exceeding $5, which improve or extend the life of the asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during development and construction and reconstruction.

         Apartment homes available for occupancy are generally leased on a one year or less basis. Rental income and operating costs incurred during the initial lease-up period are fully recognized as they accrue.

Capitalization of Costs During Development and Reconstruction

         Cost capitalization during development of constructed assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset is delivered and a certificate of occupancy is issued. Cost capitalization during reconstruction of acquired assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when apartment homes are taken out of service for reconstruction and ends when the apartment home reconstruction is complete and placed in service.

Depreciation

         Depreciation is calculated on operating real estate assets using the straight-line method over their estimated useful lives, which range from ten to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from five to seven years.

Income Taxes

         The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the "Code") beginning with the tax year which ended December 31, 1994. A corporate REIT is a legal entity which holds real estate interests and through certain levels of payments of dividends to shareholders and other criteria, is permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. As a result, the Company will not be subject to federal and state income taxation at the corporate level if certain requirements are met. Accordingly, no provision for federal and state income taxes has been made.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Deferred Financing Costs

         Included in other assets, net are costs associated with obtaining debt financing and credit enhancements. Such costs are being amortized over the term of the associated debt or credit enhancement.

Cash and Cash Equivalents

         Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Interest income amounted to $58 and $61 for the quarters ended September 30, 1996 and 1995, respectively.

Earnings per Share

         Earnings per share with respect to the Company for the quarters ended September 30, 1996 and 1995 is computed based upon the weighted average number of common shares outstanding during the period plus (in periods where they have a dilutive effect) the net additional number of shares which would be issuable upon the exercise of stock options assuming that the Company used the proceeds received to repurchase outstanding shares at market prices.

        Additionally, other potentially dilutive securities, which may not qualify as common stock equivalents, are considered when calculating earnings per share on a primary and fully diluted basis. No such securities were outstanding during the quarter ended September 30, 1995, and the assumed conversion of such securities during the quarter ended September 30, 1996, results in an antidilutive effect; therefore, earnings per share presentation on a primary and fully diluted basis is unnecessary. Earnings per share is net of the preferred stock dividends declared for the period, which were $1,118 and $3,118 for the quarter ended and nine months ended September 30, 1996, respectively. No preferred stock was outstanding during the nine months ended September 30, 1995.

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

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

2.  INTEREST CAPITALIZED

       Interest costs associated with projects under development or reconstruction aggregating $894 for the quarter ended September 30, 1996 and $1,132 for the quarter ended September 30, 1995 have been capitalized.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


3.  NOTES PAYABLE

                                                                                   September 30,   December 31,
                                                                                       1996            1995
                                                                                   -------------   ------------
Tax-exempt variable rate under interest rate swaps:

Foxchase I and II and Fairway Glen are encumbered by first deeds of trust which collateralize three housing bond issues maturing November 1, 2007. The Company has entered into an interest rate swap agreement with a financial institution under which the interest rate is fixed until March, 2004 at a total of 5.88%, interest only. The bonds contain covenants which require 20% of the units to be
leased or held available for lease to low or moderate income families.                 $35,980       $35,980

Waterford and Villa Mariposa are encumbered by first deeds of trust which collateralize two housing bond issues. The Company has entered into an interest rate swap agreement with a financial institution under which the interest rate is fixed until March, 2004 at a total of 5.88%, interest only. Such bonds require monthly payments of interest only and mature on August 1, 2014 and March
1, 2017, respectively. The bonds contain covenants which require 20% of the units to be leased or held available for lease to low or moderate income
families.                                                                               51,400        51,400

Barrington Hills is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The
Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48% including the amortization of financing costs. The bonds contain covenants which require
20% of the units to be leased or held available for lease to low or moderate
income families.                                                                        13,376        13,482

Crossbrook is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48% including the amortization of financing costs. The bonds contain covenants which require 20%
of the units to be leased or held available for lease to low or moderate income
families.                                                                                8,601         8,667

Rivershore is encumbered by a first deed of trust which collateralizes housing bond issues maturing November 15, 2022, fully amortizing over the term. The
Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48% including the amortization of financing costs. The bonds contain covenants which require
20% of the units to be leased or held available for lease to low or moderate
income families.                                                                        10,478        10,572

                                                                                   September 30,   December 31,
                                                                                       1996            1995
                                                                                   -------------   ------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Canyon Creek is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48% including the amortization of financing costs. The bonds contain convenants which require 20%
of the units to be leased or held available for lease to low or moderate
income families.                                                                        38,800        38,800

Sea Ridge is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48% including the amortization of financing costs. The bonds contain convenants which require 20%
of the units to be leased or held available for lease to low or moderate income
families.                                                                               17,600        17,600
                                                                                       -------       -------

Subtotal                                                                               176,235       176,501
                                                                                       -------       -------

Tax-exempt fixed rate:

Countrybrook is encumbered by a first deed of trust which collateralizes housing bond issues maturing March 1, 2012, partially amortizing over the term. The interest rate on the bonds is fixed until April, 2002 at an effective interest rate of 7.87% including the amortization of financing costs. The bonds contain covenants which require 20% of the units to be leased or held available for
lease to low or moderate income families.                                               20,193            --
                                                                                       -------       -------

Subtotal                                                                                20,193            --
                                                                                       -------       -------
Tax-exempt variable rate:

City Heights is encumbered by a first deed of trust which collateralizes housing bond issues maturing March 1, 2018. Interest only payments are required monthly at a variable rate set weekly by the remarketing agent (6.37% at September 30,
1996 and 6.81% at December 31, 1995 including the amortization of financing costs). The bonds contain convenants which require 20% of the units to be leased or held available for lease to low or moderate income families. The bonds have been placed with an institutional investor who has the right to require the
Company to repurchase the bonds by March 10, 1997. The Company currently has the
right to repurchase the bonds at its option.                                            20,800        20,800

Larkspur Canyon (formerly Villa Marguerite) is encumbered by a first deed of trust which collateralizes housing bond issues maturing March 1, 2023. Interest only payments are required monthly at a variable rate set weekly by the remarketing agent (5.65% at September 30, 1996 including the amortization of financing costs). The bond payments are secured by a $7,823 irrevocable direct pay letter of credit. The bonds contain covenants which require 20% of the units
to be leased or held available for lease to low or moderate income families.             7,635            --
                                                                                       -------       -------

Subtotal                                                                                28,435        20,800
                                                                                       -------       -------

                                                                                   September 30,   December 31,
                                                                                       1996            1995
                                                                                   -------------   ------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Construction Note Payable:

Construction note payable with an aggregate amount available of $25,500 bearing interest at LIBOR plus 2.15%. This note is collateralized by a first deed of
trust on the Rosewalk at Waterford Park community.                                          21             --
                                                                                      --------       --------
Subtotal                                                                                    21             --
                                                                                      --------       --------
Credit Lines:

Line of credit with an aggregate amount available of $80,000 maturing December,
1996 and collateralized by the Sommerset and Regatta Bay communities. This line bears interest at the 30-day LIBOR rate plus 2.25%. Interest only payments are required monthly. Based on the assets pledged as collateral, there was $18,062 available under this line at December 31, 1995. This line was closed in May,
1996.                                                                                       --             --

Line of credit with an aggregate amount available of $47,000 maturing December,
1997 and collateralized by the Hampton Place and Carriage Square communities
This line bears interest at the prime rate or various LIBOR rates plus 1.60%
This line was closed in May, 1996.                                                          --         30,500

Unsecured  line of  credit  with  an  aggregate  amount  available  of $200,000
maturing May, 1999. This line bears interest at various LIBOR rates plus 1.55%.         32,800             --
                                                                                      --------       --------
Subtotal                                                                                32,800         30,500
                                                                                      --------       --------
Total Notes Payable                                                                   $257,684       $227,801
                                                                                      ========       ========

Principal payments on outstanding notes payable as of September 30, 1996 are due as follows:

                             1996                 $ 20,954
                             1997                    1,051
                             1998                    1,395
                             1999                   34,299
                             2000                    1,611
                       Thereafter                  198,374
                                                  --------
                                Total             $257,684
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

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5.  SUBSEQUENT EVENTS

          On October 9, 1996, the Company paid off the remaining balance of $21 and terminated the construction note payable that was collateralized by a first deed of trust on the Rosewalk at Waterford Park community.

          As of November 8, 1996, the Company had elected to issue 3,812 shares of common stock to limited partners of Bay Countrybrook L.P. who had requested a redemption of their partnership units for cash. 2,287 of these shares had been issued as of November 8, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, without limitation, statements relating to development activities of the Company. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of development communities could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include general economic conditions, local real estate conditions, construction delays due to unavailability of materials, weather conditions or other delays and those factors discussed below in this Form 10-Q.

RESULTS OF OPERATIONS

         The following discussion sets forth historical results of operations for the Company for the quarters ended September 30, 1996 and 1995. The following table outlines the communities acquired or leased-up during 1995 and 1996:

        1995 ACQUISITION                                    1995 DEVELOPMENT
          COMMUNITIES                                         COMMUNITIES
          -----------                                         -----------
COMMUNITY            DATE ACQUIRED                  COMMUNITY                   STATUS
---------            -------------                  ---------                   ------
Sea Ridge            February 17, 1995(a)           Carriage Square              (b)
Rivershore           April 28, 1995                 Canyon Creek                 (c)
City Heights         October 19, 1995
Promenade            October 25, 1995
The Pointe           December 12, 1995



     1996 QUARTER 2 ACQUISITION                             1996 DEVELOPMENT
           COMMUNITIES                                         COMMUNITIES
           -----------                                         -----------
COMMUNITY            DATE ACQUIRED                  COMMUNITY                   STATUS
---------            -------------                  ---------                   ------
Park Centre          May 15, 1996                   Rosewalk                     (d)
Parkside Commons     May 15, 1996                   Lawrence Exprway. Site       (e)
Sunset Towers        May 22, 1996                   Stevens Creek Blvd. Site     (f)
                                                    The Alameda Site             (g)


     1996 QUARTER 3 ACQUISITION
             COMMUNITIES
             -----------
COMMUNITY                      DATE ACQUIRED
---------                      -------------
Countrybrook                   July 12, 1996
Larkspur Canyon                July 19, 1996
(formerly Villa Marguerite)
The Fountains                  July 26, 1996
Mill Creek                     July 26, 1996
Channing Heights               August 7, 1996
Martinique Gardens             August 7, 1996

         The 1995 and 1996 Quarter 2 and 3 Acquisition Communities and the 1995 and 1996 Development Communities are collectively termed the "Acquisition Communities."

(a) Under significant renovation commencing July, 1995 and under lease-up in 1996.

(b) Occupancy commenced in January, 1995 and operations stabilized in October, 1995.

(c) Occupancy commenced in April, 1995 and operations stabilized in December, 1995.

(d) Lease-up commenced in June, 1996, occupancy commenced in August, 1996 and operations are expected to be stabilized in June, 1997.

(e) Purchased on May 16, 1996, occupancy is expected to commence in June, 1997 and operations are expected to be stabilized in December, 1998.

(f) The Company purchased 2.5 acres of this site on April 26, 1996 and has entered into a contract to acquire the contiguous 5.4 acres. If the contiguous site is acquired and the planned community is developed, occupancy is expected to commence in March, 1998 and operations are expected to be stabilized in December, 1998.

(g) The Company has entered into contracts to acquire two sites. If the sites for this development are acquired and the planned community is developed, occupancy is expected to commence in June, 1998 and operations are expected to be stabilized in June, 1999.

         There are risks associated with the Company's development and construction activities which include: development and acquisition opportunities explored by the Company may be abandoned; construction costs of a community may exceed original estimates due to increased materials, labor or other expenses, which could make completion of the community uneconomical; occupancy rates and rents at a newly completed community are dependent on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; financing may not be available on favorable terms for the development of a community; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations. The occurrence of any of the events described above could adversely affect the Company's ability to achieve its projected yields on communities under development or reconstruction and could prevent the Company from making expected distributions.

         Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the cost of improvements to bring an acquired community up to standards established for the market position intended for that community will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although the Company undertakes an evaluation of the physical condition of each new community before it is acquired, certain defects or necessary repairs may not be detected until after the community is acquired, which could significantly increase the Company's total acquisition costs.

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1996 TO THE QUARTER ENDED SEPTEMBER 30, 1995.

The Company's results of operations are summarized as follows for the quarters ended September 30, 1996 and 1995:

                                            For the quarter
                                          ended September 30,
                                         ---------------------
(Dollars in thousands)                    1996          1995         $-Change         %-Change
                                         -------       -------       -------          --------
Revenues:
     Rental                              $22,380       $13,284       $ 9,096            68.5%
     Other                                   670           340           330            97.1%
                                         -------       -------       -------
         Total revenues                   23,050        13,624         9,426            69.2%
                                         -------       -------       -------
Expenses:
     Property operating                    5,407         3,375         2,032            60.2%
     Property taxes                        1,840         1,065           775            72.8%
     General and administrative              997           711           286            40.2%
     Interest and financing                3,743         2,958           785            26.5%
     Depreciation and amortization         5,080         3,388         1,692            49.9%
                                         -------       -------       -------
         Total expenses                   17,067        11,497         5,570            48.5%
                                         -------       -------       -------

Income before minority interest            5,983         2,127         3,856           181.3%
Minority interest                            138             6           132         2,200.0%
                                         -------       -------       -------

Net income                               $ 5,845       $ 2,121       $ 3,724           175.6%
                                         =======       =======       =======

         Revenues from rental property increased primarily as a result of the addition of the Acquisition Communities. The 1995 Acquisition Communities contributed $2,923 for the quarter ended September 30, 1996, versus $765 for the quarter ended September 30, 1995. The 1995 Development Communities contributed $2,482 for the quarter ended September 30, 1996, versus $1,606 for the quarter ended September 30, 1995. The 1996 Quarter 2 Acquisition Communities and the 1996 Quarter 3 Acquisition Communities contributed $1,941 and $2,756, respectively. Rosewalk contributed $159. The remainder of the increase was from the remaining communities. The Acquisition Communities also contributed to the majority of the increase in other income.

         Property operating expenses increased primarily as a result of the addition of the Acquisition Communities. Of the $2,032 increase, $541 was attributable to the 1995 Acquisition Communities, $35 was attributable to the 1995 Development Communities, $495 was attributable to the 1996 Quarter 2 Acquisition Communities, $525 was attributable to the 1996 Quarter 3 Acquisition Communities, and $75 was attributable to Rosewalk with the remainder of the increase attributable to the remaining communities. In addition, property tax increased primarily as a result of the addition of the Acquisition Communities.

         General and administrative costs increased for the quarter ended September 30, 1996 as compared with the quarter ended September 30, 1995, primarily due to the growth in employee-related costs needed to manage the Acquisition Communities. The 1996 and 1995 amounts are net of $592 and $177, respectively, of allocated indirect project costs capitalized to construction and reconstruction projects, representing approximately 37% and 20% of total general and administrative expense for the quarters ended September 30, 1996 and 1995, respectively.

         Interest and financing expense increased for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 due to higher balances of debt and related interest expense on the Acquisition Communities, offset in part by a lower overall cost of funds.

         Depreciation and amortization expense increased due to the addition of the Acquisition Communities.

THE COMPANY'S RESULTS OF PROPERTY OPERATIONS (EARNINGS BEFORE INTEREST, TAXES AND DEPRECIATION - "EBITDA") ON A "SAME STORE" BASIS (SEE NOTE 1) IS SUMMARIZED BELOW FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995:


                                          For the quarter(1)
                                          ended September 30,
                                      --------------------------
(Dollars in thousands)                 1996                1995             $-Change     %-Change
                                      ------              ------            --------     --------
Revenues                              $9,862              $8,820            $1,042(2)      11.8%
Expenses                               2,876               2,799                77(3)       2.8%
                                      ------              ------            ------
EBITDA                                $6,986              $6,021            $  965         16.0%
                                      ======              ======            ======



(1) Includes the communities owned upon the Initial Offering and four acquisitions comprising a total of 3,330 apartment homes.

(2) Same Store revenues increased due to rental increases of $856, vacancy reductions of $102, concession reductions of $65 and a net other income increase of $19.

(3) Same Store expenses increased primarily due to increases in insurance, repairs and maintenance, property taxes and utilities offset in part by reductions in management and administrative costs, turnover costs and marketing and advertising costs.

LIQUIDITY AND CAPITAL RESOURCES

         In May, 1996, the Company replaced both its $80 million secured credit facility and its $47 million secured credit facility (the "Credit Facilities") with a new, three year, $150 million unsecured line of credit. In August, 1996, the Company expanded this unsecured line of credit to $200 million (the "Unsecured Line of Credit"). The Company paid non-refundable fees totaling $800,000 so that the lender would make the unsecured line available for construction purposes. These fees are capitalized against the construction projects to which the line relates. The Unsecured Line of Credit matures in May, 1999 and currently bears interest at various LIBOR rates plus 1.55%.

         The Company has considered its short-term liquidity needs and anticipates that these needs will be fully funded from cash flows provided by operating activities. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the distributions required to maintain the Company's REIT qualification under the Code.

         The Company expects to fund certain committed construction, acquisition and rehabilitation projects with a combination of working capital and the Unsecured Line of Credit. The Company intends to use available working capital first and available proceeds under its Unsecured Line of Credit second.

The Company's outstanding debt as of September 30, 1996 is summarized as follows:

                                                                                                       Interest Rate
(Dollars in thousands)           Balance    Available        Matures              Rate                 Protection
                                 -------    ---------        -------              ----                 ----------
Tax-exempt variable rate
  under interest rate swap      $ 88,855    $     --          November, 2022 -     6.48%(a)           Interest rate is
                                                               June, 2025                          fixed until June, 2010.
Tax-exempt variable rate
  under interest rate swap        87,380          --          November, 2007 -     5.88%(b)           Interest rate is
                                                               March, 2017                         fixed until March, 2004.

Tax-exempt fixed rate             20,193          --          March, 2012          7.87%(c)

Tax-exempt variable rate          20,800          --          March, 2018          6.37%(d)

Tax-exempt variable rate           7,635          --          March, 2023          5.65%(e)
                                --------    --------

         Subtotal                224,863          --

$200,000 Unsecured
  Line of Credit(f)               32,800     167,200          May, 1999            Libor + 1.55%

Rosewalk
  Construction loan(g)                21      25,479          October, 1997        Libor + 2.15%
                                --------    --------

         Total                  $257,684    $192,679
                                ========    ========


(a) The 6.48% rate represents an all-in financing cost, including amortization of deferred financing costs.

(b) The 5.88% rate excludes the amortization of financing costs paid by the sponsor prior to the Initial Offering; if such costs were included, the all-inclusive effective rate would be 6.30%.

(c) The 7.87% rate represents an all-in financing cost, including amortization of deferred financing costs, and is fixed until April, 2002.

(d) The 6.37% rate represents an all-in financing cost, including amortization of all deferred financing costs. The Company has the right to repurchase these bonds and currently plans to repurchase and reissue them on a long term fixed rate basis by March 10, 1997.

(e) The 5.65% rate represents an all-in financing cost, including amortization of all deferred financing costs. The debt floats in a seven-day put bond mode with a current interest rate of 3.75%.

(f) The Unsecured Line of Credit balance was used for development and construction purposes.

(g)    The Company paid off and terminated this loan on October 9, 1996.

         The Company anticipates that its cash flow and cash available from the Unsecured Line of Credit will be adequate to meet its liquidity requirements for the foreseeable future. The Company anticipates that dividends will be paid from Funds from Operations.

         Net cash provided by operations for the nine months ended September 30, 1996 increased to $29,030 from $12,448 for the nine months ended September 30, 1995, primarily due to higher net income and non-cash charges to net income from the addition of the Acquisition Communities and increases in short-term liability balances. Additionally, less net cash was used for other asset purchases during the nine months ended September 30, 1996 than the nine months ended September 30, 1995.

         Net cash used for investing activities was $198,381 and $22,760 for the nine months ended September 30, 1996 and 1995, respectively. This increase reflects the expenditures for the purchases of the 1996 Quarter 2 and 3 Acquisition Communities as well as the purchases of the Lawrence Expressway Site and the Stevens Creek Boulevard Site. Additionally, there were net increases in amounts used to complete the Rosewalk community, as well as other refurbishment and reconstruction projects.

         Net cash provided by financing activities was $168,605 and $7,885 for the nine months ended September 30, 1996 and 1995, respectively. The net cash provided from financing activities in 1996 reflects primarily the net proceeds from the 1996 Offerings and the August 5, 1996 public offering less dividends paid.

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

         For the quarter ended September 30, 1996, FFO-revised definition increased from $5,287 to $10,831 from the quarter ended September 30, 1995. This increase is primarily due to higher net income and depreciation add-back due to the addition of the Acquisition Communities.

         Funds from Operations and Funds Available for Distribution for the quarters ended September 30, 1996, June 30, 1996, March 31, 1996, December 31, 1995 and September 30, 1995, are summarized as follows:


CALCULATION OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION


                                                                    ---------Quarter Ended---------

                                                Sept. 30,       June 30,       Mar. 31,       Dec. 31,        Sept. 30,
                                                  1996            1996           1996           1995            1995
                                                  ----            ----           ----           ----            ----
(Dollars in thousands)
Net income                                     $     5,845    $     3,572    $     3,195    $     3,000     $     2,121
Depreciation - real estate assets                    4,899          4,008          3,692          3,380           3,044
Extraordinary item                                      --            511             --             --              --
Amortization of non-recurring costs,
   primarily legal, from the issuance
   of tax-exempt bonds(1)                               87             88             95            152             122
                                               -----------    -----------    -----------    -----------     -----------
Subtotal - FFO
   revised definition(2)                            10,831          8,179          6,982          6,532           5,287

Recurring adjustments to net income:
Amortization of origination fees
   on Credit Facilities(3)                              --             41            104            159             152
Amortization of reincorporation costs                    7              7              7             --              --
Amortization of credit
   enhancement costs(4)                                 38             38             38             38              38
Depreciation - non-real estate assets                   49             38             35             36              32
                                               -----------    -----------    -----------    -----------     -----------
Subtotal-FFO                                        10,925          8,303          7,166          6,765           5,509

Capital improvements(5)                               (457)          (252)          (162)          (241)           (157)
Loan principal payments                               (131)           (88)           (88)           (72)            (94)
                                               -----------    -----------    -----------    -----------     -----------
Funds Available for Distribution ("FAD")       $    10,337    $     7,963    $     6,916    $     6,452     $     5,258
                                               ===========    ===========    ===========    ===========     ===========
Weighted average shares outstanding(6)          19,686,087     15,205,997     13,969,068     13,927,603      11,544,287
                                               ===========    ===========    ===========    ===========     ===========


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

(3) Represents origination fees and costs incurred at the initial setup of the Credit Facilities. Such costs are amortized over the life of the respective Credit Facilities. These Credit Facilities were closed in May, 1996 and the unamortized loan fees were recorded as an extraordinary item.

(4) Represents origination fees and costs incurred at the initial setup of the credit enhancements used for the issuance of tax-exempt bonds. Such costs are amortized over the life of the respective credit enhancements.

(5) Capital improvements represent amounts expended at communities acquired or developed prior to 1995. A breakdown of expenditures is as follows:


                                                   Total                  Per Unit
          (Dollars in thousands, except         Quarter ended           Quarter ended
          per unit data)                      September 30, 1996     September 30, 1996
                                              ------------------     ------------------
          Non-revenue generating:
            Exterior painting                       $161                     $19
            Leasing pavilion construction            119                      14
            Fitness center equipment                  24                       3
            Other capital improvements                52                       6
                                                    ----                     ---
              Subtotal                               356                      42
                                                    ----                     ---
          Revenue generating:
            Fixtures                                  71                       8
            Appliances                                30                       3
                                                    ----                     ---
              Subtotal                               101                      11
                                                    ----                     ---
          Total Improvements                        $457                     $53
                                                    ====                     ===

       The Company, as a matter of policy, expenses any apartment-related expenditure less than $5,000. These normally include any expenditure related to the interior of an apartment. The Company typically capitalizes non-revenue generating expenditures such as those for new security gate systems, leasing pavilion reconstruction and redecorating, roofing repair and replacement, exterior siding repair and repainting and parking area resurfacing. The Company also capitalizes revenue generating expenditures and cashflow enhancing improvements such as those expended for construction of new garages or installation of water conservation devices which almost immediately and permanently either earn additional revenue or reduce expenses. Appliance additions represents primarily the acquisition of washer/dryer units for apartments which generate additional rental and other income. Capitalized expenditures as described here exclude major reconstruction costs incurred in conjunction with the acquisition and repositioning of newly purchased apartment communities. Such costs are added to the purchase price of those communities. The per unit calculation for the quarter is based on the ending number of units in the portfolio on September 30, 1996.

(6) The weighted average shares outstanding shown differs from the weighted average shares outstanding for the purpose of calculating earnings per share because the conversion of preferred stock is antidilutive for calculating earnings per share, but dilutive for the purposes of calculating FFO per share and FFO-revised definition per share.

PART II - OTHER INFORMATION

Item 1:       Legal Proceedings

              None

Item 2:       Changes in Securities

              None

Item 3:       Defaults Upon Senior Securities

              None

Item 4:       Submission of Matters to a Vote of Security Holders

              None

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

3(ii).1 Amended and Restated to By-laws of the Company. (Incorporated by reference to Exhibit 10.1 to Form 8-B of Bay Apartment Communities, Inc. dated June 8, 1995).

10.1 Letter agreement dated August 30, 1996 amending the Revolving Loan Agreement, dated May 8, 1996, among the Company as Borrower, Union Bank of Switzerland (New York Branch) as Co- Agent and Bank, and Union Bank of Switzerland (New York Branch) as Administrative Agent.

23.1          Consent of Rosen Consulting Group. (Incorporated by reference to
              Exhibit 23.1 to Form 8-K of Bay Apartment Communities, Inc. dated July 5, 1996).

23.2          Consent of Ann Roulac and Company. (Incorporated by reference to
              Exhibit 23.2 to Form 8-K of Bay Apartment Communities, Inc. dated July 5, 1996).

27.1          Financial Data Schedule.

99.1 The Apartment Markets in Orange, Santa Clara, Alameda, San Francisco and San Mateo Counties, dated June 28, 1996, and the addendum thereto, presented to the Company by the Rosen Consulting Group. (Incorporated by reference to Exhibit 99.1 to Form 8-K of Bay Apartment Communities, Inc. dated July 5, 1996).

99.2 San Francisco Bay Area Rental Analysis, dated June 30, 1996 presented to the Company by Ann Roulac and Company. (Incorporated by reference to Exhibit 99.2 to Form 8-K of Bay Apartment Communities, Inc. dated July 5, 1996).

 (b)          Reports on Form 8-K

1. Form 8-K of the Company, dated July 5, 1996, regarding reports prepared for the Company by Ann Roulac and Company and the Rosen Consulting Group. These reports provide the Company with information including, but not limited to, general market overviews, and demographic trends.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        BAY APARTMENT COMMUNITIES, INC.


Date:  November 8, 1996                                     /s/ Gilbert M. Meyer
                                                            --------------------
                                                                Gilbert M. Meyer
                                             President and Chairman of the Board


Date:  November 8, 1996                                   /s/ Jeffrey B.Van Horn
                                                          ----------------------
                                                             Jeffrey B. Van Horn
                                                         Chief Financial Officer
                                           (authorized Officer of the Registrant
                                                and Principal Financial Officer)