Form 10-K405
period 1996-12-31
BAY APARTMENT COMMUNITIES INC
filed 1997-03-28
CIK 915912

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 1-12672

                        BAY APARTMENT COMMUNITIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MARYLAND                                                    77-0404318
                                                            (I.R.S. EMPLOYER IDENTIFICATION
  (STATE OF INCORPORATION)                                               NO.)

           4340 STEVENS CREEK BLVD., #275, SAN JOSE, CALIFORNIA 95129 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                  408-983-1500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, $.01 par value

                                (TITLE OF CLASS)

                            New York Stock Exchange
                             Pacific Stock Exchange
                    (NAME OF EXCHANGES ON WHICH REGISTERED)

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days:

                             Yes  X       No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K.   X

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 7, 1997 was approximately $753.8 million based on the closing price on the New York Stock Exchange for such stock on March 7, 1997.

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 7, 1997 was 20,441,010.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1997 Bay Apartment Communities, Inc. Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on April 25, 1997, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.
================================================================================

                        BAY APARTMENT COMMUNITIES, INC.

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I
Item 1.  Business.....................................................................     1
Item 2.  Properties...................................................................     6
Item 3.  Legal Proceedings............................................................    12
Item 4.  Submission of Matters to a Vote of Shareholders..............................    12

PART II
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters........    13
Item 6.  Selected Financial Data......................................................    15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
  Operations..........................................................................    17
Item 8.  Financial Statements and Supplementary Data..................................    26
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
  Disclosure..........................................................................    26

PART III
Item 10. Directors and Executive Officers of the Registrant...........................    27
Item 11. Executive Compensation.......................................................    27
Item 12. Security Ownership of Certain Beneficial Owners and Management...............    27
Item 13. Certain Relationships and Related Transactions...............................    27

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..............    28

Signatures............................................................................    32

                                     PART I

ITEM 1.  BUSINESS

     Bay Apartment Communities, Inc., in conjunction with its wholly-owned partnerships and subsidiaries (the "Company"), has engaged in apartment community development, construction, acquisition, refurbishing, marketing, leasing and management for over 18 years in Northern California and, in particular, the San Francisco Bay Area. The Company has also recently expanded into selected markets in Southern California. On March 17, 1994, the Company completed an initial public offering (the "Initial Offering") of 10,889,742 shares of common stock, including 1,420,401 shares issued pursuant to the exercise of the underwriters' overallotment option. The Company is a self-administered and self-managed real estate investment trust (a "REIT"). The Company's senior executives have collectively overseen the development, acquisition or management of over 30,000 apartment homes and as of March 7, 1997, the Company owns and manages 35 apartment home communities containing 8,978 apartment homes. As of December 31, 1996, the Company's portfolio had an average physical occupancy rate of 96.0%. The Company employed approximately 300 employees at December 31, 1996.

     The Company is a fully-integrated real estate organization with in-house development, construction, acquisition, refurbishing, financing, marketing, leasing and management expertise. The Company pays no development, acquisition or management fees to third parties. All of the Company's communities are located in California. Twenty-nine of the Company's operating communities are located in the San Francisco Bay Area, three in Orange County, one in the Sacramento area, one in Fresno and one in San Diego.

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a qualified REIT, with limited exceptions, the Company will not be taxed under Federal and certain state income tax laws at the corporate level on its net income. Due to non-cash charges such as depreciation and amortization, the Company's cash available for distribution currently exceeds net income. In 1996 and 1995, the Company distributed cash dividends in excess of net and taxable income and may continue to distribute cash dividends in excess of net and taxable income. Under current tax law, the excess of dividends less taxable income will be treated as a non-taxable return of capital to shareholders that will reduce their basis in the shares of the Company's common and preferred stock, as appropriate.

     The Company was incorporated under the laws of the State of California in 1978. In July, 1995, the Company reincorporated in the State of Maryland. Its executive offices are located at 4340 Stevens Creek Boulevard, Suite 275, San Jose, California 95129 and its telephone number is (408) 983-1500.

BUSINESS PHILOSOPHY

     The Company's primary business philosophy is to develop and build, or acquire and substantially rebuild, apartment communities that offer upscale apartment living, with extensive landscaping and amenities, well-maintained common facilities and convenient access to shopping areas, transportation or other services. The Company has consistently followed this philosophy since 1978. In operating the Company, management emphasizes the following business philosophies:

     - COMPETITIVE ADVANTAGE. The Company believes that it should own and operate apartments in locations in which they will have a long-term, inherent, competitive advantage over other apartments in the same market. Usually, this competitive advantage is due to the location and quality of the community in relation to the competition. The competitive positioning, however, also generally includes consideration of relative pricing, amenities, and services.

     - INFILL LOCATION. Usually the competitive advantage results from the fact that the apartment community is at an infill location in a highly developed neighborhood. In pursuing this infill strategy, the Company considers important the amount of automobile traffic passing the community because a high percentage of the rentals in the Company's communities have historically come from walk-in traffic. The Company also considers the proximity of communities to freeway intersections, convenient neighborhood and regional shopping, significant employment centers, major recreational amenities and elementary, middle and high schools.

     - QUALITY COMMUNITIES. The Company builds attractive residential communities. Substantially all of the communities include an attractive leasing pavilion and community center. The communities also have extensive and well-manicured landscaping, large swimming pools, physical fitness facilities, covered and often enclosed parking. The apartments offer spacious, open living areas and include many of the following amenities: patios or balconies, separate and in-home laundry rooms, often including washing machines and dryers, and fully-equipped kitchens with built-in buffets, microwaves, disposals and dishwashers.

     - SERVICE ETHIC. The Company believes that the best way to attract and retain residents is to provide comprehensive personal service. The Company has well-trained property managers, leasing agents and maintenance managers whose objective is to be courteous and responsive to resident needs and to ensure that the communities are always maintained in their best condition. At many of the communities, the Company also offers or makes available many services to residents that make living in the communities more convenient, including business centers, on-site laundry pickup and delivery, package delivery, aerobics classes, community social activities and other on-site events.

     - "HANDS-ON" TEAM APPROACH, CONSERVATIVE BUDGETING AND COST CONTROL. The Company carefully designs its projects so that it can closely control costs during both construction and operation of each community. It designs each community with full participation of key Company development, construction, marketing, financial and property management personnel as well as with outside architects, engineers, and major subcontractors who will be involved in the construction and maintenance of the communities. The Company also takes additional steps to control construction costs and schedules, such as widely bidding all phases of construction projects and negotiating detailed contracts with subcontractors so that the construction process is less likely to have change orders and unanticipated costs.

     - LOW AVERAGE AGE AND PROACTIVE MAINTENANCE. The communities have a relatively low weighted average age of approximately twelve years. The Company has developed detailed capital improvement and preventive maintenance programs which emphasize the importance of maintaining the high quality of the communities. Management believes the physical repair and cleanliness of the communities is a vital part of maintaining positive resident relationships. This proactive philosophy is designed to lower operating costs, maintain the quality of the communities, and maximize long-term value. In addition, the Company includes long-term durable features in its design to maximize the useful life of the communities.

     - EXTENSIVE EXPERIENCE IN TAX-EXEMPT BOND INDEBTEDNESS. Concurrently with the closing of the Initial Offering, the Company received $87.4 million of credit enhancements to facilitate the remarketing of its existing long-term tax-exempt bond indebtedness associated with four of the Company's communities. The Company fixed the interest rate on this debt for 10 years at 5.88% exclusive of financing costs (6.30% including the amortization of deferred financing costs). In 1995, the Company issued $89.4 million of new and re-issued tax-exempt bond indebtedness associated with five of the Company's communities. The Company fixed the interest rate on this debt with an all-inclusive rate of 6.48% fixed for 15 years. Also in 1995, the Company re-issued $20.8 million in tax-exempt bonds at a variable rate (6.50% at December 31, 1996, including the amortization of deferred financing costs) maturing in March, 2018. In 1996, as part of the purchase of the Countrybrook community, the Company assumed $20.3 million of the seller's tax-exempt bond debt secured by the property. These tax-exempt bonds have an all-inclusive fixed interest rate of 7.87% through April, 2002 and the bonds mature in March, 2012. Also in 1996, the Company assumed $7.6 million of tax-exempt bond debt as part of the purchase of the Larkspur Canyon community. These bonds currently float in a seven-day put bond mode with a variable interest rate (5.90% all-inclusive rate as of December 31, 1996) maturing in March, 2023. The Company also will consider using similar tax-exempt permanent financing strategies connected with new development projects, and communities acquired in the future, where favorable opportunities exist.

     - EMPLOYEE TRAINING. The Company is continuing to enhance the training programs it has offered for many years. The training program is led by human resource and training professionals and offers seminars in budget preparation, budget management, rental legalities, marketing techniques, safety, maintenance and other similar topics. The Company also offers through San Jose State University a training course in property management with almost 12 college-level credits.

GROWTH STRATEGIES

     The Company's primary business objectives are to maximize the current return to shareholders through increases in funds from operations per share and to increase the long-term total returns to shareholders through appreciation in value of the Company's common and preferred stock. The Company is committed to achieving these objectives by pursuing the following external and internal growth strategies:

     - INFILL PROPERTY DEVELOPMENT. The Company intends to generate external growth through the continued development of upscale apartment communities in infill areas in California. The Company believes that the barriers to new development in its markets caused by governmental growth controls, including difficult permitting processes, and high capital requirements and limited availability of construction financing, have reduced the number of potential acquirers of undeveloped land and contributed to the decrease in the rate of apartment community construction. This decline in construction coupled with the trend toward strong population growth and household formations should present an excellent opportunity for the Company to achieve favorable returns on the development of well-located, upscale apartment communities. During the past 18 years, the Company and its affiliates have developed and constructed or acquired and rebuilt over 10,000 residential units in the San Francisco Bay Area. The Company believes that the size and quality of its portfolio, as well as the relationships it has developed with local permitting and governmental authorities and its experience with the development, construction and financing process, have minimized barriers to new development often faced by less experienced developers.

     - SELECTIVE ACQUISITION AND PROPERTY RECONSTRUCTION. The Company also intends to grow externally by acquiring existing apartment communities from third parties. The Company believes that there are presently attractive acquisition opportunities in both Northern California and Southern California, particularly in light of management's experience and the Company's in-house capability in all aspects of real estate acquisition, construction, refurbishing and design. The Company will seek to acquire well-located apartment communities that can be improved to meet the quality and performance standards of the Company through development expertise, capital improvement programs and proactive property management and that: (i) are in need of physical improvements, (ii) are held, primarily as a result of repossession, by financial institutions, insurance companies, pension fund advisors, or other similar property owners, or (iii) secure maturing loans or credit enhancements for tax-exempt indebtedness for which the owners are unable to satisfy their obligations or renew their loans.

     - PROACTIVE PROPERTY MANAGEMENT. The Company believes managing its communities with an intensive hands-on approach is a fundamental component of its internal growth. The Company has developed aggressive property management and leasing programs over the past 18 years that are designed to maximize revenue and minimize expenses, thereby increasing the Company's funds from operations. The Company believes that its proactive approach to property management results in consistently higher occupancy and rental revenue levels, and a more stable resident base, than the overall market.

     The Company intends to generate internal growth by (i) increasing average occupancy and rental rates, as market conditions permit, while minimizing resident turnover of the communities, and (ii) continuing to operate as a low cost producer, with an efficient general and administrative staff and with senior management providing direction and supervision of the on-site community management teams. To the extent, however, that certain communities are financed by tax-exempt indebtedness, bond compliance requirements may have the effect of mitigating any rental rate increase if the Company is required to lower rental rates to attract residents who satisfy the applicable median income tests. However, the Company believes that for its current communities, such restrictions are more than compensated for by the lower interest rate on tax-exempt indebtedness as opposed to conventional financing.

     Each community's management team consists of a community manager, leasing consultants and maintenance personnel. The on-site community manager is both the Company's representative to the residents and the manager of the leasing and maintenance staff. The Company believes that its community managers play an integral role in its management team as well as each community's success. Management personnel undergo an extensive training program and attend continuing education classes to improve their marketing and management skills. The Company's employees perform all property management functions, including leasing and rent collection. In addition, the Company's employees perform most of the on-site maintenance functions, including, for example, painting, carpet replacement, plumbing and electrical repair, pool maintenance and general clean up, as well as major repairs including repairs of leasing pavilions, recreation buildings, kitchens and bathrooms. Furthermore, the geographic concentration of the communities allows senior management the opportunity to visit each of the communities frequently and to supervise the implementation of the leasing and maintenance programs.

     The Company has established a property management computer system which tracks leasing, rent collection and expense activity at each of the communities. The Company's management system, using both customized and conventional software programs, provides the Company's management with current information about rent collections, new rentals, delinquencies, 30-day termination notices, occupancy levels and resident profiles. Both marketing and accounting information are carefully and continuously monitored by management. The Company plans to continue to implement significant enhancements to this system in 1997 to further enhance management's ability to monitor property operations.

     - STRATEGIC USE OF TAX-EXEMPT INDEBTEDNESS. The Company also intends to increase funds from operations and long-term total return to shareholders through the strategic use of tax-exempt indebtedness. The Company intends to continue to use its expertise in low interest rate tax-exempt bond financing in an effort to lower its cost of capital and obtain favorable long-term financing for new development and the acquisition and refurbishing of existing apartment communities from third parties. The use of low interest rate tax-exempt financing for twelve of the communities has substantially contributed to the investment returns to the Company.

     Due to relatively high incomes in the Northern California and Southern California markets, the Company has been able to take advantage of this low cost tax-exempt indebtedness without the significant rental loss that ordinarily is attributable to compliance with certain rental restrictions imposed in connection with such indebtedness. The Company will continue to utilize low interest rate tax-exempt indebtedness in markets where the reduction in rental revenues caused by compliance with such restrictions is anticipated to be substantially less than the savings realized through lower interest rates. As a result of certain amendments in the Code, communities financed by new tax-exempt indebtedness are now required to satisfy more stringent rental restrictions. There can be no assurance that the rental revenue from communities that incur tax-exempt indebtedness in the future will not be adversely affected by more stringent rental restrictions. The Company intends to seek such financing in the future only if it is economically advantageous to the Company.

COMPETITION

     All of the Company's communities are located in developed areas that include other upscale apartments. The number of competitive upscale apartment properties in a particular area could have a material effect on the Company's ability to lease apartment homes at its communities or at any newly developed or acquired communities and on the rents charged. The Company may be competing with others that have greater resources than the Company. In addition, other forms of residential properties including single family housing, provide housing alternatives to potential residents of upscale apartment communities.

ENVIRONMENTAL MATTERS

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate, as well as certain other categories of parties, may be required to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination. Such laws typically impose remediation responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

     Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with its ownership and operation of the communities, the Company potentially may be liable for such costs. The Company is not aware of any ACMs used in connection with the construction of the communities developed by the Company, all of which were constructed after 1983. The Company is not aware of any ACMs used in connection with the construction of the Acquisition Communities (defined below) other than Regatta Bay, Village Square, Sea Ridge, Sunset Towers, Mill Creek, Channing Heights, Martinique Gardens and Rancho Penasquitos. The Company does not anticipate that it will incur any material liabilities in connection with the presence of ACMs at these communities. The Company currently has an operation and maintenance program in place for ACMs at the communities where ACMs have been identified and intends to take appropriate action as required in connection with the presence of such ACMs.

     All of the Company's communities and the three Current Development Communities (defined below) have been subjected to a Phase I or similar environmental assessment (which involves general inspections without soil sampling or ground water analysis or radon testing) completed by an independent environmental consultant. The Company's assessments of the communities and the Current Development Communities have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations. Two Current Development Communities are subject to soil and groundwater remediation of contamination from adjacent landowners. In the case of one of the Current Development Communities, Toscana, National Semiconductor Corporation is causing remediation to occur and has provided an indemnity which the Company may rely upon for certain environmental liabilities. Additionally, another Current Development Community, Paseo Alameda, may require underground storage tank removal and other environmental cleanup. Nevertheless, it is possible that the Company's assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Furthermore, prior to the Initial Offering the Company had been occasionally involved in developing, managing, leasing and operating various properties for third parties and may be considered an operator of such properties and, therefore, potentially liable for removal or remediation costs or other potential costs which could relate to hazardous or toxic substances. The Company is not aware of any environmental liabilities with respect to properties it has managed or developed for such third parties. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the communities will not be affected by residents and other occupants of the communities, by the condition of land or operations in the vicinity of the communities (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

     Environmental assessments in 1988 revealed the presence of residue from the use of agricultural chemicals in the soil of two parcels of land on which two communities, Alicante and Hampton Place, were developed. Remedial activities undertaken by the Company resulted in the concentrations of agricultural chemicals being lowered to levels that were acceptable to the California Department of Health Services with respect to both of these sites.

     Villa Mariposa is located adjacent to a site owned by a third party which was designated on the National Priorities List subsequent to the Company's acquisition of the community. An environmental assessment conducted in 1993 revealed levels of contamination below state and federal action levels in the groundwater underlying the community and may be associated with the contamination found on the adjacent site. There can be no assurance that since the date of the environmental assessment additional contamination has not migrated, or that in the future it will not migrate, into the groundwater underlying the community. The only responsible party that has been identified by the United States Environmental Protection Agency (the "EPA") in connection with the environmental contamination on this adjacent site is the current owner of that property. Remediation activities by the adjacent site owner, under the supervision of the EPA, are ongoing but have not yet been completed by the owner.

     The Company is aware of the presence of certain contaminants in the soil and groundwater underlying Regatta Bay, which contaminants may be associated with fill and/or naturally-occurring materials. The Company has been advised by the California Regional Water Quality Control Board that, based on the information available, no further investigation or cleanup is required.

     Except as otherwise noted, the Company believes that each of the communities and the land parcels for the three Current Development Communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. Except as otherwise noted, the Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties.

ITEM 2.  PROPERTIES

     The Company's real estate portfolio consists of apartment communities and land held for the development of apartment communities located in California. For purposes of this discussion, the portfolio consists of the following categories:

-- Original Communities: Those communities owned directly or indirectly by the
                         Company or certain investors prior to the Initial Offering.

-- 1994 Acquisition Communities: Those communities acquired during 1994.

-- 1995 Acquisition Communities: Those communities acquired during 1995.

-- 1995 Development Communities: Carriage Square and Canyon Creek, which were completed, leased up and stabilized in 1995.

-- 1996 Acquisition Communities: Those communities acquired during 1996.

-- 1996 Development Community: Rosewalk, which was completed in January, 1997 and leased up and stabilized in February, 1997.

-- 1997 Acquisition Community: Rancho Penasquitos, which was acquired in
                               January, 1997.

-- Current Development Communities: Toscana (formerly the Lawrence Expressway
                                    Site), CentreMark (formerly the Stevens
                                    Creek Site) and Paseo Alameda (formerly The
                                    Alameda Site).

     The specific communities included in these categories are detailed beginning on page 8.

     As of December 31, 1996 the Company owned substantially all of the ownership interests in 34 communities comprised of 8,754 upscale apartment homes in California. For those communities developed by the Company, stabilized occupancy typically has occurred between six and nine months after completion of construction, depending on the size of the community. Stabilized occupancy is defined as the first calendar month following completion of construction in which the community has a physical occupancy of at least 95%. The 1996 Development Community, Rosewalk, stabilized within one month after completion of construction. The Company's portfolio has operated at an average occupancy of more than 95% after operations stabilized.

     The communities generally are located in high visibility areas in close proximity to major transportation arteries, mass transit lines, commercial districts, shopping or other services. The Company attempts to develop or acquire apartment communities in high visibility locations that not only provide many conveniences for residents, but also encourage greater walk-in traffic and consequently improve leasing opportunities and allow the Company to operate with reduced marketing costs.

     The communities generally contain contemporary two and three-story buildings in extensively landscaped settings with lush gardens, fountains or waterscapes. The objectives of the site layout and building design are to provide residents with convenient indoor or covered parking, ample private storage areas and a comfortable living environment. Most of the communities feature solar-heated swimming pools, hydro-jet spas, high-tech fitness facilities, and expansive community areas. The apartment homes typically offer spacious, open living areas with an abundance of natural light, and many of the following amenities: ceiling fans, vaulted ceilings, patios or balconies, fireplaces, designer coordinated kitchens often with built-in buffets, wine racks, microwaves, disposals and dishwashers. In many cases the Company makes certain other services available to residents such as aerobics classes, dry cleaning pick up and delivery, and mail drops and package acceptance.

     In addition to the physical advantages of the communities, the Company has highly-trained professional on-site management and maintenance staffs that provide courteous and responsive service to the residents of each community. Management believes that excellent design and intensive, service oriented property management that is focused on the specific needs of residents create a very desirable living environment for residents. This combination of features allows the Company to achieve higher rental rates and occupancy levels while minimizing resident turnover and operating expenses and maximizing current and long-term cash flow and the value of the communities.

     The communities were designed to control costs both during construction and operation and to provide maximum long-term investment value and resident appeal. In connection with the preparation of the design and plans for each community and the apartment homes therein, the Company's employees have regular meetings with all of the major trade contractors associated with the project to ensure that the communities are well-planned and construction is well-coordinated, thereby minimizing the possibility for construction cost overruns.

     The Company includes many long-term durable features in the design of communities that it constructs to maximize the useful life of the communities. For example, on newly constructed communities, the Company used concrete tile roofs, cast iron drains, waste and vent pipes, copper water pipes, extra deep base rock and asphalt lifts. In addition, extensive measures are employed to minimize noise between apartment homes. The Company uses condominium standards for this purpose, including the use of double walls and double insulation between apartment homes, lightweight concrete on floors and insulation between ceilings and floors. The Company, whenever possible, locates closets, bathrooms, and laundries in locations which minimize sound transmission.

     The Company improves and repositions the communities it acquires as appropriate in an effort to enhance returns and upgrade each community's competitive position in its respective submarket. At the end of 1996, the Company had committed or completed capital improvements totalling $35.1 million for 18 communities acquired since the Initial Offering. The Company's repositioning activities vary from community to community and include reconstruction and renovation of leasing pavilions, pool areas, fitness facilities, parking structures, landscaping, major plumbing, electrical, roofing and siding repairs.

     The following table sets forth certain information regarding the Company's communities:

                                                                                 AVERAGE     AVERAGE
                                                                                  UNIT       MONTHLY
                                                          YEAR OF     NUMBER      SIZE      RENT PER     OCCUPANCY
                                                          ORIGINAL      OF       (SQUARE     UNIT AT        AT
     PROPERTY               LOCATION       OWNERSHIP    CONSTRUCTION  UNITS       FEET)    12/31/96(1)   12/31/96
-------------------    ------------------- ---------    ------------  ------     -------   -----------   ---------
ORIGINAL COMMUNITIES
Fairway Glen           San Jose, CA           100%(2)       1986        144         826      $   994        96.5%
Foxchase               San Jose, CA           100%(2)    1986/1987      396 (3)     844        1,041        97.5%
Glen Creek             Morgan Hill, CA        100%          1989        138         819          990       100.0%
San Marino             San Jose, CA           100%       1984/1988      248         845        1,032        97.6%
Villa Mariposa         Mountain View, CA       94%(4)       1986        248         844        1,307        99.2%
Waterford              Hayward, CA            100%       1985/1986      544         830          851        93.2%
Willow Creek           Fremont, CA            100%          1985        235         820        1,028        94.9%
Alicante               Fremont, CA            100%          1992        135         952        1,220        91.9%
Hampton Place          Fremont, CA            100%          1992        308       1,046        1,274        96.1%
                                                                      -----       -----       ------       ------
  Subtotal Original Communities                                       2,396         868        1,057        96.0%
                                                                      -----       -----       ------       ------

1994 ACQUISITION COMMUNITIES
Hacienda Gardens       Pleasanton, CA         100%          1988        456         803          992        94.5%
Regatta Bay            Foster City, CA        100%          1973        288         738        1,066        99.0%
Barrington Hills       Hayward, CA            100%          1986        188         897          874        96.8%
Sommerset              Vacaville, CA          100%          1987        136         733          654        97.8%
Village Square         San Francisco, CA      100%          1972        154         821        1,104        99.4%
Reflections            Fresno, CA             100%          1990        516         818          546        89.3%
Blairmore              Rancho Cordova, CA     100%          1986        252         843          561        97.6%
Crossbrook             Rohnert Park, CA       100%          1986        226         725          691        98.2%
                                                                      -----       -----       ------       ------
  Subtotal 1994 Acquisition Communities                               2,216         800          795        95.3%
                                                                      -----       -----       ------       ------
1995 ACQUISITION COMMUNITIES
Sea Ridge(5)           Pacifica, CA           100%          1971        220         849        1,004        95.9%
Rivershore             Bay Point, CA          100%          1986        245         842          666        98.4%
City Heights           San Francisco, CA      100%          1990        185         591        1,025        98.9%
Promenade              Sunnyvale, CA          100%          1987        220         726        1,062        98.2%
The Pointe             Fairfield, CA          100%          1991        296         876          773        97.0%
                                                                      -----       -----       ------       ------
  Subtotal 1995 Acquisition Communities                               1,166         790          889        97.6%
                                                                      -----       -----       ------       ------
1995 DEVELOPMENT COMMUNITIES
Carriage Square        San Jose, CA           100%          1995        324         984        1,370        96.9%
Canyon Creek           Campbell, CA           100%          1995        348         933        1,254        96.8%
                                                                      -----       -----       ------       ------
  Subtotal 1995 Development Communities                                 672         958        1,310        96.8%
                                                                      -----       -----       ------       ------
1996 ACQUISITION COMMUNITIES
Park Centre            Union City, CA         100%          1973        208         796          864          N/A(6)
Parkside Commons       Sunnyvale, CA          100%          1991        192       1,038        1,432        97.9%
Sunset Towers          San Francisco, CA      100%          1961        243         708        1,072        96.7%
Countrybrook           San Jose, CA           100%(7)       1985        360         898        1,051        93.6%
Larkspur Canyon        Mission Viejo, CA      100%          1984        166         752          735          N/A(8)
The Fountains          San Jose, CA           100%          1990        226         929        1,364        95.1%
Mill Creek             Costa Mesa, CA         100%          1973        258         810          807        96.1%
Channing Heights       San Rafael, CA         100%          1973        254         873          986        94.5%
Martinique Gardens     Costa Mesa, CA         100%          1956        145         907          715          N/A(9)
                                                                      -----       -----       ------       ------
  Subtotal 1996 Acquisition Communities                               2,052         856        1,017        95.4%
                                                                      -----       -----       ------       ------

                                                                                 AVERAGE     AVERAGE
                                                                                  UNIT       MONTHLY
                                                          YEAR OF     NUMBER      SIZE      RENT PER     OCCUPANCY
                                                          ORIGINAL      OF       (SQUARE     UNIT AT        AT
     PROPERTY               LOCATION       OWNERSHIP    CONSTRUCTION  UNITS       FEET)    12/31/96(1)   12/31/96
-------------------    ------------------- ---------    ------------  ------     -------   -----------   ---------
1996 DEVELOPMENT COMMUNITY
Rosewalk               San Jose, CA           100%          1996        252         905        1,410          N/A(10)
                                                                      -----       -----       ------       ------
  Total Operating Properties                                          8,754         846          989        96.0%
                                                                      -----       -----       ------       ------

Rosewalk               San Jose, CA           100%          1997         48 (11)    905          N/A          N/A
                                                                      -----       -----       ------       ------
1997 ACQUISITION COMMUNITY
Rancho Penasquitos     San Diego, CA          100%          1982        176         802          N/A          N/A
                                                                      -----       -----       ------       ------
CURRENT DEVELOPMENT COMMUNITIES
Toscana                Sunnyvale, CA          100%          N/A         709         917          N/A          N/A
CentreMark             San Jose, CA           100%          N/A         311         948          N/A          N/A
Paseo Alameda          San Jose, CA           100%          N/A         305       1,011          N/A          N/A
                                                                      -----       -----       ------       ------
  Subtotal Current Development Communities                            1,325         946          N/A          N/A
                                                                      -----       -----       ------       ------
TOTALS                                                                10,303        858      $   989        96.0%
                                                                      =====       =====       ======       ======

---------------
 (1) Excludes washer/dryer rental fees, covered parking fees, credit check and application fees and other similar charges.

 (2) To preserve the tax-exempt status of the tax-exempt bonds secured by Fairway Glen and Foxchase, the Company held these communities through partnerships and, as general partner, received 100% of the distributions of cash from operations. Prior to January 2, 1996, an officer of the Company held 1% of the interests in distributions of cash from any sale, disposition or refinancing made by such partnership. On January 2, 1996, the partnership exercised an option to redeem, and did redeem, the remaining 1% interest not owned by the Company thereby making the Company the 100% owner of these communities.

 (3) The Foxchase community includes 252 units constructed in 1986 as Phase I and 144 units constructed in 1987 as Phase II.

 (4) The Company owns this community through a partnership, and, as general partner, receives 94% of the distributions of cash from operations and proceeds from any sale, refinancing or disposition made by the partnership. An unrelated third party owns the remaining 6% interest in the partnership as a limited partner.

 (5) During 1995 and 1996, Sea Ridge underwent substantial renovation including the replacement of the entire exterior, including new roofing, windows and siding, and the refurbishment of all apartment interiors. The renovation was completed and the last apartment home was reoccupied by approximately March 31, 1996.

 (6) Park Centre is undergoing substantial renovation including the replacement of the Community's roof, repairing and repainting siding, substantially refurbishing its landscaping, redecorating the interior of all apartment homes, rebuilding its leasing facility and fitness center and gating the Community.

 (7) As part of the purchase price for the Countrybrook community acquired in July, 1996, the Company issued to the seller 298,577 operating partnership units (with a value of approximately $7.3 million) of a special purpose limited partnership, Bay Countrybrook L.P., formed by the Company. The operating partnership unitholders may request that they be redeemed for cash, subject to the Company's right to satisfy any redemption request by issuing an equivalent number of shares of common stock. As of December 31, 1996, the Company had issued 3,812 shares of common stock to limited partners of Bay Countrybrook L.P. who had requested a redemption of their partnership units.

 (8) Larkspur Canyon, formerly known as Villa Marguerite, is undergoing substantial renovation including repairing and repainting the community's exterior, replacing the leasing facility and fitness center and adding garages and a gate system.

 (9) Martinique Gardens is undergoing substantial renovation including replacing its roof, repairing and repainting its exterior siding, replacing all apartment home interiors, rebuilding its leasing facility and fitness center, adding a substantial number of new garages, repaving its roadways and replacing the swimming pool and all of the landscaping.

(10) As of December 31, 1996, 252 of the total 300 apartment homes at the Rosewalk community had been completed.

(11) Represents the remaining 48 apartment homes at the Rosewalk community that were completed during January, 1997.

1996 DEVELOPMENT COMMUNITY

     The Rosewalk community consists of 10.8 acres of land on which 252 of the 300 apartment homes have been built as of December 31, 1996. Construction of the community was completed in January, 1997, occupancy commenced in August, 1996 and stabilization occurred in February, 1997.

     The Rosewalk community is among the first new communities built in its submarket over the past several years. Rosewalk is located in a desirable infill location and features apartment homes with convenient access to transportation, shopping and major employment centers, spacious, open living areas, ample storage areas, full-size washers and dryers, nine foot and/or vaulted ceilings, extensive landscaping, recreational amenities and covered and/or secured garage parking.

CURRENT DEVELOPMENT COMMUNITIES

     This discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements as a result of, among other factors, the risk factors set forth in the Company's filings with the Securities and Exchange Commission, changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

     The Company has acquired three land sites on which it is building, or plans to commence building in the near future, the Current Development Communities with a total of 1,325 apartment homes.

     - TOSCANA, SUNNYVALE, CA. The Company purchased this partially built and abandoned 17.8 acre site in May, 1996 on which 709 apartment homes are being built. The site, located approximately at the intersection of Highway 101 and Lawrence Expressway, is at the center of Silicon Valley. This Current Development Community will contain a large leasing pavilion, business center, fitness center, two swimming pools, including one 75 foot lap pool, a small commercial area, secure underground parking and a perimeter gate system. Stabilized operations are expected in the fourth quarter of 1998, and the first apartment homes are expected to be occupied in the third quarter of 1997.

     - CENTREMARK, SAN JOSE, CA. The Company purchased 2.5 acres of this 7.9 acre site in May, 1996. The remainder of this site was purchased in December, 1996 after obtaining substantially all of the necessary public approvals for development of the community. The site is located at the intersection of Stevens Creek Blvd. and Interstate 280, in the northwest corner of San Jose, almost immediately adjacent to the City of Cupertino. The planned 311 apartment home community will include a large leasing facility, business center, fitness center, 65 foot lap pool, secure underground parking and perimeter gate system. Stabilized operations are expected in the fourth quarter of 1998, and the first apartment homes are expected to be occupied in the first quarter of 1998.

     - PASEO ALAMEDA, SAN JOSE, CA. The Company purchased this 7.4 acre parcel in February, 1997 after it obtained substantially all of the necessary public approvals for development of the community. The Company is also under contract to purchase a 1.43 acre parcel adjacent to this site for $1.5 million. The site is located on a major street, approximately one mile from downtown San Jose. Upon the purchase of the adjacent parcel, the Company intends to build a 305 apartment home community with a large leasing pavilion, business center, fitness center, 75 foot lap pool, a small commercial area and secure underground parking. Stabilized operations are expected in the second quarter of 1999, and the first apartment homes are expected to be occupied in the second quarter of 1998.

SEISMIC CONCERNS

     Many of the communities are located in the general vicinity of active earthquake faults. In July, 1996, the Company obtained a seismic risk analysis from an engineering firm which estimated the probable maximum loss ("PML") for each of the communities owned at June 30, 1996 individually and for all of such communities combined. To establish a PML, the engineers first define a severe earthquake event for the applicable geographic area, which is an earthquake that has only a 10% likelihood of occurring over a 50-year period. The PML is determined as the structural and architectural damage and business interruption loss that has a 10% probability of being exceeded in the event of such an earthquake. Because the communities are concentrated in the San Francisco Bay Area, the engineers' analysis defined an earthquake on the San Andreas Fault with a Richter Scale magnitude of 8.0 as a severe earthquake with a 10% probability of occurring within a 50-year period, and established an aggregate PML at that time of $45.9 million for the 27 communities owned at that time, which is a PML level that is expected to be exceeded only 10% of the time in the event of such a severe earthquake. This aggregate PML could be higher as a result of variations in soil classifications and structural vulnerabilities. One community's individual PML was 30% while four communities had PMLs of 25% and the remaining 22 communities owned at such time each had PMLs of 20% or less. However, no assurance can be given that an earthquake would not cause damage or losses greater than the PML assessments indicate, or that future acquisitions or developments will not have PML assessments indicating the possibility of greater damage or losses. The Company has obtained individual PML assessments for six of the seven communities acquired since July, 1996. Three of those communities have individual PMLs of 25% and the remaining three communities have individual PMLs of 20% or less. The Company obtained an initial seismic risk analysis on the seventh community, which indicated a PML of approximately 31%. The Company is in the process of obtaining a final seismic risk analysis for this community from the same engineering firm that conducted the seismic risk analysis for the other communities. While the Company has not yet obtained an engineers' analysis establishing an aggregate PML for all of the communities combined, the Company intends to obtain such an aggregate PML in order to assist it in evaluating appropriate levels of insurance coverage.

     In July, 1996, the Company obtained earthquake insurance, both for physical damage and lost revenues, with respect to the communities. For any single occurrence, the Company self-insures the first $20 million of loss, and has in place $25 million of coverage above this amount, with a 20% deductible. In addition, the Company's general liability and property casualty insurance provides coverage for personal liability and fire damage. In the event that an uninsured disaster or a loss in excess of insured limits were to occur, the Company could lose its capital invested in the affected community, as well as anticipated future revenues from such community, and would continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect the business of the Company and its financial condition and results of operations. No assurance can be given that an earthquake would not cause damage or losses greater than the PML assessments indicate, or that future acquisitions, if any, will not have a PML assessment indicating a probability of loss in excess of the range described.

AMERICANS WITH DISABILITIES ACT

     The apartment communities owned by the Company and any newly acquired apartment communities must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company's properties where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as leasing offices, are open to the public. The Company believes that its properties comply in all material respects with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries or its communities is presently subject to any material litigation, nor to the Company's knowledge, is such litigation threatened against the Company, its subsidiaries or any of its communities, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to a vote of the Company's shareholders during the last quarter of its fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

MARKET INFORMATION

     The Company's common stock began trading on the New York Stock Exchange (the "NYSE") on March 10, 1994, under the symbol "BYA.". The Company's common stock is also traded on the Pacific Stock Exchange under the symbol "BYA". The following table sets forth the high and low sales prices per share of the common stock for the periods indicated, as reported by the NYSE. The Company's initial public offering of its common stock at $20.00 per share was completed on March 17, 1994.

     The high and low sales prices per share of common stock each quarter during the years ended December 31, 1996, 1995 and 1994, are as follows:

    PERIOD OR QUARTER ENDED                                             HIGH         LOW
    -----------------------------------------------------------------  -------     --------
    December 31, 1996................................................  $36.000      $28.250
    September 30, 1996...............................................  $29.125      $24.750
    June 30, 1996....................................................  $26.000      $23.250
    March 31, 1996...................................................  $25.375      $22.875
    December 31, 1995................................................  $24.500      $19.875
    September 30, 1995...............................................  $21.750      $19.125
    June 30, 1995....................................................  $20.000      $16.750
    March 31, 1995...................................................  $20.875      $18.000
    December 31, 1994................................................  $21.125      $17.750
    September 30, 1994...............................................  $22.125      $19.750
    June 30, 1994....................................................  $22.625      $20.000
    March 31, 1994 (from March 10, 1994).............................  $21.500      $20.000

     On March 7, 1997, the last reported sale price per share of common stock on the New York Stock Exchange was $36.875. On March 7, 1997, there were 170 holders of record of the 20,441,010 outstanding shares of the Company's common stock. This number of holders does not include persons whose shares are held of record by a broker or clearing agency, but does include such brokerage house or clearing agency as one record holder.

     Dividends declared per common share for 1996, 1995 and 1994 were as follows:

        PERIOD OR QUARTER ENDED                                              DIVIDENDS
        -------------------------------------------------------------------  ---------
        December 31, 1996..................................................    $ .41
        September 30, 1996.................................................    $ .40
        June 30, 1996......................................................    $ .40
        March 31, 1996.....................................................    $ .40
                                                                               -----
             Total 1996....................................................    $1.61
                                                                               =====
        December 31, 1995..................................................    $ .39
        September 30, 1995.................................................    $ .39
        June 30, 1995......................................................    $ .39
        March 31, 1995.....................................................    $ .38
                                                                               -----
             Total 1995....................................................    $1.55
                                                                               =====
        December 31, 1994..................................................    $ .38
        September 30, 1994.................................................    $ .38
        June 30, 1994 (from March 17, 1994)................................    $ .44
                                                                               -----
             Total 1994....................................................    $1.20
                                                                               =====

     The following summarizes the tax components of the Company's common dividends declared for the years ending December 31, 1996, 1995 and 1994:

                                                                % OF COMMON DIVIDENDS
                                                                    DECLARED FOR:
                                                                ----------------------
        TAX COMPONENT                                           1996     1995     1994
        ------------------------------------------------------  ----     ----     ----
        Ordinary income.......................................   81%      74%      66%
        Capital gain..........................................   --       12%      --
        Non-taxable return of capital.........................   19%      14%      34%

     All of the dividends declared on the Series A preferred stock for the years ended December 31, 1996 and 1995 represented ordinary income for tax purposes. All dividends declared for the Series B preferred stock for the year ended December 31, 1996 represented ordinary income for tax purposes.

     In addition to the foregoing dividends, in March 1994, prior to the Initial Offering, the Company paid a distribution to shareholders in the aggregate amount of $1 million in order to be certain that there were no earnings and profits accumulated for a non-REIT year.

     The Company currently expects to continue to pay a regular quarterly distribution. Future distributions by the Company will be at the discretion of the Board of Directors and there can be no assurance that any such distributions will be made by the Company.

RECENT SALES OF UNREGISTERED SECURITIES

     On July 12, 1996, the Company entered into an Agreement of Limited Partnership of Bay Countrybrook L.P. (the "Partnership"), the general partner of which is Bay GP, Inc., a wholly-owned subsidiary of the Company, for the purpose of acquiring the Countrybrook community. In connection with the formation of the Partnership, 298,577 units of limited partnership interests ("LP Units") were issued to the existing partners of the contributor of the Countrybrook community pursuant to an exemption from registration provided in Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of the limited partnership agreement, holders of LP Units have the right to require the partnership to redeem their LP Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of LP Units in satisfaction of the Partnership's obligation to redeem the LP Units for cash. As of December 31, 1996, 3,812 LP Units have been redeemed by the Company in exchange for shares of common stock pursuant to the exemption from registration provided in Rule 506 of Regulation D under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below are summary consolidated and combined financial and operating data for the Company and the Greenbriar Group, the predecessor of the Company, as of and for the periods indicated on a historical basis.

                                                                                             THE GREENBRIAR GROUP
                                                                                   -----------------------------------------
                                       YEAR ENDED     YEAR ENDED     MARCH 17 -    JANUARY 1 -    YEAR ENDED     YEAR ENDED
 (Dollars in thousands, except per    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 16,    DECEMBER 31,   DECEMBER 31,
            share data)                   1996           1995           1994          1994           1993           1992
                                      ------------   ------------   ------------   -----------   ------------   ------------
OPERATING DATA:
Revenue:
  Rental............................   $   80,377      $ 52,110      $   31,073      $ 4,982       $ 23,728       $ 21,126
  Other.............................        2,216         1,411             955          158          1,081            718
                                        ---------      --------       ---------      -------       --------       --------
Total revenue.......................       82,593        53,521          32,028        5,140         24,809         21,844
                                        ---------      --------       ---------      -------       --------       --------
Expenses:
  Property operating(1).............       18,924        12,452           7,001        1,429          5,173          5,089
  Property taxes....................        6,353         4,349           2,786          459          2,342          1,971
  General and administrative........        3,895         2,467           1,590          229            276            226
  Management fees-affiliates........           --            --              --          270          1,205          1,071
  Interest and financing............       14,276        11,472           4,782        2,358         10,932         11,738
  Depreciation and amortization.....       18,689        13,714           8,366        1,111          5,328          4,953
                                        ---------      --------       ---------      -------       --------       --------
Total expenses......................       62,137        44,454          24,525        5,856         25,256         25,048
                                        ---------      --------       ---------      -------       --------       --------
Income (loss) before minority
  interest, gain on sale and
  extraordinary item................       20,456         9,067           7,503         (716)          (447)        (3,204)
Minority interest...................         (319)          (19)            (17)          --             --             --
                                        ---------      --------       ---------      -------       --------       --------
Income (loss) from operations.......       20,137         9,048           7,486         (716)          (447)        (3,204)
Gain on sale........................           --         2,412              --           --             --             --
                                        ---------      --------       ---------      -------       --------       --------
Income (loss) before extraordinary
  item..............................       20,137        11,460           7,486         (716)          (447)        (3,204)
Extraordinary item..................         (511)           --              --           --             --             --
                                        ---------      --------       ---------      -------       --------       --------
Net income (loss)...................       19,626        11,460           7,486         (716)          (447)        (3,204)
Preferred dividend requirement......       (4,264)         (917)             --           --             --             --
                                        ---------      --------       ---------      -------       --------       --------
Earnings available to common
  shares............................   $   15,362      $ 10,543      $    7,486      $  (716)      $   (447)      $ (3,204)
                                        =========      ========       =========      =======       ========       ========
Earnings per common share:
  Income before minority interest,
    gain on sale and extraordinary
    item............................   $     1.07      $    .70      $      .65      $    --       $     --       $     --
  Minority interest.................         (.02)           --              --           --             --             --
                                        ---------      --------       ---------      -------       --------       --------
  Income from operations............         1.05           .70             .65           --             --             --
  Gain on sale......................           --           .21              --           --             --             --
                                        ---------      --------       ---------      -------       --------       --------
  Income before extraordinary
    item............................         1.05           .91             .65           --             --             --
  Extraordinary item................         (.03)           --              --           --             --             --
                                        ---------      --------       ---------      -------       --------       --------
  Earnings available to common
    shares..........................   $     1.02      $    .91      $      .65      $    --       $     --       $     --
                                        =========      ========       =========      =======       ========       ========
Cash dividends declared per common
  share.............................   $     1.61      $   1.55      $     1.20      $    --       $     --       $     --
                                        =========      ========       =========      =======       ========       ========
Cash dividends declared per
  preferred share...................   $     1.66      $    .40      $       --      $    --       $     --       $     --
                                        =========      ========       =========      =======       ========       ========

                                                                                             THE GREENBRIAR GROUP
                                                                                   -----------------------------------------
                                       YEAR ENDED     YEAR ENDED     MARCH 17 -    JANUARY 1 -    YEAR ENDED     YEAR ENDED
 (Dollars in thousands, except per    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 16,    DECEMBER 31,   DECEMBER 31,
             unit data)                   1996           1995           1994          1994           1993           1992
                                      ------------   ------------   ------------   -----------   ------------   ------------
OTHER DATA:
Cash flows from:
  Operating activities..............   $   40,223      $ 22,598      $   17,654      $   647       $  3,638       $   (369)
  Investing activities..............   $ (216,999)     $(87,247)     $ (189,430)     $(2,211)      $ (1,643)      $ (9,975)
  Financing activities..............   $  176,019      $ 61,628      $  175,168      $  (446)      $ (2,373)      $  8,567
EBITDA(2)...........................   $   53,421      $ 34,253      $   20,651      $ 2,753       $ 15,813       $ 13,487
Funds from Operations(3)............   $   38,819      $ 22,762      $   15,852      $   395       $  4,881       $  1,749
Funds from Operations -- revised
  definition(4).....................   $   38,293      $ 21,884      $   15,430      $   395       $  4,881       $  1,749
Total properties, end of period.....           34            25              19           10             10             10
Total apartment homes, end of
  period............................        8,754         6,450           4,844        2,396          2,396          2,396
Total apartment homes, weighted
  average...........................        7,594         5,652           4,211        2,396          2,396          2,303
Average monthly rental revenue per
  apartment home, end of period:
  Original Communities(5)...........   $    1,057      $    959      $      913      $   888       $    886       $    873
  1994 Acquisition Communities(5)...   $      795      $    752      $      734      $    --       $     --       $     --
  1995 Development Communities(5)...   $    1,310      $  1,120      $       --      $    --       $     --       $     --
  1995 Acquisition Communities(5)...   $      889      $    845      $       --      $    --       $     --       $     --
  1996 Acquisition Communities(5)...   $    1,017      $     --      $       --      $    --       $     --       $     --
  1996 Development Community(5).....   $    1,410      $     --      $       --      $    --       $     --       $     --
Average annual
  occupancy -- stabilized
  communities.......................         96.8%         95.8%           95.7%        96.1%          96.3%          95.7%
BALANCE SHEET DATA:
Operating real estate assets, before
  accumulated depreciation..........   $  699,402      $474,930      $  346,584      $    --       $178,244       $177,606
Development real estate assets......   $   50,945      $ 23,280      $   51,749      $    --       $ 10,797       $  9,792
Total assets........................   $  711,909      $477,190      $  390,016      $    --       $165,367       $164,418
Debt................................   $  273,688      $227,801      $  181,731      $    --       $168,796       $170,346
Debt-affiliates.....................   $       --      $     --      $       --      $    --       $  3,184       $  1,148
Total liabilities...................   $  292,630      $239,607      $  193,306      $    --       $176,585       $174,331
Minority interest...................   $    7,002      $     --      $       --      $    --       $     --       $     --
Shareholders' equity/owner's capital
  (deficit).........................   $  412,277      $237,583      $  196,710      $    --       $(11,218)      $ (9,913)

---------------
(1) Property operating expenses are defined as property related repair and maintenance expenses, utilities and on-site property management costs, and exclude interest, depreciation and amortization.

(2) "EBITDA" represents earnings before interest, income taxes, depreciation, amortization, and minority interest. This data is relevant to an understanding of the economics of the multifamily apartment community business as it indicates funds available from operations to service debt and satisfy certain fixed obligations. EBITDA should not be construed by the reader as a substitute for operating income as an indicator of the Company's operating performance, or for cash flow from operating activities, as determined in accordance with Generally Accepted Accounting Principles ("GAAP"), as a measure of liquidity.

(3) Industry analysts generally consider Funds from Operations to be an appropriate measure of the performance of an equity REIT. Funds from Operations is defined as net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, and therefore, should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. The definition was revised for periods starting in 1996 (see note (4) below).

(4) Funds from Operations -- revised definition represents the definition of Funds from Operations adopted in 1995 by the NAREIT Board of Governors and excludes the add back for recurring amortization and depreciation on non-real estate assets.

(5) The "Original Communities," "1994 Acquisition Communities," "1995 Development Communities," "1995 Acquisition Communities," "1996 Acquisition Communities" and "1996 Development Community" are those listed beginning on page 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements as a result of, among other factors, the risk factors set forth in the Company's filings with the Securities and Exchange Commission, changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

RESULTS OF OPERATIONS

     The following discussion sets forth historical results of operations for the Company and its predecessor, the Greenbriar Group. Increases in operating results in 1996, 1995 and 1994 are due to the significant recapitalization upon the Initial Offering on March 17, 1994, the 1995 Offering (defined below), the 1996 Offerings (defined below), the completion and lease-up of communities under development and the purchase of apartment communities. The following table outlines the communities acquired or leased-up during 1994, 1995 and 1996:

              1994 ACQUISITION                                1996 ACQUISITION
                COMMUNITIES                                     COMMUNITIES
--------------------------------------------    --------------------------------------------
    COMMUNITY               DATE ACQUIRED             COMMUNITY             DATE ACQUIRED
------------------        ------------------    ----------------------    ------------------
Larkspur Woods(a)         March 17, 1994        Park Centre(c)            May 15, 1996
Barrington Hills          March 17, 1994        Parkside Commons          May 15, 1996
Regatta Bay               March 17, 1994        Sunset Towers             May 22, 1996
Sommerset                 March 17, 1994        Countrybrook              July 12, 1996
Hacienda Gardens          March 17, 1994        Larkspur Canyon(c)        July 19, 1996
Village Square            June 30, 1994         The Fountains             July 26, 1996
Reflections               June 30, 1994         Mill Creek                July 26, 1996
Blairmore                 July 20, 1994         Channing Heights          August 7, 1996
Crossbrook                October 19, 1994      Martinique Gardens(c)     August 7, 1996

             1995 ACQUISITION                                1995 DEVELOPMENT
                COMMUNITIES                                    COMMUNITIES
-------------------------------------------    --------------------------------------------
    COMMUNITY              DATE ACQUIRED             COMMUNITY           DATE STABILIZED(d)
-----------------        ------------------    ----------------------    ------------------
Sea Ridge(b)             February 17, 1995     Carriage Square           October, 1995(e)
Rivershore               April 28, 1995        Canyon Creek              December, 1995(f)
City Heights             October 19, 1995
Promenade                October 25, 1995
The Pointe               December 12, 1995

                                               1996 DEVELOPMENT
                                                  COMMUNITY
                                 --------------------------------------------
                                       COMMUNITY           DATE STABILIZED(d)
                                 ----------------------    ------------------
                                 Rosewalk                  February, 1997(g)

     The 1994 Acquisition Communities, the 1995 Development Communities, the 1995 Acquisition Communities, the 1996 Acquisition Communities and the 1996 Development Community are collectively termed the "Acquisition Communities".
---------------

(a)  Sold on June 13, 1995.

(b) Under significant renovation commencing July, 1995 and completed in March, 1996.

(c)  Under significant renovation as of December, 1996.

(d) Stabilized occupancy is defined as the first calendar month following completion of construction in which the community has a physical occupancy of at least 95%.

(e) Occupancy commenced in January, 1995 and operations stabilized in October, 1995.

(f) Occupancy commenced in April, 1995 and operations stabilized in December, 1995.

(g) Occupancy commenced in August, 1996 and operations stabilized in February, 1997.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995.

     The Company's results of operations are summarized as follows for the years ended 1996 and 1995 (Dollars in thousands):

                                                      FOR THE YEAR
                                                   ENDED DECEMBER 31,
                                                   -------------------
                                                    1996        1995       $--CHANGE    %--CHANGE
                                                   -------     -------     --------     --------
Revenue:
  Rental.........................................  $80,377     $52,110     $28,267         54.2 %
  Other..........................................    2,216       1,411         805         57.1 %
                                                   -------     -------     -------      -------
          Total revenue..........................   82,593      53,521      29,072         54.3 %
                                                   -------     -------     -------      -------
Expenses:
  Property operating.............................   18,924      12,452       6,472         52.0 %
  Property taxes.................................    6,353       4,349       2,004         46.1 %
  General and administrative.....................    3,895       2,467       1,428         57.9 %
  Interest and financing.........................   14,276      11,472       2,804         24.4 %
  Depreciation and amortization..................   18,689      13,714       4,975         36.3 %
                                                   -------     -------     -------      -------
          Total expenses.........................   62,137      44,454      17,683         39.8 %
                                                   -------     -------     -------      -------
Income before minority interest, gain on sale and
  extraordinary item.............................   20,456       9,067      11,389        125.6 %
Minority interest................................     (319)        (19)       (300)     1,578.9 %
                                                   -------     -------     -------      -------
Income from operations...........................   20,137       9,048      11,089        122.6 %
Gain on sale.....................................       --       2,412      (2,412)      (100.0 %)
                                                   -------     -------     -------      -------
Income before extraordinary item.................   20,137      11,460       8,677         75.7 %
Extraordinary item...............................     (511)         --        (511)       100.0 %
                                                   -------     -------     -------      -------
Net income.......................................  $19,626     $11,460     $ 8,166         71.3 %
                                                   =======     =======     =======      =======

     Revenue from rental property increased primarily as a result of the addition of the Acquisition Communities. The 1995 Acquisition and Development Communities represented $7,898 and $5,037, respectively, of the increase while the 1996 Acquisition Communities and 1996 Development Community contributed $11,266 and $789, respectively, to the increase. The remainder of the portfolio increased rental revenue by $4,210, $3,664 of which was attributable to the Original Communities and four of the 1994 Acquisition Communities (the "Same Store" communities). Rental revenue decreased $933 due to the sale of the Larkspur Woods Community in 1995.

     Other income increased during the year ended December 31, 1996 as compared to the year ended December 31, 1995 due to additional miscellaneous income from the Acquisition Communities.

     Property operating expenses increased by $2,283, $473, $2,641 and $198 for the 1995 Acquisition Communities, 1995 Development Communities, 1996 Acquisition Communities and 1996 Development Community, respectively. The remainder of the portfolio experienced an $877 increase in property operating expenses, $439 of which was attributable to the Same Store communities. Property taxes increased also due primarily to the Acquisition Communities.

     General and administrative costs increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995 due to the higher cost of administrating 34% more units on an average basis for 1996. The 1996 and 1995 amounts are net of $2,275 and $738, respectively, of allocated indirect project costs capitalized to the construction projects and acquisition communities, representing approximately 37% and 23% of the total general and administrative expense for the years ended December 31, 1996 and 1995, respectively.

     Interest and financing expense increased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 due to higher balances of debt and related interest expense on the 1995 and 1996 Acquisition Communities as well as the 1995 and 1996 Development Communities offset in part by a lower overall cost of funds.

     Depreciation and amortization expense increased due to the addition of the 1995 and 1996 Acquisition Communities, as well as the 1995 and 1996 Development Communities.

     The gain on sale represents the gain from the sale of Larkspur Woods in June, 1995. There were no sales in the year ended December 31, 1996.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31, 1994 (INCLUDING THE GREENBRIAR GROUP'S RESULTS FOR THE PERIOD JANUARY 1, 1994 TO MARCH 16, 1994).

     The Company's results of operations are summarized as follows for the years ended 1995 and 1994 (Dollars in thousands):

                                                      FOR THE YEAR
                                                   ENDED DECEMBER 31,
                                                   -------------------
                                                    1995       1994(1)     $--CHANGE    %--CHANGE
                                                   -------     -------     --------     --------
Revenue:
  Rental.........................................  $52,110     $36,055     $16,055         44.5%
  Other..........................................    1,411       1,113         298         26.8%
                                                   -------     -------     -------       ------
          Total revenue..........................   53,521      37,168      16,353         44.0%
                                                   -------     -------     -------       ------
Expenses:
  Property operating.............................   12,452       8,430       4,022         47.7%
  Property taxes.................................    4,349       3,245       1,104         34.0%
  General and administrative.....................    2,467       1,819         648         35.6%
  Management fees-affiliates.....................       --         270        (270)      (100.0%)
  Interest and financing.........................   11,472       7,140       4,332         60.7%
  Depreciation and amortization..................   13,714       9,477       4,237         44.7%
                                                   -------     -------     -------       ------
          Total expenses.........................   44,454      30,381      14,073         46.3%
                                                   -------     -------     -------       ------
Income before minority interest and gain on
  sale...........................................    9,067       6,787       2,280         33.6%
Minority interest................................      (19)        (17)         (2)        11.8%
                                                   -------     -------     -------       ------
Income from operations...........................  $ 9,048     $ 6,770     $ 2,278         33.6%
Gain on sale.....................................    2,412          --       2,412        100.0%
                                                   -------     -------     -------       ------
Net income.......................................  $11,460     $ 6,770     $ 4,690         69.3%
                                                   =======     =======     =======       ======

---------------
(1) Includes the results of the Greenbriar Group for the period January 1 - March 16, 1994.

     Revenue from rental property increased primarily as a result of the addition of the 1994 and 1995 Acquisition Communities.

     Other income increased during the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to additional miscellaneous income from the 1994 and 1995 Acquisition Communities in 1995 and offset in part by higher interest income from the proceeds of the exercise of the underwriters' over-allotment option in 1994.

     Property operating expenses increased primarily as a result of the addition of the 1994 and 1995 Acquisition Communities. Property taxes increased also due primarily to the 1994 and 1995 Acquisition Communities.

     General and administrative costs increased for the year ended December 31, 1995 as compared with the year ended December 31, 1994 due to the higher cost of administrating 34% more units on an average basis for 1995 and a full year of operations as a public company in 1995. The 1995 and 1994 amounts are net of $738 and $354, respectively, of allocated indirect project costs capitalized to construction projects and acquisition communities, representing approximately 23% and 18% of total general and administrative expense for the years ended December 31, 1995 and 1994, respectively. In addition, management fees paid to affiliates decreased to $0 for the year ended December 31, 1995 due to the termination of the related affiliated services agreements in connection with the Initial Offering.

     Interest and financing expense increased for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to higher balances of debt and related interest expense on the 1994 and 1995

Acquisition Communities, offset in part by paying off or defeasing debt of $79,940 as of March 17, 1994 which had a weighted average interest rate of 8.28%.

     Depreciation and amortization expense increased due to the addition of the 1994 and 1995 Acquisition Communities, a full year in 1995 of amortization related to non-recurring costs expended to reissue tax-exempt bonds in connection with the Initial Offering and additional amortization from costs incurred to increase the availability of credit lines in 1995.

     The gain on sale represents the gain from the sale of Larkspur Woods in June, 1995. There were no sales in the year ended December 31, 1994.

THE COMPANY'S RESULTS OF PROPERTY OPERATIONS (EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION -- "EBITDA") FOR THE "SAME STORE" COMMUNITIES(1) IS SUMMARIZED BELOW FOR THE YEARS ENDED 1996 AND 1995:

                                                    FOR THE YEAR
                                                 ENDED DECEMBER 31,
                                                 -------------------
            (Dollars in thousands)                1996        1995       $--CHANGE      %--CHANGE
                                                 -------     -------     ----------     ----------
Revenue........................................  $38,584     $34,922       $3,662(2)       10.5%
Expenses.......................................   11,092      10,730          362(3)        3.4%
                                                 -------     -------       ------         ------
EBITDA.........................................  $27,492     $24,192       $3,300          13.6%
                                                 =======     =======       ======         ======

---------------
(1) Includes the Original Communities and four of the 1994 Acquisition Communities comprising a total of 3,330 apartment homes. These apartment communities include all those which were owned for all of 1995 and 1996 and to which the Company made no major renovations after January 1, 1995.

(2) The increase in Same Store revenue is due to rental increases of $3,052, vacancy reductions of $470, concession reductions of $163, offset in part by an increase in bad debt of $23.

(3) The increase in Same Store expenses is primarily the result of a change in the Company's capitalization policy with respect to repair and maintenance expenses resulting in less capitalized expenditures in 1996, higher management and administrative costs and the purchase of additional, portfolio-wide earthquake insurance in July, 1996, offset in part by reductions in marketing and advertising costs.

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

     The Company expects to fund certain committed construction, acquisition and rehabilitation projects with a combination of working capital and the Unsecured Line of Credit (defined below). The Company intends to use available working capital first and proceeds available under its Unsecured Line of Credit second.

     At the Initial Offering, the Company obtained a $40 million acquisition credit facility with General Electric Capital Corporation ("GECC") and a $20 million construction credit facility. The Company subsequently obtained a $26 million construction loan for the Carriage Square community and a $22.3 million construction loan for the Canyon Creek community. In January, 1995, the Company restructured its $40 million secured revolving credit facility with GECC, increasing the availability to $80 million and reducing the borrowing cost from the 30-day London Interbank Offered Rate ("LIBOR") plus 3.75% per annum to 30-day LIBOR plus 2.25% per annum. In December, 1995, the Company repaid the $26 million construction loan, which had an interest rate of LIBOR plus 2.25% per annum, and replaced the $20 million construction credit facility, which also had an interest rate of LIBOR plus 2.25% per annum, with a revolving credit facility (the "Union Bank Credit Facility"). The Union Bank Credit Facility was a secured $47 million line of credit for both acquisition and construction with an interest rate of LIBOR plus 1.6% per annum. In December, 1995, the Company also obtained a new construction loan for the Rosewalk community which provided for approximately $25.5 million of borrowing at an interest rate of LIBOR plus 2.15% per annum. These facilities are collectively called the "Credit Facilities".

     In May, 1996, the Company replaced both its $80 million secured credit facility and its $47 million secured credit facility with a three-year $150 million unsecured line of credit from Union Bank of Switzerland and other banks (the "Unsecured Line of Credit"). In August, 1996, the Company expanded this Unsecured Line of Credit to $200 million. The Company paid non-refundable fees totaling $800,000 so that the lender would make the Unsecured Line of Credit available for construction purposes. These fees have been capitalized against the construction projects to which the line relates. The Unsecured Line of Credit matures in May, 1999, and bears interest at a rate of LIBOR (based on a maturity selected by the Company) plus 1.55% per annum.

     In October, 1996, the Company paid down the amount outstanding on the $25.5 million construction loan for the Rosewalk community.

     During 1995, the Company assumed $10.7 million in tax-exempt bonds in connection with the purchase of the Rivershore apartment community. These bonds, along with the bonds secured by the Barrington Hills and Crossbrook communities, were re-issued in June, 1995. Additionally, new bonds were issued and secured by the Canyon Creek and Sea Ridge communities, the proceeds of which were held in escrow for the benefit of the bondholders until the funds were released in December, 1995. Also during 1995, the Company purchased $20.8 million of tax-exempt debt secured by the City Heights community and subsequently placed the debt with an institutional investor.

     In 1996, as part of the purchase of the Countrybrook community, the Company assumed $20.3 million of the seller's tax-exempt bond debt secured by the property. These tax-exempt bonds have an all-inclusive fixed interest rate of 7.87% through April, 2002 and the bonds mature in March, 2012. Also in 1996, the Company assumed $7.6 million of tax-exempt bond debt as part of the purchase of the Larkspur Canyon community. These bonds currently float in a seven-day put bond mode with a variable interest rate (5.90% all-inclusive rate as of December 31, 1996) maturing in March, 2023.

     As of December 31, 1996, the proceeds from the Unsecured Line of Credit were used primarily for the acquisition, development and construction of the three Current Development Communities and renovations on the 1996 Acquisition Communities.

     As a result of the above transactions, the weighted average interest rate on the Company's debt decreased from 6.73% at December 31, 1995 to 6.35% at December 31, 1996.

     The Company's debt as of December 31, 1996 is summarized as follows:

   (Dollars in thousands)      BALANCE      AVAILABLE          MATURES              RATE                  PROTECTION
                               --------     ---------     ------------------    -------------      -------------------------
Tax-exempt variable rate
  under interest rate swap...  $ 88,762     $     --      November, 2022 -        6.48%(a)             Interest rate is
                                                          June, 2025                                fixed until June, 2010.
Tax-exempt variable rate
  under interest rate swap...    87,380           --      November, 2007 -        5.88%(b)             Interest rate is
                                                          March, 2017                              fixed until March, 2004.
Tax-exempt fixed rate........    20,111           --      March, 2012             7.87%(c)             Interest rate is
                                                                                                   fixed until April, 2002.
Tax-exempt variable rate.....    20,800           --      March, 2018             6.50%(d)

Tax-exempt variable rate.....     7,635           --      March, 2023             5.90%(e)
                               --------      -------
    Subtotal.................   224,688           --

$200,000 Line of credit(f)...    49,000      151,000      May, 1999             LIBOR + 1.55%
                               --------      -------
    Total....................  $273,688     $151,000
                               ========      =======

---------------
(a) The 6.48% rate represents an all-in financing cost, including amortization of deferred financing costs.

(b) The 5.88% rate excludes the amortization of financing costs paid by the sponsor prior to the Initial Offering; if such costs were included, the all-inclusive effective rate would be 6.30%.

(c) The 7.87% rate represents an all-in financing cost, including amortization of deferred financing costs.

(d) The 6.50% rate represents an all-in financing cost, including amortization of all deferred financing costs. The Company has the right to repurchase these bonds and currently plans to repurchase and reissue them on a long-term fixed rate basis by August 15, 1997.

(e) The 5.90% rate represents an all-in financing cost, including amortization of deferred financing costs. The debt floats in a seven-day put bond mode with a current interest rate of 4.00%.

(f) Amounts drawn on the line of credit were used for development and construction purposes.

     In October, 1995, the Company issued 2,308,800 shares of Series A preferred stock for a net amount of approximately $48.3 million (the "1995 Offering"). The proceeds were used to purchase land for future construction, pay off and close a construction loan and pay down debt on credit lines which were subsequently drawn on to purchase apartment communities.

     In May, 1996, the Company sold approximately $10 million of Series B preferred stock and $40.5 million of common stock to a number of institutional investors. The Company sold 1,248,191 shares of common stock in a direct placement at a price of $24.44 per share, which reflected a 1% discount from the average closing price of the common stock during the 10 trading days immediately preceding May 2, 1996, the last trading day prior to the date on which the sale was priced. The Company also sold 405,022 shares of Series B preferred stock together with 413,223 shares of common stock in an underwritten offering at a weighted average sales price of $24.44 per share. The net proceeds of these sales, approximately $49.5 million, were used to acquire the Park Centre, Parkside Commons and Sunset Towers communities and to repay borrowings under the Credit Facilities. The holders of the Series B preferred stock are entitled to receive a dividend equal to 103% of the dividend paid on the common stock. The Series B preferred stock generally has no voting rights and, except in certain limited circumstances, cannot be converted into common stock prior to October, 1998. Thereafter, the Series B preferred stock may be converted on a share-for-share basis into shares of common stock, subject to certain ownership limitations. In October, 2005, all outstanding shares of the Series B preferred stock will be automatically converted into shares of common stock. The holders of the Series B preferred stock have registration rights for the shares of common stock issuable upon conversion of the Series B preferred stock. In August, 1996, the Company sold in an underwritten public offering 5,750,000 shares of common stock (including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at a price of $24.75 per share. The net cash proceeds from the sale, approximately $134.0 million, were used to purchase two apartment Communities, Channing Heights and Martinique Gardens, and to repay borrowings under its Unsecured Line of Credit, including amounts borrowed to purchase four apartment Communities acquired prior to the closing of the August, 1996 offering (Countrybrook, Larkspur Canyon, The Fountains and Mill Creek). This offering, together with the May, 1996 offerings are collectively called the "1996 Offerings".

     The Company anticipates that its cash flow and cash available from the Unsecured Line of Credit, will be adequate to meet its liquidity requirements for the foreseeable future. The Company anticipates that dividends will be paid from Funds from Operations. For the year ended December 31, 1996, dividends were 77.2% of FFO-revised definition (defined below).

     Net cash provided by operations for the year ended December 31, 1996 increased to $40.2 million from $22.6 million for the year ended December 31, 1995, principally due to higher net income before noncash charges for depreciation and amortization from the addition of the 1995 and 1996 Acquisition and Development Communities.

     Net cash used for investing activities was $217.0 million and $87.2 million for the years ended December 31, 1996 and 1995, respectively. This change reflects the increased level of acquisition and refurbishment projects. The 1996 amount includes the use of stock offering proceeds to purchase the 1996 Acquisition Communities, the Rosewalk construction project and other refurbishment projects. The 1995 amount is net of the proceeds from the sale of the Larkspur Woods community.

     Net cash provided by financing activities was $176.0 million and $61.6 million for the years ended December 31, 1996 and 1995, respectively. The net cash provided from financing activities in 1996 is primarily from the net proceeds of the 1996 Offerings and net borrowings under the Unsecured Line of Credit less dividends paid. The net cash provided from financing activities in 1995 reflects primarily the net proceeds of the 1995 Offering and issuance of tax-exempt debt on the Canyon Creek, Sea Ridge and City Heights communities less the paydowns on the Credit Facilities and dividends paid.

INFLATION

     Substantially all of the leases at the Company's apartment communities are for a term of one year or less, which may enable the Company to counter the adverse effects of inflation by increasing rents upon renewal of existing leases or commencement of new leases. However, these short-term leases permit a resident to leave at the end of the lease term at minimal or no cost to the resident.

FUNDS FROM OPERATIONS
AND FUNDS AVAILABLE FOR DISTRIBUTION

     Many industry analysts consider Funds from Operations an appropriate measure of performance of an equity REIT. Funds from Operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (or loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition was revised by NAREIT effective for periods after 1995 to exclude the add back of non-real estate depreciation and the amortization of recurring deferred financing costs ("FFO-revised definition"). The Company believes that in order to facilitate a clear understanding of the historical operating results, FFO and FFO-revised definition should be examined in conjunction with net income (loss) as presented in the financial statements. FFO and FFO-revised definition should not be considered as a substitute for net income (loss) as a measure of results of operations or for cash flow from operations as a measure of liquidity.

     For the year ended December 31, 1996, FFO-revised definition increased from $21.9 million to $38.3 million. This increase is primarily due to higher net income and depreciation add back due to the addition of the 1995 and 1996 Acquisition and Development Communities.

     Funds from Operations and Funds Available for Distribution for the years ended December 31, 1996 and 1995, the period March 17 - December 31, 1994, the period January 1 - March 16, 1994 and the year ended December 31, 1993 are summarized as follows:

   CALCULATION OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

                                                                                     THE GREENBRIAR GROUP
                                                                                  --------------------------
                                                                      PERIOD        PERIOD
                                      YEAR ENDED     YEAR ENDED     MARCH 17-     JANUARY 1-     YEAR ENDED
 (Dollars in thousands, except per   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 16,    DECEMBER 31,
             unit data)                  1996           1995           1994          1994           1993
                                     ------------   ------------   ------------   -----------   ------------
Net income (loss)................... $     19,626   $     11,460   $      7,486     $  (716)      $   (447)
Depreciation -- real estate
  assets(1).........................       17,800         12,319          7,480       1,111          5,328
Gain on sale........................           --         (2,412)            --          --             --
Extraordinary item..................          511             --             --          --             --
Non-recurring adjustments to net
  income:
  Amortization of nonrecurring
     costs, primarily legal, from
     the issuance of tax-exempt
     bonds(2).......................          356            517            464          --             --
                                      -----------    -----------    -----------   -----------   -------- ---
FFO-revised definition(3)...........       38,293         21,884         15,430         395          4,881
Recurring adjustments to net income:
  Amortization of origination fees
     on Credit Facilities(4)........          159            609            246          --             --
  Amortization of reincorporation
     costs..........................           13             --             --          --             --
  Amortization of credit enhancement
     costs(5).......................          152            152            129          --             --
  Depreciation -- non real estate
     assets.........................          202            117             47          --             --
                                      -----------    -----------    -----------   -----------   -------- ---
FFO.................................       38,819         22,762         15,852         395          4,881
Capital improvements(6).............       (1,319)          (693)          (222)       (314)          (638)
Loan principal payments.............         (480)          (299)           (90)       (564)        (1,550)
                                      -----------    -----------    -----------   -----------   -------- ---
Funds Available for Distribution
  ("FAD")........................... $     37,020   $     21,770   $     15,540     $  (483)      $  2,693
                                      -----------    -----------    -----------   -----------   -------- ---
Weighted average shares
  outstanding(7)....................   17,817,623     12,196,003     11,544,287          --             --
                                      ===========    ===========    ===========   ===========   ===========

---------------
(1) Amounts for periods prior to March 17, 1994 include all depreciation and amortization.

(2) Represents the amortization of pre-1986 bond issuance costs carried forward to the Company, under the pooling of interest method of accounting, and costs associated with the reissuance of tax-exempt bonds incurred prior to the Initial Offering in order to preserve the tax-exempt status of the bonds at the Initial Offering.

(3) FFO before recurring adjustments to net income represents the revised definition of FFO adopted by the NAREIT Board of Governors for periods after 1995.

(4) Represents origination fees and costs incurred at the initial setup of the Credit Facilities. Such costs were amortized over the life of the respective Credit Facilities. These Credit Facilities were closed in May, 1996 and the unamortized loan fees were recorded as an extraordinary item.

(5) Represents origination fees and costs incurred at the initial setup of the credit enhancements used for the issuance of tax-exempt bonds. Such costs are amortized over the life of the respective credit enhancements.

(6) Capital improvements represent amounts expended primarily at the Original Communities and the 1994 Acquisition Communities. A breakdown of the expenditures for 1996 is as follows:

                                                                   TOTAL               PER UNIT
                                                                YEAR ENDED            YEAR ENDED
                                                             DECEMBER 31, 1996     DECEMBER 31, 1996
                                                             -----------------     -----------------
    Non-revenue generating:
      Leasing pavilion rehabilitation......................       $   367                $  45
      Exterior painting....................................           247                   30
      Security gate system.................................            39                    6
      Fitness center equipment.............................            37                    4
      Parking area resurfacing.............................            36                    4
      Other capital expenditures...........................           348                   50
                                                                   ------               ------
              Subtotal -- capital expenditures.............         1,074                  139
                                                                   ------               ------
    Revenue generating:
      Appliances...........................................           148                   17
      Fixtures.............................................            97                   11
                                                                   ------               ------
              Subtotal.....................................           245                   28
                                                                   ------               ------
    Total capital improvements.............................       $ 1,319                $ 167
                                                                   ======               ======

     The Company, as a matter of policy, expenses any apartment-related expenditure of less than $5. These normally include any expenditure related to the interior of an apartment. The Company typically capitalizes non-revenue generating expenditures such as those for new security gate systems, leasing pavilion reconstruction and redecorating, roofing repair and replacement, exterior siding repair and repainting and parking area resurfacing. The Company also capitalizes revenue generating expenditures and cashflow enhancing improvements such as those expended for construction of new garages or installation of water conservation devices which almost immediately and permanently either earn additional revenue or reduce expenses. Appliances represent primarily the acquisition of washer/dryer units for apartments which generate additional rental and other income. Capitalized expenditures as described here exclude major reconstruction costs incurred in conjunction with the acquisition and repositioning of newly purchased apartment communities. Such costs are added to the purchase price of those communities. The per unit calculation for the year is the sum of the quarterly calculations which are based on the ending number of units in the portfolio at the end of each quarter.

(7) The weighted average shares outstanding shown differs from the weighted average shares outstanding for the purpose of calculating earnings per share because the conversion of preferred stock is antidilutive for calculating earnings per share, but dilutive for the purposes of calculating FFO per share and FFO-revised definition per share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included as a separate section of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information pertaining to directors and executive officers of the Registrant is set forth under "Election of Directors -- Information Regarding Nominees and Executive Officers" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997 and is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information pertaining to executive compensation is set forth under "Election of Directors -- Executive Compensation" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997 and is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of the Registrant's Common Stock is set forth under "Election of Directors -- Principal Shareholders" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997 and is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997 and is herein incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1. Financial Statements

                                                                                     PAGE NO.
                                                                                     --------
          Report of Independent Accountants........................................     33
          Consolidated Balance Sheets at December 31, 1996 and 1995................     34
          Consolidated Statements of Operations for the year ended December 31,
            1996, year ended December 31, 1995, period March 17, 1994 through
            December 31, 1994, and period January 1, 1994 through March 16, 1994...     35
          Consolidated Statements of Shareholders' Equity for the year ended
            December 31, 1996, year ended December 31, 1995, period March 17, 1994 through December 31, 1994, and period January 1, 1994 through March 16,
            1994...................................................................     36
          Consolidated Statements of Cash Flows for the year ended December 31,
            1996, year ended December 31, 1995, period March 17, 1994 through
            December 31, 1994, and period January 1, 1994 through March 16, 1994...     37
          Notes to Consolidated Financial Statements...............................     38

     2. Financial Statement Schedule

          Schedule III: Real Estate Investments and Accumulated Depreciation at
            December 31, 1996......................................................     51
          Note to Schedule III.....................................................     52

     3. Exhibits

            Index to Exhibits

EXHIBIT NO.                                       DESCRIPTION
-----------    ---------------------------------------------------------------------------------
 3(i).1        Amended and Restated Articles of Incorporation of the Company. (Incorporated by
               reference to Exhibit 3(i).1 to Form 8-B of Bay Apartment Communities, Inc. dated
               June 8, 1995.)
 3(i).2        Forms of Articles Supplementary relating to the Series A Preferred Stock of the
               Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay
               Apartment Communities, Inc. dated September 25, 1995.)
 3(i).3        Articles Supplementary relating to the Series B Preferred Stock of the Company.
               (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay Apartment
               Communities, Inc. dated May 6, 1996.)
 3(ii).1       Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit
               10.1 to Form 8-B of Bay Apartment Communities, Inc. dated June 8, 1995.)
 4.1           Bay Apartment Communities, Inc. -- Dividend Reinvestment and Stock Purchase Plan
               dated November 22, 1996. (Incorporated by reference to Form S-3 of Bay Apartment
               Communities, Inc., File No. 333-16647.)
10.1           Interest Rate Swap Agreement. (Incorporated by reference to Exhibit 10.1 to Form
               10-Q of Bay Apartment Communities, Inc. dated May 13, 1994.)
10.2           Registration Rights Agreement between the Company and certain stockholders.
               (Incorporated by reference to Exhibit 10.2 to Form 10-Q of Bay Apartment
               Communities, Inc. dated May 13, 1994.)

EXHIBIT NO.                                       DESCRIPTION
-----------    ---------------------------------------------------------------------------------
10.3           Employment Agreement between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of Bay Apartment Communities, Inc. dated
               May 13, 1994.)
10.4           Employment Agreements between the Company and each of Geoffrey L. Baker and
               Morton L. Newman. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of Bay
               Apartment Communities, Inc. dated May 13, 1994.)
10.5           Registration Rights Agreement, dated as of September 15, 1995, by and between the
               Company and Purchaser. (Incorporated by reference to Exhibit 4.1 to Form 8-K of
               Bay Apartment Communities, Inc. dated September 25, 1995.)
10.6           Indemnification Agreements between the Company and the Directors and Officers of the Company. (Incorporated by reference to Exhibit 10.6 to Form 10-Q of Bay
               Apartment Communities, Inc. dated May 13, 1994.)
10.7           Umbrella Agreement, among the Company, certain subsidiaries of the Company,
               Citibank, N.A., as collateral agent, and Financial Guaranty Insurance Company.
               (Incorporated by reference to Exhibit 10.7 to Form 10-Q of Bay Apartment
               Communities, Inc. dated May 13, 1994.)
10.8           Cash Collateral Account, Security, Pledge and Assignment Agreement among the
               Company, certain subsidiaries of the Company, Citibank, N.A., as collateral agent, and Financial Guaranty Insurance Company. (Incorporated by reference to
               Exhibit 10.8 to Form 10-Q of Bay Apartment Communities, Inc. dated May 13, 1994.)
10.9           Reimbursement Agreements among certain subsidiaries of the Company, Citibank,
               N.A., as collateral agent, and Financial Guaranty Insurance Company.
               (Incorporated by reference to Exhibit 10.9 to Form 10-Q of Bay Apartment
               Communities, Inc. dated May 13, 1994.)
10.10          Guaranty Agreements by Bay Asset Group, Inc., a subsidiary of the Company, in favor of Citibank, N.A., as collateral agent for Financial Guaranty Insurance
               Company. (Incorporated by reference to Exhibit 10.10 to Form 10-Q of Bay
               Apartment Communities, Inc. dated May 13, 1994.)
10.11          Limited Guaranty Agreements by certain subsidiaries of the Company in favor of
               Citibank, N.A., as collateral agent, and Financial Guaranty Insurance Company.
               (Incorporated by reference to Exhibit 10.11 to Form 10-Q of Bay Apartment
               Communities, Inc. dated May 13, 1994.)
10.12          Pledge Agreement between Bay Asset Group, Inc., a subsidiary of the Company and
               Citibank, N.A., as collateral agent for Financial Guaranty Insurance Company.
               (Incorporated by reference to Exhibit 10.12 to Form 10-Q of Bay Apartment
               Communities, Inc. dated May 13, 1994.)
10.13          First Deed of Trust and Security Agreement (Sommerset). (Incorporated by
               reference to Exhibit 10.15 to Form 10-Q of Bay Apartment Communities, Inc. dated
               May 13, 1994.)
10.14          First Deed of Trust and Security Agreement (Willow Creek). (Incorporated by
               reference to Exhibit 10.16 to Form 10-Q of Bay Apartment Communities, Inc. dated
               May 13, 1994.)
10.15          Office lease dated January 4, 1995. (Incorporated by reference to Exhibit 10.21 to Form 10-Q of Bay Apartment Communities, Inc. dated May 10, 1995.)
10.16          Agreement and Plan of Merger. (Incorporated by reference to Exhibit 10.22 to Form
               10-Q of Bay Apartment Communities, Inc. dated August 11, 1995.)
10.17          Master Reimbursement Agreement. (Incorporated by reference to Exhibit 10.23 to
               Form 10-Q of Bay Apartment Communities, Inc. dated August 11, 1995.)
10.18          ISDA Master Agreement (Interest rate swap agreement). (Incorporated by reference to Exhibit 10.24 to Form 10-Q of Bay Apartment Communities, Inc. dated August 11,
               1995.)

EXHIBIT NO.                                       DESCRIPTION
-----------    ---------------------------------------------------------------------------------
10.19          Cash Collateral Pledge, Security and Custody Agreement. (Incorporated by
               reference to Exhibit 10.25 to Form 10-Q of Bay Apartment Communities, Inc. dated
               August 11, 1995.)
10.20          Series A Preferred Stock Purchase Agreement, dated as of September 15, 1995, by and between the Registrant and the Purchaser. (Incorporated by reference to
               Exhibit 10.1 to Form 8-K of Bay Apartment Communities, Inc. dated September 25,
               1995.)
10.21          Building loan agreement in the amount of $25,500,000 between the Company and
               Union Bank. (Incorporated by reference to Exhibit 10.26 to Form 10-K of Bay
               Apartment Communities, Inc. dated March 18, 1996.)
10.22          Credit agreement in the amount of $47,000,000 between the Company and Union Bank.
               (Incorporated by reference to Exhibit 10.27 to Form 10-K of Bay Apartment
               Communities, Inc. dated March 18, 1996.)
10.23          Employment Agreement between the Company and Max L. Gardner. (Incorporated by reference to Exhibit 10.28 to Form 10-K of Bay Apartment Communities, Inc. dated
               March 18, 1996.)
10.24          Series B Preferred Stock Purchase Agreement, dated as of May 6, 1996, by and between the Company and PaineWebber Incorporated. (Incorporated by reference to
               Exhibit 10.1 to Form 8-K of Bay Apartment Communities, Inc. dated May 6, 1996.)
10.25          Placement Agent Agreement, dated as of May 6, 1996, by and between the Company and PaineWebber Incorporated. (Incorporated by reference to Exhibit 10.2 to Form
               8-K of Bay Apartment Communities, Inc. dated May 6, 1996.)
10.26          Purchase and Sale Agreement and Escrow Instructions, dated as of March 22, 1996, by and between K. Philip Hwang and C. Gemma Hwang and the Company. (Incorporated
               by reference to Exhibit 10.1 to Form 8-K/A of Bay Apartment Communities, Inc.
               dated May 23, 1996.)
10.27          Purchase and Sale Agreement and Escrow Instructions, dated as of April 24, 1996, by and between TCR #706 Parkside Limited Partnership and the Company.
               (Incorporated by reference to Exhibit 10.2 to Form 8-K/A of Bay Apartment
               Communities, Inc. dated May 23, 1996.)
10.28          Purchase and Sale Agreement and Escrow Instructions, dated as of April 20, 1996, by and between Consolidated Sunset Limited Partnership and the Company.
               (Incorporated by reference to Exhibit 10.3 to Form 8-K/A of Bay Apartment
               Communities, Inc. dated May 23, 1996.)
10.29          Revolving Loan Agreement, dated as of May 8, 1996, among the Company as Borrower,
               Union Bank of Switzerland (New York Branch) as Co-Agent and Bank, and Union Bank
               of Switzerland (New York Branch) as Administrative Agent. (Incorporated by
               reference to Exhibit 10.4 to Form 8-K/A of Bay Apartment Communities, Inc. dated
               May 23, 1996.)
10.30          Form of Agreement of Limited Partnership of Bay Countrybrook, L.P., by and among
               Bay GP, Inc., the Company and certain other defined Persons. (Incorporated by reference to Exhibit 10.5 to Form 8-K/A of Bay Apartment Communities, Inc. dated
               May 23, 1996.)
10.31          Agreement to Contribute, dated as of March 27, 1996, by and between the
               Countrybrook of Berryessa Associates and the Company. (Incorporated by reference to Exhibit 10.6 to Form 8-K/A of Bay Apartment Communities, Inc. dated May 23,
               1996.)
10.32          Employment Agreement, dated June 19, 1996, between the Company and Jeffrey B. Van
               Horn. (Incorporated by reference to Exhibit 10.1 to Form 8-K of Bay Apartment
               Communities, Inc. dated January 21, 1997.)
10.33          Promissory Note, dated July 26, 1996, between the Company and Jeffrey B. Van
               Horn. (Incorporated by reference to Exhibit 10.2 to Form 8-K of Bay Apartment
               Communities, Inc. dated January 21, 1997.)

EXHIBIT NO.                                       DESCRIPTION
-----------    ---------------------------------------------------------------------------------
10.34          First Amendment to Agreement to Contribute between Countrybrook of Berryessa
               Associates and the Company, dated June 27, 1996.
10.35          Letter agreement dated August 30, 1996 amending the Revolving Loan Agreement, dated May 8, 1996, among the Company as Borrower, Union Bank of Switzerland (New
               York Branch) as Co-Agent and Bank, and Union Bank of Switzerland (New York
               Branch) as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to
               Form 10-Q of Bay Apartment Communities, Inc. dated November 14, 1996.)
10.36          Bay Apartment Communities, Inc. -- 1994 Stock Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Form S-8 of Bay Apartment
               Communities, Inc. dated November 26, 1996, File No. 333-16809.)
10.37          Bay Apartment Communities, Inc. -- 1996 Non-Qualified Employee Stock Purchase
               Plan dated November 26, 1996. (Incorporated by reference to Exhibit 99.1 to Form
               S-3 of Bay Apartment Communities, Inc., File No. 333-16837.)
10.38          Bay Apartment Communities, Inc. -- 1996 Non-Qualified Employee Stock Purchase
               Plan -- Plan Information Statement dated November 26, 1996. (Incorporated by reference to Exhibit 99.2 to Form S-3 of Bay Apartment Communities, Inc., File
               No. 333-16837.)
21.1           Subsidiaries of the Company.
23.1           Consent of Coopers & Lybrand L.L.P.
27.1           Financial Data Schedule.

 (b) Reports on Form 8-K

     Form 8-K of the Company, dated July 26, 1996, relating to the acquisition of four apartment communities: Mill Creek, The Fountains, Channing Heights and Martinique Gardens. Substantially all of the purchase price for Mill Creek and The Fountains was funded by drawing on the Company's $200 million unsecured line of credit from Union Bank of Switzerland, and substantially all of the purchase price for Channing Heights and Martinique Gardens was funded using the proceeds from the Company's underwritten public offering of 5,750,000 shares of common stock on August 5, 1996. This Form 8-K contained Financial Statements under Rule 3-14 of Regulation S-X, Financial Statements of Businesses Acquired and Pro Forma Financial Statements, Pro Forma Financial Information.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BAY APARTMENT COMMUNITIES, INC.

Date: March 21, 1997                                                     /s/  Gilbert M. Meyer
                                                                      ------------------------
                                                                              Gilbert M. Meyer
                                                           President and Chairman of the Board

Date: March 21, 1997                                                  /s/  Jeffrey B. Van Horn
                                                                   ---------------------------
                                                                           Jeffrey B. Van Horn
                                                                       Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 1997                                                    /s/  Geoffrey L. Baker
                                                                     -------------------------
                                                                             Geoffrey L. Baker
                                        Chief Development and Acquisition Officer and Director

Date: March 21, 1997                                                      /s/  Bruce A. Choate
                                                                       -----------------------
                                                                     Bruce A. Choate, Director

Date: March 21, 1997                                                       /s/  Max L. Gardner
                                                                       -----------------------
                                                                                Max L. Gardner
                                                          Chief Operating Officer and Director

Date: March 21, 1997                                                   /s/  John J. Healy, Jr.
                                                                      ------------------------
                                                                  John J. Healy, Jr., Director

Date: March 21, 1997                                                     /s/  Brenda J. Mixson
                                                                      ------------------------
                                                                    Brenda J. Mixson, Director

Date: March 21, 1997                                                    /s/  Thomas H. Nielsen
                                                                    --------------------------
                                                                   Thomas H. Nielsen, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Bay Apartment Communities, Inc.

     We have audited the accompanying consolidated balance sheets and the financial statement schedule of Bay Apartment Communities, Inc. and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and the period from March 17, 1994 to December 31, 1994. We have also audited the combined statements of operations, owners' capital (deficit) and cash flows of the Greenbriar Group for the period January 1, 1994 to March 16, 1994. These financial statements and the financial statement schedule are the responsibility of the management of Bay Apartment Communities, Inc. and the Greenbriar Group. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay Apartment Communities, Inc. as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the period from March 17, 1994 to December 31, 1994, and the combined results of the operations of the Greenbriar Group and its cash flows for the period January 1, 1994 to March 16, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.

Coopers & Lybrand L.L.P.

San Francisco, California
January 24, 1997
Except for Note 14, as to which the date is March 7, 1997

                        BAY APARTMENT COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,     DECEMBER 31,
(Dollars in thousands, except per share data)                            1996             1995
                                                                     ------------     ------------
ASSETS
Real estate assets:
  Land.............................................................    $152,277         $ 97,334
  Buildings and improvements.......................................     511,583          354,213
  Furniture, fixtures and equipment................................      35,542           23,383
                                                                       --------         --------
                                                                        699,402          474,930
  Less accumulated depreciation....................................     (52,554)         (34,552)
                                                                       --------         --------
  Operating real estate assets.....................................     646,848          440,378
  Construction in progress.........................................      50,945           23,280
                                                                       --------         --------
     Net real estate assets........................................     697,793          463,658
Cash and cash equivalents..........................................         920            1,677
Restricted cash....................................................         960               --
Other assets, net..................................................      12,236           11,855
                                                                       --------         --------
TOTAL ASSETS.......................................................    $711,909         $477,190
                                                                       ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable......................................................    $273,688         $227,801
Accounts payable and accrued expenses..............................       5,450            4,054
Dividends payable..................................................       8,939            5,420
Other liabilities..................................................       4,553            2,332
                                                                       --------         --------
TOTAL LIABILITIES..................................................     292,630          239,607
                                                                       --------         --------
Contingencies (Note 8).............................................          --               --
                                                                       --------         --------
Minority interest..................................................       7,002               --
                                                                       --------         --------
Shareholders' equity:
  Preferred stock, $.01 par value; 25,000,000 shares authorized;
  2,308,800 shares of Series A outstanding at both December 31,
  1996 and December 31, 1995; 405,022 shares of Series B
  outstanding at December 31, 1996 and no shares outstanding at
  December 31, 1995................................................          27               23
  Common stock, $.01 par value; 40,000,000 shares authorized;
  19,007,988 shares outstanding at December 31, 1996; 11,544,287
  shares outstanding at December 31, 1995..........................         190              115
  Paid-in capital..................................................     435,723          251,163
  Dividends in excess of accumulated earnings......................     (23,663)         (13,718)
                                                                       --------         --------
TOTAL SHAREHOLDERS' EQUITY.........................................     412,277          237,583
                                                                       --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................    $711,909         $477,190
                                                                       ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            THE GREENBRIAR
                                                                                                GROUP
                                                                                            --------------
                                                                              PERIOD            PERIOD
                                          YEAR ENDED       YEAR ENDED       MARCH 17 -       JANUARY 1 -
(Dollars in thousands, except per share  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,       MARCH 16,
data)                                        1996             1995             1994              1994
                                         ------------     ------------     ------------     --------------
Revenue:
  Rental...............................    $ 80,377         $ 52,110         $ 31,073           $4,982
  Other................................       2,216            1,411              955              158
                                            -------          -------          -------           ------
          Total revenue................      82,593           53,521           32,028            5,140
                                            -------          -------          -------           ------
Expenses:
  Property operating...................      18,924           12,452            7,001            1,429
  Property taxes.......................       6,353            4,349            2,786              459
  General and administrative...........       3,895            2,467            1,590              229
  Management fees-affiliates...........          --               --               --              270
  Interest and financing...............      14,276           11,472            4,782            2,358
  Depreciation and amortization........      18,689           13,714            8,366            1,111
                                            -------          -------          -------           ------
          Total expenses...............      62,137           44,454           24,525            5,856
                                            -------          -------          -------           ------
Income (loss) before minority interest,
  gain on sale and extraordinary
  item.................................      20,456            9,067            7,503             (716)
Minority interest......................        (319)             (19)             (17)              --
                                            -------          -------          -------           ------
Income (loss) from operations..........      20,137            9,048            7,486             (716)
Gain on sale...........................          --            2,412               --               --
                                            -------          -------          -------           ------
Income (loss) before extraordinary
  item.................................      20,137           11,460            7,486             (716)
Extraordinary item.....................        (511)              --               --               --
                                            -------          -------          -------           ------
Net income (loss)......................      19,626           11,460            7,486             (716)
Preferred dividend requirement.........      (4,264)            (917)              --               --
                                            -------          -------          -------           ------
Earnings available to common shares....    $ 15,362         $ 10,543         $  7,486           $ (716)
                                            =======          =======          =======           ======
Earnings per common share:
  Income before minority interest, gain
     on sale and extraordinary item....    $   1.07         $    .70         $    .65           $   --
  Minority interest....................        (.02)              --               --               --
                                            -------          -------          -------           ------
  Income from operations...............        1.05              .70              .65               --
  Gain on sale.........................          --              .21               --               --
                                            -------          -------          -------           ------
  Income before extraordinary item.....        1.05              .91              .65               --
  Extraordinary item...................        (.03)              --               --               --
                                            -------          -------          -------           ------
  Earnings available to common
     shares............................    $   1.02         $    .91         $    .65           $   --
                                            =======          =======          =======           ======

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      PREFERRED STOCK         COMMON STOCK                     DIVIDENDS
                                       $.01 PAR VALUE        $.01 PAR VALUE                    IN EXCESS
                                     ------------------    -------------------                    OF         OWNERS'
(Dollars in thousands, except per      SHARES                SHARES               PAID-IN     ACCUMULATED    CAPITAL
share data)                            ISSUED    AMOUNT      ISSUED     AMOUNT    CAPITAL      EARNINGS      (DEFICIT)    TOTAL
                                     ----------  ------    -----------  ------    --------    -----------    --------    --------
Balance January 1, 1994*...........          --   $ --              --   $ --     $     --     $      --     $(11,218)   $(11,218)
Capital contributions*.............          --     --              --     --           --            --          572         572
Capital distributions*.............          --     --              --     --           --            --       (1,000)     (1,000)
Net (loss) January 1 - March 16,
  1994*............................          --     --              --     --           --            --         (716)       (716)
                                       --------    ---       ---------   ----     --------      --------     --------    --------
Balance March 16, 1994*                      --     --              --     --           --            --      (12,362)    (12,362)
Proceeds of Initial Offering, net
  of underwriting discount and
  offering costs of $17,797........          --     --      10,889,742    109      199,889            --           --     199,998
Adjustment to reflect the purchase
  of outside partners' interest....          --     --              --     --           --            --       15,441      15,441
Adjustment to reflect the carryover
  basis for continuing investors...          --     --         654,545      6        3,073            --       (3,079)         --
Net income March 17 - December 31,
  1994.............................          --     --              --     --           --         7,486           --       7,486
Dividends declared.................          --     --              --     --           --       (13,853)          --     (13,853)
                                       --------    ---       ---------   ----     --------      --------     --------    --------
Balance December 31, 1994..........          --     --      11,544,287    115      202,962        (6,367)          --     196,710
Issuance of Series A preferred
  stock, net of issuance costs of
  $966.............................   2,308,800     23              --     --       48,246            --           --      48,269
Net income year ended December 31,
  1995.............................          --     --              --     --           --        11,460           --      11,460
Minority interest..................          --     --              --     --          (45)           --           --         (45)
Dividends declared.................          --     --              --     --           --       (18,811)          --     (18,811)
                                       --------    ---       ---------   ----     --------      --------     --------    --------
Balance December 31, 1995..........   2,308,800     23      11,544,287    115      251,163       (13,718)          --     237,583
Issuance of Series B preferred
  stock, net of issuance costs of
  $201.............................     405,022      4              --     --        9,795            --           --       9,799
May issuance of common stock, net
  of issuance costs of $824........          --     --       1,661,414     17       39,665            --           --      39,682
August issuance of common stock,
  net of underwriting discount and
  offering costs of $8,286.........          --     --       5,750,000     58      133,968            --           --     134,026
Exercise of stock options..........          --     --          37,475     --          744            --           --         744
Restricted stock grants............          --     --          11,000     --           --            --           --          --
Minority interest..................          --     --              --     --          295            --           --         295
Conversion of partnership units to
  common stock.....................          --     --           3,812     --           93            --           --          93
Net income year ended December 31,
  1996.............................          --     --              --     --           --        19,626           --      19,626
Dividends declared.................          --     --              --     --           --       (29,571)          --     (29,571)
                                       --------    ---       ---------   ----     --------      --------     --------    --------
Balance December 31, 1996..........   2,713,822   $ 27      19,007,988   $190     $435,723     $ (23,663)    $     --    $412,277
                                       ========    ===       =========   ====     ========      ========     ========    ========

---------------
* The Greenbriar Group

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   THE GREENBRIAR
                                                                                                                       GROUP
                                                                                                                   --------------
                                                                                                       PERIOD          PERIOD
                                                                       YEAR ENDED     YEAR ENDED     MARCH 17 -      JANUARY 1-
                                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     MARCH 16,
(Dollars in thousands, except per share data)                             1996           1995           1994            1994
                                                                      ------------   ------------   ------------   --------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)..................................................  $   19,626     $   11,460     $    7,486       $   (716)
NONCASH EXPENSES INCLUDED IN NET INCOME (LOSS):
  Depreciation and amortization......................................      18,689         13,714          8,366          1,111
  Minority interest..................................................         319             19             17             --
  Extraordinary item.................................................         511             --             --             --
  Gain on sale.......................................................          --         (2,412)            --             --
CASH PROVIDED BY (USED FOR) OPERATING ASSETS AND LIABILITIES:
  Restricted cash....................................................        (960)         1,000            150            575
  Other assets.......................................................      (1,579)          (381)         2,252           (682)
  Accounts payable and accrued expenses..............................       1,396         (1,583)         1,426         (2,114)
  Other liabilities..................................................       2,221            781         (2,043)         2,473
                                                                        ---------      ---------      ---------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES............................      40,223         22,598         17,654            647
                                                                        ---------      ---------      ---------        -------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Capital expenditures...............................................      (1,319)          (693)          (222)          (314)
  Acquisition of properties..........................................    (144,052)       (55,760)      (122,697)            --
  Construction in progress...........................................     (71,628)       (48,281)       (39,055)        (1,897)
  Proceeds from sale, net............................................          --         17,487             --             --
  Purchase of partnership interests from outside partners............          --             --        (27,456)            --
                                                                        ---------      ---------      ---------        -------
NET CASH (USED FOR) INVESTING ACTIVITIES.............................    (216,999)       (87,247)      (189,430)        (2,211)
                                                                        ---------      ---------      ---------        -------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from stock offerings, net of issuance costs...............     183,507         48,269        199,998             --
  Exercise of stock options..........................................         744             --             --             --
  Borrowings on notes payable........................................          --         77,200             --          2,688
  Deferred financing costs paid......................................          --         (4,218)        (3,655)        (1,570)
  Notes payable principal payments...................................        (480)          (299)           (90)          (564)
  Payoff of mortgage and construction notes payable..................         (21)       (40,010)       (79,940)            --
  Borrowings on construction notes payable...........................          21         16,992         23,018             --
  Borrowings on lines of credit......................................     174,200        118,061         56,051             --
  Repayments on lines of credit......................................    (155,700)      (136,525)       (10,687)            --
  Partner and minority interest distributions........................        (200)           (64)           (61)        (1,000)
  Dividends paid.....................................................     (26,052)       (17,778)        (9,466)            --
                                                                        ---------      ---------      ---------        -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES.................     176,019         61,628        175,168           (446)
                                                                        ---------      ---------      ---------        -------
Increase (decrease) in cash and cash equivalents.....................        (757)        (3,021)         3,392         (2,010)
Cash and cash equivalents, beginning of period.......................       1,677          4,698          1,306          3,316
                                                                        ---------      ---------      ---------        -------
Cash and cash equivalents, end of period.............................  $      920     $    1,677     $    4,698       $  1,306
                                                                        =========      =========      =========        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amount capitalized)...............................  $   14,292     $   11,042     $    4,984       $  1,964
                                                                        =========      =========      =========        =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Noncash charge to reflect carryover of historical basis of
    properties for continuing investors..............................  $       --     $       --     $   15,441       $     --
                                                                        =========      =========      =========        =======
  Noncash transfers of construction in progress......................  $   43,963     $   76,750     $    8,506       $     --
                                                                        =========      =========      =========        =======
  Assumption of notes payable by the Company.........................  $   27,868     $   10,651     $   22,459       $     --
                                                                        =========      =========      =========        =======
  Contribution of minority interest..................................  $    7,270     $       --     $       --       $    572
                                                                        =========      =========      =========        =======
  Dividends declared but not paid....................................  $    8,939     $    5,420     $    4,387       $     --
                                                                        =========      =========      =========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

  Organization, Initial Public Offering and Subsequent Offerings:

     Bay Apartment Communities, Inc. and its wholly-owned partnerships and subsidiaries (the "Company") was formed in 1978 to develop, lease and manage upscale apartment communities. Before March 17, 1994, the Company was a part of the Greenbriar Group which consisted of Bay Apartment Communities, Inc. and certain affiliated entities. The Greenbriar Group included one land parcel held for future development, 12 apartment communities transferred to the Company in the reorganization transactions and the partnerships that held 11 of these apartment communities. The Greenbriar Group became Bay Apartment Communities, Inc. as a result of certain reorganization transactions in connection with the sale of shares of common stock in an initial public offering. Also included in this reorganization was the combination of building and management affiliates into the Company. The Company is a self-administered and self-managed real estate investment trust ("REIT") which acquires, builds, owns and manages apartment communities primarily in Northern California. At December 31, 1996, the Company owned 34 apartment communities, comprised of 8,754 apartment homes. The Company's portfolio consisted of 31 apartment home communities in the San Francisco Bay Area and Northern California, and three in Orange County.

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

     In May, 1996, the Company issued 1,248,191 shares of common stock in a direct placement and 413,223 shares of common stock and 405,022 shares of Series B preferred stock in an underwritten offering and received approximately $49,481 in net proceeds. The proceeds were used to purchase three communities, Park Centre, Parkside Commons and Sunset Towers, and to repay borrowings on a secured credit facility. The Company's secured credit facilities were subsequently closed, resulting in the write-off of $511, representing unamortized loan and non-use fees, which was recorded as an extraordinary item. On August 5, 1996, the Company completed an underwritten public offering of 5,750,000 shares of common stock and received $134,026 in net proceeds. The net proceeds were used to purchase two apartment communities acquired after the closing of the offering, Channing Heights and Martinique Gardens, and to repay amounts borrowed under the Company's unsecured line of credit, including amounts borrowed to purchase four apartment communities acquired prior to the closing of the offering; Countrybrook, Larkspur Canyon (formerly Villa Marguerite), The Fountains, and Mill Creek. This offering, together with the May, 1996 offerings are collectively called the "1996 Offerings".

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned partnerships and subsidiaries. The accompanying consolidated financial statements also include the accounts of Bay Countrybrook L.P., a Delaware limited partnership (the "Partnership"). The general partner of the Partnership is a wholly-owned subsidiary of the Company, Bay GP, Inc., a Maryland corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Principles of Combination

     The accompanying combined statements of operations and cash flows for the period January 1 - March 16, 1994 of the Greenbriar Group have been presented as a combination of entities under common control. All significant inter-entity accounts and transactions have been eliminated in combination. The combined financial statements include the historical operations and cash flows for the Greenbriar Group from the date that each entity commenced operations.

  Bay Countrybrook L.P.

     In connection with the formation of the Partnership, 298,577 units of limited partnership interests ("Units") were issued to the existing partners of the contributor of the Countrybrook community. Under the terms of the limited partnership agreement, holders of Units have the right to require the Partnership to redeem their Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of Units in satisfaction of the Partnership's obligation to redeem the Units for cash. As of December 31, 1996, 3,812 Partnership Units have been converted into the Company's common stock.

  Operating Real Estate Assets

     Subsequent to occupancy, significant expenditures, generally exceeding $5 in 1996 and $1 in 1995 and 1994, which improve or extend the life of the asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during development and construction.

     Apartment homes available for occupancy are generally leased on a one year or less basis. Rental income and operating costs incurred during the initial lease-up period are fully recognized as they accrue.

  Capitalization of Costs During Development

     Cost capitalization during development of constructed assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset is delivered and a certificate of occupancy is issued. Cost capitalization during reconstruction of acquired assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when apartment homes are taken out of service for reconstruction and ends when the apartment home reconstruction is completed and placed in service.

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

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     No provision for federal and state income taxes has been made in the accompanying combined financial statements of the Greenbriar Group as the entities which made up the Greenbriar Group were organized in legal forms that require the individual owners to report their share of taxable profits or losses on their individual tax returns.

     The following summarizes the tax components of the Company's common dividends declared for the years ending December 31, 1996, 1995 and 1994:

                                                                % OF COMMON DIVIDENDS
                                                                    DECLARED FOR:
                                                              --------------------------
        TAX COMPONENT                                         1996       1995       1994
        ----------------------------------------------------  ----       ----       ----
        Ordinary income.....................................   81%        74%        66%
        Capital gain........................................   --         12%        --
        Non-taxable return of capital.......................   19%        14%        34%

     All of the dividends declared on the Series A preferred stock for the years ended December 31, 1996 and 1995 represented ordinary income for tax purposes. All dividends declared for the Series B preferred stock for the year ended December 31, 1996 represented ordinary income for tax purposes.

  Deferred Financing Costs

     Included in other assets, net are costs associated with obtaining debt financing and credit enhancements. Such costs are being amortized over the term of the associated debt or credit enhancement.

  Cash and Cash Equivalents

     Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Interest income amounted to $178 for the year ended December 31, 1996, $243 for the year ended December 31, 1995, $311 for the period March 17, 1994 - December 31, 1994 and $40 for the period January 1, 1994 - March 16, 1994.

  Restricted Cash

     Restricted cash at December 31, 1996 consists of replacement reserves related to the debt on the Barrington Hills, Crossbrook, Rivershore, Canyon Creek and Sea Ridge communities.

  Earnings per Common Share

     Earnings per share with respect to the Company for the years ended December 31, 1996 and 1995 and the period March 17 - December 31, 1994 is computed based upon the weighted average number of common shares outstanding during the period plus (in periods where they have a dilutive effect) the net additional number of shares which would be issuable upon the exercise of stock options assuming that the Company used the proceeds received to repurchase outstanding shares at market prices.

     Additionally, other potentially dilutive securities, which may not qualify as common stock equivalents, are considered when calculating earnings per share on a primary and fully diluted basis. No such securities were outstanding during the period March 17, 1994 - December 31, 1994 and the assumed conversion of such securities in 1995 and 1996 results in an antidilutive effect; therefore, earnings per share presentation on a primary and fully diluted basis is unnecessary. The weighted average number of shares outstanding utilized in the calculations are 15,126,242, 11,554,191 and 11,544,287 for the years ended December 31, 1996 and 1995 and the period March 17 - December 31, 1994, respectively. Earnings per share is net of the preferred stock dividend requirement for the period, which were $4,264 and $917, for the years ended December 31, 1996 and

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1995, respectively. No preferred stock was outstanding during the period March 17 - December 31, 1994. Historical per share data with respect to periods ending prior to the Initial Offering is not relevant since it is a presentation of the combined operations of partnerships and S Corporations.

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

  Concentration of Geographic Risk

     Primarily all of the Company's apartment communities are located in Northern California and most are located in the San Francisco Bay Area. This geographic concentration could expose the Company to a significant loss should one event affect the entire area such as an earthquake or other environmental event.

  Financial Instruments

     The Company enters into interest rate swap agreements (the "Swap Agreements"), with parties whose credit ratings by Standard and Poor's Ratings Group are AAA to limit the Company's exposure should interest rates rise above specified levels. The Swap Agreements are held for purposes other than trading. The amortization of the cost of the Swap Agreements is included in amortization expense. The remaining unamortized cost of the Swap Agreements is included in "Other assets, net" on the balance sheet.

  Accounting for Stock-based Compensation:

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans.

2.  INTEREST CAPITALIZED

     Interest costs associated with projects under development or reconstruction aggregating $2,567 and $3,641 for the years ended December 31, 1996 and 1995, respectively, and $2,096 during the period March 17, 1994 to December 31, 1994 have been capitalized. There was no interest capitalized for the period January 1, 1994 to March 16, 1994.

3.  OTHER ASSETS, NET

     Deferred financing costs which are included in other assets, net aggregated $10,185 and $11,373 at December 31, 1996 and 1995, respectively. Accumulated amortization related to deferred financing costs aggregated $2,918 and $3,000 at December 31, 1996 and 1995, respectively.

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  NOTES PAYABLE

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    TAX-EXEMPT VARIABLE RATE UNDER INTEREST RATE SWAPS:
    Foxchase (Phase I and II) and Fairway Glen are encumbered by first deeds of trust which collateralize three housing bond issues maturing November 1, 2007. The Company has entered
    into an interest rate swap agreement with a financial
    institution under which the interest rate is fixed until
    March, 2004 at a total of 5.88%, interest only. The bonds
    contain covenants which require 20% of the units to be leased or held available for lease to low or moderate income
    families.                                                        $ 35,980     $ 35,980

    Waterford and Villa Mariposa are encumbered by first deeds of trust which collateralize two housing bond issues. The
    Company has entered into an interest rate swap agreement with a financial institution under which the interest rate is
    fixed until March, 2004 at a total of 5.88%, interest only.
    Such bonds require monthly payments of interest only and
    mature on August 1, 2014 and March 1, 2017, respectively. The bonds contain covenants which require 20% of the units to be leased or held available for lease to low or moderate income
    families.                                                          51,400       51,400
    Barrington Hills is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48%,
    including the amortization of deferred financing costs. The bonds contain covenants which require 20% of the units to be leased or held available for lease to low or moderate income
    families.                                                          13,338       13,482

    Crossbrook is encumbered by a first deed of trust which
    collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48%,
    including the amortization of deferred financing costs. The bonds contain covenants which require 20% of the units to be leased or held available for lease to low or moderate income
    families.                                                           8,579        8,667

    Rivershore is encumbered by a first deed of trust which
    collateralizes housing bond issues maturing November 15,
    2022, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain covenants which require 20% of the units to be leased or held available for lease to low or moderate income
    families.                                                          10,445       10,572

    Canyon Creek is encumbered by a first deed of trust which
    collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48%,
    including the amortization of deferred financing costs. The bonds contain convenants which require 20% of the units to be
    leased or held available for lease to low income families.         38,800       38,800

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Sea Ridge is encumbered by a first deed of trust which
    collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June, 2010 at an effective rate of 6.48%,
    including the amortization of deferred financing costs. The bonds contain convenants which require 20% of the units to be
    leased or held available for lease to low income families.         17,600       17,600
                                                                     --------     --------
         Subtotal                                                     176,142      176,501
                                                                     --------     --------
    TAX-EXEMPT FIXED RATE:
    Countrybrook is encumbered by a first deed of trust which
    collateralizes housing bond issues maturing March 1, 2012, partially amortizing over the term. The interest rate on the bonds is fixed until April, 2002 at an effective interest
    rate of 7.87%, including the amortization of deferred
    financing costs. The bonds contain covenants which require
    20% of the units to be leased or held available for lease to
    low or moderate income families.                                   20,111           --
                                                                     --------     --------
         Subtotal                                                      20,111           --
                                                                     --------     --------
    TAX-EXEMPT VARIABLE RATE:
    City Heights is encumbered by a first deed of trust which
    collateralizes housing bond issues maturing March 1, 2018.
    Interest only payments are required monthly at a variable
    rate set weekly by the remarketing agent (6.50% and 6.81% at
    December 31, 1996 and 1995, respectively, including the
    amortization of deferred financing costs). The bonds contain convenants which require 20% of the units to be leased or
    held available for lease to low income families. The bonds have been placed with an institutional investor who has the right to require the Company to repurchase the bonds by
    August 15, 1997. The Company has the current right to
    repurchase the bonds at its option at which time the Company
    plans to reissue the bonds.                                        20,800       20,800

    Larkspur Canyon is encumbered by a first deed of trust which collateralizes housing bond issues maturing March 1, 2023.
    Interest only payments are required monthly at a variable
    rate set weekly by the remarketing agent (5.90% at December
    31, 1996 including the amortization of deferred financing
    costs). The bond payments are secured by a $7,823 irrevocable direct pay letter of credit. The bonds contain covenants
    which require 20% of the units to be leased or held available
    for lease to low or moderate income families.                       7,635           --
                                                                     --------     --------
         Subtotal                                                      28,435       20,800

    CONSTRUCTION NOTE PAYABLE:
    Construction note payable with an aggregate amount available of $25,500 bearing interest at LIBOR plus 2.15%. This note was collateralized by a first deed of trust on the Rosewalk
    community. This note was paid down in October, 1996.                   --           --
                                                                     --------     --------
         Subtotal                                                          --           --
                                                                     --------     --------

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    CREDIT LINES:
    Line of credit with an aggregate amount available of $80,000 maturing December, 1996 and collateralized by the Sommerset and Regatta Bay communities. This line bears interest at the
    30-day LIBOR rate plus 2.25%. Interest only payments are
    required monthly. Based on the assets pledged as collateral, there was $18,062 available under this line at December 31,
    1995. This line was closed in May, 1996.                               --           --

    Line of credit with an aggregate amount available of $47,000 maturing December, 1997 and collateralized by the Hampton
    Place and Carriage Square communities. This line bears
    interest at the prime rate or various LIBOR rates plus 1.60%.
    This line of credit was closed in May, 1996.                           --       30,500

    Unsecured line of credit with an aggregate amount available of $200,000 maturing May, 1999. This line bears interest at
    various LIBOR rates plus 1.55%.                                    49,000           --
                                                                     --------     --------
         Subtotal                                                      49,000       30,500
                                                                     --------     --------
              Total Notes Payable                                    $273,688     $227,801
                                                                     ========     ========

     Principal payments on outstanding notes payable as of December 31, 1996 are due as follows:

                1997..............................................  $ 21,831
                1998..............................................     1,395
                1999..............................................    50,499
                2000..............................................     1,611
                2001..............................................     1,732
                Thereafter........................................   196,620
                                                                    --------
                                                                    $273,688
                                                                    ========

5.  FINANCIAL INSTRUMENTS

     The Company uses swap agreements to reduce the impact of interest rate fluctuations. As of December 31, 1996, the Company had swap agreements as follows:

     - $87,380 in notional amount based on the actual rate of the underlying bonds and maturing in March, 2004. The interest rate is fixed at 4.40% with a total interest cost of 5.88%, exclusive of deferred financing costs.

     - $88,762 in notional amount based on the PSA Municipal Swap Index maturing in June, 2010. The weighted average interest rate is 5.41%, with an all-in interest cost of 6.48%. The interest rate index used in the interest rate swap is not identical to the interest rate on the underlying bonds; however, management believes that it is unlikely that the rate on the underlying bonds will be significantly higher than the index the swap is based on and that the swap effectively fixes the interest rate.

     The effect of the swap agreements is to fix $176,142 of the Company's debt at an average interest rate of 6.18% with an average maturity of over 10 years.

     The Company had an interest rate cap agreement on tax-exempt debt based on the J.J. Kenny Index with a face amount of $13,620 that matured in March, 1996.

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The off-balance-sheet risk in these contracts involves the risk of a counterparty not performing under the terms of the contract. The counterparties to these contracts are major financial institutions with AAA credit ratings by Standard and Poor's. The Company monitors the credit ratings of counterparties and the level of contracts entered into with any one party. Therefore, the Company believes the likelihood of realizing material losses from counterparty nonperformance is remote.

     Cash and cash equivalent balances are held with various financial institutions and may at times exceed the applicable Federal Deposit Insurance Corporation limit. The Company monitors credit ratings of these financial institutions and the concentration of cash and cash equivalent balances with any one financial institution and believes the likelihood of realizing material losses from the excess of cash and cash equivalent balances over insurance limits is remote.

     The following estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     - Cash equivalents, rents receivable, accounts payable and accrued expenses, and other liabilities are carried at amounts which reasonably approximate their fair values.

     - Notes payable with an aggregate carrying value of $49,000 and $30,500 had an estimated aggregate fair value of $49,000 and $30,500 at December 31, 1996 and 1995, respectively.

     - Bond indebtedness with an aggregate carrying value of $224,688 and $197,301 had an estimated aggregate fair value of $222,988 and $198,444 at December 31, 1996 and 1995, respectively. Estimated fair value of these instruments is based on the market value of related financial instruments as determined by outside parties at December 31, 1996 and 1995.

     Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly effect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair value may differ significantly from the amounts presented herein.

6.  NONMONETARY TRANSACTIONS

     In July, 1996, as part of the purchase of the Countrybrook community, the Company assumed $20,233 of the seller's tax-exempt bond debt secured by the property. These tax-exempt bonds have an all-inclusive fixed interest rate of 7.87% through April, 2002 and the bonds mature in March, 2012. Also in connection with the purchase of the Countrybrook community, the Company paid the seller approximately $7,270 by issuing 298,577 Units of a special purpose limited partnership, Bay Countrybrook L.P., formed by the Company.

     In July, 1996, the Company assumed $7,635 of tax-exempt bond debt as part of the purchase of the Larkspur Canyon community. These bonds currently float in a seven-day put bond mode with a variable interest rate (5.90% all-inclusive rate as of December 31, 1996) maturing in March, 2023.

7.  ISSUANCE OF STOCK

     In October, 1995, the Company sold 2,308,800 shares of Series A preferred stock for $21.325 per share and received net proceeds of $48,269. The shares generally have no voting rights and pay a dividend of 103% of the dividend paid on common stock. The dividend is cumulative to the extent declared. These shares are not generally convertible into common shares until October, 1999; thereafter, the conversion (on a share-for-share

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

basis) may occur at the holder's discretion subject to certain limitations. All the Series A preferred stock must be converted into common shares by October, 2006.

     In May, 1996, the Company sold 405,022 shares of Series B preferred stock for $24.69 per share and received net proceeds of $9,799. The Series B preferred stock has substantially the same dividend, voting and conversion terms as the Series A preferred stock. The holders of the Series B preferred stock have registration rights for the shares of common stock issuable upon conversion of the Series B preferred stock.

     Also in May, 1996, the Company sold 1,248,191 shares of common stock in a direct placement at a price of $24.44 per share, which reflected a 1% discount from the average closing price of the common stock during the 10 trading days immediately preceding May 2, 1996, the last trading day prior to the date on which the sale was priced. The Company also sold 413,223 shares of common stock (together with the 405,022 shares of Series B preferred stock described above) in an underwritten offering at a price of $24.20 per share. The Company received net proceeds of $39,682 from these offerings.

     In August, 1996, the Company sold in an underwritten public offering 5,750,000 shares of common stock (including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at a price of $24.75 per share. The net cash proceeds from the sale, approximately $134,026, were used to purchase two apartment communities, Channing Heights and Martinique Gardens, and to repay borrowings under the Company's unsecured line of credit, including amounts borrowed to purchase four apartment communities acquired prior to the closing of the August, 1996 offering (Countrybrook, Larkspur Canyon, The Fountains and Mill Creek).

     In November, 1996, the Company established the Bay Apartment Communities, Inc. Dividend Reinvestment and Stock Purchase Plan (the "Reinvestment Plan"). One million shares of common stock are reserved for issuance under the Reinvestment Plan that provides a convenient and economical method by which shareholders may increase their ownership of the Company's common stock without generally paying brokerage commissions, fees or service charges.

     All holders of record of shares of the Company's common stock and preferred stock are eligible to participate in the Reinvestment Plan. As a participant in the Reinvestment Plan, shareholders may elect:

     - to have all or a portion of their cash dividends automatically reinvested in additional shares of common stock;

     - to invest optional cash payments in additional shares of common stock; or

     - to both reinvest cash dividends and invest optional cash payments in additional shares of common stock.

     An important feature of the Reinvestment Plan is that shares of common stock acquired with reinvested dividends or optional cash payments may be purchased either directly from the Company or on the open market, as determined by Bay's Board of Directors. Shares acquired directly from the Company will be purchased at 97% of the closing price of the common stock on the New York Stock Exchange on a date determined under the Reinvestment Plan. The purchase price for shares acquired on the open market will be the weighted average price paid by the Reinvestment Plan administrator for all shares purchased for participants in the Reinvestment Plan on a date determined under the Reinvestment Plan. No shares were issued under the Reinvestment Plan during 1996.

8.  RELATED PARTY TRANSACTIONS

     The Company shares office space and related administrative expenses with certain affiliated entities. The Company has entered into an agreement with these affiliates to share all costs not specifically identified.

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Administrative expenses are allocated between the Company and the affiliates in accordance with a formula based on an analysis of labor costs incurred. Such costs charged to and collected from the affiliated entities were $154 and $202 for the years ended December 31, 1996 and 1995, respectively, and $286 in the period March 17 - December 31, 1994.

     Prior to March 17, 1994, certain properties were managed by an affiliate of the Greenbriar Group, for fees ranging from 3% to 6% of defined gross income. These fees were terminated as a result of the Initial Offering.

9.  CONTINGENCIES

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

10.  RENTAL EXPENSES

     Rental expenses include amounts incurred for repair and maintenance aggregating $3,510 and $2,121 for the years ended December 31, 1996 and 1995, $1,277 for the period March 17, through December 31, 1994 and $436 for the period January 1, through March 16, 1994.

11.  STOCK INCENTIVE PLAN AND EMPLOYEE BENEFIT PLANS

     The Company has established the Bay Apartment Communities, Inc. 1994 Stock Incentive Plan, as amended and restated (the "1994 Stock Plan"), for the purpose of encouraging and enabling the Company's officers, employees and directors to acquire a proprietary interest in the Company. The 1994 Stock Plan provides for administration by the Compensation Committee of the Board of Directors. A maximum of 1,520,000 common shares have been reserved for issuance under the 1994 Stock Plan. The 1994 Stock Plan authorized (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify and (iii) grants of shares contingent upon the attainment of performance goals or subject to other restrictions.

     Options granted to date under the 1994 Stock Plan vest ratably over four years for employees and after one year for non-employee directors. Restricted shares granted to date to employees under the 1994 Stock Plan vest over five years.

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Activity in stock options are as follows:

                                                        NUMBER OF SHARES         OPTION PRICE
                                                        ----------------       ----------------
    Issued............................................       396,600            $18.00 - $20.50
    Options cancelled.................................       (28,400)
    Options exercised.................................            --
                                                             -------
    Outstanding, December 31, 1994....................       368,200
    Issued............................................       325,900            $18.38 - $20.00
    Options cancelled.................................      (130,350)
    Options exercised.................................            --
                                                             -------
    Outstanding, December 31, 1995....................       563,750
    Issued............................................       229,100            $23.38 - $27.75
    Options cancelled.................................       (32,500)
    Options exercised.................................       (37,475)
                                                             -------
    Outstanding December 31, 1996.....................       722,875
                                                             =======

     The following table summarizes information concerning currently outstanding and exercisable options:

                             OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
-----------------------------------------------------------------------------     ------------------------------
                   NUMBER OUTSTANDING     WEIGHTED AVERAGE        WEIGHTED                           WEIGHTED
                         AS OF               REMAINING            AVERAGE           NUMBER           AVERAGE
EXERCISE PRICE     DECEMBER 31, 1996      CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
--------------     ------------------     ----------------     --------------     -----------     --------------
   $ 18.000                   --                  --              $ 18.000               --          $     --
   $ 18.375               90,000                8.33                18.375           22,500            18.375
   $ 19.250                9,000                8.53                19.250            9,000            19.250
   $ 19.625               80,850                8.64                19.625           20,213            19.625
   $ 19.750                   --                  --                19.750               --                --
   $ 20.000              207,425                7.28                20.000          103,713            20.000
   $ 20.000              100,000                8.94                20.000           25,000            20.000
   $ 20.500                9,000                7.36                20.500            9,000            20.500
   $ 23.375               55,000                9.16                23.375               --                --
   $ 25.375               25,000                9.55                25.375               --                --
   $ 25.375               20,000                9.42                25.375               --                --
   $ 27.750              126,600                9.74                27.750               --                --
                         -------                ----               -------          -------           -------
                         722,875                8.52              $ 21.700          189,426          $ 19.760
                         =======                ====               =======          =======           =======

     At December 31, 1996 and 1995, there were 189,426 and 80,588, respectively, options exercisable.

     The number of shares available for granting options was 786,125 and 99,104 at December 31, 1996 and 1995, respectively.

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $325 or $.02 per share for the year ended December 31, 1996, and approximately $192 or

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

$.01 per share for the year ended December 31, 1995. The fair value of the options granted during 1996 is estimated as $2.23 to $3.59 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.16% to 7.23%, volatility of 20.18%, risk free interest rates of 5.18% to 6.67%, actual forfeitures, and an expected life of approximately 4 years. The fair value of the options granted during 1995 is estimated as $1.65 to $2.06 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8.16% to 8.98%, volatility of 20.18%, risk free interest rates of 5.67% to 7.34%, actual forfeitures, and an expected life of approximately 4 years.

     Effective February 1, 1990, the Company implemented the Bay Apartment Communities, Inc. Savings and Retirement Plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of 30 days of continuous service with the Company. Each participant may contribute on a pretax basis between 1% and 15% of such participant's compensation. The Company makes matching contributions on the participant's behalf up to 25%, but not more than the lesser of 6% of the participant's compensation or $1, of the participant's annual contribution. The Company made contributions of approximately $68, $15 and $27 to the plan for the years ended December 31, 1996, 1995 and 1994, respectively.

     In October, 1996, the Company adopted the Bay Apartment Communities, Inc. 1996 Non-Qualified Employee Stock Purchase Plan (the "Plan"). One million shares of common stock are reserved for issuance under the plan. The primary purpose of the Plan is to encourage common stock ownership by eligible directors and employees (i.e., "Participants") in the belief that such ownership will increase each Participant's interest in the success of the Company. Generally, Participants may elect to participate in the Plan at six month periods beginning each January 1 and July 1. Participation in the Plan entitles each Participant to purchase common stock at a price which is equal to the lesser of 85% of the closing price for a share of stock on the first day of such period or 85% of the closing price on the last day of such period. No shares were issued under the Plan during 1996.

12.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma financial information has been prepared as if the 1995 Offering, the 1996 Offerings, the acquisition of apartment communities in 1995 and 1996, the sale of the apartment community in 1995, and the related financing activity had occurred on January 1, 1995. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the actual results of operations of the Company had the events occurred as of January 1, 1995, nor does it purport to represent the results of operations for future periods. The effect of the gain on sale of real estate and extraordinary item recognized in the Company's historical financial statements is not included in the pro forma financial and operating data.

                                                         PRO FORMA             PRO FORMA
                                                        YEAR ENDED            YEAR ENDED
                                                     DECEMBER 31, 1996     DECEMBER 31, 1995
                                                     -----------------     -----------------
        Revenue....................................     $    94,220           $    83,134
        Earnings available to common shares........     $    24,892           $    20,467
        Earnings available per common share........     $      1.07           $       .84
        Common shares outstanding..................      19,007,988            19,007,988

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13.  QUARTERLY FINANCIAL INFORMATION STATEMENTS (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                     YEAR ENDED DECEMBER 31, 1996
                                              -------------------------------------------
                                               FIRST      SECOND       THIRD      FOURTH
                                              -------     -------     -------     -------
        Revenue.............................  $16,472     $18,393     $23,050     $24,675
        Income before extraordinary item....  $ 3,195     $ 4,083     $ 5,845     $ 7,014
        Extraordinary item..................  $    --     $  (511)    $    --     $    --
        Net income..........................  $ 3,195     $ 3,572     $ 5,845     $ 7,014
        Earnings per common share...........  $   .19     $   .20     $   .28     $   .31

                                                     YEAR ENDED DECEMBER 31, 1995
                                              -------------------------------------------
                                               FIRST      SECOND       THIRD      FOURTH
                                              -------     -------     -------     -------
        Revenue.............................  $11,850     $12,847     $13,624     $15,200
        Income from operations..............  $ 1,920     $ 2,007     $ 2,121     $ 3,000
        Gain on sale........................  $    --     $ 2,412     $    --     $    --
        Net income..........................  $ 1,920     $ 4,419     $ 2,121     $ 3,000
        Earnings per common share...........  $   .17     $   .38     $   .18     $   .18

                                                     YEAR ENDED DECEMBER 31, 1994
                                              -------------------------------------------
                                              FIRST*      SECOND       THIRD      FOURTH
                                              -------     -------     -------     -------
        Revenue.............................  $ 6,635     $ 8,990     $10,516     $11,027
        Net income (loss)...................  $  (320)    $ 2,380     $ 2,296     $ 2,414
        Earnings per common share...........      N/A     $   .21     $   .20     $   .21

---------------
* Includes results of the Greenbriar Group from January 1 - March 16, 1994.

14.  SUBSEQUENT EVENTS

     In January, 1997, the Company purchased the Rancho Penasquitos apartment community for $10,782. The community contains 176 apartment homes and is located in San Diego, California.

     Also in January, 1997, the Company sold in an underwritten public offering 1,400,000 shares of common stock at a price of $37.125 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $49,271. The net proceeds were used to repay borrowings under the Company's unsecured line of credit, which were used to fund the acquisition and development of additional apartment communities, including the Rancho Penasquitos acquisition.

     Construction on the Rosewalk community was completed during January, 1997 and operations at the community were stabilized during February, 1997.

     In February, 1997, the Company acquired the 7.44 acre site on The Alameda for $4,952. The Company is also under contract to purchase a 1.43 acre parcel adjacent to this site for $1,500. Upon the purchase of this adjacent site, the Company plans to build a development, Paseo Alameda, comprising 305 apartment homes and approximately 15,000 square feet of retail space.

     As of March 7, 1997, the Company had issued an additional 6,099 shares of common stock and cash in the amount of $28 to Limited Partners of Bay Countrybrook L.P. who had requested redemption of their 6,861 partnership units.

                                  SCHEDULE III

                        BAY APARTMENT COMMUNITIES, INC.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                                            GROSS AMOUNT AT WHICH
                                                                                                             CARRIED AT CLOSE OF
                                                               INITIAL COSTS                   COSTS                PERIOD
                                                    ------------------------------------    CAPITALIZED    ------------------------
                                                                                FURNITURE   SUBSEQUENT
                                      RELATED                   BUILDING AND      AND           TO                     BUILDING AND
           APARTMENTS               ENCUMBRANCES      LAND      IMPROVEMENTS    FIXTURES    ACQUISITION      LAND      IMPROVEMENTS
---------------------------------   ------------    --------    ------------    --------    -----------    --------    ------------
Fairway Glen, San Jose...........     $  9,580      $  2,159      $  6,125      $    367      $   408      $  2,209      $  6,339
Foxchase, San Jose...............       26,400         7,019        17,975         1,129        3,419         7,609        20,328
Glen Creek, Morgan Hill(a).......           --         1,671         7,425           359          523         1,738         7,774
San Marino, San Jose(a)..........           --         2,415        12,117           626        4,701         3,068        15,827
Villa Mariposa, Mountain View....       18,300         4,518        11,831           864        4,262         5,288        14,827
Waterford, Hayward...............       33,100         6,785        25,838         1,729        7,467         8,116        31,157
Willow Creek, Fremont(a).........           --         2,098         9,333           568        5,675         3,131        13,909
Alicante, Fremont(a).............           --         2,540        13,130           328         (160)        2,542        12,945
Hampton Place, Fremont...........           --         7,427        28,269         1,044         (644)        7,427        27,609
Barrington Hills, Hayward........       13,338         3,046        11,646           805          147         3,046        11,700
Regatta Bay, Foster City.........           --         4,182        15,255         1,050        3,044         4,182        18,097
Sommerset, Vacaville.............           --         1,337         5,087           337           20         1,337         5,102
Hacienda Gardens,
 Pleasanton(a)...................           --         6,991        25,439         1,758          440         6,991        25,752
Village Square, San
 Francisco(a)....................           --         3,827         8,312           613          243         3,827         8,515
Reflections, Fresno(a)...........           --         2,595        14,813           916        1,295         2,595        16,058
Blairmore, Rancho Cordova(a).....           --         1,983         7,110           479          961         1,983         7,947
Crossbrook, Rohnert Park.........        8,579         3,280         9,049           642          888         3,280         9,854
Carriage Square, San Jose........           --         8,913        26,638         1,151          236         8,913        26,864
Canyon Creek, Campbell...........       38,800         6,096        28,137         1,446          106         6,096        28,235
Sea Ridge, Pacifica..............       17,600         2,942        13,753           899          180         2,942        13,863
Rivershore, Bay Point............       10,445         3,152         9,479           668          986         3,152        10,212
City Heights, San Francisco......       20,800         2,389        12,636           757          679         2,389        13,310
Promenade, Sunnyvale.............           --         5,372        11,967           878          780         5,372        12,743
The Pointe, Fairfield............           --         3,058        14,136           870          407         3,057        14,541
Park Centre, Union City..........           --         2,716         8,147           549        1,441         2,716         9,586
Parkside Commons, Sunnyvale......           --        10,684        13,598         1,228           37        10,684        13,635
Larkspur Canyon, Mission Viejo...        7,635         2,889         6,740           487          (63)        2,889         6,677
Sunset Towers, San Francisco.....           --         3,561        19,623         1,173          283         3,561        19,902
Rosewalk, San Jose...............           --            --            --            --       18,562            --        17,909
Countrybrook, San Jose...........       20,111        10,967        16,451         1,387          715        11,027        17,090
Fountains, San Jose..............           --         9,026        17,521         1,343          101         9,026        17,614
Mill Creek, Costa Mesa...........           --         4,165        12,496           843          233         4,165        12,727
Channing Heights, San Rafael.....           --         3,494        20,198         1,178          256         3,494        20,452
Martinique Gardens, Costa Mesa...           --         4,402         2,698           359         (189)        4,425         2,483
Miscellaneous investments........           --            --            --           729        1,733            --            --
Construction in progress.........           --            --            --            --           --            --            --
                                      --------      --------      --------       -------      -------      --------      --------
                                      $224,688      $147,699      $462,972      $ 29,559      $59,172      $152,277      $511,583
                                      ========      ========      ========       =======      =======      ========      ========


                                   FURNITURE
                                     AND                   ACCUMULATED     CONSTRUCTION      DATE      DEPRECIABLE
           APARTMENTS              FIXTURES     TOTAL      DEPRECIATION     COMPLETION     ACQUIRED    LIVES YEARS
---------------------------------  --------    --------    ------------    ------------    ---------   ------------
Fairway Glen, San Jose...........  $    511    $  9,059      $   (650)         1986          1986        5-30 Years
Foxchase, San Jose...............     1,605      29,542        (2,621)       1986/87        1986/87      5-30 Years
Glen Creek, Morgan Hill(a).......       466       9,978        (1,836)         1989          1989        5-30 Years
San Marino, San Jose(a)..........       964      19,859        (1,735)       1984/88        1984/88      5-30 Years
Villa Mariposa, Mountain View....     1,360      21,475        (3,867)         1986          1986        5-30 Years
Waterford, Hayward...............     2,546      41,819        (9,346)       1985/86        1985/86      5-30 Years
Willow Creek, Fremont(a).........       634      17,674        (2,965)         1985          1985        5-30 Years
Alicante, Fremont(a).............       351      15,838        (2,711)         1992          1992        5-30 Years
Hampton Place, Fremont...........     1,060      36,096        (5,399)         1992          1992        5-30 Years
Barrington Hills, Hayward........       898      15,644        (1,422)         1986          1994        5-30 Years
Regatta Bay, Foster City.........     1,252      23,531        (1,953)         1973          1994        5-30 Years
Sommerset, Vacaville.............       342       6,781          (618)         1987          1994        5-30 Years
Hacienda Gardens,
 Pleasanton(a)...................     1,885      34,628        (3,086)         1988          1994        5-30 Years
Village Square, San
 Francisco(a)....................       653      12,995          (921)         1972          1994        5-30 Years
Reflections, Fresno(a)...........       966      19,619        (1,590)         1990          1994        5-30 Years
Blairmore, Rancho Cordova(a).....       603      10,533          (778)         1986          1994        5-30 Years
Crossbrook, Rohnert Park.........       725      13,859          (896)         1986          1994        5-30 Years
Carriage Square, San Jose........     1,161      36,938        (1,767)         1995          1995        5-30 Years
Canyon Creek, Campbell...........     1,454      35,785        (1,542)         1995          1995        5-30 Years
Sea Ridge, Pacifica..............       969      17,774          (722)         1971          1995        5-30 Years
Rivershore, Bay Point............       921      14,285          (719)         1986          1995        5-30 Years
City Heights, San Francisco......       762      16,461          (623)         1990          1995        5-30 Years
Promenade, Sunnyvale.............       882      18,997          (617)         1987          1995        5-30 Years
The Pointe, Fairfield............       873      18,471          (602)         1991          1995        5-30 Years
Park Centre, Union City..........       551      12,853          (215)         1973          1996        5-30 Years
Parkside Commons, Sunnyvale......     1,228      25,547          (395)         1991          1996        5-30 Years
Larkspur Canyon, Mission Viejo...       487      10,053          (117)         1984          1996        5-30 Years
Sunset Towers, San Francisco.....     1,177      24,640          (501)         1961          1996        5-30 Years
Rosewalk, San Jose...............       653      18,562          (122)         1997          1997        5-30 Years
Countrybrook, San Jose...........     1,403      29,520          (357)         1985          1996        5-30 Years
Fountains, San Jose..............     1,351      27,991          (337)         1990          1996        5-30 Years
Mill Creek, Costa Mesa...........       845      17,737          (234)         1973          1996        5-30 Years
Channing Heights, San Rafael.....     1,180      25,126          (340)         1973          1996        5-30 Years
Martinique Gardens, Costa Mesa...       362       7,270           (58)         1956          1996        5-30 Years
Miscellaneous investments........     2,462       2,462          (892)       1989-96        1989-96       5-7 Years
Construction in progress.........        --      50,945            --          N/A            N/A               N/A
                                    -------    --------       -------
                                   $ 35,542    $750,347      $(52,554)
                                    =======    ========       =======

---------------
(a) Pledged as collateral to guarantor of tax-exempt bonds.

                        BAY APARTMENT COMMUNITIES, INC.

                              NOTE TO SCHEDULE III
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

1.  RECONCILIATION OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION:

     The following table reconciles real estate assets and accumulated depreciation from January 1, 1994 to December 31, 1996:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1996           1995           1994
                                                         --------       --------       --------
Real estate assets:
  Balance at beginning of year.........................  $498,210       $398,333       $189,041*
  Sale of Larkspur Woods...............................        --        (15,508)            --
  Improvements and acquisitions for year...............   252,137        115,385             --
  Improvements January 1 - March 16, 1994..............        --             --          2,211*
  Purchase of partnership interests from outside
     partners..........................................        --             --         21,823
  Improvements and acquisitions March 17 - December 31,
     1994..............................................        --             --        185,258
                                                         --------       --------       --------
  Balance at end of year...............................  $750,347       $498,210       $398,333
                                                         ========       ========       ========
Accumulated depreciation:
  Balance at beginning of year.........................  $ 34,552       $ 22,550       $ 34,825*
  Sale of Larkspur Woods...............................        --           (434)            --
  Depreciation for year................................    18,002         12,436             --
  Depreciation January 1 - March 16, 1994..............        --             --          1,075*
  Depreciation March 17 - December 31, 1994............        --             --          7,527
  Charge to reflect carryover of historical basis of
     properties for continuing investors...............        --             --       (15,441)
  Charge to reflect carryover basis of those partners
     with positive capital accounts....................        --             --        (5,436)
                                                         --------       --------       --------
  Balance at end of year...............................  $ 52,554       $ 34,552       $ 22,550
                                                         ========       ========       ========

---------------
* The Greenbriar Group

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                         EXHIBITS
-----------
 3(i).1         Amended and Restated Articles of Incorporation of the Company.
                (Incorporated by reference to Exhibit 3(i).1 to Form 8-B of Bay Apartment
                Communities, Inc. dated June 8, 1995.)
 3(i).2         Forms of Articles Supplementary relating to the Series A Preferred Stock of the Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay Apartment Communities, Inc. dated September 25, 1995.)
 3(i).3         Articles Supplementary relating to the Series B Preferred Stock of the
                Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay
                Apartment Communities, Inc. dated May 6, 1996.)
 3(ii).1        Amended and Restated Bylaws of the Company. (Incorporated by reference to
                Exhibit 10.1 to Form 8-B of Bay Apartment Communities, Inc. dated June 8,
                1995.)
 4.1            Bay Apartment Communities, Inc. -- Dividend Reinvestment and Stock
                Purchase Plan dated November 22, 1996. (Incorporated by reference to Form
                S-3 of Bay Apartment Communities, Inc., File No. 333-16647.)
10.1            Interest Rate Swap Agreement. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of Bay Apartment Communities, Inc. dated May 13, 1994.)
10.2            Registration Rights Agreement between the Company and certain stockholders. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of
                Bay Apartment Communities, Inc. dated May 13, 1994.)
10.3            Employment Agreement between the Company and Gilbert M. Meyer.
                (Incorporated by reference to Exhibit 10.3 to Form 10-Q of Bay Apartment
                Communities, Inc. dated May 13, 1994.)
10.4            Employment Agreements between the Company and each of Geoffrey L. Baker and Morton L. Newman. (Incorporated by reference to Exhibit 10.4 to Form
                10-Q of Bay Apartment Communities, Inc. dated May 13, 1994.)
10.5            Registration Rights Agreement, dated as of September 15, 1995, by and between the Company and Purchaser. (Incorporated by reference to Exhibit
                4.1 to Form 8-K of Bay Apartment Communities, Inc. dated September 25,
                1995.)
10.6            Indemnification Agreements between the Company and the Directors and
                Officers of the Company. (Incorporated by reference to Exhibit 10.6 to
                Form 10-Q of Bay Apartment Communities, Inc. dated May 13, 1994.)
10.7            Umbrella Agreement, among the Company, certain subsidiaries of the
                Company, Citibank, N.A., as collateral agent, and Financial Guaranty
                Insurance Company. (Incorporated by reference to Exhibit 10.7 to Form 10-Q of Bay Apartment Communities, Inc. dated May 13, 1994.)
10.8            Cash Collateral Account, Security, Pledge and Assignment Agreement among the Company, certain subsidiaries of the Company, Citibank, N.A., as collateral agent, and Financial Guaranty Insurance Company. (Incorporated
                by reference to Exhibit 10.8 to Form 10-Q of Bay Apartment Communities,
                Inc. dated May 13, 1994.)
10.9            Reimbursement Agreements among certain subsidiaries of the Company,
                Citibank, N.A., as collateral agent, and Financial Guaranty Insurance
                Company. (Incorporated by reference to Exhibit 10.9 to Form 10-Q of Bay
                Apartment Communities, Inc. dated May 13, 1994.)

  EXHIBIT
  NUMBER                                         EXHIBITS
-----------
10.10           Guaranty Agreements by Bay Asset Group, Inc., a subsidiary of the Company, in favor of Citibank, N.A., as collateral agent for Financial Guaranty
                Insurance Company. (Incorporated by reference to Exhibit 10.10 to Form
                10-Q of Bay Apartment Communities, Inc. dated May 13, 1994.)
10.11           Limited Guaranty Agreements by certain subsidiaries of the Company in favor of Citibank, N.A., as collateral agent, and Financial Guaranty
                Insurance Company. (Incorporated by reference to Exhibit 10.11 to Form
                10-Q of Bay Apartment Communities, Inc. dated May 13, 1994.)
10.12           Pledge Agreement between Bay Asset Group, Inc., a subsidiary of the
                Company and Citibank, N.A., as collateral agent for Financial Guaranty
                Insurance Company. (Incorporated by reference to Exhibit 10.12 to Form
                10-Q of Bay Apartment Communities, Inc. dated May 13, 1994.)
10.13           First Deed of Trust and Security Agreement (Sommerset). (Incorporated by
                reference to Exhibit 10.15 to Form 10-Q of Bay Apartment Communities, Inc.
                dated May 13, 1994.)
10.14           First Deed of Trust and Security Agreement (Willow Creek). (Incorporated
                by reference to Exhibit 10.16 to Form 10-Q of Bay Apartment Communities,
                Inc. dated May 13, 1994.)
10.15           Office lease dated January 4, 1995. (Incorporated by reference to Exhibit
                10.21 to Form 10-Q of Bay Apartment Communities, Inc. dated May 10, 1995.)
10.16           Agreement and Plan of Merger. (Incorporated by reference to Exhibit 10.22 to Form 10-Q of Bay Apartment Communities, Inc. dated August 11, 1995.)
10.17           Master Reimbursement Agreement. (Incorporated by reference to Exhibit
                10.23 to Form 10-Q of Bay Apartment Communities, Inc. dated August 11,
                1995.)
10.18           ISDA Master Agreement (Interest rate swap agreement). (Incorporated by reference to Exhibit 10.24 to Form 10-Q of Bay Apartment Communities, Inc.
                dated August 11, 1995.)
10.19           Cash Collateral Pledge, Security and Custody Agreement. (Incorporated by
                reference to Exhibit 10.25 to Form 10-Q of Bay Apartment Communities, Inc.
                dated August 11, 1995.)
10.20           Series A Preferred Stock Purchase Agreement, dated as of September 15,
                1995, by and between the Registrant and the Purchaser. (Incorporated by reference to Exhibit 10.1 to Form 8-K of Bay Apartment Communities, Inc.
                dated September 25, 1995.)
10.21           Building loan agreement in the amount of $25,500,000 between the Company and Union Bank. (Incorporated by reference to Exhibit 10.26 to Form 10-K of Bay Apartment Communities, Inc. dated March 18, 1996.)
10.22           Credit agreement in the amount of $47,000,000 between the Company and
                Union Bank. (Incorporated by reference to Exhibit 10.27 to Form 10-K of
                Bay Apartment Communities, Inc. dated March 18, 1996.)
10.23           Employment Agreement between the Company and Max L. Gardner. (Incorporated by reference to Exhibit 10.28 to Form 10-K of Bay Apartment Communities,
                Inc. dated March 18, 1996.)
10.24           Series B Preferred Stock Purchase Agreement, dated as of May 6, 1996, by and between the Company and PaineWebber Incorporated. (Incorporated by
                reference to Exhibit 10.1 to Form 8-K of Bay Apartment Communities, Inc.
                dated May 6, 1996.)

  EXHIBIT
  NUMBER                                         EXHIBITS
-----------
10.25           Placement Agent Agreement, dated as of May 6, 1996, by and between the
                Company and PaineWebber Incorporated. (Incorporated by reference to
                Exhibit 10.2 to Form 8-K of Bay Apartment Communities, Inc. dated May 6,
                1996.)
10.26           Purchase and Sale Agreement and Escrow Instructions, dated as of March 22,
                1996, by and between K. Philip Hwang and C. Gemma Hwang and the Company.
                (Incorporated by reference to Exhibit 10.1 to Form 8-K/A of Bay Apartment
                Communities, Inc. dated May 23, 1996.)
10.27           Purchase and Sale Agreement and Escrow Instructions, dated as of April 24,
                1996, by and between TCR #706 Parkside Limited Partnership and the
                Company. (Incorporated by reference to Exhibit 10.2 to Form 8-K/A of Bay
                Apartment Communities, Inc. dated May 23, 1996.)
10.28           Purchase and Sale Agreement and Escrow Instructions, dated as of April 20,
                1996, by and between Consolidated Sunset Limited Partnership and the
                Company. (Incorporated by reference to Exhibit 10.3 to Form 8-K/A of Bay
                Apartment Communities, Inc. dated May 23, 1996.)
10.29           Revolving Loan Agreement, dated as of May 8, 1996, among the Company as
                Borrower, Union Bank of Switzerland (New York Branch) as Co-Agent and
                Bank, and Union Bank of Switzerland (New York Branch) as Administrative
                Agent. (Incorporated by reference to Exhibit 10.4 to Form 8-K/A of Bay
                Apartment Communities, Inc. dated May 23, 1996.)
10.30           Form of Agreement of Limited Partnership of Bay Countrybrook, L.P., by and
                among Bay GP, Inc., the Company and certain other defined Persons.
                (Incorporated by reference to Exhibit 10.5 to Form 8-K/A of Bay Apartment
                Communities, Inc. dated May 23, 1996.)
10.31           Agreement to Contribute, dated as of March 27, 1996, by and between the
                Countrybrook of Berryessa Associates and the Company. (Incorporated by
                reference to Exhibit 10.6 to Form 8-K/A of Bay Apartment Communities, Inc.
                dated May 23, 1996.)
10.32           Employment Agreement, dated June 19, 1996, between the Company and Jeffrey
                B. Van Horn. (Incorporated by reference to Exhibit 10.1 to Form 8-K of Bay
                Apartment Communities, Inc. dated January 21, 1997.)
10.33           Promissory Note, dated July 26, 1996, between the Company and Jeffrey B.
                Van Horn. (Incorporated by reference to Exhibit 10.2 to Form 8-K of Bay
                Apartment Communities, Inc. dated January 21, 1997.)
10.34           First Amendment to Agreement to Contribute between Countrybrook of
                Berryessa Associates and the Company, dated June 27, 1996.
10.35           Letter agreement dated August 30, 1996 amending the Revolving Loan
                Agreement, dated May 8, 1996, among the Company as Borrower, Union Bank of
                Switzerland (New York Branch) as Co-Agent and Bank, and Union Bank of
                Switzerland (New York Branch) as Administrative Agent. (Incorporated by
                reference to Exhibit 10.1 to Form 10-Q of Bay Apartment Communities, Inc.
                dated November 14, 1996.)
10.36           Bay Apartment Communities, Inc. -- 1994 Stock Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Form S-8 of
                Bay Apartment Communities, Inc. dated November 26, 1996, File No.
                333-16809.)
10.37           Bay Apartment Communities, Inc. -- 1996 Non-Qualified Employee Stock
                Purchase Plan dated November 26, 1996. (Incorporated by reference to
                Exhibit 99.1 to Form S-8 of Bay Apartment Communities, Inc., File No.
                333-16837.)

  EXHIBIT
  NUMBER                                         EXHIBITS
-----------
10.38           Bay Apartment Communities, Inc. -- 1996 Non-Qualified Employee Stock
                Purchase Plan -- Plan Information Statement dated November 26, 1996.
                (Incorporated by reference to Exhibit 99.2 to Form S-8 of Bay Apartment
                Communities, Inc., File No. 333-16837.)
21.1            Subsidiaries of the Company.
23.1            Consent of Coopers & Lybrand L.L.P.
27.1            Financial Data Schedule.