Form 10-Q
period 1997-03-31
BAY APARTMENT COMMUNITIES INC
filed 1997-05-15
CIK 915912

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 1-12672
                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days:

                                Yes [X]  No [ ]

                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             CLASS                           SHARES OUTSTANDING      DATE
    -------------------------------------------------------  ------------------   -----------
    Common, $.01 par value.................................      22,271,676       May 8, 1997

================================================================================

                        BAY APARTMENT COMMUNITIES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                        PAGE
                                                                                       ------
PART I -- FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited):
  Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996.............       1
  Consolidated Statements of Operations for the Quarters ended March 31, 1997 and
     1996............................................................................       2
  Consolidated Statements of Cash Flows for the Quarters ended March 31, 1997 and
     1996............................................................................       3
  Notes to Consolidated Financial Statements.........................................    4-11
Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................   12-19
PART II -- OTHER INFORMATION
Item 1: Legal Proceedings............................................................      20
Item 2: Changes in Securities........................................................      20
Item 3: Defaults Upon Senior Securities..............................................      20
Item 4: Submission of Matters to a Vote of Security Holders..........................      20
Item 5: Other Information............................................................      20
Item 6: Exhibits and Reports on Form 8-K.............................................   20-21
Signatures...........................................................................      22

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        BAY APARTMENT COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                       MARCH 31,      DECEMBER 31,
                                                                         1997            1996
                                                                      -----------     ------------
                                                                      (UNAUDITED)
(Dollars in thousands, except per share data)
ASSETS
Real estate assets:
  Land..............................................................   $ 159,730        $152,277
  Buildings and improvements........................................     531,394         511,583
  Furniture, fixtures and equipment.................................      37,298          35,542
                                                                        --------        --------
                                                                         728,422         699,402
  Less accumulated depreciation.....................................     (58,121)        (52,554)
                                                                        --------        --------
  Operating real estate assets......................................     670,301         646,848
  Construction in progress..........................................      60,804          50,945
                                                                        --------        --------
     Net real estate assets.........................................     731,105         697,793
Cash and cash equivalents...........................................       1,128             920
Restricted cash.....................................................       1,100             960
Other assets, net...................................................      15,882          12,236
                                                                        --------        --------
TOTAL ASSETS........................................................   $ 749,215        $711,909
                                                                        ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable.......................................................   $ 264,731        $273,688
Accounts payable and accrued expenses...............................       3,694           5,450
Dividends payable...................................................       9,540           8,939
Other liabilities...................................................       4,449           4,553
                                                                        --------        --------
TOTAL LIABILITIES...................................................     282,414         292,630
                                                                        --------        --------
Contingencies (Note 4)..............................................          --              --
                                                                        --------        --------
Minority interest...................................................       6,098           7,002
                                                                        --------        --------
Shareholders' equity:
  Preferred stock, $.01 par value; 25,000,000 shares authorized;
     2,308,800 shares of Series A outstanding at both March 31, 1997 and December 31, 1996; 405,022 shares of Series B outstanding
     at both March 31, 1997 and December 31, 1996...................          27              27
  Common stock, $.01 par value; 40,000,000 shares authorized;
     20,472,785 shares outstanding at March 31, 1997; 19,007,988
     shares outstanding at December 31, 1996........................         205             190
  Paid-in capital...................................................     485,904         435,723
  Dividends in excess of accumulated earnings.......................     (25,433)        (23,663)
                                                                        --------        --------
TOTAL SHAREHOLDERS' EQUITY..........................................     460,703         412,277
                                                                        --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................   $ 749,215        $711,909
                                                                        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    QUARTER ENDED     QUARTER ENDED
                                                                      MARCH 31,         MARCH 31,
                                                                        1997              1996
                                                                    -------------     -------------
(Dollars in thousands, except per share data)

Revenue:
  Rental..........................................................     $25,393           $16,094
  Other...........................................................         864               378
                                                                       -------           -------
          Total revenue...........................................      26,257            16,472
                                                                       -------           -------
Expenses:
  Property operating..............................................       5,971             3,737
  Property taxes..................................................       1,914             1,222
  General and administrative......................................       1,447               860
  Interest and financing..........................................       3,317             3,472
  Depreciation and amortization...................................       5,699             3,970
                                                                       -------           -------
          Total expenses..........................................      18,348            13,262
                                                                       -------           -------
Income before minority interest...................................       7,909             3,210
Minority interest.................................................        (138)              (15)
                                                                       -------           -------
Net income........................................................       7,771             3,195
Preferred dividend requirement....................................      (1,146)             (951)
                                                                       -------           -------
Earnings available to common shares...............................     $ 6,625           $ 2,244
                                                                       =======           =======
Earnings per common share:
  Income before minority interest.................................     $  0.34           $  0.19
  Minority interest...............................................       (0.01)               --
                                                                       -------           -------
  Earnings available to common shares.............................     $  0.33           $  0.19
                                                                       =======           =======
Dividends declared per common share...............................     $  0.41           $  0.40
                                                                       =======           =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     QUARTER ENDED   QUARTER ENDED
                                                                       MARCH 31,       MARCH 31,
                      (Dollars in thousands)                             1997            1996
                                                                     -------------   -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income.......................................................     $ 7,771         $ 3,195
NONCASH EXPENSES INCLUDED IN NET INCOME:
  Depreciation and amortization....................................       5,699           3,971
  Minority interest................................................         138              15
CASH PROVIDED BY (USED FOR) OPERATING ASSETS AND LIABILITIES:
  Restricted cash..................................................        (140)             --
  Other assets.....................................................      (3,778)         (1,827)
  Accounts payable and accrued expenses............................      (1,756)             76
  Other liabilities................................................        (104)            228
                                                                        -------          ------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........................       7,830           5,658
                                                                        -------          ------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Capital expenditures.............................................        (640)           (162)
  Acquisition of properties........................................     (20,562)           (376)
  Construction in progress.........................................     (17,677)         (6,492)
                                                                        -------          ------
NET CASH (USED FOR) INVESTING ACTIVITIES...........................     (38,879)         (7,030)
                                                                        -------          ------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from stock offerings, net of issuance costs.............      49,271              --
  Exercise of stock options........................................          80             181
  Deferred financing costs paid....................................          --              32
  Notes payable principal payments.................................        (157)            (88)
  Borrowings on construction notes payable.........................          --              20
  Borrowings on lines of credit....................................      36,500           8,764
  Repayments on lines of credit....................................     (45,300)         (2,564)
  Partner and minority interest distributions......................        (197)            (16)
  Dividends paid...................................................      (8,940)         (5,420)
                                                                        -------          ------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........................      31,257             909
                                                                        -------          ------
Increase (decrease) in cash and cash equivalents...................         208            (463)
Cash and cash equivalents, beginning of period.....................         920           1,677
                                                                        -------          ------
Cash and cash equivalents, end of period...........................     $ 1,128         $ 1,214
                                                                        =======          ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)..........................     $ 4,080         $ 3,736
                                                                        =======          ======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Noncash transfers of construction in progress....................     $ 7,818         $18,096
                                                                        =======          ======
  Dividends declared but not paid..................................     $ 9,540         $ 5,574
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

                        BAY APARTMENT COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

  Organization, Initial Public Offering and Subsequent Offerings

     Bay Apartment Communities, Inc. (the "Company") and its wholly-owned partnerships and subsidiaries were formed in 1978 to develop, lease and manage upscale apartment communities. Before March 17, 1994, the Company was a part of the Greenbriar Group which consisted of the Greenbriar Development Company and certain affiliated entities. The Greenbriar Group included one land parcel held for future development, 12 apartment communities transferred to the Company in the reorganization transactions and the partnerships that held 11 of these apartment communities. The Greenbriar Development Company became Bay Apartment Communities, Inc. as a result of certain reorganization transactions in connection with the sale of shares of common stock in an initial public offering. Also included in this reorganization was the combination of building and management affiliates into the Company. The Company is a self-administered and self-managed real estate investment trust ("REIT") which acquires, builds, owns and manages apartment communities primarily in Northern California. At March 31, 1997, the Company owned 36 apartment communities, of which 31 are in Northern California and five are in Southern California, comprising 9,187 apartment homes, and had three communities in Northern California under development.

     On March 17, 1994, the Company completed its initial public offering of 10,889,742 shares of common stock, and received $199,998 in net proceeds (the "Initial Offering"). The net proceeds were used to pay off mortgage debt, purchase five apartment communities, purchase outside partners' partnership interests, and pay debt origination costs (primarily legal fees). In October 1995, the Company issued 2,308,800 shares of Series A preferred stock receiving net proceeds of approximately $48,269. The proceeds were used to purchase land for future construction, pay off and close a construction loan and pay down debt on credit lines which were subsequently drawn on to purchase apartment communities.

     In May 1996, the Company issued 1,248,191 shares of common stock in a direct placement and 413,223 shares of common stock and 405,022 shares of Series B preferred stock in an underwritten offering and received $49,481 in net proceeds. The proceeds were used to purchase three communities, Parc Centre, Parkside Commons, and Sunset Towers, and to repay borrowings on a secured credit facility. The Company's secured credit facilities were subsequently closed, resulting in the write-off of $511, representing unamortized loan and non-use fees, which was recorded as an extraordinary item. On August 5, 1996, the Company completed an underwritten public offering of 5,750,000 shares of common stock and received $134,026 in net proceeds. The net proceeds were used to purchase two apartment communities, Crowne Ridge (formerly Channing Heights) and Martinique Gardens, and to repay amounts borrowed under the Company's unsecured line of credit, including amounts borrowed to purchase four apartment communities acquired prior to the closing of the offering; Countrybrook, Larkspur Canyon, The Fountains, and Mill Creek.

     In January 1997, the Company sold in an underwritten public offering 1,400,000 shares of common stock at a price of $37.125 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $49,271. The net proceeds were used to repay borrowings under the Company's unsecured line of credit, which were used to fund the acquisition and development of additional apartment communities, including the SummerWalk (formerly Rancho Penasquitos) acquisition.

     The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for

                        BAY APARTMENT COMMUNITIES, INC.

the period ended December 31, 1996. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the operating results for the full year. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods have been included.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned partnerships and subsidiaries. The accompanying consolidated financial statements also include the accounts of Bay Countrybrook L.P., a Delaware limited partnership (the "Countrybrook Partnership"). The general partner of the Countrybrook Partnership is a wholly-owned subsidiary of the Company, Bay GP, Inc., a Maryland corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

  Bay Countrybrook L.P.

     In connection with the formation of the Countrybrook Partnership, 298,577 units of limited partnership interests ("Units") were issued to the existing partners of the contributor of the Countrybrook community. Under the terms of the Countrybrook Partnership's Limited Partnership Agreement, holders of Units have the right to require the Countrybrook Partnership to redeem their Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of Units in satisfaction of the Countrybrook Partnership's obligation to redeem the Units for cash. Countrybrook Partnership Units converted into the Company's common stock aggregated 38,486 and 3,812 as of March 31, 1997 and December 31, 1996, respectively. Countrybrook Partnership Units redeemed for cash aggregated 762 as of March 31, 1997. No Countrybrook Partnership Units were redeemed for cash as of December 31, 1996.

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

                        BAY APARTMENT COMMUNITIES, INC.

depreciated using the straight-line method over their estimated useful lives, which range from five to seven years.

  Income Taxes

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the "Code"). A corporate REIT is a legal entity which holds real estate interests and through certain levels of payments of dividends to shareholders and other criteria, is permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. As a result, the Company will not be subject to federal and state income taxation at the corporate level if certain requirements are met. Accordingly, no provision for federal and state income taxes has been made.

  Deferred Financing Costs

     Included in other assets, net are costs associated with obtaining debt financing and credit enhancements. Such costs are being amortized over the term of the associated debt or credit enhancement.

  Cash and Cash Equivalents

     Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Interest income amounted to $104 and $50 for the quarters ended March 31, 1997 and 1996, respectively.

  Restricted Cash

     Restricted cash at March 31, 1997 and December 31, 1996 consists of replacement reserves related to the debt on the Barrington Hills, Crossbrook, Rivershore, Canyon Creek and Sea Ridge communities.

  Earnings per Common Share

     Earnings per share with respect to the Company for the quarters ended March 31, 1997 and 1996 is computed based upon the weighted average number of common shares outstanding during the period plus (in periods where they have a dilutive effect) the net additional number of shares which would be issuable upon the exercise of stock options assuming that the Company used the proceeds received to repurchase outstanding shares at market prices.

     Additionally, other potentially dilutive securities, which may not qualify as common stock equivalents, are considered when calculating earnings per share on a primary and fully diluted basis. The assumed conversion of such securities during the quarters ended March 31, 1997 and 1996, results in an antidilutive effect; therefore, earnings per share presentation on a primary and fully diluted basis is unnecessary. The weighted average number of shares outstanding utilized in the calculations are 20,277,531 and 11,660,268 for the quarters ended March 31, 1997 and 1996, respectively. Earnings per share is net of the preferred stock dividend requirement for the period, which were $1,146 and $951 for the quarters ended March 31, 1997 and 1996, respectively.

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

                        BAY APARTMENT COMMUNITIES, INC.

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

  Accounting for Stock-based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans.

  Newly Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" and No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128, established standards for computing and presenting earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS No. 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997 and accordingly, management has not determined the impact on the Company's financial statements for the quarter ended March 31, 1997.

2.  INTEREST CAPITALIZED

     Interest costs associated with projects under development or reconstruction aggregating $1,025 and $314 for the quarters ended March 31, 1997 and 1996, respectively, have been capitalized.

                        BAY APARTMENT COMMUNITIES, INC.

3.  NOTES PAYABLE

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1997            1996
                                                                       ---------     ------------
TAX-EXEMPT VARIABLE RATE UNDER INTEREST RATE SWAPS:

Foxchase (Phase I and II) and Fairway Glen are encumbered by first deeds of trust which collateralize three housing bond issues maturing
November 1, 2007. The Company has entered into an interest rate swap agreement with a financial institution under which the interest rate is fixed until March 2004 at an effective rate of 5.88%. Such Bonds require monthly payments of interest only. The bonds contain covenants which require 20% of the apartment homes to be leased or
held available for lease to low or moderate income families..........  $  35,980       $ 35,980

Waterford and Villa Mariposa are encumbered by first deeds of trust which collateralize two housing bond issues. The Company has entered into an interest rate swap agreement with a financial institution under which the interest rate is fixed until March 2004 at an effective rate of 5.88%. Such bonds require monthly payments of interest only and mature on August 1, 2014 and March 1, 2017, respectively. The bonds contain covenants which require 20% of the apartment homes to be leased or held available for lease to low or
moderate income families.............................................     51,400         51,400
Barrington Hills is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June
2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain covenants which require
20% of the apartment homes to be leased or held available for lease
to low or moderate income families...................................     13,301         13,338

Crossbrook is encumbered by a first deed of trust which
collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June
2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain covenants which require
20% of the apartment homes to be leased or held available for lease
to low or moderate income families...................................      8,556          8,579

Rivershore is encumbered by a first deed of trust which
collateralizes housing bond issues maturing November 15, 2022, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June
2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain covenants which require
20% of the apartment homes to be leased or held available for lease
to low or moderate income families...................................     10,412         10,445

                        BAY APARTMENT COMMUNITIES, INC.

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1997            1996
                                                                       --------        --------
Canyon Creek is encumbered by a first deed of trust which
collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June
2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain covenants which require
20% of the apartment homes to be leased or held available for lease
to low income families...............................................  $  38,800       $ 38,800

Sea Ridge is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June 2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain covenants which require 20% of the apartment homes to be leased or held available for lease to low
income families......................................................     17,600         17,600
                                                                        --------       --------

     Subtotal........................................................    176,049        176,142
                                                                        --------       --------

TAX-EXEMPT FIXED RATE:

Countrybrook is encumbered by a first deed of trust which
collateralizes housing bond issues maturing March 1, 2012, partially amortizing over the term. The interest rate on the bonds is fixed until April 2002 at an effective interest rate of 7.87%, including the amortization of deferred financing costs. The bonds contain covenants which require 20% of the apartment homes to be leased or
held available for lease to low or moderate income families..........     20,047         20,111
                                                                        --------       --------

     Subtotal........................................................     20,047         20,111
                                                                        --------       --------

TAX-EXEMPT VARIABLE RATE:

City Heights is encumbered by a first deed of trust which
collateralizes housing bond issues maturing March 1, 2018. Interest only payments are required monthly at a variable rate set weekly by the remarketing agent (6.51% and 6.50% at March 31, 1997 and December
31, 1996, respectively, including the amortization of deferred financing costs). The bonds contain covenants which require 20% of the apartment homes to be leased or held available for lease to low income families. The bonds have been placed with an institutional investor who has the right to require the Company to repurchase the bonds by August 15, 1997. The Company has the current right to repurchase the bonds at its option. The Company plans to exercise this repurchase option and reissue the bonds in the third quarter of
1997.................................................................     20,800         20,800

                        BAY APARTMENT COMMUNITIES, INC.

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1997            1996
                                                                       --------        --------
Larkspur Canyon is encumbered by a first deed of trust which collateralizes housing bond issues maturing March 1, 2023. Interest only payments are required monthly at a variable rate set weekly by the remarketing agent (5.15% and 5.90% at March 31, 1997 and December
31, 1996, respectively, including the amortization of deferred financing costs). The bond payments are secured by a $7,823
irrevocable direct pay letter of credit. The bonds contain covenants which require 20% of the apartment homes to be leased or held
available for lease to low or moderate income families...............  $   7,635       $  7,635
                                                                        --------       --------

     Subtotal........................................................     28,435         28,435
                                                                        --------       --------

CREDIT LINE:

Unsecured line of credit (the "Unsecured Line of Credit") with an aggregate borrowing amount of up to $200,000 maturing May 1999. This
line bears interest at various LIBOR rates plus 1.55%................     40,200         49,000
                                                                        --------       --------

     Subtotal........................................................     40,200         49,000
                                                                        --------       --------

          Total Notes Payable........................................  $ 264,731       $273,688
                                                                        ========       ========

     Principal payments on outstanding notes payable as of March 31, 1997 are due as follows:

                1997..............................................  $ 21,675
                1998..............................................     1,396
                1999..............................................    41,701
                2000..............................................     1,614
                2001..............................................     1,734
                Thereafter........................................   196,611
                                                                    --------
                     Total........................................  $264,731
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

5.  SUBSEQUENT EVENTS

     In April 1997, the Company engaged in the following transactions:

     - Purchased the Banbury Cross apartment community for $28,001. This community contains 400 apartment homes and is located in Huntington Beach, California.

     - Acquired for $1,452 the 1.43 acre parcel adjacent to the 7.44 acre parcel on The Alameda in downtown San Jose, California which was purchased in February 1997. The Company plans to build a community, Paseo Alameda, on this 8.87 acre site comprising 305 apartment homes and approximately 15,000 square feet of retail space.

                        BAY APARTMENT COMMUNITIES, INC.

     - Purchased the Cardiff Gardens apartment community for $18,877. This community contains 252 apartment homes and is located in Campbell, California.

     - Sold in a direct placement 1,662,000 shares of common stock at a price of $36.125 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $58.7 million. The net proceeds were used to repay borrowings under the Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including The Village, Banbury Cross and Cardiff Gardens.

     - Purchased the Villa Serena apartment community for $17,718. This community contains 301 apartment homes and is located in Rancho Santa Margarita, California.

     - Acquired the Amador Oaks apartment community for $23,209. This community contains 204 apartment homes and is located in Dublin, California.

     As of May 8, 1997, the Company had elected to issue an additional 122,797 shares of common stock to limited partners of the Countrybrook Partnership who had requested a redemption of their Countrybrook Partnership Units for cash. All of these shares had been issued as of May 8, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements as a result of, among other factors, the risk factors set forth below and in the Company's filings with the Securities and Exchange Commission, changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

RESULTS OF OPERATIONS

     The following discussion sets forth historical results of operations for the Company for the quarters ended March 31, 1997 and 1996. The following table outlines the communities acquired or leased-up during 1996 and 1997:

             1996 ACQUISITION
               COMMUNITIES
------------------------------------------
        COMMUNITY           DATE ACQUIRED
--------------------------  --------------
Parc Centre(a)                May 15, 1996
Parkside Commons              May 15, 1996
Sunset Towers(b)              May 22, 1996
Countrybrook(c)              July 12, 1996
Larkspur Canyon(d)           July 19, 1996
The Fountains                July 26, 1996
Mill Creek(e)                July 26, 1996
Crowne Ridge (formerly
  Channing Heights)(f)      August 7, 1996
Martinique Gardens(g)       August 7, 1996

               1996 DEVELOPMENT
                  COMMUNITY
----------------------------------------------
        COMMUNITY           DATE STABILIZED(H)
--------------------------  ------------------
Rosewalk(i)                      February 1997

             1997 ACQUISITION
                COMMUNITIES
-------------------------------------------
        COMMUNITY            DATE ACQUIRED
--------------------------  ---------------
SummerWalk (formerly
  Rancho Penasquitos)       January 3, 1997
The Village                  March 13, 1997

     The 1996 and 1997 Acquisition and Development Communities are collectively termed the "Acquisition Communities."
---------------
(a) Parc Centre is undergoing substantial reconstruction including the replacement of the community's roofs, repairing and repainting exterior siding, substantially refurbishing its landscaping, redecorating the interior of all apartment homes, rebuilding its leasing facility and fitness center and gating the community.

(b) Sunset Towers is about to undergo substantial reconstruction including moving and rebuilding the community's leasing facility, upgrading all of its interior hallways and foyers, modifying its exterior siding, upgrading its landscaping and repairing its roofs and boilers.

(c) Countrybrook is undergoing substantial reconstruction including the replacement of the community's leasing facility and fitness center, repairing and repainting its exterior siding, replacing the community's roofs, adding approximately 115 garages, substantially upgrading its landscaping and gating the community.

(d) Larkspur Canyon is undergoing substantial reconstruction including repairing and repainting the community's exterior, replacing the leasing facility and fitness center and adding garages and a gate system.

(e) Mill Creek is undergoing substantial reconstruction including replacing the community's roofs, decks and some exterior siding, repairing and repainting its exterior, renovating its leasing center and fitness center, adding garages and upgrading its landscaping.

(f) Crowne Ridge, formerly known as Channing Heights, is undergoing substantial reconstruction including the replacement of the community's roofs, raised walkways and decks, repairing and repainting exterior siding, upgrading the apartment interiors, replacing its leasing facility and fitness center and substantially upgrading its landscaping.

(g) Martinique Gardens is undergoing substantial reconstruction including replacing its roofs, repairing and repainting its exterior siding, replacing all apartment home interiors, rebuilding its leasing facility and fitness center, adding a substantial number of new garages, replacing its roadways, the swimming pool and all of the landscaping.

(h) Stabilized occupancy is defined as the first calendar month following completion of construction in which the community has a physical occupancy of at least 95%.

(i) The Rosewalk community consists of 10.8 acres of land on which 300 apartment homes have been built. Construction of the community was completed in January 1997, occupancy commenced in August 1996 and stabilization occurred in February 1997.

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

 COMPARISON OF THE QUARTER ENDED MARCH 31, 1997 TO THE QUARTER ENDED MARCH 31,
                                     1996.

     The Company's results of operations are summarized as follows for the quarters ended March 31, 1997 and 1996 (Dollars in thousands):

                                                       FOR THE QUARTER
                                                       ENDED MARCH 31,
                                                     -------------------
                                                      1997        1996       $-CHANGE     %-CHANGE
                                                     -------     -------     --------     --------
Revenue:
  Rental...........................................  $25,393     $16,094      $9,299         57.8%
  Other............................................      864         378         486        128.6%
                                                     -------     -------      ------        -----
          Total revenue............................   26,257      16,472       9,785         59.4%
                                                     -------     -------      ------        -----
Expenses:
  Property operating...............................    5,971       3,737       2,234         59.8%
  Property taxes...................................    1,914       1,222         692         56.6%
  General and administrative.......................    1,447         860         587         68.3%
  Interest and financing...........................    3,317       3,472        (155)        (4.5)%
  Depreciation and amortization....................    5,699       3,971       1,728         43.5%
                                                     -------     -------      ------        -----
          Total expenses...........................   18,348      13,262       5,086         38.4%
                                                     -------     -------      ------        -----
Income before minority interest....................    7,909       3,210       4,699        146.4%
Minority interest..................................     (138)        (15)       (123)       820.0%
                                                     -------     -------      ------        -----
Net income.........................................  $ 7,771     $ 3,195      $4,576        143.2%
                                                     =======     =======      ======        =====

     Revenue from rental property increased primarily as a result of the addition of the Acquisition Communities. The 1996 and 1997 Acquisition Communities contributed $5,818 and $431, respectively, to the increase. The 1996 Development Community contributed $1,099 to the increase. The remainder of the portfolio increased rental revenue by $1,951, $1,599 of which was attributable to the Same Store communities (defined below).

     Other income increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 primarily as a result of the additional miscellaneous income from the Acquisition Communities.

     Property operating expenses increased primarily as a result of the addition of the Acquisition Communities. Of the $2,234 increase, $1,544 was attributable to the 1996 Acquisition Communities, $148 was attributable to the 1996 Development Community and $142 was attributable to the 1997 Acquisition Communities. The remainder of the portfolio increased property operating expenses by $400, $369 of which was attributable to the Same Store communities (defined below). In addition, the Acquisition Communities contributed $648 of the $692 increase in property taxes.

     General and administrative costs increased for the quarter ended March 31, 1997 as compared with the quarter ended March 31, 1996, primarily due to the growth in employee-related costs needed to manage the Acquisition Communities. The 1997 and 1996 amounts are net of $1,252 and $446, respectively, of allocated indirect project costs capitalized to construction and reconstruction projects, representing approximately 46% and 34% of total general and administrative expense for the quarters ended March 31, 1997 and 1996, respectively.

     Interest and financing expense decreased for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 due to lower cost of funds and higher capitalization of interest due to increased development, construction and reconstruction activity.

     Depreciation and amortization expense increased due to the addition of the Acquisition Communities.

     THE COMPANY'S RESULTS OF PROPERTY OPERATIONS (EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION -- "EBITDA") FOR THE "SAME STORE" COMMUNITIES (1) IS SUMMARIZED BELOW FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996:

                                                       FOR THE QUARTER
                                                       ENDED MARCH 31,
                                                     -------------------
                                                      1997        1996       $-CHANGE     %-CHANGE
                                                     -------     -------     --------     --------
(Dollars in thousands)
Revenue............................................  $17,921     $16,145      $1,776(2)     11.0%
Expenses...........................................    5,182       4,795         387(3)      8.1%
                                                     -------     -------      ------        ----
EBITDA.............................................  $12,739     $11,350      $1,389        12.2%
                                                     =======     =======      ======        ====

---------------
(1) The Same Store communities consist of 24 apartment communities comprising a total of 6,230 apartment homes. These communities include all those which were owned for all of 1996 and during the quarter ended March 31, 1997 and to which the Company made no major renovations after January 1, 1996.

(2) Same Store revenues increased due to rental increases of $1,521, vacancy reductions of $83, lease termination fee increases of $71 and a net increase in other income of $101.

(3) Same Store expenses increased primarily as a result of a $123 increase in management and administrative costs, a one-time property tax refund of $110 received in the quarter ended March 31, 1996, a $112 increase in repairs and maintenance and the purchase of an additional, portfolio-wide earthquake insurance commencing in July 1996 resulting in $61 of expense in the quarter ended March 31, 1997, offset in part by a $50 reduction in marketing and advertising costs. The remaining $31 increase in Same Store expenses is due to increases in other miscellaneous expenses.

CURRENT DEVELOPMENT COMMUNITIES

     The Company has acquired three land sites on which it is building, or plans to commence building in the near future, the following Current Development Communities with a total of 1,325 apartment homes.

     - TOSCANA, SUNNYVALE, CA. The Company purchased this partially built and abandoned 17.8 acre site in May 1996 on which the Company is building 709 apartment homes. The original total budgeted construction cost of this community is $95.7 million. The site, located approximately at the intersection of Highway 101 and Lawrence Expressway, is at the center of Silicon Valley. This Current Development Community will contain a large leasing pavilion, business center, fitness center, two swimming pools, including one 75 foot lap pool, a small commercial area, secure underground parking and a perimeter gate system. Stabilized operations are expected in the fourth quarter of 1998, and the first apartment homes are expected to be occupied in the third quarter of 1997.

     - CENTREMARK, SAN JOSE, CA. The Company purchased 2.5 acres of this 7.9 acre site in May 1996. The remainder of this site was purchased in December 1996 after obtaining substantially all of the necessary public approvals for development of the community. The site is located at the intersection of Stevens Creek Blvd. and Interstate 280, in the northwest corner of San Jose, almost immediately adjacent to the City of Cupertino. The planned 311 apartment home community with a total budgeted construction cost of $44.1 million will include a large leasing facility, business center, fitness center, 65 foot lap pool, secure underground parking and perimeter gate system. Stabilized operations are expected in the fourth quarter of 1998, and the first apartment homes are expected to be occupied in the first quarter of 1998.

     - PASEO ALAMEDA, SAN JOSE, CA.  The Company purchased 7.44 acres of this
       8.87 acre site in February 1997 after it obtained substantially all of the necessary public approvals for development of the community. The remainder of this site was purchased in April 1997. The site is located on a major street, approximately one mile from downtown San Jose. The Company intends to build a 305 apartment home community at a total budgeted construction cost of $44.4 million with a large leasing pavilion, business center, fitness center, 75 foot lap pool, a small commercial area and secure underground parking. Stabilized operations are expected in the second quarter of 1999, and the first apartment homes are expected to be occupied in the second quarter of 1998.

     For new development communities, the Company's goal, on average, is to achieve projected EBITDA as a percentage of total budgeted construction cost of approximately 10%. Projected EBITDA as a percentage of total budgeted construction cost represents EBITDA projected to be received in the first calendar year after a community reaches stabilized occupancy (i.e., the first month when the community has a weighted average physical occupancy of at least 95%), based on current market rents, less projected stabilized property operating and maintenance expenses, before interest, income taxes, depreciation and amortization. Total budgeted construction cost is based on current construction costs, including interest capitalized during the construction period. Market rents and construction costs reflect those prevailing in the community's market at the time the Company's development budgets are prepared taking into consideration certain changes to those market conditions anticipated by the Company at the time. Although the Company attempts to anticipate changes in market conditions, the Company cannot predict with certainty what those changes will be. For example, upon the acquisition of the Toscana land site in May 1996, the Company estimated that the total budgeted construction cost would be $95.7 million. Since that time, the Company has only obtained bids for the construction of the first two phases of this four-phase project. Construction costs are increasing and management believes that when the last two phases are bid late in 1997 that the total construction cost for this development will be higher than the original budget. Nonetheless, because of increases in prevailing market rents management believes that it will still be able to achieve projected EBITDA as a percentage of total budgeted construction cost of at least 10%. Management believes that it may experience similar increases in construction costs and market rents with respect to the CentreMark and Paseo Alameda development communities.

     There are risks associated with the Company's development and construction activities which include: development and acquisition opportunities explored by the Company may be abandoned; construction costs of a community may exceed original estimates due to increased materials, labor or other expenses, which could make completion of the community uneconomical; occupancy rates and rents at a newly completed community are dependent on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; financing may not be available on favorable terms for the development of a community; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations. The occurrence of any of the events described above could adversely affect the Company's ability to achieve its projected yields, or achieve stabilized occupancy at the time originally estimated, on communities under development or reconstruction and could prevent the Company from making expected distributions.

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

     The Company expects to fund certain committed construction, acquisition and reconstruction projects with a combination of working capital and borrowings under the Unsecured Line of Credit. The Company intends to use available working capital first and available proceeds under its Unsecured Line of Credit second.

     As of March 31, 1997, the proceeds from the Unsecured Line of Credit were used primarily for the acquisition, development and construction of the three Current Development Communities and reconstruction of the 1996 and 1997 Acquisition Communities.

     The Company's outstanding debt as of March 31, 1997 is summarized as follows:

                                                                                    INTEREST RATE
                           BALANCE     AVAILABLE        MATURES          RATE         PROTECTION
                           --------    --------     ---------------- ------------  ----------------
(Dollars in thousands)
Tax-exempt variable rate
  under interest rate
  swap...................  $ 88,669    $     --     November 2022 -    6.48%(a)    Interest rate is
                                                      June 2025                    fixed until June
                                                                                        2010.
Tax-exempt variable rate
  under interest rate
  swap...................    87,380          --     November 2007 -    5.88%(d)    Interest rate is
                                                      March 2017                     fixed until
                                                                                     March 2004.
Tax-exempt fixed rate....    20,047          --     March 2012         7.87%(c)    Interest rate is
                                                                                     fixed until
                                                                                     April 2002.
Tax-exempt variable
  rate...................    20,800          --     March 2018         6.51%(d)
Tax-exempt variable
  rate...................     7,635          --     March 2023         5.15%(e)
                           --------    --------
     Subtotal............   224,531          --
$200,000 Unsecured Line
  of Credit(f)...........    40,200     159,800     May 1999           LIBOR +
                                                                        1.55%
                           --------    --------
          Total..........  $264,731    $159,800
                           ========    ========

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

(d) The 6.51% rate represents an all-in financing cost, including amortization of all deferred financing costs. The Company has the right to repurchase these bonds and currently plans to repurchase and reissue them on a long term fixed rate basis by August 15, 1997.

(e) The 5.15% rate represents an all-in financing cost, including amortization of all deferred financing costs. The debt floats in a seven-day put bond mode with a current interest rate of 3.25%.

(f) Amounts drawn on the Unsecured Line of Credit were used primarily for development, construction and reconstruction purposes.

     In January 1997, the Company sold in an underwritten public offering 1,400,000 shares of common stock at a price of $37.125 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $49.3 million. The net proceeds were used to repay borrowings under the Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the SummerWalk (formerly Rancho Penasquitos) acquisition.

     The Company anticipates that its cash flow and cash available from its $200 million Unsecured Line of Credit will be adequate to meet its liquidity requirements for the foreseeable future. The Company anticipates that dividends will be paid from Funds Available for Distribution (defined below).

     Net cash provided by operations for the quarter ended March 31, 1997 increased to $7,830,000 from $5,658,000 for the quarter ended March 31, 1996, primarily due to higher net income before noncash charges for depreciation and amortization from the addition of the Acquisition Communities. This increase is offset in part by increases in other assets primarily due to an increase in prepaid insurance and an increase in deposits for potential acquisitions. The increase in cash provided by operations is also offset in part by decreases in accounts payable and accrued expenses partially due to accrued property taxes paid.

     Net cash used for investing activities was $38,879,000 and $7,030,000 for the quarters ended March 31, 1997 and 1996, respectively. This increase reflects the expenditures for the purchases of the 1997 Acquisition Communities, the amounts used to complete construction of the Rosewalk community, the acquisition, development and construction of the Current Development Communities and the costs incurred on the refurbishment and reconstruction projects.

     Net cash provided by financing activities was $31,257,000 and $909,000 for the quarters ended March 31, 1997 and 1996, respectively. This increase is primarily due to the net proceeds received by the Company from the January 1997 common stock offering, offset in part by the net repayment on the Unsecured Line of Credit and increased dividends paid.

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

FUNDS FROM OPERATIONS
AND FUNDS AVAILABLE FOR DISTRIBUTION

     Many industry analysts consider Funds from Operations an appropriate measure of performance of an equity REIT. Funds from Operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (or loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition was revised by NAREIT effective for periods after 1995 to exclude the add back of non-real estate depreciation and the amortization of recurring deferred financing costs. The Company believes that in order to facilitate a clear understanding of the historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements. FFO should not be considered as a substitute for net income (loss) as a measure of results of operations or for cash flow from operations as a measure of liquidity.

     For the quarter ended March 31, 1997, FFO increased to $13,321,000 from $6,982,000 for the quarter ended March 31, 1996. This increase is primarily due to higher net income and real estate depreciation add back due to the addition of the Acquisition Communities.

     Funds from Operations and Funds Available for Distribution for the quarters ended March 31, 1997, December 31, 1996, September 30, 1996, June 30, 1996 and March 31, 1996 are summarized as follows:

   CALCULATION OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

                                                               QUARTER ENDED
                                       --------------------------------------------------------------
                                        MAR. 31,     DEC. 31,    SEPT. 30,     JUNE 30,     MAR. 31,
                                          1997         1996         1996         1996         1996
                                       ----------   ----------   ----------   ----------   ----------
(Dollars in thousands, except per
  unit data)
Net income...........................  $    7,771   $    7,014   $    5,845   $    3,572   $    3,195
Depreciation -- real estate assets...       5,462        5,201        4,899        4,008        3,692
Extraordinary item...................          --           --           --          511           --
Non-recurring adjustments to net
  income:
  Amortization of non-recurring
     costs, primarily legal, from the
     issuance of tax-exempt
     bonds(1)........................          88           87           87           88           95
                                       ----------   ----------   ----------   ----------   ----------
FFO(2)...............................      13,321       12,302       10,831        8,179        6,982
Recurring adjustments to net income:
  Amortization of origination fees on
     credit facilities(3)............          --           --           --           41          104
  Amortization of reincorporation
     costs...........................           7            7            7            7            7
  Amortization of credit enhancement
     costs(4)........................          38           38           38           38           38
  Depreciation -- non real estate
     assets..........................         105           79           49           38           35
  Capital improvements(5)............        (640)        (448)        (457)        (252)        (162)
  Loan principal payments............        (157)        (175)        (131)         (88)         (88)
                                       ----------   ----------   ----------   ----------   ----------
Funds Available for Distribution
  ("FAD")............................  $   12,674   $   11,803   $   10,337   $    7,963   $    6,916
                                       ----------   ----------   ----------   ----------   ----------

Weighted average shares
  outstanding(6).....................  22,989,978   22,000,544   19,686,087   15,205,997   13,969,068
                                       ==========   ==========   ==========   ==========   ==========

---------------
(1) Represents the amortization of pre-1986 bond issuance costs carried forward to the Company, under the pooling of interest method of accounting, and costs associated with the reissuance of tax-exempt bonds incurred prior to the Initial Offering in order to preserve the tax-exempt status of the bonds at the Initial Offering.

(2) FFO before recurring adjustments to net income represents the definition of FFO adopted by the NAREIT Board of Governors for periods after 1995.

(3) Represents origination fees and costs incurred at the initial setup of secured credit facilities that were closed in May 1996. Such costs were amortized over the life of the respective credit facilities and, therefore, the unamortized loan fees were recorded as an extraordinary item in May 1996.

(4) Represents origination fees and costs incurred at the initial setup of the credit enhancements used for the issuance of tax-exempt bonds. Such costs are amortized over the life of the respective credit enhancements.

(5) Capital improvements represent amounts expended primarily at communities acquired or developed prior to 1996. A breakdown of the expenditures for the quarter ended March 31, 1997 is as follows:

                                                                TOTAL           PER UNIT
                                                            QUARTER ENDED    QUARTER ENDED
                                                            MARCH 31, 1997   MARCH 31, 1997
                                                            --------------   --------------
        Non-revenue generating:
          Leasing pavilion rehabilitation.................       $110             $ 12
          Exterior painting...............................         63                7
          Security gate system............................         44                5
          Landscaping.....................................         24                3
          Other capital expenditures......................         39                4
                                                                 ----              ---
             Subtotal -- capital expenditures.............        280               31
                                                                 ----              ---
        Revenue generating:
          TV cable system.................................        219               24
          Fixtures........................................         77                8
          Appliances......................................         64                7
                                                                 ----              ---
             Subtotal.....................................        360               39
                                                                 ----              ---
        Total capital improvements........................       $640             $ 70
                                                                 ====              ===

     The Company, as a matter of policy, expenses any apartment-related expenditure of less than $5. These normally include any expenditure related to the interior of an apartment. The Company typically capitalizes non-revenue generating expenditures such as those for new security gate systems, leasing pavilion reconstruction and redecorating, roofing repair and replacement, exterior siding repair and repainting and parking area resurfacing. The Company also capitalizes revenue generating expenditures and cashflow enhancing improvements such as those expended for construction of new garages or installation of water conservation devices which almost immediately and permanently either earn additional revenue or reduce expenses. Appliances represent primarily the acquisition of washer/dryer units for apartments which generate additional rental and other income. Capitalized expenditures as described here exclude major reconstruction costs incurred in conjunction with the acquisition and repositioning of newly purchased apartment communities. Such costs are added to the purchase price of those communities. The per unit calculation for the quarter is based on the ending number of units in the portfolio at March 31, 1997.

(6) The weighted average shares outstanding shown differs from the weighted average shares outstanding for the purpose of calculating earnings per share because the conversion of preferred stock is antidilutive for calculating earnings per share, but dilutive for the purposes of calculating FFO per share.

                          PART II -- OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     None

ITEM 2:  CHANGES IN SECURITIES

(C) RECENT SALES OF UNREGISTERED SECURITIES

     On July 12, 1996, the Company entered into an Agreement of Limited Partnership of Bay Countrybrook L.P. (the "Partnership"), the general partner of which is Bay GP, Inc., a wholly-owned subsidiary of the Company, for the purpose of acquiring the Countrybrook community. In connection with the formation of the Partnership, 298,577 units of limited partnership interests ("LP Units") were issued to the existing partners of the contributor of the Countrybrook community pursuant to an exemption from registration provided in Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of the limited partnership agreement, holders of LP Units have the right to require the partnership to redeem their LP Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of LP Units in satisfaction of the Partnership's obligation to redeem the LP Units for cash. As of March 31, 1997, 38,486 LP Units have been redeemed by the Company in exchange for shares of common stock pursuant to the exemption from registration provided in Rule 506 of Regulation D under the Securities Act

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5:  OTHER INFORMATION

     None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Index to Exhibits

EXHIBIT NO.                                       DESCRIPTION
-----------     --------------------------------------------------------------------------------
   3(i).1       Amended and Restated Articles of Incorporation of the Company. (Incorporated by
                reference to Exhibit 3(i).1 to Form 8-B of Bay Apartment Communities, Inc. dated
                June 8, 1995).
   3(i).2       Forms of Articles Supplementary of the Company. (Incorporated by reference to
                Exhibit 3(i).1 to Form 8-K of Bay Apartment Communities, Inc. dated September
                25, 1995).
   3(i).3       Articles Supplementary relating to the Series B Preferred Stock of the Company.
                (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay Apartment
                Communities, Inc. dated May 6, 1996.)
  3(ii).1       Amended and Restated to By-laws of the Company. (Incorporated by reference to
                Exhibit 10.1 to Form 8-B of Bay Apartment Communities, Inc. dated June 8, 1995).
     10.1       Underwriting Agreement dated January 22, 1997, between the Company and
                PaineWebber Incorporated regarding the sale of 1,400,000 shares of common stock.

EXHIBIT NO.                                       DESCRIPTION
-----------     --------------------------------------------------------------------------------
     10.2       Price Determination Agreement dated January 22, 1997, between the Company and
                PaineWebber Incorporated regarding the pricing of the sale of 1,400,000 shares of common stock.
     27.1       Financial Data Schedule.

(B) REPORTS ON FORM 8-K

       1.       Form 8-K of the Company, dated January 21, 1997, regarding an employment agreement and reports prepared for the Company by Ann Roulac and Company and the
                Rosen Consulting Group. These reports provide the Company with information including, but not limited to, general market overviews, and demographic trends.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BAY APARTMENT COMMUNITIES, INC.

Date: May 14, 1997                                         /s/ GILBERT M. MEYER
                                              -----------------------------------------------
                                                             Gilbert M. Meyer
                                                    President and Chairman of the Board

Date: May 14, 1997                                        /s/ JEFFREY B. VAN HORN
                                              -----------------------------------------------
                                                            Jeffrey B. Van Horn
                                                          Chief Financial Officer
                                                   (Authorized Officer of the Registrant
                                                     and Principal Financial Officer)

                                 INDEX TO EXHIBITS

EXHIBIT NO.                                       DESCRIPTION
-----------     --------------------------------------------------------------------------------
     10.1       Underwriting Agreement dated January 22, 1997, between the Company and
                PaineWebber Incorporated regarding the sale of 1,400,000 shares of common stock.
     10.2       Price Determination Agreement dated January 22, 1997, between the Company and
                PaineWebber Incorporated regarding the pricing of the sale of 1,400,000 shares of common stock.
     27.1       Financial Data Schedule.