Form 10-Q
period 1997-06-30
BAY APARTMENT COMMUNITIES INC
filed 1997-08-14
CIK 915912

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                     SHARES OUTSTANDING                     DATE
----------------------------    ----------------------------    ----------------------------
   Common, $.01 par value                22,302,373                    August 7, 1997

================================================================================

                        BAY APARTMENT COMMUNITIES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                        PAGE
                                                                                        -----
                               PART I -- FINANCIAL INFORMATION
ITEM 1.   Consolidated Financial Statements (unaudited):
          Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996.......      1
          Consolidated Statements of Operations for the Quarters ended June 30, 1997
            and 1996..................................................................      2
          Consolidated Statements of Operations for the Six Months ended June 30, 1997
            and 1996..................................................................      3
          Consolidated Statements of Cash Flows for the Six Months ended June 30, 1997
            and 1996..................................................................      4
          Notes to Consolidated Financial Statements..................................   5-12
ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................  13-22

                                PART II -- OTHER INFORMATION
ITEM 1.   Legal Proceedings...........................................................     23
ITEM 2.   Changes in Securities.......................................................     23
ITEM 3.   Defaults Upon Senior Securities.............................................     23
ITEM 4.   Submission of Matters to a Vote of Security Holders.........................     23
ITEM 5.   Other Information...........................................................     23
ITEM 6.   Exhibits and Reports on Form 8-K............................................  23-24
Signatures............................................................................     25

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        BAY APARTMENT COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         JUNE 30,     DECEMBER 31,
                                                                           1997           1996
                                                                        -----------   ------------
                                                                        (UNAUDITED)
                                              ASSETS

Real estate assets:
  Land................................................................   $ 184,594      $152,277
  Buildings and improvements..........................................     612,193       511,583
  Furniture, fixtures and equipment...................................      43,360        35,542
                                                                          --------      --------
                                                                           840,147       699,402
  Less accumulated depreciation.......................................     (64,415)      (52,554)
                                                                          --------      --------
  Operating real estate assets........................................     775,732       646,848
  Construction in progress............................................      86,917        50,945
                                                                          --------      --------
     Net real estate assets...........................................     862,649       697,793
Cash and cash equivalents.............................................       1,846           920
Restricted cash.......................................................       1,267           960
Other assets, net.....................................................      14,946        12,236
                                                                          --------      --------
          Total assets................................................   $ 880,708      $711,909
                                                                          ========      ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable.........................................................   $ 277,988      $273,688
Accounts payable and accrued expenses.................................       5,278         5,450
Dividends payable.....................................................      10,428         8,939
Other liabilities.....................................................       7,657         4,553
                                                                          --------      --------
     Total liabilities................................................     301,351       292,630
                                                                          --------      --------
Contingencies (Note 4)................................................          --            --
                                                                          --------      --------
Minority interest.....................................................       3,215         7,002
                                                                          --------      --------
Shareholders' equity:
  Preferred stock, $.01 par value; 25,000,000 shares authorized;
     2,308,800 shares of Series A outstanding at both June 30, 1997 and December 31, 1996; 405,022 shares of Series B outstanding at both June 30, 1997 and December 31, 1996; 2,300,000 shares of
     Series C outstanding at June 30, 1997 and no shares of Series C
     outstanding at December 31, 1996.................................          50            27
  Common stock, $.01 par value; 40,000,000 shares authorized;
     22,275,002 shares outstanding at June 30, 1997; 19,007,988 shares
     outstanding at December 31, 1996.................................         223           190
  Paid-in capital.....................................................     603,249       435,723
  Dividends in excess of accumulated earnings.........................     (27,380)      (23,663)
                                                                          --------      --------
     Total shareholders' equity.......................................     576,142       412,277
                                                                          --------      --------
          Total liabilities and shareholders' equity..................   $ 880,708      $711,909
                                                                          ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      QUARTER ENDED   QUARTER ENDED
                                                                        JUNE 30,        JUNE 30,
                                                                          1997            1996
                                                                      -------------   -------------
Revenue:
  Rental............................................................     $28,817         $17,906
  Other.............................................................         963             487
                                                                         -------         -------
          Total revenue.............................................      29,780          18,393
                                                                         -------         -------
Expenses:
  Property operating................................................       6,772           4,108
  Property taxes....................................................       2,250           1,465
  General and administrative........................................       1,517             814
  Abandoned project costs...........................................         450              50
  Interest and financing............................................       3,800           3,635
  Depreciation and amortization.....................................       6,426           4,226
                                                                         -------         -------
          Total expenses............................................      21,215          14,298
                                                                         -------         -------
Income before minority interest and extraordinary item..............       8,565           4,095
Minority interest...................................................         (86)            (12)
                                                                         -------         -------
Income before extraordinary item....................................       8,479           4,083
Extraordinary item..................................................          --            (511)
                                                                         -------         -------
Net income..........................................................       8,479           3,572
Preferred dividend requirement:
  Series A and B....................................................      (1,146)         (1,048)
  Series C..........................................................        (149)             --
                                                                         -------         -------
Earnings available to common shares.................................     $ 7,184         $ 2,524
                                                                         =======         =======
Earnings per common share:
  Income before minority interest and extraordinary item............     $  0.33         $  0.24
  Minority interest.................................................          --              --
                                                                         -------         -------
  Income before extraordinary item..................................        0.33            0.24
  Extraordinary item................................................          --           (0.04)
                                                                         -------         -------
  Earnings available to common shares...............................     $  0.33         $  0.20
                                                                         =======         =======
Dividends declared per common share.................................     $  0.41         $  0.40
                                                                         =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                  JUNE 30, 1997      JUNE 30, 1996
                                                                 ----------------   ----------------
Revenue:
  Rental.......................................................      $ 54,211           $ 34,000
  Other........................................................         1,827                865
                                                                      -------            -------
          Total revenue........................................        56,038             34,865
                                                                      -------            -------
Expenses:
  Property operating...........................................        12,744              7,845
  Property taxes...............................................         4,163              2,687
  General and administrative...................................         2,884              1,674
  Abandoned project costs......................................           530                 50
  Interest and financing.......................................         7,117              7,107
  Depreciation and amortization................................        12,125              8,197
                                                                      -------            -------
          Total expenses.......................................        39,563             27,560
                                                                      -------            -------
Income before minority interest and extraordinary item.........        16,475              7,305
Minority interest..............................................          (224)               (27)
                                                                      -------            -------
Income before extraordinary item...............................        16,251              7,278
Extraordinary item.............................................            --               (511)
                                                                      -------            -------
Net income.....................................................        16,251              6,767
Preferred dividend requirement:
  Series A and B...............................................        (2,292)            (1,999)
  Series C.....................................................          (149)                --
                                                                      -------            -------
Earnings available to common shares............................      $ 13,810           $  4,768
                                                                      =======            =======
Earnings per common share:
  Income before minority interest and extraordinary item.......      $   0.66           $   0.43
  Minority interest............................................         (0.01)                --
                                                                      -------            -------
  Income before extraordinary item.............................          0.65               0.43
  Extraordinary item...........................................            --              (0.04)
                                                                      -------            -------
  Earnings available to common shares..........................      $   0.65           $   0.39
                                                                      =======            =======
Dividends declared per common share............................      $   0.82           $   0.80
                                                                      =======            =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30, 1997        JUNE 30, 1996
                                                               ----------------     ----------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income...................................................    $   16,251          $    6,767
NONCASH EXPENSES INCLUDED IN NET INCOME:
  Depreciation and amortization................................        12,125               8,197
  Minority interest............................................           224                  27
  Extraordinary item...........................................            --                 511
CASH PROVIDED BY (USED FOR) OPERATING ASSETS AND LIABILITIES:
  Restricted cash..............................................          (307)                 --
  Other assets.................................................        (2,974)                (99)
  Accounts payable and accrued expenses........................          (172)               (487)
  Other liabilities............................................         3,104               1,577
                                                                   ---------            ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES......................        28,251              16,493
                                                                   ---------            ---------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Capital improvements.........................................        (1,939)               (414)
  Acquisition of properties....................................      (109,042)            (53,628)
  Construction in progress.....................................       (52,866)            (50,151)
                                                                   ---------            ---------
NET CASH (USED FOR) INVESTING ACTIVITIES.......................      (163,847)           (104,193)
                                                                   ---------            ---------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from stock offerings, net of issuance costs.........       163,349              49,481
  Exercise of stock options....................................           572                 330
  Deferred financing costs paid................................            --                  32
  Notes payable principal payments.............................          (370)               (176)
  Borrowings on construction notes payable.....................            --                  20
  Borrowings on lines of credit................................       151,500              98,864
  Repayments on lines of credit................................      (159,700)            (51,014)
  Partner and minority interest distributions, net of
     contributions.............................................          (350)                (34)
  Dividends paid...............................................       (18,479)            (10,991)
                                                                   ---------            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES......................       136,522              86,512
                                                                   ---------            ---------
Increase (decrease) in cash and cash equivalents...............           926              (1,188)
Cash and cash equivalents, beginning of period.................           920               1,677
                                                                   ---------            ---------
Cash and cash equivalents, end of period.......................    $    1,846          $      489
                                                                   =========            =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)......................    $    6,678          $    7,772
                                                                   =========            =========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
  Noncash transfers of construction in progress................    $   16,894          $   28,716
                                                                   =========            =========
  Assumption of note payable by the Company....................    $   12,870          $       --
                                                                   =========            =========
  Dividends declared but not paid..............................    $   10,428          $    6,339
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

                        BAY APARTMENT COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

  Organization, Initial Public Offering and Subsequent Offerings

     Bay Apartment Communities, Inc. (the "Company") and its wholly-owned partnerships and subsidiaries were formed in 1978 to develop, lease and manage upscale apartment communities. Before March 17, 1994, the Company was a part of the Greenbriar Group which consisted of the Greenbriar Development Company and certain affiliated entities. The Greenbriar Group included one land parcel held for future development, 12 apartment communities transferred to the Company in the reorganization transactions and the partnerships that held 11 of these apartment communities. The Greenbriar Development Company became Bay Apartment Communities, Inc. as a result of certain reorganization transactions in connection with the sale of shares of common stock in an initial public offering. Also included in this reorganization was the combination of building and management affiliates into the Company. The Company is a self-administered and self-managed real estate investment trust ("REIT") which acquires, builds, owns and manages apartment communities primarily in Northern California. At June 30, 1997, the Company owned 41 apartment communities, of which 33 are in Northern California and eight are in Southern California, comprising 10,544 apartment homes, and had four communities in Northern California under development.

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

     In May 1996, the Company issued 1,248,191 shares of common stock in a direct placement and 413,223 shares of common stock and 405,022 shares of Series B preferred stock in an underwritten offering and received $49,481 in net proceeds. The proceeds were used to purchase three communities, Parc Centre, Parkside Commons, and Sunset Towers, and to repay borrowings on a secured credit facility. The Company's secured credit facilities were subsequently closed, resulting in the write-off of $511, representing unamortized loan and non-use fees, which was recorded as an extraordinary item. On August 5, 1996, the Company completed an underwritten public offering of 5,750,000 shares of common stock and received $134,026 in net proceeds. The net proceeds were used to purchase two apartment communities, Crowne Ridge (formerly Channing Heights) and Lafayette Place (formerly Martinique Gardens), and to repay amounts borrowed under the Company's unsecured line of credit, including amounts borrowed to purchase four apartment communities acquired prior to the closing of the offering; Countrybrook, Larkspur Canyon, The Fountains, and Mill Creek.

     In January 1997, the Company sold in an underwritten public offering 1,400,000 shares of common stock at a price of $37.125 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $49,200. The net proceeds were used to repay borrowings under the Company's unsecured line of credit, which were used to fund the acquisition and development of additional apartment communities, including the SummerWalk (formerly Rancho Penasquitos) acquisition.

     In April 1997, the Company sold in a direct placement 1,662,000 shares of common stock at a price of $36.125 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $58,600. The net proceeds were used to repay borrowings under the Company's unsecured line of credit, which were used to fund the acquisition and development of additional apartment communities, including TimberWood (formerly The Village), SunScape (formerly Banbury Cross) and Cardiff Gardens.

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In June 1997, the Company sold in an underwritten public offering 2,300,000 shares of 8.5 percent, five year non-call Series C Cumulative Redeemable Preferred Stock at a price of $25 per share. The net proceeds, after all anticipated issuance costs, were approximately $55,500. The net proceeds were used to reduce borrowings under the Company's unsecured line of credit, which were used to fund the acquisition and development of additional apartment communities, including the Villa Serena, Amador Oaks and Genesee Gardens communities and one land site in San Francisco.

     The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1996. The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the operating results for the full year. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned partnerships and subsidiaries. The accompanying consolidated financial statements also include the accounts of Bay Countrybrook L.P., a Delaware limited partnership (the "Countrybrook Partnership"). The general partner of the Countrybrook Partnership is a wholly-owned subsidiary of the Company, Bay GP, Inc., a Maryland corporation. The accompanying consolidated financial statements also include the accounts of Bay Rincon, LP, a California limited partnership ("Bay Rincon"). The Company is the sole general partner of Bay Rincon. All significant intercompany balances and transactions have been eliminated in consolidation.

  Bay Countrybrook L.P.

     In connection with the formation of the Countrybrook Partnership, 298,577 units of limited partnership interests ("Units") were issued to the existing partners of the contributor of the Countrybrook community. Under the terms of the Countrybrook Partnership's Limited Partnership Agreement, holders of Units have the right to require the Countrybrook Partnership to redeem their Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of Units in satisfaction of the Countrybrook Partnership's obligation to redeem the Units for cash. Countrybrook Partnership Units converted into the Company's common stock aggregated 161,283 and 3,812 as of June 30, 1997 and December 31, 1996, respectively. Countrybrook Partnership Units redeemed for cash aggregated 762 as of June 30, 1997. No Countrybrook Partnership Units were redeemed for cash as of December 31, 1996.

  Operating Real Estate Assets

     Subsequent to occupancy, significant expenditures, generally exceeding $5, which improve or extend the life of the asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during development and construction.

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  Cash and Cash Equivalents

     Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Interest income amounted to $78 and $31 for the quarters ended June 30, 1997 and 1996, respectively.

  Restricted Cash

     Restricted cash at June 30, 1997 and December 31, 1996 consists of replacement reserves related to the debt on the Barrington Hills, Crossbrook, Rivershore, Canyon Creek, Sea Ridge and Countrybrook communities.

  Earnings per Common Share

     Earnings per share with respect to the Company for the quarters ended June 30, 1997 and 1996 is computed based upon the weighted average number of common shares outstanding during the period plus (in periods where they have a dilutive effect) the net additional number of shares which would be issuable upon

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

the exercise of stock options assuming that the Company used the proceeds received to repurchase outstanding shares at market prices.

     Additionally, other potentially dilutive securities, which may not qualify as common stock equivalents, are considered when calculating earnings per share on a primary and fully diluted basis. The assumed conversion of such securities during the quarters ended June 30, 1997 and June 30, 1996, results in an antidilutive effect; therefore, earnings per share presentation on a primary and fully diluted basis is unnecessary. The weighted average number of shares outstanding utilized in the calculations are 22,091,943 and 12,645,967 for the quarters ended June 30, 1997 and June 30, 1996, respectively. Earnings per share is net of the preferred stock dividend requirements for the relevant period, which were $1,295 and $1,048 for the quarters ended June 30, 1997 and June 30, 1996, respectively.

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

  Financial Instruments

     The Company enters into interest rate swap agreements (the "Swap Agreements") with parties whose credit ratings by Standard and Poor's Ratings Group are AAA, in order to limit the Company's exposure should interest rates rise above specified levels. The Swap Agreements are held for purposes other than trading. The amortization of the cost of the Swap Agreements is included in amortization expense. The remaining unamortized cost of the Swap Agreements is included in "Other assets, net" on the balance sheet and is amortized over the remaining life of the agreements.

  Accounting for Stock-based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans.

  Newly Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" and No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128, established standards for computing and presenting earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS No. 128 and No. 129 are effective for financial statements issued for periods ending after December 15, 1997. The impact of the adoption of SFAS No. 128 and No. 129 on the Company's earnings per share and financial statements is not

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

expected to have a material impact on the Company's financial statements for the quarter ended June 30, 1997.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosure of Segment Information." SFAS 130 establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements and becomes effective for the Company for the fiscal year ending December 31, 1998. Comprehensive income includes unrealized gains and losses on securities currently reported by the Company as a component of stockholders' equity which the Company would be required to include in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the consolidated balance sheet. The Company has not yet determined what effect, if any, this pronouncement will have on the Company's results of operations.

     SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 becomes effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what effect, if any, this pronouncement will have on the Company's consolidated financial statements.

2. INTEREST CAPITALIZED

     Interest costs associated with projects under development or reconstruction aggregating $1,396 and $492 for the quarters ended June 30, 1997 and 1996, respectively, have been capitalized.

3. NOTES PAYABLE

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1997           1996
                                                                       --------     ------------
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

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1997           1996
                                                                       --------       --------

Barrington Hills is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June
2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain covenants which require
20% of the apartment homes to be leased or held available for lease
to low or moderate income families.                                      13,263         13,338

Crossbrook is encumbered by a first deed of trust which
collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June
2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain covenants which require
20% of the apartment homes to be leased or held available for lease
to low or moderate income families.                                       8,532          8,579

Rivershore is encumbered by a first deed of trust which
collateralizes housing bond issues maturing November 15, 2022, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June
2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain covenants which require
20% of the apartment homes to be leased or held available for lease
to low or moderate income families.                                      10,379         10,445

Canyon Creek is encumbered by a first deed of trust which
collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June
2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain convenants which require
20% of the apartment homes to be leased or held available for lease
to low income families.                                                  38,763         38,800

Sea Ridge is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June 2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain convenants which require 20% of the apartment homes to be leased or held available for lease to low
income families.                                                         17,583         17,600
                                                                       --------       --------
     Subtotal........................................................   175,900        176,142
                                                                       --------       --------

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1997           1996
                                                                       --------       --------
Tax-exempt fixed rate:

Countrybrook is encumbered by a first deed of trust which
collateralizes housing bond issues maturing March 1, 2012, partially amortizing over the term. The interest rate on the bonds is fixed until April 2002 at an effective interest rate of 7.87%, including the amortization of deferred financing costs. The bonds contain covenants which require 20% of the apartment homes to be leased or
held available for lease to low or moderate income families.             19,983         20,111
                                                                       --------       --------
     Subtotal........................................................    19,983         20,111
                                                                       --------       --------
Tax-exempt variable rate:

City Heights is encumbered by a first deed of trust which
collateralizes housing bond issues maturing March 1, 2018. Interest only payments are required monthly at a variable rate set weekly by the remarketing agent (6.53% and 6.50% at June 30, 1997 and December
31, 1996, respectively, including the amortization of deferred financing costs). The bonds contain convenants which require 20% of the apartment homes to be leased or held available for lease to low
income families.                                                         20,800         20,800

Larkspur Canyon is encumbered by a first deed of trust which collateralizes housing bond issues maturing March 1, 2023. Interest only payments are required monthly at a variable rate set weekly by the remarketing agent (5.90% at both June 30, 1997 and December 31,
1996, including the amortization of deferred financing costs). The bond payments are secured by a $7,823 irrevocable direct pay letter of credit. The bonds contain covenants which require 20% of the apartment homes to be leased or held available for lease to low or
moderate income families.                                                 7,635          7,635
                                                                       --------       --------
     Subtotal........................................................    28,435         28,435
                                                                       --------       --------
Fixed Rate:

Cardiff Gardens is encumbered by a first deed of trust maturing May
1, 2004. Interest only payments are required monthly at a fixed
interest rate of 7.25%.                                                  12,870             --
                                                                       --------       --------
     Subtotal........................................................    12,870             --
                                                                       --------       --------
Credit Line:

Unsecured line of credit (the "Unsecured Line of Credit") with an aggregate borrowing amount of up to $200,000 maturing May 1999. This
line bears interest at various LIBOR rates plus 1.55%.                   40,800         49,000
                                                                       --------       --------
     Subtotal........................................................    40,800         49,000
                                                                       --------       --------
          Total Notes Payable........................................  $277,988       $273,688
                                                                       ========       ========

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Principal payments on outstanding notes payable as of June 30, 1997 are due as follows:

            1997......................................................  $ 21,461
            1998......................................................     1,396
            1999......................................................    42,301
            2000......................................................     1,615
            2001......................................................     1,734
            Thereafter................................................   209,481
                                                                        --------
                      Total...........................................  $277,988
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

5. SUBSEQUENT EVENTS

     In July 1997, the Company engaged in the following transactions:

     - Negotiated an amendment to its $200,000 Unsecured Line of Credit. The amendment included a one year extension to May 2000 from May 1999 and a reduction in the interest rate from various LIBOR rates plus 1.55% to various LIBOR rates plus .90%.

     - Purchased the Regency apartment community for $13,887. This community contains 195 apartment homes and is located in Daly City, California.

     - Announced the resignation of Geoffrey L. Baker, Vice President, Chief Development and Acquisitions Officer and Director, effective September 5, 1997.

     - Refinanced approximately $20,800 in tax-exempt bonds associated with its acquisition of City Heights Apartments, a 185-apartment home community in San Francisco, which the Company purchased in October 1995. The new variable rate 30-year tax-exempt bonds have been fixed for ten years at an all-in interest rate of approximately 5.8 percent. They replace $20.8 million in variable rate bonds which, as of June 30, 1997, carried an all-in interest rate of approximately 6.5 percent. The fully amortizing bonds were reissued by the city of San Francisco and are rated AAA by Standard & Poor's. Credit enhancement for the refinancing was provided by the Federal National Mortgage Association ("FNMA").

     As of August 7, 1997, the Company had elected to issue an additional 1,809 shares of common stock to limited partners of the Countrybrook Partnership who had requested a redemption of their Countrybrook Partnership Units for cash. All of these shares had been issued as of August 7, 1997.

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

RESULTS OF OPERATIONS

     The following discussion sets forth historical results of operations for the Company for the quarters ended June 30, 1997 and 1996. The following table outlines the communities acquired or leased-up during 1996 and 1997:

1996 ACQUISITION COMMUNITIES
---------------------------------------------
COMMUNITY                     DATE ACQUIRED
----------------------------  ---------------
Parc Centre(a)                May 15, 1996
Parkside Commons              May 15, 1996
Sunset Towers(b)              May 22, 1996
Countrybrook(c)               July 12, 1996
Larkspur Canyon(d)            July 19, 1996
The Fountains                 July 26, 1996
Mill Creek(e)                 July 26, 1996
Crowne Ridge (formerly
  Channing Heights)(f)        August 7, 1996
Lafayette Place (formerly
  Martinique Gardens)(g)      August 7, 1996
1997 ACQUISITION COMMUNITIES(J)
---------------------------------------------
COMMUNITY                     DATE ACQUIRED
----------------------------  ---------------
SummerWalk (formerly Rancho
  Penasquitos)                January 3, 1997
TimberWood (formerly The
  Village)                    March 13, 1997
SunScape (formerly Banbury
  Cross)                      April 1, 1997
Cardiff Gardens               April 18, 1997
Villa Serena                  April 25, 1997
Amador Oaks                   April 30, 1997
Genesee Gardens               May 16, 1997

           1996 DEVELOPMENT COMMUNITY
-------------------------------------------------
          COMMUNITY            DATE STABILIZED(H)
-----------------------------  ------------------
Rosewalk(i)                    February 1997

     The 1996 and 1997 Acquisition and Development Communities are collectively termed the "Acquisition Communities."
---------------

(a) Substantial reconstruction at Parc Centre was completed during the quarter ended June 30, 1997. The reconstruction included the replacement of the community's roofs, repairing and repainting exterior siding, substantially refurbishing its landscaping, redecorating the interior of all apartment homes, rebuilding its leasing facility and fitness center and gating the community.

(b) Sunset Towers is undergoing substantial reconstruction including moving and rebuilding the community's leasing facility, upgrading all of its interior hallways and foyers, modifying its exterior siding, upgrading its landscaping and repairing its roofs and boilers.

(c) Countrybrook is undergoing substantial reconstruction including the replacement of the community's leasing facility and fitness center, repairing and repainting its exterior siding, replacing the community's roofs, adding approximately 115 garages, substantially upgrading its landscaping and gating the community.

(d) Substantial reconstruction at Larkspur Canyon was completed during the quarter ended June 30, 1997. This reconstruction included repairing and repainting the community's exterior, replacing the leasing facility and fitness center and adding garages and a gate system.

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

(g) Lafayette Place, formerly known as Martinique Gardens, is undergoing substantial reconstruction including replacing its roofs, repairing and repainting its exterior siding, replacing all apartment home interiors, rebuilding its leasing facility and fitness center, adding a substantial number of new garages, replacing its roadways, the swimming pool and all of the landscaping.

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

(j) All of the 1997 Acquisition Communities are undergoing, or will be undergoing in the future, substantial reconstruction and repositioning programs.

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

  COMPARISON OF THE QUARTER ENDED JUNE 30, 1997 TO THE QUARTER ENDED JUNE 30,
                                     1996.

     The Company's results of operations are summarized as follows for the quarters ended June 30, 1997 and 1996 (Dollars in thousands):

                                               FOR THE QUARTER
                                               ENDED JUNE 30,
                                             -------------------
                                              1997        1996         $-CHANGE       %-CHANGE
                                             -------     -------       --------       --------
    Revenue:
      Rental...............................  $28,817     $17,906       $10,911           60.9 %
      Other................................      963         487           476           97.7 %
                                             -------     -------       -------        -------
         Total revenue.....................   29,780      18,393        11,387           61.9 %
                                             -------     -------       -------        -------
    Expenses:
      Property operating...................    6,772       4,108         2,664           64.8 %
      Property taxes.......................    2,250       1,465           785           53.6 %
      General and administrative...........    1,517         814           703           86.4 %
      Abandoned project costs..............      450          50           400          800.0 %
      Interest and financing...............    3,800       3,635           165            4.5 %
      Depreciation and amortization........    6,426       4,226         2,200           52.1 %
                                             -------     -------       -------        -------
         Total expenses....................   21,215      14,298         6,917           48.4 %
                                             -------     -------       -------        -------
    Income before minority interest and
      extraordinary item...................    8,565       4,095         4,470          109.2 %
    Minority interest......................      (86)        (12)          (74)         616.7 %
                                             -------     -------       -------        -------
    Income before extraordinary item.......    8,479       4,083         4,396          107.7 %
    Extraordinary item.....................       --        (511)          511         (100.0 %)
                                             -------     -------       -------        -------
    Net income.............................  $ 8,479     $ 3,572       $ 4,907          137.4 %
                                             =======     =======       =======        =======

     Revenue from rental property increased primarily as a result of the addition of the Acquisition Communities. The 1996 and 1997 Acquisition Communities contributed $4,835 and $3,299, respectively, to the increase. The 1996 Development Community contributed $1,220 to the increase. The remainder of the portfolio increased rental revenue by $1,557, of which $1,452 was attributable to the Same Store communities (defined below).

     Other income increased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 primarily as a result of the additional miscellaneous income from the Acquisition Communities.

     Property operating expenses increased primarily as a result of the addition of the Acquisition Communities. Of the $2,664 increase, $1,302 was attributable to the 1996 Acquisition Communities, $154 was attributable to the 1996 Development Community and $895 was attributable to the 1997 Acquisition Communities. The remainder of the portfolio increased property operating expenses by $313, of which $184 was attributable to the Same Store communities (defined below). In addition, the Acquisition Communities contributed $810 to the increase in property taxes and the remainder of the portfolio decreased by $25.

     General and administrative costs increased for the quarter ended June 30, 1997 as compared with the quarter ended June 30, 1996, primarily due to the growth in employee-related costs and costs needed to manage the Acquisition Communities. Abandoned project costs increased due to a one-time write-off of $450 as a result of the termination of the Company's efforts to acquire a multifamily portfolio. The 1997 and 1996 amounts are net of $1,504 and $470, respectively, of allocated indirect project costs capitalized to construction and reconstruction projects, representing approximately 43% and 35% of total general and administrative expense, which includes abandoned project costs, for the quarters ended June 30, 1997 and 1996, respectively.

     Interest and financing expense increased for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 due to increased borrowing for new acquisitions offset in part by higher capitalization of interest from increased development, construction and reconstruction activity and a lower overall cost of funds.

     Depreciation and amortization expense increased due to the addition of the Acquisition Communities.

     THE COMPANY'S RESULTS OF PROPERTY OPERATIONS (EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION -- "EBITDA") FOR THE "SAME STORE" COMMUNITIES (1) IS SUMMARIZED BELOW FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996:

                                                   FOR THE QUARTER
                                                   ENDED JUNE 30,
                                                 -------------------
              (DOLLARS IN THOUSANDS)              1997        1996       $-CHANGE     %-CHANGE
                                                 -------     -------     --------     --------
    Revenue....................................  $18,377     $16,810      $1,567(2)      9.3%
    Expenses...................................    5,261       5,099         162(3)      3.2%
                                                 -------     -------      ------        ----
    EBITDA.....................................  $13,116     $11,711      $1,405        12.0%
                                                 =======     =======      ======        ====

---------------

(1) The Same Store communities consist of 24 apartment communities comprising a total of 6,230 apartment homes. These communities include all those which were owned for all of 1996 and during the six months ended June 30, 1997 and to which the Company made no major renovations after January 1, 1996.

(2) Same Store revenues increased due to rental increases of $1,452, lease termination fee increases of $41 and a net increase in other income of $74.

(3) Same Store expenses increased primarily as a result of a one-time property tax escape assessment charge of $77 in the quarter ended June 30, 1997, a $40 increase in repairs and maintenance and the purchase of additional, portfolio-wide earthquake insurance commencing in July 1996 resulting in $61 of expense in the quarter ended June 30, 1997. Other miscellaneous Same Store expenses decreased $16.

CURRENT DEVELOPMENT COMMUNITIES

     The Company has acquired four land sites on which it is building, or plans to commence building in the future, the following Current Development Communities which will contain an aggregate of approximately 1,527 apartment homes.

     - TOSCANA, SUNNYVALE, CA. The Company purchased this partially built and abandoned 17.8 acre site in May 1996 on which the Company is building 710 apartment homes. The original total budgeted construction cost of this community is $95.7 million. The site, located approximately at the intersection of Highway 101 and Lawrence Expressway, is at the center of Silicon Valley. This Current Development Community will contain a large leasing pavilion, business center, fitness center, two swimming pools, including one 75 foot lap pool, a small commercial area, secure underground parking and a perimeter gate system. Stabilized operations are expected in the fourth quarter of 1998, and the first apartment homes were completed and occupied in July of 1997.

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

     - SAN FRANCISCO, CA SITE. The Company acquired, through a limited partnership in which it is the sole general partner, a portion of a city block in the Rincon Hill area of San Francisco for approximately $7.8 million. The Company intends to build twin, 16-story towers on top of a four story parking garage on this site. As currently planned, the community will have between 201 and 220 apartment homes, approximately 2,900 square feet of retail space and between 224 and 271 controlled access parking spaces. The site is on Beale Street, between Harrison and Folsom Streets, almost two blocks north of the Bay Bridge, approximately three blocks south of Market Street and three blocks west of the Embarcadero and San Francisco Bay. The Company has received substantially all necessary public approvals for the project. The Company expects to begin construction of the community early next year, with initial occupancy expected in early 1999. The community will contain one, two and three bedroom apartment homes, with resident amenities including a health club, meeting and conference rooms, business center, leasing pavilion and parking deck gardens.

     For new development communities, the Company's goal, on average, is to achieve projected EBITDA as a percentage of total budgeted construction cost of approximately 10%. Projected EBITDA as a percentage of total budgeted construction cost represents EBITDA projected to be received in the first calendar year after a community reaches stabilized occupancy (i.e., the first month when the community has a weighted average physical occupancy of at least 95%), based on current market rents, less projected stabilized property operating and maintenance expenses, before interest, income taxes, depreciation and amortization. Total budgeted construction cost is based on current construction costs, including interest capitalized during the construction period. Market rents and construction costs reflect those prevailing in the community's market at the time the Company's development budgets are prepared taking into consideration certain changes to those market conditions anticipated by the Company at the time. Although the Company attempts to anticipate changes in market conditions, the Company cannot predict with certainty what those changes will be. For example, upon the acquisition of the Toscana land site in May 1996, the Company estimated that the total budgeted construction cost would be $95.7 million. Since that time, the Company has obtained bids for the construction of the first two phases of this four-phase project. Construction costs are increasing and management believes that when the last two phases are bid late in 1997, the total construction cost for this development will be higher than the original budget. Nonetheless, because of increases in prevailing market rents management believes that it will still be able to achieve projected EBITDA as a percentage of total budgeted construction cost of at least 10%. Management believes that it may experience similar increases in construction costs and market rents with respect to the CentreMark and Paseo Alameda development communities.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has considered its short-term liquidity needs and anticipates that these needs will be fully funded from cash flows provided by operating activities. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the distributions required with respect to its Series C Cumulative Redeemable Preferred Stock and the distributions required to maintain the Company's REIT qualification under the Code.

     The Company expects to fund certain committed construction, acquisition and reconstruction projects with a combination of working capital and borrowings under the Unsecured Line of Credit. The Company intends to use available working capital first and available proceeds under its Unsecured Line of Credit second.

     As of June 30, 1997, the proceeds from the Unsecured Line of Credit were used primarily for the acquisition, development and construction of the four Current Development Communities and reconstruction of the 1996 and 1997 Acquisition Communities.

     In April 1997, the Company assumed $12,870,000 of seller financing in connection with the acquisition of the Cardiff Gardens community.

     The Company's outstanding debt as of June 30, 1997 is summarized as follows:

  (DOLLARS IN THOUSANDS)       BALANCE      AVAILABLE         MATURES        RATE      INTEREST RATE PROTECTION
                               --------     ---------     ---------------    -----     ------------------------
Tax-exempt variable rate       $ 88,520     $      --     November 2022-     6.48%(a)      Interest rate is
  under interest rate swap                                   June 2025                  fixed until June 2010.
Tax-exempt variable rate         87,380            --     November 2007-     5.88%(b)      Interest rate is
  under interest rate swap                                  March 2017                 fixed until March 2004.
Tax-exempt fixed rate            19,983            --       March 2012       7.87%(c)      Interest rate is
                                                                                       fixed until April 2002.
Tax-exempt variable rate         20,800            --       March 2018       6.53%(d)
Tax-exempt variable rate          7,635            --       March 2023       5.90%(e)
Fixed rate                       12,870            --        May 2004        7.25%
                               --------      --------
         Subtotal               237,188            --
$200,000 Unsecured
Line of Credit(f)                40,800       159,200        May 1999        LIBOR+1.55%
                               --------      --------
         Total                 $277,988     $ 159,200
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

(d) The 6.53% rate represents an all-in financing cost, including amortization of all deferred financing costs. The Company refinanced these bonds in July 1997. The new variable rate 30-year tax-exempt bonds have been fixed for ten years at an all-in interest rate of 5.8%.

(e) The 5.90% rate represents an all-in financing cost, including amortization of all deferred financing costs. The debt floats in a seven-day put bond mode with a current interest rate of 4.00%.

(f) Amounts drawn on the Unsecured Line of Credit were used primarily for development, construction and reconstruction purposes. On July 2, 1997, the Company received a one year extension on the Unsecured Line of Credit, which extended the maturity date to May 2000, along with a reduction in the interest rate to LIBOR+0.90%.

     In January 1997, the Company sold in an underwritten public offering 1,400,000 shares of common stock at a price of $37.125 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $49.2 million. The net proceeds were used to repay borrowings under the Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the SummerWalk (formerly Rancho Penasquitos) acquisition.

     In April 1997, the Company sold in a direct placement 1,662,000 shares of common stock at a price of $36.125 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $58.6 million. The net proceeds were used to repay borrowings under the Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including TimberWood (formerly The Village), SunScape (formerly Banbury Cross) and Cardiff Gardens.

     In May 1997, the Company received credit ratings from Standard & Poor's ("S&P") and Moody's Investors Service ("Moody's"). S&P assigned a BBB corporate credit rating to the Company and a BBB-rating to the Company's cumulative preferred stock shelf registration and noted a stable outlook for the Company. Moody's assigned a rating of "baa3" to the Company's cumulative preferred stock.

     As a result of the credit ratings from S&P and Moody's, the Company, in June 1997, sold in a underwritten public offering 2,300,000 shares of 8.5 percent, five year non-call, Series C Cumulative Redeemable Preferred Stock at a price of $25 per share. The net proceeds, after all anticipated issuance costs, were approximately $55.5 million. The net proceeds were used to reduce borrowings under the Unsecured

Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including amounts borrowed to fund the acquisition of the Villa Serena, Amador Oaks and Genesee Gardens communities and one land site in San Francisco.

     The Company anticipates that its cash flow and cash available from its $200 million Unsecured Line of Credit will be adequate to meet its liquidity requirements for the foreseeable future. The Company anticipates that dividends will be paid from Funds Available for Distribution (defined below).

     Net cash provided by operations for the six months ended June 30, 1997 increased to $28,251,000 from $16,493,000 for the six months ended June 30, 1996, primarily due to higher net income before noncash charges for depreciation and amortization from the addition of the Acquisition Communities, and an increase in certain refundable security deposits payable. This increase is offset in part by increases in other assets primarily due to certain increases in prepaid insurance, security deposit reserves and an operating impound account as required in connection with the acquisition of Countrybrook.

     Net cash used for investing activities was $163,847,000 and $104,193,000 for the six months ended June 30, 1997 and 1996, respectively. This increase reflects the expenditures for the purchases of the 1997 Acquisition Communities, the amounts used to complete construction of the Rosewalk community, the acquisition, development and construction of the Current Development Communities and the costs incurred on the refurbishment and reconstruction projects.

     Net cash provided by financing activities was $136,522,000 and $86,512,000 for the six months ended June 30, 1997 and 1996, respectively. This increase is primarily due to the net proceeds received by the Company from the January and April 1997 common stock offerings, and the June 1997 offering of the Series C Cumulative Redeemable Preferred Stock, offset in part by the increased dividends paid, and notes payable principal payments.

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

NATURAL DISASTERS

     Many of the communities are located in the general vicinity of active earthquake faults. In June 1997, the Company obtained a seismic risk analysis from an engineering firm which estimated the probable maximum loss ("PML") for each of the 41 communities owned at that time and Toscana, a community currently under construction, individually and for all of such communities combined. To establish a PML, the engineers first define a severe earthquake event for the applicable geographic area, which is an earthquake that has only a 10% likelihood of occurring over a 50-year period. The PML is determined as the structural and architectural damage and business interruption loss that has a 10% probability of being exceeded in the event of such an earthquake. Because the communities are concentrated in the San Francisco Bay Area, the engineers' analysis defined an earthquake on the San Andreas Fault with a Richter Scale magnitude of 8.0 as a severe earthquake with a 10% probability of occurring within a 50-year period, and established an aggregate PML at that time of $63.8 million for the 41 communities owned at that time and Toscana, which is a PML level that is expected to be exceeded only 10% of the time in the event of such a severe earthquake. This aggregate PML could be higher as a result of variations in soil classifications and structural vulnerabilities. Two of the communities had individual PMLs of 30%, while seven communities had PMLs of 25%, and the remaining 33 communities owned at such time each had PMLs of 20% or less. The Company has obtained an individual PML assessment for the one community acquired since June 1997. That community had an individual PML of 30%. No assurance can be given that an earthquake would not cause damage or losses greater than the PML assessments indicate, that future PML levels will not be higher than the current PML levels for the communities, or that future acquisitions or developments will not have PML assessments indicating the possibility of greater damage or losses than currently indicated.

     In July 1997, the Company renewed its earthquake insurance, both for physical damage and lost revenues, with respect to the 41 communities then owned and Toscana. In addition, the community acquired subsequent to June 1997 is included under the Company's earthquake insurance policy. For any single occurrence, the Company self-insures the first $25 million of loss, and has in place $35 million of coverage above this amount, with a 5% deductible subject to a maximum of $2.43 million. In addition, the Company's general liability and property casualty insurance provides coverage for personal liability and fire damage. In the event that an uninsured disaster or a loss in excess of insured limits were to occur, the Company could lose its capital invested in the affected community, as well as anticipated future revenues from such community, and would continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect the business of the Company and its financial condition and results of operations.

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

     For the quarter ended June 30, 1997, FFO increased to $14,591,000 from $8,179,000 for the quarter ended June 30, 1996. This increase is primarily due to higher net income and real estate depreciation add back due to the addition of the Acquisition Communities.

     Funds from Operations and Funds Available for Distribution for the quarters ended June 30, 1997, March 31, 1997, December 31, 1996, September 30, 1996 and June 30, 1996 are summarized as follows:

   CALCULATION OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

                                                             QUARTER ENDED
                                  -------------------------------------------------------------------
 (DOLLARS IN THOUSANDS, EXCEPT     JUNE 30,      MAR. 31,      DEC. 31,      SEPT. 30,     JUNE 30,
         PER UNIT DATA)              1997          1997          1996          1996          1996
                                  -----------   -----------   -----------   -----------   -----------
Net income......................  $     8,479   $     7,771   $     7,014   $     5,845   $     3,572
Series C preferred dividend
  requirement...................         (149)           --            --            --            --
Depreciation -- real estate
  assets........................        6,173         5,462         5,201         4,899         4,008
Extraordinary item..............           --            --            --            --           511
Non-recurring adjustments to net
  income:
  Amortization of non-recurring
     costs, primarily legal,
     from the issuance of
     tax-exempt bonds(1)........           88            88            87            87            88
                                   ----------    ----------    ----------    ----------    ----------
FFO(2)..........................       14,591        13,321        12,302        10,831         8,179
Recurring adjustments to net
  income:
  Amortization of origination
     fees on credit
     facilities(3)..............           --            --            --            --            41
  Amortization of
     reincorporation costs......            7             7             7             7             7
  Amortization of credit
     enhancement costs(4).......           38            38            38            38            38
  Depreciation -- non real
     estate assets..............          120           105            79            49            38
  Capital expenditures(5).......         (471)         (281)         (448)         (457)         (252)
  Loan principal payments.......         (213)         (157)         (175)         (131)          (88)
                                   ----------    ----------    ----------    ----------    ----------
Funds Available for Distribution
  ("FAD").......................  $    14,072   $    13,033   $    11,803   $    10,337   $     7,963
                                   ==========    ==========    ==========    ==========    ==========
Weighted average shares
  outstanding(6)................   24,833,801    22,989,978    22,000,544    19,686,087    15,205,997
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

(5) Capital improvements represent amounts expended primarily at communities acquired or developed prior to 1996. A breakdown of the expenditures for the quarter ended June 30, 1997 is as follows:

                                                                   TOTAL             PER UNIT
                                                               QUARTER ENDED      QUARTER ENDED
                                                               JUNE 30, 1997      JUNE 30, 1997
                                                               --------------     --------------
    Non-revenue generating:
      Exterior painting......................................      $  262              $ 25
      Leasing pavilion rehabilitation........................          65                 6
      Landscaping............................................          55                 5
      Security gate system...................................          19                 2
      Other capital expenditures.............................          70                 7
                                                                   ------             -----
         Subtotal -- capital expenditures....................         471                45
                                                                   ------             -----
    Revenue generating:
      Water submeters........................................         288                27
      Appliances.............................................         222                21
      Trash compactors.......................................         136                13
      Fixtures...............................................         114                11
      TV cable system........................................          68                 6
                                                                   ------             -----
         Subtotal............................................         828                78
                                                                   ------             -----
              Total capital improvements.....................      $1,299              $123
                                                                   ======             =====

     The Company, as a matter of policy, expenses any apartment-related expenditure of less than $5. These normally include any expenditure related to the interior of an apartment. The Company typically capitalizes non-revenue generating expenditures such as those for new security gate systems, leasing pavilion reconstruction and redecorating, roofing repair and replacement, exterior siding repair and repainting and parking area resurfacing. The Company also capitalizes revenue generating expenditures and cashflow enhancing improvements such as those expended for construction of new garages or installation of water conservation devices which almost immediately and permanently either earn additional revenue or reduce expenses. Appliances represent primarily the acquisition of washer/dryer units for apartments which generate additional rental and other income. Capitalized expenditures as described here exclude major reconstruction costs incurred in conjunction with the acquisition and repositioning of newly purchased apartment communities. Such costs are added to the purchase price of those communities. The per unit calculation for the quarter is based on the ending number of units in the portfolio at June 30, 1997.

(6) The weighted average shares outstanding shown differs from the weighted average shares outstanding for the purpose of calculating earnings per share because the conversion of preferred stock is antidilutive for calculating earnings per share, but dilutive for the purposes of calculating FFO per share.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     (c) Recent Sales of Unregistered Securities

     On July 12, 1996, the Company entered into an Agreement of Limited Partnership of Bay Countrybrook L.P. (the "Countrybrook Partnership"), the general partner of which is Bay GP, Inc., a wholly-owned subsidiary of the Company, for the purpose of acquiring the Countrybrook community. In connection with the formation of the Countrybrook Partnership, 298,577 units of limited partnership interests ("Units") were issued to the existing partners of the contributor of the Countrybrook community pursuant to an exemption from registration provided in Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of the limited partnership agreement, holders of Units have the right to require the Countrybrook Partnership to redeem their Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of Units in satisfaction of the Countrybrook Partnership's obligation to redeem the Units for cash. During the period April 1, 1997 through June 30, 1997, 122,797 Units have been redeemed by the Company in exchange for shares of common stock pursuant to the exemption from registration provided in Rule 506 of Regulation D under the Securities Act. The Company is relying on the exemption provided in Rule 506 based upon factual respresentations received from the recipients of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on April 25, 1997. The shareholders voted to elect Gilbert M. Meyer, Geoffrey L. Baker, Max L. Gardner, Bruce A. Choate, John J. Healy, Jr., Brenda J. Mixson and Thomas H. Nielsen to serve as directors of the Company until the 1998 Annual Meeting of Shareholders and until their respective successors are duly elected and qualified.

     17,206,539 votes were cast for, and 19,457 votes were withheld from the election of Mr. Meyer.
     17,206,539 votes were cast for, and 19,457 votes were withheld from the election of Mr. Baker.
     17,206,539 votes were cast for, and 19,457 votes were withheld from the election of Mr. Gardner.
     17,206,539 votes were cast for, and 19,457 votes were withheld from the election of Mr. Choate.
     17,206,539 votes were cast for, and 19,457 votes were withheld from the election of Mr. Healy.
     17,206,539 votes were cast for, and 19,457 votes were withheld from the election of Ms. Mixson.
     17,206,539 votes were cast for, and 19,457 votes were withheld from the election of Mr. Nielsen.

     The shareholders voted to ratify the 1994 Stock Incentive Plan, as amended and restated. 16,452,947 votes were cast in favor of this proposal, 753,248 votes were cast against it, 19,800 votes abstained and 1 broker non-vote was recorded.

     The shareholders also voted to ratify the Board of Director's appointment of Coopers & Lybrand LLP to serve as independent accountants for the Company for the fiscal year ending December 31, 1997. 17,215,016 votes were cast in favor of this proposal, 4,300 votes were cast against it, and 6,680 votes abstained. No broker non-votes were recorded.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     INDEX TO EXHIBITS

    EXHIBIT NO.                                     DESCRIPTION
    -----------     ----------------------------------------------------------------------------
     3(i).1         Amended and Restated Articles of Incorporation of the Company. (Incorporated
                    by reference to Exhibit 3(i).1 to Form 8-B of Bay Apartment Communities,
                    Inc. dated June 8, 1995.)
     3(i).2         Forms of Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay Apartment Communities, Inc. dated
                    September 25, 1995.)
     3(i).3         Articles Supplementary relating to the Series B Preferred Stock of the
                    Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay
                    Apartment Communities, Inc. dated May 6, 1996.)
     3(i).4         Articles Supplementary relating to the 8.50% Series C Cumulative Redeemable
                    Preferred Stock of the Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay Apartment Communities, Inc. dated July 25, 1997.)
     3(ii).1        Amended and Restated By-laws of the Company. (Incorporated by reference to
                    Exhibit 10.1 to Form 8-B of Bay Apartment Communities, Inc. dated June 8,
                    1995.)
    10.1            Agreement dated as of May 16, 1997, between the Company, J.E. Butler &
                    Associates, Inc. and AP Companies, Ltd., relating to the formation of Bay
                    Rincon, LP.
    27.1            Financial Data Schedule.

    (b) Reports on Form 8-K
    1.              Form 8-K of the Company dated April 21, 1997, regarding the acquisition of six additional properties by the Company, consisting of four apartment home communities and two land sites, for an aggregate purchase price of approximately $73.81 million.
    2.              Form 8-K/A of the Company dated April 21, 1997, conforming the signature page to the Form 8-K of the Company dated April 21, 1997.
    3.              Form 8-K/A of the Company dated June 16, 1997, regarding the acquisition of two additional apartment home communities by the Company.
    4.              Form 8-A of the Company dated June 18, 1997, filing the Form of Articles
                    Supplementary relating to rights and preferences of the 8.50% Series C
                    Cumulative Redeemable Preferred Stock of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BAY APARTMENT COMMUNITIES, INC.

Date: August 13, 1997                            /s/ GILBERT M. MEYER

                                          --------------------------------------
                                          Gilbert M. Meyer
                                          President and Chairman of the Board

Date: August 13, 1997                           /s/ JEFFREY B. VAN HORN

                                          --------------------------------------
                                          Jeffrey B. Van Horn
                                          Chief Financial Officer
                                          (Authorized Officer of the Registrant
                                          and Principal Financial Officer)

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                     EXHIBITS                                      PAGE
------     ------------------------------------------------------------------------  ------------
 10.1      Agreement dated as of May 16, 1997, between the Company, J.E. Butler &
           Associates, Inc. and AP Companies, Ltd., relating to the formation of
           Bay Rincon, LP..........................................................
 27.1      Financial Data Schedule.................................................