Form 10-Q
period 1997-09-30
BAY APARTMENT COMMUNITIES INC
filed 1997-11-13
CIK 915912

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                         COMMISSION FILE NUMBER 1-12672

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

                                 (408) 983-1500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                   SHARES OUTSTANDING                    DATE
    Common, $.01 par value               25,048,406                  November 6, 1997

================================================================================

                        BAY APARTMENT COMMUNITIES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                         PAGE
                                                                                        ------
                               PART I -- FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements (unaudited):
          Consolidated Balance Sheets as of September 30, 1997 and December 31,
          1996........................................................................       2
          Consolidated Statements of Operations for the Quarters ended September 30,
          1997 and 1996...............................................................       3
          Consolidated Statements of Operations for the Nine Months ended September
          30, 1997 and 1996...........................................................       4
          Consolidated Statements of Cash Flows for the Nine Months ended September
          30, 1997 and 1996...........................................................       5
          Notes to Consolidated Financial Statements..................................    6-14
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................   15-26
                                 PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings...........................................................      27
Item 2.   Changes in Securities.......................................................      27
Item 3.   Defaults Upon Senior Securities.............................................      27
Item 4.   Submission of Matters to a Vote of Security Holders.........................      27
Item 5.   Other Information...........................................................      27
Item 6.   Exhibits and Reports on Form 8-K............................................      28
Signatures............................................................................      29

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        BAY APARTMENT COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1997              1996
                                                                     -------------     ------------
                                                                      (UNAUDITED)
                                              ASSETS
Real estate assets:
  Land..............................................................  $   218,849        $152,277
  Buildings and improvements........................................      692,272         511,583
  Furniture, fixtures and equipment.................................       49,377          35,542
                                                                       ----------        --------
                                                                          960,498         699,402
  Less accumulated depreciation.....................................      (71,208)        (52,554)
                                                                       ----------        --------
  Operating real estate assets......................................      889,290         646,848
  Construction in progress..........................................      123,076          50,945
                                                                       ----------        --------
     Net real estate assets.........................................    1,012,366         697,793
Cash and cash equivalents...........................................        3,829             920
Restricted cash.....................................................        1,431             960
Other assets, net...................................................       30,072          12,236
                                                                       ----------        --------
          Total assets..............................................  $ 1,047,698        $711,909
                                                                       ==========        ========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable.......................................................  $   336,552        $273,688
Accounts payable and accrued expenses...............................        8,737           5,450
Dividends payable...................................................       11,878           8,939
Other liabilities...................................................        8,781           4,553
                                                                       ----------        --------
     Total liabilities..............................................      365,948         292,630
                                                                       ----------        --------
Contingencies (Note 4)..............................................           --              --
                                                                       ----------        --------
Minority interest...................................................        9,345           7,002
                                                                       ----------        --------
Shareholders' equity:
  Preferred stock, $.01 par value; 25,000,000 shares authorized;
     2,308,800 shares of Series A outstanding at both September 30,
     1997 and December 31, 1996; 405,022 shares of Series B
     outstanding at both September 30, 1997 and December 31, 1996;
     2,300,000 shares of Series C outstanding at September 30, 1997
     and no shares of Series C outstanding at December 31, 1996.....           50              27
  Common stock, $.01 par value; 40,000,000 shares authorized;
     24,968,136 shares outstanding at September 30, 1997; 19,007,988
     shares outstanding at December 31, 1996........................          250             190
  Paid-in capital...................................................      701,717         435,723
  Dividends in excess of accumulated earnings.......................      (29,612)        (23,663)
                                                                       ----------        --------
     Total shareholders' equity.....................................      672,405         412,277
                                                                       ----------        --------
          Total liabilities and shareholders' equity................  $ 1,047,698        $711,909
                                                                       ==========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   QUARTER ENDED      QUARTER ENDED
                                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                                        1997               1996
                                                                   --------------     --------------
Revenue:
  Rental.........................................................     $ 31,583           $ 22,380
  Other..........................................................        1,155                670
                                                                       -------            -------
     Total revenue...............................................       32,738             23,050
                                                                       -------            -------
Expenses:
  Property operating.............................................        7,561              5,407
  Property taxes.................................................        2,405              1,840
  General and administrative.....................................        1,718                997
  Abandoned project costs........................................          140                 --
  Interest and financing.........................................        3,243              3,743
  Depreciation and amortization..................................        6,927              5,080
                                                                       -------            -------
     Total expenses..............................................       21,994             17,067
                                                                       -------            -------
Income before minority interest..................................       10,744              5,983
Minority interest................................................          (91)              (138)
                                                                       -------            -------
Net income.......................................................       10,653              5,845
Preferred dividend requirement:
  Series A and B.................................................       (1,174)            (1,118)
  Series C.......................................................       (1,222)                --
                                                                       -------            -------
Earnings available to common shares..............................     $  8,257           $  4,727
                                                                       =======            =======
Earnings per common share:
  Income before minority interest................................     $   0.36           $   0.29
  Minority interest..............................................           --              (0.01)
                                                                       -------            -------
  Earnings available to common shares............................         0.36               0.28
                                                                       =======            =======
Dividends declared per common share..............................     $   0.42           $   0.40
                                                                       =======            =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             NINE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                                             ------------------     ------------------
Revenue:
  Rental...................................................       $ 85,794               $ 56,381
  Other....................................................          2,982                  1,538
                                                                   -------                -------
     Total revenue.........................................         88,776                 57,919
                                                                   -------                -------
Expenses:
  Property operating.......................................         20,306                 13,253
  Property taxes...........................................          6,568                  4,528
  General and administrative...............................          4,602                  2,673
  Abandoned project costs..................................            670                     50
  Interest and financing...................................         10,360                 10,850
  Depreciation and amortization............................         19,053                 13,277
                                                                   -------                -------
     Total expenses........................................         61,559                 44,631
                                                                   -------                -------
Income before minority interest and extraordinary item.....         27,217                 13,288
Minority interest..........................................           (315)                  (165)
                                                                   -------                -------
Income before extraordinary item...........................         26,902                 13,123
Extraordinary item.........................................             --                   (511)
                                                                   -------                -------
Net income.................................................         26,902                 12,612
Preferred dividend requirement:
  Series A and B...........................................         (3,466)                (3,117)
  Series C.................................................         (1,371)                    --
                                                                   -------                -------
Earnings available to common shares........................       $ 22,065               $  9,495
                                                                   =======                =======
Earnings per common share:
  Income before minority interest and extraordinary item...       $   1.03               $   0.74
  Minority interest........................................          (0.02)                 (0.01)
                                                                   -------                -------
  Income before extraordinary item.........................           1.01                   0.73
  Extraordinary item.......................................             --                  (0.04)
                                                                   -------                -------
  Earnings available to common shares......................       $   1.01               $   0.69
                                                                   =======                =======
Dividends declared per common share........................       $   1.24               $   1.20
                                                                   =======                =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             NINE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                                             ------------------     ------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income...............................................      $   26,902             $   12,612
NONCASH EXPENSES INCLUDED IN NET INCOME:
  Depreciation and amortization............................          19,053                 13,277
  Minority interest........................................             315                    165
  Extraordinary item.......................................              --                    511
CASH PROVIDED BY (USED FOR) OPERATING ASSETS AND
  LIABILITIES:
  Restricted cash..........................................            (471)                  (787)
  Other assets.............................................         (18,235)                (1,202)
  Accounts payable and accrued expenses....................           3,287                  2,633
  Other liabilities........................................           4,228                  1,821
                                                                  ---------              ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................          35,079                 29,030
                                                                  ---------              ---------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Capital improvements.....................................          (2,702)                  (871)
  Acquisition of properties................................        (196,984)              (144,043)
  Construction in progress.................................        (101,787)               (53,467)
                                                                  ---------              ---------
NET CASH (USED FOR) INVESTING ACTIVITIES...................        (301,473)              (198,381)
                                                                  ---------              ---------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from stock offerings, net of issuance costs.....         260,372                183,507
  Exercise of stock options and issuances under employee
     stock purchase plan...................................             827                    476
  Dividend reinvestment plan...............................           1,192                     --
  Notes payable principal payments.........................            (739)                  (306)
  Borrowings on notes payable..............................          28,435                     --
  Repayments of notes payable..............................         (28,435)                    --
  Borrowings on construction notes payable.................              --                     21
  Borrowings on lines of credit............................         294,900                157,000
  Repayments on lines of credit............................        (256,900)              (154,700)
  Partner and minority interest distributions, net of
     contributions.........................................            (437)                   (56)
  Dividends paid...........................................         (29,912)               (17,337)
                                                                  ---------              ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES..................         269,303                168,605
                                                                  ---------              ---------
Increase (decrease) in cash and cash equivalents...........           2,909                   (746)
Cash and cash equivalents, beginning of period.............             920                  1,677
                                                                  ---------              ---------
Cash and cash equivalents, end of period...................      $    3,829             $      931
                                                                  =========              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)..................      $    9,578             $   10,935
                                                                  =========              =========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Noncash transfers of construction in progress............      $   29,656             $   26,602
                                                                  =========              =========
  Assumption of notes payable by the Company...............      $   25,603             $   27,868
                                                                  =========              =========
  Contribution of minority interest........................      $    6,151             $    7,270
                                                                  =========              =========
  Conversion of Countrybrook Units.........................      $    3,916             $       --
                                                                  =========              =========
  Dividends declared but not paid..........................      $   11,878             $    8,714
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

                        BAY APARTMENT COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

  Organization, Initial Public Offering and Subsequent Offerings

     Bay Apartment Communities, Inc. (the "Company") and its wholly-owned partnerships and subsidiaries were formed in 1978 to develop, lease and manage upscale apartment communities. Before March 17, 1994, the Company was a part of the Greenbriar Group which consisted of the Greenbriar Development Company and certain affiliated entities. The Greenbriar Group included one land parcel held for future development, 12 apartment communities transferred to the Company in the reorganization transactions and the partnerships that held 11 of these apartment communities. The Greenbriar Development Company became Bay Apartment Communities, Inc. as a result of certain reorganization transactions in connection with the sale of shares of common stock in an initial public offering. Also included in this reorganization was the combination of building and management affiliates into the Company. The Company is a self-administered and self-managed real estate investment trust ("REIT") which acquires, builds, owns and manages apartment communities primarily in Northern California. At September 30, 1997, the Company owned 46 apartment communities, of which 35 are in Northern California, ten are in Southern California, and one community is in the Seattle area, comprising 12,194 apartment homes, including the apartment homes delivered at Toscana -- a partially developed community. In addition to Toscana, the Company had four communities in Northern California under development.

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

     In May 1996, the Company issued 1,248,191 shares of common stock in a direct placement and 413,223 shares of common stock and 405,022 shares of Series B preferred stock in an underwritten offering and received $49,481 in net proceeds. The proceeds were used to purchase three communities, Parc Centre, Parkside Commons, and Sunset Towers, and to repay borrowings on a secured credit facility. The Company's secured credit facilities were subsequently closed, resulting in the write-off of $511, representing unamortized loan and non-use fees, which was recorded as an extraordinary item. On August 5, 1996, the Company completed an underwritten public offering of 5,750,000 shares of common stock and received $134,026 in net proceeds. The net proceeds were used to purchase two apartment communities, Crowne Ridge (formerly Channing Heights) and Lafayette Place (formerly Martinique Gardens), and to reduce amounts borrowed under the Company's unsecured line of credit, including amounts borrowed to purchase four apartment communities acquired prior to the closing of the offering; Countrybrook, Larkspur Canyon, The Fountains, and Mill Creek.

     In January 1997, the Company sold in an underwritten public offering 1,400,000 shares of common stock at a price of $37.125 per share. The net proceeds to the Company, of approximately $49,200, were used to reduce borrowings under the Company's unsecured line of credit, which were used to fund the acquisition and development of additional apartment communities, including the SummerWalk (formerly Rancho Penasquitos) acquisition.

     In April 1997, the Company sold in a direct placement 1,662,000 shares of common stock at a price of $36.125 per share. The net proceeds to the Company, of approximately $58,600, were used to reduce borrowings under the Company's unsecured line of credit, which were used to fund the acquisition and

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

development of additional apartment communities, including TimberWood (formerly The Village), SunScape (formerly Banbury Cross) and Cardiff Gardens.

     In June 1997, the Company sold in an underwritten public offering 2,300,000 shares of 8.5 percent, five year non-call Series C Cumulative Redeemable Preferred Stock at a price of $25 per share. The net proceeds to the Company, of approximately $55,500, were used to reduce borrowings under the Company's unsecured line of credit, which were used to fund the acquisition and development of additional apartment communities, including the Villa Serena, Amador Oaks and Mission Woods (formerly Genesee Gardens) communities and one land site in San Francisco, California.

     In September 1997, the Company sold in an underwritten public offering 2,645,000 shares of common stock at a price of $38.6875 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $97,000. The net proceeds were used to reduce borrowings under the Company's unsecured line of credit, which were used to fund the acquisition and development of additional apartment communities, including the Cedar Ridge (formerly Regency), The Park and Lakeside communities and one land site in Mountain View, California.

     The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the quarter ended September 30, 1997 are not necessarily indicative of the operating results for the full year. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods have been included.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned partnerships and subsidiaries. The accompanying consolidated financial statements also include the accounts of Bay Countrybrook L.P., a Delaware limited partnership (the "Countrybrook Partnership"). The general partner of the Countrybrook Partnership is a wholly-owned subsidiary of the Company, Bay GP, Inc., a Maryland corporation. The accompanying consolidated financial statements also include the accounts of Bay Rincon, LP, a California limited partnership (the "Rincon Partnership") and Bay Pacific Northwest, L.P. (the "Northwest Partnership"). The Company is the sole general partner of the Rincon Partnership and Northwest Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

  Bay Countrybrook L.P.

     In connection with the formation of the Countrybrook Partnership in July 1996, 298,577 units of limited partnership interests ("Countrybrook Units") were issued to the existing partners of the contributor of the Countrybrook community. Under the terms of the Countrybrook Partnership's Limited Partnership Agreement, holders of Countrybrook Units have the right to require the Countrybrook Partnership to redeem their Countrybrook Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of the Company's common stock to the holders of Countrybrook Units in satisfaction of the Countrybrook Partnership's obligation to redeem the Countrybrook Units for cash.

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Countrybrook Units converted into the Company's common stock aggregated 164,617 and 3,812 as of September 30, 1997 and December 31, 1996, respectively. Countrybrook Units redeemed for cash aggregated 762 as of September 30, 1997. No Countrybrook Units were redeemed for cash as of December 31, 1996.

  Bay Pacific Northwest, L.P.

     In connection with the formation of the Northwest Partnership in September 1997, 163,338 units of limited partnership interest ("Northwest Units") were issued to the existing partners of the contributor of the Gallery Place community. Under the terms of the Northwest Partnership's Limited Partnership Agreement, holders of Northwest Units have the right to require the Northwest Partnership to redeem their Northwest Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of the Company's common stock to the holders of Northwest Units in satisfaction of the Northwest Partnership's obligation to redeem the Northwest Units for cash. No Northwest Units were converted into the Company's common stock or redeemed for cash as of September 30, 1997.

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

  Capitalization of Costs During Development and Reconstruction

     Cost capitalization during development of constructed assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset is delivered and a certificate of occupancy is issued. Cost capitalization during reconstruction of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out of service for reconstruction and ends when the apartment home reconstruction is completed and the apartment home is placed in service.

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

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Deferred Financing Costs

     Included in other assets, net are costs associated with obtaining debt financing and credit enhancements. Such costs are being amortized over the term of the associated debt or credit enhancement.

  Cash and Cash Equivalents

     Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Interest income amounted to $96 and $58 for the quarters ended September 30, 1997 and 1996, respectively.

  Restricted Cash

     Restricted cash at September 30, 1997 and December 31, 1996 consists of replacement reserves related to the debt on the Barrington Hills, Crossbrook, Rivershore, Canyon Creek, Sea Ridge, Countrybrook, City Heights and Larkspur Canyon communities.

  Earnings per Common Share

     Earnings per share with respect to the Company for the quarters ended September 30, 1997 and 1996 is computed based upon the weighted average number of common shares outstanding during the period plus (in periods where they have a dilutive effect) the net additional number of shares which would be issuable upon the exercise of stock options assuming that the Company used the proceeds received to repurchase outstanding shares at market prices.

     Additionally, other potentially dilutive securities, which may not qualify as common stock equivalents, are considered when calculating earnings per share on a primary and fully diluted basis. The assumed conversion of such securities during the quarters ended September 30, 1997 and September 30, 1996, results in an antidilutive effect; therefore, earnings per share presentation on a primary and fully diluted basis is unnecessary. The weighted average number of shares outstanding utilized in the calculations are 23,063,145 and 16,946,542 for the quarters ended September 30, 1997 and September 30, 1996, respectively. Earnings per share is net of the preferred stock dividend requirements for the relevant period, which were $2,396 and $1,118 for the quarters ended September 30, 1997 and September 30, 1996, respectively.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

  Concentration of Geographic Risk

     The majority of the Company's apartment communities are located in Northern California and most of these Northern California communities are located in the San Francisco Bay Area. This geographic concentration could expose the Company to a significant loss should one event affect the entire area such as an earthquake or other environmental event.

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  Newly Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" and No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128, established standards for computing and presenting earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS No. 128 and No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Had the Company adopted SFAS No. 128 and No. 129 for the quarter and nine months ended September 30, 1997, the impact on the Company's earnings per share and financial statements is not expected to be material.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosure of Segment Information." SFAS No. 130 establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements and becomes effective for the Company for the fiscal year ending December 31, 1998. Comprehensive income includes unrealized gains and losses on securities currently reported by the Company as a component of stockholders' equity which the Company would be required to include in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the consolidated balance sheet. The Company has not yet determined what effect, if any, this pronouncement will have on the Company's results of operations.

     SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 becomes effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what effect, if any, this pronouncement will have on the Company's consolidated financial statements.

 2. INTEREST CAPITALIZED

     Interest costs associated with projects under development or reconstruction aggregating $2,009 and $894 for the quarters ended September 30, 1997 and 1996, respectively, have been capitalized.

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

 3. NOTES PAYABLE

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1997              1996
                                                                     -------------     ------------
TAX-EXEMPT VARIABLE RATE UNDER INTEREST RATE SWAPS:
Foxchase (Phase I and II) and Fairway Glen are encumbered by first deeds of trust which collateralize three housing bond issues maturing November 1, 2007. The Company has entered into an interest rate swap agreement with a financial institution under which the interest rate is fixed until March 2004 at an effective rate of
5.88%. Such bonds require monthly payments of interest only. The bonds contain covenants which require 20% of the apartment homes to be leased or held available for lease to low or moderate income
families...........................................................    $  35,980         $ 35,980
Waterford and Villa Mariposa are encumbered by first deeds of trust which collateralize two housing bond issues. The Company has entered into an interest rate swap agreement with a financial institution under which the interest rate is fixed until March 2004 at an effective rate of 5.88%. Such bonds require monthly payments of interest only and mature on August 1, 2014 and March 1, 2017, respectively. The bonds contain covenants which require 20% of the apartment homes to be leased or held available for lease to low or
moderate income families...........................................       51,400           51,400
Barrington Hills is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until
June 2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain covenants which require 20% of the apartment homes to be leased or held available
for lease to low or moderate income families.......................       13,224           13,338
Crossbrook is encumbered by a first deed of trust which
collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until
June 2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain covenants which require 20% of the apartment homes to be leased or held available
for lease to low or moderate income families.......................        8,508            8,579
Rivershore is encumbered by a first deed of trust which
collateralizes housing bond issues maturing November 15, 2022, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until June 2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain
convenants which require 20% of the apartment homes to be leased or
held available for lease to low or moderate income families........       10,344           10,445
Canyon Creek is encumbered by a first deed of trust which
collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until
June 2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain convenants which require 20% of the apartment homes to be leased or held available
for lease to low income families...................................       38,649           38,800
Sea Ridge is encumbered by a first deed of trust which
collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered into an interest rate swap agreement under which the interest rate is fixed until
June 2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain covenants which require 20% of the apartment homes to be leased or held available
for lease to low income families...................................       17,532           17,600

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1997              1996
                                                                     -------------     ------------
City Heights is encumbered by a first deed of trust which
collateralizes housing bond issues maturing June 1, 2025, partially amortizing over the term. The interest rate on the bonds is fixed until July 2007 at an effective interest rate of 5.80%, including the amortization of deferred financing costs. The bonds contain covenants which require 20% of the apartment homes to be leased or
held available for lease to low income families....................       20,766               --
Larkspur Canyon is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 1, 2025, partially amortizing over the term. The interest rate on the bonds is fixed until September 2002 at an effective interest rate of 5.50%, including the amortization of deferred financing costs. The bonds contain covenants which require 20% of the apartment homes to be leased or held available for lease to low or moderate income
families...........................................................        7,629               --
                                                                     -------------     ------------
     Subtotal......................................................      204,032          176,142
                                                                     -------------     ------------
TAX-EXEMPT FIXED RATE:
Countrybrook is encumbered by a first deed of trust which
collateralizes housing bond issues maturing March 1, 2012,
partially amortizing over the term. The interest rate on the bonds is fixed until April 2002 at an effective interest rate of 7.87%, including the amortization of deferred financing costs. The bonds contain covenants which require 20% of the apartment homes to be leased or held available for lease to low or moderate income
families...........................................................       19,917           20,111
                                                                     -------------     ------------
     Subtotal......................................................       19,917           20,111
                                                                     -------------     ------------
TAX-EXEMPT VARIABLE RATE:
City Heights was encumbered by a first deed of trust which
collateralized housing bond issues maturing March 1, 2018. Interest only payments were required monthly at a variable rate set weekly by the remarketing agent (6.50% at December 31, 1996, respectively, including the amortization of deferred financing costs). The bonds contained covenants which required 20% of the apartment homes to be leased or held available for lease to low income families. These
bonds were refinanced in July 1997.................................           --           20,800
Larkspur Canyon was encumbered by a first deed of trust which collateralized housing bond issues maturing March 1, 2023. Interest only payments were required monthly at a variable rate set weekly by the remarketing agent (5.90% at December 31, 1996, including the amortization of deferred financing costs). The bond payments were secured by a $7,823 irrevocable direct pay letter of credit. The bonds contained covenants which required 20% of the apartment homes to be leased or held available for lease to low or moderate income
families. These bonds were refinanced in August 1997...............           --            7,635
                                                                     -------------     ------------
     Subtotal......................................................           --           28,435
                                                                     -------------     ------------
FIXED RATE:
Cardiff Gardens is encumbered by a first deed of trust maturing May
1, 2004. Interest only payments are required monthly at a fixed
interest rate of 7.25%.............................................       12,870               --
Gallery Place is encumbered by a first deed of trust maturing May
15, 2001, partially amortizing over the term. The interest rate on
the loan is fixed at 7.31%.........................................       11,733               --
Note payable assumed in connection with the Cedar Ridge acquisition maturing July 15, 1999. Interest only payments are required monthly
at a fixed interest rate of 6.50%..................................        1,000               --
                                                                     -------------     ------------
     Subtotal......................................................       25,603               --
                                                                     -------------     ------------

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1997              1996
                                                                       --------          --------
CREDIT LINE:
Unsecured line of credit (the "Unsecured Line of Credit") with an aggregate borrowing amount of up to $200,000 maturing May 2000.
This line bears interest at various LIBOR rates plus 0.90%.........       87,000           49,000
                                                                        --------         --------
     Subtotal......................................................       87,000           49,000
                                                                        --------         --------
          Total Notes Payable......................................     $336,552         $273,688
                                                                        ========         ========

Principal payments on outstanding notes payable as of September 30, 1997 are due as follows:

       1997 ......................................... $    452
       1998 .........................................    1,892
       1999 .........................................    3,033
       2000 .........................................   89,185
       2001 .........................................   13,143
Thereafter .........................................   228,847
                                                      --------
      Total ......................................... $336,552
                                                      ========

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

     On September 8, 1997, the Company agreed to purchase through the Northwest Partnership, a 264 apartment home community currently under construction in Redmond, Washington from Avondale Bear Creek Limited Partnership. The proposed acquisition of Verandas at Bear Creek will not be consummated until 90 days after construction has been completed and the community is 90 percent occupied by residents. This proposed acquisition is expected to close during the second quarter of 1998 and the purchase price is anticipated to be approximately $34.3 million. In connection with this proposed acquisition, the company has agreed to pay off mortgage indebtedness secured by the community in the amount of approximately $28 million and the Northwest Partnership will issue Northwest Units valued at approximately $3.9 million. The total number of Northwest Units issued in connection with this proposed acquisition will be determined based on a price per unit equal to the average closing sale price of the Company's Common Stock on the New York Stock Exchange for a specified number of days preceding the closing date of the acquisition. These Northwest Units will have the same 4.5% initial annual priority return applicable to the Northwest Units issued in connection with the Company's acquisition of the Gallery Place community. In addition, subject to certain terms and conditions, the holders of such Northwest Units may require the Northwest Partnership to redeem all or a portion of their Northwest Units in exchange for cash. The Company may, however, at its election, redeem such Northwest Units in exchange for shares of the Company's Common Stock. All of such shares will be covered by a registration rights agreement. Because the consummation of the acquisition of Verandas at Bear Creek is subject to the satisfaction of certain conditions that are not within the control of the Company, there can be no assurance that the Company will consummate the acquisition or, if the community is acquired, that it will be purchased on the terms currently contemplated.

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

 5. SUBSEQUENT EVENTS

     In October 1997, the Company engaged in the following transactions:

     - Purchased the Landing West apartment community for $9,000. This community contains 190 apartment homes and is located in Seattle, Washington.

     - Acquired for $4,661 a 5.82 acre site adjacent to the Company's recently constructed 300 apartment home community, Rosewalk, in San Jose, California. The Company plans to build a second phase, 156 apartment home expansion of Rosewalk on this site.

     - Purchased the Creekside apartment community for $28,950. This community contains 294 apartment homes and is located in Mountain View, California.

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

RESULTS OF OPERATIONS

     The following discussion sets forth historical results of operations for the Company for the quarters ended September 30, 1997 and 1996. The following table outlines the communities acquired or leased-up during 1996 and through September 30, 1997:

         1996 ACQUISITION COMMUNITIES
-----------------------------------------------
COMMUNITY                 DATE ACQUIRED
------------------------- ---------------------
Parc Centre(a)........... May 15, 1996
Parkside Commons......... May 15, 1996
Sunset Towers(b)......... May 22, 1996
Countrybrook(c).......... July 12, 1996
Larkspur Canyon(d)....... July 19, 1996
The Fountains(e)......... July 26, 1996
Mill Creek(f)............ July 26, 1996
Crowne Ridge(formerly
  Channing Heights)(g)... August 7, 1996
Lafayette Place(formerly
  Martinique
  Gardens)(h)............ August 7, 1996

          1996 DEVELOPMENT COMMUNITY
-----------------------------------------------
COMMUNITY                 DATE STABILIZED(i)
------------------------- ---------------------
Rosewalk(j).............. February 1997

        1997 ACQUISITION COMMUNITIES(k)
-----------------------------------------------
COMMUNITY                 DATE ACQUIRED
------------------------- ---------------------
SummerWalk (formerly
  Rancho
  Penasquitos)(l)........ January 3, 1997
TimberWood (formerly The
  Village)............... March 13, 1997
SunScape (formerly
  Banbury Cross)......... April 1, 1997
Cardiff Gardens.......... April 18, 1997
Villa Serena............. April 25, 1997
Amador Oaks.............. April 30, 1997
Mission Woods(formerly
  Genesee Gardens)....... May 16, 1997
Cedar Ridge(formerly
  Regency)............... July 15, 1997
The Park................. September 4, 1997
Lakeside................. September 5, 1997
Gallery Place............ September 23, 1997

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

(c) Substantial reconstruction at Countrybrook was completed during the quarter ended September 30, 1997. The reconstruction included the replacement of the community's leasing facility and fitness center, repairing and repainting its exterior siding, replacing the community's roofs, adding approximately 115 garages, substantially upgrading its landscaping and gating the community.

(d) Substantial reconstruction at Larkspur Canyon was completed during the quarter ended June 30, 1997. This reconstruction included repairing and repainting the community's exterior, replacing the leasing facility and fitness center and adding garages and a gate system.

(e) Reconstruction at The Fountains was completed during the quarter ended September 30, 1997. The reconstruction included repainting the entire exterior and other minor repairs.

(f) Substantial reconstruction at Mill Creek was completed during the quarter ended September 30, 1997. The reconstruction included replacing the community's roofs, decks and some exterior siding, repairing and repainting its exterior, renovating its leasing center and fitness center, adding garages and upgrading its laundry facilities and landscaping.

(g) Crowne Ridge, formerly known as Channing Heights, is undergoing substantial reconstruction including the replacement of the community's roofs, raised walkways and decks, repairing and repainting exterior siding, upgrading the apartment interiors, replacing its leasing facility and fitness center and substantially upgrading its landscaping.

(h) Lafayette Place, formerly known as Martinique Gardens, is undergoing substantial reconstruction including replacing its roofs, repairing and repainting its exterior siding, replacing all apartment home interiors, rebuilding its leasing facility and fitness center, adding a substantial number of new garages, replacing its roadways, the swimming pool and all of the landscaping.

(i) Stabilized occupancy is defined as the first calendar month following completion of construction in which the community has a physical occupancy of at least 95%.

(j) The Rosewalk community consists of 10.8 acres of land on which 300 apartment homes have been built. Construction of the community was completed in January 1997, occupancy commenced in August 1996 and stabilization occurred in February 1997.

(k) All of the 1997 Acquisition Communities are undergoing, or will undergo in the future, substantial reconstruction and repositioning programs, with the exception of SummerWalk, formerly Rancho Penasquitos, for which reconstruction was completed during the quarter ended September 30, 1997.

(l) Substantial reconstruction at SummerWalk, formerly Rancho Penasquitos, was completed during the quarter ended September 30, 1997. The reconstruction included repairing the community's roofs, repairing, waterproofing and repainting the stucco exteriors, rebuilding the leasing office and upgrading the landscaping and site drainage. In addition, the Company added air conditioning units and upgraded the bathroom lighting in all apartments, installed new kitchen appliances in approximately one-half of the apartments and installed washers and dryers in approximately one-third of the apartments that did not previously have them.

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

     Construction costs are increasing and the cost to reposition communities that have been acquired has, in some cases, exceeded management's original estimates. Management believes that it may experience similar increases in the future. There can be no assurances that the Company will be able to charge rents upon completing the repositioning of the communities that will be sufficient to offset the effects of increases in construction costs.

     COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1997 TO THE QUARTER ENDED SEPTEMBER 30, 1996.

     The Company's results of operations are summarized as follows for the quarters ended September 30, 1997 and 1996 (Dollars in thousands):

                                                 FOR THE QUARTER
                                               ENDED SEPTEMBER 30,
                                               -------------------
                                                1997        1996         $-CHANGE     %-CHANGE
                                               -------     -------       --------     --------
    Revenue:
      Rental.................................  $31,583     $22,380        $9,203         41.1%
      Other..................................    1,155         670           485         72.4%
                                               -------     -------        ------        -----
         Total revenue.......................   32,738      23,050         9,688         42.0%
                                               -------     -------        ------        -----
    Expenses:
      Property operating.....................    7,561       5,407         2,154         39.8%
      Property taxes.........................    2,405       1,840           565         30.7%
      General and administrative.............    1,718         997           721         72.3%
      Abandoned project costs................      140          --           140           --
      Interest and financing.................    3,243       3,743          (500)       (13.4%)
      Depreciation and amortization..........    6,927       5,080         1,847         36.4%
                                               -------     -------        ------        -----
         Total expenses......................   21,994      17,067         4,927         28.9%
                                               -------     -------        ------        -----
    Income before minority interest..........   10,744       5,983         4,761         79.6%
    Minority interest........................      (91)       (138)           47        (34.1%)
                                               -------     -------        ------        -----
    Net income...............................  $10,653     $ 5,845        $4,808         82.3%
                                               =======     =======        ======        =====

     Revenue from rental property increased primarily as a result of the addition of the Acquisition Communities. The 1996 and 1997 Acquisition Communities contributed $1,224 and $4,980, respectively, to the increase. The 1996 Development Community, Rosewalk, was stabilized in February 1997 and contributed $1,109 to the increase. Toscana, one of the Current Development Communities (defined below), contributed $383 to the increase. The remainder of the portfolio increased rental revenue by $1,507, of which $1,438 was attributable to the Same Store communities (defined below).

     Other income increased primarily as a result of the additional miscellaneous income from the Acquisition Communities.

     Property operating expenses increased primarily as a result of the addition of the Acquisition Communities. Of the $2,154 total increase, $351 was attributable to the 1996 Acquisition Communities, $107 was attributable to Rosewalk, $1,340 was attributable to the 1997 Acquisition Communities and $133 was attributable to the apartment homes delivered at Toscana. The remainder of the portfolio increased property operating expenses by $223, of which $72 was attributable to the Same Store communities (defined below). In addition, the Acquisition Communities contributed $591 to the increase in property taxes and the remainder of the portfolio decreased property taxes by $26.

     General and administrative costs increased primarily due to the growth in employee-related costs and other costs needed to manage the Acquisition Communities. The 1997 and 1996 amounts are net of $1,774 and $592, respectively, of allocated indirect project costs capitalized to construction and reconstruction projects, representing approximately 49% and 37% of total general and administrative expense, including abandoned project costs, for the quarters ended September 30, 1997 and 1996, respectively.

     Interest and financing expense decreased due to higher capitalization of interest from increased development, construction and reconstruction activity and a lower overall cost of funds offset in part by increased borrowing for new acquisitions.

     Depreciation and amortization expense increased due to the addition of the Acquisition Communities.

     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

     The Company's results of operations are summarized as follows for the nine months ended September 30, 1997 and 1996 (Dollars in thousands):

                                               FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,
                                               -------------------
                                                1997        1996         $-CHANGE     %-CHANGE
                                               -------     -------       --------     --------
    Revenue:
      Rental.................................  $85,794     $56,381       $29,413          52.2%
      Other..................................    2,982       1,538         1,444          93.9%
                                               -------     -------        ------         -----
         Total revenue.......................   88,776      57,919        30,857          53.3%
                                               -------     -------        ------         -----
    Expenses:
      Property operating.....................   20,306      13,253         7,053          53.2%
      Property taxes.........................    6,568       4,528         2,040          45.1%
      General and administrative.............    4,602       2,673         1,929          72.2%
      Abandoned project costs................      670          50           620       1,240.0%
      Interest and financing.................   10,360      10,850          (490)         (4.5%)
      Depreciation and amortization..........   19,053      13,277         5,776          43.5%
                                               -------     -------        ------         -----
         Total expenses......................   61,559      44,631        16,928          37.9%
                                               -------     -------        ------         -----
    Income before minority interest and
      extraordinary item.....................   27,217      13,288        13,929         104.8%
    Minority interest........................     (315)       (165)         (150)         90.9%
                                               -------     -------        ------         -----
    Net income before extraordinary item.....   26,902      13,123        13,779         105.0%
    Extraordinary item.......................       --        (511)          511        (100.0%)
                                               -------     -------        ------         -----
    Net income...............................  $26,902     $12,612       $14,290         113.3%
                                               =======     =======        ======         =====

     Revenue from rental property increased primarily as a result of the addition of the Acquisition Communities. The 1996 and 1997 Acquisition Communities contributed $11,877 and $8,710, respectively, to the increase. Rosewalk contributed $3,428 and the apartment homes delivered at Toscana contributed $383 to the increase. The remainder of the portfolio increased rental revenue by $5,015, of which $4,489 was attributable to the Same Store communities (defined below).

     Other income increased primarily as a result of the addition of the Acquisition Communities and the Same Store communities (defined below) which contributed $854 and $437, respectively. The remaining increase of $153 was attributable to the remainder of the portfolio.

     Property operating expenses increased primarily as a result of the addition of the Acquisition Communities. Of the $7,053 total increase, $3,196 was attributable to the 1996 Acquisition Communities, $2,377 was attributable to the 1997 Acquisition Communities, $409 was attributable to Rosewalk, $133 was attributable to the apartment homes delivered at Toscana, $626 was attributable to the Same Store communities (defined below) and $312 was attributable to the remainder of the portfolio.

     Property taxes increased by $2,040 due to a $2,050 increase attributable to the addition of the Acquisition Communities offset in part by a $10 decrease in the remainder of the portfolio.

     General and administrative costs increased primarily due to the growth in employee-related costs and other costs necessary to manage the Acquisition Communities. Abandoned project costs increased primarily due to a one-time write off of $450, in the quarter ended June 30, 1997, as a result of the termination of the Company's efforts to acquire a multifamily portfolio. The 1997 and 1996 amounts are net of $4,531 and $1,509, respectively, of allocated indirect project costs capitalized to construction and reconstruction projects, representing approximately 46% and 36% of total general and administrative expense, including abandoned project costs, for the nine months ended September 30, 1997 and 1996, respectively.

     Interest and financing expense decreased due to higher capitalization of interest from increased development, construction and reconstruction activity and a lower overall cost of funds offset in part by increased borrowing for new acquisitions.

     Depreciation and amortization expense increased primarily due to the addition of the Acquisition Communities.

     THE COMPANY'S RESULTS OF PROPERTY OPERATIONS (EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION -- "EBITDA") FOR THE "SAME STORE" COMMUNITIES (1) IS SUMMARIZED BELOW FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996:

                                                 FOR THE QUARTER
                                               ENDED SEPTEMBER 30,
                                               --------------------
             (DOLLARS IN THOUSANDS)             1997         1996         $-CHANGE     %-CHANGE
      -------------------------------------    -------     --------       --------     --------
      Revenue..............................    $18,946     $ 17,362        $1,584(2)      9.1%
      Expenses.............................      5,324        5,265            59(3)      1.1%
                                               -------      -------        ------        ----
      EBITDA...............................    $13,622     $ 12,097        $1,525        12.6%
                                               =======      =======        ======        ====

---------------

(1) The Same Store communities consist of 24 apartment communities comprising a total of 6,230 apartment homes. These communities include all those which were owned for all of 1996 and during the nine months ended September 30, 1997 and to which the Company made no major renovations after January 1, 1996.

(2) Same Store revenues increased due to rental increases of $1,438, month to month fee increases of $28, lease termination fee increases of $17 and a net increase in other income of $101.

(3) Same Store expenses increased primarily as a result of a $75 increase in management and administrative costs, offset in part by a $16 decrease in other miscellaneous expenses.

CURRENT DEVELOPMENT COMMUNITIES

     The Company has acquired five land sites on which it is building, or plans to commence building in the future, the following Current Development Communities, which will contain an aggregate of approximately 1,818 apartment homes.

     - TOSCANA, SUNNYVALE, CALIFORNIA. The Company purchased this partially built and abandoned 17.8 acre site in May 1996 on which it is building a 710 apartment home community. The original total budgeted construction cost of this community was $95.7 million. The site, located approximately at the intersection of Highway 101 and Lawrence Expressway, is close to the center of Silicon Valley. This Current Development Community will contain a large leasing pavilion, business center, fitness center, two swimming pools, including one 75 foot lap pool, a small commercial area, secure underground parking and a perimeter gate system. Stabilized operations are expected in the fourth quarter of 1998, and the first apartment homes were completed and occupied in July 1997. As of September 30, 1997 construction has been completed on 132 apartment homes.

     - CENTREMARK, SAN JOSE, CALIFORNIA. The Company purchased 2.5 acres of this 7.9 acre site in May 1996. The remainder of this site was purchased in December 1996 after obtaining substantially all of the necessary public approvals for development of the community. The site is located at the intersection of Stevens Creek Boulevard and Interstate 280, in the northwest corner of San Jose, almost immediately adjacent to the City of Cupertino. The planned 311 apartment home community will include a large leasing facility, business center, fitness center, 65 foot lap pool, secure underground parking and perimeter gate system. The Company has estimated a total budgeted construction cost for this Current Development Community of $44.1 million. Stabilized operations are expected in the first quarter of 1999, and the first apartment homes are expected to be completed and occupied in the second quarter of 1998.

     - PASEO ALAMEDA, SAN JOSE, CALIFORNIA. The Company purchased 7.44 acres of this 8.87 acre site in February 1997 after it obtained substantially all of the necessary public approvals for development of the community. The remainder of this site was purchased in April 1997. The site is located on a major street, approximately one mile from downtown San Jose. The Company intends to build a 305 apartment home community which will include a large leasing pavilion, business center, fitness center, 75 foot lap pool, a small commercial area and secure underground parking. The Company has estimated a total budgeted construction cost for this Current Development Community of $44.4 million. Stabilized operations are expected in the second quarter of 1999, and the first apartment homes are expected to be completed and occupied in the third quarter of 1998.

     - SAN FRANCISCO, CALIFORNIA LAND SITE. The Company acquired, through a limited partnership in which it is the sole general partner, a portion of a city block in the Rincon Hill area of San Francisco for approximately $7.8 million in June 1997. The Company intends to build twin, 16-story towers above a four story parking garage on this land site. As currently planned, the community will have 226 apartment homes, approximately 2,900 square feet of retail space and between 224 and 271 controlled access parking spaces. The land site is on Beale Street, between Harrison and Folsom Streets, almost two blocks north of the Bay Bridge, approximately three blocks south of Market Street and three blocks west of the Embarcadero and San Francisco Bay. The Company has received substantially all necessary public approvals for the project. The Company expects to begin site work in late 1997 and actual construction of the community in early 1998, with initial occupancy expected in mid 1999. The community will contain one, two and three bedroom apartment homes, with resident amenities including a health club, meeting and conference rooms, business center, leasing pavilion and parking deck gardens.

     - MOUNTAIN VIEW, CALIFORNIA LAND SITE. In September 1997 the Company acquired a 1.917 acre land site in Mountain View, California which includes a 50% undivided interest in an existing underground parking garage adjacent to this land site, subject to agreements which specifically allocate parking rights between an adjacent office building and this development, including 266 spaces reserved exclusively for residents of the community planned for this site. The Company intends to build two 12-story towers on this land site, which will contain a total of 266 apartment homes and approximately 10,000 square feet of ground level space for a recreation, leasing and community center. The acquisition of this site, purchased in two separate parcels for approximately $8.93 million, includes substantially all necessary public approvals and previously paid fees totaling approximately $800,000.

     For new development communities, the Company's goal, on average, is to achieve projected EBITDA as a percentage of total budgeted construction cost of approximately 10%. Projected EBITDA as a percentage of total budgeted construction cost represents EBITDA projected to be received in the first calendar year after a community reaches stabilized occupancy (i.e., the first month when the community has a weighted average physical occupancy of at least 95%), based on current market rents, less projected stabilized property operating and maintenance expenses, before interest, income taxes, depreciation and amortization. Total budgeted construction cost is based on current construction costs, including interest capitalized during the construction period. Market rents and construction costs reflect those prevailing in the community's market at the time the Company's development budgets are prepared taking into consideration certain changes to those market conditions anticipated by the Company at the time. Although the Company attempts to anticipate changes in market conditions, the Company cannot predict with certainty what those changes will be. For example, upon the acquisition of the Toscana land site in May 1996, the Company estimated that the total budgeted construction cost for this Current Development Community would be $95.7 million. Since that time, the Company has obtained bids for the construction of the first two phases of this four-phase project. Construction costs are increasing and management believes that when the last two phases are bid late in 1997, the total construction cost for this development will be higher than the original budget. Nonetheless, because of increases in prevailing market rents management believes that it will still be able to achieve projected EBITDA as a percentage of total budgeted construction cost of at least 10%. Management believes that it will experience similar increases in construction costs and market rents with respect to the CentreMark and Paseo Alameda Current Development Communities.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has considered its short-term liquidity needs and anticipates that these needs will be fully funded from cash flows provided by operating activities. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, the distributions required with respect to its Series C Cumulative Redeemable Preferred Stock and the distributions required to maintain the Company's REIT qualification under the Code.

     The Company expects to fund certain committed construction, acquisition and reconstruction projects with a combination of working capital and borrowings under the Unsecured Line of Credit. The Company intends to use available working capital first and available proceeds under its Unsecured Line of Credit second.

     As of September 30, 1997, the proceeds from the Unsecured Line of Credit were used primarily for the acquisition, development and construction of the Current Development Communities and reconstruction of the 1996 and 1997 Acquisition Communities.

     In July 1997, the Company assumed $1,000,000 of seller financing in connection with the acquisition of the Cedar Ridge community.

     In July 1997, the Company refinanced approximately $20,800,000 of its tax-exempt bonds which were issued in connection with its acquisition of City Heights in October 1995. The all-inclusive interest rate on the new variable rate 28-year tax-exempt bonds has been fixed for ten years at a rate of approximately 5.8%. In August 1997, the Company refinanced approximately $7,635,000 of its tax-exempt bonds issued in connection with its acquisition of Larkspur Canyon in July 1996. These new variable rate 28-year tax-exempt bonds have been fixed for five years at an all-inclusive interest rate of approximately 5.5%

     In September 1997, the Company assumed $11,733,000 of financing in connection with the acquisition of the Gallery Place community.

     The Company's outstanding debt as of September 30, 1997 is summarized as follows:

  (DOLLARS IN THOUSANDS)      BALANCE     AVAILABLE       MATURES      RATE     INTEREST RATE PROTECTION
---------------------------  ----------   ---------   ---------------  -----    ------------------------
Tax-exempt variable rate      $  88,257   $      --   November 2022-   6.48%(a)  Interest rate is fixed
  under interest rate swap                            June 2025                     until June 2010.
Tax-exempt variable rate         87,380          --   November 2007-   5.88%(b)  Interest rate is fixed
  under interest rate swap                            March 2017                   until March 2004.
Tax-exempt variable rate         20,766          --   June 2025        5.80%(a)  Interest rate is fixed
  under interest rate swap                                                          until July 2007.
Tax-exempt variable rate          7,629          --   June 2025        5.50%(a)  Interest rate is fixed
  under interest rate swap                                                       until September 2002.
Tax-exempt fixed rate            19,917          --   March 2012       7.87%(a)  Interest rate is fixed
                                                                                   until April 2002.
Fixed rate                       12,870          --   May 2004         7.25%
Fixed rate                       11,733          --   May 2001         7.31%
Fixed rate                        1,000          --   July 1999        6.50%
                               --------    --------
          Subtotal              249,552          --
$200,000 Unsecured Line of
  Credit(c)                      87,000     113,000   May 2000         LIBOR+0.90%
                               --------    --------
          Total               $ 336,552   $ 113,000
                               ========    ========

---------------

(a) This rate represents an all-in financing cost, including amortization of deferred financing costs.

(b) The 5.88% rate excludes the amortization of financing costs paid by the sponsor prior to the Initial Offering; if such costs were included, the all-inclusive effective rate would be 6.30%.

(c) Amounts drawn on the Unsecured Line of Credit were used primarily for development, construction and reconstruction purposes.

     In January 1997, the Company sold in an underwritten public offering 1,400,000 shares of common stock at a price of $37.125 per share. The net proceeds to the Company, of approximately $49.2 million, were used to reduce borrowings under the Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the SummerWalk (formerly Rancho Penasquitos) acquisition.

     In April 1997, the Company sold in a direct placement 1,662,000 shares of common stock at a price of $36.125 per share. The net proceeds to the Company, of approximately $58.6 million, were used to reduce borrowings under the Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including TimberWood (formerly The Village), SunScape (formerly Banbury Cross) and Cardiff Gardens.

     In June 1997, sold in a underwritten public offering 2,300,000 shares of
8.5 percent, five year non-call, Series C Cumulative Redeemable Preferred Stock at a price of $25 per share. The net proceeds to the Company, of approximately $55.5 million, were used to reduce borrowings under the Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including amounts borrowed to fund the acquisition of the Villa Serena, Amador Oaks and Mission Woods (formerly Genesee Gardens) communities and one land site in San Francisco, California.

     In September 1997, the Company sold in an underwritten public offering 2,645,000 shares of common stock at a price of $38.6875 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $97 million. The net proceeds were used to reduce borrowings under the Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the Cedar Ridge (formerly Regency), The Park and Lakeside communities and one land site in Mountain View, California.

     The Company anticipates that its cash flow and cash available from its $200 million Unsecured Line of Credit will be adequate to meet its liquidity requirements for the foreseeable future. The Company anticipates that dividends will be paid from Funds Available for Distribution (defined below).

     Net cash provided by operations for the nine months ended September 30, 1997 increased to $35,079,000 from $29,030,000 for the nine months ended September 30, 1996, primarily due to higher net income before noncash charges for depreciation and amortization from the addition of the Acquisition Communities. This increase is offset in part by increases in other assets primarily due to deposits into escrow for two communities and one land site acquired in October 1997 and certain increases in deferred financing costs, property tax impound accounts and prepaid insurance.

     Net cash used for investing activities was $301,473,000 and $198,381,000 for the nine months ended September 30, 1997 and 1996, respectively. This increase reflects the expenditures for the purchases of the 1997 Acquisition Communities, the amounts used to complete construction of the Rosewalk community, the acquisition, development and construction of the Current Development Communities and the costs incurred on the refurbishment and reconstruction projects.

     Net cash provided by financing activities was $269,303,000 and $168,605,000 for the nine months ended September 30, 1997 and 1996, respectively. This increase is primarily due to the net proceeds received by the Company from the January, April and September 1997 common stock offerings, the June 1997 offering of the Series C Cumulative Redeemable Preferred Stock and the increase in the Company's Unsecured Line of Credit, offset in part by the increased dividends paid.

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

NATURAL DISASTERS

     Many of the communities are located in the general vicinity of active earthquake faults. In June 1997, the Company obtained a seismic risk analysis from an engineering firm which estimated the probable maximum loss ("PML") for each of the 41 communities owned at that time and Toscana, a community currently under construction, individually and for all of such communities combined. To establish a PML, the engineers first define a severe earthquake event for the applicable geographic area, which is an earthquake that has only a 10% likelihood of occurring over a 50-year period. The PML is determined as the structural and architectural damage and business interruption loss that has a 10% probability of being exceeded in the event of such an earthquake. Because the communities are concentrated in the San Francisco Bay Area, the engineers' analysis defined an earthquake on the San Andreas Fault with a Richter Scale magnitude of 8.0 as a severe earthquake with a 10% probability of occurring within a 50-year period, and established an aggregate PML at that time of $63.8 million for the 41 communities owned at that time and Toscana, which is a PML level that is expected to be exceeded only 10% of the time in the event of such a severe earthquake. This aggregate PML could be higher as a result of variations in soil classifications and structural vulnerabilities. Two of the communities had individual PMLs of 30%, while seven communities had PMLs of 25%, and the remaining 33 communities owned at such time each had PMLs of 20% or less. The Company has obtained an individual PML assessment for each of the six communities acquired since June 1997. One community had an individual PML of 30%, one had an individual PML of 24%, two had individual PMLs of 20%, one had an individual PML of 15% and the sixth community had an individual PML of 10%. No assurance can be given that an earthquake would not cause damage or losses greater than the PML assessments indicate, that future PML levels will not be higher than the current PML levels for the communities, or that future acquisitions or developments will not have PML assessments indicating the possibility of greater damage or losses than currently indicated.

     In July 1997, the Company renewed its earthquake insurance, both for physical damage and lost revenues, with respect to the 41 communities then owned and Toscana. In addition, the six communities acquired subsequent to June 1997 have been included under the Company's earthquake insurance policy. For any single occurrence, the Company self-insures the first $25 million of loss, and has in place $35 million of coverage above this amount, with a 5% deductible subject to a maximum of $2.43 million. In addition, the Company's general liability and property casualty insurance provides coverage for personal liability and fire damage. In the event that an uninsured disaster or a loss in excess of insured limits were to occur, the Company could lose its capital invested in the affected community, as well as anticipated future revenues from such community, and would continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect the business of the Company and its financial condition and results of operations.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

     Many industry analysts consider Funds from Operations an appropriate measure of performance of an equity REIT. Funds from Operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (or loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition was revised by NAREIT effective for periods after 1995 to exclude the add back of non-real estate depreciation and the amortization of recurring deferred financing costs. The Company computes FFO in accordance with the revised NAREIT definition, which may differ from the methodology for computing FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company believes that in order to facilitate a clear understanding of the historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements. FFO should not be considered as a substitute for net income (loss) as a measure of results of operations or for cash flow from operations as a measure of liquidity.

     For the quarter ended September 30, 1997, FFO increased to $16,178,000 from $10,831,000 for the quarter ended September 30, 1996. This increase is primarily due to higher net income and real estate depreciation add back due to the addition of the Acquisition Communities.

     Funds from Operations and Funds Available for Distribution (defined below) for the quarters ended September 30, 1997, June 30, 1997, March 31, 1997, December 31, 1996 and September 30, 1996 are summarized as follows:

   CALCULATION OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

                                                             QUARTER ENDED
                                   ------------------------------------------------------------------
  (DOLLARS IN THOUSANDS, EXCEPT    SEPT. 30,      JUNE 30,      MAR. 31,      DEC. 31,     SEPT. 30,
    PER APARTMENT HOME DATA)          1997          1997          1997          1996          1996
---------------------------------  ----------    ----------    ----------    ----------    ----------
Net income.......................  $   10,653    $    8,479    $    7,771    $    7,014    $    5,845
Series C preferred dividend
  requirement....................      (1,222)         (149)           --            --            --
Depreciation -- real estate
  assets.........................       6,659         6,173         5,462         5,201         4,899
Non-recurring adjustments to net
  income:
  Amortization of non-recurring
     costs, primarily legal, from
     the issuance of tax-exempt
     bonds(1)....................          88            88            88            87            87
                                   ----------    ----------    ----------    ----------    ----------
FFO (2)..........................      16,178        14,591        13,321        12,302        10,831
Recurring adjustments to net
  income:
  Amortization of reincorporation
     costs.......................           7             7             7             7             7
  Amortization of credit
     enhancement costs (3).......          38            38            38            38            38
  Depreciation -- non real estate
     assets......................         135           120           105            79            49
  Capital expenditures (4).......        (280)         (471)         (281)         (448)         (457)
  Loan principal payments........        (368)         (213)         (157)         (175)         (131)
                                   ----------    ----------    ----------    ----------    ----------
Funds Available for Distribution
  ("FAD")........................  $   15,710    $   14,072    $   13,033    $   11,803    $   10,337
                                   ==========    ==========    ==========    ==========    ==========
Weighted average shares
  outstanding (5)................  25,803,370    24,833,801    22,989,978    22,000,544    19,686,087
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

(4) Capital improvements represent amounts expended primarily at communities acquired or developed prior to 1996. A breakdown of the expenditures for the quarter ended September 30, 1997 is as follows:

                                                           TOTAL          PER APARTMENT HOME
                                                       QUARTER ENDED        QUARTER ENDED
                                                     SEPTEMBER 30, 1997   SEPTEMBER 30, 1997
                                                     ------------------   ------------------
        Non-revenue generating:
          Exterior painting........................         $131                 $ 11
          Leasing pavilion rehabilitation..........           74                    6
          Landscaping..............................           37                    3
          Other capital expenditures...............           38                    3
                                                            ----                  ---
             Subtotal -- capital expenditures......          280                   23
                                                            ----                  ---
        Revenue generating:
          Water submeters..........................          268                   22
          Fixtures.................................          123                   10
          Appliances...............................           53                    4
          Trash compactors.........................           26                    2
          Other....................................           13                    1
                                                            ----                  ---
             Subtotal..............................          483                   39
                                                            ----                  ---
        Total capital improvements.................         $763                 $ 62
                                                            ====                  ===

     The Company, as a matter of policy, expenses any apartment-related expenditure of less than $5. These normally include any expenditure related to the interior of an apartment. The Company typically capitalizes non-revenue generating expenditures such as those for new security gate systems, leasing pavilion reconstruction and redecorating, roofing repair and replacement, exterior siding repair and repainting and parking area resurfacing. The Company also capitalizes revenue generating expenditures and cash flow enhancing improvements such as those expended for construction of new garages or installation of water conservation devices which almost immediately and permanently either earn additional revenue or reduce expenses. Appliances represent primarily the acquisition of washer/dryer units for apartments which generate additional rental and other income. Capitalized expenditures as described here exclude major reconstruction costs incurred in conjunction with the repositioning of apartment communities. Such costs are added to the cost basis of those communities. The per apartment home calculation for the quarter is based on the ending number of apartment homes in the portfolio at September 30, 1997.

(5) The weighted average shares outstanding shown differs from the weighted average shares outstanding for the purpose of calculating earnings per share because the conversion of preferred stock is antidilutive for calculating earnings per share, but dilutive for the purposes of calculating FFO per share.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     (c) RECENT SALES OF UNREGISTERED SECURITIES

     On July 12, 1996, the Company entered into an Agreement of Limited Partnership of Bay Countrybrook L.P., the general partner of which is Bay GP, Inc., a wholly-owned subsidiary of the Company, for the purpose of acquiring the Countrybrook community. In connection with the formation of the Countrybrook Partnership, 298,577 Countrybrook Units were issued to the existing partners of the contributor of the Countrybrook community pursuant to an exemption from registration provided in Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of the limited partnership agreement, holders of Countrybrook Units have the right to require the Countrybrook Partnership to redeem their Countrybrook Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of Countrybrook Units in satisfaction of the Countrybrook Partnership's obligation to redeem the Countrybrook Units for cash. During the period July 1, 1997 through September 30, 1997, 3,334 Countrybrook Units were redeemed by the Company in exchange for shares of common stock pursuant to the exemption from registration provided in Rule 506 of Regulation D under the Securities Act. The Company is relying on the exemption provided in Rule 506 based upon factual representations received from the recipients of the shares.

     On September 12, 1997, the Company entered into an Agreement of Limited Partnership of Bay Pacific Northwest, L.P., the general partner of which is the Company, for the purpose of acquiring the Gallery Place community. In connection with the formation of the Northwest Partnership, 163,338 Northwest Units were issued to the existing partners of the contributor of the Gallery Place community pursuant to an exemption from registration provided in Rule 506 of Regulation D under the Securities Act. Under the terms of the limited partnership agreement, holders of Northwest Units have the right to require the Northwest Partnership's obligation to redeem the Northwest Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of Northwest Units in satisfaction of the Northwest Partnership's obligation to redeem the Northwest Units for cash. During the period September 12, 1997 through September 30, 1997 no Northwest Units were redeemed by the Company in exchange for shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

    EXHIBIT
      NO.                                       DESCRIPTION
    -------   --------------------------------------------------------------------------------
     3(i).1   Articles of Incorporation of the Company. (Incorporated by reference to Exhibit
              3(i) to Form 8-B of Bay Apartment Communities, Inc. dated June 8, 1995.)
     3(i).2   Articles Supplementary of the Company relating to the Series A Preferred Stock of the Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay
              Apartment Communities, Inc. dated September 25, 1995.)
     3(i).3   Articles Supplementary relating to the Series B Preferred Stock of the Company.
              (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay Apartment
              Communities, Inc. dated May 6, 1996.)
     3(i).4   Articles Supplementary relating to the 8.50% Series C Cumulative Redeemable
              Preferred Stock of the Company. (Incorporated by reference to Exhibit 3(i).1 to
              Form 8-B of Bay Apartment Communities, Inc. dated July 25, 1997.)
    3(ii).1   Bylaws of the Company. (Incorporated by reference to Exhibit 3(ii) to Form 8-B of Bay Apartment Communities, Inc. dated June 8, 1995.)
       10.1   Severance Agreement and Mutual General Release dated July 31, 1997, between the
              Company and Geoffrey L. Baker.
       10.2   Agreement of Limited Partnership of Bay Pacific Northwest, L.P., dated as of
              September 12, 1997, between the Company and certain other defined Persons.
              (Incorporated by reference to Exhibit 10.1 to Form 8-K of Bay Apartment
              Communities, Inc. dated September 23, 1997.)
       10.3   Registration Rights Agreement, dated as of September 23, 1997, between the
              Company and certain defined Holders of units of limited partnership interests in
              Bay Pacific Northwest, L.P. (Incorporated by reference to Exhibit 10.2 to Form
              8-K of Bay Apartment Communities, Inc. dated September 23, 1997.)
       27.1   Financial Data Schedule.

     (b) REPORTS ON FORM 8-K

          1.  Form 8-K of the Company, dated July 25, 1997, filing the Underwriting Agreement, dated June 17, 1997, by and between the Company, PaineWebber Incorporated and
              Morgan Stanley Dean Witter, relating to the sale of 2,300,000 shares of 8.50%
              Series C Cumulative Redeemable Preferred Stock of the Company, and the
              Definitive Articles Supplementary establishing and fixing the rights and preferences of the 8.50% Series C Cumulative Redeemable Preferred Stock of the
              Company.
          2.  Form 8-K of the Company, dated August 14, 1997, regarding the amendment of the
              Company's Unsecured Credit Facility and the acquisition of three properties, consisting of two apartment home communities and one land site, for an aggregate purchase price of approximately $44.55 million. This report contains financial statements required by Rule 3-14 of Regulation S-X and pro forma financial statements.
          3.  Form 8-K of the Company, dated September 4, 1997, regarding the acquisition of three additional properties by the Company, consisting of two apartment home communities and one land site, for an aggregate purchase price of approximately
              $80.09 million. This report contains financial statements required by Rule 3-14 of Regulation S-X and pro forma financial statements.
          4.  Form 8-K of the Company, dated September 10, 1997, filing the Underwriting
              Agreement, dated September 10, 1997, between the Company, PaineWebber
              Incorporated and A.G. Edwards & Sons, Inc., relating to the sale of 2,645,000 shares of Common Stock of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BAY APARTMENT COMMUNITIES, INC.

Date: November 12, 1997                          /s/ GILBERT M. MEYER
                                          --------------------------------------
                                                     Gilbert M. Meyer
                                           President and Chairman of the Board

Date: November 12, 1997                         /s/ JEFFREY B. VAN HORN
                                          --------------------------------------
                                                   Jeffrey B. Van Horn
                                                 Chief Financial Officer
                                          (Authorized Officer of the Registrant
                                             and Principal Financial Officer)

                               INDEX TO EXHIBITS

    EXHIBIT
     NUMBER                                DESCRIPTION
    --------  ----------------------------------------------------------------------
      3(i).1  Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(i) to Form 8-B of Bay Apartment Communities, Inc. dated
              June 8, 1995.)........................................................
      3(i).2  Articles Supplementary of the Company relating to the Series A
              Preferred Stock of the Company. (Incorporated by reference to Exhibit
              3(i).1 to Form 8-K of Bay Apartment Communities, Inc. dated September
              25, 1995.)............................................................
      3(i).3  Articles Supplementary relating to the Series B Preferred Stock of the
              Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of
              Bay Apartment Communities, Inc. dated May 6, 1996.)...................
      3(i).4  Articles Supplementary relating to the 8.50% Series C Cumulative
              Redeemable Preferred Stock of the Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-B of Bay Apartment Communities, Inc. dated
              July 25, 1997.).......................................................
     3(ii).1  Bylaws of the Company. (Incorporated by reference to Exhibit 3(ii) to
              Form 8-B of Bay Apartment Communities, Inc. dated June 8, 1995.)......
        10.1  Severance Agreement and Mutual General Release dated July 31, 1997, between the Company and Geoffrey L. Baker.............................
        10.2  Agreement of Limited Partnership of Bay Pacific Northwest, L.P., dated as of September 12, 1997, between the Company and certain other defined Persons. (Incorporated by reference to Exhibit 10.1 to Form
              8-K of Bay Apartment Communities, Inc. dated September 23, 1997.).....
        10.3  Registration Rights Agreement, dated as of September 23, 1997, between the Company and certain defined Holders of units of limited partnership interests in Bay Pacific Northwest, L.P. (Incorporated by reference to Exhibit 10.2 to Form 8-K of Bay Apartment Communities,
              Inc. dated September 23, 1997.).......................................
        27.1  Financial Data Schedule...............................................