Form 10-K405
period 1997-12-31
BAY APARTMENT COMMUNITIES INC
filed 1998-03-31
CIK 915912

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 1-12672
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
      8.50% SERIES C CUMULATIVE REDEEMABLE PREFERRED STOCK, $.01 PAR VALUE
      8.00% SERIES D CUMULATIVE REDEEMABLE PREFERRED STOCK, $.01 PAR VALUE SERIES E JUNIOR PARTICIPATING CUMULATIVE PREFERRED STOCK, $.01 PAR VALUE
                               (TITLE OF CLASSES)

                            NEW YORK STOCK EXCHANGE
                                PACIFIC EXCHANGE
                    (NAME OF EXCHANGES ON WHICH REGISTERED)
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days:

                                Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 24, 1998 was approximately $966 million based on the closing price on the New York Stock Exchange for such stock on March 24, 1998.

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 24, 1998 was 26,196,490.
================================================================================

                        BAY APARTMENT COMMUNITIES, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Shareholders.............   13

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters.........................................   14
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   31

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   32
Item 11.  Executive Compensation......................................   36
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   43
Item 13.  Certain Relationships and Related Transactions..............   46

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   47
Signatures............................................................   51

                                     PART I

ITEM 1. BUSINESS

     Bay Apartment Communities, Inc., in conjunction with its wholly-owned partnerships and subsidiaries (the "Company"), has engaged in apartment community acquisition, development, construction, reconstruction, marketing, leasing and management for over 19 years in Northern California and, in particular, the San Francisco Bay Area. The Company has also recently expanded into selected markets in Southern California, Washington and Oregon. On March 17, 1994, the Company completed an initial public offering (the "Initial Offering"), of 10,889,742 shares of common stock, including 1,420,401 shares issued pursuant to the exercise of the underwriters' over-allotment option. The Company is a self-administered and self-managed real estate investment trust (a "REIT"). The Company's senior executives have collectively overseen the development, acquisition or management of over 30,000 apartment homes. As of March 24, 1998, the Company owns and manages 59 apartment home communities containing 16,669 apartment homes, including the apartment homes delivered at Toscana, a partially developed community in Sunnyvale, California. The Company also owns five land sites in the San Francisco Bay Area on which it is building five communities which will contain an aggregate of approximately 1,288 apartment homes, including the remaining apartment homes under construction at Toscana. The Company owns one additional land site in the San Francisco Bay Area for future development. As of December 31, 1997, the Company's portfolio had an average physical occupancy rate of 96.4%. The Company employed approximately 500 employees at December 31, 1997.

     The Company is a fully-integrated apartment company with in-house acquisition, development, construction, reconstruction, financing, marketing, leasing and management expertise. The Company pays no development, acquisition or management fees to third parties, except for the management of the recent acquisition in Oregon. Thirty-seven of the Company's operating communities are located in Northern California (principally in the San Francisco Bay Area), 19 in Southern California, two in the Seattle, Washington area and one in the Portland, Oregon area.

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws at the corporate level on its net income. Due to non-cash charges such as depreciation and amortization, the Company's cash available for distribution currently exceeds net income and taxable income. In 1997 and 1996, the Company paid cash distributions in excess of net income and taxable income and may continue to pay cash distributions in excess of net income and taxable income in the future. In 1996, the Company paid cash distributions in excess of its earnings and profits. Under current tax law, the excess of distributions less earnings and profits will be treated as a non-taxable return of capital to shareholders that will reduce their basis in the shares of the Company's common and preferred stock, as appropriate. In 1997, the Company did not pay cash distributions in excess of its earnings and profits, but it may pay cash distributions in excess of its earnings and profits in the future.

     The Company was incorporated under the laws of the State of California in 1978. In July 1995, the Company reincorporated in the State of Maryland. Its executive offices are located at 4340 Stevens Creek Boulevard, Suite 275, San Jose, California 95129 and its telephone number is (408) 983-1500.

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

     - LOW AVERAGE AGE AND PROACTIVE MAINTENANCE. The communities, excluding Toscana, which is under construction, have a relatively low weighted average age of approximately 17 years based on the original construction date of each community. If however, the reconstruction date is used for those communities that have undergone substantial reconstruction (i.e., reconstruction costs exceed 10% of the community's purchase price) and the 24 communities under reconstruction are excluded from the computation, the weighted average age of the communities is approximately 8 years. The Company has developed detailed capital improvement and preventive maintenance programs which emphasize the importance of maintaining the high quality of the communities. Management believes the physical repair and cleanliness of the communities is a vital part of maintaining positive resident relationships. This proactive philosophy is designed to lower operating costs, maintain the quality of the communities, and maximize long-term value. In addition, the Company includes long-term durable features in its design to maximize the useful life of the communities.

     - EXTENSIVE EXPERIENCE IN TAX-EXEMPT BOND INDEBTEDNESS. Concurrently with the closing of the Initial Offering, the Company received $87.4 million of credit enhancements to facilitate the remarketing of its existing long-term tax-exempt bond indebtedness associated with four of the Company's communities. The Company fixed the interest rate on this debt for 10 years at 5.88% exclusive of financing costs (6.30% including the amortization of deferred financing costs). In 1995, the Company issued $89.4 million of new and re-issued tax-exempt bond indebtedness associated with five of the Company's communities. The Company fixed the interest rate on this debt with an all-inclusive rate of 6.48% fixed for 15 years. Also in 1995, the Company re-issued $20.8 million in tax-exempt bonds. The Company refinanced this debt in 1997 to mature in June 2025 at an all-inclusive interest rate of 5.80% fixed for ten years. In 1996, as part of the purchase of the

CountryBrook community, the Company assumed $20.3 million of the seller's tax-exempt bond debt secured by the property. These tax-exempt bonds have an all-inclusive fixed interest rate of 7.87% through April 2002 and the bonds mature in March 2012. Also in 1996, the Company assumed $7.6 million of tax-exempt bond debt as part of the purchase of the Larkspur Canyon community. The Company refinanced these bonds in 1997 to mature in June 2025 at an all-inclusive interest rate of 5.50% fixed for five years. The Company also will consider using similar tax-exempt permanent financing strategies connected with new development projects, and communities acquired in the future, where favorable opportunities exist.

     - EMPLOYEE TRAINING. The Company is continuing to enhance the training program it has offered for many years. This training program is led by human resource and training professionals and offers seminars in budget preparation, budget management, rental legalities, marketing techniques, safety, maintenance and other similar topics. The Company also offers, through San Jose State University, Certificate in Managing Properties and Certificate in Construction Management training courses with 12.6 and 29.6 continuing education units, respectively.

GROWTH STRATEGIES

     The Company's primary business objectives are to maximize the current return to shareholders through increases in funds from operations per share and to increase the long-term total returns to shareholders through appreciation in value of the Company's common and convertible preferred stock. The Company is committed to achieving these objectives by pursuing the following external and internal growth strategies:

     - INFILL PROPERTY DEVELOPMENT. The Company intends to generate external growth through the continued development of upscale apartment communities in infill areas in California. The Company believes that the barriers to new development in its markets caused by governmental growth controls, including difficult permitting processes, and high capital requirements and limited availability of construction financing, have reduced the number of potential acquirers of undeveloped land and limited the rate of apartment community construction. This limited rate of construction coupled with the trend toward strong population growth and household formations should present an excellent opportunity for the Company to achieve favorable returns on the development of well-located, upscale apartment communities. During the past 19 years, the Company and its affiliates have developed and constructed or acquired and rebuilt over 10,000 residential units in the San Francisco Bay Area. The Company believes that the size and quality of its portfolio, as well as the relationships it has developed with local permitting and governmental authorities and its experience with the development, construction and financing process, have minimized barriers to new development often faced by less experienced developers.

     - SELECTIVE ACQUISITION AND PROPERTY RECONSTRUCTION. The Company also intends to grow externally by acquiring existing apartment communities from third parties. The Company believes that there are presently attractive acquisition opportunities in Northern and Southern California, Washington and Oregon, particularly in light of management's experience and the Company's in-house capability in all aspects of real estate acquisition, construction, reconstruction and design. The Company will seek to acquire well-located apartment communities that can be improved to meet the quality and performance standards of the Company through development expertise, capital improvement programs and proactive property management and that: (i) are in need of physical improvements, (ii) are held, primarily as a result of repossession, by financial institutions, insurance companies, pension fund advisors, or other similar property owners, or (iii) secure maturing loans or credit enhancements for tax-exempt indebtedness for which the owners are unable to satisfy their obligations or renew their loans.

     - PROACTIVE PROPERTY MANAGEMENT. The Company believes managing its communities with an intensive hands-on approach is a fundamental component of its internal growth. The Company has developed aggressive property management and leasing programs over the past 19 years that are designed to maximize revenue and minimize expenses, thereby increasing the Company's funds from operations. The Company believes that its proactive approach to property management results in consistently higher occupancy and rental revenue levels, and a more stable resident base, than the overall market.

     The Company intends to generate internal growth by (i) increasing average occupancy and rental rates, as market conditions permit, while minimizing resident turnover of the communities, and (ii) continuing to operate as a low cost producer, with an efficient general and administrative staff and with senior management providing direction and supervision of the on-site community management teams. To the extent, however, that certain communities are financed by tax-exempt indebtedness, bond compliance requirements may have the effect of mitigating any rental rate increase if the Company is required to lower rental rates to attract residents who satisfy the applicable median income tests. However, the Company believes that for its current communities, such restrictions are compensated for by the lower interest rate on tax-exempt indebtedness as opposed to conventional financing.

     Each community's management team consists of a community manager, leasing consultants and maintenance personnel. The on-site community manager is both the Company's representative to the residents and the manager of the leasing and maintenance staff. The Company believes that its community managers play an integral role in its management team as well as each community's success. Management personnel undergo an extensive training program and attend continuing education classes to improve their marketing and management skills. The Company's employees perform all property management functions, including leasing and rent collection, except for the management of the recent acquisition in Oregon. In addition, the Company's employees perform most of the on-site maintenance functions, including, for example, painting, carpet replacement, plumbing and electrical repair, pool maintenance and general clean up, as well as major repairs including repairs of leasing pavilions, recreation buildings, kitchens and bathrooms. Furthermore, the relative geographic concentration of the communities in each of the Company's markets allows senior management the opportunity to visit each of the communities frequently and to supervise the implementation of the leasing and maintenance programs.

     The Company has established a property management computer system which tracks leasing, rent collection and expense activity at each of the communities. The Company's management system, using both customized and conventional software programs, provides the Company's management with current information about rent collections, new rentals, delinquencies, 30-day termination notices, occupancy levels and resident profiles. Both marketing and accounting information are carefully and continuously monitored by management. The Company plans to continue to implement significant enhancements to this system in 1998 to further enhance management's ability to monitor property operations.

     - STRATEGIC USE OF TAX-EXEMPT INDEBTEDNESS. The Company also intends to increase funds from operations and long-term total return to shareholders through the strategic use of tax-exempt indebtedness. The Company intends to continue to use its expertise in low interest rate tax-exempt bond financing, on a selective basis, in an effort to lower its cost of capital and obtain favorable long-term financing for new development and the acquisition and reconstruction of existing apartment communities from third parties. The use of low interest rate tax-exempt financing for twelve of the communities has substantially contributed to the investment returns to the Company.

     Due to relatively high incomes in the Northern California and Southern California markets, the Company has historically been able to take advantage of this low cost tax-exempt indebtedness without the significant rental loss that ordinarily is attributable to compliance with certain rental restrictions imposed in connection with such indebtedness. The Company will continue to utilize low interest rate tax-exempt indebtedness in markets where the reduction in rental revenue caused by compliance with such restrictions is anticipated to be less than the savings realized through lower interest rates. As a result of certain amendments in the Code, communities financed by new tax-exempt indebtedness are now required to satisfy more stringent rental restrictions. There can be no assurance that the rental revenue from communities that incur tax-exempt indebtedness in the future will not be adversely affected by more stringent rental restrictions. The Company intends to seek such financing in the future only if it is economically advantageous to the Company.

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

ENVIRONMENTAL MATTERS

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required (in many instances regardless of knowledge or responsibility) to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination, which may be substantial. The presence of such substances (or the failure to properly remediate the contamination) may adversely affect the owner's ability to borrow against, sell or rent such property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination.

     Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with its ownership and operation of the communities, the Company potentially may be liable for such costs. The Company is not aware that any ACMs were used in connection with the construction of the communities developed by the Company, all of which were constructed after 1983. The Company is aware that ACMs were used in connection with the construction of the following Communities acquired by the Company: Regatta Bay, Village Square, Sea Ridge, Parc Centre, Sunset Towers, Mill Creek, Crowne Ridge (formerly Channing Heights), Lafayette Place (formerly Martinique Gardens), SummerWalk (formerly Rancho Penasquitos), TimberWood (formerly The Village), SunScape (formerly Banbury Cross), Cardiff Gardens, Mission Woods (formerly Genesee Gardens), Cedar Ridge (formerly Regency), The Park, Lakeside, Creekside, Governor's Square, Viewpointe, Mission Bay Club, Westwood Club, Pacifica Club, Warner Oaks, Amberway, Arbor Park and Cabrillo Square. The Company currently has in place or intends to implement an operations and maintenance program for ACMs at these communities. The Company does not anticipate that it will incur any material liabilities in connection with the presence of ACMs at these communities.

     All of the Company's communities and the Current Development Communities (defined below) have been subjected to a Phase I or similar environmental assessment (which involves general inspections without soil sampling or groundwater analysis and generally without radon testing) completed by an independent environmental consultant. The assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations. Two Current Development Communities are subject to soil and groundwater remediation of contamination from adjacent landowners. In the case of one of the Current Development Communities, Toscana, National Semiconductor Corporation is causing remediation to occur and has provided an indemnity which the Company may rely upon for certain environmental liabilities. Additionally, another Current Development Community, Paseo Alameda, required underground storage tank removal and other environmental cleanup. The Company is also aware that certain of the Communities have lead paint and the Company is undertaking or intends to undertake appropriate remediation activity. Nevertheless, it is possible that the Company's assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Furthermore, prior to the Initial Offering the Company had been occasionally involved in developing, managing, leasing and operating various properties for third parties and may be considered an operator of such properties and, therefore, potentially liable for removal or remediation costs or other potential costs which could relate to hazardous or toxic substances. The Company is not aware of any environmental liabilities with respect to properties it has managed or developed for such third parties. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the communities or the Current Development Communities will not be affected by the condition of land or operations in the vicinity of such communities (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

ITEM 2. PROPERTIES

     The Company's real estate portfolio consists exclusively of apartment communities and land held for the development of apartment communities located in California, Washington and Oregon. For purposes of this discussion, the portfolio consists of the following categories:

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

          -- 1996 Acquisition Communities:  Those communities acquired during
     1996.

          -- 1996 Development Community: Rosewalk, which was completed in January 1997 and leased up and stabilized in February 1997.

          -- 1997 Acquisition Communities:  Those communities acquired during
     1997.

          -- 1998 Acquisition Communities: Warner Oaks, Amberway, Arbor Park, Laguna Brisas and Cabrillo Square.

          -- Current Development Communities: Toscana, CentreMark, Paseo Alameda, Bay Towers (formerly San Francisco, CA Land Site), Mountain View, CA Land Site and Rosewalk II.

     The specific communities included in these categories are detailed beginning on page 7.

     As of December 31, 1997 the Company owned substantially all of the ownership interests in 54 communities comprised of 15,297 upscale apartment homes in California, Washington and Oregon. For those communities developed by the Company, stabilized occupancy typically has occurred between six and nine months after completion of construction, depending on the size of the community. Stabilized occupancy is defined as the first calendar month following completion of construction in which the community has a physical occupancy of at least 95%. The 1996 Development Community, Rosewalk, stabilized within one month after completion of construction. The Company's portfolio has operated at an average occupancy of more than 95% after operations stabilized.

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

     In addition to the physical advantages of the communities, the Company has highly-trained professional on-site management and maintenance staffs that provide courteous and responsive service to the residents of each community. Management believes that excellent design and intensive, service oriented property management that is focused on the specific needs of residents creates a very desirable living environment for residents. This combination of features allows the Company to achieve higher rental rates and occupancy levels while minimizing resident turnover and operating expenses and maximizing current and long-term cash flow and the value of the communities.

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

     The Company improves and repositions their acquired communities, as appropriate, in an effort to enhance returns and upgrade each community's competitive position in its respective submarket. At the end of 1997, the Company had committed to undertake or completed capital improvements totaling $175.6 million for 37 communities acquired since the Initial Offering. The Company's repositioning activities vary from community to community and include reconstruction and renovation of leasing pavilions, pool areas, fitness facilities, parking structures, landscaping, major plumbing, electrical, roofing and siding repairs.

     The following table sets forth certain information regarding the Company's communities:

                                                                                                    AVERAGE
                                                                                       AVERAGE      MONTHLY
                                                                                      APARTMENT    RENT PER
                                                                 YEAR       NUMBER    HOME SIZE    APARTMENT    OCCUPANCY
                                                             OF ORIGINAL      OF       (SQUARE      HOME AT        AT
        PROPERTY                LOCATION         OWNERSHIP   CONSTRUCTION   UNITS       FEET)     12/31/97(1)   12/31/97
        --------                --------         ---------   ------------   ------    ---------   -----------   ---------
ORIGINAL COMMUNITIES
Fairway Glen............  San Jose, CA             100%         1986           144        826       $1,062        97.9%
Foxchase................  San Jose, CA             100%      1986/1987         396(2)     844        1,120        98.7%
Glen Creek..............  Morgan Hill, CA          100%         1989           138        819        1,122        88.4%
San Marino..............  San Jose, CA             100%      1984/1988         248        845        1,153        97.2%
Villa Mariposa..........  Mountain View, CA         94%(3)      1986           248        844        1,481        97.2%
Waterford...............  Hayward, CA              100%      1985/1986         544        830          904        97.2%
Willow Creek............  Fremont, CA              100%         1985           235        820        1,135        98.7%
Alicante................  Fremont, CA              100%         1992           135        952        1,276        98.5%
Hampton Place...........  Fremont, CA              100%         1992           308      1,046        1,369        98.1%
                                                                            ------      -----       ------        ----
    Subtotal Original Communities..............                              2,396        868        1,151        97.3%
                                                                            ------      -----       ------        ----
1994 ACQUISITION COMMUNITIES
Hacienda Gardens........  Pleasanton, CA           100%         1988           456        803        1,067        96.1%
Regatta Bay.............  Foster City, CA          100%         1973           288        738        1,177        92.7%
Barrington Hills........  Hayward, CA              100%         1986           188        897          946        98.9%
Sommerset...............  Vacaville, CA            100%         1987           136        733          670        98.5%
Village Square..........  San Francisco, CA        100%         1972           154        821        1,205        98.7%
Reflections.............  Fresno, CA               100%         1990           516        818          543        92.8%
Blairmore...............  Rancho Cordova, CA       100%         1986           252        843          589        98.4%
Crossbrook..............  Rohnert Park, CA         100%         1986           226        725          754        97.8%
                                                                            ------      -----       ------        ----
    Subtotal 1994 Acquisition Communities......                              2,216        800          848        95.9%
                                                                            ------      -----       ------        ----

                                                                                                    AVERAGE
                                                                                       AVERAGE      MONTHLY
                                                                                      APARTMENT    RENT PER
                                                                 YEAR       NUMBER    HOME SIZE    APARTMENT    OCCUPANCY
                                                             OF ORIGINAL      OF       (SQUARE      HOME AT        AT
        PROPERTY                LOCATION         OWNERSHIP   CONSTRUCTION   UNITS       FEET)     12/31/97(1)   12/31/97
        --------                --------         ---------   ------------   ------    ---------   -----------   ---------
1995 ACQUISITION COMMUNITIES
Sea Ridge...............  Pacifica, CA             100%         1971           220        849        1,088        99.1%
Rivershore..............  Bay Point, CA            100%         1986           245        842          700        98.0%
City Heights(4).........  San Francisco, CA        100%         1990           185        591        1,143        97.8%
Promenade...............  Sunnyvale, CA            100%         1987           220        726        1,205        96.8%
The Pointe..............  Fairfield, CA            100%         1991           296        876          811        96.6%
                                                                            ------      -----       ------        ----
    Subtotal 1995 Acquisition Communities......                              1,166        790          967        97.6%
                                                                            ------      -----       ------        ----
1995 DEVELOPMENT COMMUNITIES
Carriage Square.........  San Jose, CA             100%         1995           324        984        1,463        95.1%
Canyon Creek............  Campbell, CA             100%         1995           348        933        1,326        98.3%
                                                                            ------      -----       ------        ----
    Subtotal 1995 Development Communities......                                672        958        1,392        96.8%
                                                                            ------      -----       ------        ----
1996 ACQUISITION COMMUNITIES
Parc Centre(4)..........  Union City, CA           100%         1973           208        796          946        96.6%
Parkside Commons........  Sunnyvale, CA            100%         1991           192      1,038        1,538        99.5%
Sunset Towers(5)........  San Francisco, CA        100%         1961           243        708        1,168        95.1%
CountryBrook(4).........  San Jose, CA             100%(6)      1985           360        898        1,151        98.6%
Larkspur Canyon(4)......  Mission Viejo, CA        100%         1984           166        752          784        92.2%
The Fountains(4)........  San Jose, CA             100%         1990           226        929        1,520        96.5%
Mill Creek(4)...........  Costa Mesa, CA           100%         1973           258        810          861        93.0%
Crown Ridge(4)..........  San Rafael, CA           100%         1973           254        873        1,077        98.0%
Lafayette Place(5)......  Costa Mesa, CA           100%         1956           145        907          N/A         N/A
                                                                            ------      -----       ------        ----
    Subtotal 1996 Acquisition Communities......                              2,052        856        1,132        96.4%
                                                                            ------      -----       ------        ----
1996 DEVELOPMENT COMMUNITY
Rosewalk................  San Jose, CA             100%         1997           300        905        1,504        94.3%
                                                                            ------      -----       ------        ----
1997 ACQUISITION COMMUNITIES
SummerWalk(4)...........  San Diego, CA            100%         1982           176        802          767        98.3%
TimberWood(5)...........  West Covina, CA          100%         1972           209        907          N/A         N/A
SunScape(5).............  Huntington Beach, CA     100%         1972           400        882          N/A         N/A
Cardiff Gardens(5)......  Campbell, CA             100%         1966           252        782          N/A         N/A
Villa Serena(5).........  Rancho Santa             100%         1990           301        762          823        97.0%
                          Margarita, CA
Amador Oaks(4)..........  Dublin, CA               100%         1989           204        879        1,154        97.6%
Mission Woods(5)........  San Diego, CA            100%         1960           200      1,060          N/A         N/A
Cedar Ridge(5)..........  Daly City, CA            100%         1975           195        725          N/A         N/A
The Park(5).............  Hacienda Heights, CA     100%         1970           351        790          720        93.7%
Lakeside(5).............  Burbank, CA              100%         1969           750        709          766        95.3%
Gallery Place(5)........  Redmond, WA              100%(7)      1991           222        928          951        90.1%
Landing West(5).........  Seattle, WA              100%         1989           190        790          649        97.4%
Creekside(5)............  Mountain View, CA        100%         1962           294        734        1,045        95.6%
Governor's Square(5)....  Sacramento, CA           100%      1972/1976         302        968          N/A         N/A
Waterhouse Place(5).....  Beaverton, OR            100%         1990           279        930          N/A         N/A
Viewpointe(5)...........  Woodland Hills, CA       100%         1989           663        894          N/A         N/A
Mission Bay Club(5).....  San Diego, CA            100%         1969           564        713          N/A         N/A
Westwood Club(5)........  Los Angeles, CA          100%         1966           363        632          N/A         N/A
Pacifica Club(5)........  Huntington Beach, CA     100%         1971           304        882          N/A         N/A
                                                                            ------      -----       ------        ----
    Subtotal 1997 Acquisition Communities......                              6,219        813          839        95.4%
                                                                            ------      -----       ------        ----
CURRENT DEVELOPMENT COMMUNITY
Toscana.................  Sunnyvale, CA            100%         1997           276(8)     917          N/A         N/A
                                                                            ------      -----       ------        ----
    Total Operating Properties at December 31,
      1997.....................................                             15,297        834        1,023        96.4%
                                                                            ------      -----       ------        ----

                                                                                                    AVERAGE
                                                                                       AVERAGE      MONTHLY
                                                                                      APARTMENT    RENT PER
                                                                 YEAR       NUMBER    HOME SIZE    APARTMENT    OCCUPANCY
                                                             OF ORIGINAL      OF       (SQUARE      HOME AT        AT
        PROPERTY                LOCATION         OWNERSHIP   CONSTRUCTION   UNITS       FEET)     12/31/97(1)   12/31/97
        --------                --------         ---------   ------------   ------    ---------   -----------   ---------
1998 ACQUISITION COMMUNITIES
Warner Oaks.............  Woodland Hills, CA       100%         1978           227        824          N/A         N/A
Amberway................  Anaheim, CA              100%         1983           272        756          N/A         N/A
Arbor Park..............  Upland, CA               100%         1973           260        771          N/A         N/A
Laguna Brisas...........  Laguna Niguel, CA        100%         1988           176      1,000          N/A         N/A
Cabrillo Square.........  San Diego, CA            100%         1973           293        768          N/A         N/A
                                                                            ------      -----       ------        ----
    Subtotal 1998 Acquisition Communities......                              1,228        810          N/A         N/A
                                                                            ------      -----       ------        ----
CURRENT DEVELOPMENT COMMUNITY
Toscana.................  Sunnyvale, CA            100%         1998           144(9)     917          N/A         N/A
                                                                            ------      -----       ------        ----
    Total Current Operating Properties.........                             16,669        832        1,023        96.4%
                                                                            ------      -----       ------        ----
CURRENT DEVELOPMENT COMMUNITIES
Toscana.................  Sunnyvale, CA            100%         N/A            290        917          N/A         N/A
CentreMark..............  San Jose, CA             100%         N/A            311        948          N/A         N/A
Paseo Alameda...........  San Jose, CA             100%         N/A            305      1,011          N/A         N/A
Bay Towers..............  San Francisco, CA        100%(10)     N/A            226      1,098          N/A         N/A
Rosewalk II.............  San Jose, CA             100%         N/A            156        982          N/A         N/A
Mountain View Land
  Site..................  Mountain View, CA        100%         N/A            N/A        N/A          N/A         N/A
                                                                            ------      -----       ------        ----
    Subtotal Current Development Communities...                              1,288        983          N/A         N/A
                                                                            ------      -----       ------        ----
TOTALS.........................................                             17,957        844       $1,023        96.4%
                                                                            ======      =====       ======        ====

---------------
 (1) Excludes washer/dryer rental fees, covered parking fees, credit check and application fees and other similar charges.

 (2) The Foxchase community includes 252 apartment homes constructed in 1986 as Phase I and 144 apartment homes constructed in 1987 as Phase II.

 (3) The Company owns this community through a partnership, and, as general partner, receives 94% of the distributions of cash from operations and proceeds from any sale, refinancing or disposition made by the partnership. An unrelated third party owns the remaining 6% interest in the partnership as a limited partner.

 (4) Reconstruction was completed in 1997.

 (5) Reconstruction is ongoing or planned as of December 31, 1997.

 (6) As part of the purchase price for the CountryBrook community acquired in July 1996, the Company issued to the seller 298,577 operating partnership units (with a value of approximately $7.3 million) of a special purpose limited partnership, Bay Countrybrook L.P., formed by the Company. The operating partnership unitholders may request that they be redeemed for cash, subject to the Company's right to satisfy any redemption request by issuing an equivalent number of shares of common stock. As of December 31, 1997, the Company had issued 166,142 shares of common stock to limited partners of Bay Countrybrook L.P. who had requested a redemption of their partnership units. Countrybrook units redeemed for cash aggregated 762 as of December 31, 1997.

 (7) As part of the purchase price for the Gallery Place community acquired in September 1997, the Company issued to the seller 163,448 operating partnership units (with a value of approximately $6.2 million) of a special purpose limited partnership, Bay Pacific Northwest, L.P., formed by the Company. The operating partnership unitholders may request that they be redeemed for cash, subject to the Company's right to satisfy any redemption request by issuing an equivalent number of shares of common stock. As of December 31, 1997, no operating partnership units had been redeemed.

 (8) As of December 31, 1997, 276 of the total 710 apartment homes at the Toscana community had been completed.

 (9) Represents the additional 72 apartment homes completed during January 1998 and 72 apartment homes completed in March 1998 at the Toscana community.

(10) The Company acquired this land site through a special purpose limited partnership, Bay Rincon, L.P., in which it is the sole general partner.

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

     As described below, construction costs are increasing and the cost to reposition communities that have been acquired has, in some cases, exceeded management's original estimates. Management believes that it may experience similar increases in the future. There can be no assurances that the Company will be able to charge rents upon completing the repositioning of the communities that will be sufficient to fully offset the effects of any increases in construction costs.

CURRENT DEVELOPMENT COMMUNITIES

     This discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements as a result of, among other factors, the risk factors set forth herein and in the Company's filings with the Securities and Exchange Commission, changes in general economic conditions and changes in the assumptions used in making such forward-looking statements.

     The Company has acquired six land sites on which it is building, or plans to commence building in the future, the Current Development Communities with a total of approximately 1,908 apartment homes.

     - TOSCANA, SUNNYVALE, CALIFORNIA. The Company purchased this partially built and abandoned 17.8 acre site in May 1996 on which it is building a 710 apartment home community. The original total budgeted construction cost of this community was $95.7 million. The site, located approximately at the intersection of Highway 101 and Lawrence Expressway, is close to the center of Silicon Valley. This community will contain a large leasing pavilion, business center, fitness center, two swimming pools, including one 75 foot lap pool, a small commercial area, secure underground parking and a perimeter gate system. Stabilized operations are expected in the fourth quarter of 1998 and the first apartment homes were completed and occupied in July 1997. As of December 31, 1997, construction had been completed on 276 apartment homes.

     - CENTREMARK, SAN JOSE, CALIFORNIA. The Company purchased 2.5 acres of this
7.9 acre site in May 1996. The remainder of this site was purchased in December 1996 after obtaining substantially all of the necessary public approvals for development of the community. The site is located at the intersection of Stevens Creek Boulevard and Interstate 280, in the northwest corner of San Jose, almost immediately adjacent to the City of Cupertino. The planned 311 apartment home community will include a large leasing facility, business center, fitness center, 65 foot lap pool, secure underground parking and perimeter gate system. The Company has estimated a total budgeted construction cost for this community of $44.1 million. Stabilized operations are expected in the first quarter of 1999 and the first apartment homes are expected to be occupied in the third quarter of 1998.

     - PASEO ALAMEDA, SAN JOSE, CALIFORNIA. The Company purchased 7.44 acres of this 8.87 acre site in February 1997 after it obtained substantially all of the necessary public approvals for development of the community. The remainder of this site was purchased in April 1997. The site is located on a major street, approximately one mile from downtown San Jose. The Company has approvals to build a 305 apartment home community which will include a large leasing pavilion, business center, fitness center, 75 foot lap pool, a small commercial area and secure underground parking. The Company has estimated a total budgeted construction cost for this community of $44.4 million. Stabilized operations are expected in the second quarter of 1999 and the first apartment homes are expected to be occupied in the fourth quarter of 1998.

     - BAY TOWERS, SAN FRANCISCO, CALIFORNIA. The Company acquired, through a limited partnership in which it is the sole general partner, a portion of a city block in the Rincon Hill area of San Francisco for approximately $7.8 million in June 1997. The Company is constructing twin, 16-story towers above a four story parking garage on this land site. All public approvals have been received to allow 226 apartment homes, approximately 2,900 square feet of retail space and between 224 and 271 controlled access parking spaces. The land site is on Beale Street, between Harrison and Folsom Streets, almost two blocks north of the Bay Bridge, approximately three blocks south of Market Street and three blocks west of the Embarcadero and San Francisco Bay. The Company began site work in late 1997 and actual construction of the community in early 1998, with initial occupancy expected in 1999. The community will contain one, two and three bedroom apartment homes, with resident amenities including a health club, meeting and conference rooms, business center, leasing pavillion and parking deck gardens.

     - ROSEWALK II, SAN JOSE, CALIFORNIA. In October 1997, the Company acquired a 5.82 acre land site adjacent to the Company's recently constructed 300 apartment home community, Rosewalk, in San Jose, California. The Company has public approvals and is under construction on 156 apartment homes as a second phase of Rosewalk on this land site. The Company has estimated a total budgeted construction cost for this community of $20.3 million. Stabilized operations are expected in the second quarter of 1999 and the first apartment homes are expected to be occupied in the fourth quarter of 1998.

     - MOUNTAIN VIEW, CALIFORNIA LAND SITE. In September 1997, the Company acquired a 1.917 acre land site in Mountain View, California which includes a 50% undivided interest in an existing underground parking garage adjacent to this land site, subject to agreements which specifically allocate parking rights between an adjacent office building and this development, including 266 spaces reserved exclusively for residents of the community planned for this site. The Company intends to build two residential towers on this land site, which will contain an as yet undetermined number of apartment homes, expected to be at least 200, and approximately 10,000 square feet of ground level space for a recreation, leasing and community center. The acquisition of this site, purchased in two separate parcels for approximately $8.93 million, includes various public approvals and previously paid fees totaling approximately $800,000.

     The Company intends to continue to pursue the development and construction of apartment home communities in accordance with the Company's development and underwriting policies. Risks associated with the Company's development and construction activities may include: the abandonment of development and acquisition opportunities explored by the Company; construction costs of a community may exceed original estimates due to increased materials, labor or other expenses, which could make completion of the community uneconomical; occupancy rates and rents at a newly completed community are dependent on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; financing may not be available on favorable terms for the development of a community; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations. The occurrence of any of the events described above could adversely affect the Company's ability to achieve its projected yields on communities under development or reconstruction and could prevent the Company from paying distributions to its stockholders.

     For new development communities, the Company's goal, on average, is to achieve projected earnings before interest, income taxes, depreciation and amortization ("EBITDA") as a percentage of total budgeted construction cost of approximately 10%. Projected EBITDA as a percentage of total budgeted construction cost represents EBITDA projected to be received in the first calendar year after a community reaches stabilized occupancy (i.e., the first month when the community has a weighted average physical occupancy of at least 95%), based on current market rents, less projected stabilized property operating and maintenance expenses, before interest, income taxes, depreciation and amortization. Total budgeted construction cost is based on current construction costs, including interest capitalized during the construction period. Market rents and construction costs reflect those prevailing in the community's market at the time the Company's development budgets are prepared while taking into consideration certain changes to those market conditions anticipated by the Company at the time. Although the Company attempts to anticipate changes in market conditions, the Company cannot predict with certainty what those changes will be. For example, upon the acquisition of the Toscana land site in May 1996, the Company estimated that the total budgeted construction cost for this Current Development Community would be $95.7 million. Since that time, construction costs have been increasing and management believes that the total construction cost for this development will be higher than the original budget. Nonetheless, because of increases in prevailing market rents, management believes that it will still be able to achieve projected EBITDA as a percentage of total budgeted construction cost of at least 10%. Management believes that it will experience similar increases in construction costs and market rents with respect to the CentreMark and Paseo Alameda Current Development Communities. However, there can be no assurances that market rents in effect at the time the Current Development Communities are leased-up will be sufficient to fully offset the effects of any increased construction costs.

SEISMIC CONCERNS

     Many of the communities are located in the general vicinity of active earthquake faults. In June 1997, the Company obtained a seismic risk analysis from an engineering firm which estimated the probable maximum loss ("PML") for each of the 41 communities owned at that time and Toscana, a Current Development Community, individually and for all of such communities and Toscana combined. To establish a PML, the engineers first define a severe earthquake event for the applicable geographic area, which is an earthquake that has only a 10% likelihood of occurring over a 50-year period. The PML is determined as the structural and architectural damage and business interruption loss that has a 10% probability of being exceeded in the event of such an earthquake. Because the communities are concentrated in the San Francisco Bay Area, the engineers' analysis defined an earthquake on the San Andreas Fault with a Richter Scale magnitude of 8.0 as a severe earthquake with a 10% probability of occurring within a 50-year period. The engineers then established an aggregate PML at that time of $63.8 million for the 41 communities owned at that time and Toscana. The $63.8 million PML for those communities was a PML level that is expected to be exceeded only 10% of the time in the event of such a severe earthquake. The actual aggregate PML could be higher or lower as a result of variations in soil classifications and structural vulnerabilities. For each community, the engineers' analysis calculated an individual PML as a percentage of the community's replacement cost and projected revenues. Two of the communities had individual PMLs of 30%, while seven had individual PMLs of 25%, and the remaining 32 communities owned at such time and Toscana each had individual PMLs of 20% or less. The Company has obtained an individual PML assessment for each of the seventeen communities acquired since June 1997. One community had an individual PML of 50%, one had an individual PML of 30%, three had individual PMLs of 24%, one had an individual PML of 21% and the remaining eleven communities had individual PMLs of 20% or less. While the Company has not yet obtained an engineers' analysis establishing an aggregate PML for all of the communities combined, the Company currently intends to do so on an annual basis in order to assist it in evaluating appropriate levels of insurance coverage. No assurance can be given that an earthquake would not cause damage or loss greater than the PML assessments indicate, that future PML levels will not be higher than the current PML levels for the communities, or that future acquisitions or developments will not have PML assessments indicating the possibility of greater damage or loss than currently indicated.

     In July 1997, the Company renewed its earthquake insurance, both for physical damage and lost revenue, with respect to the 41 communities then owned and Toscana. In addition, the seventeen communities acquired subsequent to June 1997 are included under the Company's earthquake insurance policy. For any single occurrence, the Company self-insures the first $25 million of loss and has in place $35 million of coverage above this amount. In addition, the Company's general liability and property casualty insurance provides coverage for personal liability and fire damage. In the event that an uninsured disaster or a loss in excess of insured limits were to occur, the Company could lose its capital invested in the affected community, as well as anticipated future revenue from such community, and would continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect the business of the Company and its financial condition and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to a vote of the Company's shareholders during the last quarter of its fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

MARKET INFORMATION

     The Company's common stock began trading on the New York Stock Exchange (the "NYSE") on March 10, 1994, under the symbol "BYA." The Company's common stock is also traded on the Pacific Exchange under the symbol "BYA". The following table sets forth the high and low sales prices per share of the common stock for the periods indicated, as reported by the NYSE. The Company's initial public offering of its common stock at $20.00 per share was completed on March 17, 1994.

     The high and low sales prices per share of common stock each quarter during the years ended December 31, 1997, 1996, 1995 and 1994 are as follows:

                PERIOD OR QUARTER ENDED                    HIGH        LOW
                -----------------------                  --------    --------
December 31, 1997......................................  $40.3125    $37.7500
September 30, 1997.....................................  $39.9375    $36.8125
June 30, 1997..........................................  $37.3750    $33.1250
March 31, 1997.........................................  $37.1250    $34.2500

December 31, 1996......................................  $36.0000    $28.2500
September 30, 1996.....................................  $29.1250    $24.7500
June 30, 1996..........................................  $26.0000    $23.2500
March 31, 1996.........................................  $25.3750    $22.8750

December 31, 1995......................................  $24.5000    $19.8750
September 30, 1995.....................................  $21.7500    $19.1250
June 30, 1995..........................................  $20.0000    $16.7500
March 31, 1995.........................................  $20.8750    $18.0000

December 31, 1994......................................  $21.1250    $17.7500
September 30, 1994.....................................  $22.1250    $19.7500
June 30, 1994..........................................  $22.6250    $20.0000
March 31, 1994 (from March 10, 1994)...................  $21.5000    $20.0000

     On March 24, 1998 the last reported sale price per share of common stock on the NYSE was $36.875. On March 24, 1998 there were 484 holders of record of the 26,196,490 outstanding shares of the Company's common stock. This number of holders does not include persons whose shares are held of record by a broker or clearing agency, but does include such brokerage house or clearing agency as one record holder.

     Dividends declared per common share for 1997, 1996, 1995 and 1994 were as follows:

 PERIOD OR QUARTER ENDED   DIVIDENDS
 -----------------------   ---------
December 31, 1997........    $ .42
September 30, 1997.......      .42
June 30, 1997............      .41
March 31, 1997...........      .41
                             -----
     Total 1997..........    $1.66
                             =====

December 31, 1996........    $ .41
September 30, 1996.......      .40
June 30, 1996............      .40
March 31, 1996...........      .40
                             -----
     Total 1996..........    $1.61
                             =====

 PERIOD OR QUARTER ENDED   DIVIDENDS
 -----------------------   ---------
December 31, 1995........    $ .39
September 30, 1995.......      .39
June 30, 1995............      .39
March 31, 1995...........      .38
                             -----
     Total 1995..........    $1.55
                             =====

December 31, 1994........    $ .38
September 30, 1994.......      .38
June 30, 1994 (from March
  17, 1994)..............      .44
                             -----
     Total 1994..........    $1.20
                             =====

     The following summarizes the tax components of the Company's common dividends declared for the years ending December 31, 1997, 1996, 1995 and 1994:

                                                          % OF COMMON DIVIDENDS DECLARED FOR:
                                                         -------------------------------------
                                                          1997       1996      1995      1994
                                                         -------    ------    ------    ------
TAX COMPONENT
Ordinary income........................................   100%       81%       74%       66%
Capital gain...........................................     --        --       12%        --
Non-taxable return of capital..........................     --       19%       14%       34%

     All of the dividends declared on the Series A preferred stock for the years ended December 31, 1997, 1996 and 1995 represented ordinary income for tax purposes. All of the dividends declared on the Series B preferred stock for the years ended December 31, 1997 and 1996 represented ordinary income for tax purposes. All dividends declared on the Series C Cumulative Redeemable Preferred Stock during the year ended December 31, 1997 represented ordinary income for tax purposes.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On July 12, 1996, the Company entered into an Agreement of Limited Partnership of Bay Countrybrook L.P. (the "Countrybrook Partnership"), the general partner of which is Bay GP, Inc., a wholly-owned subsidiary of the Company, for the purpose of acquiring the CountryBrook community. In connection with the formation of the Countrybrook Partnership, 298,577 units of limited partnership interests ("Countrybrook Units") were issued to the existing partners of the contributor of the CountryBrook community pursuant to an exemption from registration provided in Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of the limited partnership agreement, holders of Countrybrook Units have the right to require the Countrybrook Partnership to redeem their Countrybrook Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of Countrybrook Units in satisfaction of the Countrybrook Partnership's obligation to redeem the Countrybrook Units for cash. During the period January 1, 1997 through December 31, 1997, 162,330 Countrybrook Units were redeemed by the Company in exchange for shares of common stock pursuant to the exemption from registration provided in Rule 506 of Regulation D under the Securities Act. The Company is relying on the exemption provided in Rule 506 based upon factual representations received from the recipients of the shares.

     On September 12, 1997, the Company entered into an Agreement of Limited Partnership of Bay Pacific Northwest L.P. (the "Northwest Partnership"), of which the Company is the sole general partner, for the purpose of acquiring the Gallery Place community. In connection with the formation of the Northwest Partnership, 163,448 units of limited partnership interests ("Northwest Units") were issued to the existing partners of the contributor of the Gallery Place community pursuant to an exemption from registration provided in Rule 506 of Regulation D under the Securities Act. Under the terms of the limited partnership agreement, holders of Northwest Units have the right to require the Northwest Partnership to redeem their Northwest Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of Northwest Units in satisfaction of the Northwest Partnership's obligation to redeem the Northwest Units for cash. During the period September 12, 1997 through December 31, 1997, no Northwest Units had been redeemed for cash or the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below are summary consolidated and combined financial and operating data for the Company and the Greenbriar Group, the predecessor of the Company, as of and for the periods indicated on a historical basis.

                                                                                           THE GREENBRIAR GROUP
                                                                                         -------------------------
                                           YEAR ENDED DECEMBER 31,         MARCH 17-     JANUARY 1-    YEAR ENDED
                                      ---------------------------------   DECEMBER 31,   MARCH 16,    DECEMBER 31,
                                         1997        1996        1995         1994          1994          1993
                                      ----------   ---------   --------   ------------   ----------   ------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenue:
  Rental............................  $  121,873   $  80,377   $ 52,110    $  31,073      $ 4,982       $ 23,728
  Other.............................       4,161       2,216      1,411          955          158          1,081
                                      ----------   ---------   --------    ---------      -------       --------
Total revenue.......................     126,034      82,593     53,521       32,028        5,140         24,809
                                      ----------   ---------   --------    ---------      -------       --------
Expenses:
  Property operating(1).............      29,016      18,924     12,452        7,001        1,429          5,173
  Property taxes....................       9,467       6,353      4,349        2,786          459          2,342
  General and administrative........       6,308       3,785      2,467        1,590          229            276
  Abandoned project costs...........         710         110         --           --           --             --
  Management fees -- affiliates.....          --          --         --           --          270          1,205
  Interest and financing............      14,113      14,276     11,472        4,782        2,358         10,932
  Depreciation and amortization.....      27,009      18,689     13,714        8,366        1,111          5,328
                                      ----------   ---------   --------    ---------      -------       --------
Total expenses......................      86,623      62,137     44,454       24,525        5,856         25,256
                                      ----------   ---------   --------    ---------      -------       --------
Income (loss) before minority
  interest, gain on sale and
  extraordinary item................      39,411      20,456      9,067        7,503         (716)          (447)
Minority interest...................        (470)       (319)       (19)         (17)          --             --
                                      ----------   ---------   --------    ---------      -------       --------
Income (loss) from operations.......      38,941      20,137      9,048        7,486         (716)          (447)
Gain on sale........................          --          --      2,412           --           --             --
                                      ----------   ---------   --------    ---------      -------       --------
Income (loss) before extraordinary
  item..............................      38,941      20,137     11,460        7,486         (716)          (447)
Extraordinary item..................          --        (511)        --           --           --             --
                                      ----------   ---------   --------    ---------      -------       --------
Net income (loss)...................      38,941      19,626     11,460        7,486         (716)          (447)
Preferred stock dividend
  requirement.......................      (7,480)     (4,264)      (917)          --           --             --
                                      ----------   ---------   --------    ---------      -------       --------
Earnings available to common
  shares............................  $   31,461   $  15,362   $ 10,543    $   7,486      $  (716)      $   (447)
                                      ==========   =========   ========    =========      =======       ========
Earnings per common share:
Income before minority interest,
  gain on sale and extraordinary
  item..............................  $     1.42   $    1.08   $    .70    $     .65      $    --       $     --
Minority interest...................        (.02)       (.02)        --           --           --             --
                                      ----------   ---------   --------    ---------      -------       --------
Income from operations..............        1.40        1.06        .70          .65           --             --
Gain on sale........................          --          --        .21           --           --             --
                                      ----------   ---------   --------    ---------      -------       --------
Income before extraordinary item....        1.40        1.06        .91          .65           --             --
Extraordinary item..................          --        (.03)        --           --           --             --
                                      ----------   ---------   --------    ---------      -------       --------
Earnings available to common
  shares............................  $     1.40   $    1.03   $    .91    $     .65      $    --       $     --
                                      ==========   =========   ========    =========      =======       ========
Cash dividends declared per common
  share.............................  $     1.66   $    1.61   $   1.55    $    1.20      $    --       $     --
                                      ==========   =========   ========    =========      =======       ========
Cash dividends declared per Series A
  and B preferred share.............  $     1.71   $    1.66   $    .40    $      --      $    --       $     --
                                      ==========   =========   ========    =========      =======       ========

                                                                                           THE GREENBRIAR GROUP
                                                                                         -------------------------
                                           YEAR ENDED DECEMBER 31,         MARCH 17-     JANUARY 1-    YEAR ENDED
                                      ---------------------------------   DECEMBER 31,   MARCH 16,    DECEMBER 31,
                                         1997        1996        1995         1994          1994          1993
                                      ----------   ---------   --------   ------------   ----------   ------------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)
OTHER DATA:
Cash flows from:
  Operating activities..............  $   64,850   $  40,223   $ 22,598    $  17,654      $   647       $  3,638
  Investing activities..............  $ (577,170)  $(216,999)  $(87,247)   $(189,430)     $(2,211)      $ (1,643)
  Financing activities..............  $  514,588   $ 176,019   $ 61,628    $ 175,168      $  (446)      $ (2,373)
EBITDA(2)...........................  $   80,533   $  53,421   $ 34,253    $  20,651      $ 2,753       $ 15,813
Funds from Operations(3)............  $   62,417   $  38,293   $ 21,884    $  15,430      $   395       $  4,881
Total communities, end of period....          54          34         25           19           10             10
Total apartment homes, end of
  period............................      15,297       8,754      6,450        4,844        2,396          2,396
Total apartment homes, weighted
  average...........................      10,840       7,594      5,652        4,211        2,396          2,396
Average monthly rental revenue per
  apartment home, end of period:
  Original Communities(4)...........  $    1,151   $   1,057   $    959    $     913      $   888       $    886
  1994 Acquisition Communities(4)...  $      848   $     795   $    752    $     734      $    --       $     --
  1995 Acquisition Communities(4)...  $      967   $     889   $    845    $      --      $    --       $     --
  1995 Development Communities(4)...  $    1,392   $   1,310   $  1,120    $      --      $    --       $     --
  1996 Acquisition Communities(4)...  $    1,132   $   1,017   $     --    $      --      $    --       $     --
  1996 Development Community(4).....  $    1,504   $   1,410   $     --    $      --      $    --       $     --
  1997 Acquisition Communities(4)...  $      839   $      --   $     --    $      --      $    --       $     --
Average annual
  occupancy -- stabilized
  communities.......................        97.5%       96.8%      95.8%        95.7%        96.1%          96.3%
Ratio of earnings to combined fixed
  charges and preferred stock
  dividends(5)......................       1.84x       1.61x      1.26x        1.76x         .71x           .96x
Ratio of earnings to fixed
  charges(6)........................       2.48x       2.00x      1.33x        1.76x         .71x           .96x
BALANCE SHEET DATA:
Operating real estate assets, before
  accumulated depreciation..........  $1,203,154   $ 699,402   $474,930    $ 346,584      $    --       $178,244
Development real estate assets......  $  170,361   $  50,945   $ 23,280    $  51,749      $    --       $ 10,797
Total assets........................  $1,317,650   $ 711,909   $477,190    $ 390,016      $    --       $165,367
Debt................................  $  487,484   $ 273,688   $227,801    $ 181,731      $    --       $168,796
Debt -- affiliates..................  $       --   $      --   $     --    $      --      $    --       $  3,184
Total liabilities...................  $  515,822   $ 292,630   $239,607    $ 193,306      $    --       $176,585
Minority interest...................  $    9,133   $   7,002   $     --    $      --      $    --       $     --
Shareholders' equity/owner's capital
  (deficit).........................  $  792,695   $ 412,277   $237,583    $ 196,710      $    --       $(11,218)

---------------
(1) Property operating expenses are defined as property related repair and maintenance expenses, utilities and on-site property management costs, and exclude property taxes, interest, depreciation and amortization.

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

(3) Many industry analysts consider Funds from Operations ("FFO") an appropriate measure of performance of an equity REIT. FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition was revised by NAREIT effective for periods after 1995 to exclude the add back of non-real estate depreciation and the amortization of recurring deferred financing costs. The Company computes FFO in accordance with the revised NAREIT definition, which may differ from the methodology for computing FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company believes that in order to facilitate a clear understanding of the historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements. FFO should not be considered as a substitute for net income (loss) as a measure of results of operations or for cash flow from operations as a measure of liquidity.

(4) The "Original Communities," "1994 Acquisition Communities," "1995 Development Communities," "1995 Acquisition Communities," "1996 Acquisition Communities," "1996 Development Community" and "1997 Acquisition Communities" are those listed beginning on page 8.

(5) The ratio of earnings to combined fixed charges and preferred stock dividends is computed by dividing earnings by the combination of fixed charges and preferred stock dividends incurred. For this purpose, earnings consist of net income plus fixed charges less capitalized interest. Fixed charges consist of interest expense, capitalized interest and the amortization of debt issuance costs.

(6) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, earnings consist of net income plus fixed charges less capitalized interest. Fixed charges consist of interest expense, capitalized interest and the amortization of debt issuance costs.

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

RESULTS OF OPERATIONS

     The following discussion sets forth historical results of operations for the Company. Increases in operating results in 1997, 1996 and 1995 are due to the significant recapitalization upon the 1995 Offering (defined below), the 1996 Offerings (defined below), the 1997 Offerings (defined below), the completion and lease-up of communities under development and the purchase of apartment communities. The following table outlines the communities acquired or leased-up during 1995, 1996 and 1997:

        1995 ACQUISITION COMMUNITIES
---------------------------------------------
       COMMUNITY             DATE ACQUIRED
       ---------          -------------------
Sea Ridge(a)............  February 17, 1995
Rivershore..............  April 28, 1995
City Heights(b).........  October 19, 1995
Promenade...............  October 25, 1995
The Pointe..............  December 12, 1995

        1995 DEVELOPMENT COMMUNITIES
---------------------------------------------
       COMMUNITY          DATE STABILIZED(D)
       ---------          -------------------
Carriage Square.........  October 1995(e)
Canyon Creek............  December 1995(f)

        1996 ACQUISITION COMMUNITIES
---------------------------------------------
       COMMUNITY             DATE ACQUIRED
       ---------          -------------------
Parc Centre(b)..........  May 15, 1996
Parkside Commons........  May 15, 1996
Sunset Towers(c)........  May 22, 1996
CountryBrook(b).........  July 12, 1996
Larkspur Canyon(b)......  July 19, 1996
The Fountains(b)........  July 26, 1996
Mill Creek(b)...........  July 26, 1996
Crowne Ridge(b).........  August 7, 1996
Lafayette Place(c)......  August 7, 1996

         1996 DEVELOPMENT COMMUNITY
---------------------------------------------
       COMMUNITY          DATE STABILIZED(D)
       ---------          -------------------
Rosewalk................  February 1997(g)

        1997 ACQUISITION COMMUNITIES
---------------------------------------------
       COMMUNITY             DATE ACQUIRED
       ---------          -------------------
SummerWalk(b)...........  January 3, 1997
TimberWood(c)...........  March 13, 1997
SunScape(c).............  April 1, 1997
Cardiff Gardens(c)......  April 18, 1997
Villa Serena(c).........  April 25, 1997
Amador Oaks(b)..........  April 30, 1997
Mission Woods(c)........  May 16, 1997
Cedar Ridge(c)..........  July 15, 1997
The Park(c).............  September 4, 1997
Lakeside(c).............  September 5, 1997
Gallery Place(c)........  September 23, 1997
Landing West(c).........  October 1, 1997
Creekside(c)............  October 31, 1997
Governor's Square(c)....  December 11, 1997
Waterhouse Place(c).....  December 18, 1997
Viewpointe(c)...........  December 18, 1997
Mission Bay Club(c).....  December 30, 1997
Westwood Club(c)........  December 30, 1997
Pacifica Club(c)........  December 30, 1997

       CURRENT DEVELOPMENT COMMUNITIES
---------------------------------------------
       COMMUNITY          DATE STABILIZED(D)
       ---------          ------------------
Toscana.................  (h)
CentreMark..............  (i)
Paseo Alameda...........  (j)
Bay Towers..............  (k)
Rosewalk II.............  (l)
Mountain View Land        (m)
  Site..................

     The 1995 Acquisition Communities, the 1995 Development Communities, the 1996 Acquisition Communities, the 1996 Development Community, the 1997 Acquisition Communities and Toscana are collectively termed the "Acquisition Communities".
---------------
(a)  Reconstruction was completed in 1996.

(b)  Reconstruction was completed in 1997.

(c)  Reconstruction is ongoing or planned as of December 31, 1997.

(d) Stabilized occupancy is defined as the first calendar month following completion of construction in which the community has a physical occupancy of at least 95%.

(e)  Occupancy commenced in January 1995 and operations stabilized in October
     1995.

(f)  Occupancy commenced in April 1995 and operations stabilized in December
     1995.

(g)  Occupancy commenced in August 1996 and operations stabilized in February
     1997.

(h) Occupancy commenced in July 1997 and operations are expected to be stabilized in the fourth quarter of 1998.

(i) Occupancy is expected to commence in the third quarter of 1998 and operations are expected to be stabilized in the first quarter of 1999.

(j) Occupancy is expected to commence in the fourth quarter of 1998 and operations are expected to be stabilized in the second quarter of 1999.

(k) Occupancy is expected to commence in 1999 and operations are expected to be stabilized in 2000.

(l) Occupancy is expected to commence in the fourth quarter of 1998 and operations are expected to be stabilized in the second quarter of 1999

(m)  This Community is still undergoing planning and development.

 COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
                                      1996

     The Company's results of operations are summarized as follows for the years ended 1997 and 1996 (Dollars in thousands):

                                                     FOR THE YEAR
                                                  ENDED DECEMBER 31,
                                                  ------------------
                                                    1997      1996     $-CHANGE   %-CHANGE
                                                  --------   -------   --------   --------
REVENUE:
  Rental........................................  $121,873   $80,377   $41,496       51.6%
  Other.........................................     4,161     2,216     1,945       87.8%
                                                  --------   -------   -------     ------
          Total revenue.........................   126,034    82,593    43,441       52.6%
                                                  --------   -------   -------     ------
EXPENSES:
  Property operating............................    29,016    18,924    10,092       53.3%
  Property taxes................................     9,467     6,353     3,114       49.0%
  General and administrative....................     6,308     3,785     2,523       66.7%
  Abandoned project costs.......................       710       110       600      545.5%
  Interest and financing........................    14,113    14,276      (163)      (1.1%)
  Depreciation and amortization.................    27,009    18,689     8,320       44.5%
                                                  --------   -------   -------     ------
          Total expenses........................    86,623    62,137    24,486       39.4%
                                                  --------   -------   -------     ------
Income before minority interest and
  extraordinary item............................    39,411    20,456    18,955       92.7%
Minority interest...............................      (470)     (319)     (151)      47.3%
                                                  --------   -------   -------     ------
Income before extraordinary item................    38,941    20,137    18,804       93.4%
Extraordinary item..............................        --      (511)      511     (100.0%)
                                                  --------   -------   -------     ------
Net income......................................  $ 38,941   $19,626   $19,315       98.4%
                                                  ========   =======   =======     ======

     Rental revenue from rental property increased primarily as a result of the addition of the Acquisition Communities. The 1996 Acquisition and Development Communities represented $12,534 and $4,083, respectively, of the increase while the 1997 Acquisition Communities and Toscana contributed $16,965 and $1,337, respectively, to the increase. The remainder of the portfolio increased rental revenue by $6,577, $5,990 of which was attributable to the 1997 Same Store Communities (defined below).

     Other income increased primarily as a result of the addition of the 1996 and 1997 Acquisition Communities, the 1996 Development Community and Toscana, and the 1997 Same Store Communities which contributed $936, $174 and $645, respectively, to the increase. The remaining increase of $190 was attributable to the remainder of the portfolio.

     Property operating expenses increased primarily as a result of the addition of the Acquisition Communities. Of the $10,092 total increase, $3,126 was attributable to the 1996 Acquisition Communities, $4,872 was attributable to the 1997 Acquisition Communities, $461 was attributable to the 1996 Development Community, $355 was attributable to the apartment homes delivered at Toscana, $729 was attributable to the 1997 Same Store Communities and $549 was attributable to the remainder of the portfolio.

     Property taxes increased by $3,114 due to $2,556 attributable to the addition of the 1996 and 1997 Acquisition Communities, $386 attributable to the 1996 Development Community and Toscana, and $172 attributable to the increase in the remainder of the portfolio.

     General and administrative costs increased primarily due to the growth in employee-related costs and other costs necessary to manage the Acquisition Communities. Abandoned project costs increased primarily due to a one-time write off of $450 in the quarter ended June 30, 1997, as a result of the termination of the Company's efforts to acquire a portfolio of multifamily communities. The 1997 and 1996 amounts are net of $6,407 and $2,275, respectively, of allocated indirect project costs capitalized to construction and reconstruction projects, representing approximately 48% and 37% of total general and administrative expense, including abandoned project costs, for 1997 and 1996, respectively.

     Interest and financing expense decreased due to higher capitalization of interest from increased development, construction and reconstruction activity offset in part by increased borrowing for new acquisitions.

     Depreciation and amortization expense increased primarily due to the addition of the Acquisition Communities.

 COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
                                      1995

     The Company's results of operations are summarized as follows for the years ended 1996 and 1995 (Dollars in thousands):

                                                              FOR THE YEAR
                                                           ENDED DECEMBER 31,
                                                           -------------------
                                                             1996       1995     $-CHANGE   %-CHANGE
                                                           --------   --------   --------   --------
REVENUE:
  Rental.................................................  $80,377    $52,110    $28,267       54.2%
  Other..................................................    2,216      1,411        805       57.1%
                                                           -------    -------    -------    -------
          Total revenue..................................   82,593     53,521     29,072       54.3%
                                                           -------    -------    -------    -------
EXPENSES:
  Property operating.....................................   18,924     12,452      6,472       52.0%
  Property taxes.........................................    6,353      4,349      2,004       46.1%
  General and administrative.............................    3,895      2,467      1,428       57.9%
  Interest and financing.................................   14,276     11,472      2,804       24.4%
  Depreciation and amortization..........................   18,689     13,714      4,975       36.3%
                                                           -------    -------    -------    -------
          Total expenses.................................   62,137     44,454     17,683       39.8%
                                                           -------    -------    -------    -------
Income before minority interest, gain on sale and
  extraordinary item.....................................   20,456      9,067     11,389      125.6%
Minority interest........................................     (319)       (19)      (300)   1,578.9%
                                                           -------    -------    -------    -------
Income from operations...................................   20,137      9,048     11,089      122.6%
Gain on sale.............................................       --      2,412     (2,412)    (100.0%)
                                                           -------    -------    -------    -------
Income before extraordinary item.........................   20,137     11,460      8,677       75.7%
Extraordinary item.......................................     (511)        --       (511)     100.0%
                                                           -------    -------    -------    -------
Net income...............................................  $19,626    $11,460    $ 8,166       71.3%
                                                           =======    =======    =======    =======

     Revenue from rental property increased primarily as a result of the addition of the Acquisition Communities. The 1995 Acquisition and Development Communities represented $7,898 and $5,037, respectively, of the increase while the 1996 Acquisition Communities and 1996 Development Community contributed $11,266 and $789, respectively, to the increase. The remainder of the portfolio increased rental revenue by $4,210, $3,664 of which was attributable to the 1996 Same Store Communities (defined below). Rental revenue decreased $933 due to the sale of the Larkspur Woods Community in 1995.

     Other income increased during the year ended December 31, 1996 as compared to the year ended December 31, 1995 due to additional miscellaneous income from the Acquisition Communities.

     Property operating expenses increased by $2,283, $473, $2,641 and $198 for the 1995 Acquisition Communities, 1995 Development Communities, 1996 Acquisition Communities and 1996 Development Community, respectively. The remainder of the portfolio experienced an $877 increase in property operating expenses, $439 of which was attributable to the 1996 Same Store Communities. Property taxes also increased due primarily to the Acquisition Communities.

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

     The gain on sale represents the gain from the sale of Larkspur Woods in June 1995. There were no sales in the year ended December 31, 1996.

 THE COMPANY'S RESULTS OF PROPERTY OPERATIONS (EARNINGS BEFORE INTEREST, TAXES,
      DEPRECIATION AND AMORTIZATION -- "EBITDA") FOR THE "1997 SAME STORE COMMUNITIES"(1) IS SUMMARIZED BELOW FOR THE YEARS ENDED 1997 AND 1996:

                                        FOR THE YEAR
                                     ENDED DECEMBER 31,
                                     ------------------
                                      1997       1996      $-CHANGE    %-CHANGE
                                     -------    -------    --------    --------
                                               (DOLLARS IN THOUSANDS)
Revenue..........................    $74,467    $67,832     $6,635(2)     9.8%
Expenses.........................     21,089     20,422        667(3)     3.3%
                                     -------    -------     ------       ----
EBITDA...........................    $53,378    $47,410     $5,968       12.6%
                                     =======    =======     ======       ====

---------------
(1) The 1997 Same Store Communities consist of 24 apartment communities comprising a total of 6,230 apartment homes. These communities include all those which were owned for all of 1996 and 1997 and to which the Company made no major renovations after January 1, 1996.

(2) The increase in revenue from the 1997 Same Store Communities is primarily the result of rental increases of $5,752, vacancy reductions of $321, increase in month-to-month fees of $184, increase in parking revenue of $139, decrease in bad debts of $91 and increase in cable TV income of $60.

(3) The increase in expenses from the 1997 Same Store Communities is primarily the result of increased property taxes, higher management and administrative costs, higher building maintenance costs and increased earthquake insurance due to the purchase of additional, portfolio-wide coverage in July 1996.

 THE COMPANY'S RESULTS OF PROPERTY OPERATIONS (EARNINGS BEFORE INTEREST, TAXES,
      DEPRECIATION AND AMORTIZATION -- "EBITDA") FOR THE "1996 SAME STORE COMMUNITIES"(1) IS SUMMARIZED BELOW FOR THE YEARS ENDED 1996 AND 1995:

                                       FOR THE YEAR
                                    ENDED DECEMBER 31,
                                    ------------------
                                     1996       1995      $-CHANGE     %-CHANGE
                                    -------    -------    --------     --------
                                              (DOLLARS IN THOUSANDS)
Revenue...........................  $38,584    $34,922     $3,662(2)     10.5%
Expenses..........................   11,092     10,730        362(3)      3.4%
                                    -------    -------     ------        ----
EBITDA............................  $27,492    $24,192     $3,300        13.6%
                                    =======    =======     ======        ====

---------------
(1) Includes the Original Communities and four of the 1994 Acquisition Communities comprising a total of 3,330 apartment homes. These apartment communities include all those which were owned for all of 1995 and 1996 and to which the Company made no major renovations after January 1, 1995.

(2) The increase in revenue from the 1996 Same Store Communities is due to rental increases of $3,052, vacancy reductions of $470, concession reductions of $163, offset in part by an increase in bad debts of $23.

(3) The increase in expenses from the 1996 Same Store Communities is primarily the result of a change in the Company's capitalization policy with respect to repair and maintenance expenses resulting in less capitalized expenditures in 1996, higher management and administrative costs and the purchase of additional, portfolio-wide earthquake insurance in July 1996, offset in part by reductions in marketing and advertising costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has considered its short-term liquidity needs and anticipates that these needs will be fully funded from cash flows provided by operating activities. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, the distributions required with respect to its Series C and D Cumulative Redeemable Preferred Stock and the distributions required to maintain the Company's REIT qualification under the Code.

     The Company expects to fund certain committed acquisition, development, construction, and reconstruction projects with a combination of working capital and proceeds available under the Unsecured Line of Credit (defined below). The Company intends to use available working capital first and proceeds available under its Unsecured Line of Credit second.

     At the Initial Offering, the Company obtained a $40 million acquisition credit facility with General Electric Capital Corporation ("GECC") and a $20 million construction credit facility. The Company subsequently obtained a $26 million construction loan for the Carriage Square Community and a $22.3 million construction loan for the Canyon Creek community. In January 1995, the Company restructured its $40 million secured revolving credit facility with GECC, increasing the availability to $80 million and reducing the borrowing cost from the 30-day London Interbank Offered Rate ("LIBOR") plus 3.75% per annum to 30-day LIBOR plus 2.25% per annum. In December 1995, the Company repaid the $26 million construction loan, which had an interest rate of LIBOR plus 2.25% per annum, and replaced the $20 million construction credit facility, which also had an interest rate of LIBOR plus 2.25% per annum, with a revolving credit facility (the "Union Bank Credit Facility"). The Union Bank Credit Facility was a secured $47 million line of credit for both acquisition and construction with an interest rate of LIBOR plus 1.6% per annum. In December 1995, the Company also obtained a new construction loan for the Rosewalk community which provided for approximately $25.5 million of borrowing at an interest rate of LIBOR plus 2.15% per annum. These facilities are collectively called the "Credit Facilities".

     During 1995, the Company assumed $10.7 million in tax-exempt bonds in connection with the purchase of the Rivershore apartment community. These bonds, along with the bonds secured by the Barrington Hills and Crossbrook communities, were re-issued in June 1995. Additionally, new bonds were issued and secured by the Canyon Creek and Sea Ridge communities, the proceeds of which were held in escrow for the benefit of the bondholders until the funds were released in December 1995. Also during 1995, the Company purchased $20.8 million of tax-exempt debt secured by the City Heights community and subsequently placed the debt with an institutional investor.

     In May 1996, the Company replaced both its $80 million secured credit facility and its $47 million secured credit facility with a three-year $150 million unsecured line of credit from Union Bank of Switzerland and other banks (the "Unsecured Line of Credit"). In August 1996, the Company expanded this Unsecured Line of Credit to $200 million. The Company paid non-refundable fees totaling $800,000 so that the lender would make the Unsecured Line of Credit available for construction purposes. These fees have been capitalized against the construction projects to which the line relates. The Unsecured Line of Credit had an original maturity date in May 1999, and bore interest at a rate of LIBOR (based on a maturity selected by the Company) plus 1.55% per annum.

     In July 1996, as part of the purchase of the CountryBrook community, the Company assumed $20.3 million of the seller's tax-exempt bond debt secured by the property. These tax-exempt bonds have an all-inclusive fixed interest rate of 7.87% through April 2002 and the bonds mature in March 2012. Also in July 1996, the Company assumed $7.6 million of tax-exempt bond debt as part of the purchase of the Larkspur Canyon community. These bonds floated in a seven-day put bond mode with a variable interest rate (5.90% all-inclusive rate as of December 31, 1996) maturing in March 2023.

     In October 1996, the Company paid down the amount outstanding on the $25.5 million construction loan for the Rosewalk community.

     In April 1997, the Company assumed seven-year seller financing of $12.87 million in connection with the acquisition of the Cardiff Gardens community. The interest rate on this interest only note is fixed at 7.25%.

     In July 1997, the Company assumed two-year seller financing of $1.0 million in connection with the acquisition of the Cedar Ridge Community. Interest only payments are required monthly at a fixed rate of interest of 6.5%.

     In July 1997, the Company refinanced approximately $20.8 million of its tax-exempt bonds which were issued in connection with its acquisition of the City Heights community in October 1995. The all-inclusive interest rate on the new variable rate 28-year tax-exempt bonds has been fixed for 10 years at a rate of 5.8%.

     In August 1997, the Company refinanced approximately $7.635 million of its tax-exempt bonds issued in connection with its acquisition of the Larkspur Canyon community in July 1996. These new variable rate 28-year tax-exempt bonds have been fixed for five years at an all-inclusive interest rate of 5.5%.

     In September 1997, the Company assumed $11.733 million of financing in connection with the acquisition of the Gallery Place community. The interest rate on this loan is fixed at 7.31%. The loan is partially amortizing and matures in May 2001.

     In December 1997, the Company assumed $14.184 million of financing in connection with the acquisition of the Governor's Square community. The interest rate on this loan is fixed at 7.65%. The loan is partially amortizing and matures in August 2004.

     During 1997, the Company amended the terms of its Unsecured Line of Credit twice. In July 1997, the Company received a one-year extension of its $200 million acquisition and construction line of credit from May 1999 to May 2000. The credit line extension carries a more favorable interest rate of .90 percent over LIBOR versus 1.55 percent over LIBOR prior to the amendment. In addition, the Unsecured Line of Credit, as amended, carries a competitive bid option under which the Company may solicit competitive bids from the participating banks for short-term borrowings priced at a margin above or below the 30, 60 or 90 day LIBOR. In November 1997, the Company amended the Unsecured Line of Credit to increase its size from $200 million to $350 million. The Company paid non-refundable fees in July and November 1997 totaling $550,000 so that the lender would make the Unsecured Line of Credit available for construction purposes. These fees have been capitalized against the construction projects to which the line relates.

     As of December 31, 1997, the proceeds from the Unsecured Line of Credit were used primarily for the acquisition, development and construction of the six Current Development Communities and renovations on the Acquisition Communities.

     As a result of the above transactions, the weighted average interest rate on the Company's debt increased from 6.35% at December 31, 1996 to 6.44% at December 31, 1997.

     The Company's debt as of December 31, 1997 is summarized as follows:

                        BALANCE    AVAILABLE       MATURES       RATE      INTEREST RATE PROTECTION
                        --------   ---------   ----------------  -----     ------------------------
                                                  (DOLLARS IN THOUSANDS)
Tax-exempt variable
  rate under interest                          November 2022 -             Interest rate is fixed
  rate swap...........  $ 87,991   $     --    June 2025         6.48%(a)  until June 2010.
Tax-exempt variable
  rate under interest                          November 2007 -             Interest rate is fixed
  rate swap...........    87,380         --    March 2017        5.88%(b)  until March 2004.
Tax-exempt fixed                                                           Interest rate is fixed
  rate................    19,850         --    March 2012        7.87%(a)  until April 2002.
Tax-exempt variable
  rate under interest                                                      Interest rate is fixed
  rate swap...........    20,714         --    June 2025         5.80%(a)  until July 2007.
Tax-exempt variable
  rate under interest                                                      Interest rate is fixed
  rate swap...........     7,610         --    June 2025         5.50%(a)  until September 2002.
Fixed rate............    12,870         --    May 2004          7.25%
Fixed rate............     1,000         --    July 1999         6.50%
Fixed rate............    11,685         --    May 2001          7.31%
Fixed rate............    14,184         --    August 2004       7.65%
                        --------   --------
          Subtotal....   263,284         --
$350,000 Unsecured                                               LIBOR
  Line of Credit(c)...   224,200    125,800    May 2000          +0.90%
                        --------   --------
          Total.......  $487,484   $125,800
                        ========   ========

---------------
(a) This rate represents an all-in financing cost, including amortization of deferred financing costs.

(b) The 5.88% rate excludes the amortization of financing costs paid by the sponsor prior to the Initial Offering; if such costs were included, the all-inclusive effective rate would be 6.30%.

(c) Amounts drawn on the Unsecured Line of Credit were used for development and construction purposes and to fund the acquisition of additional communities.

     In October 1995, the Company issued 2,308,800 shares of Series A preferred stock for a net amount of approximately $48.3 million (the "1995 Offering"). The proceeds were used to purchase land for future construction, pay off and close a construction loan and pay down debt on credit lines which were subsequently drawn on to purchase apartment communities.

     In May 1996, the Company sold approximately $10 million of Series B preferred stock and $40.5 million of common stock to a number of institutional investors. The Company sold 1,248,191 shares of common stock in a direct placement at a price of $24.44 per share, which reflected a 1% discount from the average closing price of the common stock during the 10 trading days immediately preceding May 2, 1996, the last trading day prior to the date on which the sale was priced. The Company also sold 405,022 shares of Series B preferred stock together with 413,223 shares of common stock in an underwritten offering at a weighted average sales price of $24.44 per share. The net proceeds of these sales, approximately $49.5 million, were used to acquire the Parc Centre, Parkside Commons and Sunset Towers communities and to repay borrowings under the Credit Facilities. In August 1996, the Company sold in an underwritten public offering 5,750,000 shares of common stock (including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at a price of $24.75 per share. The net cash proceeds from the sale, approximately $134.0 million, were used to purchase two apartment communities, Crowne Ridge and Lafayette Place, and to repay borrowings under its Unsecured Line of Credit, including amounts borrowed to purchase four apartment communities acquired prior to the closing of the August 1996 offering (CountryBrook, Larkspur Canyon, The Fountains and Mill Creek). This offering, together with the May 1996 offerings are collectively called the "1996 Offerings".

     In January 1997, the Company sold in an underwritten public offering 1,400,000 shares of common stock at a price of $37.125 per share. The net proceeds to the Company, of approximately $49.2 million, were used to reduce borrowings under the Company's Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the SummerWalk acquisition. In April 1997, the Company sold in a direct placement 1,662,000 shares of common stock at a price of $36.125 per share. The net proceeds to the Company, of approximately $58.6 million, were used to reduce borrowings under the Company's Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the TimberWood, SunScape and Cardiff Gardens communities. In June 1997, the Company sold in an underwritten public offering 2,300,000 shares of 8.50 percent, five year non-call Series C Cumulative Redeemable Preferred Stock (including 300,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at a price of $25 per share. The net proceeds to the Company, of approximately $55.5 million, were used to reduce borrowings under the Company's Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the Villa Serena, Amador Oaks and Mission Woods communities and one land site in San Francisco, California. In September 1997, the Company sold in an underwritten public offering 2,645,000 shares of common stock (including 345,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at a price of $38.6875 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $97.0 million. The net proceeds were used to reduce borrowings under the Company's Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the Cedar Ridge, The Park and Lakeside communities and one land site in Mountain View, California. In December 1997, the Company issued 869,587 shares of common stock in a direct placement and sold 156,600 shares of common stock in an underwritten public offering at a price of $39.125 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $39.5 million. The net proceeds were used to reduce borrowings under the Company's Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the Gallery Place, Landing West and Creekside communities and one land site in San Jose, California. Also in December 1997, the Company sold in an underwritten public offering 3,267,700 shares of 8.00 percent, five year non-call Series D Cumulative Redeemable Preferred Stock (including 267,700 shares sold in connection with the exercise of the underwriters' over-allotment option) at a price of $25 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $79.0 million. The net proceeds were used to reduce borrowings under the Company's Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the Governor's Square community. The January 1997, April 1997, June 1997, September 1997 and December 1997 offerings are collectively called the "1997 Offerings".

     The Company anticipates that its cash flow and cash available from the Unsecured Line of Credit, will be adequate to meet its liquidity requirements for the foreseeable future. The Company anticipates that dividends will be paid from Funds Available For Distribution (defined below). For the year ended December 31, 1997, dividends were 72% of Funds Available For Distribution.

     Net cash provided by operations for the year ended December 31, 1997 increased to $64.9 million from $40.2 million for the year ended December 31, 1996, principally due to higher net income before non-cash charges for depreciation and amortization from the addition of the 1996 and 1997 Acquisition Communities and the 1996 and Current Development Communities.

     Net cash used for investing activities was $577.2 million and $217.0 million for the years ended December 31, 1997 and 1996, respectively. This change reflects the increased level of acquisition and reconstruction projects and the development and construction of new communities.

     Net cash provided by financing activities was $514.6 million and $176.0 million for the years ended December 31, 1997 and 1996, respectively. The net cash provided from financing activities in 1997 is primarily from the net proceeds of the 1997 Offerings and net borrowings under the Unsecured Line of Credit less dividends paid. The net cash provided from financing activities in 1996 reflects primarily the net proceeds of the 1996 Offerings and net borrowings under the Unsecured Line of Credit less dividends paid.

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

YEAR 2000 COMPLIANCE

     The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

     The Company has conducted an assessment of its core internal and external computer information systems and is taking the further necessary steps to understand the nature and extent of the work required to make its systems, in those situations in which the Company is required to do so, Year 2000 compliant. These steps may require the Company to modify, upgrade or replace some of its internal financial and operational systems. The total cost of bringing all internal systems, equipment and operations into Year 2000 compliance has not been fully quantified. The Company continues to evaluate the estimated costs associated with these compliance efforts. While these efforts involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. While the Company believes it will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time or if the cost of updating or replacing the Company's information systems exceeds the Company's current estimates, the Year 2000 issue could have a material impact on the Company's ability to meet its financial and reporting requirements. Further, no estimates can be made as to any potential adverse impact resulting from the failure of third-party service providers and vendors to prepare for the Year 2000. The Company is attempting to identify those risks as well as to receive compliance certificates from all third parties that have a material impact on the Company's operations, but the cost and timing of third party Year 2000 compliance is not within the Company's control and no assurance can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

FFO AND FUNDS AVAILABLE FOR DISTRIBUTION

     Many industry analysts consider FFO an appropriate measure of performance of an equity REIT. FFO as defined by NAREIT means net income (or loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition was revised by NAREIT effective for periods after 1995 to exclude the add back of non-real estate depreciation and the amortization of recurring deferred financing costs. The Company computes FFO in accordance with the revised NAREIT definition, which may differ from the methodology for computing FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company believes that in order to facilitate a clear understanding of the historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements. FFO should not be considered as a substitute for net income (loss) as a measure of results of operations or for cash flow from operations as a measure of liquidity.

     For the year ended December 31, 1997, FFO increased from $38.3 million to $62.4 million. This increase is primarily due to higher net income and depreciation add back due to the addition of the 1996 Acquisition and Development Communities, the 1997 Acquisition Communities and Toscana.

     FFO and Funds Available for Distribution for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

            CALCULATION OF FFO AND FUNDS AVAILABLE FOR DISTRIBUTION

                                                            YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                                 1997               1996                 1995
                                            ---------------    ---------------      ---------------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)
Net income................................    $    38,941        $    19,626          $    11,460
Series C & D preferred dividend
  requirement.............................         (2,840)                --                   --
Depreciation -- real estate assets........         25,963             17,800               12,319
Gain on sale..............................             --                 --               (2,412)
Extraordinary item........................             --                511                   --
Non-recurring adjustments to net income:
  Amortization of non-recurring costs,
     primarily legal, from the issuance of
     tax-exempt bonds(1)..................            353                356                  517
                                              -----------        -----------          -----------
FFO(2)....................................         62,417             38,293               21,884
Recurring adjustments to net income:
  Amortization of origination fees on
     Credit Facilities(3).................             --                159                  609
  Amortization of reincorporation costs...             27                 13                   --
  Amortization of credit enhancement
     costs(4).............................            152                152                  152
  Depreciation -- non real estate
     assets...............................            514                202                  117
Capital expenditures(5)...................         (1,598)            (1,319)                (693)
Loan principal payments...................         (1,201)              (480)                (299)
                                              -----------        -----------          -----------
Funds Available for Distribution
  ("FAD").................................    $    60,311        $    37,020          $    21,770
                                              ===========        ===========          ===========
Weighted average shares outstanding(6)....     25,508,309         17,817,623           12,196,003
                                              ===========        ===========          ===========

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

(3) Represents origination fees and costs incurred at the initial setup of the Credit Facilities. Such costs were amortized over the life of the respective Credit Facilities. These Credit Facilities were closed in May 1996 and the unamortized loan fees were recorded as an extraordinary item.

(4) Represents origination fees and costs incurred at the initial setup of the credit enhancements used for the issuance of tax-exempt bonds. Such costs are amortized over the life of the respective credit enhancements.

(5) Capital improvements represent amounts expended primarily at communities acquired or developed prior to 1996. A breakdown of the expenditures for 1997 is as follows:

                                                TOTAL           PER APARTMENT HOME
                                             YEAR ENDED             YEAR ENDED
                                          DECEMBER 31, 1997     DECEMBER 31, 1997
                                         -------------------   --------------------
NON-REVENUE GENERATING:
  Exterior painting....................        $  535                  $ 48
  Leasing pavilion rehabilitation......           377                    32
  Landscape............................           264                    20
  Security gate system.................           160                    13
  Parking area resurfacing.............            11                     1
  Other capital expenditures...........           251                    21
                                               ------                  ----
          Subtotal -- capital
            expenditures...............         1,598                   135
                                               ------                  ----
REVENUE GENERATING:
  Watersubmeters.......................           919                    73
  Appliances...........................           521                    44
  Trash Compactors.....................           342                    30
  Fixtures.............................           339                    30
  Cable TV System......................           286                    28
  Water heater controllers.............            64                     5
                                               ------                  ----
          Subtotal.....................         2,471                   210
                                               ------                  ----
          Total capital improvements...        $4,069                  $345
                                               ======                  ====

     The Company, as a matter of policy, expenses any apartment-related expenditure of less than $5. These normally include any expenditure related to the interior of an apartment. The Company typically capitalizes expenditures such as those for new security gate systems, leasing pavilion reconstruction and redecorating, roofing repair and replacement, exterior siding repair and repainting and parking area resurfacing. Capitalized expenditures as described here exclude major reconstruction costs incurred in conjunction with the acquisition and repositioning of apartment communities. Such costs are added to the cost basis of those communities. Capitalized expenditures also exclude costs such as those expended for construction of new garages or installation of water conservation devices which almost immediately and permanently either earn additional revenue or reduce expenses. The per apartment home calculation for the year is the sum of the quarterly calculations which are based on the ending number of apartment homes in the portfolio at the end of each quarter.

(6) The weighted average shares outstanding shown differs from the weighted average shares outstanding for the purpose of calculating earnings per share because the conversion of preferred stock is antidilutive for calculating earnings per share, but dilutive for the purposes of calculating FFO per share.

SUBSEQUENT EVENTS

     On March 9, 1998, the Company announced that it had signed a definitive merger agreement with Avalon Properties, Inc. The surviving company is to be named Avalon Bay Communities, Inc. Under the terms of the agreement, Avalon Properties, Inc. will be merged into the Company, with the Company being the surviving entity, through an exchange of shares in which the Avalon Properties, Inc. common shareholders will receive 0.7683 of a share of the Company's common stock for each share of Avalon Properties, Inc. common stock they own. Avalon Properties, Inc. preferred shareholders will receive comparable preferred shares of the Company as a result of the merger. The merger, which has been unanimously approved by the board of directors of both companies and is expected to close in June 1998, is intended to qualify as a tax-free transaction and will be accounted for as a purchase of Avalon Properties, Inc. by the Company. The merger is subject to the approval of the shareholders of both companies and other customary closing conditions. In connection with the execution of the merger agreement, the Company and Avalon Properties, Inc. each issued to the other an option to buy 19.9% of its outstanding common stock under certain circumstances. In addition, the Company and Avalon Properties, Inc. each adopted shareholders' rights agreements. Avalon Bay Communities, Inc. will be governed by a twelve-member Board of Directors, six of whom will be from the Company's Board of Directors and six of whom will be from Avalon Properties, Inc.'s Board of Directors. Nine of the twelve Board members will be independent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included as a separate section of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and biographical descriptions set forth certain information with respect to the six directors and executive officers of the Company, based on information furnished to the Company by each director and executive officer. There is no family relationship between any director or executive officer of the Company. Unless otherwise specified, the following information is as of March 24, 1998, and all percentages have been calculated based on 26,196,490 shares of common stock outstanding at the close of business on such date.

                                                         AMOUNT AND NATURE
                                                           OF BENEFICIAL      PERCENT
                                              DIRECTOR     OWNERSHIP OF         OF
           NAME OF DIRECTOR             AGE    SINCE      COMMON STOCK(1)      CLASS
           ----------------             ---   --------   -----------------    -------
Gilbert M. Meyer......................  53      1978         1,113,208(2)      4.22%
Max L. Gardner........................  46      1996            60,602(3)         *
Bruce A. Choate.......................  50      1994            21,000(4)         *
John J. Healy, Jr. ...................  51      1996            18,000(5)         *
Brenda J. Mixson......................  45      1994            22,000(4)         *
Thomas H. Nielsen.....................  67      1994            31,697(4)(6)      *

---------------
 *  Less than one percent.

(1) Except as otherwise noted, each individual in this table has sole voting and investment power over the shares listed.

(2) Includes (i) 190,000 shares issuable upon the exercise of stock options that have vested or will vest by May 23, 1998 and (ii) 15,095 shares issuable upon Mr. Meyer's termination of employment with the Company pursuant to an election to defer compensation in accordance with the terms of the Stock Incentive Plan.

(3) Includes (i) 50,000 shares issuable upon the exercise of stock options that have vested or will vest by May 16, 1998 and (ii) 343 shares issuable upon Mr. Gardner's termination of employment with the Company pursuant to an election to defer compensation in accordance with the terms of the Stock Incentive Plan.

(4) Includes 21,000 shares issuable upon the exercise of stock options that have vested or will vest by May 23, 1998.

(5) Includes 15,000 shares issuable upon the exercise of stock options that have vested or will vest by May 23, 1998.

(6) Includes 697 shares issuable upon Mr. Nielsen's cessation as a director of the Company pursuant to an election to defer the receipt of directors fees in accordance with the terms of the Stock Incentive Plan. Mr. Nielsen is a co-trustee of a trust that holds 2,000 shares of common stock. He shares voting and investment power over the shares held by the trust with his wife and with the U.S. Trust Company of California pursuant to an investment management agreement.

DIRECTORS

     GILBERT M. MEYER is the founder, Chairman of the Board of Directors, President and Chief Executive Officer of the Company and, since 1978, has been continuously involved with the Company as an executive officer, director and stockholder. Mr. Meyer also was the founder and stockholder of certain affiliates of the Company. Prior to founding the Company, Mr. Meyer was Chief Financial Officer for BAS Homes and prior to that was a Vice President responsible for real estate workouts for Boise Cascade Credit Corporation. Mr. Meyer is a licensed Certified Public Accountant and General Contractor, and holds a B.A. degree from St. Mary's College of California and an M.B.A. degree from the University of California, Berkeley.

     MAX L. GARDNER has been Executive Vice President and Chief Operating Officer of the Company since December 1995 and has served as a director of the Company since May 1996. From 1988 to 1995, Mr. Gardner served as President and Chief Executive Officer of West RS, Inc. (d/b/a Trammell Crow Residential Services), a company which specializes in the development, construction, finance and management of residential apartment properties. Mr. Gardner graduated from Duke University with a degree in Political Science, and he received a Master of Professional Accountancy degree from Georgia State University.

     BRUCE A. CHOATE is a Director of the Company and has been Chief Financial Officer of Watson Land Company, a privately-held REIT in Carson, California since 1991. Prior to joining Watson Land Company, Mr. Choate was employed by Bixby Ranch Company, a privately-held real estate investment company in Seal Beach, California as Senior Vice President and Chief Financial Officer. Mr. Choate graduated from the University of California, Los Angeles and attended the Graduate School of Business at the University of Southern California.

     JOHN J. HEALY, JR. has been a Director of the Company since May 1996, and is the founder and President of Hyde Street Holdings, Inc. From 1988 to 1996, Mr. Healy was a founder and a managing principal of the Hanford/Healy Companies, a national commercial real estate services company acquired by General Motors Acceptance Corporation -- CM in September 1996. Mr. Healy was also a managing principal of Hanford/Healy Appraisal Company, a national real estate appraisal and consulting firm, and a principal of Hanford/Healy Asset Management Company, a national real estate asset management firm. Mr. Healy graduated from Hofstra University with a B.B.A. in Finance, Investment and Banking and a Master of Business Administration.

     BRENDA J. MIXSON is a Director of the Company and has been Chief Investment Officer and Managing Director of Prime Capital Holding since December 1997. From February 1996 until December 1997, Ms. Mixson was a Managing Director of the Emerging Markets, Fixed Income Department for ING Barings (U.S.) Securities, Inc., a member of the ING Group. Ms. Mixson previously served as Vice
President -- Real Estate Finance of ING Capital Corporation from March 1995 to February 1996. She served as an Executive Vice President and Chief Operating Officer of Reichmann International from April 1994 to March 1995. From 1989 to 1994, she was an Executive Vice President and Managing Director and a Regional Manager, Northeast Region, of Travelers Realty Investment Company. Prior to joining Travelers Realty Investment Company, Ms. Mixson was employed by Chemical Bank as a Vice President and Regional Manager. Ms. Mixson graduated from the University of Minnesota with a B.S. degree in Economics.

     THOMAS H. NIELSEN is a Director of the Company and has been a self-employed consultant for large-scale real estate development projects since 1991. In 1993, Mr. Nielsen was named a Managing Director of the Orange County Office of U.S. Trust of California, N.A., and he held that position until July 1995, at which time he was named Consulting Director. He also served as Chief Executive Officer of the Orange County Performing Arts Center from 1993 to 1995. From 1978 to 1990, Mr. Nielsen served in various positions for The Irvine Company, a privately-held real estate development company, including President and Vice Chairman, and he presently serves as a Director. Mr. Nielsen holds a B.S. degree in Civil Engineering from the University of Washington and an M.B.A. degree from Stanford University.

EXECUTIVE OFFICERS

     JEFFREY B. VAN HORN has been Vice President, Chief Financial Officer and Treasurer of the Company since June 1996, and Secretary of the Company since September 1997. Prior to joining the Company, Mr. Van Horn was a partner in the real estate services group with the accounting firm Arthur Andersen LLP. Mr. Van Horn joined Arthur Andersen in June 1982, was admitted as a partner in September 1995 and has worked with a wide variety of west coast REITs and real estate companies. He has been involved in a number of initial public offerings, mergers and acquisitions and other audit, business and tax advisory services. In addition, Mr. Van Horn was a member of Arthur Andersen's national REIT tax specialty team. Mr. Van Horn earned a B.A. degree in Accounting from California State University -- Stanislaus and is a licensed Certified Public Accountant.

     MORTON L. NEWMAN has been Vice President -- Construction of the Company since 1985. In that capacity, Mr. Newman has managed the design, construction, and warranty services for the apartments and single-family homes that the Company and its affiliates have built during that period. Previously, Mr. Newman was President of Newman Construction Company and has over 30 years experience in all aspects of residential and commercial construction. Mr. Newman is a graduate of the University of Pennsylvania and is a registered Civil Engineer in Pennsylvania and California.

     DANIEL E. MURPHY has been Vice President -- Northern California of the Company since December 1997. In that capacity, Mr. Murphy is responsible for the acquisition, development and construction activities of the Company for the Northern California region. From January 1996 to December 1997, Mr. Murphy served as Vice President -- Development of the Company, and from October 1994 through January 1996 he served as the Company's Director of Development. From 1992 to 1994, Mr. Murphy worked for Landtech Investment Corporation and provided real estate consulting services. Between 1990 and 1991, Mr. Murphy served as Vice President -- Development of Rosewood Property Company. Between 1985 and 1990, Mr. Murphy completed various urban residential and mixed-use development projects with Prometheus Development Company as Senior Project Manager. Mr. Murphy graduated with a B.S. degree in Civil Engineering from Cleveland State University in 1982 and earned an M.S. degree in Civil Engineering/ Construction Management from Stanford University in 1984.

     JOHN H. PRINGLE has been Vice President -- Property Operations since April 1997. From March 1987 through March 1997, Mr. Pringle was employed by Maxim Property Management (formerly known as Prometheus Development Company) and served as Senior Vice President, General Manager. Mr. Pringle graduated from Colorado State University with a B.S. degree in Economics.

     DEBRA L. SHOTWELL has been Vice President -- Human Resources of the Company since July 1995. From July 1990 to June 1995, she was the Director -- Corporate Human Resources of PacifiCare Health Systems, Inc. Ms. Shotwell graduated from California State University -- Sacramento with a degree in Business Administration.

BOARD OF DIRECTORS AND ITS COMMITTEES

     Board of Directors. The Company is currently managed by a six-member Board of Directors, a majority of whom are independent of the Company's management. The Board of Directors met six times in person and held 13 telephonic meetings during 1997. Each of the directors attended at least 75% of the total number of meetings of the Board of Directors and meetings of the committees of the Board of Directors that he or she was eligible to attend.

     Audit Committee. The Board of Directors has established an audit committee (the "Audit Committee") consisting of Bruce A. Choate, Brenda J. Mixson, Thomas
H. Nielsen and John J. Healy, Jr. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews the plans and results of the audit engagement with the independent public accountants, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. The Audit Committee met two times during 1997.

     Compensation Committee. The Company's Board of Directors has established a compensation committee (the "Compensation Committee") to determine compensation for the Company's executive officers. The current members of the Compensation Committee are Bruce A. Choate, Brenda J. Mixson, Thomas H. Nielsen and John J. Healy, Jr. The Compensation Committee exercises all powers of the Board of Directors in connection with compensation matters, including incentive compensation and benefit plans. The Compensation Committee also has authority to grant awards under the Stock Incentive Plan to the employee directors, management and other employees of the Company and its subsidiaries. The Compensation Committee met two times during 1997.

     The Board of Directors does not have a standing nominating committee. The full Board of Directors performs the function of such a committee.

DIRECTOR COMPENSATION

     Directors of the Company who are also employees receive no additional compensation for their services as directors. Each non-employee director of the Company received an annual director's fee of $18,000 in fiscal year 1997. Each non-employee director also received $1,000 for each regular quarterly meeting of the Board of Directors attended, $1,000 for each special meeting of the Board of Directors attended, $500 for participating in each special telephonic meeting of the Board of Directors and $1,000 for each committee meeting attended, other than committee meetings that are held on the same date as a regular or special meeting for which a fee is already paid. Under the Stock Incentive Plan, on the fifth business day following each annual meeting of stockholders, each of the Company's non-employee directors automatically receives options to purchase 5,000 shares of common stock at the last reported sale price of the common stock on the NYSE on the date of grant. In addition, on January 30, 1998 the Board of Directors approved a discretionary grant of options to purchase 5,000 shares of common stock to each non-employee director. These options are subject to the same conditions and vesting provisions, and shall be granted on the same date, as those options that will be granted automatically to the non-employee directors on the fifth business day following the Annual Meeting. All of such stock options granted to non-employee directors become exercisable one year after the date of grant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and one national securities exchange on which such securities are registered. In accordance with Rule 16a-3(c) under the Exchange Act, the Company has designated the NYSE as the one national securities exchange with which reports pursuant to Section 16(a) of the Exchange Act need be filed. Insiders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of copies of such reports and written representations that no other reports were required during the fiscal year ended December 31, 1997, all transactions in the Company's securities that were engaged in by Insiders, and therefore required to be disclosed pursuant to Section 16(a) of the Exchange Act, were timely reported.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth, for each of the Company's last three fiscal years, the annual compensation awarded to the Company's chief executive officer and six of its other executive officers during 1997 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                         COMPENSATION
                                                                            AWARDS
                                                                   ------------------------
                                                                   SECURITIES
                                               ANNUAL                UNDER-      RESTRICTED
                                            COMPENSATION             LYING         STOCK         ALL OTHER
                                       ----------------------       OPTIONS        AWARDS       COMPENSATION
 NAME AND PRINCIPAL POSITION    YEAR   SALARY(1)     BONUS(2)        (#)(3)        ($)(4)          ($)(5)
 ---------------------------    ----   ---------     --------      ----------    ----------     ------------
Gilbert M. Meyer..............  1997   $ 294,455(6)  $250,287(6)    100,000       $379,375(7)     $ 1,000
Chairman of the Board,          1996     244,231      183,173       100,000        727,500(8)       1,000
President and                   1995     194,900       97,400        40,000              0          1,000
Chief Executive Officer
Max L. Gardner(9).............  1997     216,047(10)   83,539        10,000         37,938(11)      1,250
Executive Vice President and    1996     209,427      150,000        20,000         36,375(12)      1,250
Chief Operating Officer         1995      11,500        5,800       100,000        110,000(13)          0
Jeffrey B. Van Horn(14).......  1997     192,246       83,811        50,000        379,375(7)      31,939(15)
Vice President and              1996      83,823       36,190        45,000         61,750(16)     25,099(17)
Chief Financial Officer
Morton L. Newman..............  1997     150,794       50,893        15,000         37,938(11)      1,000
Vice President -- Construction  1996     141,365       87,788        10,000         36,375(12)      1,000
                                1995     135,800       61,100         5,000              0          1,000
Daniel E. Murphy..............  1997     152,193(18)   48,244        20,000         37,938(11)      1,250
Vice President -- Development   1996     128,346       74,321        30,000         36,375(12)      1,250
                                1995      93,998       45,000        10,000              0              0
John H. Pringle(19)...........  1997     120,435       37,262        50,000(20)     34,250(21)          0
Vice President -- Property
Operations
Debra L. Shotwell(9)..........  1997     126,316       42,111        10,000         37,938(11)        937
Vice President -- Human         1996     118,919       48,273         5,000         18,188(22)        936
Resources                       1995      52,300       14,900        25,000              0              0

---------------
 (1) Includes amounts deferred under the Company's 401(k) plan.

 (2) Bonuses may be paid under the Company's Incentive Bonus Plan in the discretion of the Compensation Committee to executive officers, subject to certain performance-based criteria. For a general description of the Incentive Bonus Plan, see "Compensation Committee Report on Executive Compensation."

 (3) Unless otherwise noted, the Compensation Committee authorized the grant of all of the options to purchase common stock listed for 1997 on January 30, 1998.

 (4) During the period from March 1994 through December 31, 1997, 37,500 shares of restricted stock were granted by the Company to the Named Executive Officers. Based on the last reported sale price of the Company's common stock on the NYSE on December 31, 1997 of $39 per share, the aggregate dollar value of these 37,500 shares of restricted stock was $1,462,500.

 (5) Unless otherwise noted, consists of amounts contributed by the Company to the Named Executive Officer's 401(k) account.

 (6) An aggregate of $265,493 of Mr. Meyer's salary and bonus compensation was deferred pursuant to the Stock Incentive Plan. Under the terms of the Stock Incentive Plan, such deferred compensation will be payable in the form of common stock upon Mr. Meyer's termination of employment. See "Summary of Stock Incentive Plan -- Unrestricted Stock."

 (7) Consists of 10,000 shares of restricted stock awarded as of January 30, 1998, valued at $37.9375 per share. These shares vest in five equal annual installments beginning on January 30, 1999. Dividends are payable on these shares.

 (8) Consists of 20,000 shares of restricted stock awarded as of February 3, 1997, valued at $36.375 per share. These shares vest in five equal annual installments beginning on February 3, 1998. Dividends are payable on these shares.

 (9) The following Named Executive Officers began employment in 1995: Max L. Gardner, December 4, 1995; Debra L. Shotwell, July 13, 1995.

(10) Includes $10,058 of compensation deferred pursuant to the Stock Incentive Plan. Under the terms of the Stock Incentive Plan, such deferred compensation will be payable in the form of common stock upon Mr. Gardner's termination of employment. See "Summary of Stock Incentive
     Plan -- Unrestricted Stock."

(11) Consists of 1,000 shares of restricted stock awarded as of January 30, 1998, valued at $37.9375 per share. These shares vest in five equal annual installments beginning on January 30, 1999. Dividends are payable on these shares.

(12) Consists of 1,000 shares of restricted stock awarded as of February 3, 1997, valued at $36.375 per share. These shares vest in five equal annual installments beginning on February 3, 1998. Dividends are payable on these shares.

(13) Consists of 5,000 shares of restricted stock awarded on December 4, 1995, valued at $22.00 per share. These shares vest in five equal annual installments beginning on December 4, 1996. Dividends are payable on these shares.

(14) Mr. Van Horn began employment on June 19, 1996.

(15) Includes $7,539 of imputed interest income derived from Mr. Van Horn's interest-free loan from the Company and $24,400 of imputed income resulting from the forgiveness by the Company of one-fifth of the outstanding principal amount of such loan. For a more detailed discussion of the loan, see "Certain Relationships and Related Transactions -- Indebtedness of Management."

(16) Consists of (i) 1,000 shares of restricted stock awarded on August 6, 1996, valued at $25.375 per share, which vest in five equal annual installments beginning on June 19, 1997, and (ii) 1,000 shares of restricted stock awarded as of February 3, 1997, valued at $36.375 per share, which vest in five equal annual installments beginning on February 3, 1998. Dividends are payable on these shares.

(17) Includes $20,682 reimbursed to Mr. Van Horn for all moving-related expenses incurred in connection with his hiring in June 1996 and $3,578 of imputed interest income derived from Mr. Van Horn's interest-free loan from the Company. For a more detailed discussion of the loan, see "Certain Relationships and Related Transactions -- Indebtedness of Management."

(18) Includes $21,121 of compensation deferred pursuant to the Stock Incentive Plan. Under the terms of the Stock Incentive Plan, such deferred compensation will be payable in the form of common stock upon Mr. Murphy's termination of employment. See "Summary of Stock Incentive
     Plan -- Unrestricted Stock."

(19) Mr. Pringle began employment on April 16, 1997.

(20) These options to purchase common stock were granted on April 16, 1997.

(21) Consists of 1,000 shares of restricted stock awarded as of May 1, 1997, valued at $34.25 per share. These shares vest in five equal annual installments beginning on May 1, 1997. Dividends are payable on these shares.

(22) Consists of 500 shares of restricted stock awarded as of February 3, 1997, valued at $36.375 per share. These shares vest in five equal annual installments beginning on February 3, 1998. Dividends are payable on these shares.

OPTION GRANTS WITH RESPECT TO FISCAL YEAR 1997

     Option Grants with respect to Fiscal Year 1997. The following table sets forth the options granted with respect to the fiscal year ended December 31, 1997 to the Company's Named Executive Officers.

                                                                                           POTENTIAL
                                              INDIVIDUAL GRANTS                           REALIZABLE
                             ---------------------------------------------------       VALUE AT ASSUMED
                             NUMBER OF      PERCENT OF                                  ANNUAL RATES OF
                               SHARES     TOTAL OPTIONS                                   STOCK PRICE
                             UNDERLYING     GRANTED TO                                   APPRECIATION
                              OPTIONS       EMPLOYEES      EXERCISE                     FOR OPTION TERM
                              GRANTED       FOR FISCAL      PRICE     EXPIRATION    -----------------------
           NAME                (#)(1)      YEAR 1997(2)     ($/SH)       DATE         5%($)        10%($)
           ----              ----------   --------------   --------   ----------    ----------   ----------
Gilbert M. Meyer...........   100,000         29.20%       $37.9375    1/30/08      $2,385,871   $6,046,261
Max L. Gardner.............    10,000          2.92%        37.9375    1/30/08         238,588      604,627
Jeffrey B. Van Horn........    50,000         14.60%        37.9375    1/30/08       1,192,936    3,023,131
Morton L. Newman...........    15,000          4.38%        37.9375    1/30/08         357,881      906,940
Daniel E. Murphy...........    20,000          5.84%        37.9375    1/30/08         477,175    1,209,253
John H. Pringle............    50,000(3)      14.60%        36.1250    4/16/07       1,135,942    2,878,698
Debra L. Shotwell..........    10,000          2.92%        37.9375    1/30/08         238,588      604,627

---------------
(1) All of these options will vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant. Unless otherwise noted, the date of grant of all of these options was January 30, 1998. This chart excludes options granted on January 24, 1997 with respect to the fiscal year ended December 31, 1996 in the following amounts: Mr. Meyer, 100,000; Mr. Gardner, 20,000; Mr. Van Horn, 20,000; Mr. Newman, 10,000; Mr. Murphy, 10,000; and Ms. Shotwell, 5,000. The grant of those options was disclosed in the Company's 1997 Proxy Statement.

(2) A total of 342,500 options were granted to employees of the Company with respect to the fiscal year ended December 31, 1997.

(3) These options were granted to Mr. Pringle on April 16, 1997.

     Option Exercises and Year-End Holdings. The following table sets forth the aggregate number of options exercised in 1997 and the value of options held as of December 31, 1997 by the Company's Named Executive Officers.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997 AND
                       FISCAL YEAR-END 1997 OPTION VALUES

                                                                                           VALUE OF
                                                           NUMBER OF SECURITIES          UNEXERCISED
                                                          UNDERLYING UNEXERCISED         IN-THE-MONEY
                                                             OPTIONS AT FISCAL        OPTIONS AT FISCAL
                              SHARES                             YEAR-END                  YEAR-END
                            ACQUIRED ON       VALUE            EXERCISABLE/              EXERCISABLE/
           NAME             EXERCISE(#)    REALIZED($)       UNEXERCISABLE(#)        UNEXERCISABLE($)(1)
           ----             -----------    -----------    -----------------------    --------------------
Gilbert M. Meyer..........         0              0           115,000/185,000        $2,200,000/1,800,000
Max L. Gardner............         0              0             50,000/70,000             950,000/997,500
Jeffrey B. Van Horn.......         0              0              6,250/38,750              85,157/302,969
Morton L. Newman..........     1,311         22,287(2)          23,689/25,000             453,998/304,219
Daniel E. Murphy..........         0              0             12,500/27,500             159,063/283,438
John H. Pringle...........         0              0                  0/50,000                   0/143,750
Debra L. Shotwell.........         0              0              6,250/17,500             121,094/254,063

---------------
(1) Based on the last reported sale price of the Company's common stock on the NYSE on December 31, 1997 of $39 per share.

(2) Based on the last reported sale price of the Company's common stock on the NYSE on June 30, 1997, the date of exercise, of $37 per share.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement (each an "Employment Agreement") with each of Messrs. Meyer, Gardner, Van Horn and Newman. The Employment Agreements of Messrs. Meyer and Newman are automatically renewed on each anniversary of the closing of the Company's initial public offering unless otherwise terminated by the Company or the respective employee, and the Employment Agreements of Messrs. Gardner and Van Horn terminate on the third anniversary of the date of such agreement. Pursuant to their respective Employment Agreements, as amended, Mr. Meyer serves as President of the Company, Mr. Gardner serves as Executive Vice President and Chief Operating Officer, Mr. Van Horn serves as Vice President and Chief Financial Officer and Mr. Newman serves as Vice President -- Construction. The Employment Agreements provide for base salaries in the amounts of $350,000, $225,000, $250,000 and $175,000, respectively. The Employment Agreements of Messrs. Meyer and Newman provide for base salary increases based on increases in the consumer price index, and all of the Employment Agreements provide for base salary increases in the discretion of the Compensation Committee. In addition, Messrs. Meyer, Gardner, Van Horn and Newman are eligible for additional compensation in the form of bonuses under the Company's Incentive Bonus Plan (the "Incentive Bonus Plan").

     Under the Employment Agreements, each of the officers has agreed to devote substantially all of his working time to the business and affairs of the Company. Mr. Meyer's Employment Agreement provides that during the term of employment, and for two years thereafter in the event that he is terminated for cause or voluntarily terminates his employment other than for cause, he will be prohibited from competing directly or indirectly with the Company with respect to any development or acquisition project undertaken or being considered by the Company at the time of termination or actively engaging in the development, construction or management of multifamily real estate property, without the prior written consent of the Board of Directors.

     If the employment of Mr. Meyer is terminated without cause after a "change in control," or upon the occurrence of certain other events, Mr. Meyer will be entitled to receive a severance amount (the "Meyer Severance Amount") equal to three times the sum of his base salary and his bonus for the preceding year. In the event that the Meyer Severance Amount payable exceeds three times his average total annual compensation during the preceding five years, the excess of such payment would constitute an "excess golden parachute payment" under the Code and would not be deductible by the Company. If the employment of either Mr. Gardner or Mr. Van Horn is terminated without cause within one year after a "change in control" or upon the occurrence of certain other events, such officer will be entitled to receive a severance amount equal to his base salary for the preceding year.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Objectives of Executive Compensation. The Company's executive compensation program is intended to attract, retain and reward experienced, highly motivated executives who are capable of leading the Company effectively and continuing its growth and profitability. The Company's objective is to utilize a combination of cash and equity-based compensation to provide appropriate incentives for executives while aligning their interests with those of the Company's stockholders.

     The Company compensates its executive officers through a combination of annual base salary, annual cash bonuses and awards under the Stock Incentive Plan. The Company's goal is to provide total compensation to its executive officers which is competitive with those levels of total compensation paid in the REIT industry for companies with similar property portfolios and of similar size, makeup and performance. For purposes of evaluating relative executive compensation amounts, the Compensation Committee reviewed the total compensation paid by comparable REITs that were selected based primarily on financial performance, property type, geographical location and market capitalization.

     The Company's compensation program has three principal elements: base salary, performance incentive bonuses under the Incentive Bonus Plan and awards under the Stock Incentive Plan.

          BASE SALARY. The Company establishes base salary levels for its key executives relative to base salary levels for key executives of comparable REITs. For fiscal year 1997, base salaries of the Company's

     President, Chief Operating Officer and Chief Financial Officer were set at rates that the Company believes were generally lower than the median base salaries earned by officers holding similar positions within other comparable REITs. This is consistent with the Company's policy to place greater emphasis on performance-related incentive compensation, such as bonuses and stock options.

          PERFORMANCE INCENTIVE BONUS. Under the Company's Incentive Bonus Plan, the Compensation Committee, which is composed of the four non-employee directors whose names appear below this report, may award annual cash bonuses to executive officers and certain other members of management for the achievement of specified performance goals for the Company and the individual. The Incentive Bonus Plan rewards executives for their performance during the past fiscal year based on increases in FFO per share, as well as officer-specific performance objectives, such as involvement in property acquisitions and developments and assisting in efforts to raise debt or equity financing for the Company.

          STOCK INCENTIVE PLAN AWARDS. Stock options and restricted stock granted under the Company's Stock Incentive Plan are designed to provide long-term performance incentives and rewards tied to the price of the Company's common stock and, generally, will vest ratably over a period of four years. Stock options are granted primarily based on the performance criteria established for granting performance incentive bonuses under the Incentive Bonus Plan. The Compensation Committee views stock options and restricted stock as a means of aligning management and stockholder interests and expanding management's long-term perspective.

     Compensation Committee Procedures. The Company's executive compensation program is administered under the direction of the Compensation Committee. Final compensation determinations for each fiscal year are generally made after the end of the fiscal year after financial statements for such year become available. At that time, bonuses, if any, are determined for the past year's performance, base salaries for the following fiscal year are set and grants of stock options and restricted stock, if any, are generally made. At a meeting on January 30, 1998 the Compensation Committee determined annual cash bonuses under the Incentive Bonus Plan and awards of stock options and restricted stock under the Stock Incentive Plan for its officers and certain key employees, as described in the Summary Compensation Table included in this Proxy Statement.

     Compensation of the Chief Executive Officer. The Compensation Committee considers the Company's financial performance to be the principal determinant in the overall compensation package of the Chief Executive Officer. The Compensation Committee considers the Company's growth in FFO per share to be the best indicator of the Company's financial performance when establishing the compensation for Mr. Meyer. In addition to the overall increase in FFO during 1997 of approximately 63%, the Compensation Committee particularly noted that the Company was able to increase FFO per share by approximately 14% to maintain an annualized increase in FFO per share of approximately 14.1% since the Company's initial public offering in March 1994, even with an increase of 32.5% in the number of outstanding shares of common stock and Series A and Series B preferred stock. The Compensation Committee also considers the market performance of the Company's common stock to be a factor in determining executive compensation, although it does not consider the Company's stock price alone to be as important as the Company's underlying earnings performance. In 1997, the Company's price per share of common stock increased by approximately 8.3% from $36 on December 31, 1996 to $39 on December 31, 1997.

     In determining Mr. Meyer's compensation, the Compensation Committee also noted that in 1997 the Company successfully completed the acquisition of 19 apartment home communities, completed reconstruction programs at nine communities and had ongoing or planned reconstruction programs at 19 communities at the end of 1997. In addition, the Compensation Committee viewed favorably the Company's development activity during 1997, including the completion of construction of one community, continued construction at another community and initiation of development or construction at five additional apartment home communities. The Compensation Committee also noted Mr. Meyer's leadership of the Company's initial expansion into the Pacific Northwest apartment home market. As of December 31, 1997, the Company's portfolio of apartment home communities had increased to a total of 54 communities, and the portfolio has subsequently been complemented by the acquisition of five additional communities in 1998.

     Along with the Company's implementation of its acquisition and development strategy, the Compensation Committee considered, among other things,

     - the increase in "same store" EBITDA by 12.6% over 1996;

     - the reduction in the payout ratio from 72.7% at the end of 1996 to 66.2% at the end of 1997;

     - amendments to the Company's Unsecured Line of Credit resulting in an increase in the acquisition and construction line of credit from $200 million to $350 million, a one year extension of the date of maturity to May 2000 and a reduction in the interest rate from LIBOR plus 1.55% to LIBOR plus .90% and the addition of a competitive bid option under which the Company may solicit competitive bids from the participating banks for short-term borrowings priced at a margin above or below the 30, 60 or 90 day LIBOR;

     - the refinancing of approximately $28.4 million of tax-exempt bond indebtedness with a weighted average interest rate of approximately 5.7%;

     - the attainment of BBB and Baa2 corporate credit ratings from Standard & Poor's and Moody's Investors Service;

     - the successful completion of underwritten public offerings of Series C Preferred Stock and Series D Preferred Stock, two direct placements of common stock and three underwritten public offerings of common stock, which raised an aggregate of approximately $393.7 million in gross proceeds for the Company; and

     - the strengthening of the management team and the enhancement of employee development programs.

     Based upon its evaluation of factors such as the foregoing, the Compensation Committee makes subjective determinations of base salary and bonus compensation levels.

     Mr. Meyer's annual base salary for 1997 was $300,000, and the Compensation Committee believes that this rate, when considered together with Mr. Meyer's incentive compensation, is consistent with the Company's performance and his contribution to such performance and is in accord with industry practices. In addition, the Compensation Committee determined to increase Mr. Meyer's 1997 base salary under his Employment Agreement to be more consistent with industry compensation rates. Under the Incentive Bonus Plan, the Compensation Committee approved an incentive bonus for Mr. Meyer for fiscal year 1997 in the amount of $250,287. The Compensation Committee also awarded Mr. Meyer options to purchase 100,000 shares of common stock based upon his 1997 performance. These options will vest in equal installments over a four-year period and will be exercisable at $37.9375 per share, the last reported sale price of the common stock on the NYSE on the date of grant, January 30, 1998. This grant of options is intended to enhance Mr. Meyer's long-term incentive to contribute to the Company's success, and was made without regard for his current share ownership. Finally, the Compensation Committee approved an award for Mr. Meyer of 10,000 shares of restricted stock in consideration for his presiding over the Company's performance in 1997. These shares vest in five equal annual installments beginning on January 30, 1999 provided that, among other factors, Mr. Meyer continues his employment with the Company.

     Compensation of Other Executive Officers. The Company's executive compensation program for other executive officers is based on the same performance goals and other factors described above for the Chief Executive Officer, although the corporate, business unit and individual performance goals and the relative weighting of the quantitative performance factors described above varies, depending on the responsibilities of particular officers. The Compensation Committee seriously considers the Chief Executive Officer's evaluations and recommendations with respect to the other executive officers of the Company. In recognition of the Company's achievements as described above, the Compensation Committee approved the Named Executive Officers' incentive bonuses described in the Summary Compensation Table for the Company's fiscal year 1997 pursuant to the Incentive Bonus Plan.

     For all of the Named Executive Officers, the Compensation Committee also considers stock options to be an important component of total compensation. Based on the factors described above, the Compensation

Committee authorized the grant to (i) Mr. Van Horn of options to purchase 50,000 shares of common stock, (ii) Mr. Murphy of options to purchase 20,000 shares of common stock, (iii) Mr. Newman of options to purchase 15,000 shares of common stock and (iv) each of Mr. Gardner and Ms. Shotwell of options to purchase 10,000 shares of common stock. All of these options will vest in four equal annual installments and will be exercisable at $37.9375 per share, the last reported sale price of the common stock on the NYSE on the date of grant, January 30, 1998. In addition, the Compensation Committee approved the grant to Mr. Van Horn of 10,000 shares of restricted stock and the grant to each of Messrs. Gardner, Newman, Murphy and Ms. Shotwell of 1,000 shares of restricted stock. All of these shares of restricted stock vest in five equal annual installments beginning on January 30, 1999. These Named Executive Officers and the Company's stockholders will therefore benefit from an appreciation in the Company's stock price.

     The SEC requires that this report comment upon the Company's policy with respect to Section 162(m) of the Code, which limits the deductibility on the Company's tax return of compensation over $1 million to any of the Named Executive Officers of the Company unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by the Company's stockholders. The Compensation Committee's policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted, while simultaneously providing Company executives with appropriate rewards for their performance. The Company did not pay any compensation with respect to 1997 that would be subject to Section 162(m).

     Submitted by the Compensation Committee:

         Bruce A. Choate
         John J. Healy, Jr.
         Brenda J. Mixson
         Thomas H. Nielsen

STOCK PERFORMANCE GRAPH

     The following graph provides a comparison, from the Company's initial public offering in March 1994 through December 1997, of the cumulative total shareholder return (assuming reinvestment of any dividends) among the Company, the Standard & Poor's ("S&P") 500 Index and the NAREIT Equity REIT Total Return Index (the "NAREIT Equity Index"), an industry index of 176 REITs, including the Company. The NAREIT Equity Index includes REITs with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. Upon written request, the Company will provide any stockholder with a list of the REITs included in the Index. The historical information set forth below is not necessarily indicative of future performance. Data for the NAREIT Equity Index and the S&P 500 Index were provided to the Company by NAREIT.

                           3/94     6/94    12/94     6/95    12/95     6/96    12/96     6/97    12/97
--------------------------------------------------------------------------------------------------------
 Bay Apartment           100.00    99.39   101.61   100.34   129.63   142.82   204.53   215.21   231.72
--------------------------------------------------------------------------------------------------------
 Equity REITs            100.00   101.84    99.77   105.46   115.01   122.85   155.57   164.46   187.11
--------------------------------------------------------------------------------------------------------
 S&P 500                 100.00   100.41   105.33   126.55   144.75   159.36   177.98   214.66   237.37
--------------------------------------------------------------------------------------------------------

                              [Performance Graph]

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of Mr. Bruce A. Choate, Mr. John J. Healy, Jr., Ms. Brenda J. Mixson and Mr. Thomas H. Nielsen. None of them has served as an officer of the Company or has any other business relationship or affiliation with the Company, except his or her service as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's common stock as to (i) each person or entity who is known by the Company to have beneficially owned more than five percent of the Company's common stock as of December 31, 1997 or thereafter based upon filings as of March 18, 1998 received by the Company on Schedules 13D and 13G under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (ii) each of the Company's directors,
(iii) each of the Named Executive Officers, and (iv) all directors and Named Executive Officers as a group, based on representations of officers and directors of the Company as of March 24, 1998. All such information was provided by the stockholders listed (unless otherwise indicated) and reflects their beneficial ownership known by the Company. All percentages have been calculated as of March 24, 1998, based on 26,196,490 shares of common stock outstanding at the close of business on such date.

                                                                NUMBER OF SHARES
                                                                 OF COMMON STOCK       PERCENT
       NAME AND BUSINESS ADDRESS OF BENEFICIAL OWNER          BENEFICIALLY OWNED(1)    OF CLASS
       ---------------------------------------------          ---------------------    --------
Gilbert M. Meyer............................................        1,113,208(2)         4.22%
Max L. Gardner..............................................           60,602(3)            *
Jeffrey B. Van Horn.........................................           23,250(4)            *
Bruce A. Choate.............................................           21,000(5)            *
John J. Healy, Jr...........................................           18,000(6)            *
Brenda J. Mixson............................................           22,000(5)            *
Thomas H. Nielsen...........................................           31,697(5)(7)         *
Morton L. Newman............................................           42,892(8)            *
Daniel E. Murphy............................................           16,571(9)            *
John H. Pringle.............................................           13,500(10)           *
Debra L. Shotwell...........................................            9,334(11)           *
All directors and Named Executive Officers as a group (11
  persons)..................................................        1,372,054            5.16
Avalon Properties, Inc.(12).................................        5,212,000           16.59
  15 River Road, Suite 210, Wilton, CT 06897
FMR Corp.(13)...............................................        2,997,020           11.44
  82 Devonshire Street, Boston, MA 02109
LaSalle Advisors Capital Management, Inc.(14)...............        2,220,723            8.48
  200 East Randolph Drive, Chicago, IL 60601
Morgan Stanley, Dean Witter, Discover & Co.(15).............        1,639,277            6.26
  1585 Broadway, New York, NY 10036
Stichting Pensioenfonds ABP(16).............................        1,554,100            5.93
  Oude Lindestraat 70, postbus 2889, 6401 DL Heerlen, The
     Netherlands

---------------
  *  Less than one percent

 (1) Except as otherwise noted, each individual in the table above has the sole voting and investment power over the shares listed.

 (2) Includes (i) 190,000 shares issuable upon the exercise of stock options that have vested or will vest by May 23, 1998 and (ii) 15,095 shares issuable upon Mr. Meyer's termination of employment with the Company pursuant to an election to defer compensation in accordance with the terms of the Stock Incentive Plan.

 (3) Includes (i) 50,000 shares issuable upon the exercise of stock options that have vested or will vest by May 23, 1998 and (ii) 343 shares issuable upon Mr. Gardner's termination of employment with the Company pursuant to an election to defer compensation in accordance with the terms of the Stock Incentive Plan.

 (4) Includes 11,250 shares issuable upon the exercise of stock options that have vested or will vest by May 23, 1998.

 (5) Includes 21,000 shares issuable upon the exercise of stock options that have vested or will vest by May 23, 1998 .

 (6) Includes 15,000 shares issuable upon the exercise of stock options that have vested or will vest by May 23, 1998.

 (7) Includes 697 shares issuable upon Mr. Nielsen's cessation as a director of the Company pursuant to an election to defer the receipt of directors fees in accordance with the terms of the Stock Incentive Plan. Mr. Nielsen is a co-trustee of a trust that holds 2,000 shares of common stock. He shares voting and investment power over the shares held by the trust with his wife and with the U.S. Trust Company of California pursuant to an investment management agreement.

 (8) Includes 36,189 shares issuable upon the exercise of stock options that have vested or will vest by May 23, 1998.

 (9) Includes 12,500 shares issuable upon the exercise of stock options that have vested or will vest by May 23, 1998 and (ii) 734 shares issuable upon termination of employment with the Company pursuant to Mr. Murphy's election to defer compensation in accordance with the terms of the Stock Incentive Plan.

(10) Includes 12,500 shares issuable upon the exercise of stock options that have vested or will vest by May 23, 1998.

(11) Includes 7,500 shares issuable upon the exercise of stock options that have vested or will vest by May 23, 1998.

(12) Information reported is based upon a Schedule 13D filed with the SEC on March 18, 1998. Beneficial ownership of all of such shares was reported as a result of an option granted by the Company to purchase 19.9% (determined as a percentage of the outstanding shares of the Company's common stock immediately prior to the exercise of this option) of the outstanding number of shares of the Company's common stock. Since the option has not yet become exercisable, Avalon disclaims beneficial ownership of such shares. The inclusion of such securities in the table shall not be deemed an admission that Avalon is the beneficial owner of such securities for any purposes.

(13) Information reported is based upon a Schedule 13G/A filed with the SEC on February 9, 1998 reporting beneficial ownership as of December 31, 1997. This Schedule 13G/A indicates that the reporting entity is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. The Schedule 13G also indicates that the reporting entity has sole dispositive power with respect to all of the shares and sole voting power with respect to 530,900 of the shares.

(14) The information reported in the table above includes 1,893,873 shares beneficially owned by ABKB/LaSalle Securities Limited Partnership ("ABKB/LaSalle"), a Maryland limited partnership, the limited partner of which is LaSalle Advisors Capital Management, Inc. ("LaSalle"). Information reported is based upon a Schedule 13G/A filed with the SEC on February 13, 1998 reporting beneficial ownership as of December 31, 1997. The Schedule 13G/A indicates that the reporting entities are investment advisers registered under Section 203 of the Investment Advisers Act of 1940. The
     Schedule 13G/A also indicates that LaSalle has shared dispositive power with respect to 326,850 shares, while ABKB/LaSalle has shared dispositive power with respect to 1,590,373 of the shares and shared voting power with respect to 1,542,868 shares.

(15) Information reported is based upon a Schedule 13G filed with the SEC on February 12, 1998 reporting beneficial ownership as of December 31, 1997. The Schedule 13G indicates that the reporting entity is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. The Schedule 13G also indicates that the reporting entity has shared dispositive power with respect to all of the shares and shared voting power with respect to 1,495,090 of the shares.

(16) Information reported is based upon a Schedule 13D filed with the SEC on May 1, 1997 reporting beneficial ownership as of April 23, 1997. The Schedule 13D indicates that the reporting entity is an entity established under the laws of The Kingdom of the Netherlands, whose principal business is investing funds held on behalf of public sector employees of The Kingdom of the Netherlands. The Schedule 13D indicates that the reporting entity has sole voting and dispositive power with respect to 1,385,000 of the shares. The Schedule 13D also indicates that the reporting entity has shared dispositive power with respect to an additional 169,100 shares of common stock held by the reporting entity in two securities accounts with ABN AMRO BANK N.V. managed by ABKB/LaSalle Securities and Cohen and Steers Capital Management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN BUSINESS RELATIONSHIPS

     Greenbriar Homes Company and its affiliates (collectively "GHC") are corporations wholly-owned by Mr. Meyer and his wife, Carol M. Meyer, that develop and sell single-family residential properties. Mr. Meyer does not provide any significant management services to GHC and he devotes substantially all of his business time and attention to the affairs of the Company. Since the consummation of the Company's initial public offering in March 1994, the Company has shared certain warehouse space and computer training facilities with GHC, and each of the Company and GHC are obligated for the rent payments with respect to the portion of the space it leases. In addition, pursuant to an administrative services agreement, the Company and GHC share certain administrative and office facility services, which are primarily related to health insurance and training facility services. During fiscal year 1997, GHC incurred in the aggregate approximately $265,000 of costs under such agreement payable to the Company. This amount is calculated on a basis intended to approximate the cost of the use of these services and not to generate a profit. The non-employee directors of the Company periodically review and approve the terms of this agreement including amounts payable thereunder. The Company believes that such administrative services agreement is upon terms that are fair to the Company and as favorable as the terms that the Company could have obtained from unaffiliated third parties.

INDEBTEDNESS OF MANAGEMENT

     In connection with the hiring of Mr. Van Horn as Vice President and Chief Financial Officer of the Company in June 1996, the Company entered into an employment agreement (the "CFO Agreement") with Mr. Van Horn pursuant to which Mr. Van Horn received a loan from the Company in the amount of $140,000 (the "Loan"). During the term of Mr. Van Horn's employment with the Company, the Loan does not bear interest. Under the terms of the promissory note executed by Mr. Van Horn in connection with the Loan, the Loan shall be repaid in installments equal to 90% of any bonus compensation (after the deduction of taxes) received by Mr. Van Horn concurrently with the receipt of any such bonus. On January 30, 1998 the Compensation Committee determined to extend the maturity date for the Loan by one year and to forgive the outstanding principal amount under the Loan (i.e., $122,000 as of January 30, 1998) ratably over the remaining five year period of the Loan. This decision was based upon Mr. Van Horn's performance on behalf of the Company during fiscal year 1997. Accordingly, on January 30, 1998 the Company forgave $24,400 of the outstanding principal amount under the Loan owed by Mr. Van Horn to the Company.

     In the event Mr. Van Horn's employment with the Company is terminated by the Company without Good Reason (as defined in the CFO Agreement) or within one year following a Change-in-Control (as defined in the CFO Agreement), any outstanding balance under the Loan shall be forgiven by the Company. In the event Mr. Van Horn's employment is terminated for any other reason, the Loan shall be converted to a fifteen-year amortization schedule with a five-year balloon payment and shall bear interest at the lower of: (i) the average of the rates (assuming no points) quoted on the employment termination date for a fifteen-year fully amortized conventional fixed-rate residential mortgage by the main headquarters of each of Citibank, N.A., BankBoston and Chase Bank (or their respective successors), and (ii) ten percent per annum. As of March 24, 1998, the outstanding principal amount of the Loan was $97,600.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                PAGE NO.
                                                                --------
  (a) 1. Financial Statements
            Report of Independent Accountants.................        52
            Consolidated Balance Sheets at December 31, 1997
              and 1996........................................        53
            Consolidated Statements of Operations for the
              years ended December 31, 1997, 1996 and 1995....        54
            Consolidated Statements of Shareholders' Equity
              for the years ended December 31, 1997, 1996 and
              1995............................................        55
            Consolidated Statements of Cash Flows for the
              years ended December 31, 1997, 1996 and 1995....        56
            Notes to Consolidated Financial Statements........        57

      2. Financial Statement Schedule
            Schedule III: Real Estate Investments and
              Accumulated Depreciation at December 31, 1997...        75
            Note to Schedule III..............................        76

      3. Exhibits
            Index to Exhibits

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
          3(i).1   Articles of Incorporation of the Company. (Incorporated by
                   reference to Exhibit 3(i).1 to Form 8-B of Bay Apartment
                   Communities, Inc. dated June 8, 1995.)
          3(i).2   Forms of Articles Supplementary relating to the Series A
                   Preferred Stock of the Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay Apartment Communities,
                   Inc. dated September 25, 1995.)
          3(i).3   Articles Supplementary relating to the Series B Preferred
                   Stock of the Company. (Incorporated by reference to Exhibit
                   3(i).1 to Form 8-K of Bay Apartment Communities, Inc. dated
                   May 6, 1996.)
          3(i).4   Articles Supplementary relating to the 8.50% Series C
                   Cumulative Redeemable Preferred Stock of the Company.
                   (Incorporated by reference to Exhibit 3(i) to Form 8-K of
                   Bay Apartment Communities, Inc. dated July 25, 1997.)
          3(i).5   Articles Supplementary relating to the 8.00% Series D
                   Cumulative Redeemable Preferred Stock of the Company.
                   (Incorporated by reference to Exhibit 1 to Form 8-A of Bay
                   Apartment Communities, Inc. dated December 17, 1997.)
         3(ii).1   Bylaws of the Company. (Incorporated by reference to Exhibit
                   10.1 to Form 8-B of Bay Apartment Communities, Inc. dated
                   June 8, 1995.)
         3(ii).2   Text of Amendment to Bylaws of the Company. (Incorporated by
                   reference to Exhibit 4.2 to Form 8-K of Bay Apartment
                   Communities, Inc. dated March 8, 1998.)
          4.1      Bay Apartment Communities, Inc. -- Dividend Reinvestment and
                   Stock Purchase Plan dated November 22, 1996. (Incorporated by reference to Form S-3 of Bay Apartment Communities, Inc.,
                   File No. 333-16647.)
         10.1      Interest Rate Swap Agreement. (Incorporated by reference to
                   Exhibit 10.1 to Form 10-Q of Bay Apartment Communities, Inc.
                   dated May 13, 1994.)
         10.2      Registration Rights Agreement between the Company and
                   certain stockholders. (Incorporated by reference to Exhibit
                   10.2 to Form 10-Q of Bay Apartment Communities, Inc. dated
                   May 13, 1994.)
         10.3      Employment Agreement between the Company and Gilbert M.
                   Meyer. (Incorporated by reference to Exhibit 10.3 to Form
                   10-Q of Bay Apartment Communities, Inc. dated May 13, 1994.)
         10.4      Employment Agreement between the Company and Morton L.
                   Newman. (Incorporated by reference to Exhibit 10.4 to Form
                   10-Q of Bay Apartment Communities, Inc. dated May 13, 1994.)

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
         10.5      Registration Rights Agreement, dated as of September 15,
                   1995, by and between the Company and Purchaser.
                   (Incorporated by reference to Exhibit 4.1 to Form 8-K of Bay
                   Apartment Communities, Inc. dated September 25, 1995.)
         10.6      Indemnification Agreements between the Company and the
                   Directors and Officers of the Company. (Incorporated by
                   reference to Exhibit 10.6 to Form 10-Q of Bay Apartment
                   Communities, Inc. dated May 13, 1994.)
         10.7      Umbrella Agreement, among the Company, certain subsidiaries of the Company, Citibank, N.A., as collateral agent, and
                   Financial Guaranty Insurance Company. (Incorporated by
                   reference to Exhibit 10.7 to Form 10-Q of Bay Apartment
                   Communities, Inc. dated May 13, 1994.)
         10.8      Cash Collateral Account, Security, Pledge and Assignment
                   Agreement among the Company, certain subsidiaries of the
                   Company, Citibank, N.A., as collateral agent, and Financial
                   Guaranty Insurance Company. (Incorporated by reference to
                   Exhibit 10.8 to Form 10-Q of Bay Apartment Communities, Inc.
                   dated May 13, 1994.)
         10.9      Reimbursement Agreements among certain subsidiaries of the
                   Company, Citibank, N.A., as collateral agent, and Financial
                   Guaranty Insurance Company. (Incorporated by reference to
                   Exhibit 10.9 to Form 10-Q of Bay Apartment Communities, Inc.
                   dated May 13, 1994.)
        10.10      Guaranty Agreements by Bay Asset Group, Inc., a subsidiary of the Company, in favor of Citibank, N.A., as collateral
                   agent for Financial Guaranty Insurance Company.
                   (Incorporated by reference to Exhibit 10.10 to Form 10-Q of
                   Bay Apartment Communities, Inc. dated May 13, 1994.)
        10.11      Limited Guaranty Agreements by certain subsidiaries of the
                   Company in favor of Citibank, N.A., as collateral agent, and
                   Financial Guaranty Insurance Company. (Incorporated by
                   reference to Exhibit 10.11 to Form 10-Q of Bay Apartment
                   Communities, Inc. dated May 13, 1994.)
        10.12      Pledge Agreement between Bay Asset Group, Inc., a subsidiary of the Company and Citibank, N.A., as collateral agent for
                   Financial Guaranty Insurance Company. (Incorporated by
                   reference to Exhibit 10.12 to Form 10-Q of Bay Apartment
                   Communities, Inc. dated May 13, 1994.)
        10.13      Office lease dated January 4, 1995. (Incorporated by
                   reference to Exhibit 10.21 to Form 10-Q of Bay Apartment
                   Communities, Inc. dated May 10, 1995.)
        10.14      Agreement and Plan of Merger. (Incorporated by reference to
                   Exhibit 10.22 to Form 10-Q of Bay Apartment Communities,
                   Inc. dated August 11, 1995.)
        10.15      Master Reimbursement Agreement. (Incorporated by reference to Exhibit 10.23 to Form 10-Q of Bay Apartment Communities,
                   Inc. dated August 11, 1995.)
        10.16      ISDA Master Agreement (Interest rate swap agreement).
                   (Incorporated by reference to Exhibit 10.24 to Form 10-Q of
                   Bay Apartment Communities, Inc. dated August 11, 1995.)
        10.17      Cash Collateral Pledge, Security and Custody Agreement.
                   (Incorporated by reference to Exhibit 10.25 to Form 10-Q of
                   Bay Apartment Communities, Inc. dated August 11, 1995.)
        10.18      Series A Preferred Stock Purchase Agreement, dated as of
                   September 15, 1995, by and between the Registrant and the
                   Purchaser. (Incorporated by reference to Exhibit 10.1 to
                   Form 8-K of Bay Apartment Communities, Inc. dated September
                   25, 1995.)
        10.19      Employment Agreement between the Company and Max L. Gardner.
                   (Incorporated by reference to Exhibit 10.28 to Form 10-K of
                   Bay Apartment Communities, Inc. dated March 18, 1996.)
        10.20      Series B Preferred Stock Purchase Agreement, dated as of May
                   6, 1996, by and between the Company and PaineWebber
                   Incorporated. (Incorporated by reference to Exhibit 10.1 to
                   Form 8-K of Bay Apartment Communities, Inc. dated May 6,
                   1996.)

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
        10.21      Form of Agreement of Limited Partnership of Bay
                   Countrybrook, L.P., by and among Bay GP, Inc., the Company and certain other defined Persons. (Incorporated by
                   reference to Exhibit 10.5 to Form 8-K/A of Bay Apartment
                   Communities, Inc. dated May 23, 1996.)
        10.22      Agreement to Contribute, dated as of March 27, 1996, by and between the Countrybrook of Berryessa Associates and the
                   Company. (Incorporated by reference to Exhibit 10.6 to Form
                   8-K/A of Bay Apartment Communities, Inc. dated May 23,
                   1996.)
        10.23      Employment Agreement, dated June 19, 1996, between the
                   Company and Jeffrey B. Van Horn. (Incorporated by reference to Exhibit 10.1 to Form 8-K of Bay Apartment Communities,
                   Inc. dated January 21, 1997.)
        10.24      Promissory Note, dated July 26, 1996, between the Company
                   and Jeffrey B. Van Horn. (Incorporated by reference to
                   Exhibit 10.2 to Form 8-K of Bay Apartment Communities, Inc.
                   dated January 21, 1997.)
        10.25      First Amendment to Agreement to Contribute between
                   Countrybrook of Berryessa Associates and the Company, dated
                   June 27, 1996. (Incorporated by reference to Exhibit 10.34 to Form 10-K of Bay Apartment Communities, Inc. dated March
                   18, 1996.)
        10.26      Agreement dated as of May 16, 1997, between the Company J.E.
                   Butler & Associates, Inc. and AP Companies, Ltd. relating to the formation of Bay Rincon, L.P. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of Bay Apartment Communities,
                   Inc. dated August 14, 1997.)
        10.27      Severance Agreement and Mutual General Release, dated July
                   31, 1997, between the Company and Geoffrey L. Baker.
                   (Incorporated by reference to Exhibit 10.1 to Form 10-Q of
                   Bay Apartment Communities, Inc. dated November 13, 1997.)
        10.28      Agreement of Limited Partnership of Bay Pacific Northwest,
                   L.P. dated as of September 12, 1997, between the Company and certain other defined Persons. (Incorporated by reference to
                   Exhibit 10.1 to Form 8-K of Bay Apartment Communities, Inc.
                   dated October 28, 1997.)
        10.29      Registration Rights Agreement, dated as of September 23,
                   1997, between the Company and certain defined Holders of
                   units of limited partnership interests in Bay Pacific
                   Northwest, L.P. (Incorporated by reference to Exhibit 10.2 to Form 8-K of Bay Apartment Communities, Inc. dated October
                   28, 1997.)
        10.30      Second Amended and Restated Revolving Loan Agreement dated
                   November 21, 1997, between the Company, Union Bank of
                   Switzerland, as Co-Agent and Bank, Union Bank of California,
                   N.A., as Co-Agent and Bank, Union Bank of Switzerland, as
                   Administrative Agent, and the other Banks signatory thereto.
                   (Incorporated by reference to Exhibit 10.1 to Form 8-K of
                   Bay Apartment Communities, Inc. dated December 16, 1997.)
        10.31      Bay Apartment Communities, Inc. -- 1994 Stock Incentive
                   Plan, as amended and restated. Incorporated by reference to
                   Exhibit 99.1 to Form S-8 of Bay Apartment Communities, Inc.
                   dated March 5, 1998, File No. 333-47405.)
        10.32      Bay Apartment Communities, Inc. -- 1996 Non-Qualified
                   Employee Stock Purchase Plan dated November 26, 1996.
                   (Incorporated by reference to Exhibit 99.1 to Form S-3 of
                   Bay Apartment Communities, Inc., File No. 333-16837.)
        10.33      Bay Apartment Communities, Inc. -- 1996 Non-Qualified
                   Employee Stock Purchase Plan -- Plan Information Statement
                   dated November 26, 1996. (Incorporated by reference to
                   Exhibit 99.2 to Form S-3 of Bay Apartment Communities, Inc.,
                   File No. 333-16837.)
         21.1      Subsidiaries of the Company.
         23.1      Consent of Coopers & Lybrand L.L.P.
         27.1      Financial Data Schedule.

(b) Reports on Form 8-K

     Form 8-K of the Company, dated October 28, 1997, relating to the acquisition of the Landing West apartment home community and the Rosewalk Phase II land site and, through Bay Pacific Northwest, L.P., the Gallery Place apartment home community. This Form 8-K contained Financial Statements under Rule 3-14 of Registration S-X and pro forma financial statements.

     Form 8-K of the Company, dated December 11, 1997, relating to the acquisition of the Creekside apartment home community. This Form 8-K contained Financial Statements under Rule 3-14 of Regulation S-X and pro forma financial statements.

     Form 8-K of the Company, dated December 16, 1997, relating to (i) the amendment and restatement of the Company's unsecured line of credit from Union Bank of Switzerland, pursuant to which the maximum revolving credit amount was increased to $350 million, and (ii) the acquisition of the Governor's Square apartment home community. This Form 8-K contained Financial Statements under Rule 3-14 of Regulation S-X and pro forma financial statements.

     Form 8-K of the Company, dated December 22, 1997, relating to the underwritten public offering of 3,267,700 shares of the Company's 8.00% Series D Cumulative Redeemable Preferred Stock, par value $.01 per share, at a price per share of $25.00.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BAY APARTMENT COMMUNITIES, INC.

Date: March 24, 1998                      /s/ GILBERT M. MEYER

                                          --------------------------------------
                                          Gilbert M. Meyer
                                          President and Chairman of the Board

Date: March 24, 1998                      /s/ JEFFREY B. VAN HORN

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ BRUCE A. CHOATE                              Director              March 24, 1998
-----------------------------------------------------
                  Bruce A. Choate,

                 /s/ MAX L. GARDNER                        Chief Operating Officer      March 24, 1998
-----------------------------------------------------           and Director
                   Max L. Gardner

               /s/ JOHN J. HEALY, JR.                             Director              March 24, 1998
-----------------------------------------------------
                 John J. Healy, Jr.

                /s/ BRENDA J. MIXSON                              Director              March 24, 1998
-----------------------------------------------------
                  Brenda J. Mixson

                /s/ THOMAS H. NIELSEN                             Director              March 24, 1998
-----------------------------------------------------
                  Thomas H. Nielsen

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Bay Apartment Communities, Inc.

     We have audited the accompanying consolidated balance sheets and the financial statement schedule of Bay Apartment Communities, Inc. and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements and the financial statement schedule are the responsibility of the management of Bay Apartment Communities, Inc. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay Apartment Communities, Inc. as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Francisco, California
January 30, 1998
Except for Note 14, as to which the date is March 24, 1998

                        BAY APARTMENT COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
Real estate assets:
  Land......................................................   $  299,885      $152,277
  Buildings and improvements................................      839,638       511,583
  Furniture, fixtures and equipment.........................       63,631        35,542
                                                               ----------      --------
                                                                1,203,154       699,402
  Less accumulated depreciation.............................      (79,031)      (52,554)
                                                               ----------      --------
  Operating real estate assets..............................    1,124,123       646,848
  Construction in progress..................................      170,361        50,945
                                                               ----------      --------
          Net real estate assets............................    1,294,484       697,793
Cash and cash equivalents...................................        3,188           920
Restricted cash.............................................        1,597           960
Other assets, net...........................................       18,381        12,236
                                                               ----------      --------
          TOTAL ASSETS......................................   $1,317,650      $711,909
                                                               ==========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable...............................................   $  487,484      $273,688
Accounts payable and accrued expenses.......................        7,727         5,450
Dividends payable...........................................       12,591         8,939
Other liabilities...........................................        8,020         4,553
                                                               ----------      --------
          TOTAL LIABILITIES.................................      515,822       292,630
                                                               ----------      --------
Contingencies (Note 9)......................................           --            --
                                                               ----------      --------
Minority interest...........................................        9,133         7,002
                                                               ----------      --------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 25,000,000 shares
     authorized; 2,308,800 shares of Series A outstanding at
     both December 31, 1997 and December 31, 1996; 405,022
     shares of Series B outstanding at both December 31,
     1997 and December 31, 1996; 2,300,000 shares of Series
     C outstanding at December 31, 1997 and no shares
     outstanding at December 31, 1996; 3,267,700 shares of
     Series D outstanding at December 31, 1997 and no shares
     outstanding at December 31, 1996.......................           83            27
  Common stock, $.01 par value; 40,000,000 shares
     authorized; 26,077,518 shares outstanding at December
     31, 1997; 19,007,988 shares outstanding at December 31,
     1996...................................................          261           190
  Paid-in capital...........................................      823,520       435,723
  Dividends in excess of accumulated earnings...............      (31,169)      (23,663)
                                                               ----------      --------
          TOTAL SHAREHOLDERS' EQUITY........................      792,695       412,277
                                                               ----------      --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $1,317,650      $711,909
                                                               ==========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1997      1996      1995
                                                              --------   -------   -------
REVENUE:
  Rental....................................................  $121,873   $80,377   $52,110
  Other.....................................................     4,161     2,216     1,411
                                                              --------   -------   -------
          Total revenue.....................................   126,034    82,593    53,521
                                                              --------   -------   -------
EXPENSES:
  Property operating........................................    29,016    18,924    12,452
  Property taxes............................................     9,467     6,353     4,349
  General and administrative................................     6,308     3,785     2,467
  Abandoned project costs...................................       710       110        --
  Interest and financing....................................    14,113    14,276    11,472
  Depreciation and amortization.............................    27,009    18,689    13,714
                                                              --------   -------   -------
          Total expenses....................................    86,623    62,137    44,454
                                                              --------   -------   -------
Income before minority interest, gain on sale and
  extraordinary item........................................    39,411    20,456     9,067
Minority interest...........................................      (470)     (319)      (19)
                                                              --------   -------   -------
Income from operations......................................    38,941    20,137     9,048
Gain on sale................................................        --        --     2,412
                                                              --------   -------   -------
Income before extraordinary item............................    38,941    20,137    11,460
Extraordinary item..........................................        --      (511)       --
                                                              --------   -------   -------
Net income..................................................    38,941    19,626    11,460
Preferred stock dividend requirement:
  Series A & B..............................................    (4,640)   (4,264)     (917)
  Series C & D..............................................    (2,840)       --        --
                                                              --------   -------   -------
Earnings available to common shares.........................  $ 31,461   $15,362   $10,543
                                                              ========   =======   =======
Basic and diluted earnings per common share:
  Income before extraordinary item..........................  $   1.40   $  1.06   $   .91
  Extraordinary item........................................        --      (.03)       --
                                                              --------   -------   -------
  Earnings available to common shares.......................  $   1.40   $  1.03   $   .91
                                                              ========   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     PREFERRED STOCK        COMMON STOCK
                                                      $.01 PAR VALUE       $.01 PAR VALUE                  DIVIDENDS
                                                    ------------------   -------------------              IN EXCESS OF
                                                     SHARES                SHARES              PAID-IN    ACCUMULATED
                                                     ISSUED     AMOUNT     ISSUED     AMOUNT   CAPITAL      EARNINGS      TOTAL
                                                    ---------   ------   ----------   ------   --------   ------------   --------
BALANCE JANUARY 1, 1995...........................         --    $--     11,544,287    $115    $202,962     $ (6,367)    $196,710
Issuance of Series A preferred stock, net of
  issuance costs of $966..........................  2,308,800     23             --      --      48,246           --       48,269
Net income year ended December 31, 1995...........         --     --             --      --          --       11,460       11,460
Minority interest.................................         --     --             --      --         (45)          --          (45)
Dividends declared................................         --     --             --      --          --      (18,811)     (18,811)
                                                    ---------    ---     ----------    ----    --------     --------     --------
BALANCE DECEMBER 31, 1995.........................  2,308,800     23     11,544,287     115     251,163      (13,718)     237,583
Issuance of Series B preferred stock, net of
  issuance costs of $201..........................    405,022      4             --      --       9,795           --        9,799
May issuance of common stock, net of issuance
  costs of $824...................................         --     --      1,661,414      17      39,665           --       39,682
August issuance of common stock, net of
  underwriting discount and offering costs of
  $8,286..........................................         --     --      5,750,000      58     133,968           --      134,026
Exercise of stock options.........................         --     --         37,475      --         744           --          744
Restricted stock grants...........................         --     --         11,000      --          --           --           --
Minority interest.................................         --     --             --      --         295           --          295
Conversion of Countrybrook partnership units to
  common stock....................................         --     --          3,812      --          93           --           93
Net income year ended December 31, 1996...........         --     --             --      --          --       19,626       19,626
Dividends declared................................         --     --             --      --          --      (29,571)     (29,571)
                                                    ---------    ---     ----------    ----    --------     --------     --------
BALANCE DECEMBER 31, 1996.........................  2,713,822     27     19,007,988     190     435,723      (23,663)     412,277
January issuance of common stock, net of issuance
  costs of $150...................................         --     --      1,400,000      14      49,207           --       49,221
April issuance of common stock, net of issuance
  costs of $200...................................         --     --      1,662,000      17      58,622           --       58,639
June issuance of Series C preferred stock, net of
  issuance costs
  of $200.........................................  2,300,000     23             --      --      55,466           --       55,489
September issuance of common stock, net of
  issuance costs of $200..........................         --     --      2,645,000      26      96,997           --       97,023
December issuance of common stock, net of issuance
  costs of $40....................................         --     --      1,026,187      10      39,447           --       39,457
December issuance of Series D preferred stock, net
  of issuance costs of $100.......................  3,267,700     33             --      --      78,986           --       79,019
Employee stock purchase plan......................         --     --         13,863      --         513           --          513
Exercise of stock options.........................         --     --         26,251       1         553           --          554
Restricted stock grants...........................         --     --         26,500      --          --           --           --
Conversion of Countrybrook partnership units to
  common stock....................................         --     --        162,330       2       3,950           --        3,952
Dividend Reinvestment Plan........................         --     --        107,399       1       4,056           --        4,057
Net Income year ended December 31, 1997...........         --     --             --      --          --       38,941       38,941
Dividends Declared................................         --     --             --      --          --      (46,447)     (46,447)
                                                    ---------    ---     ----------    ----    --------     --------     --------
BALANCE DECEMBER 31, 1997.........................  8,281,522    $83     26,077,518    $261    $823,520     $(31,169)    $792,695
                                                    =========    ===     ==========    ====    ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1997         1996         1995
                                                              ---------    ---------    ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss).........................................  $  38,941    $  19,626    $  11,460
NONCASH EXPENSES INCLUDED IN NET INCOME (LOSS):
  Depreciation and amortization.............................     27,009       18,689       13,714
  Minority interest.........................................        470          319           19
  Extraordinary item........................................         --          511           --
  Gain on sale..............................................         --           --       (2,412)
CASH PROVIDED BY (USED FOR) OPERATING ASSETS AND
  LIABILITIES:
  Restricted cash...........................................       (637)        (960)       1,000
  Other assets..............................................     (6,677)      (1,579)        (381)
  Accounts payable and accrued expenses.....................      2,277        1,396       (1,583)
  Other liabilities.........................................      3,467        2,221          781
                                                              ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     64,850       40,223       22,598
                                                              ---------    ---------    ---------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Capital improvements......................................     (4,069)      (1,319)        (693)
  Acquisition of properties.................................   (445,528)    (144,052)     (55,760)
  Construction in progress..................................   (127,573)     (71,628)     (48,281)
  Proceeds from sale, net...................................         --           --       17,487
                                                              ---------    ---------    ---------
NET CASH (USED FOR) INVESTING ACTIVITIES....................   (577,170)    (216,999)     (87,247)
                                                              ---------    ---------    ---------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from stock offerings, net of issuance costs......    378,848      183,507       48,269
  Exercise of stock options.................................        554          744           --
  Proceeds from dividend reinvestment plan..................      4,057           --           --
  Proceeds from employee stock purchase plan................        513           --           --
  Borrowings on notes payable...............................         --           --       77,200
  Deferred financing costs paid.............................         --           --       (4,218)
  Notes payable principal payments..........................     (1,201)        (480)        (299)
  Payoff of mortgage and construction notes payable.........         --          (21)     (40,010)
  Borrowings on construction notes payable..................         --           21       16,992
  Borrowings on lines of credit.............................    555,000      174,200      118,061
  Repayments on lines of credit.............................   (379,800)    (155,700)    (136,525)
  Partner and minority interest distributions...............       (588)        (200)         (64)
  Dividends paid............................................    (42,795)     (26,052)     (17,778)
                                                              ---------    ---------    ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES........    514,588      176,019       61,628
                                                              ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents............      2,268         (757)      (3,021)
Cash and cash equivalents, beginning of period..............        920        1,677        4,698
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of period....................  $   3,188    $     920    $   1,677
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amount capitalized)......................  $  14,846    $  14,292    $  11,042
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Conversion of partnership units to common stock...........  $   3,952    $      91    $      --
                                                              =========    =========    =========
  Noncash transfers of construction-in-progress.............  $   8,207    $  43,963    $  76,750
                                                              =========    =========    =========
  Assumption of notes payable by the Company................  $  39,797    $  27,868    $  10,651
                                                              =========    =========    =========
  Contribution of minority interest.........................  $   6,201    $   7,270    $      --
                                                              =========    =========    =========
  Dividends declared but not paid...........................  $  12,591    $   8,939    $   5,420
                                                              =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

  Organization

     Bay Apartment Communities, Inc., in conjunction with its wholly-owned partnerships and subsidiaries (the "Company"), was formed in 1978 to develop, lease and manage upscale apartment communities. Before March 17, 1994, the Company was a part of the Greenbriar Group which consisted of the Greenbriar Development Company and certain affiliated entities. The Greenbriar Group included one land parcel held for future development, 12 apartment communities transferred to the Company in the reorganization transactions and the partnerships that held 11 of these apartment communities. On March 17, 1994, the Greenbriar Development Company became Bay Apartment Communities, Inc. as a result of certain reorganization transactions in connection with the sale of 10,889,742 shares of common stock in an initial public offering. Also included in this reorganization was the combination of building and management affiliates into the Company. The Company is a self-administered and self-managed real estate investment trust ("REIT") which acquires, builds, owns and manages apartment communities primarily in Northern and Southern California. At December 31, 1997, the Company owned 54 apartment communities, of which 37 are in Northern California, 14 are in Southern California, two are in the Seattle, Washington area and one community is in the Portland, Oregon area, comprising 15,297 apartment homes, including the apartment homes delivered at Toscana -- a partially developed community. In addition to Toscana, the Company had five communities in Northern California under development.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned partnerships and subsidiaries. The accompanying consolidated financial statements also include the accounts of Bay Countrybrook L.P., a Delaware limited partnership (the "Countrybrook Partnership"). The general partner of the Countrybrook Partnership is a wholly-owned subsidiary of the Company, Bay GP, Inc., a Maryland corporation. The accompanying consolidated financial statements also include the accounts of Bay Rincon, LP, a California limited partnership (the "Rincon Partnership") and Bay Pacific Northwest, L.P., a Delaware limited partnership (the "Northwest Partnership"). The Company is the sole general partner of the Rincon Partnership and Northwest Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

  Bay Countrybrook L.P.

     In connection with the formation of the Countrybrook Partnership in July 1996, 298,577 units of limited partnership interests ("Countrybrook Units") were issued to the existing partners of the contributor of the CountryBrook community. Under the terms of the Countrybrook Partnership's Limited Partnership Agreement, holders of Countrybrook Units have the right to require the Countrybrook Partnership to redeem their Countrybrook Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of the Company's common stock to the holders of Countrybrook Units in satisfaction of the Countrybrook Partnership's obligation to redeem the Countrybrook Units for cash. Countrybrook Units converted into the Company's common stock aggregated 166,142 and 3,812 as of December 31, 1997 and December 31, 1996, respectively. Countrybrook Units redeemed for cash aggregated 762 as of December 31, 1997. No Countrybrook Units were redeemed for cash as of December 31, 1996.

  Bay Pacific Northwest, L.P.

     In connection with the formation of the Northwest Partnership in September 1997, 163,448 units of limited partnership interest ("Northwest Units") were issued to the existing partners of the contributor of the Gallery Place community. Under the terms of the Northwest Partnership's Limited Partnership Agreement,

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

holders of Northwest Units have the right to require the Northwest Partnership to redeem their Northwest Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of Northwest Units in satisfaction of the Northwest Partnership's obligation to redeem the Northwest Units for cash. No Northwest Units were converted into the Company's common stock or redeemed for cash as of December 31, 1997.

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

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following summarizes the tax components of the Company's common dividends declared for the years ending December 31, 1997, 1996 and 1995:

                                                        % OF COMMON DIVIDENDS
                                                            DECLARED FOR:
                                                        ---------------------
                                                        1997     1996    1995
                                                        -----    ----    ----
TAX COMPONENT
Ordinary income.......................................  100%     81%     74%
Capital gain..........................................    --      --     12%
Non-taxable return of capital.........................    --     19%     14%

     All of the dividends declared on the Series A convertible preferred stock for the years ended December 31, 1997, 1996 and 1995 represented ordinary income for tax purposes. All dividends declared on the Series B convertible preferred stock for the years ended December 31, 1997 and 1996 represented ordinary income for tax purposes. All dividends declared on the Series C Cumulative Redeemable Preferred Stock for the year ended December 31, 1997 represented ordinary income for tax purposes.

  Deferred Financing Costs

     Included in "Other assets, net" are costs associated with obtaining debt financing and credit enhancements. Such costs are being amortized over the term of the associated debt or credit enhancement.

  Cash and Cash Equivalents

     Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Interest income amounted to $375 for the year ended December 31, 1997, $178 for the year ended December 31, 1996 and $243 for the year ended December 31, 1995.

  Restricted Cash

     Restricted cash at December 31, 1997 consists of replacement reserves related to the debt on the Barrington Hills, Crossbrook, Rivershore, Canyon Creek, Sea Ridge and CountryBrook communities.

  Earnings per Common Share

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". In accordance with the provisions of SFAS No. 128, basic earnings per share for the years ended December 31, 1997, 1996 and 1995 is computed by dividing income available to common shares (net income less preferred stock dividend requirement) by the weighted average number of shares outstanding during the period.

     Additionally, other potentially dilutive common shares are considered when calculating earnings per share on a diluted basis.

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

BASIC EPS CALCULATION

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Income before minority interest, gain on sale and
  extraordinary item........................................  $39,411    $20,456    $ 9,067
Minority interest...........................................     (470)      (319)       (19)
                                                              -------    -------    -------
Income from operations......................................   38,941     20,137      9,048
Gain on sale................................................       --         --      2,412
                                                              -------    -------    -------
Income before extraordinary item............................   38,941     20,137     11,460
Extraordinary item..........................................       --       (511)        --
                                                              -------    -------    -------
Net income..................................................   38,941     19,626     11,460
Preferred stock dividend requirement:
  Series A & B..............................................   (4,640)    (4,264)      (917)
  Series C & D..............................................   (2,840)        --         --
                                                              -------    -------    -------
Earnings available to common shares.........................  $31,461    $15,362    $10,543
                                                              =======    =======    =======

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STOCK TRANSACTIONS

                                                           SHARES       FRACTION        WEIGHTED
                                                         OUTSTANDING    OF PERIOD    AVERAGE SHARES
                                                         -----------    ---------    --------------
Balance at January 1, 1995.............................  11,544,287     365/365        11,544,287
                                                         ----------                    ----------
TOTAL AT DECEMBER 31, 1995.............................  11,544,287                    11,544,287
                                                         ==========                    ==========
Balance at January 1, 1996.............................  11,544,287     366/366        11,544,287
Issuance of common stock on May 9, 1996................   1,661,414     237/366         1,075,834
Issuance of common stock on August 5, 1996.............   5,750,000     149/366         2,340,847
Issuance of restricted stock grants on August 6,
  1996.................................................       6,000     148/366             2,426
Conversion of Countrybrook Units on November 4, 1996...         762      58/366               121
Conversion of Countrybrook Units on November 8, 1996...       1,525      54/366               225
Conversion of Countrybrook Units on November 18,
  1996.................................................       1,525      44/366               183
Miscellaneous common stock issued......................      42,475       1/2              21,237
                                                         ----------                    ----------
TOTAL AT DECEMBER 31, 1996.............................  19,007,988                    14,985,160
                                                         ==========                    ==========
Balance at January 1, 1997.............................  19,007,988     365/365        19,007,988
Conversion of Countrybrook Units on January 28, 1997...       6,099     338/365             5,648
Issuance of common stock on January 29, 1997...........   1,400,000     337/365         1,292,603
Issuance of stock grants on February 3, 1997...........      25,500     332/365            23,194
Conversion of Countrybrook Units on March 26, 1997.....      28,575     281/365            21,999
Issuance of dividend reinvestment stock on April 15,
  1997.................................................      10,269     261/365             7,343
Issuance of common stock on April 23, 1997.............   1,662,000     253/365         1,152,016
Conversion of Countrybrook Units on May 2, 1997........      73,927     244/365            49,420
Conversion of Countrybrook Units on May 5, 1997........      48,870     241/365            32,268
Issuance of employee stock purchase plan on July 1,
  1997.................................................      13,863     184/365             6,988
Conversion of Countrybrook Units on July 1, 1997.......       1,000     184/365               504
Issuance of dividend reinvestment stock on July 15,
  1997.................................................      22,387     170/365            10,427
Conversion of Countrybrook Units on July 28, 1997......         809     157/365               348
Issuance of common stock on September 16, 1997.........   2,645,000     107/365           775,384
Conversion of Countrybrook Units on September 23,
  1997.................................................       1,525     100/365               418
Issuance of dividend reinvestment stock on October 15,
  1997.................................................      74,720      78/365            15,968
Issuance of common stock on December 12, 1997..........   1,026,187      20/365            56,229
Conversion of Countrybrook Units on December 29,
  1997.................................................       1,525       3/365                12
Miscellaneous common stock issued......................      27,274       1/2              13,637
                                                         ----------                    ----------
TOTAL AT DECEMBER 31, 1997.............................  26,077,518                    22,472,394
                                                         ==========                    ==========

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

BASIC EPS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Income before minority interest, gain on sale and
  extraordinary item........................................  $1.42    $1.08    $ .70
Minority interest...........................................   (.02)    (.02)      --
                                                              -----    -----    -----
Income from operations......................................   1.40     1.06      .70
Gain on sale................................................     --       --      .21
                                                              -----    -----    -----
Income before extraordinary item............................   1.40     1.06      .91
Extraordinary item..........................................     --     (.03)      --
                                                              -----    -----    -----
Net income..................................................  $1.40    $1.03    $ .91
                                                              =====    =====    =====

     For the years ended December 31, 1997, 1996 and 1995, there were no potentially dilutive common shares outstanding during the period. Therefore, diluted earnings per share is the same as basic earnings per share.

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

 2. INTEREST CAPITALIZED

     Interest costs associated with projects under development or reconstruction aggregating $6,985, $2,567 and $3,641 for the years ended December 31, 1997, 1996 and 1995, respectively, have been capitalized.

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

 3. OTHER ASSETS, NET

     Deferred financing costs which are included in "Other assets, net" aggregated $11,735 and $10,185 at December 31, 1997 and 1996, respectively. Accumulated amortization related to deferred financing costs aggregated $3,561 and $2,918 at December 31, 1997 and 1996, respectively.

 4. NOTES PAYABLE

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
TAX-EXEMPT VARIABLE RATE UNDER INTEREST RATE SWAPS:

Foxchase (Phase I and II) and Fairway Glen are encumbered by first deeds of trust which collateralize three housing bond
issues maturing November 1, 2007. The Company has entered
into a Swap Agreement under which the interest rate is fixed until March 2004 at an effective rate of 5.88% Such bonds
require monthly payments of interest only. The bonds contain covenants which require 20% of the apartment homes to be
leased or held available for lease to low or moderate income
families....................................................    $ 35,980        $ 35,980

Waterford and Villa Mariposa are encumbered by first deeds
of trust which collateralize two housing bond issues. The
Company has entered into a Swap Agreement with under which
the interest rate is fixed until March 2004 at an effective
rate of 5.88%. Such bonds require monthly payments of
interest only and mature on August 1, 2014 and March 1,
2017, respectively. The bonds contain covenants which
require 20% of the apartment homes to be leased or held
available for lease to low or moderate income families......      51,400          51,400

Barrington Hills is encumbered by a first deed of trust
which collateralizes housing bond issues maturing June 15,
2025, fully amortizing over the term. The Company has
entered into a Swap Agreement under which the interest rate
is fixed until June 2010 at an effective rate of 6.48%,
including the amortization of deferred financing costs. The
bonds contain covenants which require 20% of the apartment
homes to be leased or held available for lease to low or
moderate income families....................................      13,185          13,338

Crossbrook is encumbered by a first deed of trust which
collateralizes housing bond issues maturing June 15, 2025,
fully amortizing over the term. The Company has entered into a Swap Agreement under which the interest rate is fixed
until June 2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain
covenants which require 20% of the apartment homes to be
leased or held available for lease to low or moderate income
families....................................................       8,484           8,579

Rivershore is encumbered by a first deed of trust which
collateralizes housing bond issues maturing November 15,
2022, fully amortizing over the term. The Company has
entered into a Swap Agreement under which the interest rate
is fixed until June 2010 at an effective rate of 6.48%,
including the amortization of deferred financing costs. The
bonds contain convenants which require 20% of the apartment
homes to be leased or held available for lease to low or
moderate income families....................................      10,309          10,445

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Canyon Creek is encumbered by a first deed of trust which
collateralizes housing bond issues maturing June 15, 2025,
fully amortizing over the term. The Company has entered into a Swap Agreement under which the interest rate is fixed
until June 2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain
convenants which require 20% of the apartment homes to be
leased or held available for low income families............      38,534          38,800

Sea Ridge is encumbered by a first deed of trust which
collateralizes housing bond issues maturing June 15, 2025,
fully amortizing over the term. The Company has entered into a Swap Agreement under which the interest rate is fixed
until June 2010 at an effective rate of 6.48%, including the amortization of deferred financing costs. The bonds contain
convenants which require 20% of the apartment homes to be
leased or held available for lease to low income families...      17,479          17,600

City Heights is encumbered by a first deed of trust which
collateralizes housing bond issues maturing June 1, 2025,
partially amortizing over the term. The Company has entered
into a Swap Agreement under which the interest rate is fixed until July 2007 at an effective interest rate of 5.80%,
including the amortization of deferred financing costs. The
bonds contain convenants which require 20% of the apartment
homes to be leased or held available for lease to low income
families....................................................      20,714              --

Larkspur Canyon is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 1, 2025,
partially amortizing over the term. The Company has entered
into a Swap Agreement under which the interest rate is fixed until September 2002 at an effective interest rate of 5.50%, including the amortization of deferred financing costs. The
bonds contain covenants which require 20% of the apartment
homes to be leased or held available for lease to low or
moderate income families....................................       7,610              --
                                                                --------        --------
          Subtotal..........................................     203,695         176,142
                                                                --------        --------
TAX-EXEMPT FIXED RATE:

CountryBrook is encumbered by a first deed of trust which
collateralizes housing bond issues maturing March 1, 2012,
partially amortizing over the term. The interest rate on the bonds is fixed until April 2002 at an effective interest
rate of 7.87%, including the amortization of deferred
financing costs. The bonds contain covenants which require
20% of the apartment homes to be leased or held available
for lease to low or moderate income families................      19,850          20,111
                                                                --------        --------
          Subtotal..........................................      19,850          20,111
                                                                --------        --------

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
TAX-EXEMPT VARIABLE RATE:

City Heights was encumbered by a first deed of trust which
collateralized housing bond issues maturing March 1, 2018.
Interest only payments were required monthly at a variable
rate set weekly by the remarketing agent (6.50% at December
31, 1996, including the amortization of deferred financing
costs). The bonds contained convenants which required 20% of the apartment homes to be leased or held available for lease to low income families. These bonds were refinanced in July
1997........................................................          --          20,800

Larkspur Canyon was encumbered by a first deed of trust
which collateralized housing bond issues maturing March 1,
2023. Interest only payments were required monthly at a
variable rate set weekly by the remarketing agent (5.90% at
December 31, 1996, including the amortization of deferred
financing costs). The bond payments were secured by a $7,823 irrevocable direct pay letter of credit. The bonds contained covenants which required 20% of the apartment homes to be
leased or held available for lease to low or moderate income
families. These bonds were refinanced in August 1997........          --           7,635
                                                                --------        --------
          Subtotal..........................................          --          28,435
                                                                --------        --------
FIXED RATE:

Governor's Square is encumbered by a first deed of trust
maturing August 1, 2004, partially amortizing over the term.
The interest rate on the loan is fixed at 7.65%.............      14,184              --

Cardiff Gardens is encumbered by a first deed of trust
maturing May 1, 2004. Interest only payments are required
monthly at a fixed interest rate of 7.25%...................      12,870              --

Gallery Place is encumbered by a first deed of trust
maturing May 15, 2001, partially amortizing over the term.
The interest rate on the loan is fixed at 7.31%.............      11,685              --

Note payable assumed in connection with the Cedar Ridge
acquisition maturing July 15, 1999. Interest only payments
are required monthly at a fixed interest rate of 6.50%......       1,000              --
                                                                --------        --------
          Subtotal..........................................      39,739              --
                                                                --------        --------
CREDIT LINE:

Unsecured line of credit (the "Unsecured Line of Credit")
with an aggregate borrowing amount of up to $350,000
maturing May 2000. This line bears interest at various LIBOR
rates plus 0.90%, with a competitive bid option.............     224,200          49,000
                                                                --------        --------
          Subtotal..........................................     224,200          49,000
                                                                --------        --------
          Total Notes Payable...............................    $487,484        $273,688
                                                                ========        ========

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Principal payments on outstanding notes payable as of December 31, 1997 are due as follows:

1998......................................  $  2,024
1999......................................     3,175
2000......................................   226,538
2001......................................    13,308
2002......................................     2,435
Thereafter................................   240,004
                                            --------
          Total...........................  $487,484
                                            ========

 5. FINANCIAL INSTRUMENTS

     The Company uses Swap Agreements to reduce the impact of interest rate fluctuations. As of December 31, 1997, the Company had Swap Agreements as follows:

          - $87,380 in notional amount based on the actual rate of the underlying bonds and maturing in March 2004. The interest rate is fixed at 4.40% with a total interest cost of 5.88%, exclusive of deferred financing costs.

          - $87,991 in notional amount based on the PSA Municipal Swap Index maturing in June 2010. The weighted average interest rate is 5.41%, with an all-in interest cost of 6.48%. The interest rate index used in the interest rate swap is not identical to the interest rate on the underlying bonds; however, management believes that it is unlikely that the rate on the underlying bonds will be significantly higher than the index the swap is based on and that the swap effectively fixes the interest rate.

          - $20,714 in notional amount based on the PSA Municipal Swap Index maturing in July 2007. The interest rate is 4.75%, with an all-in interest cost of 5.80%. The interest rate index used in the interest rate swap is not identical to the interest rate on the underlying bonds; however, management believes that it is unlikely that the rate on the underlying bonds will be significantly higher than the index the swap is based on and that the swap effectively fixes the interest rate.

          - $7,610 in notional amount based on the PSA Municipal Swap Index maturing in September 2002. The interest rate is 4.42%, with an all-in interest cost of 5.50%. The interest rate index used in the interest rate swap is not identical to the interest rate on the underlying bonds; however, management believes that it is unlikely that the rate on the underlying bonds will be significantly higher than the index the swap is based on and that the swap effectively fixes the interest rate.

     The effect of the Swap Agreements is to fix $203,695 of the Company's debt at an average interest rate of 6.12% with an average maturity over 9 years.

     The Company had an interest rate cap agreement on tax-exempt debt based on the J.J. Kenny Index with a face amount of $13,620 that matured in March 1996.

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

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

          - Unsecured Line of Credit with an aggregate carrying value of $224,200 and $49,000 had an estimated aggregate fair value of $224,200 and $49,000 at December 31, 1997 and 1996, respectively.

          - Bond indebtedness and notes payable with an aggregate carrying value of $263,284 and $224,688 had an estimated aggregate fair value of $291,293 and $244,031 at December 31, 1997 and 1996, respectively. Estimated fair value of these instruments is based on the market value of related financial instruments as determined by outside parties at December 31, 1997 and 1996.

     Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly effect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and current estimates of fair value may differ significantly from the amounts presented herein.

 6. NONMONETARY TRANSACTIONS

     In April 1997, the Company assumed $12,870 of fixed rate debt as part of the purchase of the Cardiff Gardens community. The interest rate is fixed at 7.25% and the debt matures in May 2004.

     In July 1997, the Company assumed a $1,000 note in connection with the acquisition of the Cedar Ridge community. The rate on the note is fixed at 6.5% and the note matures in July 1999.

     In September 1997, as part of the purchase of the Gallery Place community, the Company assumed $11,733 of the seller's note payable secured by the property. The interest rate on the loan is fixed at 7.31% and the loan matures in May 2001. Also in connection with the purchase of the Gallery Place community, the Company paid the seller approximately $6,151 by issuing 163,448 Units of the Northwest Partnership.

     In December 1997, the Company assumed a $14,194 note as part of the acquisition of the Governor's Square community. The rate is fixed at 7.65% and the note matures in August 2004.

 7. ISSUANCES OF STOCK

     On March 17, 1994, the Company completed its initial public offering of 10,889,742 shares of common stock at a price of $20 per share. The net proceeds to the Company, of $199,998, were used to pay off mortgage debt, purchase five apartment communities, purchase outside partners' partnership interests, and pay debt origination costs (primarily legal fees).

     In October 1995, the Company sold 2,308,800 shares of Series A preferred stock for $21.325 per share and received net proceeds of $48,269. The shares generally have no voting rights and pay a dividend of 103% of the dividend paid on common stock. The dividend is cumulative to the extent declared. These shares are not generally convertible into common shares until October 1999; thereafter, the conversion (on a share-for-share

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

basis) may occur at the holder's discretion subject to certain limitations. All of the Series A preferred stock must be converted into common shares by October 2006.

     In May 1996, the Company sold 405,022 shares of Series B preferred stock for $24.69 per share and received net proceeds of $9,799. The Series B preferred stock has substantially the same dividend, voting and conversion terms as the Series A preferred stock. The holders of the Series B preferred stock have registration rights for the shares of common stock issuable upon conversion of the Series B preferred stock.

     Also in May 1996, the Company sold 1,248,191 shares of common stock in a direct placement at a price of $24.44 per share, which reflected a 1% discount from the average closing price of the common stock during the 10 trading days immediately preceding May 2, 1996, the last trading day prior to the date on which the sale was priced. The Company also sold 413,223 shares of common stock (together with the 405,022 shares of Series B preferred stock described above) in an underwritten offering at a price of $24.20 per share. The Company received net proceeds of $39,682 from these offerings.

     In August 1996, the Company sold in an underwritten public offering 5,750,000 shares of common stock (including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at a price of $24.75 per share. The net cash proceeds from the sale, of $134,026, were used to purchase two apartment communities, Crowne Ridge and Lafayette Place, and to reduce borrowings under the Company's Unsecured Line of Credit, including amounts borrowed to purchase four apartment communities acquired prior to the closing of the August 1996 offering (CountryBrook, Larkspur Canyon, The Fountains and Mill Creek).

     In January 1997, the Company sold in an underwritten public offering 1,400,000 shares of common stock at a price of $37.125 per share. The net proceeds to the Company, of $49,221, were used to reduce borrowings under the Company's Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the SummerWalk (formerly Rancho Penasquitos) acquisition.

     In April 1997, the Company sold in a direct placement 1,662,000 shares of common stock at a price of $36.125 per share. The net proceeds to the Company, of $58,639, were used to reduce borrowings under the Company's Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including TimberWood (formerly The Village), SunScape (formerly Banbury Cross) and Cardiff Gardens.

     In June 1997, the Company sold in an underwritten public offering 2,300,000 shares of 8.50 percent, five year non-call Series C Cumulative Redeemable Preferred Stock (including 300,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at a price of $25 per share. The net proceeds to the Company, of $55,489, were used to reduce borrowing under the Company's Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the Villa Serena, Amador Oaks and Mission Woods (formerly Genesee Gardens) communities and one land site in San Francisco, California.

     In September 1997, the Company sold in an underwritten public offering 2,645,000 shares of common stock (including 345,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at a price of $38.6875 per share. The net proceeds to the Company, of $97,023, were used to reduce borrowings under the Company's Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the Cedar Ridge (formerly Regency), The Park and Lakeside communities and one land site in Mountain View, California.

     In December 1997, the Company issued 869,587 shares of common stock in a direct placement and sold 156,600 shares of common stock in an underwritten public offering at a price of $39.125 per share. The net proceeds to the Company, of $39,457, were used to reduce borrowings under the Company's Unsecured Line

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

of Credit, which were used to fund the acquisition and development of additional apartment communities, including the Gallery Place, Landing West and Creekside communities and one land site in San Jose, California.

     Also in December 1997, the Company sold in an underwritten public offering 3,267,700 shares of 8.00 percent, five year non-call Series D Cumulative Redeemable Preferred Stock (including 267,700 shares sold in connection with the exercise of the underwriters' over-allotment option) at a price of $25 per share. The net proceeds to the Company, of $79,019, were used to reduce borrowings under the Company's Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the Governor's Square community.

     In November 1996, the Company established the Bay Apartment Communities, Inc. Dividend Reinvestment and Stock Purchase Plan (the "Reinvestment Plan"). One million shares of common stock are reserved for issuance under the Reinvestment Plan that provides a convenient and economical method by which shareholders may increase their ownership of the Company's common stock without generally paying brokerage commissions, fees or service charges.

     All holders of record of shares of the Company's common stock and preferred stock series A and B are eligible to participate in the Reinvestment Plan. As a participant in the Reinvestment Plan, shareholders may elect:

          - to have all or a portion of their cash dividends automatically reinvested in additional shares of common stock;

          - to invest optional cash payments in additional shares of common stock; or

          - to both reinvest cash dividends and invest optional cash payments in additional shares of common stock.

     An important feature of the Reinvestment Plan is that shares of common stock acquired with reinvested dividends or optional cash payments may be purchased either directly from the Company or on the open market, as determined by the Company's Board of Directors. Shares acquired directly from the Company will be purchased at 97% of the closing price of the common stock on the New York Stock Exchange on a date determined under the Reinvestment Plan. The purchase price for shares acquired on the open market will be the weighted average price paid by the Reinvestment Plan administrator for all shares purchased for participants in the Reinvestment Plan on a date determined under the Reinvestment Plan. 107,399 shares were issued under the Reinvestment Plan as of December 31, 1997. No shares were issued under the Reinvestment Plan as of December 31, 1996.

 8. RELATED PARTY TRANSACTIONS

     During fiscal year 1997, the Company shared certain warehouse space and administrative and office facility services with certain affiliated entities. The Company is a party to an agreement with these affiliates to share all costs not specifically identified.

     Administrative expenses are allocated between the Company and the affiliates in accordance with a formula based on an analysis of labor costs incurred. Such costs charged to the affiliated entities were $265, $154 and $202 for the years ended December 31, 1997, 1996 and 1995, respectively.

     An executive officer and director of the Company has a limited partnership interest in the Northwest Partnership.

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     On September 8, 1997, the Company agreed to purchase through the Northwest Partnership, a 264 apartment home community currently under construction in Redmond, Washington from Avondale Bear Creek Limited Partnership. The proposed acquisition of Verandas at Bear Creek will not be consummated until 90 days after construction has been completed and the community is 90 percent occupied by residents. This community is currently 90 percent occupied and is expected to close during the second quarter of 1998 and the purchase price is anticipated to be approximately $34.3 million. In connection with this proposed acquisition, the company has agreed to pay off mortgage indebtedness secured by the community in the amount of approximately $28 million and the Northwest Partnership will issue Northwest Units valued at approximately $3.9 million. The total number of Northwest Units issued in connection with this proposed acquisition will be determined based on a price per unit equal to the average closing sale price of the Company's common stock on the New York Stock Exchange for a specified number of days preceding the closing date of the acquisition. These Northwest Units will have the same 4.5% initial annual priority return applicable to the Northwest Units issued in connection with the Company's acquisition of the Gallery Place community. In addition, subject to certain terms and conditions, the holders of such Northwest Units may require the Northwest Partnership to redeem all or a portion of their Northwest Units in exchange for cash. The Company may, however, at its election, redeem such Northwest Units in exchange for shares of the Company's common stock. All of such shares will be covered by a registration rights agreement. Because the consummation of the acquisition of Verandas at Bear Creek is subject to the satisfaction of certain conditions that are not within the control of the Company, there can be no assurance that the Company will consummate the acquisition or, if the community is acquired, that it will be purchased on the terms currently contemplated.

10. PROPERTY OPERATING EXPENSES

     Property operating expenses include amounts incurred for repair and maintenance aggregating $4,817, $3,510 and $2,121 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Activity in stock options are as follows:

                                               NUMBER OF SHARES    OPTION PRICE
                                               ----------------    -------------
OUTSTANDING, JANUARY 1, 1995.................       368,200
Issued.......................................       325,900        $18.38-$20.00
Options canceled.............................      (130,350)
Options exercised............................            --
                                                  ---------
OUTSTANDING, DECEMBER 31, 1995...............       563,750
Issued.......................................       229,100        $23.38-$27.75
Options canceled.............................       (32,500)
Options exercised............................       (37,475)       $19.63-$20.00
                                                  ---------
OUTSTANDING DECEMBER 31, 1996................       722,875
Issued.......................................       394,100        $34.38-$39.63
Options canceled.............................       (20,350)
Options exercised............................       (26,251)       $19.63-$27.75
                                                  ---------
OUTSTANDING DECEMBER 31, 1997................     1,070,374
                                                  =========

     The following table summarizes information concerning currently outstanding and exercisable options:

                         OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
----------------------------------------------------------------------   ----------------------------
                NUMBER OUTSTANDING   WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
                      AS OF             REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICE  DECEMBER 31, 1997    CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
--------------  ------------------   ----------------   --------------   -----------   --------------
   $18.000                 --                --            $18.000              --        $    --
   $18.375             90,000              7.25             18.375          45,000         18.375
   $19.250              9,000              7.36             19.250           9,000         19.250
   $19.625             64,100              7.56             19.625          21,650         19.625
   $19.750                 --                --             19.750              --             --
   $20.000            196,124              6.19             20.000         142,249         20.000
   $20.000            100,000              7.86             20.000          50,000         20.000
   $20.500              9,000              6.27             20.500           9,000         20.500
   $23.375             55,000              8.07             23.375          13,750         23.375
   $25.375             25,000              8.47             25.375           6,250         25.375
   $25.375             20,000              8.34             25.375          20,000         25.375
   $27.750            117,750              8.66             27.750          27,075         27.750
   $34.375             40,000              9.34             34.375              --             --
   $36.125             50,000              9.29             36.125              --             --
   $36.625            266,900              9.07             36.625              --             --
   $38.8125            20,000              9.84             38.8125             --             --
   $39.625              7,500              9.73             39.625              --             --
                    ---------              ----            -------         -------        -------
                    1,070,374              8.06            $27.016         343,974        $20.912
                    =========              ====            =======         =======        =======

     At December 31, 1997 and 1996, there were 343,974 and 189,426, respectively, options exercisable.

     The number of shares available for granting options was 348,400 and 786,125 at December 31, 1997 and 1996, respectively.

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $920 or $.04 per share for the year ended December 31, 1997, approximately $325 or $.02 per share for the year ended December 31, 1996, and approximately $192 or $.01 per share for the year ended December 31, 1995. The fair value of the options granted during 1997 is estimated as $5.48 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 4.44%, volatility of 18.30%, risk free interest rates of 6.34%, actual forfeitures, and an expected life of approximately 4 years. The fair value of the options granted during 1996 is estimated as $3.17 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.50%, volatility of 20.18%, risk free interest rates of 6.17%, actual forfeitures, and an expected life of approximately 4 years. The fair value of the options granted during 1995 is estimated as $1.76 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8.35%, volatility of 20.18%, risk free interest rates of 6.15%, actual forfeitures, and an expected life of approximately 4 years.

     Effective February 1, 1990, the Company implemented the Bay Apartment Communities, Inc. Savings and Retirement Plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of 30 days of continuous service with the Company. Each participant may contribute on a pretax basis between 1% and 15% of such participant's compensation. The Company makes matching contributions on the participant's behalf up to 25%, but not more than the lesser of 6% of the participants compensation or $1, of the participant's annual contribution. The Company made contributions of approximately $134, $68 and $15 to the plan for the years ended December 31, 1997, 1996, and 1995, respectively.

     In October 1996, the Company adopted the Bay Apartment Communities, Inc. 1996 Non-Qualified Employee Stock Purchase Plan (the "Plan"). One million shares of common stock are reserved for issuance under the Plan. The primary purpose of the Plan is to encourage common stock ownership by eligible directors and employees (i.e., "Participants") in the belief that such ownership will increase each Participant's interest in the success of the Company. Generally, Participants may elect to participate in the Plan at six month periods beginning each January 1 and July 1. Participation in the Plan entitles each Participant to purchase common stock at a price which is equal to the lesser of 85% of the closing price for a share of stock on the first day of such period or 85% of the closing price on the last day of such period. The Company issued 13,863 shares under the plan as of December 31, 1997. No shares were issued under the Plan as of December 31, 1996.

12. PRO-FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma financial information has been prepared as if the 1996 Offerings, the 1997 Offerings, the acquisition of apartment communities in 1996 and 1997 and the related financing activity had occurred on January 1, 1996. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the actual results of operations of the Company had the events occurred as of January 1, 1996, nor does it purport to represent the results of operations for future periods. The

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

effect of the gain on sale of real estate and extraordinary item recognized in the Company's historical financial statements is not included in the pro forma financial and operating data.

                                                 PRO FORMA            PRO FORMA
                                                YEAR ENDED           YEAR ENDED
                                             DECEMBER 31, 1997    DECEMBER 31, 1996
                                             -----------------    -----------------
Revenue....................................     $  167,262           $  152,914
Earnings available to common shares........     $   36,027           $   28,656
Earnings available per common share........     $     1.39           $     1.11
Common shares outstanding..................     26,077,518           26,077,518

13. QUARTERLY FINANCIAL INFORMATION STATEMENTS (UNAUDITED)

     Quarterly financial information for the years ended December 31 1997, 1996 and 1995 are as follows:

                                                    YEAR ENDED DECEMBER 31, 1997
                                              ----------------------------------------
                                               FIRST     SECOND      THIRD     FOURTH
                                              -------    -------    -------    -------
Revenue.....................................  $26,257    $29,780    $32,738    $37,258
Net income..................................  $ 7,771    $ 8,479    $10,653    $12,039
Earnings per common share...................  $   .33    $   .33    $   .36    $   .37

                                                    YEAR ENDED DECEMBER 31, 1996
                                              ----------------------------------------
                                               FIRST     SECOND      THIRD     FOURTH
                                              -------    -------    -------    -------
Revenue.....................................  $16,472    $18,393    $23,050    $24,675
Income before extraordinary item............  $ 3,195    $ 4,083    $ 5,845    $ 7,014
Extraordinary item..........................  $    --    $  (511)   $    --    $    --
Net income..................................  $ 3,195    $ 3,572    $ 5,845    $ 7,014
Earnings per common share...................  $   .19    $   .20    $   .31    $   .31

                                                    YEAR ENDED DECEMBER 31, 1995
                                              ----------------------------------------
                                               FIRST     SECOND      THIRD     FOURTH
                                              -------    -------    -------    -------
Revenue.....................................  $11,850    $12,847    $13,624    $15,200
Income from operations......................  $ 1,920    $ 2,007    $ 2,121    $ 3,000
Gain on sale................................  $    --    $ 2,412    $    --    $    --
Net income..................................  $ 1,920    $ 4,419    $ 2,121    $ 3,000
Earnings per common share...................  $   .17    $   .38    $   .18    $   .18

14. SUBSEQUENT EVENTS

     In January 1998, the Company engaged in the following transactions:

        - Purchased the Warner Oaks apartment community for $20,000. This community contains 227 apartment homes and is located in Woodland Hills, California.

        - Issued $150,000 of senior unsecured notes. $50,000 of the notes will bear interest at 6.25 percent and will mature on January 15, 2003, $50,000 of the notes will bear interest at 6.5 percent and will mature on January 15, 2005 and $50,000 of the notes will bear interest at
          6.625 percent and will mature on January 15, 2008. The net proceeds to the Company were $148,700. The net proceeds were used to reduce borrowings under the Company's Unsecured Line of Credit, which were used to fund the acquisition and development of additional apartment communities, including the Viewpointe, Waterhouse Place, Mission Bay Club, Westwood Club, Pacifica Club and Warner Oaks communities.

                        BAY APARTMENT COMMUNITIES, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

        - Purchased the Amberway apartment community for $17,500. This community contains 272 apartment homes and is located in Anaheim, California.

        - Purchased the Arbor Park apartment community for $12,400. This community contains 260 apartment homes and is located in Upland, California.

     In February 1998, the Company

        - Purchased the Laguna Brisas apartment community for $17,200. As part of this transaction, the Company assumed approximately $10,400 in variable rate tax-exempt bonds maturing March 1, 2009. This community contains 176 apartment homes and is located in Laguna Niguel, California.

        - Amended and restated the 1994 Stock Plan increasing the number of shares reserved for issuance from 1,520,000 to 2,000,000.

     In March 1998, the Company engaged in the following transactions:

        - Purchased the Cabrillo Square apartment community for $22,900. This community contains 293 apartment homes and is located in San Diego, California.

        - Announced that it had signed a definitive merger agreement with Avalon Properties, Inc. The surviving company is to be named Avalon Bay Communities, Inc. Under the terms of the agreement, Avalon Properties, Inc. will be merged into the Company, with the Company being the surviving entity, through an exchange of shares in which the Avalon Properties, Inc. common shareholders will receive 0.7683 of a share of the Company's common stock for each share of Avalon Properties, Inc. common stock they own. Avalon Properties, Inc. preferred shareholders will receive comparable preferred shares of the Company as a result of the merger. The merger, which has been unanimously approved by the board of directors of both companies and is expected to close in June 1998, is intended to qualify as a tax-free transaction and will be accounted for as a purchase of Avalon Properties, Inc. by the Company. The merger is subject to the approval of the shareholders of both companies and other customary closing conditions. In connection with the execution of the merger agreement, the Company and Avalon Properties, Inc. each issued to the other an option to buy 19.9% of its outstanding common stock under certain circumstances. In addition, the Company and Avalon Properties, Inc. each adopted shareholders' rights agreements. Avalon Bay Communities, Inc. will be governed by a twelve-member Board of Directors, six of whom will be from the Company's Board of Directors and six of whom will be from Avalon Properties, Inc.'s Board of Directors. Nine of the twelve Board members will be independent.

                                  SCHEDULE III

                        BAY APARTMENT COMMUNITIES, INC.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                       INITIAL COSTS                 COSTS
                                                            -----------------------------------   CAPITALIZED
                                                                         BUILDING     FURNITURE   SUBSEQUENT
                                               RELATED                     AND           AND          TO
                APARTMENTS                   ENCUMBRANCES     LAND     IMPROVEMENTS   FIXTURES    ACQUISITION
                ----------                   ------------   --------   ------------   ---------   -----------
Fairway Glen, San Jose, CA.................    $  9,580     $  2,159     $  6,125      $   367     $    553
Foxchase, San Jose, CA.....................      26,400        7,019       17,975        1,129        3,976
Glen Creek, Morgan Hill, CA(a).............          --        1,671        7,425          359          573
San Marino, San Jose, CA(a)................          --        2,415       12,117          626        4,806
Villa Mariposa, Mountain View, CA..........      18,300        4,518       11,831          864        4,448
Waterford, Hayward, CA.....................      33,100        6,785       25,838        1,729        7,780
Willow Creek, Fremont, CA(a)...............          --        2,098        9,333          568        5,839
Alicante, Fremont, CA(a)...................          --        2,540       13,130          328          (98)
Hampton Place, Fremont, CA.................          --        7,427       28,269        1,044         (499)
Barrington Hills, Hayward, CA..............      13,185        3,046       11,646          805          201
Regatta Bay, Foster City, CA...............          --        4,182       15,255        1,050        3,293
Sommerset, Vacaville, CA...................          --        1,337        5,087          337           76
Hacienda Gardens, Pleasanton, CA(a)........          --        6,991       25,439        1,758          880
Village Square, San Francisco, CA(a).......          --        3,827        8,312          613          271
Reflections, Fresno, CA(a).................          --        2,595       14,813          916        1,786
Blairmore, Rancho Cordova, CA(a)...........          --        1,983        7,110          479          980
Crossbrook, Rohnert Park, CA...............       8,484        3,280        9,049          642          (20)
Carriage Square, San Jose, CA..............          --        8,913       26,638        1,151          450
Canyon Creek, Campbell, CA.................      38,534        6,096       28,137        1,446          258
Sea Ridge, Pacifica, CA....................      17,479        2,942       13,753          899          203
Rivershore, Bay Point, CA..................      10,309        3,152        9,479          668        1,122
City Heights, San Francisco, CA............      20,714        2,389       12,636          757        1,147
Promenade, Sunnyvale, CA...................          --        5,372       11,967          878          885
The Pointe, Fairfield, CA..................          --        3,058       14,136          870          548
Parc Centre, Union City, CA................          --        2,716        8,147          549        3,115
Parkside Commons, Sunnyvale, CA............          --       10,684       13,598        1,228           37
Larkspur Canyon, Mission Viejo, CA.........       7,610        2,889        6,740          487        2,544
Sunset Towers, San Francisco, CA...........          --        3,561       19,623        1,173        1,472
Rosewalk, San Jose, CA.....................          --        3,267       25,070        1,111            3
CountryBrook, San Jose, CA.................      19,850       10,967       16,451        1,387        4,455
Fountains, San Jose, CA....................          --        9,026       17,521        1,343        1,280
Mill Creek, Costa Mesa, CA.................          --        4,165       12,496          843        3,534
Crowne Ridge, San Rafael, CA...............          --        3,494       20,198        1,178        5,467
Lafayette Place, Costa Mesa, CA............          --        4,402        2,698          359        1,670
SummerWalk, San Diego, CA..................          --        2,976        7,286          519        1,709
TimberWood, West Covina, CA................          --        1,210        8,100          471         (948)
SunScape, Huntington Beach, CA.............          --        6,663       19,990        1,348       (1,873)
Villa Serena, Rancho Santa Margarita, CA...          --        5,228       11,636          853        1,499
Cardiff Gardens, Campbell, CA..............      12,870        3,414       14,554          909       (4,393)
Mission Woods, San Diego, CA...............          --        2,710       10,196          653       (1,947)
Amador Oaks, Dublin, CA....................          --        6,848       15,243        1,118          758
Cedar Ridge, Daly City, CA.................       1,000        4,230        8,989          669      (13,425)
Toscana, Sunnyvale, CA.....................          --           --           --           --       25,573
The Park, Hacienda Heights, CA.............          --        2,984       16,910        1,006          178
Lakeside, Burbank, CA......................          --       22,483       25,353        2,420          438
Gallery Place, Redmond, WA.................      11,685        4,558       16,161        1,048          371
Landing West, Seattle, WA..................          --        2,316        6,264          433           87
Creekside, Mountain View, CA...............          --        4,685       22,872        1,394          149
Governor's Square, Sacramento, CA..........      14,184        7,053       16,456        1,189           81
Viewpointe, Woodland Hills, CA.............          --       23,828       37,269        3,091      (16,814)
Pacifica Club, Huntington Beach, CA........          --       12,248       13,269        1,290          209
Mission Bay Club, San Diego, CA............          --       14,179       27,523        2,109        1,208
Westwood Club, Los Angeles, CA.............          --       13,753       16,810        1,546          908
Waterhouse Place, Beaverton, OR............          --        2,109       12,746          752           51
Miscellaneous investments..................          --           --           --          729        2,702
Construction in Progress...................          --           --           --           --           --
                                               --------     --------     --------      -------     --------
                                               $263,284     $294,441     $795,669      $53,488     $ 59,556
                                               ========     ========     ========      =======     ========

                                                          GROSS AMOUNT AT WHICH
                                                        CARRIED AT CLOSE OF PERIOD
                                             ------------------------------------------------
                                                          BUILDING     FURNITURE
                                                            AND           AND                   ACCUMULATED    CONSTRUCTION
                APARTMENTS                     LAND     IMPROVEMENTS   FIXTURES      TOTAL      DEPRECIATION    COMPLETION
                ----------                   --------   ------------   ---------   ----------   ------------   ------------
Fairway Glen, San Jose, CA.................  $  2,209     $  6,417      $   578    $    9,204     $   (944)      1986
Foxchase, San Jose, CA.....................     7,608       20,762        1,729        30,099       (3,472)     1986/87
Glen Creek, Morgan Hill, CA(a).............     1,738        7,783          507        10,028       (2,109)      1989
San Marino, San Jose, CA(a)................     3,068       15,873        1,023        19,964       (2,409)     1984/88
Villa Mariposa, Mountain View, CA..........     5,288       14,807        1,566        21,661       (4,401)      1986
Waterford, Hayward, CA.....................     8,116       31,241        2,775        42,132      (10,464)     1985/86
Willow Creek, Fremont, CA(a)...............     3,131       13,991          716        17,838       (3,539)      1985
Alicante, Fremont, CA(a)...................     2,542       12,945          413        15,900       (3,151)      1992
Hampton Place, Fremont, CA.................     7,427       27,609        1,205        36,241       (6,452)      1992
Barrington Hills, Hayward, CA..............     3,046       11,704          948        15,698       (1,961)      1986
Regatta Bay, Foster City, CA...............     4,182       18,317        1,281        23,780       (2,740)      1973
Sommerset, Vacaville, CA...................     1,337        5,144          356         6,837         (842)      1987
Hacienda Gardens, Pleasanton, CA(a)........     6,991       26,151        1,926        35,068       (4,234)      1988
Village Square, San Francisco, CA(a).......     3,827        8,515          681        13,023       (1,302)      1972
Reflections, Fresno, CA(a).................     2,595       16,487        1,028        20,110       (2,279)      1990
Blairmore, Rancho Cordova, CA(a)...........     1,983        7,947          622        10,552       (1,136)      1986
Crossbrook, Rohnert Park, CA...............     3,280        8,943          728        12,951       (1,331)      1986
Carriage Square, San Jose, CA..............     8,913       27,012        1,227        37,152       (2,833)      1995
Canyon Creek, Campbell, CA.................     6,096       28,257        1,584        35,937       (2,722)      1995
Sea Ridge, Pacifica, CA....................     2,942       13,886          969        17,797       (1,323)      1971
Rivershore, Bay Point, CA..................     3,152       10,212        1,057        14,421       (1,204)      1986
City Heights, San Francisco, CA............     2,389       13,778          762        16,929       (1,185)      1990
Promenade, Sunnyvale, CA...................     5,372       12,798          932        19,102       (1,174)      1987
The Pointe, Fairfield, CA..................     3,057       14,600          955        18,612       (1,220)      1991
Parc Centre, Union City, CA................     2,716       11,260          551        14,527         (648)      1973
Parkside Commons, Sunnyvale, CA............    10,684       13,635        1,228        25,547       (1,025)      1991
Larkspur Canyon, Mission Viejo, CA.........     2,889        9,283          488        12,660         (464)      1984
Sunset Towers, San Francisco, CA...........     3,561       21,021        1,247        25,829       (1,349)      1961
Rosewalk, San Jose, CA.....................     3,267       25,070        1,114        29,451       (1,087)      1997
CountryBrook, San Jose, CA.................    11,027       20,825        1,408        33,260       (1,178)      1985
Fountains, San Jose, CA....................     9,026       18,693        1,451        29,170       (1,147)      1990
Mill Creek, Costa Mesa, CA.................     4,165       15,980          893        21,038         (831)      1973
Crowne Ridge, San Rafael, CA...............     3,494       25,657        1,186        30,337       (1,157)      1973
Lafayette Place, Costa Mesa, CA............     4,424        4,278          427         9,129         (131)      1956
SummerWalk, San Diego, CA..................     2,976        8,988          526        12,490         (333)      1982
TimberWood, West Covina, CA................     1,210        7,103          520         8,833         (266)      1972
SunScape, Huntington Beach, CA.............     6,663       18,051        1,414        26,128         (616)      1972
Villa Serena, Rancho Santa Margarita, CA...     5,228       12,978        1,010        19,216         (365)      1990
Cardiff Gardens, Campbell, CA..............     3,414       10,151          919        14,484         (422)      1966
Mission Woods, San Diego, CA...............     2,710        8,182          720        11,612         (265)      1960
Amador Oaks, Dublin, CA....................     6,849       15,938        1,180        23,967         (455)      1989
Cedar Ridge, Daly City, CA.................     4,230       (4,439)         672           463          (84)      1975
Toscana, Sunnyvale, CA.....................        --       24,342        1,231        25,573         (183)      1998
The Park, Hacienda Heights, CA.............     2,984       17,077        1,017        21,078         (231)      1970
Lakeside, Burbank, CA......................    22,483       25,749        2,462        50,694         (387)      1969
Gallery Place, Redmond, WA.................     4,558       16,532        1,048        22,138         (188)      1991
Landing West, Seattle, WA..................     2,316        6,350          434         9,100          (68)      1989
Creekside, Mountain View, CA...............     4,685       23,016        1,399        29,100         (163)      1962
Governor's Square, Sacramento, CA..........     7,053       16,537        1,189        24,779          (40)     1972/76
Viewpointe, Woodland Hills, CA.............    23,828       20,455        3,091        47,374          (66)      1989
Pacifica Club, Huntington Beach, CA........    12,340       13,376        1,300        27,016           --       1971
Mission Bay Club, San Diego, CA............    14,567       28,285        2,167        45,019           (7)      1969
Westwood Club, Los Angeles, CA.............    14,139       17,289        1,589        33,017           (4)      1966
Waterhouse Place, Beaverton, OR............     2,110       12,797          751        15,658          (19)      1990
Miscellaneous investments..................        --           --        3,431         3,431       (1,425)     1990-97
Construction in Progress...................        --           --           --       170,361           --        N/A
                                             --------     --------      -------    ----------     --------
                                             $299,885     $839,638      $63,631    $1,373,515     $(79,031)
                                             ========     ========      =======    ==========     ========


                                                        DEPRECIABLE
                                               DATE        LIVES
                APARTMENTS                   ACQUIRED      YEARS
                ----------                   --------   -----------
Fairway Glen, San Jose, CA.................   1986      5-30 Years
Foxchase, San Jose, CA.....................  1986/87    5-30 Years
Glen Creek, Morgan Hill, CA(a).............   1989      5-30 Years
San Marino, San Jose, CA(a)................  1984/88    5-30 Years
Villa Mariposa, Mountain View, CA..........   1986      5-30 Years
Waterford, Hayward, CA.....................  1985/86    5-30 Years
Willow Creek, Fremont, CA(a)...............   1985      5-30 Years
Alicante, Fremont, CA(a)...................   1992      5-30 Years
Hampton Place, Fremont, CA.................   1992      5-30 Years
Barrington Hills, Hayward, CA..............   1994      5-30 Years
Regatta Bay, Foster City, CA...............   1994      5-30 Years
Sommerset, Vacaville, CA...................   1994      5-30 Years
Hacienda Gardens, Pleasanton, CA(a)........   1994      5-30 Years
Village Square, San Francisco, CA(a).......   1994      5-30 Years
Reflections, Fresno, CA(a).................   1994      5-30 Years
Blairmore, Rancho Cordova, CA(a)...........   1994      5-30 Years
Crossbrook, Rohnert Park, CA...............   1994      5-30 Years
Carriage Square, San Jose, CA..............   1995      5-30 Years
Canyon Creek, Campbell, CA.................   1995      5-30 Years
Sea Ridge, Pacifica, CA....................   1995      5-30 Years
Rivershore, Bay Point, CA..................   1995      5-30 Years
City Heights, San Francisco, CA............   1995      5-30 Years
Promenade, Sunnyvale, CA...................   1995      5-30 Years
The Pointe, Fairfield, CA..................   1995      5-30 Years
Parc Centre, Union City, CA................   1996      5-30 Years
Parkside Commons, Sunnyvale, CA............   1996      5-30 Years
Larkspur Canyon, Mission Viejo, CA.........   1996      5-30 Years
Sunset Towers, San Francisco, CA...........   1996      5-30 Years
Rosewalk, San Jose, CA.....................   1996      5-30 Years
CountryBrook, San Jose, CA.................   1996      5-30 Years
Fountains, San Jose, CA....................   1996      5-30 Years
Mill Creek, Costa Mesa, CA.................   1996      5-30 Years
Crowne Ridge, San Rafael, CA...............   1996      5-30 Years
Lafayette Place, Costa Mesa, CA............   1996      5-30 Years
SummerWalk, San Diego, CA..................   1997      5-30 Years
TimberWood, West Covina, CA................   1997      5-30 Years
SunScape, Huntington Beach, CA.............   1997      5-30 Years
Villa Serena, Rancho Santa Margarita, CA...   1997      5-30 Years
Cardiff Gardens, Campbell, CA..............   1997      5-30 Years
Mission Woods, San Diego, CA...............   1997      5-30 Years
Amador Oaks, Dublin, CA....................   1997      5-30 Years
Cedar Ridge, Daly City, CA.................   1997      5-30 Years
Toscana, Sunnyvale, CA.....................   1996      5-30 Years
The Park, Hacienda Heights, CA.............   1997      5-30 Years
Lakeside, Burbank, CA......................   1997      5-30 Years
Gallery Place, Redmond, WA.................   1997      5-30 Years
Landing West, Seattle, WA..................   1997      5-30 Years
Creekside, Mountain View, CA...............   1997      5-30 Years
Governor's Square, Sacramento, CA..........   1997      5-30 Years
Viewpointe, Woodland Hills, CA.............   1997      5-30 Years
Pacifica Club, Huntington Beach, CA........   1997      5-30 Years
Mission Bay Club, San Diego, CA............   1997      5-30 Years
Westwood Club, Los Angeles, CA.............   1997      5-30 Years
Waterhouse Place, Beaverton, OR............   1997      5-30 Years
Miscellaneous investments..................  1990-97     5-7 Years
Construction in Progress...................    N/A          N/A


---------------

(a) Pledged as collateral to guarantor of tax-exempt bonds.

                        BAY APARTMENT COMMUNITIES, INC.

                              NOTE TO SCHEDULE III

                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

 1. RECONCILIATION OF REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION:

     The following table reconciles real estate assets and accumulated depreciation from January 1, 1995 to December 31, 1997:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1997        1996       1995
                                                              ----------   --------   --------
REAL ESTATE ASSETS:
  Balance at beginning of year..............................  $  750,347   $498,210   $398,333
  Sale of Larkspur Woods....................................          --         --    (15,508)
  Improvements and acquisitions for year....................     623,168    252,137    115,385
                                                              ----------   --------   --------
  Balance at end of year....................................  $1,373,515   $750,347   $498,210
                                                              ==========   ========   ========
ACCUMULATED DEPRECIATION:
  Balance at beginning of year..............................  $   52,554   $ 34,552   $ 22,550
  Sale of Larkspur Woods....................................          --         --       (434)
  Depreciation for year.....................................      26,477     18,002     12,436
                                                              ----------   --------   --------
  Balance at end of year....................................  $   79,031   $ 52,554   $ 34,552
                                                              ==========   ========   ========

                                 EXHIBIT INDEX

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
          3(i).1   Articles of Incorporation of the Company. (Incorporated by
                   reference to Exhibit 3(i).1 to Form 8-B of Bay Apartment
                   Communities, Inc. dated June 8, 1995.)
          3(i).2   Forms of Articles Supplementary relating to the Series A
                   Preferred Stock of the Company. (Incorporated by reference to Exhibit 3(i).1 to Form 8-K of Bay Apartment Communities,
                   Inc. dated September 25, 1995.)
          3(i).3   Articles Supplementary relating to the Series B Preferred
                   Stock of the Company. (Incorporated by reference to Exhibit
                   3(i).1 to Form 8-K of Bay Apartment Communities, Inc. dated
                   May 6, 1996.)
          3(i).4   Articles Supplementary relating to the 8.50% Series C
                   Cumulative Redeemable Preferred Stock of the Company.
                   (Incorporated by reference to Exhibit 3(i) to Form 8-K of
                   Bay Apartment Communities, Inc. dated July 25, 1997.)
          3(i).5   Articles Supplementary relating to the 8.00% Series D
                   Cumulative Redeemable Preferred Stock of the Company.
                   (Incorporated by reference to Exhibit 1 to Form 8-A of Bay
                   Apartment Communities, Inc. dated December 17, 1997.)
         3(ii).1   Bylaws of the Company. (Incorporated by reference to Exhibit
                   10.1 to Form 8-B of Bay Apartment Communities, Inc. dated
                   June 8, 1995.)
         3(ii).2   Text of Amendment to Bylaws of the Company. (Incorporated by
                   reference to Exhibit 4.2 to Form 8-K of Bay Apartment
                   Communities, Inc. dated March 8, 1998.)
          4.1      Bay Apartment Communities, Inc. -- Dividend Reinvestment and
                   Stock Purchase Plan dated November 22, 1996. (Incorporated by reference to Form S-3 of Bay Apartment Communities, Inc.,
                   File No. 333-16647.)
         10.1      Interest Rate Swap Agreement. (Incorporated by reference to
                   Exhibit 10.1 to Form 10-Q of Bay Apartment Communities, Inc.
                   dated May 13, 1994.)
         10.2      Registration Rights Agreement between the Company and
                   certain stockholders. (Incorporated by reference to Exhibit
                   10.2 to Form 10-Q of Bay Apartment Communities, Inc. dated
                   May 13, 1994.)
         10.3      Employment Agreement between the Company and Gilbert M.
                   Meyer. (Incorporated by reference to Exhibit 10.3 to Form
                   10-Q of Bay Apartment Communities, Inc. dated May 13, 1994.)
         10.4      Employment Agreement between the Company and Morton L.
                   Newman. (Incorporated by reference to Exhibit 10.4 to Form
                   10-Q of Bay Apartment Communities, Inc. dated May 13, 1994.)
         10.5      Registration Rights Agreement, dated as of September 15,
                   1995, by and between the Company and Purchaser.
                   (Incorporated by reference to Exhibit 4.1 to Form 8-K of Bay
                   Apartment Communities, Inc. dated September 25, 1995.)
         10.6      Indemnification Agreements between the Company and the
                   Directors and Officers of the Company. (Incorporated by
                   reference to Exhibit 10.6 to Form 10-Q of Bay Apartment
                   Communities, Inc. dated May 13, 1994.)
         10.7      Umbrella Agreement, among the Company, certain subsidiaries of the Company, Citibank, N.A., as collateral agent, and
                   Financial Guaranty Insurance Company. (Incorporated by
                   reference to Exhibit 10.7 to Form 10-Q of Bay Apartment
                   Communities, Inc. dated May 13, 1994.)
         10.8      Cash Collateral Account, Security, Pledge and Assignment
                   Agreement among the Company, certain subsidiaries of the
                   Company, Citibank, N.A., as collateral agent, and Financial
                   Guaranty Insurance Company. (Incorporated by reference to
                   Exhibit 10.8 to Form 10-Q of Bay Apartment Communities, Inc.
                   dated May 13, 1994.)
         10.9      Reimbursement Agreements among certain subsidiaries of the
                   Company, Citibank, N.A., as collateral agent, and Financial
                   Guaranty Insurance Company. (Incorporated by reference to
                   Exhibit 10.9 to Form 10-Q of Bay Apartment Communities, Inc.
                   dated May 13, 1994.)
        10.10      Guaranty Agreements by Bay Asset Group, Inc., a subsidiary of the Company, in favor of Citibank, N.A., as collateral
                   agent for Financial Guaranty Insurance Company.
                   (Incorporated by reference to Exhibit 10.10 to Form 10-Q of
                   Bay Apartment Communities, Inc. dated May 13, 1994.)

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
        10.11      Limited Guaranty Agreements by certain subsidiaries of the
                   Company in favor of Citibank, N.A., as collateral agent, and
                   Financial Guaranty Insurance Company. (Incorporated by
                   reference to Exhibit 10.11 to Form 10-Q of Bay Apartment
                   Communities, Inc. dated May 13, 1994.)
        10.12      Pledge Agreement between Bay Asset Group, Inc., a subsidiary of the Company and Citibank, N.A., as collateral agent for
                   Financial Guaranty Insurance Company. (Incorporated by
                   reference to Exhibit 10.12 to Form 10-Q of Bay Apartment
                   Communities, Inc. dated May 13, 1994.)
        10.13      Office lease dated January 4, 1995. (Incorporated by
                   reference to Exhibit 10.21 to Form 10-Q of Bay Apartment
                   Communities, Inc. dated May 10, 1995.)
        10.14      Agreement and Plan of Merger. (Incorporated by reference to
                   Exhibit 10.22 to Form 10-Q of Bay Apartment Communities,
                   Inc. dated August 11, 1995.)
        10.15      Master Reimbursement Agreement. (Incorporated by reference to Exhibit 10.23 to Form 10-Q of Bay Apartment Communities,
                   Inc. dated August 11, 1995.)
        10.16      ISDA Master Agreement (Interest rate swap agreement).
                   (Incorporated by reference to Exhibit 10.24 to Form 10-Q of
                   Bay Apartment Communities, Inc. dated August 11, 1995.)
        10.17      Cash Collateral Pledge, Security and Custody Agreement.
                   (Incorporated by reference to Exhibit 10.25 to Form 10-Q of
                   Bay Apartment Communities, Inc. dated August 11, 1995.)
        10.18      Series A Preferred Stock Purchase Agreement, dated as of
                   September 15, 1995, by and between the Registrant and the
                   Purchaser. (Incorporated by reference to Exhibit 10.1 to
                   Form 8-K of Bay Apartment Communities, Inc. dated September
                   25, 1995.)
        10.19      Employment Agreement between the Company and Max L. Gardner.
                   (Incorporated by reference to Exhibit 10.28 to Form 10-K of
                   Bay Apartment Communities, Inc. dated March 18, 1996.)
        10.20      Series B Preferred Stock Purchase Agreement, dated as of May
                   6, 1996, by and between the Company and PaineWebber
                   Incorporated. (Incorporated by reference to Exhibit 10.1 to
                   Form 8-K of Bay Apartment Communities, Inc. dated May 6,
                   1996.)
        10.21      Form of Agreement of Limited Partnership of Bay
                   Countrybrook, L.P., by and among Bay GP, Inc., the Company and certain other defined Persons. (Incorporated by
                   reference to Exhibit 10.5 to Form 8-K/A of Bay Apartment
                   Communities, Inc. dated May 23, 1996.)
        10.22      Agreement to Contribute, dated as of March 27, 1996, by and between the Countrybrook of Berryessa Associates and the
                   Company. (Incorporated by reference to Exhibit 10.6 to Form
                   8-K/A of Bay Apartment Communities, Inc. dated May 23,
                   1996.)
        10.23      Employment Agreement, dated June 19, 1996, between the
                   Company and Jeffrey B. Van Horn. (Incorporated by reference to Exhibit 10.1 to Form 8-K of Bay Apartment Communities,
                   Inc. dated January 21, 1997.)
        10.24      Promissory Note, dated July 26, 1996, between the Company
                   and Jeffrey B. Van Horn. (Incorporated by reference to
                   Exhibit 10.2 to Form 8-K of Bay Apartment Communities, Inc.
                   dated January 21, 1997.)
        10.25      First Amendment to Agreement to Contribute between
                   Countrybrook of Berryessa Associates and the Company, dated
                   June 27, 1996. (Incorporated by reference to Exhibit 10.34 to Form 10-K of Bay Apartment Communities, Inc. dated March
                   18, 1996.)
        10.26      Agreement dated as of May 16, 1997, between the Company J.E.
                   Butler & Associates, Inc. and AP Companies, Ltd. relating to the formation of Bay Rincon, L.P. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of Bay Apartment Communities,
                   Inc. dated August 14, 1997.)
        10.27      Severance Agreement and Mutual General Release, dated July
                   31, 1997, between the Company and Geoffrey L. Baker.
                   (Incorporated by reference to Exhibit 10.1 to Form 10-Q of
                   Bay Apartment Communities, Inc. dated November 13, 1997.)
        10.28      Agreement of Limited Partnership of Bay Pacific Northwest,
                   L.P. dated as of September 12, 1997, between the Company and certain other defined Persons. (Incorporated by reference to
                   Exhibit 10.1 to Form 8-K of Bay Apartment Communities, Inc.
                   dated October 28, 1997.)

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
        10.29      Registration Rights Agreement, dated as of September 23,
                   1997, between the Company and certain defined Holders of
                   units of limited partnership interests in Bay Pacific
                   Northwest, L.P. (Incorporated by reference to Exhibit 10.2 to Form 8-K of Bay Apartment Communities, Inc. dated October
                   28, 1997.)
        10.30      Second Amended and Restated Revolving Loan Agreement dated
                   November 21, 1997, between the Company, Union Bank of
                   Switzerland, as Co-Agent and Bank, Union Bank of California,
                   N.A., as Co-Agent and Bank, Union Bank of Switzerland, as
                   Administrative Agent, and the other Banks signatory thereto.
                   (Incorporated by reference to Exhibit 10.1 to Form 8-K of
                   Bay Apartment Communities, Inc. dated December 16, 1997.)
        10.31      Bay Apartment Communities, Inc. -- 1994 Stock Incentive
                   Plan, as amended and restated. Incorporated by reference to
                   Exhibit 99.1 to Form S-8 of Bay Apartment Communities, Inc.
                   dated March 5, 1998, File No. 333-47405.)
        10.32      Bay Apartment Communities, Inc. -- 1996 Non-Qualified
                   Employee Stock Purchase Plan dated November 26, 1996.
                   (Incorporated by reference to Exhibit 99.1 to Form S-3 of
                   Bay Apartment Communities, Inc., File No. 333-16837.)
        10.33      Bay Apartment Communities, Inc. -- 1996 Non-Qualified
                   Employee Stock Purchase Plan -- Plan Information Statement
                   dated November 26, 1996. (Incorporated by reference to
                   Exhibit 99.2 to Form S-3 of Bay Apartment Communities, Inc.,
                   File No. 333-16837.)
         21.1      Subsidiaries of the Company.
         23.1      Consent of Coopers & Lybrand L.L.P.
         27.1      Financial Data Schedule.