Form 10-K405/A
period 1997-12-31
BAY APARTMENT COMMUNITIES INC
filed 1998-04-16
CIK 915912

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

        10.21      Form of Agreement of Limited Partnership of Bay
                   Countrybrook, L.P., by and among Bay GP, Inc., the Company and certain other defined Persons. (Incorporated by
                   reference to Exhibit 10.5 to Form 8-K/A of Bay Apartment
                   Communities, Inc. dated May 23, 1996.)
        10.22      Agreement to Contribute, dated as of March 27, 1996, by and between the Countrybrook of Berryessa Associates and the
                   Company. (Incorporated by reference to Exhibit 10.6 to Form
                   8-K/A of Bay Apartment Communities, Inc. dated May 23,
                   1996.)
        10.23      Employment Agreement, dated June 19, 1996, between the
                   Company and Jeffrey B. Van Horn. (Incorporated by reference to Exhibit 10.1 to Form 8-K of Bay Apartment Communities,
                   Inc. dated January 21, 1997.)
        10.24      Promissory Note, dated July 26, 1996, between the Company
                   and Jeffrey B. Van Horn. (Incorporated by reference to
                   Exhibit 10.2 to Form 8-K of Bay Apartment Communities, Inc.
                   dated January 21, 1997.)
        10.25      First Amendment to Agreement to Contribute between
                   Countrybrook of Berryessa Associates and the Company, dated
                   June 27, 1996. (Incorporated by reference to Exhibit 10.34 to Form 10-K of Bay Apartment Communities, Inc. dated March
                   18, 1996.)
        10.26      Agreement dated as of May 16, 1997, between the Company J.E.
                   Butler & Associates, Inc. and AP Companies, Ltd. relating to the formation of Bay Rincon, L.P. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of Bay Apartment Communities,
                   Inc. dated August 14, 1997.)
        10.27      Severance Agreement and Mutual General Release, dated July
                   31, 1997, between the Company and Geoffrey L. Baker.
                   (Incorporated by reference to Exhibit 10.1 to Form 10-Q of
                   Bay Apartment Communities, Inc. dated November 13, 1997.)
        10.28      Agreement of Limited Partnership of Bay Pacific Northwest,
                   L.P. dated as of September 12, 1997, between the Company and certain other defined Persons. (Incorporated by reference to
                   Exhibit 10.1 to Form 8-K of Bay Apartment Communities, Inc.
                   dated October 28, 1997.)
        10.29      Registration Rights Agreement, dated as of September 23,
                   1997, between the Company and certain defined Holders of
                   units of limited partnership interests in Bay Pacific
                   Northwest, L.P. (Incorporated by reference to Exhibit 10.2 to Form 8-K of Bay Apartment Communities, Inc. dated October
                   28, 1997.)
        10.30      Second Amended and Restated Revolving Loan Agreement dated
                   November 21, 1997, between the Company, Union Bank of
                   Switzerland, as Co-Agent and Bank, Union Bank of California,
                   N.A., as Co-Agent and Bank, Union Bank of Switzerland, as
                   Administrative Agent, and the other Banks signatory thereto.
                   (Incorporated by reference to Exhibit 10.1 to Form 8-K of
                   Bay Apartment Communities, Inc. dated December 16, 1997.)
        10.31      Bay Apartment Communities, Inc. -- 1994 Stock Incentive
                   Plan, as amended and restated. Incorporated by reference to
                   Exhibit 99.1 to Form S-8 of Bay Apartment Communities, Inc.
                   dated March 5, 1998, File No. 333-47405.)
        10.32      Bay Apartment Communities, Inc. -- 1996 Non-Qualified
                   Employee Stock Purchase Plan dated November 26, 1996.
                   (Incorporated by reference to Exhibit 99.1 to Form S-3 of
                   Bay Apartment Communities, Inc., File No. 333-16837.)
        10.33      Bay Apartment Communities, Inc. -- 1996 Non-Qualified
                   Employee Stock Purchase Plan -- Plan Information Statement
                   dated November 26, 1996. (Incorporated by reference to
                   Exhibit 99.2 to Form S-3 of Bay Apartment Communities, Inc.,
                   File No. 333-16837.)
         12.1      Statements re: Computation of Ratios.
        *21.1      Subsidiaries of the Company.
         23.1      Consent of Coopers & Lybrand L.L.P.
        *27.1      Financial Data Schedule.

* Previously filed as exhibits to Form 10-K of Bay Apartment Communities, Inc. dated March 24, 1998.


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

                        BAY APARTMENT COMMUNITIES, INC.


Date: April 15, 1998                      /s/ JEFFREY B. VAN HORN

                                          --------------------------------------
                                          Jeffrey B. Van Horn
                                          Chief Financial Officer
                                          (Authorized Officer of the Registrant
                                          and Principal Financial Officer)