Form 10-Q
period 1998-03-31
BAY APARTMENT COMMUNITIES INC
filed 1998-05-15
CIK 915912

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                    SHARES OUTSTANDING                     DATE
             -----                    ------------------                     ----
    Common, $.01 par value                28,973,909                      May 8, 1998

================================================================================

                        BAY APARTMENT COMMUNITIES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                          PAGE
                                                                         ------
PART I -- FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited):
         Consolidated Balance Sheets as of March 31, 1998 and
         December 31, 1997...........................................         2
         Consolidated Statements of Operations for the Quarters ended
         March 31, 1998 and 1997.....................................         3
         Consolidated Statements of Cash Flows for the Quarters ended
         March 31, 1998 and 1997.....................................         4
         Notes to Consolidated Financial Statements..................      5-13
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     14-23

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................        24
Item 2.  Changes in Securities.......................................        24
Item 3.  Defaults Upon Senior Securities.............................        24
Item 4.  Submission of Matters to a Vote of Security Holders.........        24
Item 5.  Other Information...........................................        24
Item 6.  Exhibits and Reports on Form 8-K............................     24-26
Signatures...........................................................        27

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        BAY APARTMENT COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
Real estate assets:
  Land......................................................  $  323,802      $  299,885
  Buildings and improvements................................     940,608         839,638
  Furniture, fixtures and equipment.........................      70,185          63,631
                                                              ----------      ----------
                                                               1,334,595       1,203,154
  Less accumulated depreciation.............................     (88,762)        (79,031)
                                                              ----------      ----------
  Operating real estate assets..............................   1,245,833       1,124,123
  Construction in progress..................................     171,875         170,361
                                                              ----------      ----------
     Net real estate assets.................................   1,417,708       1,294,484
Cash and cash equivalents...................................       2,892           3,188
Restricted cash.............................................       1,845           1,597
Other assets, net...........................................      25,019          18,381
                                                              ----------      ----------
          Total assets......................................  $1,447,464      $1,317,650
                                                              ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable...............................................  $  605,191      $  487,484
Accounts payable and accrued expenses.......................      13,247           7,727
Dividends payable...........................................      12,695          12,591
Other liabilities...........................................      13,292           8,020
                                                              ----------      ----------
          Total liabilities.................................     644,425         515,822
                                                              ----------      ----------
Contingencies (Note 4)......................................          --              --
                                                              ----------      ----------
Minority interest...........................................       9,124           9,133
                                                              ----------      ----------
Shareholders' equity:
  Preferred stock, $.01 par value; 25,000,000 shares
     authorized; 2,308,800 shares of Series A outstanding at
     both March 31, 1998 and December 31, 1997; 405,022
     shares of Series B outstanding at both March 31, 1998
     and December 31, 1997; 2,300,000 shares of Series C
     outstanding at both March 31, 1998 and December 31,
     1997; 3,267,700 shares of Series D outstanding at both
     March 31, 1998 and December 31, 1997...................          83              83
  Common stock, $.01 par value; 40,000,000 shares
     authorized; 26,197,865 shares outstanding at March 31,
     1998; 26,077,518 shares outstanding at December 31,
     1997...................................................         262             261
  Paid-in capital...........................................     826,792         823,520
  Dividends in excess of accumulated earnings...............     (33,222)        (31,169)
                                                              ----------      ----------
          Total shareholders' equity........................     793,915         792,695
                                                              ----------      ----------
          Total liabilities and shareholders' equity........  $1,447,464      $1,317,650
                                                              ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              QUARTER ENDED    QUARTER ENDED
                                                                MARCH 31,        MARCH 31,
                                                                  1998             1997
                                                              -------------    -------------
Revenue:
  Rental....................................................     $43,666          $25,393
  Other.....................................................       1,719              864
                                                                 -------          -------
          Total revenue.....................................      45,385           26,257
                                                                 -------          -------
Expenses:
  Property operating........................................      10,344            5,971
  Property taxes............................................       3,626            1,914
  General and administrative................................       2,016            1,367
  Abandoned project costs...................................         150               80
  Interest and financing....................................       6,249            3,317
  Depreciation and amortization.............................       9,867            5,699
                                                                 -------          -------
          Total expenses....................................      32,252           18,348
                                                                 -------          -------
Income before minority interest.............................      13,133            7,909
Minority interest...........................................        (154)            (138)
                                                                 -------          -------
Net income..................................................      12,979            7,771
Preferred stock dividend requirement:
  Series A and B............................................      (1,174)          (1,146)
  Series C and D............................................      (2,855)              --
                                                                 -------          -------
Earnings available to common shares.........................     $ 8,950          $ 6,625
                                                                 =======          =======
Basic and diluted earnings per common share:
Income before minority interest.............................     $  0.35          $  0.34
  Minority interest.........................................       (0.01)           (0.01)
                                                                 -------          -------
  Earnings available to common shares.......................     $  0.34          $  0.33
                                                                 =======          =======
Dividends declared per common share.........................     $  0.42          $  0.41
                                                                 =======          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        BAY APARTMENT COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              QUARTER ENDED    QUARTER ENDED
                                                              MARCH 31, 1998   MARCH 31, 1997
                                                              --------------   --------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income................................................    $  12,979         $  7,771
NONCASH EXPENSES INCLUDED IN NET INCOME:
  Depreciation and amortization.............................        9,867            5,699
  Minority interest.........................................          154              138
CASH PROVIDED BY (USED FOR) OPERATING ASSETS AND
  LIABILITIES:
  Restricted cash...........................................         (248)            (140)
  Other assets..............................................       (6,774)          (3,778)
  Accounts payable and accrued expenses.....................        5,520           (1,756)
  Other liabilities.........................................        5,272             (104)
                                                                ---------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................       26,770            7,830
                                                                ---------         --------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Capital improvements......................................         (979)            (640)
  Acquisition of properties.................................      (78,512)         (20,562)
  Construction in progress..................................      (43,064)         (17,677)
                                                                ---------         --------
NET CASH (USED FOR) INVESTING ACTIVITIES....................     (122,555)         (38,879)
                                                                ---------         --------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from stock offerings, net of issuance costs......           --           49,271
  Exercise of stock options.................................          208               80
  Proceeds from employee stock purchase plan................          241               --
  Proceeds from dividend reinvestment plan..................        2,824               --
  Notes payable principal payments..........................         (493)            (157)
  Proceeds from senior unsecured note offerings.............      150,000               --
  Borrowings on lines of credit.............................      106,700           36,500
  Repayments on lines of credit.............................     (148,900)         (45,300)
  Partner and minority interest distributions...............         (163)            (197)
  Dividends paid............................................      (14,928)          (8,940)
                                                                ---------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................       95,489           31,257
                                                                ---------         --------
Increase (decrease) in cash and cash equivalents............         (296)             208
Cash and cash equivalents, beginning of period..............        3,188              920
                                                                ---------         --------
Cash and cash equivalents, end of period....................    $   2,892         $  1,128
                                                                =========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)...................    $   4,278         $  4,080
                                                                =========         ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Noncash transfers of construction in progress.............    $  41,550         $  7,818
                                                                =========         ========
  Assumption of notes payable by the Company................    $  10,400         $     --
                                                                =========         ========
  Conversion of partnership units to common stock...........    $      --         $    844
                                                                =========         ========
  Dividends declared or accrued but not paid................    $  12,695         $  9,540
                                                                =========         ========

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

                        BAY APARTMENT COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

  Organization

     Bay Apartment Communities, Inc., in conjunction with its wholly-owned partnerships and subsidiaries (the "Company"), was formed in 1978 to develop, lease and manage upscale apartment communities. Before March 17, 1994, the Company was a part of the Greenbriar Group which consisted of the Greenbriar Development Company and certain affiliated entities. The Greenbriar Group included one land parcel held for future development, 12 apartment communities transferred to the Company in the reorganization transactions and the partnerships that held 11 of these apartment communities. On March 17, 1994, the Greenbriar Development Company became Bay Apartment Communities, Inc. as a result of certain reorganization transactions in connection with the sale of 10,889,742 shares of common stock in an initial public offering. Also included in this reorganization was the combination of building and management affiliates into the Company. The Company is a self-administered and self-managed real estate investment trust ("REIT") which acquires, builds, owns and manages apartment communities primarily in Northern and Southern California. At March 31, 1998, the Company owned 59 apartment communities, of which 37 are in Northern California, 19 are in Southern California, two are in the Seattle, Washington area and one community is in the Portland, Oregon area, comprising 16,669 apartment homes, including the apartment homes delivered at Toscana -- a partially completed community. In addition to Toscana, the Company had four communities under construction and one land site held for future development in Northern California.

     The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the operating results for the full year. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods have been included.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned partnerships and subsidiaries. The accompanying consolidated financial statements also include the accounts of Bay Countrybrook L.P., a Delaware limited partnership (the "Countrybrook Partnership"). The general partner of the Countrybrook Partnership is a wholly-owned subsidiary of the Company, Bay GP, Inc., a Maryland corporation. The accompanying consolidated financial statements also include the accounts of Bay Rincon, LP, a California limited partnership (the "Rincon Partnership"), and Bay Pacific Northwest, L.P., a Delaware limited partnership (the "Northwest Partnership"). The Company is the sole general partner of the Rincon Partnership and Northwest Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

  Bay Countrybrook L.P.

     In connection with the formation of the Countrybrook Partnership in July 1996, 298,577 units of limited partnership interests ("Countrybrook Units") were issued to the existing partners of the contributor of the CountryBrook community. Under the terms of the Countrybrook Partnership's Limited Partnership Agree-

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ment, holders of Countrybrook Units have the right to require the Countrybrook Partnership to redeem their Countrybrook Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of the Company's common stock to the holders of Countrybrook Units in satisfaction of the Countrybrook Partnership's obligation to redeem the Countrybrook Units for cash. An aggregate of 166,142 Countrybrook Units had been converted into the Company's common stock as of both March 31, 1998 and December 31, 1997. An aggregate of 762 Countrybrook Units had been redeemed for cash as of both March 31, 1998 and December 31,1997.

  Bay Pacific Northwest, L.P.

     In connection with the formation of the Northwest Partnership in September 1997, 163,338 units of limited partnership interest ("Northwest Units") were issued to the existing partners of the contributor of the Gallery Place community. Under the terms of the Northwest Partnership's Limited Partnership Agreement, holders of Northwest Units have the right to require the Northwest Partnership to redeem their Northwest Units for cash, subject to certain conditions. The Company may, however, elect to deliver an equivalent number of shares of common stock to the holders of Northwest Units in satisfaction of the Northwest Partnership's obligation to redeem the Northwest Units for cash. No Northwest Units had been converted into the Company's common stock or redeemed for cash as of both March 31, 1998 and December 31, 1997.

  Operating Real Estate Assets

     Subsequent to occupancy, significant expenditures, generally exceeding $5, which improve or extend the life of the asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during development or redevelopment and construction or reconstruction.

     Apartment homes available for occupancy are generally leased on a one year or less basis. Rental income and operating costs incurred during the initial lease-up or post-reconstruction lease-up period are fully recognized as they accrue.

  Capitalization of Costs During Development and Redevelopment

     Cost capitalization during development of constructed assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset is delivered and a certificate of occupancy is issued. Cost capitalization during redevelopment and reconstruction of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out-of-service for reconstruction and ends when the apartment home reconstruction is completed and the apartment home is placed-in-service.

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

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  Cash and Cash Equivalents

     Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Interest income amounted to $184 and $104 for the quarters ended March 31, 1998 and 1997, respectively.

  Restricted Cash

     Restricted cash at March 31, 1998 and December 31, 1997 consists of replacement reserves related to the debt on the Barrington Hills, Crossbrook, Rivershore, Canyon Creek, Sea Ridge and CountryBrook communities.

  Earnings per Common Share

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". In accordance with the provisions of SFAS No. 128, basic earnings per share for the quarters ended March 31, 1998 and 1997 is computed by dividing earnings available to common shares (net income less preferred stock dividend requirement) by the weighted average number of shares outstanding during the period.

     Additionally, other potentially dilutive common shares are considered when calculating earnings per share on a diluted basis. The Company's basic and diluted weighted average shares outstanding for the quarters ended March 31, 1998 and 1997 are as follows:

                                                               FOR THE QUARTER ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Common shares -- basic......................................  26,172,571    19,997,068
Shares issuable from assumed conversion of Series A and B
  Preferred Stock...........................................   2,713,822     2,713,822
Shares issuable from assumed conversion of common stock
  options...................................................     278,669       279,088
                                                              ----------    ----------
Common shares -- diluted....................................  29,165,062    22,989,978
                                                              ==========    ==========

     In calculating the earnings per common share for the quarters ended March 31, 1998 and 1997, the overall effect of all securities convertible into common shares during both periods was anti-dilutive. Therefore, diluted earnings per share is the same as basic earnings per share.

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

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Concentration of Geographic Risk

     The majority of the Company's apartment communities are located in Northern California and most of these Northern California communities are located in the San Francisco Bay Area. This geographic concentration could expose the Company to a significant loss should one event affect the entire area such as an earthquake or other environmental event.

  Financial Instruments

     The Company enters into interest rate swap agreements (the "Swap Agreements") with parties whose credit ratings issued by Standard and Poor's Ratings Group are AAA in order to limit the Company's exposure should interest rates rise above specified levels. The Swap Agreements are held for purposes other than trading. The amortization of the cost of the Swap Agreements is included in amortization expense. The remaining unamortized cost of the Swap Agreements is included in "Other assets, net" on the balance sheet and is amortized over the remaining life of the agreements.

  Accounting for Stock-based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans.

  Newly Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosure of Segment Information." SFAS No. 130 establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements and becomes effective for the Company for the fiscal year ending December 31, 1998. Comprehensive income includes unrealized gains and losses on securities currently reported by the Company as a component of stockholders' equity which the Company would be required to include in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the consolidated balance sheet. The Company does not believe this pronouncement will have a material effect on the Company's results of operations.

     SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 becomes effective for the Company for the fiscal year ending December 31, 1998. The Company does not believe that this pronouncement will result in any additional disclosures.

     On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Ruling 97-11 entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which requires that internal costs of identifying and acquiring operating property be expensed as incurred. Costs associated with the acquisition of non-operating property may still be capitalized. The ruling is effective for acquisitions completed subsequent to March 19, 1998. The Company estimates that this ruling will not have a material effect on the Company's consolidated financial statements.

 2. INTEREST CAPITALIZED

     Interest costs associated with projects under development and construction or redevelopment and reconstruction aggregating $2,964 and $1,025 for the quarters ended March 31, 1998 and 1997, respectively, have been capitalized.

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

 3. NOTES PAYABLE

                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
TAX-EXEMPT VARIABLE RATE UNDER INTEREST RATE SWAPS:
Foxchase (Phase I and II) and Fairway Glen are encumbered by first deeds of trust which collateralize three housing
  bond issues maturing November 1, 2007. The Company has
  entered into a Swap Agreement under which the interest
  rate is fixed until March 2004 at an effective rate of
  5.88%. Such bonds require monthly payments of interest
  only. The bonds contain covenants which require 20% of the apartment homes to be leased or held available for lease
  to low or moderate income families........................  $ 35,980      $ 35,980
Waterford and Villa Mariposa are encumbered by first deeds
  of trust which collateralize two housing bond issues. The
  Company has entered into a Swap Agreement under which the
  interest rate is fixed until March 2004 at an effective
  rate of 5.88%. Such bonds require monthly payments of
  interest only and mature on August 1, 2014 and March 1,
  2017, respectively. The bonds contain covenants which
  require 20% of the apartment homes to be leased or held
  available for lease to low or moderate income families....    51,400        51,400
Barrington Hills is encumbered by a first deed of trust
  which collateralizes housing bond issues maturing June 15,
  2025, fully amortizing over the term. The Company has
  entered into a Swap Agreement under which the interest
  rate is fixed until June 2010 at an effective rate of
  6.48%, including the amortization of deferred financing
  costs. The bonds contain covenants which require 20% of
  the apartment homes to be leased or held available for
  lease to low or moderate income families..................    13,144        13,185
Crossbrook is encumbered by a first deed of trust which
  collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered
  into a Swap Agreement under which the interest rate is
  fixed until June 2010 at an effective rate of 6.48%,
  including the amortization of deferred financing costs.
  The bonds contain covenants which require 20% of the
  apartment homes to be leased or held available for lease
  to low or moderate income families........................     8,459         8,484
Rivershore is encumbered by a first deed of trust which
  collateralizes housing bond issues maturing November 15,
  2022, fully amortizing over the term. The Company has
  entered into a Swap Agreement under which the interest
  rate is fixed until June 2010 at an effective rate of
  6.48%, including the amortization of deferred financing
  costs. The bonds contain convenants which require 20% of
  the apartment homes to be leased or held available for
  lease to low or moderate income families..................    10,274        10,309
Canyon Creek is encumbered by a first deed of trust which
  collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered
  into a Swap Agreement under which the interest rate is
  fixed until June 2010 at an effective rate of 6.48%,
  including the amortization of deferred financing costs.
  The bonds contain convenants which require 20% of the
  apartment homes to be leased or held available for lease
  to low income families....................................    38,416        38,534

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
Sea Ridge is encumbered by a first deed of trust which
  collateralizes housing bond issues maturing June 15, 2025, fully amortizing over the term. The Company has entered
  into a Swap Agreement under which the interest rate is
  fixed until June 2010 at an effective rate of 6.48%,
  including the amortization of deferred financing costs.
  The bonds contain convenants which require 20% of the
  apartment homes to be leased or held available for lease
  to low income families....................................    17,426        17,479
City Heights is encumbered by a first deed of trust which
  collateralizes housing bond issues maturing June 1, 2025,
  partially amortizing over the term. The Company has
  entered into a Swap Agreement under which the interest
  rate is fixed until July 2007 at an effective interest
  rate of 5.80%, including the amortization of deferred
  financing costs. The bonds contain convenants which
  require 20% of the apartment homes to be leased or held
  available for lease to low income families................    20,661        20,714
Larkspur Canyon is encumbered by a first deed of trust which collateralizes housing bond issues maturing June 1, 2025,
  partially amortizing over the term. The Company has
  entered into a Swap Agreement under which the interest
  rate is fixed until September 2002 at an effective
  interest rate of 5.50%, including the amortization of
  deferred financing costs. The bonds contain covenants
  which require 20% of the apartment homes to be leased or
  held available for lease to low or moderate income
  families..................................................     7,590         7,610
                                                              --------      --------
Subtotal....................................................   203,350       203,695
                                                              --------      --------
TAX-EXEMPT FIXED RATE:
CountryBrook is encumbered by a first deed of trust which
  collateralizes housing bond issues maturing March 1, 2012, partially amortizing over the term. The interest rate on
  the bonds is fixed until April 2002 at an effective
  interest rate of 7.87%, including the amortization of
  deferred financing costs. The bonds contain covenants
  which require 20% of the apartment homes to be leased or
  held available for lease to low or moderate income
  families..................................................    19,782        19,850
                                                              --------      --------
Subtotal....................................................    19,782        19,850
                                                              --------      --------
TAX-EXEMPT VARIABLE RATE:
Laguna Brisas is encumbered by a first deed of trust which
  collateralizes housing bond issues maturing March 1, 2009.
  Interest only payments are required monthly at a variable
  rate set weekly by the remarketing agent (5.37% at March
  31, 1998, including the amortization of deferred financing costs). The bonds contain convenants which require 20% of
  the apartment homes to be leased or held available for
  lease to low or moderate income families..................    10,400            --
                                                              --------      --------
Subtotal....................................................    10,400            --
                                                              --------      --------
FIXED RATE:
Governor's Square is encumbered by a first deed of trust
  maturing August 1, 2004, partially amortizing over the
  term. The interest rate on the loan is fixed at 7.65%.....    14,152        14,184
The Arbors (formerly Cardiff Gardens) is encumbered by a
  first deed of trust maturing May 1, 2004. Interest only
  payments are required monthly at a fixed interest rate of
  7.25%.....................................................    12,870        12,870

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
Gallery Place is encumbered by a first deed of trust
  maturing May 15, 2001, partially amortizing over the term.
  The interest rate on the loan is fixed at 7.31%...........    11,637        11,685
                                                              --------      --------
Subtotal....................................................    38,659        38,739
                                                              --------      --------
UNSECURED FIXED RATE:
Senior unsecured notes maturing January 15, 2003. Interest
  only payments are required semi-annually at a fixed
  interest rate of 6.25% (6.43% including the amortization
  of deferred financing costs)..............................    50,000            --
Senior unsecured notes maturing January 15, 2005. Interest
  only payments are required semi-annually at a fixed
  interest rate of 6.50% (6.63% including the amortization
  of deferred financing costs)..............................    50,000            --
Senior unsecured notes maturing January 15, 2008. Interest
  only payments are required semi-annually at a fixed
  interest rate of 6.625% (6.71% including the amortization
  of deferred financing costs)..............................    50,000            --
Note payable assumed in connection with the Cedar Ridge
  acquisition maturing July 15, 1999. Interest only payments
  are required monthly at a fixed interest rate of 6.50%....     1,000         1,000
                                                              --------      --------
Subtotal....................................................   151,000         1,000
                                                              --------      --------
CREDIT LINE:
Unsecured line of credit (the "Unsecured Line of Credit")
  with an aggregate borrowing amount of up to $350,000
  maturing May 2000. This line bears interest at various
  LIBOR rates plus 0.90%, with a competitive bid option.....   182,000       224,200
                                                              --------      --------
Subtotal....................................................   182,000       224,200
                                                              --------      --------
          Total Notes Payable...............................  $605,191      $487,484
                                                              ========      ========

     Principal payments on outstanding notes payable as of March 31, 1998 are due as follows:

1998..............................................  $  1,531
1999..............................................     3,175
2000..............................................   184,338
2001..............................................    13,308
2002..............................................     2,435
Thereafter........................................   400,404
                                                    --------
          Total...................................  $605,191
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

     On September 8, 1997, the Company agreed to purchase through the Northwest Partnership, a 264 apartment home community that was under construction in Redmond, Washington from Avondale Bear Creek Limited Partnership. The proposed acquisition of Verandas at Bear Creek will not be consummated

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

until 90 days after construction has been completed and the community is 90 percent occupied by residents. Construction at this community has recently been completed and the community is 90 percent occupied by residents. The proposed acquisition is expected to close during the second quarter of 1998 and the purchase price is anticipated to be approximately $34.3 million. In connection with this proposed acquisition, the Company has agreed to pay off mortgage indebtedness secured by the community in the amount of approximately $28 million and the Northwest Partnership will issue Northwest Units valued at approximately $3.9 million. The total number of Northwest Units issued in connection with this proposed acquisition will be determined based on a price per unit equal to the average closing sale price of the Company's common stock on the New York Stock Exchange for a specified number of days preceding the closing date of the acquisition. These Northwest Units will have the same 4.5% initial annual priority return applicable to the Northwest Units issued in connection with the Company's acquisition of the Gallery Place community. In addition, subject to certain terms and conditions, the holders of such Northwest Units may require the Northwest Partnership to redeem all or a portion of their Northwest Units in exchange for cash. The Company may, however, at its election, redeem such Northwest Units in exchange for shares of the Company's common stock. All of such shares will be covered by a registration rights agreement. Because the consummation of the acquisition of Verandas at Bear Creek is subject to the satisfaction of certain conditions that are not within the control of the Company, there can be no assurance that the Company will consummate the acquisition or, if the community is acquired, that it will be purchased on the terms currently contemplated.

     On March 9, 1998, the Company announced that it had signed a definitive merger agreement with Avalon Properties, Inc. ("Avalon"). The surviving company is to be named Avalon Bay Communities, Inc. Under the terms of the agreement, Avalon will be merged with and into the Company, with the Company as the surviving entity, through an exchange of shares in which the Avalon common shareholders will receive 0.7683 of a share of the Company's common stock for each share of Avalon common stock they own. Avalon preferred shareholders will receive comparable preferred shares of the Company as a result of the merger. The merger, which has been unanimously approved by the Board of Directors of both companies and is expected to close in June 1998, is intended to qualify as a tax-free transaction and will be accounted for as a purchase of Avalon by the Company. The merger is subject to the approval of the shareholders of both companies and other customary closing conditions. In connection with the execution of the merger agreement, the Company and Avalon each issued to the other an option to buy 19.9% of its outstanding common stock under certain circumstances. In addition, the Company and Avalon each adopted a shareholder rights agreement. Avalon Bay Communities, Inc. will be governed by a twelve-member Board of Directors, six of whom will be from the Company's Board of Directors and six of whom will be from Avalon's Board of Directors. Nine of the twelve Board members will be independent. Because the consummation of the merger between the Company and Avalon is subject to the satisfaction of certain conditions that are not within the control of the Company, there can be no assurance that the merger will be consummated.

 5. SUBSEQUENT EVENTS

     In April 1998, the Company acquired a 5.05 acre site in San Jose, California for approximately $4,700. The Company plans to develop, subject to certain governmental approvals, an apartment home community with up to 288 apartment homes and approximately 8,500 square feet of retail space.

     Also in April 1998, the Company sold in a public offering 1,244,147 shares of common stock at a gross price of $37.375 per share. The net proceeds to the Company, after all anticipated issuance costs, were approximately $44,000. The net proceeds were used to reduce borrowings under the Unsecured Line of Credit.

     On April 27, 1998, the owner of the Company's Series A Preferred Stock and Series B Preferred Stock (the "Preferred Holder") converted 1,358,736 shares of Series A Preferred Stock into an equal number of

                        BAY APARTMENT COMMUNITIES, INC.

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

shares of the Company's common stock . This conversion occurred on the date which was two business days after the record date for the Company's 1998 Annual Meeting of Stockholders pursuant to a Shareholder Agreement, dated as of March 9, 1998 (the "Shareholder Agreement"), between the Company and the Preferred Holder and in accordance with the procedure for conversion set forth in the Company's charter. Under certain circumstances, the Preferred Holder is required by the Shareholder Agreement to convert additional shares of the Company's Series A Preferred Stock and/or Series B Preferred Stock. In consideration of the Preferred Holder entering into the Shareholder Agreement, the Company paid $485 to the Preferred Holder. In October 2005, all outstanding shares of the Company's Series A Preferred Stock and Series B Preferred Stock will be automatically converted into shares of common stock.

     In May 1998, the Company purchased the Avalon Ridge apartment community for approximately $21,300 including the purchase of approximately $18,800 in tax-exempt bond financing on this community. The Company will hold these bonds until it decides to either retire the bonds or refinance them with new tax-exempt debt. This community contains 356 apartment homes and is located in Renton, Washington.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained in this discussion are statements that involve risks and uncertainties, including, but not limited to, the demand for apartment homes, the effects of economic conditions, the impact of competition and competitive pricing, changes in construction costs, the results of financing efforts, potential acquisitions under agreement, the effects of the Company's accounting policies and other risks detailed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following discussion sets forth historical results of operations for the Company for the quarters ended March 31, 1998 and 1997. The following table outlines the communities acquired or leased-up during 1997 and through March 31, 1998:

             1997 ACQUISITION
               COMMUNITIES
             ----------------
COMMUNITY                DATE ACQUIRED
---------                -------------
SummerWalk (a)          January 3, 1997
TimberWood (b)          March 13, 1997
SunScape (b)            April 1, 1997
The Arbors (b)          April 18, 1997
Villa Serena (c)        April 25, 1997
Amador Oaks (a)         April 30, 1997
Mission Woods (b)       May 16, 1997
Cedar Ridge (b)         July 15, 1997
The Park (b)            September 4, 1997
Lakeside (b)            September 5, 1997
Gallery Place (b)       September 23, 1997
Landing West (b)        October 1, 1997
Creekside (b)           October 31, 1997
Governor's Square (b)   December 11, 1997
Waterhouse Place (b)    December 18, 1997
Viewpointe (b)          December 18, 1997
Mission Bay Club (b)    December 30, 1997
Westwood Club (b)       December 30, 1997
Pacifica Club (b)       December 30, 1997

             1998 ACQUISITION
                COMMUNITIES
             ----------------
COMMUNITY               DATE ACQUIRED
---------               -------------
Warner Oaks (b)         January 14, 1998
Amberway (b)            January 28, 1998
Arbor Park (b)          January 28, 1998
Laguna Brisas (b)       February 11, 1998
Cabrillo Square (b)     March 2, 1998

             CURRENT DEVELOPMENT
                 COMMUNITIES
             -------------------
COMMUNITY                 DATE STABILIZED (d)
---------                 -------------------
Toscana                   (e)
CentreMark                (f)
Paseo Alameda             (g)
Bay Towers                (h)
Rosewalk II               (i)
Mountain View Land Site   (j)

     The 1997 and 1998 Acquisition Communities and Toscana are collectively termed the "Acquisition Communities."
---------------
(a) Reconstruction was completed in 1997.

(b) Reconstruction is ongoing or planned as of March 31, 1998.

(c) Reconstruction was completed during the quarter ended March 31, 1998.

(d) Stabilized occupancy is defined as the first calendar month following completion of construction in which the community has a physical occupancy of at least 95%. As a result of delays due to weather conditions, the estimated occupancy and stabilization dates for the Current Development Communities have been adjusted by approximately six to eight weeks.

(e) Occupancy commenced in July 1997 and operations are expected to be stabilized in the fourth quarter of 1998.

(f) Occupancy is expected to commence in the third quarter of 1998 and operations are expected to be stabilized in the first quarter of 1999.

(g) Occupancy is expected to commence in the fourth quarter of 1998 and operations are expected to be stabilized in the second quarter of 1999.

(h) Occupancy is expected to commence in 1999 and operations are expected to be stabilized in 2000.

(i) Occupancy is expected to commence in the fourth quarter of 1998 and operations are expected to be stabilized in the second quarter of 1999.

(j) This community is still undergoing planning and development.

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

     The Company's results of operations are summarized as follows for the quarters ended March 31, 1998 and 1997 (Dollars in thousands):

                                                      FOR THE QUARTER
                                                      ENDED MARCH 31,
                                                     ------------------
                                                      1998       1997      $-CHANGE    %-CHANGE
                                                     -------    -------    --------    --------
Revenue:
  Rental...........................................  $43,666    $25,393    $18,273       72.0%
  Other............................................    1,719        864        855       99.0%
                                                     -------    -------    -------       ----
          Total revenue............................   45,385     26,257     19,128       72.8%
                                                     -------    -------    -------       ----
Expenses:
  Property operating...............................   10,344      5,971      4,373       73.2%
  Property taxes...................................    3,626      1,914      1,712       89.4%
  General and administrative.......................    2,016      1,367        649       47.5%
  Abandoned project costs..........................      150         80         70       87.5%
  Interest and financing...........................    6,249      3,317      2,932       88.4%
  Depreciation and amortization....................    9,867      5,699      4,168       73.1%
                                                     -------    -------    -------       ----
          Total expenses...........................   32,252     18,348     13,904       75.8%
                                                     -------    -------    -------       ----
Income before minority interest....................   13,133      7,909      5,224       66.1%
Minority interest..................................     (154)      (138)       (16)      11.6%
                                                     -------    -------    -------       ----
Net income.........................................  $12,979    $ 7,771    $ 5,208       67.0%
                                                     =======    =======    =======       ====

     Revenue from rental property increased primarily as a result of the addition of the Acquisition Communities. The 1997 and 1998 Acquisition Communities contributed $12,746 and $1,612, respectively, to the increase. Toscana, one of the Current Development Communities (defined below), contributed $1,533 to the increase. The remainder of the portfolio increased rental revenue by $2,382, of which $1,565 was attributable to the Same Store Communities (defined below).

     Other income increased primarily due to the additional miscellaneous income from the Acquisition Communities.

     Property operating expenses increased primarily as a result of the addition of the Acquisition Communities. Of the $4,373 increase, $3,814 was attributable to the 1997 Acquisition Communities, $382 was attributable to the 1998 Acquisition Communities and $251 was attributable to the apartment homes delivered at Toscana. The Same Store Communities contributed $96 to the increase while the remainder of the portfolio decreased by $170. In addition, the Acquisition Communities contributed $1,483 to the increase in property taxes and the remainder of the portfolio increased property taxes by $229, of which $112 was attributable to the Same Store Communities.

     General and administrative costs increased primarily due to the growth in employee-related costs and other costs needed to manage the Acquisition Communities. The 1998 and 1997 amounts are net of $2,255 and $1,252, respectively, of allocated indirect project costs capitalized to construction and reconstruction projects, representing approximately 51% and 46% of total general and administrative expense, including abandoned project costs, for the quarters ended March 31, 1998 and 1997, respectively.

     Interest and financing expense increased primarily as a result of increased borrowing for new acquisitions offset in part by higher capitalization of interest from increased development, redevelopment, construction and reconstruction activity.

     Depreciation and amortization expense increased primarily due to the addition of the Acquisition Communities.

     THE COMPANY'S RESULTS OF PROPERTY OPERATIONS (EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION -- "EBITDA") FOR THE "SAME STORE COMMUNITIES" (1) IS SUMMARIZED BELOW FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997:

                                                      FOR THE QUARTER
                                                      ENDED MARCH 31,
                                                     ------------------
                                                      1998       1997      $-CHANGE    %-CHANGE
              (DOLLARS IN THOUSANDS)                 -------    -------    --------    --------
Revenue............................................  $20,237    $18,522     $1,715(2)     9.3%
Expenses...........................................    5,508      5,300        208(3)     3.9%
                                                     -------    -------     ------       ----
EBITDA.............................................  $14,729    $13,222     $1,507       11.4%
                                                     =======    =======     ======       ====

---------------
(1) The Same Store Communities consist of 24 apartment communities comprising a total of 6,354 apartment homes. These apartment communities include all those which were owned for all of 1997 and during the quarter ended March 31, 1998 and to which the Company made no major renovations after January 1, 1997.

(2) Same Store Communities' revenue increased due to rental increases of $1,422, vacancy decreases of $82, late fee increases of $47, concession decreases of $47, month to month fee increases of $40, interest income increases of $30 and a net increase in other income of $47.

(3) Same Store Communities' expenses increased as a result of a $112 increase in property taxes (primarily due to a one-time escape assessment charge of $51), a $57 increase in management and administrative costs and a $40 increase in building maintenance costs, offset by a $1 decrease in net other expenses.

CURRENT DEVELOPMENT COMMUNITIES

     The Company has acquired six land sites on which it is building, or plans to commence building in the future, the following Current Development Communities, which will contain an aggregate of approximately 1,908 apartment homes.

     - TOSCANA, SUNNYVALE, CALIFORNIA. The Company purchased this partially built and abandoned 17.8 acre site in May 1996 on which it is building a 710 apartment home community. The original total budgeted construction cost of this community was $95.7 million. The site, located approximately at the intersection of Highway 101 and Lawrence Expressway, is close to the center of Silicon Valley. This commmunity will contain a large leasing pavilion, business center, fitness center, two swimming pools, including one 75 foot lap pool, a small commercial area, secure underground parking and a perimeter gate system. Stabilized operations are expected in the fourth quarter of 1998 and the first apartment homes were completed and occupied in July 1997. As of March 31, 1998, construction had been completed on 420 apartment homes.

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

     For new development communities, the Company's goal, on average, is to achieve projected EBITDA as a percentage of total budgeted construction cost of approximately 10%. Projected EBITDA as a percentage of total budgeted construction cost represents EBITDA projected to be received in the first calendar year after a community reaches stabilized occupancy (i.e., the first month when the community has a weighted average physical occupancy of at least 95%), based on current market rents, less projected stabilized property operating and maintenance expenses, before interest, income taxes, depreciation and amortization. Total budgeted construction cost is based on current construction costs, including interest capitalized during the construction period. Market rents and construction costs reflect those prevailing in the community's market at the time the Company's development budgets are prepared taking into consideration certain changes to those market conditions anticipated by the Company at the time. Although the Company attempts to anticipate changes in market conditions, the Company cannot predict with certainty what those changes will be. For example, upon the acquisition of the Toscana land site in May 1996, the Company estimated that the total budgeted construction cost for this Current Development Community would be $95.7 million. Since that time, construction costs have been increasing and management believes that, the total construction cost for this development will be higher than the original budget. Nonetheless, because of increases in prevailing market rents management believes that it will still be able to achieve projected EBITDA as a percentage of total budgeted construction cost of at least 10%. Management believes that it will experience similar increases in construction costs and market rents with respect to the CentreMark and Paseo Alameda Current Development Communities. However, there can be no assurances that market rents in effect at the time the Current Development Communities are leased-up will be sufficient to fully offset the effects of any increased construction costs.

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

     The Company expects to fund certain committed acquisition, development, redevelopment, construction and reconstruction projects with a combination of working capital and proceeds available under the Unsecured Line of Credit. The Company intends to use available working capital first and proceeds available under its Unsecured Line of Credit second.

     As of March 31, 1998, the proceeds from the Unsecured Line of Credit were used primarily for the acquisition, development and construction of the Current Development Communities and redevelopment and reconstruction of the 1997 and 1998 Acquisition Communities.

     In January 1998, the Company issued $150,000,000 of senior unsecured notes. $50,000,000 of the notes bear interest at 6.25 percent and will mature on January 15, 2003, $50,000,000 of the notes bear interest at 6.5 percent and will mature on January 15, 2005 and $50,000,000 of the notes bear interest at 6.625 percent and will mature on January 15, 2008. The net proceeds to the Company were approximately $148,700.00.

     In February 1998, the Company assumed $10,400,000 of tax-exempt variable rate debt in connection with the acquisition of the Laguna Brisas community. The bonds, which mature on March 1, 2009, require monthly interest only payments at a variable rate set weekly by the remarketing agent. The interest rate on the bonds at March 31, 1998 was 5.37 percent, including the amortization of deferred financing costs.

     The Company's outstanding debt as of March 31, 1998 is summarized as follows:

                                                                                    INTEREST RATE
(DOLLARS IN THOUSANDS)  BALANCE     AVAILABLE        MATURES          RATE            PROTECTION
----------------------  --------    ---------    ----------------  -----------  ----------------------
NOTES SECURED BY PROPERTIES:
Tax-exempt variable      $87,720    $     --     November 2022 -   6.48%(a)     Interest rate is fixed
  rate under interest                            June 2050                      until June 2010.
  rate swap
Tax-exempt variable       87,380          --     November 2007 -   5.88%(b)     Interest rate is fixed
  rate under interest                            March 2017                     until March 2004.
  rate swap
Tax-exempt fixed rate     19,782          --     March 2012        7.87%(a)     Interest rate is fixed
                                                                                until April 2002.
Tax-exempt variable       20,660          --     June 2025         5.80%(a)     Interest rate is fixed
  rate under interest                                                           until July 2007.
  rate swap
Tax-exempt variable        7,590          --     June 2025         5.50%(a)     Interest rate is fixed
  rate under interest                                                           until September 2002.
  rate swap
Tax-exempt variable       10,400          --     March 2009        5.37%(c)
  rate
Fixed rate                12,870          --     May 2004          7.25%
Fixed rate                11,637          --     May 2001          7.31%
Fixed rate                14,152          --     August 2004       7.65%
                        --------    --------
              Subtotal   272,191          --
UNSECURED NOTES:
Senior fixed rate         50,000          --     January 2003      6.43%(a)
  notes
Senior fixed rate         50,000          --     January 2005      6.63%(a)
  notes
Senior fixed rate         50,000          --     January 2008      6.71%(a)
  notes
Fixed rate                 1,000          --     July 1999         6.50%
                        --------    --------
              Subtotal   151,000          --
Line of credit(d)        182,000     168,000     May 2000          LIBOR+0.90%
                        --------    --------
Total                   $605,191    $168,000
                        ========    ========

---------------
(a) This rate represents an all-in financing cost, including amortization of deferred financing costs.

(b) The 5.88% rate excludes the amortization of financing costs paid by the sponsor prior to the IPO; if such costs were included, the all-inclusive effective rate would be 6.30%.

(c) The 5.37% rate represents an all-in financing cost, including amortization of deferred financing costs. The debt floats in a seven-day put bond mode with a current interest rate of 3.70%.

(d) The line of credit balance was used for acquisition, development, redevelopment, construction and reconstruction purposes.

     The Company anticipates that its cash flow and cash available from the Unsecured Line of Credit will be adequate to meet its liquidity requirements for the foreseeable future. The Company anticipates that dividends will be paid from Funds Available for Distribution (defined below).

     Net cash provided by operations for the quarter ended March 31, 1998 increased to $26,770,000 from $7,830,000 for the quarter ended March 31, 1997, primarily due to higher net income before noncash charges for depreciation and amortization from the addition of the Acquisition Communities and before increases in accrued interest payable due to the issuance of the Company's senior unsecured notes.

     Net cash used for investing activities was $122,555,000 and $38,879,000 for the quarters ended March 31, 1998 and 1997, respectively. This increase reflects the expenditures for the purchases of the 1998 Acquisition

Communities, the amounts used for the acquisition, development and construction of the Current Development Communities and the costs incurred on the communities undergoing redevelopment and reconstruction.

     Net cash provided by financing activities was $95,489,000 and $31,257,000 for the quarters ended March 31, 1998 and 1997, respectively. This increase is primarily due to the increase in borrowings for the purchase of the 1998 Acquisition Communities, the amounts used for the acquisition, development and construction of the Current Development Communities and the costs incurred on the redevelopment and reconstruction projects, offset in part by the increased dividends paid. The increase in borrowings included the issuance of $150,000,000 in senior unsecured notes in January 1998.

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

NATURAL DISASTERS

     Many of the communities are located in the general vicinity of active earthquake faults. In June 1997, the Company obtained a seismic risk analysis from an engineering firm which estimated the probable maximum loss ("PML") for each of the 41 communities owned at that time and Toscana, a Current Development Community, individually and for all of such communities and Toscana combined. To establish a PML, the engineers first define a severe earthquake event for the applicable geographic area, which is an earthquake that has only a 10% likelihood of occurring over a 50-year period. The PML is determined as the structural and architectural damage and business interruption loss that has a 10% probability of being exceeded in the event of such an earthquake. Because the communities are concentrated in the San Francisco Bay Area, the engineers' analysis defined an earthquake on the San Andreas Fault with a Richter Scale magnitude of 8.0 as a severe earthquake with a 10% probability of occurring within a 50-year period. The engineers then established an aggregate PML at that time of $63.8 million for the 41 communities owned at that time and Toscana. The $63.8 million PML for those communities was a PML level that is expected to be exceeded only 10% of the time in the event of such a severe earthquake. The actual aggregate PML could be higher or lower as a result of variations in soil classifications and structural vulnerabilities. For each community, the engineers' analysis calculated an individual PML as a percentage of the community's replacement cost and projected revenue. Two of the communities had individual PMLs of 30%, while seven communities had individual PMLs of 25%, and the remaining 32 communities owned at such time and Toscana each had individual PMLs of 20% or less. The Company has obtained an individual PML assessment for each of the eighteen communities acquired since June 1997. One community had an individual PML of 50%, one had an individual PML of 30%, three had individual PMLs of 24%, one had an individual PML of 21% and the remaining twelve communities had individual PMLs of 20% or less. While the Company has not yet obtained an engineers' analysis establishing an aggregate PML for all of the communities combined, the Company currently intends to do so on an annual basis in order to assist it in evaluating appropriate levels of insurance coverage. No assurance can be given that an earthquake would not cause damage or loss greater than the PML assessments indicate, that future PML levels will not be higher than the current PML levels for the communities, or that future acquisitions or developments will not have PML assessments indicating the possibility of greater damage or loss than currently indicated.

     In July 1997, the Company renewed its earthquake insurance, both for physical damage and lost revenue, with respect to the 41 communities then owned and Toscana. In addition, the eighteen communities acquired subsequent to June 1997 are included under the Company's earthquake insurance policy. For any single occurrence, the Company self-insures the first $25 million of loss, and has in place $35 million of coverage above this amount. In addition, the Company's general liability and property casualty insurance provides coverage for personal liability and fire damage. In the event that an uninsured disaster or a loss in excess of insured limits were to occur, the Company could lose its capital invested in the affected community, as well as anticipated future revenue from such community, and would continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect the business of the Company and its financial condition and results of operations.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

     Many industry analysts consider Funds from Operations ("FFO") an appropriate measure of performance of an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (or loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition was revised by NAREIT effective for periods after 1995 to exclude the add back of non-real estate depreciation and the amortization of recurring deferred financing costs. The Company computes FFO in accordance with the revised NAREIT definition, which may differ from the methodology for computing FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company believes that in order to facilitate a clear understanding of the historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements. FFO should not be considered as a substitute for net income (loss) as a measure of results of operations or for cash flow from operations as a measure of liquidity.

     For the quarter ended March 31, 1998, FFO increased to $19,736,000 from $13,321,000 for the quarter ended March 31, 1997. This increase is primarily due to higher net income and real estate depreciation add back due to the addition of the Acquisition Communities.

     FFO and Funds Available for Distribution (defined below) for the quarters ended March 31, 1998, December 31, 1997, September 30, 1997, June 30, 1997 and March 31, 1997 are summarized as follows:

            CALCULATION OF FFO AND FUNDS AVAILABLE FOR DISTRIBUTION

                                                                      QUARTER ENDED
                                       ---------------------------------------------------------------------------
                                          MARCH 31,       DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      MARCH 31,
                                             1998             1997           1997           1997          1997
                                       ----------------   ------------   -------------   -----------   -----------
(DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)
Net income........................       $    12,979      $    12,039     $    10,653    $     8,479   $     7,771
Series C and D preferred dividend
  requirement.....................            (2,856)          (1,469)         (1,222)          (149)           --
Depreciation -- real estate assets...          9,523            7,669           6,659          6,173         5,462
Non-recurring adjustments to net
  income:
  Amortization of non-recurring
     costs, primarily legal, from the
     issuance of tax-exempt
     bonds(1).....................                90               90              88             88            88
                                         -----------      -----------     -----------    -----------   -----------
FFO(2)............................            19,736           18,329          16,178         14,591        13,321
Recurring adjustments to net income:
  Amortization of reincorporation
     costs........................                 7                7               7              7             7
  Amortization of credit enhancement
     costs(3).....................                38               38              38             38            38
  Depreciation -- non real estate
     assets.......................               209              153             135            120           105
  Capital expenditures(4).........              (668)            (566)           (280)          (471)         (281)
  Loan principal payments.........              (493)            (463)           (368)          (213)         (157)
                                         -----------      -----------     -----------    -----------   -----------
Funds Available for Distribution
  ("FAD").........................       $    18,829      $    17,498     $    15,710    $    14,072   $    13,033
                                         ===========      ===========     ===========    ===========   ===========
Weighted average shares
  outstanding(5)..................        29,165,062       28,296,053      25,803,370     24,833,801    22,989,978
                                         ===========      ===========     ===========    ===========   ===========

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

(4) Capital improvements represent amounts expended primarily at communities acquired or developed prior to 1996. A breakdown of the expenditures for the quarter ended March 31, 1998 is as follows:

                                                          TOTAL         PER APARTMENT HOME
                                                      QUARTER ENDED       QUARTER ENDED
                                                      MARCH 31, 1998      MARCH 31, 1998
                                                      --------------    ------------------
Non-revenue generating:
  Landscaping.......................................       $216                $13
  Leasing pavilion rehabilitation...................        187                 11
  Exterior lighting.................................         32                  2
  Gate installation.................................         17                  1
  Other capital expenditures........................        216                 13
                                                           ----                ---
          Subtotal -- capital expenditures..........        668                 40
                                                           ----                ---
Revenue generating:
  Water submeters...................................        251                 15
  Appliances........................................         39                  3
  Fixtures..........................................         21                  1
                                                           ----                ---
          Subtotal..................................        311                 19
                                                           ----                ---
Total capital improvements..........................       $979                $59
                                                           ====                ===

     The Company, as a matter of policy, expenses any apartment-related expenditure of less than $5. These normally include any expenditure related to the interior of an apartment. The Company typically capitalizes expenditures such as those for new security gate systems, leasing pavilion reconstruction and redecorating, roofing repair and replacement, exterior siding repair and repainting and parking area resurfacing. Capitalized expenditures as described here exclude major reconstruction costs incurred in conjunction with the redevelopment and reconstruction of apartment communities. Such costs are added to the cost basis of those communities. Capitalized expenditures also exclude costs such as those expended for construction of new garages or installation of water conservation devices which almost immediately and permanently either earn additional revenue or reduce expenses. The per apartment home calculation for the quarter is based on the ending number of apartment homes in the portfolio at March 31, 1998.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
          1.1     Underwriting Agreement, dated as of April 23, 1998, between
                  Bay Apartment Communities, Inc. (the "Company") and Merrill
                  Lynch, Pierce, Fenner & Smith Incorporated.
          2.1     Agreement and Plan of Merger, dated as of March 9, 1998,
                  between the Company and Avalon Properties, Inc. ("Avalon").
                  (Incorporated by reference to Exhibit 99.1 to Form 8-K of
                  Bay Apartment Communities, Inc. filed March 11, 1998.)
       3(i).1     Articles of Incorporation of the Company. (Incorporated by
                  reference to Exhibit 3(i) to Form 8-B of Bay Apartment
                  Communities, Inc. dated June 8, 1995.)
       3(i).2     Articles Supplementary relating to the Series A Preferred
                  Stock of the Company. (Incorporated by reference to Exhibit
                  3(i).1 to Form 8-K of Bay Apartment Communities, Inc, dated
                  September 25, 1995.)
       3(i).3     Articles Supplementary relating to the Series B Preferred
                  Stock of the Company. (Incorporated by reference to Exhibit
                  3(i).1 to Form 8-K of Bay Apartment Communities, Inc. filed
                  May 20, 1996.)
       3(i).4     Articles Supplementary relating to the 8.50% Series C
                  Cumulative Redeemable Preferred Stock of the Company.
                  (Incorporated by reference to Exhibit 3(i) to Form 8-K of
                  Bay Apartment Communities, Inc. filed July 25, 1997.)
       3(i).5     Articles Supplementary relating to the 8.00% Series D
                  Cumulative Redeemable Preferred Stock of the Company.
                  (Incorporated by reference to Exhibit 1 to Form 8-A of Bay
                  Apartment Communities, Inc. filed December 17, 1997.)

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
       3(i).6     Articles Supplementary relating to the Series E Junior
                  Participating Cumulative Preferred Stock of the Company.
                  (Incorporated by reference to Exhibit 3.1 to Form 8-A of Bay
                  Apartment Communities, Inc. filed March 11, 1998.)
      3(ii).1     Bylaws of the Company. (Incorporated by reference to Exhibit
                  3(ii) to Form 8-B of Bay Apartment Communities, Inc. dated
                  June 8, 1995.)
      3(ii).2     Text of Amendment to Bylaws of the Company. (Incorporated by
                  reference to Exhibit 4.2 to Form 8-K of Bay Apartment
                  Communities, Inc. filed March 11, 1998.)
      3(ii).3     Text of Amendment to Bylaws of the Company. (Incorporated by
                  reference to Exhibit 3(ii).3 to Registration Statement on
                  Form S-4 of Bay Apartment Communities, Inc. filed May 5,
                  1998.)
          4.1     Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee.
                  (Incorporated by reference to Exhibit 4.1 to Form 8-K of Bay
                  Apartment Communities, Inc. filed January 21, 1998.)
          4.2     First Supplemental Indenture, dated as of January 20, 1998, between Bay and State Street Bank and Trust Company, as
                  Trustee. (Incorporated by reference to Exhibit 4.2 to Form
                  8-K of Bay Apartment Communities, Inc. filed January 21,
                  1998.)
          4.3     Bay Apartment Communities, Inc.'s 6.250% Senior Note due
                  2003. (Incorporated by reference to Exhibit 4.3 to Form 8-K of Bay Apartment Communities, Inc. filed January 21, 1998.)
          4.4     Bay Apartment Communities, Inc.'s 6.500% Senior Note due
                  2005. (Incorporated by reference to Exhibit 4.4 to Form 8-K of Bay Apartment Communities, Inc. filed January 21, 1998.)
          4.5     Bay Apartment Communities, Inc.'s 6.625% Senior Note due
                  2008. (Incorporated by reference to Exhibit 4.5 to Form 8-K of Bay Apartment Communities, Inc. filed January 21, 1998.)
          4.6     Shareholder Rights Agreement, dated March 9, 1998, between the Company and American Stock Transfer and Trust Company,
                  as Rights Agent (including the form of Rights Certificate as
                  Exhibit B). (Incorporated by reference to Exhibit 4.1 to
                  Form 8-A of Bay Apartment Communities, Inc. filed March 11,
                  1998.)
         10.1     Employment Agreement, dated as of March 9, 1998, between the
                  Company and Gilbert M. Meyer.
         10.2     Employment Agreement, dated as of March 9, 1998, between the
                  Company and Jeffrey B. Van Horn.
         10.3     Employment Agreement, dated as of March 9, 1998, between the
                  Company and Max L. Gardner.
         10.4     Employment Agreement, dated as of March 9, 1998, between the
                  Company and Morton L. Newman.
         10.5     Employment Agreement, dated as of March 9, 1998, between the
                  Company and Debra L. Shotwell.
         10.6     Proxy Agreement, dated as of March 9, 1998, between the
                  Company and Central States, Southeast and Southwest Areas
                  Pension Fund, acting by and through its agent, LaSalle
                  Advisors Limited Partnership.

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
         10.7     Shareholder Agreement, dated as of March 9, 1998, between
                  the Company and Central States, Southeast and Southwest
                  Areas Pension Fund, acting by and through its agent, LaSalle
                  Advisors Limited Partnership.
         10.8     Stock Option Agreement, dated as of March 9, 1998, between the Company, as issuer, and Avalon. (Incorporated by
                  reference to Exhibit 99.3 to Form 8-K of Bay Apartment
                  Communities, Inc. filed March 11, 1998.)
         10.9     Stock Option Agreement, dated as of March 9, 1998, between
                  Avalon, as issuer, and the Company. (Incorporated by
                  reference to Exhibit 99.4 to Form 8-K of Bay Apartment
                  Communities, Inc. filed March 11, 1998.)
         12.1     Statement re: Computation of Ratios.
         27.1     Financial Data Schedule.

     (b) REPORTS ON FORM 8-K

     Form 8-K of the Company, filed January 8, 1998, relating to the acquisition of the Waterhouse Place, Viewpointe Apartments, Mission Bay Club, Westwood Club and Pacifica Club apartment home communities.

     Form 8-K of the Company, filed January 21, 1998, relating to (i) the offering by the Company of $50,000,000 aggregate principal amount of its 6.250% Senior Notes due 2003, $50,000,000 aggregate principal amount of its 6.500% Senior Notes due 2005, and $50,000,000 aggregate principal amount of its 6.625% Senior Notes due 2008, and (ii) the acquisition of the Warner Oaks apartment
home                     community.

     Form 8-K of the Company, filed March 11, 1998, relating to (i) the Agreement and Plan of Merger, dated as of March 9, 1998, between the Company and Avalon, pursuant to which Avalon will merge with and into the Company, with the Company as the surviving corporation, (ii) the Stock Option Agreement, dated as of March 9, 1998, between the Company, as issuer, and Avalon, (iii) the Stock Option Agreement, dated as of March 9, 1998, between Avalon, as issuer, and the Company, and (iv) the adoption by the Company of a Shareholder Rights Agreement.

     Form 8-K of the Company, filed March 27, 1998, relating to the acquisition of the Laguna Brisas and Cabrillo Square apartment home communities. This Form 8-K contained Financial Statements under Rule 3-14 of Regulation S-X and pro forma financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BAY APARTMENT COMMUNITIES, INC.

Date: May 12, 1998                                          /s/ GILBERT M. MEYER
                                               ----------------------------------------------
                                                              Gilbert M. Meyer
                                                    President and Chairman of the Board

Date: May 12, 1998                                        /s/ JEFFREY B. VAN HORN
                                               ----------------------------------------------
                                                            Jeffrey B. Van Horn
                                                          Chief Financial Officer
                                                   (Authorized Officer of the Registrant
                                                      and Principal Financial Officer)