Form 10-Q
period 1998-06-30
AVALON BAY COMMUNITIES INC
filed 1998-08-14
CIK 915912

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                         Commission File Number 1-12672

                          AVALON BAY COMMUNITIES, INC.
             (Exact name of Registrant as specified in its Charter)

                           -------------------------

           Maryland                                  77-0404318
  (State or other juristiction of           (I.R.S. Employer Identification No.)
    Incorporation or organization)

        2900 Eisenhower Avenue, Third Floor, Alexandria, Virginia 22314
          (Address of principal executive offices, including zip code)
                                 (703) 329-6300
              (Registrant's telephone number, including area code)

                         Bay Apartment Communities, Inc.
         4340 Stevens Creek Boulevard, #275, San Jose, California 95129
              (Former name, former address and former fiscal year,
                          if changed since last report)

                           -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days:

                                    Yes [X]    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               63,574,010 shares outstanding as of August 3, 1998


================================================================================

                          AVALON BAY COMMUNITIES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                             PAGE
                                                                                             ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997...........        2

         Consolidated Statements of Operations for the three months and six months
         ended June 30, 1998 and 1997....................................................        3

         Consolidated Statements of Cash Flows for the six months ended June 30, 1998
         and 1997........................................................................      4-5

         Notes to Consolidated Financial Statements......................................     6-11


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................................    12-33


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................       33

Item 2.  Changes in Securities...........................................................       33

Item 3.  Defaults Upon Senior Securities.................................................       33

Item 4.  Submission of Matters to a Vote of Security Holders.............................    33-34

Item 5.  Other Information...............................................................       34

Item 6.  Exhibits and Reports on Form 8-K................................................       34

Signatures...............................................................................       35


PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          AVALON BAY COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                       6-30-98             12-31-97
                                                                                     (unaudited)
                                                                                    ------------         -------------
A S S E T S
Real estate:
     Land                                                                           $    714,072         $    299,885
     Buildings and improvements                                                        2,597,889              839,638
     Furniture, fixtures and equipment                                                   115,195               63,631
                                                                                    -------------        -------------
                                                                                       3,427,156            1,203,154
     Less accumulated depreciation                                                      (103,261)             (79,031)
                                                                                    -------------        -------------
     Net operating real estate                                                         3,323,895            1,124,123
     Construction in progress (including land)                                           332,072              170,361
                                                                                    -------------        -------------
        Total real estate, net                                                         3,655,967            1,294,484

Cash and cash equivalents                                                                 15,060                3,188
Cash in escrow                                                                             6,692                1,597
Resident security deposits                                                                 9,475                   --
Investments in unconsolidated joint ventures                                              17,206                   --
Deferred financing costs, net                                                              9,097                8,174
Deferred development costs                                                                10,311                   --
Prepaid expenses and other assets                                                         41,377               10,207
                                                                                    -------------        -------------
          TOTAL ASSETS                                                              $  3,765,185         $  1,317,650
                                                                                    =============        =============

L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y
Variable rate unsecured credit facility                                             $    374,000         $    224,200
Unsecured senior notes                                                                   460,000                   --
Notes payable                                                                            497,059              263,284
Dividends payable                                                                         40,978               12,591
Payables for construction                                                                 32,848                3,853
Accrued expenses and other liabilities                                                    43,674                5,598
Accrued interest payable                                                                  12,575                   84
Resident security deposits                                                                18,746                6,212
                                                                                    -------------        -------------
          TOTAL LIABILITIES                                                            1,479,880              515,822
                                                                                    -------------        -------------

Minority interest of unitholders in consolidated operating partnerships                   32,323                9,133

Stockholders' equity:
    Preferred stock, $.01 par value; 50,000,000 shares authorized; 0 and
       2,308,800 shares of Series A outstanding at June 30, 1998 and December
       31, 1997, respectively; 0 and 405,022 shares of Series B outstanding at
       June 30, 1998 and December 31, 1997, respectively; 2,300,000 shares of
       Series C outstanding at both June 30, 1998 and December 31, 1997;
       3,267,700 shares of Series D outstanding at both June 30, 1998 and
       December 31, 1997; 4,455,000 and 0 shares of Series F outstanding at June
       30, 1998 and December 31, 1997, respectively; and 4,300,000 and 0 shares of Series G outstanding at June 30, 1998 and December 31, 1997,
       respectively                                                                          143                   83
    Common stock, $.01 par value; 300,000,000 shares authorized; 63,567,985 and 26,077,518 shares outstanding at June 30, 1998 and December 31, 1997,
       respectively                                                                          636                  261
    Additional paid-in capital                                                         2,317,749              823,520
    Deferred compensation                                                                 (6,221)                  --
    Dividends in excess of accumulated earnings                                          (59,325)             (31,169)
                                                                                    -------------        -------------
          TOTAL STOCKHOLDERS' EQUITY                                                   2,252,982              792,695
                                                                                    -------------        -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  3,765,185         $  1,317,650
                                                                                    =============        =============

       The accompanying notes are an integral part of these consolidated financial statements.

                          AVALON BAY COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in thousands, except share data)


                                                          For the three months ended           For the six months ended
                                                         ------------------------------      -----------------------------
                                                           6-30-98           6-30-97           6-30-98           6-30-97
                                                         ------------      ------------      ------------      -----------
Revenue:
     Rental income                                       $    70,399       $    30,152       $   116,101       $    56,641
     Management fees                                             115                --               115                --
     Other income                                                 10                 9                14                13
                                                         ------------      ------------      ------------      ------------
         Total revenue                                        70,524            30,161           116,230            56,654
                                                         ------------      ------------      ------------      ------------
Expenses:
     Operating expenses                                       19,220             7,797            30,705            14,692
     Property taxes                                            5,635             2,247             9,394             4,157
     Interest expense                                         11,152             3,800            17,363             7,117
     Depreciation and amortization                            14,597             6,426            24,503            12,125
     General and administrative expenses                       1,778               921             2,946             1,669
     Provision for unrecoverable deferred
       development costs                                         250               450               400               530
                                                         ------------      ------------      ------------      ------------
         Total expenses                                       52,632            21,641            85,311            40,290
                                                         ------------      ------------      ------------      ------------

Equity in income of unconsolidated joint ventures                238                --               238                --
Interest income                                                  362                45               468               111
Minority interest                                               (250)              (86)             (404)             (224)
                                                         ------------      ------------      ------------      ------------
Net income                                                    18,242             8,479            31,221            16,251

Dividends attributable to preferred stock                     (4,494)           (1,295)           (8,523)           (2,441)
                                                         ============      ============      ============      ============
Net income available to common stockholders              $    13,748       $     7,184       $    22,698       $    13,810
                                                         ============      ============      ============      ============

Per common share:

     Net income - basic                                  $      0.35       $      0.33       $      0.68       $      0.65
                                                         ============      ============      ============      ============
     Net income - diluted                                $      0.34       $      0.33       $      0.66       $      0.65
                                                         ============      ============      ============      ============


       The accompanying notes are an integral part of these consolidated financial statements.

                          AVALON BAY COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                  (Dollars in thousands, except share data)

                                                                                         For the six months ended
                                                                                    ----------------------------------
                                                                                       6-30-98              6-30-97
                                                                                    -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $     31,221         $     16,251
     Adjustments to reconcile net income to cash provided
         by operating activities:
                  Depreciation and amortization                                           24,503               12,125
                  Equity in income of unconsolidated joint ventures                           75                  --
                  Income allocated to minority interest                                      404                  224
                  Decrease in cash in escrow, net                                           (988)                (307)
                  Increase (decrease) in prepaid expenses and other assets                 7,149               (2,974)
                  Increase in accrued expenses, other liabilities and accrued
                    interest payable                                                      10,716                2,686
                                                                                    -------------        -------------
                  Total adjustments                                                       41,859               11,754
                                                                                    -------------        -------------
                  Net cash provided by operating activities                               73,080               28,005
                                                                                    -------------        -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Investments in unconsolidated joint ventures                                            104                  --
     Increase in construction payables                                                    14,833                  246
     Purchase and development of real estate                                            (288,113)            (163,847)
                                                                                    -------------        -------------
                  Net cash used in investing activities                                 (273,176)            (163,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock, net                                                        55,151              163,921
     Dividends paid                                                                      (30,990)             (18,479)
     Proceeds from sale of unsecured senior notes                                        150,000                  --
     Payment of deferred financing costs                                                  (1,484)                 --
     Repayments of notes payable                                                          (1,035)                (370)
     Borrowings under unsecured facilities                                               281,126              151,500
     Repayments of unsecured facilities                                                 (240,326)            (159,700)
     Distribution to minority partners                                                      (474)                (350)
                                                                                    -------------        -------------
              Net cash provided by financing activities                                  211,968              136,522
                                                                                    -------------        -------------

              Net increase in cash                                                        11,872                  926

Cash and cash equivalents, beginning of period                                             3,188                  920
                                                                                    -------------        -------------

Cash and cash equivalents, end of period                                            $     15,060         $      1,846
                                                                                    =============        =============

Cash paid during period for interest, net of amount capitalized                     $     10,218         $      6,678
                                                                                    =============        =============

                          AVALON BAY COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

Supplemental disclosures of non-cash investing and financing activities:

In connection with the merger of Avalon Properties, Inc. with and into the Company (the "Merger") in June 1998, the Company issued Common and Preferred Shares valued at $1,433,513 in exchange for the net real estate assets of Avalon Properties, Inc. The Company also assumed $643,410 in debt, $6,221 in deferred compensation expense, $25,866 in net other assets, $1,013 in cash and cash equivalents and minority interest of $19,409.

The Company assumed debt in connection with acquisitions totaling $10,400 and $12,870 during the six months ended June 30, 1998 and 1997, respectively. The Company issued $3,851 in operating partnership units for acquisitions during 1998.

During the six months ended June 30, 1998, 2,308,800 shares of Series A Preferred Stock and 405,022 shares of Series B Preferred Stock totaling $28 were converted into an aggregate of 2,713,822 shares of common stock.

Dividends declared but not paid as of June 30, 1998 and 1997 totaled $40,978 and $10,428, respectively.

                          AVALON BAY COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

1.  Organization and Significant Accounting Policies:

Organization and Recent Developments

Avalon Bay Communities, Inc. (in conjunction with its wholly-owned partnerships and subsidiaries referred to as the "Company"), is a real estate investment trust ("REIT") that is focused exclusively on the ownership of institutional-quality apartment communities in high barrier-to-entry markets of the United States. These markets include Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country. The Company is the surviving corporation from the merger (the "Merger") of Avalon Properties, Inc. ("Avalon") with and into the Company (sometimes hereinafter referred to as "Bay" before the Merger) on June 4, 1998. The Merger was accounted for as a purchase of Avalon by Bay. Concurrently with the Merger, the Company changed its name from Bay Apartment Communities, Inc. to Avalon Bay Communities, Inc.

At June 30, 1998, the Company owned or held an ownership interest in 130 stabilized apartment communities containing 37,768 apartment homes in sixteen states and the District of Columbia. The Company also owned 15 communities with 4,332 apartment homes under construction and rights to develop an additional 23 communities that will contain an estimated 6,707 apartment homes. Of the stabilized apartment communities, there were 12 communities containing 3,954 apartment homes under reconstruction.

During the second quarter of 1998, Avalon, Bay or the Company purchased four communities with a total of 1,362 apartment homes for a total purchase price of approximately $107,200. One community is located in the Minneapolis area, one community is located in the St. Louis area and two communities are located in the Seattle metropolitan area. The community acquired in the St. Louis area and one of the communities acquired in the Seattle metropolitan area were purchased pursuant to presale agreements. Also, the Company has acquired a parcel of land on which the Company intends to begin development, by the end of 1999 of a 288 apartment home community located in California. The total budgeted construction cost for this community is approximately $53,800.

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's and Avalon's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results for the full year. Management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods have been included.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned partnerships and subsidiaries and the operating partnerships structured as DownREITs. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate

Significant expenditures, which improve or extend the life of the asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during development or redevelopment and construction or reconstruction and acquisition. Expenditures for maintenance and repairs are charged to operations as incurred.

The capitalization of costs during the development and construction of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset is delivered and a final certificate of occupancy is issued. Cost capitalization during redevelopment and reconstruction of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out-of-service for reconstruction and ends when the apartment home reconstruction is completed and the apartment home is placed-in-service. The accompanying consolidated financial statements include a charge to expense for unrecoverable deferred development costs related to pre-development communities that may not proceed to development.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from ten to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.

Lease terms for apartment homes are generally for one year or less. Rental income and operating costs incurred during the initial lease-up or post-reconstruction lease-up period are fully recognized as they accrue.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), for the year ended December 31, 1994 and has not revoked such election. A corporate REIT is a legal entity which holds real estate interests and, if certain conditions are met (including but not limited to the payment of a minimum level of dividends to shareholders), the payment of federal and state income taxes at the corporate level is avoided or reduced. Management estimates that all such conditions for the avoidance of taxes have been met for the periods presented. Accordingly, no provision for federal and state income taxes has been made.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financings and are amortized on a straight-line basis over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company's cash, cash equivalents, and cash in escrows is held at major commercial banks.

Earnings per Common Share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". In accordance with the provisions of SFAS No. 128, basic earnings per share for the three and six months ended June 30, 1998 and 1997 is computed by dividing earnings available to common shares (net income less preferred stock dividends) by the weighted average number of shares outstanding during the period. Additionally, other potentially dilutive common shares are considered when calculating earnings per share on a diluted basis. The Company's basic and diluted weighted average shares outstanding for three and six months ended June 30, 1998 and 1997 are as follows:

                                                     Three months ended                  Six months ended
                                                 --------------------------         --------------------------
                                                   6-30-98        6-30-97             6-30-98        6-30-97
                                                 ----------      ----------         ----------      ----------

Weighted average common shares
   outstanding - basic                           39,628,200      21,824,601         34,190,165      20,916,499

Shares issuable from assumed conversion of:
   Preferred stock                                     --         2,713,822               --         2,713,822
   Common stock options                             474,666         295,378            496,961         294,542
   Unvested restricted stock grants                 243,117            --              243,117            --
                                                 ----------       ---------         ----------      ----------

Weighted average common shares
   outstanding - diluted                         40,345,983      24,833,801         34,930,243      23,924,863
                                                 ==========      ==========         ==========      ==========

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

Reclassifications

Certain reclassifications have been made to amounts in prior years' financial statements to conform with current year presentations.

Newly Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosure of Segment Information." SFAS No. 130 establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements and becomes effective for the Company for the fiscal year ending December 31, 1998. Comprehensive income includes unrealized gains and losses on securities currently reported by the Company as a component of stockholders' equity which the Company would be required to include in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the consolidated balance sheet. At June 30, 1998 this pronouncement has no material effect on the Company's results of operations.

SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 becomes effective for the Company for the fiscal year ending December 31, 1998. The Company does not believe this pronouncement will have a significant impact on the Company's consolidated financial statements.

In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Ruling 97-11 entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which requires that internal costs of identifying and acquiring operating property be expensed as incurred. Costs associated with the acquisition of non-operating property may still be capitalized. The ruling is effective for acquisitions completed subsequent to March 19, 1998. The Company estimates that this ruling will not have a material effect on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company currently plans to adopt Statement 133 effective January 1, 2000, and will determine both the method and impact of adoption prior to that date.

2.  Merger between Bay and Avalon

In June 1998, the Company completed its merger with Avalon. The Merger and related transactions were accounted for using the purchase method of accounting in accordance with GAAP. Accordingly, the assets and liabilities of Avalon were adjusted to fair value for financial accounting purposes and the results of operations of Avalon are included in the results of operations of the Company beginning June 4, 1998.

In connection with the Merger, the following related transactions occurred:

      The Company issued .7683 of a share of common stock for each outstanding share of Avalon common stock;

      The Company issued one share of Series F and G Preferred Stock for each outstanding share of Avalon Series A and B Preferred Stock;

The following unaudited pro forma information has been prepared as if the Merger and related transactions had occurred on January 1, 1997. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what actual results would have been if the Merger had been consummated on January 1, 1997 nor does it purport to represent the results of operations for future periods (in thousands, except per share data).

                                                              For the six  months ended
                                                             ---------------------------
                                                                6-30-98        6-30-97
                                                             ------------   ------------

     Pro forma total revenue                                 $    212,104   $    134,952
                                                             ============   ============
     Pro forma income available to common stockholders
       before extraordinary items                            $     39,481   $     27,367
                                                             ============   ============
     Pro forma net income available to common
       stockholders                                          $     39,481   $     26,184
                                                             ============   ============

     Per common share:
     Pro forma income before extraordinary items-basic       $       0.63   $       0.57
                                                             ============   ============
     Pro forma income before extraordinary items-diluted     $       0.62   $       0.56
                                                             ============   ============
     Pro forma net income-basic                              $       0.63   $       0.54
                                                             ============   ============
     Pro forma net income-diluted                            $       0.62   $       0.53
                                                             ============   ============

3.  Interest Capitalized

Capitalized interest associated with projects under development and construction or redevelopment and reconstruction totaled $3,561 and $1,396 for the three months ended June 30, 1998 and 1997, respectively, and $6,525 and $2,421 for the six months ended June 30, 1998 and 1997, respectively.

4.  Notes Payable, Unsecured Senior Notes and Credit Facility

The Company's notes payable, unsecured senior notes and credit facility are summarized as follows:

                                                                 6-30-98       12-31-97
                                                              -----------    -----------

     Fixed rate notes payable (conventional and tax-exempt)   $   433,407    $   263,284
     Variable rate notes payable (tax-exempt)                      63,652           --
     Fixed rate unsecured senior notes                            460,000           --
     Variable rate unsecured credit facility                      374,000        224,200
                                                              -----------    -----------

                                                              $ 1,331,059    $   487,484
                                                              ===========    ===========

Notes payable are collateralized by certain apartment communities and mature at various dates from July 1999 through December 2036. The weighted average interest rate of variable rate notes (tax-exempt) was 4.8% at June 30, 1998. The weighted average interest rate of fixed rate notes (conventional and tax-exempt) was 6.6% and 6.4% at June 30, 1998 and December 31, 1997, respectively.

The Company has a $600,000 variable rate unsecured credit facility (the "Unsecured Facility") with Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Fleet National Bank, serving as co-agents for a syndicate of commercial banks. The Unsecured Facility bears interest at the London Interbank Offered Rate ("LIBOR") based on rating levels achieved on the Company's senior unsecured notes and on a maturity selected by the Company. The current pricing is LIBOR plus 0.60% per annum. The Unsecured Facility, which was put into place during June 1998, replaced three separate credit facilities previously available to the separate companies prior to the merger. The terms of the retired facilities were similar to the Unsecured Facility. In addition, the Unsecured Facility includes a competitive bid option for up to $400,000. The interest rate for borrowings under the Unsecured Facility as of June 30, 1998 was 6.4%. The Company, among other things, is subject to certain customary covenants under the credit facility including maintaining certain maximum leverage ratios, minimum fixed charge coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company's Funds from Operations("FFO"), as defined. The Unsecured Facility matures in June 2001 and has two, one-year extension options.

The Company's unsecured senior notes are in the form of $100,000 of 7.375% notes due in 2002, $50,000 of 6.25% notes due in 2003, $100,000 of 6.625% notes due in 2005, $50,000 of 6.5% notes due in 2005, $110,000 of 6.875% notes due in
2007, and $50,000 of 6.625% notes due in 2008. The Company's unsecured senior notes contain a number of financial and other covenants with which the Company must comply, including but not limited to: limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis; and, limits on the Company's required debt service payments.

5.  Stockholders' Equity

The following summarizes the changes in stockholders' equity for the six months ended June 30, 1998:

                                                                                                        Dividends
                                                                         Additional                    in excess of
                                              Preferred       Common       paid-in        Deferred     accumulated
                                                Stock         Stock        capital      compensation     earnings          Total
                                              ----------    ---------   -------------   ------------  -------------   -------------
 Stockholders' equity, December 31, 1997      $      83     $    261    $    823,520    $      --     $   (31,169)    $    792,695
 Dividends declared                                  --           --              --           --         (59,377)         (59,377)
 Issuance of common stock                            --           16          55,135           --              --           55,151
 Merger of Avalon and the Company                    88          331       1,439,094       (6,221)             --        1,433,292
 Conversion of Preferred Stock to
      common stock                                  (28)          28              --           --              --               --
 Net income                                          --           --              --           --          31,221           31,221
                                              ==========    =========   =============   ===========   =============   =============
 Stockholders' equity, June 30, 1998          $     143     $    636    $  2,317,749    $  (6,221)    $   (59,325)    $  2,252,982
                                              ==========    =========   =============   ===========   =============   =============

6.  Investments in Unconsolidated Joint Ventures

At June 30, 1998, investments in unconsolidated joint ventures consist of a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run and a 50% general partnership interest in Avalon Grove. The unconsolidated joint venture interests were obtained in connection with the Merger. The following is a combined summary of the financial position of these joint ventures for the periods presented:

                                                           6-30-98       12-31-97
                                                        ------------   ------------
     Assets:
          Real estate, net                              $     97,093   $     97,964
          Other assets                                         4,509         10,790
                                                        ------------   ------------

               Total assets                             $    101,602   $    108,754
                                                        ============   ============

     Liabilities and partners' equity:
          Mortgage notes payable                        $     26,000   $     26,000
          Other liabilities                                    4,409          4,164
          Partners' equity                                    71,193         78,590
                                                        ------------   ------------

               Total liabilities and partners' equity   $    101,602   $    108,754
                                                        ============   ============

The following is a combined summary of the operating results of these joint ventures for the periods presented:


                                             Three months ended                  Six months ended
                                        ---------------------------        ---------------------------
                                         6-30-98           6-30-97           6-30-98          6-30-97
                                        ----------       ----------        ----------        ---------

Rental income                           $   4,936         $  3,916         $   9,700         $  7,289
Other income                                    5               12                12               24
Operating expenses                         (1,367)          (1,280)           (2,656)          (2,408)
Mortgage interest expense                    (226)            (243)             (423)            (439)
Depreciation and amortization                (762)            (685)           (1,515)          (1,256)
                                        ----------        ---------        ----------        ---------

     Net income                         $   2,586         $  1,720         $   5,118         $  3,210
                                        ==========        =========        ==========        =========

7.  Subsequent Events

On July 7, 1998, the Company issued $250,000 of senior unsecured notes of which $100,000 of the notes will bear interest at 6.5% and will mature in July 2003 and $150,000 of the notes will bear interest at 6.8% and will mature in July 2006. The net proceeds of $247,600 to the Company were used to reduce borrowings under the Company's Unsecured Facility.

In July 1998, the Company acquired the Prudential Center Apartments, a 781 apartment home community located in downtown Boston, Massachusetts. This community, comprising the residential portion of the Prudential Center and related underground parking, was purchased from the Prudential Insurance Company of America for approximately $130,000.

The Company disposed of two communities, Village Park of Troy and Aspen Meadows, in suburban Detroit, Michigan, in connection with an agreement which provided for the buyout of certain limited partners in DownREIT V Limited Partnership. Proceeds from the sale of the two communities, containing 758 apartment homes combined, were approximately $44,000. The proceeds were re-invested in a participating mortgage note for $24,000 and an expected yield of 10.1% in the first stabilized year secured by Fairlane Woods, a 288 apartment home community located in Dearborn, Michigan, with the balance used to repay amounts outstanding under the Unsecured Facility. Management is pursuing the purchase of a 100% equity interest in the community secured by the participating mortgage note, but no assurance can be provided that such an equity interest can be acquired.

The Company exercised it's option to acquire a 3.2 acre site in Stamford, Connecticut for approximately $6,200. The Company plans to develop an apartment home community on the Stamford, Connecticut site with up to 195 apartment homes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. In addition, information concerning construction, occupancy and completion of Development Communities and Development Rights (as hereinafter defined) and related cost and EBITDA estimates, are forward-looking statements. Reliance should not be placed on forward-looking statements as they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Certain factors that might cause such differences include, but are not limited to, the following: the Company may not be successful in managing its current growth in the number of apartment communities and the related growth of its business operations; the Company's expansion into new geographic market areas may not produce financial results that are consistent with its historical performance; acquisitions of portfolios of apartment communities may result in the Company acquiring communities that are more expensive to manage and portfolio acquisitions may not be successfully completed, resulting in charges to earnings; the Company may fail to secure or may abandon development opportunities; construction costs of a community may exceed original estimates; construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues; occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond management's control; financing may not be available on favorable terms; the Company's cash flow may be insufficient to meet required payments of principal and interest; and existing indebtedness may not be able to be refinanced or the terms of such refinancing may not be as favorable as the terms of existing indebtedness.

The following discussion should be read in conjunction with the consolidated financial statements and notes included in this report.

General

The Company is a real estate investment trust ("REIT") that is focused exclusively on the ownership of institutional-quality apartment communities in high barrier-to-entry markets of the United States. These markets include Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country. The Company is the surviving corporation from the merger (the "Merger") of Avalon Properties, Inc. ("Avalon") with and into the Company (sometimes hereinafter referred to as "Bay" before the Merger) on June 4, 1998. The Merger was accounted for as a purchase of Avalon by Bay. Concurrently with the Merger, the Company changed its name from Bay Apartment Communities, Inc. to Avalon Bay Communities, Inc.

The Company is a fully-integrated real estate organization with in-house acquisition, development, redevelopment, construction, reconstruction, financing, marketing, leasing and management expertise. With its experience and in-house capabilities, the Company believes it is well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in its target markets.

The Company's real estate holdings as of August 10, 1998 consist exclusively of apartment communities in various stages of the development cycle and can be divided into three categories:

                                        Number of          Number of
                                       Communities      Apartment Homes
                                       -----------      ---------------
         Current Communities               129              37,791
         Development Communities            16               4,527 (*)
         Development Rights                 22               6,512 (*)

         (*) Represents an estimate

         "Current Communities" are apartment communities where construction is complete and the community has either reached stabilized occupancy or is in the initial lease-up process. A "Stabilized Community" is a Current Community that has completed its initial lease-up and has attained a physical occupancy level of at least 95% or has been completed for one year, whichever occurs earlier. An "Established Community" is a Current Community that has been a Stabilized Community with stabilized operating costs during the current and the beginning of the previous calendar year such that its year-to-date operating results are comparable between periods. Included in the Current Communities are "Redevelopment Communities", which are communities for which substantial redevelopment has either begun or is scheduled to begin. Redevelopment is considered substantial when additional capital invested during the reconstruction effort exceeds the lesser of $5 million or 10% of the community's acquisition cost. There are currently 12 Redevelopment Communities containing 3,954 apartment homes.

         "Development Communities" are communities that are under construction and may be partially complete and operating and for which a final certificate of occupancy has not been received.

         "Development Rights" are development opportunities in the very earliest phase of the development process for which the Company has an option to acquire land or owns land to develop a new community and where related pre-development costs have been incurred and capitalized in pursuit of these new developments.

Of the Current Communities, the Company held a fee simple ownership interest in 113 operating communities (one of which is on land subject to a 149 year land lease), a general partnership interest in four other operating communities, a general partner interest in partnerships structured as DownREITs, which own 11 communities, and a 100% interest in a senior participating mortgage note secured by another operating community. The Company holds a fee simple ownership interest in each of the Development Communities except for two communities for which the Company holds a general partnership interest. The existing DownREITs have been structured so that substantially all of the economic interests of these partnerships accrue to the benefit of the Company. The Company believes that it is unlikely that the limited partners in these partnerships will receive any financial return on their limited partnership interests other than the stated distributions on their units of the operating partnerships ("Units") or as a result of the possible future conversion of their Units into shares of common stock. The DownREIT partnerships are consolidated for financial reporting purposes.

Management believes that apartment communities present an attractive investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand during all phases of a real estate cycle. The Company intends to pursue appropriate new investments (both acquisitions of new communities and new developments) where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years.

At June 30, 1998, the Company's management ("Management") had positioned the Company's portfolio of Stabilized Communities, excluding communities owned by joint ventures, to a physical occupancy level of 97.5% and achieved an average economic occupancy of 96.7% and 96.6% for the three and six months ended June 30, 1998, respectively. Average economic occupancy for the portfolio for the three and six months ended June 30, 1997 was 95.4% and 95.5%. This continued high occupancy was achieved through aggressive marketing efforts combined with limited and targeted pricing adjustments. This positioning has resulted in overall growth in rental revenue from Established Communities between periods. It is Management's strategy to maximize total rental revenue through management of rental rates and occupancy levels. If market and economic conditions change, Management's strategy of maximizing rental rates could lead to lower occupancy levels. Given the currently high occupancy level of the portfolio, Management anticipates that, for the foreseeable future, any rental revenue and net income gains from currently owned and Established Communities would be achieved primarily through higher rental rates and enhanced operating cost leverage provided by high occupancy, rather than through continued occupancy gains.

The Company elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and has not revoked that election. The Company was incorporated under the laws of the State of California in 1978 and was reincorporated in the State of Maryland in July 1995. Its principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia 22314, and its telephone number at that location is (703) 329-6300. The Company also maintains super-regional offices in San Jose, California and Wilton, Connecticut and acquisition, development, redevelopment, construction, reconstruction or administrative offices in Boston, Massachusetts; Chicago, Illinois; Minneapolis, Minnesota; Newport Beach, California; New York, New York; Princeton, New Jersey; Richmond, Virginia; and Seattle, Washington.

Recent Developments

Merger of Bay and Avalon. On June 4, 1998, the stockholders of Bay Apartment Communities, Inc. and Avalon Properties, Inc. approved the merger of Avalon with and into Bay. Bay Apartment Communities, Inc., the surviving corporation, was renamed Avalon Bay Communities, Inc.

Pursuant to the merger agreement between Avalon and Bay, each Avalon common stockholder received .7683 of a share of common stock of Avalon Bay. In addition, the Company assumed outstanding liabilities of Avalon of approximately $646 million. Avalon's preferred stockholders received one share of the Company preferred stock for each share of Avalon preferred stock, with the same rights, preferences and privileges provided by the Avalon preferred stock. The liquidation value of the preferred stock issued in connection with the Merger is approximately $219 million. The Merger was accounted for as a purchase of Avalon by Bay.

Acquisitions of Existing Communities. Since March 31, 1998, Avalon, Bay or the Company has acquired the following communities and development rights (dollars in millions):

                                                                           Purchase    Apartment
     Current Communities           Location            Period Acquired       Price       Homes
     ------------------------------------------------------------------------------------------------
1.   Pinnacle at Oxford Hill       Creve Coeur, MO     2Q98                  $ 29.8        480    (a)
2.   Avalon Ridge                  Renton, WA          2Q98                  $ 25.1        420    (b)
3.   Gates of Edinburgh            Brooklyn Park, MN   2Q98                  $ 18.0        198    (a)
4.   The Verandas at Bear Creek    Redmond, WA         2Q98                  $ 34.3        264    (c)
5.   Avalon at Prudential Center   Boston, MA          3Q98                  $130.0        781    (c)


                                                                            Budgeted   Apartment
     Development Communities       Location            Period Acquired        Cost       Homes
     ------------------------------------------------------------------------------------------------
1.   Avalon Corners                Stamford, CT        3Q98                  $32.5         195    (c)


     (a)   Acquired by Avalon.

     (b) Acquired by Bay. Community consists of Avalon Ridge (356 apartment homes, purchase price of $21.3 million) and Sunpointe (64 apartment homes, purchase price of $3.8 million).

     (c)   Acquired by Avalon Bay.

Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the cost of improvements to bring an acquired community up to standards established for the market position intended for that community will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although the Company undertakes an evaluation of the physical condition of each new community before it is acquired, certain defects or necessary repairs may not be detected until after the community is acquired, which could significantly increase the Company's total acquisition costs and decrease the Company's percentage return on that investment.

Historically, construction costs and the costs to reposition communities that have been acquired have, in some cases, exceeded management's original estimates. Management believes that it may experience similar increases in the future. There can be no assurance that the Company will be able to charge rents upon completing either the development or redevelopment of the communities that will be sufficient to offset the effects of increases in construction costs in order to achieve the original projected yield on the investment.

Sale of Existing Communities and Re-investment of Proceeds. In connection with an agreement executed by Avalon in March 1998 which provided for the buyout of certain limited partners in DownREIT V Limited Partnership, the Company sold two communities, Village Park of Troy and Aspen Meadows, in suburban Detroit, Michigan in July 1998. Gross proceeds from the sale of the two communities, containing an aggregate of 758 apartment homes, were approximately $44 million and were re-invested in the participating mortgage note secured by the Fairlane Woods community in Dearborn, Michigan, with the balance used to repay amounts outstanding under the variable rate unsecured credit facility ("Unsecured Facility").

Results of Operations

The changes in operating results from period-to-period are primarily the result of increases in the number of apartment homes owned due to the Merger as well as the development and acquisition of additional communities. Where appropriate, comparisons are made on a weighted average basis for the number of occupied apartment homes in order to adjust for such changes in the number of apartment homes. For Stabilized Communities (excluding communities owned by joint ventures), all occupied apartment homes are included in the calculation of weighted average occupied apartment homes for each reporting period. For communities in the initial lease-up phase, only apartment homes of communities that are completed and occupied are included in the weighted average number of occupied apartment homes calculation for each reporting period.

The analysis that follows compares the operating results of the Company for the three and six months ended June 30, 1998 and 1997.

Net income increased $9,763,000 (115.1%) to $18,242,000 for the three months ended June 30, 1998 compared to $8,479,000 for the comparable period of the preceding year. Net income increased $14,970,000 (92.1%) to $31,221,000 for the six months ended June 30, 1998 compared to $16,251,000 for the comparable period of the preceding year. The primary reasons for this increase are additional operating income from the former Avalon communities, communities developed or acquired during 1998 and 1997, as well as growth in operating income from Established Communities.

Rental income increased $40,247,000 (133.5%) to $70,399,000 for the three months ended June 30, 1998 compared to $30,152,000 for the comparable period of the preceding year. Rental income increased $59,460,000 (105.0%) to $116,101,000 for the six months ended June 30, 1998 compared to $56,641,000 for the comparable period of the preceding year. Of the increase for the six month period, $3,011,000 relates to rental revenue increases from Established Communities, $20,880,000 relates to rental revenue attributable to the former Avalon communities, and $35,569,000 is attributable to the addition of newly completed or acquired apartment homes.

     Overall Portfolio - The $59,460,000 increase in rental income for the six month period is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 9,182 apartment homes for the six months ended June 30, 1997 to 18,433 apartment homes for the six months ended June 30, 1998 as a result of additional apartment homes from the former Avalon communities, and the development and acquisition of new communities. For the three months ended June 30, 1998, the weighted average monthly revenue per occupied apartment home increased $63 (6.0%) to $1,110 compared to $1,047 for the comparable period of the preceding year. For the six months ended June 30, 1998, the weighted average monthly revenue per occupied apartment home increased $21 (2.0%) to $1,048 compared to $1,027 for the comparable period of the preceding year.

     Established Communities - Rental revenue increased $1,403,000 and $3,011,000 for the three and six months ended June 30, 1998, respectively, compared to the comparable periods of the preceding year due to strengthening market conditions and the resulting impact on rents and occupancy. For the three months ended June 30, 1998, weighted average monthly revenue per occupied apartment home increased $73 (7.0%) to $1,110 compared to $1,037 for the comparable period of the preceding year. The average economic occupancy increased .3% from 97.6% for the three months ended June 30, 1997 to 97.9% for the three months ended June 30, 1998. For the six months ended June 30, 1998, weighted average monthly revenue per occupied apartment home increased $76 (7.4%) to $1,100 compared to $1,024 for the comparable period of the preceding year. The average economic occupancy increased .5% from 97.3% for the six months ended June 30, 1997 to 97.8% for the six months ended June 30, 1998.

Management fees totaling $115,000 for both the three and six months ended June 30, 1998, represents revenue from certain third-party contracts obtained from the merger with Avalon.

Operating expenses increased $11,423,000 (146.5%) to $19,220,000 for the three months ended June 30, 1998 compared to $7,797,000 for the comparable period of the preceding year. These expenses increased $16,013,000 (109.0%) to $30,705,000 for the six months ended June 30, 1998 compared to $14,692,000 for the comparable period of the preceding year.

     Overall Portfolio - The increases for the three and six months ended June 30, 1998 are primarily due to additional expense from the former Avalon communities, the acquisition of new communities as well as the completion of Development Communities whereby maintenance, insurance and other costs are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities - Operating expenses increased $22,000 (0.5%) to $4,362,000 for the three months ended June 30, 1998 compared to $4,340,000 for the comparable period of the preceding year. These expenses decreased $109,000 (1.3%) to $8,520,000 for the six months ended June 30, 1998 compared to $8,629,000 for the comparable period of the preceding year.

Property taxes increased $3,388,000 (150.8%) to $5,635,000 for the three months ended June 30, 1998 compared to $2,247,000 for the comparable period of the preceding year. Property taxes increased $5,237,000 (126.0%) to $9,394,000 for the six months ended June 30, 1998 compared to $4,157,000 for the comparable period of the preceding year.

     Overall Portfolio - The increases for the three and six months ended June 30, 1998 are primarily due to additional expense from the former Avalon communities, the acquisition of new communities as well as the completion of Development Communities whereby property taxes are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities - Property taxes increased $9,000 (0.7%) to $1,358,000 for the three months ended June 30, 1998 compared to $1,349,000 for the comparable period of the preceding year. Property taxes increased $120,000 (4.6%) to $2,737,000 for the six months ended June 30, 1998 compared to $2,617,000 for the comparable period of the preceding year.

Interest expense increased $7,352,000 (193.5%) to $11,152,000 for the three months ended June 30, 1998 compared to $3,800,000 for the comparable period of the preceding year. Interest expense increased $10,246,000 (144.0%) to $17,363,000 for the six months ended June 30, 1998 compared to $7,117,000 for the comparable period of the preceding year. These increases are primarily attributable to $643,410,000 debt assumed in connection with the Merger as well as increased borrowings under the variable rate unsecured credit facility ("Unsecured Facility") offset in part by higher capitalization of interest from increased development, redevelopment, construction and reconstruction activity.

Depreciation and amortization increased $8,171,000 (127.2%) to $14,597,000 for the three months ended June 30, 1998 compared to $6,426,000 for the comparable period of the preceding year. Depreciation and amortization increased $12,378,000 (102.1%) to $24,503,000 for the six months ended June 30, 1998 compared to $12,125,000 for the comparable period of the preceding year. These increases reflect additional expense from the former Avalon communities, as well as acquisitions and development of communities in 1998 and 1997.

General and administrative expenses increased $857,000 (93.1%) to $1,778,000 for the three months ended June 30, 1998 compared to $921,000 for the comparable period of the preceding year. General and administrative expenses increased $1,277,000 (76.5%) to $2,946,000 for the six months ended June 30, 1998 compared to $1,669,000 for the comparable period of the preceding year. These increases are primarily due to the Merger and staff additions related to the growth of the Company's portfolio.

Provision for unrecoverable deferred development costs decreased $200,000 (44.4%) to $250,000 for the three months ended June 30, 1998 compared to $450,000 for the comparable period of the preceding year. Abandoned project costs decreased $130,000 (24.5%) to $400,000 for the six months ended June 30, 1998 compared to $530,000 for the comparable period of the preceding year. These decreases are primarily due to the absence in 1998 of a one time charge present in 1997 related to the abandoned pursuit of a large west coast portfolio acquisition.

Equity in income of unconsolidated joint ventures of $238,000 for both the three and six months ended June 30, 1998 represents the Company's share of income of certain joint ventures that were acquired in conjunction with the Merger.

Interest income increased $317,000 (704.4%) to $362,000 for the three months ended June 30, 1998 compared to $45,000 for the comparable period of the preceding year. Interest income increased $357,000 (321.6%) to $468,000 for the six months ended June 30, 1998 compared to $111,000 for the comparable period of the preceding year. These increases are primarily due to the interest earned on the Avalon Arbor note that was obtained from the Merger.

Management generally considers Funds from Operations ("FFO") to be an appropriate measure of the operating performance of the Company because it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the net income as presented in the consolidated financial statements included elsewhere in this report. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R), and is defined as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets and after adjustments for unconsolidated partnerships and joint ventures). FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Further, FFO as calculated by other REITs may not be comparable to the Company's calculation of FFO.

For the three months ended June 30, 1998, FFO increased to $28,314,000 from $14,591,000 for the comparable period in the preceding year. This increase is primarily due to the delivery of high yielding new development and redevelopment communities (11%+) from the Merger with Avalon as well as the Company's existing redevelopment programs. Growth in earnings from Established Communities also contributed to the increase. Acquisition activity in 1998 and 1997 was also an important component of FFO growth between years.

FFO for the three months ended June 30, 1998, March 31, 1998, December 31, 1997, September 30, 1997, and June 30, 1997 are summarized as follows (dollars in thousands):

                                                                For the three months ended
                                            ----------------------------------------------------------------
                                               6-30-98       3-31-98      12-31-97     9-30-97      6-30-97
                                            -----------     ---------    ---------    ---------    ---------

Net income                                  $    18,242     $  12,979    $  12,039    $  10,653    $   8,479
Preferred dividends                              (4,494)       (2,856)      (1,469)      (1,222)        (149)
Depreciation - real estate assets                14,164         9,523        7,669        6,659        6,173
Joint venture adjustments                            62           --           --           --           --
Minority interest expense                           250           --           --           --           --
Non-recurring adjustments to net income:
Amortization of non-recurring costs,
     primarily legal, from the issuance of
     tax-exempt bonds (1)                            90            90           90           88           88
                                            -----------     ---------    ---------    ---------    ---------

       Funds from Operations                $    28,314     $  19,736    $  18,329    $  16,178    $  14,591
                                            ===========     =========    =========    =========    =========

(1) Represents the amortization of pre-1986 bond issuance costs carried forward to the Company, under the pooling of interest method of accounting, and costs associated with the reissuance of tax-exempt bonds incurred prior to the initial public offering of Bay in March 1994 (the "Initial Offering") in order to preserve the tax-exempt status of the bonds at the Initial Offering.

Capitalization of Fixed Assets and Community Improvements

The Company maintains a policy with respect to capital expenditures that generally provides that only non-recurring expenditures are capitalized. Improvements and upgrades are capitalized only if the item exceeds $15,000, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make ready costs are expensed as incurred, including costs of carpet and appliance replacements, floor coverings, interior painting and other redecorating costs. Purchases of personal property (such as computers and furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the six months ended June 30, 1998 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $2,457,000 or $70 per apartment home on a pro forma basis. For the six months ended June 30, 1998, the Company charged to maintenance expense, including carpet and appliance replacements, a total of approximately $13,725,000 for Stabilized Communities or $363 per apartment home on a pro forma basis. Management anticipates that capitalized costs per apartment home will gradually rise as the Company's portfolio of communities matures.

Liquidity and Capital Resources

Liquidity. A primary source of liquidity to the Company is cash flows from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates, occupancy levels and the Company's expenses with respect to such apartment homes. The cash flows used in investing activities and provided by financing activities have historically been dependent on the number of apartment homes under active development and construction or that were acquired during any given period.

Cash and cash equivalents increased from $1,846,000 at June 30, 1997 to $15,060,000 at June 30, 1998 due to the excess of cash provided by financing and operating activities over cash flow used in investing activities.

     Net cash provided by operating activities increased by $45,075,000 from $28,005,000 for the six months ended June 30, 1997 to $73,080,000 for the six months ended June 30, 1998 primarily due to an increase in operating income from newly developed and acquired communities and Established Communities.

     Cash used in investing activities increased by $109,575,000 from $163,601,000 for the six months ended June 30, 1997 to $273,176,000. This increase reflects the expenditures for the 1998 and 1997 communities acquired, and the amounts used to acquire, develop, and construct the Development and Redevelopment Communities.

     Net cash provided by financing activities increased by $75,446,000 from $136,522,000 for the six months ended June 30, 1997 to $211,968,000 for the six months ended June 30, 1998 primarily due to the proceeds from the sale of unsecured senior notes, a net increase in borrowings under the unsecured facilities compared to the comparable period in the prior year, and a reduction in proceeds raised through the sale of common stock.

The Company regularly reviews its short-term liquidity needs and the adequacy of Funds from Operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring operating expenses, debt service payments and the minimum dividend payment required to maintain the Company's REIT qualification under the Code. Management anticipates that these needs will be fully funded from cash flows provided by operating activities. Any short-term liquidity needs not provided by current operating cash flows would be funded from the Company's Unsecured Facility.

Management anticipates that no significant portion of the principal of any indebtedness will be repaid prior to maturity and if the Company does not have funds on hand sufficient to repay such indebtedness, it will be necessary for the Company to refinance this debt. Such refinancing could be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. There can be no assurance that such additional debt financing or debt offerings will be available on terms satisfactory to the Company.

Capital Resources. To sustain the Company's active development and acquisitions program, continuous access to the capital markets is required. Management intends to match the long-term nature of its real estate assets with long-term cost effective capital. Management follows a focused strategy to help facilitate uninterrupted access to capital. This strategy includes:

1. Hire, train and retain associates with a strong resident service focus, which should lead to higher rents, lower turnover and reduced operating costs;

2. Manage, acquire and develop institutional quality communities with in-fill locations that should provide consistent, sustained earnings growth;

3. Operate in markets with growing demand (as measured by household formation and job growth) and high barriers-to-entry. These characteristics combine to provide a favorable demand-supply balance, which the Company believes will create a favorable environment for future rental rate growth while protecting existing and new communities from new supply. This strategy is expected to result in a high level of quality to the revenue stream;

4. Maintain a conservative capital structure largely comprised of equity and with modest, cost-effective leverage. Secured debt will generally be avoided and used primarily to obtain low cost, tax-exempt debt. Such a structure should promote an environment for ratings upgrades that can lead to a lower cost of capital and increased financial flexibility;

5. Accounting practices that provide a high level of quality to reported earnings; and

6. Timely, accurate and detailed disclosures to the investment community.

Management believes that these strategies provide a disciplined approach to capital access that is expected to ensure that capital resources are available to fund portfolio growth.

The following is a discussion of specific capital transactions, arrangements and agreements that are important to the capital resources of the Company.

Unsecured Facility

The Company's Unsecured Facility is provided by a consortium of banks that provides for $600,000,000 in short-term credit and is subject to an annual facility fee of $900,000. The Unsecured Facility bears interest at the London Interbank Offered Rate ("LIBOR") based on rating levels achieved on the Company's senior unsecured notes and on a maturity selected by the Company. The current pricing is LIBOR plus 0.60% per annum and matures in June 2001. The Unsecured Facility, which was put into place during June 1998, replaced three separate credit facilities previously available to the separate companies prior to the Merger, with terms similar to the Unsecured Facility. A competitive bid option is available for up to $400,000,000 which may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR + .42% for balances most recently placed under the competitive bid option. At June 30, 1998, $374,000,000 was outstanding, $15,567,245 was used to provide letters of credit and $210,432,755 was available for borrowing under the Unsecured Facility. The Company will use borrowings under the Unsecured Facility for capital expenditures, acquisitions of developed or undeveloped communities, construction, development and renovation costs, credit enhancement for tax-exempt bonds and for working capital purposes.

Interest Rate Protection Agreements

The Company is not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on certain tax-exempt indebtedness. The Company intends, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate and has engaged a consultant to assist in managing the Company's interest rate risks and exposure.

Financing Commitments/Transactions Completed

Sale of Common Stock. On April 29, 1998, Bay sold 1,244,147 shares of common stock for aggregate net proceeds of approximately $44 million. Bay used the net proceeds from the offering to reduce its borrowings under its then-existing unsecured revolving credit facility.

Sale of senior unsecured notes. On July 7, 1998, the Company issued $250 million of senior unsecured notes, of which $100 million of the notes will bear interest at 6.5% and will mature in July 2003 and $150 million of the notes will bear interest at 6.8% and will mature in July 2006. The net proceeds of $247.6 million to the Company were used to reduce borrowings under the Company's Unsecured Facility.

Future Financing Needs

Substantially all of the capital expenditures to complete the communities currently under construction and reconstruction will be funded from the Unsecured Facility and/or issuance of debt or equity securities. Management expects to continue to fund deferred development costs related to future developments from Funds from Operations and advances under the Unsecured Facility. The Company believes that these sources of capital are adequate to take each of the proposed communities to the point in the development cycle where construction can commence.

Management anticipates that available borrowing capacity under the Unsecured Facility and Funds from Operations will be adequate to meet future expenditures required to commence construction of each of the Development Rights. In addition, the Company currently anticipates funding construction of some (but not all) of the Development Rights under the expected remaining capacity of the Unsecured Facility. However, before the construction of a Development Right commences, the Company intends, if necessary, to issue additional equity or debt securities, arrange additional capacity under the Unsecured Facility or future credit facilities or obtain additional construction loan commitments not currently in place to ensure that adequate liquidity sources are in place to fund the construction of a Development Right, although no assurance can be given in this regard.

The table on the following page summarizes debt maturities for the next five years (excluding the Unsecured Facility):

                          AVALON BAY COMMUNITIES, INC.
                             DEBT MATURITY SCHEDULE
                             (Dollars in thousands)

                                                      ALL-IN      PRINCIPAL      BALANCE OUTSTANDING
                                                     INTEREST     MATURITY    --------------------------
                    COMMUNITY                          RATE         DATE         12-31-97      6-30-98
----------------------------------------------------------------------------- -------------   ----------
TAX-EXEMPT BONDS:
     FIXED RATE
          Canyon Creek                                 6.48%       Jun-25        $ 38,534      $ 38,297
          Waterford                                    5.88%       Aug-14          33,100        33,100
          City Heights                                 5.80%       Jun-25          20,714        20,607
          CountryBrook                                 7.87%       Mar-12          19,850        19,712
          Villa Mariposa                               5.88%       Mar-17          18,300        18,300
          Sea Ridge                                    6.48%       Jun-25          17,479        17,372
          Foxchase                                     5.88%       Nov-07          26,400        26,400
          Governor's Square                            7.65%       Aug-04          14,184        14,120
          Barrington Hills                             6.48%       Jun-25          13,185        13,103
          The Arbors                                   7.25%       May-04          12,870        12,870
          Gallery Place                                7.31%       May-01          11,685        11,588
          Rivershore                                   6.48%       Nov-22          10,309        10,237
          Fairway Glen                                 5.88%       Nov-07           9,580         9,580
          Crossbrook                                   6.48%       Jun-25           8,484         8,434
          Larkspur Canyon                              5.50%       Jun-25           7,610         7,571
          Avalon Ridge                                 5.69%       Jun-26              --        26,815
          Avalon View                                  7.55%       Aug-24              --        19,215
          Avalon Lea                                   5.71%       Jun-26              --        16,835
          Avalon at Lexington                          6.56%       Feb-25              --        14,958
          Avalon Knoll                                 6.95%       Jun-26              --        13,837
          Avalon at Dulles                             7.04%       Jul-24              --        12,360
          Avalon Fields                                7.57%       May-27              --        11,956
          Avalon at Hampton II                         7.04%       Jul-24              --        11,550
          Avalon at Symphony Glen                      7.06%       Jul-24              --         9,780
          Avalon West                                  7.73%       Dec-36              --         8,705
          Avalon Landing                               6.85%       Jun-26              --         6,851
                                                                                ---------     ---------
                                                                                  262,284       414,153
     VARIABLE RATE
          Avalon Devonshire                                        Dec-25              --        27,305
          Avalon at Fairway Hills I                                Jun-26              --        11,500
          Laguna Brisas                                            Mar-09              --        10,400
          Avalon at Hampton I                                      Jun-26              --         8,060
          Avalon Pointe                                            Jun-26              --         6,387
                                                                                ---------     ---------
                                                                                       --        63,652
CONVENTIONAL LOANS:
     FIXED RATE
          $100 Million Senior Unsecured Notes         7.375%       Sep-02              --       100,000
          $100 Million Senior Unsecured Notes         6.625%       Jan-05              --       100,000
          $110 Million Senior Unsecured Notes         6.875%       Dec-07              --       110,000
          $50 Million Senior Unsecured Notes           6.25%       Jan-03              --        50,000
          $50 Million Senior Unsecured Notes           6.50%       Jan-05              --        50,000
          $50 Million Senior Unsecured Notes          6.625%       Jan-08              --        50,000
          Cedar Ridge                                  6.50%       Jul-99           1,000         1,000
          Avalon Walk II                               8.93%       Nov-04              --        12,864
          Avalon Pines                                 8.00%       Dec-03              --         5,390
                                                                                ---------     ---------
                                                                                    1,000       479,254

     VARIABLE RATE-NONE                                                                --            --
                                                                                ---------     ---------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY                                  $ 263,284     $ 957,059
                                                                                =========     =========




                                                                                            TOTAL MATURITIES
                                                   ---------   -------------------------------------------------------------------
                      COMMUNITY                       1998         1999          2000          2001          2002       THEREAFTER
---------------------------------------------      ---------   ----------    ----------    ----------     ----------   -----------
TAX-EXEMPT BONDS:
     FIXED RATE
          Canyon Creek                                $ 245        $ 517         $ 554         $ 594          $ 637       $ 35,750
          Waterford                                      --           --            --            --             --         33,100
          City Heights                                  111          233           250           268            288         19,457
          CountryBrook                                  144          305           330           357            386         18,190
          Villa Mariposa                                 --           --            --            --             --         18,300
          Sea Ridge                                     111          235           251           270            289         16,216
          Foxchase                                       --           --            --            --             --         26,400
          Governor's Square                              67          142           153           165            178         13,415
          Barrington Hills                               84          177           190           203            218         12,231
          The Arbors                                     --           --            --            --             --         12,870
          Gallery Place                                 102          214           230        11,042             --             --
          Rivershore                                     75          158           171           184            198          9,451
          Fairway Glen                                   --           --            --            --             --          9,580
          Crossbrook                                     52          109           117           126            136          7,894
          Larkspur Canyon                                40           85            91            98            105          7,152
          Avalon Ridge                                   --           --            --            --             --         26,815
          Avalon View                                   180          290           330           350            373         17,692
          Avalon Lea                                     --           --            --            --             --         16,835
          Avalon at Lexington                           170          240           255           271            288         13,734
          Avalon Knoll                                  124          175           187           200            214         12,937
          Avalon at Dulles                               --           --            --            --             --         12,360
          Avalon Fields                                  96          137           147           157            169         11,250
          Avalon at Hampton II                           --           --            --            --             --         11,550
          Avalon at Symphony Glen                        --           --            --            --             --          9,780
          Avalon West                                    31           50            53            57             61          8,453
          Avalon Landing                                 63           89            95           101            108          6,395

                                                      1,695        3,156         3,404        14,443          3,648        387,807
     VARIABLE RATE
          Avalon Devonshire                              --           --            --            --             --         27,305
          Avalon at Fairway Hills I                      --           --            --            --             --         11,500
          Laguna Brisas                                  --           --            --            --             --         10,400
          Avalon at Hampton I                            --           --            --            --             --          8,060
          Avalon Pointe                                  --           --            --            --             --          6,387
                                                   ---------   ----------   -----------   -----------   ------------   -----------
                                                         --           --            --            --             --         63,652
CONVENTIONAL LOANS:
     FIXED RATE
          $100 Million Senior Unsecured Notes            --           --            --            --        100,000             --
          $100 Million Senior Unsecured Notes            --           --            --            --             --        100,000
          $110 Million Senior Unsecured Notes            --           --            --            --             --        110,000
          $50 Million Senior Unsecured Notes             --           --            --            --             --         50,000
          $50 Million Senior Unsecured Notes             --           --            --            --             --         50,000
          $50 Million Senior Unsecured Notes             --           --            --            --             --         50,000
          Cedar Ridge                                    --        1,000            --            --             --             --
          Avalon Walk II                                149          221           241           264            288         11,701
          Avalon Pines                                   86          112           121           131            142          4,798
                                                   ---------   ----------   -----------   -----------   ------------   -----------
                                                        235        1,333           362           395        100,430        376,499

     VARIABLE RATE-NONE                                  --           --            --            --             --             --
                                                   ---------   ----------   -----------   -----------   ------------   -----------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY      $ 1,930      $ 4,489       $ 3,766      $ 14,838      $ 104,078      $ 827,958
                                                   =========   ==========   ===========   ===========   ============   ===========

Inflation

Substantially all of the leases at the Current Communities are for a term of one year or less, which may enable the Company to realize increased rents upon renewal of existing leases or commencement of new leases. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation, although as a general rule these leases permit residents to leave at the end of the lease term without penalty. Short-term leases combined with relatively consistent demand allow rents, and therefore cash flow from the Company's portfolio of apartments, to provide an attractive inflation hedge.

Year 2000 Compliance

The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and organizations.

The Company has been taking the necessary steps to understand the nature and extent of the work required to make its core information computer systems and non-information embedded systems Year 2000 compliant. The Company has established a Year 2000 project team which has completed the assessment phase for computerized management information systems. The assessment determined that it will be necessary to modify, update or replace limited portions of the Company's computer hardware and software applications.

The Company anticipates that replacing and upgrading its existing management information systems (both hardware and software) in the normal course of business will result in Year 2000 compliance by the end of the second quarter of 1999. The vendor that provides the Company's existing general ledger software expects to release a compliant version of its product by the end of 1998. Growth in the Company's operations is expected to require a general ledger system with scope and functionality that is not present in the current, non-compliant system in use, and the scope and functionality required by the Company is not expected to be provided by the Year 2000 compliant version of that system. Accordingly, the Company expects to replace the current general ledger system with an enhanced system that, in addition to increased functionality, is Year 2000 compliant. The cost of the new general ledger system, after considering anticipated efficiencies provided by the new system, is not currently expected to have a material effect (either beneficial or adverse) on the Company's financial condition or results of operations. The new general ledger system is expected to be selected by the end of the third quarter of 1998 and implemented by the second quarter of 1999. The Company believes its computerized information systems will be Year 2000 compliant by the beginning of the third quarter of 1999.

The Company is also reviewing each community for embedded systems (e.g., security, HVAC, fire and elevator systems) that may not be Year 2000 compliant. The Company is currently conducting an assessment of these systems to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing and this assessment is expected to be completed by December 31, 1998. The Company continues to evaluate the estimated costs associated with these compliance efforts and, therefore, the total cost of bringing all embedded systems into Year 2000 compliance has not been quantified. Based on available information, the Company believes that these costs will not have a material adverse effect on its business, financial condition or results of operations. However, no assurance can be given that the Company's embedded systems will be Year 2000 compliant by December 31, 1999 or that the Company will not incur significant costs pursuing Year 2000 compliance.

Upon completion of each of the above described upgrades and replacements of the Company's information computer systems and non-information embedded systems, the Company will commence testing to ensure Year 2000 compliance. The Company currently expects its testing to be completed in the third quarter of 1999. While the Company anticipates that such tests will be successful in all material respects, the Company's Year 2000 project team intends to closely monitor the Company's Year 2000 compliance and will develop contingency plans if necessary.

The Company is communicating with third-party service providers and vendors with which it does business to determine the efforts being made on their part for compliance. The Company is attempting to receive compliance certificates from all third parties that have a material impact on the Company's operations, but no assurance can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

Natural Disasters

Many of the Company's West Coast communities are located in the general vicinity of active earthquake faults. In July 1998, the Company obtained a seismic risk analysis from an engineering firm which estimated the probable maximum damage ("PMD") for each of the 60 communities that the Company owned at that time and for each of the five communities under development, individually and for all of those communities combined. To establish a PMD, the engineers first define a severe earthquake event for the applicable geographic area, which is an earthquake that has only a 10% likelihood of occurring over a 50-year period. The PMD is determined as the structural and architectural damage and business interruption loss that has a 10% probability of being exceeded in the event of such an earthquake. Because a significant number of the Company's communities are located in the San Francisco Bay Area, the engineers' analysis defined an earthquake on the Hayward Fault with a Richter Scale magnitude of 7.1 as a severe earthquake with a 10% probability of occurring within a 50-year period. The engineers then established an aggregate PMD at that time of $113 million for the 60 west coast communities that the Company owned at that time and the five communities under development. The $113 million PMD for those communities was a PMD level that the engineers expected to be exceeded only 10% of the time in the event of such a severe earthquake. The actual aggregate PMD could be higher or lower as a result of variations in soil classifications and structural vulnerabilities. For each community, the engineers' analysis calculated an individual PMD as a percentage of the community's replacement cost and projected revenues. No assurance can be given that an earthquake would not cause damage or losses greater than the PMD assessments indicate, that future PMD levels will not be higher than the current PMD levels for the Company's communities located on the West Coast, or that future acquisitions or developments will not have PMD assessments indicating the possibility of greater damage or losses than currently indicated.

In August 1998, the Company renewed its earthquake insurance, both for physical damage and lost revenue, with respect to all communities it owned at that time and all of the communities under development. For any single occurrence, the Company self-insures the first $25 million of loss, and has in place $75 million of coverage above this amount. In addition, the Company's general liability and property casualty insurance provides coverage for personal liability and fire damage. In the event that an uninsured disaster or a loss in excess of insured limits were to occur, the Company could lose its capital invested in the affected community, as well as anticipated future revenue from that community, and would continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect the business of the Company and its financial condition and results of operations.

Development Communities

Currently sixteen Development Communities are under construction. The total capitalized cost of these Development Communities, when completed, is expected to be approximately $685.5 million. There can be no assurance that the Company will complete the Development Communities, that the Company's budgeted costs, leasing, start dates, completion dates, occupancy or estimates of "EBITDA as % of Total Budgeted Cost" will be realized or that future developments will realize comparable returns.

The following page presents a summary of Development Communities:

                AVALON BAY COMMUNITIES, INC.
               DEVELOPMENT COMMUNITIES SUMMARY

                                                                                                                        EBITDA as
                                     Number of     Budgeted                              Estimated       Estimated      % of Total
                                     Apartment     Cost (1)   Construction    Initial    Completion    Stabilization     Budgeted
                                       Homes     ($ millions)     Start      Occupancy      Date         Date (2)        Cost (3)
                                  -------------------------------------------------------------------------------------------------

 1.   Avalon Gardens
      Nanuet, NY                        504          $53.8       Q3 1996      Q2 1997      Q3 1998        Q4 1998        11.5%
 2.   Avalon at Cameron Court
      Alexandria, VA                    460          $44.7       Q2 1997      Q1 1998      Q4 1998        Q1 1999        11.3%
 3.   Toscana
      Sunnyvale, CA                     710         $116.5       Q3 1996      Q3 1997      Q4 1998        Q2 1999        11.1%
 4.   Avalon Fields II
      Gaithersburg, MD                   96           $9.2       Q3 1997      Q2 1998      Q3 1998        Q4 1998        10.7%
 5.   CentreMark
      San Jose, CA                      311          $47.5       Q1 1997      Q3 1998      Q1 1999        Q2 1999        10.5%
 6.   Avalon Willow
      Mamaroneck, NY                    227          $41.8       Q2 1997      Q4 1998      Q1 1999        Q2 1999         9.2%
 7.   Rosewalk II
      San Jose, CA                      156          $20.3       Q4 1997      Q4 1998      Q1 1999        Q2 1999        11.1%
 8.   Paseo Alameda
      San Jose, CA                      305          $52.7       Q3 1997      Q4 1998      Q2 1999        Q3 1999        10.1%
 9.   Avalon Cove South
      Jersey City, NJ                   269          $51.8       Q1 1998      Q2 1999      Q3 1999        Q4 1999        10.0%
10.   The Avalon
      Bronxville, NY                    110          $26.4       Q1 1998      Q2 1999      Q3 1999        Q4 1999         9.7%
11.   Avalon Valley
      Danbury, CT                       268          $26.1       Q1 1998      Q1 1999      Q3 1999        Q1 2000        10.1%  (4)
12.   Avalon Lake
      Danbury, CT                       135          $17.0       Q2 1998      Q2 1999      Q3 1999        Q1 2000        10.1%  (4)
13.   Avalon Oaks  (5)
      Wilmington, MA                    204          $21.9       Q2 1998      Q1 1999      Q3 1999        Q1 2000        10.3%
14.   Avalon Crest
      Fort Lee, NJ                      351          $57.4       Q4 1997      Q2 1999      Q4 1999        Q1 2000        10.1%
15.   Bay Towers
      San Francisco, CA                 226          $65.9       Q4 1997      Q3 1999      Q4 1999        Q1 2000         9.6%
16.   Avalon Corners
      Stamford, CT                      195          $32.5       Q3 1998      Q2 1999      Q2 2000        Q3 2000        10.4%
                                    ------------------------                                                          ---------

      Total/average                   4,527         $685.5                                                               10.4%
                                    ========================                                                          =========

  (1) Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with GAAP.

  (2) Stabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of construction.

  (3) Projected EBITDA represents gross potential earnings projected to be achieved at completion of construction before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) projected economic vacancy and (b) projected stabilized operating expenses.

  (4)   Represents a combined yield for Avalon Valley and Avalon Lake.

  (5)   Financed with tax-exempt bonds.

Redevelopment Communities

There are currently twelve Redevelopment Communities. The total capitalized cost of these Redevelopment Communities, when completed, is expected to be approximately $379.7 million. There can be no assurance that the Company will complete the Redevelopment Communities, that the Company's budgeted costs, leasing, start dates, completion dates, occupancy or estimates of "EBITDA as % of Total Budgeted Cost" will be realized or that future redevelopments will realize comparable returns.

In accordance with GAAP, cost capitalization during redevelopment and reconstruction of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out-of-service for reconstruction and ends when the apartment home reconstruction is completed and the apartment home is placed-in-service.

The following page presents a summary of Redevelopment Communities:

                          AVALON BAY COMMUNITIES, INC.
                     REDEVELOPMENT COMMUNITIES SUMMARY (1)

                                                                                                                         EBITDA as
                                       Number of     Budgted                                            Estimated        % of Total
                                       Apartment     Cost (2)       Reconstruction  Reconstruction     Restabilized      Budgeted
                                         Homes     ($ millions)          Start        Completion      Operations (3)     Cost (4)
                                       -------------------------------------------------------------------------------------------

1.    Sunset Towers
      San Francisco, CA                   243         $27.6             Q4 1997        Q3 1998           Q4 1998            9.3%
2.    TimberWood
      West Covina, CA                     209         $14.9             Q3 1997        Q3 1998           Q1 1999           10.5%
3.    SunScape
      Huntington Beach, CA                400         $36.6             Q3 1997        Q3 1998           Q1 1999            9.9%
4.    The Arbors
      Campbell, CA                        252         $30.0             Q4 1997        Q4 1998           Q1 1999            8.9%
5.    Mission Woods
      San Diego, CA                       200         $20.8             Q3 1997        Q3 1998           Q4 1998            8.0%
6.    Cedar Ridge
      Daly City, CA                       195         $24.8             Q3 1997        Q4 1998           Q1 1999            9.0%
7.    The Park
      Hacienda Heights, CA                351         $28.7             Q2 1998        Q3 1999           Q1 2000            9.4%
8.    Lakeside
      Burbank, CA                         750         $67.1             Q2 1998        Q2 2000           Q4 2000            9.2%
9.    Gallery Place
      Redmond, WA                         222         $24.9             Q1 1998        Q1 1999           Q2 1999            8.6%
10.   Viewpointe
      Woodland Hills, CA                  663         $72.6             Q2 1998        Q1 1999           Q3 1999            9.7%
11.   Landing West
      Seattle, WA                         190         $12.3             Q1 1998        Q4 1998           Q1 1999            9.4%
12.   Waterhouse Place
      Beaverton, OR                       279         $19.4             Q2 1998        Q2 1999           Q3 1999            9.3%
                                       -----------------------                                                        -----------

      Subtotal/Weighted Average         3,954        $379.7                                                                 9.3%
                                       =======================                                                        ===========

(1) Redevelopment Communities are communities acquired for which redevelopment costs are expected to exceed the lesser of 10% of the original acquisition cost or $5,000,000.

(2) Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(3) Restabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of redevelopment.

(4) Projected EBITDA represents gross potential earnings projected to be achieved at completion of redevelopment before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) projected economic vacancy and (b) projected stabilized operating expenses.

Development Rights

The Company is considering the development of 22 new apartment communities. The status of these Development Rights range from land owned or under contract for which design and architectural planning has just commenced to land under contract or owned by the Company with completed site plans and drawings where construction can commence almost immediately. There can be no assurance that the Company will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that the Company will decide to develop any particular community. Further, there can be no assurance that construction of any particular community will be undertaken or, if undertaken, will begin at the expected times assumed in the financial projections or be completed at the total budgeted cost. Although there can be no assurance that all or any of these communities will proceed to development, management estimates that the successful completion of all of these communities would ultimately add approximately 6,512 institutional-quality apartment homes to the Company's portfolio. At June 30, 1998, the cumulative capitalized costs incurred in pursuit of the 22 Development Rights was approximately $32.7 million. Many of these apartment homes will offer features like those offered by the communities currently owned by the Company. The 22 Development Rights that the Company is currently pursuing are summarized on the following table.

                          AVALON BAY COMMUNITIES, INC.
                           DEVELOPMENT RIGHTS SUMMARY


                                                                                 Total
                                                        Estimated              Budgeted
                                                          Number                 Cost
                       Location                          of Homes            ($ millions)
       ----------------------------------------   -------------------------------------------
 1.    Peabody, MA                                          434                   $35.9
 2.    Bellevue, WA                                         200                    29.1
 3.    Mountain View, CA               (1)                  200                    50.0
 4.    San Jose, CA                    (1)                  288                    53.8
 5.    Hull, MA                                             162                    17.0
 6.    New Rochelle, NY                                     408                    63.1
 7.    Freehold, NJ                                         452                    38.4
 8.    Herndon, VA                                          165                    19.6
 9.    Melville - II, NY                                    340                    40.3
10.    Orange, CT                                           168                    15.4
11.    New Canaan, CT                  (1) (2)              104                    23.8
12.    Darien, CT                                           172                    26.1
13.    Yonkers, NY                                          256                    33.7
14.    Greenburgh - II, NY                                  500                    74.5
15.    Greenburgh - III, NY                                 266                    39.6
16.    Arlington, VA                                        635                    68.9
17.    Florham Park, NJ                                     270                    37.5
18.    Edgewater, NJ                                        404                    68.6
19.    Hopewell, NJ                                         280                    29.8
20.    Naperville, IL                                       200                    20.4
21.    Westbury, NY                                         361                    49.8
22.    Providence, RI                                       247                    30.4
                                                    ----------------        -----------------
            Totals                                        6,512                  $865.7
                                                    ================        =================


(1)    Company owns land, but construction has not yet begun.

(2) Currently anticipated that the land seller will retain a minority limited partner interest.

Risks of Development and Redevelopment

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

For each new development community, the Company establishes a target for projected EBITDA as a percentage of total budgeted cost. Projected EBITDA as a percentage of total budgeted cost represents gross potential earnings projected to be achieved at completion of development or redevelopment before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) projected economic vacancy and (b) projected stabilized operating expenses. Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, including land, acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with GAAP. Gross potential earnings and construction costs reflect those prevailing in the community's market at the time the Company's development budgets are prepared taking into consideration certain changes to those market conditions anticipated by the Company at the time. Although the Company attempts to anticipate changes in market conditions, the Company cannot predict with certainty what those changes will be. Construction costs have been increasing and, for certain of the Company's development communities, the total construction costs have been or are expected to be higher than the original budget. Nonetheless, because of increases in prevailing market rents management believes that, in the aggregate, the Company will still achieve its targeted projected EBITDA as a percentage of total budgeted cost for those communities experiencing costs in excess of the original budget. Management believes that it could experience similar increases in construction costs and market rents with respect to other development communities resulting in total construction costs that exceed original budgets. Likewise, costs to redevelop communities that have been acquired have, in some cases, exceeded management's original estimates and similar increases in costs may be experienced in the future. There can be no assurances that market rents in effect at the time new development communities or repositioned communities complete lease-up will be sufficient to fully offset the effects of any increased construction costs.

Capitalized Interest

In accordance with GAAP, the Company capitalizes interest expense during construction until each building obtains a final certificate of occupancy. Thereafter, interest for each completed building is expensed. Capitalized interest for all communities under construction or reconstruction the three months ended June 30, 1998 and 1997 totaled $3,561,000 and $1,396,000, respectively and for the six months ended June 30, 1998 and 1997 totaled $6,525,000 and $2,421,000, respectively.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Stockholders on June 4, 1998. The stockholders voted to elect Gilbert M. Meyer, Bruce A. Choate, John J. Healy, Jr., Brenda J. Mixson, Thomas
                  H. Nielsen and Lance R. Primis to serve as directors of the Company until the 1999 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

                      22,295,769 votes were cast for, and 2,134,974 votes were
                  withheld from the election of Mr. Meyer.

                      22,295,989 votes were cast for, and 2,134,755 votes were
                  withheld from the election of Mr. Choate.

                      22,295,989 votes were cast for, and 2,134,755 votes were
                  withheld from the election of Mr. Healy.

                      22,295,989 votes were cast for, and 2,134,755 votes were
                  withheld from the election of Ms. Mixson.

                      22,295,989 votes were cast for, and 2,134,755 votes were
                  withheld from the election of Mr. Nielsen.

                      22,295,989 votes were cast for, and 2,134,755 votes were
                  withheld from the election of Mr. Primis.

                  The stockholders voted to ratify certain amendments to the Company's charter relating to the rights, preferences and privileges of the Series A Preferred Stock. Of the shares of common stock voted on this proposal, 19,692,750 votes were cast in favor of this proposal, 688,092 were cast against, 71,560 votes abstained and 3,978,342 broker non-votes were recorded. Of the shares of Series A Preferred Stock voted on this proposal, 2,308,800 votes were cast in favor of this proposal.

                  The stockholders voted to ratify the 1994 Stock Incentive Plan, as amended and restated. Of the shares of common stock voted on this proposal, 18,304,106 votes were cast in favor of this proposal, 2,304,946 were cast against, 113,345 votes abstained and 3,978,347 broker non-votes were recorded.

                  The stockholders voted to approve the Agreement and Plan of Merger, dated as of March 9, 1998 (the "Merger Agreement"), by and between Bay and Avalon, the merger of Avalon with and into the Company (the "Merger"), with the Company as the surviving corporation (the "Surviving Corporation"), and all of the matters and transactions contemplated by the Merger Agreement, including the amendment and restatement of the charter of the Company. Of the shares of common stock voted on this proposal,

                  19,126,147 votes were cast in favor of this proposal, 1,288,540 votes were cast against, 37,719 votes abstained and 3,978,388 broker non-votes were recorded.

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3(i).1 Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998.

3(ii).1 Bylaws of the Company, as amended and restated on July 24, 1998.

10.1 Employment Agreement, dated as of March 9, 1998, between the Company and Richard L. Michaux.

10.2 Employment Agreement, dated as of March 9, 1998, between the Company and Charles H. Berman.

10.3 Employment Agreement, dated as of March 9, 1998, between the Company and Robert H. Slater.

10.4 Employment Agreement, dated as of March 9, 1998, between the Company and Thomas J. Sargeant.

10.5 Employment Agreement, dated as of March 9, 1998, between the Company and Bryce Blair.

10.6 Revolving Loan Agreement, dated as of June 23, 1998, between the Company and Fleet National bank, Morgan Guaranty Trust Company of New York and Union Bank of Switzerland, each as co-agents.

27.1              Financial Data Schedule.

                  (b)      REPORTS ON FORM 8-K

1. Form 8-K of the Company, filed April 16, 1998, relating to the filing of unaudited pro forma condensed financial statements giving effect to the Merger of the Company and Avalon Properties, Inc.

2. Form 8-K of the Company, filed April 22, 1998, relating to the announcement of the Company's results of operations for fiscal quarter ended March 31, 1998.

3. Form 8-K of the Company, filed June 19, 1998, announcing the completion of the Merger by and between the Company and Avalon Properties, Inc., in which the Company was the surviving corporation. This Form 8-K contains unaudited pro forma condensed financial statements.

4. Form 8-K/A of the Company, filed June 26, 1998, incorporating by reference certain agreements related to Avalon Properties, Inc.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AVALON BAY COMMUNITIES, INC.


Date:    August 14, 1998                                /s/ Richard L. Michaux
                                         -------------------------------------
                                                            Richard L. Michaux
                                          Chief Executive Officer and Director


Date:    August 14, 1998                                /s/ Thomas J. Sargeant
                                         -------------------------------------
                                                            Thomas J. Sargeant
                                         Chief Financial Officer and Treasurer