Form 10-Q
period 1998-09-30
AVALONBAY COMMUNITIES INC
filed 1998-11-16
CIK 915912

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

                For the quarterly period ended September 30, 1998

                         Commission file number 1-12672


                           AVALONBAY COMMUNITIES, INC.
             (Exact name of registrant as specified in its charter)

                              --------------------


Maryland                                                              77-0404318
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


                        2900 Eisenhower Avenue, Suite 300
                           Alexandria, Virginia 22314
          (Address of principal executive offices, including zip code)

                                 (703) 329-6300
              (Registrant's telephone number, including area code)

                          Avalon Bay Communities, Inc.
                   (Former name, if changed since last report)

                              --------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                Yes [X]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

              63,843,927 shares outstanding as of November 3, 1998

================================================================================

                           AVALONBAY COMMUNITIES, INC.
                                    FORM 10-Q
                                      INDEX
                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of September 30,
         1998 and December 31, 1997.....................................       2

         Condensed Consolidated Statements of Operations for the
         three months and nine months ended September 30, 1998
         and 1997.......................................................       3

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1998 and 1997..................     4-5

         Notes to Condensed Consolidated Financial Statements...........    6-13


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................   14-35


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      36

Item 2.  Changes in Securities..........................................      36

Item 3.  Defaults Upon Senior Securities................................      36

Item 4.  Submission of Matters to a Vote of Security Holders............      36

Item 5.  Other Information..............................................      36

Item 6.  Exhibits and Reports on Form 8-K...............................   36-37

Signatures..............................................................      38

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AVALONBAY COMMUNITIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                  9-30-98
                                                                                 (unaudited)            12-31-97
                                                                                 -----------           ----------
ASSETS
Real estate:
       Land                                                                      $  730,168            $  299,885
       Buildings and improvements                                                 2,620,882               839,638
       Furniture, fixtures and equipment                                            105,872                63,631
                                                                                 ----------            ----------
                                                                                  3,456,922             1,203,154

       Less acccumulated depreciation                                              (120,448)              (79,031)
                                                                                 ----------            ----------
       Net operating real estate                                                  3,336,474             1,124,123
       Construction in progress (including land)                                    354,870               170,361
       Communities held for sale                                                    128,978                    --
                                                                                 ----------            ----------
           Total real estate, net                                                 3,820,322             1,294,484

Cash and cash equivalents                                                             9,458                 3,188
Cash in escrow                                                                        7,606                 1,597
Resident security deposits                                                            9,785                    --
Investments in unconsolidated joint ventures                                         17,265                    --
Deferred financing costs, net                                                        12,661                 8,174
Deferred development costs                                                           13,132                    --
Prepaid expenses and other assets                                                    68,337                10,207
                                                                                 ----------            ----------
                   TOTAL ASSETS                                                  $3,958,566            $1,317,650
                                                                                 ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Variable rate unsecured credit facility                                          $  327,600            $  224,200
Unsecured senior notes                                                              710,000                    --
Notes payable                                                                       496,258               263,284
Dividends payable                                                                    41,040                12,591
Payables for construction                                                            28,134                 3,853
Accrued expenses and other liabilities                                               43,158                 5,598
Accrued interest payable                                                             11,901                    84
Resident security deposits                                                           19,224                 6,212
                                                                                 ----------            ----------
                   TOTAL LIABILITIES                                              1,677,315               515,822
                                                                                 ----------            ----------

Minority interest of unitholders in consolidated operating partnerships              32,260                 9,133

Stockholders' equity:
        Preferred stock, $.01 par value; 50,000,000 shares authorized;
              0 and 2,308,800 shares of Series A outstanding at
              September 30, 1998 and December 31, 1997, respectively;
              0 and 405,022 shares of Series B outstanding at
              September 30, 1998 and December 31, 1997, respectively;
              2,300,000 shares of Series C outstanding at both
              September 30, 1998 and December 31, 1997; 3,267,700
              shares of Series D outstanding at both September 30,
              1998 and December 31, 1997; 4,455,000 and 0 shares of
              Series F outstanding at September 30, 1998 and
              December 31, 1997, respectively; and 4,300,000 and 0
              shares of Series G outstanding at September 30, 1998
              and December 31, 1997, respectively                                       143                    83
         Common stock, $.01 par value; 300,000,000 shares authorized;
              63,683,676 and 26,077,518 shares outstanding at
              September 30, 1998 and December 31, 1997, respectively                    637                   261
         Additional paid-in capital                                               2,321,891               823,520
         Deferred compensation                                                       (5,647)                   --
         Dividends in excess of accumulated earnings                                (68,033)              (31,169)
                                                                                 ----------            ----------
                   TOTAL STOCKHOLDERS' EQUITY                                     2,248,991               792,695
                                                                                 ----------            ----------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $3,958,566            $1,317,650
                                                                                 ==========            ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (Dollars in thousands, except share data)

                                                         For the three months ended          For the nine months ended
                                                         --------------------------          -------------------------
                                                           9-30-98          9-30-97           9-30-98          9-30-97
                                                          --------          -------          --------          -------

Revenue:
        Rental income                                     $117,693          $33,164          $233,794          $89,805
        Management fees                                        342               --               457               --
        Other income                                            29               12                43               25
                                                          --------          -------          --------          -------
                Total revenue                              118,064           33,176           234,294           89,830
                                                          --------          -------          --------          -------


Expenses:
        Operating expenses                                  32,848            8,403            63,554           23,095
        Property taxes                                      10,183            2,506            19,576            6,665
        Interest expense                                    18,385            3,243            35,748           10,360
        Depreciation and amortization                       23,579            6,927            48,082           19,053
        General and administrative                           2,579            1,265             5,525            2,933
        Provision for unrecoverable deferred
            development costs                                  350              140               750              670
                                                          --------          -------          --------          -------
                 Total expenses                             87,924           22,484           173,235           62,776
                                                          --------          -------          --------          -------


Equity in income of unconsolidated joint ventures              608               --               846               --
Interest income                                              1,222               52             1,690              163
Minority interest                                             (470)             (91)             (874)            (315)
                                                          --------          -------          --------          -------

Net income before gain on sale of communities               31,500           10,653            62,721           26,902
Gain on sale of communities                                     40               --                40               --
                                                          --------          -------          --------          -------

Net income                                                  31,540           10,653            62,761           26,902
Dividends attributable to preferred stock                   (7,769)          (2,396)          (16,292)          (4,837)
                                                          --------          -------          --------          -------

Net income available to common stockholders               $ 23,771          $ 8,257          $ 46,469          $22,065
                                                          ========          =======          ========          =======


Per common share:

        Net income - basic                                $   0.37          $  0.36          $   1.05          $  1.01
                                                          ========          =======          ========          =======

        Net income - diluted                              $   0.37          $  0.36          $   1.03          $  1.01
                                                          ========          =======          ========          =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                For the nine months ended
                                                                                -------------------------
                                                                                 9-30-98         9-30-97
                                                                                ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $  62,761       $  26,902
    Adjustments to reconcile net income to cash provided
        by operating activities:
            Depreciation and amortization                                          48,082          19,053
            Amortization of deferred compensation                                     574              --
            Equity in income of unconsolidated joint ventures                        (846)             --
            Income allocated to minority interest                                     874             315
            Gain on sale of communities                                               (40)             --
            Decrease in cash in escrow, net                                        (1,902)           (471)
            Increase (decrease) in prepaid expenses and other assets                1,377         (18,235)
            Increase in accrued expenses, other liabilities and accrued
                interest payable                                                   10,004           5,695
                                                                                ---------       ---------
            Total adjustments                                                      58,123           6,357
                                                                                ---------       ---------
            Net cash provided by operating activities                             120,884          33,259


CASH FLOWS USED IN INVESTING ACTIVITIES:
    Investments in unconsolidated joint ventures                                      615              --
    Increase in construction payables                                              10,119           1,820
    Distributions from equity investments                                             351              --
    Acquisition of participating mortgage note                                    (24,000)             --
    Proceeds from sale of communities, net of selling costs                        56,665              --
    Purchase and development of real estate                                      (532,449)       (301,473)
                                                                                ---------       ---------
            Net cash used in investing activities                                (488,699)       (299,653)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net                                                  59,294         262,391
    Dividends paid                                                                (71,176)        (29,912)
    Proceeds from sale of unsecured senior notes                                  400,000              --
    Payment of deferred financing costs                                            (5,590)             --
    Repayments of notes payable                                                    (1,836)           (739)
    Borrowings under unsecured facilities                                         545,926         294,900
    Repayments of unsecured facilities                                           (551,526)       (256,900)
    Distributions to minority partners                                             (1,007)           (437)
                                                                                ---------       ---------
            Net cash provided by financing activities                             374,085         269,303
                                                                                ---------       ---------

            Net increase in cash                                                    6,270           2,909

Cash and cash equivalents, beginning of period                                      3,188             920
                                                                                ---------       ---------

Cash and cash equivalents, end of period                                        $   9,458       $   3,829
                                                                                =========       =========

Cash paid during period for interest, net of amount capitalized                 $  23,818       $   9,578
                                                                                =========       =========

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

The Company assumed debt in connection with acquisitions totaling $10,400 and $25,603 during the nine months ended September 30, 1998 and 1997, respectively. The Company issued $3,851 in operating partnership units for acquisitions during 1998.

During the nine months ended September 30, 1998, 2,308,800 shares of Series A Preferred Stock and 405,022 shares of Series B Preferred Stock totaling $28 were converted into an aggregate of 2,713,822 shares of Common Stock.

Dividends declared but not paid as of September 30, 1998 and 1997 totaled $41,040 and $11,878, respectively.







  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Recent Developments

AvalonBay Communities, Inc. (in conjunction with its partnerships and subsidiaries, the "Company"), is a real estate investment trust ("REIT") that is focused exclusively on the ownership of institutional-quality apartment communities in high barrier-to-entry markets of the United States. These markets include Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country. The Company is the surviving corporation from the merger (the "Merger") of Avalon Properties, Inc. ("Avalon") with and into the Company (sometimes hereinafter referred to as "Bay" before the Merger) on June 4, 1998. The Merger was accounted for as a purchase of Avalon by Bay. Concurrently with the Merger, the Company changed its name from Bay Apartment Communities, Inc. to Avalon Bay Communities, Inc. On October 2, 1998, the Company changed its name from Avalon Bay Communities, Inc. to AvalonBay Communities, Inc.

At September 30, 1998, the Company owned or held an ownership interest in 130 operating apartment communities containing 38,132 apartment homes in sixteen states and the District of Columbia. The Company also owned 16 communities with an estimated 4,432 apartment homes under construction and rights to develop an additional 23 communities that will contain an estimated 6,377 apartment homes. Of the operating apartment communities, there were 13 communities containing 4,855 apartment homes under reconstruction.

During the third quarter of 1998, the Company's acquisition investments totaled $154,000 comprised principally of the acquisition of the Prudential Center Apartments for $130,000. The remaining $24,000 related to the acquisition of a participating mortgage note secured by Fairlane Woods, a 288 apartment home community located in Dearborn, Michigan. Management is pursuing the purchase of a 100% equity interest in Fairlane Woods, but no assurance can be provided that such an equity interest can be acquired. The Company also acquired land on which development of two new communities with 505 new apartment homes will begin in the fourth quarter of 1998. The total budgeted construction cost for these communities is approximately $60,400.

Dispositions during the third quarter of 1998 consisted of the sale of three communities, two in suburban Detroit, Michigan and one in suburban Los Angeles, California. Proceeds from the sale of the Michigan communities, which contained a total of 758 apartment homes, were approximately $44,000. Proceeds from the sale of the California community, which contained 260 apartment homes, were approximately $12,500. The net proceeds were used to repay amounts outstanding under the Company's unsecured credit facility and to acquire the participating mortgage note secured by Fairlane Woods.

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's and Avalon's Annual Reports on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods have been included.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned partnerships and subsidiaries and the operating partnerships structured as DownREITs. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate

Significant expenditures which improve or extend the life of the asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during development, redevelopment and acquisition. Expenditures for maintenance and repairs are charged to operations as incurred.

The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset is delivered and a final certificate of occupancy is issued. Cost capitalization during redevelopment of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out-of-service for redevelopment and ends when the apartment home redevelopment is completed and the apartment home is placed-in-service. The accompanying condensed consolidated financial statements include a charge to expense for unrecoverable deferred development costs related to pre-development communities that are unlikely to be developed.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from ten to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.

Lease terms for apartment homes are generally one year or less. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized as they accrue.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 1994 and has not revoked such election. A corporate REIT is a legal entity which holds real estate interests and, if certain conditions are met (including but not limited to the payment of a minimum level of dividends to stockholders), the payment of federal and state income taxes at the corporate level is avoided or reduced. Management believes that all such conditions for the avoidance of taxes have been met for the periods presented. Accordingly, no provision for federal and state income taxes has been made.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company's cash, cash equivalents, and cash in escrows is held at major commercial banks.

Earnings per Common Share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." In accordance with the provisions of SFAS No. 128, basic earnings per share for the three and nine months ended September 30, 1998 and 1997 is computed by dividing earnings available to common shares (net income less preferred stock dividends) by the weighted average number of shares outstanding during the period. Additionally, other potentially dilutive common shares are considered when calculating earnings per share on a diluted basis. The Company's basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                 Three Months Ended                 Nine  Months Ended
                                             --------------------------         --------------------------
                                               9-30-98         9-30-97            9-30-98         9-30-97
                                             ----------      ----------         ----------      ----------

Weighted average common shares
   outstanding - basic                       64,317,021      22,745,075         44,432,272      21,532,999

Shares issuable from assumed conversion of:
   Preferred stock                                   --       2,713,822                 --       2,713,822
   Common stock options                         374,780         344,473            447,268         284,386
   Unvested restricted stock grants             240,765          --                240,765              --
                                             ----------      ----------         ----------      ----------

Weighted average common shares
   outstanding - diluted                     64,932,566      25,803,370         45,120,305      24,531,207
                                             ==========      ==========         ==========      ==========

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior years' financial statements to conform with current year presentations.

Newly Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure of Segment Information." SFAS No. 130 establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements and becomes effective for the Company for the fiscal year ending December 31, 1998. Comprehensive income includes unrealized gains and losses on securities currently reported by the Company as a component of stockholders' equity which the Company would be required to include in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the consolidated balance sheet. At September 30, 1998 this pronouncement has no material effect on the Company's results of operations.

SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 becomes effective for the Company for the fiscal year ending December 31, 1998. The Company does not believe this pronouncement will have a material impact on the Company's consolidated financial statements.

In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Ruling 97-11 entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which requires that internal costs of identifying and acquiring operating property be expensed as incurred. Costs associated with the acquisition of non-operating property may still be capitalized. The ruling is effective for acquisitions completed subsequent to March 19, 1998. This ruling does not have a material effect on the Company's condensed consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company currently plans to adopt this pronouncement effective January 1, 2000, and will determine both the method and impact of adoption prior to that date.

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

    The Company issued one share of Series F and G Preferred Stock for each outstanding share of Avalon Series A and B Preferred Stock, respectively.

The following unaudited pro forma information has been prepared as if the Merger and related transactions had occurred on January 1, 1997. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what actual results would have been nor does it purport to represent the results of operations for future periods had the Merger been consummated on January 1, 1997.

                                                                   FOR THE NINE MONTHS ENDED
                                                                  ---------------------------
                                                                   9-30-98            9-30-97
                                                                  --------           --------

     Pro forma total revenue                                      $330,168           $212,712
                                                                  ========           ========
     Pro forma net income available to common
       stockholders                                               $ 60,258           $ 39,163
                                                                  ========           ========

     Per common share:
     Pro forma net income-basic                                   $    .95           $    .78
                                                                  ========           ========
     Pro forma net income-diluted                                 $    .94           $    .77
                                                                  ========           ========

3.  INTEREST CAPITALIZED

Capitalized interest associated with projects under development or redevelopment totaled $4,847 and $2,009 for the three months ended September 30, 1998 and 1997, respectively, and $11,372 and $4,430 for the nine months ended September 30, 1998 and 1997, respectively.

4.  NOTES PAYABLE, UNSECURED SENIOR NOTES AND CREDIT FACILITY

The Company's notes payable, unsecured senior notes and credit facility are summarized as follows:

                                                                   9-30-98             12-31-97
                                                                 ----------            --------

     Fixed rate notes payable (conventional and tax-exempt)      $  432,606            $263,284
     Variable rate notes payable (tax-exempt)                        63,652                  --
     Fixed rate unsecured senior notes                              710,000                  --
     Variable rate unsecured credit facility                        327,600             224,200
                                                                 ----------            --------

                                                                 $1,533,858            $487,484
                                                                 ==========            ========

Notes payable are collateralized by certain apartment communities and mature at various dates from July 1999 through December 2036. The weighted average interest rate of variable rate notes (tax-exempt) was 4.5% at September 30, 1998. The weighted average interest rate of fixed rate notes (conventional and tax-exempt) was 6.6% and 6.4% at September 30, 1998 and December 31, 1997, respectively.

The Company has a $600,000 variable rate unsecured credit facility (the "Unsecured Facility") with Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Fleet National Bank, serving as co-agents for a syndicate of commercial banks. The Unsecured Facility bears interest at the London Interbank Offered Rate ("LIBOR") based on rating levels achieved on the Company's senior unsecured notes and on a maturity selected by the Company. The current pricing is LIBOR plus .60% per annum. The Unsecured Facility, which was put into place during June 1998, replaced three separate credit facilities previously available to the separate companies prior to the Merger. The terms of the retired facilities were similar to the Unsecured Facility. In addition, the Unsecured Facility includes a competitive bid option for up to $400,000. The interest rate for borrowings under the Unsecured Facility as of September 30, 1998 was 6.1%. The Company is subject to certain customary covenants under the Unsecured Facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charge coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company's Funds from Operations ("FFO"), as defined therein. The Unsecured Facility matures in July 2001 and has two, one-year extension options.

The Company's unsecured senior notes consist of the following:

                                           Interest          Maturity
                        Principal            Rate              Date
                        ---------          --------          --------

                         $100,000            7.375%            2002
                         $ 50,000            6.25%             2003
                         $100,000            6.5%              2003
                         $100,000            6.625%            2005
                         $ 50,000            6.5%              2005
                         $150,000            6.8%              2006
                         $110,000            6.875%            2007
                         $ 50,000            6.625%            2008

The Company's unsecured senior notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company's required debt service payments.

5.  STOCKHOLDERS' EQUITY

The following summarizes the changes in stockholders' equity for the nine months ended September 30, 1998:

                                                                                                    Dividends
                                                                     Additional                    in excess of
                                              Preferred    Common      paid-in       Deferred      accumulated
                                                stock      stock       capital     compensation      earnings        Total
                                              ---------    ------    ----------    ------------    -------------   ----------
Stockholders' equity, December 31, 1997         $ 83        $261     $  823,520       $    --        $(31,169)     $  792,695
Dividends declared                                --          --             --            --         (99,625)        (99,625)
Issuance of common stock                          --          17         59,277            --              --          59,294
Merger of Avalon and the Company                  88         331      1,439,094        (6,221)             --       1,433,292
Conversion of preferred stock to
     common stock                                (28)         28             --            --              --              --
Amortization of deferred compensation             --          --             --           574              --             574
Net income                                        --          --             --            --          62,761          62,761
                                                ----        ----     ----------       -------        --------      ----------
Stockholders' equity, September 30, 1998        $143        $637     $2,321,891       $(5,647)       $(68,033)     $2,248,991
                                                ====        ====     ==========       =======        ========      ==========

6.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

At September 30, 1998, investments in unconsolidated joint ventures consist of a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run and a 50% general partnership interest in Avalon Grove. The unconsolidated joint venture interests were obtained in connection with the Merger. The following is a combined summary of the financial position of these joint ventures for the periods presented:
                                                        9-30-98       12-31-97
                                                       --------       --------
     Assets:
       Real estate, net                                $ 96,676       $ 97,964
       Other assets                                       4,694         10,790
                                                       --------       --------

         Total assets                                  $101,370       $108,754
                                                       ========       ========

     Liabilities and partners' equity:
       Mortgage notes payable                          $ 26,000       $ 26,000
       Other liabilities                                  4,752          4,164
       Partners' equity                                  70,618         78,590
                                                       --------       --------

         Total liabilities and partners' equity        $101,370       $108,754
                                                       ========       ========

The following is a combined summary of the operating results of these joint ventures for the periods presented:


                                Three months ended         Nine months ended
                                ------------------        -------------------
                                9-30-98    9-30-97        9-30-98     9-30-97
                                -------    -------        -------     -------

Rental income                   $ 5,019    $ 4,505        $14,719     $11,794
Other income                          8         11             20          36
Operating expenses               (1,500)    (1,384)        (4,156)     (3,793)
Mortgage interest expense          (205)      (222)          (628)       (661)
Depreciation and amortization      (764)      (735)        (2,279)     (1,991)
                                --------   --------       --------    --------

                                $ 2,558    $ 2,175        $ 7,676     $ 5,385
                                ========   ========       ========    ========



7.   COMMUNITIES HELD FOR SALE

During the third quarter of 1998, the Company determined that it would pursue a disposition strategy for certain assets in markets that were in primarily outlying locations. In connection with this decision, the Company's Board of Directors authorized management to pursue the disposition of select communities within specific markets. The Company will solicit competing bids from unrelated parties for these individual assets, and will consider the sales price and tax ramifications of each proposal. Management anticipates these assets will be sold during the upcoming twelve months. One of these communities authorized for sale, Arbor Park, was disposed during September 1998, resulting in a net gain of $40.

The assets to be disposed include land, buildings and improvements and furniture, fixtures and equipment, and are recorded at the lower of carrying amount or fair value less selling costs. At September 30, 1998, total real estate, net of accumulated depreciation, subject to sale totaled $128,978. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company's condensed consolidated statements of operations includes net income of the communities held for sale of $1,463 and $546 for the three months ended September 30, 1998 and 1997, respectively and $2,994 and $1,558 for the nine months ended September 30, 1998 and 1997, respectively.

8.  SUBSEQUENT EVENTS

On October 2, 1998, the Company held a Special Meeting of Stockholders at which stockholders approved (i) amendments to the charter reducing the number of authorized shares of the Company's Common Stock from 300,000,000 to 140,000,000, and (ii) an amendment to the charter changing the Company's name from "Avalon Bay Communities, Inc." to "AvalonBay Communities, Inc."

On October 15, 1998, the Company completed the sale of 4,000,000 shares of 8.7% Series H Cumulative Redeemable Preferred Stock at a public price of $25 per share (the "Offering"). The net proceeds from the Offering of approximately $96,600 were used to reduce borrowings under the Company's Unsecured Facility.

As disclosed in Footnote 7 of these financial statements, during the third quarter of 1998 the Company's Board of Directors authorized management to pursue the disposition of select communities within specific markets. During October 1998, the Board of Directors authorized additional communities to be disposed.

The additional assets to be disposed include land, buildings and improvements and furniture, fixtures and equipment and are recorded at the lower of carrying amount or fair value less selling costs. At September 30, 1998, total real estate, net of accumulated depreciation, subject to sale totaled $105,444 for these assets. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company's condensed consolidated statements of operations include net income of the communities held for sale of $762 and $249 for the three months ended September 30, 1998 and 1997, respectively and $1,347 and $703 for the nine months ended September 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. In addition, information concerning construction, occupancy and completion of Development Communities and Development Rights (as each term is hereinafter defined) and related cost and EBITDA estimates, as well as the cost, timing and effectiveness of Year 2000 compliance, are forward-looking statements. Reliance should not be placed on forward-looking statements as they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Certain factors that might cause such differences include, but are not limited to, the following: the Company may not be successful in managing its current growth in the number of apartment communities and the related growth of its business operations; the Company's expansion into new geographic market areas may not produce financial results that are consistent with its historical performance; acquisitions of portfolios of apartment communities may result in the Company acquiring communities that are more expensive to manage and portfolio acquisitions may not be successfully completed, resulting in charges to earnings; the Company may fail to secure or may abandon development opportunities; construction costs of a community may exceed original estimates; construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs and reduced rental revenues; occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond management's control; financing may not be available on favorable terms; the Company's cash flow may be insufficient to meet required payments of principal and interest; existing indebtedness may not be able to be refinanced or the terms of such refinancing may not be as favorable as the terms of existing indebtedness; and the Company and its suppliers may experience unanticipated delays or expenses in achieving Year 2000 compliance.

The following discussion should be read in conjunction with the consolidated financial statements and notes included in this report.

GENERAL

The Company is a real estate investment trust ("REIT") that is focused exclusively on the ownership of institutional-quality apartment communities in high barrier-to-entry markets of the United States. These markets include Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country. The Company is the surviving corporation from the merger (the "Merger") of Avalon Properties, Inc. ("Avalon") with and into the Company (sometimes hereinafter referred to as "Bay" before the Merger) on June 4, 1998. The Merger was accounted for as a purchase of Avalon by Bay. Concurrently with the Merger, the Company changed its name from Bay Apartment Communities, Inc. to Avalon Bay Communities, Inc. On October 2, 1998, the Company changed its name from Avalon Bay Communities, Inc. to AvalonBay Communities, Inc.

The Company is a fully-integrated real estate organization with in-house acquisition, development, redevelopment, construction, reconstruction, financing, marketing, leasing and management expertise. With its experience and in-house capabilities, the Company believes it is well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in its target markets.

The Company's real estate investments as of November 6, 1998 consist primarily of apartment communities in various stages of the development cycle and land or land options held for development and can be divided into three categories:

                                              Number of            Number of
                                             Communities        Apartment Homes
                                             -----------        ---------------
         Current Communities                     130                38,132
         Development Communities                  16                 4,432(*)
         Development Rights                       23                 6,377(*)

         (*) Represents an estimate

         "Current Communities" are apartment communities where construction is complete and the community has either reached stabilized occupancy or is in the initial lease-up process. A "Stabilized Community" is a Current Community that has completed its initial lease-up and has attained a physical occupancy level of at least 95% or has been completed for one year, whichever occurs earlier. An "Established Community" is a Current Community that has been a Stabilized Community with stabilized operating costs during the current and as of the beginning of the previous calendar year such that its year-to-date operating results are comparable between periods. Included in the Current Communities are "Redevelopment Communities," which are communities for which substantial redevelopment has either begun or is scheduled to begin. Redevelopment is considered substantial when additional capital invested during the reconstruction effort exceeds the lesser of $5 million or 10% of the community's acquisition cost. There are currently 13 Redevelopment Communities containing 4,855 apartment homes.

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

Of the Current Communities, the Company held a fee simple ownership interest in 112 operating communities (one of which is on land subject to a 149 year land lease), a general partnership interest in four other operating communities, a general partnership interest in partnerships structured as DownREITs, which own 13 communities, and a 100% interest in a senior participating mortgage note secured by another operating community. The Company holds a fee simple ownership interest in each of the Development Communities except for two communities for which the Company holds a general partnership interest. The existing DownREITs have been structured so that substantially all of the economic interests of these partnerships accrue to the benefit of the Company. The Company believes that it is unlikely that the limited partners in these partnerships will receive any financial return on their limited partnership interests other than the stated distributions on their units of the operating partnerships ("Units") or as a result of the possible future conversion of their Units into shares of common stock. The DownREIT partnerships are consolidated for financial reporting purposes.

Management believes apartment communities present an attractive investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand during all phases of a real estate cycle. The Company intends to pursue appropriate new investments (both acquisitions of communities and new developments) where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years.

At September 30, 1998, the Company's management ("Management") had positioned the Company's portfolio of Stabilized Communities, excluding communities owned by joint ventures, to a physical occupancy level of 96.5% and achieved an average economic occupancy of 96.7% and 96.5% for the three and nine months ended September 30, 1998, respectively. Average economic occupancy for the portfolio for the three and nine months ended September 30, 1997 was 95.8% and 95.6%, respectively. This continued high occupancy was achieved through aggressive marketing efforts combined with limited and targeted pricing adjustments. This positioning has resulted in overall growth in rental revenue from Established Communities between periods. It is Management's strategy to maximize total rental revenue through management of rental rates and occupancy levels. If market and economic conditions change, Management's strategy of maximizing total rental revenue could lead to lower occupancy levels. Given the high occupancy level of the portfolio, Management anticipates that any rental revenue and net income gains from the Company's Established Communities would be achieved primarily through higher rental rates and enhanced operating cost leverage provided by high occupancy.

The Company elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and has not revoked that election. The Company was incorporated under the laws of the State of California in 1978 and was reincorporated in the State of Maryland in July 1995. Its principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia 22314, and its telephone number at that location is (703) 329-6300. The Company also maintains super-regional offices in San Jose, California and Wilton, Connecticut and acquisition, development, redevelopment, construction, reconstruction or administrative offices in Boston, Massachusetts; Chicago, Illinois; Minneapolis, Minnesota; New York, New York; Newport Beach, California; Princeton, New Jersey; Richmond, Virginia; and Seattle, Washington.

RECENT DEVELOPMENTS

Acquisitions of Existing Communities. Since June 30, 1998, the Company has acquired the following community and land held for development communities (dollars in millions):

                                                            Period              Purchase         Apartment
   Current Communities             Location                Acquired               Price            Homes
   -------------------------------------------------------------------------------------------------------

1. Avalon at Prudential Center     Boston, MA                 3Q98              $130.0              781

                                                            Period              Budgeted         Apartment
   Development Communities         Location                Acquired              Cost(1)           Homes
   -------------------------------------------------------------------------------------------------------

1. Avalon Corners                  Stamford, CT               3Q98              $  32.5             195
2. Avalon Fox Mill                 Herndon, VA                3Q98              $  20.1             165
3. Avalon Court North              Melville, NY               3Q98              $  40.3             340

(1) Budgeted Cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with GAAP.

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

Sale of Existing Communities and Re-Investment of Proceeds. In connection with an agreement executed by Avalon in March 1998 which provided for the buyout of certain limited partners in DownREIT V Limited Partnership, the Company sold two communities, Village Park of Troy and Aspen Meadows, located in suburban Detroit, Michigan, in July 1998. Gross proceeds from the sale of the two communities, containing an aggregate of 758 apartment homes, were approximately $44 million and were used to acquire the participating mortgage note secured by the Fairlane Woods community in Dearborn, Michigan, with the balance used to repay amounts outstanding under the Company's $600 million variable rate unsecured credit facility (the "Unsecured Facility"). The Company also sold Arbor Park, a 260 apartment home community located in suburban Los Angeles, California. The gross proceeds of approximately $12.5 million were used to repay amounts outstanding under the Unsecured Facility.

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

The analysis that follows compares the operating results of the Company for the three and nine months ended September 30, 1998 and 1997.

Net income increased $20,887,000 (196.1%) to $31,540,000 for the three months ended September 30, 1998 compared to $10,653,000 for the comparable period of the preceding year. Net income increased $35,859,000 (133.3%) to $62,761,000 for the nine months ended September 30, 1998 compared to $26,902,000 for the comparable period of the preceding year. The primary reasons for these increases are additional operating income from the former Avalon communities, communities developed or acquired during 1998 and 1997, as well as growth in operating income from Established Communities.

Rental income increased $84,529,000 (254.9%) to $117,693,000 for the three months ended September 30, 1998 compared to $33,164,000 for the comparable period of the preceding year. Rental income increased $143,989,000 (160.3%) to $233,794,000 for the nine months ended September 30, 1998 compared to $89,805,000 for the comparable period of the preceding year. Of the increase for the nine month period, $4,118,000 relates to rental revenue increases from Established Communities, $86,046,000 relates to rental revenue attributable to the former Avalon communities, and $53,825,000 is attributable to the addition of newly completed or acquired apartment homes.

     Overall Portfolio - The $143,989,000 increase in rental income for the nine month period is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 9,535 apartment homes for the nine months ended September 30, 1997 to 24,034 apartment homes for the nine months ended September 30, 1998 as a result of additional apartment homes from the former Avalon communities and the development and acquisition of new communities. For the three months ended September 30, 1998, the weighted average monthly revenue per occupied apartment home increased $46 (4.4%) to $1,100 compared to $1,054 for the comparable period of the preceding year. For the nine months ended September 30, 1998, the weighted average monthly revenue per occupied apartment home increased $34 (3.3%) to $1,070 compared to $1,036 for the comparable period of the preceding year.

     Established Communities - Rental revenue increased $1,107,000 and $4,118,000 for the three and nine months ended September 30, 1998, respectively, compared to the comparable periods of the preceding year due to market conditions that allowed for higher average rents at relatively stable occupancy. For the three months ended September 30, 1998, weighted average monthly revenue per occupied apartment home increased $67 (6.3%) to $1,131 compared to $1,064 for the comparable period of the preceding year. The average economic occupancy decreased 0.7% from 98.0% for the three months ended September 30, 1997 to 97.3% for the three months ended September 30, 1998. For the nine months ended September 30, 1998, weighted average monthly revenue per occupied apartment home increased $73 (7.0%) to $1,111 compared to $1,038 for the comparable period of the preceding year. The average economic occupancy increased 0.1% from 97.6% for the nine months ended September 30, 1997 to 97.7% for the nine months ended September 30, 1998.

     The Company's Established Communities consist entirely of communities located within the Northern California market. Compared to the prior year, most of the sub-markets within Northern California have maintained a strong economic environment that has allowed for high occupancy levels and rent growth. However, Management has seen in recent periods that certain Northern California sub-markets, that are dependent on Silicon Valley employment markets are being negatively impacted by tightening employment conditions caused by recent Asian economic difficulties. These impacted sub-markets have not experienced the same rent growth or occupancy levels that are prevalent in other Northern California sub-markets.

Management fees totaling $342,000 and $457,000 for the three and nine months ended September 30, 1998, respectively, represent revenue from certain third-party contracts obtained from the Merger with Avalon.

Operating expenses increased $24,445,000 (290.9%) to $32,848,000 for the three months ended September 30, 1998 compared to $8,403,000 for the comparable period of the preceding year. These expenses increased $40,459,000 (175.2%) to $63,554,000 for the nine months ended September 30, 1998 compared to $23,095,000 for the comparable period of the preceding year.

     Overall Portfolio - The increases for the three and nine months ended September 30, 1998 are primarily due to additional expense from the former Avalon communities, the acquisition of new communities as well as the completion of Development Communities for which maintenance, insurance and other costs are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities - Operating expenses increased $41,000 (0.9%) to $4,428,000 for the three months ended September 30, 1998 compared to $4,387,000 for the comparable period of the preceding year. These expenses decreased $69,000 (0.5%) to $12,948,000 for the nine months ended September 30, 1998 compared to $13,017,000 for the comparable period of the preceding year. The net changes are the result of higher maintenance costs, offset by lower insurance costs.

Property taxes increased $7,677,000 (306.3%) to $10,183,000 for the three months ended September 30, 1998 compared to $2,506,000 for the comparable period of the preceding year. Property taxes increased $12,911,000 (193.7%) to $19,576,000 for the nine months ended September 30, 1998 compared to $6,665,000 for the comparable period of the preceding year.

     Overall Portfolio - The increases for the three and nine months ended September 30, 1998 are primarily due to additional expense from the former Avalon communities, the acquisition of new communities as well as the completion of Development Communities for which property taxes are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities - Property taxes increased $42,000 (3.1%) to $1,395,000 for the three months ended September 30, 1998 compared to $1,353,000 for the comparable period of the preceding year. Property taxes increased $163,000 (4.1%) to $4,132,000 for the nine months ended September 30, 1998 compared to $3,969,000 for the comparable period of the preceding year. These increases are primarily the result of increased assessments of property values.

Interest expense increased $15,142,000 (466.9%) to $18,385,000 for the three months ended September 30, 1998 compared to $3,243,000 for the comparable period of the preceding year. Interest expense increased $25,388,000 (245.1%) to $35,748,000 for the nine months ended September 30, 1998 compared to $10,360,000 for the comparable period of the preceding year. These increases are primarily attributable to $643,410,000 of debt assumed in connection with the Merger as well as increased borrowings under the Unsecured Facility offset in part by higher capitalization of interest from increased development, redevelopment, construction and reconstruction activity.

Depreciation and amortization increased $16,652,000 (240.4%) to $23,579,000 for the three months ended September 30, 1998 compared to $6,927,000 for the comparable period of the preceding year. Depreciation and amortization increased $29,029,000 (152.4%) to $48,082,000 for the nine months ended September 30, 1998 compared to $19,053,000 for the comparable period of the preceding year. These increases reflect additional expense from the former Avalon communities, as well as acquisitions and development of communities in 1998 and 1997.

General and administrative expenses increased $1,314,000 (103.9%) to $2,579,000 for the three months ended September 30, 1998 compared to $1,265,000 for the comparable period of the preceding year. General and administrative expenses increased $2,592,000 (88.4%) to $5,525,000 for the nine months ended September 30, 1998 compared to $2,933,000 for the comparable period of the preceding year. These increases are primarily due to the Merger and staff additions related to the growth of the Company's portfolio.

Provision for unrecoverable deferred development costs increased $210,000 (150.0%) to $350,000 for the three months ended September 30, 1998 compared to $140,000 for the comparable period of the preceding year. These costs increased $80,000 (11.9%) to $750,000 for the nine months ended September 30, 1998 compared to $670,000 for the comparable period of the preceding year. These increases are the result of higher provisions related to abandoned projects in the current year, offset by a significant one time charge in the prior year related to a large west coast portfolio acquisition that was not completed.

Equity in income of unconsolidated joint ventures of $608,000 and $846,000 for the three and nine months ended September 30, 1998, respectively, represents the Company's share of income of certain joint ventures that were acquired in conjunction with the Merger.

Interest income increased $1,170,000 to $1,222,000 for the three months ended September 30, 1998 compared to $52,000 for the comparable period of the preceding year. Interest income increased $1,527,000 to $1,690,000 for the nine months ended September 30, 1998 compared to $163,000 for the comparable period of the preceding year. These increases are primarily due to the interest on the Avalon Arbor note that was obtained from the Merger and the Fairlane Woods note acquired during August 1998.

Management generally considers Funds from Operations ("FFO") to be an appropriate measure of the operating performance of the Company because it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the net income as presented in the condensed consolidated financial statements included elsewhere in this report. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R), and is defined as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets and after adjustments for unconsolidated partnerships and joint ventures). FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Further, FFO as calculated by other REITs may not be comparable to the Company's calculation of FFO.

For the three months ended September 30, 1998, FFO increased to $47,492,000 from $16,178,000 for the comparable period in the preceding year. This increase is primarily due to the delivery of high yielding new development and redevelopment communities from the Merger with Avalon as well as the Company's existing redevelopment programs. Growth in earnings from Established Communities also contributed to the increase. Acquisition activity in 1998 and 1997 was also an important component of FFO growth between years.

FFO for the three months ended September 30, 1998 and the preceding four quarters are summarized as follows (dollars in thousands):

                                                                         For the three months ended
                                                     -------------------------------------------------------------------
                                                     9-30-98        6-30-98        3-31-98       12-31-97        9-30-97
                                                     -------        -------        -------       --------        -------
Net income                                           $31,540        $18,242        $12,979        $12,039        $10,653
Preferred dividends                                   (7,769)        (4,494)        (2,856)        (1,469)        (1,222)
Depreciation - real estate assets                     23,018         14,164          9,523          7,669          6,659
Joint venture adjustments                                183             62             --             --             --
Minority interest expense                                470            250             --             --             --
Gain on sale of communities                              (40)            --             --             --             --
Non-recurring adjustments to net income:
       Amortization of non-recurring costs,
       primarily legal, from the issuance of
       tax exempt bonds (1)                               90             90             90             90             88
                                                     -------        -------        -------        -------        -------

       Funds from Operations                         $47,492        $28,314        $19,736        $18,329        $16,178
                                                     =======        =======        =======        =======        =======


(1) Represents the amortization of pre-1986 bond issuance costs carried forward to the Company and costs associated with the reissuance of tax-exempt bonds incurred prior to the initial public offering of Bay in March 1994 (the "Initial Offering") in order to preserve the tax-exempt status of the bonds at the Initial Offering.

CAPITALIZATION OF FIXED ASSETS AND COMMUNITY IMPROVEMENTS

The Company maintains a policy with respect to capital expenditures that generally provides that only non-recurring expenditures are capitalized. Improvements and upgrades are capitalized only if the item exceeds $15,000, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make ready costs are expensed as incurred, including costs of carpet and appliance replacements, floor coverings, interior painting and other redecorating costs. Purchases of personal property (such as computers and furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the nine months ended September 30, 1998 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $3,373,000 or $100 per apartment home on a pro forma basis. For the nine months ended September 30, 1998, the Company charged to maintenance expense, including carpet and appliance replacements, a total of approximately $20,666,000 for Stabilized Communities or $745 per apartment home on a pro forma basis. Management anticipates that capitalized costs per apartment home will gradually rise as the Company's portfolio of communities matures.

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

Cash and cash equivalents increased from $3,829,000 at September 30, 1997 to $9,458,000 at September 30, 1998 due to the excess of cash provided by financing and operating activities over cash flow used in investing activities.

     Net cash provided by operating activities increased by $87,625,000 from $33,259,000 for the nine months ended September 30, 1997 to $120,884,000 for the nine months ended September 30, 1998 primarily due to an increase in operating income from newly developed and acquired communities and Established Communities.

     Cash used in investing activities increased by $189,046,000 from $299,653,000 for the nine months ended September 30, 1997 to $488,699,000. This increase reflects the expenditures for the 1998 and 1997 communities acquired, and the amounts used to acquire, develop, and construct the Development and Redevelopment Communities.

     Net cash provided by financing activities increased by $104,782,000 from $269,303,000 for the nine months ended September 30, 1997 to $374,085,000 for the nine months ended September 30, 1998 primarily due to the proceeds from the sale of unsecured senior notes and a net increase in borrowings under the Unsecured Facilities compared to the comparable period in the prior year, offset by a reduction in proceeds raised through the sale of common stock and an increase in dividends paid.

The Company regularly reviews its short-term liquidity needs and the adequacy of FFO and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring operating expenses, debt service payments and the minimum dividend payment required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. Management anticipates that these needs will be fully funded from cash flows provided by operating activities. Any short-term liquidity needs not provided by current operating cash flows would be funded from the Company's Unsecured Facility.

Management anticipates that no significant portion of the principal of any indebtedness will be repaid prior to maturity, and if the Company does not have funds on hand sufficient to repay such indebtedness, it will be necessary for the Company to refinance this debt. Such refinancing may be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. There can be no assurance that such additional debt financing or debt offerings will be available or, if available, that they will be on terms satisfactory to the Company.

Capital Resources. To sustain the Company's active development program, continuous access to the capital markets is required. Management intends to match the long-term nature of its real estate assets with long-term cost effective capital. Management follows a focused strategy to help facilitate uninterrupted access to capital. This strategy includes:

1. Hire, train and retain associates with a strong resident service focus, which should lead to higher rents, lower turnover and reduced operating costs;

2. Manage, acquire and develop institutional-quality communities with in-fill locations that should provide consistent, sustained earnings growth;

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

4. Maintain a conservative capital structure largely comprised of equity and with modest, cost-effective leverage. Secured debt will generally be avoided and used primarily to obtain low cost, tax-exempt debt. Such a structure should promote an environment whereby current ratings levels can be maintained;

5. Accounting practices that provide a high level of quality to reported earnings; and

6.   Timely, accurate and detailed disclosures to the investment community.


Management believes that these strategies provide a disciplined approach to capital access to help position the Company to fund portfolio growth.

Recent volatility in the capital markets has resulted in a shortage of liquidity for most companies. See "Future Financing Needs" for a discussion of Management's response to the current capital markets environment.

The following is a discussion of specific capital transactions, arrangements and agreements that are important to the capital resources of the Company.

UNSECURED FACILITY

The Company's Unsecured Facility is provided by a consortium of banks that provides for $600,000,000 in short-term credit and is subject to an annual facility fee of $900,000. The Unsecured Facility bears interest at the London Interbank Offered Rate ("LIBOR") based on rating levels achieved on the Company's senior unsecured notes and on a maturity selected by the Company. The current pricing is LIBOR plus 0.60% per annum and matures in July 2001. The Unsecured Facility, which was put into place during June 1998, replaced three separate credit facilities previously available to the separate companies prior to the Merger, with terms similar to the Unsecured Facility. A competitive bid option is available for up to $400,000,000 which may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.47% for balances most recently placed under the competitive bid option. At September 30, 1998, $327,600,000 was outstanding, $15,891,000 was used to provide letters of credit and $256,509,000 was available for borrowing under the Unsecured Facility. The Company will use borrowings under the Unsecured Facility for capital expenditures, acquisitions of developed or undeveloped communities, construction, development and renovation costs, credit enhancement for tax-exempt bonds and for working capital purposes.

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

FINANCING COMMITMENTS/TRANSACTIONS COMPLETED

Sale of senior unsecured notes. On July 7, 1998, the Company issued $250 million of senior unsecured notes, of which $100 million of the notes bear interest at 6.5% and will mature in July 2003 and $150 million of the notes bear interest at 6.8% and will mature in July 2006. The net proceeds of $247.6 million to the Company were used to reduce borrowings under the Company's Unsecured Facility.

Preferred offering. In October 1998, the Company completed an underwritten public offering of 4,000,000 shares of 8.7% Series H Cumulative Redeemable Preferred Stock at a public price of $25 per share (the "Offering"). The net proceeds from the Offering of approximately $96.6 million were used to reduce borrowings under the Company's Unsecured Facility.

FUTURE FINANCING NEEDS
Substantially all of the capital expenditures to complete the communities currently under construction and reconstruction will be funded from the Unsecured Facility and/or issuance of debt or equity securities. Management expects to continue to fund deferred development costs related to future developments from FFO and advances under the Unsecured Facility. The Company believes that these sources of capital are adequate to take each of the proposed communities to the point in the development cycle where construction can commence.

Management anticipates that available borrowing capacity under the Unsecured Facility and FFO will be adequate to meet future expenditures required to commence construction of each of the Development Rights. In addition, the Company currently anticipates funding construction of some (but not all) of the Development Rights under the expected remaining capacity of the Unsecured Facility. However, before the construction of a Development Right commences, the Company intends to ensure that adequate liquidity sources are in place to fund the construction of a Development Right, although no assurance can be given in this regard. If necessary, the Company will issue additional equity or debt securities, arrange additional capacity under the Unsecured Facility (or future credit facilities) or obtain additional construction loan commitments not currently in place.

A shortage of liquidity for corporate borrowers emerged during the third quarter of 1998. Management estimates that a significant portion of the Company's liquidity needs will be met from retained operating cash and borrowings under the Company's Unsecured Facility during the next 18 to 24 months. To meet the balance of the Company's liquidity needs, it will be necessary to arrange additional capacity under the Company's existing Unsecured Facility, complete the sale of existing communities or issue additional debt or equity securities. While Management believes the Company has the financial position to expand its short term credit capacity and support such capital markets activity, no assurance can be provided that the Company will be successful in completing these arrangements, offerings or sales. If these transactions cannot be completed, the liquidity shortage described herein could have a material and adverse impact on the operating results and financial condition of the Company.

During the third quarter of 1998, the Company determined that it would pursue a disposition strategy for certain assets in markets that were in outlying locations. In connection with this decision, the Company's Board of Directors authorized Management to pursue the disposition of select communities within specific markets. During October 1998, the Board of Directors authorized additional communities to be disposed. The Company will solicit competing bids from unrelated parties for these individual assets, and will consider the sales price and tax ramifications of each proposal. Management anticipates these assets will be sold during the upcoming twelve months. One of these communities authorized for sale, Arbor Park, was disposed during September 1998, resulting in a net gain of $40,000.

The assets to be disposed include land, buildings and improvements and furniture, fixtures and equipment. At September 30, 1998, total real estate, net of accumulated depreciation, of all communities currently subject to sale totaled $234,422,000. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds. The net income of the communities held for sale of $4,341,000 and $2,261,000 for the nine months ended September 30, 1998 and 1997, respectively, are included in the Company's condensed consolidated statements of operations.

The table on the following page summarizes debt maturities for the next five years (excluding the Unsecured Facility):

                           AVALONBAY COMMUNITIES, INC.
                             DEBT MATURITY SCHEDULE
                             (Dollars in thousands)

                                                     ALL-IN   PRINCIPAL    BALANCE   OUTSTANDING
                                                    INTEREST   MATURITY    ---------------------     ----     -----
                     Community                        Rate       Date      12-31-97    9-30-98       1998      1999
----------------------------------------------      --------  ---------    --------  -----------     ----     ------
Tax-Exempt Bonds:
    FIXED RATE
      Canyon Creek                                    6.48%     Jun-25     $ 38,534    $ 38,176      $123     $  517
      Waterford                                       5.88%     Aug-14       33,100      33,100        --         --
      City Heights                                    5.80%     Jun-25       20,714      20,552        56        233
      CountryBrook                                    7.87%     Mar-12       19,850      19,641        73        305
      Villa Mariposa                                  5.88%     Mar-17       18,300      18,300        --         --
      Sea Ridge                                       6.48%     Jun-25       17,479      17,317        56        235
      Foxchase I                                      5.88%     Nov-07       16,800      16,800        --         --
      Barrington Hills                                6.48%     Jun-25       13,185      13,062        43        177
      Rivershore                                      6.48%     Nov-22       10,309      10,200        38        158
      Foxchase II                                     5.88%     Nov-07        9,600       9,600        --         --
      Fairway Glen                                    5.88%     Nov-07        9,580       9,580        --         --
      Crossbrook                                      6.48%     Jun-25        8,484       8,408        26        109
      Larkspur Canyon                                 5.50%     Jun-25        7,610       7,551        20         85
      Avalon Ridge                                    5.69%     Jun-26           --      26,815        --         --
      Avalon View                                     7.55%     Aug-24           --      19,150        65        290
      Chase Lea                                       5.71%     Jun-26           --      16,835        --         --
      Avalon at Lexington                             6.56%     Feb-25           --      14,902        56        240
      Avalon Knoll                                    6.95%     Jun-26           --      13,796        42        175
      Avalon at Dulles                                7.04%     Jul-24           --      12,360        --         --
      Avalon Fields                                   7.57%     May-27           --      11,924        33        137
      Avalon at Hampton II                            7.04%     Jul-24           --      11,550        --         --
      Avalon at Symphony Glen                         7.06%     Jul-24           --       9,780        --         --
      Avalon West                                     7.73%     Dec-36           --       8,693         8         50
      Avalon Landing                                  6.85%     Jun-26           --       6,830        22         89
                                                                           --------   ----------     ----     ------
                                                                            223,545     374,922       661      2,800
    VARIABLE RATE

      Avalon Devonshire                                         Dec-25           --      27,305        --         --
      Avalon at Fairway Hills I                                 Jun-26           --      11,500        --         --
      Laguna Brisas                                             Mar-09           --      10,400        --         --
      Avalon at Hampton I                                       Jun-26           --       8,060        --         --
      Avalon Pointe                                             Jun-26           --       6,387        --         --
                                                                           --------   ----------     ----     ------
                                                                                 --      63,652        --         --
CONVENTIONAL LOANS:
    FIXED RATE
      $100 Million Senior Unsecured Notes             7.375%    Sep-02           --     100,000        --         --
      $100 Million Senior Unsecured Notes             6.625%    Jan-05           --     100,000        --         --
      $110 Million Senior Unsecured Notes             6.875%    Dec-07           --     110,000        --         --
      $50 Million Senior Unsecured Notes              6.25%     Jan-03           --      50,000        --         --
      $50 Million Senior Unsecured Notes              6.50%     Jan-05           --      50,000        --         --
      $50 Million Senior Unsecured Notes              6.625%    Jan-08           --      50,000        --         --
      $100 Million Senior Unsecured Notes             6.500%    Jul-03           --     100,000        --         --
      $150 Million Senior Unsecured Notes             6.800%    Jul-06           --     150,000        --         --
      Governor's Square                               7.65%     Aug-04       14,184      14,098        45        142
      The Arbors                                      7.25%     May-04       12,870      12,870        --         --
      Gallery Place                                   7.31%     May-01       11,685      11,537        34        214
      Cedar Ridge                                     6.50%     Jul-99        1,000       1,000        --         --
      Avalon Walk II                                  8.93%     Nov-04           --      12,815        53        221
      Avalon Pines                                    8.00%     Dec-03           --       5,364        34        112
                                                                           --------   ----------     ----     ------
                                                                             39,739     767,684       166        689

    VARIABLE RATE-NONE                                                           --          --        --         --
                                                                           --------   ----------     ----     ------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY                             $263,284   $1,206,258     $827     $3,489
                                                                           ========   ==========     ====     ======


                                                     ALL-IN   PRINCIPAL     TOTAL MATURITIES
                                                    INTEREST   MATURITY    -----------------    --------   ----------
                     Community                        Rate       Date        2000       2001      2002     Thereafter
----------------------------------------------      --------  ---------     ------    -------   --------   ----------
Tax-Exempt Bonds:
    FIXED RATE
      Canyon Creek                                    6.48%     Jun-25      $  554    $   594   $    637   $   35,751
      Waterford                                       5.88%     Aug-14          --         --         --       33,100
      City Heights                                    5.80%     Jun-25         250        268        288       19,457
      CountryBrook                                    7.87%     Mar-12         330        357        386       18,190
      Villa Mariposa                                  5.88%     Mar-17          --         --         --       18,300
      Sea Ridge                                       6.48%     Jun-25         251        270        289       16,216
      Foxchase I                                      5.88%     Nov-07          --         --         --       16,800
      Barrington Hills                                6.48%     Jun-25         190        203        218       12,231
      Rivershore                                      6.48%     Nov-22         171        184        198        9,451
      Foxchase II                                     5.88%     Nov-07          --         --         --        9,600
      Fairway Glen                                    5.88%     Nov-07          --         --         --        9,580
      Crossbrook                                      6.48%     Jun-25         117        126        136        7,894
      Larkspur Canyon                                 5.50%     Jun-25          91         98        105        7,152
      Avalon Ridge                                    5.69%     Jun-26          --         --         --       26,815
      Avalon View                                     7.55%     Aug-24         330        350        373       17,742
      Chase Lea                                       5.71%     Jun-26          --         --         --       16,835
      Avalon at Lexington                             6.56%     Feb-25         255        271        288       13,792
      Avalon Knoll                                    6.95%     Jun-26         187        200        214       12,978
      Avalon at Dulles                                7.04%     Jul-24          --         --         --       12,360
      Avalon Fields                                   7.57%     May-27         147        157        169       11,281
      Avalon at Hampton II                            7.04%     Jul-24          --         --         --       11,550
      Avalon at Symphony Glen                         7.06%     Jul-24          --         --         --        9,780
      Avalon West                                     7.73%     Dec-36          53         57         61        8,464
      Avalon Landing                                  6.85%     Jun-26          95        101        108        6,415
                                                                            ------    -------   --------   ----------
                                                                             3,021      3,236      3,470      361,734
    VARIABLE RATE

      Avalon Devonshire                                         Dec-25          --         --         --       27,305
      Avalon at Fairway Hills I                                 Jun-26          --         --         --       11,500
      Laguna Brisas                                             Mar-09          --         --         --       10,400
      Avalon at Hampton I                                       Jun-26          --         --         --        8,060
      Avalon Pointe                                             Jun-26          --         --         --        6,387
                                                                            ------    -------   --------   ----------
                                                                                --         --         --       63,652
CONVENTIONAL LOANS:
    FIXED RATE
      $100 Million Senior Unsecured Notes             7.375%    Sep-02          --         --    100,000           --
      $100 Million Senior Unsecured Notes             6.625%    Jan-05          --         --         --      100,000
      $110 Million Senior Unsecured Notes             6.875%    Dec-07          --         --         --      110,000
      $50 Million Senior Unsecured Notes              6.25%     Jan-03          --         --         --       50,000
      $50 Million Senior Unsecured Notes              6.50%     Jan-05          --         --         --       50,000
      $50 Million Senior Unsecured Notes              6.625%    Jan-08          --         --         --       50,000
      $100 Million Senior Unsecured Notes             6.500%    Jul-03          --         --         --      100,000
      $150 Million Senior Unsecured Notes             6.800%    Jul-06          --         --         --      150,000
      Governor's Square                               7.65%     Aug-04         153        165        178       13,415
      The Arbors                                      7.25%     May-04          --         --         --       12,870
      Gallery Place                                   7.31%     May-01         230     11,042         --           17
      Cedar Ridge                                     6.50%     Jul-99          --         --         --        1,000
      Avalon Walk II                                  8.93%     Nov-04         241        264        288       11,748
      Avalon Pines                                    8.00%     Dec-03         121        131        142        4,824
                                                                            ------    -------   --------   ----------
                                                                               745     11,602    100,608      653,874

    VARIABLE RATE-NONE                                                          --         --         --           --
                                                                            ------    -------   --------   ----------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY                              $3,766    $14,838   $104,078   $1,079,260
                                                                            ======    =======   ========   ==========

INFLATION

Substantially all of the leases at the Current Communities are for a term of one year or less, which may enable the Company to realize increased rents upon renewal of existing leases or commencement of new leases. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term without penalty. Short-term leases combined with relatively consistent demand allow rents, and therefore cash flow from the Company's portfolio of apartments, to provide an attractive inflation hedge.

YEAR 2000 COMPLIANCE

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. This could result in a system failure causing disruptions of operations or create erroneous results. The Year 2000 issue affects virtually all companies and organizations.

Management has been taking the necessary steps to understand the nature and extent of the work required to make its information computer systems and non-information embedded systems Year 2000 compliant. Management has identified certain phases necessary to become Year 2000 compliant and has established an estimated timetable for completion of those phases, as shown in the table on the following page:

              PHASE                                        DEFINITION                     ESTIMATED COMPLETION DATE
              -----                                        ----------                     -------------------------

1.     Designate Task Force                   Assign key management personnel to                  Completed
                                              the Company's Year 2000 Task Force
                                              ("the Task Force") to coordinate
                                              compliance efforts

2.     Introduce Year 2000 Awareness          Communicate the Year 2000 issue to                  Completed
                                              the Company.  Ensure current and
                                              future acquisition, development and
                                              operation processes address Year
                                              2000 compliance

3.     Inventory System                       Identify the Company's information                  Completed
                                              computer systems ("IT Systems") and
                                              non-information embedded systems
                                              ("Non-IT Systems")

4.     Contact Vendors                        Contact vendors of all IT and                   December 15, 1998
                                              Non-IT Systems to request
                                              information regarding compliance of
                                              those systems

5.     Prioritize and Budget                  Prioritize non-compliant IT and                 January 31, 1999
                                              Non-IT Systems and prepare initial
                                              budget for cost of becoming
                                              compliant

6.     Contingency Plan                       Develop contingency plan to                     January 31, 1999
                                              minimize disruptions and data
                                              processing errors in the event
                                              impacted IT and Non-IT Systems are
                                              not Year 2000 compliant on
                                              January 1, 2000

7.     Identify Solutions                     Identify the course of action                    March 31, 1999
                                              necessary to become Year 2000
                                              compliant, and engage third party
                                              service providers where needed

8.     Replace and Test Solutions             Replace non-compliant IT and Non-IT              August 31, 1999
                                              Systems and ensure functionality.

9.     Communicate to Residents               Communicate to residents steps the             September 30, 1999
                                              Company has taken towards becoming
                                              Year 2000 compliant and remaining
                                              IT and Non-IT Systems that may
                                              still be impacted

The Task Force has completed the Inventory System Phase for computerized IT Systems. The assessment determined that it will be necessary to modify, update or replace limited portions of the Company's computer hardware and software applications.

The Company anticipates that replacing and upgrading its existing IT Systems (both hardware and software) in the normal course of business will result in Year 2000 compliance by the end of the second quarter of 1999. The vendor that provides the Company's existing accounting software has a compliant version of its product, but growth in the Company's operations is expected to require a general ledger system with scope and functionality that is not present in either the system currently in use or the Year 2000 compliant version of that system. Accordingly, the Company is replacing the current general ledger system with an enhanced system that, in addition to increased functionality, is Year 2000 compliant. The new general ledger system has been selected and is expected to be implemented by the third quarter of 1999. The Company is not treating the cost of this new system as a Year 2000 expense because the implementation date has not been accelerated due to Year 2000 compliance concerns. The cost of the new general ledger system, after considering anticipated efficiencies provided by the new system, is not currently expected to have a material effect (either beneficial or adverse) on the Company's financial condition or results of operations.

The Task Force has also completed the Inventory System Phase of the Company's Non-IT Systems (e.g., security, heating and cooling, fire and elevator systems) at each community that may not be Year 2000 compliant, and has identified areas of risks for non-compliance by community type. The high-rises, mid-rises and newer garden communities represent the greatest risk of non-compliant systems as they have the most systems per community. The Task Force is currently conducting an assessment of these systems at all communities to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The Company's Task Force is currently in the process of contacting all system vendors to obtain information regarding the system's Year 2000 compliance, and this process is expected to be completed by December 15, 1998. Upon receipt of the vendors' responses, the Task Force will prioritize the non-compliant systems, if any, and proceed according to the phases described above. No assurance, however, can be given that the responses received will identify all non-compliant systems.

Upon completion of each of the above described upgrades and replacements of the Company's IT and Non-IT Systems, the Company will commence testing to ensure Year 2000 compliance. The Company currently expects its testing to be completed during the third quarter of 1999. While the Company anticipates such tests will be successful in all material respects, the Task Force intends to closely monitor the Company's Year 2000 compliance and will develop contingency plans by January 31, 1999, and continue to review both compliance and contingency plans, in the event certain systems are not compliant on time.

The Company continues to evaluate the estimated costs associated with these compliance efforts and, therefore, the total cost of bringing all Non-IT Systems into Year 2000 compliance has not been determined. Management anticipates that the costs of becoming Year 2000 compliant for all impacted Non-IT Systems will be reasonably measurable upon completion of the Prioritize and Budget Phase, currently scheduled to be completed by January 31, 1998. Based on available information, the Company believes that these costs will not have a material adverse effect on its business, financial condition or results of operations. However, no assurance can be given that all the Company's Non-IT Systems will be Year 2000 compliant by December 31, 1999 or that the Company will not incur significant costs pursuing Year 2000 compliance for Non-IT Systems.

The third parties with which the Company has material relationships include the Company's utility providers and the vendor that will provide the Company's new accounting software system. The Company is communicating with these, and other, third party providers and vendors with which it does business to determine the efforts being made on their part for compliance. The Company is currently requesting compliance certificates from all third parties that have an impact on the Company's operations, but no assurance can be given that such certifications will be received by the Company or that they will prove to be accurate. As described above, the Company expects that its accounting software will be Year 2000 compliant.

The Company is not aware of third parties other than its residents to which it could have potential material liabilities should its IT or Non-IT Systems be non-compliant on January 1, 2000. The inability of the Company to achieve Year 2000 compliance on its Non-IT Systems by January 1, 2000 may cause disruption in services that could potentially lead to declining occupancy rates, rental concessions, or higher operating expenses, and other material adverse effects, which are not quantifiable at this time. These disruptions may include, but are not limited to, disabled fire control systems, lighting controls, utilities, telephone and elevator operations.

Currently, the Company has not delayed any information technology or non-information technology projects due to the Year 2000 compliance efforts. However, the Company can neither provide assurance that future delays in such projects will not occur as a result of Year 2000 compliance efforts, nor anticipate the effects of such delays on the Company's operations.

The Company has not yet begun development of contingency plans for use in the event certain systems are not compliant on time. However, as previously shown, the Company does intend to develop contingency plans, and the development of such plans are scheduled to be completed by January 31, 1999.

NATURAL DISASTERS

Many of the Company's West Coast communities are located in the general vicinity of active earthquake faults. In July 1998, the Company obtained a seismic risk analysis from an engineering firm which estimated the probable maximum damage ("PMD") for each of the 60 West Coast communities that the Company owned at that time and for each of the five West Coast communities under development, individually and for all of those communities combined. To establish a PMD, the engineers first define a severe earthquake event for the applicable geographic area, which is an earthquake that has only a 10% likelihood of occurring over a 50-year period. The PMD is determined as the structural and architectural damage and business interruption loss that has a 10% probability of being exceeded in the event of such an earthquake. Because a significant number of the Company's communities are located in the San Francisco Bay Area, the engineers' analysis defined an earthquake on the Hayward Fault with a Richter Scale magnitude of 7.1 as a severe earthquake with a 10% probability of occurring within a 50-year period. The engineers then established an aggregate PMD at that time of $113 million for the 60 West Coast communities that the Company owned at that time and the five West Coast communities under development. The $113 million PMD for those communities was a PMD level that the engineers expected to be exceeded only 10% of the time in the event of such a severe earthquake. The actual aggregate PMD could be higher or lower as a result of variations in soil classifications and structural vulnerabilities. For each community, the engineers' analysis calculated an individual PMD as a percentage of the community's replacement cost and projected revenues. No assurance can be given that an earthquake would not cause damage or losses greater than the PMD assessments indicate, that future PMD levels will not be higher than the current PMD levels for the Company's communities located on the West Coast, or that future acquisitions or developments will not have PMD assessments indicating the possibility of greater damage or losses than currently indicated.

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

DEVELOPMENT COMMUNITIES

Currently 16 Development Communities are under construction. The total capitalized cost of these Development Communities, when completed, is expected to be approximately $694.7 million. There can be no assurance that the Company will complete the Development Communities, that the Company's budgeted costs, leasing, start dates, completion dates, occupancy or estimates of "EBITDA as % of Total Budgeted Cost" will be realized or that future developments will realize comparable returns.

The following page presents a summary of Development Communities:

                           AVALONBAY COMMUNITIES, INC.
                         DEVELOPMENT COMMUNITIES SUMMARY

                                                                                                                        Projected
                                                                                                                        EBITDA as
                                        Number of    Budgeted                              Estimated      Estimated    % of total
                                        apartment    cost (1)    Construction    Initial   completion   stabilization   budgeted
                                          homes    ($ millions)     start       occupancy     date         date (2)     cost (3)
                                        -----------------------------------------------------------------------------------------

     1. Avalon at Cameron Court
        Alexandria, VA                     460        $ 44.7       Q2 1997       Q1 1998     Q4 1998        Q1 1999       11.7%
     2. Toscana
        Sunnyvale, CA                      710        $119.9       Q3 1996       Q3 1997     Q4 1998        Q2 1999       10.8%
     3. CentreMark
        San Jose, CA                       311        $ 47.9       Q1 1997       Q3 1998     Q1 1999        Q2 1999       10.5%
     4. Avalon Willow
        Mamaroneck, NY                     227        $ 46.8       Q2 1997       Q4 1998     Q2 1999        Q3 1999        8.6%
     5. Rosewalk II
        San Jose, CA                       156        $ 20.3       Q4 1997       Q4 1998     Q1 1999        Q2 1999       11.1%
     6. Paseo Alameda
        San Jose, CA                       305        $ 54.0       Q3 1997       Q4 1998     Q2 1999        Q3 1999        9.9%
     7. The Tower at Avalon Cove
        Jersey City, NJ                    269        $ 51.8       Q1 1998       Q2 1999     Q3 1999        Q4 1999       10.0%
     8. The Avalon
        Bronxville, NY                     110        $ 28.1       Q1 1998       Q2 1999     Q3 1999        Q4 1999        9.3%
     9. Avalon Valley
        Danbury, CT                        268        $ 26.1       Q1 1998       Q1 1999     Q3 1999        Q1 2000       10.3% (4)
    10. Avalon Lake
        Danbury, CT                        135        $ 17.0       Q2 1998       Q2 1999     Q3 1999        Q1 2000       10.3% (4)
    11. Avalon Oaks  (5)
        Wilmington, MA                     204        $ 21.9       Q2 1998       Q1 1999     Q2 1999        Q4 1999       10.5%
    12. Avalon Crest
        Fort Lee, NJ                       351        $ 57.4       Q4 1997       Q2 1999     Q4 1999        Q1 2000       10.3%
    13. Bay Towers
        San Francisco, CA                  226        $ 65.9       Q4 1997       Q3 1999     Q3 1999        Q1 2000        9.6%
    14. Avalon Corners
        Stamford, CT                       195        $ 32.5       Q3 1998       Q3 1999     Q1 2000        Q3 2000       10.4%
    15. Avalon Fox Mill
        Herndon, VA                        165        $ 20.1       Q4 1998       Q3 1999     Q1 2000        Q2 2000       10.2%
    16. Avalon Court North
        Melville, NY                       340        $ 40.3       Q4 1998       Q3 1999     Q1 2000        Q3 2000       11.7%
                                         -------------------                                                              ----

        Total/Weighted average           4,432        $694.7                                                              10.3%
                                         ===================                                                              ====

(1) Budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with GAAP.
(2) Stabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of construction.
(3) Projected EBITDA represents gross potential earnings projected to be achieved at completion of construction before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) projected economic vacancy and (b) projected stabilized operating expenses. EBITDA is relevant to an understanding of the economics of the Company because it indicates cash flow available from Company operations to service fixed obligations. EBITDA should not be considered as an alternative to operating income, as determined in accordance with GAAP, as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA as disclosed by other REITs may not be comparable to the Company's calculation of EBITDA.
(4) Represents a combined yield for Avalon Valley and Avalon Lake.
(5) Financed with tax-exempt bonds.

REDEVELOPMENT COMMUNITIES

There are 13 Redevelopment Communities. The total capitalized cost of these Redevelopment Communities, when completed, is expected to be approximately $462.5 million. There can be no assurance that the Company will complete the Redevelopment Communities, that the Company's budgeted costs, leasing, start dates, completion dates, occupancy or estimates of "EBITDA as % of Total Budgeted Cost" will be realized or that future redevelopments will realize comparable returns.

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

The following page presents a summary of Redevelopment Communities:

                           AVALONBAY COMMUNITIES, INC.
                      REDEVELOPMENT COMMUNITIES SUMMARY (1)

                                                                                                                     Projected
                                                                                                                     EBITDA as
                                      Number of     Budgted                                           Estimated     % of total
                                      apartment     cost (2)    Reconstruction   Reconstruction     restabilized     budgeted
                                        homes     ($ millions)       start         completion      operations (3)    cost (4)
                                      ----------------------------------------------------------------------------------------

     1. The Arbors
        Campbell, CA                      252       $ 31.2          Q4 1997          Q1 1999            Q2 1999         9.1%
     2. Arbor Heights (5)
        Hacienda Heights, CA              351       $ 28.7          Q2 1998          Q3 1999            Q1 2000         9.4%
     3. Lakeside
        Burbank, CA                       750       $ 65.6          Q2 1998          Q4 2000            Q2 2001         9.4%
     4. Gallery Place
        Redmond, WA                       222       $ 25.3          Q1 1998          Q2 1999            Q3 1999         8.3%
     5. Viewpointe
        Woodland Hills, CA                663       $ 72.7          Q2 1998          Q2 1999            Q3 1999         9.7%
     6. Landing West
        Seattle, WA                       190       $ 11.9          Q1 1998          Q2 1999            Q3 1999         9.3%
     7. Waterhouse Place
        Beaverton, OR                     279       $ 20.3          Q2 1998          Q2 1999            Q3 1999         8.9%
     8. Westside Terrace (6)
        Los Angeles, CA                   363       $ 39.9          Q3 1998          Q1 1999            Q3 1999         9.3%
     9. Warner Oaks
        Woodland Hills, CA                227       $ 25.0          Q3 1998          Q4 1999            Q1 2000         9.2%
    10. Amberway
        Anaheim, CA                       272       $ 21.2          Q3 1998          Q3 1999            Q1 2000         8.8%
    11. Avalon Ridge
        Renton, WA                        420       $ 35.7          Q3 1998          Q2 2000            Q3 2000         9.8%
    12. Governor's Square
        Sacramento, CA                    302       $ 27.7          Q1 1998          Q1 1999            Q2 1999         8.4%
    13. Bay Pointe (7)
        San Diego, CA                     564       $ 57.3          Q3 1998          Q4 1999            Q1 2000         9.1%
                                        ------------------                                                              ---

        Total/Weighted average          4,855       $462.5                                                              9.2%
                                        ==================                                                              ===


(1) Redevelopment Communities are communities acquired for which redevelopment costs are expected to exceed the lesser of 10% of the original acquisition cost or $5,000,000.
(2) Budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.
(3) Restabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of redevelopment.
(4) Projected EBITDA represents gross potential earnings projected to be achieved at completion of redevelopment before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) projected economic vacancy and (b) projected stabilized operating expenses.
(5) Formerly named "The Park."
(6) Formerly named "Westwood Club."
(7) Formerly named "Mission Bay."

DEVELOPMENT RIGHTS

The Company is considering the development of 23 new apartment communities. The status of these Development Rights range from land owned or under contract for which design and architectural planning has just commenced to land under contract or owned by the Company with completed site plans and drawings where construction can commence almost immediately. There can be no assurance that the Company will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that the Company will decide to develop any particular community. Further, there can be no assurance that construction of any particular community will be undertaken or, if undertaken, will begin at the expected times assumed in the financial projections or be completed at the total budgeted cost. Although there can be no assurance that all or any of these communities will proceed to development, Management estimates that the successful completion of all of these communities would ultimately add approximately 6,377 institutional-quality apartment homes to the Company's portfolio. At September 30, 1998, the cumulative capitalized costs incurred in pursuit of the 23 Development Rights was approximately $35.5 million. Many of these apartment homes will offer features like those offered by the communities currently owned by the Company. The 23 Development Rights that the Company is currently pursuing are summarized on the following table.

                     AVALONBAY COMMUNITIES, INC.
                     DEVELOPMENT RIGHTS SUMMARY

                                                      Total
                                    Estimated       budgeted
                                     number           cost
        Location                    of homes       ($ millions)
     ---------------------------    ---------      ------------
 1.  Peabody, MA                       154            $20.6
 2.  Bellevue, WA                      200             29.1
 3.  Mountain View, CA      (1)        238             58.8
 4.  San Jose, CA           (1)        278             52.9
 5.  Hull, MA                          162             18.9
 6.  New Rochelle, NY                  400             78.8
 7.  Stamford, CT                      319             57.6
 8.  Freehold, NJ                      452             29.8
 9.  Orange, CT                        168             16.4
10.  New Canaan, CT         (1)(2)     104             23.8
11.  Darien, CT                        172             28.9
12.  Yonkers, NY                       256             35.0
13.  Greenburgh - II, NY               500             80.3
14.  Greenburgh - III, NY              266             42.7
15.  Arlington I, VA                   566             68.8
16.  Arlington II, VA                  324             35.5
17.  Florham Park, NJ                  270             39.1
18.  Edgewater, NJ                     408             74.6
19.  Hopewell, NJ                      280             29.8
20.  Naperville, IL                    100             15.2
21.  Westbury, NY                      361             49.8
22.  Providence, RI                    247             30.4
23.  Quincy, MA                        152             18.7
                                     -----           ------

          Totals                     6,377           $935.5
                                     =====           ======

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

For each new development community, the Company establishes a target for projected EBITDA as a percentage of total budgeted cost. Projected EBITDA represents gross potential earnings projected to be achieved at completion of development or redevelopment before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) projected economic vacancy and
(b) projected stabilized operating expenses. Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, including land, acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with GAAP. Gross potential earnings and construction costs reflect those prevailing in the community's market at the time the Company's development budgets are prepared taking into consideration certain changes to those market conditions anticipated by the Company at the time. Although the Company attempts to anticipate changes in market conditions, the Company cannot predict with certainty what those changes will be. Construction costs have been increasing and, for certain of the Company's Development Communities, the total construction costs have been or are expected to be higher than the original budget. Nonetheless, because of increases in prevailing market rents Management believes that, in the aggregate, the Company will still achieve its targeted projected EBITDA as a percentage of total budgeted cost for those communities experiencing costs in excess of the original budget. Management believes that it could experience similar increases in construction costs and market rents with respect to other development communities resulting in total construction costs that exceed original budgets. Likewise, costs to redevelop communities that have been acquired have, in some cases, exceeded Management's original estimates and similar increases in costs may be experienced in the future. There can be no assurances that market rents in effect at the time new development communities or repositioned communities complete lease-up will be sufficient to fully offset the effects of any increased construction costs.

CAPITALIZED INTEREST

In accordance with GAAP, the Company capitalizes interest expense during construction until each building obtains a final certificate of occupancy. Thereafter, interest for each completed building is expensed. Capitalized interest for all communities under construction or reconstruction for the three months ended September 30, 1998 and 1997 totaled $4,847,000 and $2,009,000, respectively, and for the nine months ended September 30, 1998 and 1997 totaled $11,372,000 and $4,430,000, respectively.

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  The Company is involved in certain ordinary routine litigation incidental to the conduct of its business. While the outcome of such litigation cannot be predicted with certainty, management does not expect any current litigation to have a material effect on the business or financial condition of the Company.

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

                  None

ITEM 5.           Other Information

                  None

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

Exhibit No.       Description
-----------       -----------

3(i).1 Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998 (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company for the quarter ended June 30, 1998).

3(i).2 Articles of Amendment, dated as of October 2, 1998 (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998).

3(i).3 Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998).

3(ii).1 Bylaws of the Company, as amended and restated, on July 24, 1998 (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company).

4.1 Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998).

4.2 First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21,
                  1998).

4.3 Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9,
                  1998).

4.4 The Company's 6.50% Senior Note due 2003 (Incorporated by reference to Exhibit 4.3 to Form 8-K of the Company filed on July 9, 1998).

4.5 The Company's 6.80% Senior Note due 2006 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed on July 9, 1998).

10.1 1994 Stock Incentive Plan, as amended and restated on April 13, 1998 and subsequently amended on July 24, 1998.

12.1              Statements re: Computation of ratios.

27.1              Financial Data Schedule.

                  (b)      Reports on Form 8-K

1. Form 8-K of the Company, filed July 9, 1998, announcing the completion of an underwritten public offering of the Company's Senior Notes.

2. Form 8-K of the Company, filed August 5, 1998, relating to the Company's acquisition of the Prudential Center Apartments on July 16, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           AVALONBAY COMMUNITIES, INC.


Date: November 16, 1998                /s/ Richard L. Michaux
                                           -------------------------------------
                                           Richard L. Michaux
                                           Chief Executive Officer and Director


Date: November 16, 1998                /s/ Thomas J. Sargeant
                                           -------------------------------------
                                           Thomas J. Sargeant
                                           Chief Financial Officer and Treasurer