Form 10-K
period 1998-12-31
AVALONBAY COMMUNITIES INC
filed 1999-03-31
CIK 915912

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                        2900 Eisenhower Avenue, Suite 300
                           Alexandria, Virginia 22314
           (Address of principal executive office, including zip code)

                                 (703) 329-6300
              (Registrant's telephone number, including area code)

                              --------------------
          Securities registered pursuant to Section 12(b) of the Act:

            Common Stock, par value $.01 per share                  New York Stock Exchange, Pacific Exchange
               Preferred Stock Purchase Rights                      New York Stock Exchange, Pacific Exchange
    8.50% Series C Cumulative Redeemable Preferred Stock,           New York Stock Exchange, Pacific Exchange
                   par value $.01 per share
    8.00% Series D Cumulative Redeemable Preferred Stock,           New York Stock Exchange, Pacific Exchange
                   par value $.01 per share
    9.00% Series F Cumulative Redeemable Preferred Stock,           New York Stock Exchange, Pacific Exchange
                   par value $.01 per share
    8.96% Series G Cumulative Redeemable Preferred Stock,           New York Stock Exchange, Pacific Exchange
                   par value $.01 per share
    8.70% Series H Cumulative Redeemable Preferred Stock,           New York Stock Exchange, Pacific Exchange
                   par value $.01 per share
                     (Title of each class)                         (Name of each exchange on which registered)
                         Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 1, 1999 was $2,015,257,270.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 1, 1999 was 64,103,611.

                       Documents Incorporated by Reference
                       -----------------------------------

               Portions of AvalonBay Communities Inc.'s Proxy Statement for the 1999 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
                                               PART I

ITEM 1.      BUSINESS...................................................................................1

ITEM 2.      COMMUNITIES................................................................................5

ITEM 3.      LEGAL PROCEEDINGS.........................................................................29

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS...........................................29

                                               PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS..............................................................30

ITEM 6.      SELECTED FINANCIAL DATA...................................................................31

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS..............................................34

ITEM 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK......................................................................53

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................54

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................................54

                                              PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT............................................54

ITEM 11.     EXECUTIVE COMPENSATION....................................................................54

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT...................................................................54

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................54

                                               PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                      REPORTS ON FORM 8-K..............................................................55

SIGNATURES   ..........................................................................................60

                                     PART I

       This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in the section entitled "Forward-Looking Statements" on page 34 of this Form 10-K.

ITEM 1.  BUSINESS

General

       AvalonBay Communities, Inc. (together with its subsidiaries, except as the context may otherwise require, the "Company") is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company focuses on the ownership and operation of institutional-quality apartment communities in high barrier-to-entry markets of the United States. These markets are located in Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country. The Company is the surviving corporation from the merger (the "Merger") of Avalon Properties, Inc. ("Avalon") with and into the Company (sometimes hereinafter referred to as "Bay" before the Merger) on June 4, 1998. In connection with the Merger, the Company changed its name from Bay Apartment Communities, Inc. to AvalonBay Communities, Inc.

       As of March 1, 1999, the Company owned or had an interest in 127 apartment communities containing 37,910 apartment homes in sixteen states and the District of Columbia, of which 13 communities containing 4,854 apartment homes were under redevelopment. The Company also owned 14 communities under development that will contain 3,262 apartment homes and rights to develop an additional 27 communities that, if developed, will contain an estimated 7,239 apartment homes. The Company obtains ownership in an apartment community by developing vacant land into a new community or by acquiring and either repositioning or redeveloping an existing community. In selecting sites for development, redevelopment or acquisition, the Company favors locations with close proximity to expanding employment centers and convenience to recreation areas, entertainment, shopping and dining.

       The Company's principal operating objectives are to increase operating cash flow and Funds from Operations ("FFO") and, as a result, long-term stockholder value. Management's strategies to achieve these objectives include:

- generating consistent, sustained earnings growth at each community through increased revenue (balancing high occupancy with premium pricing) and increased operating margins (from aggressive operating expense management);

- investing selectively in new acquisition, development and redevelopment communities in certain targeted market areas with high barriers-to-entry and, when appropriate, selectively disposing of communities which no longer meet the Company's investment objectives; and

- maintaining a conservative capital structure to provide continued access to capital markets at a low cost.

       Management believes that these strategies are generally best implemented by acquiring, building, rebuilding and managing institutional-quality assets in supply-constrained markets while maintaining the financial discipline to ensure balance sheet flexibility. Management believes that these strategies will lead to higher occupancy levels, increased rental rates and predictable and growing cash flow, although the Company cannot provide assurance that such results will be achieved.

       Acquisition and Disposition Strategy. The Company's acquisition strategy generally has focused on individual, opportunistic investments. During 1997, however, Bay and Avalon each completed significant portfolio acquisitions, Bay in Southern California and Avalon in the Midwest. In addition, during March 1998, Avalon announced that it had agreed to purchase ten communities to be developed (i.e., a purchase on a presale basis) from an unaffiliated developer primarily in the Pacific Northwest and Midwest regions of the country. The presale acquisitions are expected to close during the next 9 to 42 months. The ten presale communities are to be acquired for an estimated aggregate purchase price of $387 million. Together, these communities are expected to contain 2,980 apartment homes when completed. The Company will manage these communities after acquiring ownership. This expansion is consistent with the Company's strategy to achieve long term earnings growth by providing a high quality platform for expansion while also providing additional economic and geographic diversity. These portfolio acquisitions achieved rapid penetration into supply-constrained markets new to Avalon and Bay. Management believes that through the Company's acquisition strategy, the Company has now targeted and penetrated many of the high barrier-to-entry markets of the United States.

       The Company expects to continue the disposition of assets that do not meet its long-term strategic vision. While current market conditions prevail, Management anticipates reinvesting capital obtained from dispositions into development and redevelopment of existing communities that offer greater investment returns and long-term growth potential than those communities identified for disposition. However, the Company cannot provide assurance that it will be able to complete its disposition strategy or that assets identified for sale can be sold on terms that are satisfactory to the Company.

       Development Strategy. Management's development strategy is to carefully select land for development and to follow established procedures that are designed to minimize both the cost and the risks of development. As one of the largest developers of multifamily apartment communities in high barrier-to-entry markets of the United States, the Company's regional offices identify development opportunities through their local market presence and access to local market information. In addition to the Company's principal executive offices in Alexandria, Virginia, the Company maintains super-regional offices in San Jose, California and Wilton, Connecticut. The Company also has regional acquisition, development, redevelopment, construction, reconstruction or administrative offices in or near Boston, Massachusetts; Chicago, Illinois; Minneapolis, Minnesota; New York, New York; Newport Beach, California; Princeton, New Jersey; Richmond, Virginia; and Seattle, Washington.

       After selecting a target site, the Company negotiates for the right to acquire the site either through an option or a long-term conditional contract. After land is acquired, the focus is generally shifted to construction. Except for certain mid-rise and high-rise apartment communities where third-party general contractors have historically been used, the Company has acted as its own general contractor. Management believes this achieves higher quality, greater control over schedules and significant cost savings. Construction progress is monitored by the development team and the property management team to ensure high quality workmanship and a smooth and timely transition into the leasing and operational phase.

       Redevelopment Strategy. The Company's redevelopment strategy is to selectively seek existing under-managed apartment communities in fully-developed neighborhoods and create value by substantially re-building them at significantly below replacement cost to a quality which is believed to be the highest quality apartment community or best rental value for an institutional-quality apartment community in its local area. Procedures have been established that are designed to minimize both the cost and risks of redevelopment. Redevelopment progress is monitored by redevelopment teams, which include key redevelopment, construction and property management personnel. The Company's Management believes significant cost savings are achieved by acting as its own general contractor. More importantly, this ensures high quality design and workmanship and a smooth and timely transition into the lease-up and re-stabilization phase.

       Property Management Strategy. Management intends to increase earnings through innovative, proactive property management that will result in higher revenue from communities. Intense focus on resident satisfaction, increasing rents as market conditions permit and managing community occupancy for optimal rental revenue levels comprise the Company's principal strategies for maximizing revenue. Generally, lease terms are staggered based on vacancy exposure by apartment type, so that lease expirations are better matched to each community's traffic patterns. On-site property management teams receive bonuses based largely upon the net operating income produced at their respective communities. The Company is also pursuing ancillary services which could provide additional revenue sources.

       Controlling operating expenses is another way in which Management intends to increase earnings growth. An increase in growth in the Company's portfolio and the resulting increase in revenue allows for fixed operating costs to be spread over a larger volume of revenue, thereby increasing operating margins. The Company also aggressively pursues real estate tax appeals and scrutinizes other operating costs. Invoices are recorded on-site to ensure the careful monitoring of budgeted versus actual expenses, supplies are purchased in bulk where possible, third-party contracts are bid on a volume basis, turnover work is performed in-house or by third-parties generally depending upon the least costly alternative and preventive maintenance is undertaken regularly to maximize resident satisfaction and property and equipment life. In addition, the Company strives to retain residents through high levels of service in order to eliminate the cost of preparing an apartment home for a new resident and to reduce marketing and utilities costs.

       The Company also manages properties for third parties, believing that doing so will provide information about new markets or provide an acquisition opportunity, thereby enhancing opportunities for growth.

       Financing Strategy. The Company has consistently maintained, and intends to continue to maintain, a conservative capital structure, largely comprised of common equity. At December 31, 1998, debt-to-total market capitalization was 35.7%, and permanent long-term floating rate debt (not including borrowings under the Unsecured Facility) was only 1.4% of total market capitalization. Management currently intends to limit long-term floating rate debt to less than 10% of total market capitalization, although that policy may change from time to time.

       The industry and the Company have seen a reduction in the availability of cost effective capital over the last nine months. No assurance can be provided that cost effective capital will be available to meet future expenditures required to commence planned reconstruction activity or the construction of the Development Rights (as hereinafter defined). Before planned reconstruction activity or the construction of a Development Right commences, the Company intends to arrange adequate liquidity sources to complete such undertakings, although no assurance can be given in this regard.

       Management estimates that a significant portion of the Company's liquidity needs will be met from retained operating cash and borrowings under the Company's $600,000,000 variable rate unsecured credit facility (the "Unsecured Facility"). At March 1, 1999, $285,500,000 was outstanding, $30,200,000 was used to provide letters of credit and $284,300,000 was available for borrowing under the Unsecured Facility. To meet the balance of the Company's liquidity needs, it will be necessary to arrange additional capacity under the Company's existing Unsecured Facility, sell existing communities and/or issue additional debt or equity securities. While Management believes the Company has the financial position to expand its short term credit capacity and support such capital markets activity, no assurance can be provided that the Company will be successful in completing these arrangements, sales or offerings. If these transactions cannot be completed on a cost-effective basis, then a continuation of the current capital market conditions described herein could have a material adverse impact on the operating results and financial condition of the Company, including the abandonment of deferred development costs and a charge to earnings.

       Strong Earnings Growth Record. Earnings growth for 1998 was greater than the two predecessor companies would have achieved separately. This is reflected in the 17.5% increase in dividends declared for 1998 as compared to Bay's dividends for 1997 and a 21% quarter-to-quarter increase. Additionally, for the year ended December 31, 1998, FFO (reflecting the operating results for Bay through June 4, 1998 and for the combined company after that date) increased to $144,152,000 from $62,417,000 for the year ended December 31, 1997.

       Management generally considers FFO to be an appropriate measure of the Company's operating performance because it provides investors with an understanding of the Company's ability to incur and service debt and to make capital expenditures. Management believes that in order to facilitate a clear understanding of the Company's operating results, FFO should be examined in conjunction with net income as presented in the Company's consolidated financial statements.

       FFO is determined in accordance with a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, and is defined as net income (loss) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

Inflation and Tax Matters

       Substantially all of the leases at the Current Communities (as hereinafter defined) are for a term of one year or less, which may enable the Company to realize increased rents upon renewal of existing leases or commencement of new leases. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation, although as a general rule these leases permit residents to leave at the end of the lease term without penalty. The Company's current policy is to permit residents to terminate leases upon a 60-day written notice and payment of one month's rental as compensation for early termination. Short-term leases combined with relatively consistent demand allow rents, and therefore, cash flow from the portfolio to provide an attractive inflation hedge.

       The Company filed an election with its initial federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws at the corporate level on its net income to the extent net income is distributed to the Company's stockholders. In addition, due to non-cash charges such as depreciation and amortization, the Company expects that the cash it will distribute to its stockholders will exceed its net income. Under current tax law, this excess, to the extent distributed, will be treated by stockholders as a non-taxable return of capital that will reduce the stockholders' basis in the shares of the Company's Common Stock.

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

       Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with its ownership and operation of the communities, the Company potentially may be liable for such costs. The Company is not aware that any ACMs were used in connection with the construction of the communities developed by the Company or by Avalon prior to the Merger. However, the Company is aware that ACMs were used in connection with the construction of certain communities acquired by the Company. The Company does not anticipate that it will incur any material liabilities in connection with the presence of ACMs at these communities. The Company currently has or intends to implement an operations and maintenance program for ACMs at each of the communities at which ACMs have been detected.

       All of the Company's stabilized operating communities, and all of the communities that are currently being developed or redeveloped, have been subjected to a Phase I or similar environmental assessment (which generally does not involve invasive techniques such as soil or ground water sampling). These assessments have not revealed any environmental conditions that the Company believes will have a material adverse effect on its business, assets, financial condition or results of operations. The Company is not aware of any other environmental conditions which would have such a material adverse effect.

       However, the Company is aware that the migration of contamination from an upgradient landowner near Toscana, a community owned by the Company, has affected the groundwater there. The upgradient landowner is undertaking remedial response actions and the Company expects that the upgradient landowner will take all necessary remediation actions. The upgradient landowner has also provided an indemnity that runs to current and future owners of the Toscana property and upon which the Company may be able to rely if it incurs environmental liability arising from the groundwater contamination. The Company is also aware that certain communities have lead paint and the Company is undertaking or intends to undertake appropriate remediation or management activity.

       Additionally, prior to their respective initial public offerings, Bay and Avalon had each been occasionally involved in developing, managing, leasing and operating various properties for third parties. Consequently, each may be considered to have been an operator of such properties and, therefore, potentially liable for removal or remediation costs or other potential costs which could relate to hazardous or toxic substances. The Company is not aware of any material environmental liabilities with respect to properties managed or developed by either Bay or Avalon for such third parties.

       The Company cannot provide assurance that:

       - the environmental assessments identified all potential environmental liabilities;

       - no prior owner created any material environmental condition not known to the Company or the consultants who prepared the assessments;

       - no environmental liabilities developed since such environmental assessments were prepared;

       - the condition of land or operations in the vicinity of the Company's communities (such as the presence of underground storage tanks) will not affect the environmental condition of such communities; or

       - future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability.

ITEM 2.  COMMUNITIES

       The Company's real estate investments as of March 1, 1999 consist primarily of apartment communities in various stages of the development cycle and land or land options held for development. Such investments can be divided into three categories:

                                                          Number of                 Number of
                                                         communities             apartment homes
                                                         -----------             ---------------
         Current Communities                                 127                      37,910
         Development Communities                              14                       3,262
         Development Rights                                   27                       7,239 (*)

         (*) Represents an estimate

         "Current Communities" are apartment communities where construction is complete and the community has either reached stabilized occupancy or is in the initial lease-up process or under redevelopment. Current Communities include the following sub-classifications:

              Stabilized Communities. Represents all Current Communities that have completed initial lease-up by attaining physical occupancy levels of at least 95% or have been completed for one year, whichever occurs earlier. For evaluation purposes, the Company regards each Stabilized Community as falling into one of three categories:

              - West Coast Established Communities. Represents all Stabilized Communities owned by Bay as of January 1, 1997, with stabilized operating costs as of January 1, 1997 such that a comparison of 1997 operating results to 1998 operating results is meaningful. As of March 1, 1999, there were 22 West Coast Established Communities containing 5,702 apartment homes.

              - East Coast Established Communities. Represents all Stabilized Communities owned by Avalon as of January 1, 1997 and subsequently acquired by the Company in connection with the Merger, with stabilized operating costs as of January 1, 1997 such that a comparison of 1997 operating results to 1998 operating results is meaningful. As of March 1, 1999, there were 34 East Coast Established Communities containing 10,171 apartment homes.

              - Other Stabilized Communities. Represents Stabilized Communities as defined above, but which attained such classification or were acquired after January 1, 1997. As of March 1, 1999, there were 57 Other Stabilized Communities containing 16,473 apartment homes.

              Lease-Up Communities. Represents all Current Communities where construction has been complete for less than one year and the communities are in the initial lease-up process. As of March 1, 1999, there was currently one Lease-Up Community containing 710 apartment homes.

              Redevelopment Communities. Represents all Current Communities where substantial redevelopment has either begun or is scheduled to begin. Redevelopment is considered substantial when additional capital invested during the reconstruction effort exceeds the lesser of $5 million or 10% of the community's acquisition cost. As of March 1, 1999, there were 13 Redevelopment Communities containing 4,854 apartment homes.

       "Development Communities" are communities that are under construction and may be partially complete and operating and for which a final certificate of occupancy has not been received.

       "Development Rights" are development opportunities in the early phase of the development process for which the Company has an option to acquire land or owns land to develop a new community and where related pre-development costs have been incurred and capitalized in pursuit of these new developments.

       The Company's holdings under each of the above categories are discussed on the following pages.

Current Communities

         The Current Communities are primarily garden-style apartment communities consisting of two-and three-story buildings in landscaped settings. The Current Communities, as of March 1, 1999, include 109 garden-style, 13 high-rise and 5 mid-rise apartment communities. The Current Communities offer many attractive amenities including vaulted ceilings, lofts, fireplaces, patios/decks and modern appliances. Other features, at various communities, include swimming pools, fitness centers, tennis courts and business centers. The Company also has an extensive and ongoing maintenance program to keep all communities and apartment homes free of deferred maintenance and, where vacant, available for immediate occupancy. Management believes that excellent design and service oriented property management focused on the specific needs of residents enhances market appeal to discriminating residents and will ultimately achieve higher rental rates and occupancy levels while minimizing resident turnover and operating expenses. These Current Communities are institutional-quality multifamily apartment communities located in the following six geographic markets:

                                              Number of        Number of apartment       Percentage of total
                                           communities at            homes at             apartment homes at
                                           ---------------   ------------------------  ------------------------
                                           1-1-98  3-1-99        1-1-98       3-1-99       1-1-98       3-1-99
                                           ------  ------        ------       ------       ------       ------

NORTHERN CALIFORNIA                           37       35         9,900        9,538        64.1%        25.2%
     Alameda County, CA                        9        9         2,523        2,523        16.3%         6.7%
     Central Valley, CA                        5        3         1,502          850         9.7%         2.2%
     San Francisco, CA                         5        5         1,062        1,062         6.9%         2.8%
     San Mateo County, CA                      3        3           703          703         4.6%         1.9%
     Santa Clara County, CA                   15       15         4,110        4,400        26.6%        11.6%
SOUTHERN CALIFORNIA                           14       18         4,850        5,816        31.4%        15.3%
     Los Angeles, CA                           5        6         2,336        2,561        15.1%         6.8%
     Orange County, CA                         6        8         1,574        2,022        10.2%         5.3%
     San Diego, CA                             3        4           940        1,233         6.1%         3.2%
PACIFIC NORTHWEST                              3        5           691        1,376         4.5%         3.6%
     Portland, OR                              1        1           279          279         1.8%         0.7%
     Seattle, WA                               2        4           412        1,097         2.7%         2.9%
NORTHEAST                                     --       27            --        9,021           --        23.8%
     Boston, MA                               --        8            --        2,375           --         6.3%
     Fairfield County, CT                     --        7            --        2,234           --         5.9%
     Hartford, CT                             --        1            --          932           --         2.4%
     Long Island, NY                          --        3            --          575           --         1.5%
     Northern New Jersey                      --        1            --          504           --         1.3%
     Philadelphia, PA                         --        4            --        1,504           --         4.0%
     Westchester, NY                          --        3            --          897           --         2.4%
MID-ATLANTIC                                  --       30            --        8,825           --        23.3%
     Baltimore, MD                            --        4            --        1,052           --         2.8%
     Norfolk, VA                              --        4            --          904           --         2.4%
     Northern Virgina                         --       10            --        3,711           --         9.8%
     Richmond, VA                             --        4            --        1,103           --         2.9%
     Southern Maryland                        --        7            --        1,747           --         4.6%
     Washington, DC                           --        1            --          308           --         0.8%
MIDWEST                                       --       12            --        3,334           --         8.8%
     Chicago, IL                              --        3            --          887           --         2.3%
     Cincinnati, OH                           --        1            --          264           --         0.7%
     Detroit, MI                              --        1            --          225           --         0.6%
     Indianapolis, IN                         --        2            --          376           --         1.0%
     Minneapolis, MN                          --        4            --        1,102           --         2.9%
     St. Louis, MO                            --        1            --          480           --         1.3%

                                           ------  -------  ------------  -----------  ------------------------
                                              54      127        15,441       37,910        100.0%       100.0%
                                           ======  =======  ============  ===========  ========================


       All of the Current Communities are managed and operated by the Company. During the year ended December 31, 1998, the Company completed construction of 1,770 apartment homes in four communities for a total cost of $224.8 million. The average age of the Current Communities, on a weighted average basis according to number of apartment homes, is approximately nine years.

       Of the Current Communities, the Company held a fee simple ownership interest in 109 operating communities (one of which is on land subject to a 149 year land lease); a general partnership interest in four partnerships that hold a fee simple interest in four other operating communities; a general partnership interest in four partnerships structured as "DownREITs" that own 13 communities; and a 100% interest in a senior participating mortgage note secured by one community. In each of the four partnerships structured as "DownREITs", the Company is the general partner and there are one or more limited partners whose interest in the partnership is denominated in "units of limited partnership interest" ("Units"). For each DownREIT partnership, limited partners who hold Units are entitled to receive certain distributions (a "Stated Distribution") prior to any distribution that such DownREIT partnership makes to the general partner. The Stated Distributions that are paid in respect of the DownREIT
Units currently approximate the dividend rate applicable to shares of Common Stock of the Company. Each DownREIT partnership has been structured in a manner that makes it unlikely that the limited partners thereof will be entitled to any greater distribution than the Stated Distribution. Each holder of Units has the right to require the DownREIT partnership that issued a Unit to redeem that Unit at a cash price equal to the then fair market value of a share of Common Stock of the Company, except that the Company has the right to acquire any Unit so presented for redemption for one share of Common Stock. As of March 1, 1999, there were 894,144 Units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

                PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
            (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)

                                                                            Approx.
                                                                           rentable                           Average     Physical
                                                              Number of      area              Year built      size       occupancy
                                     City and State            homes      (Sq. Ft.)    Acres   or acquired   (Sq. Ft,)   at 12/31/98
------------------------------------------------------------------------------------------------------------------------------------

       CURRENT COMMUNITIES (4)

NORTHERN CALIFORNIA
ALAMEDA COUNTY, CA
 Waterford                         Hayward, CA                   544        451,520     11.1     1985/86        830          93.2%
 Hampton Place                     Fremont, CA                   308        322,168     14.3       1992       1,046          96.4%
 Hacienda Gardens                  Pleasanton, CA                456        366,168     14.7     1988/94        803          93.2%
 Amador Oaks                       Dublin, CA                    204        179,316     13.0     1989/97        879          94.6%
 Willow Creek                      Fremont, CA                   235        192,700      3.5       1985         820          98.7%
 Alicante                          Fremont, CA                   135        128,520      8.0       1992         952          94.1%
 Barrington Hills                  Hayward, CA                   188        168,636      3.0     1986/94        897          97.3%
 Parc Centre                       Union City, CA                208        165,568      8.5     1973/96        796          96.2%
 Rivershore                        Bay Point, CA                 245        206,290     12.0     1986/95        842          97.1%

CENTRAL VALLEY, CA
 Governor's Square                 Sacramento, CA                302        292,336      8.1     1976/97        968          Redev.
 The Pointe                        Fairfield,  CA                296        259,296     12.6     1991/95        876          96.6%
 Blairmore                         Rancho Cordova, CA            252        212,436      7.3     1986/94        843          94.8%

SAN FRANCISCO, CA
 Crown Ridge                       San Rafael, CA                254        221,742     21.9     1973/96        873          95.7%
 Sunset Towers                     San Francisco, CA             243        172,044     16.0     1961/96        708          99.2%
 City Heights                      San Francisco, CA             185        109,335      1.4     1990/95        591          95.7%
 Village Square                    San Francisco, CA             154        126,434      2.6     1972/94        821          98.7%
 Crossbrook                        Rohnert Park, CA              226        163,850      9.0     1986/94        725          96.5%

SAN MATEO COUNTY, CA
 Cedar Ridge                       Daly City, CA                 195        141,375      8.0     1975/97        725          94.4%
 Regatta Bay                       Foster City, CA               288        212,544     11.0     1973/94        738          95.8%
 Sea Ridge                         Pacifica, CA                  220        186,780      7.7     1971/95        849          97.3%

SANTA CLARA COUNTY, CA
 Toscana                           Sunnyvale, CA                 710        348,828     13.6     1998/96        491         Lease-Up
 Avalon at Town Center             San Jose, CA                  324        318,816      7.5       1995         984          90.4%
 Canyon Creek                      Campbell, CA                  348        324,684      8.0       1995         933          97.4%
 CountryBrook                      San Jose, CA                  360        323,280     14.0     1985/96        898          93.9%
 The Arbors                        Campbell, CA                  252        197,064      8.5     1966/97        782          Redev.
 Creekside                         Mountain View, CA             294        215,796     13.0     1962/97        734          92.5%
 Rosewalk at Waterford Park I      San Jose, CA                  300        271,500     10.8     1997/96        905          94.0%
 The Fountains                     San Jose, CA                  226        209,954      4.0     1990/96        929          95.6%
 Parkside Commons                  Sunnyvale, CA                 192        199,296      8.0     1991/96      1,038          97.4%
 Villa Mariposa                    Mountain View, CA             248        209,312      4.0       1986         844          93.2%
 San Marino                        San Jose, CA                  248        209,560     11.5     1984/88        845          98.0%
 The Promenade                     Sunnyvale, CA                 220        159,720      5.0     1987/95        726          97.3%
 Foxchase I & II                   San Jose, CA                  396        334,224     12.0     1986/87        844          93.4%
 Glen Creek                        Morgan Hill, CA               138        113,022      6.0       1989         819          87.0%
 Fairway Glen                      San Jose, CA                  144        118,944      6.0       1986         826          93.8%

                                                                Average Economic          Average
                                                                   Occupancy           Rental Rate (1)
                                                              --------------------    -----------------                Financial
                                                                                       $ per    $ per      Property    reporting
                                     City and State             1998        1997        Apt    Sq. Ft.    EBITDA (2)   cost (3)
---------------------------------------------------------------------------------------------------------------------------------

       CURRENT COMMUNITIES (4)

NORTHERN CALIFORNIA
ALAMEDA COUNTY, CA
 Waterford                         Hayward, CA                   97.3%       97.2%    $  964    $ 1.13     $ 4,457      $ 42,423
 Hampton Place                     Fremont, CA                   96.5%       98.0%     1,425      1.31       3,973        36,402
 Hacienda Gardens                  Pleasanton, CA                97.0%       96.4%     1,148      1.39       4,476        35,332
 Amador Oaks                       Dublin, CA                    96.8%       96.2%     1,223      1.35       2,024        25,069
 Willow Creek                      Fremont, CA                   97.3%       97.9%     1,192      1.41       2,470        18,186
 Alicante                          Fremont, CA                   96.0%       97.9%     1,351      1.36       1,586        16,098
 Barrington Hills                  Hayward, CA                   98.4%       97.5%     1,006      1.10       1,437        15,798
 Parc Centre                       Union City, CA                97.3%       95.8%       993      1.21       1,667        14,612
 Rivershore                        Bay Point, CA                 96.3%       96.9%       751      0.86       1,041        14,544

CENTRAL VALLEY, CA
 Governor's Square                 Sacramento, CA              Redev.     Redev.         825      0.80       1,554        26,825
 The Pointe                        Fairfield,  CA                96.9%       96.6%       868      0.96       1,992        18,667
 Blairmore                         Rancho Cordova, CA            97.5%       97.6%       618      0.71       1,035        10,722

SAN FRANCISCO, CA
 Crown Ridge                       San Rafael, CA                96.0%       82.7%     1,169      1.29       2,370        30,450
 Sunset Towers                     San Francisco, CA           Redev.     Redev.       1,275      1.76       2,436        27,907
 City Heights                      San Francisco, CA             98.6%       98.3%     1,322      2.21       2,127        17,099
 Village Square                    San Francisco, CA             99.0%       98.5%     1,310      1.58       1,826        13,196
 Crossbrook                        Rohnert Park, CA              98.6%       98.6%       816      1.11       1,328        12,468

SAN MATEO COUNTY, CA
 Cedar Ridge                       Daly City, CA               Redev.     Redev.       1,204      0.96       1,010        25,454
 Regatta Bay                       Foster City, CA               94.1%       96.3%     1,244      1.59       3,173        24,480
 Sea Ridge                         Pacifica, CA                  98.3%       98.1%     1,207      1.40       2,329        17,814

SANTA CLARA COUNTY, CA
 Toscana                           Sunnyvale, CA               Lease-Up   Lease-Up     2,573      2.33       7,634       119,652
 Avalon at Town Center             San Jose, CA                  96.8%       97.5%     1,533      1.51       4,551        37,447
 Canyon Creek                      Campbell, CA                  97.6%       98.3%     1,406      1.47       4,552        35,933
 CountryBrook                      San Jose, CA                  96.6%       97.0%     1,231      1.33       3,572        33,522
 The Arbors                        Campbell, CA                Redev.     Redev.         941      0.61         737        30,624
 Creekside                         Mountain View, CA           Redev.     Redev.       1,097      1.43       2,601        29,717
 Rosewalk at Waterford Park I      San Jose, CA                  96.9%       94.9%     1,564      1.67       4,165        29,508
 The Fountains                     San Jose, CA                  97.1%       98.3%     1,592      1.66       3,329        29,314
 Parkside Commons                  Sunnyvale, CA                 97.0%       98.0%     1,593      1.49       2,711        25,733
 Villa Mariposa                    Mountain View, CA             97.7%       99.0%     1,537      1.78       3,663        21,787
 San Marino                        San Jose, CA                  97.3%       97.3%     1,213      1.40       2,537        20,034
 The Promenade                     Sunnyvale, CA                 96.8%       98.1%     1,273      1.70       2,554        19,253
 Foxchase I & II                   San Jose, CA                  96.1%       97.5%     1,188      1.35       4,271        30,258
 Glen Creek                        Morgan Hill, CA               95.1%       98.0%     1,202      1.40       1,369        10,068
 Fairway Glen                      San Jose, CA                  95.6%       96.4%     1,126      1.30       1,268         9,499

                PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
            (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)

                                                                            Approx.
                                                                           rentable                           Average     Physical
                                                              Number of      area              Year built      size       occupancy
                                     City and State            homes      (Sq. Ft.)    Acres   or acquired   (Sq. Ft,)   at 12/31/98
------------------------------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA
LOS ANGELES, CA
 Viewpointe                        Woodland Hills, CA            663        592,722     18.2     1989/97        894          Redev.
 Lakeside                          Burbank, CA                   748        531,750     14.7     1969/97        711          Redev.
 Westwood Club                     Los Angeles, CA               363        229,416      4.8     1966/97        632          Redev.
 Arbor Heights                     Hacienda Heights, CA          351        277,290     20.0     1970/97        790          Redev.
 Warner Oaks                       Woodland Hills, CA            227        187,048      6.8     1978/98        824          Redev.
 TimberWood                        West Covina, CA               209        189,563      8.4     1972/97        907          96.7%

ORANGE COUNTY, CA
 SunScape                          Huntington Beach, CA          400        352,800     16.4     1972/97        882          95.3%
 Pacifica Club                     Huntington Beach, CA          304        268,128      9.7     1971/97        882          85.0%
 Mill Creek                        Costa Mesa, CA                258        208,980      8.9     1973/96        810          91.5%
 Villa Serena                      Rncho Sta Margarita, CA       301        229,362     20.0     1990/97        762          97.3%
 Amberway                          Anaheim, CA                   272        205,632      9.9     1983/98        756          Redev.
 Laguna Brisas                     Laguna Niguel, CA             176        176,000     10.0     1988/98      1,000          90.3%
 Lafayette Place                   Costa Mesa, CA                145        131,515      6.6     1956/96        907          97.9%
 Larkspur Canyon                   Mission Viejo, CA             166        124,832      7.8     1984/96        752          91.0%

SAN DIEGO, CA
 Mission Bay Club                  San Diego, CA                 564        402,132      5.7     1969/97        713          Redev.
 Cabrillo Square                   San Diego, CA                 293        225,024      1.2     1973/98        768          97.0%
 Mission Woods                     San Diego, CA                 200        212,000      4.0     1960/97      1,060          98.0%
 SummerWalk                        San Diego, CA                 176        141,152      8.8     1982/97        802          95.5%

PACIFIC NORTHWEST
PORTLAND, OR
 Waterhouse Place                  Beaverton, OR                 279        259,470     12.0     1990/97        930          Redev.

SEATTLE, WA
 The Verandas at Bear Creek        Redmond, WA                   264        284,592     22.0       1998       1,078          73.1%
 Gallery Place                     Redmond, WA                   222        206,016     22.0     1991/97        928          Redev.
 Avalon Ridge                      Renton, WA                    421        432,000     20.0       1998       1,026          Redev.
 Avalon Westhaven                  Seattle, WA                   190        150,100      9.0     1989/97        790          Redev.

NORTHEAST
BOSTON, MA
 Avalon at Prudential Center       Boston, MA                    781        734,753      1.0       1998         941          98.0%
 Longwood Towers                   Brookline, MA                 333        226,000      4.2       1993         679          95.7%
 Avalon at Center Place            Providence, RI                225        222,750      1.2       1997         990          90.9%
 Avalon Summit                     Quincy, MA                    245        194,063      9.1       1996         792          95.9%
 Avalon at Lexington               Lexington, MA                 198        226,830     18.0       1994       1,146          91.4%
 Avalon at Faxon Park              Quincy, MA                    171        176,130      8.3       1998       1,030          94.7%
 Avalon West                       Westborough, MA               120        159,900     10.1       1996       1,333          95.8%

FAIRFIELD COUNTY, CT
 Avalon Walk I & II                Hamden, CT                    764        760,740     38.4     1993/94        996          97.6%
 Avalon Glen                       Stamford, CT                  238        221,685      4.1     1993/95        931          97.5%
 Avalon Gates                      Trumbull, CT                  340        373,032     37.0       1997       1,097          97.4%
 Hanover Hall                      Stamford, CT                  388        328,248      4.6       1998         846          90.7%
 Avalon Springs                    Wilton, CT                    102        180,720     12.0       1997       1,772         100.0%


                                                                Average Economic          Average
                                                                   Occupancy           Rental Rate (1)
                                                              --------------------    -----------------                Financial
                                                                                       $ per    $ per      Property    reporting
                                     City and State             1998        1997        Apt    Sq. Ft.    EBITDA (2)   cost (3)
---------------------------------------------------------------------------------------------------------------------------------

SOUTHERN CALIFORNIA
LOS ANGELES, CA
 Viewpointe                        Woodland Hills, CA          Redev.     Redev.         996      0.95       4,406        68,190
 Lakeside                          Burbank, CA                 Redev.     Redev.         792      1.03       4,302        54,358
 Westwood Club                     Los Angeles, CA             Redev.     Redev.       1,015      1.37       2,152        35,465
 Arbor Heights                     Hacienda Heights, CA        Redev.     Redev.         748      0.81       1,673        25,623
 Warner Oaks                       Woodland Hills, CA          Redev.       N/A          942      0.99       1,339        22,378
 TimberWood                        West Covina, CA             Redev.     Redev.         826      0.78         938        14,713

ORANGE COUNTY, CA
 SunScape                          Huntington Beach, CA        Redev.     Redev.         945      0.92       2,382        36,966
 Pacifica Club                     Huntington Beach, CA        Redev.     Redev.         874      0.92       1,949        27,934
 Mill Creek                        Costa Mesa, CA                94.8%       95.9%       929      1.09       1,908        21,447
 Villa Serena                      Rncho Sta Margarita, CA     Redev.     Redev.         872      1.12       1,811        19,798
 Amberway                          Anaheim, CA                 Redev.       N/A          736      0.89       1,401        18,734
 Laguna Brisas                     Laguna Niguel, CA             90.0%      N/A          944      0.85         995        18,614
 Lafayette Place                   Costa Mesa, CA              Redev.     Redev.       1,056      1.03       1,046        15,485
 Larkspur Canyon                   Mission Viejo, CA             94.0%       91.5%       864      1.08       1,014        12,737

SAN DIEGO, CA
 Mission Bay Club                  San Diego, CA               Redev.     Redev.         863      1.15       3,759        45,839
 Cabrillo Square                   San Diego, CA                 92.7%    N/A            879      1.06       1,396        23,703
 Mission Woods                     San Diego, CA               Redev.     Redev.         971      0.73       1,079        21,209
 SummerWalk                        San Diego, CA                 96.4%       95.1%       831      1.00       1,066        12,722

PACIFIC NORTHWEST
PORTLAND, OR
 Waterhouse Place                  Beaverton, OR               Redev.     Redev.         680      0.64       1,089        18,446

SEATTLE, WA
 The Verandas at Bear Creek        Redmond, WA                   86.0%      N/A        1,228      0.98       1,387        34,491
 Gallery Place                     Redmond, WA                 Redev.     Redev.       1,001      0.99       1,755        25,287
 Avalon Ridge                      Renton, WA                  Redev.       N/A          790      0.56        947         26,799
 Avalon Westhaven                  Seattle, WA                 Redev.     Redev.         700      0.82        878         11,540

NORTHEAST
BOSTON, MA
 Avalon at Prudential Center       Boston, MA                    98.1%      N/A        1,896      1.98       5,167       130,585
 Longwood Towers                   Brookline, MA                 98.3%      N/A        1,592      2.30       2,372        51,519
 Avalon at Center Place            Providence, RI                93.8%      N/A        1,838      1.74       1,550        35,707
 Avalon Summit                     Quincy, MA                    97.3%      N/A        1,050      1.29       1,276        21,724
 Avalon at Lexington               Lexington, MA                 94.2%      N/A        1,679      1.38       1,624        19,650
 Avalon at Faxon Park              Quincy, MA                    97.0%      N/A        1,439      1.35       1,349        14,630
 Avalon West                       Westborough, MA               97.7%      N/A        1,375      1.01         816        14,294

FAIRFIELD COUNTY, CT
 Avalon Walk I & II                Hamden, CT                    98.2%      N/A        1,051      1.04       3,998        80,336
 Avalon Glen                       Stamford, CT                  97.7%      N/A        1,682      1.76       1,999        45,856
 Avalon Gates                      Trumbull, CT                  98.3%      N/A        1,303      1.17       2,173        37,852
 Hanover Hall                      Stamford, CT                  90.9%      N/A        1,110      1.19         250        37,670
 Avalon Springs                    Wilton, CT                    99.4%      N/A        2,224      1.25       1,256        16,934

                PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
            (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)

                                                                            Approx.
                                                                           rentable                           Average     Physical
                                                              Number of      area              Year built      size       occupancy
                                     City and State            homes      (Sq. Ft.)    Acres   or acquired   (Sq. Ft,)   at 12/31/98
------------------------------------------------------------------------------------------------------------------------------------

HARTFORD, CT
 Avalon Pavilions                  Manchester, CT                932        849,700     46.3       1993        912          95.4%

LONG ISLAND, NY
 Avalon Commons                    Smithtown, NY                 312        374,360     20.6       1997       1,200         100.0%
 Avalon Towers                     Long Beach, NY                109        124,805      1.3       1995       1,145          97.3%
 Avalon Court                      Melville, NY                  154        190,576     10.8       1997       1,238          98.7%

NORTHERN NEW JERSEY
 Avalon Cove                       Jersey City, NJ               504        546,390     11.1       1997       1,084          98.6%

PHILADELPHIA, PA
 Avalon Watch                      Lawrenceville, NJ             512        487,424     64.0       1993         952          96.1%
 Avalon Chase                      Marlton, NJ                   360        312,840     58.5       1996         869          93.9%
 Avalon Run East                   Lawrenceville, NJ             206        260,670     27.0       1996       1,265          99.0%

WESTCHESTER, NY
 Avalon Gardens                    Nanuet, NY                    504        647,778     55.0       1998       1,285          99.0%
 Avalon View                       Fishkill, NJ                  288        286,560     41.0       1993         995          98.6%
 Avalon Green                      Greenburgh, NY                105        115,930     16.9       1995       1,104         100.0%

MID-ATLANTIC
BALTIMORE, MD
 Avalon at Fairway Hills I & II    Columbia, MD                  720        723,455     42.1     1993/96      1,005          97.0%
 Avalon at Symphony Glen           Columbia, MD                  174        178,350     10.0       1993       1,025          97.7%
 Avalon Landing                    Annapolis, MD                 158        117,078     13.8       1995         741          96.8%

NORFOLK, VA
 Avalon Birches                    Chesapeake, VA                312        262,920     20.9       1995         843          91.0%
 Avalon at Hampton I & II          Hampton, VA                   418        406,467     29.8       1993         972          91.2%
 Avalon Pines                      Virginia Beach, VA            174        142,854      9.7       1996         821          90.8%

NORTHERN VIRGINIA
 Avalon at Ballston - Vermont &    Arlington, VA                 454        420,908      2.3       1997         927          97.1%
   Quincy Towers
 Avalon Crescent                   McLean, VA                    558        623,270     19.1       1997       1,117          97.3%
 Avalon at Park Center             Alexandria, VA                492        382,200      8.5       1994         777          94.5%
 Avalon at Ballston - Washington   Arlington, VA                 344        294,808      4.1       1993         857          96.5%
   Towers
 Avalon at Cameron Court           Alexandria, VA                460        488,496     16.0       1998       1,062          98.3%
 AutumnWoods                       Fairfax, VA                   420        355,320     24.2       1996         846          97.9%
 Avalon Park                       Manassas, VA                  372        302,808     26.0       1993         814          97.9%
 Avalon at Fair Lakes              Fairfax, VA                   234        288,225     10.0       1998       1,232          96.6%
 Avalon at Dulles                  Sterling, VA                  236        231,752     15.7       1993         982          97.0%
 Avalon at Providence Park         Fairfax, VA                   141        147,472      4.0       1997       1,046          95.7%

RICHMOND, VA
 Avalon at Gayton                  Richmond, VA                  328        282,408     27.6       1993         861          92.4%
 Avalon at Boulders                Richmond, VA                  284        313,782     32.1       1996       1,105          88.4%
 Avalon Station                    Fredericksburg, VA            223        210,331     15.9       1994        943          91.9%
 Avalon Woods                      Richmond, VA                  268        158,669     18.5       1994         592          89.6%

                                                                Average Economic          Average
                                                                   Occupancy           Rental Rate (1)
                                                              --------------------    -----------------                Financial
                                                                                       $ per    $ per      Property    reporting
                                     City and State             1998        1997        Apt    Sq. Ft.    EBITDA (2)   cost (3)
---------------------------------------------------------------------------------------------------------------------------------

HARTFORD, CT
 Avalon Pavilions                  Manchester, CT               97.5%      N/A          887      0.95       3,960        84,767

LONG ISLAND, NY
 Avalon Commons                    Smithtown, NY                98.5%      N/A        1,487      1.22       2,352        34,872
 Avalon Towers                     Long Beach, NY               98.3%      N/A        2,393      2.05         966        21,453
 Avalon Court                      Melville, NY                 98.4%      N/A        1,691      1.34       1,478        18,907

NORTHERN NEW JERSEY
 Avalon Cove                       Jersey City, NJ              98.3%      N/A        2,353      2.13       6,327        94,061

PHILADELPHIA, PA
 Avalon Watch                      Lawrenceville, NJ            98.1%      N/A        1,115      1.15       2,763        57,333
 Avalon Chase                      Marlton, NJ                  95.7%      N/A          959      1.06       1,462        31,338
 Avalon Run East                   Lawrenceville, NJ            97.4%      N/A        1,343      1.03       1,305        21,466

WESTCHESTER, NY
 Avalon Gardens                    Nanuet, NY                   95.5%      N/A        1,511      1.12       3,671        53,434
 Avalon View                       Fishkill, NJ                 98.4%      N/A        1,024      1.01       1,334        26,625
 Avalon Green                      Greenburgh, NY               98.3%      N/A        1,971      1.76         970        16,515

MID-ATLANTIC
BALTIMORE, MD
 Avalon at Fairway Hills I & II    Columbia, MD                 96.0%      N/A          878      0.84       2,812        61,299
 Avalon at Symphony Glen           Columbia, MD                 98.0%      N/A          871      0.83         672        12,757
 Avalon Landing                    Annapolis, MD                98.2%      N/A          797      1.06         530        12,384

NORFOLK, VA
 Avalon Birches                    Chesapeake, VA               95.6%      N/A          747      0.85       1,075        18,016
 Avalon at Hampton I & II          Hampton, VA                  91.7%      N/A          654      0.62       1,078        23,134
 Avalon Pines                      Virginia Beach, VA           92.2%      N/A          698      0.78         467        11,483

NORTHERN VIRGINIA
 Avalon at Ballston - Vermont &    Arlington, VA                97.8%      N/A        1,123      1.18       2,425        61,852
   Quincy Towers
 Avalon Crescent                   McLean, VA                   97.2%      N/A        1,364      1.19       3,968        60,327
 Avalon at Park Center             Alexandria, VA               96.7%      N/A          952      1.18       2,260        46,725
 Avalon at Ballston - Washington   Arlington, VA                96.7%      N/A        1,177      1.33       1,878        43,108
   Towers
 Avalon at Cameron Court           Alexandria, VA               81.2%      N/A        1,278      0.98       2,425        42,777
 AutumnWoods                       Fairfax, VA                  97.8%      N/A          917      1.06       1,895        40,547
 Avalon Park                       Manassas, VA                 97.4%      N/A          743      0.89       1,235        25,496
 Avalon at Fair Lakes              Fairfax, VA                  95.4%      N/A        1,242      0.96       1,500        23,225
 Avalon at Dulles                  Sterling, VA                 98.1%      N/A          893      0.89         998        18,721
 Avalon at Providence Park         Fairfax, VA                  97.3%      N/A        1,001      0.92         599        14,680

RICHMOND, VA
 Avalon at Gayton                  Richmond, VA                 92.3%      N/A          689      0.74         899        19,365
 Avalon at Boulders                Richmond, VA                 90.0%      N/A          755      0.61         800        16,834
 Avalon Station                    Fredericksburg, VA           94.9%      N/A          703      0.71         661        12,759
 Avalon Woods                      Richmond, VA                 95.2%      N/A          581      0.93         660        11,131

                PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
            (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)

                                                                            Approx.
                                                                           rentable                           Average     Physical
                                                              Number of      area              Year built      size       occupancy
                                     City and State            homes      (Sq. Ft.)    Acres   or acquired   (Sq. Ft,)   at 12/31/98
------------------------------------------------------------------------------------------------------------------------------------

SOUTHERN MARYLAND
 Avalon at Decoverly               Rockville, MD                 368        368,446     25.0       1995       1,001          97.0%
 Avalon Knoll                      Germantown, MD                300        290,400     26.7       1993         968          96.0%
 Avalon Fields I & II              Garithersburg, MD             288        302,804      5.7       1996       1,050          97.2%
 Avalon Crossing                   Rockville, MD                 132        154,488      5.0       1996       1,170          97.7%
 Avalon at Lake Arbor              Mitchellville, MD             209        170,052     18.0       1995         814          95.7%

WASHINGTON, DC
 4100 Massachusetts Avenue         Washington, D.C.              308        298,345      2.7       1994         969          99.4%

MIDWEST
CHICAGO, IL
 Avalon at Danada Farms            Wheaton, IL                   295        350,581     19.2       1997       1,188          97.3%
 Avalon at West Grove              Westmont, IL                  400        388,400     17.4       1997         971          97.0%
 Avalon at Stratford Green         Bloomingdale, IL              192        237,204     12.7       1997       1,235          97.4%

CINCINNATI, OH
 Avalon at Montgomery              Cinciannati, OH               264        231,800     17.0       1997         878          92.8%

DETROIT, MI
 Avalon Heights                    Madison Heights, MN           225        206,970     17.1       1997         920          96.0%

INDIANAPOLIS, IN
 Avalon at Willow Lake             Indianapolis, IN              230        228,708     20.0       1997         994          92.6%
 Avalon at Geist                   Lawrence, IN                  146        160,554     18.0       1997       1,100          91.1%

MINNEAPOLIS, MN
 Avalon at Devonshire              Bloomington, MI               498        470,774     42.0       1997         945          93.8%
 The Gates of Edinburg             Brooklyn Park, MN             198        222,130     11.3       1998       1,122          93.4%
 Avalon at Town Centre             Eagan, MN                     246        233,562     18.7       1998         949          96.8%
 Avalon at Town Square             Plymouth, MN                  160        144,026      8.3       1998         900          99.4%

ST. LOUIS, MO
 Avalon at Oxford Hill             St. Louis, MO                 480        463,680     34.0       1998         966          91.0%


     DEVELOPMENT COMMUNITIES

 Avalon Towers by the Bay          San Francisco, CA             226        248,148      1.0        N/A       1,098           N/A
 CentreMark                        Cupertino, CA                 311        294,828      8.0        N/A         948           N/A
 Paseo Alameda                     San Jose, CA                  305        308,355      8.9        N/A       1,011           N/A
 Rosewalk at Waterford Park II     San Jose, CA                  156        153,192      5.8        N/A         982           N/A
 Avalon Oaks                       Wilmington, MA                204        208,692     22.5        N/A       1,023           N/A
 Avalon Valley                     Danbury, CT                   268        286,760     17.4        N/A       1,070           N/A
 Avalon Corners                    Stamford, CT                  195        185,835      3.2        N/A         953           N/A
 Avalon Lake                       Danbury, CT                   135        159,804     32.0        N/A       1,184           N/A
 Avalon Court North                Melville, NY                  340        405,280     24.6        N/A       1,192           N/A
 The Tower at Avalon Cove          Jersey City, NJ               269        243,445      2.8        N/A         905           N/A
 Avalon Willow                     Mamaroneck, NY                227        213,009      4.1        N/A         938           N/A
 The Avalon                        Bronxville, NY                110        119,350      1.5        N/A       1,085           N/A
 Avalon Crest                      Fort Lee, NJ                  351        367,692     13.0        N/A       1,048           N/A
 Avalon at Fox Mill                Herndon, VA                   165        220,275     12.8        N/A       1,335           N/A


                                                                Average Economic          Average
                                                                   Occupancy           Rental Rate (1)
                                                              --------------------    -----------------                Financial
                                                                                       $ per    $ per      Property    reporting
                                     City and State             1998        1997        Apt    Sq. Ft.    EBITDA (2)   cost (3)
---------------------------------------------------------------------------------------------------------------------------------

SOUTHERN MARYLAND
 Avalon at Decoverly               Rockville, MD                97.3%      N/A        1,077      1.05       2,005        41,218
 Avalon Knoll                      Germantown, MD               97.1%      N/A          835      0.84       1,107        23,410
 Avalon Fields I & II              Garithersburg, MD            92.4%      N/A        1,066      0.93       1,393        27,193
 Avalon Crossing                   Rockville, MD                98.5%      N/A        1,424      1.20       1,005        18,337
 Avalon at Lake Arbor              Mitchellville, MD            95.3%      N/A          891      1.04         653        14,275

WASHINGTON, DC
 4100 Massachusetts Avenue         Washington, D.C.             98.5%      N/A        1,450      1.47       2,060        46,300

MIDWEST
CHICAGO, IL
 Avalon at Danada Farms            Wheaton, IL                  96.7%      N/A        1,286      1.05       1,758        49,960
 Avalon at West Grove              Westmont, IL                 95.4%      N/A          830      0.82       1,244        34,327
 Avalon at Stratford Green         Bloomingdale, IL             96.8%      N/A        1,236      0.97       1,094        28,698

CINCINNATI, OH
 Avalon at Montgomery              Cinciannati, OH              92.3%      N/A          706      0.74         695        20,721

DETROIT, MI
 Avalon Heights                    Madison Heights, MN          95.4%      N/A          838      0.87         702        20,824

INDIANAPOLIS, IN
 Avalon at Willow Lake             Indianapolis, IN             91.4%      N/A          744      0.68         675        20,181
 Avalon at Geist                   Lawrence, IN                 91.9%      N/A          872      0.73         476        16,148

MINNEAPOLIS, MN
 Avalon at Devonshire              Bloomington, MI              96.9%      N/A          884      0.91       1,663        48,523
 The Gates of Edinburg             Brooklyn Park, MN            95.3%      N/A          978      0.83         834        23,862
 Avalon at Town Centre             Eagan, MN                    98.8%      N/A          869      0.90         819        23,634
 Avalon at Town Square             Plymouth, MN                 98.3%      N/A          872      0.95         498        14,212

ST. LOUIS, MO
 Avalon at Oxford Hill             St. Louis, MO                90.2%      N/A          696      0.65       1,197        39,438


     DEVELOPMENT COMMUNITIES

 Avalon Towers by the Bay          San Francisco, CA            N/A        N/A          N/A      N/A          N/A        37,139
 CentreMark                        Cupertino, CA                N/A        N/A          N/A      N/A          N/A        48,441
 Paseo Alameda                     San Jose, CA                 N/A        N/A          N/A      N/A          N/A        39,120
 Rosewalk at Waterford Park II     San Jose, CA                 N/A        N/A          N/A      N/A          N/A        18,201
 Avalon Oaks                       Wilmington, MA               N/A        N/A          N/A      N/A          N/A        15,029
 Avalon Valley                     Danbury, CT                  N/A        N/A          N/A      N/A          N/A        12,024
 Avalon Corners                    Stamford, CT                 N/A        N/A          N/A      N/A          N/A        11,756
 Avalon Lake                       Danbury, CT                  N/A        N/A          N/A      N/A          N/A         9,274
 Avalon Court North                Melville, NY                 N/A        N/A          N/A      N/A          N/A        11,315
 The Tower at Avalon Cove          Jersey City, NJ              N/A        N/A          N/A      N/A          N/A        33,146
 Avalon Willow                     Mamaroneck, NY               N/A        N/A          N/A      N/A          N/A        27,003
 The Avalon                        Bronxville, NY               N/A        N/A          N/A      N/A          N/A        12,885
 Avalon Crest                      Fort Lee, NJ                 N/A        N/A          N/A      N/A          N/A        38,233
 Avalon at Fox Mill                Herndon, VA                  N/A        N/A          N/A      N/A          N/A         4,838

   FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES


                                                    1 BR                    2BR                              3BR
                                                  -----------------------------------------------------------------------------
                                                  1/1.5 BA      1/1.5 BA          2/2.5/3 BA          2/2.5 BA       3BA
--------------------------------------------------------------------------------------------------------------------------------
       CURRENT COMMUNITIES (4)

    NORTHERN CALIFORNIA
    Alameda County, CA
    Waterford                                        208            --                 336                --              --
    Hampton Place                                     88            --                 176                --                44
    Hacienda Gardens                                 238            --                 218                --              --
    Amador Oaks                                       72               8                60                  48            --
    Willow Creek                                      99            --                 136                --              --
    Alicante                                          42              81              --                  --                12
    Barrington Hills                                  48            --                 140                --              --
    Parc Centre                                      124              84              --                  --              --
    Rivershore                                        44            --                 145                  56            --

    Central Valley, CA
    Governor's Square                                 93              63                68                  30            --
    The Pointe                                       130              28               138                --              --
    Blairmore                                        114              40                98                --              --

    San Francisco, CA
    Crown Ridge                                      158              68                24                --              --
    Sunset Towers                                    183              20                20                --              --
    City Heights                                     114            --                  25                --              --
    Village Square                                    90            --                  49                  15            --
    Crossbrook                                        88              30               108                --              --

    San Mateo, CA
    Cedar Ridge                                      117              33                24                --              --
    Regatta Bay                                      124             123                 1                --              --
    Sea Ridge                                         58             106                56                --              --

    Santa Clara County, CA
    Toscana                                          338            --                 336                  18              15
    Avalon at Town Center                             90            --                 210                --                24
    Canyon Creek                                     156            --                 180                --                12
    CountryBrook                                     108            --                 252                --              --
    The Arbors                                       212              40              --                  --              --
    Creekside                                        158             128              --                  --              --
    Rosewalk at Waterford Park I                      96            --                 192                --                12
    The Fountains                                    100            --                 126                --              --
    Parkside Commons                                  60            --                  96                  36            --
    Villa Mariposa                                   108            --                  88                  52            --
    San Marino                                       103            --                 145                --              --
    The Promenade                                    112              10                54                --              --
    Foxchase I and II                                168            --                 228                --              --
    Glen Creek                                        58            --                  79                --                 1
    Fairway Glen                                      60            --                  84                --              --

                                                                                                                  Washer &
                                                                                                                   dryer
                                                  Studios /                                            Parking  hook-ups or
                                                 Efficiencies              Other         Total          spaces      units
------------------------------------------------------------------------------------------------------------------------------
       CURRENT COMMUNITIES (4)

    NORTHERN CALIFORNIA
    Alameda County, CA
    Waterford                                               --              --            544             876       Some
    Hampton Place                                           --              --            308             570       All
    Hacienda Gardens                                        --              --            456             856       All
    Amador Oaks                                             --                16          204             427       Most
    Willow Creek                                            --              --            235             240       All
    Alicante                                                --              --            135             260       All
    Barrington Hills                                        --              --            188             320       All
    Parc Centre                                             --              --            208             210       None
    Rivershore                                              --              --            245             761       None

    Central Valley, CA
    Governor's Square                                         48            --            302             332       Some
    The Pointe                                              --              --            296             504       All
    Blairmore                                               --              --            252             452       All

    San Francisco, CA
    Crown Ridge                                                4            --            254             377       Some
    Sunset Towers                                             20            --            243             244       None
    City Heights                                              46            --            185             104       None
    Village Square                                          --              --            154             155       None
    Crossbrook                                              --              --            226             343       Some

    San Mateo, CA
    Cedar Ridge                                               21            --            195             258       None
    Regatta Bay                                               40            --            288             490       None
    Sea Ridge                                               --              --            220             299       None

    Santa Clara County, CA
    Toscana                                                    3            --            710           1,400       All
    Avalon at Town Center                                   --              --            324             560       All
    Canyon Creek                                            --              --            348             588       All
    CountryBrook                                            --              --            360             660       All
    The Arbors                                              --              --            252             395       All
    Creekside                                                  8            --            294             376       None
    Rosewalk at Waterford Park I                            --              --            300             420       All
    The Fountains                                           --              --            226             354       All
    Parkside Commons                                        --              --            192             192       All
    Villa Mariposa                                          --              --            248             421       All
    San Marino                                              --              --            248             436       All
    The Promenade                                             44            --            220             394       Some
    Foxchase I and II                                       --              --            396             719       All
    Glen Creek                                              --              --            138             228       All
    Fairway Glen                                            --              --            144             226       All





                                                                                               Large         Balcony
                                                                                              storage         patio
                                                Vaulted                                      or walk-        deck or
                                                ceilings         Lofts        Fireplaces    in closet        sunroom
-------------------------------------------------------------------------------------------------------------------------
       CURRENT COMMUNITIES (4)

    NORTHERN CALIFORNIA
    Alameda County, CA
    Waterford                                     Some            None           None          All            All
    Hampton Place                                 Most            None           Half          Most           All
    Hacienda Gardens                              Some            None           Most          None           All
    Amador Oaks                                   Some            None           Most          All            All
    Willow Creek                                  None            None           None          All            All
    Alicante                                      Some            None           Some          All            All
    Barrington Hills                              Half            None           None          All            All
    Parc Centre                                   None            None           Most          All            All
    Rivershore                                    Some            None           Some          Half           All

    Central Valley, CA
    Governor's Square                             Half            None           Most          Some           All
    The Pointe                                    None            None           Most          Most           All
    Blairmore                                     None            None           Some          Half           All

    San Francisco, CA
    Crown Ridge                                   Some            Some           Some          None           All
    Sunset Towers                                 None            None           None          None           Some
    City Heights                                  None            None           None          None          Some
    Village Square                                Some            None           None          All            All
    Crossbrook                                    Half            None           Some          None           All

    San Mateo, CA
    Cedar Ridge                                   None            Some           None          None           All
    Regatta Bay                                   None            None           None          Most           Most
    Sea Ridge                                     None            None           Some          Some           All

    Santa Clara County, CA
    Toscana                                       Some            Some           Some          Half           All
    Avalon at Town Center                         Some            None           None          Most           All
    Canyon Creek                                  All             Some           None          All            All
    CountryBrook                                  Some            None           All           None           All
    The Arbors                                    None            None           None          None           Half
    Creekside                                     None            None           Some          None           Most
    Rosewalk at Waterford Park I                  Half            None           Some          Some           All
    The Fountains                                 None            None           Most          All            All
    Parkside Commons                              Some            None           Half          All            All
    Villa Mariposa                                Some            None           None          Some           All
    San Marino                                    Some            None           None          Most           All
    The Promenade                                 None            None           None          All            All
    Foxchase I and II                             Some            None           None          Some           All
    Glen Creek                                    Half            None           None          All            All
    Fairway Glen                                  Some            None           None          None           All

                                                                            Non-                              Homes w/
                                                                           direct            Direct           pre-wired
                                                Built-in                   access            access           security
                                                bookcases    Carports      garages           garages           systems
----------------------------------------------------------------------------------------------------------------------------
       CURRENT COMMUNITIES (4)

    NORTHERN CALIFORNIA
    Alameda County, CA
    Waterford                                     None         Yes           No                No               None
    Hampton Place                                 None         Yes           Yes               No                All
    Hacienda Gardens                              None         Yes           Yes              Yes               None
    Amador Oaks                                   None          No           Yes               No               None
    Willow Creek                                  None         Yes           No                No               None
    Alicante                                      None         Yes           No                No               Some
    Barrington Hills                              Some         Yes           No                No               None
    Parc Centre                                   None         Yes           No                No               None
    Rivershore                                    None         Yes           No                No               None

    Central Valley, CA
    Governor's Square                             Some          No           Yes              Yes               None
    The Pointe                                    None         Yes           No                No               None
    Blairmore                                     None         Yes           No                No               None

    San Francisco, CA
    Crown Ridge                                   None         Yes           No               Yes               None
    Sunset Towers                                 None         Yes           No               Yes               None
    City Heights                                  Most         Yes           Yes               No               None
    Village Square                                None          No           Yes               No               None
    Crossbrook                                    None         Yes           No               Yes               None

    San Mateo, CA
    Cedar Ridge                                   None         Yes           No               Yes               None
    Regatta Bay                                   None         Yes           No                No               None
    Sea Ridge                                     None         Yes           Yes               No               None

    Santa Clara County, CA
    Toscana                                       None          No           Yes               No                All
    Avalon at Town Center                         None         Yes           Yes               No                All
    Canyon Creek                                  None         Yes           Yes               No                All
    CountryBrook                                  None         Yes           Yes               No               None
    The Arbors                                    None         Yes           Yes               No               None
    Creekside                                     None         Yes           No                No               None
    Rosewalk at Waterford Park I                  Most         Yes           Yes               No                All
    The Fountains                                 None          No           No               Yes               None
    Parkside Commons                              Some         Yes           Yes               No               None
    Villa Mariposa                                None         Yes           No                No               None
    San Marino                                    None         Yes           No                No               None
    The Promenade                                 None          No           No               Yes               None
    Foxchase I and II                             None         Yes           No                No               None
    Glen Creek                                    None         Yes           No                No               None
    Fairway Glen                                  None         Yes           No                No               Some

   FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES



                                                    1 BR                    2BR                              3BR
                                                  -----------------------------------------------------------------------------
                                                  1/1.5 BA      1/1.5 BA          2/2.5/3 BA          2/2.5 BA       3BA
-------------------------------------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
Los Angeles, CA
Viewpointe                                           222            --                 441                --              --
Lakeside                                             296             133                86                  12            --
Westwood Club                                        126            --                 102                --              --
Arbor Heights                                        213            --                 134                   2            --
Warner Oaks                                           89              54                64                  20            --
TimberWood                                            32              50                63                  64            --

Orange County, CA
SunScape                                            --                36               324                  40            --
Pacifica Club                                        144              56               104                --              --
Mill Creek                                           124            --                  86                --              --
Villa Serena                                         160              75                66                --              --
Amberway                                             114              48                48                --              --
Laguna Brisas                                       --              --                 176                --              --
Lafayette Place                                       44              54              --                    35            --
Larkspur Canyon                                       32              28                44                --              --

San Diego, CA
Mission Bay Club                                     270               9               165                --              --
Cabrillo Square                                      112            --                  84                --              --
Mission Woods                                         18              99              --                    83            --
SummerWalk                                            48              48                80                --              --

PACIFIC NORTHWEST
Portland, OR
Waterhouse Place                                      99              38               138                   4            --

Seattle, WA
The Verandas at Bear Creek                            55              40               110                  59            --
Gallery Place                                         76              44                67                  35            --
Avalon Ridge                                          16              19               217                 169            --
Avalon Westhaven                                      94              82                 6                   8            --

NORTHEAST
Boston, MA
Avalon at Prudential Center                          361            --                 241                --              --
Longwood Towers                                      144              52                23                  25            --
Avalon at Center Place                               103            --                 111                   5            --
Avalon Summit                                        154              61                28                   2            --
Avalon at Lexington                                   28              21                93                  56            --
Avalon at Faxon Park                                  68            --                  75                  28            --
Avalon West                                           40            --                  55                  25            --

Fairfield County, CT
Avalon Walk I & II                                   272             116               122                  74            --
Avalon Glen                                          124            --                 114                --              --
Avalon Gates                                         122            --                 168                  50            --
Hanover Hall                                          68             146              --                    70            --
Avalon Springs                                      --              --                  70                  32            --

Hartford, CT



                                                                                                              Washer &
                                                                                                               dryer
                                              Studios /                                            Parking  hook-ups or
                                             Efficiencies              Other         Total          spaces      units
-------------------------------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
Los Angeles, CA
Viewpointe                                              --              --            663           1,300       Some
Lakeside                                                 221            --            748             909       Some
Westwood Club                                            135            --            363             484       None
Arbor Heights                                              2            --            351             772       All
Warner Oaks                                             --              --            227             252       Some
TimberWood                                              --              --            209             400       Most

Orange County, CA
SunScape                                                --              --            400             790       None
Pacifica Club                                           --              --            304             478       All
Mill Creek                                                48                          258             300       Some
Villa Serena                                            --              --            301             523       All
Amberway                                                  62            --            272             454       None
Laguna Brisas                                           --              --            176             335       None
Lafayette Place                                           12            --            145             235       Most
Larkspur Canyon                                         --                62          166             166       None

San Diego, CA
Mission Bay Club                                         120            --            564             769       None
Cabrillo Square                                           97            --            293             283       None
Mission Woods                                           --              --            200             200       Most
SummerWalk                                              --              --            176             176       All

PACIFIC NORTHWEST
Portland, OR
Waterhouse Place                                        --              --            279             445       All

Seattle, WA
The Verandas at Bear Creek                              --              --            264             470       All
Gallery Place                                           --              --            222             384       All
Avalon Ridge                                            --              --            421             712       All
Avalon Westhaven                                        --              --            190             191       All

NORTHEAST
Boston, MA
Avalon at Prudential Center                               29             150          781             142       None
Longwood Towers                                           81               8          333             210       Some
Avalon at Center Place                                     6            --            225             345       All
Avalon Summit                                           --              --            245             328       None
Avalon at Lexington                                     --              --            198             323       All
Avalon at Faxon Park                                    --              --            171             287       All
Avalon West                                             --              --            120             145       All

Fairfield County, CT
Avalon Walk I & II                                      --               180          764           1,528       All
Avalon Glen                                             --              --            238             400       Most
Avalon Gates                                            --              --            340             580       All
Hanover Hall                                             104            --            388             405       None
Avalon Springs                                          --              --            102             153       All

Hartford, CT



                                                                                              Large         Balcony
                                                                                             storage         patio
                                               Vaulted                                      or walk-        deck or
                                               ceilings         Lofts        Fireplaces    in closet        sunroom
-------------------------------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
Los Angeles, CA
Viewpointe                                       None            Some           None          Most           All
Lakeside                                         Some            None           Some          Some           Some
Westwood Club                                    None            None           None          None           All
Arbor Heights                                    None            None           None          None           Half
Warner Oaks                                      Some            None           Some          Some           All
TimberWood                                       Half            None           None          All            All

Orange County, CA
SunScape                                         None            None           None          Most           Most
Pacifica Club                                    None            None           None          Half           All
Mill Creek                                       Half            None           None          Half           All
Villa Serena                                     None            None           None          None           All
Amberway                                         Some            None           None          None           All
Laguna Brisas                                    Some            None           All           None           Half
Lafayette Place                                  Some            None           Some          Most           Most
Larkspur Canyon                                  None            None           None          None           All

San Diego, CA
Mission Bay Club                                 None            None           None          Some           All
Cabrillo Square                                  None            None           None          None           All
Mission Woods                                    None            None           Most          Most           Most
SummerWalk                                       None            None           All           Some           All

PACIFIC NORTHWEST
Portland, OR
Waterhouse Place                                 None            None           Most          Some           Most

Seattle, WA
The Verandas at Bear Creek                       All             None           Most          All            All
Gallery Place                                    Some            None           All           All            All
Avalon Ridge                                     Some            None           Most          Most           All
Avalon Westhaven                                 None            None           All           All            All

NORTHEAST
Boston, MA
Avalon at Prudential Center                      None            None           None          Most           Some
Longwood Towers                                  None            None           Some          Most           Some
Avalon at Center Place                           None            None           None          Half           Some
Avalon Summit                                    None            None           None          None           Most
Avalon at Lexington                              Some            Some           Some          Most           All
Avalon at Faxon Park                             Some            Some           Half          All            All
Avalon West                                      Some            Some           Some          All            Half

Fairfield County, CT
Avalon Walk I & II                               Some            Some           Half          All            All
Avalon Glen                                      Some            Some           Some          Half           Most
Avalon Gates                                     Some            Some           None          All            All
Hanover Hall                                     None            None           None          Some           All
Avalon Springs                                   Half            Half           Most          All            All

Hartford, CT

                                                                           Non-                              Homes w/
                                                                          direct            Direct           pre-wired
                                               Built-in                   access            access           security
                                               bookcases    Carports      garages           garages           systems
--------------------------------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
Los Angeles, CA
Viewpointe                                       None          No           No                No               None
Lakeside                                         None         Yes           Yes               No               None
Westwood Club                                    None          No           No                No               None
Arbor Heights                                    None         Yes           Yes               No               None
Warner Oaks                                      None         Yes           No                No               None
TimberWood                                       None         Yes           No                No               None

Orange County, CA
SunScape                                         None         Yes           Yes               No               None
Pacifica Club                                    None         Yes           No                No               None
Mill Creek                                       None         Yes           Yes              Yes               None
Villa Serena                                     None         Yes           Yes               No               None
Amberway                                         None         Yes           No                No               None
Laguna Brisas                                    None          No           No                No               None
Lafayette Place                                  Some         Yes           Yes               No               None
Larkspur Canyon                                  None         Yes           Yes               No               None

San Diego, CA
Mission Bay Club                                 None          No           Yes               No               None
Cabrillo Square                                  None          No           No               Yes               None
Mission Woods                                    None          No           Yes               No               None
SummerWalk                                       All          Yes           No                No               None

PACIFIC NORTHWEST
Portland, OR
Waterhouse Place                                 None         Yes           Yes               No               None

Seattle, WA
The Verandas at Bear Creek                       Some         Yes           Yes              Yes                All
Gallery Place                                    None         Yes           Yes               No               None
Avalon Ridge                                     None         Yes           No                No               None
Avalon Westhaven                                 None         Yes           No                No               None

NORTHEAST
Boston, MA
Avalon at Prudential Center                      None          No           No                No               None
Longwood Towers                                  Some          No           No                No               Some
Avalon at Center Place                           None          No           No               Yes               None
Avalon Summit                                    None          No           Yes               No               None
Avalon at Lexington                              None         Yes           Yes               No                All
Avalon at Faxon Park                             None          No           No               Yes                All
Avalon West                                      None          No           Yes              Yes                All

Fairfield County, CT
Avalon Walk I & II                               Some         Yes           No                No               Half
Avalon Glen                                      None         Yes           Yes               No               Most
Avalon Gates                                     None         Yes           Yes               No                All
Hanover Hall                                     None          No           Yes               No               None
Avalon Springs                                   None          No           No               Yes                All

Hartford, CT

   FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES



                                                    1 BR                    2BR                              3BR
                                                  -----------------------------------------------------------------------------
                                                  1/1.5 BA      1/1.5 BA          2/2.5/3 BA          2/2.5 BA       3BA
--------------------------------------------------------------------------------------------------------------------------------
Avalon Pavilions                                     472             168               220                  72            --

Long Island, NY
Avalon Commons                                       128              40               112                  32            --
Avalon Towers                                       --              --                  37                   1               3
Avalon Court                                          34            --                  76                  44            --

Northern New Jersey
Avalon Cove                                          190            --                 190                  46               2

Philadelphia, PA
Avalon Watch                                         252              36               142                  40            --
Avalon Chase                                         132              48               156                  24            --
Avalon Run East                                       64            --                 106                  36            --

Westchester, NY
Avalon Gardens                                       208              48               144                 104            --
Avalon View                                          113              51                60                  64            --
Avalon Green                                          25              24                56                --              --

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II                       269             237               154                  24              36
Avalon at Symphony Glen                               86              14                54                  20            --
Avalon Landing                                        65              18                57                --              --

Norfolk, VA
Avalon Birches                                       186            --                 126                --              --
Avalon at Hampton I & II                             178              66               120                  54            --
Avalon Pines                                          90              24                60                --              --

Northern Virginia
Avalon at Ballston - Vermont & Quincy                335              35                84                --              --
Avalon Crescent                                      186            --                 372                --              --
Avalon at Park Center                                384            --                 108                --              --
Avalon at Ballston - Washington Towers               205              31               108                --              --
Avalon at Cameron Court                              208            --                 168                --              --
AutumnWoods                                          220              72                96                --              --
Avalon Park                                          140              40               152                --              --
Avalon at Fair Lakes                                  45              12               125                  26              26
Avalon at Dulles                                     104              40                76                --                16
Avalon at Providence Park                             19            --                 112                   4            --

Richmond, VA
Avalon at Gayton                                     156              54                88                  30            --
Avalon at Boulders                                    90            --                 179                  15            --
Avalon Station                                        68              31               100                  24            --
Avalon Woods                                         200            --                  48                --              --

                                                                                                                     Washer &
                                                                                                                      dryer
                                                  Studios /                                            Parking     hook-ups or
                                                 Efficiencies              Other         Total          spaces         units
---------------------------------------------------------------------------------------------------------------------------------
Avalon Pavilions                                       --                   --            932           1,631          All

Long Island, NY
Avalon Commons                                         --                   --            312             425          All
Avalon Towers                                             1                   67          109             198          All
Avalon Court                                           --                   --            154             292          All

Northern New Jersey
Avalon Cove                                            --                     76          504             455          All

Philadelphia, PA
Avalon Watch                                           --                     42          512             768          All
Avalon Chase                                           --                   --            360             800          All
Avalon Run East                                        --                   --            206             345          All

Westchester, NY
Avalon Gardens                                         --                   --            504             756          All
Avalon View                                            --                   --            288             576          All
Avalon Green                                           --                   --            105             218          All

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II                         --                   --            720           1,137          All
Avalon at Symphony Glen                                --                   --            174             266          All
Avalon Landing                                         --                     18          158             257          All

Norfolk, VA
Avalon Birches                                         --                   --            312             664          All
Avalon at Hampton I & II                               --                   --            418             626          All
Avalon Pines                                           --                   --            174             261          All

Northern Virginia
Avalon at Ballston - Vermont & Quincy                  --                   --            454             498          All
Avalon Crescent                                        --                   --            558             662          All
Avalon at Park Center                                  --                   --            492             643          All
Avalon at Ballston - Washington Towers                 --                   --            344             415          All
Avalon at Cameron Court                                --                     84          460             782          All
AutumnWoods                                            --                     32          420             727          All
Avalon Park                                              40                 --            372             809          All
Avalon at Fair Lakes                                   --                   --            234             505          All
Avalon at Dulles                                       --                   --            236             497          All
Avalon at Providence Park                              --                      6          141             287          All

Richmond, VA
Avalon at Gayton                                       --                   --            328             656          All
Avalon at Boulders                                     --                   --            284             535          All
Avalon Station                                         --                   --            223             556          All
Avalon Woods                                             20                 --            268             400          All

                                                                                                  Large         Balcony
                                                                                                 storage         patio
                                                   Vaulted                                      or walk-        deck or
                                                   ceilings         Lofts        Fireplaces    in closet        sunroom
----------------------------------------------------------------------------------------------------------------------------
Avalon Pavilions                                     Some            Some           Some          Most           All

Long Island, NY
Avalon Commons                                       Some            Some           Some          Most           All
Avalon Towers                                        None            None           None          All            Most
Avalon Court                                         Some            Some           Some          All            All

Northern New Jersey
Avalon Cove                                          Some            Some           Some          All            Most

Philadelphia, PA
Avalon Watch                                         Some            None           Some          All            All
Avalon Chase                                         None            None           Half          All            All
Avalon Run East                                      All             Some           Some          All            Most

Westchester, NY
Avalon Gardens                                       Half            Half           Some          All            All
Avalon View                                          Some            Some           Some          Most           All
Avalon Green                                         Half            Half           Some          All            All

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II                       Some            None           Some          Some           All
Avalon at Symphony Glen                              Some            None           Most          All            All
Avalon Landing                                       None            None           Most          Most           All

Norfolk, VA
Avalon Birches                                       Some            None           All           All            All
Avalon at Hampton I & II                             Some            None           Half          All            All
Avalon Pines                                         Some            None           All           All            All

Northern Virginia
Avalon at Ballston - Vermont & Quincy                None            None           None          Most           All
Avalon Crescent                                      Some            Some           Half          Most           All
Avalon at Park Center                                Some            None           Some          All            All
Avalon at Ballston - Washington Towers               None            None           Some          Most            All
Avalon at Cameron Court                              Some            Some           Some          All            Most
AutumnWoods                                          Some            None           Some          All            All
Avalon Park                                          Some            None           Some          All            All
Avalon at Fair Lakes                                 Half            None           Half          All            Most
Avalon at Dulles                                     Some            None           Most          All            All
Avalon at Providence Park                            None            None           Most          All            All

Richmond, VA
Avalon at Gayton                                     Half            None           Half          All            All
Avalon at Boulders                                   None            None           All           All            All
Avalon Station                                       Half            Some           None          None           None
Avalon Woods                                         Half            None           None          Some           None

                                                                                Non-                              Homes w/
                                                                               direct            Direct           Pre-wired
                                                    Built-in                   access            access           Security
                                                    bookcases    Carports      garages           garages           Systems
--------------------------------------------------------------------------------------------------------------------------------
Avalon Pavilions                                      None         Yes           No                No               None

Long Island, NY
Avalon Commons                                        None          No           Yes               No                All
Avalon Towers                                         None          No           No               Yes                All
Avalon Court                                          None          No           No               Yes                All

Northern New Jersey
Avalon Cove                                           None          No           Yes               No               Some

Philadelphia, PA
Avalon Watch                                          None          No           Yes               No               None
Avalon Chase                                          None         Yes           No                No               None
Avalon Run East                                       None         Yes           Yes              Yes                All

Westchester, NY
Avalon Gardens                                        None         Yes           Yes              Yes                All
Avalon View                                           None         Yes           No                No               None
Avalon Green                                          None         Yes           No                No                All

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II                        Some          No           No                No               None
Avalon at Symphony Glen                               Half          No           No                No               None
Avalon Landing                                        None         Yes           No                No               None

Norfolk, VA
Avalon Birches                                        None          No           No                No               None
Avalon at Hampton I & II                              Some          No           No                No               None
Avalon Pines                                          None          No           No               Yes               None

Northern Virginia
Avalon at Ballston - Vermont & Quincy                 None          No           No               Yes               None
Avalon Crescent                                       None          No           Yes              Yes                All
Avalon at Park Center                                 None          No           No                No               Some
Avalon at Ballston - Washington Towers                None          No            No               No               None
Avalon at Cameron Court                               None          No           Yes              Yes                All
AutumnWoods                                           Some         Yes           No                No               None
Avalon Park                                           All           No           No                No                All
Avalon at Fair Lakes                                  None          No           Yes              Yes               None
Avalon at Dulles                                      Some          No           No                No               None
Avalon at Providence Park                             None          No           No                No               None

Richmond, VA
Avalon at Gayton                                      Some          No           No                No               None
Avalon at Boulders                                    None          No           No                No               None
Avalon Station                                        None          No           No                No               None
Avalon Woods                                          None          No           No                No               None

   FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES



                                                    1 BR                    2BR                              3BR
                                                  -----------------------------------------------------------------------------
                                                  1/1.5 BA      1/1.5 BA          2/2.5/3 BA          2/2.5 BA       3BA
-------------------------------------------------------------------------------------------------------------------------------
Southern Maryland
Avalon at Decoverly                                  156            --                 104                  64              44
Avalon Knoll                                         136              55                81                  28            --
Avalon Fields I & II                                  74              32                84                  32            --
Avalon Crossing                                     --                27               105                --              --
Avalon at Lake Arbor                                 110              12                87                --              --

Washington, D.C.
4100 Massachusetts Avenue                            160              70              --                     3            --

MIDWEST
Chicago, IL
Avalon at Danada Farms                                80            --                 134                --              --
Avalon at West Grove                                 200             200              --                  --              --
Avalon at Stratford Green                             45               9               108                  21            --

Cincinnati, OH
Avalon at Montgomery                                 104              32                88                --              --

Detroit, MI
Avalon Heights                                        90              62                44                --              --

Indianapolis, IN
Avalon at Willow Lake                                 72              32                94                  32            --
Avalon at Geist                                       40              16                68                  22            --

Minneapolis, MN
Avalon at Devonshire                                 194            --                 304                --              --
The Gates of Edinburg                                 56            --                 114                  26            --
Avalon at Town Centre                                102            --                 111                  33            --
Avalon at Town Square                                 76            --                  68                  12            --

St. Louis, MO
Avalon at Oxford Hill                                162            --                 232                  86            --

   DEVELOPMENT COMMUNITIES
Avalon Towers by the Bay                              91            --                 132                --                 3
CentreMark                                           145            --                 152                --                14
Paseo Alameda                                        113            --                 164                --                28
Rosewalk at Waterford Park II                         72            --                  72                --                12
Avalon Oaks                                           60              24                96                  24            --
Avalon Valley                                        106            --                 134                  28            --
Avalon Corners                                       118            --                  77                --              --
Avalon Lake                                           36            --                  46                --              --
Avalon Court North                                   138              54               118                --                30
The Tower at Avalon Cove                             147              24                74                  24            --
Avalon Willow                                        150              77              --                  --              --
The Avalon                                            56               2                42                   8               2
Avalon Crest                                          96            --                 131                  67            --
Avalon at Fox Mill                                  --              --                  92                  73            --

                                                                                                                       Washer &
                                                                                                                        dryer
                                                     Studios /                                            Parking    hook-ups or
                                                    Efficiencies              Other         Total          spaces        units
-----------------------------------------------------------------------------------------------------------------------------------
Southern Maryland
Avalon at Decoverly                                      --                    --            368             584         All
Avalon Knoll                                             --                    --            300             482         All
Avalon Fields I & II                                     --                      66          288             443         All
Avalon Crossing                                          --                    --            132             224         All
Avalon at Lake Arbor                                     --                    --            209             312         All

Washington, D.C.
4100 Massachusetts Avenue                                  27                    48          308             330         All

MIDWEST
Chicago, IL
Avalon at Danada Farms                                   --                      81          295             714         All
Avalon at West Grove                                     --                    --            400             860         None
Avalon at Stratford Green                                --                       9          192             437         All

Cincinnati, OH
Avalon at Montgomery                                       40                  --            264             557         Most

Detroit, MI
Avalon Heights                                             24                     5          225             412         Most

Indianapolis, IN
Avalon at Willow Lake                                    --                    --            230             450         All
Avalon at Geist                                          --                    --            146              90         All

Minneapolis, MN
Avalon at Devonshire                                     --                    --            498             498         Most
The Gates of Edinburg                                    --                       2          198             210         All
Avalon at Town Centre                                    --                    --            246             250         All
Avalon at Town Square                                    --                       4          160             162         All

St. Louis, MO
Avalon at Oxford Hill                                    --                    --            480             759         Some

   DEVELOPMENT COMMUNITIES
Avalon Towers by the Bay                                 --                    --            226             243         All
CentreMark                                               --                    --            311             526         All
Paseo Alameda                                            --                    --            305             558         All
Rosewalk at Waterford Park II                            --                    --            156             228         All
Avalon Oaks                                              --                    --            204             355         All
Avalon Valley                                            --                    --            268             626         All
Avalon Corners                                           --                    --            195             273         All
Avalon Lake                                                24                    29          135             382         All
Avalon Court North                                       --                    --            340             818         All
The Tower at Avalon Cove                                 --                    --            269             285         None
Avalon Willow                                            --                    --            227             379         All
The Avalon                                               --                    --            110             167         All
Avalon Crest                                             --                      57          351             317         All
Avalon at Fox Mill                                       --                    --            165             343         All

                                                                                                    Large         Balcony
                                                                                                   storage         patio
                                                     Vaulted                                      or walk-        deck or
                                                     ceilings         Lofts        Fireplaces    in closet        sunroom
------------------------------------------------------------------------------------------------------------------------------
Southern Maryland
Avalon at Decoverly                                    Some            Some           Most          Most           All
Avalon Knoll                                           Some            None           Half          All            All
Avalon Fields I & II                                   Some            Some           Half          All            Most
Avalon Crossing                                        Some            Some           Half          All            All
Avalon at Lake Arbor                                   Some            None           None          All            All

Washington, D.C.
4100 Massachusetts Avenue                              None            None           Some          Most           All

MIDWEST
Chicago, IL
Avalon at Danada Farms                                 None            None           Some          All            Some
Avalon at West Grove                                   None            None           None          None           All
Avalon at Stratford Green                              None            None           Some          Most           Some

Cincinnati, OH
Avalon at Montgomery                                   Some            None           Most          All            All

Detroit, MI
Avalon Heights                                         Some            None           Some          All            All

Indianapolis, IN
Avalon at Willow Lake                                  Half            None           Half          All            All
Avalon at Geist                                        None            None           Half          All            All

Minneapolis, MN
Avalon at Devonshire                                   Some            None           Some          Most           Most
The Gates of Edinburg                                  None            None           Some          Some           All
Avalon at Town Centre                                  Some            None           Some          Some           All
Avalon at Town Square                                  Some            None           Some          Some           All

St. Louis, MO
Avalon at Oxford Hill                                  None            None           Some          All            All

   DEVELOPMENT COMMUNITIES
Avalon Towers by the Bay                               Some            None           Some          Half           Most
CentreMark                                             Some            None           Some          Some           All
Paseo Alameda                                          Some            Some           Some          All            Most
Rosewalk at Waterford Park II                          Half            None           Half          Most           All
Avalon Oaks                                            Some            Some           Some          All            All
Avalon Valley                                          Some            Some           Some          All            All
Avalon Corners                                         Some            Some           Some          All            All
Avalon Lake                                            Some            Some           Some          All            All
Avalon Court North                                     None            Most           Some          All            All
The Tower at Avalon Cove                               None            None           None          Half           Some
Avalon Willow                                          Some            Some           None          Most           All
The Avalon                                             Some            Some           Some          Most           Half
Avalon Crest                                           Some            Some           Some          All            All
Avalon at Fox Mill                                     Most            None           Most          All            Most

                                                                                Non-                              Homes w/
                                                                               direct            Direct           pre-wired
                                                    Built-in                   access            access           security
                                                    bookcases    Carports      garages           garages           systems
--------------------------------------------------------------------------------------------------------------------------------
Southern Maryland
Avalon at Decoverly                                   None          No           No                No               None
Avalon Knoll                                          Some          No           No                No               None
Avalon Fields I & II                                  None          No           Yes               No                All
Avalon Crossing                                       Some          No           Yes              Yes                All
Avalon at Lake Arbor                                  None          No           No                No               None

Washington, D.C.
4100 Massachusetts Avenue                             Some          No           Yes               No               None

MIDWEST
Chicago, IL
Avalon at Danada Farms                                None          No           No               Yes               None
Avalon at West Grove                                  None         Yes           No                No               None
Avalon at Stratford Green                             Some          No           Yes              Yes               None

Cincinnati, OH
Avalon at Montgomery                                  Some         Yes           No                No               None

Detroit, MI
Avalon Heights                                        None         Yes           No                No               Most

Indianapolis, IN
Avalon at Willow Lake                                 None         Yes           Yes               No               None
Avalon at Geist                                       Some          No           Yes              Yes                All

Minneapolis, MN
Avalon at Devonshire                                  Some          No           No               Yes               None
The Gates of Edinburg                                 None          No           No                No               None
Avalon at Town Centre                                 None          No           No               Yes               None
Avalon at Town Square                                 None          No           No               Yes               None

St. Louis, MO
Avalon at Oxford Hill                                 None          No           Yes               No               None

   DEVELOPMENT COMMUNITIES
Avalon Towers by the Bay                              None          No           No               Yes                All
CentreMark                                            Some          No           Yes              Yes               None
Paseo Alameda                                         None          No           Yes               No                All
Rosewalk at Waterford Park II                         Most         Yes           Yes               No                All
Avalon Oaks                                           None          No           Yes               No                All
Avalon Valley                                         None         Yes           Yes              All                All
Avalon Corners                                        None          No           Yes               No                All
Avalon Lake                                           None          No           No               Yes                All
Avalon Court North                                    None          No           Yes              Yes                All
The Tower at Avalon Cove                              None          No           Yes               No                All
Avalon Willow                                         None          No           Yes              Yes                All
The Avalon                                            None          No           Yes               No                All
Avalon Crest                                          None          No           Yes              Yes                All
Avalon at Fox Mill                                    None          No           No               Yes               None

FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES
                                  (CONTINUED)


                                                                Community       Building
                                                  Buildings     entrance        entrance     Under-    Aerobics
                                                  w/ security   controlled     controlled    ground     dance    Car   Picninc
                                                   systems       access         access      parking     studio   wash   area
------------------------------------------------------------------------------------------------------------------------------

                  CURRENT COMMUNITIES (4)
 NORTHERN CALIFORNIA

 ALAMEDA COUNTY, CA
  Waterford                                         Some           Yes           No           No         No       Yes       No
  Hampton Place                                      All           No            No           No         Yes      Yes       No
  Hacienda Gardens                                  Some           No            No           No         No       Yes       No
  Amador Oaks                                       None           No            No           No         No       Yes       Yes
  Willow Creek                                      Some           Yes           No           No         No       Yes       Yes
  Alicante                                           All           No            No           Yes        Yes      Yes       No
  Barrington Hills                                  None           Yes           Yes          No         No       No        No
  Parc Centre                                       None           Yes           No           No         No       No        No
  Rivershore                                        None           Yes           No           No         No       No        No

 CENTRAL VALLEY, CA
  Governor's Square                                 None           No            No           Yes        No       No        No
  The Pointe                                        None           No            No           No         No       Yes       No
  Blairmore                                         None           Yes           No           No         No       Yes       Yes

 SAN FRANCISCO, CA
  Crown Ridge                                       None           No            No           Yes        Yes      No        Yes
  Sunset Towers                                      All           Yes           Yes          Yes        No       No        Yes
  City Heights                                      None           Yes           Yes          Yes        No       No        Yes
  Village Square                                    None           No            Yes          Yes        No       No        No
  Crossbrook                                        None           No            No           No         No       No        Yes

 SAN MATEO, CA
  Cedar Ridge                                       None           No            No           No         No       No        No
  Regatta Bay                                       Some           No            No           No         No       Yes       No
  Sea Ridge                                         None           No            No           No         No       No        No

 SANTA CLARA COUNTY, CA
  Toscana                                           Some           Yes           Yes          Yes        Yes      No        Yes
  Avalon at Town Center                             Some           Yes           Yes          No         Yes      Yes       No
  Canyon Creek                                      Some           Yes           Yes          Yes        Yes      No        Yes
  CountryBrook                                      None           Yes           No           No         No       No        No
  The Arbors                                        None           No            No           No         No       No        Yes
  Creekside                                         Some           No            No           No         No       No        Yes
  Rosewalk at Waterford Park I                      None           Yes           No           No         Yes      No        Yes
  The Fountains                                     None           No            No           No         No       No        Yes
  Parkside Commons                                  None           No            No           Yes        No       No        Yes
  Villa Mariposa                                    None           No            No           Yes        No       Yes       Yes
  San Marino                                        None           Yes           No           No         No       Yes       No
  The Promenade                                     None           No            No           Yes        Yes      Yes       Yes
  Foxchase I and II                                 None           No            No           Yes        No       Yes       No
  Glen Creek                                        None           No            No           No         No       Yes       No
  Fairway Glen                                      Some           No            No           No         No       Yes       Yes




                                                    Walking/          Sauna /    Tennis                   Fitness
                                                    Jogging   Pool    Whirlpool  court     Racquetball     center
--------------------------------------------------------------------------------------------------------------------------

                  CURRENT COMMUNITIES (4)
 NORTHERN CALIFORNIA

 ALAMEDA COUNTY, CA
  Waterford                                           No       Yes       Yes         No          No        Yes
  Hampton Place                                       No       Yes       Yes         No          No        Yes
  Hacienda Gardens                                    No       No        Yes         No          No        No
  Amador Oaks                                         No       Yes       Yes         No          No        Yes
  Willow Creek                                        No       Yes       Yes         No          No        No
  Alicante                                            No       Yes       Yes         No          No        Yes
  Barrington Hills                                    No       Yes       Yes         No          No        Yes
  Parc Centre                                         No       Yes       Yes         No          Yes       No
  Rivershore                                          No       Yes       No          No          No        Yes
                                                      No       Yes       Yes         No          No        Yes
 CENTRAL VALLEY, CA
  Governor's Square                                   No       Yes       Yes         No          No        Yes
  The Pointe                                          No       Yes       Yes         Yes         No        Yes
  Blairmore                                           No       Yes       Yes         No          No        Yes

 SAN FRANCISCO, CA
  Crown Ridge                                         Yes      Yes       Yes         No          No        Yes
  Sunset Towers                                       No       No        No          No          No        No
  City Heights                                        No       No        No          No          No        No
  Village Square                                      No       Yes       Yes         No          No        Yes
  Crossbrook                                          Yes      Yes       Yes         No          No        Yes

 SAN MATEO, CA
  Cedar Ridge                                         No       Yes       Yes         No          No        Yes
  Regatta Bay                                         Yes      Yes       No          No          No        No
  Sea Ridge                                           No       Yes       Yes         No          No        Yes

 SANTA CLARA COUNTY, CA
  Toscana                                             Yes      Yes       Yes         No          No        Yes
  Avalon at Town Center                               Yes      Yes       Yes         No          No        Yes
  Canyon Creek                                        Yes      Yes       Yes         No          No        Yes
  CountryBrook                                        No       Yes       Yes         No          No        Yes
  The Arbors                                          No       Yes       Yes         No          No        Yes
  Creekside                                           No       Yes       No          Yes         No        Yes
  Rosewalk at Waterford Park I                        Yes      Yes       Yes         No          No        Yes
  The Fountains                                       No       Yes       Yes         No          No        Yes
  Parkside Commons                                    No       Yes       Yes         No          No        Yes
  Villa Mariposa                                      No       Yes       Yes         No          No        Yes
  San Marino                                          No       Yes       Yes         No          No        Yes
  The Promenade                                       No       Yes       Yes         No          No        Yes
  Foxchase I and II                                   No       Yes       Yes         No          No        Yes
  Glen Creek                                          No       Yes       Yes         No          No        Yes
  Fairway Glen                                        No       Yes       Yes         No          No        Yes




                                                               Indoor
                                                     Sand      outdoor          Clubhouse/      Business
                                                  volleyball  basketball       clubroom         center    Toilet   Concierge
 ------------------------------------------------------------------------------------------------------------------------------

                  CURRENT COMMUNITIES (4)
 NORTHERN CALIFORNIA

 ALAMEDA COUNTY, CA
  Waterford                                            No          Yes            No             No         Yes         No
  Hampton Place                                        No          No             Yes            No         No          No
  Hacienda Gardens                                     No          Yes            No             Yes        Yes         No
  Amador Oaks                                          No          No             No             No         Yes         No
  Willow Creek                                         No          No             No             No         No          No
  Alicante                                             No          No             Yes            No         No          No
  Barrington Hills                                     No          No             Yes            No         Yes         No
  Parc Centre                                          No          No             No             No         No          No
  Rivershore                                           No          No             No             No         No          No

 CENTRAL VALLEY, CA
  Governor's Square                                    No          No             No             No         No          No
  The Pointe                                           No          No             Yes            Yes        Yes         No
  Blairmore                                            No          No             No             No         No          No

 SAN FRANCISCO, CA
  Crown Ridge                                          No          No             No             Yes        No          No
  Sunset Towers                                        No          No             No             No         No          No
  City Heights                                         No          No             No             No         No          No
  Village Square                                       No          No             Yes            No         Yes         No
  Crossbrook                                           No          No             No             No         Yes         No

 SAN MATEO, CA
  Cedar Ridge                                          No          No             Yes            Yes        No          No
  Regatta Bay                                          No          No             Yes            No         Yes         No
  Sea Ridge                                            No          No             No             Yes        No          No

 SANTA CLARA COUNTY, CA
  Toscana                                             No           No             Yes            Yes        Yes         No
  Avalon at Town Center                               No           No             No             Yes        No          No
  Canyon Creek                                        Yes          No             No             Yes        Yes         No
  CountryBrook                                        No           No             No             No         No          No
  The Arbors                                          Yes          Yes            No             Yes        No          No
  Creekside                                           Yes          Yes            Yes            No         No          No
  Rosewalk at Waterford Park I                        No           No             No             Yes        No          No
  The Fountains                                       No           No             No             Yes        No          No
  Parkside Commons                                    No           Yes            Yes            Yes        Yes         No
  Villa Mariposa                                      Yes          No             No             No         Yes         No
  San Marino                                          No           No             No             No         Yes         No
  The Promenade                                       No           No             No             Yes        Yes         No
  Foxchase I and II                                   No           No             No             No         No          No
  Glen Creek                                          No           No             No             No         No          No
  Fairway Glen                                        No           No             No             No         Yes         No



    FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES
                                   (CONTINUED)

                                                 Community   Building
                                   Buildings     entrance    entrance   Under-   Aerobics
                                   w/security   controlled  controlled  ground    dance    Car   Picninc  Walking/
                                    systems       access      access    parking   studio   wash   area    Jogging    Pool
---------------------------------  ----------   ----------  ----------  -------  --------  ----  -------  --------   ----
 SOUTHERN CALIFORNIA
 LOS ANGELES, CA
  Viewpointe                          None          Yes        No         Yes       No      No     No        No       Yes
  Lakeside                            None          No         Yes        No        No      No     Yes       No       Yes
  Westwood Club                       None          Yes        Yes        Yes       No      No     No        No       Yes
  Arbor Heights                       None          Yes        No         No        No      No     No        No       Yes
  Warner Oaks                         None          Yes        No         No        No      No     Yes       No       Yes
  TimberWood                          Some          Yes        No         No        No      No     No        No       Yes

 ORANGE COUNTY, CA
  SunScape                            None          Yes        No         No        No      No     Yes       No       Yes
  Pacifica Club                       None          Yes        No         No        No      No     No        No       Yes
  Mill Creek                          None          Yes        No         No        No      Yes    No        No       Yes
  Villa Serena                        None          No         No         No        No      Yes    Yes       No       Yes
  Amberway                            None          Yes        No         No        No      Yes    No        No       Yes
  Laguna Brisas                       None          No         No         Yes       No      No     No        No       Yes
  Lafayette Place                     Some          No         No         No        No      Yes    No        No       Yes
  Larkspur Canyon                     None          Yes        No         No        No      No     No        Yes      Yes

 SAN DIEGO, CA
  Mission Bay Club                    None          Yes        Yes        Yes       Yes     Yes    No        No       Yes
  Cabrillo Square                     All           Yes        Yes        No        No      No     No        Yes      Yes
  Mission Woods                       Some          No         No         No        No      No     Yes       No       Yes
  SummerWalk                          None          No         No         No        No      No     Yes       Yes      Yes

 PACIFIC NORTHWEST
 PORTLAND, OR
  Waterhouse Place                    None          No         No         No        No      No     No        Yes      Yes

 SEATTLE, WA
  The Verandas at Bear Creek          All           Yes        No         No        No      No     Yes       Yes      Yes
  Gallery Place                       None          No         No         No        No      Yes    No        Yes      Yes
  Avalon Ridge                        None          No         Yes        No        No      No     No        No       Yes
  Avalon Westhaven                    None          No         No         No        No      No     Yes       No       Yes

 NORTHEAST
 BOSTON, MA
  Avalon at Prudential Center         All           Yes        Yes        Yes       No      Yes    No        No       No
  Longwood Towers                     None          Yes        Yes        Yes       Yes     Yes    Yes       Yes      No
  Avalon at Center Place              None          Yes        Yes        Yes       No      Yes    No        No       Yes
  Avalon Summit                       None          No         No         No        No      No     Yes       No       Yes
  Avalon at Lexington                 Some          No         Yes        No        Yes     No     Yes       No       Yes
  Avalon at Faxon Park                None          No         Yes        No        No      No     Yes       No       Yes
  Avalon West                         None          No         Yes        No        No      No     Yes       No       Yes

 FAIRFIELD COUNTY, CT
  Avalon Walk I & II                  None          No         No         No        Yes     Yes    Yes       Yes      Yes
  Avalon Glen                         None          No         Yes        Yes       No      No     No        No       Yes
  Avalon Gates                        None          Yes        No         No        No      No     Yes       No       Yes
  Hanover Hall                        None          Yes        Yes        Yes       No      No     No        No       Yes
  Avalon Springs                      All           No         No         No        No      No     Yes       Yes      Yes

 HARTFORD, CT


                                                                                   Indoor
                                   Sauna/  Tennis             Fitness    Sand      outdoor  Clubhouse/ Business
                                 Whirlpool court  Racquetball  center  volleyball basketball clubroom   center  Totlot Concierge
-------------------------------  --------- ------ ----------- -------- ---------- ---------- --------- -------- ------ ---------
 SOUTHERN CALIFORNIA
 LOS ANGELES, CA
  Viewpointe                        Yes      No       No         Yes      No         No        No        Yes      No       No
  Lakeside                          No       No       No         Yes      No         No        No        Yes      No       No
  Westwood Club                     Yes      Yes      No         Yes      No         Yes       Yes       Yes      Yes      No
  Arbor Heights                     Yes      No       No         Yes      No         No        No        No       Yes      No
  Warner Oaks                       Yes      No       No         No       No         No        No        No       No       No
  TimberWood                        No       No       No         Yes      No         No        No        No       Yes      No

 ORANGE COUNTY, CA
  SunScape                          Yes      No       No         Yes      No         No        Yes       Yes      Yes      No
  Pacifica Club                     Yes      No       No         Yes      Yes        No        Yes       Yes      Yes      No
  Mill Creek                        Yes      Yes      No         Yes      Yes        No        Yes       Yes      No       No
  Villa Serena                      Yes      No       No         Yes      No         No        No        No       No       No
  Amberway                          Yes      No       No         No       No         No        No        No       Yes      No
  Laguna Brisas                     Yes      No       No         No       No         No        No        Yes      No       No
  Lafayette Place                   Yes      No       No         Yes      No         No        No        No       No       No
  Larkspur Canyon                   Yes      No       No         Yes      No         No        No        No       No       No

 SAN DIEGO, CA
  Mission Bay Club                  Yes      Yes      No         Yes      Yes        Yes       Yes       Yes      No       No
  Cabrillo Square                   Yes      Yes      No         Yes      No         No        Yes       Yes      No       No
  Mission Woods                     Yes      No       No         Yes      No         No        No        No       Yes      No
  SummerWalk                        Yes      Yes      Yes        Yes      Yes        No        No        Yes      No       No

 PACIFIC NORTHWEST
 PORTLAND, OR
  Waterhouse Place                  Yes      No       No         Yes      No         No        No        No       No       No

 SEATTLE, WA
  The Verandas at Bear Creek        Yes      No       No         Yes      No         No        Yes       Yes      Yes      No
  Gallery Place                     Yes      No       No         Yes      No         No        Yes       No       Yes      No
  Avalon Ridge                      No       No       No         No       No         No        Yes       No       Yes      No
  Avalon Westhaven                  Yes      No       No         Yes      No         No        Yes       Yes      Yes      No

 NORTHEAST
 BOSTON, MA
  Avalon at Prudential Center       No       No       No         No       No         No        Yes       No       No       No
  Longwood Towers                   No       No       No         Yes      No         No        Yes       Yes      Yes     Yes
  Avalon at Center Place            No       No       No         Yes      No         No        Yes       Yes      No       No
  Avalon Summit                     No       No       No         Yes      No         No        No        No       No       No
  Avalon at Lexington               No       No       No         Yes      No         Yes       Yes       No       Yes      No
  Avalon at Faxon Park              No       No       No         No       No         No        No        No       Yes      No
  Avalon West                       No       No       No         No       No         Yes       Yes       No       Yes      No

 FAIRFIELD COUNTY, CT
  Avalon Walk I & II                No       Yes      Yes        Yes      No         Yes       Yes       No       No       No
  Avalon Glen                       No       No       Yes        Yes      No         No        Yes       No       No       No
  Avalon Gates                      No       No       Yes        Yes      Yes        Yes       Yes       No       Yes     Yes
  Hanover Hall                      No       No       No         No       No         No        No        No       No       No
  Avalon Springs                    No       No       No         Yes      No         No        Yes       No       No       No

 HARTFORD, CT

    FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES
                                   (CONTINUED)

                                                 Community   Building
                                   Buildings     entrance    entrance   Under-   Aerobics
                                   w/security   controlled  controlled  ground    dance   Car  Picninc Walking/        Sauna/
                                    systems       access      access    parking   studio  wash  area   Jogging  Pool Whirlpool
---------------------------------- ----------   ----------  ----------  -------  -------- ---- ------- -------- ---- ---------
  Avalon Pavilions                    None          No         No         No        Yes    No    Yes      No     Yes     No

 LONG ISLAND, NY
  Avalon Commons                      All           No         No         No        No     No    Yes      No     Yes     No
  Avalon Towers                       All           No         No         Yes       No     Yes   No       No     Yes     Yes
  Avalon Court                        None          Yes        No         No        No     No    Yes      No     Yes     No

 NORTHERN NEW JERSEY
  Avalon Cove                         All           Yes        Yes        No        Yes    No    Yes      No     Yes     No

 PHILADELPHIA, PA
  Avalon Watch                        None          No         Yes        No        No     No    Yes      No     Yes     Yes
  Avalon Chase                        None          No         No         No        No     Yes   Yes      No     Yes     Yes
  Avalon Run East                     None          No         No         No        No     No    No       Yes    Yes     No

 WESTCHESTER, NY
  Avalon Gardens                      All           No         No         No        No     No    Yes      No     Yes     No
  Avalon View                         None          No         No         No        No     No    Yes      No     Yes     No
  Avalon Green                        All           No         No         No        No     Yes   No       Yes    Yes     No

 MID-ATLANTIC
 BALTIMORE, MD
  Avalon at Fairway Hills I & II      None          No         No         No        No     Yes   Yes      No     Yes     No
  Avalon at Symphony Glen             None          No         No         No        No     Yes   Yes      Yes    Yes     No
  Avalon Landing                      None          No         No         No        No     Yes   Yes      Yes    Yes     No

 NORFOLK, VA
  Avalon Birches                      None          No         No         No        No     Yes   Yes      Yes    Yes     Yes
  Avalon at Hampton I & II            None          No         No         No        No     Yes   Yes      No     Yes     Yes
  Avalon Pines                        None          No         No         No        No     Yes   Yes      Yes    Yes     Yes

 NORTHERN VIRGINIA
  Avalon at Ballston - Vermont &
   Quincy Towers                      None          Yes        Yes        Yes       No     Yes   Yes      No     Yes     Yes
  Avalon Crescent                     None          Yes        No         No        Yes    Yes   Yes      Yes    Yes     No
  Avalon at Park Center               Most          Yes        Yes        Yes       No     Yes   No       Yes    Yes     Yes
  Avalon at Ballston - Washington
   Towers                             None          No         Yes        Yes       No     Yes   Yes      Yes    Yes     No
  Avalon at Cameron Court             All           Yes        No         No        No     Yes   Yes      No     Yes     Yes
  AutumnWoods                         None          No         No         No        No     Yes   Yes      Yes    Yes     No
  Avalon Park                         None          No         No         No        No     Yes   No       No     Yes     Yes
  Avalon at Fair Lakes                None          Yes        No         No        No     Yes   Yes      No     Yes     No
  Avalon at Dulles                    None          No         No         No        No     Yes   No       Yes    Yes     Yes
  Avalon at Providence Park           None          No         No         No        No     Yes   No       No     Yes     No

 RICHMOND, VA
  Avalon at Gayton                    None          No         No         No        No     Yes   No       No     Yes     Yes
  Avalon at Boulders                  None          No         No         No        No     Yes   Yes      No     Yes     Yes
  Avalon Station                      None          No         No         No        No     Yes   Yes      No     Yes     No
  Avalon Woods                        None          No         No         No        No     Yes   Yes      No     Yes     Yes


                                                                            Indoor
                                    Tennis             Fitness    Sand      outdoor  Clubhouse/ Business
                                    court  Racquetball  center  volleyball basketball clubroom   center  Totlot Concierge
----------------------------------  ------ ----------- -------- ---------- ---------- --------- -------- ------ ---------
  Avalon Pavilions                    Yes      Yes        Yes      No         Yes       Yes       No       No       Yes

 LONG ISLAND, NY
  Avalon Commons                      No       No         Yes      No         Yes       Yes       No       Yes      No
  Avalon Towers                       No       No         Yes      No         No        Yes       No       Yes      Yes
  Avalon Court                        No       No         Yes      No         Yes       Yes       Yes      Yes      No

 NORTHERN NEW JERSEY
  Avalon Cove                         Yes      Yes        Yes      No         Yes       Yes       No       Yes      No

 PHILADELPHIA, PA
  Avalon Watch                        Yes      Yes        Yes      No         Yes       Yes       No       Yes      No
  Avalon Chase                        Yes      No         Yes      No         No        Yes       Yes      No       Yes
  Avalon Run East                     No       No         No       No         No        Yes       No       Yes      No

 WESTCHESTER, NY
  Avalon Gardens                      Yes      Yes        Yes      No         Yes       Yes       Yes      Yes      Yes
  Avalon View                         Yes      No         Yes      No         Yes       Yes       No       Yes      No
  Avalon Green                        No       No         No       Yes        Yes       Yes       No       No       No

 MID-ATLANTIC
 BALTIMORE, MD
  Avalon at Fairway Hills I & II      Yes      Yes        Yes      No         No        Yes       No       Yes      No
  Avalon at Symphony Glen             No       No         No       No         No         No       No       Yes      No
  Avalon Landing                      No       No         Yes      No         No        Yes       No       No       No

 NORFOLK, VA
  Avalon Birches                      Yes      No         Yes      Yes        No        Yes       No       Yes      No
  Avalon at Hampton I & II            Yes      No         Yes      Yes        Yes       Yes       No       Yes      No
  Avalon Pines                        No       Yes        Yes      No         Yes       Yes       No       No       No

 NORTHERN VIRGINIA
  Avalon at Ballston - Vermont &
   Quincy Towers                      Yes      No         Yes      No         No        Yes       No       No       No
  Avalon Crescent                     No       No         Yes      No         No        Yes       Yes      Yes      Yes
  Avalon at Park Center               No       No         Yes      Yes        Yes       Yes       No       No       No
  Avalon at Ballston - Washington
   Towers                             Yes      No         Yes      No         No        Yes       No       No       No
  Avalon at Cameron Court             No       No         Yes      Yes        Yes       Yes       Yes      Yes      No
  AutumnWoods                         Yes      No         Yes      Yes        Yes       Yes       No       Yes      No
  Avalon Park                         Yes      Yes        Yes      No         No        Yes       No       Yes      No
  Avalon at Fair Lakes                Yes      No         Yes      No         No        Yes       Yes      No       No
  Avalon at Dulles                    Yes      No         Yes      No         No        Yes       No       No       No
  Avalon at Providence Park           No       No         Yes      No         No        Yes       Yes      No       No

 RICHMOND, VA
  Avalon at Gayton                    Yes      No         Yes      Yes        No        Yes       No       No       No
  Avalon at Boulders                  Yes      Yes        Yes      No         No        Yes       No       Yes      No
  Avalon Station                      No       No         Yes      Yes        No        Yes       No       Yes      No
  Avalon Woods                        Yes      Yes        Yes      No         No        Yes       Yes      No       No

    FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES
                                   (CONTINUED)


                                                 Community   Building
                                   Buildings     entrance    entrance   Under-   Aerobics
                                   w/security   controlled  controlled  ground    dance   Car  Picninc Walking/        Sauna/
                                    systems       access      access    parking   studio  wash  area   Jogging  Pool Whirlpool
---------------------------------- ----------   ----------  ----------  -------  -------- ---- ------- -------- ---- ---------
 SOUTHERN MARYLAND
  Avalon at Decoverly                 None          No         No         No        No     Yes   Yes      Yes    Yes     Yes
  Avalon Knoll                        None          No         Yes        No        No     Yes   Yes      Yes    Yes     Yes
  Avalon Fields I & II                All           No         No         No        No     Yes   Yes      No     Yes     No
  Avalon Crossing                     None          Yes        No         No        No     Yes   Yes      No     Yes     No
  Avalon at Lake Arbor                None          Yes        Yes        No        No     No    Yes      Yes    Yes     Yes

 WASHINGTON, D.C.
  4100 Massachusetts Avenue           None          Yes        Yes        Yes       No     No    No       Yes    Yes     No

 MIDWEST
 CHICAGO, IL
  Avalon at Danada Farms              None          No         No         No        No     No    No       No     Yes     No
  Avalon at West Grove                None          Yes        No         No        Yes    No    Yes      No     Yes     No
  Avalon at Stratford Green           None          No         No         No        No     Yes   Yes      Yes    Yes     No

 CINCINNATI, OH
  Avalon at Montgomery                None          No         No         No        No     Yes   No       No     Yes     Yes

 DETROIT, MI
  Avalon Heights                      None          Yes        No         No        Yes    Yes   Yes      Yes    Yes     Yes

 INDIANAPOLIS, IN
  Avalon at Willow Lake               None          No         No         No        No     Yes   Yes      No     Yes     No
  Avalon at Geist                     None          No         No         No        No     No    Yes      No     Yes     No

 MINNEAPOLIS, MN
  Avalon at Devonshire                Some          No         Yes        Yes       No     Yes   Yes      Yes    Yes     No
  The Gates of Edinburg               None          Yes        Yes        Yes       No     Yes   Yes      Yes    Yes     No
  Avalon at Town Centre               None          Yes        Yes        Yes       No     Yes   Yes      No     Yes     Yes
  Avalon at Town Square               None          Yes        Yes        Yes       No     Yes   Yes      Yes    Yes     Yes

 ST. LOUIS, MO
  Avalon at Oxford Hill               None          No         No         No        No     No    Yes      No     Yes     Yes

       DEVELOPMENT COMMUNITIES
  Avalon Towers by the Bay            None          Yes        Yes        Yes       Yes    Yes   No       No     No      Yes
  CentreMark                          None          Yes        No         Yes       No     No    No       No     Yes     Yes
  Paseo Alameda                       None          Yes        Yes        Yes       No     No    No       No     Yes     No
  Rosewalk @ Waterford Park II        None          Yes        No         No        Yes    No    Yes      Yes    Yes     Yes
  Avalon Oaks                         All           No         Yes        No        No     No    Yes      No     Yes     Yes
  Avalon Valley                       None          No         No         No        No     No    Yes      No     Yes     No
  Avalon Corners                      All           Yes        Yes        Yes       No     No    Yes      No     Yes     No
  Avalon Lake                         None          No         No         No        No     No    Yes      No     Yes     No
  Avalon Court North                  Some          No         Yes        No        No     Yes   Yes      Yes    Yes     No
  The Tower at Avalon Cove            All           Yes        Yes        No        Yes    No    Yes      Yes    Yes     No
  Avalon Willow                       All           Yes        Yes        Yes       No     No    Yes      No     Yes     No
  The Avalon                          All           No         Yes        Yes       No     No    No       No     Yes     Yes
  Avalon Crest                        All           Yes        Yes        No        Yes    No    No       No     Yes     No
  Avalon at Fox Mill                  None          No         No         No        No     Yes   Yes      No     Yes     No


                                                                           Indoor
                                   Tennis             Fitness    Sand      outdoor  Clubhouse/ Business
                                   court  Racquetball  center  volleyball basketball clubroom   center  Totlot Concierge
---------------------------------- ------ ----------- -------- ---------- ---------- --------- -------- ------ ---------
 SOUTHERN MARYLAND
  Avalon at Decoverly                Yes      Yes        Yes      No         Yes        Yes      No       Yes      No
  Avalon Knoll                       Yes      No         Yes      No         Yes        Yes      No       Yes      No
  Avalon Fields I & II               No       No         Yes      No         No         Yes      No       Yes      No
  Avalon Crossing                    No       No         Yes      No         No         Yes      No       Yes      No
  Avalon at Lake Arbor               No       No         Yes      No         No         Yes      No       No       No
  Fields II                          No       No         Yes      No         No         Yes      No       Yes      No

 WASHINGTON, D.C.
  4100 Massachusetts Avenue          No       No         Yes      No         No         Yes      No       No       No

 MIDWEST
 CHICAGO, IL
  Avalon at Danada Farms             No       No         Yes      No         No         Yes      Yes      No       Yes
  Avalon at West Grove               No       Yes        Yes      No         Yes        Yes      No       Yes      No
  Avalon at Stratford Green          No       No         No       No         No         Yes      No       No       Yes

 CINCINNATI, OH
  Avalon at Montgomery               Yes      Yes        Yes      Yes        Yes        Yes      No       No       No

 DETROIT, MI
  Avalon Heights                     Yes      Yes        Yes      Yes        No         Yes      No       Yes      No

 INDIANAPOLIS, IN
  Avalon at Willow Lake              Yes      No         Yes      No         No         Yes      No       No       No
  Avalon at Geist                    No       No         Yes      No         No         Yes      No       No       No

 MINNEAPOLIS, MN
  Avalon at Devonshire               Yes      No         Yes      No         No         Yes      No       No       No
  The Gates of Edinburg              No       No         Yes      No         No         Yes      No       No       No
  Avalon at Town Centre              Yes      No         Yes      Yes        No         Yes      No       Yes      No
  Avalon at Town Square              Yes      No         Yes      Yes        No         Yes      No       Yes      No

 ST. LOUIS, MO
  Avalon at Oxford Hill              Yes      No         Yes      No         No         Yes      No       Yes      No

       DEVELOPMENT COMMUNITIES
  Avalon Towers by the Bay           No       No         Yes      No         No         Yes      Yes      No       Yes
  CentreMark                         No       No         Yes      No         No         No       Yes      No       No
  Paseo Alameda                      No       No         Yes      No         No         No       No       No       Yes
  Rosewalk @ Waterford Park II       No       No         No       No         No         No       No       No       No
  Avalon Oaks                        No       No         Yes      No         Yes        No       Yes      No       No
  Avalon Valley                      No       No         Yes      No         Yes        Yes      No       Yes      No
  Avalon Corners                     No       No         Yes      No         No         Yes      Yes      No       Yes
  Avalon Lake                        No       No         Yes      No         No         No       No       No       No
  Avalon Court North                 No       Yes        Yes      No         Yes        Yes      Yes      Yes      No
  The Tower at Avalon Cove           Yes      Yes        Yes      No         Yes        Yes      Yes      Yes      Yes
  Avalon Willow                      No       Yes        Yes      No         No         Yes      No       No       No
  The Avalon                         No       No         Yes      No         No         Yes      No       Yes      No
  Avalon Crest                       No       No         Yes      No         Yes        Yes      Yes      No       No
  Avalon at Fox Mill                 No       No         Yes      No         No         Yes      No       Yes      No

Notes to Community Information tables on pages 9 through 20

       (1)    Represents the average rental revenue per occupied apartment home.

       (2) Property EBITDA is defined as property earnings before interest, income taxes, depreciation, amortization, extraordinary items, gain/(loss) on sale of a community, minority interest and before considering corporate general and administrative expenses and central property management overhead. Gross EBITDA discussed in Note (5) to the Selected Financial Data represents consolidated earnings (net of general and administrative expenses and central property management overhead), and including minority interests, but before depreciation and amortization. EBITDA should not be considered as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA as disclosed by other REITs may not be comparable to the Company's calculation of EBITDA.

       (3) Costs are presented in accordance with GAAP. For Development Communities, cost represents total costs incurred through December 31, 1998.

       (4) For purposes of these tables, Current Communities include only communities for which the Company held fee simple ownership interests or held through DownREIT partnerships.

Development Communities

       As of March 1, 1999, 14 Development Communities were under construction which are expected to add a total of 3,262 apartment homes to the Company's portfolio upon completion. The total capitalized cost of the Development Communities, when completed, is expected to be approximately $532.5 million. Statements regarding the future development or performance of the Development Communities are forward-looking statements. There can be no assurance that the Company will complete the Development Communities, that the Company's budgeted costs, leasing, start dates, completion dates, occupancy or estimates of "EBITDA as a % of Total Budgeted Cost" will be realized or that future developments will realize comparable returns. See the discussion under "Risks of Development and Redevelopment".

The Company holds a fee simple ownership interest in each of the Development Communities except for two communities that are owned by partnerships in which the Company holds a general partnership interest. The following is a summary of the Development Communities:


                                                                                                                         Projected
                                                                                                                         EBITDA as
                                Number of     Budgeted                                      Estimated     Estimated      % of total
                                apartment     cost (1)      Construction      Initial      completion   stabilization     budgeted
                                  homes     ($ millions)       start         occupancy        date        date (2)        cost (3)
                               ----------------------------------------------------------------------------------------------------

 1. CentreMark
    Cupertino, CA                  311         $48.6          Q1 1997         Q3 1998        Q1 1999       Q2 1999         10.4%
 2. Avalon Willow
    Mamaroneck, NY                 227         $46.8          Q2 1997         Q1 1999        Q3 1999       Q4 1999          8.6%
 3. Rosewalk at Waterford Park II
    San Jose, CA                   156         $21.0          Q4 1997         Q4 1998        Q2 1999       Q3 1999         11.4%
 4. Paseo Alameda
    San Jose, CA                   305         $54.9          Q3 1997         Q4 1998        Q2 1999       Q3 1999         10.3%
 5. The Tower at Avalon Cove
    Jersey City, NJ                269         $51.8          Q1 1998         Q1 1999        Q3 1999       Q4 1999         10.1%
 6. The Avalon
    Bronxville, NY                 110         $28.1          Q1 1998         Q2 1999        Q3 1999       Q4 1999          9.3%
 7. Avalon Valley
    Danbury, CT                    268         $26.1          Q1 1998         Q1 1999        Q3 1999       Q1 2000         10.3% (4)
 8. Avalon Lake
    Danbury, CT                    135         $17.0          Q2 1998         Q1 1999        Q3 1999       Q4 1999         10.3% (4)
 9. Avalon Oaks  (5)
    Wilmington, MA                 204         $21.9          Q2 1998         Q1 1999        Q2 1999       Q4 1999         11.0%
10. Avalon Crest
    Fort Lee, NJ                   351         $57.4          Q4 1997         Q2 1999        Q4 1999       Q1 2000         10.3%
11. Avalon Towers by the Bay
    San Francisco, CA              226         $65.9          Q4 1997         Q3 1999        Q3 1999       Q1 2000          9.6%
12. Avalon Corners
    Stamford, CT                   195         $32.5          Q3 1998         Q3 1999        Q1 2000       Q3 2000         10.4%
13. Avalon Fox Mill
    Herndon, VA                    165         $20.1          Q4 1998         Q3 1999        Q1 2000       Q2 2000         10.2%
14. Avalon Court North
    Melville, NY                   340         $40.4          Q4 1998         Q3 1999        Q1 2000       Q3 2000         11.7%
                                   ---         -----                                                                       -----

    Total/Weighted average        3,262        $532.5                                                                      10.2%
                               =========================                                                                ===========

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

Redevelopment Communities

       As of March 1, 1999, the Company had 13 Redevelopment Communities. The total budgeted cost of these Redevelopment Communities, including the cost of acquisition and redevelopment when completed, is expected to be approximately $462.5 million, of which approximately $98.1 million is the additional capital invested or expected to be invested above the original purchase cost.

       Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. The Company has found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, the Company expects that actual costs may vary over a wider range than for a new development community. The Company cannot provide any assurance that the Company will not exceed budgeted costs, either individually or in the aggregate, or that projected unleveraged returns on cost will be achieved. See the discussion under "Risks of Development and Redevelopment".

       The following is a summary of the Redevelopment Communities:


                                                                                                                    Projected
                                                                                                                    EBITDA as
                                  Number of     Budgeted                                            Estimated       % of total
                                  apartment     cost (1)      Reconstruction    Reconstruction     restabilized      budgeted
                                    homes     ($ millions)         start          completion      operations (2)     cost (3)
                                 ----------  --------------  ----------------  ----------------  ----------------  ------------
 1.    The Arbors
       Campbell, CA                  252         $31.2            Q4 1997           Q1 1999          Q2 1999           9.1%
 2.    Arbor Heights
       Hacienda Heights, CA          351         $28.7            Q2 1998           Q3 1999          Q1 2000           9.4%
 3.    Lakeside
       Burbank, CA                   748         $65.6            Q2 1998           Q4 2000          Q2 2001           9.4%
 4.    Gallery Place
       Redmond, WA                   222         $25.3            Q1 1998           Q3 1999          Q4 1999           8.3%
 5.    Viewpointe
       Woodland Hills, CA            663         $72.7            Q2 1998           Q2 1999          Q3 1999           9.7%
 6.    Avalon Westhaven
       Seattle, WA                   190         $11.9            Q1 1998           Q2 1999          Q3 1999           9.3%
 7.    Waterhouse Place
       Beaverton, OR                 279         $20.3            Q2 1998           Q3 1999          Q4 1999           8.9%
 8.    Westwood Club
       Los Angeles, CA               363         $39.9            Q3 1998           Q2 1999          Q3 1999           9.3%
 9.    Warner Oaks
       Woodland Hills, CA            227         $25.0            Q3 1998           Q4 1999          Q1 2000           9.2%
10.    Amberway
       Anaheim, CA                   272         $21.2            Q3 1998           Q3 1999          Q1 2000           8.8%
11.    Avalon Ridge
       Renton, WA                    421         $35.7            Q3 1998           Q2 2000          Q3 2000           9.8%
12.    Governor's Square
       Sacramento, CA                302         $27.7            Q1 1998           Q4 1999          Q1 2000           8.4%
13.    Mission Bay Club
       San Diego, CA                 564         $57.3            Q3 1998           Q2 2000          Q3 2000           9.1%
                                     ---         -----                                                                 ----

       Total/Weighted Average       4,854        $462.5                                                                9.2%
                                    =====        ======                                                                ====

(1) Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.
(2) Restabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of redevelopment.
(3) Projected EBITDA represents gross potential earnings projected to be achieved at completion of redevelopment before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) projected economic vacancy and (b) projected stabilized operating expenses.

Development Rights

       The Company is considering the development of 27 new apartment communities. These Development Rights range from land owned or under contract for which design and architectural planning has just commenced to land under contract or owned by the Company with completed site plans and drawings where construction can commence almost immediately. Management estimates that the successful completion of all of these communities would ultimately add 7,239 institutional-quality apartment homes to the Company's portfolio. At December 31, 1998, the cumulative capitalized costs incurred in pursuit of the 27 Development Rights, including the cost of land acquired in connection with three of the Development Rights, was approximately $41.0 million. Many of these apartment homes will offer features like those offered by the communities currently owned by the Company.

       The Company generally holds Development Rights through options to acquire land, although one development right is controlled through a joint venture partnership that owns land (New Canaan, CT). The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made are business judgments to be made by Management after continued financial, demographic and other analysis is performed. Finally, Management intends to limit the percentage of debt used to finance new developments. To comply with Management's self-imposed limitation on the use of debt, other financing alternatives may be required to finance the development of those Development Rights scheduled to start construction after January 1, 1999. Although the development of any particular Development Right cannot be assured, Management believes that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of the Company's FFO.

       Statements regarding the future development of the Development Rights are forward-looking statements. There can be no assurance that:

       - the Company will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that the Company will decide to develop any particular community; or

       - construction of any particular community will be undertaken or, if undertaken, will begin at the expected times assumed in the financial projections or be completed by the anticipated date and/or at the total budgeted cost assumed in the financial projections;

       The 27 Development Rights the Company is currently pursuing are summarized on the following table:

                                                                             Total
                                                     Estimated              budgeted
                                                     number of                cost
            Location                                   homes              ($ millions)
      ----------------------                    -------------------     ---------------
 1.   Peabody, MA                                       154                  $20.6
 2.   Bellevue, WA                                      200                   29.1
 3.   Mountain View, CA     (1)                         238                   58.8
 4.   San Jose, CA          (1)                         278                   52.9
 5.   Hull, MA                                          162                   18.2
 6.   New Rochelle, NY                                  408                   78.8
 7.   Stamford, CT                                      319                   58.1
 8.   Freehold, NJ                                      296                   30.0
 9.   Orange, CT                                        168                   16.4
10.   New Canaan, CT        (1) (2)                     104                   26.4
11.   Darien, CT                                        172                   29.0
12.   Yonkers, NY                                       256                   35.0
13.   Greenburgh - II, NY                               500                   80.3
14.   Greenburgh - III, NY                              266                   42.7
15.   Arlington I, VA                                   566                   68.8
16.   Arlington II, VA                                  324                   35.5
17.   Florham Park, NJ                                  270                   39.1
18.   Edgewater, NJ                                     408                   79.7
19.   Hopewell, NJ                                      280                   29.8
20.   Naperville, IL                                    100                   15.0
21.   Westbury, NY                                      361                   49.8
22.   Providence, RI                                    247                   30.4
23.   Quincy, MA                                        152                   18.7
24.   Port Jefferson, NY                                184                   21.6
25.   Kings Park, NY                                    302                   37.0
26.   Yorktown, NY                                      396                   47.2
27.   North Haven, CT                                   128                   14.0

                                                   -------------        ---------------

           Totals                                     7,239                 $1,062.9
                                                   =============        ===============

(1)    Company owns land, but construction has not yet begun.
(2) Currently anticipated that the land seller will retain a minority limited partner interest.


Risks of Development and Redevelopment

       The Company intends to continue to pursue the development and redevelopment of apartment home communities in accordance with the Company's underwriting policies. Risks associated with the Company's development and redevelopment activities may include:

- the abandonment of opportunities explored by the Company based on further financial, demographic or other analysis or because of liquidity constraints;

- the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations;

- construction or reconstruction costs of a community may exceed original estimates due to increased materials, labor or other expenses, which could make completion or redevelopment of a community uneconomical;

- occupancy rates and rents at a newly completed or redevelopment community are dependent on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable;

- financing may not be available on favorable terms for the development or redevelopment of a community; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs.

       The occurrence of any of the events described above could adversely affect the Company's ability to achieve its projected yields on communities under development or redevelopment and could prevent the Company from paying distributions to its stockholders.

       For each Development and Redevelopment Community, the Company establishes a target for projected EBITDA as a percentage of total budgeted cost. Projected EBITDA represents gross potential earnings projected to be achieved at completion of development or redevelopment before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) projected economic vacancy and (b) projected stabilized operating expenses. Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, including land, acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with GAAP. Gross potential earnings and construction costs reflect market conditions prevailing in the community's market at the time the Company's budgets are prepared taking into consideration certain changes to those market conditions anticipated by the Company at the time. Although the Company attempts to anticipate changes in market conditions, the Company cannot predict with certainty what those changes will be. Construction costs have been increasing and, for certain of the Company's Development Communities, the total construction costs have been or are expected to be higher than the original budget. Nonetheless, because of increases in prevailing market rents Management believes that, in the aggregate, the Company will still achieve its targeted projected EBITDA as a percentage of total budgeted cost for those communities experiencing costs in excess of the original budget. Management believes that it could experience similar increases in construction costs and market rents with respect to other development communities resulting in total construction costs that exceed original budgets. Likewise, costs to redevelop communities that have been acquired have, in some cases, exceeded Management's original estimates and similar increases in costs may be experienced in the future. There can be no assurances that market rents in effect at the time new development communities or repositioned communities complete lease-up will be sufficient to fully offset the effects of any increased construction costs.

Capitalized Interest

       In accordance with GAAP, the Company capitalizes interest expense during construction or reconstruction until each building obtains a certificate of occupancy; thereafter, interest for each completed building is expensed. Capitalized interest during the years ended December 31, 1998, 1997 and 1996 totaled $16,977,000, $6,985,000 and $2,567,000, respectively.

Acquisition Activities and Other Recent Developments

       Acquisitions of Existing Communities. In 1998, Avalon, Bay and, following the Merger, the Company acquired an aggregate of 13 communities containing 4,166 apartment homes. These communities are summarized as follows:

       On January 7, 1998, Avalon purchased Avalon at Town Centre, a 246 apartment home community, and Avalon at Town Square, a 160 apartment home community, both of which are located in the Minneapolis, Minnesota area, for an aggregate purchase price of approximately $27,625,000.

       On April 30, 1998, Avalon purchased Avalon at Oxford Hill, a 480 apartment home community located in St. Louis, Missouri, for approximately $29,760,000.

       On May 29, 1998, Avalon purchased The Gates of Edinburgh, a 198 apartment home community located in the Minneapolis, Minnesota area, for approximately $17,950,000.

       On January 14, 1998, Bay purchased Warner Oaks, a 227 apartment home community located in the Los Angeles, California area, for approximately $20,100,000.

       On January 28, 1998, Bay purchased Amberway, a 272 apartment home community located in Orange County, California, and Arbor Park, a 260 apartment home community located in the Los Angeles, California area, for approximately $17,500,000 and $12,400,000, respectively.

       On February 11, 1998, Bay purchased Laguna Brisas, a 176 apartment home community located in the Los Angeles, California area, for approximately $17,400,000.

       On March 2, 1998, Bay purchased Cabrillo Square, a 293 apartment home community located in San Diego, California, for approximately $22,900,000.

       On May 1, 1998, Bay purchased Avalon Ridge, a 421 apartment home community, located in the Seattle, Washington area, for approximately $25,100,000.

       On June 16, 1998, the Company purchased The Verandas at Bear Creek, a 264 apartment home community located in the Seattle, Washington area, for approximately $34,290,000.

       On July 16, 1998, the Company purchased the residential portion of the Prudential Center, a 781 apartment home community located in Boston, Massachusetts, for approximately $130,000,000.

       On December 1, 1998, the Company purchased Hanover Hall, a 388 apartment home community located in the Hartford, Connecticut area, for approximately $37,500,000.

       Sales of Existing Communities. During 1998, the Company completed a strategic planning effort resulting in a decision to pursue a disposition strategy for certain assets in markets that did not meet its long-term strategic direction. In connection with this disposition strategy, during 1998 the Company sold seven communities, totaling 2,039 apartment homes for a gross sales price of $126,200,000. Net proceeds from the sale of these communities totaled $73,900,000 resulting in a net gain of $3,970,000.

In connection with an agreement executed by Avalon in March 1998 which provided for the buyout of certain limited partners in DownREIT V Limited Partnership, the Company sold two communities in July 1998. Net proceeds from the sale of the two communities, containing an aggregate of 758 apartment homes, were approximately $44,000,000.

       Land Acquisitions for New Developments. During February 1998, Avalon purchased a 17.1 acre site in Danbury, Connecticut for the development of 268 luxury apartment homes to be known as Avalon Valley. Avalon Valley is budgeted to cost $26,100,000. Construction on Avalon Valley commenced during the first quarter of 1998 and is expected to be completed in the third quarter of 1999.

       During February 1998, Avalon purchased a 32 acre site in Danbury, Connecticut for the development of 135 luxury apartment homes to be known as Avalon Lake. Avalon Lake is budgeted to cost $17,000,000. Construction on Avalon Lake commenced during the second quarter of 1998 and is expected to be completed in the third quarter of 1999.

       During March 1998, Avalon acquired a 22
acre site in Wilmington, Massachusetts for the development of 204 luxury apartment homes to be known as Avalon Oaks. Avalon Oaks is budgeted to cost $21,900,000. Construction on Avalon Oaks commenced during the second quarter of 1998 and is expected to be completed in the second quarter of 1999.

       During April 1998, Bay acquired a 5.05 acre site on the Alameda in downtown San Jose, California on which it plans to build, subject to certain governmental approvals, an apartment home community with up to 278 apartment homes and approximately 8,500 square feet of retail space. This future development community is budgeted to cost $52,900,000.

Seismic Concerns

       Many of the Company's West Coast communities are located in the general vicinity of active earthquake faults. In July 1998, the Company obtained a seismic risk analysis from an engineering firm which estimated the probable maximum damage ("PMD") for each of the 60 West Coast communities that the Company owned at that time and for each of the five West Coast communities under development at that time, individually and for all of those communities combined. To establish a PMD, the engineers first define a severe earthquake event for the applicable geographic area, which is an earthquake that has only a 10% likelihood of occurring over a 50-year period. The PMD is determined as the structural and architectural damage and business interruption loss that has a 10% probability of being exceeded in the event of such an earthquake. Because a significant number of the Company's communities are located in the San Francisco Bay Area, the engineers' analysis defined an earthquake on the Hayward Fault with a Richter Scale magnitude of 7.1 as a severe earthquake with a 10% probability of occurring within a 50-year period. The engineers then established an aggregate PMD at that time of $113 million for the 60 West Coast communities that the Company owned at that time and the five West Coast communities under development. The $113 million PMD for those communities was a PMD level that the engineers expected to be exceeded only 10% of the time in the event of such a severe earthquake. The actual aggregate PMD could be higher or lower as a result of variations in soil classifications and structural vulnerabilities. For each community, the engineers' analysis calculated an individual PMD as a percentage of the community's replacement cost and projected revenues. No assurance can be given that an earthquake would not cause damage or losses greater than the PMD assessments indicate, that future PMD levels will not be higher than the current PMD levels described above for the Company's communities located on the West Coast, or that future acquisitions or developments will not have PMD assessments indicating the possibility of greater damage or losses than currently indicated.

       In August 1998, the Company renewed its earthquake insurance, both for physical damage and lost revenue, with respect to all communities it owned at that time and all of the communities under development. For any single occurrence, the Company has in place $75,000,000 of coverage, with a 5 percent deductible not to exceed $25,000,000 and not less than $100,000, above this amount. In addition, the Company's general liability and property casualty insurance provides coverage for personal liability and fire damage. In the event an uninsured disaster or a loss in excess of insured limits were to occur, the Company could lose its capital invested in the affected community, as well as anticipated future revenue from that community, and would continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect the business of the Company and its financial condition and results of operations.

Americans with Disabilities Act

       The apartment communities owned by the Company and any newly acquired apartment communities must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company's properties where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as leasing offices, are open to the public. The Company believes its properties comply in all material respects with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants.

ITEM 3.  LEGAL PROCEEDINGS

       Neither the Company nor any of the communities is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the communities, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, or other claims for damages where the amount involved, exclusive of interest and costs, does not exceed ten percent of the current assets of the Company and its subsidiaries on a consolidated basis. Some of these claims and proceedings are expected to be covered by liability insurance and all, collectively, are not expected to have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

       On October 2, 1998, the Company held a Special Meeting of Stockholders (the "Special Meeting") at which the holders of record of the Company's Common Stock, par value $.01 per share (the, "Common Stock"), as of the close of business on August 26, 1998 (the "Record Date") were asked to vote on certain amendments to the Company's charter (the "Charter"). As of the Record Date, there were 63,649,121 shares of Common Stock outstanding and entitled to vote. Specifically, the stockholders were asked to vote to approve an amendment to the Charter that would:

       (i) an amendment to the Charter that would reduce the number of authorized shares of the Company's Common Stock which the Company may issue from 300,000,000 to 140,000,000. This amendment to the Charter was approved by a vote of 46,049,160 shares for and 46,981 shares against the amendment. The number of abstentions was 44,206.

       (ii) enable the Company's stockholders to remove directors from office with or without cause upon the affirmative vote of a majority of the shares then entitled to vote at a meeting of the stockholders called for such purpose. This amendment to the Charter was not approved because the number of votes cast in favor of such amendment did not meet the required two thirds of all issued and outstanding shares of the Company's Common Stock. The votes totaled 35,219,839 shares for and 1,530,077 shares against the amendment. The number of abstentions was 69,610.

       (iii) change the name of the Company from "Avalon Bay Communities, Inc." to "AvalonBay Communities, Inc." This amendment was approved by a vote of 46,075,627 shares for and 20,828 shares against the amendment. The number of abstentions was 43,891.

       Immediately following the Special Meeting on October 2, 1998, the Company caused Articles of Amendment to the Charter to be filed with, and accepted for record by, the State Department of Assessments and Taxation of the State of Maryland. Accordingly, the Company is now authorized to issue 140,000,000 shares of Common Stock and its name has been changed to "AvalonBay Communities, Inc."

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") and the Pacific Stock Exchange (the "PCX") under the ticker symbol "AVB." The following table sets forth the quarterly high and low sales prices per share of the Company's Common Stock on the NYSE for the years ended December 31, 1998 and 1997, as reported by the NYSE. On March 1, 1999, there were 921 holders of record of 64,103,611 shares of the Company's Common Stock.

                                            1998                                           1997
                            --------------------------------------         ---------------------------------------
                                 Sales Price             Dividends                Sales Price            Dividends
                            ---------------------                          ----------------------
   Quarter Ended              High          Low          Declared            High           Low          Declared
   -------------            -------       -------        --------          --------       -------        --------
March 31                    $39.250       $36.313         $ 0.42           $ 37.500       $34.125         $ 0.41
June 30                     $37.875       $35.000         $ 0.51           $ 37.625       $32.125         $ 0.41
September 30                $38.438       $30.500         $ 0.51           $ 40.250       $36.500         $ 0.42
December 31                 $34.313       $31.125         $ 0.51           $ 40.625       $37.438         $ 0.42


         The Company expects to continue its policy of paying regular quarterly cash dividends. However, dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual Funds from Operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors may deem relevant. The Board of Directors may modify the Company's dividend policy from time-to-time.

         The Company has an optional Dividend Reinvestment and Stock Purchase Plan (the "Plan") which provides a simple and convenient method for stockholders to invest cash dividends and optional cash payments in shares of Common Stock of the Company. All holders of Capital Stock are eligible to participate in the Plan, including stockholders, whose shares are held in the name of a nominee or broker (the "Participants"). Participants in the Plan may purchase additional shares of Common Stock by (i) having the cash dividends on all or part of their shares of Capital Stock automatically reinvested, (ii) receiving directly, as usual, their cash dividends, if as and when declared, on their shares of Capital Stock and investing in the Plan by making cash payments of not less than $100 or more than $25,000 (or such larger amount as the Company may approve) per quarter, or (iii) investing both their cash dividends and such optional cash payments in shares of Common Stock.

         Common Stock is acquired pursuant to the Plan at a price equal to 97% of the closing price on the NYSE for such shares of Common Stock on the higher of the dividend payment date or the applicable trading day. Generally, no brokerage commissions, fees or service charges are paid by Participants in connection with purchases under the Plan. Stockholders who do not participate in the Plan continue to receive cash dividends as declared.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table below provides historical consolidated financial, operating and other data for the Company and the Greenbriar Group. The table should be read with the consolidated financial statements of the Company and the notes included in this report.

                                                                                       Company (1)
                                                         -------------------------------------------------------------------------

                                                                                       Years ended
                                                         ------------------------------------------------------------------------
                                                            12-31-98           12-31-97            12-31-96            12-31-95
                                                         ------------        ------------        ------------        ------------

                                                                             (Dollars in thousands, except per share information)
OPERATING INFORMATION:
    Revenue:
      Rental income                                      $    352,017        $    126,375        $     82,833        $     53,190
      Management fees                                             793                  --                  --                  --
      Other income                                                 74                  31                   5                  89
                                                         ------------        ------------        ------------        ------------
      Total revenue                                           352,884             126,406              82,838              53,279
                                                         ------------        ------------        ------------        ------------

    Expenses:
      Operating expenses                                       95,980              32,434              21,391              13,764
      Property taxes                                           29,778               9,539               6,381               4,349
      Interest expense                                         54,003              14,113              14,276              11,472
      Depreciation and amortization                            78,359              27,009              18,689              13,714
      General and administrative                                7,674               4,106               1,823               1,155
                                                         ------------        ------------        ------------        ------------
      Total expenses                                          265,794              87,201              62,560              44,454
                                                         ------------        ------------        ------------        ------------

    Equity in income of
      unconsolidated joint ventures                             1,525                  --                  --                  --
    Interest income                                             3,191                 206                 178                 242
    Minority interest                                          (1,342)               (470)               (319)                (19)
                                                         ------------        ------------        ------------        ------------
      Income (loss) before gain on sale of
         communities and extraordinary item                    90,464              38,941              20,137               9,048
    Gain on sale of communities                                 3,970                  --                  --               2,412
                                                         ------------        ------------        ------------        ------------
      Income (loss) before extraordinary item                  94,434              38,941              20,137              11,460
    Extraordinary item                                             --                  --                (511)                 --
                                                         ------------        ------------        ------------        ------------
      Net income                                               94,434              38,941              19,626              11,460
      Dividends attributable to preferred stock               (25,874)             (7,480)             (4,264)               (917)
                                                         ------------        ------------        ------------        ------------
      Net income available to common
        stockholders                                     $     68,560        $     31,461        $     15,362        $     10,543
                                                         ============        ============        ============        ============

    PER COMMON SHARE AND SHARE INFORMATION:
    Income before extraordinary item- basic (3)          $       1.39        $       1.40        $       1.06        $       0.91
    Income before extraordinary item- diluted (3)        $       1.37        $       1.40        $       1.06        $       0.91
    Extraordinary item                                   $         --        $         --        $      (0.03)       $         --
    Net income- basic (3)                                $       1.39        $       1.40        $       1.03        $       0.91
    Net income- diluted (3)                              $       1.37        $       1.40        $       1.03        $         --
    Cash dividends declared (3)                          $       1.95        $       1.66        $       1.61        $       1.55
    Weighted average common shares and units
      outstanding- basic (3)                               49,488,868          22,472,394          14,985,160          11,544,287
    Weighted average common shares and units
      outstanding- diluted (3)                             50,146,909          22,472,394          14,985,160          11,544,287


                                                                                   The
                                                                                Greenbriar
                                                           Company (1)           Group (2)
                                                        ------------------      ----------
                                                                 3-17-94           1-1-94
                                                                 through          through

                                                                12-31-94          3-16-94
                                                              ------------       ----------


OPERATING INFORMATION:
    Revenue:
      Rental income                                           $     31,621        $ 5,104
      Management fees                                                   --             --
      Other income                                                      97             13
                                                              ------------        -------
      Total revenue                                                 31,718          5,117
                                                              ------------        -------

    Expenses:
      Operating expenses                                             7,847          1,821
      Property taxes                                                 2,786            459
      Interest expense                                               4,782          2,358
      Depreciation and amortization                                  8,366          1,111
      General and administrative                                       744            107
                                                              ------------        -------
      Total expenses                                                24,525          5,856
                                                              ------------        -------

    Equity in income of
      unconsolidated joint ventures                                     --             --
    Interest income                                                    310             23
    Minority interest                                                  (17)            --
                                                              ------------        -------
      Income (loss) before gain on sale of
         communities and extraordinary item                          7,486           (716)
    Gain on sale of communities                                         --             --
                                                              ------------        -------
      Income (loss) before extraordinary item                        7,486           (716)
    Extraordinary item                                                  --             --
                                                              ------------        -------
      Net income                                                     7,486           (716)
      Dividends attributable to preferred stock                         --             --
                                                              ------------        -------
      Net income available to common
        stockholders                                          $      7,486        $  (716)
                                                              ============        =======

    PER COMMON SHARE AND SHARE INFORMATION:
    Income before extraordinary item- basic (3)               $       0.65            N/A
    Income before extraordinary item- diluted (3)             $       0.65            N/A
    Extraordinary item                                        $         --            N/A
    Net income- basic (3)                                     $       0.65            N/A
    Net income- diluted (3)                                   $       0.65            N/A
    Cash dividends declared                                   $       1.20            N/A
    Weighted average common shares and units
      outstanding- basic (3)                                    11,544,287            N/A
    Weighted average common shares and units
      outstanding- diluted (3)                                  11,544,287            N/A

                                                                               Company (1)
                                                    ---------------------------------------------------------------------

                                                                                        Years ended
                                                    ----------------------------------------------------------------
                                                      12-31-98          12-31-97          12-31-96         12-31-95
                                                    -----------        -----------        ---------        ---------
                                                                 (Dollars in thousands, except per share information)
OTHER INFORMATION:
    Funds from Operations (4)                       $   144,152        $    62,417        $  38,293        $  21,884
    Gross EBITDA (5)                                $   219,635        $    79,857        $  52,924        $  33,992
    Stabilized apartment communities (6)                    113                 54               34               25

BALANCE SHEET INFORMATION:
    Real estate, before
      accumulated depreciation                      $ 4,033,994        $ 1,373,515        $ 750,347        $ 498,210
    Total assets                                    $ 4,030,204        $ 1,317,650        $ 711,909        $ 477,190
    Notes payable and Unsecured Facilities          $ 1,484,371        $   487,484        $ 273,688        $ 227,801

CASH FLOW INFORMATION:
    Net cash flows from operating activities        $   191,229        $    62,650        $  39,224        $  22,598
    Net cash flows used in investing activities     $  (619,229)       $  (574,970)       $(216,000)       $ (87,247)
    Net cash flows from (used in) financing
      activities                                    $   433,702        $   514,588        $ 176,019        $  61,628


                                                                         The
                                                                      Greenbriar
                                                   Company (1)         Group (2)
                                                  --------------      ----------
                                                       3-17-94          1-1-94
                                                       through          through

                                                       12-31-94         3-16-94
                                                       ---------       ---------

OTHER INFORMATION:
    Funds from Operations (4)                          $  15,430        $   395
    Gross EBITDA (5)                                   $  20,324        $ 2,730
    Stabilized apartment communities (6)                      19             10

BALANCE SHEET INFORMATION:
    Real estate, before
      accumulated depreciation                         $ 398,333            N/A
    Total assets                                       $ 390,016            N/A
    Notes payable and Unsecured Facilities             $ 181,731            N/A

CASH FLOW INFORMATION:
    Net cash flows from operating activities           $  17,654        $   647
    Net cash flows used in investing activities        $(189,430)       $(2,211)
    Net cash flows from (used in) financing
      activities                                       $ 175,168        $  (446)


Notes to Selected Financial Data
---------------------------

(1) See consolidated financial statements of the Company and the related notes included in this report.

(2)  The Greenbriar Group is the Company's predecessor.

(3) Share and per share information is only presented for the Company because no common stock was outstanding during periods presented for the Greenbriar Group. The first full year operating as a public company was 1995.

(4) Management generally considers Funds from Operations ("FFO") to be an appropriate measure of the operating performance of the Company because it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements included elsewhere in this report. FFO is determined in accordance with a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and is defined as net income (loss) computed in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income an indication of the Company's performance, or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Further, FFO as calculated by other REITs may not be comparable to the Company's calculation of FFO. The calculation of FFO for the periods presented is reflected in the following table:

                  SUMMARY CALCULATION OF FUNDS FROM OPERATIONS
                            (Dollars in thousands)



                                                                                   Company (1)
                                                 -----------------------------------------------------------------------

                                                                        Years ended
                                                 -------------------------------------------------------------------
                                                   12-31-98           12-31-97          12-31-96           12-31-95
                                                 ------------        -----------       -----------       ------------

Net income                                       $     68,560        $    31,461            15,362       $     10,543
Convertible preferred dividend requirement              1,174              4,640             4,264                917
Depreciation (real estate related)                     76,412             25,962            17,800             12,319
Joint venture adjustments                                 428                 --                --                 --
Amortization of non-recurring costs                       360                354               356                517
Minority interest                                       1,188                 --                --                 --
Gain on sale of communities                            (3,970)                --                --             (2,412)
Extraordinary item                                         --                 --               511                 --
                                                 ------------        -----------       -----------       ------------

Funds from Operations                            $    144,152        $    62,417       $    38,293       $     21,884
                                                 ============        ===========       ===========       ============

Weighted average common shares and
  units outstanding - diluted                      50,146,909         25,508,309        17,817,623         12,196,003
                                                 ============        ===========       ===========       ============


                                                                      The
                                                                   Greenbriar
                                                Company (1)          Group (2)
                                              ----------------     -----------
                                                    3-17-94          1-1-94
                                                    through          through

                                                    12-31-94         3-16-94
                                                   -----------       -------

Net income                                         $     7,486          (716)
Convertible preferred dividend requirement                  --            --
Depreciation (real estate related)                       7,480         1,111
Joint venture adjustments                                   --            --
Amortization of non-recurring costs                        464            --
Minority interest                                           --            --
Gain on sale of communities
Extraordinary item                                          --            --
                                                   -----------       -------

Funds from Operations                              $    15,430       $   395
                                                   ===========       =======

Weighted average common shares and
  units outstanding - diluted                       11,544,287            --
                                                   ===========       =======

(5) Gross EBITDA represents earnings before interest, income taxes, depreciation and amortization, gain on sale of communities and extraordinary items. Gross EBITDA is relevant to an understanding of the economics of the Company because it indicates cash flow available from Company operations to service fixed obligations. Gross EBITDA should not be considered as an alternative to operating income, as determined in accordance with GAAP, as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. See "Communities" for property EBITDA and the related definition.

(6) These amounts include communities only after stabilized occupancy has occurred. A community is considered by the Company to have achieved stabilized occupancy on the earlier of (i) the first day of any month in which the community reaches 95% physical occupancy or (ii) one year after completion of construction. These amounts also include joint venture investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this Annual Report, including the footnotes to the Company's financial statements, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not solely report historical matters identify forward-looking statements. In addition, information concerning construction, occupancy and completion of Development and Redevelopment Communities and Development Rights (as each term is hereinafter defined) and related cost, yield and EBITDA estimates, as well as the cost, timing and effectiveness of Year 2000 compliance, are forward-looking statements. Reliance should not be placed on forward-looking statements as they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and which may cause the actual results, performance or achievements of the Company to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Certain factors that might cause such differences include, but are not limited to, the following: the Company may not be successful in managing its current growth in the number of apartment communities and the related growth of its business operations; the Company's expansion into new geographic market areas may not produce financial results that are consistent with its historical performance; acquisitions of portfolios of apartment communities may result in the Company acquiring communities that are more expensive to manage and portfolio acquisitions may not be successfully completed, resulting in charges to earnings; the Company may fail to secure or may abandon development opportunities; construction costs of a community may exceed original estimates; construction and lease-up of Development and Redevelopment Communities may not be completed on schedule, resulting in increased debt service expense, construction costs and reduced rental revenues; occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond management's control; financing may not be available on favorable terms, and reliance on cash flow from operations and access to cost effective capital may be insufficient to enable the Company to pursue opportunities or develop its pipeline of Development Rights; the Company's cash flow may be insufficient to meet required payments of principal and interest, and existing indebtedness may not be able to be refinanced or the terms of such refinancing may not be as favorable as the terms of existing indebtedness; and the Company and its suppliers and service providers may experience unanticipated delays or expenses in achieving Year 2000 compliance.

The following discussion should be read in conjunction with the consolidated financial statements and notes included in this report.

General

The Company is a real estate investment trust ("REIT") that is focused on the ownership and operation of institutional-quality apartment communities in high barrier-to-entry markets of the United States. These markets are located in Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country. The Company is the surviving corporation from the merger (the "Merger") of Avalon Properties, Inc. ("Avalon") with and into the Company (sometimes hereinafter referred to as "Bay" before the Merger) on June 4, 1998. The Merger was accounted for as a purchase of Avalon by Bay. In conjunction with the Merger, the Company changed its name from Bay Apartment Communities, Inc. to AvalonBay Communities, Inc.

The Company is a fully-integrated real estate organization with in-house acquisition, development, redevelopment, construction, reconstruction, financing, marketing, leasing and management expertise. With its experience and in-house capabilities, the Company believes it is well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in its target markets, although the Company may be constrained by the need to access cost effective capital to finance this activity.

The Company's real estate investments as of March 1, 1999 consist primarily of apartment communities in various stages of the development cycle and land or land options held for development. Such investments can be divided into three categories:

                                                          Number of                 Number of
                                                         communities             apartment homes
                                                         -----------             ---------------
         Current Communities                                 127                      37,910
         Development Communities                              14                       3,262
         Development Rights                                   27                       7,239 (*)

         (*) Represents an estimate

         "Current Communities" are apartment communities where construction is complete and the community has either reached stabilized occupancy or is in the initial lease-up process or under redevelopment. Current Communities include the following sub-classifications:

              Stabilized Communities. Represents all Current Communities that have completed initial lease-up by attaining physical occupancy levels of at least 95% or have been completed for one year, whichever occurs earlier. For evaluation purposes, the Company regards each Stabilized Community as falling into one of three categories:

              - West Coast Established Communities. Represents all Stabilized Communities owned by Bay as of January 1, 1997, with stabilized operating costs as of January 1, 1997 such that a comparison of 1997 operating results to 1998 operating results is meaningful. As of March 1, 1999, there were 22 West Coast Established Communities containing 5,702 apartment homes. When used in connection with a comparison of 1997 and 1996 results, the term "Established Communities" refers to communities that were stabilized as of January 1, 1996.

              - East Coast Established Communities. Represents all Stabilized Communities owned by Avalon as of January 1, 1997 and subsequently acquired by the Company in connection with the Merger, with stabilized operating costs as of January 1, 1997 such that a comparison of 1997 operating results to 1998 operating results is meaningful. As of March 1, 1999, there were 34 East Coast Established Communities containing 10,171 apartment homes.

              - Other Stabilized Communities. Represents Stabilized Communities as defined above, but which attained such classification or were acquired after January 1, 1997. As of March 1, 1999, there were 57 Other Stabilized Communities containing 16,473 apartment homes.

              Lease-Up Communities. Represents all Current Communities where construction has been complete for less than one year and the communities are in the initial lease-up process. As of March 1, 1999, there was one Lease-Up Community containing 710 apartment homes.

              Redevelopment Communities. Represents all Current Communities where substantial redevelopment has either begun or is scheduled to begin. Redevelopment is considered substantial when additional capital invested during the reconstruction effort exceeds the lesser of $5 million or 10% of the community's acquisition cost. As of March 1, 1999, there were 13 Redevelopment Communities containing 4,854 apartment homes.

         "Development Communities" are communities that are under construction and may be partially complete and operating and for which a final certificate of occupancy has not been received.

         "Development Rights" are development opportunities in the early phase of the development process for which the Company has an option to acquire land or owns land to develop a new community and where related pre-development costs have been incurred and capitalized in pursuit of these new developments.

Of the Current Communities, the Company holds a fee simple ownership interest in 109 operating communities (one of which is on land subject to a 149 year land lease); a general partnership interest in four partnerships that hold a fee simple interest in four other operating communities; a general partnership interest in four partnerships structured as "DownREITs" (as described more fully below) that own 13 communities; and a 100% interest in a senior participating mortgage note secured by one community. The Company holds a fee simple ownership interest in each of the Development Communities except for two communities that are owned by partnerships in which the Company holds a general partnership interest. In each of the four partnerships structured as "DownREITs," the Company is the general partner and there are one or more limited partners whose interest in the partnership is denominated in "units of limited partnership interest" ("Units"). For each DownREIT partnership, limited partners who hold Units are entitled to receive certain distributions (a "Stated Distribution") prior to any distribution that such DownREIT partnership makes to the general partner. The Stated Distributions that are paid in respect of the DownREIT Units currently approximate the dividend rate applicable to Common Stock of the Company. Each DownREIT partnership has been structured in a manner that makes it unlikely that the limited partners thereof will be entitled to any greater distribution than the Stated Distribution. Each holder of Units has the right to require the DownREIT partnership that issued a Unit to redeem that Unit at a cash price equal to the then fair market value of a share of Common Stock of the Company, except that the Company has the right to acquire any Unit so presented for redemption for one share of Common Stock. As of March 1, 1999, there were 894,144 Units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

The Company's management ("Management") believes apartment communities present an attractive investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand during all phases of a real estate cycle. The Company intends to pursue appropriate new investments (both acquisitions of communities and new developments) in markets where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years.

At December 31, 1998, Management had positioned the Company's portfolio of Stabilized Communities, excluding communities owned by joint ventures, to an average physical occupancy level of 95.3% and achieved an average economic occupancy of 96.2% and 95.7% for the years ended December 31, 1998 and 1997, respectively. This continued high occupancy was achieved through aggressive marketing efforts combined with limited and targeted pricing adjustments. This positioning has resulted in overall growth in rental revenue from Established Communities between periods. It is Management's strategy to maximize total rental revenue through management of rental rates and occupancy levels. If market and economic conditions change, Management's strategy of maximizing total rental revenue could lead to lower occupancy levels. Given the high occupancy level of the portfolio, Management anticipates that any rental revenue and net income gains from the Company's Established Communities would be achieved primarily through higher rental rates and enhanced operating cost leverage provided by high occupancy.

The Company elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and has not revoked that election. The Company was incorporated under the laws of the State of California in 1978 and was reincorporated in the State of Maryland in July 1995. Its principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia 22314, and its telephone number at that location is (703) 329-6300. The Company also maintains super-regional offices in San Jose, California and Wilton, Connecticut and acquisition, development, redevelopment, construction, reconstruction or administrative offices in or near Boston,

Massachusetts; Chicago, Illinois; Minneapolis, Minnesota; New York, New York; Newport Beach, California; Princeton, New Jersey; Richmond, Virginia; and Seattle, Washington.

Recent Developments

Sales of Existing Communities. During 1998, the Company completed a strategic planning effort resulting in a decision to pursue a disposition strategy for certain assets in markets that did not meet its long-term strategic direction. In connection with this disposition strategy, during 1998 the Company sold seven communities, totaling 2,039 apartment homes. Net proceeds from the sale of these communities totaled $73.9 million resulting in a net gain of $4.0 million. The proceeds from the sale of these communities will be directed to the development and redevelopment of communities currently under construction or reconstruction.

In connection with an agreement executed by Avalon in March 1998 which provided for the buyout of certain limited partners in DownREIT V Limited Partnership, the Company sold two communities in July 1998. Net proceeds from the sale of the two communities, containing an aggregate of 758 apartment homes, were approximately $44 million.

Special Meeting of Stockholders. On October 2, 1998, the Company held a Special Meeting of Stockholders at which stockholders approved (i) amendments to the charter reducing the number of authorized shares of the Company's common stock from 300,000,000 to 140,000,000, and (ii) an amendment to the charter changing the Company's name from "Avalon Bay Communities, Inc." to "AvalonBay Communities, Inc."

Preferred Offering. On October 15, 1998, the Company completed the sale of 4,000,000 shares of 8.7% Series H Cumulative Redeemable Preferred Stock at a public offering price of $25 per share (the "Offering"). The net proceeds from the Offering of approximately $96.2 million were used to reduce borrowings under the Company's Unsecured Facility. These shares of Preferred Stock may not be redeemed by the Company until October 15, 2008 except in order to preserve the Company's status as a REIT.

Medium-Term Notes. In January 1999, the Company issued $125 million of medium-term notes. Interest on the notes is payable semi-annually on February 15 and August 15 and the notes will mature on February 15, 2004. The notes bear interest at 6.58%. The net proceeds of approximately $124.3 million were used to repay amounts outstanding under the Company's variable rate unsecured credit facility (the "Unsecured Facility").

Organizational Changes. In February 1999, the Company announced certain management changes. The management changes included the departures of Charles
H. Berman, the Company's President, Chief Operating Officer and a director; Jeffrey B. Van Horn, Senior Vice President - Investments; and Max L. Gardner, Senior Vice President - Development/Acquisitions. Other announced management changes included the promotion of Bryce Blair, then Senior Vice President - Development/Acquisitions, to Chief Operating Officer, and the promotion of Robert H. Slater, then Senior Vice President - Property Operations, to Executive Vice President. Messrs. Berman, Gardner and Van Horn are entitled to severance benefits in accordance with the terms of their employment agreements with the Company dated as of March 9, 1998. The Company expects to record a non-recurring charge in the first quarter of 1999 relating to this management realignment and certain related organizational adjustments. Because a complete plan of management realignment was not in existence on June 4, 1998, the date of the Company's merger with Avalon, this charge is not considered a part of the Company's purchase price for Avalon and, accordingly, the expenses associated with the management realignment will be treated as a non-recurring charge. Management and the terminated officers are currently determining the amount of severance that each terminated officer is entitled to receive pursuant to their employment agreements and the valuations, if any, that must be performed pursuant to the terms of their employment agreements. Management is also completing an evaluation of the additional charge related to the other organizational changes. However, management currently estimates that the non-recurring charge that will be incurred in connection with these organizational adjustments, including severance payments and contract termination costs, costs to relocate accounting functions and office space reductions, will be approximately $16 million. The recurring cost reductions associated with the organizational adjustments giving rise to such non-recurring charge are estimated by management to total approximately $3.5 million annually (which estimate does not include any value assigned to the probable annual grants of stock options that would have been made to the terminated officers). No assurance can be given as to the amount of such non-recurring charge or the amount of the recurring cost reductions which could arise therefrom which could be greater or less than the estimates provided.

Results of Operations

The changes in operating results from period-to-period (on a historical basis) are primarily the result of increases in the number of apartment homes owned due to the Merger as well as the development and acquisition of additional communities. Where appropriate, comparisons are made on a weighted average basis for the number of occupied apartment homes in order to adjust for such changes in the number of apartment homes. For Stabilized Communities (excluding communities owned by joint ventures), all occupied apartment homes are included in the calculation of weighted average occupied apartment homes for each reporting period. For communities in the initial lease-up phase, only apartment homes of communities that are completed and occupied are included in the weighted average number of occupied apartment homes calculation for each reporting period.

Comparisons are also made between West and East Coast Established Communities for rental income, operating expenses and property taxes. East Coast Established Communities are compared on a pro forma basis for the years ended December 31, 1998 and 1997, as if the Merger had occurred as of January 1, 1997. Management closely reviews these results as an indication of market strength and the effectiveness with which the communities are operated.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

Net income increased $55,493,000 (142.5%) to $94,434,000 for the year ended December 31, 1998 compared to $38,941,000 for the year ended December 31, 1997. The primary reason for the increase is additional operating income from the communities owned by Avalon prior to the Merger. The increase is also attributable to additional operating income from communities developed or acquired during 1998 and 1997, as well as growth in operating income from West Coast Established Communities.

Rental income increased $225,642,000 (178.5%) to $352,017,000 for the year ended December 31, 1998 compared to $126,375,000 for the year ended December 31, 1997. Of the increase, $4,991,000 relates to rental revenue increases from West Coast Established Communities, $144,213,000 relates to rental revenue attributable to the former Avalon communities and $76,438,000 is attributable to the addition of newly completed or acquired apartment homes.

     Overall Portfolio - The $225,642,000 increase is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 8,084 apartment homes for the year ended December 31, 1997 to 20,524 apartment homes for the year ended December 31, 1998 as a result of additional apartment homes from the former Avalon communities and the development and acquisition of new communities. For the year ended December 31, 1998, the weighted average monthly revenue per occupied apartment home increased $42 (3.8%) to $1,137 compared to $1,095 for the year ended December 31, 1997.

     West Coast Established Communities - Rental revenue increased $4,991,000 (6.8%) for the year ended December 31, 1998 compared to the preceding year due to market conditions that allowed for higher average rents, but lower economic occupancy levels. For the year ended December 31, 1998, weighted average monthly revenue per occupied apartment home increased $81 (7.4%) to $1,172 compared to $1,091 for the preceding year. The average economic occupancy decreased from 97.7% for the year ended December 31, 1997 to 97.1% for the year ended December 31, 1998.

     The Company's West Coast Established Communities consist entirely of communities located within the Northern California market. Compared to the prior year, most of the sub-markets within Northern California where the Company's communities are located have maintained a strong economic environment that has allowed for high occupancy levels and rent growth. However, Management believes that, beginning in October 1998, certain Northern California sub-markets that are primarily dependent on

     Silicon Valley employment have softened, in part due to Asian economic difficulties. These impacted sub-markets have experienced reduced rent growth and occupancy compared to other Northern California sub-markets.

     East Coast Established Communities - Rental revenue (on a pro forma basis) increased $5,079,000 (4.7%) for the year ended December 31, 1998 compared to the preceding year due to market conditions that allowed for higher average rents at higher economic occupancy levels. For the year ended December 31, 1998, weighted average monthly revenue per occupied apartment home increased $40 (4.4%) to $969 compared to $929 for the preceding year. The average economic occupancy increased from 96.0% for the year ended December 31, 1997 to 96.3% for the year ended December 31, 1998.

Management fees totaling $793,000 for the year ended December 31, 1998 represent revenue from certain third-party contracts the Company succeeded to in connection with the Merger.

Operating expenses increased $63,546,000 (195.9%) to $95,980,000 for the year ended December 31, 1998 compared to $32,434,000 for the preceding year.

     Overall Portfolio - The increase in operating expenses for the year ended December 31, 1998 is primarily due to additional operating expenses from the former Avalon communities and, secondarily, due to the addition of newly developed, redeveloped or acquired apartment homes. Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     West Coast Established Communities - Operating expenses for the West Coast Established Communities increased $97,000 (.6%) to $15,127,000 for the year ended December 31, 1998 compared to $15,030,000 for the preceding year. The net change is the result of higher payroll and maintenance costs, offset by lower utility, administrative and insurance costs. Lower insurance costs are directly attributable to better pricing and risk sharing provided by the merger with Avalon.

     East Coast Established Communities - Operating expenses for the East Coast Established Communities (on a pro forma basis) increased $597,000 (2.3%) to $26,251,000 for the year ended December 31, 1998 compared to $25,654,000 for the preceding year. The net change is the result of higher payroll and maintenance costs, offset by lower utility and insurance costs. Lower insurance costs are also attributable to the Merger due to better pricing.

Property taxes increased $20,239,000 (212.2%) to $29,778,000 for the year ended December 31, 1998 compared to $9,539,000 for the preceding year.

     Overall Portfolio - The increase in 1998 property taxes is primarily due to additional expense from the former Avalon communities and secondarily due to the addition of newly developed, redeveloped or acquired apartment homes. Property taxes on Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     West Coast Established Communities - Property taxes for the West Coast Established Communities increased $230,000 (4.6%) to $5,246,000 for the year ended December 31, 1998 compared to $5,016,000 for the comparable period of the preceding year. The increase is primarily the result of lower than estimated property tax assessments that resulted in a reduction in 1997 of previously accrued expenses.

     East Coast Established Communities - Property taxes for the East Coast Established Communities (on a pro forma basis) increased $348,000 (3.6%) to $10,062,000 for the year ended December 31, 1998 compared to $9,714,000 for the preceding year. The increase is primarily the result of increased assessments of property values and increased property tax rates.

Interest expense increased $39,890,000 (282.6%) to $54,003,000 for the year ended December 31, 1998 compared to $14,113,000 for the comparable period of the preceding year. The increase is primarily attributable to $643,410,000 of debt assumed in connection with the Merger and secondarily due to the issuance of unsecured senior notes in 1998 and 1997.

Depreciation and amortization increased $51,350,000 (190.1%) to $78,359,000 for the year ended December 31, 1998 compared to $27,009,000 for the preceding year. The increase is primarily attributable to additional expense from the former Avalon communities and secondarily to acquisitions and development of communities in 1998 and 1997.

General and administrative expenses increased $3,568,000 (86.9%) to $7,674,000 for the year ended December 31, 1998 compared to $4,106,000 for the preceding year. The increase is primarily due to the Merger.

Equity in income of unconsolidated joint ventures of $1,525,000 for the year ended December 31, 1998 represents the Company's share of income of certain joint ventures that the Company succeeded to in connection with the Merger.

Interest income increased $2,985,000 to $3,191,000 for the year ended December 31, 1998 compared to $206,000 for the preceding year. The increase is primarily due to the interest on the Avalon Arbor promissory note that the Company succeeded to in connection with the Merger and on the Fairlane Woods promissory note acquired in August 1998.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

Net income increased $19,315,000 (98.4%) to $38,941,000 for the year ended December 31, 1997 compared to $19,626,000 for the year ended December 31, 1996. The primary reason for the increase is additional rental income from communities acquired during the latter half of 1996 and throughout 1997, as well as growth in operating income from Established Communities.

Rental income increased $43,542,000 (52.6%) to $126,375,000 for the year ended December 31, 1997 compared to $82,833,000 for the year ended December 31, 1996. Of the increase, $6,539,000 relates to rental revenue increases from Established Communities and $37,003,000 is attributable to the addition of newly completed or acquired apartment homes.

     Overall Portfolio - The $43,542,000 increase is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 7,545 apartment homes for the year ended December 31, 1996 to 8,084 apartment homes for the year ended December 31, 1997 as a result of the development and acquisition of new communities. For the year ended December 31, 1997, the weighted average monthly revenue per occupied apartment home increased $112 (11.4%) to $1,095 compared to $983 for the year ended December 31, 1996.

     Established Communities - Rental revenue increased $6,539,000 (10.0%) for the year ended December 31, 1997 compared to the preceding year primarily due to an increase in rental rates and increased occupancy. For the year ended December 31, 1997, weighted average monthly revenue per occupied apartment home increased $87 (9.3%) to $1,020 compared to $933 for the preceding year. The average economic occupancy increased from 96.8% for the year ended December 31, 1996 to 97.5% for the year ended December 31, 1997.

Operating expenses increased $11,043,000 (51.6%) to $32,434,000 for the year ended December 31, 1997 compared to $21,391,000 for the preceding year.

     Overall Portfolio - The increase for the year ended December 31, 1997 is primarily due to additional expense from the acquisition of new communities as well as the addition of newly completed homes for which maintenance, insurance and other costs are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities - Operating expenses increased $1,034,000 (7.1%) to $15,675,000 for the year ended December 31, 1997 compared to $14,641,000 for the preceding year. The net change is primarily attributable to the completion of certain redevelopment communities and to higher maintenance costs, and secondarily to increased earthquake insurance costs due to the purchase of portfolio wide coverage.

Property taxes increased $3,158,000 (49.5%) to $9,539,000 for the year ended December 31, 1997 compared to $6,381,000 for the preceding year.

     Overall Portfolio - The increase in 1997 is primarily due to additional expense from the acquisition of new communities as well as the addition of newly completed homes for which property taxes are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities - Property taxes decreased $50,000 (1.0%) to $4,950,000 for the year ended December 31, 1997 compared to $5,000,000 for the comparable period of the preceding year. The decrease is primarily the result of lower than estimated property tax assessments that resulted in a reduction in 1997 of previously accrued expenses.

Interest expense decreased $163,000 (1.1%) to $14,113,000 for the year ended December 31, 1997 compared to $14,276,000 for the twelve months ended December 31, 1996. The decrease is primarily attributable to higher capitalization of interest from increased development, construction and reconstruction activity financed primarily with common and preferred stock issuances, offset in part by increased borrowing for new acquisitions.

Depreciation and amortization increased $8,320,000 (44.5%) to $27,009,000 for the year ended December 31, 1997 compared to $18,689,000 for the preceding year. The increase reflects additional expense from the acquisitions, development and redevelopment of communities in 1997 and 1996.

General and administrative expenses increased $2,283,000 (125.2%) to $4,106,000 for the year ended December 31, 1997 compared to $1,823,000 for the preceding year. The increase is primarily due to staff additions and other costs related to the growth of the Company's portfolio.

Interest income increased $28,000 (15.7%) to $206,000 for the twelve months ended December 31, 1997 compared to $178,000 for the preceding year, primarily due to higher average cash balances during 1997 as compared to 1996.

Capitalization of Fixed Assets and Community Improvements

The Company maintains a policy with respect to capital expenditures that generally provides that only non-recurring expenditures are capitalized. Improvements and upgrades are capitalized only if the item exceeds $15,000, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make ready costs are expensed as incurred, including costs of carpet and appliance replacements, floor coverings, interior painting and other redecorating costs. Purchases of personal property (such as computers and furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the year ended December 31, 1998 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $158 per apartment home on a pro forma basis for the Merger. For the year ended December 31, 1998 the Company charged to maintenance expense, including carpet and appliance replacements, a total of approximately $24,500,000 for Stabilized Communities or $946 per apartment home on a pro forma basis. Management anticipates that capitalized costs per apartment home will gradually rise as the Company's portfolio of communities matures.

Liquidity and Capital Resources

Liquidity. A primary source of liquidity to the Company is cash flows from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates, occupancy levels and the Company's expenses with respect to such apartment homes. The cash flows provided by financing activities and used in investing activities have historically been dependent on the capital markets environment, and thus the number of apartment homes under active development and construction as well as those that were acquired during any given period.

Cash and cash equivalents increased from $3,188,000 at December 31, 1997 to $8,890,000 at December 31, 1998 due to the excess of cash provided by financing and operating activities over cash flow used in investing activities.

     Net cash provided by operating activities increased by $128,579,000 from $62,650,000 for the year ended December 31, 1997 to $191,229,000 for the year ended December 31, 1998 primarily due to an increase in operating income from the former Avalon communities as well as the existing Bay communities.

     Cash used in investing activities increased $44,259,000 from $574,970,000 for the year ended December 31, 1997 to $619,229,000 for the year ended December 31, 1998. This increase in expenditures reflects increased construction and reconstruction activity, net of a decrease in acquisition activity (which is attributable to the purchase of the Southern California Travelers portfolio in 1997 not present in 1998 combined with higher yield requirements in 1998 that constrained investing activity) and the proceeds from the sale of communities in 1998.

     Net cash provided by financing activities decreased by $80,886,000 from $514,588,000 for the year ended December 31, 1997 to $433,702,000 for the year ended December 31, 1998 primarily due to reduced financing activity in response to unfavorable capital markets. The increase is also attributable to an increase in dividends paid, as a result of a 21% Common Stock dividend increase in July 1998 and additional common and preferred shares issued in connection with the Merger.

Cash and cash equivalents increased from $920,000 at December 31, 1996 to $3,188,000 at December 31, 1997 due to the excess of cash provided by financing and operating activities over cash flow used in investing activities.

     Net cash provided by operating activities increased by $23,426,000 from $39,224,000 for the year ended December 31, 1996 to $62,650,000 for the year ended December 31, 1997 primarily due to an increase in operating income from acquisition and existing communities.

     Cash used in investing activities increased by $358,970,000 from $216,000,000 for the year ended December 31, 1996 to $574,970,000 for the year ended December 31, 1997. This increase reflects the increase in expenditures for communities acquired in Southern California, and the amounts used to acquire, develop, construct and reconstruct the Development and Redevelopment Communities.

     Net cash provided by financing activities increased by $338,569,000 from $176,019,000 for the year ended December 31, 1996 to $514,588,000 for the year ended December 31, 1997 primarily due to higher net proceeds from securities offerings and borrowings under the unsecured credit facility in 1997 as compared to 1996, offset by an increase in dividends paid.

The Company regularly reviews its short-term liquidity needs and the adequacy of Funds from Operations ("FFO") and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring operating expenses, debt service payments, the distribution required with respect to the Preferred Stock and the minimum dividend payments required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. Management anticipates that these needs will be fully funded from cash flows provided by operating activities. Any short-term liquidity needs not provided by current operating cash flows would be funded from the Company's Unsecured Facility.

Management anticipates that no significant portion of the principal of any indebtedness will be repaid prior to maturity and if the Company does not have funds on hand sufficient to repay such indebtedness, it will be necessary for the Company to refinance this debt. Such refinancing may be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. There can be no assurance that such additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms satisfactory to the Company.

Capital Resources. Management intends to match the long-term nature of its real estate assets with long-term cost effective capital. The Company has benefited from regular and continuous access to the capital markets since its initial public offering, raising approximately $2.5 billion, on a pro forma basis. Approximately $800 million, on a pro forma basis, has been raised in capital markets offerings since January, 1998. The following table summarizes capital market activity for both Avalon and the Company since January 1, 1998:

   Date                    Company      Description of Offerings
   ----                    -------      ------------------------
   January 1998            Avalon       $100 million unsecured senior notes offering
   January 1998            Avalon       $26.9 million direct placement of common stock to an institutional investor
   January 1998              Bay        $150 million unsecured senior notes offering
   April 1998                Bay        $46.5 million public offering of Common Stock
   July 1998              AvalonBay     $250 million unsecured senior notes offering
   October 1998           AvalonBay     $100 million public offering of Series H Cumulative
                                        Redeemable Preferred Stock
   January 1999           AvalonBay     $125 million medium term notes offering

Management follows a focused strategy to help facilitate uninterrupted access to capital. This strategy includes:

1. Hire, train and retain associates with a strong resident service focus, which should lead to higher rents, lower turnover and reduced operating costs;
2. Manage, acquire and develop institutional quality communities with in-fill locations that should provide consistent, sustained earnings growth;
3. Operate in markets with growing demand (as measured by household formation and job growth) and high barriers-to-entry. These characteristics combine to provide a favorable demand-supply balance, which the Company believes will create a favorable environment for future rental rate growth while protecting existing and new communities from new supply. This strategy is expected to result in a high level of quality to the revenue stream;
4. Maintain a conservative capital structure largely comprised of equity and with modest, cost-effective leverage. Secured debt will generally be avoided and used primarily to secure low cost, tax-exempt debt. Management believes that such a capital structure should promote an environment whereby current ratings levels can be maintained;
5. Follow accounting practices that provide a high level of quality to reported earnings; and
6. Provide timely, accurate and detailed disclosures to the investment community.

Management believes these strategies provide a disciplined approach to capital access to help position the Company to fund portfolio growth.

Recent volatility in the capital markets has decreased the Company's access to cost effective capital. See "Future Financing and Capital Needs" for a discussion of Management's response to the current capital markets environment.

The following is a discussion of specific capital transactions, arrangements and agreements that are important to the capital resources of the Company.

Unsecured Facility

The Company's Unsecured Facility is furnished by a consortium of banks that provides for $600,000,000 in short-term credit and is subject to an annual facility fee of $900,000. The Unsecured Facility bears interest at varying levels tied to the London Interbank Offered Rate ("LIBOR") based on ratings levels achieved on the Company's senior unsecured notes and on a maturity selected by the Company. The current pricing is LIBOR plus .6% per annum and matures in July 2001, with two one-year extension options. The Unsecured Facility, which was put into place during June 1998, replaced three separate credit facilities previously available to the separate companies prior to the Merger that had terms similar to the Unsecured Facility. A competitive bid option (which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the Unsecured Facility) is available for up to $400,000,000 which may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus .48% for balances most recently placed under the competitive bid option. At March 1, 1999, $285,500,000 was outstanding, $30,200,000 was used to provide letters of credit and $284,300,000 was available for borrowing under the Unsecured Facility. The Company will use borrowings under the Unsecured Facility for capital expenditures, acquisitions of developed or undeveloped communities, construction, development and renovation costs, credit enhancement for tax-exempt bonds and for working capital purposes.

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

Financing Transactions Completed

In January 1998, Avalon completed a $100,000,000 offering of unsecured senior notes. The notes bear interest at 6.625% payable semi-annually on January 15 and July 15 and will mature on January 15, 2005. The Company used the net proceeds of approximately $99,000,000 to repay amounts outstanding under Avalon's unsecured credit facilities.

In January 1998, Avalon completed the sale of 923,856 shares of common stock to The Prudential Insurance Company of America at a net purchase price of $29.09 per share. The net proceeds of approximately $27,000,000 were used to retire indebtedness under Avalon's unsecured credit facilities.

In January 1998, Bay issued $150,000,000 of senior unsecured notes, of which $50,000,000 of the notes bear interest at 6.25% and will mature in January 2003, $50,000,000 of the notes bear interest at 6.5% and will mature in January 2005 and $50,000,000 of the notes bear interest at 6.625% and will mature in January 2008. Semi-annual interest payments are payable on January 15 and July 15. The net proceeds of approximately $149,000,000 were used to reduce borrowings under Bay's then existing unsecured credit facility.

In April 1998, Bay sold 1,244,147 shares of Common Stock in an underwritten public offering at a public offering price of $37.375 per share. The net proceeds to Bay of approximately $44,000,000 were used to reduce borrowings under the Company's unsecured credit facility.

In July 1998, the Company issued $250,000,000 of senior unsecured notes, of which $100,000,000 of the notes bear interest at 6.5% and will mature in July 2003 and $150,000,000 of the notes bear interest at 6.8% and will mature in July 2006. Semi-annual interest payments are payable on January 15 and July 15. The net proceeds of $248,000,000 were used to reduce borrowings under the Company's Unsecured Facility.

In October 1998, the Company completed an underwritten public offering of 4,000,000 shares of 8.7% Series H Cumulative Redeemable Preferred Stock at a public price of $25 per share. Quarterly dividends are payable on March 15, June 15, September 15 and December 15. The net proceeds of approximately $97,000,000 were used to reduce borrowings under the Company's Unsecured Facility.

In January 1999, the Company issued $125,000,000 of medium-term unsecured notes bearing interest at 6.58% and maturing in February 2004. Semi-annual interest payments are payable on February 15 and August 15. The net proceeds of approximately $124,000,000 were used to reduce borrowings under the Company's Unsecured Facility.

Registration Statements Filed in Connection with Financings

On August 18, 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the sale of up to $750,000,000 of securities. The registration statement provides for the issuance of Common Stock, Preferred Stock and debt securities.

Future Financing and Capital Needs

As of December 31, 1998, the Company had 24 new communities under construction by the Company or by others for the Company (for which the Company has entered into forward purchase commitments) with a total estimated cost of $497,000,000 remaining to be invested as of that date. In addition, the Company had a total of 13 communities that were under reconstruction of which an estimated $68,000,000 remained to be invested as of that date.

Substantially all of the capital expenditures to complete the communities currently under construction and reconstruction will be funded from the Unsecured Facility, the sale of existing communities, retained operating cash or the issuance of debt or equity securities. Management expects to continue to fund deferred development costs related to future developments from FFO and borrowings under the Unsecured Facility as these sources of capital are expected to be adequate to take the proposed communities to the point in the development cycle where construction can commence.

The industry and the Company have seen a reduction in the availability of cost effective capital over the last nine months. No assurance can be provided that cost effective capital will be available to meet future expenditures required to commence planned reconstruction activity or the construction of the Development Rights. Before planned reconstruction activity or the construction of a Development Right commences, the Company intends to arrange adequate liquidity sources to complete such undertakings, although no assurance can be given in this regard.

Management estimates that a significant portion of the Company's liquidity needs will be met from retained operating cash and borrowings under the Company's Unsecured Facility. To meet the balance of the Company's liquidity needs, it will be necessary to arrange additional capacity under the Company's existing Unsecured Facility, sell additional existing communities and/or issue additional debt or equity securities. While Management believes the Company has the financial position to expand its short term credit capacity and support such capital markets activity, no assurance can be provided that the Company will be successful in completing these arrangements, offerings or sales. If these transactions cannot be completed on a cost-effective basis, then a continuation of the current capital market conditions described herein could have a material adverse impact on the operating results and financial condition of the Company, including the abandonment of deferred development costs and the a charge to earnings.

During 1998, the Company determined that it would pursue a disposition strategy for certain assets in markets that did not meet its long-term strategic direction. In connection with this decision, the Company's Board of Directors authorized Management to pursue the disposition of certain communities. The Company will solicit competing bids from unrelated parties for these individual assets, and will consider the sales price and tax ramifications of each proposal. Management intends to actively seek buyers for these assets during 1999. However, there can be no assurance that such assets can be sold on terms that are satisfactory to the Company. The Company disposed of the following communities in connection with this disposition strategy (dollars in thousands) as of March 1, 1999:


                                               Period    Apartment               Gross sales
Communities               Location            disposed     homes        Debt        price            Net proceeds
-----------               --------            ---------  ---------      ----     ------------        ------------

Arbor Park                Upland, CA            3Q98        260      $       --      $ 12,580          $  12,540
Avalon Pointe             Stafford, VA          4Q98        140           6,380         9,450              2,920
Avalon Ridge              Silver Spring, MD     4Q98        432          26,815        35,210              7,700
Chase Lea                 Owings Mill, MD       4Q98        296          16,835        21,840              4,500
Avalon at Carter Lake     Reston, VA            4Q98        259            --          16,800             16,560
Reflections               Fresno, CA            4Q98        516            --          22,420             21,980
Sommerset                 Vacaville, CA         4Q98        136            --           7,900              7,700
                                                           -----       --------     ---------          ---------

                                                           2,039       $ 50,030     $ 126,200          $  73,900
                                                           =====       ========     =========          =========


To facilitate the sale of Sommerset, the Company provided short-term financing to the purchaser for 80% of the gross sales price. Accordingly, $6,320,000 of the net proceeds will be received at maturity of this financing.

The proceeds from the sale of these communities will be re-deployed to the development and redevelopment communities currently under construction or reconstruction. Pending such redeployment, the proceeds from the sale of these communities were primarily used to repay amounts outstanding under the Company's Unsecured Facility.

The remaining assets that have been identified for disposition include land, buildings and improvements and furniture, fixtures and equipment. At December 31, 1998, total real estate, net of accumulated depreciation, of all communities currently identified for sale totaled $231,492,000. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds. The Company's consolidated statements of operations includes net income from the communities held for sale of $3,916,000, $1,633,000 and $1,301,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

In connection with an agreement executed by Avalon in March 1998 which provided for the buyout of certain limited partners in DownREIT V Limited Partnership, the Company sold two communities in July 1998. Gross proceeds from the sale of the two communities, containing an aggregate of 758 apartment homes, were approximately $44 million.

Because the proceeds from the sale of communities are used initially to reduce borrowings under the Unsecured Facility, the immediate effect of a sale of a community is to reduce earnings, as the yield on a community that is sold exceeds the interest rate on borrowings under the Unsecured Facility. Therefore, changes in the timing, number of dispositions and the redeployment of the net proceeds therefrom may have a material and adverse effect on the Company's earnings.

Debt Maturities

The table on the following page summarizes debt maturities for the next five years (excluding the Unsecured Facility):

                             (Dollars in thousands)

                                                            ALL-IN   PRINCIPAL
                                                           INTEREST   MATURITY             BALANCE OUTSTANDING
                                                                                      ----------------------------------------
         COMMUNITY                                           RATE      DATE           12-31-97        12-31-98          1999
         ---------                                           ----      ----           --------       ----------       --------
Tax-Exempt Bonds:
     FIXED RATE
         Canyon Creek                                        6.48%     Jun-25         $ 38,534       $   38,052       $    517
         Waterford                                           5.88%     Aug-14           33,100           33,100             --
         City Heights                                        5.80%     Jun-25           20,714           20,496            233
         CountryBrook                                        7.87%     Mar-12           19,850           19,568            305
         Villa Mariposa                                      5.88%     Mar-17           18,300           18,300             --
         Sea Ridge                                           6.48%     Jun-25           17,479           17,261            235
         Foxchase I                                          5.88%     Nov-07           16,800           16,800             --
         Barrington Hills                                    6.48%     Jun-25           13,185           13,020            177
         Rivershore                                          6.48%     Nov-22           10,309           10,162            158
         Foxchase II                                         5.88%     Nov-07            9,600            9,600             --
         Fairway Glen                                        5.88%     Nov-07            9,580            9,580             --
         Crossbrook                                          6.48%     Jun-25            8,484            8,382            109
         Larkspur Canyon                                     5.50%     Jun-25            7,610            7,530             85
         Avalon View                                         7.55%     Aug-24               --           19,085            290
         Avalon at Lexington                                 6.56%     Feb-25               --           14,843            240
         Avalon Knoll                                        6.95%     Jun-26               --           13,755            175
         Avalon at Dulles                                    7.04%     Jul-24               --           12,360             --
         Avalon Fields                                       7.57%     May-27               --           11,881            137
         Avalon at Hampton II                                7.04%     Jul-24               --           11,550             --
         Avalon at Symphony Glen                             7.06%     Jul-24               --            9,780             --
         Avalon West                                         7.73%     Dec-36               --            8,681             50
         Avalon Landing                                      6.85%     Jun-26               --            6,809             89
                                                                                      --------       ----------       --------
                                                                                       223,545          330,595          2,800
     VARIABLE RATE
         Avalon at Devonshire                                          Dec-25               --           27,305             --
         Avalon at Fairway Hills I                                     Jun-26               --           11,500             --
         Laguna Brisas                                                 Mar-09               --           10,400             --
         Avalon at Hampton I                                           Jun-26               --            8,060             --
                                                                                      --------       ----------       --------
                                                                                            --           57,265             --
CONVENTIONAL LOANS:
     FIXED RATE
         $100 Million Senior Unsecured Notes                7.375%     Sep-02               --          100,000             --
         $100 Million Senior Unsecured Notes                6.625%     Jan-05               --          100,000             --
         $110 Million Senior Unsecured Notes                6.875%     Dec-07               --          110,000             --
         $50 Million Senior Unsecured Notes                  6.25%     Jan-03               --           50,000             --
         $50 Million Senior Unsecured Notes                  6.50%     Jan-05               --           50,000             --
         $50 Million Senior Unsecured Notes                 6.625%     Jan-08               --           50,000             --
         $100 Million Senior Unsecured Notes                6.500%     Jul-03               --          100,000             --
         $150 Million Senior Unsecured Notes                6.800%     Jul-06               --          150,000             --
         Governor's Square                                   7.65%     Aug-04           14,184           14,064            142
         The Arbors                                          7.25%     May-04           12,870           12,870             --
         Gallery Place                                       7.31%     May-01           11,685           11,486            214
         Cedar Ridge                                         6.50%     Jul-99            1,000            1,000          1,000
         Avalon Walk II                                      8.93%     Nov-04               --           12,762            221
         Avalon Pines                                        8.00%     Dec-03               --            5,329            112
                                                                                      --------       ----------       --------
                                                                                        39,739          767,511          1,689

     VARIABLE RATE-NONE                                                                     --               --             --
                                                                                      --------       ----------       --------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY                                        $263,284       $1,155,371       $  4,489
                                                                                      ========       ==========       ========





                                                          ---------------------------------------------------------------------
         COMMUNITY                                           2000           2001           2002           2003       Thereafter
         ---------                                         --------       --------       --------       --------     ----------
Tax-Exempt Bonds:
     FIXED RATE
         Canyon Creek                                      $    554       $    594       $    637       $    684       $ 35,066
         Waterford                                               --             --             --             --         33,100
         City Heights                                           250            268            288            308         19,149
         CountryBrook                                           330            357            386            417         17,773
         Villa Mariposa                                          --             --             --             --         18,300
         Sea Ridge                                              251            270            289            310         15,906
         Foxchase I                                              --             --             --             --         16,800
         Barrington Hills                                       190            203            218            234         11,998
         Rivershore                                             171            184            198            213          9,238
         Foxchase II                                             --             --             --             --          9,600
         Fairway Glen                                            --             --             --             --          9,580
         Crossbrook                                             117            126            136            146          7,748
         Larkspur Canyon                                         91             98            105            112          7,039
         Avalon View                                            330            350            373            397         17,345
         Avalon at Lexington                                    255            271            288            307         13,482
         Avalon Knoll                                           187            200            214            230         12,749
         Avalon at Dulles                                        --             --             --             --         12,360
         Avalon Fields                                          147            157            169            180         11,091
         Avalon at Hampton II                                    --             --             --             --         11,550
         Avalon at Symphony Glen                                 --             --             --             --          9,780
         Avalon West                                             53             57             61             65          8,395
         Avalon Landing                                          95            101            108            116          6,300
                                                           --------       --------       --------       --------       --------
                                                              3,021          3,236          3,470          3,719        314,349
     VARIABLE RATE
         Avalon at Devonshire                                    --             --             --             --         27,305
         Avalon at Fairway Hills I                               --             --             --             --         11,500
         Laguna Brisas                                           --             --             --             --         10,400
         Avalon at Hampton I                                     --             --             --             --          8,060
                                                           --------       --------       --------       --------       --------
                                                                 --             --             --             --         57,265
CONVENTIONAL LOANS:
     FIXED RATE
         $100 Million Senior Unsecured Notes                     --             --        100,000             --             --
         $100 Million Senior Unsecured Notes                     --             --             --             --        100,000
         $110 Million Senior Unsecured Notes                     --             --             --             --        110,000
         $50 Million Senior Unsecured Notes                      --             --             --         50,000             --
         $50 Million Senior Unsecured Notes                      --             --             --             --         50,000
         $50 Million Senior Unsecured Notes                      --             --             --             --         50,000
         $100 Million Senior Unsecured Notes                     --             --             --        100,000             --
         $150 Million Senior Unsecured Notes                     --             --             --             --        150,000
         Governor's Square                                      153            165            178            193         13,233
         The Arbors                                              --             --             --             --         12,870
         Gallery Place                                          230         11,042             --             --             --
         Cedar Ridge                                             --             --             --             --             --
         Avalon Walk II                                         241            264            288            315         11,433
         Avalon Pines                                           121            131            142          4,823             --
                                                           --------       --------       --------       --------       --------
                                                                745         11,602        100,608        155,331        497,536

     VARIABLE RATE-NONE                                          --             --             --             --             --
                                                           --------       --------       --------       --------       --------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY             $  3,766       $ 14,838       $104,078       $159,050       $869,150
                                                           ========       ========       ========       ========       ========


Inflation

Substantially all of the leases at the Current Communities are for a term of one year or less, which may enable the Company to realize increased rents upon renewal of existing leases or commencement of new leases. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term without penalty. Short-term leases combined with relatively consistent demand allow rents, and, therefore, cash flow from the Company's portfolio of apartments, to provide an attractive inflation hedge.

Year 2000 Compliance

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after December 31, 1999. This could result in a system failure causing disruptions of operations or create erroneous results. The Year 2000 issue affects virtually all companies and organizations.

Management has been taking steps to understand the nature and extent of the work required to make its information computer systems ("IT Systems") and non-information embedded systems ("Non-IT Systems") Year 2000 compliant, as well as to determine what effects non-compliance by the Company's significant business partners may have on the Company. Management has assigned key personnel to the Company's Year 2000 Task Force ("the Task Force") to coordinate compliance efforts. The Task Force is represented by executive, financial and community operation functions. An outside consulting firm ("Y2K Consultants") has been engaged by the Company to assist the Task Force in detecting Non-IT Systems that are not Year 2000 compliant. The Y2K Consultants will aid in assessing the compliance of the Company's Non-IT Systems and, for non-compliant systems, will recommend replacement, upgrades or alternative solutions based on the system's importance to business operations or financial impact, likelihood of failure, life safety concerns and available contingency options.

Management has identified certain phases necessary to become Year 2000 compliant and has established an estimated timetable for completion of those phases, as shown below:

                                                                                  ESTIMATED COMPLETION DATE
                   PHASE                          DEFINITION                         AS OF MARCH 1, 1999
                   -----                          ----------                      -------------------------
1.     Designate Task Force            Assign key management personnel                    Completed
                                       to the Company's Year 2000 Task
                                       Force ("the Task Force") to
                                       coordinate compliance efforts

2.     Introduce Year 2000 Awareness   Communicate the Year 2000 issue                    Completed
                                       to the Company.  Ensure current
                                       and future acquisition,
                                       development and operation
                                       processes address Year 2000
                                       compliance

3.     Inventory System                INITIAL REVIEW: Identify the                Initial Review: Completed
       3.1      Initial Review         Company's information computer
       3.2      Follow-up Review       systems ("IT Systems") and
                                       non-information embedded
                                       systems ("Non-IT Systems") and
                                       provide findings to Y2K
                                       Consultant
                                       FOLLOW-UP REVIEW:  Utilize Y2K           Follow-up Review: March 31, 1999
                                       Consultant analysis of the
                                       Initial Review to detect
                                       previously unknown Non-IT
                                       systems

4.     Contact Vendors                 Contact vendors of all IT and                 IT Systems: Completed
                                       Non-IT Systems to request                 Non-IT Systems: April 15, 1999
                                       assurance regarding the
                                       compliance of those systems

                                           (continued on next page)


5.     Prioritize and Budget           Prioritize non-compliant IT and                      April 30, 1999
                                       Non-IT Systems and prepare
                                       initial budget for cost of
                                       becoming compliant

6.     Identify Solutions              Identify the course of action                        April 30, 1999
                                       necessary to become Year 2000
                                       compliant, and engage third
                                       party service providers where
                                       needed

7.     Contingency Plan                Develop contingency plans to                    General Comm: May 15, 1999
       7.1      General Community      minimize disruptions and data                 Site Specific: October 31, 1999
       7.2      Site Specific          processing errors in the event
                                       impacted IT and Non-IT Systems are not
                                       Year 2000 compliant on January 1, 2000.
                                       General Community contingency plans will
                                       be developed for each community type.
                                       Where necessary (as determined by system
                                       inventory) Site Specific contingency
                                       plans will be developed

8.     Replace/Upgrade and Test        Replace or upgrade certain                    Replace/Upgrade: July 31, 1999
       Solutions                       non-compliant IT and Non-IT                       Test: October 31, 1999
                                       Systems and test functionality
                                       of critical systems

9.     Communicate to Residents        Communicate to residents steps                       October 31, 1999
                                       the Company has taken towards
                                       becoming Year 2000 compliant
                                       and remaining IT and Non-IT
                                       Systems that may still be
                                       impacted

The Year 2000 Task Force has completed the Inventory System Phase for computerized IT Systems. The assessment determined that it will be necessary to modify, update or replace limited portions of the Company's computer hardware and software applications.

The Company anticipates that replacing and upgrading certain existing IT Systems (both hardware and software) in the normal course of business will result in Year 2000 compliance by the end of the second quarter of 1999. The vendor that provides the Company's existing accounting software has a compliant version of its product, but growth in the Company's operations requires a general ledger system with scope and functionality that is not present in either the system currently in use or the Year 2000 compliant version of that system. Accordingly, the Company is replacing the current general ledger system with an enhanced system that, in addition to increased functionality, is Year 2000 compliant. The new general ledger system has been selected and is expected to be implemented by the third quarter of 1999. The Company is not treating the cost of this new system as a Year 2000 expense because the implementation date has not been accelerated due to Year 2000 compliance concerns. The cost of the new general ledger system, after considering anticipated efficiencies provided by the new system, is not currently expected to have a material effect (either beneficial or adverse) on the Company's financial condition or results of operations.

The Task Force has also completed the Initial Review of the Inventory System Phase of the Company's Non-IT Systems (e.g., security, heating and cooling, fire and elevator systems) at each community that may not be Year 2000 compliant and has identified areas of risks for non-compliance by community type. The high-rises, mid-rises and newer garden communities represent the greatest risk of non-compliant systems as they have the most systems per community. In conjunction with the Y2K Consultants, the Task Force is currently conducting an assessment of these systems at all communities to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The Task Force is currently conducting the Follow-up Review of the Inventory System Phase to ensure any previously undetected Non-IT Systems are addressed for Year 2000 compliance. This review is expected to be completed by March 31, 1999.

The Y2K Consultants are currently in the process of verifying inventory and obtaining risk assurance regarding Year 2000 compliance of detected Non-IT Systems, and this process is expected to be completed by April 15, 1999. The Task Force and Y2K Consultants will prioritize the non-compliant systems, if any, and proceed according to the phases described above. No assurance, however, can be given that completion of the above phases will identify all non-compliant systems.

Upon completion of each of the above described upgrades and replacements of the Company's IT and Non-IT Systems, the Company will commence testing to ensure Year 2000 compliance. Testing will be performed on systems:

         -  which are critical to business operations or life safety;

         - which entail a material financial impact in the event of non-compliance;

         -  with a high likelihood of failure;

         - for which the Task Force is unable to obtain reliable third party assurance that the detected system is Year 2000 compliant; and

         -  which are not deemed to have acceptable contingency options.

The Company currently expects its testing to be completed during the fourth quarter of 1999. While the Company anticipates such tests will be successful in all material respects, the Task Force intends to closely monitor the Company's Year 2000 compliance progress and will develop contingency plans in the event Non-IT Systems are not compliant. The Task Force will create functional contingency plans by community type that will encompass substantially all of the Company's existing portfolio, discussed above as General Community contingency plans. For certain communities, primarily communities with high-rise buildings, specific contingency plans will be required, discussed above as Site Specific contingency plans. The Task Force will continue to review both compliance and contingency plans, throughout all of the above phases, in an effort to detect if any systems will not be compliant on time.

Management currently anticipates that the costs of becoming Year 2000 compliant for all impacted Non-IT Systems will be approximately $750,000, based on the current progress towards the completion of the Prioritize and Budget Phase. Based on available information, the Company believes that the ultimate cost of achieving Year 2000 compliance will not have a material adverse effect on its business, financial condition or results of operations. However, no assurance can be given that the Company will be Year 2000 compliant by December 31, 1999 or that the Company will not incur significant costs pursuing Year 2000 compliance.

The third parties with which the Company has material relationships include the Company's utility providers and the vendor that will provide the Company's new accounting software system. The Company, together with the Y2K Consultants, is communicating with these and other third party vendors to determine the efforts being made on their part for compliance and to request representation that their systems will be Year 2000 compliant. No assurance can be given that such representations will be received by the Company or that they will prove to be accurate. As described above, the Company expects that its accounting software will be Year 2000 compliant.

The Company is not aware of third parties, other than its residents and owners of communities for which the Company provides community management services, to which it could have potential material liabilities should its IT or Non-IT Systems be non-compliant on January 1, 2000. The inability of the Company to achieve Year 2000 compliance on its Non-IT Systems by January 1, 2000 may cause disruption in services that could potentially lead to declining occupancy rates, rental concessions, or higher operating expenses, and other material adverse effects, which are not quantifiable at this time. These disruptions may include, but are not limited to, disabled fire control systems, lighting controls, utilities, telephone and elevator operations.

Currently, the Company has not delayed any information technology or non-information technology projects due to the Year 2000 compliance efforts. However, the Company can neither provide assurance that future delays in such projects will not occur as a result of Year 2000 compliance efforts, nor anticipate the effects of such delays on the Company's operations.

Funds from Operations

Management generally considers Funds from Operations to be an appropriate measure of the operating performance of the Company because it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements included elsewhere in this report. FFO is determined in accordance with a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R), and is defined as net income (loss) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Further, FFO as calculated by other REITs may not be comparable to the Company's calculation of FFO.

For the year ended December 31, 1998, FFO increased to $144,152,000 from $62,417,000 for the year ended December 31, 1997. This increase is primarily due to the acquisition of additional communities in connection with the Merger and secondarily to delivery of new development and redevelopment communities. Growth in earnings from West Coast Established Communities as well as acquisition activity in 1998 and 1997 also contributed to the increase.

FFO for the three and twelve months ended December 31, 1998 and 1997 are summarized on the following page (dollars in thousands):

ANALYSIS OF 1998 AND 1997 FUNDS FROM OPERATIONS

                                                          Three months ended                      Years ended
                                                    -------------------------------       -------------------------------
                                                      12-31-98            12-31-97          12-31-98           12-31-97
                                                    ------------        -----------       ------------        -----------

   Net income available to common stockholders      $     22,091        $     9,396       $     68,560        $    31,461
   Convertible preferred dividend requirement                 --              1,174              1,174              4,640
   Depreciation (real estate related)                     29,708              7,669             76,412             25,962
   Joint venture adjustments                                 183                 --                428                 --
   Amortization of non-recurring costs (1)                    90                 90                360                354
   Minority interest                                         468                 --              1,188                 --
   Gain on sale of communities                            (3,930)                --             (3,970)                --

                                                    ------------        -----------       ------------        -----------
   Funds from Operations available
    to common stockholders                          $     48,610        $    18,329       $    144,152        $    62,417
                                                    ============        ===========       ============        ===========


   Common shares outstanding                          63,887,126         26,077,518         63,887,126         26,077,518
   OP Units outstanding                                  894,144            295,121            894,144            295,121
                                                    ------------        -----------       ------------        -----------

                                                      64,781,270         26,372,639         64,781,270         26,372,639
                                                    ============        ===========       ============        ===========

   Average shares outstanding - basic                 64,486,472         25,258,094         49,488,868         22,472,394

   Shares issued from assumed conversion of:
   Preferred stock                                            --          2,713,822                 --          2,713,822
   Common stock options                                  321,668            324,137            418,813                 --
   Unvested restricted stock grants                      239,228                 --            239,228            322,093
                                                    ------------        -----------       ------------        -----------

   Average shares outstanding - diluted               65,047,368         28,296,053         50,146,909         25,508,309
                                                    ============        ===========       ============        ===========



(1) Represents the amortization of pre-1986 bond issuance costs carried forward to the Company and costs associated with the reissuance of tax-exempt bonds incurred prior to the initial public offering of Bay in March 1994 (the "Initial Offering") in order to preserve the tax-exempt status of the bonds at the Initial Offering.


Management Information Systems

The Company believes that a state-of-the-art management information systems infrastructure will be a key element in managing the Company's future growth. The Company employs a proprietary company-wide intranet using a digital network with high-speed digital lines. This network connects all communities and offices back to central servers in Alexandria, Virginia, providing access to Company associates throughout the country from all locations. This infrastructure also allows the Company to employ new "network computers" that are less expensive to purchase and support, which reduces the Company's "total cost of ownership" for each work station. The Company believes that timely and accurate collection of financial and resident profile data will enable the Company to maximize revenue through careful leasing decisions and financial management. During 1998, the Company began the development of a new property management system to enable the capture and analysis of data to an extent that would not be available using existing commercial software. The Company intends to develop this system through a joint venture with one or more public multifamily real estate companies. The Company currently expects that the total development costs over a three-year period will be approximately $7.0 million, and such development costs will be shared on a pro rata basis by those companies that participate in the joint venture. Once developed the Company intends to use the system in place of current property management information systems for which the Company pays license fees to third parties.

ITEM 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by Management as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results of operations. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy. The specific market risks and the potential impact on the Company's operating results are described below.

The Company's operating results are affected by changes in interest rates as a result of borrowing under the Company's Unsecured Facility as well as issuing bonds with variable interest rates. If interest rates under the Unsecured Facility and other variable rate indebtedness had been one percent higher throughout 1998, the Company's annual interest costs would have increased by approximately $2,500,000, based on balances outstanding during the year ending December 31, 1998. Changes in interest rates also impact the fair value of the Company's fixed rate debt. If the market interest rate applicable to fixed rate indebtedness with maturities similar to the Company's fixed rate indebtedness had been one percent higher, the fair value of the Company's fixed debt on December 31, 1998 would have decreased by approximately $67,000,000, based on balances outstanding at December 31, 1998.

The Company currently uses interest rate swap agreements to reduce the impact of interest rate fluctuations on variable rate indebtedness. Under swap agreements,
(i) the Company agrees to pay to a counterparty the interest that would have been incurred on a fixed principal amount at a fixed interest rate (generally, the interest rate on a particular treasury bond on the date the agreement is entered into, plus a fixed increment thereto), and (ii) the counterparty agrees to pay to the Company the interest that would have been incurred on the same principal amount at an assumed floating interest rate tied to a particular market index. As of December 31, 1998, the effect of swap agreements is to fix the interest rate on approximately $200 million of the Company's variable rate tax-exempt debt. The swap agreements were not electively entered into by the Company but, rather, were a requirement of either the bond issuer or the credit enhancement provider related to certain of the Company's tax-exempt bond financings. In addition, because the counterparties providing the swap agreements are major financial institutions with AAA credit ratings by the Standard & Poor's Ratings Group and the interest rates fixed by the swap agreements are significantly higher than current market rates for such agreements, the Company does not believe there is exposure at this time to a default by a counterparty.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On November 11, 1998, PricewaterhouseCoopers LLP was dismissed and Arthur Andersen LLP was engaged as the principal independent public accountant for the Company. The decision to change accountants was unanimously approved by the Company's Board of Directors.

      The reports of PricewaterhouseCoopers LLP on the financial statements of the Company for the years ended December 31, 1996 and 1997 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's fiscal years ended December 31, 1996 and 1997, and the subsequent interim period through November 11, 1998, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their reports on the financial statements for such years.

      During the Company's fiscal years ended December 31, 1996 and 1997, and the subsequent interim period through November 11, 1998, Arthur Andersen LLP was not engaged as an independent accountant to audit either the Company's financial statements or the financial statements of any of its subsidiaries, nor was it consulted regarding the application of the Company's accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information pertaining to directors and executive officers of the registrant is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 5, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     Information pertaining to executive compensation is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 5, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of Management and certain beneficial owners of the registrant's Common Stock is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 5, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information pertaining to certain relationships and related transactions is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 5, 1999.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

14(a)(1) FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements and Financial Statement Schedule:

Report of Independent Accountants                                         F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997              F-3

Consolidated Statements of Operations for
      the years ended December 31, 1998, 1997 and 1996                    F-4

Consolidated Statements of Stockholders' Equity for
      the years ended December 31, 1998, 1997 and 1996                    F-5

Consolidated Statements of Cash Flows for
      the years ended December 31, 1998, 1997 and 1996                    F-6

Notes to Consolidated Financial Statements                                F-8

14(a)(2) FINANCIAL STATEMENT SCHEDULE

Schedule III - Real Estate and Accumulated Depreciation                  F-28

14(a)(3) EXHIBITS

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

14(b)    REPORTS ON FORM 8-K

On October 6, 1998, the Company filed a Current Report on Form 8-K relating to (i) a Special Meeting of Stockholders, held on October 2, 1998, at which the holders of record of the Company's Common Stock as of the close of business on August 26, 1998 were asked to vote on certain amendments; and
(ii) an agreement to acquire Hanover Hall and Summer Terrace (a combined community known as Hanover Hall). This Form 8-K contained financial statements under Rule 3-14 of Regulation S-X and pro forma financial statements.

On October 21, 1998, the Company filed a Current Report on Form 8-K relating to the completion of the sale of 4,000,000 shares of 8.7% Series H Cumulative Redeemable Preferred Stock.

On November 18, 1998, the Company filed a Current Report on From 8-K relating to a change in the Company's certifying accountant.

On December 21, 1998, the Company filed a Current Report on Form 8-K relating to the offering and sale of $400,000,000 aggregate principal amount of the Company's medium-term-notes due nine months from the date of issue.

            INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION

    2.1     -- Merger Agreement, dated as of March 9, 1998, by and between
               Avalon Properties, Inc. (hereinafter referred to as "Avalon") and Bay Apartment Communities, Inc. (hereinafter referred to as "Bay").  (Incorporated by reference from Bay's Current
               Report on Form 8-K filed on March 11, 1998.)
 3(i).1     -- Articles of Amendment and Restatement of Articles of
               Incorporation of AvalonBay Communities, Inc. (the "Company"), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)
 3(i).2     -- Articles of Amendment, dated as of October 2, 1998.
               (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)
 3(i).3     -- Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)
3(ii).1     -- Bylaws of the Company, as amended and restated, dated as of July
               24, 1998. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 14, 1998.)
3(ii).2     -- Amendment to Bylaws of the Company dated February 10, 1999.
    4.1     -- Indenture of Avalon dated as of September 18, 1995.
               (Incorporated by reference to Form 8-K of Avalon dated September 18, 1995.)
    4.2     -- First Supplemental Indenture of Avalon dated as of September
               18, 1995. (Incorporated by reference to Avalon's Current Report on Form 8-K dated September 18, 1995.)
    4.3     -- Second Supplemental Indenture of Avalon dated as of December 16,
               1997. (Incorporated by reference to Avalon's Current Report on Form 8-K filed January 26, 1998.)
    4.4     -- Third Supplemental Indenture of Avalon dated as of January 22,
               1998. (Incorporated by reference to Avalon's Current Report on Form 8-K filed on January 26, 1998.)
    4.5     -- Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998.)
    4.6     -- First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21, 1998.)
    4.7     -- Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)
    4.8     -- Third Supplemental Indenture, dated as of December 21, 1998 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note (Incorporated by reference to
               Exhibit 4.4 to Form 8-K filed on December 21, 1998.)
    4.9     -- The Company's 7.375% Senior Note due 2002.  (Incorporated by
               reference to Avalon's Current Report on Form 8-K filed on September 18, 1995.)
    4.10    -- The Company's 6.250% Senior Note due 2003.  (Incorporated by
               reference to Exhibit 4.3 to Form 8-K of the Company filed January 21, 1998.)
    4.11    -- The Company's 6.500% Senior Note due 2005.  (Incorporated by
               reference to Exhibit 4.4 to Form 8-K filed January 21, 1998.)
    4.12    -- The Company's 6.625% Senior Note due 2008.  (Incorporated by
               reference to Exhibit 4.5 to Form 8-K filed January 21, 1998.)
    4.13    -- The Company's 6.50% Senior Note due 2003.  (Incorporated by
               reference to Exhibit 4.3 to Form 8-K of the Company filed July 9, 1998.)
    4.14    -- The Company's 6.625% Senior Note due 2005.  (Incorporated by
               reference to Avalon's Current Report on Form 8-K dated
               September 18, 1995.)
    4.15    -- The Company's 6.80% Senior Note due 2006.  (Incorporated by
               reference to Exhibit 4.4 to Form 8-K of the Company filed July 9, 1998.)
    4.16    -- The Company's 6.875% Senior Note due 2007.  (Incorporated by
               reference to Exhibit 4.1 to Avalon's Current Report on Form 8-K filed December 22, 1997.)
    4.17    -- Dividend Reinvestment and Stock Purchase Plan of the Company
               filed October 8, 1998. (Incorporated by reference to Form S-3 of the Company, File No. 333-16647.)
    4.18    -- Shareholder Rights Agreement, dated March 9, 1998, between the
               Company and First Union National Bank (a successor to American Stock Transfer and Trust Company) as Rights Agent (including the form of Rights Certificate as Exhibit B). (Incorporated by reference to Exhibit 4.1 to Form 8-A of the Company filed March 11, 1998.)

10.1 +      -- Employment agreement, dated as of March 9, 1998, between the
               Company and Richard L. Michaux.  (Incorporated by reference to
               Exhibit 10.1 to Form 10-Q of the Company filed August 14,
               1998.)
10.2 +      -- Employment agreement, dated as of March 9, 1998, between the
               Company and Charles H. Berman.  (Incorporated by reference to
               Exhibit 10.2 to Form 10-Q of the Company filed August 14,
               1998.)
10.3 +      -- Employment agreement, dated as of March 9, 1998, between the
               Company and Robert H. Slater.  (Incorporated by reference to
               Exhibit 10.3 to Form 10-Q of the Company filed August 14,
               1998.)
10.4 +      -- Employment agreement, dated as of March 9, 1998, between the
               Company and Thomas J. Sargeant.  (Incorporated by reference to
               Exhibit 10.4 to Form 10-Q of the Company filed August 14,
               1998.)
10.5 +      -- Employment agreement, dated as of March 9, 1998, between the
               Company and Bryce Blair.  (Incorporated by reference to
               Exhibit 10.5 to Form 10-Q of the Company filed August 14,
               1998.)
10.6 +      -- Employment agreement, dated as of March 9, 1998, between the
               Company and Gilbert M. Meyer.  (Incorporated by reference to
               Exhibit 10.1 to Form 10-Q of the Company filed May 15, 1998.)
10.7 +      -- Employment agreement, dated as of March 9, 1998, between the
               Company and Jeffrey B. Van Horn.  (Incorporated by reference to
               Exhibit 10.2 to Form 10-Q of the Company filed May 15, 1998.)
10.8 +      -- Employment agreement, dated as of March 9, 1998, between the
               Company and Max L. Gardner.  (Incorporated by reference to
               Exhibit 10.3 to Form 10-Q of the Company filed May 15, 1998.)
10.9 +      -- Employment agreement, dated as of March 9, 1998, between the
               Company and Morton L. Newman.  (Incorporated by reference to
               Exhibit 10.4 to Form 10-Q of the Company filed May 15, 1998.)
10.10+      -- Employment agreement, dated as of March 9, 1998, between the
               Company and Debra L. Shotwell.  (Incorporated by reference to
               Exhibit 10.5 to Form 10-Q of the Company filed May 15, 1998.)
10.11       -- Promissory Note, dated July 26, 1996, between the Company and
               Jeffrey B. Van Horn. (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Company filed January 21, 1997.)
10.12+      -- Avalon Properties, Inc. 1993 Stock Option and Incentive Plan.
               (Incorporated by reference to Exhibit 10.1 to Avalon's Annual Report to Form 10-K for the year ended December 31, 1993.)
10.13+      -- Avalon Properties, Inc. 1995 Equity Incentive Plan (Incorporated
               by reference to Avalon's Proxy Statement for the Annual Meeting of Stockholders held on May 9, 1995.)
10.14+      -- AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as
               amended and restated on April 13, 1998 and subsequently amended on July 24, 1998. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed November 16, 1998.)
10.15+      -- 1996 Non-Qualified Employee Stock Purchase Plan, dated
               June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Form S-8 of the Company filed June 26, 1997, File No. 333-16837.)
10.16+      -- 1996 Non-Qualified Employee Stock Purchase Plan - Plan
               Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Form S-8 of the company, File No. 333-16837.)
10.17       -- Interest Rate Swap Agreement. (Incorporated by reference to
               Exhibit 10.1 to Form 10-Q of the Company dated May 13, 1994.)
10.18       -- Registration Rights Agreement between the Company and certain stockholders. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company dated May 13, 1994.)
10.19       -- Registration Rights Agreement, dated as of September 15, 1995 by and between the Company and Purchaser. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company, dated September 25, 1995.)
10.20       -- Office lease dated January 4, 1995. (Incorporated by reference to Exhibit 10.21 to Form 10-Q of the Company dated May 10,
               1995.)

10.21       -- Form of Agreement of Limited Partnership of Bay Countrybrook,
               L.P., by and among Bay GP, Inc., the Company and certain other defined Persons. (Incorporated by reference to Exhibit 10.5 to Form 8-K/A of Bay Apartment Communities, Inc. filed July 5, 1996.)
10.22       -- Agreement dated as of May 16, 1997, between the Company J.E.
               Butler & Associates, Inc.and AP Companies, Ltd. relating to the formation of Bay Rincon, L.P. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of Bay Apartment Communities, Inc. filed August 14, 1997.)
10.23       -- Severance Agreement and Mutual General Release, dated July 31,
               1997, between the Company and Geoffrey L. Baker. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of Bay Apartment Communities, Inc. filed November 13, 1997.)
10.24       -- Agreement of Limited Partnership of Bay Pacific Northwest,
               L.P. dated as of September 12, 1997, between the Company and certain other defined Persons. (Incorporated by reference to Exhibit 10.1 to Form 8-K of Bay Apartment Communities, Inc.
               filed October 28, 1997.)
10.25       -- Registration Rights Agreement, dated as of September 23, 1997, between the Company and certain defined Holders of units of limited partnership interests in Bay Pacific Northwest, L.P. (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Company filed October 28, 1997.)
10.26       -- Second Amended and Restated Revolving Loan Agreement dated
               November 21, 1997, between the Company, Union Bank of Switzerland, as Co-Agent and Bank, Union Bank of California, N.A., as Co-Agent and Bank, Union Bank of Switzerland, as Administrative Agent and the other Banks signatory thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company dated December 16, 1997.)
10.27       -- Revolving Loan Agreement, dated as of June 23, 1998, between the Company and Fleet National Bank, Morgan Guaranty Trust Company of New York and Union Bank of Switzerland, each as co-agents. (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company filed August 14, 1998.)
10.28       -- Contribution and Exchange Agreement dated November 7, 1997.
               (Incorporated by reference to Avalon Properties, Inc.'s
               Current Report on Form 8-K filed November 24, 1997.)
10.29       -- Umbrella Agreement, among the Company, certain subsidiaries of the Company, Citibank, N.A., as collateral agent, and Financial Guaranty Insurance Company. (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company dated
               May 13, 1994.)
10.30       -- Cash Collateral Account, Security, Pledge and Assignment
               Agreement among the Company, certain subsidiaries of the Company, Citibank, N.A., as collateral agent, and Financial Guaranty Insurance Company. (Incorporated by reference to
               Exhibit 10.8 to Form 10-Q of the Company dated May 13, 1994.)
10.31       -- Reimbursement Agreements among certain subsidiaries of the
               Company, Citibank, N.A., as collateral agent, and Financial Guaranty Insurance Company. (Incorporated by reference to Exhibit
               10.9 to Form 10-Q of the Company dated May 13, 1994.)
10.32       -- Guaranty Agreements by Bay Asset Group, Inc., a subsidiary of the Company, in favor of Citibank, N.A., as collateral agent for Financial Guaranty Insurance Company. (Incorporated by reference to Exhibit 10.10 to Form 10-Q of the Company dated May 13, 1994.)
10.33       -- Limited Guaranty Agreements by certain subsidiaries of the
               Company in favor of Citibank, N.A., as collateral agent, and Financial Guaranty Insurance Company. (Incorporated by reference to Exhibit 10.11 to Form 10-Q of the Company dated
               May 13, 1994.)
10.34       -- Pledge Agreement between Bay Asset Group, Inc., a subsidiary of the Company and Citibank, N.A., as collateral agent for Financial Guaranty Insurance Company. (Incorporated by reference to Exhibit 10.12 to Form 10-Q of the Company dated May 13, 1994.)
10.35       -- Master Reimbursement Agreement between Avalon and certain
               Management stockholders. (Incorporated by reference to Avalon's Annual Report on Form 10-K for the year ended
               December 31, 1993.)
10.36       -- Master Reimbursement Agreement.  (Incorporated by reference to
               Exhibit 10.23 to Form 10-Q of the Company dated August 11,
               1995.)
10.37       -- ISDA Master Agreement (Interest rate swap agreement).
               (Incorporated by reference to Exhibit 10.24 to Form 10-Q of the Company dated August 11, 1995.)
10.38       -- Cash Collateral Pledge, Security and Custody Agreement.
               (Incorporated by reference to Exhibit 10.25 to Form 10-Q of the Company dated August 11, 1995.)
10.39       -- Indemnification Agreements between the Company and the
               Directors of the Company.
10.40       -- Distribution Agreement dated December 21, 1998 among the Company and the Agents, including Administrative Procedures, relating to the medium-term notes. (Incorporated by reference to Exhibit
               1.1 to Form 8-K of the Company filed on December 21, 1998.)

 12.1       -- Statements re:  Computation of Ratios.
 16.1       -- Letter re:  Change in certifying accountant (Incorporated by reference to Exhibit 16.2 to Form 8-K filed November 18, 1998.)
 21.1       -- Schedule of Subsidiaries of the Company
 23.1       -- Consent of Arthur Andersen LLP
 23.2       -- Consent of Coopers & Lybrand, L.L.P.
 27.1       -- Financial Data Schedule

--------------
    + Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AVALONBAY COMMUNITIES, INC.

Date:  March 18, 1999                      By:  /S/ GILBERT M. MEYER
                                              ------------------------------------
                                                Gilbert M. Meyer, Executive Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 18, 1999                      By:  /s/ GILBERT M. MEYER
                                              ------------------------------------
                                                Gilbert M. Meyer, Executive Chairman of the Board,
                                                Director (Principal Executive Officer)

Date:  March 18, 1999                      By:  /s/ RICHARD L. MICHAUX
                                              ------------------------------------
                                                Richard L. Michaux, Chief Executive Officer and President,
                                                Director (Principal Executive Officer)

Date:  March 18, 1999                      By:  /s/ THOMAS J. SARGEANT
                                              ------------------------------------
                                                Thomas J. Sargeant, Chief Financial Officer
                                                (Principal Financial and Accounting Officer)

Date:  March 18, 1999                      By:  /s/ BRUCE A. CHOATE
                                              ------------------------------------
                                                Bruce A. Choate, Director

Date:  March 18, 1999                      By:  /s/ MICHAEL A. FUTTERMAN
                                              ------------------------------------
                                                Michael A. Futterman, Director

Date:  March 18, 1999                      By:  /s/ JOHN J. HEALY, JR.
                                              ------------------------------------
                                                John J. Healy, Jr., Director

Date:  March 18, 1999                      By:  /s/ CHRISTOPHER B. LEINBERGER
                                              ------------------------------------
                                                Christopher B. Leinberger, Director

Date:  March 18, 1999                      By:  /s/ RICHARD W. MILLER
                                              ------------------------------------
                                                Richard W. Miller, Director

Date:  March 18, 1999                      By:  /s/ BRENDA J. MIXSON
                                              ------------------------------------
                                                Brenda J. Mixson, Director

Date:  March 18, 1999                      By:  /s/ THOMAS H. NIELSEN
                                              ------------------------------------
                                                Thomas H. Nielsen, Director

Date:  March 18, 1999                      By:  /s/ LANCE R. PRIMIS
                                              ------------------------------------
                                                Lance R. Primis, Director

Date:  March 18, 1999                      By:  /s/ ALLAN D. SCHUSTER
                                              ------------------------------------
                                                Allan D. Schuster, Director

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of AvalonBay Communities, Inc:

We have audited the accompanying consolidated balance sheet of AvalonBay Communities, Inc. (a Maryland corporation, the "Company") and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AvalonBay Communities, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation is presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Washington, D.C.
January 18, 1999

                                                        /s/ ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of AvalonBay Communities, Inc.

We have audited the accompanying consolidated balance sheet of AvalonBay Communities, Inc. (formerly Bay Apartment Communities, Inc.) and its subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the management of AvalonBay Communities, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. as of December 31, 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.




San Francisco, California
January 30, 1998
                                                  /s/ COOPERS & LYBRAND L.L.P.

                           AVALONBAY COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

ASSETS                                                                                       12-31-98           12-31-97
                                                                                           -----------        -----------
Real estate
   Land                                                                                    $   705,989        $   299,885
   Buildings and improvements                                                                2,585,247            839,638
   Furniture, fixtures and equipment                                                           103,396             63,631
                                                                                           -----------        -----------
                                                                                             3,394,632          1,203,154
   Less accumulated depreciation                                                              (143,135)           (79,031)
                                                                                           -----------        -----------
   Net operating real estate                                                                 3,251,497          1,124,123
   Construction in progress (including land)                                                   407,870            170,361
   Communities held for sale                                                                   231,492                 --
                                                                                           -----------        -----------
            Total real estate, net                                                           3,890,859          1,294,484

Cash and cash equivalents                                                                        8,890              3,188
Cash in escrow                                                                                   7,496              1,597
Resident security deposits                                                                      10,383                 --
Investments in unconsolidated joint ventures                                                    17,211                 --
Deferred financing costs, net                                                                   12,376              8,174
Deferred development costs                                                                      11,768              4,155
Participating mortgage notes, prepaid expenses and other assets                                 71,221              6,052
                                                                                           -----------        -----------
            TOTAL ASSETS                                                                   $ 4,030,204        $ 1,317,650
                                                                                           ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Variable rate unsecured credit facility                                                    $   329,000        $   224,200
Unsecured senior notes                                                                         710,000                 --
Notes payable                                                                                  445,371            263,284
Dividends payable                                                                               43,323             12,591
Payables for construction                                                                       48,933              3,853
Accrued expenses and other liabilities                                                          43,074              5,598
Accrued interest payable                                                                        19,415                 84
Resident security deposits                                                                      19,422              6,212
                                                                                           -----------        -----------
            TOTAL LIABILITIES                                                                1,658,538            515,822
                                                                                           -----------        -----------
Minority interest in consolidated partnerships                                                  32,213              9,133
Commitments and contingencies
Stockholders' equity
   Preferred Stock, $.01 par value; 50,000,000 and 25,000,000 shares authorized at December 31, 1998 and 1997, respectively; 0 and 2,308,800 shares of
          Series A outstanding at December 31, 1998 and 1997, respectively; 0 and 405,022 shares of Series B outstanding at December 31, 1998 and
          1997 respectively; 2,300,000 shares of Series C outstanding at both
          December 31, 1998 and 1997; 3,267,700 shares of Series D outstanding at both December 31, 1998 and 1997; 4,455,000 and 0 shares of Series F outstanding at December 31, 1998 and 1997, respectively; 4,300,000 and
          0 shares of Series G outstanding at December 31, 1998 and 1997, respectively; and 4,000,000 and 0 shares of Series H outstanding at
          December 31, 1998 and 1997, respectively                                                 183                 83
   Common Stock, $.01 par value; 140,000,000 and 40,000,000 shares authorized at
          December 31, 1998 and 1997, respectively; 63,887,126 and 26,077,518 shares
          outstanding at December 31, 1998 and 1997, respectively                                  639                261
   Additional paid-in capital                                                                2,423,326            823,520
   Deferred compensation                                                                        (4,356)                --
   Dividends in excess of accumulated earnings                                                 (80,339)           (31,169)
                                                                                           -----------        -----------
            TOTAL STOCKHOLDERS' EQUITY                                                       2,339,453            792,695
                                                                                           -----------        -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 4,030,204        $ 1,317,650
                                                                                           ===========        ===========

          See accompanying notes to consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                                       Year ended
                                                                       -------------------------------------------
                                                                        12-31-98         12-31-97         12-31-96
                                                                       ---------        ---------        ---------
Revenue:
   Rental income                                                       $ 352,017        $ 126,375        $  82,833
   Management fees                                                           793               --               --
   Other income                                                               74               31                5
                                                                       ---------        ---------        ---------
            Total revenue                                                352,884          126,406           82,838
                                                                       ---------        ---------        ---------

Expenses:
   Operating expenses                                                     95,980           32,434           21,391
   Property taxes                                                         29,778            9,539            6,381
   Interest expense                                                       54,003           14,113           14,276
   Depreciation and amortization                                          78,359           27,009           18,689
   General and administrative                                              7,674            4,106            1,823
                                                                       =========        =========        =========
            Total expenses                                               265,794           87,201           62,560
                                                                       ---------        ---------        ---------

Equity in income of unconsolidated joint ventures                          1,525               --               --
Interest income                                                            3,191              206              178
Minority interest in consolidated partnerships                            (1,342)            (470)            (319)
                                                                       ---------        ---------        ---------

Income before gain on sale of communities and extraordinary item          90,464           38,941           20,137
Gain on sale of communities                                                3,970               --               --
                                                                       ---------        ---------        ---------

Income before extraordinary item                                          94,434           38,941           20,137
Extraordinary item                                                            --               --             (511)
                                                                       ---------        ---------        ---------

Net income                                                                94,434           38,941           19,626
Dividends attributable to preferred stock                                (25,874)          (7,480)          (4,264)
                                                                       ---------        ---------        ---------

Net income available to common stockholders                            $  68,560        $  31,461        $  15,362
                                                                       =========        =========        =========

Per common share:
    Income before extraordinary item - basic                           $    1.39        $    1.40        $    1.06
                                                                       =========        =========        =========

    Income before extraordinary item - diluted                         $    1.37        $    1.40        $    1.06
                                                                       =========        =========        =========

    Extraordinary item - basic and diluted                             $      --        $      --        $   (0.03)
                                                                       =========        =========        =========

    Net income - basic                                                 $    1.39        $    1.40        $    1.03
                                                                       =========        =========        =========

    Net income - diluted                                               $    1.37        $    1.40        $    1.03
                                                                       =========        =========        =========

          See accompanying notes to consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except share data)



                                                   Shares issued                      Amount
                                          ----------------------------     ----------------------------      Additional
                                           Preferred         Common         Preferred         Common           paid-in
                                             Stock            Stock           Stock            Stock           capital
                                          -----------      -----------     -----------      -----------     -----------
Balance at 12-31-95                         2,308,800       11,544,287     $        23      $       115     $   251,163

  Net income                                       --               --              --               --              --
  Dividends declared to common
    and preferred stockholders                     --               --              --               --              --
  Issuance of Common Stock,
    net of offering costs                          --        7,463,701              --               75         174,470
  Issuance of Preferred Stock, net
    of offering costs                         405,022               --               4               --           9,795
  Minority interest                                --               --              --               --             295
                                          ===========      ===========     ===========      ===========     ===========

Balance at 12-31-96                         2,713,822       19,007,988              27              190         435,723

  Net income                                       --               --              --               --              --
  Dividends declared to common
    and preferred stockholders                     --               --              --               --              --
  Issuance of Common Stock,
    net of offering costs                          --        7,069,530              --               71         253,345
  Issuance of Preferred Stock, net
    of offering costs                       5,567,700               --              56               --         134,452
                                          ===========      ===========     ===========      ===========     ===========

Balance at 12-31-97                         8,281,522       26,077,518              83              261         823,520

Net income                                         --               --              --               --              --
Dividends declared to common
  and preferred stockholders                       --               --              --               --              --
 Issuance of Common Stock,
    net of offering costs                          --        1,945,801              --               19          64,517
Issances of Preferred Stock, net of
  offering costs                            4,000,000               --              40               --          96,195
Issuance of Stock in connection with
    the Merger of Avalon Properties,
    Inc. with and into the Company          8,755,000       33,149,985              88              331       1,439,094
Conversion of Preferred Stock to
  Common Stock                             (2,713,822)       2,713,822             (28)              28              --
Amortization of deferred compensation              --               --              --               --              --
                                          -----------      -----------     -----------      -----------     -----------

Balance at 12-31-98                        18,322,700       63,887,126     $       183      $       639     $ 2,423,326
                                          ===========      ===========     ===========      ===========     ===========

                                                           Dividends in
                                                            excess of
                                           Deferred         accumulated     Stockholders'
                                          compensation       earnings         equity
                                          ------------     ------------    -------------
Balance at 12-31-95                       $        --      $   (13,718)     $   237,583

  Net income                                       --           19,626           19,626
  Dividends declared to common
    and preferred stockholders                     --          (29,571)         (29,571)
  Issuance of Common Stock,
    net of offering costs                          --               --          174,545
  Issuance of Preferred Stock, net
    of offering costs                              --               --            9,799
  Minority interest                                --               --              295
                                          -----------      -----------      -----------

Balance at 12-31-96                                --          (23,663)         412,277

  Net income                                       --           38,941           38,941
  Dividends declared to common
    and preferred stockholders                     --          (46,447)         (46,447)
  Issuance of Common Stock,
    net of offering costs                          --               --          253,416
  Issuance of Preferred Stock, net
    of offering costs                              --               --          134,508
                                          -----------      -----------      -----------

Balance at 12-31-97                                --          (31,169)         792,695

Net income                                         --           94,434           94,434
Dividends declared to common
  and preferred stockholders                       --         (143,604)        (143,604)
 Issuance of Common Stock,
    net of offering costs                          --               --           64,536
Issances of Preferred Stock, net of
  offering costs                                   --               --           96,235
Issuance of Stock in connection with
    the Merger of Avalon Properties,
    Inc. with and into the Company             (6,221)              --        1,433,292
Conversion of Preferred Stock to
  Common Stock                                     --               --               --
Amortization of deferred compensation           1,865               --            1,865
                                          -----------      -----------      -----------

Balance at 12-31-98                       $    (4,356)     $   (80,339)     $ 2,339,453
                                          ===========      ===========      ===========


          See accompanying notes to consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                            Year ended
                                                                                -----------------------------------
                                                                                 12-31-98     12-31-97     12-31-96
                                                                                ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                               $  94,434    $  38,941    $  19,626
       Adjustments to reconcile net income to cash provided
              by operating activities:
                  Depreciation and amortization                                    78,359       27,009       18,689
                  Amortization of deferred compensation                             1,865           --           --
                  Equity in income of unconsolidated joint ventures                (1,525)          --           --
                  Income allocated to minority interest in consolidated
                           partnerships                                             1,342          470          319
                  Gain on sale of communities                                      (3,970)          --           --
                  Extraordinary item                                                   --           --          511
                  Increase in cash in escrow                                       (1,792)        (637)        (960)
                  Increase in prepaid expenses and other assets                      (438)      (6,677)      (1,579)
                  Increase in accrued expenses, other liabilities and accrued
                          interest payable                                         22,954        3,544        2,618
                                                                                ---------    ---------    ---------
            Net cash provided by operating activities                             191,229       62,650       39,224
                                                                                ---------    ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
       Investments in unconsolidated joint ventures                                  (437)          --           --
       Increase in construction payables                                           30,918        2,200          999
       Distributions from equity investments                                        2,136           --           --
       Acquisition of participating mortgage note                                 (24,000)          --           --
       Proceeds from the sale of communities, net of selling costs                118,025           --           --
       Merger costs and related activities                                        (27,533)          --           --
       Purchase and development of real estate                                   (718,338)    (577,170)    (216,999)
                                                                                ---------    ---------    ---------
            Net cash used in investing activities                                (619,229)    (574,970)    (216,000)
                                                                                ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common and preferred stock, net                                160,771      383,972      184,251
       Dividends paid                                                            (112,872)     (42,795)     (26,052)
       Proceeds from sale of unsecured senior notes                               400,000           --           --
       Payment of deferred financing costs                                         (5,782)          --           --
       Repayments of notes payable                                                 (2,693)      (1,201)        (480)
       Borrowings under unsecured facilities                                      669,676      555,000      174,200
       Repayments of unsecured facilities                                        (673,876)    (379,800)    (155,700)
       Distributions to minority partners                                          (1,522)        (588)        (200)
                                                                                ---------    ---------    ---------
            Net cash provided by financing activities                             433,702      514,588      176,019
                                                                                ---------    ---------    ---------

            Net increase (decrease) in cash                                         5,702        2,268         (757)

Cash and cash equivalents, beginning of year                                        3,188          920        1,677
                                                                                ---------    ---------    ---------
Cash and cash equivalents, end of year                                          $   8,890    $   3,188    $     920
                                                                                =========    =========    =========
Cash paid during year for interest, net of amount capitalized                   $  33,222    $  14,846    $  14,292
                                                                                =========    =========    =========


          See accompanying notes to consolidated financial statements.

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

In connection with the merger of Avalon Properties, Inc. with and into the Company (the "Merger") in June 1998, the Company issued shares of Common and Preferred Stock valued at $1,439,513 in exchange for all of the outstanding capital stock of Avalon Properties, Inc. As a result of the Merger, the Company acquired all of the assets of Avalon Properties, Inc. and also assumed or acquired $643,410 in debt, $6,221 in deferred compensation expense, $67,073 in net other assets, $1,013 in cash and cash equivalents and minority interest of $19,409.

The Company assumed debt in connection with acquisitions totaling $10,400, $39,797 and $27,868 during the years ended December 31, 1998, 1997 and 1996, respectively. The Company issued $3,851, $6,201 and $7,270 in operating partnership units for acquisitions during 1998, 1997 and 1996, respectively. During the years ending December 31, 1998, 1997 and 1996, respectively, 6,818, 162,330 and 3,812 operating partnership units were converted into the Company's Common Stock.

During the year ended December 31, 1998, 2,308,800 shares of Series A Preferred Stock and 405,022 shares of Series B Preferred Stock totaling a par value of $28 were converted into an aggregate of 2,713,822 shares of Common Stock.

Dividends declared but not paid as of December 31, 1998, 1997 and 1996 totaled $43,323, $12,591 and $8,939, respectively.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


1.  Organization and Significant Accounting Policies

Organization and Recent Developments

AvalonBay Communities, Inc. (together with its subsidiaries, except as the context may otherwise require, the "Company") is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company focused on the ownership and operation of institutional-quality apartment communities in high barrier-to-entry markets of the United States. These markets include Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country. The Company is the surviving corporation from the merger (the "Merger") of Avalon Properties, Inc. ("Avalon") with and into the Company (sometimes hereinafter referred to as "Bay" before the Merger) on June 4, 1998. The Merger was accounted for as a purchase of Avalon by Bay. In connection with the Merger, the Company changed its name from Bay Apartment Communities, Inc. to AvalonBay Communities, Inc.

At December 31, 1998, the Company owned or held an ownership interest in 127 apartment communities containing 37,911 apartment homes in sixteen states and the District of Columbia of which 13 communities containing 4,855 apartment homes were under reconstruction. The Company also owned 14 communities with 3,262 apartment homes under construction and rights to develop an additional 27 communities that will contain an estimated 7,239 apartment homes.

During the period January 1, 1996 through December 31, 1997, the Company acquired 28 existing operating communities containing a total of 8,271 apartment homes from unrelated third parties for an aggregate acquisition price of approximately $651,843 (cumulative capitalized cost of $766,980 as of December 31, 1998).

During the period prior to the Merger, January 1, 1998 through June 4, 1998, the Company acquired five communities containing a total of 1,388 apartment homes from unrelated third parties for an aggregate acquisition price of approximately $103,047 (cumulative capitalized cost of $110,228). The Company also acquired one community during this period which was sold prior to December 31, 1998. Subsequent to the Merger, the Company acquired three communities containing a total of 1,433 apartment homes from unrelated third parties for an aggregate acquisition price of approximately $201,800 (cumulative capitalized costs of $202,747 as of December 31, 1998). The Company also acquired a participating mortgage note for $24,000.

During 1998, the Company completed development of four communities, containing 1,770 apartment homes at a total cost of $224,800. Also, eight communities were redeveloped during 1998, at a total cost of $64,300.

Subsequent to the Merger, the Company disposed of nine communities, containing 2,797 apartment homes. The net proceeds from these dispositions will be directed to the development and redevelopment of communities currently under construction or reconstruction. Pending such redeployment, the proceeds from the sale of these communities (approximately $118,000 after repayment of certain secured indebtedness) were primarily used to repay amounts outstanding under the Company's unsecured credit facility.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned partnerships and subsidiaries and the operating partnerships structured as DownREITs. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate

Significant expenditures which improve or extend the life of the asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during development, redevelopment and acquisition. Expenditures for maintenance and repairs are charged to expense as incurred.

The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset is delivered and a final certificate of occupancy is issued. Cost capitalization during redevelopment of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active and substantial redevelopment at a community commences and apartment homes are taken out-of-service for redevelopment and ends when the community's redevelopment is substantially completed, and apartment homes are back in service. The accompanying consolidated financial statements include a provision for deferred development costs related to communities for which the Company's management ("Management") has concluded completion of development is not probable.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.

Lease terms for apartment homes are generally one year or less. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized in operations as they accrue, as such income and costs relate to apartment homes available for lease.

If there is an event or change in circumstance that indicates an impairment in the value of a community has occurred, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If such carrying amounts are in excess of the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in 1998, 1997 or 1996 on any of its real estate.

Investments in Unconsolidated Joint Ventures

Investments in real estate joint ventures are accounted for under the equity method as the Company does not control the significant operating and financial decisions of the joint ventures. The joint venture agreements require that a majority voting interest of the partners approve potential sales, liquidations, significant refinancings, as well as operating budget and capital and financing plans.

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

The following summarizes the tax components to stockholders of the Company's common dividends declared for the years ending December 31, 1998, 1997 and 1996:

                                 % of common dividends
                                     declared for:
                                 ---------------------
                                 1998    1997     1996
                                 ----    ----     ----
Ordinary income                   77%    100%      81%
20% rate gain                      9%     --       --
Unrecaptured Section 1250 gain    14%     --       --
Non-taxable return of capital     --      --       19%

All dividends declared on all series of the Company's Preferred Stock represented ordinary income to preferred stockholders for tax purposes in the year declared.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization related to deferred financing costs was $4,916 and $3,561 as of December 31, 1998 and 1997, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company's cash, cash equivalents, and cash in escrows is held at major commercial banks.

Earnings per Common Share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." In accordance with the provisions of SFAS No. 128, basic earnings per share for the years ended December 31, 1998, 1997 and 1996 is computed by dividing earnings available to common shares (net income less preferred stock dividends) by the weighted average number of shares outstanding during the period. Additionally, other potentially dilutive common shares are considered when calculating earnings per share on a diluted basis. The Company's basic and diluted weighted average shares outstanding for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                  Year Ended
                                     ------------------------------------
                                      12-31-98     12-31-97     12-31-96
                                     ----------   ----------   ----------
Weighted average common shares
  outstanding - basic                48,845,839   22,472,394   14,985,160

Weighted average units outstanding      643,029           --           --
                                     ----------   ----------   ----------

Weighted average common shares
     and units outstanding - basic   49,488,868   22,472,394   14,985,160
Shares issuable from assumed
 conversion of:
  Common stock options                  418,813           --           --
  Unvested restricted stock grants      239,228           --           --
                                     ----------   ----------   ----------

Weighted average common shares
  and units outstanding - diluted    50,146,909   22,472,394   14,985,160
                                     ==========   ==========   ==========

On a weighted average basis, at December 31, 1997 and 1996, respectively there were 2,713,822 and 2,571,068 shares of convertible Preferred Stock, 322,093 and 261,395 Common Stock options and 228,230 and 140,987 operating partnership units that were antidilutive. Therefore, for the years ended December 31, 1997 and 1996, there were effectively no dilutive common share equivalents outstanding.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior years' financial statements to conform with current year presentations.

Newly Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 became effective for the Company for the fiscal year ending December 31, 1998. The Company has adopted SFAS No. 131 effective with the December 31, 1998 reporting period.

In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Ruling 97-11 entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which requires that internal costs of identifying and acquiring operating property be expensed as incurred. Costs associated with the acquisition of non-operating property may still be capitalized. The ruling is effective for acquisitions completed subsequent to March 19, 1998. At December 31, 1998, this ruling does not have a material effect on the Company's consolidated financial statements.

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

2.  Merger between Bay and Avalon

In June 1998, the Company completed the Merger with Avalon. The Merger and related transactions were accounted for using the purchase method of accounting in accordance with GAAP. Accordingly, the assets and liabilities of Avalon were adjusted to fair value for financial accounting purposes and the results of operations of Avalon prior to June 4, 1998 are not included in the results of operations of the Company.

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

                                                   Year Ended
                                                   (Unaudited)
                                           ---------------------------
                                              12-31-98      12-31-97
                                           -------------  ------------
Pro forma total revenue                    $     448,758  $    297,510
                                           =============  ============
Pro forma net income available to common
          stockholders                     $      82,389  $     55,815
                                           =============  ============

Per common share:
Pro forma net income-basic                 $        1.29  $       1.08
                                           =============  ============
Pro forma net income-diluted               $        1.28  $       1.07
                                           =============  ============


3.  Interest Capitalized

Capitalized interest associated with projects under development or redevelopment totaled $16,977, $6,985 and $2,567 for the years ended December 31, 1998, 1997 and 1996, respectively.

4.  Notes Payable, Unsecured Senior Notes and Credit Facility

The Company's notes payable, unsecured senior notes and credit facility are summarized as follows:

                                                          12-31-98     12-31-97
                                                         ----------   ----------
Fixed rate notes payable (conventional and tax-exempt)   $  388,106   $  263,284
Variable rate notes payable (tax-exempt)                     57,265           --
Fixed rate unsecured senior notes                           710,000           --
                                                         ----------   ----------

  Total notes payable and unsecured senior notes          1,155,371      263,284

Variable rate unsecured credit facility                     329,000      224,200
                                                         ----------   ----------

  Total notes payable, unsecured senior notes
    and credit facility                                  $1,484,371   $  487,484
                                                         ==========   ==========

Fixed and variable rate notes payable are collateralized by certain apartment communities and mature at various dates from July 1999 through December 2036. The weighted average interest rate of variable rate notes (tax-exempt) was 4.8% at December 31, 1998. The weighted average interest rate of fixed rate notes (conventional and tax-exempt) was 6.7% and 6.4% at December 31, 1998 and 1997, respectively.

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

Scheduled maturities of notes payable and unsecured senior notes are as follows for the years ending December 31:

                       1999                     $      4,489
                       2000                            3,766
                       2001                           14,838
                       2002                          104,078
                       2003                          159,050
                    Thereafter                       869,150
                                                ------------
                Total notes payable             $  1,155,371
                                                ============

The Company has a $600,000 variable rate unsecured credit facility (the "Unsecured Facility") with Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Fleet National Bank, serving as co-agents for a syndicate of commercial banks. The Unsecured Facility bears interest at a spread over the London Interbank Offered Rate ("LIBOR") based on rating levels achieved on the Company's senior unsecured notes and on a maturity selected by the Company. The current pricing is LIBOR plus .6% per annum (6.2% at December 31, 1998). The Unsecured Facility, which was put into place during June 1998, replaced three separate credit facilities previously available to the separate companies prior to the Merger. The terms of the retired facilities were similar to the Unsecured Facility. In addition, the Unsecured Facility includes a competitive bid option for up to $400,000. The Company is subject to certain customary covenants under the Unsecured Facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charge coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company's Funds from Operations, as defined therein. The Unsecured Facility matures in July 2001 and has two, one-year extension options.

5.  Stockholders' Equity

As of December 31, 1997 the Company had authorized for issuance 40,000,000 and 25,000,000 shares of Common and Preferred Stock, respectively. In connection with the Merger, authorized Common and Preferred Stock was increased to 300,000,000 and 50,000,000 shares, respectively. In October 1998, the Company held a Special Meeting of Stockholders at which stockholders approved an amendment to the Company's charter reducing the number of authorized shares of the Company's Common Stock from 300,000,000 to 140,000,000.

Dividends on the Series C, Series D, Series F, Series G and Series H Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each month as stated in the table below. None of the Series of Preferred Stock are redeemable prior to the date stated in the table below, but on or after the stated date, may be redeemed for cash at the option of the Company in whole or in part, at a redemption price of $25 per share, plus all accrued and unpaid dividends, if any. The Series of Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemptions. In addition, the Preferred Stock are not convertible into any other securities of the Company and may be redeemed solely from proceeds of other capital stock of the Company, which may include shares of other series of preferred stock.

                  Shares outstanding                 Payable                    Annual        Liquidation          Non-redeemable
   Series          December 31, 1998                quarterly                    rate         preference             prior to
------------    -----------------------   -------------------------------    ------------   ---------------   ----------------------
     C                2,300,000           March, June, September,               8.50%            $25                June 20, 2002
                                          December

     D                3,267,700           March, June, September,               8.00%            $25            December 15, 2002
                                          December

     F                4,455,000           February, May, August,                9.00%            $25            February 15, 2001
                                          November

     G                4,300,000           February, May, August,                8.96%            $25             October 15, 2001
                                          November

     H                4,000,000           March, June, September,               8.70%            $25             October 15, 2008
                                          December

The Company also has 1,000,000 shares of Series E Junior Participating Cumulative Preferred Stock authorized for issuance pursuant to the Company's Shareholder Rights Agreement. As of December 31, 1998, there were no shares of Series E Preferred Stock outstanding.

During April 1998, the Company completed an offering of Common Stock totaling 1,244,147 shares. The net proceeds of approximately $44,000 were used to retire indebtedness under the Company's then-existing unsecured revolving credit facility. During 1997, the Company completed five offerings of Common Stock totaling 6,733,187 shares. The net proceeds of approximately $244,340 were used to retire indebtedness under the Company's then-existing unsecured revolving credit facility.

 6.  Investments in Unconsolidated Joint Ventures

In connection with the Merger, the Company succeeded to certain investments in unconsolidated joint ventures. At December 31, 1998, these investments consisted of a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run and a 50% partnership interest in Avalon Grove.

The following is a combined summary of the financial position of these joint ventures as of the dates presented (which includes the period prior to the Merger):

                                                 Unaudited
                                            -------------------
                                            12-31-98   12-31-97
                                            --------   --------
Assets:
Real estate, net                            $ 96,419   $ 97,964
Other assets                                   4,532     10,790
                                            --------   --------
   Total assets                             $100,951   $108,754
                                            ========   ========
Liabilities and partners' equity:
Mortgage notes payable                      $ 26,000   $ 26,000
Other liabilities                              4,933      4,164
Partners' equity                              70,018     78,590
                                            --------   --------
   Total liabilities and partners' equity   $100,951   $108,754
                                            ========   ========

The following is a combined summary of the results of operations of these joint ventures for the periods presented (which includes the periods prior to the Merger):

                                           Year ended
                                           (Unaudited)
                                  --------------------------------
                                  12-31-98    12-31-97    12-31-96
                                  --------    --------    --------
Summary of operations:
  Rental income                   $ 19,799    $ 16,497    $ 10,238
  Other income                          26          44          58
  Operating expenses                (5,591)     (5,020)     (4,238)
  Mortgage interest expense           (833)       (893)       (849)
  Depreciation and amortization     (3,044)     (1,869)     (1,779)
                                  --------    --------    --------

    Net income                    $ 10,357    $  8,759    $  3,430
                                  ========    ========    ========


7.   Communities Held for Sale

During 1998, the Company completed a strategic planning effort resulting in a decision to pursue a disposition strategy for certain assets in markets that did not meet its long-term strategic direction. In connection with this decision, the Company's Board of Directors authorized Management to pursue the disposition of selected communities within specific markets. The Company will solicit competing bids from unrelated parties for these individual assets, and will consider the sales price and tax ramifications of each proposal. Management anticipates these assets will be sold during 1999. However, there can be no assurance that such assets can be sold on terms that are satisfactory to the Company. Several of the communities authorized for disposition were sold in 1998.

The communities sold in 1998 and the respective sales price and net proceeds are summarized below:

                                            Period     Apartment              Gross sales     Net
Communities             Location            disposed     homes      Debt         price      proceeds
----------------------------------------------------------------------------------------------------
Arbor Park              Upland, CA          3Q98            260   $     --     $ 12,580     $ 12,540
Avalon Pointe           Stafford, VA        4Q98            140      6,380        9,450        2,920
Avalon Ridge            Silver Spring, MD   4Q98            432     26,815       35,210        7,700
Chase Lea               Owings Mill, MD     4Q98            296     16,835       21,840        4,500
Avalon at Carter Lake   Reston, VA          4Q98            259         --       16,800       16,560
Reflections             Fresno, CA          4Q98            516         --       22,420       21,980
Sommerset               Vacaville, CA       4Q98            136         --        7,900        7,700
                                                       --------   --------     --------     --------
                                                          2,039   $ 50,030     $126,200     $ 73,900
                                                       ========   ========     ========     ========

To facilitate the sale of Sommerset, the Company provided short-term financing to the purchaser for 80% of the gross sales price. Accordingly, $6,320 of the net proceeds will be received at maturity of this financing.

The assets targeted for sale include land, buildings and improvements and furniture, fixtures and equipment, and are recorded at the lower of cost or fair value less estimated selling costs. The Company recognized no write down in its real estate to arrive at net realizable value. At December 31, 1998, total real estate, net of accumulated depreciation, subject to sale totaled $231,492. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company's consolidated statements of operations includes net income of the communities held for sale of $3,916, $1,633 and $1,301 for the years ended December 31, 1998, 1997 and 1996, respectively. Depreciation expense on these assets, which was not recognized subsequent to the date of held-for-sale classification, totaled $1,332.

In connection with an agreement executed by Avalon in March 1998 which provided for the buyout of certain limited partners in DownREIT V Limited Partnership, the Company sold two communities in July 1998. Net proceeds from the sale of the two communities, containing an aggregate of 758 apartment homes, were approximately $44,000.

8.  Commitments and Contingencies

Employment Agreements

The Company entered into three year employment agreements with nine executives and a one year employment agreement with one executive, all of which became effective as of June 4, 1998, the date of the Merger. With the exception of the one year agreement, the employment agreements provide for one-year automatic renewal after the third year unless an advance notice of non-renewal is provided by either party. Upon a change in control, the agreements provide for an automatic extension of three years. The employment agreements provide for base salary and incentive compensation in the form of cash awards, stock options and stock grants subject to the discretion of, and attainment of performance goals established by, the Compensation Committee of the Board of Directors.

Each of the three year employment agreements also provides for base salary increases during the initial term in amounts determined by the Compensation Committee. During any renewal term base salary increases will be equal to the greater of 5% of the prior year's base salary, a factor based on increases in the consumer price index, or an amount determined at the discretion of the Compensation Committee. Certain of these employment agreements were terminated in accordance with the Company's announced organizational changes. See Footnote 13, Subsequent Events, for further information.

Presale Commitments

The Company occasionally enters into forward purchase commitments with unrelated third parties which allow the Company to purchase communities upon completion of construction. As of December 31, 1998, the Company has an agreement to purchase ten communities with an estimated 2,980 homes for an estimated aggregate purchase price of $386,500. The acquisition of one of these communities is expected to close in the third quarter of 1999, and the acquisition of the remaining communities are expected to close in 2000, 2001 and 2002. However, there can be no assurance that such acquisitions will be consummated or, if consummated on the schedule currently contemplated. As of December 31, 1998, the Company had provided interim construction financing of $67,129 for these communities.

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

9.  Value of Financial Instruments

The Company has historically used interest rate swap agreements (the "Swap Agreements") to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds. The Swap Agreements are held for purposes other than trading. The amortization of the cost of the Swap Agreements is included in amortization expense. The remaining unamortized cost of the Swap Agreements is included in prepaid expenses and other assets on the balance sheet and is amortized over the remaining life of the agreements. As of December 31, 1998, the effect of these Swap Agreements is to fix $202,283 of the Company's tax-exempt debt at an average interest rate of 6.1% with an average maturity of 8 years.

The off-balance-sheet risk in these contracts includes the risk of a counterparty not performing under the terms of the contract. The counterparties to these contracts are major financial institutions with AAA credit ratings by the Standard & Poor's Ratings Group. The Company monitors the credit ratings of counterparties and the amount of the Company's debt subject to swap agreements with any one party. Therefore, the Company believes the likelihood of realizing material losses from counterparty nonperformance is remote.

The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt.

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

The following estimated fair values of financial instruments were determined by Management using available market information and established valuation methodologies, including discounted cash flows. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

- Cash equivalents, rents receivable, accounts payable and accrued expenses, and other liabilities are carried at their face amounts, which reasonably approximate their fair values.

- The Company's unsecured credit facility with an aggregate carrying value of $329,000 and $224,200 at December 31, 1998 and 1997, respectively approximates fair value.

- Bond indebtedness and notes payable with an aggregate carrying value of $1,155,371 and $263,284 had an estimated aggregate fair value of $1,137,411 and $291,293 at December 31, 1998 and 1997, respectively.

10.  Segment Reporting

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 1998. SFAS No. 131 established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group consists primarily of the Company's senior officers.

The Company's reportable operating segments include Stable Communities, Developed Communities and Redeveloped Communities. Furthermore, each of these operating segments are measured within either the West Coast geographic area (consisting of the Northern California, Southern California and Pacific Northwest regions) or the East Coast geographic area (consisting of the Northeast, Mid-Atlantic and Midwest regions):

- Stable Communities are communities that 1) have attained stabilized occupancy levels (95% occupancy) and operating costs since the beginning of the prior calendar year (these communities are also known as Established Communities; or 2) were acquired subsequent to the beginning of the previous calendar year but were stabilized in terms of occupancy levels and operating costs at the time of acquisition, and remained stabilized throughout the end of the current calendar year. Stable Communities do not include communities where planned redevelopment or development activities have not yet commenced. The primary financial measure for this business segment is Net Operating Income ("NOI"), which represents total revenue less operating expenses and property taxes. With respect to Established Communities, an additional financial measure of performance is NOI for the current year as compared against the prior year and against current year budgeted NOI. With respect to other Stable Communities, performance is primarily based on reviewing growth in NOI for the current period as compared against prior periods within the calendar year and against current year budgeted NOI.

- Developed Communities are communities that were under active development during any portion of the preceding calendar year that attained stabilized occupancy and expense levels during the current calendar year of presentation. The primary financial measure for this business segment is Operating Yield (defined as NOI divided by total capitalized costs). Performance of Developed Communities is based on comparing Operating Yields against projected yields as determined by Management prior to undertaking the development activity.

- Redeveloped Communities are communities that were under active redevelopment during any portion of the preceding calendar year that attained stabilized occupancy and expense levels during the current calendar year of presentation. The primary financial measure for this business segment is Operating Yield. Performance for Redeveloped Communities is based on comparing Operating Yields against projected yields as estimated by Management prior to undertaking the redevelopment activity.

Other communities owned by the Company which are not included in the above segments are communities that were under development or redevelopment or lease-up at any point in time during the applicable calendar year. The primary performance measure for these assets depends on the stage of development or redevelopment of the community. While under development or redevelopment, Management monitors actual construction costs against budgeted costs as well as economic occupancy. While under lease-up, the primary performance measures for these assets are projected Operating Yield as defined above, lease-up pace compared to budget and rent levels compared to budget.

The segments are classified based on the individual community's status as of the end of the given year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable.

The accounting policies applicable to the operating segments described above are the same as those described in the summary of significant accounting policies.

                                                                               Year ended
                                        -----------------------------------------------------------------------------------------
                                                                                12/31/98
                                        -----------------------------------------------------------------------------------------
                                           Stable            Developed         Redeveloped
                                        Communities         Communities        Communities           Other               Total
                                        -----------         -----------        -----------        -----------         -----------
WEST COAST SEGMENTS

     Total revenue                      $    77,924         $     5,454        $    24,107        $    91,795         $   199,280
     Net Operating Income               $    57,551         $     4,165        $    16,949        $    59,131         $   137,796


    Previous gross real estate          $   491,859         $        --        $    17,797        $   860,427         $ 1,370,083
    Current year expenditures and
        acquisitions                          2,903                  55              2,430            350,782             356,170
    Transfers                                10,946              29,452            159,648           (200,046)                 --
    Sales                                   (26,947)                 --                 --                 --             (26,947)
                                        -----------------------------------------------------------------------------------------
    Current gross real estate           $   478,761         $    29,507        $   179,875        $ 1,011,163         $ 1,699,306
                                        =========================================================================================

    Operating Yield (1)                        12.0%               14.1%               9.4%

EAST COAST SEGMENTS

     Total revenue                      $   136,156         $        --        $        --        $    16,037         $   152,193
     Net Operating Income               $    92,689         $        --        $        --        $    10,647         $   103,336


    Previous gross real estate          $        --         $        --        $        --        $        --         $        --
    Current year expenditures and
        acquisitions                      1,950,918                  --                 --            279,988           2,230,906
    Transfers                                    --                  --                 --                 --                  --
    Sales                                        --                  --                 --                 --                  --
                                        -----------------------------------------------------------------------------------------
    Current gross real estate           $ 1,950,918         $        --        $        --        $   279,988         $ 2,230,906
                                        =========================================================================================

    Operating Yield (2)                        10.2%                 --                 --

TOTAL, ALL SEGMENTS

     Total revenue                      $   214,080         $     5,454        $    24,107        $   107,832         $   351,473
     Net Operating Income               $   150,240         $     4,165        $    16,949        $    69,778         $   241,132


    Previous gross real estate          $   491,859         $        --        $    17,797        $   860,427         $ 1,370,083
    Current year expenditures and
        acquisitions                      1,953,821                  55              2,430            630,770           2,587,076
    Transfers                                10,946              29,452            159,648           (200,046)                 --
    Sales                                   (26,947)                 --                 --                 --             (26,947)
                                        -----------------------------------------------------------------------------------------
    Current gross real estate           $ 2,429,679         $    29,507        $   179,875        $ 1,291,151         $ 3,930,212
                                        =========================================================================================

    Operating Yield (2)                        10.6%               14.1%               9.4%

NON-ALLOCATED OPERATIONS

     Total revenue                      $        --         $        --        $        --        $     1,411         $     1,411
     Net Operating Income               $        --         $        --        $        --        $     1,238         $     1,238

    Gross real estate                   $        --         $        --        $        --        $   112,469         $   112,469

TOTAL, AVALONBAY

     Total revenue                      $   214,080         $     5,454        $    24,107        $   109,243         $   352,884
     Net Operating Income               $   150,240         $     4,165        $    16,949        $    71,016         $   242,370

    Gross real estate                   $ 2,429,679         $    29,507        $   179,875        $ 1,403,620         $ 4,042,681

                                                                               Year ended
                                        ----------------------------------------------------------------------------------------
                                                                                12/31/97
                                        ----------------------------------------------------------------------------------------
                                          Stable            Developed          Redeveloped
                                        Communities        Communities         Communities           Other              Total
                                        -----------        -----------         -----------        -----------        -----------
WEST COAST SEGMENTS

     Total revenue                      $    75,547        $        --         $     2,926        $    47,749        $   126,222
     Net Operating Income               $    54,155        $        --         $     2,210        $    31,797        $    88,162


    Previous gross real estate          $   416,233        $    72,723         $        --        $   258,934        $   747,890
    Current year expenditures and
        acquisitions                          2,903                 --                  23            619,267            622,193
    Transfers                                72,723            (72,723)             17,774            (17,774)                --
    Sales                                        --                 --                  --                 --                 --
                                        ----------------------------------------------------------------------------------------
    Current gross real estate           $   491,859        $        --         $    17,797        $   860,427        $ 1,370,083
                                        ========================================================================================

    Operating Yield (1)                        11.0%                --                12.4%

EAST COAST SEGMENTS

     Total revenue                      $        --        $        --         $        --        $        --        $        --
     Net Operating Income               $        --        $        --         $        --        $        --        $        --


    Previous gross real estate          $        --        $        --         $        --        $        --        $        --
    Current year expenditures and
        acquisitions                             --                 --                  --                 --                 --
    Transfers                                    --                 --                  --                 --                 --
    Sales                                        --                 --                  --                 --                 --
                                        ----------------------------------------------------------------------------------------
    Current gross real estate           $        --        $        --         $        --        $        --        $        --
                                        ========================================================================================

    Operating Yield (2)                          --                 --                  --

TOTAL, ALL SEGMENTS

     Total revenue                      $    75,547        $        --         $     2,926        $    47,749        $   126,222
     Net Operating Income               $    54,155        $        --         $     2,210        $    31,797        $    88,162


    Previous gross real estate          $   416,233        $    72,723         $        --        $   258,934        $   747,890
    Current year expenditures and
        acquisitions                          2,903                 --                  23            619,267            622,193
    Transfers                                72,723            (72,723)             17,774            (17,774)                --
    Sales                                        --                 --                  --                 --                 --
                                        ----------------------------------------------------------------------------------------
    Current gross real estate           $   491,859        $        --         $    17,797        $   860,427        $ 1,370,083
                                        ========================================================================================

    Operating Yield (2)                        11.0%                --                12.4%

NON-ALLOCATED OPERATIONS

     Total revenue                      $        --        $        --         $        --        $       184        $       184
     Net Operating Income               $        --        $        --         $        --        $       184        $       184

    Gross real estate                   $        --        $        --         $        --        $     3,432        $     3,432

TOTAL, AVALONBAY

     Total revenue                      $    75,547        $        --         $     2,926        $    47,933        $   126,406
     Net Operating Income               $    54,155        $        --         $     2,210        $    31,981        $    88,346

    Gross real estate                   $   491,859        $        --         $    17,797        $   863,859        $ 1,373,515

                                                                           Year ended
                                          -----------------------------------------------------------------------------
                                                                            12/31/96
                                          -----------------------------------------------------------------------------
                                            Stable           Developed     Redeveloped
                                          Communities       Communities    Communities      Other              Total
                                          -----------       -----------    -----------   -----------        -----------
WEST COAST SEGMENTS

     Total revenue                        $    57,717       $     9,836       $ --       $    15,280        $    82,833
     Net Operating Income                 $    39,638       $     7,791       $ --       $     9,964        $    57,393


    Previous gross real estate            $   386,614       $        --       $ --       $   110,477        $   497,091
    Current year expenditures and
        acquisitions                           29,619               353         --           220,827            250,799
    Transfers                                      --            72,370         --           (72,370)                --
    Sales                                          --                --         --                --                 --
                                          -----------------------------------------------------------------------------
    Current gross real estate             $   416,233       $    72,723       $ --       $   258,934        $   747,890
                                          =============================================================================

    Operating Yield (1)                           9.9%             10.7%        --

EAST COAST SEGMENTS

     Total revenue                        $        --       $        --       $ --       $        --        $        --
     Net Operating Income                 $        --       $        --       $ --       $        --        $        --


    Previous gross real estate            $        --       $        --       $ --       $        --        $        --
    Current year expenditures and
        acquisitions                               --                --         --                --                 --
    Transfers                                      --                --         --                --                 --
    Sales                                          --                --         --                --                 --
                                          -----------------------------------------------------------------------------
    Current gross real estate             $        --       $        --       $ --       $        --        $        --
                                          =============================================================================

    Operating Yield (2)                            --                --         --

TOTAL, ALL SEGMENTS

     Total revenue                        $    57,717       $     9,836       $ --       $    15,280        $    82,833
     Net Operating Income                 $    39,638       $     7,791       $ --       $     9,964        $    57,393


    Previous gross real estate            $   386,614       $        --       $ --       $   110,477        $   497,091
    Current year expenditures and
        acquisitions                           29,619               353         --           220,827            250,799
    Transfers                                      --            72,370         --           (72,370)                --
    Sales                                          --                --         --                --                 --
                                          -----------------------------------------------------------------------------
    Current gross real estate             $   416,233       $    72,723       $ --       $   258,934        $   747,890
                                          =============================================================================

    Operating Yield (2)                           9.9%             10.7%        --

NON-ALLOCATED OPERATIONS

     Total revenue                        $        --       $        --       $ --       $         5        $         5
     Net Operating Income                 $        --       $        --       $ --       $         5        $         5

    Gross real estate                     $        --       $        --       $ --       $     2,457        $     2,457

TOTAL, AVALONBAY

     Total revenue                        $    57,717       $     9,836       $ --       $    15,285        $    82,838
     Net Operating Income                 $    39,638       $     7,791       $ --       $     9,969        $    57,398

    Gross real estate                     $   416,233       $    72,723       $ --       $   261,391        $   750,347


(1) Operating Yield calculations are based on annualized NOI for acquisitions during respective years.

(2) Operating Yield calculations are based on a) annualized NOI for mid-year acquisitions and b) adjusted gross real estate to exclude step-up adjustments recorded in connection with the Merger.

Operating expenses as reflected on the Consolidated Statement of Operations include $15,244, $3,913 and $2,332 for the years ended December 31, 1998, 1997 and 1996, respectively, of property management overhead costs that are not allocated to individual communities. These costs are not reflected in Net Operating Income as shown in the above tables. Communities held for sale as reflected on the Consolidated Balance Sheets is net of $8,687 of accumulated depreciation as of December 31, 1998.

In June 1998, the Company completed the Merger with Avalon. The Merger and related transactions were accounted for using the purchase method of accounting in accordance with GAAP. Accordingly, the results of operations of the Avalon communities prior to June 4, 1998 are not included in the results of operations of the Company. Avalon communities are included in Established Communities for Management's decision making purposes although the results of operations prior to the Merger are not included in the Company's historical operating results determined in accordance with GAAP. For comparative purposes, the 1998, 1997 and 1996 operating information for East Coast segments are presented on the following page on a pro forma basis (unaudited) assuming the Merger had occurred as of January 1, 1996.

                                                 Stable        Developed     Redeveloped
                                               Communities    Communities    Communities      Other         Total
                                               -----------    -----------    -----------   -----------   -----------
FOR THE YEAR ENDED 12-31-98
     Total revenue                             $   173,738    $    41,406        $ --      $    31,944   $   247,088
     Net Operating Income                      $   114,997    $    31,736        $ --      $    21,250   $   167,983


    Previous gross real estate                 $ 1,043,662    $    67,119        $ --      $   402,515   $ 1,513,296
    Current year expenditures, acquisitions
        and step-up adjustments                    561,331         21,363          --          178,640       761,334
    Transfers                                       67,119        196,193          --         (263,312)           --
    Sales                                          (43,725)            --          --               --       (43,725)
                                               -----------    -----------        ----      -----------   -----------
    Current gross real estate                  $ 1,628,387    $   284,675        $ --      $   317,843   $ 2,230,905
                                               ===========    ===========        ====      ===========   ===========

    Operating Yield (1)                                9.7%          11.4%         --

FOR THE YEAR ENDED 12-31-97
     Total revenue                             $   129,149    $    10,661        $ --      $    30,102   $   169,912
     Net Operating Income                      $    86,005    $     7,482        $ --      $    26,704   $   120,191


    Previous gross real estate                 $   723,863    $    12,294        $ --      $   342,283   $ 1,078,440
    Current year expenditures, acquisitions
        and step-up adjustments                    324,837          1,005          --          126,346       452,188
    Transfers                                       12,294         53,820          --          (66,114)           --
    Sales                                          (17,332)            --          --               --       (17,332)
                                               -----------    -----------        ----      -----------   -----------
    Current gross real estate                  $ 1,043,662    $    67,119        $ --      $   402,515   $ 1,513,296
                                               ===========    ===========        ====      ===========   ===========

    Operating Yield (1)                               10.2%          11.1%         --

FOR THE YEAR ENDED 12-31-96
     Total revenue                             $   105,723    $     2,104        $ --      $    15,793   $   123,620
     Net Operating Income                      $    69,995    $     1,488        $ --      $    10,584   $    82,067


    Previous gross real estate                 $   590,682    $    38,097        $ --      $   152,276   $   781,055
    Current year expenditures, acquisitions
        and step-up adjustments                    110,559            277          --          202,024       312,860
    Transfers                                       38,097        (26,080)         --          (12,017)           --
    Sales                                          (15,475)            --          --               --       (15,475)
                                               -----------    -----------        ----      -----------   -----------
    Current gross real estate                  $   723,863    $    12,294        $ --      $   342,283   $ 1,078,440
                                               ===========    ===========        ====      ===========   ===========

    Operating Yield (1)                               10.6%          12.1%         --

(1) Operating Yield calculations are based on a) annualized NOI for acquisitions during respective years and b) adjusted gross real estate in 1998 to exclude step-up adjustments recorded in connection with the Merger.

11.  Stock-Based Compensation Plans

The Company has adopted the 1994 Stock Incentive Plan (the "Plan") as amended and restated on April 13, 1998 and subsequently amended on July 24, 1998, for the purpose of encouraging and enabling the Company's officers, associates and directors to acquire a proprietary interest in the Company. Individuals who are eligible to participate in the Plan include officers, other associates, outside directors and other key persons of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. The Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) grants of shares of restricted and unrestricted Common Stock, (iv) grants of deferred stock awards,
(v) performance share awards entitling the recipient to acquire shares of Common Stock and (vi) dividend equivalent rights.

Under the Plan, a maximum of 2,500,000 shares of Common Stock, plus 9.9% of any net increase in the total number of shares of Common Stock actually outstanding from time to time after April 13, 1998, may be issued. Notwithstanding the foregoing, the maximum number of shares of stock for which Incentive Stock Options may be issued under the Plan shall not exceed 2,500,000 and no awards shall be granted under the Plan after April 13, 2008. For purposes of this limitation shares of Common Stock which are forfeited, canceled, reacquired by the Company, satisfied without the issuance of Common Stock or otherwise terminated (other than by exercise) shall be added back to the shares of Common Stock available for issuance under the Plan. Stock Options with respect to no more than 300,000 shares of stock may be granted to any one individual participant during any one calendar year period. Options granted to officers and employees under the Plan vest over periods determined by the Compensation Committee of the Board of Directors and expire ten years from the date of grant. Options granted to non-employee directors under the Plan are subject to accelerated vesting under certain limited circumstances and become exercisable on the first anniversary of the date of grant and expire ten years from the date of grant. Restricted stock granted to officers and employees under the Plan generally has a vesting period of at least three years, as determined by the Compensation Committee of the Board of Directors. Restricted stock granted to non-employee directors vests 20% on the date of issuance and 20% on each of the first four anniversaries of the date of issuance.

Information with respect to stock options granted under the Plan is as follows:

                                                                  Weighted
                                                                   Average
                                                                Exercise Price
                                                Shares             Per Share
                                              ----------        --------------
Options outstanding, December 31, 1995           563,750          $   19.66
      Exercised                                  (37,475)             19.86
      Granted                                    229,100              26.23
      Forfeited                                  (32,500)             20.43
                                              ----------          ---------
Options outstanding, December 31, 1996           722,875          $   21.70
      Exercised                                  (26,251)             21.13
      Granted                                    394,100              36.35
      Forfeited                                  (20,350)             26.43
                                              ----------          ---------
Options outstanding, December 31, 1997         1,070,374          $   27.02
      Exercised                                 (164,924)             21.71
      Granted                                  1,225,132              36.81
      Forfeited                                 (244,500)             35.25
                                              ----------          ---------
Options outstanding, December 31, 1998         1,886,082          $   32.74
                                              ==========          =========

                   Options exercisable:

                   December 31, 1996             189,426          $   19.76
                                              ==========          =========
                   December 31, 1997             343,974          $   20.91
                                              ==========          =========
                   December 31, 1998             656,925          $   27.26
                                              ==========          =========

The following table summarizes information concerning currently outstanding and exercisable options:


                          Options Outstanding                                      Options Exercisable
----------------------------------------------------------------------------   ----------------------------
                      Number Outstanding   Weighted Average     Weighted                       Weighted
                            as of             Remaining          Average         Number         Average
     Exercise Price   December 31, 1998    Contractual Life   Exercise Price   Exercisable   Exercise Price
----------------------------------------------------------------------------   ----------------------------
       $   18.38           60,000                6.25          $   18.38           45,000       $   18.38
           19.25            9,000                6.36              19.25            9,000           19.25
           19.63           46,000                6.55              19.63           37,750           19.63
           20.00          112,450                5.19              20.00          112,450           20.00
           20.00          100,000                6.86              20.00           75,000           20.00
           20.50            9,000                5.27              20.50            9,000           20.50
           23.38           40,000                7.07              23.38           20,000           23.38
           25.38           20,000                7.33              25.38           20,000           25.38
           25.38           25,000                7.47              25.38           12,500           25.38
           27.75           80,000                7.66              27.75           65,000           27.75
           33.75           16,000                9.97              33.75              --              --
           34.38           40,000                8.38              34.38           40,000           34.38
           36.13           12,500                8.29              36.13           12,500           36.13
           36.13           90,000                9.45              36.13              --              --
           36.31           53,800                9.43              36.31              --              --
           36.31          361,500                9.43              36.31              --              --
           36.31          127,500                9.43              36.31              --              --
           36.31           15,000                9.43              36.31              --              --
           36.63          223,100                8.07              36.63          181,850           36.63
           36.63           37,000                9.56              36.63              --              --
           37.00          140,000                9.19              37.00              --              --
           37.94          210,000                9.08              37.94           10,000           37.94
           38.81           20,000                8.84              38.81            5,000           38.81
           39.63            7,500                8.73              39.63            1,875           39.63
           39.83           30,732                9.42              39.83              --              --
                        =========           =========          =========        =========       =========
                        1,886,082                8.41          $   32.74          656,925       $   27.26
                        =========           =========          =========        =========       =========


Options to purchase 4,488,189, 348,400 and 786,125 shares of Common Stock were available for grant under the Plan at December 31, 1998, 1997 and 1996, respectively.

Before the Merger, Avalon had adopted its 1995 Equity Incentive Plan (the "1995 Incentive Plan"). The 1995 Incentive Plan authorized the grant of (i) stock options that qualified as incentive stock options under Section 422 of the Code,
(ii) stock options that did not so qualify, (iii) shares of restricted and unrestricted common stock, (iv) shares of unrestricted common stock and (v) dividend equivalent rights.

Under the 1995 Incentive Plan, a maximum number of 3,315,054 shares of common stock were issuable, plus any shares of common stock represented by awards under Avalon's 1993 Stock Option and Incentive Plan (the "1993 Plan") that were forfeited, canceled, reacquired by Avalon, satisfied without the issuance of common stock or otherwise terminated (other than by exercise). Options granted to officers, non-employee directors and associates under the 1995 Incentive Plan generally vested over a three-year term, expired ten years from the date of grant and were exercisable at the market price on the date of grant.

The 1995 Incentive Plan was not terminated as a result of the Merger, but options are no longer being granted under the 1995 Incentive Plan. In connection with the Merger, the exercise prices of options under the 1995 Incentive Plan were adjusted to reflect the conversion ratio of Avalon common stock into Bay Common Stock. Officers, non-employee directors and associates with 1995 Incentive Plan options may exercise their options for the Company's Common Stock at the revalued exercise price.

Information with respect to stock options granted under the 1995 Incentive Plan and the 1993 Plan is as follows:


                                                                                 Weighted
                                                                                  Average
                                                                               Exercise Price
                                                          Shares                 Per Share
                                                        ----------             --------------
Options outstanding, June 4, 1998                        2,127,446                $   34.00
        Exercised                                          (34,177)                   26.84
        Granted                                                --                       --
        Forfeited                                          (41,015)                   38.00
                                                        ----------                ---------
Options outstanding, December 31, 1998                   2,052,254                $   34.05
                                                        ==========                =========
                     Options exercisable:

                     December 31, 1998                   1,014,530                $   30.26
                                                        ==========                =========

The following table summarizes information concerning currently outstanding and exercisable options under the 1995 Incentive Plan and the 1993 Plan:


                          Options Outstanding                                  Options Exercisable
 -----------------------------------------------------------------------   ----------------------------
                  Number Outstanding   Weighted Average     Weighted                       Weighted
                        as of             Remaining          Average         Number         Average
 Exercise Price   December 31, 1998    Contractual Life   Exercise Price   Exercisable   Exercise Price
 --------------   ------------------   ----------------   --------------   -----------   --------------
   $  26.19             23,049               6.37          $   26.19           23,049      $   26.19
      26.68            573,598               4.86              26.68          573,598          26.68
      26.68             11,524               4.86              26.68           11,524          26.68
      27.33             35,407               6.35              27.33           35,407          27.33
      27.33              2,305               7.04              27.33            1,537          27.33
      27.33              1,152               8.96              27.33              384          27.33
      28.15             26,330               7.48              28.15           17,554          28.15
      28.31             23,049               7.37              28.31           23,049          28.31
      30.10              6,915               5.37              30.10            6,915          30.10
      30.26              7,683               7.69              30.26            5,122          30.26
      34.98              9,604               7.96              34.98            6,403          34.98
      35.31             30,732               8.36              35.31           30,732          35.31
      36.12              1,921               9.19              36.12              --             --
      36.44              1,921               8.68              36.44              640          36.44
      36.61             64,665               9.41              36.61              --             --
      36.69              1,921               9.32              36.69              --             --
      37.10              1,921               8.73              37.10              640          37.10
      37.18              5,762               9.37              37.18              --             --
      37.26                384               9.27              37.26              --             --
      37.58            355,000               9.19              37.58              --             --
      37.66             45,714               8.87              37.66           15,223          37.66
      38.15            782,898               8.83              38.15          260,705          38.15
      38.72                768               8.86              38.72              256          38.72
      39.29              3,457               8.96              39.29            1,152          39.29
      39.70              1,921               8.80              39.70              640          39.70
      39.86             32,653               9.01              39.86              --             --
                     ---------               ----          ---------        ---------      ---------
                     2,052,254               7.65          $   34.05        1,014,530      $   30.26
                     =========               ====          =========        =========      =========

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plans. Accordingly, no compensation expense has been recognized for the stock option portion of the stock-based compensation plan. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts (unaudited):


                                                                                                  Pro Forma
                                                                                 ------------------------------------------
                                                                                 Year ended       Year ended     Year ended
                                                                                  12-31-98         12-31-97       12-31-96
                                                                                 ----------       ----------     ----------
Income before extraordinary items                                                $   67,043       $   30,541     $   15,548
                                                                                 ==========       ==========     ==========
Net income available to common stockholders                                      $   67,043       $   30,541     $   15,037
                                                                                 ==========       ==========     ==========
Income before extraordinary items per common share - basic                       $     1.35       $     1.36     $     1.04
                                                                                 ==========       ==========     ==========
Income before extraordinary items per common share - diluted                     $     1.34       $     1.36     $     1.04
                                                                                 ==========       ==========     ==========
Net income per share - basic                                                     $     1.35       $     1.36     $     1.00
                                                                                 ==========       ==========     ==========
Net income per share - diluted                                                   $     1.34       $     1.36     $     1.00
                                                                                 ==========       ==========     ==========


The fair value of the options granted during 1998 is estimated at $3.67 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 5.96%, volatility of 16.77%, risk free interest rates of 5.55%, actual forfeitures, and an expected life of approximately 4 years. The fair value of the options granted during 1997 is estimated at $5.48 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 4.44%, volatility of 18.30%, risk free interest rates of 6.34%, actual forfeitures, and an expected life of approximately 4 years. The fair value of the options granted during 1996 is estimated at $3.17 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.50%, volatility of 20.18%, risk free interest rates of 6.17%, actual forfeitures, and an expected life of approximately 4 years.

The Company has adopted the 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the "1996 ESP Plan"). The primary purpose of the 1996 ESP Plan is to encourage Common Stock ownership by eligible directors and associates (the "Participants") in the belief that such ownership will increase each Participant's interest in the success of the Company. The 1996 ESP Plan provides for two purchase periods per year. A purchase period is a six month period beginning each January 1 and July 1 and ending each June 30 and December 31, respectively. Participants may contribute portions of their compensation during a purchase period and purchase Common Stock at the end thereof. One million shares of Common Stock are reserved for issuance under the 1996 ESP Plan. Participation in the 1996 ESP Plan entitles each Participant to purchase Common Stock at a price which is equal to the lesser of 85% of the closing price for a share of stock on the first day of such purchase period or 85% of the closing price on the last day of such purchase period. The Company issued 23,396 and 13,863 shares under the 1996 ESP Plan as of December 31, 1998 and 1997, respectively. No shares were issued under the 1996 ESP Plan as of December 31, 1996.

12.  Quarterly Financial Information (Unaudited)

The following summary represents the quarterly results of operations for the years ended December 31, 1998 and 1997:

                                                                       Three months ended
                                                  ---------------------------------------------------------------
1998                                               March 31         June 30         September 30      December 31
----                                              ----------       ----------       ------------      -----------
Total revenue                                     $   45,330       $   69,948       $    118,064      $   119,542
Net income available to common stockholders       $    8,950       $   13,748       $     23,771      $    22,091
Net income per common share - basic               $     0.34       $     0.35       $       0.37      $      0.34
Net income per common share - diluted             $     0.34       $     0.34       $       0.37      $      0.34

                                                                       Three months ended
                                                  ---------------------------------------------------------------
1997                                               March 31         June 30         September 30      December 31
----                                              ----------       ----------       ------------      -----------
Total revenue                                     $   26,283       $   29,874       $     32,860      $    37,389
Net income available to common stockholders       $    6,625       $    7,184       $      8,257      $     9,396
Net income per common share - basic               $     0.33       $     0.33       $       0.36      $      0.37
Net income per common share - diluted             $     0.33       $     0.33       $       0.36      $      0.37


The sum of the quarterly net income per common share, basic and diluted, for 1998 and 1997, and the net income available to common stockholders for 1997 are not equal to the full year amounts primarily because the computations for each quarter and the full year are made independently.

13.  Subsequent Events (Unaudited)

In January 1999, the Company issued $125,000 of medium-term notes. Interest on the notes is payable semi-annually on February 15 and August 15; and the notes will mature on February 15, 2004. The notes bear interest at 6.58%. The net proceeds of approximately $124,300 to the Company were used to repay amounts outstanding under the Company's Unsecured Facility.

In February 1999, the Company announced certain management changes. The Company expects to record a non-recurring charge in the first quarter of 1999 relating to this management realignment including severance costs and certain related organizational adjustments. Because a complete plan of management realignment was not in existence on June 4, 1998, the date of the Company's merger with Avalon, this charge is not considered a part of the Company's purchase price for Avalon and, accordingly, the expenses associated with the management realignment will be treated as a non-recurring charge. Management and the terminated officers are currently determining the amount of severance that each terminated officer is entitled to receive pursuant to their employment agreements and the valuations, if any, that must be performed pursuant to the terms of their employment agreements. Management is also completing an evaluation of the additional charge related to the other organizational changes. However, management currently estimates that the non-recurring charge that will be incurred in connection with these organizational adjustments, including severance payments and contract termination costs, costs to relocate accounting functions and office space reductions, will be approximately $16 million. No assurance can be given as to the amount of such non-recurring charge which could be greater or less than the estimate provided.

                                 SCHEDULE III
                         AVALONBAY COMMUNITIES, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998
                            (Dollars in thousands)

                                     Initial Cost                                                 Total Cost
                               --------------------------                           ----------------------------------------
                                               Building/         Costs                            Building/
                                             Construction      Subsequent                       Construction
                                             in Progress &   to Acquisition/                    in Progress &
                               Land          Improvements      Construction         Land         Improvements         Total
                               ---------------------------------------------------------------------------------------------
Current Communities
-------------------
Waterford                      6,785            27,567            8,071             8,116           34,307            42,423
Hampton Place                  7,427            29,313             (338)            7,427           28,975            36,402
Hacienda Gardens               6,991            27,197            1,144             6,991           28,341            35,332
Amador Oaks                    6,848            16,361            1,860             6,848           18,221            25,069
Willow Creek                   2,098             9,901            6,187             3,131           15,055            18,186
Alicante                       2,540            13,458              100             2,542           13,556            16,098
Barrington Hills               3,046            12,451              301             3,046           12,752            15,798
Parc Centre                    2,716             8,696            3,200             2,716           11,896            14,612
Rivershore                     3,152            10,147            1,245             3,152           11,392            14,544
Governor's Square              7,053            17,645            2,127             7,053           19,772            26,825
The Pointe                     3,058            15,006              603             3,057           15,610            18,667
Blairmore                      1,983             7,589            1,150             1,983            8,739            10,722
Crown Ridge                    3,494            21,376            5,580             3,494           26,956            30,450
Sunset Towers                  3,561            20,796            3,550             3,561           24,346            27,907
City Heights                   2,389            13,393            1,317             2,389           14,710            17,099
Village Square                 3,827             8,925              444             3,827            9,369            13,196
Crossbrook                     3,280             9,691             (503)            3,280            9,188            12,468
Cedar Ridge                    4,230             9,658           11,566             4,230           21,224            25,454
Regatta Bay                    4,182            16,305            3,993             4,182           20,298            24,480
Sea Ridge                      2,942            14,652              220             2,942           14,872            17,814
Toscana                       20,713            98,939                -            20,713           98,939           119,652
Avalon at Town Center          8,913            27,789              745             8,913           28,534            37,447
Canyon Creek                   6,096            29,583              254             6,096           29,837            35,933
CountryBrook                  10,967            17,838            4,717            11,027           22,495            33,522
The Arbors                     3,414            15,463           11,747             3,414           27,210            30,624
Creekside                      4,685            24,266              766             4,685           25,032            29,717
Rosewalk at Waterford Park I   3,267            26,181               60             3,267           26,241            29,508
The Fountains                  9,026            18,864            1,424             9,026           20,288            29,314
Parkside Commons              10,684            14,826              223            10,684           15,049            25,733
Villa Mariposa                 4,518            12,695            4,574             5,288           16,499            21,787
San Marino                     2,415            12,743            4,876             3,068           16,966            20,034
The Promenade                  5,372            12,845            1,036             5,372           13,881            19,253
Foxchase I & II                7,019            19,104            4,135             7,609           22,649            30,258
Glen Creek                     1,671             7,784              613             1,738            8,330            10,068
Fairway Glen                   2,159             6,492              848             2,209            7,290             9,499
Viewpointe                    23,828            40,360            4,002            23,828           44,362            68,190
Lakeside                      22,483            27,773            4,102            22,483           31,875            54,358
Westwood Club                 13,753            18,356            3,356            13,753           21,712            35,465
Arbor Heights                  2,984            17,916            4,723             2,984           22,639            25,623
Warner Oaks                    7,045            13,022            2,311             7,045           15,333            22,378
TimberWood                     1,210             8,571            4,932             1,210           13,503            14,713
SunScape                       6,663            21,338            8,965             6,663           30,303            36,966
Pacifica Club                 12,248            14,559            1,127            12,248           15,686            27,934
Mill Creek                     4,165            13,339            3,943             4,165           17,282            21,447
Villa Serena                   5,228            12,489            2,081             5,228           14,570            19,798
Amberway                      10,285             7,263            1,186            10,285            8,449            18,734
Laguna Brisas                    662            16,734            1,218               662           17,952            18,614
Lafayette Place                4,402             3,057            8,026             4,424           11,061            15,485



                                             Total Cost, Net                         Year of
                               Accumulated    of Accumulated                       Completion/
                              Depreciation     Depreceiation     Encumbrances      Acquisition
Current Communities        --------------------------------------------------------------------
-------------------
Waterford                      11,604           30,819            33,100             1985/86
Hampton Place                   7,464           28,938                 -               1992
Hacienda Gardens                5,393           29,939                 -             1988/94
Amador Oaks                     1,186           23,883                 -             1989/97
Willow Creek                    4,104           14,082                 -               1985
Alicante                        3,598           12,500                 -               1992
Barrington Hills                2,505           13,293            13,020             1986/94
Parc Centre                     1,110           13,502                 -             1973/96
Rivershore                      1,700           12,844            10,162             1986/95
Governor's Square                 765           26,060            14,064             1976/97
The Pointe                      1,847           16,820                 -             1991/95
Blairmore                       1,496            9,226                 -             1986/94
Crown Ridge                     2,179           28,271                 -             1973/96
Sunset Towers                   2,268           25,639                 -             1961/96
City Heights                    1,757           15,342            20,496             1990/95
Village Square                  1,686           11,510                 -             1972/94
Crossbrook                      1,735           10,733             8,382             1986/94
Cedar Ridge                       474           24,980             1,000             1975/97
Regatta Bay                     3,537           20,943                 -             1973/94
Sea Ridge                       1,920           15,894            17,261             1971/95
Toscana                         2,405          117,247                 -             1998/96
Avalon at Town Center           3,916           33,531                 -               1995
Canyon Creek                    3,909           32,024            38,052               1995
CountryBrook                    2,091           31,431            19,568             1985/96
The Arbors                        872           29,752            12,870             1966/97
Creekside                       1,140           28,577                 -             1962/97
Rosewalk at Waterford Park I    2,084           27,424                 -             1997/96
The Fountains                   1,987           27,327                 -             1990/96
Parkside Commons                1,658           24,075                 -             1991/96
Villa Mariposa                  4,961           16,826            18,300               1986
San Marino                      3,086           16,948                 -             1984/88
The Promenade                   1,739           17,514                 -             1987/95
Foxchase I & II                 4,324           25,934            26,400             1986/87
Glen Creek                      2,378            7,690                 -               1989
Fairway Glen                    1,253            8,246             9,580               1986
Viewpointe                      1,537           66,653                 -             1989/97
Lakeside                        1,602           52,756                 -             1969/97
Westwood Club                     759           34,706                 -             1966/97
Arbor Heights                     945           24,678                 -             1970/97
Warner Oaks                       492           21,886                 -             1978/98
TimberWood                        694           14,019                 -             1972/97
SunScape                        1,656           35,310                 -             1972/97
Pacifica Club                     609           27,325                 -             1971/97
Mill Creek                      1,500           19,947                 -             1973/96
Villa Serena                      960           18,838                 -             1990/97
Amberway                          309           18,425                 -             1983/98
Laguna Brisas                     578           18,036            10,400             1988/98
Lafayette Place                   479           15,006                 -             1956/96

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                             (Dollars in thousands)

                                       Initial Cost                                                 Total Cost
                                -----------------------------                          ----------------------------------------
                                                 Building/         Costs                            Building/
                                                Construction      Subsequent                       Construction
                                                in Progress &   to Acquisition/                    in Progress &
                                  Land          Improvements      Construction         Land         Improvements         Total
                                -----------------------------------------------------------------------------------------------
Larkspur Canyon                   2,889             7,227            2,621             2,889            9,848            12,737
Mission Bay Club                 14,179            29,632            2,028            14,179           31,660            45,839
Cabrillo Square                   2,768            20,133              802             2,768           20,935            23,703
Mission Woods                     2,710            10,849            7,650             2,710           18,499            21,209
SummerWalk                        2,976             7,805            1,941             2,976            9,746            12,722
Waterhouse Place                  2,109            13,498            2,839             2,109           16,337            18,446
The Verandas at Bear Creek        6,786            27,541              164             6,786           27,705            34,491
Gallery Place                     4,558            17,209            3,520             4,558           20,729            25,287
Avalon Ridge                      3,808            21,326            1,665             3,808           22,991            26,799
Avalon Westhaven                  2,316             6,697            2,527             2,316            9,224            11,540
Avalon at Prudential Center      25,811           104,417              357            25,811          104,774           130,585
Longwood Towers                   9,979            40,414            1,126             9,979           41,540            51,519
Avalon at Center Place            1,699            33,997               11             1,699           34,008            35,707
Avalon Summit                     4,262            17,415               47             4,262           17,462            21,724
Avalon at Lexington               3,860            15,736               54             3,860           15,790            19,650
Avalon at Faxon Park              1,136            13,494                -             1,136           13,494            14,630
Avalon West                       2,823            11,471                -             2,823           11,471            14,294
Avalon Walk I & II               15,822            64,435               79            15,822           64,514            80,336
Avalon Glen                       9,077            36,664              115             9,077           36,779            45,856
Avalon Gates                      7,371            30,465               16             7,371           30,481            37,852
Hanover Hall                      7,510            30,041              119             7,510           30,160            37,670
Avalon Springs                    3,280            13,652                2             3,280           13,654            16,934
Avalon Pavilions                 16,612            67,845              310            16,612           68,155            84,767
Avalon Commons                    6,816            28,046               10             6,816           28,056            34,872
Avalon Towers                     4,184            16,898              371             4,184           17,269            21,453
Avalon Court                      3,703            15,194               10             3,703           15,204            18,907
Avalon Cove                      18,645            75,394               22            18,645           75,416            94,061
Avalon Watch                     11,305            45,990               38            11,305           46,028            57,333
Avalon Chase                      6,151            25,146               41             6,151           25,187            31,338
Avalon Run East                   4,231            17,235                -             4,231           17,235            21,466
Avalon Gardens                    8,428            45,006                -             8,428           45,006            53,434
Avalon View                       5,230            21,350               45             5,230           21,395            26,625
Avalon Green                      3,261            13,199               55             3,261           13,254            16,515
Avalon at Fairway Hills I & II   12,024            49,177               98            12,024           49,275            61,299
Avalon at Symphony Glen           2,468            10,131              158             2,468           10,289            12,757
Avalon Landing                    2,414             9,895               75             2,414            9,970            12,384
Avalon Birches                    3,501            14,474               41             3,501           14,515            18,016
Avalon at Hampton I & II          4,495            18,607               32             4,495           18,639            23,134
Avalon Pines                      2,244             9,237                2             2,244            9,239            11,483
Avalon at Ballston -
   Vermont & Quincy Towers       12,227            49,588               37            12,227           49,625            61,852
Avalon Crescent                  11,862            48,465                -            11,862           48,465            60,327
Avalon at Park Center             9,192            37,508               25             9,192           37,533            46,725
Avalon at Ballston -
   Washington Towers              8,511            34,559               38             8,511           34,597            43,108
Avalon at Cameron Court          10,275            32,502                -            10,275           32,502            42,777
AutumnWoods                       7,983            32,563                1             7,983           32,564            40,547
Avalon Park                       4,964            20,415              117             4,964           20,532            25,496
Avalon at Fair Lakes              4,334            18,891                -             4,334           18,891            23,225

                                             Total Cost, Net                         Year of
                               Accumulated    of Accumulated                       Completion/
                              Depreciation     Depreceiation     Encumbrances      Acquisition
                           --------------------------------------------------------------------
Larkspur Canyon                     845           11,892             7,530            1984/96
Mission Bay Club                  1,248           44,591                 -            1969/97
Cabrillo Square                     667           23,036                 -            1973/98
Mission Woods                       766           20,443                 -            1960/97
SummerWalk                          713           12,009                 -            1982/97
Waterhouse Place                    547           17,899                 -            1990/97
The Verandas at Bear Creek          521           33,970                 -              1998
Gallery Place                       902           24,385            11,486            1991/97
Avalon Ridge                        520           26,279                 -              1998
Avalon Westhaven                    360           11,180                 -            1989/97
Avalon at Prudential Center       1,659          128,926                 -              1998
Longwood Towers                     834           50,685                 -              1993
Avalon at Center Place              582           35,125                 -              1997
Avalon Summit                       364           21,360                 -              1996
Avalon at Lexington                 328           19,322            14,843              1994
Avalon at Faxon Park                317           14,313                 -              1998
Avalon West                         235           14,059             8,681              1996
Avalon Walk I & II                1,334           79,002            12,762            1993/94
Avalon Glen                         744           45,112                 -            1993/95
Avalon Gates                        626           37,226                 -              1997
Hanover Hall                          -           37,670                 -              1998
Avalon Springs                      275           16,659                 -              1997
Avalon Pavilions                  1,424           83,343                 -              1993
Avalon Commons                      569           34,303                 -              1997
Avalon Towers                       343           21,110                 -              1995
Avalon Court                        311           18,596                 -              1997
Avalon Cove                       1,514           92,547                 -              1997
Avalon Watch                        946           56,387                 -              1993
Avalon Chase                        526           30,812                 -              1996
Avalon Run East                     350           21,116                 -              1996
Avalon Gardens                      930           52,504                 -              1998
Avalon View                         446           26,179            19,085              1993
Avalon Green                        268           16,247                 -              1995
Avalon at Fairway Hills I & II    1,028           60,271            11,500            1993/96
Avalon at Symphony Glen             214           12,543             9,780              1993
Avalon Landing                      211           12,173             6,809              1995
Avalon Birches                      315           17,701                 -              1995
Avalon at Hampton I & II            403           22,731            19,610              1993
Avalon Pines                        197           11,286             5,329              1996
Avalon at Ballston -
   Vermont & Quincy Towers        1,012           60,840                 -              1997
Avalon Crescent                     782           59,545                 -              1997
Avalon at Park Center               778           45,947                 -              1994
Avalon at Ballston -
   Washington Towers                707           42,401                 -              1993
Avalon at Cameron Court             640           42,137                 -              1998
AutumnWoods                         675           39,872                 -              1996
Avalon Park                         437           25,059                 -              1993
Avalon at Fair Lakes                417           22,808                 -              1998

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                             (Dollars in thousands)

                                          Initial Cost                                                 Total Cost
                                --------------------------------                      ----------------------------------------------
                                                    Building/           Costs                            Building/
                                                   Construction       Subsequent                        Construction
                                                   in Progress &    to Acquisition/                     in Progress &
                                  Land             Improvements      Construction       Land            Improvements      Total
                                ----------------------------------------------------------------------------------------------------
Avalon at Dulles                        3,673            15,048                 -             3,673          15,048          18,721
Avalon at Providence Park               2,886            11,755                39             2,886          11,794          14,680
Avalon at Gayton                        3,766            15,555                44             3,766          15,599          19,365
Avalon at Boulders                      3,261            13,468               105             3,261          13,573          16,834
Avalon Station                          2,483            10,267                 9             2,483          10,276          12,759
Avalon Woods                            2,130             8,923                78             2,130           9,001          11,131
Avalon at Decoverly                     8,130            33,072                16             8,130          33,088          41,218
Avalon Knoll                            4,590            18,811                 9             4,590          18,820          23,410
Avalon Fields I & II                    5,165            22,028                 -             5,165          22,028          27,193
Avalon Crossing                         3,628            14,709                 -             3,628          14,709          18,337
Avalon at Lake Arbor                    2,782            11,444                49             2,782          11,493          14,275
4100 Massachusetts Avenue               9,146            37,047               107             9,146          37,154          46,300
Avalon at Danada Farms                  9,902            40,053                 5             9,902          40,058          49,960
Avalon at West Grove                    6,689            27,632                 6             6,689          27,638          34,327
Avalon at Stratford Green               5,680            23,006                12             5,680          23,018          28,698
Avalon at Montgomery                    4,061            16,645                15             4,061          16,660          20,721
Avalon Heights                          3,981            16,842                 1             3,981          16,843          20,824
Avalon at Willow Lake                   3,966            16,208                 7             3,966          16,215          20,181
Avalon at Geist                         3,185            12,957                 6             3,185          12,963          16,148
Avalon at Devonshire                    9,554            38,964                 5             9,554          38,969          48,523
The Gates of Edinburg                   4,654            19,205                 3             4,654          19,208          23,862
Avalon at Town Centre                   4,628            18,996                10             4,628          19,006          23,634
Avalon at Town Square                   2,793            11,413                 6             2,793          11,419          14,212
Avalon at Oxford Hill                   7,503            31,908                27             7,503          31,935          39,438
                                --------------    --------------    --------------    --------------    ------------    ------------
                                      738,502         2,687,705           167,575           743,079       2,850,703       3,593,782
                                --------------    --------------    --------------    --------------    ------------    ------------
Development Communities
-----------------------
Avalon Towers by the Bay                    -            37,139                 -                 -          37,139          37,139
CentreMark                              7,988            40,453                 -             7,988          40,453          48,441
Paseo Alameda                               -            39,120                 -                 -          39,120          39,120
Rosewalk at Waterford Park II               -            18,201                 -                 -          18,201          18,201
Avalon Oaks                                 -            15,029                 -                 -          15,029          15,029
Avalon Valley                               -            12,024                 -                 -          12,024          12,024
Avalon Corners                              -            11,756                 -                 -          11,756          11,756
Avalon Lake                                 -             9,274                 -                 -           9,274           9,274
Avalon Court North                          -            11,315                 -                 -          11,315          11,315
The Tower at Avalon Cove                    -            33,146                 -                 -          33,146          33,146
Avalon Willow                               -            27,003                 -                 -          27,003          27,003
The Avalon                                  -            12,885                 -                 -          12,885          12,885
Avalon Crest                                -            38,233                 -                 -          38,233          38,233
Avalon at Fox Mill                          -             4,838                 -                 -           4,838           4,838
                                            -                 -                 -                 -               -               -
                                --------------    --------------    --------------    --------------    ------------    ------------
                                        7,988           310,416                 -             7,988         310,416         318,404
                                --------------    --------------    --------------    --------------    ------------    ------------

Corporate                               3,295             6,332           120,868             3,296         127,199         130,495
                                --------------    --------------    --------------    --------------    ------------    ------------

                                      749,785         3,004,453           288,443           754,363       3,288,318       4,042,681
                                ==============    ==============    ==============    ==============    ============    ============

                                                     Total Cost, Net                           Year of
                                      Accumulated    of Accumulated                          Completion/
                                      Depreciation    Depreceiation       Encumbrances       Acquisition
                                      ------------------------------------------------------------------
Avalon at Dulles                              316            18,405            12,360          1993
Avalon at Providence Park                     242            14,438                 -          1997
Avalon at Gayton                              336            19,029                 -          1993
Avalon at Boulders                            292            16,542                 -          1996
Avalon Station                                222            12,537                 -          1994
Avalon Woods                                  203            10,928                 -          1994
Avalon at Decoverly                           680            40,538                 -          1995
Avalon Knoll                                  396            23,014            13,755          1993
Avalon Fields I & II                          454            26,739            11,881          1996
Avalon Crossing                               299            18,038                 -          1996
Avalon at Lake Arbor                          243            14,032                 -          1995
4100 Massachusetts Avenue                     754            45,546                 -          1994
Avalon at Danada Farms                        809            49,151                 -          1997
Avalon at West Grove                          572            33,755                 -          1997
Avalon at Stratford Green                     468            28,230                 -          1997
Avalon at Montgomery                          350            20,371                 -          1997
Avalon Heights                                339            20,485                 -          1997
Avalon at Willow Lake                         338            19,843                 -          1997
Avalon at Geist                               267            15,881                 -          1997
Avalon at Devonshire                          807            47,716            27,305          1997
The Gates of Edinburg                         391            23,471                 -          1998
Avalon at Town Centre                         392            23,242                 -          1998
Avalon at Town Square                         238            13,974                 -          1998
Avalon at Oxford Hill                         664            38,774                 -          1998
                                      ------------      ------------      ------------
                                          148,153         3,445,629           445,371
                                      ------------      ------------      ------------
Development Communities
-----------------------
Avalon Towers by the Bay                        -            37,139                 -
CentreMark                                    169            48,272                 -
Paseo Alameda                                   -            39,120                 -
Rosewalk at Waterford Park II                   -            18,201                 -
Avalon Oaks                                     -            15,029                 -
Avalon Valley                                   -            12,024                 -
Avalon Corners                                  -            11,756                 -
Avalon Lake                                     -             9,274                 -
Avalon Court North                              -            11,315                 -
The Tower at Avalon Cove                        -            33,146                 -
Avalon Willow                                   -            27,003                 -
The Avalon                                      -            12,885                 -
Avalon Crest                                    -            38,233                 -
Avalon at Fox Mill                              -             4,838                 -
                                                -                 -                 -
                                      ------------      ------------      ------------
                                              169           318,235                 -
                                      ------------      ------------      ------------

Corporate                                   3,500           126,995                 -
                                      ------------      ------------      ------------

                                          151,822         3,890,859           445,371
                                      ============      ============      ============

                         AVALONBAY COMMUNITIES, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998
                            (Dollars in thousands)

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following estimated useful lives, on a straight line basis:

Building - 30 years
Improvements, upgrades and FF&E - not to exceed 7 years

The aggregate cost of total real estate for Federal income tax purposes was approximately $2.9 billion at December 31, 1998.

The changes in total real estate assets for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                     Years ended December 31,
                                                          --------------------------------------------
                                                              1998            1997            1996
                                                          ------------     -----------     -----------
Balance, beginning of period                              $  1,373,515     $   750,347     $   498,210
Acquisitions, Construction Costs and Improvements            2,826,711         623,168         252,137
Dispositions                                                  (157,545)              -               -
                                                          ------------     -----------     -----------
Balance, end of period                                    $  4,042,681     $ 1,373,515     $   750,347
                                                          ============     ===========     ===========

The changes in accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                     Years ended December 31,
                                                          --------------------------------------------
                                                              1998            1997            1996
                                                          ------------     -----------     -----------
Balance, beginning of period                              $     79,031     $    52,554     $    34,552
Depreciation for period                                         78,134          26,477          18,002
Dispositions                                                    (5,343)              -               -
                                                          ------------     -----------     -----------
Balance, end of period                                    $    151,822     $    79,031     $    52,554
                                                          ============     ===========     ===========