Form 10-Q
period 1999-03-31
AVALONBAY COMMUNITIES INC
filed 1999-05-14
CIK 915912

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

                  For the quarterly period ended March 31, 1999

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

                             Yes[X]            No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 64,471,749 shares outstanding as of May 1, 1999

================================================================================

                           AVALONBAY COMMUNITIES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited)
         and December 31,1998 (audited)....................................................          2

         Condensed Consolidated Statements of Operations (unaudited) for the three months
         ended March 31, 1999 and 1998.....................................................          3

         Condensed Consolidated Statements of Cash Flows (unaudited) for the three months
         ended March 31, 1999 and 1998.....................................................        4-5

         Notes to Condensed Consolidated Financial Statements (unaudited)..................       6-15


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations........................................................................      16-39

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................         40

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................         40

Item 2.  Changes in Securities.............................................................         40

Item 3.  Defaults Upon Senior Securities...................................................         40

Item 4.  Submission of Matters to a Vote of Security Holders...............................         40

Item 5.  Other Information.................................................................         40

Item 6.  Exhibits and Reports on Form 8-K..................................................      40-41

Signatures.................................................................................         42

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                          AVALONBAY COMMUNITIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                                                   3-31-99
                                                                                 (unaudited)        12-31-98
                                                                                -------------     ------------
ASSETS
Real estate:
       Land                                                                       $   703,126      $   705,989
       Buildings and improvements                                                   2,564,171        2,585,247
       Furniture, fixtures and equipment                                              107,956          103,396
                                                                                  -----------      -----------
                                                                                    3,375,253        3,394,632
       Less acccumulated depreciation                                                (167,922)        (143,135)
                                                                                  -----------      -----------
       Net operating real estate                                                    3,207,331        3,251,497
       Construction in progress (including land)                                      500,630          407,870
       Communities held for sale                                                      273,792          231,492
                                                                                  -----------      -----------
           Total real estate, net                                                   3,981,753        3,890,859


Cash and cash equivalents                                                              18,590            8,890
Cash in escrow                                                                          7,478            7,496
Resident security deposits                                                             11,026           10,383
Investments in unconsolidated joint ventures                                           17,169           17,211
Deferred financing costs, net                                                          12,675           12,376
Deferred development costs                                                             12,262           11,768
Paricipating mortgage notes, prepaid expenses and other assets                         73,082           71,221
                                                                                  -----------      -----------
                   TOTAL ASSETS                                                   $ 4,134,035      $ 4,030,204
                                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Variable rate unsecured credit facility                                           $   323,000      $   329,000
Unsecured senior notes                                                                835,000          710,000
Notes payable                                                                         444,533          445,371
Dividends payable                                                                      42,688           43,323
Payables for construction                                                              40,909           48,933
Accrued expenses and other liabilities                                                 58,901           43,074
Accrued interest payable                                                               12,541           19,415
Resident security deposits                                                             20,389           19,422
                                                                                  -----------      -----------
                    TOTAL LIABILITIES                                               1,777,961        1,658,538
                                                                                  -----------      -----------

Minority interest of unitholders in consolidated partnerships                          31,614           32,213


Stockholders' equity:
   Preferred stock, $.01 par value; $25 liquidation value; 50,000,000 shares authorized at March 31, 1999 and December 31, 1998;
         18,322,700 shares outstanding at both March 31, 1999 and December
         31, 1998                                                                         183              183
    Common stock, $.01 par value; 140,000,000 shares authorized at both
        March 31, 1999 and December 31, 1998; 64,107,629 and 63,887,126
        shares outstanding at March 31, 1999 and December 31, 1998,
        respectively                                                                      641              639
    Additional paid-in capital                                                      2,430,752        2,423,326
    Deferred compensation                                                              (3,896)          (4,356)
    Dividends in excess of accumulated earnings                                      (103,220)         (80,339)
                                                                                  -----------      -----------
                      TOTAL STOCKHOLDERS' EQUITY                                    2,324,460        2,339,453
                                                                                  -----------      -----------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 4,134,035      $ 4,030,204
                                                                                  ===========      ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AVALONBAY COMMUNITIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (Dollars in thousands, except share data)


                                                                                 For the three months ended
                                                                               -------------------------------
                                                                                  3-31-99           3-31-98
                                                                               --------------    -------------
Revenue:
    Rental income                                                               $     118,191     $     45,326
    Management fees                                                                       339               --
    Other income                                                                           29                4
                                                                               --------------    -------------
         Total revenue                                                                118,559           45,330
                                                                               --------------    -------------


Expenses:
    Operating expenses, excluding property taxes                                       32,401           11,391
    Property taxes                                                                     10,657            3,626
    Interest expense                                                                   16,337            6,249
    Depreciation and amortization                                                      27,503            9,867
    General and administrative                                                          2,367            1,171
    Non-recurring charges                                                              16,524               --
                                                                               --------------    -------------
         Total expenses                                                               105,789           32,304
                                                                               --------------    -------------


Equity in income of unconsolidated joint ventures                                         726               --
Interest income                                                                         1,665              107
Gain on sale of communities                                                             5,079               --
Minority interest in consolidated partnerships                                           (433)            (154)
                                                                               --------------    -------------

Net income                                                                             19,807           12,979
Dividends attributable to preferred stock                                              (9,945)          (4,029)
                                                                               --------------    -------------

Net income available to common stockholders                                     $       9,862     $      8,950
                                                                               ==============    =============


Per common share:

    Net income - basic                                                          $        0.15     $       0.34
                                                                               ==============    =============

    Net income - diluted                                                        $        0.15     $       0.34
                                                                               ==============    =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AVALONBAY COMMUNITIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)


                                                                                   For the three months ended
                                                                                  ----------------------------
                                                                                    3-31-99         3-31-98
                                                                                  ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $    19,807     $    12,979
    Adjustments to reconcile net income to cash provided
       by operating activities:
            Depreciation and amortization                                               27,503           9,867
            Amortization of deferred compensation                                          460              --
            Equity in income of unconsolidated joint ventures                             (726)             --
            Income allocated to minority interest in consolidated
            partnerships                                                                   433             154
            Gain on sale of communities                                                 (5,079)             --
            Increase (decrease) in cash in escrow                                           18            (248)
            Increase in participating mortgage notes, prepaid
                expenses and other assets                                               (2,504)         (6,774)
            Increase in accrued expenses, other liabilities and accrued
                interest payable                                                        11,213           9,216
                                                                                  ------------    ------------
            Net cash provided by operating activities                                   51,125          25,194
                                                                                  ------------    ------------


CASH FLOWS USED IN INVESTING ACTIVITIES:
    Investments in unconsolidated joint ventures                                           (69)             --
    (Decrease) increase in construction payables                                        (8,024)          1,576
    Proceeds from sale of communities, net of selling costs                             12,991              --
    Purchase and development of real estate                                           (127,598)       (122,555)
                                                                                  ------------    ------------
            Net cash used in investing activities                                     (122,700)       (120,979)
                                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net                                                        7,428           3,273
    Dividends paid                                                                     (43,323)        (14,928)
    Proceeds from sale of unsecured senior notes                                       125,000         150,000
    Payment of deferred financing costs                                                   (797)             --
    Repayments of notes payable                                                           (838)           (493)
    Borrowings under unsecured facilities                                              126,000         106,700
    Repayments of unsecured facilities                                                (132,000)       (148,900)
    Distributions to minority partners                                                    (195)           (163)
                                                                                  ------------    ------------
           Net cash provided by financing activities                                    81,275          95,489
                                                                                  ------------    ------------

           Net increase (decrease) in cash                                               9,700            (296)

Cash and cash equivalents, beginning of period                                           8,890           3,188
                                                                                  ------------    ------------

Cash and cash equivalents, end of period                                           $    18,590     $     2,892
                                                                                  ============    ============

Cash paid during period for interest, net of amount capitalized                    $    21,903     $     4,278
                                                                                  ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosures of non-cash investing and financing activities:

The Company assumed debt in connection with acquisitions totaling $10,400 during the three months ended March 31, 1998. During the three months ended March 31, 1999, 17,598 units of limited partnership were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company for an equal number of shares of the Company's Common Stock.

Dividends declared but not paid as of March 31, 1999 and 1998 totaled $42,688 and $12,695, respectively.

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

At March 31, 1999, the Company owned or held an ownership interest in 127 operating apartment communities containing 37,969 apartment homes in sixteen states and the District of Columbia of which 12 communities containing 4,158 apartment homes were under reconstruction. The Company also owned 13 communities with 2,951 apartment homes under construction and rights to develop an additional 31 communities that will contain an estimated 8,314 apartment homes.

During the first quarter of 1999, one new development community, CentreMark, located in the San Jose, California area was completed containing 311 apartment homes for a total investment of $49,000.

During the first quarter of 1999, the Company purchased two parcels of land for the future development of two apartment communities. The cost of the land was approximately $19,200. The commencement of construction related to these communities is pending availability of cost effective capital and the Company has not established a date for the commencement of construction at this time.

Dispositions during the first quarter of 1999 consisted of the sale of one community, Blairmore, located in the Central Valley, California area. Net proceeds from the sale of the 252 apartment home community were approximately $13,000 resulting in a net gain of approximately $3,600. The proceeds will be re-deployed to development and redevelopment communities. Pending such redeployment, the proceeds from the sale of this community were primarily used to repay amounts outstanding under the Company's variable rate unsecured credit facility (the "Unsecured Facility").

During the first quarter of 1999, financing in the amount of $6,320 which was provided to the purchaser of Sommerset, a community sold by the Company in the fourth quarter of 1998, was repaid. Accordingly, in 1999, the Company recognized gain on the sale of Sommerset of approximately $1,500 that was deferred as of December 31, 1998.

During the first quarter of 1999, the Company issued $125,000 of medium-term notes. The notes bear interest at 6.58%, and will mature on February 15, 2004. The net proceeds of approximately $124,300 to the Company were used to repay amounts outstanding under the Company's Unsecured Facility.

In February 1999, the Company announced certain management changes including (i) the departure of three senior officers who became entitled to severance in connection with the termination of their employment and (ii) the relocation of the Company's west coast accounting group to the Company's

Alexandria, Virginia headquarters and related employee departures. The Company recorded a non-recurring charge of approximately $16,000 in the first quarter of 1999 relating to this management realignment including severance costs and certain related organizational adjustments. Because a plan of management realignment was not in existence on June 4, 1998, the date of the Company's merger with Avalon, this charge is not considered a part of the Company's purchase price for Avalon, and accordingly, the expenses associated with the management realignment have been treated as a non-recurring charge in the first quarter of 1999.

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to make the information presented not misleading. In the opinion of Management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods have been included.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned partnerships as well as four subsidiary partnerships structured as DownREITs. In each of the four partnerships structured as DownREITs, the Company is the general partner and there are one or more limited partners whose interest in the partnership is denominated in units of limited partnership interest ("Units"). For each DownREIT partnership, limited partners who hold Units are entitled to receive certain distributions (a "Stated Distribution") prior to any distribution that such DownREIT partnership makes to the general partner. Although the partnership agreements for each of the DownREITs are different, currently the Stated Distributions that are paid in respect of the DownREIT Units in general approximate the dividend rate applicable to shares of Common Stock of the Company. Each DownREIT partnership has been structured in a manner that makes it unlikely that the limited partners will be entitled to any greater distribution than the Stated Distribution. Each holder of Units has the right to require the DownREIT partnership that issued a Unit to redeem that Unit at a cash price equal to the then fair market value of a share of Common Stock of the Company, except that the Company has the right to acquire any Unit so presented for redemption for one share of Common Stock. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate

Significant expenditures which improve or extend the life of the asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during development, redevelopment and acquisition. Expenditures for maintenance and repairs are charged to operations as incurred.

The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset is delivered and a final certificate of occupancy is issued. Cost capitalization during redevelopment of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out-of-service for redevelopment and ends when the apartment home redevelopment is completed and the apartment home is placed-in-service. The Company increased the West Coast portfolio's threshold for capitalization of community improvements from $5,000 per occurrence to $15,000 per occurrence effective January 1, 1999, in order to conform to the company-wide threshold for capitalization of community improvements.

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

Earnings per Common Share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." In accordance with the provisions of SFAS No. 128, basic earnings per share for the three months ended March 31, 1999 and 1998 is computed by dividing earnings available to common shares (net income less preferred stock dividends) by the weighted average number of shares outstanding during the period. Additionally, other potentially dilutive common shares are considered when calculating earnings per share on a diluted basis. The Company's basic and diluted weighted average shares outstanding for the three months ended March 31, 1999 and 1998 are as follows:

                                                             Three Months Ended
                                                        -----------------------------
                                                          3-31-99           3-31-98
                                                        -----------       -----------
       Weighted average common shares
           outstanding - basic                           63,986,633        26,172,571

       Weighted average units outstanding                   876,546            --
                                                        -----------       -----------

       Weighted average common shares
           and units outstanding - basic                 64,863,179        26,172,571
       Shares issuable from assumed
       conversion of:
           Common stock options                             266,746            --
           Unvested restricted stock grants                  83,695            --
                                                        -----------       -----------

       Weighted average common shares
           and units outstanding - diluted               65,213,620        26,172,571
                                                        ===========       ===========

On a weighted average basis, at March 31, 1998, there were 2,713,822 shares of convertible Preferred Stock, 278,669 Common Stock options and 295,121 operating partnership units that were antidilutive. Therefore, for the three months ended March 31, 1998, there were effectively no dilutive common share equivalents outstanding.

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

As part of the fair value adjustment discussed above, management made certain estimates related to individual community real estate asset values. Subsequent to the Merger, the Company sold several assets previously owned by Avalon, which would have resulted in the recognition of material gains prior to the Merger, but resulted in no gain due to each asset's fair value allocation. In the future, for a period of no more than one year after the Merger, management will continue to reassess, on an asset-by-asset basis, the value assigned to real estate assets previously owned by Avalon as they are disposed, to ensure that any potential gain or loss based on the current purchase price allocation is appropriate based on any change in economic events between the Merger and the date of sale.

3. Interest Capitalized

Capitalized interest associated with projects under development or redevelopment totaled $7,283 and $2,964 for the three months ended March 31, 1999 and 1998, respectively.

4. Notes Payable, Unsecured Senior Notes and Credit Facility

The Company's notes payable, unsecured senior notes and credit facility are summarized as follows:

                                                                        3-31-99           12-31-98
                                                                     -------------     -------------

      Fixed rate notes payable (conventional and tax-exempt)         $     387,268     $     388,106
      Variable rate notes payable (tax-exempt)                              57,265            57,265
      Fixed rate unsecured senior notes                                    835,000           710,000
                                                                     -------------     -------------

         Total notes payable and unsecured senior notes                  1,279,533         1,155,371

      Variable rate unsecured credit facility                              323,000           329,000
                                                                     -------------     -------------

         Total notes payable, unsecured senior notes and
            credit facility                                          $   1,602,533     $   1,484,371
                                                                     =============     =============

Notes payable are collateralized by certain apartment communities and mature at various dates from July 1999 through December 2036. The weighted average interest rate of variable rate notes (tax-exempt) was 4.3% at March 31, 1999. The weighted average interest rate of fixed rate notes (conventional and tax-exempt) was 6.7% at March 31, 1999.

The Company's unsecured senior notes consist of the following:

                                           Interest        Maturity
                           Principal         rate            date
                           ---------         ----            ----

                            $100,000        7.375%           2002
                             $50,000         6.25%           2003
                            $100,000          6.5%           2003
                            $125,000         6.58%           2004
                            $100,000        6.625%           2005
                             $50,000          6.5%           2005
                            $150,000          6.8%           2006
                            $110,000        6.875%           2007
                             $50,000        6.625%           2008

The Company's unsecured senior notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company's required debt service payments.

The Company's $600,000 Unsecured Facility is with Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Fleet National Bank, serving as co-agents for a syndicate of commercial banks. The Unsecured Facility bears interest at a spread over the London Interbank Offered Rate ("LIBOR") based on rating levels achieved on the Company's senior unsecured notes and on a maturity selected by the Company. The current stated pricing is LIBOR plus .6% per annum. The Unsecured Facility, which was put into place during June 1998, replaced three separate credit facilities previously available to the separate companies prior to the Merger. The terms of the retired facilities were similar to the Unsecured Facility. In addition, the Unsecured Facility includes a competitive bid option (which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the Unsecured Facility) for up to $400,000. The Company is subject to certain customary covenants under the Unsecured Facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company's Funds from Operations, as defined therein. The Unsecured Facility matures in July 2001 and has two, one-year extension options.

5. Stockholders' Equity

The following summarizes the changes in stockholders' equity for the three months ended March 31, 1999:

                                                                                                       Dividends
                                                                       Additional                    in excess of
                                           Preferred      Common        paid-in        Deferred       accumulated
                                             stock        stock         capital      compensation      earnings           Total
                                          -----------   ----------   -------------   ------------   ---------------   -------------
Stockholders' equity, December 31, 1998   $       183   $      639   $   2,423,326   $    (4,356)   $      (80,339)   $  2,339,453
Dividends declared to common and
  preferred stockholders                           --           --              --            --           (42,688)        (42,688)
Issuance of common stock                           --            2           7,426            --                --           7,428
Amortization of deferred compensation              --           --              --           460                --             460
Net income                                         --           --              --            --            19,807          19,807
                                          -----------   ----------   -------------   ------------   ---------------   -------------
Stockholders' equity, March 31, 1999      $       183   $      641   $   2,430,752   $    (3,896)   $     (103,220)   $  2,324,460
                                          ===========   ==========   =============   ============   ===============   =============

6. Investments in Unconsolidated Joint Ventures

In connection with the Merger, the Company succeeded to certain investments in unconsolidated joint ventures. At March 31, 1999, these investments consisted of a 50% general partnership interest in Falkland Partners, a 49% equity interest in Avalon Run and a 50% partnership interest in Avalon Grove. The following is a combined summary of the financial position of these joint ventures as of the dates presented (which includes the period prior to the Merger):

                                                                   3-31-99         12-31-98
                                                               -------------    --------------

      Assets:
         Real estate, net                                      $      95,844    $       96,419
         Other assets                                                  4,800             4,532
                                                               -------------    --------------

            Total assets                                       $     100,644    $      100,951
                                                               =============    ==============
      Liabilities and partners' equity:
         Mortgage notes payable                                $      26,000    $       26,000
         Other liabilities                                             5,029             4,933
         Partners' equity                                             69,615            70,018
                                                               -------------    --------------

            Total liabilities and partners' equity             $     100,644    $      100,951
                                                               =============    ==============

The following is a combined summary of the operating results of these joint ventures for the periods presented (which includes the periods prior to the Merger):

                                    Three months ended
                                 ------------------------
                                  3-31-99       3-31-98
                                 ----------    ----------

Rental income                     $  5,088      $  4,764
Other income                             5             7
Operating expenses                  (1,384)       (1,289)
Mortgage interest expense             (184)         (197)
Depreciation and amortization         (772)         (753)
                                 ----------    ----------

                                  $  2,753      $  2,532
                                 ==========    ==========

7. Communities Held for Sale

During 1998, the Company completed a strategic planning effort resulting in a decision to pursue a disposition strategy for certain assets in markets that did not meet the Company's long-term strategic direction. The Company will solicit competing bids from unrelated parties for these individual assets, and will consider the sales price and tax ramifications of each proposal. Management sold seven communities in connection with this disposition strategy in 1998, and one community during the first quarter of 1999. Management intends to actively market the remaining assets for sale during 1999. However, there can be no assurance that such assets can be sold, or that the sales will be on terms that are beneficial to the Company.

The assets targeted for sale include land, buildings and improvements and furniture, fixtures and equipment, and are recorded at the lower of cost or fair value less estimated selling costs. The Company has not recognized a write down in its real estate to arrive at net realizable value. At March 31, 1999, total real estate, net of accumulated depreciation, subject to sale totaled $273,792. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company's condensed consolidated statements of operations include net income of the communities held for sale of $2,006 and $320 for the three months ended March 31, 1999 and 1998, respectively. Depreciation expense on these assets, which was not recognized subsequent to the date of held-for-sale classification, totaled $2,113 for the three months ended March 31, 1999.

8. Segment Reporting

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

The Company's reportable operating segments include Stable Communities, Developed Communities and Redeveloped Communities:

- Stable Communities are communities that 1) have attained stabilized occupancy levels (95% occupancy) and operating costs since the beginning of the prior calendar year (these communities are also known as Established Communities); or 2) were acquired subsequent to the beginning of the previous calendar year but were stabilized in terms of occupancy levels and operating costs at the time of acquisition, and remained stabilized throughout the end of the current calendar year. Stable Communities do not include communities where planned redevelopment or development activities have not yet commenced. The primary financial measure for this business segment is Net Operating Income ("NOI"), which represents total revenue less operating expenses and property taxes. With respect to Established Communities, an additional financial measure of performance is NOI for the current year as compared against the prior year and against current year budgeted NOI. With respect to other Stable Communities, performance is primarily based on reviewing growth in NOI for the current period as compared against prior periods within the calendar year and against current year budgeted NOI.

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

Net Operating Income for each community is generally equal to that community's contribution to Funds from Operations ("FFO"). Interest expense related to indebtedness secured by an individual community and depreciation and amortization on non-real estate assets are not included in the community's NOI whereas these amounts do decrease FFO.

The segments are classified based on the individual community's status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable.

In addition to reporting segments based on the above property types, the Company previously reported results within these segments based on the West and East Coast geographic areas. This disclosure was provided because the West and East Coast geographic areas substantially reflected the operating communities of Bay and Avalon, respectively, prior to the Merger. Management currently reviews its operating segments by geographic regions, including Northern and Southern California, Pacific Northwest, Northeast, Mid-Atlantic and Midwest regions. These individual regions contain similar economic characteristics and also meet the other criteria which permit the regions to be aggregated into one reportable region.

The accounting policies applicable to the operating segments described above are the same as those described in the summary of significant accounting policies in the Company's Form 10-K.

                                                  Stable          Developed     Redeveloped
                                               Communities       Communities    Communities      Other            Total
                                               -----------       -----------   -------------     -----            -----
For the three months ended 3/31/99
----------------------------------

Segment Results

        Total revenue                           $   87,307       $   7,697      $   7,990     $    15,068     $     118,062
        Net Operating Income                    $   60,628       $   5,771      $   5,542     $     8,810     $      80,751
        Gross real estate                       $2,629,152       $ 224,497      $ 245,805     $   885,496     $   3,984,950

Non-allocated operations

        Total revenue                           $       --       $      --      $      --     $       497     $         497
        Net Operating Income                    $       --       $      --      $      --     $       438     $         438
        Gross real estate                       $       --       $      --      $      --     $   174,616     $     174,616

Total, AvalonBay

        Total revenue                           $   87,307       $   7,697      $   7,990     $    15,565     $     118,559
        Net Operating Income                    $   60,628       $   5,771      $   5,542     $     9,248     $      81,189
        Gross real estate                       $2,629,152       $ 224,497      $ 245,805     $ 1,060,112     $   4,159,566

For the three months ended 3/31/98
----------------------------------

Segment Results

        Total revenue                           $   19,081       $   1,319      $   5,816     $    19,035     $      45,251
        Net Operating Income                    $   14,082       $   1,041      $   4,123     $    12,155     $      31,401
        Gross real estate                       $  476,411       $  29,497      $ 179,025     $   806,474     $   1,491,407

Non-allocated operations

        Total revenue                           $       --       $      --      $      --     $        79     $          79
        Net Operating Income                    $       --       $      --      $      --     $        79     $          79
        Gross real estate                       $       --       $      --      $      --     $    15,063     $      15,063

Total, AvalonBay

        Total revenue                           $   19,081       $   1,319      $   5,816     $    19,114     $      45,330
        Net Operating Income                    $   14,082       $   1,041      $   4,123     $    12,234     $      31,480
        Gross real estate                       $  476,411       $  29,497      $ 179,025     $   821,537     $   1,506,470


Operating expenses as reflected on the Condensed Consolidated Statements of Operations include $5,688 and $1,167 for the three months ended March 31, 1999 and 1998, respectively, of property management overhead costs that are not allocated to individual communities. These costs are not reflected in Net Operating Income as shown in the above tables. Communities held for sale as reflected on the Condensed Consolidated Balance Sheets is net of $9,891 of accumulated depreciation as of March 31, 1999.

In June 1998, the Company completed the Merger with Avalon. The Merger and related transactions were accounted for using the purchase method of accounting in accordance with GAAP. Accordingly, the results of operations of the Avalon communities prior to June 4, 1998 are not included in the results of operations of the Company. Avalon communities are included in Established Communities for Management's decision making purposes although the results of operations prior to the Merger are not included in the Company's historical operating results determined in accordance with GAAP. For comparative purposes, the 1998 operating information for the Company is presented on the following page on a pro forma basis (unaudited) assuming the Merger had occurred as of January 1, 1998.

                                                  Stable          Developed     Redeveloped
                                               Communities       Communities    Communities      Other            Total
                                               -----------       -----------   -------------     -----            -----
For the three months ended 3/31/98
----------------------------------

Segment Results

        Total revenue                           $   58,146        $ 11,291      $   5,816     $    25,035     $     100,288
        Net Operating Income                    $   40,243        $  8,733      $   4,123     $    15,916     $      69,015
        Gross real estate                       $1,488,055        $294,281      $ 179,025     $ 1,090,508     $   3,051,869

Non-allocated operations

        Total revenue                           $       --        $     --      $      --     $       558     $         558
        Net Operating Income                    $       --        $     --      $      --     $       492     $         492
        Gross real estate                       $       --        $     --      $      --     $    48,551     $      48,551

Total, AvalonBay

        Total revenue                           $   58,146        $ 11,291      $   5,816     $    25,593     $     100,846
        Net Operating Income                    $   40,243        $  8,733      $   4,123     $    16,408     $      69,507
        Gross real estate                       $1,488,055        $294,281      $ 179,025     $ 1,139,059     $   3,100,420

9. Subsequent Events

During May 1999, the Company sold Avalon at Park Center, a 492 apartment home community located in Northern Virginia, and Avalon at Lake Arbor, a 209 apartment home community located in Southern Maryland. The net proceeds of approximately $57,000 from the sale of the community will be re-deployed to development and redevelopment communities. Pending such redeployment, the proceeds from the sale of these communities were used to repay amounts outstanding under the Company's Unsecured Facility.

During May 1999, the Company purchased a parcel of land for the future development of one apartment community. The cost of the land was approximately $4,800. The commencement of construction related to this community is pending availability of cost effective capital and the Company has not established a date for the commencement of constrution at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this Form 10-Q, including the footnotes to the Company's condensed consolidated financial statements, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not solely report historical matters identify forward-looking statements. In addition, information concerning construction, occupancy and completion of Development and Redevelopment Communities and Development Rights (as each term is hereinafter defined) and related cost, yield and EBITDA estimates, as well as the cost, timing and effectiveness of Year 2000 compliance, are forward-looking statements. Reliance should not be placed on forward-looking statements as they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Certain factors that might cause such differences include, but are not limited to, the following: the Company may not be successful in managing its current growth in the number of apartment communities and the related growth of its business operations; the Company's expansion into new geographic market areas may not produce financial results that are consistent with its historical performance; the Company may fail to secure or may abandon development opportunities; construction costs of a community may exceed original estimates; construction and lease-up of Development and Redevelopment Communities may not be completed on schedule, resulting in increased debt service expense, construction costs and reduced rental revenues; occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond management's control; financing may not be available on favorable terms and reliance on cash flow from operations and access to cost effective capital may be insufficient to enable the Company to pursue opportunities or develop its pipeline of Development Rights; the Company's cash flow may be insufficient to meet required payments of principal and interest, and existing indebtedness may not be able to be refinanced or the terms of such refinancing may not be as favorable as the terms of existing indebtedness; and the Company and its suppliers and service providers may experience unanticipated delays or expenses in achieving Year 2000 compliance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 1998 and the notes included in the Company's annual report on Form 10-K.

General

The Company is a Maryland corporation that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. The Company is focused on the ownership and operation of institutional-quality apartment communities in high barrier-to-entry markets of the United States. These markets are located in Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country. The Company is the surviving corporation from the merger (the "Merger") of Avalon Properties, Inc. ("Avalon") with and into the Company (sometimes hereinafter referred to as "Bay" before the Merger) on June 4, 1998. The Merger was accounted for as a purchase of Avalon by Bay. In conjunction with the Merger, the Company changed its name from Bay Apartment Communities, Inc. to AvalonBay Communities, Inc.

The Company is a fully-integrated real estate organization with in-house acquisition, development, redevelopment, construction, reconstruction, financing, marketing, leasing and management expertise. With its experience and in-house capabilities, the Company believes it is well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in its target markets, although the Company may be constrained in its ability to pursue attractive opportunities by capital market conditions that limit the availability of cost effective capital to finance these activities.

The Company's management ("Management") believes apartment communities present an attractive investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand during all phases of a real estate cycle. The Company intends to pursue appropriate new investments (both new developments and acquisitions of communities) in markets where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years.

The Company's real estate investments as of May 1, 1999 consist primarily of apartment communities in various stages of the development cycle and land or land options held for development. Such investments can be divided into the following categories:

                                                                 Number of                           Number of
                                                                communities                       apartment homes
                                                                -----------                       ---------------

            Current Communities:                                     125                                37,268
            -------------------

                  Established Communities:                            65                                18,438
                        Northern California                           25                                 6,461
                        Southern California                            3                                   600
                        Mid-Atlantic                                  19                                 5,631
                        Northeast                                     17                                 5,248
                        Midwest                                        1                                   498

                  Other Stabilized Communities:                       47                                14,361
                        Northern California                            8                                 2,523
                        Southern California                            8                                 2,472
                        Mid-Atlantic                                   9                                 2,493
                        Northeast                                     10                                 3,773
                        Midwest                                       11                                 2,836
                        Pacific Northwest                              1                                   264

                  Lease-Up Communities                                 1                                   311

                  Redevelopment Communities                           12                                 4,158

            Development Communities                                   13                                 2,951
            -----------------------

            Development Rights                                        31                                 8,314 (*)
            ------------------

       (*) Represents an estimate

       Current Communities are apartment communities where construction is complete and the community has either reached stabilized occupancy or is in the initial lease-up process or under redevelopment. Current Communities include the following sub-classifications:

           Stabilized Communities. Represents all Current Communities that have completed initial lease-up by attaining physical occupancy levels of at least 95% or have been completed for one year, whichever occurs earlier.

           - Established Communities. Represents all Stabilized Communities owned by Bay (or by Avalon and subsequently acquired by the Company in connection with the Merger) as of January 1, 1998, with stabilized operating costs as of January 1, 1998 such that a comparison of 1998 operating results to 1999 operating results is meaningful. The Established Communities fall into one of six geographic areas including Northern California, Southern California, Mid-Atlantic, Northeast and Midwest regions. At March 31, 1999, there were no Established Communities in the Pacific Northwest.

           - Other Stabilized Communities. Represents Stabilized Communities as defined above, but which attained such classification or were acquired after January 1, 1998.

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

       Development Communities are communities that are under construction and for which a final certificate of occupancy has not been received. These communities may be partially complete and operating.

       Development Rights are development opportunities in the early phase of the development process for which the Company has an option to acquire land or owns land to develop a new community. Related pre-development costs have been incurred and capitalized in pursuit of these new developments.

Of the Current Communities, the Company holds a fee simple ownership interest in 107 operating communities (one of which is on land subject to a 149 year land lease); a general partnership interest in four partnerships that hold a fee simple interest in four other operating communities; a general partnership interest in four partnerships structured as "DownREITs" (as described more fully below) that own 13 communities; and a 100% interest in a senior participating mortgage note secured by one community. The Company holds a fee simple ownership interest in each of the Development Communities except for two communities that are owned by partnerships in which the Company holds a general partnership interest.

In each of the four partnerships structured as DownREITs, the Company is the general partner and there are one or more limited partners whose interest in the partnership is denominated in units of limited partnership interest ("Units"). For each DownREIT partnership, limited partners who hold Units are entitled to receive certain distributions (a "Stated Distribution") prior to any distribution that such DownREIT partnership makes to the general partner. Although the partnership agreements for each of the DownREITs are different, currently the Stated Distributions that are paid in respect of the DownREIT Units in general approximate the dividend rate applicable to shares of Common Stock of the Company. Each DownREIT partnership has been structured in a manner that makes it unlikely that the limited partners will be entitled to any greater distribution than the Stated Distribution. Each holder of Units has the right to require the DownREIT partnership that issued a Unit to redeem that Unit at a cash price equal to the then fair market value of a share of Common Stock of the Company, except that the Company has the right to acquire any Unit so presented for redemption for one share of Common Stock.

As of May 1, 1999, there were 876,546 Units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

At March 31, 1999, Management had positioned the Company's portfolio of Stabilized Communities, excluding communities owned by joint ventures, to an average physical occupancy level of 95.8% and achieved an average economic occupancy of 95.8% and 97.1% for the three months ended March 31, 1999 and 1998, respectively. This continued high occupancy was achieved through aggressive marketing efforts combined with limited and targeted pricing adjustments. This positioning has resulted in overall growth in rental revenue from Established Communities between periods. It is Management's strategy to maximize total rental revenue through management of rental rates and occupancy levels. If market and economic conditions change, Management's strategy of maximizing total rental revenue could lead to lower occupancy levels. Given the high occupancy level of the portfolio, Management anticipates that any rental revenue and net income gains from the Company's Established Communities would be achieved primarily through higher rental rates and enhanced operating cost leverage provided by high occupancy.

The Company elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and has not revoked that election. The Company was incorporated under the laws of the State of California in 1978 and was reincorporated in the State of Maryland in July 1995. Its principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia 22314, and its telephone number at that location is (703) 329-6300. The Company also maintains regional offices in San Jose, California and Wilton, Connecticut and acquisition, development, redevelopment, construction, reconstruction or administrative offices in or near Boston, Massachusetts; Chicago, Illinois; Minneapolis, Minnesota; New York, New York; Newport Beach, California; Los Angeles, California; Princeton, New Jersey; Richmond, Virginia; and Seattle, Washington.

Recent Developments

Sales of Existing Communities. During 1998, the Company completed a strategic planning effort resulting in a decision to emphasize high barrier-to-entry markets where the Company believes it can achieve a sufficient market and management presence so as to achieve greater revenue growth, reduced operating expenses and leverage management talent. As part of this strategy, the Company is pursuing a disposition strategy for certain assets in markets that do not meet these requirements. The proceeds from the sale of these communities will be redeployed to the development and redevelopment of communities currently under construction or reconstruction. Pending such redeployment, the proceeds from the sale of these communities have been used to repay amounts outstanding under the Company's variable rate unsecured credit facility (the "Unsecured Facility").

In connection with this disposition strategy, the Company sold Blairmore, located in the Central Valley, California area, during the first quarter of 1999. Net proceeds from the sale of the 252 apartment home community were approximately $13,000,000 resulting in a net gain of approximately $3,600,000. During the fourth quarter of 1998, the Company sold Sommerset, a community located in the San Francisco, California area. To facilitate the sale of Sommerset, the Company provided short-term financing to the purchaser for $6,320,000, which was repaid during the first quarter of 1999. Accordingly, in 1999, the Company recognized gain on the sale of Sommerset of approximately $1,500,000 that had been deferred as of December 31, 1998.

The Company sold two additional communities, Avalon at Park Center, a 492 apartment home community located in the Northern Virginia area, and Avalon at Lake Arbor, a 209 apartment home community located in Southern Maryland, in April 1999 in connection with the disposition strategy. The net proceeds from the sale of these communities were approximately $57,000,000.

Land Acquired for Development. Since January 1, 1999, the Company has purchased three parcels of land for the future development of three apartment communities. The cost of the land was approximately $24,000,000. The commencement of construction related to these communities is pending availability of cost effective capital and the Company has not established a date for the commencement of construction at this time.

The development of communities entail risks that the investment will fail to perform in accordance with expectations. See "Risks of Development and Redevelopment" for Management's discussion of these and other risks inherent in developing new communities.

Organizational Changes. In February 1999, the Company announced certain management changes. The management changes included the departures of Charles H. Berman, the Company's President, Chief Operating Officer and a director; Jeffrey
B. Van Horn, Senior Vice President-Investments; and Max L. Gardner, Senior Vice President-Development/Acquisitions. Messrs. Berman, Van Horn and Gardner are entitled to severance benefits in accordance with the terms of their employment agreements with the Company dated as of March 9, 1998. In addition, the Company decided to relocate the west coast accounting group to the Company's Alexandria Virginia headquarters. The Company recorded a non-recurring charge of approximately $16 million in the first quarter of 1999 related to this management realignment and certain related organizational adjustments. Because a plan of management realignment was not in existence on June 4, 1998, the date of the Company's merger with Avalon, this charge is not considered a part of the Company's purchase price for Avalon and, accordingly, the expenses associated with the management realignment have been treated as a non-recurring charge. The recurring cost reductions associated with the organizational adjustments giving rise to the non-recurring charge are estimated by management to total approximately $3.5 million annually (some of which was previously capitalized overhead costs). The non-recurring charge is an estimate, and no assurance can be given as to the ultimate amount of payments related to this reorganization which could be greater or less than the estimates provided.

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

The analysis that follows compares the operating results of the Company for the three months ended March 31, 1999 and 1998.

Net income available to common stockholders increased $912,000 (10.2%) to $9,862,000 for the three months ended March 31, 1999 compared to $8,950,000 for the comparable period of the preceding year. Excluding non-recurring charges and gain on sale of communities, net income (as adjusted) increased by $12,357,000 from the comparable period of 1998. The primary reason for the increase in net income (as adjusted) is additional operating income from the communities acquired by the Company as a result of the Merger. The increase is also attributable to additional operating income from communities developed or acquired during 1998 and the first quarter of 1999, as well as growth in operating income from Established Communities.

Rental income increased $72,865,000 (160.8%) to $118,191,000 for the three months ended March 31, 1999 compared to $45,326,000 for the comparable period of the preceding year. Of the increase, $609,000 relates to rental revenue increases from Established Communities and $72,256,000 relates to rental revenue attributable to newly developed, redeveloped or acquired apartment homes, of which $60,091,000 relates to rental revenue attributable to communities the Company succeeded to in connection with the Merger.

    Overall Portfolio - The $72,865,000 increase is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 8,535 apartment homes for the three months ended March 31, 1998 to 28,499 apartment homes for the three months ended March 31, 1999 as a result of additional apartment homes from the former Avalon communities and the development, redevelopment and acquisition of new communities. For the three months ended March 31, 1999, the weighted average monthly revenue per occupied apartment home increased $106 (9.6%) to $1,209 compared to $1,103 for the comparable period of the preceding year.

    Established Communities - Rental revenue increased $609,000 (2.5%) for the three months ended March 31, 1999, compared to the comparable period of the preceding year due to market conditions that allowed for higher average rents, but lower economic occupancy levels. For the three months ended March 31, 1999, weighted average monthly revenue per occupied apartment home increased $58 (4.9%) to $1,246 compared to $1,188 for the comparable period of the preceding year. The average economic occupancy decreased 2.2% from 97.4% for the three months ended March 31, 1998 to 95.2% for the three months ended March 31, 1999.

    The Company's Established Communities consist only of communities located within the Northern California and Southern California markets. Compared to the prior year, most of the sub-markets within Northern California where the Company's communities are located have maintained a strong economic environment that has allowed for high occupancy levels and rent growth. However, Management believes that, beginning in October 1998, certain Northern California sub-markets that are primarily dependent on Silicon Valley employment have softened, in part due to Asian economic difficulties. These impacted sub-markets have experienced reduced rent growth and occupancy compared to other Northern California sub-markets.

    Established Communities (on a pro forma basis, assuming the Merger had occurred on January 1, 1998) - Rental revenue increased $2,773,000 (4.6%) for the three months ended March 31, 1999 compared to the comparable period of the preceding year due to market conditions that allowed for higher average rents, but lower economic occupancy levels. For the three months ended March 31, 1999, weighted average monthly revenue per occupied apartment home increased $58 (5.1%) to $1,191 compared to $1,133 for the comparable period of the preceding year. The average economic occupancy decreased from 96.6% for the three months ended March 31, 1998 to 96.1% for the three months ended March 31, 1999.

    Established Communities on a pro forma basis include the Established Communities as well as the communities owned by Avalon at January 1, 1998 with stabilized occupancy levels and operating costs as of that date, such that a comparison of 1998 operating results to 1999 operating results is meaningful. Established Communities on a pro forma basis include communities located in the Northeast, Mid-Atlantic and Midwest in addition to those communities located in Northern California and Southern California.

Management fees totaling $339,000 for the three months ended March 31, 1999 represent revenue from certain third-party contracts the Company succeeded to in connection with the Merger.

Operating expenses increased $21,010,000 (184.4%) to $32,401,000 for the three months ended March 31, 1999 compared to $11,391,000 for the comparable period of the preceding year.

    Overall Portfolio - The increase in operating expenses for the three months ended March 31, 1999 is primarily due to additional operating expenses from the former Avalon communities, and secondarily, due to the addition of newly developed, redeveloped or acquired apartment homes. Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

    Established Communities - Operating expenses increased $377,000 (8.4%) to $4,850,000 for the three months ended March 31, 1999 compared to $4,473,000 for the comparable period of the preceding year. The net change is the result of higher payroll, administrative and maintenance costs, offset by lower utility and insurance costs.

    Established Communities (on a pro forma basis, assuming the Merger had occurred on January 1, 1998) - Operating expenses increased $701,000 (5.9%) to $12,513,000 for the three months ended March 31, 1999 compared to $11,812,000 for the comparable period of the preceding year. The net change is the result of higher payroll and maintenance costs, offset by lower utility and insurance costs.

Property taxes increased $7,031,000 (193.9%) to $10,657,000 for the three months ended March 31, 1999 compared to $3,626,000 for the comparable period of the preceding year.

    Overall Portfolio - The increase for the three months ended March 31, 1999 is primarily due to additional expense from the former Avalon communities and secondarily due to the addition of newly developed, redeveloped or acquired apartment homes. Property taxes on Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

    Established Communities - Property taxes increased $19,000 (1.0%) to $1,862,000 for the three months ended March 31, 1999 compared to $1,843,000 for the comparable period of the preceding year. The increase is primarily the result of annual increases in property tax assessments.

    Established Communities (on a pro forma basis, assuming the Merger had occurred on January 1, 1998) - Property taxes increased $258,000 (4.9%) to $5,484,000 for the three months ended March 31, 1999 compared to $5,226,000 for the comparable period of the preceding year. The increase is primarily the result of increased assessments of property values and increased property tax rates in the Northeast and Mid-Atlantic regions.

Interest expense increased $10,088,000 (161.4%) to $16,337,000 for the three months ended March 31, 1999 compared to $6,249,000 for the comparable period of the preceding year. The increase is primarily attributable to debt assumed in connection with the Merger and secondarily due to the issuance of unsecured senior notes in 1998 and 1999, offset by an increase in capitalized interest due to an increase in the number of apartment homes under construction or reconstruction.

Depreciation and amortization increased $17,636,000 (178.7%) to $27,503,000 for the three months ended March 31, 1999 compared to $9,867,000 for the comparable period of the preceding year. The increase is primarily attributable to additional expense from the former Avalon communities and secondarily to acquisitions, development and redevelopment of communities in 1998 and 1999.

General and administrative expenses increased $1,196,000 (102.1%) to $2,367,000 for the three months ended March 31, 1999 compared to $1,171,000 for the comparable period of the preceding year. The increase is primarily due to costs incurred to support the Company's current portfolio as a result of the Merger.

Equity in income of unconsolidated joint ventures of $726,000 for the three months ended March 31, 1999 represents the Company's share of income of certain joint ventures that the Company succeeded to in connection with the Merger.

Interest income increased $1,558,000 to $1,665,000 for the three months ended March 31, 1999 compared to $107,000 for the comparable period of the preceding year. The increase is primarily due to the interest on the Avalon Arbor promissory note that the Company succeeded to in connection with the Merger and on the Fairlane Woods promissory note acquired in August 1998.

Capitalization of Fixed Assets and Community Improvements

The Company maintains a policy with respect to capital expenditures that generally provides that only non-recurring expenditures are capitalized. Improvements and upgrades are capitalized only if the item exceeds $15,000, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Effective January 1, 1999, the Company increased the West Coast portfolio's threshold for capitalization of community improvements from $5,000 per occurrence to $15,000 per occurrence, in order to conform to the company-wide threshold for capitalization of community improvements. Under this policy, virtually all capitalized costs are non-recurring, as recurring make ready costs are expensed as incurred, including costs of carpet and appliance replacements, floor coverings, interior painting and other redecorating costs. Purchases of personal property (such as computers and furniture) are capitalized only if the item is a new addition (i.e., not a replacement) and only if the item exceeds $2,500. The application of these policies for the three months ended March 31, 1999 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $20 per apartment home. For the three months ended March 31, 1999, the Company charged to maintenance expense, including carpet and appliance replacements, a total of approximately $7,800,000 for Stabilized Communities or $247 per apartment home. Management anticipates that capitalized costs per apartment home will gradually rise as the Company's portfolio of communities matures.

Liquidity and Capital Resources

Liquidity. A primary source of liquidity to the Company is cash flows from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates, occupancy levels and the Company's expenses with respect to such apartment homes. The timing, source and amount of cash flows provided by financing activities and used in investing activities have historically been sensitive to the capital markets environment. Thus, changes in the capital markets environment will affect the Company's plans for the undertaking of construction and development as well as acquisition activity.

Cash and cash equivalents increased from $2,892,000 at March 31, 1998 to $18,590,000 at March 31, 1999 due to the excess of cash provided by financing and operating activities over cash flow used in investing activities.

    Net cash provided by operating activities increased by $25,931,000 from $25,194,000 for the three months ended March 31, 1998 to $51,125,000 for the three months ended March 31, 1999 primarily due to an increase in operating income from the former Avalon communities as well as the existing Bay communities.

    Cash used in investing activities increased by $1,721,000 from $120,979,000 for the three months ended March 31, 1998 to $122,700,000 for the three months ended March 31, 1999. This increase in expenditures reflects increased construction and reconstruction activity, offset by a decrease in acquisition activity (which is attributable to higher yield requirements combined with a decrease in the availability of cost-effective capital) and the proceeds from the sale of one community in the first quarter of 1999.

    Net cash provided by financing activities decreased by $14,214,000 from $95,489,000 for the three months ended March 31, 1998 to $81,275,000 for the three months ended March 31, 1999 primarily due to higher repayments on the Unsecured Facility as well as an increase in dividends paid as a result of additional common and preferred shares issued in connection with the Merger.

The Company regularly reviews its short and long-term liquidity needs and the adequacy of Funds from Operations ("FFO") and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring operating expenses, debt service payments, the distribution required with respect to the Preferred Stock and the minimum dividend payments required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended. Management anticipates that these needs will be fully funded from cash flows provided by operating activities. Any short-term liquidity needs not provided by current operating cash flows would be funded from the Company's Unsecured Facility.

The Company believes that its principal long-term liquidity need is the repayment of medium and long-term debt, as well as the procurement of long-term debt to refinance construction and other development related short-term debt. Management anticipates that no significant portion of the principal of any indebtedness will be repaid prior to maturity. If the Company does not have funds on hand sufficient to repay such indebtedness, it will be necessary for the Company to refinance this debt. Such refinancing may be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. The Company also anticipates to have significant retained cash flow in each year so that when a debt obliqation matures, a portion of each maturity can be satisfied from such retained cash. Although the Company believes that it is well positioned and will have the capacity to meet its long-term liquidity needs, there can be no assurance that such additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms satisfactory to the Company.

Capital Resources. Management intends to match the long-term nature of its real estate assets with long-term cost effective capital. Management follows a focused strategy to help facilitate uninterrupted access to capital. This strategy includes:

1. Hiring, training and retaining associates with a strong resident service focus, which should lead to higher rents, lower turnover and reduced operating costs;

2. Managing, acquiring and developing institutional quality communities with in-fill locations that should provide consistent, sustained earnings growth;

3. Operating in markets with growing demand (as measured by household formation and job growth) and high barriers-to-entry. These characteristics combine to provide a favorable demand-supply balance, which the Company believes will create a favorable environment for future rental rate growth while protecting existing and new communities from new supply. This strategy is expected to result in a high level of quality to the revenue stream;

4. Maintaining a conservative capital structure largely comprised of equity and with modest, cost-effective leverage. Secured debt will generally be avoided and used primarily to obtain low cost, tax-exempt debt. Management believes that such a structure should promote an environment whereby current ratings levels can be maintained;

5. Following accounting practices that provide a high level of quality to reported earnings; and

6. Providing timely, accurate and detailed disclosures to the investment community.

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

Unsecured Facility

The Company's Unsecured Facility is furnished by a consortium of banks that provides $600,000,000 in short-term credit and is subject to an annual facility fee of $900,000. The Unsecured Facility bears interest at varying levels tied to the London Interbank Offered Rate ("LIBOR") based on ratings levels achieved on the Company's senior unsecured notes and on a maturity selected by the Company. The current stated pricing is LIBOR plus .6% per annum and matures in July 2001, with two one-year extension options. A competitive bid option (which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the Unsecured Facility) is available for up to $400,000,000 which may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus .52% for balances most recently placed under the competitive bid option. At May 1, 1999, $306,806,000 was outstanding, $41,342,000 was used to provide letters of credit and $251,852,000 was available for borrowing under the Unsecured Facility. The Company will use borrowings under the Unsecured Facility for capital expenditures, acquisitions of developed or undeveloped communities, construction, development and renovation costs, credit enhancement for tax-exempt bonds and for working capital purposes.

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

Financing Commitments/Transactions Completed

In January 1999, the Company issued $125,000,000 of medium-term notes bearing interest at 6.58% and maturing in February 2004. Semi-annual interest payments are payable on February 15 and August 15. The net proceeds of approximately $124,300,000 were used to reduce borrowings under the Company's Unsecured Facility.

Future Financing and Capital Needs

As of March 31, 1999, the Company had 23 new communities under construction by the Company or by unaffiliated third parties on behalf of the Company (for which the Company has entered into forward purchase commitments) with a total estimated cost of $350,000,000 remaining to be invested as of that date. In addition, the Company had a total of 12 communities that were under reconstruction of which an estimated $41,650,000 remained to be invested as of that date.

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

The real estate industry and the Company have seen a reduction in the availability of cost effective capital over the last nine months. No assurance can be provided that cost effective capital will be available to meet future expenditures required to commence planned reconstruction activity or the construction of the Development Rights. Before planned reconstruction activity or the construction of a Development Right commences, the Company intends to arrange adequate capital sources to complete such undertakings, although no assurance can be given that it will be able to obtain such financing. In the event that such financing cannot be obtained, the Company may have to abandon Development Rights (and write-off associated pursuit costs) and forego reconstruction activity which the Company believes would have enhanced revenues.

Management estimates that a significant portion of the Company's liquidity needs will be met from retained operating cash and borrowings under the Company's Unsecured Facility. To meet the balance of the Company's liquidity needs, it will be necessary to arrange additional capacity under the Company's existing Unsecured Facility, sell additional existing communities and/or issue additional debt or equity securities. While Management believes the Company has the financial position to expand its short term credit capacity and support such capital markets activity, no assurance can be provided that the Company will be successful in completing these arrangements, offerings or sales. If these transactions cannot be completed on a cost-effective basis, then a continuation of the current capital market conditions described herein could have a material adverse impact on the operating results and financial condition of the Company, including the abandonment of deferred development costs and a resultant charge to earnings.

During 1998, the Company determined that it would pursue a disposition strategy for certain assets in markets that did not meet the Company's long-term strategic direction. The Company will solicit competing bids from unrelated parties for these individual assets, and will consider the sales price and tax ramifications of each proposal. Management intends to actively seek buyers for these assets during 1999. However, there can be no assurance that such assets can be sold on terms that are satisfactory to the Company. In connection with this disposition strategy, the Company has disposed of three communities since January 1, 1999. The net proceeds from the sale of these communities were approximately $70,000,000.

The remaining assets that have been identified for disposition include land, buildings and improvements and furniture, fixtures and equipment. At March 31, 1999, total real estate, net of accumulated depreciation, of all communities identified for sale at that date totaled $273,792,000. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds. The Company's Condensed Consolidated Statements of Operations include net income from the communities held for sale $2,006,000 and $320,000 ($2,701,000 on a pro forma basis assuming the Merger had occurred on January 1, 1998) for the three months ended March 31, 1999 and 1998, respectively.

Because the proceeds from the sale of communities are used initially to reduce borrowings under the Unsecured Facility, the immediate effect of a sale of a community is to reduce earnings, as the yield on a community that is sold exceeds the interest rate on borrowings under the Unsecured Facility. Therefore, changes in the timing, number of dispositions and the redeployment of the resulting net proceeds may have a material and adverse effect on the Company's earnings.

Debt Maturities

The following table summarizes debt maturities for the next five years (excluding the Unsecured Facility):

                           AVALONBAY COMMUNITIES, INC.
                             DEBT MATURITY SCHEDULE
                             (Dollars in thousands)


                                             ALL-IN     PRINCIPAL        BALANCE OUTSTANDING
                                            INTEREST     MATURITY    -------------------------- -----------
             COMMUNITY                        RATE         DATE        12-31-98      3-31-99       1999
-------------------------------------     ------------- -----------  ------------- ------------ -----------
TAX-EXEMPT BONDS:
    FIXED RATE
      Canyon Creek                           6.48%        Jun-25         $ 38,052     $ 37,926       $ 391
      Waterford                              5.88%        Aug-14           33,100       33,100           -
      City Heights                           5.80%        Jun-25           20,496       20,439         176
      CountryBrook                           7.87%        Mar-12           19,568       19,494         231
      Villa Mariposa                         5.88%        Mar-17           18,300       18,300           -
      Sea Ridge                              6.48%        Jun-25           17,261       17,203         177
      Foxchase I                             5.88%        Nov-07           16,800       16,800           -
      Barrington Hills                       6.48%        Jun-25           13,020       12,976         133
      Rivershore                             6.48%        Nov-22           10,162       10,114         110
      Foxchase II                            5.88%        Nov-07            9,600        9,600           -
      Fairway Glen                           5.88%        Nov-07            9,580        9,580           -
      Crossbrook                             6.48%        Jun-25            8,382        8,356          83
      Larkspur Canyon                        5.50%        Jun-25            7,530        7,510          65
      Avalon View                            7.55%        Aug-24           19,085       19,020         225
      Avalon at Lexington                    6.56%        Feb-25           14,843       14,784         181
      Avalon Knoll                           6.95%        Jun-26           13,755       13,712         132
      Avalon at Dulles                       7.04%        Jul-24           12,360       12,360           -
      Avalon Fields                          7.57%        May-27           11,881       11,848         104
      Avalon at Hampton II                   7.04%        Jul-24           11,550       11,550           -
      Avalon at Symphony Glen                7.06%        Jul-24            9,780        9,780           -
      Avalon West                            7.73%        Dec-36            8,681        8,669          38
      Avalon Landing                         6.85%        Jun-26            6,809        6,788          68
                                                                     ------------- ------------ -----------
                                                                          330,595      329,909       2,114
    VARIABLE RATE
      Avalon Devonshire                                   Dec-25           27,305       27,305          --
      Avalon at Fairway Hills I                           Jun-26           11,500       11,500          --
      Laguna Brisas                                       Mar-09           10,400       10,400          --
      Avalon at Hampton I                                 Jun-26            8,060        8,060          --
                                                                     ------------- ------------ -----------
                                                                           57,265       57,265          --
CONVENTIONAL LOANS:
    FIXED RATE
      $100 Million Senior Unsecured Notes     7.375%      Sep-02          100,000      100,000          --
      $100 Million Senior Unsecured Notes     6.625%      Jan-05          100,000      100,000          --
      $110 Million Senior Unsecured Notes     6.875%      Dec-07          110,000      110,000          --
      $50 Million Senior Unsecured Notes      6.25%       Jan-03           50,000       50,000          --
      $50 Million Senior Unsecured Notes      6.50%       Jan-05           50,000       50,000          --
      $50 Million Senior Unsecured Notes      6.625%      Jan-08           50,000       50,000          --
      $100 Million Senior Unsecured Notes     6.50%       Jul-03          100,000      100,000          --
      $150 Million Senior Unsecured Notes     6.80%       Jul-06          150,000      150,000          --
      $125 Million Senior Unsecured Notes     6.58%       Feb-04               --      125,000          --
      Governor's Square                       7.65%       Aug-04           14,064       14,030         108
      The Arbors                              7.25%       May-04           12,870       12,870          --
      Gallery Place                           7.31%       May-01           11,486       11,434         162
      Cedar Ridge                             6.50%       Jul-99            1,000        1,000       1,000
      Avalon Walk II                          8.93%       Nov-04           12,762       12,714         173
      Avalon Pines                            8.00%       Dec-03            5,329        5,311          94
                                                                     ------------- ------------ -----------
                                                                          767,511      892,359       1,537
    VARIABLE RATE-NONE                                                         --           --          --
                                                                     ------------- ------------ -----------
TOTAL INDEBTEDNESS - EXCLUDING CREDIT
FACILITY                                                              $ 1,155,371  $ 1,279,533     $ 3,651
                                                                     ============= ============ ===========

                                          ----------- ----------- -----------  ----------  ------------
             COMMUNITY                       2000        2001        2002         2003      THEREAFTER
-------------------------------------     ----------- ----------- -----------  ----------  ------------
TAX-EXEMPT BONDS:
    FIXED RATE
      Canyon Creek                             $ 554       $ 594       $ 637       $ 684      $ 35,066
      Waterford                                   --          --          --          --        33,100
      City Heights                               250         268         288         308        19,149
      CountryBrook                               330         357         386         417        17,773
      Villa Mariposa                              --          --          --          --        18,300
      Sea Ridge                                  251         270         289         310        15,906
      Foxchase I                                  --          --          --          --        16,800
      Barrington Hills                           190         203         218         234        11,998
      Rivershore                                 171         184         198         213         9,238
      Foxchase II                                 --          --          --          --         9,600
      Fairway Glen                                --          --          --          --         9,580
      Crossbrook                                 117         126         136         146         7,748
      Larkspur Canyon                             91          98         105         112         7,039
      Avalon View                                330         350         373         397        17,345
      Avalon at Lexington                        255         271         288         307        13,482
      Avalon Knoll                               187         200         214         230        12,749
      Avalon at Dulles                            --          --          --          --        12,360
      Avalon Fields                              147         157         169         180        11,091
      Avalon at Hampton II                        --          --          --          --        11,550
      Avalon at Symphony Glen                     --          --          --          --         9,780
      Avalon West                                 53          57          61          65         8,395
      Avalon Landing                              95         101         108         116         6,300
                                          ----------- ----------- -----------  ----------  ------------
                                               3,021       3,236       3,470       3,719       314,349
    VARIABLE RATE
      Avalon Devonshire                           --          --          --          --        27,305
      Avalon at Fairway Hills I                   --          --          --          --        11,500
      Laguna Brisas                               --          --          --          --        10,400
      Avalon at Hampton I                         --          --          --          --         8,060
                                          ----------- ----------- -----------  ----------  ------------
                                                  --          --          --          --        57,265
CONVENTIONAL LOANS:
    FIXED RATE
      $100 Million Senior Unsecured Notes         --          --     100,000          --            --
      $100 Million Senior Unsecured Notes         --          --          --          --       100,000
      $110 Million Senior Unsecured Notes         --          --          --          --       110,000
      $50 Million Senior Unsecured Notes          --          --          --      50,000            --
      $50 Million Senior Unsecured Notes          --          --          --          --        50,000
      $50 Million Senior Unsecured Notes          --          --          --          --        50,000
      $100 Million Senior Unsecured Notes         --          --          --     100,000            --
      $150 Million Senior Unsecured Notes         --          --          --          --       150,000
      $125 Million Senior Unsecured Notes         --          --          --          --       125,000
      Governor's Square                          153         165         178         193        13,233
      The Arbors                                  --          --          --          --        12,870
      Gallery Place                              230      11,042          --          --            --
      Cedar Ridge                                 --          --          --          --            --
      Avalon Walk II                             241         264         288         315        11,433
      Avalon Pines                               121         131         142       4,823            --
                                          ----------- ----------- -----------  ----------  ------------
                                                 745      11,602     100,608     155,331       622,536
    VARIABLE RATE-NONE                            --          --          --          --            --
                                          ----------- ----------- -----------  ----------  ------------
TOTAL INDEBTEDNESS - EXCLUDING CREDIT
FACILITY                                     $ 3,766    $ 14,838   $ 104,078   $ 159,050     $ 994,150
                                          =========== =========== ===========  ==========  ============

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

Management has been taking steps to determine the nature and extent of the work required to make its information computer systems ("IT Systems") and non-information embedded systems ("Non-IT Systems") Year 2000 compliant, as well as to determine what effects non-compliance by the Company's significant business partners may have on the Company. Management has assigned key personnel to the Company's Year 2000 Task Force ("the Task Force") to coordinate compliance efforts. The Task Force is represented by executive, financial and community operation functions. An outside consulting firm ("Y2K Consultants") has been engaged by the Company to assist the Task Force in detecting Non-IT Systems that are not Year 2000 compliant. The Y2K Consultants will aid in assessing the compliance of the Company's Non-IT Systems and, for non-compliant systems, will recommend replacement, upgrades or alternative solutions based on the system's importance to business operations or financial impact, likelihood of failure, life safety concerns and available contingency options.

Management has identified certain phases necessary to become Year 2000 compliant and has established an estimated timetable for completion of those phases, as shown below:

                                                                                                   ESTIMATED COMPLETION DATE
                    PHASE                                  DEFINITION                                  AS OF MAY 1, 1999
                    -----                                  ----------                                  -----------------
1.  Designate Task Force                     Assign key management personnel to the                        Completed
                                             Company's Year 2000 Task Force ("the Task
                                             Force") to coordinate compliance efforts

2.  Introduce Year 2000 Awareness            Communicate the Year 2000 issue to the                        Completed
                                             Company.  Ensure current and future
                                             acquisition, development and operation
                                             processes address Year 2000 compliance

3.  Inventory System                         INITIAL REVIEW: Identify the Company's                      3.1: Completed
    3.1  Initial Review                      information computer systems ("IT Systems")
    3.2  Follow-up Review                    and non-information embedded systems ("Non-IT
                                             Systems") and provide findings to Y2K
                                             Consultant
                                             FOLLOW-UP REVIEW:  Utilize Y2K Consultant            3.2: Substantially Completed
                                             analysis of the Initial Review to detect
                                             previously unknown Non-IT Systems

                                                                                               ESTIMATED COMPLETION DATE
                        PHASE                               DEFINITION                             AS OF MAY 1, 1999
                        -----                               ----------                             -----------------
4.  Contact Vendors                       Contact vendors of all IT and Non-IT Systems               4.1: Completed
    4.1  IT Systems                       to request assurance information regarding         4.2: Substantially Completed
    4.2  Non-IT Systems                   the compliance of those systems

5.  Prioritize and Budget                 Prioritize non-compliant IT and Non-IT                       Completed
                                          Systems and prepare initial budget for cost
                                          of becoming compliant

6.  Identify Solutions                    Identify the course of action necessary to                   Completed
                                          become Year 2000 compliant, and engage third
                                          party service providers where needed

7.  Contingency Plan                      Develop contingency plans to minimize                    7.1: May 31, 1999
    7.1  General Community                disruptions and data processing errors in the          7.2: October 31, 1999
    7.2  Site Specific                    event impacted IT and Non-IT Systems are not
                                          Year 2000 compliant on January 1, 2000.
                                          General Community contingency plans will be
                                          developed for each community type.  Where
                                          necessary (as determined by system inventory)
                                          Site Specific contingency plans will be
                                          developed

8.  Replace/Upgrade and Test Solutions    Replace or upgrade certain non-compliant IT        Replace/Upgrade: July 31, 1999
                                          and Non-IT Systems and test functionality of           Test: October 31, 1999
                                          critical systems

9.  Communicate to Residents              Communicate to residents steps the Company                October 31, 1999
                                          has taken towards becoming Year 2000
                                          compliant and remaining IT and Non-IT Systems
                                          that may still be impacted

The Year 2000 Task Force has completed the Inventory System Phase for computerized IT Systems. The assessment determined that it will be necessary to modify, update or replace limited portions of the Company's computer hardware and software applications.

The Company anticipates that replacing and upgrading its existing hardware and software IT Systems in the normal course of business will result in Year 2000 compliance by the end of the second quarter of 1999. The vendor that provides the Company's existing accounting software has a compliant version of its product, but growth in the Company's operations requires a general ledger system with scope and functionality that is not present in either the system currently in use or the Year 2000 compliant version of that system. Accordingly, the Company is replacing the current general ledger system with an enhanced system that, in addition to increased functionality, is Year 2000 compliant. The new general ledger system has been selected and is expected to be implemented by the third quarter of 1999. The Company is not treating the cost of this new system as a Year 2000 expense because the implementation date has not been accelerated due to Year 2000 compliance concerns. The cost of the new general ledger system, after considering anticipated efficiencies provided by the new system, is not currently expected to have a material effect (either beneficial or adverse) on the Company's financial condition or results of operations.

The Task Force has also substantially completed the Inventory System
Phase of the Company's Non-IT Systems (e.g., security, heating and cooling, fire and elevator systems) at each community that may not be Year 2000 compliant and has identified areas of risks for non-compliance by community type. The high-rises, mid-rises and newer garden communities represent the greatest risk of non-compliant systems as they have the most systems per community. In conjunction with the Y2K Consultants, the Task Force has conducted an assessment of these systems at all communities to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The Task Force has substantially completed the Follow-up Review of the Inventory System Phase to ensure all Non-IT Systems are addressed for Year 2000 compliance.

The Company is aware that it is believed by some that the world's Year 2000 problem, if uncorrected, may result in a major economic crisis and cause major dislocations of business and governmental organizations. The Company is unable to determine whether such predictions are true or false. As mentioned above, the Company expects that the nature of its income (rent from residents under leases that generally are one year or less) should serve as a hedge against any short term disruptions of business. However, if a general worst case scenario proves true, all companies (including the Company) will experience the effects.

The Company, together with the Y2K Consultants, have substantially completed the process of verifying inventory and obtaining risk assurance regarding Year 2000 compliance of detected Non-IT Systems. The remaining Non-IT Systems for which this process is not complete relate to systems which are not critical to business operations or life safety and for which the likelihood of failure and remediation costs are low. The Task Force and Y2K Consultants have prioritized the non-compliant systems and are proceeding according to the phases described above. No assurance, however, can be given that the completion of the process of verifying inventory and obtaining risk assurance has identified all non-compliant systems.

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

The Company currently expects its testing to be completed during the fourth quarter of 1999. While the Company anticipates such tests will be successful in all material respects, the Task Force intends to closely monitor the Company's Year 2000 compliance progress and will develop contingency plans in the event Non-IT Systems are not compliant. The Task Force will create functional contingency plans by community type that will encompass substantially all of the Company's existing portfolio, discussed above as General Community contingency plans. For certain communities, primarily communities with high-rise buildings, specific contingency plans may be required, discussed above as Site Specific contingency plans. The Task Force will continue to review both compliance and contingency plans, throughout all of the above phases, in an effort to detect if any systems will not be compliant on time.

Management currently anticipates that the costs of becoming Year 2000 compliant for all impacted systems will be approximately $750,000, based on the completion of the Prioritize and Budget Phase. Based on available information, the Company believes that the ultimate cost of achieving Year 2000 compliance will not have a material adverse effect on its business, financial condition or results of operations. However, no assurance can be given that the Company will be Year 2000 compliant by December 31, 1999 or that the Company will not incur significant costs pursuing Year 2000 compliance.

The third parties with which the Company has material relationships include the Company's utility providers and the vendor that will provide the Company's new accounting software system. The Company, together with the Y2K Consultants, has communicated with these and other third party vendors to determine the efforts being made on their part for compliance and to request representation that their systems will be Year 2000 compliant. Substantially all of the vendors that have responded to the Company's inquiries have represented that Year 2000 compliance plans are being implemented for their systems. No assurance can be given that the Company's utility providers will be Year 2000 compliant based on the responses received. As described above, the Company expects that its accounting software will be Year 2000 compliant.

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

Funds from Operations

Management generally considers Funds from Operations to be an appropriate measure of the operating performance of the Company because it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements included elsewhere in this report. FFO is determined in accordance with a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R), and is defined as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring, other non-recurring items and sales of property, plus depreciation of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs. Further, FFO as calculated by other REITs may not be comparable to the Company's calculation of FFO.

For the three months ended March 31, 1999, FFO increased to $48,860,000 from $19,736,000 for the three months ended March 31, 1998. This increase is primarily due to the acquisition of additional communities in connection with the Merger and to delivery of new development and redevelopment communities. Growth in earnings from Established Communities as well as acquisition activity in 1998 also contributed to the increase.

FFO for the three months ended March 31, 1999 and the preceding four quarters are summarized as follows (dollars in thousands):

                                                                    For the three months ended
                                                 ----------------------------------------------------------------
                                                   3-31-99     12-31-98      9-30-98       6-30-98      3-31-98
                                                   -------     --------      -------       -------      -------

Net income                                        $ 19,807     $ 31,673     $ 31,540      $ 18,242     $ 12,979
Preferred dividends                                 (9,945)      (9,582)      (7,769)       (4,494)      (2,856)
Depreciation - real estate assets                   26,843       29,708       23,018        14,164        9,523
Joint venture adjustments                              187          183          183            62           --
Minority interest expense                              433          468          470           250           --
Gain on sale of communities                         (5,079)      (3,930)         (40)           --           --
Non-recurring adjustments to net income:
       Amortization of non-recurring costs,
       primarily legal, from the issuance of
       tax exempt bonds (1)                             90           90           90            90           90
       Non-recurring charges (2)                    16,524           --           --            --           --
                                                  --------     --------     --------      --------     --------

        Funds from Operations                     $ 48,860     $ 48,610     $ 47,492      $ 28,314     $ 19,736
                                                  ========     ========     ========      ========     ========

(1) Represents the amortization of pre-1986 bond issuance costs carried forward to the Company and costs associated with the reissuance of tax-exempt bonds incurred prior to the initial public offering of Bay in March 1994 (the "Initial Offering") in order to preserve the tax-exempt status of the bonds at the Initial Offering.
(2) Consists of $16,076 related to certain management and other organizational changes and $448 for Year 2000 remediation costs.

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

In August 1998, the Company renewed its earthquake insurance, both for physical damage and lost revenue, with respect to all communities it owned at that time and all of the communities under development. For any single occurrence, the Company has in place $75,000,000 of coverage with a five percent deductible, not to exceed $25,000,000 and not less than $100,000. In addition, the Company's general liability and property casualty insurance provides coverage for personal liability and fire damage. In the event an uninsured disaster or a loss in excess of insured limits were to occur, the Company could lose its capital invested in the affected community, as well as anticipated future revenue from that community, and would continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect the business of the Company and its financial condition and results of operations.

Development Communities

As of March 31, 1999, there were 13 Development Communities under construction which are expected to add a total of 2,951 apartment homes to the Company's portfolio upon completion. The total capitalized cost of the Development Communities, when completed, is expected to be approximately $486.2 million. Statements regarding the future development or performance of the Development Communities are forward-looking statements. There can be no assurance that the Company will complete the Development Communities, that the Company's budgeted costs, leasing, start dates, completion dates, occupancy or estimates of "Projected EBITDA as a % of Total Budgeted Cost" will be realized or that future developments will realize comparable returns. See the discussion under "Risks of Development and Redevelopment" below.

The Company holds a fee simple ownership interest in each of the Development Communities except for two communities that are owned by partnerships in which the Company holds a general partnership interest. The following page presents a summary of Development Communities:

                           AVALONBAY COMMUNITIES, INC.
                         DEVELOPMENT COMMUNITIES SUMMARY

                                         Number of     Budgeted
                                         apartment     cost (1)     Construction     Initial
                                           homes     ($ millions)       start       occupancy
                                      -------------------------------------------------------
 1.  Avalon Willow
     Mamaroneck, NY                         227          $46.8         Q2 1997       Q1 1999
 2.  Rosewalk at Waterford Park II
     San Jose, CA                           156          $21.8         Q4 1997       Q4 1998
 3.  Avalon on the Alameda (5)
     San Jose, CA                           305          $56.4         Q3 1997       Q4 1998
 4.  The Tower at Avalon Cove
     Jersey City, NJ                        269          $51.8         Q1 1998       Q1 1999
 5.  The Avalon
     Bronxville, NY                         110          $28.1         Q1 1998       Q2 1999
 6.  Avalon Valley
     Danbury, CT                            268          $26.1         Q1 1998       Q1 1999
 7.  Avalon Lake
     Danbury, CT                            135          $17.0         Q2 1998       Q1 1999
 8.  Avalon Oaks  (6)
     Wilmington, MA                         204          $21.9         Q2 1998       Q1 1999
 9.  Avalon Crest
     Fort Lee, NJ                           351          $57.4         Q4 1997       Q2 1999
10.  Avalon Towers by the Bay
     San Francisco, CA                      226          $65.9         Q4 1997       Q3 1999
11.  Avalon Corners
     Stamford, CT                           195          $32.5         Q3 1998       Q3 1999
12.  Avalon Fox Mill
     Herndon, VA                            165          $20.1         Q4 1998       Q3 1999
13.  Avalon Court North
     Melville, NY                           340          $40.4         Q4 1998       Q3 1999
                                            ---          -----

     Total Weighted Average               2,951         $486.2
                                          -----         ------

                                                                     Projected
                                                                     EBITDA as a
                                         Estimated     Estimated     % of total
                                        completion   stabilization    budgeted
                                           date        date (2)       cost (3)
                                      ---------------------------------------------

 1.  Avalon Willow
     Mamaroneck, NY                       Q3 1999       Q4 1999            8.6%
 2.  Rosewalk at Waterford Park II
     San Jose, CA                         Q2 1999       Q3 1999           10.9%
 3.  Avalon on the Alameda (5)
     San Jose, CA                         Q2 1999       Q3 1999           10.0%
 4.  The Tower at Avalon Cove
     Jersey City, NJ                      Q3 1999       Q4 1999           10.1%
 5.  The Avalon
     Bronxville, NY                       Q3 1999       Q4 1999            9.3%
 6.  Avalon Valley
     Danbury, CT                          Q3 1999       Q1 2000           10.7%(4)
 7.  Avalon Lake
     Danbury, CT                          Q3 1999       Q4 1999           10.7%(4)
 8.  Avalon Oaks  (6)
     Wilmington, MA                       Q2 1999       Q4 1999           11.8%
 9.  Avalon Crest
     Fort Lee, NJ                         Q4 1999       Q1 2000           10.3%
10.  Avalon Towers by the Bay
     San Francisco, CA                    Q3 1999       Q1 2000            9.6%
11.  Avalon Corners
     Stamford, CT                         Q1 2000       Q3 2000           10.4%
12.  Avalon Fox Mill
     Herndon, VA                          Q1 2000       Q2 2000           10.2%
13.  Avalon Court North
     Melville, NY                         Q1 2000       Q3 2000           11.7%
                                                                          -----

     Total Weighted Average                                               10.2%
                                                                          -----

(1) Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with generally accepted accounting principles.
(2) Stabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of construction.
(3) Projected EBITDA represents gross potential earnings projected to be achieved at completion of construction before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) projected economic vacancy and (b) projected stabilized operating expenses.
(4) Represents a combined yield for Avalon Valley and Avalon Lake.
(5) Formerly named "Paseo Alameda."
(6) Financed with tax-exempt bonds.

Redevelopment Communities

As of March 31, 1999, the Company had 12 Redevelopment Communities. The total budgeted cost of these Redevelopment Communities, including the cost of acquisition and redevelopment when completed, is expected to be approximately $400.5 million, of which approximately $78.7 million is the additional capital invested or expected to be invested above the original purchase cost. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. The Company has found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, the Company expects that actual costs may vary over a wider range than for a new development community. The Company cannot provide any assurance that the Company will not exceed budgeted costs, either individually or in the aggregate, or that projected unleveraged returns on cost will be achieved. See the discussion under "Risks of Development and Redevelopment" below.

The following presents a summary of Redevelopment Communities:

                           AVALONBAY COMMUNITIES, INC.
                      REDEVELOPMENT COMMUNITIES SUMMARY (1)

                                                                                                                     Projected
                                                                                                                    EBITDA as a
                                   Number of      Budgted                                            Estimated       % of total
                                   apartment      cost (2)       Reconstruction   Reconstruction    restabilized      budgeted
                                     homes      ($ millions)          start         completion     operations (3)     cost (4)
                                --------------------------------------------------------------------------------------------------

 1.  Arbor Heights
     Hacienda Heights, CA             351          $28.7             Q2 1998         Q3 1999           Q1 2000          9.4%
 2.  Gallery Place
     Redmond, WA                      222          $25.3             Q1 1998         Q3 1999           Q4 1999          8.3%
 3.  Viewpointe
     Woodland Hills, CA               663          $72.7             Q2 1998         Q2 1999           Q3 1999          9.7%
 4.  Avalon Westhaven
     Seattle, WA                      190          $11.9             Q1 1998         Q2 1999           Q3 1999          9.3%
 5.  Waterhouse Place
     Beaverton, OR                    279          $20.3             Q2 1998         Q3 1999           Q4 1999          8.9%
 6.  Westside Terrace
     Los Angeles, CA                  363          $39.9             Q3 1998         Q2 1999           Q3 1999          9.3%
 7.  Warner Oaks
     Woodland Hills, CA               227          $25.0             Q3 1998         Q4 1999           Q1 2000          9.2%
 8.  Amberway
     Anaheim, CA                      272          $21.2             Q3 1998         Q3 1999           Q1 2000          8.8%
 9.  Avalon Ridge
     Renton, WA                       421          $35.7             Q3 1998         Q2 2000           Q3 2000          9.8%
10.  Governor's Square
     Sacramento, CA                   302          $27.7             Q1 1998         Q4 1999           Q1 2000          8.4%
11.  Mission Bay Club (5)
     San Diego, CA                    564          $57.3             Q3 1998         Q2 2000           Q3 2000          9.1%
12.  Pacifica Club
     Huntington Beach, CA             304          $34.8             Q1 1999         Q4 1999           Q1 2000          8.6%
                                      ---          -----                                                                ----

     Total Weighted Average          4,158         $400.5                                                               9.2%
                                     -----         ------                                                               ----

(1) Redevelopment Communities are communities acquired for which redevelopment costs are expected to exceed 10% of the original acquisition cost or $5,000,000.
(2) Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with generally accepted accounting principles.
(3) Restabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of redevelopment.
(4) Projected EBITDA represents gross potential earnings projected to be achieved at completion of redevelopment before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) projected economic vacancy and (b) projected stabilized operating expenses.
(5) Formerly named "Bay Pointe."

Development Rights

As of March 31, 1999, the Company is considering the development of 31 new apartment communities. These Development Rights range from land owned or under contract for which design and architectural planning has just commenced to land under contract or owned by the Company with completed site plans and drawings where construction can commence almost immediately. Management estimates that the successful completion of all of these communities would ultimately add 8,314 institutional-quality apartment homes to the Company's portfolio. At March 31, 1999, the cumulative capitalized costs incurred in pursuit of the 31 Development Rights, including the cost of land acquired in connection with five of the Development Rights, was approximately $60 million. Substantially all of these apartment homes will offer features like those offered by the communities currently owned by the Company.

The Company generally holds Development Rights through options to acquire land, although one development right is controlled through a joint venture partnership that owns land (New Canaan, CT). The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made are business judgments to be made by Management after financial, demographic and other analysis is performed. Finally, Management currently intends to limit the percentage of debt used to finance new developments. To comply with Management's policy on the use of debt, other financing alternatives may be required to finance the development of those Development Rights scheduled to start construction after March 31, 1999. Although the development of any particular Development Right cannot be assured, Management believes that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of the Company's FFO.

Statements regarding the future development of the Development Rights are forward-looking statements. There can be no assurance that:

       - the Company will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that the Company will decide to develop any particular community; or

       - construction of any particular community will be undertaken or, if undertaken, will begin at the expected times assumed in the financial projections or be completed by the anticipated date and/or at the total budgeted cost assumed in the financial projections.

                           AVALONBAY COMMUNITIES, INC.
                           DEVELOPMENT RIGHTS SUMMARY

                                                                          Total
                                                Estimated               budgeted
                                                  number                  costs
               Location                          of homes             ($ millions)
      ----------------------------            --------------        ----------------

 1.   Peabody, MA                                  154                   $20.8
 2.   Bellevue, WA                (1)              202                    29.6
 3.   Mountain View, CA           (1)              211                    54.7
 4.   San Jose, CA                (1)              249                    49.0
 5.   Hull, MA                                     162                    17.8
 6.   New Rochelle, NY                             409                    78.2
 7.   Stamford, CT                                 327                    58.1
 8.   Freehold, NJ                                 296                    29.7
 9.   Orange, CT                                   168                    16.4
10.   New Canaan, CT              (1) (2)          104                    26.4
11.   Darien, CT                                   189                    30.1
12.   Yonkers, NY                                  256                    35.0
13.   Greenburgh - II, NY                          500                    81.7
14.   Greenburgh - III, NY                         266                    43.4
15.   Arlington I, VA                              510                    65.6
16.   Arlington II, VA                             332                    37.0
17.   Florham Park, NJ                             270                    39.0
18.   Edgewater, NJ               (1)              408                    75.5
19.   Hopewell, NJ                                 280                    33.9
20.   Naperville, IL                               100                    14.4
21.   Westbury, NY                                 361                    48.6
22.   Providence, RI                               247                    30.4
23.   Quincy, MA                                   128                    16.5
24.   Port Jefferson, NY                           232                    27.3
25.   Yorktown, NY                                 396                    47.2
26.   North Haven, CT                              128                    13.2
27.   Marlboro, MA                                 158                    19.3
28.   Newtown, CT                                  304                    34.3
29.   Wilton, CT                                   132                    21.6
30.   North Potomac, MD                            563                    62.5
31.   Los Angeles, CA                              272                    40.8

                                              --------------        ----------------
           Totals                                 8,314                 $1,198.0
                                              ==============        ================

(1) Company owns land, but construction has not yet begun.

(2) Currently anticipated that the land seller will retain a minority limited partner interest.

Risks of Development and Redevelopment

The Company intends to continue to pursue the development and redevelopment of apartment home communities in accordance with the Company's business and financial policies. Risks associated with the Company's development and redevelopment activities may include:

- the abandonment of opportunities explored by the Company based on further financial, demographic or other analysis;
- liquidity constraints, including the unavailability of financing on favorable terms for the development or redevelopment of a community;
- the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations;
- construction or reconstruction costs of a community may exceed original estimates due to increased materials, labor or other expenses, which could make completion or redevelopment of a community uneconomical;
- occupancy rates and rents at a newly completed or redevelopment community are dependent on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; and
- construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs.

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

Capitalized Interest

In accordance with GAAP, the Company capitalizes interest expense during construction or reconstruction until each building obtains a certificate of occupancy; thereafter, interest for each completed building is expensed. Capitalized interest during the three months ended March 31, 1999 and 1998 totaled $7,283,000 and $2,964,000, respectively.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Not Applicable

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

                None

Item 3.         Defaults Upon Senior Securities

                None

Item 4.         Submission of Matters to a Vote of Security Holders

                None

Item 5.         Other Information

                None

Item 6.         Exhibits and Reports on Form 8-K

                (a)  EXHIBITS

Exhibit No.     Description
-----------     -----------

     2.1       --    Merger Agreement, dated as of March 9, 1998, by and between Avalon Properties, Inc. (hereinafter referred to as "Avalon") and Bay Apartment Communities, Inc. (hereinafter referred to as "Bay"). (Incorporated by reference to Exhibit 99.1 to Bay's Current Report on Form 8-K filed on March 11, 1998.)
  3(i).1       --    Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities, Inc. (the
                     "Company"), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the
                     Company filed August 14, 1998.)
  3(i).2       --    Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form
                     8-K of the Company filed on October 6, 1998.)
  3(i).3       --    Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable
                     Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)
 3(ii).1       --    Bylaws of the Company, as amended and restated, dated as of July 24, 1998. (Incorporated by reference to
                     Exhibit 3(ii).1 to Form 10-Q of the Company filed August 14, 1998.)
 3(ii).2       --    Amendment to Bylaws of the Company, dated February 10, 1999. (Incorporated by reference to Exhibit 3(ii).2 to Form 10-K of the Company filed March 31, 1999.)
     4.1       --    Indenture of Avalon dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon dated
                     September 18, 1995.)
     4.2       --    First Supplemental Indenture of Avalon dated as of September 18, 1995.
                     (Incorporated by reference to Avalon's Current Report on Form 8-K dated September 18, 1995.)
     4.3       --    Second Supplemental Indenture of Avalon dated as of December 16, 1997.
                     (Incorporated by reference to Avalon's Current Report on Form 8-K filed on January 26, 1998.)
     4.4       --    Third Supplemental Indenture of Avalon dated as of January 22, 1998. (Incorporated by reference to Avalon's Current Report on Form 8-K filed on January 26, 1998.)
     4.5       --    Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as
                     Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998.)
     4.6       --    First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee.
                     (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21, 1998.)
     4.7       --    Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)
     4.8       --    Third Supplemental Indenture, dated as of December 21, 1998, between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company's
                     Form 8-K filed on December 21, 1998.)
     4.9       --    Dividend Reinvestment and Stock Purchase Plan of the Company filed October 8, 1998. (Incorporated by reference to Form S-3 of the Company, File No. 333-16647.)
     4.10      --    Shareholder Rights Agreement, dated March 9, 1998, between the Company and First Union National Bank (a successor to American Stock Transfer and Trust Company) as Rights Agent (including the form of Rights
                     Certificate as Exhibit B). (Incorporated by reference to Exhibit 4.1 to Form 8-A of the Company filed
                     March 11, 1998.)
    12.1       --    Statements re:  Computation of Ratios.
    27.1       --    Financial Data Schedule


                (b)   REPORTS ON FORM 8-K

       There were no reports filed by the Company on Form 8-K for the quarter ending March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AVALONBAY COMMUNITIES, INC.


Date:  May 14, 1999                                      /s/ Richard L. Michaux
                                -----------------------------------------------
                                                             Richard L. Michaux
                                President, Chief Executive Officer and Director


Date:  May 14, 1999                                      /s/ Thomas J. Sargeant
                                -----------------------------------------------
                                                             Thomas J. Sargeant
                                          Chief Financial Officer and Treasurer