Form 10-Q
period 1999-06-30
AVALONBAY COMMUNITIES INC
filed 1999-08-16
CIK 915912

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


                  For the quarterly period ended June 30, 1999


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

               65,091,307 shares outstanding as of August 2, 1999

================================================================================

                           AVALONBAY COMMUNITIES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
                                 PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
            December 31,1998 (audited).........................................................     2

            Condensed Consolidated Statements of Operations (unaudited) for the three and six
            months ended June 30, 1999 and 1998................................................     3

            Condensed Consolidated Statements of Cash Flows (unaudited) for the six months
            ended June 30, 1999 and 1998.......................................................   4-5

            Notes to Condensed Consolidated Financial Statements (unaudited)...................  6-15


Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations......................................................................... 16-41

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.........................    42


                                      PART II - OTHER INFORMATION

Item 1.     Legal Proceedings..................................................................    42

Item 2.     Changes in Securities..............................................................    42

Item 3.     Defaults Upon Senior Securities....................................................    42

Item 4.     Submission of Matters to a Vote of Security Holders................................    42

Item 5.     Other Information..................................................................    43

Item 6.     Exhibits and Reports on Form 8-K................................................... 43-44

Signatures.....................................................................................    45

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          AVALONBAY COMMUNITIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                                                          6-30-99
                                                                                        (unaudited)        12-31-98
                                                                                      ---------------   ---------------
ASSETS
Real estate:
       Land                                                                            $     728,289     $     705,989
       Buildings and improvements                                                          2,738,335         2,585,247
       Furniture, fixtures and equipment                                                     112,126           103,396
                                                                                      ---------------   ---------------
                                                                                           3,578,750         3,394,632
       Less acccumulated depreciation                                                       (194,923)         (143,135)
                                                                                      ---------------   ---------------
       Net operating real estate                                                           3,383,827         3,251,497
       Construction in progress (including land)                                             469,300           407,870
       Communities held for sale                                                             136,442           231,492
                                                                                      ---------------   ---------------
           Total real estate, net                                                          3,989,569         3,890,859

Cash and cash equivalents                                                                     14,610             8,890
Cash in escrow                                                                                 9,146             8,238
Resident security deposits                                                                    12,027            10,383
Investments in unconsolidated joint ventures                                                  16,959            17,211
Deferred financing costs, net                                                                 12,478            12,376
Deferred development costs                                                                    14,282            11,983
Participating mortgage notes                                                                  45,483            45,483
Prepaid expenses and other assets                                                             20,289            24,781
                                                                                      ---------------   ---------------
                   TOTAL ASSETS                                                        $   4,134,843     $   4,030,204
                                                                                      ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Variable rate unsecured credit facility                                                $     316,500     $     329,000
Unsecured senior notes                                                                       835,000           710,000
Notes payable                                                                                443,670           445,371
Dividends payable                                                                             43,011            43,323
Payables for construction                                                                     42,417            49,100
Accrued expenses and other liabilities                                                        41,160            41,579
Accrued interest payable                                                                      24,243            20,664
Resident security deposits                                                                    22,235            19,501
                                                                                      ---------------   ---------------
                    TOTAL LIABILITIES                                                      1,768,236         1,658,538
                                                                                      ---------------   ---------------

Minority interest of unitholders in consolidated partnerships                                 31,482            32,213

Stockholders' equity:
        Preferred stock, $.01 par value; $25 liquidation value; 50,000,000 shares authorized at June 30, 1999 and December 31, 1998;
              18,322,700 shares outstanding at both June 30, 1999 and
              December 31, 1998                                                                  183               183
         Common stock, $.01 par value; 140,000,000 shares authorized at both June 30, 1999 and December 31, 1998; 64,845,870 and
             63,887,126 shares outstanding at June 30, 1999 and December
             31, 1998, respectively                                                              648               639
         Additional paid-in capital                                                        2,357,039         2,328,466
         Deferred compensation                                                                (5,537)           (4,356)
         Dividends in excess of accumulated earnings                                         (17,208)           14,521
                                                                                      ---------------   ---------------
                      TOTAL STOCKHOLDERS' EQUITY                                           2,335,125         2,339,453
                                                                                      ---------------   ---------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   4,134,843     $   4,030,204
                                                                                      ===============   ===============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AVALONBAY COMMUNITIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (Dollars in thousands, except share data)

                                                              For the three months ended          For the six months ended
                                                            ------------------------------    ----------------------------------
                                                              6-30-99           6-30-98           6-30-99            6-30-98
                                                            ------------     -------------    ---------------    ---------------
Revenue:
        Rental income                                        $  122,242       $    70,068      $     240,433      $     115,471
        Management fees                                             314               115                653                115
        Other income                                                339                10                368                 15
                                                            ------------     -------------    ---------------    ---------------
                Total revenue                                   122,895            70,193            241,454            115,601
                                                            ------------     -------------    ---------------    ---------------


Expenses:
        Operating expenses, excluding property taxes             32,817            19,135             65,218             30,476
        Property taxes                                           11,090             5,639             21,747              9,393
        Interest expense                                         18,612            11,150             34,949             17,361
        Depreciation and amortization                            25,938            14,597             53,441             24,504
        General and administrative                                2,376             1,778              4,743              2,947
        Non-recurring charges                                        66                --             16,590                 --
                                                            ------------     -------------    ---------------    ---------------
                 Total expenses                                  90,899            52,299            196,688             84,681
                                                            ------------     -------------    ---------------    ---------------


Equity in income of unconsolidated joint ventures                   680               238              1,406                238
Interest income                                                   1,757               360              3,422                467
Gain on sale of communities                                         225                --              5,304                 --
Minority interest in consolidated partnerships                     (495)             (250)              (928)              (404)
                                                            ------------     -------------    ---------------    ---------------

Net income                                                       34,163            18,242             53,970             31,221
Dividends attributable to preferred stock                        (9,945)           (4,494)           (19,890)            (8,523)
                                                            ------------     -------------    ---------------    ---------------

Net income available to common stockholders                  $   24,218       $    13,748      $      34,080      $      22,698
                                                            ============     =============    ===============    ===============

Per common share:

        Net income - basic                                   $     0.37       $      0.35      $        0.52      $        0.68
                                                            ============     =============    ===============    ===============

        Net income - diluted                                 $     0.37       $      0.34      $        0.52      $        0.66
                                                            ============     =============    ===============    ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AVALONBAY COMMUNITIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)


                                                                                                  For the six months ended
                                                                                              -------------------------------
                                                                                                  6-30-99          6-30-98
                                                                                              ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                             $      53,970    $     31,221
        Adjustments to reconcile net income to cash provided
                by operating activities:
                        Depreciation and amortization                                                 53,441          24,504
                        Amortization of deferred compensation                                          1,986              --
                        Decrease in investments in unconsolidated joint ventures                         252             179
                        Income allocated to minority interest in consolidated partnerships               928             404
                        Gain on sale of communities                                                   (5,304)             --
                        Increase in cash in escrow                                                      (908)           (988)
                        Increase in participating mortgage notes, prepaid
                                 expenses and other assets                                             2,848           7,149
                        Increase in accrued expenses, other liabilities and accrued
                                interest payable                                                       5,754          10,715
                                                                                              ---------------  --------------
                        Net cash provided by operating activities                                    112,967          73,184
                                                                                              ---------------  --------------


CASH FLOWS USED IN INVESTING ACTIVITIES:
        (Decrease) increase in construction payables                                                  (6,683)         14,833
        Proceeds from sale of communities, net of selling costs                                      117,161              --
        Purchase and development of real estate                                                     (265,122)       (288,113)
                                                                                              ---------------  --------------
                       Net cash used in investing activities                                        (154,644)       (273,280)
                                                                                              ---------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of common stock, net                                                                 25,415          55,151
        Dividends paid                                                                               (86,011)        (30,990)
        Proceeds from sale of unsecured senior notes                                                 125,000         150,000
        Payment of deferred financing costs                                                           (1,147)         (1,484)
        Repayments of notes payable                                                                   (1,701)         (1,035)
        Borrowings under unsecured facilities                                                        220,300         281,126
        Repayments of unsecured facilities                                                          (232,800)       (240,326)
        Distributions to minority partners                                                            (1,659)           (474)
                                                                                              ---------------  --------------
                       Net cash provided by financing activities                                      47,397         211,968
                                                                                              ---------------  --------------

                       Net increase in cash                                                            5,720          11,872

Cash and cash equivalents, beginning of period                                                         8,890           3,188
                                                                                              ---------------  --------------

Cash and cash equivalents, end of period                                                       $      14,610    $     15,060
                                                                                              ===============  ==============

Cash paid during period for interest, net of amount capitalized                                $      28,538    $     10,218
                                                                                              ===============  ==============


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

During the six months ended June 30, 1998, the Company assumed $10,400 of debt in connection with acquisitions, issued $3,851 in operating partnership units for acquisitions, and converted 2,308,800 shares of Series A Preferred Stock and 405,022 shares of Series B Preferred Stock into an aggregate of 2,713,822 shares of Common Stock.

During the six months ended June 30, 1999, 17,598 units of limited partnership were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company for an equal number of shares of the Company's Common Stock.

Common and preferred dividends declared but not paid as of June 30, 1999 and 1998 totaled $43,011 and $40,978, respectively.

                           AVALONBAY COMMUNITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  Organization and Significant Accounting Policies

Organization and Recent Developments

AvalonBay Communities, Inc. (the "Company," which term is often used to refer to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company focuses on the ownership and operation of institutional-quality apartment communities in high barrier-to-entry markets of the United States. These markets include Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country. The Company is the surviving corporation from the merger (the "Merger") of Avalon Properties, Inc. ("Avalon") with and into the Company (sometimes hereinafter referred to as "Bay" before the Merger) on June 4, 1998. The Merger was accounted for as a purchase of Avalon by Bay. In connection with the Merger, the Company changed its name from Bay Apartment Communities, Inc. to AvalonBay Communities, Inc.

At June 30, 1999, the Company owned or held an ownership interest in 125 operating apartment communities containing 37,101 apartment homes in sixteen states and the District of Columbia of which 13 communities containing 4,662 apartment homes were under reconstruction. The Company also owned 12 communities with 2,710 apartment homes under construction and rights to develop an additional 31 communities that will contain an estimated 8,939 apartment homes.

During the second quarter of 1999, three new development communities, Rosewalk at Waterford Park II and Avalon on the Alameda (both located in the San Jose, California area) and Avalon Oaks (located in the Boston, Massachusetts area) were completed containing 665 apartment homes for a total investment of $99,500.

One redevelopment community, Avalon Westhaven, was completed during the second quarter of 1999 for a total investment in redevelopment of $3,400. This community contains 190 apartment homes and is located in the Seattle, Washington area.

The development of two new communities (located in the Boston, Massachusetts and Northern New Jersey areas) commenced during the second quarter of 1999. These two communities are expected to contain a total of 424 apartment homes upon completion with a projected total investment of $62,400.

The redevelopment of two existing communities (located in the Chicago, Illinois and Orange County, California areas) commenced during the second quarter of 1999. The total projected investment in redevelopment for these communities, which contain 694 apartment homes, is $13,600.

During the second quarter of 1999, the Company disposed of five communities in the Mid-Atlantic region. The net proceeds from the sale of these communities, which contained a total of 1,536 apartment homes, were approximately $104,200 resulting in a net gain of approximately $225. The proceeds will be re-deployed to development and redevelopment communities. Pending such redeployment, the proceeds from the sale of these communities were primarily used to repay amounts outstanding under the Company's variable rate unsecured credit facility (the "Unsecured Facility") or deposited in escrow accounts to facilitate Section 1031 exchange transactions.

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to make the information presented not misleading. In the opinion of Management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods have been included.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned partnerships as well as four subsidiary partnerships structured as DownREITs. In each of the four partnerships structured as DownREITs, the Company (or one of its wholly-owned subsidiaries) is the general partner and there are one or more limited partners whose interest in the partnership is denominated in units of limited partnership interest ("Units"). For each DownREIT partnership, limited partners who hold Units are entitled to receive certain distributions (a "Stated Distribution") prior to any distribution that such DownREIT partnership makes to the general partner. Although the partnership agreements for each of the DownREITs are different, currently the Stated Distributions that are paid in respect of the DownREIT Units in general approximate the dividend rate applicable to shares of Common Stock of the Company. Each DownREIT partnership has been structured in a manner that makes it unlikely that the limited partners will be entitled to any greater distribution than the Stated Distribution. Each holder of Units has the right to require the DownREIT partnership that issued a Unit to redeem that Unit at a cash price equal to the then fair market value of a share of Common Stock of the Company. In lieu of a cash redemption of a Unit, the Company may acquire any Unit presented for redemption for one share of Common Stock. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate

Significant expenditures which improve or extend the life of the asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during their development, redevelopment and acquisition. Expenditures for maintenance and repairs are charged to operations as incurred.

The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset is delivered and a final certificate of occupancy is issued. Cost capitalization during redevelopment of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out-of-service for redevelopment and ends when the apartment home redevelopment is completed and the apartment home is placed in-service. The Company increased the West Coast portfolio's threshold for capitalization of community improvements from $5,000 per occurrence to $15,000 per occurrence effective January 1, 1999, in order to conform to the Company-wide threshold for capitalization of community improvements. The accompanying condensed consolidated financial statements include a charge to expense for unrecoverable deferred development costs related to pre-development communities that are unlikely to be developed.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years, for computers, to seven years.

Lease terms for apartment homes are generally one year or less. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized as they accrue.

Earnings per Common Share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." In accordance with the provisions of SFAS No. 128, basic earnings per share for the three and six months ended June 30, 1999 and 1998 is computed by dividing earnings available to common shares (net income less preferred stock dividends) by the weighted average number of shares outstanding during the period. Additionally, other potentially dilutive common shares are considered when calculating earnings per share on a diluted basis. The Company's basic and diluted weighted average shares outstanding for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                              Three Months Ended                  Six Months Ended
                                                     ---------------------------------     ------------------------------
                                                          6-30-99           6-30-98           6-30-99         6-30-98
                                                     --------------    ---------------     -------------   --------------
Weighted average common shares
   outstanding - basic                                   64,478,959         39,160,895        64,202,901       33,955,222

Weighted average units outstanding                          876,546            467,305           876,546          234,943
                                                     --------------    ---------------     -------------   --------------

Weighted average common shares
   and units outstanding - basic                         65,355,505         39,628,200        65,079,447       34,190,165

Shares issuable from assumed conversion of:
   Common stock options                                     366,514            474,666           337,729          496,961
   Unvested restricted stock grants                         146,551            243,117           146,551          243,117
                                                     ---------------   ---------------     -------------   --------------

Weighted average common shares
   and units outstanding - diluted                       65,868,570         40,345,983        65,563,727       34,930,243
                                                     ==============    ===============     =============   ==============

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

Newly Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company currently plans to adopt this pronouncement effective January 1, 2001, and will determine both the method and impact of adoption prior to that date.

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

3.  Interest Capitalized

Capitalized interest associated with projects under development or redevelopment totaled $5,866 and $3,561 for the three months ended June 30, 1999 and 1998, respectively, and $13,149 and $6,525 for the six months ended June 30, 1999 and 1998, respectively.

4.  Notes Payable, Unsecured Senior Notes and Credit Facility

The Company's notes payable, unsecured senior notes and credit facility are summarized as follows:

                                                                       6-30-99              12-31-98
                                                                   ---------------      ----------------

      Fixed rate mortgage notes payable (conventional
         and tax-exempt)                                           $       386,405      $        388,106
      Variable rate mortgage notes payable (tax-exempt)                     57,265                57,265
      Fixed rate unsecured senior notes                                    835,000               710,000
                                                                   ---------------      ----------------

         Total notes payable and unsecured senior notes                  1,278,670             1,155,371

      Variable rate unsecured credit facility                              316,500               329,000
                                                                   ---------------      ----------------

         Total notes payable, unsecured senior notes and
            credit facility                                        $     1,595,170      $      1,484,371
                                                                   ===============      ================

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from July 1999 through December 2036. The weighted average interest rate of variable rate notes (tax-exempt) was 4.7% at June 30, 1999. The weighted average interest rate of fixed rate notes (conventional and tax-exempt) was 6.8% at June 30, 1999.

The maturity schedule for the Company's unsecured senior notes consists of the following:

     Year of
     Maturity                   Principal                   Interest Rate
     --------                   ---------                   -------------

       2002                     $ 100,000                       7.375%

       2003                     $  50,000                       6.25%
                                $ 100,000                       6.5%

       2004                     $ 125,000                       6.58%

       2005                     $ 100,000                       6.625%
                                $  50,000                       6.5%

       2006                     $ 150,000                       6.8%

       2007                     $ 110,000                       6.875%

       2008                     $  50,000                       6.625%

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

5.  Stockholders' Equity

The following summarizes the changes in stockholders' equity for the six months ended June 30, 1999:

                                                                                                       Dividends
                                                                       Additional                     in excess of
                                              Preferred     Common      paid-in         Deferred      accumulated
                                                stock        stock      capital       compensation      earnings        Total
                                            ------------ ------------ -------------- -------------- --------------- --------------
Stockholders' equity, December 31, 1998      $      183   $      639   $  2,328,466   $     (4,356)  $      14,521   $  2,339,453
Dividends declared to common and
   preferred stockholders                            --           --             --             --         (85,699)       (85,699)
Issuance of common stock                             --            9         28,573         (3,167)             --         25,415

Amortization of deferred compensation                --           --             --          1,986              --          1,986
Net income                                           --           --             --             --          53,970         53,970
                                            ------------ ------------ -------------- -------------- --------------- --------------
Stockholders' equity, June 30, 1999          $      183   $      648   $  2,357,039   $     (5,537)  $     (17,208)  $  2,335,125
                                            ============ ============ ============== ============== =============== ==============

During the six months ended June 30, 1999, the Company issued 406,827 Common Stock shares in connection with stock options exercised (the majority of which related to the organization changes announced in February 1999), 421,994 shares through the Company's Dividend Reinvestment Plan, 17,598 shares that were issued to acquire operating partnership units from third parties, 14,846 shares in connection with the Company's Employee Stock Purchase Plan and 97,479 shares in connection with restricted stock grants.

6.  Investments in Unconsolidated Joint Ventures

In connection with the Merger, the Company succeeded to certain investments in unconsolidated joint ventures. At June 30, 1999, these investments consisted of a 50% general partnership interest in Falkland Partners, a 49% general partnership interest in Avalon Run and a 50% general partnership interest in Avalon Grove. The following is a combined summary of the financial position of these joint ventures as of the dates presented (which includes the period prior to the Merger):

                                                                                        6-30-99             12-31-98
                                                                                   ----------------     ----------------
      Assets:
         Real estate, net                                                          $         95,343     $         96,419
         Other assets                                                                         4,704                4,532
                                                                                   ----------------     ----------------

            Total assets                                                           $        100,047     $        100,951
                                                                                   ================     ================

      Liabilities and partners' equity:
         Mortgage notes payable                                                    $         26,000     $         26,000
         Other liabilities                                                                    5,235                4,933
         Partners' equity                                                                    68,812               70,018
                                                                                   ----------------     ----------------

            Total liabilities and partners' equity                                 $        100,047     $        100,951
                                                                                   ================     ================

The following is a combined summary of the operating results of these joint ventures for the periods presented (which includes the periods prior to the Merger):

                                           Three months ended          Six months ended
                                     ---------------------------  ---------------------------
                                        6-30-99       6-30-98        6-30-99       6-30-98
                                     -------------  ------------  ------------  -------------
Rental income                         $     5,078    $    4,936    $   10,166    $     9,700
Other income                                    5             5            10             12
Operating expenses                         (1,357)       (1,367)       (2,741)        (2,656)
Mortgage interest expense                    (184)         (226)         (368)          (423)
Depreciation and amortization                (769)         (762)       (1,541)        (1,515)
                                     -------------  ------------  ------------  -------------

                                      $     2,773    $    2,586    $    5,526    $     5,118
                                     =============  ============  ============  =============



7.   Communities Held for Sale

During 1998, the Company completed a strategic planning effort resulting in a decision to pursue a disposition strategy for certain assets. The Company will solicit competing bids from unrelated parties for these individual assets, and will consider the sales price and tax ramifications of each proposal. Management sold seven communities in connection with this disposition strategy in 1998, and six communities during the first six months of 1999. Management intends to have additional selected assets actively marketed for sale during 1999. However, there can be no assurance that such assets can be sold, or that such sales will prove to be beneficial to the Company.

The communities sold during the first six months of 1999 and the respective sales price and net proceeds are summarized below:

                                                     Period      Apartment   Gross sales     Net
Communities                Location                  of sale       homes        price      proceeds
----------------------------------------------------------------------------------------------------------

Blairmore                  Rancho Cordova, CA         1Q99          252    $   13,250     $  12,991
Avalon at Park Center      Alexandria, VA             2Q99          492        44,250        43,820
Avalon at Lake Arbor       Mitchellville, MD          2Q99          209        14,160        13,800
Avalon Station             Fredricksburg, VA          2Q99          223        12,734        12,500
Avalon Gayton              Richmond, VA               2Q99          328        18,418        18,210
Avalon at Boulders         Richmond, VA               2Q99          284        16,075        15,840
                                                                    ---        ------        ------

                                                                  1,788    $  118,887     $ 117,161
                                                                  =====       =======       =======

The assets targeted for sale include land, buildings and improvements and furniture, fixtures and equipment, and are recorded at the lower of cost or fair value less estimated selling costs. The Company has not recognized a write down in its real estate to arrive at net realizable value. At June 30, 1999, total real estate, net of accumulated depreciation, subject to sale totaled $136,442. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company's condensed consolidated statements of operations include net income of the communities held for sale of $2,537 and $397 for the three months ended June 30, 1999 and 1998, respectively, and $3,019 and $717 for the six months ended June 30, 1999 and 1998, respectively. Depreciation expense on these assets, which was not recognized subsequent to the date of held-for-sale classification, totaled $1,301 and $2,606 for the three and six months ended June 30, 1999, respectively.

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

The Company's reportable operating segments include Stable Communities, Developed Communities and Redeveloped Communities:

- Stable Communities are communities that 1) have attained stabilized occupancy levels (at least 95% occupancy) and operating costs since the beginning of the prior calendar year (these communities are also known as Established Communities); or 2) were acquired subsequent to the beginning of the previous calendar year but were stabilized in terms of occupancy levels and operating costs at the time of acquisition, and remained stabilized throughout the end of the current calendar year. Stable Communities do not include communities where planned redevelopment or development activities have not yet commenced. The primary financial measure for this business segment is Net Operating Income ("NOI"), which represents total revenue less operating expenses and property taxes. With respect to Established Communities, an additional financial measure of performance is NOI for the current year as compared against the prior year and against current year budgeted NOI. With respect to other Stable Communities, performance is primarily based on reviewing growth in NOI for the current period as compared against prior periods within the calendar year and against current year budgeted NOI.

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

Net Operating Income for each community is generally equal to that community's contribution to Funds from Operations ("FFO"), except that interest expense related to indebtedness secured by an individual community and depreciation and amortization on non-real estate assets are not included in the community's NOI although such expenses decrease the Company's consolidated net income and FFO.

The segments are classified based on the individual community's status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable.

In addition to reporting segments based on the above property types, the Company previously reported results within these segments based on the West and East Coast geographic areas. This disclosure was provided as the West and East Coast geographic areas substantially reflected the operating communities of Bay and Avalon, respectively, prior to the Merger. Management currently reviews its operating segments by geographic regions, including Northern and Southern California, Pacific Northwest, Northeast, Mid-Atlantic and Midwest regions. These individual regions contain similar economic characteristics and also meet the other criteria which permit the regions to be aggregated into one reportable region.

The accounting policies applicable to the operating segments described above are the same as those described in the summary of significant accounting policies in the Company's Form 10-K.

                                                           For the three months ended
                                   -------------------------------------------------------------------------
                                      Stable       Developed       Redeveloped
                                   Communities    Communities      Communities       Other          Total
                                   -----------    -----------      -----------       -----          -----

For the three and six months
ended June 30, 1999
-------------------

Segment Results

   Total revenue                   $    87,181     $     8,054     $     7,998     $   19,116     $  122,349
   Net Operating Income            $    61,162     $     6,214     $     5,505     $   12,088     $   84,969
   Gross real estate               $ 2,525,462     $   224,576     $   248,424     $  979,523     $3,977,985

Non-allocated operations

   Total revenue                   $      --       $      --       $      --       $      546     $      546
   Net Operating Income            $      --       $      --       $      --       $      368     $      368
   Gross real estate               $      --       $      --       $      --       $  213,042     $  213,042

Total, AvalonBay

   Total revenue                   $    87,181     $     8,054     $     7,998     $   19,662     $  122,895
   Net Operating Income            $    61,162     $     6,214     $     5,505     $   12,456     $   85,337
   Gross real estate               $ 2,525,462     $   224,576     $   248,424     $1,192,565     $4,191,027

For the three and six months
ended June 30, 1998
-------------------

Segment Results

   Total revenue                   $    37,852     $     1,367     $     5,964     $   24,777     $   69,960
   Net Operating Income            $    26,942     $     1,042     $     4,187     $   15,879     $   48,050
   Gross real estate               $ 1,875,634     $    29,507     $   179,903     $1,203,294     $3,288,338

Non-allocated operations

   Total revenue                   $      --       $      --       $      --       $      233     $      233
   Net Operating Income            $      --       $      --       $      --       $      212     $      212
   Gross real estate               $      --       $      --       $      --       $  470,890     $  470,890

Total, AvalonBay

   Total revenue                   $    37,852     $     1,367     $     5,964     $   25,010     $   70,193
   Net Operating Income            $    26,942     $     1,042     $     4,187     $   16,091     $   48,262
   Gross real estate               $ 1,875,634     $    29,507     $   179,903     $1,674,184     $3,759,228

                                                          For the six months ended
                                   -------------------------------------------------------------------------
                                      Stable       Developed      Redeveloped
                                   Communities    Communities     Communities        Other          Total
                                   -----------    -----------     -----------        -----          -----

For the three and six months
ended June 30, 1999
-------------------

Segment Results

   Total revenue                   $   174,488     $    15,751     $    15,988     $   34,184     $  240,411
   Net Operating Income            $   121,790     $    11,985     $    11,047     $   20,898     $  165,720
   Gross real estate               $ 2,525,462     $   224,576     $   248,424     $  979,523     $3,977,985

Non-allocated operations

   Total revenue                   $      --       $      --       $      --       $    1,043     $    1,043
   Net Operating Income            $      --       $      --       $      --       $      806     $      806
   Gross real estate               $      --       $      --       $      --       $  213,042     $  213,042

Total, AvalonBay

   Total revenue                   $   174,488     $    15,751     $    15,988     $   35,227     $  241,454
   Net Operating Income            $   121,790     $    11,985     $    11,047     $   21,704     $  166,526
   Gross real estate               $ 2,525,462     $   224,576     $   248,424     $1,192,565     $4,191,027

For the three and six months
ended June 30, 1998
-------------------

Segment Results

   Total revenue                   $    57,011     $     2,686     $    11,780     $   43,812     $  115,289
   Net Operating Income            $    41,024     $     2,083     $     8,310     $   28,034     $   79,451
   Gross real estate               $ 1,875,634     $    29,507     $   179,903     $1,203,294     $3,288,338

Non-allocated operations

   Total revenue                   $      --       $      --       $      --       $      312     $      312
   Net Operating Income            $      --       $      --       $      --       $      291     $      291
   Gross real estate               $      --       $      --       $      --       $  470,890     $  470,890

Total, AvalonBay

   Total revenue                   $    57,011     $     2,686     $    11,780     $   44,124     $  115,601
   Net Operating Income            $    41,024     $     2,083     $     8,310     $   28,325     $   79,742
   Gross real estate               $ 1,875,634     $    29,507     $   179,903     $1,674,184     $3,759,228

Operating expenses as reflected on the Condensed Consolidated Statements of Operations include $6,349 and $2,843 for the three months ended June 30, 1999 and 1998, respectively, and $12,037 and $4,010 for the six months ended June 30, 1999 and 1998 of property management overhead costs that are not allocated to individual communities. These costs are not reflected in Net Operating Income as shown in the above tables. Communities held for sale as reflected on the Condensed Consolidated Balance Sheets is net of $6,535 of accumulated depreciation as of June 30, 1999.

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

                                                                    For the three months ended
                                   ------------------------------------------------------------------------------------------------
                                        Stable                Developed          Redeveloped
                                      Communities            Communities         Communities           Other              Total
                                   ----------------       ----------------      --------------     -------------      -------------

For the three and six months
ended June 30, 1998
-------------------

Segment Results

     Total revenue                 $         60,488      $         11,610      $        5,964     $      30,081      $     108,143
     Net Operating Income          $         41,717      $          8,992      $        4,187     $      19,232      $      74,128
     Gross real estate             $      1,559,804      $        307,644      $      179,903     $   1,240,989      $   3,288,340

Non-allocated operations

     Total revenue                 $           --        $           --        $         --       $        635       $         635
     Net Operating Income          $           --        $           --        $         --       $        571       $         571
     Gross real estate             $           --        $           --        $         --       $    470,888       $     470,888

Total, AvalonBay

     Total revenue                 $         60,488      $         11,610      $        5,964     $      30,716      $     108,778
     Net Operating Income          $         41,717      $          8,992      $        4,187     $      19,803      $      74,699
     Gross real estate             $      1,559,804      $        307,644      $      179,903     $   1,711,877      $   3,759,228

                                                                  For the six months ended
                                   ------------------------------------------------------------------------------------------------
                                        Stable                Developed          Redeveloped
                                      Communities            Communities         Communities           Other              Total
                                   ----------------       ----------------      --------------     -------------      -------------
For the three and six months
ended June 30, 1998
-------------------

Segment Results

     Total revenue                 $        118,634      $      22,901         $      11,780      $       55,116     $    208,431
     Net Operating Income          $         81,960      $      17,725         $       8,310      $       35,148     $    143,143
     Gross real estate             $      1,559,804      $     307,644         $     179,903      $    1,240,989     $  3,288,340

Non-allocated operations

     Total revenue                 $           --        $        --           $        --        $        1,193     $      1,193
     Net Operating Income          $           --        $        --           $        --        $        1,063     $      1,063
     Gross real estate             $           --        $        --           $        --        $      470,888     $    470,888

Total, AvalonBay

     Total revenue                 $        118,634      $      22,901         $      11,780      $       56,309     $    209,624
     Net Operating Income          $         81,960      $      17,725         $       8,310      $       36,211     $    144,206
     Gross real estate             $      1,559,804      $     307,644         $     179,903      $    1,711,877     $  3,759,228

9.  Subsequent Events

During July 1999, the Company sold The Pointe, a 296 apartment home community located in the Napa/Solono Valley, California area. The net proceeds of approximately $23,900 from the sale of the community were deposited into an escrow account to facilitate a like-kind exchange transaction.

During July 1999, the Company purchased Avalon at Woodbury, a 224 apartment home community located in the Minneapolis, Minnesota area for approximately $26,000 pursuant to a presale agreement signed in 1997 with an unaffiliated company.

During July 1999, the Company issued $150,000 of unsecured notes. The notes bear interest at 7.50% per annum and will mature August 1, 2009. The net proceeds of approximately $148,400 to the Company were used to reduce amounts outstanding under the Company's Unsecured Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q, including the footnotes to the Company's condensed consolidated financial statements, contains "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not relate to historical matters. We cannot assure the future results or outcome of the matter described in these statements; rather, these statements merely reflect our current expectations of the approximate outcome of the matter discussed. In addition, information concerning the following are forward-looking statements:

     - the completion, and the timing and cost of completion, of apartment communities under construction, reconstruction, development or redevelopment;
     -    the timing of lease-up and occupancy of apartment communities;
     - the pursuit of communities which we are considering for future development;
     -    cost, yield and earnings estimates; and
     -    the timing and effectiveness of Year 2000 compliance.

You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the following:

     - we may be unsuccessful in managing our current growth in the number of apartment communities and the related growth of our business operations;
     - our previous or possible future expansion into new geographic market areas may not produce financial results that are consistent with our historical performance;
     -    we may abandon or fail to secure development opportunities;
     -    construction costs of a community may exceed our original estimates;
     - construction and lease-up of communities under development or redevelopment may not be completed on schedule, resulting in increased interest expense, construction costs and reduced rental revenues;
     - occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond our control;
     - financing may not be available on favorable terms and our cash flow from operations and access to cost effective capital may be insufficient for the development of our pipeline and could limit our pursuit of opportunities;
     - our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;
     - we may, with our suppliers and service providers, experience unanticipated delays or expenses in achieving Year 2000 compliance.

You should read our unaudited condensed consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 1998 and the notes included in our annual report on Form 10-K in conjunction with the following discussion. These forward looking statements represent our estimates and assumptions only as of the date of this report, and we do not undertake to update these forward looking statements.

General

AvalonBay is a Maryland corporation that elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. We focus on the ownership and operation of institutional-quality apartment communities in high barrier-to-entry markets of the United States. This is because we believe that the limited new supply of apartment homes in these markets helps assure more predictable cash flows. These barriers-to-entry include a difficult and lengthy entitlement process with local jurisdictions and dense infill locations where zoned and entitled land is not available. These markets are located in Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country. AvalonBay is the surviving corporation from the merger of Avalon Properties, Inc. ("Avalon") with and into Bay Apartment Communities, Inc. ("Bay") on June 4, 1998. The merger was accounted for as a purchase of Avalon by Bay. In connection with the merger, the Company changed its name from Bay Apartment Communities, Inc. to AvalonBay Communities, Inc.

We are a fully-integrated real estate organization with in-house expertise in the following areas:

     -    acquisition;
     -    development and redevelopment;
     -    construction and reconstruction;
     -    financing;
     -    marketing;
     -    leasing and management; and
     -    information technologies.

With our experience and in-house capabilities, we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in our target markets. Our ability to pursue attractive opportunities may be constrained by capital market conditions that limit the availability of cost effective capital to finance these activities. We have acquired fewer communities in 1999 than in prior years due to these capital constraints, and expect to direct most of our invested capital to new developments for the forseeable future.

We believe apartment communities present an attractive investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand during all phases of a real estate cycle. We intend to pursue appropriate new investments, including both new developments and acquisitions of communities, in markets where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years.

Our real estate investments as of August 2, 1999 consist primarily of stabilized operating apartment communities and communities in various stages of the development cycle and land or land options held for development. We classify these investments into the following categories:

                                                                                Number of          Number of
                                                                               communities      apartment homes
                                                                               -----------      ---------------
Current Communities                                                                125               37,029
-------------------

        Established Communities:                                                    65               18,438
                Northern California                                                 25                6,461
                Southern California                                                  3                  600
                Mid-Atlantic                                                        19                5,631
                Northeast                                                           17                5,248
                Midwest                                                              1                  498

        Other Stabilized Communities:                                               45               13,420
                Northern California                                                  8                2,400
                Southern California                                                  8                2,472
                Mid-Atlantic                                                         6                1,658
                Northeast                                                           10                3,774
                Midwest                                                             11                2,662
                Pacific Northwest                                                    2                  454

        Lease-Up Communities                                                         2                  509

        Redevelopment Communities                                                   13                4,662

Development Communities                                                             12                2,710
-----------------------

Development Rights                                                                  31                8,939 (*)
------------------


(*) Represents an estimate


     Current Communities are apartment communities where construction is complete and the community has reached stabilized occupancy (at least 95% occupied or completed for one year), is in the initial lease-up process or is under redevelopment. Current Communities consist of the following:

          Stabilized Communities. Represents all Current Communities that have completed initial lease-up by attaining physical occupancy levels of at least 95% or have been completed for one year, whichever occurs earlier. Stabilized Communities are categorized as either Established Communities or Other Stabilized Communities.

          - Established Communities. Represents all Stabilized Communities owned by Bay (or, on a pro forma basis, by Avalon which we subsequently acquired in connection with the merger) as of January 1, 1998, with stabilized operating costs as of January 1, 1998 such that a comparison of 1998 operating results to 1999 operating results is meaningful. Each of the Established Communities falls into one of six geographic areas including Northern California, Southern California, Mid-Atlantic, Northeast and Midwest regions. At June 30, 1999, there were no Established Communities in the Pacific Northwest.

          - Other Stabilized Communities. Represents Stabilized Communities as defined above, but which became stabilized or were acquired after January 1, 1998.

          Lease-Up Communities. Represents all communities where construction has been complete for less than one year and where occupancy of at least 95% has not been reached.

          Redevelopment Communities. Represents all communities where substantial redevelopment has either begun or is scheduled to begin. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5 million or 10% of the community's acquisition cost.

     Development Communities are communities that are under construction and for which a final certificate of occupancy has not been received. These communities may be partially complete and operating.

     Development Rights are development opportunities in the early phase of the development process for which we have an option to acquire land or where we own land to develop a new community. We capitalize all related pre-development costs incurred in pursuit of these new developments.

Of the Current Communities, we own:

     - a fee simple ownership interest in 107 operating communities, one of which is on land subject to a 149 year land lease;
     - a general partnership interest in four partnerships that hold a fee simple interest in four other operating communities;
     - a general partnership interest in four partnerships structured as "DownREITs" (as described more fully below) that own 13 communities; and
     - a 100% interest in a senior participating mortgage note secured by one community.

We hold a fee simple ownership interest in each of the Development Communities except for two communities that are owned by partnerships in which we hold a general partnership interest.

In each of the four partnerships structured as DownREITs, we (or one of our wholly-owned subsidiaries) are the general partner and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive certain distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions paid to the holders of units of limited partnership interests approximate the current AvalonBay common stock dividend rate. Each DownREIT partnership has been structured such that it is unlikely that the limited partners will be entitled to a distribution greater than that stated in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption. In lieu of a cash redemption of a unit, we may acquire any unit presented for redemption for one share of common stock. As of August 2, 1999, there were 876,546 units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

At June 30, 1999, we had positioned our portfolio of Stabilized Communities, excluding communities owned by joint ventures, to an average physical occupancy level of 96.1%. The Established Communities had achieved an average economic occupancy of 96.2% for the three and six months ended June 30, 1999. Average economic occupancy for the Established Communities for the three months ended June 30, 1998 was 97.1% and for the six months ended June 30, 1998 was 96.8%. Our aggressive marketing efforts combined with limited and targeted pricing adjustments are responsible for this continued high occupancy. This positioning has resulted in overall growth in rental revenue from Established Communities between periods. Our strategy is to maximize total rental revenue through management of rental rates and occupancy levels. If market and economic conditions change, our strategy of maximizing total rental revenue could lead to lower occupancy levels. Given the current high occupancy level of our portfolio, we believe that any rental revenue and net income gains from our Established Communities would be achieved primarily through higher rental rates and the lower average operating costs per apartment home that result from high occupancy.

We elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and we have not revoked that election. The Company was incorporated under the laws of the State of California in 1978, and we were reincorporated in the State of Maryland in July 1995. Our principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia 22314, and our telephone number at that location is (703) 329-6300. We also maintain regional offices and administrative or specialty offices in or near the following metropolitan areas:

     -    San Jose, California
     -    Wilton, Connecticut
     -    Boston, Massachusetts;
     -    Chicago, Illinois;
     -    Minneapolis, Minnesota;
     -    New York, New York;
     -    Newport Beach, California;
     -    Los Angeles, California;
     -    Princeton, New Jersey; and
     -    Seattle, Washington.

Recent Developments

Sales of Existing Communities. During 1998, we completed a strategic planning effort that resulted in our decision to increase our concentration in selected high barrier-to-entry markets where we believe we can:

     - bring sufficient market and management presence to enhance revenue growth;
     -    reduce operating expenses;
     -    and leverage management talent.

To affect this concentration, we are selling assets in markets that have few high barrier characteristics. Accordingly, we sold five communities, totaling 1,536 apartment homes during the second quarter of 1999. Net proceeds from these sales totaled $104,200,000 resulting in a net gain of $225,000. We sold one additional community, The Pointe, a 296 apartment home community located in the Napa/Solono Valley, California area, in July 1999 in connection with our disposition strategy. The net proceeds from the sale of this community were approximately $23,900,000. We intend to redeploy the proceeds from sales to develop and redevelop communities currently under construction or reconstruction. Pending such redeployment, the proceeds from the sale of these communities will be used to repay amounts outstanding under our variable rate unsecured credit facility or deposited in escrow accounts to facilitate like-kind exchange transactions.

Community Acquisition. We acquired one community, Avalon at Woodbury, during July 1999 for approximately $26,000,000 pursuant to a presale agreement signed in 1997 with an unaffiliated company. The community contains 224 apartment homes, and is located in the Minneapolis, Minnesota area.

Commencement and Completion of Development Communities. During the second quarter of 1999, we began development of two new communities that will contain 424 apartment homes. These communities are located in the Boston, Massachusetts and Northern New Jersey areas. The land parcels were acquired for a total purchase price of $11,280,000, and the total projected investment in the two communities (including the land acquisition costs) is projected to be approximately $62,400,000.

During the second quarter of 1999, three new development communities, Rosewalk at Waterford Park II and Avalon on the Alameda (both located in the San Jose, California area) and Avalon Oaks (located in the Boston, Massachusetts area) were completed containing 665 apartment homes for a total investment of $99,500,000.

Commencement and Completion of Redevelopment Communities. The redevelopment of two existing communities (located in the Chicago, Illinois and Orange County, California areas) commenced during the second quarter of 1999. The total projected investment in redevelopment for these communities, which contain 694 apartment homes, is $13,600,000.

One redevelopment community, Avalon Westhaven, was completed during the second quarter of 1999 for a total investment in redevelopment of $3,400,000. This community contains 190 apartment homes and is located in the Seattle, Washington area.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with expectations. See "Risks of Development and Redevelopment" for our discussion of these and other risks inherent in developing new communities.

Results of Operations

Historically, the changes in our operating results from period-to-period have been primarily the result of increases in the number of apartment homes owned. Where appropriate, period-to-period comparisons of the number of occupied apartment homes are made on a weighted average basis to adjust for changes in the number of apartment homes during the period. For Stabilized Communities, excluding communities owned by joint ventures, all occupied apartment homes are included in the calculation of weighted average occupied apartment homes for each reporting period. For communities in the initial lease-up phase, only apartment homes of communities that are completed and occupied are included in the weighted average number of occupied apartment homes calculation for each reporting period.

The analysis that follows compares our operating results for the three and six months ended June 30, 1999 and June 30, 1998.

Net income available to common stockholders increased $10,470,000 (76.2%) to $24,218,000 for the three months ended June 30, 1999 compared to $13,748,000 for the comparable period of the preceding year. Net income available to common stockholders increased $11,382,000 (50.1%) to $34,080,000 for the six months ended June 30, 1999 compared to $22,698,000 for the comparable period of the preceding year. Excluding non-recurring charges and gain on sale of communities, net income available to common stockholders, as adjusted, increased by $10,311,000 for the three months ended June 30, 1999 and $22,668,000 for the six months ended June 30, 1999 from the comparable periods of 1998. The primary reason for the increases in net income, as adjusted, is additional operating income from the communities we acquired in the merger. The increases are also attributable to additional operating income from communities developed or acquired during 1998 and the first six months of 1999 as well as growth in operating income from Established Communities.

Rental income increased $52,174,000 (74.5%) to $122,242,000 for the three months ended June 30, 1999 compared to $70,068,000 for the comparable period of the preceding year. Rental income increased $124,962,000 (108.2%) to $240,433,000 for the six months ended June 30, 1999 compared to $115,471,000 for the comparable period of the preceding year. Of the six month increase, $1,202,000 relates to rental revenue increases from Established Communities and $123,760,000 relates to rental revenue attributable to newly developed, redeveloped or acquired apartment homes, of which $61,649,000 relates to rental revenue attributable to communities acquired in connection with the merger.

     Overall Portfolio - The $124,962,000 increase is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 17,820 apartment homes for the six months ended June 30, 1998 to 34,145 apartment homes for the six months ended June 30, 1999 as a result of additional apartment homes from the former Avalon communities and the development, redevelopment and acquisition of new communities. For the six months ended June 30, 1999, the weighted average monthly revenue per occupied apartment home increased $97 (9.0%) to $1,172 compared to $1,075 for the comparable period of the preceding year.

     Established Communities (on a pro forma basis, assuming the merger had occurred on January 1, 1998) - Rental revenue increased $2,460,000 (4.0%) for the three months ended June 30, 1999 compared to the comparable period of the preceding year. Rental revenue increased $5,201,000 (4.2%) for the six months ended June 30, 1999 compared to the comparable period of the preceding year. The increases are due to market conditions that allowed for higher average rents, but lower economic occupancy levels. For the six months ended June 30, 1999, weighted average monthly revenue per occupied apartment home increased $57 (4.8%) to $1,201 compared to $1,144 for the comparable period of the preceding year. The average economic occupancy decreased from 96.8% for the six months ended June 30, 1998 to 96.2% for the six months ended June 30, 1999. We believe that, beginning in October 1998, the Northern California sub-markets that are primarily dependent on Silicon Valley employment have softened. These sub-markets have experienced reduced rent growth and occupancy compared to other Northern California sub-markets.

     Established Communities on a pro forma basis include the Established Communities as well as the communities owned by Avalon at January 1, 1998 with stabilized occupancy levels and operating costs as of that date, so that a comparison of 1998 operating results to 1999 operating results is meaningful. Established Communities on a pro forma basis include communities located in the Northeast, Mid-Atlantic and Midwest in addition to those communities located in Northern California and Southern California.

Management fees increased $199,000 to $314,000 for the three months ended June 30, 1999 compared to $115,000 for the comparable period of the preceding year. Management fees increased $538,000 to $653,000 for the six months ended June 30, 1999 compared to $115,000 for the comparable period of the preceding year. Management fees represent revenue from third-party contracts to which we succeeded in the merger.

Operating expenses increased $13,682,000 (71.5%) to $32,817,000 for the three months ended June 30, 1999 compared to $19,135,000 for the comparable period of the preceding year. These expenses increased $34,742,000 (114.0%) to $65,218,000 for the six months ended June 30, 1999 compared to $30,476,000 for the comparable period of the preceding year.

     Overall Portfolio - The increase in operating expenses for the three and six months ended June 30, 1999 is primarily due to additional operating expenses from the former Avalon communities, and secondarily, due to the addition of newly developed, redeveloped or acquired apartment homes. Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1998 - Operating expenses increased $512,000 (4.2%) to $12,730,000 for the three months ended June 30, 1999 compared to $12,218,000 for the comparable period of the preceding year. These expenses increased $1,210,000 (5.0%) to $25,261,000 for the six months ended June 30, 1999 compared to $24,051,000 for the comparable period of the preceding year. The net changes are the result of higher administrative and maintenance costs, offset by lower utility and insurance costs.

Property taxes increased $5,451,000 (96.7%) to $11,090,000 for the three months ended June 30, 1999 compared to $5,639,000 for the comparable period of the preceding year. Property taxes increased $12,354,000 (131.5%) to $21,747,000 for the six months ended June 30, 1999 compared to $9,393,000 for the comparable period of the preceding year.

     Overall Portfolio - The increases for the three and six months ended June 30, 1999 are primarily due to additional expense from the former Avalon communities and secondarily due to the addition of newly developed, redeveloped or acquired apartment homes. Property taxes on Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1998 - Property taxes increased $84,000 (1.6%) to $5,323,000 for the three months ended June 30, 1999 compared to $5,239,000 for the comparable period of the preceding year. Property taxes increased $342,000 (3.3%) to $10,807,000 for the six months ended June 30, 1999 compared to $10,465,000 for the comparable period of the preceding year. The increases are primarily the result of increased assessments of property values and increased property tax rates in the Northeast and Mid-Atlantic regions.

Interest expense increased $7,462,000 (66.9%) to $18,612,000 for the three months ended June 30, 1999 compared to $11,150,000 for the comparable period of the preceding year. Interest expense increased $17,588,000 (101.3%) to $34,949,000 for the six months ended June 30, 1999 compared to $17,361,000 for the comparable period of the preceding year. The increases are primarily attributable to debt assumed in connection with the merger and the issuance of unsecured notes in 1998 and 1999, offset by an increase in capitalized interest. The increase in capitalized interest is due to an increase in the number of apartment homes under construction or reconstruction.

Depreciation and amortization increased $11,341,000 (77.7%) to $25,938,000 for the three months ended June 30, 1999 compared to $14,597,000 for the comparable period of the preceding year. Depreciation and amortization increased $28,937,000 (118.1%) to $53,441,000 for the six months ended June 30, 1999 compared to $24,504,000 for the comparable period of the preceding year. These increases are primarily attributable to additional expense from the former Avalon communities and secondarily to acquisitions, development and redevelopment of communities in 1998 and 1999.

General and administrative expenses increased $598,000 (33.6%) to $2,376,000 for the three months ended June 30, 1999 compared to $1,778,000 for the comparable period of the preceding year. General and administrative expenses increased $1,796,000 (60.9%) to $4,743,000 for the six months ended June 30, 1999 compared to $2,947,000 for the comparable period of the preceding year. These increases are primarily due to costs incurred to support our current portfolio as a result of the merger.

Equity in income of unconsolidated joint ventures increased $442,000 to $680,000 for the three months ended June 30, 1999 compared to $238,000 for the comparable period of the preceding year and increased $1,168,000 to $1,406,000 for the six months ended June 30, 1999 compared to $238,000 for the comparable period of the preceding year. Equity in income of unconsolidated joint ventures represents our share of income of joint ventures that we succeeded to in connection with the merger.

Interest income increased $1,397,000 to $1,757,000 for the three months ended June 30, 1999 compared to $360,000 for the comparable period of the preceding year. Interest income increased $2,955,000 to $3,422,000 for the six months ended June 30, 1999 compared to $467,000 for the comparable period of the preceding year. These increases are primarily due to the interest on the Avalon Arbor promissory note that we succeeded to in connection with the merger and on the Fairlane Woods promissory note acquired in August 1998.

Capitalization of Fixed Assets and Community Improvements

Our policy with respect to capital expenditures generally provides that only non-recurring expenditures are capitalized. Improvements and upgrades are capitalized only if the item:

     -    exceeds $15,000;
     -    extends the useful life of the asset; and
     - is not related to making an apartment home ready for the next resident.

Effective January 1, 1999, we increased the West Coast portfolio's threshold for capitalization of community improvements from $5,000 per occurrence to $15,000 per occurrence. This increase was necessary in order to conform our West Coast portfolio to our company-wide threshold for capitalization of community improvements. Under this policy, virtually all capitalized costs are non-recurring, and recurring make-ready costs are expensed as incurred. Recurring make-ready costs include the following:

     -    carpet and appliance replacements;
     -    floor coverings;
     -    interior painting; and
     -    other redecorating costs.

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. Purchases of personal property made for replacement purposes are expensed. The application of these policies for the six months ended June 30, 1999 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $75 per apartment home. For the six months ended June 30, 1999, we charged to maintenance expense, including carpet and appliance replacements, a total of approximately $15,350,000 for Stabilized Communities or $511 per apartment home. We anticipate that capitalized costs per apartment home will gradually rise as our portfolio of communities matures.

Liquidity and Capital Resources

Liquidity. A primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by:

     -    the number of apartment homes;
     -    rental rates;
     -    occupancy levels; and
     -    our expenses with respect to these apartment homes.

The timing, source and amount of cash flows provided by financing activities and used in investing activities have historically been sensitive to the capital markets environment. Thus, changes in the capital markets environment will affect our plans for the undertaking of construction and development as well as acquisition activity.

Cash and cash equivalents decreased from $15,060,000 at June 30, 1998 to $14,610,000 at June 30, 1999 due to a decrease in the excess of cash provided by financing and operating activities over cash flow used in investing activities.

     Net cash provided by operating activities increased by $38,542,000 from $72,767,000 for the six months ended June 30, 1998 to $111,309,000 for the six months ended June 30, 1999. The increase is due to the addition of the former Avalon communities as well as an increase in operating income of the existing Bay communities.

     Cash used in investing activities decreased by $119,877,000 from $272,863,000 for the six months ended June 30, 1998 to $152,986,000 for the six months ended June 30, 1999. This decrease in expenditures reflects decreased acquisition activity and proceeds from the sale of six communities in the six months ended June 30, 1999 offset by increased construction and reconstruction activity. The decrease in acquisition activity is attributable to a lack of available properties that meet our yield requirements combined with a decrease in the availability of cost-effective capital.

     Net cash provided by financing activities decreased by $164,571,000 from $211,968,000 for the six months ended June 30, 1998 to $47,392,000 for the six months ended June 30, 1999. The decrease is primarily due to decreased borrowings under our unsecured facility and an increase in dividends paid as a result of additional common and preferred shares issued in connection with the merger as well as reduced capital markets activity in response to market conditions.

We review regularly our short and long-term liquidity needs and the adequacy of Funds from Operations (as defined below) and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

     -    normal recurring operating expenses;
     -    debt service payments;
     - the distributions required with respect to our series of preferred stock; and
     - the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.

We anticipate that these needs will be fully funded from cash flows provided by operating activities. Any short-term liquidity needs not provided by current operating cash flows will be funded from our unsecured facility.

We believe our principal long-term liquidity needs are the repayment of medium and long-term debt, as well as the procurement of long-term debt to refinance construction and other development related short-term debt. We anticipate that no significant portion of the principal of any indebtedness will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness, it will be necessary for us to refinance this debt. This refinancing may be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. We also anticipate having significant retained cash flow in each year so that when a debt obligation matures, a portion of each maturity can be satisfied from this retained cash. Although we believe we are well positioned and that we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

Capital Resources. We intend to match the long-term nature of our real estate assets with long-term cost effective capital. We follow a focused strategy to help facilitate uninterrupted access to capital. This strategy includes:

1. Hiring, training and retaining associates with a strong resident service focus, which should lead to higher rents, lower turnover and reduced operating costs;

2. Managing, acquiring and developing institutional quality communities with in-fill locations that should provide consistent, sustained earnings growth;

3. Operating in markets with growing demand, as measured by household formation and job growth, and high barriers-to-entry. These characteristics combine to provide a favorable demand-supply balance, which we believe will create a favorable environment for future rental rate growth while protecting existing and new communities from new supply. This strategy is expected to result in a high level of quality to the revenue stream;

4. Maintaining a conservative capital structure largely comprised of equity and with modest, cost-effective leverage. We generally avoid secured debt except in order to obtain low cost, tax-exempt debt. We believe that such a structure should promote an environment whereby current ratings levels can be maintained;

5. Following accounting practices that provide a high level of quality to reported earnings; and

6. Providing timely, accurate and detailed disclosures to the investment community.

We believe these strategies provide a disciplined approach to capital access to help position AvalonBay to fund portfolio growth.

Recent volatility in the capital markets has decreased our access to cost effective capital. See "Future Financing and Capital Needs" for a discussion of our response to the current capital markets environment.

The following is a discussion of specific capital transactions, arrangements and agreements that are important to our capital resources.

Unsecured Facility

Our unsecured facility is furnished by a consortium of banks that provides $600,000,000 in short-term credit. We pay these banks an annual facility fee of $900,000 in equal quarterly installments. The unsecured facility bears interest at varying levels tied to the London Interbank Offered Rate based on ratings levels achieved on our senior unsecured notes and on a maturity selected by us. The current stated pricing is LIBOR plus .6% per annum. The unsecured facility matures in July 2001, although we have two options to extend the credit facility for one-year periods. Therefore, subject to certain conditions, we may extend the maturity to July 2003. A competitive bid option is available for up to $400,000,000. This option allows banks that are part of the lender consortium to bid to give us loans at a rate that is lower than the stated pricing provided by the unsecured facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus .53% for balances most recently placed under the competitive bid option. At August 2, 1999, $240,500,000 was outstanding, $71,892,000 was used to provide letters of credit and $287,608,000 was available for borrowing under the unsecured facility. We intend to use borrowings under the unsecured facility for:

     -    capital expenditures;
     -    construction, development and renovation costs;
     -    acquisitions of developed or undeveloped communities;
     -    credit enhancement for tax-exempt bonds; and
     -    working capital purposes.

Interest Rate Protection Agreements

We are not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on certain tax-exempt indebtedness. We intend, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate, and we have engaged a consultant to assist in managing our interest rate risks and exposure.

Financing Commitments/Transactions Completed

Although there was no capital markets activity in the second quarter of 1999, we issued $150,000,000 of unsecured notes in July 1999 that bear interest at 7.50% per annum and will mature August 1, 2009. The net proceeds of approximately $148,400,000 was used to repay amounts outstanding under our unsecured facility.

Future Financing and Capital Needs

As of June 30, 1999, we had 22 new communities under construction either by us or by unaffiliated third parties with whom we have entered into forward purchase commitments. As of June 30, 1999, a total estimated cost of $294,566,000 remained to be invested. In addition, we had a total of 13 communities that were under reconstruction, for which an estimated $41,765,000 remained to be invested as of June 30, 1999.

Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction will be funded from:

     -    our $600,000,000 unsecured credit facility;
     -    the net proceeds from the sale of existing communities;
     -    retained operating cash; or
     -    the issuance of debt or equity securities.

We expect to continue to fund deferred development costs related to future developments from retained operating cash and borrowings under the unsecured facility. We believe that these sources of capital will be adequate to take the proposed communities to the point in the development cycle where construction can begin.

We have observed and been impacted by a reduction in the availability of cost effective capital over the last twelve months. We cannot assure that cost effective capital will be available to meet future expenditures required to begin planned reconstruction activity or the construction of the Development Rights. Before planned reconstruction activity or the construction of a Development Right begins, we intend to arrange adequate capital sources to complete these undertakings, although we cannot assure that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pursuit costs and forego reconstruction activity which we believe would have enhanced revenues.

We estimate that a significant portion of our liquidity needs will be met from retained operating cash and borrowings under our unsecured facility. To meet the balance of our liquidity needs, we will need to arrange additional capacity under our existing unsecured facility, sell additional existing communities and/or issue additional debt or equity securities. While we believe we have the financial position to expand our short term credit capacity and support our capital markets activity, we cannot assure that we will be successful in completing these arrangements, offerings or sales. If these transactions cannot be completed on a cost-effective basis, then a continuation of the current capital market conditions described in this report could have a material adverse impact on our operating results and financial condition, including the abandonment of deferred development costs and a resultant charge to earnings.

During 1998, we determined to sell assets in markets that have few high barrier characteristics. We will solicit competing bids from unrelated parties for these individual assets, and will consider the sales price and tax ramifications of each proposal. We intend to actively seek buyers for these assets during 1999. However, we cannot assure that these assets can be sold on terms that we consider satisfactory. In connection with this disposition strategy, we have disposed of seven communities since January 1, 1999. The net proceeds from the sale of these communities were approximately $141,100,000.

The remaining assets that have been identified for disposition include land, buildings and improvements and furniture, fixtures and equipment. Total real estate, net of accumulated depreciation, of all communities identified for sale at June 30, 1999 totaled $136,442,000. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid from our net sales proceeds. Our Condensed Consolidated Statements of Operations include net income from the communities held for sale of $2,537,000 for the three months ended June 30, 1999 and $3,019,000 for the six months ended June 30, 1999. Our Condensed Consolidated Statements of Operations include net income from the communities held for sale for the three months ended June 30, 1998 of $397,000, or $555,000 on a pro forma basis assuming the merger had occurred on January 1, 1998, and $717,000 for the six months ended June 30, 1998, or $1,485,000 on a pro forma basis assuming the merger had occurred on January 1, 1998.

Because the proceeds from the sale of communities are used initially to reduce borrowings under our unsecured facility, the immediate effect of a sale of a community is to reduce earnings. This is because the yield on a community that is sold (as measured against the net proceeds from the sale of the community) exceeds the interest rate on borrowings under our unsecured facility. Therefore, changes in the number and timing of dispositions, and the redeployment of the resulting net proceeds, may have a material and adverse effect on our earnings.

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured facility:

                                                  (Dollars in thousands)


                                                    ALL-IN      PRINCIPAL       BALANCE OUTSTANDING
                                                   INTEREST      MATURITY    --------------------------      ------
                  COMMUNITY                          RATE          DATE       12-31-98         6-30-99        1999
---------------------------------------------      --------     ---------    ----------      ----------      ------
TAX-EXEMPT BONDS:
   FIXED RATE
     Canyon Creek                                    6.48%        Jun-25     $   38,052      $   37,798      $  263
     Waterford                                       5.88%        Aug-14         33,100          33,100          --
     City Heights                                    5.80%        Jun-25         20,496          20,382         119
     CountryBrook                                    7.87%        Mar-12         19,568          19,418         155
     Villa Mariposa                                  5.88%        Mar-17         18,300          18,300          --
     Sea Ridge                                       6.48%        Jun-25         17,261          17,145         119
     Foxchase I                                      5.88%        Nov-07         16,800          16,800          --
     Barrington Hills                                6.48%        Jun-25         13,020          12,933          90
     Rivershore                                      6.48%        Nov-22         10,162          10,075          71
     Foxchase II                                     5.88%        Nov-07          9,600           9,600          --
     Fairway Glen                                    5.88%        Nov-07          9,580           9,580          --
     Crossbrook                                      6.48%        Jun-25          8,382           8,329          56
     Larkspur Canyon                                 5.50%        Jun-25          7,530           7,488          43
     Avalon View                                     7.55%        Aug-24         19,085          18,955         160
     Avalon at Lexington                             6.56%        Feb-25         14,843          14,724         121
     Avalon Knoll                                    6.95%        Jun-26         13,755          13,669          89
     Avalon at Dulles                                7.04%        Jul-24         12,360          12,360          --
     Avalon Fields                                   7.57%        May-27         11,881          11,814          70
     Avalon at Hampton II                            7.04%        Jul-24         11,550          11,550          --
     Avalon at Symphony Glen                         7.06%        Jul-24          9,780           9,780          --
     Avalon West                                     7.73%        Dec-36          8,681           8,657          26
     Avalon Landing                                  6.85%        Jun-26          6,809           6,766          46
                                                                             ----------      ----------      ------
                                                                                330,595         329,223       1,428

   VARIABLE RATE
     Avalon Devonshire                                            Dec-25         27,305          27,305          --
     Avalon at Fairway Hills I                                    Jun-26         11,500          11,500          --
     Laguna Brisas                                                Mar-09         10,400          10,400          --
     Avalon at Hampton I                                          Jun-26          8,060           8,060          --
                                                                             ----------      ----------      ------
                                                                                 57,265          57,265          --
CONVENTIONAL LOANS:
   FIXED RATE
     $100 Million Senior Unsecured Notes            7.375%        Sep-02        100,000         100,000          --
     $100 Million Senior Unsecured Notes            6.625%        Jan-05        100,000         100,000          --
     $110 Million Senior Unsecured Notes            6.875%        Dec-07        110,000         110,000          --
     $50 Million Senior Unsecured Notes              6.25%        Jan-03         50,000          50,000          --
     $50 Million Senior Unsecured Notes              6.50%        Jan-05         50,000          50,000          --
     $50 Million Senior Unsecured Notes             6.625%        Jan-08         50,000          50,000          --
     $100 Million Senior Unsecured Notes             6.50%        Jul-03        100,000         100,000          --
     $150 Million Senior Unsecured Notes             6.80%        Jul-06        150,000         150,000          --
     $125 Million Medium Term Notes                  6.58%        Feb-04             --         125,000          --
     Governor's Square                               7.65%        Aug-04         14,064          13,995          73
     The Arbors                                      7.25%        May-04         12,870          12,870          --
     Gallery Place                                   7.31%        May-01         11,486          11,381         109
     Cedar Ridge                                     6.50%        Jul-99          1,000           1,000       1,000
     Avalon Walk II                                  8.93%        Nov-04         12,762          12,653         112
     Avalon Pines                                    8.00%        Dec-03          5,329           5,283          66
                                                                             ----------      ----------      ------
                                                                                767,511         892,182       1,360
   VARIABLE RATE-NONE                                                                --              --          --
                                                                             ----------      ----------      ------
TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY                               $1,155,371      $1,278,670      $2,788
                                                                             ==========      ==========      ======

                                                  (Dollars in thousands)
                                                      ------      -------      --------       --------      ----------
                  COMMUNITY                            2000        2001          2002           2003        THEREAFTER
-----------------------------------------------       ------      -------      --------       --------      ----------
TAX-EXEMPT BONDS:
   FIXED RATE
     Canyon Creek                                     $  554      $   594      $    637       $    684       $ 35,066
     Waterford                                            --           --            --             --         33,100
     City Heights                                        250          268           288            308         19,149
     CountryBrook                                        330          357           386            417         17,773
     Villa Mariposa                                       --           --            --             --         18,300
     Sea Ridge                                           251          270           289            310         15,906
     Foxchase I                                           --           --            --             --         16,800
     Barrington Hills                                    190          203           218            234         11,998
     Rivershore                                          171          184           198            213          9,238
     Foxchase II                                          --           --            --             --          9,600
     Fairway Glen                                         --           --            --             --          9,580
     Crossbrook                                          117          126           136            146          7,748
     Larkspur Canyon                                      91           98           105            112          7,039
     Avalon View                                         330          350           373            397         17,345
     Avalon at Lexington                                 255          271           288            307         13,482
     Avalon Knoll                                        187          200           214            230         12,749
     Avalon at Dulles                                     --           --            --             --         12,360
     Avalon Fields                                       147          157           169            180         11,091
     Avalon at Hampton II                                 --           --            --             --         11,550
     Avalon at Symphony Glen                              --           --            --             --          9,780
     Avalon West                                          53           57            61             65          8,395
     Avalon Landing                                       95          101           108            116          6,300
                                                      ------      -------      --------       --------       --------
                                                       3,021        3,236         3,470          3,719        314,349

   VARIABLE RATE
     Avalon Devonshire                                    --           --            --             --         27,305
     Avalon at Fairway Hills I                            --           --            --             --         11,500
     Laguna Brisas                                        --           --            --             --         10,400
     Avalon at Hampton I                                  --           --            --             --          8,060
                                                      ------      -------      --------       --------       --------
                                                          --           --            --             --         57,265

CONVENTIONAL LOANS:
   FIXED RATE
     $100 Million Senior Unsecured Notes                  --           --       100,000             --             --
     $100 Million Senior Unsecured Notes                  --           --            --             --        100,000
     $110 Million Senior Unsecured Notes                  --           --            --             --        110,000
     $50 Million Senior Unsecured Notes                   --           --            --         50,000             --
     $50 Million Senior Unsecured Notes                   --           --            --             --         50,000
     $50 Million Senior Unsecured Notes                   --           --            --             --         50,000
     $100 Million Senior Unsecured Notes                  --           --            --        100,000             --
     $150 Million Senior Unsecured Notes                  --           --            --             --        150,000
     $125 Million Medium Term Notes                       --           --            --             --        125,000
     Governor's Square                                   153          165           178            193         13,233
     The Arbors                                           --           --            --             --         12,870
     Gallery Place                                       230       11,042            --             --             --
     Cedar Ridge                                          --           --            --             --             --
     Avalon Walk II                                      241          264           288            315         11,433
     Avalon Pines                                        121          131           142          4,823             --
                                                      ------      -------      --------       --------       --------
                                                         745       11,602       100,608        155,331        622,536
   VARIABLE RATE-NONE                                     --           --            --             --             --
                                                      ------      -------      --------       --------       --------
TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY        $3,766      $14,838      $104,078       $159,050       $994,150
                                                      ======      =======      ========       ========       ========

Inflation

Substantially all of the leases at the Current Communities are for a term of one year or less. This may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term without penalty. Short-term leases combined with relatively consistent demand allow rents, and therefore cash flow, from our portfolio of apartments to provide an attractive inflation hedge.

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

We have been taking steps to determine the nature and extent of the work required to make our information computer systems, or IT Systems, and non-information embedded systems, or Non-IT Systems, Year 2000 compliant. We are also working to determine what effects non-compliance by our significant business partners may have on us. We have assigned key personnel to our Year 2000 Task Force to coordinate compliance efforts. Our Task Force is represented by executive, financial and community operation functions. We have engaged an outside consulting firm to assist the Task Force in detecting Non-IT Systems that are not Year 2000 compliant. The consultants have aided in assessing the compliance of our Non-IT Systems and, for non-compliant systems, have recommended replacement, upgrades or alternative solutions based on the system's importance to business operations or financial impact, likelihood of failure, life safety concerns and available contingency options.

We have identified certain phases necessary to become Year 2000 compliant and have established an estimated timetable for completion of those phases, as shown below:


                                                                                                    ESTIMATED COMPLETION DATE
                     PHASE                                  DEFINITION                                AS OF AUGUST 2, 1999
                     -----                                  ----------                                --------------------
1.     Designate Task Force                  Assign key management personnel to our Year                   Completed
                                             2000 Task Force to coordinate compliance
                                             efforts

2.     Introduce Year 2000 Awareness         Communicate the Year 2000 issue to our                        Completed
                                             associates.  Ensure current and future
                                             acquisition, development and operation
                                             processes address Year 2000 compliance

                                                                                                    ESTIMATED COMPLETIONDATE
                     PHASE                                  DEFINITION                                AS OF AUGUST 2, 1999
                     -----                                  ----------                                --------------------
3.     Inventory System                      INITIAL REVIEW: Identify our  IT systems and                3.1: Completed
       3.1    Initial Review                 Non-IT  systems and  provide findings to the                3.2: Completed
       3.2    Follow-up Review               consultants
                                             FOLLOW-UP REVIEW:  Utilize consultants'
                                             analysis of the initial review to detect
                                             previously unknown Non-IT systems

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

7.     Contingency Plan                      Develop contingency plans to minimize                7.1: Substantially Completed
       7.1    General Community              disruptions and data processing errors in the           7.2: October 31, 1999
       7.2    Site Specific                  event impacted IT and Non-IT systems are not
                                             Year 2000 compliant on January 1, 2000.
                                             General community contingency plans will be
                                             developed for each community type.  Where
                                             necessary, as determined by system inventory,
                                             site specific contingency plans will be
                                             developed

8.     Replace/Upgrade and Test Solutions    Replace or upgrade certain non-compliant       Replace/Upgrade: Substantially Completed
                                             information and Non-IT systems and test                 Test: October 31, 1999
                                             functionality of critical systems

9.     Communicate to Residents              Communicate to residents steps we have taken               October 31, 1999
                                             towards becoming Year 2000 compliant and
                                             remaining information and non-information
                                             systems  that may still be impacted

Our Year 2000 Task Force has completed the Inventory System Phase for computerized information systems. The assessment determined that it was necessary to modify, update or replace limited portions of our computer hardware and software applications.

We have completed the replacement and upgrade of our existing hardware and software information systems in the normal course of business resulting in Year 2000 compliance. The vendor that provided our previous accounting software has a compliant version of its product, but growth in our operations requires a general ledger system with scope and functionality that is not present in either the system we previously used or the Year 2000 compliant version of that system. Accordingly, we replaced the current general ledger system with an enhanced system that, in addition to increased functionality, is believed to be Year 2000 compliant. The implementation of the new general ledger system was completed July 1, 1999. We are not treating the cost of this new system as a Year 2000 expense because the implementation date was not accelerated due to Year 2000 compliance concerns. The cost of the new general ledger system, after considering anticipated efficiencies provided by the new system, is not currently expected to have a material effect, either beneficial or adverse, on our financial condition or results of operations.

Our Task Force has also completed the Inventory System Phase of our non-information embedded systems, such as security, heating and cooling, and fire and elevator systems, at each community that may not be Year 2000 compliant. The Task Force has identified areas of risks for non-compliance by community type. The high-rises, mid-rises and newer garden communities represent the greatest risk of non-compliant systems as they have the most systems per community. In conjunction with our consultants, the Task Force has conducted an assessment of these systems at all communities to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The Task Force has completed the Follow-up Review of the Inventory System Phase to ensure all non-information embedded systems are addressed for Year 2000 compliance.

Some believe the world's Year 2000 problem, if uncorrected, may result in a major economic crisis and cause major dislocations of business and governmental organizations. We are unable to determine whether such predictions are true or false. As mentioned above, we expect that the nature of our income, rent from residents under leases that are generally one year or less, should serve as a hedge against any short term disruptions of business. However, if a general worst case scenario proves true, all companies, including AvalonBay, will experience the effects.

We, together with our consultants, have completed the process of verifying inventory and have substantially completed the process of obtaining risk assurance regarding Year 2000 compliance of detected non-information embedded systems. The Task Force and consultants have prioritized the non-compliant systems and are proceeding according to the phases described above. We cannot assure, however, that the completion of the process of verifying inventory and obtaining risk assurance has identified all non-compliant systems.

Upon completion of each of the above described upgrades and replacements of our information and non-information systems, we will begin testing to ensure Year 2000 compliance. Testing will be performed on systems:

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

We currently expect our testing to be completed during the fourth quarter of 1999. While we anticipate such tests will be successful in all material respects, the Task Force intends to closely monitor our Year 2000 compliance progress and has substantially completed development of contingency plans in the event non-information embedded systems are not compliant. The Task Force has created functional contingency plans by community type, or general community contingency plans, that encompass substantially all of our existing portfolio. For certain communities, primarily communities with high-rise buildings, specific contingency plans, referred to as site specific contingency plans, may be required. The Task Force will continue to review both compliance and contingency plans, throughout all of the above phases, in an effort to detect if any systems will not be compliant on time.

We currently anticipate that the costs of becoming Year 2000 compliant for all impacted systems will be approximately $750,000, based on the completion of the Prioritize and Budget Phase. Based on available information, we believe that the ultimate cost of achieving Year 2000 compliance will not have a material adverse effect on our business, financial condition or results of operations. However, we cannot assure that we will be Year 2000 compliant by December 31, 1999 or that we will not incur significant additional costs pursuing Year 2000 compliance.

The third parties with which we have material relationships include our utility providers and the vendor that has provided our new accounting software system. Together with the consultants, we have communicated with these and other third party vendors to determine the efforts being made on their part for compliance and to request representation that their systems will be Year 2000 compliant. Substantially all of the vendors that have responded to our inquiries have represented that Year 2000 compliance plans are being implemented for their systems. No assurance can be given that our utility providers will be Year 2000 compliant based on the responses received. As described above, we expect that our accounting software will be Year 2000 compliant.

We are not aware of third parties, other than our residents and owners of communities for which we provide community management services, to which we could have potential material liabilities should our information or non-information systems be non-compliant on January 1, 2000. The inability of AvalonBay to achieve Year 2000 compliance on its non-information systems by January 1, 2000 may cause disruption in services that could potentially lead to declining occupancy rates, rental concessions, or higher operating expenses, and other material adverse effects, which are not quantifiable at this time. These disruptions may include, but are not limited to, disabled fire control systems, lighting controls, utilities, telephone and elevator operations.

Currently, we have not delayed any information technology or non-information technology projects due to the Year 2000 compliance efforts. However, we can neither assure that future delays in such projects will not occur as a result of Year 2000 compliance efforts, nor anticipate the effects of such delays on our operations.

Funds from Operations

We generally consider Funds from Operations ("FFO") to be an appropriate measure of our operating performance because it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements included elsewhere in this report. FFO is determined in accordance with a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R), and is defined as:

     - net income or loss computed in accordance with generally accepted accounting principles, except that excluded from net income or loss are gains or losses from debt restructuring, other non-recurring items and sales of property;
     -    plus depreciation of real estate assets; and
     -    after adjustments for unconsolidated partnerships and joint ventures.

FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles. Therefore it should not be considered an alternative to net income as an indication of our performance. FFO should also not be considered an alternative to net cash flows from operating activities as determined by generally accepted accounting principles as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. Further, FFO as calculated for other REITs may not be comparable to our calculation of FFO.

For the three months ended June 30, 1999, FFO increased to $50,559,000 from $28,314,000 for the three months ended June 30, 1998. This increase is primarily due to the acquisition of additional communities in connection with the merger and to delivery of new development and redevelopment communities. Growth in earnings from Established Communities as well as acquisition activity in 1998 also contributed to the increase.

FFO for the three months ended June 30, 1999 and the preceding four quarters are summarized as follows (dollars in thousands):


                                                                           For the three months ended
                                                     --------------------------------------------------------------------------
                                                        6-30-99        3-31-99       12-31-98         9-30-98         6-30-98
                                                     ------------    -----------    -----------     -----------     -----------

Net income                                            $   34,163     $   19,807     $   31,673      $   31,540      $   18,242
Preferred dividends                                       (9,945)        (9,945)        (9,582)         (7,769)         (4,494)
Depreciation - real estate assets                         25,728         26,843         29,708          23,018          14,164
Joint venture adjustments                                    187            187
                                                                                           183             183              62
Minority interest expense                                    495            433
                                                                                           468             470             250
Gain on sale of communities                                 (225)        (5,079)        (3,930)
                                                                                                           (40)             --
Non-recurring adjustments to net income:
       Amortization of non-recurring costs,
       primarily legal, from the issuance of
       tax exempt bonds (1)                                   90             90             90              90              90
       Non-recurring charges (2)                              66         16,524             --              --              --
                                                     ------------   ------------   ------------   -------------   -------------

        Funds from Operations                         $   50,559     $   48,860     $   48,610      $   47,492      $   28,314
                                                     ============   ============   ============   =============   =============


(1) Represents the amortization of pre-1986 bond issuance costs carried forward to AvalonBay and costs associated with the reissuance of tax-exempt bonds incurred prior to the initial public offering of Bay in March 1994 in order to preserve the tax-exempt status of the bonds at the initial public offering.
(2) Consists of $16,076 related to a management and other organizational change announced during 1998 and $514 for Year 2000 remediation costs.

Management Information Systems

We believe that a state-of-the-art management information systems infrastructure will be an important element in managing our future growth. This is because timely and accurate collection of financial and resident profile data will enable us to maximize revenue through careful leasing decisions and financial management. Accordingly, we currently employ a proprietary company-wide intranet using a digital network with high-speed digital lines. This network connects all of our communities and offices to central servers in Alexandria, Virginia, providing access to our associates and to Company information throughout the country from all locations. This infrastructure also allows us to employ new "network computers" that are less expensive to purchase and support, which reduces our "total cost of ownership" for each work station.

During 1998, we began the development of a new on-site property management system and a leasing automation system to enable management to capture, review and analyze data to a greater extent than is possible using available existing commercial software. We intend to enter into a joint venture with another public multifamily real estate company (our "joint venturer") and to continue development of these systems through the joint venture entity. The software development process is currently managed by our employees who have significant related project management experience and the employees of the joint venturer. The actual programming and documentation of the software is being conducted by our employees and third party consultants under the supervision of these experienced project managers. We currently expect that the total development costs over a three-year period will be approximately $7.5 million (including hardware costs and expenses, the costs of employee and related overhead, and the costs of engaging third party consultants) and that such development costs will be shared on an equal basis by us and the joint venture. Once developed, we intend to use the property management system in place of current property management information systems for which we pay a license fee to third parties and we intend to use the leasing automation system to make the lease application process easier for residents and more efficient for us to manage. We currently project that the property management system will undergo an on-site test (i.e., a "beta test") during the second quarter of 2000 and that the system will be functional and implemented during the third and fourth quarters of 2000. The leasing automation system is currently in beta testing at two communities, and if such testing is successful, we intend to implement the system during the first quarter of 2000.

We believe that once implemented these software systems will result in cost savings due to added efficiencies in management time and overhead, and that these savings will largely offset the expense associated with amortizing the software development costs and maintaining the software. We also believe that it is possible that other real estate companies may desire to use the software we are developing and that therefore there may be an opportunity to recover, in the future, a portion of our investment by licensing the software to others. However, at the present time these potential cost savings and ancillary revenue are speculative and we cannot assure that the system will provide sufficient benefits to offset the cost of development and maintenance.

We have never before engaged in the development of software on this scale and have never licensed software to others. There are a variety of risks associated with the development of software both for internal use and for potential sale or licensing to third parties. Among the principal risks associated with this undertaking are the following:

     - we may not be able to maintain the schedule or budget that we have projected for the development of the software;
     - the software may not provide the functionality and efficiency we have projected;
     - we may decide not to endeavor to license the software to other enterprises, the software may not be attractive to other enterprises and we may not be able to effectively manage the licensing of the software to other enterprises; and
     - the software may not provide AvalonBay with meaningful cost savings or a meaningful source of ancillary revenues.

Natural Disasters

Many of our West Coast communities are located in the general vicinity of active earthquake faults. In July 1998, we obtained a seismic risk analysis from an engineering firm which estimated the probable maximum damage for each of the 60 West Coast communities that we owned at that time and for each of the five West Coast communities under development at that time. The seismic risk analysis was obtained for each individual community and for all of those communities combined. To establish a probable maximum damage, the engineers first define a severe earthquake event for the applicable geographic area, which is an earthquake that has only a 10% likelihood of occurring over a 50-year period. The probable maximum damage is determined as the structural and architectural damage and business interruption loss that has only a 10% probability of being exceeded in the event of such an earthquake. Because a significant number of our communities are located in the San Francisco Bay Area, the engineers' analysis defined an earthquake on the Hayward Fault with a Richter Scale magnitude of 7.1 as a severe earthquake with a 10% probability of occurring within a 50-year period. The engineers then established an aggregate probable maximum damage at that time of $113 million for the 60 West Coast communities that we owned at that time and the five West

Coast communities under development. The $113 million probable maximum damage for those communities was a probable maximum level that the engineers expected to be exceeded only 10% of the time in the event of such a severe earthquake. The actual aggregate probable maximum damage could be higher or lower as a result of variations in soil classifications and structural vulnerabilities. For each community, the engineers' analysis calculated an individual probable maximum damage as a percentage of the community's replacement cost and projected revenues. We cannot assure that:

     - an earthquake would not cause damage or losses greater than the probable maximum damage assessments indicate;
     - future probable maximum damage levels will not be higher than the current probable maximum damage levels described above for our communities located on the West Coast; or
     - future acquisitions or developments will not have probable maximum damage assessments indicating the possibility of greater damage or losses than currently indicated.

In August 1998, we renewed our earthquake insurance, both for physical damage and lost revenue, with respect to all communities we owned at that time and all of the communities under development. For any single occurrence, we have in place $75,000,000 of coverage with a five percent deductible. The five percent deductible is a minimum of $100,000 and a maximum of $25,000,000 per occurrence. In addition, our general liability and property casualty insurance provides coverage for personal liability and fire damage. In the event an uninsured disaster or a loss in excess of insured limits were to occur, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

Development Communities

As of June 30, 1999, there were 12 Development Communities under construction. These Development Communities are expected to add a total of 2,710 apartment homes to our portfolio upon completion. The total capitalized cost of the Development Communities, when completed, is expected to be approximately $448.5 million. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure that:

     -    we will complete the Development Communities;
     - our budgeted costs or estimates of occupancy rates or "Projected EBITDA as a % of Total Budgeted Cost" will be realized;
     - our schedule of leasing start dates or construction completion dates will be achieved; or
     -    future developments will realize comparable returns.

See the discussion under "Risks of Development and Redevelopment" below.

We hold a fee simple ownership interest in each of the Development Communities except for two communities that are owned by partnerships in which we hold a general partnership interest. The following page presents a summary of Development Communities:

                           AVALONBAY COMMUNITIES, INC.
                         DEVELOPMENT COMMUNITIES SUMMARY

                                                                                                                          Projected
                                                                                                                         EBITDA as a
                                    Number of     Budgeted                                 Estimated       Estimated      % of total
                                    apartment     cost (1)     Construction    Initial     completion    stabilization     budgeted
                                      homes     ($ millions)      start       occupancy       date         date (2)        cost (3)
                                   -------------------------------------------------------------------------------------------------
 1. Avalon Willow
    Mamaroneck, NY                     227         $46.8         Q2 1997       Q1 1999      Q4 1999        Q2 2000          8.6%
 2. The Tower at Avalon Cove
    Jersey City, NJ                    269         $51.8         Q1 1998       Q1 1999      Q3 1999        Q4 1999         10.5%
 3. The Avalon
    Bronxville, NY                     110         $28.1         Q1 1998       Q2 1999      Q3 1999        Q4 1999         10.5%
 4. Avalon Valley
    Danbury, CT                        268         $26.1         Q1 1998       Q1 1999      Q3 1999        Q4 1999         11.0% (4)
 5. Avalon Lake
    Danbury, CT                        135         $17.0         Q2 1998       Q1 1999      Q3 1999        Q4 1999         11.0% (4)
 6. Avalon Crest
    Fort Lee, NJ                       351         $57.4         Q4 1997       Q2 1999      Q4 1999        Q1 2000         11.0%
 7. Avalon Towers by the Bay
    San Francisco, CA                  226         $65.9         Q4 1997       Q3 1999      Q3 1999        Q1 2000          9.6%
 8. Avalon Corners
    Stamford, CT                       195         $32.5         Q3 1998       Q3 1999      Q1 2000        Q3 2000         10.4%
 9. Avalon Fox Mill
    Herndon, VA                        165         $20.1         Q4 1998       Q3 1999      Q1 2000        Q2 2000         10.2%
10. Avalon Court North
    Melville, NY                       340         $40.4         Q4 1998       Q3 1999      Q1 2000        Q3 2000         11.7%
11. Avalon Essex
    Peabody, MA                        154         $21.4         Q2 1999       Q2 2000      Q4 2000        Q1 2001         10.6%
12. Avalon at Florham Park
    Florham Park, NJ                   270         $41.0         Q2 1999       Q1 2000      Q2 2001        Q4 2001         12.1%
                                       ---         -----                                                                   -----
    Total Weighted Average            2,710        $448.5                                                                  10.5%
                                      -----        ------                                                                  -----

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

Redevelopment Communities

As of June 30, 1999, we had 13 communities under redevelopment. The total budgeted cost to complete these Redevelopment Communities, including the cost of acquisition and redevelopment, is expected to be approximately $456.9 million, of which approximately $89.4 million is the additional capital invested or expected to be invested above the original purchase cost. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary over a wider range than for a new development community. We cannot assure that we will not exceed budgeted costs, either individually or in the aggregate, or that projected unleveraged returns on cost will be achieved. See the discussion under "Risks of Development and Redevelopment" below.

The following presents a summary of Redevelopment Communities:


                           AVALONBAY COMMUNITIES, INC.
                      REDEVELOPMENT COMMUNITIES SUMMARY (1)

                                                                                                                   Projected
                                                                                                                  EBITDA as a
                                  Number of     Budgted                                             Estimated     % of total
                                  apartment     cost (2)      Reconstruction   Reconstruction     restabilized     budgeted
                                    homes     ($ millions)        start          completion      operations (3)    cost (4)
                                 --------------------------------------------------------------------------------------------
 1. Arbor Heights
    Hacienda Heights, CA             351         $28.7           Q2 1998           Q3 1999           Q1 2000         9.4%
 2. Gallery Place
    Redmond, WA                      222         $25.3           Q1 1998           Q3 1999           Q3 1999         8.3%
 3. Viewpointe
    Woodland Hills, CA               663         $72.7           Q2 1998           Q3 1999           Q3 1999         9.7%
 4. Waterhouse Place
    Beaverton, OR                    279         $20.3           Q2 1998           Q4 1999           Q4 1999         8.9%
 5. Westside Terrace
    Los Angeles, CA                  363         $39.9           Q3 1998           Q3 1999           Q3 1999         9.3%
 6. Warner Oaks
    Woodland Hills, CA               227         $25.0           Q3 1998           Q4 1999           Q1 2000         9.2%
 7. Amberway
    Anaheim, CA                      272         $21.2           Q3 1998           Q3 1999           Q4 1999         8.8%
 8. Avalon Ridge
    Renton, WA                       421         $35.7           Q3 1998           Q2 2000           Q3 2000         9.8%
 9. Governor's Square
    Sacramento, CA                   302         $27.7           Q1 1998           Q4 1999           Q1 2000         8.4%
10. Mission Bay Club (5)
    San Diego, CA                    564         $57.3           Q3 1998           Q2 2000           Q3 2000         9.1%
11. Avalon at Pacific Bay (6)
    Huntington Beach, CA             304         $34.8           Q1 1999           Q4 1999           Q1 2000         8.6%
12. Avalon at West Grove
    Westmont, IL                     400         $28.5           Q2 1999           Q4 1999           Q4 1999         9.0%
13. Creekside
    Mountain View, CA                294         $39.8           Q2 1999           Q4 2000           Q1 2001         9.9%
                                     ---         -----                                                               ----
    Total Weighted Average          4,662        $456.9                                                              9.2%
                                    -----        ------                                                              ----


(1) Redevelopment Communities are communities acquired for which redevelopment costs are expected to exceed 10% of the original acquisition cost or $5,000,000.
(2) Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with generally accepted accounting principles.
(3) Restabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of redevelopment.
(4) Projected EBITDA represents gross potential earnings projected to be achieved at completion of redevelopment before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) projected economic vacancy and (b) projected stabilized operating expenses.
(5)  Formerly named "Bay Pointe."
(6)  Formerly named "Pacifica Club."

Development Rights

As of June 30, 1999, we are considering the development of 31 new apartment communities. These Development Rights range from land owned or under contract for which design and architectural planning has just begun to land under contract or owned by us with completed site plans and drawings where construction can begin almost immediately. We estimate that the successful completion of all of these communities would ultimately add 8,939 institutional-quality apartment homes to our portfolio. At June 30, 1999, the cumulative capitalized costs incurred in pursuit of the 31 Development Rights, including the cost of land acquired in connection with five of the Development Rights, was approximately $64 million. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

We generally hold Development Rights through options to acquire land, although one Development Right located in New Canaan, CT is controlled through a joint venture partnership that owns land. The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made are business judgments that we make after financial, demographic and other analysis is performed. Finally, we currently intend to limit the percentage of debt used to finance new developments. To comply with our policy on the use of debt, other financing alternatives may be required to finance the development of those Development Rights scheduled to start construction after June 30, 1999. Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of our FFO.

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure that:

     - we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or

     - construction of any particular community will be undertaken or, if undertaken, will begin at the expected times assumed in the financial projections or be completed by the anticipated date and/or at the total budgeted cost assumed in the financial projections.

                           AVALONBAY COMMUNITIES, INC.
                           DEVELOPMENT RIGHTS SUMMARY

                                                                                              Total
                                                       Estimated                             budgeted
                                                        number                                costs
               Location                                of homes                            ($ millions)
      ---------------------------                ----------------------             ---------------------------
 1.   Bellevue, WA               (1)                      202                                  29.6
 2.   Mountain View, CA          (1)                      211                                  61.3
 3.   San Jose, CA               (1)                      253                                  45.3
 4.   Hull, MA                                            162                                  17.8
 5.   New Rochelle, NY                                    409                                  85.4
 6.   Stamford, CT                                        327                                  58.1
 7.   Freehold, NJ                                        296                                  29.7
 8.   Orange, CT                                          168                                  16.4
 9.   New Canaan, CT             (1) (2)                  104                                  26.4
10.   Darien, CT                                          189                                  30.1
11.   Yonkers, NY                                         256                                  35.0
12.   Greenburgh - II, NY                                 500                                  81.7
13.   Greenburgh - III, NY                                266                                  43.4
14.   Arlington I, VA                                     510                                  65.6
15.   Arlington II, VA                                    332                                  37.0
16.   Edgewater, NJ              (1)                      408                                  75.5
17.   Hopewell, NJ                                        280                                  33.9
18.   Naperville, IL                                      100                                  14.4
19.   Westbury, NY                                        361                                  48.6
20.   Providence, RI                                      247                                  30.4
21.   Port Jefferson, NY                                  232                                  27.3
22.   Yorktown, NY                                        396                                  47.2
23.   North Haven, CT                                     128                                  13.2
24.   Marlboro, MA                                        160                                  19.8
25.   Newtown, CT                                         304                                  34.3
26.   Wilton, CT                                          132                                  21.6
27.   North Potomac, MD                                   564                                  62.5
28.   Los Angeles, CA                                     272                                  46.1
29.   Weymouth, MA                                        304                                  32.0
30.   San Diego, CA                                       485                                  67.0
31.   Long Island City, NY                                381                                  80.2

                                                 ----------------------             ---------------------------

           Totals                                        8,939                               $1,316.8
                                                 ======================             ===========================

(1)  AvalonBay owns land, but construction has not yet begun.
(2) The land is owned by Town Close Associates Limited Partnership in which AvalonBay is a majority partner. It is currently anticipated that the land seller will retain a minority limited partner interest.

Risks of Development and Redevelopment

We intend to continue to pursue the development and redevelopment of apartment home communities in accordance with our business and financial policies. Our development and redevelopment activities may be exposed to the following risks:

     - we may abandon opportunities we have already begun to explore based on further financial, demographic or other analysis;
     - we may encounter liquidity constraints, including the unavailability of financing on favorable terms for the development or redevelopment of a community;
     - we may be unable to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations;
     - we may incur construction or reconstruction costs for a community that exceed our original estimates due to increased materials, labor or other expenses, which could make completion or redevelopment of the community uneconomical;
     - occupancy rates and rents at a newly completed or redevelopment community may fluctuate depending on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; and
     - we may be unable to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs.

The occurrence of any of the events described above could adversely affect our ability to achieve our projected yields on communities under development or redevelopment and could prevent us from paying distributions to our stockholders.

For each Development and Redevelopment Community, we establish a target for projected EBITDA as a percentage of total budgeted cost. Projected EBITDA represents gross potential earnings projected to be achieved at completion of development or redevelopment before interest, income taxes, depreciation, amortization, and extraordinary items minus projected economic vacancy and projected stabilized operating expenses. Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, including:

     -    land and/or property acquisition costs;
     -    construction costs;
     -    real estate taxes;
     -    capitalized interest;
     -    loan fees;
     -    permits;
     -    professional fees;
     -    allocated development overhead; and
     -    other regulatory fees determined in accordance with GAAP.

Gross potential earnings and construction costs are projected by us based on market conditions prevailing in the community's market at the time our budgets are prepared and reflect changes to those market conditions that we anticipated at that time. Although we attempt to anticipate changes in market conditions, we cannot predict with certainty what those changes will be. Construction costs have been increasing and, for some of our Development Communities, the total construction costs have been or are expected to be higher than the original budget. Nonetheless, because of increases in prevailing market rents we believe that, in the aggregate, we will still achieve our targeted projected EBITDA as a percentage of total budgeted cost for those communities experiencing costs in excess of the original budget. We believe that we could experience similar increases in construction costs and market rents with respect to other development communities resulting in total construction costs that exceed original budgets. Likewise, costs to redevelop communities that have been acquired have, in some cases, exceeded our original estimates and similar increases in costs may be experienced in the future. We cannot assure you that market rents in effect at the time new development communities or repositioned communities complete lease-up will be sufficient to fully offset the effects of any increased construction costs.

Capitalized Interest

In accordance with GAAP, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy. Thereafter, the interest allocated to that completed building within the community is expensed. Capitalized interest during the three months ended June 30, 1999 totaled $5,866,000 and for the six months ended June 30, 1999 totaled $13,149,000. Capitalized interest during the three months ended June 30, 1998 totaled $3,561,000 and during the six months ended June 30, 1998 totaled $6,525,000.

Item 3.       Quantitative and Qualitative Disclosures About Market
              Risk

              Not Applicable

PART II.    OTHER INFORMATION

Item 1.       Legal Proceedings

              We are involved in certain ordinary routine litigation incidental to the conduct of our business. While the outcome of such litigation cannot be predicted with certainty, we do not expect any current litigation to have a material effect on our business or financial condition.

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              The Company held its 1999 Annual Meeting of Stockholders on May 5, 1999. The stockholders voted to elect Gilbert M. Meyer, Richard L. Michaux, Bruce A. Choate, Michael A. Futterman, John J. Healy, Jr., Richard W. Miller, Brenda J. Mixson, Lance R. Primis and Allan D. Schuster to serve as directors of the Company until the 2000 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

                     55,079,397 votes were cast for, and 40,942 votes were
              withheld from the election of Mr. Meyer.

                     55,089,247 votes were cast for, and 31,092 votes were
              withheld from the election of Mr. Michaux.

                     55,090,483 votes were cast for, and 29,856 votes were
              withheld from the election of Mr. Choate.

                     55,092,893 votes were cast for, and 27,446 votes were
              withheld from the election of Mr. Futterman.

                     55,088,211 votes were cast for, and 32,128 votes were
              withheld from the election of Mr. Healy.

                     55,089,264 votes were cast for, and 31,075 votes were
              withheld from the election of Mr. Miller.

                     55,090,283 votes were cast for, and 30,056 votes were
              withheld from the election of Ms. Mixson.

                     54,294,504 votes were cast for, and 825,835 votes were
              withheld from the election of Mr. Primis.

                     55,090,505 votes were cast for, and 29,834 votes were
              withheld from the election of Mr. Schuster.

Item 5.                 Other Information

                        None

Item 6.                 Exhibits and Reports on Form 8-K

                        (a)  EXHIBITS

Exhibit No.            Description
-----------            -----------
   3(i).1              --    Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay
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
                             (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 14, 1998.)

  3(ii).2              --    Amendment, dated February 10, 1999,  to Bylaws of the Company  (Incorporated by
                             reference to Exhibit 3(ii).2 to Form 10-K of the Company filed March 31, 1999.)

  3(ii).3                    Amendment, dated May 5, 1999,  to Bylaws of the Company.

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

      4.5              --    Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust
                             Company, as Trustee.  (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998.)

      4.6              --    First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee.
                             (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21, 1998.)

      4.7              --    Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee.
                             (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

      4.8              --    Third Supplemental Indenture, dated as of December 21, 1998, between the Company and the
                             Trustee, including forms of Floating Rate Note and Fixed Rate Note.  (Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K filed on December 21, 1998.)

      4.9              --    Dividend Reinvestment and Stock Purchase Plan of the Company filed October 8,
                             1998.  (Incorporated by reference to Form S-3 of the Company, File No. 333-16647.)

     4.10              --    Shareholder Rights Agreement, dated March 9, 1998, between the Company and First

                             Union National Bank (a successor to American Stock Transfer and Trust Company) as Rights Agent
                             (including the form of Rights Certificate as Exhibit B). (Incorporated by reference to Exhibit 4.1 to
                             Form 8-A of the Company filed March 11, 1998.)

     10.1              --    Amendment, dated as of July 30, 1999, to Employment Agreement, dated as of March 9, 1998, between the Company and Richard L. Michaux.

     10.2              --    Amendment, dated as of July 30, 1999, to Employment Agreement, dated as of March 9, 1998, between the Company and Bryce Blair.

     10.3              --    Amendment, dated as of July 30, 1999, to Employment Agreement, dated as of March 9, 1998, between the Company and Robert H. Slater.

     10.4              --    Letters of clarification, dated as of July 30, 1999, to the Employment Agreements, as amended, of Messrs. Michaux, Blair and Slater.

     10.5              --    Separation Agreement, dated as of April 15, 1999, by and between the Company and
                             Jeffrey B. Van Horn.

     10.6              --    Separation Agreement, dated as of May 27, 1999, by and between the Company and Charles H. Berman

     10.7              --    Amendment, dated May 6, 1999, to the Avalon Properties, Inc. Amended and Restated 1995
                             Equity Incentive Plan.

     10.8              --    Amendment, dated May 6, 1999, to the AvalonBay Communities, Inc. Stock Incentive Plan, as
                             amended and restated on April 13, 1998.

     12.1              --    Statements re:  Computation of Ratios.

     27.1              --    Financial Data Schedule


                        (b)   REPORTS ON FORM 8-K

      There were no reports filed by the Company on Form 8-K during the quarter ending June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           AVALONBAY COMMUNITIES, INC.


Date:       August 13, 1999                                                       /s/ Richard L. Michaux
                                                --------------------------------------------------------
                                                                                      Richard L. Michaux
                                                         President, Chief Executive Officer and Director


Date:       August 13, 1999                                                      /s/ Thomas J. Sargeant
                                                -------------------------------------------------------
                                                                                      Thomas J. Sargeant
                                                                   Chief Financial Officer and Treasurer