Form 10-Q
period 1999-09-30
AVALONBAY COMMUNITIES INC
filed 1999-11-12
CIK 915912

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

               For the quarterly period ended September 30, 1999

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

                               Yes [ X ]       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

              65,737,629 shares outstanding as of November 1, 1999

================================================================================

                          AVALONBAY COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                                 PAGE
                                                                                                 ----
                         PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
         December 31,1998 (audited)..........................................................         2

         Condensed Consolidated Statements of Operations (unaudited) for the three and
         nine months ended September 30, 1999 and 1998.......................................         3

         Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months
         ended September 30, 1999 and 1998...................................................       4-5

         Notes to Condensed Consolidated Financial Statements (unaudited)....................      6-16

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..........................................................................     17-43

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................        44

                                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................        44

Item 2.  Changes in Securities...............................................................        44

Item 3.  Defaults Upon Senior Securities.....................................................        44

Item 4.  Submission of Matters to a Vote of Security Holders.................................        44

Item 5.  Other Information...................................................................        44

Item 6.  Exhibits and Reports on Form 8-K....................................................     44-45

Signatures...................................................................................        46

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          AVALONBAY COMMUNITIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)


                                                                                9-30-99
                                                                              (unaudited)      12-31-98
                                                                              -------------   ------------
ASSETS
Real estate:
       Land                                                                   $    748,282   $    705,989
       Buildings and improvements                                                2,908,695      2,585,247
       Furniture, fixtures and equipment                                           115,004        103,396
                                                                              -------------   ------------
                                                                                 3,771,981      3,394,632
       Less accumulated depreciation                                              (221,860)      (143,135)
                                                                              -------------   ------------
       Net operating real estate                                                 3,550,121      3,251,497
       Construction in progress (including land)                                   376,049        407,870
       Communities held for sale                                                   120,299        231,492
                                                                              -------------   ------------
           Total real estate, net                                                4,046,469      3,890,859

Cash and cash equivalents                                                            9,043          8,890
Cash in escrow                                                                      29,374          8,238
Resident security deposits                                                          13,364         10,383
Investments in unconsolidated joint ventures                                        17,132         17,211
Deferred financing costs, net                                                       13,901         12,376
Deferred development costs                                                          15,767         11,983
Participating mortgage notes                                                        45,483         45,483
Prepaid expenses and other assets                                                   25,430         24,781
                                                                              -------------   ------------
                   TOTAL ASSETS                                               $  4,215,963   $  4,030,204
                                                                              =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Variable rate unsecured credit facility                                       $    247,000   $    329,000
Unsecured senior notes                                                             985,000        710,000
Notes payable                                                                      441,797        445,371
Dividends payable                                                                   43,829         42,805
Payables for construction                                                           28,382         49,100
Accrued expenses and other liabilities                                              49,062         42,097
Accrued interest payable                                                            15,086         20,664
Resident security deposits                                                          23,474         19,501
                                                                              -------------   ------------
                    TOTAL LIABILITIES                                            1,833,630      1,658,538
                                                                              -------------   ------------

Minority interest of unitholders in consolidated partnerships                       36,350         32,213

Stockholders' equity:
  Preferred stock, $.01 par value; $25 liquidation value;
       50,000,000 shares authorized at September 30, 1999 and
       December 31, 1998; 18,322,700 shares outstanding at both
       September 30, 1999 and December 31, 1998                                        183            183
  Common stock, $.01 par value; 140,000,000 shares authorized at both September 30, 1999 and December 31, 1998; 65,161,756
       and 63,887,126 shares outstanding at September 30, 1999 and
       December 31, 1998, respectively                                                 652            639
   Additional paid-in capital                                                    2,367,118      2,328,466
   Deferred compensation                                                            (5,006)        (4,356)
   Dividends in excess of accumulated earnings                                     (16,964)        14,521
                                                                              -------------   ------------
                TOTAL STOCKHOLDERS' EQUITY                                       2,345,983      2,339,453
                                                                              -------------   ------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  4,215,963   $  4,030,204
                                                                              =============   ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          AVALONBAY COMMUNITIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (Dollars in thousands, except share data)


                                                            For the three months ended            For the nine months ended
                                                            -------------------------------     ------------------------------
                                                               9-30-99          9-30-98           9-30-99          9-30-98
                                                            --------------   --------------     -------------    -------------
Revenue:
        Rental income                                           $ 130,373        $ 117,757         $ 371,073        $ 233,228
        Management fees                                               277              342               930              457
        Other income                                                   97               29               198               44
                                                            --------------   --------------     -------------    -------------
                Total revenue                                     130,747          118,128           372,201          233,729
                                                            --------------   --------------     -------------    -------------


Expenses:
        Operating expenses, excluding property taxes               35,649           33,412           101,274           64,122
        Property taxes                                             10,718           10,034            32,058           19,193
        Interest expense                                           19,643           18,387            54,592           35,748
        Depreciation and amortization                              27,930           23,578            81,371           48,082
        General and administrative                                  2,349            2,578             7,092            5,525
        Non-recurring charges                                          54               --            16,644               --
                                                            --------------   --------------     -------------    -------------
                 Total expenses                                    96,343           87,989           293,031          172,670
                                                            --------------   --------------     -------------    -------------


Equity in income of unconsolidated joint ventures                     860              608             2,266              846
Interest income                                                     2,301            1,223             5,723            1,690
Gain on sale of communities                                         7,032               40            12,336               40
Minority interest in consolidated partnerships                       (524)            (470)           (1,452)            (874)
                                                            --------------   --------------     -------------    -------------

Net income                                                         44,073           31,540            98,043           62,761
Dividends attributable to preferred stock                          (9,944)          (7,769)          (29,834)         (16,292)
                                                            --------------   --------------     -------------    -------------

Net income available to common stockholders                      $ 34,129         $ 23,771          $ 68,209         $ 46,469
                                                            ==============   ==============     =============    =============



Per common share:

        Net income - basic                                       $   0.52         $   0.37          $   1.04         $   1.05
                                                            ==============   ==============     =============    =============
        Net income - diluted                                     $   0.52         $   0.37          $   1.04         $   1.03
                                                            ==============   ==============     =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                AVALONBAY COMMUNITIES, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (Unaudited)
                                                  (Dollars in thousands)

                                                                                     For the nine months ended
                                                                                     ---------------------------
                                                                                       9-30-99        9-30-98
                                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $    98,043    $    62,761
  Adjustments to reconcile net income to cash provided
          by operating activities:
                  Depreciation and amortization                                           81,371         48,082
                  Amortization of deferred compensation                                    2,517            574
                  Decrease in investments in unconsolidated joint ventures                    79            120
                  Income allocated to minority interest in consolidated partnerships       1,452            874
                  Gain on sale of communities                                            (12,336)           (40)
                  Increase in cash in escrow                                             (21,136)        (1,902)
                  Decrease (increase) in participating mortgage notes, prepaid
                           expenses and other assets                                      (3,630)         1,377
                  Increase in accrued expenses, other liabilities and accrued
                           interest payable                                                4,368         10,004
                                                                                     ------------   ------------
                  Net cash provided by operating activities                              150,728        121,850
                                                                                     ------------   ------------


CASH FLOWS USED IN INVESTING ACTIVITIES:
  Increase (decrease) in construction payables                                           (20,718)        10,119
  Proceeds from sale of communities, net of selling costs                                165,055         56,665
  Acquisition of participating mortgage note                                                  --        (24,000)
  Purchase and development of real estate                                               (386,148)      (532,449)
                                                                                     ------------   ------------
                 Net cash used in investing activities                                  (241,811)      (489,665)
                                                                                     ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net                                                           35,498         59,294
  Dividends paid                                                                        (128,504)       (71,176)
  Proceeds from sale of unsecured senior notes                                           275,000        400,000
  Payment of deferred financing costs                                                     (3,255)        (5,590)
  Repayments of notes payable                                                             (3,574)        (1,836)
  Borrowings under unsecured facilities                                                  342,800        545,926
  Repayments of unsecured facilities                                                    (424,800)      (551,526)
  Distributions to minority partners                                                      (1,929)        (1,007)
                                                                                     ------------   ------------
                 Net cash provided by financing activities                                91,236        374,085
                                                                                     ------------   ------------

                 Net increase in cash                                                        153          6,270

Cash and cash equivalents, beginning of period                                             8,890          3,188
                                                                                     ------------   ------------

Cash and cash equivalents, end of period                                             $     9,043    $     9,458
                                                                                     ============   ============

Cash paid during period for interest, net of amount capitalized                      $    55,536    $    23,818
                                                                                     ============   ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

In connection with the merger of Avalon Properties, Inc. with and into Bay Apartment Communities, Inc. in June 1998 (the "Merger"), AvalonBay Communities, Inc. (the "Company") issued shares of Common and Preferred Stock valued at $1,439,513 in exchange for all of the outstanding capital stock of Avalon Properties, Inc. As a result of the Merger, the Company acquired all of the assets of Avalon Properties, Inc. and also assumed or acquired $643,410 in debt, $6,221 in deferred compensation expense, $67,073 in net other assets, $1,013 in cash and cash equivalents and minority interest of $19,409.

During the nine months ended September 30, 1998, the Company assumed $10,400 of debt in connection with acquisitions, issued $3,851 in operating partnership units for acquisitions, and converted 2,308,800 shares of Series A Preferred Stock and 405,022 shares of Series B Preferred Stock into an aggregate of 2,713,822 shares of Common Stock.

During the nine months ended September 30, 1999, 117,178 units of limited partnership in DownREIT partnerships, valued at $4,614, were issued in connection with an acquisition for cash and units pursuant to a forward purchase agreement signed in 1997 with an unaffiliated party. Also during the nine months ended September 30, 1999, 22,623 units of limited partnership were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company for an equal number of shares of the Company's Common Stock.

Common and preferred dividends declared but not paid as of September 30, 1999 and 1998 totaled $43,829 and $40,522 respectively.

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

At September 30, 1999, the Company owned or held an ownership interest in 127 operating apartment communities containing 37,435 apartment homes in fifteen states and the District of Columbia of which 10 communities containing 3,193 apartment homes were under reconstruction. The Company also owned 10 communities with 2,464 apartment homes under construction and rights to develop an additional 30 communities that, if developed as expected, will contain an estimated 8,940 apartment homes.

During the third quarter of 1999, four new development communities, Avalon Valley and Avalon Lake (both located in the Fairfield County, Connecticut area), The Tower at Avalon Cove (located in the Northern New Jersey area) and The Avalon (located in the Westchester, New York area), were completed. In the aggregate, these communities contain 782 apartment homes for a total investment of approximately $120,400.

The redevelopment of five communities, Arbor Heights, Westside Terrace and Viewpointe (all located in the Los Angeles, California area), Amberway (located in the Orange County, California area) and Gallery Place (located in the Seattle, Washington area) were completed during the third quarter of 1999. In the aggregate, these communities contain 1,871 apartment homes for a total investment in redevelopment (i.e., excluding acquisition costs) of approximately $30,500.

The development of two new communities, Avalon River Mews (located in the Northern New Jersey area) and Avalon Haven (located in the Fairfield County, Connecticut area) commenced during the third quarter of 1999. These two communities are expected to contain a total of 536 apartment homes upon completion with a projected total investment of $90,000.

The redevelopment of two existing communities, Crossbrook and Laguna Brisas, (located in the San Francisco and Orange County, California areas) commenced during the third quarter of 1999. The total projected investment in redevelopment for these communities, which contain 402 apartment homes, is $7,900.

During the third quarter of 1999, the Company purchased Avalon at Woodbury, a 224 apartment home community located in the Minneapolis, Minnesota area for approximately $26,000 pursuant to a forward purchase agreement signed in 1997 with an unaffiliated party.

During the third quarter of 1999, the Company sold three communities. The Pointe, located in the Napa/Solono, California area, and Avalon at Willow Lake and Avalon at Geist, located in the Indianapolis, Indiana area, contained a total of 672 apartment homes. The net proceeds from the sale of these communities were approximately $47,900 resulting in a net gain of approximately $7,032. The proceeds from the sale of these communities will be redeployed to development and redevelopment communities. Pending such redeployment, the proceeds from The Pointe were deposited into an escrow account to facilitate a like-kind exchange transaction, and the proceeds from the sale of Avalon at Willow Lake and Avalon at Geist were primarily used to repay amounts outstanding under the Company's variable rate unsecured credit facility (the "Unsecured Facility").

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to make the information presented not misleading. In the opinion of Management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset is delivered and a final certificate of occupancy is issued. Cost capitalization during redevelopment of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out-of-service for redevelopment and ends when the apartment home redevelopment is completed and the apartment home is placed in-service. The Company increased the West Coast portfolio's threshold for capitalization of community improvements from $5 per occurrence to $15 per occurrence effective January 1, 1999, in order to conform to the Company-wide threshold for capitalization of community improvements. The accompanying condensed consolidated financial statements include a charge to expense for unrecoverable deferred development costs related to pre-development communities that are unlikely to be developed.

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

Earnings per Common Share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." In accordance with the provisions of SFAS No. 128, basic earnings per share for the three and nine months ended September 30, 1999 and 1998 is computed by dividing earnings available to common shares (net income less preferred stock dividends) by the weighted average number of shares and Units outstanding during the period. Additionally, other potentially dilutive common shares are considered when calculating earnings per share on a diluted basis. The Company's basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                    Three Months Ended                Nine Months Ended
                                               ---------------------------         -----------------------
                                                9-30-99            9-30-98          9-30-99        9-30-98
                                               ---------          --------         --------        -------
Weighted average common shares
   outstanding - basic                        64,832,386         63,416,472       64,412,322    43,875,766

Weighted average units outstanding               984,398            900,549          915,606       556,506
                                              ----------         ----------       ----------    ----------

Weighted average common shares
   and units outstanding - basic              65,816,784         64,317,021       65,327,928    44,432,272

Shares issuable from assumed conversion of:

   Common stock options                          259,561            374,780          285,375       447,268
   Unvested restricted stock grants              146,551            240,765          146,551       240,765
                                              ----------         ----------       ----------    ----------

Weighted average common shares
   and units outstanding - diluted            66,222,896         64,932,566       65,759,854    45,120,305
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

Newly Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company currently plans to adopt this pronouncement effective January 1, 2001, and will determine both the method and impact of adoption prior to that date.

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

3.  Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $5,208 and $4,847 for the three months ended September 30, 1999 and 1998, respectively, and $18,357 and $11,372 for the nine months ended September 30, 1999 and 1998, respectively.

4.  Notes Payable, Unsecured Senior Notes and Credit Facility

The Company's notes payable, unsecured senior notes and credit facility are summarized as follows:

                                                                9-30-99        12-31-98
                                                             ------------   -------------
     Fixed rate mortgage notes payable (conventional
       and tax-exempt)                                      $     384,532   $     388,106
     Variable rate mortgage notes payable (tax-exempt)             57,265          57,265
     Fixed rate unsecured senior notes                            985,000         710,000
                                                             ------------   -------------

       Total notes payable and unsecured senior notes           1,426,797       1,155,371

     Variable rate unsecured credit facility                      247,000         329,000
                                                            -------------   -------------

       Total notes payable, unsecured senior notes and
         credit facility                                    $   1,673,797   $   1,484,371
                                                            =============   =============

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from May 2001 through December 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 6.3% at September 30, 1999. The weighted average interest rate of the Company's fixed rate notes (conventional and tax-exempt) was 6.9% at September 30, 1999.

The maturity schedule for the Company's unsecured senior notes consists of the following:

                 Year of
                 Maturity            Principal           Interest Rate
                 -----------------------------------------------------
                   2002             $   100,000             7.375%

                   2003             $    50,000             6.25%
                                    $   100,000             6.5%

                   2004             $   125,000             6.58%

                   2005             $   100,000             6.625%
                                    $    50,000             6.5%

                   2006             $   150,000             6.8%

                   2007             $   110,000             6.875%

                   2008             $    50,000             6.625%

                   2009             $   150,000             7.50%

The Company's unsecured senior notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company's required debt service payments.

The Company's $600,000 Unsecured Facility is with Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Fleet National Bank, serving as co-agents for a syndicate of commercial banks. The Unsecured Facility bears interest at a spread over the London Interbank Offered Rate ("LIBOR") based on rating levels achieved on the Company's senior unsecured notes and on a maturity selected by the Company. The current stated pricing is LIBOR plus 0.6% per annum. In addition, the Unsecured Facility includes a competitive bid option (which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the Unsecured Facility) for up to $400,000. The Company is subject to certain customary covenants under the Unsecured Facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company's Funds from Operations, as defined therein. The Unsecured Facility matures in July 2001 and has two, one-year extension options.

5.  Stockholders' Equity

The following summarizes the changes in stockholders' equity for the nine months ended September 30, 1999:

                                                                                                       Dividends
                                                                        Additional                    in excess of
                                            Preferred      Common        paid-in        Deferred      accumulated
                                              stock         stock        capital       compensation    earnings          Total
                                           -----------   -----------  -------------   -------------   ------------  --------------
Stockholders' equity, December 31, 1998     $     183     $     639    $ 2,328,466     $ (4,356)       $  14,521     $ 2,339,453
Dividends declared to common and
   preferred stockholders                          --            --             --           --         (129,528)       (129,528)
Issuance of common stock                           --            13         38,652       (3,167)              --          35,498
Amortization of deferred compensation              --            --             --        2,517               --           2,517
Net income                                         --            --             --           --           98,043          98,043
                                           -----------   -----------  -------------   -----------     ------------  --------------
Stockholders' equity, September 30, 1999    $     183     $     652    $ 2,367,118     $ (5,006)       $ (16,964)    $ 2,345,983
                                           ===========   ===========  =============   ===========     ============  ==============


During the nine months ended September 30, 1999, the Company issued 450,142 Common Stock shares in connection with stock options exercised (the majority of which related to the organization changes announced in February 1999), 663,284 shares through the Company's Dividend Reinvestment Plan, 22,623 shares that were issued to acquire operating partnership units from third parties, 41,102 shares in connection with the Company's Employee Stock Purchase Plan and 97,479 shares in connection with restricted stock grants to employees.

6.  Investments in Unconsolidated Joint Ventures

In connection with the Merger, the Company succeeded to certain investments in unconsolidated joint ventures. At September 30, 1999, these investments consisted of a 50% general partnership interest in Falkland Partners, a 49% general partnership interest in Avalon Run and a 50% limited liability company membership interest in Avalon Grove. The following is a combined summary of the financial position of these joint ventures as of the dates presented (which includes the period prior to the Merger):

                                                               9-30-99        12-31-98
                                                             -----------    ------------
     Assets:
       Real estate, net                                      $    94,810    $     96,419
       Other assets                                                5,203           4,532
                                                             -----------    ------------

         Total assets                                        $   100,013    $    100,951
                                                             ===========    ============

     Liabilities and partners' equity:

       Mortgage notes payable                                $    26,000    $     26,000
       Other liabilities                                           5,559           4,933
       Partners' equity                                           68,454          70,018
                                                             -----------    ------------

         Total liabilities and partners' equity              $   100,013    $    100,951
                                                             ===========    ============

The following is a combined summary of the operating results of these joint ventures for the periods presented (which includes the periods prior to the Merger):

                                          Three months ended               Nine months ended
                                      ----------------------------    ----------------------------
                                        9-30-99         9-30-98         9-30-99         9-30-98
                                      ------------    ------------    ------------    ------------
Rental income                             $ 5,323         $ 5,019        $ 15,489        $ 14,719
Other income                                    8               8              18              20
Operating expenses                         (1,455)         (1,500)         (4,196)         (4,156)
Mortgage interest expense                    (196)           (205)           (564)           (628)
Depreciation and amortization                (773)           (764)         (2,314)         (2,279)
                                      ------------    ------------    ------------    ------------

                                          $ 2,907         $ 2,558         $ 8,433         $ 7,676
                                      ============    ============    ============    ============

7.   Communities Held for Sale

During 1998, the Company completed a strategic planning effort resulting in a decision to pursue a disposition strategy for certain assets. The Company solicits competing bids from unrelated parties for these individual assets, and considers the sales price and tax ramifications of each proposal. Management sold seven communities in connection with this disposition strategy in 1998, and nine communities during the first nine months of 1999. Management intends to have additional selected assets actively marketed for sale during the fourth quarter of 1999. However, there can be no assurance that such assets can be sold, or that such sales will prove to be beneficial to the Company.

The communities sold during the first nine months of 1999 and the respective sales price and net proceeds are summarized below:


                                                        Period      Apartment    Gross sales        Net
     Communities               Location                 of sale       homes         price         proceeds
     ------------------------  ----------------------  ----------  ------------  ------------  --------------
     Blairmore                 Rancho Cordova, CA        1Q99          252        $   13,250        $ 12,991
     Avalon at Park Center     Alexandria, VA            2Q99          492            44,250          43,820
     Avalon at Lake Arbor      Mitchellville, MD         2Q99          209            14,160          13,800
     Avalon Station            Fredricksburg, VA         2Q99          223            12,734          12,500
     Avalon Gayton             Richmond, VA              2Q99          328            18,418          18,210
     Avalon at Boulders        Richmond, VA              2Q99          284            16,075          15,840
     The Pointe                Fairfield, CA             3Q99          296            24,350          23,833
     Avalon at Willow Lake     Indianapolis, IN          3Q99          230            14,350          14,055
     Avalon at Geist           Lawrence, IN              3Q99          146            10,300          10,006
                                                                      -----          -------         -------
                                                                      2,460       $  167,887       $ 165,055
                                                                      =====          =======         =======

The assets targeted for sale include land, buildings and improvements and furniture, fixtures and equipment, and are recorded at the lower of cost or fair value less estimated selling costs. The Company has not recognized a write-down in its real estate to arrive at net realizable value. At September 30, 1999, total real estate, net of accumulated depreciation, subject to sale totaled $120,299. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company's condensed consolidated statements of operations include net income of the communities held for sale at September 30, 1999 of $1,953 and $828 for the three months ended September 30, 1999 and 1998, respectively, and $5,237 and $1,123 for the nine months ended September 30, 1999 and 1998, respectively. Depreciation expense on these assets, which was not recognized subsequent to the date of held-for-sale classification, totaled $1,075 and $3,229 for the three and nine months ended September 30, 1999, respectively.

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

- Developed Communities are communities which completed development and attained stabilized occupancy and expense levels during the prior calendar year of presentation. The primary financial measure for this business segment is Operating Yield (defined as NOI divided by total capitalized costs). Performance of Developed Communities is based on comparing Operating Yields against projected yields as determined by Management prior to undertaking the development activity.

- Redeveloped Communities are communities that completed redevelopment and attained stabilized occupancy and expense levels during the prior calendar year of presentation. The primary financial measure for this business segment is Operating Yield. Performance for Redeveloped Communities is based on comparing Operating Yields against projected yields as estimated by Management prior to undertaking the redevelopment activity.

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

In addition to reporting segments based on the above property types, the Company previously reported results within these segments based on the West and East Coast geographic areas. This disclosure was provided as the West and East Coast geographic areas substantially reflected the operating communities of Bay and Avalon, respectively, prior to the Merger. Management currently reviews its operating segments by geographic regions, including Northern and Southern California, Pacific Northwest, Northeast, Mid-Atlantic and Midwest regions. The various locales within each individual region have similar economic and other characteristics such that management finds it useful to review the performance of the Company's communities in those locales on a regional, aggregated basis.

The accounting policies applicable to the operating segments described above are the same as those described in the summary of significant accounting policies in the Company's Form 10-K.

                                                           For the three months ended
                                                           --------------------------
                                      Stable        Developed     Redeveloped
                                   Communities     Communities    Communities         Other            Total
                                   -----------     -----------    -----------         -----            -----
For the three and nine months
ended September 30, 1999
-----------------------------

Segment Results

    Total revenue                     $    86,636     $   8,473      $   8,131       $    26,964     $   130,204
    Net Operating Income              $    60,029     $   6,249      $   5,747       $    17,800     $    89,825
    Gross real estate                 $ 2,512,342     $ 224,795      $ 251,770       $ 1,034,495     $ 4,023,402

Non-allocated operations

    Total revenue                     $        --     $       --     $      --       $      543      $       543
    Net Operating Income              $        --     $       --     $      --       $      584      $       584
    Gross real estate                 $        --     $       --     $      --       $  249,785      $   249,785

Total, AvalonBay

    Total revenue                     $    86,636     $   8,473      $   8,131       $    27,507     $   130,747
    Net Operating Income              $    60,029     $   6,249      $   5,747       $    18,384     $    90,409
    Gross real estate                 $ 2,512,342     $ 224,795      $ 251,770       $ 1,284,280     $ 4,273,187


For the three and nine months
ended September 30, 1998
-----------------------------

Segment Results

    Total revenue                     $    77,870     $   1,405      $   6,203       $    32,062     $   117,540
    Net Operating Income              $    53,289     $   1,053      $   4,282       $    20,933     $    79,557
    Gross real estate                 $ 2,066,571     $  29,507      $ 179,951       $ 1,254,663     $ 3,530,692

Non-allocated operations

    Total revenue                     $       --      $      --      $      --       $       588     $       588
    Net Operating Income              $       --      $      --      $      --       $       503     $       503
    Gross real estate                 $       --      $      --      $      --       $   416,247     $   416,247

Total, AvalonBay

    Total revenue                     $    77,870     $   1,405      $   6,203       $    32,650     $   118,128
    Net Operating Income              $    53,289     $   1,053      $   4,282       $    21,436     $    80,060
    Gross real estate                 $ 2,066,571     $  29,507      $ 179,951       $ 1,670,910     $ 3,946,939

                                                            For the nine months ended
                                                            -------------------------
                                     Stable        Developed      Redeveloped
                                   Communities    Communities     Communities        Other           Total
                                   -----------    -----------     -----------        -----           -----
For the three and nine months
ended September 30, 1999
-----------------------------

Segment Results

    Total revenue                    $   261,124      $  24,224       $  24,119      $    61,148    $   370,615
    Net Operating Income             $   181,819      $  18,234       $  16,794      $    38,698    $   255,545
    Gross real estate                $ 2,512,342      $ 224,795       $ 251,770      $ 1,034,495    $ 4,023,402

Non-allocated operations

    Total revenue                    $        --      $      --       $      --      $     1,586    $     1,586
    Net Operating Income             $        --      $      --       $      --      $     1,390    $     1,390
    Gross real estate                $        --      $      --       $      --      $   249,785    $   249,785

Total, AvalonBay

    Total revenue                    $   261,124      $  24,224       $  24,119      $    62,734    $   372,201
    Net Operating Income             $   181,819      $  18,234       $  16,794      $    40,088    $   256,935
    Gross real estate                $ 2,512,342      $ 224,795       $ 251,770      $ 1,284,280    $ 4,273,187


For the three and nine months
ended September 30, 1998
-----------------------------

Segment Results

    Total revenue                    $   134,881      $   4,091       $  17,983      $    75,874    $   232,829
    Net Operating Income             $    94,313      $   3,136       $  12,592      $    48,967    $   159,008
    Gross real estate                $ 2,066,571      $  29,507       $ 179,951      $ 1,254,663    $ 3,530,692

Non-allocated operations

      Total revenue                  $        --      $      --       $      --      $       900    $       900
    Net Operating Income             $        --      $      --       $      --      $       794    $       794
    Gross real estate                $        --      $      --       $      --      $   416,247    $   416,247

Total, AvalonBay

    Total revenue                    $   134,881      $   4,091       $  17,983      $    76,774    $   233,729
    Net Operating Income             $    94,313      $   3,136       $  12,592      $    49,761    $   159,802
    Gross real estate                $ 2,066,571      $  29,507       $ 179,951      $ 1,670,910    $ 3,946,939

Operating expenses as reflected on the Condensed Consolidated Statements of Operations include $6,029 and $5,378 for the three months ended September 30, 1999 and 1998, respectively, and $18,066 and $9,388 for the nine months ended September 30, 1999 and 1998 of property management overhead costs that are not allocated to individual communities. These costs are not reflected in Net Operating Income as shown in the above tables. Communities held for sale as reflected on the Condensed Consolidated Balance Sheets is net of $4,858 and $6,169 of accumulated depreciation as of September 30, 1999 and 1998, respectively.

In June 1998, the Company completed the Merger with Avalon. The Merger and related transactions were accounted for using the purchase method of accounting in accordance with GAAP. Accordingly, the results of operations of the Avalon communities prior to June 4, 1998 are not included in the results of operations of the Company. Avalon communities are included in Established Communities for Management's decision making purposes although the results of operations prior to the Merger are not included in the Company's historical operating results determined in accordance with GAAP. For comparative purposes, the 1998 operating information for the Company is presented below on a pro forma basis (unaudited) assuming the Merger had occurred as of January 1, 1998.

                                                   For the nine months ended
                                ------------------------------------------------------------------
                                   Stable        Developed     Redeveloped
                                Communities     Communities    Communities       Other      Total
                                -----------     -----------    -----------    ----------  --------
For the nine months
ended September 30, 1998
------------------------

Segment Results

     Total revenue               $   184,546    $  34,838        $  17,984   $    88,739   $   326,107
     Net Operating Income        $   126,053    $  26,749        $  12,592   $    57,314   $   222,708
     Gross real estate           $ 1,749,485    $ 308,799        $ 179,951   $ 1,292,457   $ 3,530,692

Non-allocated operations

     Total revenue               $        --    $      --        $      --   $     1,780   $     1,780
     Net Operating Income        $        --    $      --        $      --   $     1,565   $     1,565
     Gross real estate           $        --    $      --        $      --   $   416,247   $   416,247

Total, AvalonBay

     Total revenue               $   184,546    $  34,838        $  17,984   $    90,519   $   327,887
     Net Operating Income        $   126,053    $  26,749        $  12,592   $    58,879   $   224,273
     Gross real estate           $ 1,749,485    $ 308,799        $ 179,951   $ 1,708,704   $ 3,946,939

9.  Subsequent Events

During October 1999, the Company sold four communities containing 1,214 apartment homes. The net proceeds of approximately $62,140 from the sale of these communities will be redeployed to development and redevelopment communities. Pending such redeployment, the proceeds from the sale of these communities were primarily used to repay amounts outstanding under the Company's Unsecured Facility.

During October 1999, the Company sold a participating mortgage note secured by a 288 apartment home community located in the Detroit, Michigan area. The net proceeds from the sale of the participating mortgage note of $25,300 were used to repay amounts outstanding under the Company's Unsecured Facility.

During October 1999, the Company completed a refinancing of approximately $18,755 of tax exempt bonds related to the Avalon Ridge community. These bonds bear a variable interest rate, will mature on May 1, 2026 and are credit enhanced by the Company's credit enhancement facility with the Federal National Mortgage Association.

During October 1999, the Company exercised its options to acquire a 19-acre site in San Diego, California for approximately $11,800 and a 9.58-acre site in Orange, Connecticut for approximately $1,200. The Company plans to develop apartment home communities on each of these sites with up to 546 combined apartment homes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q, including the footnotes to the Company's condensed consolidated financial statements, contains "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expressions in this Form 10-Q, that predict or indicate future events and trends or that do not relate to historical matters. We cannot assure the future results or outcome of the matter described in these statements; rather, these statements merely reflect our current expectations of the approximate outcome of the matter discussed. In addition, information concerning the following are forward-looking statements:

            -  the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;
            -  the timing of lease-up and occupancy of apartment communities;
            - the pursuit of communities which we are considering for future development;
            -  cost, yield and earnings estimates;
            - the development, implementation and use of management information systems; and
            -  the timing and effectiveness of Year 2000 compliance.

You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by forward-looking statements. Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

            - we may be unsuccessful in managing our current growth in the number of apartment communities and the related growth of our business operations;
            - our previous or possible future expansion into new geographic market areas may not produce financial results that are consistent with our historical performance;
            - we may abandon development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital;
            - we may fail to secure development opportunities due to an inability to reach agreements with third parties or to obtain desired zoning and other local approvals;
            - construction costs of a community may exceed our original estimates;
            - construction and lease-up of communities under development or redevelopment may not be completed on schedule, resulting in increased interest expense, construction costs and reduced rental revenues;
            - occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond our control;
            - financing may not be available on favorable terms and our cash flow from operations and access to cost effective capital may be insufficient for the development of our pipeline and could limit our pursuit of opportunities;
            - our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;
            - the development, implementation and use of new management information systems may cost more than anticipated or may be delayed for a number of reasons, including unforeseen technological or integration issues;
            - we may, with our suppliers and service providers, experience unanticipated delays or expenses in achieving Year 2000 compliance.

You should read our unaudited condensed consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 1998 and the notes included in our annual report on Form 10-K in conjunction with the following discussion. These forward-looking statements represent our estimates and assumptions only as of the date of this report, and we do not undertake to update these forward-looking statements.

Business Description and Community Information

AvalonBay is a Maryland corporation that elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the ownership and operation of institutional quality apartment communities in high barrier-to-entry markets of the United States. This is because we believe that the limited new supply of apartment homes in these markets helps assure more predictable cash flows. These barriers-to-entry include a difficult and lengthy entitlement process with local jurisdictions and dense in-fill locations where zoned and entitled land is not available. These markets are located in Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country. AvalonBay is the surviving corporation from the merger of Avalon Properties, Inc. with and into Bay Apartment Communities, Inc. on June 4, 1998. The merger was accounted for as a purchase of Avalon Properties by Bay Apartment Communities. In connection with the merger, the Company changed its name from Bay Apartment Communities, Inc. to AvalonBay Communities, Inc.

We are a fully-integrated real estate organization with in-house expertise in the following areas:

            -  acquisition;
            -  development and redevelopment;
            -  construction and reconstruction;
            -  financing;
            -  marketing;
            -  leasing and management; and
            -  information technologies.

With our experience and in-house capabilities, we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in our target markets. Our ability to pursue attractive opportunities may be constrained by capital market conditions that limit the availability of cost effective capital to finance these activities. We have acquired fewer communities in 1999 than in prior years due to these capital constraints, and expect to direct most of our invested capital to new developments for the foreseeable future.

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

Our real estate investments as of November 1, 1999 consist primarily of stabilized operating apartment communities and communities in various stages of the development cycle and land or land options held for development. We classify these investments into the following categories:

                                                Number of           Number of
                                                communities       apartment homes
                                                -----------       ---------------
       Current Communities                         123  (**)         36,221 (**)
       -------------------

             Established Communities:               65               18,438
                   Northern California              25                6,461
                   Southern California               3                  600
                   Mid-Atlantic                     19                5,631
                   Northeast                        17                5,248
                   Midwest                           1                  498

             Other Stabilized Communities:          48               14,706
                   Northern California               8                2,460
                   Southern California              11                3,945
                   Mid-Atlantic                      6                1,658
                   Northeast                        14                4,650
                   Midwest                           6                1,317
                   Pacific Northwest                 3                  676

             Lease-Up Communities                    1                  110

             Redevelopment Communities              10                3,193

       Development Communities                      10                2,464
       -----------------------

       Development Rights                           30                8,940 (*)
       ------------------

     (*)     Represents an estimate

     (**) Includes one community that is currently undergoing redevelopment of its exterior. No homes will be taken out of service. Therefore, the community is both an Established Community and a Redevelopment Community. The community has only been included once in the Current Communities total.

         Current Communities are apartment communities that have been completed and have reached occupancy of at least 95%, have been complete for one year, are in the initial lease-up process or are under redevelopment. Current Communities consist of the following:

              Stabilized Communities. Represents all Current Communities that have completed initial lease-up by attaining physical occupancy levels of at least 95% or have been completed for one year, whichever occurs earlier. Stabilized Communities are categorized as either Established Communities or Other Stabilized Communities.

              - Established Communities. Represents all Stabilized Communities owned by Bay, or on a pro forma basis, those owned by Avalon as of January 1, 1998, with stabilized operating costs as of January 1, 1998 such that a comparison of 1998 operating results to 1999 operating results is meaningful. Each of the Established Communities falls into one of six geographic areas including Northern California, Southern California, Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions. At September 30, 1999, there were no Established Communities in the Pacific Northwest.

              - Other Stabilized Communities. Represents Stabilized Communities as defined above, but which became stabilized or were acquired after January 1, 1998.

              Lease-Up Communities. Represents all communities where construction has been complete for less than one year and where occupancy of at least 95% has not been reached.

              Redevelopment Communities. Represents all communities where substantial redevelopment has begun. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5 million or 10% of the community's acquisition cost.

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

Of the Current Communities as of November 1, 1999, we own:

         - a fee simple, or absolute, ownership interest in 104 operating communities, one of which is on land subject to a 149 year land lease;
         - a general partnership interest in five partnerships that hold a fee simple interest in five other operating communities;
         - a general partnership interest in four partnerships structured as "DownREITs," as described more fully below, that own 13 communities; and
         - a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in each of the ten Development Communities.

In each of the four partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions paid to the holders of units of limited partnership interests approximate the current AvalonBay common stock dividend rate. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than that stated in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption. In lieu of a cash redemption of a unit, we may acquire any unit presented for redemption for one share of common stock. As of November 1, 1999, there were 996,319 units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

At September 30, 1999, we had positioned our portfolio of Stabilized Communities, excluding communities owned by unconsolidated joint ventures, to an average physical occupancy level of 97.1%. The Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1998, had achieved an average economic occupancy of 97.0% for the three months ended September 30, 1999 and 96.4% for the nine months ended September 30, 1999. Average economic occupancy for the Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1998, for the three months ended September 30, 1998 was 97.4% and for the nine months ended September 30, 1998 was 97.0%. Aggressive marketing efforts combined with limited and targeted pricing adjustments are responsible for this continued high occupancy. This positioning has resulted in overall growth in rental revenue from Established Communities of 3.2% for the three months ended September 30, 1999 from the comparable period of the preceding year and 3.9% for the nine months ended September 30, 1999 from the comparable period of the preceding year. Our strategy is to maximize total rental revenue through management of rental rates and occupancy levels. Our strategy of maximizing total rental revenue could lead to lower occupancy levels. Given the current high occupancy level of our portfolio, we believe that any rental revenue and net income gains from our Established Communities would be achieved primarily through higher rental rates and the lower average operating costs per apartment home that result from economies of scale due to national and regional growth of our portfolio.

We elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and we have not revoked that election. We were incorporated under the laws of the State of California in 1978, and we were reincorporated in the State of Maryland in July 1995. Our principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia, 22314, and our telephone number at that location is (703) 329-6300. We also maintain regional offices and administrative or specialty offices in or near the following metropolitan areas:

            -  San Jose, California;
            -  Wilton, Connecticut;
            -  Boston, Massachusetts;
            -  Chicago, Illinois;
            -  Los Angeles, California;
            -  Minneapolis, Minnesota;
            -  Newport Beach, California;
            -  New York, New York;
            -  Princeton, New Jersey; and
            -  Seattle, Washington.

Recent Developments

Sales of Existing Communities. During 1998, we completed a strategic planning effort that resulted in our decision to increase our concentration in selected high barrier-to-entry markets where we believe we can:

            - bring sufficient market and management presence to enhance revenue growth;
            -  reduce operating expenses; and
            -  leverage management talent.

To effect this concentration, we are selling assets in markets where our current presence is limited. Accordingly, we sold three communities totaling 672 apartment homes during the third quarter of 1999. Net proceeds from these sales totaled $47,900,000 resulting in a net gain of $7,032,000. We sold four additional communities containing 1,214 apartment homes in October 1999 in connection with our disposition strategy. The net proceeds from the sale of these communities were approximately $62,140,000. In addition, we sold a participating mortgage note secured by an apartment home community for net proceeds of $25,300,000. We intend to dispose of additional assets as described more fully under "Future Financing and Capital Needs." We intend to redeploy the proceeds from sales to develop and redevelop communities currently under construction or reconstruction. Pending such redeployment, the proceeds from the sale of these communities will be used to repay amounts outstanding under our variable rate unsecured credit facility.

Community Acquisition. We acquired one community, Avalon at Woodbury, during July 1999 for approximately $26,000,000 in connection with a forward purchase agreement signed in 1997 with an unaffiliated party. The community contains 224 apartment homes and is located in the Minneapolis, Minnesota area.

Construction and Completion of Development Communities. During the third quarter of 1999, we began development of two new communities, Avalon River Mews and Avalon Haven, that are expected to contain 536 apartment homes. These communities are located in the Northern New Jersey and Fairfield,

Connecticut areas. The land parcels were acquired for a total purchase price of $15,285,000 and the total projected investment in the two communities, including the land acquisition costs, is projected to be approximately $90,000,000.

During the third quarter of 1999, four new development communities, Avalon Valley, Avalon Lake, The Tower at Avalon Cove and The Avalon were completed for a total investment of $120,400,000. Two of these communities are located in the Fairfield County, Connecticut area, and the remaining two are located in the Northern New Jersey and the Westchester, New York areas. In the aggregate, these four communities contain a total of 782 apartment homes.

Construction and Completion of Redevelopment Communities. The redevelopment of two existing communities, Crossbrook and Laguna Brisas, began during the third quarter of 1999. These communities are located in the San Francisco and Orange County, California areas. The total projected investment in redevelopment for these communities (i.e., excluding acquisition costs), which contain 402 apartment homes, is $7,900,000.

Five redevelopment communities were completed during the third quarter of 1999 for a total investment in redevelopment, excluding acquisition costs, of $30,500,000. These communities, Arbor Heights, Westside Terrace, Viewpointe, Amberway and Gallery Place, contain 1,871 apartment homes and are located in the Los Angeles, California, Orange County, California and Seattle, Washington areas.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with expectations. See "Risks of Development and Redevelopment" for our discussion of these and other risks inherent in developing or redeveloping communities.

Results of Operations

Historically, the changes in our operating results from period-to-period have been primarily the result of increases in the number of apartment homes owned. Where appropriate, period-to-period comparisons of the number of occupied apartment homes are made on a weighted average basis to adjust for changes in the number of apartment homes during the period. For Stabilized Communities, excluding communities owned by unconsolidated joint ventures, all occupied apartment homes are included in the calculation of weighted average occupied apartment homes for each reporting period. For communities in the initial lease-up phase, only apartment homes of communities that are completed and occupied are included in the weighted average number of occupied apartment homes calculation for each reporting period.

The analysis that follows compares our operating results for the three and nine months ended September 30, 1999 and September 30, 1998.

Net income available to common stockholders increased $10,358,000 (43.6%) to $34,129,000 for the three months ended September 30, 1999 compared to $23,771,000 for the comparable period of the preceding year. Net income available to common stockholders increased $21,740,000 (46.8%) to $68,209,000 for the nine months ended September 30, 1999 compared to $46,469,000 for the comparable period of the preceding year. Excluding non-recurring charges and gain on sale of communities, net income available to common stockholders, as adjusted, increased by $3,420,000 for the three months ended September 30, 1999 and $26,088,000 for the nine months ended September 30, 1999 from the comparable periods of 1998. The increase in net income, as adjusted, for the three months ended September 30, 1999 is primarily attributable to additional operating income from newly developed or redeveloped communities as well as growth in operating income from Established Communities. The increase in net income, as adjusted, for the nine months ended September 30, 1999 is primarily attributable to additional operating income from the former Avalon communities and secondarily, to additional operating income from newly developed or redeveloped communities and growth in operating income from Established Communities.

Rental income increased $12,616,000 (10.7%) to $130,373,000 for the three months ended September 30, 1999 compared to $117,757,000 for the comparable period of the preceding year. Rental income increased $137,845,000 (59.1%) to $371,073,000 for the nine months ended September 30, 1999 compared to $233,228,000 for the comparable period of the preceding year. Of the nine month increase, $1,315,000 relates to rental revenue increases from Established Communities and $136,530,000 relates to rental revenue attributable to newly developed, redeveloped or acquired apartment homes, of which $94,135,000 relates to rental revenue attributable to currently stabilized communities acquired in connection with the merger.

     Overall Portfolio - The $137,845,000 increase in rental income is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 23,745 apartment homes for the nine months ended September 30, 1998 to 36,628 apartment homes for the nine months ended September 30, 1999 primarily as a result of additional apartment homes from the former Avalon communities, as well as the development, redevelopment and acquisition of new communities. For the nine months ended September 30, 1999, the weighted average monthly revenue per occupied apartment home increased $53 (5.1%) to $1,101 compared to $1,048 for the comparable period of the preceding year.

     Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1998 - Rental revenue increased $2,020,000 (3.2%) for the three months ended September 30, 1999 compared to the comparable period of the preceding year. Rental revenue increased $7,221,000 (3.9%) for the nine months ended September 30, 1999 compared to the comparable period of the preceding year. The increases are due to market conditions that allowed for higher average rents, but lower economic occupancy levels. For the three months ended September 30, 1999, weighted average monthly revenue per occupied apartment home increased $43 (3.6%) to $1,223 compared to $1,180 for the comparable period of the preceding year. The average economic occupancy decreased from 97.4% for the three months ended September 30, 1998 to 97.0% for the three months ended September 30, 1999. For the nine months ended September 30, 1999, weighted average monthly revenue per occupied apartment home increased $52 (4.5%) to $1,210 compared to $1,158 for the comparable period of the preceding year. The average economic occupancy decreased from 97.0% for the nine months ended September 30, 1998 to 96.4% for the nine months ended September 30, 1999. Beginning in October 1998, the Northern California sub-markets that are primarily dependent on Silicon Valley employment softened. These sub-markets have experienced reduced rental rate growth and occupancy declines as compared to other Northern California sub-markets and our other markets as a whole.

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

Management fees decreased $65,000 to $277,000 for the three months ended September 30, 1999 compared to $342,000 for the comparable period of the preceding year. Management fees increased $473,000 to $930,000 for the nine months ended September 30, 1999 compared to $457,000 for the comparable period of the preceding year. Management fees represent revenue from third-party contracts to which we succeeded in the merger. The decrease in management fees for the three months ended September 30, 1999 is the result of terminated third-party contracts. We anticipate that management fees will increase over the next several years with the receipt of development and construction management fees for joint venture development arrangements.

Operating expenses increased $2,237,000 (6.7%) to $35,649,000 for the three months ended September 30, 1999 compared to $33,412,000 for the comparable period of the preceding year. These expenses increased

$37,152,000 (57.9%) to $101,274,000 for the nine months ended September 30,
1999 compared to $64,122,000 for the comparable period of the preceding year.

     Overall Portfolio - The increase for the three months ended September 30, 1999 is primarily due to the addition of newly developed and redeveloped apartment homes. The increase for the nine months ended September 30, 1999 is primarily due to additional operating expenses from the former Avalon communities, and secondarily, due to the addition of newly developed, redeveloped and acquired apartment homes. Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1998 - Operating expenses increased $357,000 (2.7%) to $13,730,000 for the three months ended September 30, 1999 compared to $13,373,000 for the comparable period of the preceding year. These expenses increased $1,565,000 (4.2%) to $39,006,000 for the nine months ended September 30, 1999 compared to $37,441,000 for the comparable period of the preceding year. The net changes are the result of higher administrative, payroll and maintenance costs, offset by lower utility and insurance costs.

Property taxes increased $684,000 (6.8%) to $10,718,000 for the three months ended September 30, 1999 compared to $10,034,000 for the comparable period of the preceding year. Property taxes increased $12,865,000 (67.0%) to $32,058,000 for the nine months ended September 30, 1999 compared to $19,193,000 for the comparable period of the preceding year.

     Overall Portfolio - The increase for the three months ended September 30, 1999 is primarily due to the addition of newly developed and redeveloped apartment homes. The increase for the nine months ended September 30, 1999 is primarily due to additional expense from the former Avalon communities and secondarily, due to the addition of newly developed, redeveloped or acquired apartment homes. Property taxes on Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1998 - Property taxes decreased $126,000 (2.3%) to $5,332,000 for the three months ended September 30, 1999 compared to $5,458,000 for the comparable period of the preceding year. Property taxes increased $222,000 (1.4%) to $16,124,000 for the nine months ended September 30, 1999 compared to $15,902,000 for the comparable period of the preceding year. The quarter to quarter decrease is a result of base year tax assessments indicating lower supplemental taxes for previously renovated communities than originally projected. The year-to-date increase is primarily the result of a net increase in property value assessments and increased property tax rates in the Northeast and Mid-Atlantic regions.

Interest expense increased $1,256,000 (6.8%) to $19,643,000 for the three months ended September 30, 1999 compared to $18,387,000 for the comparable period of the preceding year. Interest expense increased $18,844,000 (52.7%) to $54,592,000 for the nine months ended September 30, 1999 compared to $35,748,000 for the comparable period of the preceding year. The increase in interest expense for the three months ended September 30, 1999 is primarily attributable to higher debt balances offset by an increase in capitalized interest. The increase for the nine months ended September 30, 1999 is primarily attributable to debt assumed in connection with the merger and the issuance of unsecured notes in 1998 and 1999, offset by an increase in capitalized interest.

Depreciation and amortization increased $4,352,000 (18.5%) to $27,930,000 for the three months ended September 30, 1999 compared to $23,578,000 for the comparable period of the preceding year.

Depreciation and amortization increased $33,289,000 (69.2%) to $81,371,000 for the nine months ended September 30, 1999 compared to $48,082,000 for the comparable period of the preceding year. The increase for the three months ended September 30, 1999 is primarily attributable to newly developed and redeveloped communities. The increase for the nine months ended September 30, 1999 is primarily attributable to additional expense from the former Avalon communities and secondarily to newly developed and redeveloped communities in 1998 and 1999.

General and administrative decreased $229,000 (8.9%) to $2,349,000 for the three months ended September 30, 1999 compared to $2,578,000 for the comparable period of the preceding year. General and administrative increased $1,567,000 (28.4%) to $7,092,000 for the nine months ended September 30, 1999 compared to $5,525,000 for the comparable period of the preceding year. The quarter-to-quarter decrease reflects cost reductions associated with our management realignment and related organizational adjustments announced in the first quarter of 1999. The increase for the nine months ended September 30, 1999 is primarily due to costs incurred to support the increase in the size of our portfolio that resulted from the merger.

Equity in income of unconsolidated joint ventures increased $252,000 to $860,000 for the three months ended September 30, 1999 compared to $608,000 for the comparable period of the preceding year and increased $1,420,000 to $2,266,000 for the nine months ended September 30, 1999 compared to $846,000 for the comparable period of the preceding year. Equity in income of unconsolidated joint ventures represents our share of income of joint ventures that we succeeded to in connection with the merger.

Interest income increased $1,078,000 to $2,301,000 for the three months ended September 30, 1999 compared to $1,223,000 for the comparable period of the preceding year. Interest income increased $4,033,000 to $5,723,000 for the nine months ended September 30, 1999 compared to $1,690,000 for the comparable period of the preceding year. These increases are primarily from an increase in interest from participating mortgage notes including the Avalon Arbor promissory note that we succeeded to in connection with the merger and the Fairlane Woods promissory note acquired in August 1998. The Fairlane Woods promissory note was sold in October 1999.

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

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. Purchases of personal property made for replacement purposes are usually expensed. The application of these policies for the nine months ended September 30, 1999 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $126 per apartment home. For the nine months ended September 30, 1999, we charged to maintenance expense, including carpet and appliance replacements, a total of approximately $27,219,000 for Stabilized Communities or $1,003 per apartment home. We anticipate that capitalized costs per apartment home will gradually rise as the average age of our communities increases.

Liquidity and Capital Resources

Liquidity. A primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by:

            -  the number of apartment homes;
            -  rental rates;
            -  occupancy levels; and
            -  our expenses with respect to these apartment homes.

The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment. Thus, changes in the capital markets environment will affect our plans for the undertaking of construction and development as well as acquisition activity.

Cash and cash equivalents decreased from $9,458,000 at September 30, 1998 to $9,043,000 at September 30, 1999 due to a decrease in cash provided by financing activities, offset by an increase in cash provided by operating activities and a decrease in cash used in investing activities.

     Net cash provided by operating activities increased by $28,878,000 from $121,850,000 for the nine months ended September 30, 1998 to $150,728,000 for the nine months ended September 30, 1999. The increase is primarily due to the addition of the former Avalon communities as well as an increase in operating income from newly developed, redeveloped and existing Bay communities.

     Net cash used in investing activities decreased by $247,854,000 from $489,665,000 for the nine months ended September 30, 1998 to $241,811,000 for the nine months ended September 30, 1999. This decrease in expenditures reflects decreased acquisition activity and proceeds from the sale of nine communities in the nine months ended September 30, 1999, offset by increased construction and reconstruction activity. The decrease in acquisition activity is attributable to a shift in our investment focus away from acquisitions and towards higher yielding development opportunities, primarily in response to the lack of available properties that meet our yield requirements combined with a decrease in the availability of cost-effective capital.

     Net cash provided by financing activities decreased by $282,849,000 from $374,085,000 for the nine months ended September 30, 1998 to $91,236,000 for the nine months ended September 30, 1999. The decrease is primarily due to decreased borrowings under our unsecured facility, an increase in dividends paid as a result of additional common and preferred shares issued in connection with the merger, as well as reduced capital markets activity in response to market conditions.

We regularly review our short and long-term liquidity needs and the adequacy of Funds from Operations, as defined below, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

            -  normal recurring operating expenses;
            - development and redevelopment activity in which we are currently engaged;
            -  debt service payments;
            - the distributions required with respect to our series of preferred stock; and

            - the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986.

We anticipate that these needs will be fully funded from cash flows provided by operating activities. Any short-term liquidity needs not provided by current operating cash flows will be funded from our unsecured facility.

We believe our principal long-term liquidity needs are the repayment of medium and long-term debt, as well as the procurement of long-term debt to refinance construction and other development related short-term debt. We anticipate that no significant portion of the principal of any indebtedness will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness, it will be necessary for us to refinance this debt. This refinancing may be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. We also anticipate having significant retained cash flow in each year so that when a debt obligation matures, some or all of each maturity can be satisfied from this retained cash. Although we believe we are well positioned and that we will have the capacity to meet our long-term liquidity needs, we cannot assure that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

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

3. Operating in markets with growing demand, as measured by household formation and job growth, and high barriers-to-entry. We believe these characteristics generally combine to provide a favorable demand-supply balance, which we believe will create a favorable environment for future rental rate growth while protecting existing and new communities from new supply. This strategy is expected to result in a high level of quality to the revenue stream;

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

Capital markets conditions have decreased our access to cost effective capital. See "Future Financing and Capital Needs" for a discussion of our response to the current capital markets environment.

The following is a discussion of specific capital transactions, arrangements and agreements.

Unsecured Facility

Our unsecured facility is furnished by a consortium of banks and provides $600,000,000 in short-term credit. We pay these banks an annual facility fee of $900,000 in equal quarterly installments. The unsecured facility bears interest at varying levels tied to the London Interbank Offered Rate based on ratings levels achieved on our senior unsecured notes and on a maturity selected by us. The current stated pricing is LIBOR plus 0.6% per annum. The unsecured facility matures in July 2001, however we have two options to extend the credit facility for one-year periods. Therefore, subject to certain conditions, we may extend the maturity to July 2003. A competitive bid option is available for up to $400,000,000. This option allows banks that are part of the lender consortium to bid to give us loans at a rate that is lower than the stated pricing provided by the unsecured facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus .54% for balances most recently placed under the competitive bid option. At November 1, 1999, $170,500,000 was outstanding, $74,068,000 was used to provide letters of credit and $355,432,000 was available for borrowing under the unsecured facility. We intend to use borrowings under the unsecured facility for:

            -  capital expenditures;
            -  construction, development and redevelopment costs;
            -  acquisitions of developed or undeveloped communities;
            -  credit enhancement for tax-exempt bonds; and
            -  working capital purposes.

Interest Rate Protection Agreements

We are not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on some of our tax-exempt indebtedness. We intend, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate, and we have engaged a consultant to assist in managing our interest rate risks and exposure.

Financing Commitments/Transactions Completed

We issued $150,000,000 of unsecured notes in July 1999 that bear interest at 7.50% per annum and will mature August 1, 2009. The net proceeds of approximately $148,400,000 were used to repay amounts outstanding under our unsecured facility.

We completed a refinancing of approximately $18,755,000 of tax exempt bonds related to the Avalon Ridge community. These bonds bear a variable interest rate, will mature on May 1, 2026 and are credit enhanced by our credit enhancement facility with the Federal National Mortgage Association.

Future Financing and Capital Needs

As of September 30, 1999, we had 19 new communities under construction either by us or by unaffiliated third parties with whom we have entered into forward purchase commitments. As of September 30, 1999, a total estimated cost of $269,890,000 remained to be invested in these communities. In addition, we had a total of 10 communities that were under reconstruction, for which an estimated $52,008,000 remained to be invested as of September 30, 1999.

Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction will be funded from:

            - the remaining capacity under our $600,000,000 unsecured credit facility;
            -  the net proceeds from the sale of existing communities;

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

We have observed and been impacted by a reduction in the availability of cost effective capital over the last twelve months. We cannot assure you that cost effective capital will be available to meet future expenditures required to begin planned reconstruction activity or the construction of the Development Rights. Before planned reconstruction activity or the construction of a Development Right begins, we intend to arrange adequate capital sources to complete these undertakings, although we cannot assure that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pursuit costs and forego reconstruction activity which we believe would have increased revenues.

We estimate that a significant portion of our liquidity needs will be met from retained operating cash and borrowings under our unsecured facility. To meet the balance of our liquidity needs, we will need to arrange additional capacity under our existing unsecured facility, sell additional existing communities and/or issue additional debt or equity securities. While we believe we have the financial position to expand our short term credit capacity and support our capital markets activity, we cannot assure that we will be successful in completing these arrangements, offerings or sales. The failure to complete these transactions on a cost-effective basis could have a material adverse impact on our operating results and financial condition, including the abandonment of deferred development costs and a resultant charge to earnings.

During 1998, we launched an aggressive disposition program, to sell assets in markets where we have limited market presence. Under this program, we solicit competing bids from unrelated parties for these individual assets, and consider the sales price and tax ramifications of each proposal. In connection with this disposition strategy, we have disposed of thirteen communities and a participating mortgage note since January 1, 1999. The net proceeds from the sale of these assets were approximately $252,495,000. We intend to actively seek buyers for the remaining communities held for sale during the fourth quarter of 1999. However, we cannot assure that these assets can be sold on terms that we consider satisfactory.

The remaining assets that have been identified for disposition include land, buildings and improvements and furniture, fixtures and equipment. Total real estate, net of accumulated depreciation, of all communities identified for sale at September 30, 1999 totaled $120,299,000. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid from our net sales proceeds. Our Condensed Consolidated Statements of Operations include net income from the communities held for sale of $1,953,000 for the three months ended September 30, 1999 and $5,237,000 for the nine months ended September 30, 1999. Our Condensed Consolidated Statements of Operations include net income from the communities held for sale for the three months ended September 30, 1998 of $828,000 and $1,123,000 for the nine months ended September 30, 1998, or $2,810,000 on a pro forma basis assuming the merger had occurred on January 1, 1998.

Because the proceeds from the sale of communities are used initially to reduce borrowings under our unsecured facility, the immediate effect of a sale of a community is to reduce Funds from Operations. This is because the yield on a community that is sold, as measured against the net proceeds from the sale of the community, exceeds the interest rate on the borrowings under our unsecured facility. Therefore, changes in the number and timing of dispositions, and the redeployment of the resulting net proceeds, may have a material and adverse effect on our Funds from Operations.

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured facility:

                                                                           (Dollars in thousands)

                                                 ALL-IN   PRINCIPAL          BALANCE OUTSTANDING
                                                INTEREST   MATURITY        -----------------------     ------        ------
            COMMUNITY                             RATE       DATE          12-31-98        9-30-99      1999          2000
----------------------------------------        --------  ---------        --------        -------     ------        ------
TAX-EXEMPT BONDS:
   FIXED RATE
     Canyon Creek                                6.48%      Jun-25         $ 38,052      $ 37,667      $ 132        $ 554
     Waterford                                   5.88%      Aug-14           33,100        33,100         --           --
     City Heights                                5.80%      Jun-25           20,496        20,323         60          250
     CountryBrook                                7.87%      Mar-12           19,568        19,342         79          330
     Villa Mariposa                              5.88%      Mar-17           18,300        18,300         --           --
     Sea Ridge                                   6.48%      Jun-25           17,261        17,086         60          251
     Foxchase I                                  5.88%      Nov-07           16,800        16,800         --           --
     Barrington Hills                            6.48%      Jun-25           13,020        12,888         45          190
     Rivershore                                  6.48%      Nov-22           10,162        10,035         31          171
     Foxchase II                                 5.88%      Nov-07            9,600         9,600         --           --
     Fairway Glen                                5.88%      Nov-07            9,580         9,580         --           --
     Crossbrook                                  6.48%      Jun-25            8,382         8,301         28          117
     Larkspur Canyon                             5.50%      Jun-25            7,530         7,467         22           91
     Avalon View                                 7.55%      Aug-24           19,085        18,875         80          330
     Avalon at Lexington                         6.56%      Feb-25           14,843        14,664         61          255
     Avalon Knoll                                6.95%      Jun-26           13,755        13,625         45          187
     Avalon at Dulles                            7.04%      Jul-24           12,360        12,360         --           --
     Avalon Fields                               7.57%      May-27           11,881        11,791         47          147
     Avalon at Hampton II                        7.04%      Jul-24           11,550        11,550         --           --
     Avalon at Symphony Glen                     7.06%      Jul-24            9,780         9,780         --           --
     Avalon West                                 7.73%      Dec-36            8,681         8,645         14           53
     Avalon Landing                              6.85%      Jun-26            6,809         6,743         23           95
                                                                     --------------- ------------   ---------   ----------
                                                                            330,595       328,522        727        3,021
   VARIABLE RATE
     Avalon Devonshire                                      Dec-25           27,305        27,305         --           --
     Avalon at Fairway Hills I                              Jun-26           11,500        11,500         --           --
     Laguna Brisas                                          Mar-09           10,400        10,400         --           --
     Avalon at Hampton I                                    Jun-26            8,060         8,060         --           --
                                                                     --------------- ------------   ---------   ----------
                                                                             57,265        57,265         --           --
CONVENTIONAL LOANS:
   FIXED RATE
     $100 Million Senior Unsecured Notes         7.375%     Sep-02          100,000       100,000         --           --
     $100 Million Senior Unsecured Notes         6.625%     Jan-05          100,000       100,000         --           --
     $110 Million Senior Unsecured Notes         6.875%     Dec-07          110,000       110,000         --           --
     $50 Million Senior Unsecured Notes          6.25%      Jan-03           50,000        50,000         --           --
     $50 Million Senior Unsecured Notes          6.50%      Jan-05           50,000        50,000         --           --
     $50 Million Senior Unsecured Notes          6.625%     Jan-08           50,000        50,000         --           --
     $100 Million Senior Unsecured Notes         6.50%      Jul-03          100,000       100,000         --           --
     $150 Million Senior Unsecured Notes         6.80%      Jul-06          150,000       150,000         --           --
     $125 Million Medium Term Notes              6.58%      Feb-04               --       125,000         --           --
     $150 Million Medium Term Notes              7.50%      Jul-09               --       150,000         --           --
     Governor's Square                           7.65%      Aug-04           14,064        13,959         37          153
     The Arbors                                  7.25%      May-04           12,870        12,870         --           --
     Gallery Place                               7.31%      May-01           11,486        11,327         55          230
     Cedar Ridge                                 6.50%      Jul-99            1,000            --         --           --
     Avalon Walk II                              8.93%      Nov-04           12,762        12,599         58          241
     Avalon Pines                                8.00%      Dec-03            5,329         5,255         38          121
                                                                     --------------- ------------   ---------   ----------
                                                                            767,511     1,041,010        188          745

   VARIABLE RATE-NONE                                                            --            --         --           --
                                                                     --------------- ------------   ---------   ----------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY                          $ 1,155,371   $ 1,426,797      $ 915      $ 3,766
                                                                     =============== ============   =========   ==========

                                                                          (Dollars in thousands)
                                                      --------          -------              ------           ------------
                   COMMUNITY                            2001              2002                2003             THEREAFTER
----------------------------------------              --------          -------              ------           ------------
TAX-EXEMPT BONDS:
   FIXED RATE
     Canyon Creek                                      $ 594             $ 637                $ 684              $ 35,066
     Waterford                                            --                --                   --                33,100
     City Heights                                        268               288                  308                19,149
     CountryBrook                                        357               386                  417                17,773
     Villa Mariposa                                       --                --                   --                18,300
     Sea Ridge                                           270               289                  310                15,906
     Foxchase I                                           --                --                   --                16,800
     Barrington Hills                                    203               218                  234                11,998
     Rivershore                                          184               198                  213                 9,238
     Foxchase II                                          --                --                   --                 9,600
     Fairway Glen                                         --                --                   --                 9,580
     Crossbrook                                          126               136                  146                 7,748
     Larkspur Canyon                                      98               105                  112                 7,039
     Avalon View                                         350               373                  397                17,345
     Avalon at Lexington                                 271               288                  307                13,482
     Avalon Knoll                                        200               214                  230                12,749
     Avalon at Dulles                                     --                --                   --                12,360
     Avalon Fields                                       157               169                  180                11,091
     Avalon at Hampton II                                 --                --                   --                11,550
     Avalon at Symphony Glen                              --                --                   --                 9,780
     Avalon West                                          57                61                   65                 8,395
     Avalon Landing                                      101               108                  116                 6,300
                                               --------------    --------------    -----------------   -------------------
                                                       3,236             3,470                3,719               314,349
   VARIABLE RATE
     Avalon Devonshire                                    --                --                   --                27,305
     Avalon at Fairway Hills I                            --                --                   --                11,500
     Laguna Brisas                                        --                --                   --                10,400
     Avalon at Hampton I                                  --                --                   --                 8,060
                                               --------------    --------------    -----------------   -------------------
                                                          --                --                   --                57,265
CONVENTIONAL LOANS:
   FIXED RATE
     $100 Million Senior Unsecured Notes                  --           100,000                   --                    --
     $100 Million Senior Unsecured Notes                  --                --                   --               100,000
     $110 Million Senior Unsecured Notes                  --                --                   --               110,000
     $50 Million Senior Unsecured Notes                   --                --               50,000                    --
     $50 Million Senior Unsecured Notes                   --                --                   --                50,000
     $50 Million Senior Unsecured Notes                   --                --                   --                50,000
     $100 Million Senior Unsecured Notes                  --                --              100,000                    --
     $150 Million Senior Unsecured Notes                  --                --                   --               150,000
     $125 Million Medium Term Notes                       --                --                   --               125,000
     $150 Million Medium Term Notes                       --                --                   --               150,000
     Governor's Square                                   165               178                  193                13,233
     The Arbors                                           --                --                   --                12,870
     Gallery Place                                    11,042                --                   --                    --
     Cedar Ridge                                          --                --                   --                    --
     Avalon Walk II                                      264               288                  315                11,433
     Avalon Pines                                        131               142                4,823                    --
                                               --------------    --------------    -----------------   -------------------
                                                      11,602           100,608              155,331               772,536

   VARIABLE RATE-NONE                                     --                --                   --                    --
                                               --------------    --------------    -----------------   -------------------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY  $   $ 14,838       $   104,078       $    $ 159,050     $     $ 1,144,150
                                               ==============    ==============    =================   ===================

Inflation

Substantially all of the leases at the Current Communities are for a term of one year or less. This may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term without penalty. We believe that short-term leases combined with relatively consistent demand allow rents, and therefore cash flow, from our portfolio of apartments to provide an attractive inflation hedge.

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

We have been taking steps to determine the nature and extent of the work required to make our information computer systems, or IT Systems, and non-information embedded systems, or Non-IT Systems, Year 2000 compliant. We are also working to determine what effects non-compliance by our significant business partners or vendors may have on us. We have assigned key personnel to our Year 2000 Task Force to coordinate compliance efforts. Our Task Force is represented by executive, financial and community operation functions. We have engaged an outside consulting firm to assist the Task Force in detecting Non-IT Systems that are not Year 2000 compliant. The consultants have aided in assessing the compliance of our Non-IT Systems and, for non-compliant systems, have recommended replacement, upgrades or alternative solutions based on the system's importance to business operations or financial impact, likelihood of failure, life safety concerns and available contingency options.

We have identified certain phases necessary to become Year 2000 compliant and have established an estimated timetable for completion of those phases, as shown below:


                                                                                ESTIMATED COMPLETION DATE
            PHASE                                   DEFINITION                   AS OF NOVEMBER 1, 1999
            -----                                   ----------                  -------------------------
1.    Designate Task Force               Assign key management personnel                Completed
                                         to our Year 2000 Task Force to
                                         coordinate compliance efforts

2.    Introduce Year 2000 Awareness      Communicate the Year 2000 issue                Completed
                                         to our associates.  Ensure
                                         current and future acquisition,
                                         development and operation
                                         processes address Year 2000
                                         compliance

3.    Inventory System                   INITIAL REVIEW: Identify our  IT            3.1: Completed
      3.1   Initial Review               systems and Non-IT systems and              3.2: Completed
      3.2   Follow-up Review             provide findings to the
                                         consultants
                                         FOLLOW-UP REVIEW: Utilize
                                         consultants' analysis of
                                         the initial review to detect
                                         previously unknown Non-IT systems

4.    Contact Vendors                    Contact vendors of all IT and               4.1: Completed
      4.1   IT Systems                   Non-IT systems to request                   4.2: Completed
      4.2   Non-IT Systems               assurance information regarding
                                         the compliance of those systems

5.    Prioritize and Budget              Prioritize non-compliant IT and                Completed
                                         Non-IT systems and prepare
                                         initial budget for cost of
                                         becoming compliant


                                                                             ESTIMATED COMPLETION DATE
                    PHASE                    DEFINITION                       AS OF NOVEMBER 1, 1999
                    -----                    ----------                      -------------------------
6.    Identify Solutions          Identify the course of action necessary            Completed
                                  to become Year 2000 compliant, and
                                  engage third party service providers
                                  where needed

7.    Contingency Plan            Develop contingency plans to minimize           7.1: Completed
      7.1   General Community     disruptions and data processing errors          7.2: Completed
      7.2   Site Specific         in the event impacted IT and Non-IT
                                  systems are not Year 2000 compliant on
                                  January 1, 2000. General community
                                  contingency plans will be developed for
                                  each community type. Where necessary,
                                  as determined by system inventory,
                                  site specific contingency plans
                                  will be developed

8.    Replace/Upgrade and Test    Replace or upgrade certain                Replace/Upgrade: Completed
      Solutions                   non-compliant IT and Non-IT                     Test: Completed
                                  systems and test functionality
                                  of critical systems

9.    Communicate to Residents    Communicate to residents steps we have          November 30, 1999
                                  taken towards becoming Year 2000
                                  compliant and remaining IT and Non-IT
                                  systems that may still be impacted

Our Year 2000 Task Force has completed the Inventory System Phase for computerized information systems. The assessment determined that it was necessary to modify, update or replace limited portions of our computer hardware and software applications.

We have completed the replacement and upgrade of our existing hardware and software information systems in the normal course of business resulting in Year 2000 compliance. The vendor that provided our previous accounting software has a compliant version of its product, but growth in our operations required a general ledger system with scope and functionality that is not present in either the system we previously used or the Year 2000 compliant version of that system. Accordingly, we replaced that general ledger system with an enhanced system that, in addition to increased functionality, is believed to be Year 2000 compliant. The implementation of the new general ledger system was completed July 1, 1999. We are not treating the cost of this new system as a Year 2000 expense because the implementation date was not accelerated due to Year 2000 compliance concerns. The cost of the new general ledger system, after considering anticipated efficiencies provided by the new system, is not currently expected to have a material effect, either beneficial or adverse, on our financial condition or results of operations.

Our Task Force has also completed the Inventory System Phase of our non-information embedded systems, such as security, heating and cooling, and fire and elevator systems, at each community that may not be Year 2000 compliant. The Task Force has identified areas of risks for non-compliance by community type. The high-rises, mid-rises and newer garden communities represent the greatest risk of non-compliant systems as they have the most systems per community. Together with our consultants, the Task Force has conducted an assessment of these systems at all communities to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The Task Force has completed the Follow-up Review of the Inventory System Phase to ensure all non-information embedded systems are addressed for Year 2000 compliance.

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

We, together with our consultants, have completed the processes of verifying inventory and obtaining information regarding Year 2000 compliance of detected non-information embedded systems. We cannot assure, however, that the completion of the process of verifying inventory and obtaining risk assurance has identified all non-compliant systems.

We have completed testing of our information and non-information systems to ensure Year 2000 compliance. Testing was performed on systems:

            -  which are critical to business operations or life safety;
            - which entail a material financial impact in the event of non-compliance;
            -  with a higher likelihood of failure than other systems;
            - for which the Task Force was unable to obtain reliable third party assurance that the detected system is Year 2000 compliant; and
            -  which were not deemed to have acceptable contingency options.

While we believe such tests were successful in all material respects, the Task Force intends to closely monitor our Year 2000 compliance progress and has completed development of contingency plans in the event non-information embedded systems are not compliant. The Task Force has created functional contingency plans by community type, or general community contingency plans, that encompass substantially all of our existing portfolio. For certain communities, primarily communities with high-rise buildings, specific contingency plans, referred to as site specific contingency plans, were required. The Task Force will continue to review both compliance and contingency plans throughout the remainder of the year to ensure all systems will be Year 2000 compliant.

We currently anticipate that the costs of becoming Year 2000 compliant for all impacted systems will be approximately $750,000, based on the completion of our Year 2000 compliance efforts to date. Based on available information, we believe that the ultimate cost of achieving Year 2000 compliance will not have a material adverse effect on our business, financial condition or results of operations. However, we cannot assure that we will be Year 2000 compliant by December 31, 1999 or that we will not incur significant additional costs pursuing Year 2000 compliance.

The third parties with which we have material relationships include our utility providers and the vendor that has provided our new accounting software system. Together with the consultants, we have communicated with these and other third party vendors to determine the efforts being made on their part for compliance and to request representation that their systems will be Year 2000 compliant. Substantially all of the vendors have responded to our inquiries and represented that Year 2000 compliance plans are being implemented for their systems. No assurance can be given that these third parties vendors will be Year 2000 compliant.

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

Funds from Operations

We generally consider Funds from Operations, or FFO, to be an appropriate measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be examined with net income as presented in the consolidated financial statements included elsewhere in this report. FFO is determined based on a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R), and is defined as:

            - net income or loss computed in accordance with generally accepted accounting principles, except that excluded from net income or loss are gains or losses from debt restructuring, other non-recurring items and sales of property;
            -  plus depreciation of real estate assets; and
            - after adjustments for unconsolidated partnerships and joint ventures.

FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles. Therefore it should not be considered an alternative to net income as an indication of our performance. FFO should also not be considered an alternative to net cash flows from operating activities as determined by generally accepted accounting principles as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. Further, FFO as calculated by other REITs may not be comparable to our calculation of FFO.

For the three months ended September 30, 1999, FFO increased to $54,957,000 from $47,492,000 for the three months ended September 30, 1998. This increase is primarily due to the completion of new development and redevelopment communities. Growth in earnings from Established Communities also contributed to the increase.

FFO for the three months ended September 30, 1999 and the preceding four quarters are summarized as follows (dollars in thousands):

                                                                       For the three months ended
                                                   -------------------------------------------------------------------
                                                       9-30-99      6-30-99      3-31-99      12-31-98       9-30-98
                                                       -------      -------      -------      --------       -------
Net income                                            $ 44,073     $ 34,163      $ 19,807     $ 31,673      $ 31,540
Preferred dividends                                     (9,944)      (9,945)       (9,945)      (9,582)       (7,769)
Depreciation - real estate assets                       27,004       25,728        26,843       29,708        23,018
Joint venture adjustments                                  188          187           187          183           183
Minority interest expense                                  524          495           433          468           470
Gain on sale of communities                             (7,032)        (225)       (5,079)      (3,930)          (40)
Non-recurring adjustments to net income:
       Amortization of non-recurring costs,
       primarily legal, from the issuance of
       tax exempt bonds (1)                                 90           90            90           90            90
       Non-recurring charges (2)                            54           66        16,524           --            --
                                                   ------------ ------------ ------------- ------------ -------------
       Funds from Operations                          $ 54,957     $ 50,559      $ 48,860     $ 48,610      $ 47,492
                                                   ============ ============ ============= ============ =============

(1) Represents the amortization of pre-1986 bond issuance costs carried forward to AvalonBay and costs associated with the reissuance of tax-exempt bonds incurred prior to the initial public offering of Bay in March 1994 in order to preserve the tax-exempt status of the bonds at the initial public offering.
(2) Consists of $16,076 related to a management and other organizational change announced during 1998 and $568 for Year 2000 remediation costs.

Management Information Systems

We believe that an innovative management information systems infrastructure will be an important element in managing our future growth. This is because timely and accurate collection of financial and resident profile data will enable us to maximize revenue through careful leasing decisions and financial management. We currently employ a proprietary company-wide intranet using a digital network with high-speed digital lines. This network connects all of our communities and offices to central servers in Alexandria, Virginia, providing access to our associates and to AvalonBay's corporate information throughout the country from all locations.

We are currently engaged in the development of an innovative on-site property management system and a leasing automation system to enable management to capture, review and analyze data to a greater extent than is possible using available existing commercial software. We intend to enter into a formal joint venture with another public multifamily real estate company, our joint venturer, and to continue development of these systems and system software, which we collectively refer to as the "system", through the joint venture entity. The system development process is currently managed by our employees who have significant related project management experience and the employees of the joint venturer. The actual programming and documentation of the system is being conducted by our employees and third party consultants under the supervision of these experienced project managers. We currently expect that the total development costs over a three-year period will be approximately $7.5 million including hardware costs and expenses, the costs of employees and related overhead, and the costs of engaging third party consultants. These development costs will be shared on an equal basis by us and the joint venturer. Once developed, we intend to use the property management system in place of current property management information software for which we pay a license fee to third parties and we intend to use the leasing automation system to make the lease application process easier for residents and more efficient for us to manage. We currently project that the property management system will undergo an on-site test (i.e., a "beta test") during the second quarter of 2000 and that the system will be functional and implemented during the third and fourth quarters of 2000. The leasing automation system is currently in beta testing at two communities.

We believe that once implemented the system will result in cost savings due to increased data reliability and efficiencies in management time and overhead, and that these savings will largely offset the expense associated with amortizing the system development costs and maintaining the software. We also believe that it is possible that other real estate companies may desire to use the system concept and system software that we are developing and that therefore there may be an opportunity to recover, in the future, a portion of our investment by licensing the system to others. However, at the present time these potential cost savings and ancillary revenue are speculative, and we cannot assure that the system will provide sufficient benefits to offset the cost of development and maintenance.

We have never before engaged in the development of systems or system software on this scale and have never licensed a system concept or system software to others. There are a variety of risks associated with the development of the system, both for internal use and for potential sale or licensing to third parties. Among the principal risks associated with this undertaking are the following:

            - we may not be able to maintain the schedule or budget that we have projected for the development and implementation of the software;
            -  we may be unable to implement the system with the functionality and efficiencies we desire on commercially reasonable terms
            -  we may decide not to endeavor to license the system to other enterprises, the system may not be attractive to other enterprises, and we may not be able to effectively manage the licensing of the system to other enterprises; and
            - the system may not provide AvalonBay with meaningful cost savings or a meaningful source of ancillary revenues.

The occurrence of any of the events described above could prevent us from achieving increased efficiencies, realizing revenue growth produced by ancillary revenues or recovering our initial investment.

Natural Disasters

Many of our West Coast communities are located in the general vicinity of active earthquake faults. In July 1998, we obtained a seismic risk analysis from an engineering firm which estimated the probable maximum damage for each of the 60 West Coast communities that we owned at that time and for each of the five West Coast communities under development at that time. The seismic risk analysis was obtained for each individual community and for all of those communities combined. To establish a probable maximum damage, the engineers first define a severe earthquake event for the applicable geographic area, which is an earthquake that is estimated to have only a 10% likelihood of occurring over a 50-year period. The probable maximum damage is determined as the structural and architectural damage and business interruption loss that is estimated to have only a 10% probability of being exceeded in the event of such an earthquake. Because a significant number of our communities are located in the San Francisco Bay Area, the engineers' analysis defined an earthquake on the Hayward Fault with a Richter Scale magnitude of 7.1 as a severe earthquake with a 10% probability of occurring within a 50-year period. The engineers then established an aggregate probable maximum damage at that time of $113 million for the 60 West Coast communities that we owned at that time and the five West Coast communities under development. The $113 million probable maximum damage for those communities was a probable maximum level that the engineers expected to be exceeded only 10% of the time in the event of such a severe earthquake. The actual aggregate probable maximum damage could be higher or lower as a result of variations in soil classifications and structural vulnerabilities. For each community, the engineers' analysis calculated an individual probable maximum damage as a percentage of the community's replacement cost and projected revenues. We cannot assure that:

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

In August 1999, we renewed our earthquake insurance, both for physical damage and lost revenue, with respect to all communities we owned at that time and all of the communities under development. For any single occurrence, we have in place $75,000,000 of coverage with a five percent deductible. The five percent deductible is subject to a minimum of $100,000 and a maximum of $25,000,000 per occurrence. In addition, our general liability and property insurance program provides coverage for public liability and fire damage. In the event an uninsured disaster or a loss in excess of insured limits were to occur, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

Development Communities

As of September 30, 1999, there were 10 Development Communities under construction. We expect these Development Communities to add a total of 2,464 apartment homes to our portfolio upon completion. The total capitalized cost of the Development Communities, when completed, is expected to be approximately $414.9 million. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

            -  we will complete the Development Communities;
            - our budgeted costs or estimates of occupancy rates or "Projected EBITDA as a % of Total Budgeted Cost" will be realized;
            - our schedule of leasing start dates or construction completion dates will be achieved; or
            - future developments will realize returns comparable to our past developments.

You should carefully review the discussion under "Risks of Development and Redevelopment" below.

We hold a fee simple ownership interest in each of the Development Communities. The following page presents a summary of Development Communities:

                          AVALONBAY COMMUNITIES, INC.
                        DEVELOPMENT COMMUNITIES SUMMARY
                                                                                                                    Projected
                                                                                                                   EBITDA as a
                                Number of     Budgeted                                  Estimated     Estimated     % of total
                                apartment     cost (1)    Construction    Initial      completion   stabilization    budgeted
                                  homes     ($ millions)      start     occupancy (2)     date         date (3)      cost (4)
                               -----------------------------------------------------------------------------------------------
1. Avalon Willow
   Mamaroneck, NY                  227         $46.8         Q2 1997      Q1 1999        Q2 2000       Q3 2000         8.6%
2. Avalon Crest
   Fort Lee, NJ                    351         $56.8         Q4 1997      Q2 1999        Q4 1999       Q1 2000        11.3%
3. Avalon Towers by the Bay
   San Francisco, CA               226         $65.9         Q4 1997      Q3 1999        Q4 1999       Q1 2000         9.6%
4. Avalon Corners
   Stamford, CT                    195         $32.5         Q3 1998      Q3 1999        Q1 2000       Q3 2000        10.4%
5. Avalon Fox Mill
   Herndon, VA                     165         $20.1         Q4 1998      Q3 1999        Q1 2000       Q2 2000        11.0%
6. Avalon Court North
   Melville, NY                    340         $40.4         Q4 1998      Q3 1999        Q1 2000       Q3 2000        13.2%
7. Avalon Essex
   Peabody, MA                     154         $21.4         Q2 1999      Q2 2000        Q4 2000       Q1 2001        10.6%
8. Avalon at Florham Park
   Florham Park, NJ                270         $41.0         Q2 1999      Q1 2000        Q2 2001       Q4 2001        12.1%
9. Avalon River Mews
   Edgewater, NJ                   408         $75.6         Q3 1999      Q1 2001        Q3 2001       Q1 2002        10.7%
0. Avalon Haven
   North Haven, CT                 128         $14.4         Q3 1999      Q2 2000        Q3 2000       Q4 2000        10.4%
                                   ---         -----                                                                  -----

   Total Weighted Average         2,464        $414.9                                                                 10.7%
                                  -----        ------                                                                 -----

(1) Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with generally accepted accounting principles.
(2)   Future initial occupancy dates are estimates.
(3) Stabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of construction.
(4) Projected EBITDA represents gross potential earnings projected to be achieved at completion of construction before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) projected economic vacancy and (b) projected stabilized operating expenses. EBITDA is relevant to an understanding of the economics of AvalonBay because it indicates cash flow available from operations to service fixed obligations. EBITDA should not be considered as an alternative to operating income, as determined in accordance with GAAP, as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA as disclosed by other REITs may not be comparable to our calculation of EBITDA.

Redevelopment Communities

As of September 30, 1999, we had 10 communities under redevelopment. The total budgeted cost to complete these Redevelopment Communities, including the cost of acquisition and redevelopment, is expected to be approximately $305.1 million, of which approximately $66.1 million is the additional capital invested or expected to be invested above the original purchase cost. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary over a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion, that we will meet our budgeted costs, either individually or in the aggregate, or that projected unleveraged returns on cost will be achieved. See the discussion under "Risks of Development and Redevelopment" below.

The following presents a summary of Redevelopment Communities:

                                                    AVALONBAY COMMUNITIES, INC.
                                               REDEVELOPMENT COMMUNITIES SUMMARY (1)


                                                    Budgeted Cost                                                       Projected
                                                    ($ millions)                                                       EBITDA as a
                                  Number of   --------------------------                                   Estimated    % of total
                                  apartment   Acquisition     Total      Reconstruction  Reconstruction  restabilized    budgeted
                                    homes        cost        cost (2)        start       completion (3)  operation (4)   cost (5)
                                --------------------------------------------------------------------------------------------------
      1. Waterhouse Place
         Beaverton, OR               279         $15.6        $20.3         Q2 1998         Q4 1999         Q1 2000        8.9%
      2. Warner Oaks
         Woodland Hills, CA          227         $20.0        $25.0         Q3 1998         Q4 1999         Q4 1999        9.2%
      3. Avalon at West Grove
         Westmont, IL                400         $25.7        $28.5         Q2 1999         Q4 1999         Q1 2000        9.0%
      4. Avalon Ridge
         Renton, WA                  421         $25.3        $35.7         Q3 1998         Q2 2000         Q3 2000        9.8%
      5. Governor's Square
         Sacramento, CA              302         $24.7        $27.7         Q1 1998         Q4 1999         Q1 2000        8.4%
      6. Avalon at Mission Bay
         San Diego, CA               564         $43.8        $57.3         Q3 1998         Q2 2000         Q3 2000        9.1%
      7. Avalon at Pacific Bay
         Huntington Beach, CA        304         $26.8        $34.8         Q1 1999         Q4 1999         Q1 2000        8.6%
      8. Creekside
         Mountain View, CA           294         $29.0        $39.8         Q2 1999         Q4 2000         Q1 2001        9.9%
      9. Crossbrook (6)
         Rohnert Park, CA            226         $10.9        $14.8         Q3 1999         Q4 1999         Q4 1999       10.9%
     10. Laguna Brisas
         Laguna Niguel, CA           176         $17.2        $21.2         Q3 1999         Q2 2000         Q4 2000        7.7%
                                     ---         -----        -----                                                        ----
         Total Weighted Average     3,193       $239.0        $305.1                                                       9.1%
                                    -----       ------        ------                                                       ----

(1) Redevelopment Communities are communities acquired for which redevelopment costs are expected to exceed 10% of the original acquisition cost or $5,000,000.
(2) Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with generally accepted accounting principles.
(3)   Reconstruction completion dates are estimates.
(4) Restabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of redevelopment.
(5) Projected EBITDA represents gross potential earnings projected to be achieved at completion of redevelopment before interest, income taxes, depreciation, amortization and extraordinary items, minus (a) projected economic vacancy and (b) projected stabilized operating expenses. EBITDA is relevant to an understanding of the economics of AvalonBay because it indicates cash flow available from operations to service fixed obligations. EBITDA should not be considered as an alternative to operating income, as determined in accordance with GAAP, as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA as disclosed by other REITs may not be comparable to our calculation of EBITDA.

(6)   Redevelopment consists of only exterior work.

Development Rights

As of September 30, 1999, we are considering the development of 30 new apartment communities. These Development Rights range from land owned or under contract for which design and architectural planning has just begun to land owned or under contract with completed site plans and drawings where construction can begin almost immediately. We estimate that the successful completion of all of these communities would ultimately add 8,940 institutional-quality apartment homes to our portfolio. At September 30, 1999, the cumulative capitalized costs incurred in pursuit of the 30 Development Rights, including the cost of land acquired in connection with four of the Development Rights, was approximately $52 million. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

We generally hold Development Rights through options to acquire land, although one Development Right located in New Canaan, CT is controlled through a joint venture partnership that owns land. The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made are business judgments that we make after financial, demographic and other analysis is performed. Finally, we currently intend to limit the percentage of debt used to finance new developments. To comply with our policy on the use of debt, other financing alternatives may be required to finance the development of those Development Rights scheduled to start construction after September 30, 1999. Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of our FFO.

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

            - we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or

            - if construction of any particular community is undertaken, that it will be completed at the total budgeted cost assumed in the financial projections below.

                                AVALONBAY COMMUNITIES, INC.
                                DEVELOPMENT RIGHTS SUMMARY

                                                             Total
                                       Estimated           budgeted
                                         number              costs
              Location                  of homes         ($ millions)
        ---------------------         -------------      --------------
     1. Bellevue, WA         (1)          202                29.9
     2. Mountain View, CA    (1)          211                59.1
     3. San Jose, CA         (1)          221                41.6
     4. Hull, MA                          162                18.5
     5. New Rochelle, NY                  412                91.5
     6. Stamford, CT                      327                59.7
     7. Freehold, NJ                      296                30.1
     8. Orange, CT                        168                16.4
     9. New Canaan, CT       (1) (2)      104                26.4
    10. Darien, CT                        189                30.1
    11. Yonkers, NY                       256                35.0
    12. Greenburgh - II, NY               500                81.7
    13. Greenburgh - III, NY              266                43.4
    14. Arlington I, VA                   611                80.9
    15. Arlington II, VA                  332                37.0
    16. Hopewell, NJ                      280                33.9
    17. Naperville, IL                    100                14.4
    18. Providence, RI                    243                35.2
    19. Port Jefferson, NY                232                27.6
    20. Yorktown, NY                      396                47.2
    21. Marlboro, MA                      224                24.7
    22. Newtown, CT                       304                34.3
    23. Wilton, CT                        132                21.6
    24. North Potomac, MD                 564                64.1
    25. Los Angeles, CA                   272                46.0
    26. Weymouth, MA                      304                31.9
    27. San Diego, CA                     378                52.8
    28. Long Island City, NY              381                82.2
    29. Coram, NY                         450                60.6
    30. Westborough, MA                   423                47.3
                                      -------------      --------------
               Totals                    8,940             $1,305.1
                                      =============      ==============

   (1) AvalonBay owns land, but construction has not yet begun.

   (2) The land is owned by Town Close Associates Limited Partnership in which AvalonBay is a majority partner. It is currently anticipated that the land seller will retain a minority limited partner interest.

Risks of Development and Redevelopment

We intend to continue to pursue the development and redevelopment of apartment home communities. Our development and redevelopment activities may be exposed to the following industry risks:

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

The occurrence of any of the events described above could adversely affect our ability to achieve our projected yields on communities under development or redevelopment and could affect our payment of distributions to our stockholders.

For each Development and Redevelopment Community, we establish a target for projected EBITDA as a percentage of total budgeted cost. Projected EBITDA represents gross potential earnings projected to be achieved at completion of development or redevelopment before interest, income taxes, depreciation, amortization and extraordinary items minus projected economic vacancy and projected stabilized operating expenses. Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, including:

            -  land and/or property acquisition costs;
            -  construction costs;
            -  real estate taxes;
            -  capitalized interest;
            -  loan fees;
            -  permits;
            -  professional fees;
            -  allocated development overhead; and
            -  other regulatory fees determined in accordance with GAAP.

Gross potential earnings and construction costs are projected by us based on market conditions prevailing in the community's market at the time our budgets are prepared and reflect changes to those market conditions that we anticipated at that time. Although we attempt to anticipate changes in market conditions, we cannot predict with certainty what those changes will be. Construction costs have been increasing and, for some of our Development Communities, the total construction costs have been or are expected to be higher than the original budget. Nonetheless, because of increases in prevailing market rents we believe that, in the aggregate, we will still achieve our targeted projected EBITDA as a percentage of total budgeted cost for those communities experiencing costs in excess of the original budget. We believe that we could experience similar increases in construction costs and market rents with respect to other development communities resulting in total construction costs that exceed original budgets. Likewise, costs to redevelop communities that have been acquired have, in some cases, exceeded our original estimates and similar increases in costs may be experienced in the future. We cannot assure that market rents in effect at the time new development communities or repositioned communities complete lease-up will be sufficient to fully offset the effects of any increased construction or reconstruction costs.

Capitalized Interest

In accordance with GAAP, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy. Thereafter, the interest allocated to that completed building within the community is expensed. Capitalized interest during the three months ended September 30, 1999 totaled $5,208,000 and for the nine months ended September 30, 1999 totaled $18,357,000. Capitalized interest during the three months ended September 30, 1998 totaled $4,847,000 and during the nine months ended September 30, 1998 totaled $11,372,000.

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

Item 2.         Changes in Securities

                (a)     None

                (b)     None

                (c) On August 25, 1999, the Company issued 1,524 shares of Common Stock in exchange for 1,524 units in a DownREIT partnership. The issuance was exempt under Section 4(2) of the Securities Act.

                        On September 2, 1999, the Company issued 3,500 shares of Common Stock in exchange for 3,500 units in a DownREIT partnership. The issuance was exempt under Section 4(2) of the Securities Act.

                (d)     None

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

   3(i).3            -- Articles Supplementary, dated as of October 13, 1998,
                        relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)
  3(ii).1            -- Bylaws of the Company, as amended and restated, dated as of July 24, 1998. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 14, 1998.)
  3(ii).2            -- Amendment, dated February 10, 1999,  to Bylaws of the
                        Company (Incorporated by reference to Exhibit 3(ii).2 to Form 10-K of the Company filed March 31, 1999.)
  3(ii).3            -- Amendment, dated May 5, 1999,  to Bylaws of the Company.
      4.1            -- Indenture of Avalon dated as of September 18, 1995.
                        (Incorporated by reference to Form 8-K of Avalon dated September 18, 1995.)
      4.2            -- First Supplemental Indenture of Avalon dated as of
                        September 18, 1995. (Incorporated by reference to Avalon's Current Report on Form 8-K dated September 18, 1995.)
      4.3            -- Second Supplemental Indenture of Avalon dated as of
                        December 16, 1997. (Incorporated by reference to Avalon's Current Report on Form 8-K filed on January 26, 1998.)
      4.4            -- Third Supplemental Indenture of Avalon dated as of
                        January 22, 1998. (Incorporated by reference to Avalon's Current Report on Form 8-K filed on January 26, 1998.)
      4.5            -- Indenture, dated as of January 16, 1998, between the
                        Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998.)
      4.6            -- First Supplemental Indenture, dated as of January 20,
                        1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21, 1998.)
      4.7            -- Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)
      4.8            -- Third Supplemental Indenture, dated as of December 21,
                        1998, between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K filed on December 21, 1998.)
      4.9            -- Dividend Reinvestment and Stock Purchase Plan of the
                        Company filed October 8, 1998. (Incorporated by reference to Form S-3 of the Company, File No. 333-16647.)
      4.10           -- Shareholder Rights Agreement, dated March 9, 1998,
                        between the Company and First Union National Bank (a successor to American Stock Transfer and Trust Company) as Rights Agent (including the form of Rights Certificate as Exhibit B). (Incorporated by reference to
                        Exhibit 4.1 to Form 8-A of the Company filed March 11, 1998.)
     12.1            -- Statements re:  Computation of Ratios.
     27.1            -- Financial Data Schedule


                (b)     REPORTS ON FORM 8-K

        There were no reports filed by the Company on Form 8-K during the quarter ending September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AVALONBAY COMMUNITIES, INC.

Date:  November 12, 1999                                  /s/ Richard L. Michaux
                                  ----------------------------------------------
                                                              Richard L. Michaux
                                 President, Chief Executive Officer and Director

Date:  November 12, 1999                                  /s/ Thomas J. Sargeant
                                 -----------------------------------------------
                                                              Thomas J. Sargeant
                                           Chief Financial Officer and Treasurer