Form 10-K405
period 1999-12-31
AVALONBAY COMMUNITIES INC
filed 2000-03-10
CIK 915912

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

                   For the fiscal year ended December 31, 1999

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

                                Yes  [Y]      No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 1, 2000 was $2,256,084,969.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 1, 2000 was 65,871,094.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2000 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                                     PART I

ITEM 1.     BUSINESS.........................................................1

ITEM 2.     COMMUNITIES......................................................6

ITEM 3.     LEGAL PROCEEDINGS...............................................30

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.................31

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS........................................32

ITEM 6.     SELECTED FINANCIAL DATA.........................................33

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS........................36

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK................................................56

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................57

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................57

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..................57

ITEM 11.    EXECUTIVE COMPENSATION..........................................57

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT.............................................57

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................57

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                 REPORTS ON FORM 8-K........................................58

SIGNATURES  ................................................................65

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled "Forward-Looking Statements" on page 36 of this Form 10-K.

ITEM 1.   BUSINESS

General

AvalonBay Communities, Inc. is a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. We focus on the ownership and operation of upscale apartment communities in high barrier-to-entry markets of the United States. These markets include Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country. AvalonBay is the surviving corporation from the merger of Avalon Properties, Inc. with and into Bay Apartment Communities, Inc. In connection with the merger, Avalon Properties, Inc. ceased to exist and we changed our name from Bay Apartment Communities, Inc. to AvalonBay Communities, Inc.

As of March 1, 2000, we owned or held a direct or indirect ownership interest in 121 operating apartment communities containing 35,648 apartment homes in eleven states and the District of Columbia, of which four communities containing 1,455 apartment homes were under redevelopment. In addition to these operating communities, we also owned 12 communities under construction that will contain 3,173 apartment homes and rights to develop ("Development Rights") an additional 30 communities that, if developed as expected, will contain an estimated 8,624 apartment homes. We generally obtain ownership in an apartment community by developing vacant land into a new community or by acquiring and either repositioning or redeveloping an existing community. In selecting sites for development, redevelopment or acquisition, we favor locations that are near expanding employment centers and convenient to recreation areas, entertainment, shopping and dining.

Our principal operating objectives are to increase operating cash flow and Funds from Operations, or FFO, and, as a result, long-term stockholder value. For a description of the meaning of FFO and its use and limitation as an operating measure, see the discussion titled "Funds from Operations" in Item 7 of this report. Our strategies and goals to achieve these objectives include:

     - generating consistent, sustained earnings growth at each community through increased revenue, by balancing high occupancy with premium pricing, and increased operating margins from aggressive operating expense management;
     - investing selectively in new development, redevelopment and acquisition communities in markets with growing demand and high barriers-to-entry;
     - disposing of communities in markets where we have limited market presence; and
     - maintaining a conservative capital structure to provide continued access to capital markets at a cost that is low enough in relation to the expected yields on our developments and redevelopments that financing of new undertakings is desirable.

We believe that we can generally implement these strategies best by building, rebuilding, acquiring and managing upscale assets in supply-constrained markets while maintaining the financial discipline to ensure balance sheet flexibility. We believe that we can achieve high occupancy levels, increased rental rates and growth in cash flow, although we cannot provide assurance that these results will be achieved.

Development Strategy. We carefully select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily apartment communities in high barrier-to-entry markets of the United States, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive offices in Alexandria, Virginia, we also maintain regional offices and administrative or specialty offices in or near the following cities:

     -    San Jose, California;
     -    Wilton, Connecticut;
     -    Boston, Massachusetts;
     -    Chicago, Illinois;
     -    Los Angeles, California;
     -    Minneapolis, Minnesota;
     -    Newport Beach, California;
     -    New York, New York;
     -    Princeton, New Jersey; and
     -    Seattle, Washington.

After selecting a target site, we negotiate for the right to acquire the site either through an option or a long-term conditional contract. After we acquire land, we generally shift our focus to construction. Except for certain mid-rise and high-rise apartment communities where we have historically used third-party general contractors, we act as our own general contractor. We believe this enables us to achieve higher quality, greater control over schedules and significant cost savings. Our development and property management teams monitor construction progress to ensure high quality workmanship and a smooth and timely transition into the leasing and operational phase.

Redevelopment Strategy. We selectively seek existing under-managed apartment communities in fully-developed neighborhoods and create value by substantially rebuilding these communities. When we undertake the redevelopment of a community, our goal is to rebuild the community so that our total investment is significantly below replacement cost and the community is the highest quality apartment community or best rental value for an upscale apartment community in its local area. We have established procedures to minimize both the cost and risks of redevelopment. Our redevelopment teams, which include key redevelopment, construction and property management personnel, monitor redevelopment progress. We believe we achieve significant cost savings by acting as our own general contractor. More importantly, this helps to ensure high quality design and workmanship and a smooth and timely transition into the lease-up and restabilization phase.

Disposition Strategy. During 1998, we determined that we would pursue a disposition strategy for certain assets in markets that did not meet our long-term strategic direction. This disposition strategy also acts as a source of capital because we are able to redeploy the net proceeds from our dispositions in lieu of raising that amount of capital externally. Under this program, we solicit competing bids from unrelated parties for these individual assets, and consider the sales price and tax ramifications of each proposal. In connection with this disposition program, we have disposed of a total of 24 communities and a participating mortgage note since September 1998. The net proceeds from the sale of these assets were approximately $384,143,000. We intend to actively seek buyers for the remaining communities held for sale. We anticipate reinvesting capital obtained from dispositions of these assets into development of new communities and redevelopment of existing communities that offer greater investment returns and long-term growth potential than those communities identified for disposition. However, we cannot provide assurance that we will be able to complete our disposition strategy or that assets identified for sale can be sold on terms that are satisfactory to us.

Acquisition Strategy. We have observed and been impacted by a reduction in the availability of cost effective capital beginning in the third quarter of 1998. As a result, we limited our acquisition activity in 1999 to the purchase of one community that we acquired on a presale basis in connection with a forward purchase agreement signed in 1997 with an unaffiliated party. The forward purchase agreement provided for the purchase of ten communities, primarily in the Pacific Northwest and Midwest regions of the country, to be developed. The remaining nine presale acquisitions are expected to close during the next 31 months for an estimated aggregate purchase price of $347.1 million. Together, these communities are expected to contain 2,753 apartment homes when completed. We will manage these communities after acquiring ownership. This expansion is consistent with our strategy to achieve long term earnings growth by providing a high quality platform for expansion while also providing additional economic and geographic diversity. We believe that the acquisition of these presale communities will enable us to achieve rapid penetration into supply-constrained markets. We believe that we have now targeted and penetrated substantially all of the high barrier-to-entry markets of the United States.

Property Management Strategy. We intend to increase earnings through innovative, proactive property management that will result in higher revenue from communities. Our principle strategies for maximizing revenue include:

     -    intense focus on resident satisfaction;
     -    increasing rents as market conditions permit; and
     -    managing community occupancy for optimal rental revenue levels.

Generally, lease terms are staggered based on vacancy exposure by apartment type, so that lease expirations are better matched to each community's traffic patterns. On-site property management teams receive bonuses based largely upon the net operating income produced at their respective communities. We are also pursuing ancillary services which could provide additional revenue sources.

Controlling operating expenses is another way in which we intend to increase earnings growth. An increase in growth in our portfolio and the resulting increase in revenue allows for fixed operating costs to be spread over a larger volume of revenue, thereby increasing operating margins. We also aggressively pursue real estate tax appeals and scrutinize other operating costs. To control operating expenses we:

     - record invoices on-site to ensure careful monitoring of budgeted versus actual expenses;
     -    purchase supplies in bulk where possible;
     -    bid on third-party contracts on a volume basis;
     - perform turnover work in-house or hire third-parties generally depending upon the least costly alternative; and
     - undertake preventive maintenance regularly to maximize resident satisfaction and property and equipment life.

In addition, we strive to retain residents through high levels of service in order to eliminate the cost of preparing an apartment home for a new resident and to reduce marketing and utility costs.

On a limited basis, we also manage properties for third parties, believing that doing so will provide information about new markets or provide an acquisition opportunity, thereby enhancing opportunities for growth.

Technology Strategy. We believe that an innovative management information systems infrastructure will be an important element in managing our future growth. This is because timely and accurate collection of financial and resident profile data will enable us to maximize revenue through careful leasing decisions and financial management. We currently employ a proprietary company-wide intranet using a digital network with high-speed digital lines. This network connects all of our communities and offices to central servers in Alexandria, Virginia, providing access to our associates and to AvalonBay's corporate information throughout the country from all locations.

We are currently engaged in the development of an innovative on-site property management system and a leasing automation system to enable management to capture, review and analyze data to a greater extent than is possible using existing commercial software. We have entered into a formal joint venture agreement, in the form of a limited liability company agreement, with United Dominion Realty Trust, Inc., another public multifamily real estate company, to continue development of these systems and system software, which are collectively referred to in this discussion as the "system." The system development process is currently managed by our employees, who have significant related project management experience, and the employees of the joint venturer. The actual programming and documentation of the system is being conducted by our employees, the employees of our joint venturer and third party consultants under the supervision of these experienced project managers. We currently expect that the total development costs over a three-year period will be approximately $7.5 million including hardware costs and expenses, the costs of employees and related overhead, and the costs of engaging third party consultants. These development costs will be shared on an equal basis by us and our joint venturer. Once developed, we intend to use the property management system in place of current property management information software for which we pay a license fee to third parties, and we intend to use the leasing automation system to make the lease application process easier for residents and more efficient for us to manage. We currently project that the property management system will undergo an on-site test (i.e., a "beta test") during the third quarter of 2000 and that the system will be functional and implemented during 2001. The leasing automation system is currently in beta testing at two communities.

We believe that when implemented the system will result in cost savings due to increased data reliability and efficiencies in management time and overhead, and that these savings will largely offset the expense associated with amortizing the system development costs and maintaining the software. We also believe that it is possible that other real estate companies may desire to use the system concept and system software that we are developing and that therefore there may be an opportunity to recover, in the future, a portion of our investment by licensing the system to others. However, at the present time these potential cost savings and ancillary revenue are speculative, and we cannot assure that the system will provide sufficient benefits to offset the cost of development and maintenance.

We have never before engaged in the development of systems or system software on this scale and have never licensed a system concept or system software to others. There are a variety of risks associated with the development of the system, both for internal use and for potential sale or licensing to third parties. Among the principal risks associated with this undertaking are the following:

     - we may not be able to maintain the schedule or budget that we have projected for the development and implementation of the system;
     - we may be unable to implement the system with the functionality and efficiencies we desire on commercially reasonable terms;
     - we may decide not to endeavor to license the system to other enterprises, the system may not be attractive to other enterprises, and we may not be able to effectively manage the licensing of the system to other enterprises; and
     - the system may not provide AvalonBay with meaningful cost savings or a meaningful source of ancillary revenues.

The occurrence of any of the events described above could prevent us from achieving increased efficiencies, realizing revenue growth produced by ancillary revenues or recovering our initial investment.

Financing Strategy. We have consistently maintained, and intend to continue to maintain, a conservative capital structure, largely comprised of common equity. At December 31, 1999, debt-to-total market capitalization was 36.6%, and permanent long-term floating rate debt, not including borrowings under the unsecured facility, was only 1.6% of total market capitalization. We currently intend to limit long-term floating rate debt to less than 10% of total market capitalization, although that policy may change from time to time.

We have observed and been impacted by a reduction in the availability of cost effective capital beginning in the third quarter of 1998. We cannot assure you that cost effective capital will be available to meet future expenditures required to begin planned reconstruction activity or the construction of the Development Rights. Before planned reconstruction activity or the construction of a Development Right begins, we intend to arrange adequate capital sources to complete such undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pursuit costs and forego reconstruction activity which we believe would have increased revenues and earnings.

We estimate that a significant portion of our liquidity needs will be met from retained operating cash and borrowings under our $600,000,000 variable rate unsecured credit facility. At March 1, 2000, $203,500,000 was outstanding, $75,481,000 was used to provide letters of credit and $321,019,000 was available for borrowing under the unsecured facility. If required, to meet the balance of our liquidity needs we will need to arrange additional capacity under our existing unsecured facility, sell additional existing communities and/or issue additional debt or equity securities. While we believe we have the financial position to expand our short term credit capacity and support our capital markets activity, we cannot assure you that we will be successful in completing these arrangements, sales or offerings. The failure to complete these transactions on a cost-effective basis could have a material adverse impact on our operating results and financial condition, including the abandonment of deferred development costs and a resultant charge to earnings.

For the year ended December 31, 1999, FFO increased to $212,840,000 from $148,487,000 for the year ended December 31, 1998. FFO for the year ended December 31, 1998 reflects the operating results for Avalon through June 4, 1998 and for the combined company after that date.

Inflation and Tax Matters

Substantially all of our leases are for a term of one year or less, which may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Such short-term leases generally minimize the risk to us of the adverse effects of inflation, although as a general rule these leases permit residents to leave at the end of the lease term without penalty. Our current policy is generally to permit residents to terminate leases upon an agreed advanced written notice and payment of a certain number of months rent, as stated in the resident's lease, as compensation for early termination. Short-term leases combined with relatively consistent demand allow rents, and therefore cash flow from the portfolio to provide an attractive inflation hedge.

We filed an election with our initial federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under federal and certain state income tax laws at the corporate level on our net income to the extent net income is distributed to our stockholders. We expect to distribute all of our taxable income and therefore generally avoid income tax at the corporate level.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required, in many instances regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at such property. The owner or operator may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination, which may be substantial. The presence of such substances, or the failure to properly remediate the contamination, may adversely affect the owner's ability to borrow against, sell or rent such property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination.

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials, or ACMs, when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with our ownership and operation of apartment communities, we potentially may be liable for such costs. We are not aware that any ACMs were used in connection with the construction of the communities developed by us. However, we are aware that ACMs were used in connection with the construction of certain communities acquired by us. We do not anticipate that we will incur any material liabilities in connection with the presence of ACMs at these communities. We currently have or intend to implement an operations and maintenance program for ACMs at each of the communities at which ACMs have been detected.

All of our stabilized operating communities, and all of the communities that we are currently developing or redeveloping, have been subjected to a Phase I or similar environmental assessment which generally does not involve invasive techniques such as soil or ground water sampling. These assessments have not revealed any environmental conditions that we believe will have a material adverse effect on our business, assets, financial condition or results of operations. We are not aware of any other environmental conditions which would have such a material adverse effect.

However, we are aware that the migration of contamination from an upgradient landowner near Toscana, a community owned by us, has affected the groundwater there. The upgradient landowner is undertaking remedial response actions and as of December 31, 1999, a ground water treatment system had been installed. We expect that the upgradient landowner will take all necessary remediation actions and ensure the ongoing operation and maintenance of the ground water treatment system. The upgradient landowner has also provided an indemnity that runs to current and future owners of the Toscana property and upon which we may be able to rely if it incurs environmental liability arising from the groundwater contamination. We are also aware that certain communities have lead paint and we are undertaking or intend to undertake appropriate remediation.

Additionally, prior to 1994, we had been occasionally involved in developing, managing, leasing and operating various properties for third parties. Consequently, we may be considered to have been an operator of such properties and, therefore, potentially liable for removal or remediation costs or other potential costs which could relate to hazardous or toxic substances. We are not aware of any material environmental liabilities with respect to properties that we managed or developed for such third parties.

We cannot provide assurance that:

     - the environmental assessments identified all potential environmental liabilities;
     - no prior owner created any material environmental condition not known to us or the consultants who prepared the assessments;
     - no environmental liabilities developed since such environmental assessments were prepared;
     - the condition of land or operations in the vicinity of our communities, such as the presence of underground storage tanks, will not affect the environmental condition of such communities; or
     - future uses or conditions, including, without limitation, changes in applicable environmental laws and regulations, will not result in the imposition of environmental liability.

ITEM 2.   COMMUNITIES

Our real estate investments as of March 1, 2000 consist primarily of stabilized operating apartment communities, communities in various stages of the development and redevelopment cycle and land or land options held for development. We classify these investments into the following categories:

                                                                Number of                                Number of
                                                               communities                            apartment homes
                                                               -----------                            ---------------
Current Communities                                                121                                     35,648
--------------------

        Stabilized Communities                                     117                                     34,193

                Established Communities:                            63                                     17,706
                        Northern California                         25                                      6,461
                        Southern California                          3                                        600
                        Mid-Atlantic                                18                                      5,259
                        Northeast                                   16                                      4,888
                        Midwest                                      1                                        498

                Other Stabilized Communities:                       54                                     16,487
                        Northern California                         10                                      2,988
                        Southern California                         13                                      4,476
                        Mid-Atlantic                                 4                                      1,240
                        Northeast                                   16                                      5,111
                        Midwest                                      7                                      1,717
                        Pacific Northwest                            4                                        955

        Lease-Up Communities                                         -                                          -

        Redevelopment Communities                                    4                                      1,455

Development Communities                                             12                                      3,173
-----------------------

Development Rights                                                  30                                      8,624  (*)
------------------

(*) Represents an estimate

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

     - Established Communities. Represents all Stabilized Communities owned by Avalon and, on a pro forma basis, those owned by Bay as of January 1, 1998, with stabilized operating costs as of January 1, 1998 such that a comparison of 1998 operating results to 1999 operating results is meaningful. Each of the Established Communities falls into one of six geographic areas including Northern California, Southern California, Mid-Atlantic, Northeast, Midwest, and Pacific Northwest regions. At December 31, 1999, there were no Established Communities in the Pacific Northwest.

     - Other Stabilized Communities. Represents Stabilized Communities as defined above, but which became stabilized or were acquired after January 1, 1998.

     Lease-Up Communities. Represents all communities where construction has been complete for less than one year and where occupancy has not reached at least 95%.

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

       Development Rights are development opportunities in the early phase of the development process for which we have an option to acquire land, that we are the buyer under a long-term conditional contract to purchase land, or with respect to which we own land on which we might in the future develop a new community. We capitalize all related pre-development costs incurred in pursuit of these new developments.

       Our holdings under each of the above categories are discussed on the following pages.

Current Communities

The Current Communities are primarily garden-style apartment communities consisting of two and three-story buildings in landscaped settings. The Current Communities, as of March 1, 2000, include 102 garden-style, 14 high-rise and 5 mid-rise apartment communities. The Current Communities offer many attractive amenities including some or all of the following:

     -    vaulted ceilings;
     -    lofts;
     -    fireplaces;
     -    patios/decks; and
     -    modern appliances.

Other features at various communities may include:

     -    swimming pools;
     -    fitness centers;
     -    tennis courts; and
     -    business centers.

We also have an extensive and ongoing maintenance program to keep all communities and apartment homes free of deferred maintenance and, where vacant, available for immediate occupancy. We believe that excellent design and service oriented property management focused on the specific needs of residents enhances market appeal to discriminating residents. We believe this will ultimately achieve higher rental rates and occupancy levels while minimizing resident turnover and operating expenses. These Current Communities are upscale multifamily apartment communities located in the following six geographic markets:

                                       Number of                  Number of apartment           Percentage of total
                                     communities at                     homes at                 apartment homes at
                                ------------------------       -------------------------      -----------------------
                                 1-1-99         3-1-00           1-1-99          3-1-00         1-1-99        3-1-00
                                 ------         ------           ------          ------         ------        ------
NORTHERN CALIFORNIA                35             36              9,538           9,743          25.2%         27.3%
     Alameda County, CA             9              8              2,523           2,278           6.7%          6.4%
     Sacramento, CA                 3              1                850             302           2.2%          0.8%
     San Francisco, CA              5              6              1,062           1,288           2.8%          3.6%
     San Mateo County, CA           3              3                703             703           1.9%          2.0%
     Santa Clara County, CA        15             18              4,400           5,172          11.6%         14.5%

SOUTHERN CALIFORNIA                18             18              5,818           5,816          15.3%         16.3%
     Los Angeles, CA                6              6              2,563           2,561           6.8%          7.2%
     Orange County, CA              8              8              2,022           2,022           5.3%          5.7%
     San Diego, CA                  4              4              1,233           1,233           3.2%          3.4%

PACIFIC NORTHWEST                   5              5              1,375           1,376           3.6%          3.9%
     Portland, OR                   1              1                279             279           0.7%          0.8%
     Seattle, WA                    4              4              1,096           1,097           2.9%          3.1%

NORTHEAST                          27             32              9,021           9,999          23.8%         28.0%
     Boston, MA                     8              9              2,375           2,580           6.3%          7.2%
     Fairfield County, CT           7              9              2,234           2,637           5.9%          7.4%
     Hartford, CT                   1              1                932             932           2.4%          2.6%
     Long Island, NY                3              3                575             575           1.5%          1.6%
     Northern New Jersey            5              6              2,008           2,268           5.3%          6.4%
     Westchester, NY                3              4                897           1,007           2.4%          2.8%

MID-ATLANTIC                       30             22              8,825           6,499          23.3%         18.3%
     Baltimore, MD                  4              4              1,052           1,052           2.8%          3.0%
     Norfolk, VA                    4              2                904             486           2.4%          1.4%
     Northern Virginia             10              8              3,711           2,847           9.8%          8.0%
     Richmond, VA                   4              1              1,103             268           2.9%          0.7%
     Southern Maryland              7              6              1,747           1,538           4.6%          4.3%
     Washington, DC                 1              1                308             308           0.8%          0.9%

MIDWEST                            12              8              3,334           2,215           8.8%          6.2%
     Chicago, IL                    3              3                887             887           2.3%          2.5%
     Cincinnati, OH                 1             --                264              --           0.7%            --
     Detroit, MI                    1             --                225              --           0.6%            --
     Indianapolis, IN               2             --                376              --           1.0%            --
     Minneapolis, MN                4              5              1,102           1,328           2.9%          3.7%
     St. Louis, MO                  1             --                480              --           1.3%            --
                                ------         ------           --------        --------       --------      --------
                                  127            121             37,911          35,648         100.0%        100.0%
                                ======         ======           ========        ========       ========      ========

We manage and operate all of the Current Communities. During the year ended December 31, 1999, we completed construction of 2,335 apartment homes in ten communities for a total cost of $391.6 million. The average age of the Current Communities, on a weighted average basis according to number of apartment homes, is approximately ten years.

Of the Current Communities as of March 1, 2000 we own:

     - a fee simple, or absolute, ownership interest in 106 operating communities, one of which is on land subject to a 149 year land lease;
     - a general partnership interest in five partnerships that in the aggregate hold a fee simple interest in five other operating communities;
     - a general partnership interest in four partnerships structured as DownREITs, as described more fully below, that own an aggregate of nine communities; and
     - a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in 11 of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community.

In each of the four partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions paid to the holders of units of limited partnership interests approximate the current AvalonBay common stock dividend rate. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption. In lieu of a cash redemption of a unit, we may elect to acquire any unit presented for redemption for one share of common stock. As of March 1, 2000, there were 966,822 units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

                 PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
             (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)


                                                                        Approx.                   Year
                                                                       rentable                   built       Average
                                                        Number of        area                      or          size
                                  City and state          homes        (Sq. Ft.)     Acres      acquired     (Sq. Ft.)
-------------------------------------------------------------------------------------------------------------------------
      CURRENT COMMUNITIES (3)

 NORTHERN CALIFORNIA
 ALAMEDA COUNTY, CA
  Waterford                       Hayward, CA              544          451,937        11.1       1985/86           831
  Hampton Place                   Fremont, CA              308          316,072        14.3       1992/94         1,026
  Hacienda Gardens                Pleasanton, CA           456          377,438        14.7       1988/94           828
  Amador Oaks                     Dublin, CA               204          179,004        13.0       1989/97           877
  Willow Creek                    Fremont, CA              235          197,575         3.5       1985/94           841
  Alicante                        Fremont, CA              135          130,350         8.0       1992/94           966
  Barrington Hills                Hayward, CA              188          168,513         3.0       1986/94           896
  Parc Centre at Union Square     Union City, CA           208          150,140         8.5       1973/96           722

 SACRAMENTO, CA
  Governor's Square               Sacramento, CA           302          292,138         8.1       1976/97           967

 SAN FRANCISCO, CA
  Crowne Ridge                    San Rafael, CA           254          221,525        21.9       1973/96           872
  Sunset Towers                   San Francisco, CA        243          175,511        16.0       1961/96           722
  City Heights                    San Francisco, CA        185          109,238         1.4       1990/95           590
  Village Square                  San Francisco, CA        154          123,080         2.6       1972/94           799
  Avalon Towers by the Bay        San Francisco, CA        226          243,033         1.0          1999         1,075
  Crossbrook                      Rohnert Park, CA         226          164,219         9.0       1986/94           727

 SAN MATEO, CA
  Cedar Ridge                     Daly City, CA            195          141,411         8.0       1975/97           725
  Regatta Bay                     Foster City, CA          288          222,276        11.0       1973/94           772
  Sea Ridge                       Pacifica, CA             220          186,785         7.7       1971/95           849

 SANTA CLARA COUNTY, CA
  Toscana                         Sunnyvale, CA            710          658,591        13.6          1997           928
  Carriage Square                 San Jose, CA             324          322,207         7.5          1995           994
  Canyon Creek                    Campbell, CA             348          326,796         8.0          1995           939
  CountryBrook                    San Jose, CA             360          323,012        14.0       1985/96           897
  The Arbors                      Campbell, CA             252          197,000         8.5       1966/97           782
  Avalon at Creekside             Mountain View, CA        294          215,680        13.0       1962/97           734
  The Fountains at River Oaks     San Jose, CA             226          210,050         4.0       1990/96           929
  Parkside Commons                Sunnyvale, CA            192          199,353         8.0       1991/96         1,038
  Villa Mariposa                  Mountain View, CA        248          211,552         4.0          1986           853
  San Marino                      San Jose, CA             248          209,465        11.5       1984/88           845
  The Promenade                   Sunnyvale, CA            220          159,653         5.0       1987/95           726
  Foxchase I & II                 San Jose, CA             396          335,212        12.0       1986/87           844
  Glen Creek                      Morgan Hill, CA          138          112,987         6.0          1989           819
  Fairway Glen                    San Jose, CA             144          119,492         6.0          1986           830
  Centremark                      Cupertino, CA            311          293,328         8.0          1999           943
  Avalon on the Alameda           San Jose, CA             305          299,722         8.9          1999           983
  Rosewalk at Waterford Park I    San Jose, CA             300          297,696        10.8          1997           992
  Rosewalk at Waterford Park II   San Jose, CA             156          152,556         5.8          1999           978

                                                      Average economic            Average
                                                         occupancy             rental rate (1)
                                   Physical       --------------------------------------------------     Financial
                                 occupancy at                                  $ per        $ per        reporting
                                   12/31/99        1999              1998       Apt        Sq. Ft.        cost (2)
----------------------------------------------------------------------------------------------------------------------------
      CURRENT COMMUNITIES (3)

 NORTHERN CALIFORNIA
 ALAMEDA COUNTY, CA
  Waterford                            96.9%       96.0%                97.3%      1,017     1.17          $57,777
  Hampton Place                        97.1%       95.1%                95.4%      1,459     1.35          $54,589
  Hacienda Gardens                     96.7%       95.4%                96.6%      1,181     1.36          $58,962
  Amador Oaks                          97.1%       95.1%                96.8%      1,279     1.39          $26,715
  Willow Creek                         96.6%       96.2%                96.4%      1,268     1.45          $33,644
  Alicante                             95.6%       96.2%                94.8%      1,382     1.38          $22,009
  Barrington Hills                     97.3%       97.6%                98.2%      1,095     1.19          $18,358
  Parc Centre at Union Square          97.6%       97.4%                97.6%      1,035     1.40          $21,558

 SACRAMENTO, CA
  Governor's Square                    88.4%       87.5%               Redev.        922     0.83          $20,991

 SAN FRANCISCO, CA
  Crowne Ridge                         94.1%       95.2%                96.7%      1,273     1.39          $30,439
  Sunset Towers                        96.7%       97.8%               Redev.      1,363     1.85          $28,090
  City Heights                         95.7%       96.7%                98.5%      1,400     2.29          $27,392
  Village Square                      100.0%       98.5%                98.7%      1,406     1.73          $24,052
  Avalon Towers by the Bay             99.1%       67.7%                  N/A      1,435     0.90          $65,863
  Crossbrook                           96.9%       97.7%                98.6%        880     1.18          $18,985

 SAN MATEO, CA
  Cedar Ridge                          98.5%       96.4%               Redev.      1,327     1.76          $25,525
  Regatta Bay                          91.0%       92.7%                96.6%      1,313     1.58          $40,694
  Sea Ridge                            99.1%       97.5%                97.7%      1,306     1.50          $30,981

 SANTA CLARA COUNTY, CA
  Toscana                              98.0%       94.9%             Lease-Up      1,827     1.87         $120,138
  Carriage Square                      97.5%       94.9%                96.4%      1,489     1.42          $60,652
  Canyon Creek                         98.3%       96.4%                97.0%      1,418     1.46          $59,829
  CountryBrook                         97.2%       96.2%                95.9%      1,245     1.34          $47,521
  The Arbors                           95.6%       91.3%               Redev.      1,179     1.38          $31,562
  Avalon at Creekside                  91.5%       Redev.              Redev.      1,132     1.41          $37,778
  The Fountains at River Oaks          98.7%       97.1%                96.7%      1,549     1.62          $45,570
  Parkside Commons                     97.4%       96.7%                96.3%      1,638     1.52          $37,371
  Villa Mariposa                       94.8%       95.5%                96.9%      1,583     1.77          $49,381
  San Marino                           98.8%       96.6%                97.3%      1,228     1.40          $33,486
  The Promenade                        97.3%       97.7%                95.8%      1,286     1.73          $34,341
  Foxchase I & II                      98.0%       96.8%                94.8%      1,167     1.33          $57,656
  Glen Creek                           87.7%       92.7%                95.0%      1,227     1.39          $18,337
  Fairway Glen                         97.9%       96.8%                94.1%      1,133     1.32          $17,047
  Centremark                           98.7%       88.7%                  N/A      1,743     1.64          $48,847
  Avalon on the Alameda                96.4%       57.8%                  N/A      1,757     1.03          $55,809
  Rosewalk at Waterford Park I         95.7%       95.6%                96.7%      1,529     1.47          $56,240
  Rosewalk at Waterford Park II        98.7%       76.8%                  N/A      1,446     1.13          $21,621

                 PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
             (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)


                                                                              Approx.                   Year
                                                                             rentable                   built       Average
                                                              Number of        area                      or          size
                                 City and state                homes        (Sq. Ft.)     Acres      acquired     (Sq. Ft,)
-------------------------------------------------------------------------------------------------------------------------------
 SOUTHERN CALIFORNIA
  LOS ANGELES, CA
   ViewPointe                   Woodland Hills, CA               663        592,683          18.2       1989/97          894
   Lakeside                     Burbank, CA                      748        530,114          14.7       1969/97          709
   Avalon Westside Terrace      Los Angeles, CA                  363        229,296           4.8       1966/97          632
   Arbor Heights                Hacienda Heights, CA             351        277,220          20.0       1970/97          790
   Warner Oaks                  Woodland Hills, CA               227        191,629           6.8       1979/98          844
   TimberWood                   West Covina, CA                  209        190,200           8.4       1972/97          910

  ORANGE COUNTY, CA
   SunScape                     Huntington Beach, CA             400        353,192          16.4       1972/97          883
   Avalon at Pacific Bay        Huntington Beach, CA             304        268,000           9.7       1971/97          882
   Mill Creek                   Costa Mesa, CA                   258        208,890           8.9       1973/96          810
   Villa Serena                 Rancho Santa Margarita, CA       301        229,593          20.0       1990/97          763
   Amberway                     Anaheim, CA                      272        205,572           9.9       1983/98          756
   Laguna Brisas                Laguna Niguel, CA                176        174,848          10.0       1988/98          993
   Lafayette Place              Costa Mesa, CA                   145        120,690           6.6       1956/96          832
   Larkspur Canyon              Mission Viejo, CA                166        124,600           7.8       1984/96          751

  SAN DIEGO, CA
   Avalon at Mission Bay        San Diego, CA                    564        402,327           5.7       1969/97          713
   Gateway Tower                San Diego, CA                    293        224,840           1.2       1973/98          767
   Mission Woods                San Diego, CA                    200        208,100           4.0       1960/97        1,041
   SummerWalk                   San Diego, CA                    176        141,120           8.8       1982/97          802

 PACIFIC NORTHWEST
  PORTLAND, OR
   Waterhouse Place             Beaverton, OR                    279        261,464          12.0       1990/97          937

  SEATTLE, WA
   The Verandas at Bear Creek   Redmond, WA                      264        288,250          22.0          1998        1,092
   Gallery Place                Redmond, WA                      222        206,004          22.0       1991/97          928
   Avalon Ridge                 Renton, WA                       421        382,382          20.0       1987/88          908
   Avalon Westhaven             Seattle, WA                      190        149,700           9.0       1989/97          788

 NORTHEAST

  BOSTON, MA
   Avalon at Prudential Center  Boston, MA                       781        747,954           1.0          1998          958
   Longwood Towers              Brookline, MA                    334        315,802           4.2          1993          946
   Avalon at Center Place       Providence, RI                   225        231,671           1.2          1997        1,030
   Avalon Summit                Quincy, MA                       245        203,848           9.1          1996          832
   Avalon at Lexington          Lexington, MA                    198        231,182          18.0          1994        1,168
   Avalon at Faxon Park         Quincy, MA                       171        175,494           8.3          1998        1,026
   Avalon West                  Westborough, MA                  120        147,472          10.1          1996        1,229
   Avalon Oaks                  Wilmington, MA                   204        229,748          22.5          1999        1,023

                                                      Average economic            Average
                                                         occupancy             rental rate (1)
                                   Physical       --------------------------------------------------     Financial
                                 occupancy at                                  $ per        $ per        reporting
                                   12/31/99        1999              1998       Apt        Sq. Ft.        cost (2)
----------------------------------------------------------------------------------------------------------------------------
 SOUTHERN CALIFORNIA
  LOS ANGELES, CA
   ViewPointe                        96.4%         94.4%             Redev.       1,070      1.13          $70,829
   Lakeside                          95.2%         95.8%             Redev.         829      1.12          $55,746
   Avalon Westside Terrace           94.2%         85.8%             Redev.       1,131      1.54          $36,807
   Arbor Heights                     94.3%         80.0%             Redev.         793      0.80          $29,458
   Warner Oaks                       96.9%         82.4%             Redev.       1,070      1.05          $26,068
   TimberWood                        96.7%         96.2%             Redev.         963      1.02          $14,736

  ORANGE COUNTY, CA
   SunScape                          96.5%         95.0%             Redev.       1,056      1.14          $36,985
   Avalon at Pacific Bay             98.7%         82.3%             Redev.         929      0.87          $31,692
   Mill Creek                        96.9%         93.8%             95.3%        1,009      1.17          $24,134
   Villa Serena                      98.0%         97.2%             Redev.         937      1.20          $23,541
   Amberway                          96.7%         89.1%             Redev.         807      0.95          $20,989
   Laguna Brisas                     99.4%         Redev.            91.5%          954      0.92          $18,620
   Lafayette Place                   94.5%         94.3%             Redev.       1,180      1.34          $10,089
   Larkspur Canyon                   97.6%         94.7%             95.0%          944      1.19          $12,854

  SAN DIEGO, CA
   Avalon at Mission Bay             84.0%         Redev.            Redev.         966      1.15          $60,556
   Gateway Tower                     98.0%         97.3%             94.7%          935      1.19          $24,326
   Mission Woods                     97.0%         98.2%             Redev.       1,097      1.03          $21,544
   SummerWalk                        96.6%         97.2%             96.4%          895      1.09          $14,097

 PACIFIC NORTHWEST
  PORTLAND, OR
   Waterhouse Place                  95.0%         88.2%             Redev.         704      0.66          $20,671

  SEATTLE, WA
   The Verandas at Bear Creek        94.7%         88.5%             86.0%        1,173      0.95          $34,382
   Gallery Place                     92.8%         91.4%             Redev.       1,058      1.04          $25,934
   Avalon Ridge                      93.8%         Redev.            Redev.         662      0.63          $28,592
   Avalon Westhaven                  94.7%         86.7%             Redev.         750      0.83          $12,519

 NORTHEAST

  BOSTON, MA
   Avalon at Prudential Center       98.7%         98.4%             98.1%        2,047      2.10         $131,937
   Longwood Towers                   98.8%         98.3%             95.3%        1,704      1.77          $41,805
   Avalon at Center Place            94.8%         96.1%             94.5%        1,912      1.78          $26,995
   Avalon Summit                     97.6%         96.3%             96.4%        1,092      1.26          $16,468
   Avalon at Lexington               99.0%         96.5%             94.5%        1,681      1.39          $14,912
   Avalon at Faxon Park              97.1%         96.5%             74.0%        1,519      1.43          $15,231
   Avalon West                       99.2%         96.7%             97.5%        1,444      1.14          $10,824
   Avalon Oaks                       96.6%         64.5%             N/A          1,423      0.81          $20,574

                 PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
             (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)

                                                                                            Approx.                   Year
                                                                                            rentable                   built
                                                                             Number of        area                      or
                                                City and state                homes        (Sq. Ft.)     Acres      acquired
-------------------------------------------------------------------------------------------------------------------------------
 FAIRFIELD COUNTY, CT
  Avalon Walk I & II                              Hamden, CT                     764          761,441        38.4       1992/94
  Avalon Glen                                     Stamford, CT                   238          221,828         4.1          1991
  Avalon Gates                                    Trumbull, CT                   340          381,322        37.0          1997
  Hanover Hall                                    Stamford, CT                   388          328,002         4.6       1961/98
  Avalon Springs                                  Wilton, CT                     102          158,259        12.0          1996
  Avalon Valley                                   Danbury,CT                     268          297,479        17.1          1999
  Avalon Lake                                     Danbury,CT                     135          166,231        32.0          1999

 HARTFORD, CT
  Avalon Pavilions                                Manchester, CT                 932          849,680        46.3       1990/92

 LONG ISLAND, NY
  Avalon Commons                                  Smithtown, NY                  312          363,049        20.6          1997
  Avalon Towers                                   Long Beach, NY                 109          124,836         1.3          1995
  Avalon Court                                    Melville, NY                   154          193,464        10.8          1997

 NORTHERN NEW JERSEY
  Avalon Cove                                     Jersey City, NJ                504          574,675        11.1          1997
  The Tower at Avalon Cove                        Jersey City, NJ                269          241,825         2.8          1999
  Avalon Watch                                    West Windsor, NJ               512          485,871        64.0          1988
  Avalon Crest                                    Fort Lee, NJ                   351          371,411        13.1          1999
  Avalon Run East                                 Lawrenceville, NJ              206          265,198        27.0          1996

 WESTCHESTER, NY
  Avalon Gardens                                  Nanuet, NY                     504          638,439        55.0          1998
  Avalon View                                     Wappingers Falls, NY           288          335,088        41.0          1993
  Avalon Green                                    Elmsford, NY                   105          113,538        16.9          1995
  The Avalon                                      Bronxville, NY                 110          119,186         1.5          1999

 MID-ATLANTIC

 BALTIMORE, MD
  Avalon at Fairway Hills I & II                  Columbia, MD                   720          724,253        42.1       1987/96
  Avalon at Symphony Glen                         Columbia, MD                   174          178,267        10.0          1986
  Avalon Landing                                  Annapolis, MD                  158          117,033        13.8          1995

 NORFOLK, VA
  Avalon Birches                                  Chesapeake, VA                 312          283,920        20.9          1995
  Avalon Pines                                    Virginia Beach, VA             174          142,800         9.7          1996

 NORTHERN VIRGINIA
  Avalon at Ballston - Vermont & Quincy Towers    Arlington, VA                  454          420,242         2.3          1997
  Avalon Crescent                                 McLean, VA                     558          613,426        19.1          1996
  Avalon at Ballston - Washington Towers          Arlington, VA                  344          294,786         4.1          1990
  Avalon at Cameron Court                         Alexandria, VA                 460          467,292        16.0          1998
  AuturimWoods                                    Fairfax, VA                    420          355,228        24.2          1996
  Avalon at Fair Lakes                            Fairfax, VA                    234          285,822        10.0          1998
  Avalon at Dulles                                Sterling, VA                   236          232,632        15.7          1986
  Avalon at Providence Park                       Fairfax, VA                    141          148,211         4.0          1997

                                                                            Average economic        Average
                                                                               occupancy        rental rate (1)
                                              Average       Physical      -------------------------------------    Financial
                                               size       occupancy at                          $ per    $ per     reporting
                                             (Sq. Ft.)      12/31/99       1999         1998     Apt     Sq. Ft.    cost (2)
----------------------------------------------------------------------------------------------------------------------------
 FAIRFIELD COUNTY, CT
  Avalon Walk I & II                               996      98.6%         97.3%         97.2%    1,090       1.06     $58,634
  Avalon Glen                                      932      93.3%         96.0%         97.7%    1,755       1.81     $30,723
  Avalon Gates                                   1,122      95.3%         96.8%         98.4%    1,365       1.18     $35,765
  Hanover Hall                                     845      95.9%         96.9%         90.9%    1,112       1.27     $38,895
  Avalon Springs                                 1,552      99.0%         99.2%         99.3%    2,302       1.47     $16,629
  Avalon Valley                                  1,070      99.6%         58.2%         N/A      1,366       0.72     $25,195
  Avalon Lake                                    1,184      99.3%         60.3%         N/A      1,453       0.71     $16,680

 HARTFORD, CT
  Avalon Pavilions                                 912      98.1%         97.0%         96.4%    908         0.97     $57,508

 LONG ISLAND, NY
  Avalon Commons                                 1,164      97.8%         98.1%         98.8%    1,541       1.30     $33,255
  Avalon Towers                                  1,145      98.2%         98.5%         96.7%    2,435       2.09     $16,434
  Avalon Court                                   1,256      98.7%         98.2%         98.8%    1,772       1.39     $18,954

 NORTHERN NEW JERSEY
  Avalon Cove                                    1,140      98.2%         95.3%         96.9%    2,470       2.06     $91,156
  The Tower at Avalon Cove                         905      98.1%         58.4%         N/A      2,262       1.47     $47,144
  Avalon Watch                                     949      99.0%         97.7%         97.5%    1,147       1.18     $28,738
  Avalon Crest                                   1,058      95.7%         41.9%         N/A      2,025       0.80     $54,893
  Avalon Run East                                1,287      96.6%         98.0%         97.3%    1,396       1.06     $16,247

 WESTCHESTER, NY
  Avalon Gardens                                 1,267      99.6%         98.5%         81.1%    1,595       1.24     $54,138
  Avalon View                                    1,164     100.0%         98.7%         97.9%    1,064       0.90     $17,931
  Avalon Green                                   1,081     100.0%         99.3%         97.5%    2,001       1.84     $12,532
  The Avalon                                     1,085      98.2%         63.3%         N/A      1,550       0.90     $28,128

 MID-ATLANTIC

 BALTIMORE, MD
  Avalon at Fairway Hills I & II                 1,005      97.6%         97.5%         95.1%    914         0.89     $43,783
  Avalon at Symphony Glen                        1,025      94.8%         97.3%         96.9%    903         0.86      $8,506
  Avalon Landing                                   741      98.1%         97.5%         97.8%    840         1.11      $9,425

 NORFOLK, VA
  Avalon Birches                                   910      93.3%         93.9%         95.9%    754         0.78     $13,801
  Avalon Pines                                     821      97.1%         96.4%         93.2%    699         0.82      $8,793

 NORTHERN VIRGINIA
  Avalon at Ballston - Vermont & Quincy Towers     926      99.6%         97.5%         97.2%    1,178       1.24     $46,873
  Avalon Crescent                                1,099      98.0%         97.3%         97.3%    1,434       1.27     $57,252
  Avalon at Ballston - Washington Towers           857      98.3%         97.7%         96.9%    1,214       1.38     $37,008
  Avalon at Cameron Court                        1,016      97.6%         97.4%         55.0%    1,335       1.28     $43,223
  AuturimWoods                                     846      98.6%         98.0%         97.0%    957         1.11     $30,790
  Avalon at Fair Lakes                           1,221      98.3%         97.0%         72.9%    1,277       1.01     $23,461
  Avalon at Dulles                                 986      99.2%         98.2%         97.7%    928         0.92     $11,744
  Avalon at Providence Park                      1,051     100.0%         98.1%         97.2%    1,039       0.97     $11,151

                 PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
             (DOLLARS IN THOUSANDS, EXCEPT PER APARTMENT HOME DATA)

                                                                              Approx.                   Year
                                                                             rentable                   built       Average
                                                              Number of        area                      or          size
                                 City and state                homes        (Sq. Ft.)     Acres      acquired     (Sq. Ft,)
----------------------------------------------------------------------------------------------------------------------------
 RICHMOND, VA
  Avalon Woods                    Richmond, VA                  268         158,618        18.5         1994          592

 SOUTHERN MARYLAND
  Avalon at Decoverly             Rockville, MD                 368         368,446        25.0         1995        1,001
  Avalon Knoll                    Germantown, MD                300         290,365        26.7         1985          968
  Avalon Fields I & II            Gaithersburg, MD              288         292,282         9.2         1998        1,050
  Avalon Crossing                 Rockville, MD                 132         147,690         5.0         1996        1,119

 WASHINGTON, D.C.
  4100 Massachusetts Avenue       Washington, D.C.              308         298,725         2.7         1982          970

 MIDWEST

 CHICAGO, IL
  Avalon at Danada Farms          Wheaton, IL                   295         350,606        19.2         1997        1,188
  Avalon at West Grove            Westmont, IL                  400         388,500        17.4         1967          971
  Avalon at Stratford Green       Bloomingdale, IL              192         237,204        12.7         1997        1,235

 MINNEAPOLIS, MN
  Avalon at Devonshire            Bloomington, MI               498         470,762        42.0         1988          945
  Avalon at Edinburgh             Brooklyn Park, MN             198         222,130        11.3         1992        1,122
  Avalon at Town Centre           Eagan, MN                     248         235,518        18.7         1986          950
  Avalon at Town Square           Plymouth, MN                  160         144,026         8.3         1986          900
  Avalon at Woodbury              Woodbury, MN                  224         287,975        15.0         1999        1,286


 DEVELOPMENT COMMUNITIES

  Avalon Corners                  Stamford, CT                  195         192,174         3.2          N/A          986
  Avalon Court North              Melville, NY                  340         403,640        24.6          N/A        1,187
  Avalon Willow                   Mamaroneck, NY                227         199,945         4.0          N/A          881
  Avalon at Fox Mill              Herndon, VA                   165         219,360        12.8          N/A        1,329
  Avalon Essex                    Peabody, MA                   154         173,520        11.1          N/A        1,127
  Avalon Haven                    North Haven, CT               128         140,544        10.6          N/A        1,098
  Avalon at Florham Park          Florham Park, NJ              270         331,560        41.9          N/A        1,228
  Avalon River Mews               Edgewater, NJ                 408         405,144         7.1          N/A          993
  Avalon Bellevue                 Bellevue, WA                  202         164,226         1.7          N/A          813
  Avalon at Arlington Square I    Arlington, VA                 510         583,950        14.2          N/A        1,145
  Avalon on the Sound             New Rochelle, NY              412         372,860         2.4          N/A          905
  Avalon Estates                  Hull, MA                      162         182,736        55.6          N/A        1,128

                                                    Average economic            Average
                                                       occupancy             rental rate (1)
                                 Physical       ----------------------------------------------    Financial
                               occupancy at                              $ per        $ per       reporting
                                 12/31/99        1999          1998       Apt        Sq. Ft.       cost (2)
-------------------------------------------------------------------------------------------------------------
 RICHMOND, VA
  Avalon Woods                      95.9%       93.7%          95.3%       591      0.94         $8,661

 SOUTHERN MARYLAND
  Avalon at Decoverly               96.2%       96.2%          96.8%     1,115      1.07        $31,258
  Avalon Knoll                      97.0%       96.5%          97.1%       871      0.87         $8,173
  Avalon Fields I & II              96.5%       97.2%          89.4%     1,108      1.06        $22,664
  Avalon Crossing                   96.2%       97.2%          98.1%     1,472      1.28        $13,890

 WASHINGTON, D.C.
  4100 Massachusetts Avenue         95.5%       96.9%          97.9%     1,511      1.51        $35,143

 MIDWEST

 CHICAGO, IL
  Avalon at Danada Farms            96.6%       93.8%          92.6%     1,373      1.08        $38,068
  Avalon at West Grove              87.5%       91.1%          95.3%       844      0.79        $29,159
  Avalon at Stratford Green         99.0%       97.4%          96.3%     1,277      1.01        $21,908

 MINNEAPOLIS, MN
  Avalon at Devonshire              97.2%       97.2%          97.1%       915      0.94        $36,912
  Avalon at Edinburgh               99.0%       96.2%          95.3%     1,023      0.88        $18,435
  Avalon at Town Centre             95.6%       97.8%          98.5%       907      0.93        $17,936
  Avalon at Town Square             98.8%       98.5%          97.5%       906      0.99        $10,753
  Avalon at Woodbury                84.4%       84.6%          N/A       1,210      0.80        $25,508


 DEVELOPMENT COMMUNITIES

  Avalon Corners                      N/A         N/A           N/A      N/A         N/A        $30,177
  Avalon Court North                  N/A         N/A           N/A      N/A         N/A        $38,511
  Avalon Willow                       N/A         N/A           N/A      N/A         N/A        $39,102
  Avalon at Fox Mill                  N/A         N/A           N/A      N/A         N/A        $18,883
  Avalon Essex                        N/A         N/A           N/A      N/A         N/A        $14,727
  Avalon Haven                        N/A         N/A           N/A      N/A         N/A         $3,033
  Avalon at Florham Park              N/A         N/A           N/A      N/A         N/A        $16,880
  Avalon River Mews                   N/A         N/A           N/A      N/A         N/A        $20,747
  Avalon Bellevue                     N/A         N/A           N/A      N/A         N/A         $9,543
  Avalon at Arlington Square I        N/A         N/A           N/A      N/A         N/A        $25,859
  Avalon on the Sound                 N/A         N/A           N/A      N/A         N/A         $4,022
  Avalon Estates                      N/A         N/A           N/A      N/A         N/A         $2,623

   FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES

                                         1 BR                2BR                                   3BR
                                     --------------------------------------------------------------------------------------
                                       1/1.5 BA           1/1.5 BA          2/2.5/3 BA          2/2.5 BA              3BA
---------------------------------------------------------------------------------------------------------------------------
       CURRENT COMMUNITIES (3)

NORTHERN CALIFORNIA
Alameda County, CA
 Waterford                                208                  -                336                  -                  -
 Hampton Place                             88                  -                176                  -                 44
 Hacienda Gardens                         238                  -                218                  -                  -
 Amador Oaks                               72                  8                 60                 48                  -
 Willow Creek                              99                  -                136                  -                  -
 Alicante                                  42                 81                  -                  -                 12
 Barrington Hills                          48                  -                140                  -                  -
 Parc Centre at Union Square              124                 84                  -                  -                  -

Central Valley, CA
 Governor's Square                         93                 63                 68                 30                  -

San Francisco, CA
 Crown Ridge                              158                 68                 24                  -                  -
 Sunset Towers                            183                 20                 20                  -                  -
 City Heights                             114                  -                 25                  -                  -
 Village Square                            90                  -                 49                 15                  -
 Avalon Towers by the Bay                 103                  -                120                  -                  3
 Crossbrook                                88                 30                108                  -                  -

San Mateo, CA
 Cedar Ridge                              117                 33                 24                  -                  -
 Regatta Bay                              124                123                  1                  -                  -
 Sea Ridge                                 58                106                 56                  -                  -

Santa Clara County, CA
 Toscana                                  338                  -                336                 18                 15
 Carriage Square                           90                  -                210                  -                 24
 Canyon Creek                             156                  -                180                  -                 12
 CountryBrook                             108                  -                252                  -                  -
 The Arbors                               212                 40                  -                  -                  -
 Avalon at Creekside                      158                128                  -                  -                  -
 The Fountains at River Oaks              100                  -                126                  -                  -
 Parkside Commons                          60                  -                 96                 36                  -
 Villa Mariposa                           108                  -                 88                 52                  -
 San Marino                               103                  -                145                  -                  -
 The Promenade                            112                 10                 54                  -                  -
 Foxchase I and II                        168                  -                228                  -                  -
 Glen Creek                                58                  -                 79                  -                  1
 Fairway Glen                              60                  -                 84                  -                  -
 CentreMark                               145                  -                152                  -                 14
 Avalon on the Alameda                    113                  -                164                  -                 28
 Rosewalk at Waterford Park I              96                  -                192                  -                 12
 Rosewalk at Waterford Park II             72                  -                 72                  -                 12


                                         Studios /                                               Washer & dryer      Vaulted
                                        efficiencies     Other       Total    Parking spaces    hook-ups or units   ceilings
-----------------------------------------------------------------------------------------------------------------------------
       CURRENT COMMUNITIES (3)

NORTHERN CALIFORNIA
Alameda County, CA
 Waterford                                   -             -         544           876           Some               Some
 Hampton Place                               -             -         308           570            All               Most
 Hacienda Gardens                            -             -         456           856            All               Some
 Amador Oaks                                 -            16         204           427           Most               Some
 Willow Creek                                -             -         235           240            All               None
 Alicante                                    -             -         135           260            All               Some
 Barrington Hills                            -             -         188           320            All               Half
 Parc Centre at Union Square                 -             -         208           210           None               None

Central Valley, CA
 Governor's Square                          48             -         302           332           Some               Half

San Francisco, CA
 Crown Ridge                                 4             -         254           377           Some               Some
 Sunset Towers                              20             -         243           244           None               None
 City Heights                               46             -         185           104           None               None
 Village Square                              -             -         154           155           None               Some
 Avalon Towers by the Bay                    -             -         226           235            All               Some
 Crossbrook                                  -             -         226           343           None               Half

San Mateo, CA
 Cedar Ridge                                21             -         195           258           None               None
 Regatta Bay                                40             -         288           490           None               None
 Sea Ridge                                   -             -         220           299           None               None

Santa Clara County, CA
 Toscana                                     3             -         710         1,400            All               Some
 Carriage Square                             -             -         324           562            All               Some
 Canyon Creek                                -             -         348           588            All               Some
 CountryBrook                                -             -         360           694            All               Some
 The Arbors                                  -             -         252           395            All               None
 Avalon at Creekside                         8             -         294           376           None               None
 The Fountains at River Oaks                 -             -         226           354            All               None
 Parkside Commons                            -             -         192           192            All               Some
 Villa Mariposa                              -             -         248           421            All               Some
 San Marino                                  -             -         248           436            All               Some
 The Promenade                              44             -         220           394           Some               None
 Foxchase I and II                           -             -         396           719            All               Some
 Glen Creek                                  -             -         138           228            All               Half
 Fairway Glen                                -             -         144           226            All               Some
 CentreMark                                  -             -         311           526            All               Some
 Avalon on the Alameda                       -             -         305           558            All               Some
 Rosewalk at Waterford Park I                -             -         300           420            All               Some
 Rosewalk at Waterford Park II               -             -         156           228            All               Some


                                                                            Large storage      Balcony patio
                                          Lofts           Fireplaces      or walk-in closet   deck or sunroom  Built-in bookcases
---------------------------------------------------------------------------------------------------------------------------------
       CURRENT COMMUNITIES (3)

NORTHERN CALIFORNIA
Alameda County, CA
 Waterford                                None               None                All                All               None
 Hampton Place                            None               Half               Most                All               None
 Hacienda Gardens                         None               Most               None                All               None
 Amador Oaks                              None               Most                All                All               None
 Willow Creek                             None               None                All                All               None
 Alicante                                 None               Some                All                All               None
 Barrington Hills                         None               None                All                All               Some
 Parc Centre at Union Square              None               Most                All                All               None

Central Valley, CA
 Governor's Square                        None               Most               Some                All               Some

San Francisco, CA
 Crown Ridge                              None               Some               None                All               None
 Sunset Towers                            None               None               None               Some               None
 City Heights                             None               None               None               Some               Most
 Village Square                           None               None                All                All               None
 Avalon Towers by the Bay                 None               Some               Half               Most               None
 Crossbrook                               None               Some               None                All               None

San Mateo, CA
 Cedar Ridge                              Some               None               Some                All               None
 Regatta Bay                              None               None               Most               Most               None
 Sea Ridge                                None               Some               Some                All               None

Santa Clara County, CA
 Toscana                                  Some               Some               Most                All               Some
 Carriage Square                          None               None               Most                All               None
 Canyon Creek                             None               None                All                All               None
 CountryBrook                             None                All               None                All               None
 The Arbors                               None               None               None               Half               None
 Avalon at Creekside                      None               Some               None               Most               None
 The Fountains at River Oaks              None               Most                All                All               None
 Parkside Commons                         None               Half                All                All               Some
 Villa Mariposa                           None               None               Some                All               None
 San Marino                               None               None               Most                All               None
 The Promenade                            None               None                All                All               None
 Foxchase I and II                        None               None               Some                All               None
 Glen Creek                               None               None                All                All               None
 Fairway Glen                             None               None               None                All               None
 CentreMark                               None               Some               Some                All               Some
 Avalon on the Alameda                    None               Some                All                All               None
 Rosewalk at Waterford Park I             None               Some               Some                All               Most
 Rosewalk at Waterford Park II            None               Some               Most                All               Most


                                                          Non-direct            Direct       Homes w/ pre-wired
                                         Carports        access garages     access garages    security systems
----------------------------------------------------------------------------------------------------------------
       CURRENT COMMUNITIES (3)

NORTHERN CALIFORNIA
Alameda County, CA
 Waterford                                  Yes                No                 No                None
 Hampton Place                              Yes                Yes                No                 All
 Hacienda Gardens                           Yes                Yes                Yes               None
 Amador Oaks                                No                 Yes                No                None
 Willow Creek                               Yes                No                 No                None
 Alicante                                   Yes                No                 No                 All
 Barrington Hills                           Yes                No                 No                None
 Parc Centre at Union Square                Yes                No                 No                None

Central Valley, CA
 Governor's Square                          No                 Yes                Yes               None

San Francisco, CA
 Crown Ridge                                Yes                No                 Yes               None
 Sunset Towers                              Yes                No                 Yes               None
 City Heights                               Yes                Yes                No                None
 Village Square                             No                 Yes                No                None
 Avalon Towers by the Bay                   No                 No                 Yes                All
 Crossbrook                                 Yes                No                 Yes               None

San Mateo, CA
 Cedar Ridge                                Yes                No                 Yes               None
 Regatta Bay                                Yes                No                 No                None
 Sea Ridge                                  Yes                Yes                No                None

Santa Clara County, CA
 Toscana                                    No                 Yes                No                 All
 Carriage Square                            Yes                Yes                No                 All
 Canyon Creek                               Yes                Yes                No                 All
 CountryBrook                               Yes                Yes                No                None
 The Arbors                                 Yes                Yes                No                None
 Avalon at Creekside                        Yes                No                 No                None
 The Fountains at River Oaks                No                 No                 Yes               None
 Parkside Commons                           Yes                Yes                No                None
 Villa Mariposa                             Yes                No                 No                None
 San Marino                                 Yes                No                 No                None
 The Promenade                              No                 No                 Yes               None
 Foxchase I and II                          Yes                No                 No                None
 Glen Creek                                 Yes                No                 No                None
 Fairway Glen                               Yes                No                 No                Some
 CentreMark                                 No                 Yes                Yes               None
 Avalon on the Alameda                      No                 Yes                No                 All
 Rosewalk at Waterford Park I               Yes                Yes                No                 All
 Rosewalk at Waterford Park II              Yes                Yes                No                 All

   FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES


                                            1 BR                         2BR                                  3BR
                                        -----------------------------------------------------------------------------------------
                                          1/1.5 BA           1/1.5 BA          2/2.5/3 BA          2/2.5 BA          3BA
---------------------------------------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
Los Angeles, CA
 ViewPointe                                         222                  -                441                  -              -
 Lakeside                                           296                138                 81                 12              -
 Avalon Westside Terrace                            126                  -                102                  -              -
 Arbor Heights                                      213                  -                134                  2              -
 Warner Oaks                                         89                 54                 64                 20              -
 TimberWood                                          32                 50                 63                 64              -

Orange County, CA
 SunScape                                             -                 36                324                 40              -
 Avalon at Pacific Bay                              144                 56                104                  -              -
 Mill Creek                                         124                  -                 86                  -              -
 Villa Serena                                       160                 75                 66                  -              -
 Amberway                                           114                 48                 48                  -              -
 Laguna Brisas                                        -                  -                176                  -              -
 Lafayette Place                                     44                 54                  -                 35              -
 Larkspur Canyon                                     32                 28                 44                  -              -

San Diego, CA
 Avalon at Mission Bay                              270                  9                165                  -              -
 Gateway Tower                                      113                  -                 83                  -              -
 Mission Woods                                       18                  1                 98                 83              -
 SummerWalk                                          48                 48                 80                  -              -

PACIFIC NORTHWEST
Portland, OR
 Waterhouse Place                                    99                 38                138                  4              -

Seattle, WA
 The Verandas at Bear Creek                          55                 40                110                 59              -
 Gallery Place                                       76                 44                 67                 35              -
 Avalon Ridge                                        16                 19                217                169              -
 Avalon Westhaven                                    94                 82                  6                  8              -

NORTHEAST
Boston, MA
 Avalon at Prudential Center                        361                  -                237                  -             23
 Longwood Towers                                    145                 52                 23                 25              -
 Avalon at Center Place                             103                  -                111                  5              -
 Avalon Summit                                      154                 61                 28                  2              -
 Avalon at Lexington                                 28                 24                 90                 56              -
 Avalon at Faxon Park                                68                  -                 75                 28              -
 Avalon West                                         40                  -                 55                 25              -
 Avalon Oaks                                         60                 24                 96                 24              -


                                  Studios/                                                      Washer & dryer     Vaulted
                                 efficiencies           Other       Total    Parking spaces    hook-ups or units   ceilings
-----------------------------------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
Los Angeles, CA
 ViewPointe                               -                  -         663         1,300        Some               None
 Lakeside                               221                  -         748           909        Some               None
 Avalon Westside Terrace                135                  -         363           484        None               None
 Arbor Heights                            2                  -         351           940         All               None
 Warner Oaks                              -                  -         227           252         All               Some
 TimberWood                               -                  -         209           400        Most               Half

Orange County, CA
 SunScape                                 -                  -         400           790        None               None
 Avalon at Pacific Bay                    -                  -         304           478         All               None
 Mill Creek                              48                            258           300        Some               Half
 Villa Serena                             -                  -         301           523         All               None
 Amberway                                62                  -         272           454        None               Some
 Laguna Brisas                            -                  -         176           335        None               Some
 Lafayette Place                         12                  -         145           235        Most               Some
 Larkspur Canyon                          -                 62         166           166        None               None

San Diego, CA
 Avalon at Mission Bay                  120                  -         564           695        None               None
 Gateway Tower                           97                  -         293           292        None               None
 Mission Woods                            -                  -         200           384        Most               None
 SummerWalk                               -                  -         176           176         All               None

PACIFIC NORTHWEST
Portland, OR
 Waterhouse Place                         -                  -         279           445         All               None

Seattle, WA
 The Verandas at Bear Creek               -                  -         264           470         All                All
 Gallery Place                            -                  -         222           384         All               Some
 Avalon Ridge                             -                  -         421           731         All               Some
 Avalon Westhaven                         -                  -         190           198        Most               None

NORTHEAST
Boston, MA
 Avalon at Prudential Center            148                 12         781           142        None               None
 Longwood Towers                         81                  8         334           210        Some               None
 Avalon at Center Place                   6                  -         225           345         All               None
 Avalon Summit                            -                  -         245           328        None               None
 Avalon at Lexington                      -                  -         198           323        All                Some
 Avalon at Faxon Park                     -                  -         171           287         All               Some
 Avalon West                              -                  -         120           145         All               Some
 Avalon Oaks                              -                  -         204           355         All               Some



                                                                       Large storage      Balcony patio
                                     Lofts           Fireplaces      or walk-in closet   deck or sunroom  Built-in bookcases
                                  -------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
Los Angeles, CA
 ViewPointe                          Some               None               Most                All               None
 Lakeside                            None               Some               Some               Some               None
 Avalon Westside Terrace             None               None               None                All               Some
 Arbor Heights                       None               None               None               Half               None
 Warner Oaks                         None               Some               Some                All               None
 TimberWood                          None               None                All                All               None

Orange County, CA
 SunScape                            None               None               Most               Most               None
 Avalon at Pacific Bay               None               None               Half                All               None
 Mill Creek                          None               None               Half                All               None
 Villa Serena                        None               None               None                All               None
 Amberway                            None               None               None                All               None
 Laguna Brisas                       None                All               None               Most               None
 Lafayette Place                     None               Some               Most               Most               Some
 Larkspur Canyon                     None               None               None                All               None

San Diego, CA
 Avalon at Mission Bay               None               None               Some                All               None
 Gateway Tower                       None               None               None                All               None
 Mission Woods                       None               Most               Most               Most               None
 SummerWalk                          None                All               Some                All                All

PACIFIC NORTHWEST
Portland, OR
 Waterhouse Place                    None               Most               Some                All               None

Seattle, WA
 The Verandas at Bear Creek          None               Most                All                All               Some
 Gallery Place                       None               Most                All                All               None
 Avalon Ridge                        None               Most                All                All               Some
 Avalon Westhaven                    None                All               None                All               None

NORTHEAST
Boston, MA
 Avalon at Prudential Center         None               None               Most               Some               None
 Longwood Towers                     None               Some               Most               Some               Some
 Avalon at Center Place              None               None               Half               Some               None
 Avalon Summit                       None               None               None                All               None
 Avalon at Lexington                 Some               Some               Most                All               None
 Avalon at Faxon Park                Some               Some                All                All               None
 Avalon West                         Some               Some                All               Half               None
 Avalon Oaks                         Some               Some                All                All               None


                                                       Non-direct            Direct       Homes w/ pre-wired
                                      Carports        access garages     access garages    security systems
-------------------------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
Los Angeles, CA
 ViewPointe                              No                 No                 No                None
 Lakeside                                Yes                Yes                No                None
 Avalon Westside Terrace                 No                 No                 No                None
 Arbor Heights                           Yes                Yes                No                None
 Warner Oaks                             Yes                No                 No                None
 TimberWood                              Yes                No                 No                None

Orange County, CA
 SunScape                                Yes                Yes                No                None
 Avalon at Pacific Bay                   Yes                Yes                No                None
 Mill Creek                              Yes                Yes                Yes               None
 Villa Serena                            Yes                Yes                No                None
 Amberway                                Yes                Yes                No                None
 Laguna Brisas                           Yes                No                 No                None
 Lafayette Place                         Yes                Yes                No                None
 Larkspur Canyon                         Yes                Yes                No                None

San Diego, CA
 Avalon at Mission Bay                   No                 Yes                No                None
 Gateway Tower                           No                 No                 Yes               None
 Mission Woods                           No                 Yes                No                None
 SummerWalk                              Yes                No                 No                None

PACIFIC NORTHWEST
Portland, OR
 Waterhouse Place                        Yes                Yes                No                None

Seattle, WA
 The Verandas at Bear Creek              Yes                Yes                Yes                All
 Gallery Place                           Yes                Yes                No                None
 Avalon Ridge                            Yes                No                 No                None
 Avalon Westhaven                        Yes                No                 No                None

NORTHEAST
Boston, MA
 Avalon at Prudential Center             No                 No                 No                None
 Longwood Towers                         No                 No                 No                Some
 Avalon at Center Place                  No                 No                 No                None
 Avalon Summit                           No                 Yes                No                None
 Avalon at Lexington                     Yes                Yes                No                 All
 Avalon at Faxon Park                    No                 Yes                No                 All
 Avalon West                             No                 Yes                Yes                All
 Avalon Oaks                             No                 Yes                No                 All

    FEATURES AND RECREATIONAL AMENITIES-CURRENT AND DEVELOPMENT COMMUNITIES

                                            1 BR                         2BR                                    3BR
                                        -----------------------------------------------------------------------------------------
                                          1/1.5 BA           1/1.5 BA          2/2.5/3 BA          2/2.5 BA              3BA
---------------------------------------------------------------------------------------------------------------------------------
Fairfield County, CT
 Avalon Walk I & II                        272                116                122                 74                  -
 Avalon Glen                               124                  -                114                  -                  -
 Avalon Gates                              122                  -                168                 50                  -
 Hanover Hall                               68                146                  -                 70                  -
 Avalon Springs                              -                  -                 70                 32                  -
 Avalon Valley                             106                  -                134                 28                  -
 Avalon Lake                                36                  -                 46                  -                  -

Hartford, CT
 Avalon Pavilions                          472                168                220                 72                  -

Long Island, NY
 Avalon Commons                            128                 40                112                 32                  -
 Avalon Towers                               -                  -                 37                  1                  3
 Avalon Court                               34                  -                 76                 44                  -

Northern New Jersey
 Avalon Cove                               190                  -                190                 46                  2
 The Tower at Avalon Cove                  147                 24                 74                 24                  -
 Avalon Watch                              252                 36                142                 40                  -
 Avalon Crest                               96                  -                131                 67                  -
 Avalon Run East                            64                  -                106                 36                  -

Westchester, NY
 Avalon Gardens                            208                 48                144                104                  -
 Avalon View                               115                 47                 62                 64                  -
 Avalon Green                               25                 24                 56                  -                  -
 The Avalon                                 55                  2                 43                 10                  -

MID-ATLANTIC
Baltimore, MD
 Avalon at Fairway Hills I & II            269                237                154                 24                 36
 Avalon at Symphony Glen                    86                 14                 54                 20                  -
 Avalon Landing                             65                 18                 57                  -                  -

Norfolk, VA
 Avalon Birches                            120                  -                192                  -                  -
 Avalon Pines                               90                 24                 60                  -                  -

Northern Virginia
 Avalon at Ballston - Vermont &
 Quincey Towers                            333                 37                 84                  -                  -
 Avalon Crescent                           186                 26                346                  -                  -
 Avalon at Ballston - Washington Towers    205                 28                111                  -                  -
 Avalon at Cameron Court                   208                  -                168                  -                  -
 AutumnWoods                               220                 72                 96                  -                  -
 Avalon at Fair Lakes                       45                 12                125                 26                 26
 Avalon at Dulles                          104                 40                 76                  -                 16
 Avalon at Providence Park                  19                  -                112                  4                  -



                                        Studios/                                              Washer & dryer
                                       efficiencies    Other      Total     Parking spaces   hook-ups or units  Vaulted ceilingsge
-----------------------------------------------------------------------------------------------------------------------------------
Fairfield County, CT
 Avalon Walk I & II                         -            180        764          1,528         All               Some
 Avalon Glen                                -              -        238            400        Most               Some
 Avalon Gates                               -              -        340            580         All               Some
 Hanover Hall                             104              -        388            405        None               None
 Avalon Springs                             -              -        102            153         All               Half
 Avalon Valley                              -              -        268            626         All               Some
 Avalon Lake                               24             29        135            382         All               Some

Hartford, CT
 Avalon Pavilions                           -              -        932          1,631         All               Some

Long Island, NY
 Avalon Commons                             -              -        312            538         All               Some
 Avalon Towers                              1             67        109            198         All               None
 Avalon Court                               -              -        154            292         All               Some

Northern New Jersey
 Avalon Cove                                -             76        504            460         All               Some
 The Tower at Avalon Cove                   -              -        269            299         All               None
 Avalon Watch                               -             42        512            768         All               Some
 Avalon Crest                               -             57        351            325         All               Some
 Avalon Run East                            -              -        206            345         All               Some

Westchester, NY
 Avalon Gardens                             -              -        504          1,008         All               Half
 Avalon View                                -              -        288            576         All               Some
 Avalon Green                               -              -        105            179         All               Some
 The Avalon                                 -              -        110            167         All               Some

MID-ATLANTIC
Baltimore, MD
 Avalon at Fairway Hills I & II             -              -        720          1,137         All               Some
 Avalon at Symphony Glen                    -              -        174            266         All               Some
 Avalon Landing                             -             18        158            257         All               None

Norfolk, VA
 Avalon Birches                             -              -        312            562         All               Some
 Avalon Pines                               -              -        174            308         All               Some

Northern Virginia
 Avalon at Ballston - Vermont & Quinc       -              -        454            498         All               None
 Avalon Crescent                            -              -        558            662         All               Some
 Avalon at Ballston - Washington Tower      -              -        344            415         All               None
 Avalon at Cameron Court                    -             84        460            736         All               Some
 AutumnWoods                                -             32        420            727         All               Some
 Avalon at Fair Lakes                       -              -        234            505         All               Half
 Avalon at Dulles                           -              -        236            493         All               Some
 Avalon at Providence Park                  -              6        141            287         All               None

                                                                         Large storage      Balcony patio    Built-in
                                       Lofts           Fireplaces      or walk-in closet   deck or sunroom   bookcases  Carports
---------------------------------------------------------------------------------------------------------------------------------
Fairfield County, CT
 Avalon Walk I & II                     Some             Half              All                All               Some     Yes
 Avalon Glen                            Some             Some             Half               Most               None     Yes
 Avalon Gates                           Some             None              All                All               None     Yes
 Hanover Hall                           None             None             Some                All               None     No
 Avalon Springs                         Half             Half              All                All               None     No
 Avalon Valley                          Some             Some              All                All               None     Yes
 Avalon Lake                            Some             Some              All                All               None     No

Hartford, CT
 Avalon Pavilions                       Some             Some             Most                All               None     Yes

Long Island, NY
 Avalon Commons                         Some             Some              All                All               None     No
 Avalon Towers                          None             None              All               Most               None     No
 Avalon Court                           Some             Some              All                All               None     No

Northern New Jersey
 Avalon Cove                            Some             Some              All               Most               None     No
 The Tower at Avalon Cove               None             None             Half               Some               None     No
 Avalon Watch                           None             None              All                All               None     No
 Avalon Crest                           Some             Some              All                All               None     No
 Avalon Run East                        Some             Some              All               Most               None     Yes

Westchester, NY
 Avalon Gardens                         Half             Some              All               Most               None     Yes
 Avalon View                            Some             Some             Most                All               None     Yes
 Avalon Green                           Half             Some              All                All               None     Yes
 The Avalon                             Some             Some             Most               Half               None     No

MID-ATLANTIC
Baltimore, MD
 Avalon at Fairway Hills I & II         None             Some             Some                All               Some     No
 Avalon at Symphony Glen                None             Most              All                All               Half     No
 Avalon Landing                         None             Most             Most                All               None     Yes

Norfolk, VA
 Avalon Birches                         None             All               All                All               None     No
 Avalon Pines                           None             All               All                All               None     No

Northern Virginia
 Avalon at Ballston - Vermont & Quinc   None             None             Most                All               None     No
 Avalon Crescent                        Some             Half             Most                All               Some     No
 Avalon at Ballston - Washington Towe   None             Some             Most                All               None     No
 Avalon at Cameron Court                Some             Some              All               Most               None     No
 AutumnWoods                            None             Some              All                All               Some     Yes
 Avalon at Fair Lakes                   None             Half              All               Most               None     No
 Avalon at Dulles                       None             Some              All                All               Some     No
 Avalon at Providence Park              None             Most              All                All               None     No

                                           Non-direct            Direct       Homes w/ pre-wired
                                          access garages     access garages    security systems
-------------------------------------------------------------------------------------------------
Fairfield County, CT
 Avalon Walk I & II                              No                No                 Half
 Avalon Glen                                     Yes               No                 None
 Avalon Gates                                    Yes               No                  All
 Hanover Hall                                    Yes               No                 None
 Avalon Springs                                  No                Yes                 All
 Avalon Valley                                   Yes               No                  All
 Avalon Lake                                     Yes               No                  All

Hartford, CT
 Avalon Pavilions                                No                No                 None

Long Island, NY
 Avalon Commons                                  Yes               No                  All
 Avalon Towers                                   No                Yes                 All
 Avalon Court                                    No                Yes                 All

Northern New Jersey
 Avalon Cove                                     Yes               No                 Some
 The Tower at Avalon Cove                        Yes               No                  All
 Avalon Watch                                    Yes               No                 None
 Avalon Crest                                    Yes               Yes                 All
 Avalon Run East                                 Yes               Yes                 All

Westchester, NY
 Avalon Gardens                                  Yes               Yes                 All
 Avalon View                                     No                No                 None
 Avalon Green                                    No                No                  All
 The Avalon                                      Yes               No                  All

MID-ATLANTIC
Baltimore, MD
 Avalon at Fairway Hills I & II                  No                No                 None
 Avalon at Symphony Glen                         No                No                 None
 Avalon Landing                                  No                No                 None

Norfolk, VA
 Avalon Birches                                  No                No                 None
 Avalon Pines                                    No                Yes                None

Northern Virginia
 Avalon at Ballston - Vermont &
 Quincey Towers                                  No                Yes                None
 Avalon Crescent                                 Yes               Yes                 All
 Avalon at Ballston - Washington Towers          No                Yes                None
 Avalon at Cameron Court                         Yes               Yes                 All
 AutumnWoods                                     No                No                 None
 Avalon at Fair Lakes                            Yes               Yes                None
 Avalon at Dulles                                No                No                 None
 Avalon at Providence Park                       No                No                 None

   FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPEMENT COMMUNITIES

                                       1 BR                2BR                                   3BR
                                   -----------------------------------------------------------------------------------------
                                     1/1.5 BA           1/1.5 BA          2/2.5/3 BA          2/2.5 BA              3BA
----------------------------------------------------------------------------------------------------------------------------
Richmond, VA
 Avalon Woods                            200                  -                 48                  -                  -

Southern Maryland
 Avalon at Decoverly                     156                  -                104                 64                 44
 Avalon Knoll                            136                 55                 81                 28                  -
 Avalon Fields I & II                     74                 32                 84                 32                  -
 Avalon Crossing                           -                 27                105                  -                  -

Washington, D.C.
 4100 Massachusetts Avenue               160                 70                  -                  3                  -

MIDWEST
Chicago, IL
 Avalon at Danada Farms                   80                  -                134                  -                  -
 Avalon at West Grove                    200                200                  -                  -                  -
 Avalon at Stratford Green                45                  9                108                 21                  -

Minneapolis, MN
 Avalon at Devonshire                    194                  -                304                  -                  -
 Avalon at Edinburg                       56                  -                114                 26                  -
 Avalon at Town Centre                   104                  -                111                 33                  -
 Avalon at Town Square                    76                  -                 68                 12                  -
 Avalon at Woodbury                       41                  -                147                 36                  -

       DEVELOPMENT COMMUNITIES
 Avalon Corners                          118                  -                 77                  -                  -
 Avalon Court North                      138                 54                118                  -                 30
 Avalon Willow                           150                 77                  -                  -                  -
 Avalon at Fox Mill                        -                  -                 92                 73                  -
 Avalon Essex                             50                  -                 62                  -                  -
 Avalon Haven                             44                 60                  -                 24                  -
 Avalon at Florham Park                   46                  -                107                117                  -
 Avalon River Mews                       158                  -                190                 60                  -
Avalon Bellevue                          110                  -                 67                  -                  -
Avalon at Arlington Square I             211                 20                226                 53                  -
Avalon on the Sound                      143                  -                184                 22                 20
Avalon Estates                            66                 16                 80                  -                  -


                                      Studios/                                                Washer & dryer     Vaulted
                                     efficiencies      Other       Total     Parking spaces  hook-ups or units   ceilings
---------------------------------------------------------------------------------------------------------------------------
Richmond, VA
 Avalon Woods                          20                  -         268            400            All            Half

Southern Maryland
 Avalon at Decoverly                    -                  -         368            584            All            Some
 Avalon Knoll                           -                  -         300            482            All            Some
 Avalon Fields I & II                   -                 66         288            443            All            Some
 Avalon Crossing                        -                  -         132            224            All            Some

Washington, D.C.
 4100 Massachusetts Avenue             27                 48         308            330            All            None

MIDWEST
Chicago, IL
 Avalon at Danada Farms                 -                 81         295            714            All            None
 Avalon at West Grove                   -                  -         400            860           None            None
 Avalon at Stratford Green              -                  9         192            437            All            None

Minneapolis, MN
 Avalon at Devonshire                   -                  -         498            498           Most            Some
 Avalon at Edinburg                     2                  -         198            210            All            None
 Avalon at Town Centre                  -                  -         248            250            All            Some
 Avalon at Town Square                  -                  4         160            162            All            Some
 Avalon at Woodbury                     -                  -         224            513            All            None

       DEVELOPMENT COMMUNITIES
 Avalon Corners                         -                  -         195            273            All            Some
 Avalon Court North                     -                  -         340            818            All            Some
 Avalon Willow                          -                  -         227            379            All            Some
 Avalon at Fox Mill                     -                  -         165            343            All            Most
 Avalon Essex                           -                 42         154            259            All            None
 Avalon Haven                           -                  -         128            256            All            None
 Avalon at Florham Park                 -                  -         270            611            All            Most
 Avalon River Mews                      -                  -         408            872            All            None
Avalon Bellevue                        25                  -         202            304            All            None
Avalon at Arlington Square I            -                  -         510            949            All            None
Avalon on the Sound                    43                            412            645           Most            None
Avalon Estates                          -                  -         162            347           Most            None


                                                                Large storage      Balcony patio
                                    Lofts     Fireplaces      or walk-in closet   deck or sunroom  Built-in bookcases
-----------------------------------------------------------------------------------------------------------------------
Richmond, VA
 Avalon Woods                       None         Some               Some               None               None

Southern Maryland
 Avalon at Decoverly                Some         Most               Most                All               None
 Avalon Knoll                       None         Half                All                All               Some
 Avalon Fields I & II               Some         Half                All               Most               None
 Avalon Crossing                    Some         Half                All                All               Some

Washington, D.C.
 4100 Massachusetts Avenue          None         Some               Most                All               Some

MIDWEST
Chicago, IL
 Avalon at Danada Farms             None         Some                All               Some               Some
 Avalon at West Grove               None         None               None                All               None
 Avalon at Stratford Green          None         Some               Most               Some               Some

Minneapolis, MN
 Avalon at Devonshire               None         Some               Most               Most               Some
 Avalon at Edinburg                 None         Some               Some                All               None
 Avalon at Town Centre              None         Some               Some                All               None
 Avalon at Town Square              None         Some               Some                All               None
 Avalon at Woodbury                 None         Some               Some               Some               None

       DEVELOPMENT COMMUNITIES
 Avalon Corners                     Some         Some                All                All               None
 Avalon Court North                 Most         Some                All                All               None
 Avalon Willow                      Some         None               Most                All               None
 Avalon at Fox Mill                 None         Most                All                All               None
 Avalon Essex                       Some         Some                All                All               None
 Avalon Haven                       Some         Some                All                All               None
 Avalon at Florham Park             None         Some                All               Some               None
 Avalon River Mews                  Some         Some                All                All               None
Avalon Bellevue                     Some         Some                All                All               None
Avalon at Arlington Square I        Some         Some                All                All               None
Avalon on the Sound                 Some         None               Most                All               None
Avalon Estates                      Half         Some                All                All               None

                                                    Non-direct            Direct       Homes w/ pre-wired
                                  Carports        access garages     access garages    security systems
----------------------------------------------------------------------------------------------------------
Richmond, VA
 Avalon Woods                         No                 No                 No                None

Southern Maryland
 Avalon at Decoverly                  No                 No                 No                None
 Avalon Knoll                         No                 No                 No                None
 Avalon Fields I & II                 No                 Yes                No                 All
 Avalon Crossing                      No                 Yes                Yes                All

Washington, D.C.
 4100 Massachusetts Avenue            No                 Yes                No                None

MIDWEST
Chicago, IL
 Avalon at Danada Farms               No                 No                 Yes               None
 Avalon at West Grove                 Yes                No                 No                None
 Avalon at Stratford Green            No                 Yes                Yes               None

Minneapolis, MN
 Avalon at Devonshire                 No                 No                 Yes               None
 Avalon at Edinburg                   No                 No                 No                None
 Avalon at Town Centre                No                 No                 Yes               None
 Avalon at Town Square                No                 No                 Yes               None
 Avalon at Woodbury                   No                 No                 Yes               None

       DEVELOPMENT COMMUNITIES
 Avalon Corners                       No                 Yes                No                 All
 Avalon Court North                   No                 Yes                Yes                All
 Avalon Willow                        No                 Yes                Yes                All
 Avalon at Fox Mill                   No                 No                 Yes                All
 Avalon Essex                         No                 Yes                Yes                All
 Avalon Haven                         Yes                Yes                No                 All
 Avalon at Florham Park               No                 No                 Yes                All
 Avalon River Mews                    No                 No                 Yes               Some
Avalon Bellevue                       No                 No                 No                None
Avalon at Arlington Square I          No                 No                 Yes                All
Avalon on the Sound                   No                 Yes                No                Some
Avalon Estates                        No                 Yes                Yes                All


                                          Buildings w/    Community entrance  Building entrance       Under-        Aerobics
                                        security systems   controlled access  controlled access   ground parking  dance studio
-------------------------------------------------------------------------------------------------------------------------------
       CURRENT COMMUNITIES (3)

NORTHERN CALIFORNIA
Alameda County, CA
 Waterford                                    Some                Yes                No                 No             No
 Hampton Place                                 All                No                 No                 No             Yes
 Hacienda Gardens                             Some                No                 No                 No             No
 Amador Oaks                                  None                No                 No                 No             No
 Willow Creek                                 Some                Yes                No                 No             No
 Alicante                                      All                No                 No                 Yes            Yes
 Barrington Hills                             None                Yes                Yes                No             No
 Parc Centre at Union Square                  None                Yes                No                 No             No

Central Valley, CA
 Governor's Square                            None                No                 No                 Yes            No

San Francisco, CA
 Crown Ridge                                  None                No                 No                 Yes            No
 Sunset Towers                                 All                Yes                Yes                Yes            No
 City Heights                                 None                Yes                Yes                Yes            No
 Village Square                               None                No                 Yes                Yes            No
 Avalon Towers by the Bay                     None                Yes                Yes                Yes            No
 Crossbrook                                   None                No                 No                 No             No

San Mateo, CA
 Cedar Ridge                                  None                No                 No                 No             No
 Regatta Bay                                  Some                No                 No                 No             No
 Sea Ridge                                    None                No                 No                 No             No

Santa Clara County, CA
 Toscana                                      Some                Yes                Yes                Yes            Yes
 Carriage Square                              None                Yes                Yes                No             No
 Canyon Creek                                 Some                Yes                Yes                Yes            Yes
 CountryBrook                                 None                Yes                No                 No             No
 The Arbors                                   None                No                 No                 No             No
 Avalon at Creekside                          Some                No                 No                 No             No
 The Fountains at River Oaks                  None                No                 No                 No             No
 Parkside Commons                             None                No                 No                 Yes            No
 Villa Mariposa                               None                No                 No                 Yes            No
 San Marino                                   None                Yes                No                 No             No
 The Promenade                                None                No                 No                 Yes            Yes
 Foxchase I and II                            None                No                 No                 Yes            No
 Glen Creek                                   None                No                 No                 No             No
 Fairway Glen                                 Some                No                 No                 No             No
 CentreMark                                   None                Yes                No                 Yes            No
 Avalon on the Alameda                        None                Yes                Yes                Yes            No
 Rosewalk at Waterford Park I                 None                Yes                No                 No             Yes
 Rosewalk at Waterford Park II                None                Yes                No                 No             Yes



                                     Car wash     Picnic area    Walking / jogging      Pool     Sauna / whirlpool
---------------------------------------------------------------------------------------------------------------------
       CURRENT COMMUNITIES (3)

NORTHERN CALIFORNIA
Alameda County, CA
 Waterford                              Yes            No                 No              Yes            Yes
 Hampton Place                          Yes            No                 No              Yes            Yes
 Hacienda Gardens                       Yes            No                 No              Yes            Yes
 Amador Oaks                            Yes            Yes                No              Yes            Yes
 Willow Creek                           Yes            Yes                No              Yes            Yes
 Alicante                               Yes            No                 No              Yes            Yes
 Barrington Hills                       No             No                 No              Yes            Yes
 Parc Centre at Union Square            No             No                 No              Yes            No

Central Valley, CA
 Governor's Square                      No             No                 No              Yes            Yes

San Francisco, CA
 Crown Ridge                            No             No                 Yes             Yes            Yes
 Sunset Towers                          No             Yes                No              No             No
 City Heights                           No             Yes                No              No             No
 Village Square                         No             No                 No              Yes            Yes
 Avalon Towers by the Bay               No             No                 No              No             Yes
 Crossbrook                             No             Yes                Yes             Yes            Yes

San Mateo, CA
 Cedar Ridge                            No             No                 No              Yes            Yes
 Regatta Bay                            Yes            No                 Yes             Yes            No
 Sea Ridge                              No             No                 No              Yes            No

Santa Clara County, CA
 Toscana                                No             Yes                No              Yes            Yes
 Carriage Square                        Yes            No                 No              Yes            Yes
 Canyon Creek                           No             Yes                Yes             Yes            Yes
 CountryBrook                           Yes            No                 No              Yes            Yes
 The Arbors                             No             Yes                No              Yes            Yes
 Avalon at Creekside                    No             Yes                Yes             Yes            No
 The Fountains at River Oaks            No             Yes                No              Yes            Yes
 Parkside Commons                       No             Yes                No              Yes            Yes
 Villa Mariposa                         Yes            Yes                No              Yes            Yes
 San Marino                             Yes            No                 No              Yes            Yes
 The Promenade                          Yes            Yes                No              Yes            Yes
 Foxchase I and II                      Yes            No                 No              Yes            Yes
 Glen Creek                             Yes            No                 No              Yes            Yes
 Fairway Glen                           Yes            Yes                No              Yes            Yes
 CentreMark                             No             No                 No              Yes            Yes
 Avalon on the Alameda                  No             No                 No              Yes            No
 Rosewalk at Waterford Park I           No             Yes                Yes             Yes            Yes
 Rosewalk at Waterford Park II          No             Yes                Yes             Yes            Yes


                                                                                                                   Indoor
                                    Tennis court        Racquetball      Fitness center     Sand volleyball  outdoor basketball
--------------------------------------------------------------------------------------------------------------------------------
       CURRENT COMMUNITIES (3)

NORTHERN CALIFORNIA
Alameda County, CA
 Waterford                               No                 No                 Yes                No                 Yes
 Hampton Place                           No                 No                 Yes                No                 No
 Hacienda Gardens                        No                 No                 Yes                No                 Yes
 Amador Oaks                             No                 No                 Yes                Yes                Yes
 Willow Creek                            No                 No                 Yes                No                 No
 Alicante                                No                 No                 Yes                No                 No
 Barrington Hills                        No                 Yes                No                 No                 No
 Parc Centre at Union Square             No                 No                 Yes                No                 No

Central Valley, CA
 Governor's Square                       No                 No                 Yes                No                 No

San Francisco, CA
 Crown Ridge                             No                 No                 Yes                No                 No
 Sunset Towers                           No                 No                 No                 No                 No
 City Heights                            No                 No                 No                 No                 No
 Village Square                          No                 No                 Yes                No                 No
 Avalon Towers by the Bay                No                 No                 Yes                No                 No
 Crossbrook                              No                 No                 Yes                No                 No

San Mateo, CA
 Cedar Ridge                             No                 No                 Yes                No                 No
 Regatta Bay                             No                 No                 No                 No                 No
 Sea Ridge                               No                 No                 Yes                No                 No

Santa Clara County, CA
 Toscana                                 No                 No                 Yes                No                 Yes
 Carriage Square                         No                 No                 Yes                No                 No
 Canyon Creek                            No                 No                 Yes                Yes                No
 CountryBrook                            No                 No                 Yes                No                 No
 The Arbors                              No                 No                 Yes                Yes                Yes
 Avalon at Creekside                     Yes                No                 Yes                Yes                Yes
 The Fountains at River Oaks             No                 No                 Yes                No                 No
 Parkside Commons                        No                 No                 Yes                No                 Yes
 Villa Mariposa                          No                 No                 Yes                Yes                No
 San Marino                              No                 No                 Yes                No                 No
 The Promenade                           No                 No                 Yes                No                 No
 Foxchase I and II                       No                 No                 Yes                No                 No
 Glen Creek                              No                 No                 Yes                No                 No
 Fairway Glen                            No                 No                 Yes                No                 No
 CentreMark                              No                 No                 Yes                No                 No
 Avalon on the Alameda                   No                 No                 Yes                No                 No
 Rosewalk at Waterford Park I            No                 No                 Yes                No                 No
 Rosewalk at Waterford Park II           No                 No                 No                 No                 No


                                     Clubhouse /
                                     clubroom           Business center        Totlot            Concierge
-----------------------------------------------------------------------------------------------------------
       CURRENT COMMUNITIES (3)

NORTHERN CALIFORNIA
Alameda County, CA
 Waterford                               No                  No                 Yes                No
 Hampton Place                           Yes                 No                 No                 No
 Hacienda Gardens                        No                  Yes                Yes                No
 Amador Oaks                             No                  Yes                No                 No
 Willow Creek                            No                  No                 No                 No
 Alicante                                Yes                 No                 No                 No
 Barrington Hills                        Yes                 No                 No                 No
 Parc Centre at Union Square             No                  No                 No                 No

Central Valley, CA
 Governor's Square                       No                  No                 No                 No

San Francisco, CA
 Crown Ridge                             No                  Yes                No                 No
 Sunset Towers                           No                  No                 No                 No
 City Heights                            No                  No                 No                 Yes
 Village Square                          Yes                 No                 Yes                No
 Avalon Towers by the Bay                Yes                 Yes                No                 Yes
 Crossbrook                              No                  No                 Yes                No

San Mateo, CA
 Cedar Ridge                             Yes                 No                 No                 No
 Regatta Bay                             Yes                 No                 Yes                No
 Sea Ridge                               No                  No                 No                 No

Santa Clara County, CA
 Toscana                                 Yes                 Yes                Yes                Yes
 Carriage Square                         No                  Yes                No                 No
 Canyon Creek                            No                  Yes                Yes                No
 CountryBrook                            No                  No                 No                 No
 The Arbors                              No                  Yes                No                 No
 Avalon at Creekside                     Yes                 Yes                No                 No
 The Fountains at River Oaks             No                  Yes                No                 No
 Parkside Commons                        Yes                 Yes                Yes                No
 Villa Mariposa                          No                  Yes                Yes                No
 San Marino                              No                  No                 Yes                No
 The Promenade                           No                  Yes                Yes                No
 Foxchase I and II                       No                  No                 No                 No
 Glen Creek                              No                  No                 No                 No
 Fairway Glen                            No                  No                 Yes                No
 CentreMark                              No                  Yes                No                 No
 Avalon on the Alameda                   No                  No                 No                 Yes
 Rosewalk at Waterford Park I            No                  Yes                No                 No
 Rosewalk at Waterford Park II           No                  No                 No                 No

  FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES
                                 (CONTINUED)



                                        Buildings w/    Community entrance  Building entrance       Under-          Aerobics
                                      security systems   controlled access  controlled access   ground parking    dance studio
---------------------------------------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
Los Angeles, CA
 ViewPointe                             None                Yes                No                 Yes                No
 Lakeside                               None                No                 Yes                No                 No
 Avalon Westside Terrace                None                Yes                Yes                Yes                No
 Arbor Heights                          None                Yes                No                 No                 No
 Warner Oaks                            None                Yes                Yes                No                 No
 TimberWood                             Some                Yes                No                 No                 No

Orange County, CA
 SunScape                               None                Yes                No                 No                 No
 Avalon at Pacific Bay                  None                Yes                No                 No                 No
 Mill Creek                             None                Yes                No                 No                 No
 Villa Serena                           None                No                 No                 No                 No
 Amberway                               None                Yes                No                 No                 No
 Laguna Brisas                          None                No                 No                 Yes                No
 Lafayette Place                        None                No                 No                 No                 No
 Larkspur Canyon                        None                Yes                No                 No                 No

San Diego, CA
 Avalon at Mission Bay                  None                Yes                Yes                Yes                Yes
 Gateway Tower                          All                 Yes                Yes                No                 No
 Mission Woods                          Some                No                 No                 No                 No
 SummerWalk                             None                No                 No                 No                 No

PACIFIC NORTHWEST
Portland, OR
 Waterhouse Place                       None                No                 No                 No                 No

Seattle, WA
 The Verandas at Bear Creek              All                Yes                No                 No                 No
 Gallery Place                          None                No                 No                 No                 No
 Avalon Ridge                           None                No                 Yes                No                 No
 Avalon Westhaven                       None                No                 No                 No                 No

NORTHEAST
Boston, MA
 Avalon at Prudential Center            None                No                 Yes                Yes                No
 Longwood Towers                        None                No                 Yes                Yes                Yes
 Avalon at Center Place                 None                Yes                Yes                Yes                No
 Avalon Summit                          None                No                 Yes                No                 No
 Avalon at Lexington                    None                No                 Yes                No                 No
 Avalon at Faxon Park                   None                No                 Yes                No                 No
 Avalon West                            None                No                 Yes                No                 No
 Avalon Oaks                            None                No                 Yes                No                 No



                                      Car wash         Picnic area     Walking / jogging         Pool         Sauna / whirlpool
--------------------------------------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
Los Angeles, CA
 ViewPointe                            No                 No                 No                 Yes                Yes
 Lakeside                              No                 Yes                No                 Yes                No
 Avalon Westside Terrace               No                 No                 No                 Yes                Yes
 Arbor Heights                         No                 No                 No                 Yes                Yes
 Warner Oaks                           No                 No                 No                 Yes                Yes
 TimberWood                            No                 No                 No                 Yes                No

Orange County, CA
 SunScape                              No                 Yes                No                 Yes                Yes
 Avalon at Pacific Bay                 No                 No                 No                 Yes                Yes
 Mill Creek                            Yes                No                 No                 Yes                Yes
 Villa Serena                          Yes                Yes                No                 Yes                Yes
 Amberway                              Yes                No                 No                 Yes                Yes
 Laguna Brisas                         No                 No                 No                 Yes                Yes
 Lafayette Place                       Yes                No                 No                 Yes                Yes
 Larkspur Canyon                       No                 No                 Yes                Yes                Yes

San Diego, CA
 Avalon at Mission Bay                 Yes                No                 No                 Yes                Yes
 Gateway Tower                         No                 No                 Yes                Yes                Yes
 Mission Woods                         No                 Yes                No                 Yes                Yes
 SummerWalk                            No                 Yes                Yes                Yes                Yes

PACIFIC NORTHWEST
Portland, OR
 Waterhouse Place                      No                 Yes                Yes                Yes                Yes

Seattle, WA
 The Verandas at Bear Creek            No                 Yes                Yes                Yes                Yes
 Gallery Place                         Yes                No                 Yes                Yes                Yes
 Avalon Ridge                          No                 Yes                No                 Yes                Yes
 Avalon Westhaven                      No                 Yes                No                 Yes                Yes

NORTHEAST
Boston, MA
 Avalon at Prudential Center           No                 Yes                No                 No                 No
 Longwood Towers                       Yes                Yes                No                 No                 No
 Avalon at Center Place                Yes                Yes                No                 Yes                No
 Avalon Summit                         No                 Yes                No                 Yes                No
 Avalon at Lexington                   No                 Yes                No                 Yes                No
 Avalon at Faxon Park                  No                 Yes                No                 Yes                Yes
 Avalon West                           No                 Yes                No                 Yes                No
 Avalon Oaks                           No                 Yes                No                 Yes                Yes



                                                                                                                    Indoor
                                     Tennis court        Racquetball      Fitness center     Sand volleyball  outdoor basketball
--------------------------------------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
Los Angeles, CA
 ViewPointe                           No                 No                 Yes                No                 No
 Lakeside                             No                 No                 Yes                No                 No
 Avalon Westside Terrace              Yes                No                 Yes                No                 Yes
 Arbor Heights                        No                 No                 Yes                No                 No
 Warner Oaks                          Yes                No                 Yes                No                 No
 TimberWood                           No                 No                 Yes                No                 No

Orange County, CA
 SunScape                             No                 No                 Yes                No                 No
 Avalon at Pacific Bay                No                 No                 Yes                No                 No
 Mill Creek                           Yes                No                 Yes                Yes                No
 Villa Serena                         No                 No                 Yes                No                 No
 Amberway                             No                 No                 No                 No                 No
 Laguna Brisas                        No                 No                 No                 No                 No
 Lafayette Place                      No                 No                 Yes                No                 No
 Larkspur Canyon                      No                 No                 Yes                No                 No

San Diego, CA
 Avalon at Mission Bay                Yes                No                 Yes                Yes                Yes
 Gateway Tower                        Yes                No                 Yes                No                 No
 Mission Woods                        No                 No                 Yes                No                 No
 SummerWalk                           Yes                Yes                Yes                Yes                No

PACIFIC NORTHWEST
Portland, OR
 Waterhouse Place                     No                 No                 Yes                No                 No

Seattle, WA
 The Verandas at Bear Creek           No                 No                 Yes                No                 No
 Gallery Place                        No                 No                 Yes                No                 No
 Avalon Ridge                         No                 No                 Yes                No                 Yes
 Avalon Westhaven                     No                 No                 Yes                No                 No

NORTHEAST
Boston, MA
 Avalon at Prudential Center          No                 No                 No                 No                 No
 Longwood Towers                      No                 No                 Yes                No                 No
 Avalon at Center Place               No                 No                 Yes                No                 No
 Avalon Summit                        No                 No                 Yes                No                 No
 Avalon at Lexington                  No                 No                 Yes                No                 Yes
 Avalon at Faxon Park                 No                 No                 Yes                No                 No
 Avalon West                          No                 No                 No                 No                 Yes
 Avalon Oaks                          No                 No                 Yes                No                 No


                                       Clubhouse /
                                       clubroom           Business center        Totlot            Concierge
-------------------------------------------------------------------------------------------------------------
SOUTHERN CALIFORNIA
Los Angeles, CA
 ViewPointe                            No                  Yes                No                 No
 Lakeside                              No                  Yes                No                 No
 Avalon Westside Terrace               Yes                 Yes                Yes                No
 Arbor Heights                         No                  No                 Yes                No
 Warner Oaks                           No                  Yes                No                 No
 TimberWood                            No                  No                 Yes                No

Orange County, CA
 SunScape                              Yes                 Yes                Yes                No
 Avalon at Pacific Bay                 Yes                 Yes                Yes                No
 Mill Creek                            Yes                 Yes                No                 No
 Villa Serena                          No                  No                 No                 No
 Amberway                              No                  No                 Yes                No
 Laguna Brisas                         No                  Yes                No                 No
 Lafayette Place                       No                  No                 No                 No
 Larkspur Canyon                       No                  Yes                No                 No

San Diego, CA
 Avalon at Mission Bay                 Yes                 Yes                No                 No
 Gateway Tower                         Yes                 Yes                No                 No
 Mission Woods                         No                  No                 Yes                No
 SummerWalk                            No                  Yes                Yes                No

PACIFIC NORTHWEST
Portland, OR
 Waterhouse Place                      Yes                 No                 Yes                No

Seattle, WA
 The Verandas at Bear Creek            Yes                 Yes                Yes                No
 Gallery Place                         Yes                 No                 Yes                No
 Avalon Ridge                          Yes                 No                 Yes                No
 Avalon Westhaven                      Yes                 Yes                Yes                No

NORTHEAST
Boston, MA
 Avalon at Prudential Center           Yes                 No                 No                 Yes
 Longwood Towers                       Yes                 No                 Yes                Yes
 Avalon at Center Place                Yes                 No                 No                 Yes
 Avalon Summit                         No                  No                 No                 No
 Avalon at Lexington                   Yes                 No                 Yes                No
 Avalon at Faxon Park                  Yes                 No                 Yes                No
 Avalon West                           Yes                 No                 Yes                No
 Avalon Oaks                           Yes                 No                 Yes                No

   FEATURES AND RECREATION AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES
                                 (CONTINUED)

                                              Buildings w/    Community entrance  Building entrance       Under-
                                            security systems   controlled access  controlled access   ground parking
----------------------------------------------------------------------------------------------------------------------
Fairfield County, CT
 Avalon Walk I & II                             None                No                 No                 No
 Avalon Glen                                    None                No                 Yes                Yes
 Avalon Gates                                   None                Yes                No                 No
 Hanover Hall                                   None                Yes                Yes                Yes
 Avalon Springs                                  All                No                 No                 No
 Avalon Valley                                  None                No                 No                 No
 Avalon Lake                                    None                No                 No                 No

Hartford, CT
 Avalon Pavilions                               None                No                 No                 No

Long Island, NY
 Avalon Commons                                  All                No                 Yes                No
 Avalon Towers                                   All                No                 No                 Yes
 Avalon Court                                    All                Yes                Yes                No

Northern New Jersey
 Avalon Cove                                     All                Yes                Yes                No
 The Tower at Avalon Cove                        All                Yes                Yes                No
 Avalon Watch                                   Some                No                 Yes                No
 Avalon Crest                                    All                Yes                Yes                No
 Avalon Run East                                None                No                 No                 No

Westchester, NY
 Avalon Gardens                                  All                No                 No                 No
 Avalon View                                    None                No                 No                 No
 Avalon Green                                    All                No                 No                 No
 The Avalon                                      All                No                 Yes                Yes

MID-ATLANTIC
Baltimore, MD
 Avalon at Fairway Hills I & II                 None                No                 No                 No
 Avalon at Symphony Glen                        None                No                 No                 No
 Avalon Landing                                 None                No                 No                 No

Norfolk, VA
 Avalon Birches                                 None                No                 No                 No
 Avalon Pines                                   None                No                 No                 No

Northern Virginia
 Avalon at Ballston - Vermont & Quincy Towers   None                Yes                Yes                Yes
 Avalon Crescent                                None                Yes                No                 No
 Avalon at Ballston - Washington Towers         None                Yes                Yes                Yes
 Avalon at Cameron Court                         All                Yes                No                 No
 AutumnWoods                                    None                No                 No                 No
 Avalon at Fair Lakes                           None                Yes                No                 No
 Avalon at Dulles                               None                No                 No                 No
 Avalon at Providence Park                      None                No                 No                 No


                                                   Aerobics
                                                 dance studio         Car wash         Picninc area    Walking / jogging
-----------------------------------------------------------------------------------------------------------------------------
Fairfield County, CT
 Avalon Walk I & II                                 Yes                Yes                Yes                Yes
 Avalon Glen                                        No                 No                 No                 No
 Avalon Gates                                       No                 No                 Yes                No
 Hanover Hall                                       No                 No                 No                 No
 Avalon Springs                                     No                 No                 Yes                Yes
 Avalon Valley                                      No                 No                 Yes                No
 Avalon Lake                                        No                 No                 Yes                No

Hartford, CT
 Avalon Pavilions                                   Yes                No                 Yes                No

Long Island, NY
 Avalon Commons                                     No                 No                 Yes                No
 Avalon Towers                                      No                 Yes                No                 No
 Avalon Court                                       No                 No                 Yes                No

Northern New Jersey
 Avalon Cove                                        Yes                No                 Yes                Yes
 The Tower at Avalon Cove                           Yes                No                 Yes                Yes
 Avalon Watch                                       No                 No                 Yes                No
 Avalon Crest                                       Yes                No                 No                 No
 Avalon Run East                                    No                 No                 Yes                Yes

Westchester, NY
 Avalon Gardens                                     No                 No                 Yes                No
 Avalon View                                        No                 No                 Yes                No
 Avalon Green                                       No                 No                 No                 No
 The Avalon                                         No                 No                 No                 No

MID-ATLANTIC
Baltimore, MD
 Avalon at Fairway Hills I & II                     No                 Yes                Yes                No
 Avalon at Symphony Glen                            No                 Yes                Yes                Yes
 Avalon Landing                                     No                 Yes                Yes                Yes

Norfolk, VA
 Avalon Birches                                     No                 Yes                Yes                Yes
 Avalon Pines                                       No                 Yes                Yes                Yes

Northern Virginia
 Avalon at Ballston - Vermont & Quincy Towers       No                 No                 Yes                No
 Avalon Crescent                                    Yes                Yes                Yes                Yes
 Avalon at Ballston - Washington Towers             No                 No                 Yes                No
 Avalon at Cameron Court                            Yes                Yes                Yes                No
 AutumnWoods                                        No                 Yes                Yes                Yes
 Avalon at Fair Lakes                               No                 Yes                Yes                No
 Avalon at Dulles                                   No                 Yes                No                 Yes
 Avalon at Providence Park                          No                 Yes                No                 No


                                                   Pool      Sauna / whirlpool    Tennis court    Racquetball   Fitness center
-------------------------------------------------------------------------------------------------------------------------------
Fairfield County, CT
 Avalon Walk I & II                                  Yes             No                 Yes            Yes             Yes
 Avalon Glen                                         Yes             No                 No             Yes             Yes
 Avalon Gates                                        Yes             No                 No             Yes             Yes
 Hanover Hall                                        Yes             No                 No             No              No
 Avalon Springs                                      Yes             No                 No             No              Yes
 Avalon Valley                                       Yes             No                 No             No              Yes
 Avalon Lake                                         Yes             No                 No             No              Yes

Hartford, CT
 Avalon Pavilions                                    Yes             No                 Yes            Yes             Yes

Long Island, NY
 Avalon Commons                                      Yes             No                 No             No              Yes
 Avalon Towers                                       Yes             No                 No             No              Yes
 Avalon Court                                        Yes             No                 No             No              Yes

Northern New Jersey
 Avalon Cove                                         Yes             No                 Yes            Yes             Yes
 The Tower at Avalon Cove                            Yes             No                 Yes            Yes             Yes
 Avalon Watch                                        Yes             No                 Yes            Yes             Yes
 Avalon Crest                                        Yes             No                 No             No              Yes
 Avalon Run East                                     Yes             No                 No             No              Yes

Westchester, NY
 Avalon Gardens                                      Yes             No                 Yes            Yes             Yes
 Avalon View                                         Yes             No                 Yes            No              Yes
 Avalon Green                                        Yes             No                 No             No              No
 The Avalon                                          No              No                 No             No              Yes

MID-ATLANTIC
Baltimore, MD
 Avalon at Fairway Hills I & II                      Yes             No                 Yes            Yes             Yes
 Avalon at Symphony Glen                             Yes             No                 No             No              No
 Avalon Landing                                      Yes             No                 No             No              Yes

Norfolk, VA
 Avalon Birches                                      Yes             Yes                Yes            No              Yes
 Avalon Pines                                        Yes             Yes                No             Yes             Yes

Northern Virginia
 Avalon at Ballston - Vermont & Quincy Towers        Yes             Yes                No             No              Yes
 Avalon Crescent                                     Yes             No                 No             No              Yes
 Avalon at Ballston - Washington Towers              Yes             No                 Yes            No              Yes
 Avalon at Cameron Court                             Yes             Yes                No             No              Yes
 AutumnWoods                                         Yes             No                 Yes            No              Yes
 Avalon at Fair Lakes                                Yes             No                 Yes            No              Yes
 Avalon at Dulles                                    Yes             Yes                Yes            No              Yes
 Avalon at Providence Park                           Yes             No                 No             No              Yes

                                                                    Indoor            Clubhouse /
                                               Sand volleyball  outdoor basketball      clubroom           Business center
---------------------------------------------------------------------------------------------------------------------------
Fairfield County, CT
 Avalon Walk I & II                              No                 Yes                 Yes                 No
 Avalon Glen                                     No                 No                  Yes                 No
 Avalon Gates                                    Yes                Yes                 Yes                 No
 Hanover Hall                                    No                 No                  No                  No
 Avalon Springs                                  No                 No                  Yes                 No
 Avalon Valley                                   No                 Yes                 Yes                 No
 Avalon Lake                                     No                 No                  No                  No

Hartford, CT
 Avalon Pavilions                                Yes                Yes                 Yes                 No

Long Island, NY
 Avalon Commons                                  No                 Yes                 Yes                 Yes
 Avalon Towers                                   No                 No                  Yes                 No
 Avalon Court                                    No                 No                  Yes                 No

Northern New Jersey
 Avalon Cove                                     No                 Yes                 Yes                 Yes
 The Tower at Avalon Cove                        No                 Yes                 Yes                 Yes
 Avalon Watch                                    No                 Yes                 Yes                 No
 Avalon Crest                                    No                 Yes                 Yes                 Yes
 Avalon Run East                                 No                 No                  Yes                 No

Westchester, NY
 Avalon Gardens                                  Yes                Yes                 Yes                 Yes
 Avalon View                                     No                 Yes                 Yes                 No
 Avalon Green                                    Yes                No                  Yes                 No
 The Avalon                                      No                 No                  Yes                 Yes

MID-ATLANTIC
Baltimore, MD
 Avalon at Fairway Hills I & II                  No                 No                  Yes                 Yes
 Avalon at Symphony Glen                         No                 No                  Yes                 No
 Avalon Landing                                  No                 No                  Yes                 No

Norfolk, VA
 Avalon Birches                                  Yes                No                  Yes                 No
 Avalon Pines                                    No                 Yes                 Yes                 No

Northern Virginia
 Avalon at Ballston - Vermont & Quincy Towers    No                 No                  Yes                 No
 Avalon Crescent                                 No                 No                  Yes                 Yes
 Avalon at Ballston - Washington Towers          No                 No                  Yes                 No
 Avalon at Cameron Court                         Yes                Yes                 Yes                 Yes
 AutumnWoods                                     Yes                Yes                 Yes                 No
 Avalon at Fair Lakes                            No                 No                  Yes                 Yes
 Avalon at Dulles                                No                 No                  Yes                 No
 Avalon at Providence Park                       No                 No                  Yes                 Yes


                                              Totlot            Concierge
------------------------------------------------------------------------------
Fairfield County, CT
 Avalon Walk I & II                             Yes                No
 Avalon Glen                                    No                 No
 Avalon Gates                                   Yes                No
 Hanover Hall                                   No                 No
 Avalon Springs                                 No                 No
 Avalon Valley                                  Yes                No
 Avalon Lake                                    No                 No

Hartford, CT
 Avalon Pavilions                               Yes                No

Long Island, NY
 Avalon Commons                                 Yes                No
 Avalon Towers                                  No                 Yes
 Avalon Court                                   Yes                No

Northern New Jersey
 Avalon Cove                                    Yes                Yes
 The Tower at Avalon Cove                       Yes                Yes
 Avalon Watch                                   Yes                No
 Avalon Crest                                   No                 No
 Avalon Run East                                Yes                No

Westchester, NY
 Avalon Gardens                                 Yes                Yes
 Avalon View                                    Yes                No
 Avalon Green                                   No                 No
 The Avalon                                     No                 Yes

MID-ATLANTIC
Baltimore, MD
 Avalon at Fairway Hills I & II                 Yes                No
 Avalon at Symphony Glen                        Yes                No
 Avalon Landing                                 No                 No

Norfolk, VA
 Avalon Birches                                 Yes                No
 Avalon Pines                                   No                 No

Northern Virginia
 Avalon at Ballston - Vermont & Quincy Towers   No                 No
 Avalon Crescent                                Yes                Yes
 Avalon at Ballston - Washington Towers         No                 Yes
 Avalon at Cameron Court                        No                 No
 AutumnWoods                                    Yes                No
 Avalon at Fair Lakes                           No                 No
 Avalon at Dulles                               No                 No
 Avalon at Providence Park                      No                 No

  FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES
                                 (CONTINUED)


                                       Buildings w/    Community entrance  Building entrance       Under-            Aerobics
                                     security systems   controlled access  controlled access   ground parking      dance studio
-------------------------------------------------------------------------------------------------------------------------------
Richmond, VA
 Avalon Woods                           None                No                 No                 No                 No

Southern Maryland
 Avalon at Decoverly                    None                No                 No                 No                 No
 Avalon Knoll                           None                No                 Yes                No                 No
 Avalon Fields I & II                    All                No                 No                 No                 No
 Avalon Crossing                        None                Yes                No                 No                 No

Washington, D.C.
 4100 Massachusetts Avenue              None                Yes                Yes                Yes                No

MIDWEST
Chicago, IL
 Avalon at Danada Farms                 None                No                 No                 No                 No
 Avalon at West Grove                   None                No                 Yes                No                 No
 Avalon at Stratford Green              None                No                 No                 No                 No

Minneapolis, MN
 Avalon at Devonshire                   None                No                 Yes                Yes                No
 Avalon at Edinburg                     None                No                 Yes                Yes                No
 Avalon at Town Centre                  None                No                 Yes                Yes                No
 Avalon at Town Square                  None                No                 Yes                Yes                No
 Avalon at Woodbury                     None                No                 No                 No                 No

       DEVELOPMENT COMMUNITIES
 Avalon Corners                          All                Yes                Yes                Yes                No
 Avalon Court North                      All                No                 Yes                No                 No
 Avalon Willow                           All                Yes                Yes                Yes                No
 Avalon at Fox Mill                     None                No                 No                 No                 No
 Avalon Essex                           None                No                 Yes                No                 No
 Avalon Haven                           None                No                 No                 No                 No
 Avalon at Florham Park                 None                No                 No                 No                 No
 Avalon River Mews                       All                Yes                Yes                Yes                No
Avalon Bellevue                         None                No                 Yes                Yes                No
Avalon at Arlington Square I            None                No                 Yes                No                 No
Avalon on the Sound                     None                No                 No                 No                 No
Avalon Estates                          None                No                 No                 No                 No



                                         Car wash    Picnic area     Walking / jogging     Pool    Sauna / whirlpool
----------------------------------------------------------------------------------------------------------------------------
Richmond, VA
 Avalon Woods                              Yes           Yes                No             Yes           Yes

Southern Maryland
 Avalon at Decoverly                       Yes           Yes                Yes            Yes           Yes
 Avalon Knoll                              Yes           Yes                Yes            Yes           Yes
 Avalon Fields I & II                      Yes           Yes                No             Yes           No
 Avalon Crossing                           Yes           Yes                No             Yes           No

Washington, D.C.
 4100 Massachusetts Avenue                 No            No                 Yes            Yes           No

MIDWEST
Chicago, IL
 Avalon at Danada Farms                    No            No                 No             Yes           No
 Avalon at West Grove                      No            Yes                No             Yes           Yes
 Avalon at Stratford Green                 Yes           Yes                Yes            Yes           No

Minneapolis, MN
 Avalon at Devonshire                      Yes           Yes                Yes            Yes           No
 Avalon at Edinburg                        Yes           Yes                Yes            Yes           Yes
 Avalon at Town Centre                     Yes           Yes                No             Yes           Yes
 Avalon at Town Square                     Yes           Yes                Yes            Yes           Yes
 Avalon at Woodbury                        No            No                 Yes            Yes           No

       DEVELOPMENT COMMUNITIES
 Avalon Corners                            No            Yes                No             Yes           No
 Avalon Court North                        Yes           Yes                Yes            Yes           No
 Avalon Willow                             No            Yes                No             Yes           No
 Avalon at Fox Mill                        Yes           Yes                No             Yes           No
 Avalon Essex                              No            Yes                No             Yes           Yes
 Avalon Haven                              No            Yes                No             Yes           No
 Avalon at Florham Park                    No            No                 No             Yes           No
 Avalon River Mews                         No            No                 No             Yes           No
Avalon Bellevue                            No            No                 No             No            No
Avalon at Arlington Square I               No            Yes                No             Yes           No
Avalon on the Sound                        No            Yes                Yes            Yes           No
Avalon Estates                             No            Yes                No             Yes           Yes



                                                                                                                 Indoor
                                    Tennis court        Racquetball      Fitness center     Sand volleyball  outdoor basketball
--------------------------------------------------------------------------------------------------------------------------------
Richmond, VA
 Avalon Woods                           Yes                Yes                Yes                Yes                No

Southern Maryland
 Avalon at Decoverly                    Yes                Yes                Yes                No                 Yes
 Avalon Knoll                           Yes                No                 Yes                No                 Yes
 Avalon Fields I & II                   No                 No                 Yes                No                 No
 Avalon Crossing                        No                 No                 Yes                No                 No

Washington, D.C.
 4100 Massachusetts Avenue              No                 No                 Yes                No                 No

MIDWEST
Chicago, IL
 Avalon at Danada Farms                 No                 No                 Yes                No                 No
 Avalon at West Grove                   No                 Yes                Yes                No                 No
 Avalon at Stratford Green              No                 No                 No                 No                 No

Minneapolis, MN
 Avalon at Devonshire                   Yes                No                 Yes                No                 No
 Avalon at Edinburg                     No                 No                 Yes                No                 No
 Avalon at Town Centre                  Yes                No                 Yes                Yes                No
 Avalon at Town Square                  Yes                No                 Yes                Yes                No
 Avalon at Woodbury                     No                 No                 Yes                No                 No

       DEVELOPMENT COMMUNITIES
 Avalon Corners                         No                 No                 Yes                No                 No
 Avalon Court North                     No                 Yes                Yes                No                 Yes
 Avalon Willow                          No                 Yes                Yes                No                 No
 Avalon at Fox Mill                     No                 No                 Yes                No                 No
 Avalon Essex                           No                 No                 Yes                No                 No
 Avalon Haven                           No                 No                 Yes                No                 No
 Avalon at Florham Park                 No                 No                 Yes                No                 No
 Avalon River Mews                      No                 No                 Yes                No                 No
Avalon Bellevue                         No                 No                 Yes                No                 No
Avalon at Arlington Square I            No                 No                 Yes                No                 Yes
Avalon on the Sound                     No                 No                 Yes                No                 Yes
Avalon Estates                          No                 No                 Yes                No                 No


                                       Clubhouse /
                                       clubroom        Business center        Totlot            Concierge
-------------------------------------------------------------------------------------------------------------
Richmond, VA
 Avalon Woods                            Yes                 No                 No                 No

Southern Maryland
 Avalon at Decoverly                     Yes                 No                 Yes                No
 Avalon Knoll                            Yes                 No                 Yes                No
 Avalon Fields I & II                    Yes                 No                 Yes                No
 Avalon Crossing                         Yes                 No                 Yes                No

Washington, D.C.
 4100 Massachusetts Avenue               Yes                 No                 No                 No

MIDWEST
Chicago, IL
 Avalon at Danada Farms                  Yes                 Yes                No                 Yes
 Avalon at West Grove                    Yes                 Yes                Yes                No
 Avalon at Stratford Green               Yes                 No                 No                 Yes

Minneapolis, MN
 Avalon at Devonshire                    Yes                 No                 No                 No
 Avalon at Edinburg                      Yes                 No                 No                 No
 Avalon at Town Centre                   Yes                 No                 Yes                No
 Avalon at Town Square                   Yes                 No                 Yes                No
 Avalon at Woodbury                      No                  No                 No                 No

       DEVELOPMENT COMMUNITIES
 Avalon Corners                          Yes                 Yes                No                 Yes
 Avalon Court North                      Yes                 Yes                Yes                No
 Avalon Willow                           Yes                 Yes                No                 Yes
 Avalon at Fox Mill                      Yes                 No                 Yes                No
 Avalon Essex                            Yes                 No                 No                 No
 Avalon Haven                            Yes                 No                 Yes                No
 Avalon at Florham Park                  Yes                 No                 No                 No
 Avalon River Mews                       Yes                 Yes                No                 Yes
Avalon Bellevue                          Yes                 Yes                No                 Yes
Avalon at Arlington Square I             Yes                 Yes                Yes                No
Avalon on the Sound                      Yes                 No                 No                 Yes
Avalon Estates                           Yes                 No                 Yes                No

Notes to Community Information tables on pages 11 through 22

(1)  Represents the average rental revenue per occupied apartment home.

(2) Costs are presented in accordance with generally accepted accounting principles. For Development Communities, cost represents total costs incurred through December 31, 1999.

(3) For purposes of these tables, Current Communities include only communities for which we held fee simple ownership interests or which we held through DownREIT partnerships.

Development Communities

As of March 1, 2000, we had 12 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,173 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $505.9 million. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

     -    we will complete the Development Communities;
     -    our budgeted costs or estimates of occupancy rates will be realized;
     - our schedule of leasing start dates or construction completion dates will be achieved; or
     - future developments will realize returns comparable to our past developments.

You should carefully review the discussion under "Risks of Development and Redevelopment" below.

We hold a fee simple ownership interest in 11 of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community. The following table presents a summary of the Development Communities:

                                     Number of    Budgeted                                    Estimated        Estimated
                                     apartment    cost  (1)   Construction     Initial        completion     stabilization
                                       homes    ($ millions)     start      occupancy (2)        date          date (3)
                                    ---------------------------------------------------------------------------------------
 1.     Avalon Willow
        Mamaroneck, NY                   227       $46.8        Q2 1997         Q1 1999         Q2 2000         Q3 2000
 2.     Avalon Corners
        Stamford, CT                     195       $32.5        Q3 1998         Q3 1999         Q1 2000         Q3 2000
 3.     Avalon Fox Mill
        Herndon, VA                      165       $20.1        Q4 1998         Q3 1999         Q1 2000         Q2 2000
 4.     Avalon Court North
        Melville, NY                     340       $40.4        Q4 1998         Q3 1999         Q1 2000         Q3 2000
 5.     Avalon Essex
        Peabody, MA                      154       $21.4        Q2 1999         Q2 2000         Q4 2000         Q1 2001
 6.     Avalon at Florham Park
        Florham Park, NJ                 270       $41.3        Q2 1999         Q1 2000         Q2 2001         Q4 2001
 7.     Avalon River Mews
        Edgewater, NJ                    408       $75.6        Q3 1999         Q1 2001         Q3 2001         Q1 2002
 8.     Avalon Haven
        North Haven, CT                  128       $14.4        Q3 1999         Q2 2000         Q4 2000         Q1 2001
 9.     Avalon Bellevue
        Bellevue, WA                     202       $29.9        Q4 1999         Q1 2001         Q2 2001         Q3 2001
10.     Avalon at Arlington Square I
        Arlington, VA                    510       $69.9        Q4 1999         Q4 2000         Q4 2001         Q3 2002
11.     Avalon on the Sound (4)
        New Rochelle, NY                 412       $93.3        Q4 1999         Q3 2001         Q4 2001         Q3 2002
12.     Avalon Estates
        Hull, MA                         162       $20.3        Q4 1999         Q4 2000         Q2 2001         Q4 2001
                                       --------------------

        Total                          3,173      $505.9
                                       ====================

(1) Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with generally accepted accounting principles.
(2) Future initial occupancy dates are estimates.
(3) Stabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of construction.
(4) This community will be developed under a joint venture structure and the joint venture entity (a limited liability company) will obtain third party debt financing which initially will be guaranteed by AvalonBay.
    AvalonBay's equity funding of the budgeted cost is expected to be $13.8 million.

Redevelopment Communities

As of March 1, 2000, we had four communities under redevelopment. We expect the total budgeted cost to complete these Redevelopment Communities, including the cost of acquisition and redevelopment, to be approximately $154.0 million, of which approximately $38.7 million is the additional capital invested or expected to be invested above the original purchase cost. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary over a wider range than for a new development community. We cannot assure you that we will meet our schedules for reconstruction completion, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under "Risks of Development and Redevelopment" below.

The following presents a summary of Redevelopment Communities:

                                                    Budgeted Cost
                                                     ($ millions)
                                  Number of  ---------------------------                                         Estimated
                                  apartment   Acquisition       Total     Reconstruction    Reconstruction     restabilized
                                    homes        cost         cost (1)         start        completion (2)    operations (3)
                                ---------------------------------------------------------------------------------------------
 1.     Avalon Ridge
        Renton, WA                   421         $25.3         $35.7          Q3 1998           Q2 2000           Q2 2000
 2.     Avalon at Mission Bay
        San Diego, CA                564         $43.8         $57.3          Q3 1998           Q2 2000           Q3 2000
 3.     Avalon at Creekside
        Mountain View, CA            294         $29.0         $39.8          Q2 1999           Q3 2000           Q4 2000
 4.     Laguna Brisas
        Laguna Niguel, CA            176         $17.2         $21.2          Q3 1999           Q2 2000           Q4 2000
                                ----------------------------------------

        Total                      1,455         $115.3        $154.0
                                ========================================

(1) Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with generally accepted accounting principles.
(2) Reconstruction completion dates are estimates.
(3) Restabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of reconstruction.

Development Rights

As of March 1, 2000, we are considering the development of 30 new apartment communities. These Development Rights range from land owned or under contract for which design and architectural planning has just begun to land under contract or owned by us with completed site plans and drawings where construction can begin almost immediately. We estimate that the successful completion of all of these communities would ultimately add 8,624 upscale apartment homes to our portfolio. At December 31, 1999, the cumulative capitalized costs incurred in pursuit of the 30 Development Rights, including the cost of land acquired in connection with six of the Development Rights, was approximately $64.8 million, of which $40.5 was land. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

We generally hold Development Rights through options to acquire land, although one Development Right located in New Canaan, CT is controlled through a joint venture partnership that owns the land. The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made are business judgments that we make after we perform financial, demographic and other analysis. Finally, we currently intend to limit the percentage of debt used to finance new developments in order to maintain our general historical practice with respect to the proportion of debt in our capital structure. Therefore, other financing alternatives may be required to finance the development of those Development Rights scheduled to start construction after January 1, 2000. Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of our FFO.

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

     - we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or
     - if we undertake construction of any particular community, that we will complete construction at the total budgeted cost assumed in the financial projections below.

The following presents a summary of the 30 Development Rights we are currently pursuing:

                                                                                  Total
                                                              Estimated          budgeted
                                                               number             costs
                                Location                      of homes         ($ millions)
                        ---------------------               -------------    ----------------
        1.              Mountain View, CA       (1)              211               59.7
        2.              San Jose, CA            (1)              221               41.6
        3.              Stamford, CT                             327               59.7
        4.              Freehold, NJ                             296               31.0
        5.              Orange, CT              (1)              168               18.2
        6.              New Canaan, CT          (1) (2)          104               26.4
        7.              Darien, CT                               189               34.2
        8.              Yonkers, NY                              256               35.2
        9.              Greenburgh - II, NY                      500               84.3
        10.             Greenburgh - III, NY                     266               44.4
        11.             Arlington II, VA        (1)              332               39.9
        12.             Hopewell, NJ                             280               34.0
        13.             Providence, RI                           243               35.2
        14.             Port Jefferson, NY                       232               27.6
        15.             Yorktown, NY                             396               47.2
        16.             Marlboro, MA                             228               25.1
        17.             Newtown, CT                              304               34.3
        18.             Wilton, CT                               115               21.1
        19.             North Potomac, MD                        564               64.1
        20.             Los Angeles, CA                          272               46.0
        21.             Weymouth, MA                             300               31.7
        22.             San Diego, CA           (1)              378               53.5
        23.             Long Island City, NY                     361               90.3
        24.             Coram, NY                                450               60.6
        25.             Westborough, MA                          423               47.8
        26.             Lawrence, NJ                             342               37.7
        27.             Salem, MA                                176               19.9
        28.             Wilmington, MA                           128               16.6
        29.             North Bethesda, MD                       312               30.0
        30.             San Francisco, CA                        250               69.6
                                                             ----------        ------------
                             Totals                             8,624            $1,266.9
                                                             ==========        ============

        (1)  AvalonBay owns land, but construction has not yet begun.
        (2) The land currently is owned by a limited partnership in which AvalonBay is a majority partner. It is currently anticipated that the land seller will retain a minority limited partner interest.

Risks of Development and Redevelopment

We intend to continue to pursue the development and redevelopment of apartment home communities. Our development and redevelopment activities may be exposed to the following industry risks:

     - we may abandon opportunities we have already begun to explore based on further review of, or changes in, financial, demographic, environmental or other factors;
     - we may encounter liquidity constraints, including the unavailability of financing on favorable terms for the development or redevelopment of a community;
     - we may be unable to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations;
     - we may incur construction or reconstruction costs for a community that exceed our original estimates due to increased materials, labor or other expenses, which could make completion or redevelopment of the community uneconomical;
     - occupancy rates and rents at a newly completed or redevelopment community may fluctuate depending on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; and
     - we may be unable to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs.

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

Construction costs are projected by us based on market conditions prevailing in the community's market at the time our budgets are prepared and reflect changes to those market conditions that we anticipated at that time. Although we attempt to anticipate changes in market conditions, we cannot predict with certainty what those changes will be. Construction costs have been increasing and, for some of our Development Communities, the total construction costs have been or are expected to be higher than the original budget. Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, including:

     -    land and/or property acquisition costs;
     -    construction costs;
     -    real estate taxes;
     -    capitalized interest;
     -    loan fees;
     -    permits;
     -    professional fees;
     -    allocated development overhead; and
     - other regulatory fees determined in accordance with generally accepted accounting principles.

Nonetheless, because of increases in prevailing market rents we believe that, in the aggregate, we will still achieve our targeted projected yield (i.e., return on invested capital) for those communities experiencing costs in excess of the original budget. We believe that we could experience similar increases in construction costs and market rents with respect to other development communities resulting in total construction costs that exceed original budgets. Likewise, costs to redevelop communities that have been acquired have, in some cases, exceeded our original estimates and similar increases in costs may be experienced in the future. We cannot assure that market rents in effect at the time new development communities or repositioned communities complete lease-up will be sufficient to fully offset the effects of any increased construction or reconstruction costs.

Capitalized Interest

In accordance with generally accepted accounting principles, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy. Thereafter, the interest allocated to that completed building within the community is expensed. Capitalized interest during the years ended December 31, 1999, 1998 and 1997 totaled $21,888,000, $14,724,000 and
$9,024,000, respectively.

Acquisition Activities and Other Recent Developments

Acquisitions of Existing Communities. On July 12, 1999 we acquired Avalon at Woodbury through a DownREIT partnership for approximately $25,750,000 (including 117,178 units of limited partnership in the DownREIT partnership valued at $4,614,000) pursuant to a presale agreement signed in 1997 with an unaffiliated company. The community contains 224 apartment homes, and is located in the Minneapolis, Minnesota area.

Sales of Existing Communities. During 1998, we completed a strategic planning effort that resulted in our decision to increase our geographical concentration in selected high barrier-to-entry markets where we believe we can:

     - apply sufficient market and management presence to enhance revenue growth;
     -    reduce operating expenses; and
     -    leverage management talent.

To effect this increased concentration, we adopted an aggressive capital redeployment strategy and are selling assets in markets where our current presence is limited. In connection with this capital redeployment strategy, since January 1, 1999 we sold 17 communities, totaling 4,824 apartment homes, and a participating mortgage note secured by a community for a gross sales price of $346,212,000. Net proceeds from the sale of these assets totaled $310,243,000.

Land Acquisitions and Leases for New Developments. We carefully select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 1999, we acquired the following land parcels for future development:

                                                    Estimated
                                                     Number       Budgeted
                                          Gross   of apartment    cost (1)          Date       Construction   Construction
                                          acres       homes     ($ millions)      Acquired       start (2)    completion (2)
                                      -----------------------------------------------------------------------------------------
1.   Avalon River Mews                     7.1         408          $75.6        March 1999       Q3 1999        Q3 2001
     Edgewater, NJ
2.   Avalon Bellevue                       1.7         202          $29.9        March 1999       Q4 1999        Q2 2001
     Bellevue, WA
3.   Avalon Essex                         11.1         154          $21.4         May 1999        Q2 1999        Q4 2000
     Peabody, MA
4.   Avalon at Florham Park               41.9         270          $41.3        June 1999        Q2 1999        Q2 2001
     Florham Park, NJ
5.   Avalon on the Sound (3)               2.4         412          $93.3        June 1999        Q4 1999        Q4 2001
     New Rochelle, NY
6.   Avalon Haven                         10.6         128          $14.4       October 1999      Q3 1999        Q4 2000
     North Haven, CT
7.   Avalon at Scripps Ranch              19.0         378          $53.5       October 1999      Q3 2000        Q1 2002
     San Diego, CA
8.   Avalon Hill                           9.6         168          $17.9       October 1999      Q3 2000        Q4 2001
     Orange, CT
9.   Avalon at Arlington Square I         14.2         510          $69.9      November 1999      Q4 1999        Q4 2001
     Arlington, VA
10.  Avalon at Arlington Square II         6.1         332          $39.9      November 1999      Q3 2001        Q1 2003
     Arlington, VA
11.  Avalon Estates                       55.6         162          $20.3      December 1999      Q4 1999        Q2 2001
     Hull, MA
                                      ----------------------------------------

     Total                                179.3       3,124        $477.4
                                      ========================================

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

     (2)  Future construction start and completion dates are estimates.

     (3) This community will be developed on land being leased from an unrelated third party.

Natural Disasters

Many of our West Coast communities are located in the general vicinity of active earthquake faults. In July 1998, we obtained a seismic risk analysis from an engineering firm which estimated the probable maximum damage for each of the 60 West Coast communities that we owned at that time and for each of the five West Coast communities under development at that time. The seismic risk analysis was obtained for each individual community and for all of those communities combined. To establish a probable maximum damage, the engineers first define a severe earthquake event for the applicable geographic area, which is an earthquake that has only a 10% likelihood of occurring over a 50-year period. The probable maximum damage is determined as the structural and architectural damage and business interruption loss that is estimated to have only a 10% probability of being exceeded in the event of such an earthquake. Because a significant number of our communities are located in the San Francisco Bay Area, the engineers' analysis defined an earthquake on the Hayward Fault with a Richter Scale magnitude of 7.1 as a severe earthquake with a 10% probability of occurring within a 50-year period. The engineers then established an aggregate probable maximum damage at that time of $113 million for the 60 West Coast communities that we owned at that time and the five West Coast communities under development. The $113 million probable maximum damage for those communities was a probable maximum level that the engineers expected to be exceeded only 10% of the time in the event of such a severe earthquake. The actual aggregate probable maximum damage could be higher or lower as a result of variations in soil classifications and structural vulnerabilities. For each community, the engineers' analysis calculated an individual probable maximum damage as a percentage of the community's replacement cost and projected revenues. We cannot assure you that:

     - an earthquake would not cause damage or losses greater than the probable maximum damage assessments indicate;
     - future probable maximum damage levels will not be higher than the current probable maximum damage levels described above for our communities located on the West Coast; or
     - acquisitions or developments after July 1998 will not have probable maximum damage assessments indicating the possibility of greater damage or losses than currently indicated.

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

Americans with Disabilities Act

The apartment communities we own and any apartment communities that we acquire must comply with Title III of the Americans with Disabilities Act to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the Americans with Disabilities Act. Compliance with the Americans with Disabilities Act requirements could require removal of structural barriers to handicapped access in certain public areas of our properties where such removal is readily achievable. The Americans with Disabilities Act does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as leasing offices, are open to the public. We believe our properties comply in all material respects with all present requirements under the Americans with Disabilities Act and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants.

ITEM 3.   LEGAL PROCEEDINGS

The Company is from time to time subject to claims and administrative proceedings arising in the ordinary course of business. Some of these claims and proceedings are expected to be covered by liability insurance. The following matter, for which the Company believes it has meritorious defenses and is therefore vigorously defending against, is not covered by liability insurance. However, outstanding litigation matters, individually or in the aggregate, including the matter described below, are not expected to have a material adverse effect on the business or financial condition of the Company.

AvalonBay is currently involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company. The litigation involves construction work at AvalonBay's Avalon Willow community in Mamaroneck, New York. York Hunter initiated the litigation in October 1999, when it filed a complaint against AvalonBay and other defendants, claiming more than $15 million in damages. AvalonBay has filed counterclaims against York Hunter for more than $6 million in damages, and has also filed a claim against National Union Fire Insurance, which furnished construction and performance bonds to AvalonBay on behalf of York Hunter. AvalonBay believes that it has meritorious defenses against all of York Hunter's claims and is vigorously contesting those claims. AvalonBay also intends to pursue its counterclaims against York Hunter and National Union Fire Insurance aggressively.

The action arises from AvalonBay's October 8, 1999 termination of York Hunter as construction manager under a contract relating to construction of the Avalon Willow community because of alleged failures and deficiencies by York Hunter and its subcontractors in performing under the contract. On or about October 19, 1999, York Hunter filed a Summons with Notice in the Supreme Court of the State of New York, County of Westchester. In addition to AvalonBay, the Summons named The State of New York, The Village of Mamaroneck, and tenants of the Avalon

Willow Community as defendants. In its Summons, and in a Verified Complaint filed on December 17, 1999, in the United States District Court for the Southern District of New York, York Hunter alleged that AvalonBay breached and wrongfully terminated the construction management contract, among other claims. The complaint also seeks foreclosure upon York Hunter's mechanic's lien.

On November 24, 1999, AvalonBay removed the litigation from the state court to the United States District Court for the Southern District of New York, and moved to dismiss the other defendants from the action. York Hunter filed a motion to have the action remanded to state court. On February 14, 2000, the District Court granted AvalonBay's motion and denied York Hunter's motion to remand.

On January 6, 2000, AvalonBay filed its Answer and Counterclaims. The Answer denies York Hunter's allegations. It also states eight causes of action against York Hunter, including breach of contract and contract damages related to AvalonBay's termination of the contract for cause. AvalonBay has also joined National Union Fire Insurance Company as a counter-defendant in the action, seeking recovery on the payment and performance bonds.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 1999.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange (NYSE) and the Pacific Stock Exchange (PCX) under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock on the NYSE for the years ended December 31, 1999 and 1998, as reported by the NYSE. On March 1, 2000, there were 928 holders of record of an aggregate of 65,871,094 shares of our outstanding common stock.

                                                      1999                                      1998, post merger
                                    -----------------------------------------      ----------------------------------------
                                           Sales Price                                      Sales Price
                                    ------------------------    Dividends          ----------------------------  Dividends
                                       High           Low       Declared                High            Low       Declared
                                    -----------    ---------  ---------------      -------------    ----------- -----------
Quarter ended March 31                $34.313       $30.813      $0.51                     N/A            N/A          N/A
Quarter ended June 30                 $37.000       $31.000      $0.51                     N/A            N/A          N/A
 Period June 4 through June 30            N/A           N/A        N/A                 $37.750        $35.000       $ 0.51
Quarter ended September 30            $35.875       $32.563      $0.52                 $38.438        $30.500       $ 0.51
Quarter ended December 31             $35.000       $30.875      $0.52                 $34.313        $31.125       $ 0.51

                                        1998, Avalon prior to merger                    1998, Bay prior to merger
                                  -----------------------------------------      ----------------------------------------
                                         Sales Price                                      Sales Price
                                  ------------------------    Dividends          ----------------------------  Dividends
Quarter Ended                        High           Low       Declared                High            Low       Declared
-------------                     -----------    ---------  ---------------      -------------    ----------- -----------
Quarter ended March 31              $30.938       $27.125      $0.39                 $39.250        $36.313       $0.42
Period April 1 through June 3       $29.250       $27.375        N/A                 $37.875        $36.000         N/A

     We expect to continue our policy of paying regular quarterly cash dividends. However, dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual funds from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors as the Board of Directors may consider relevant. The Board of Directors may modify our dividend policy from time to time.

     We have an optional Dividend Reinvestment and Stock Purchase Plan (DRIP) which provides a simple and convenient method for stockholders to invest cash dividends and optional cash payments in shares of our common stock. All holders of capital stock are eligible to participate in the DRIP, including stockholders whose shares are held in the name of a nominee or broker. These participants in the DRIP may purchase additional shares of common stock by:

     - having the cash dividends on all or part of their shares of common stock and preferred stock automatically reinvested;
     - receiving directly, as usual, their cash dividends, if and when declared, on their shares of capital stock and investing in the DRIP by making cash payments of not less than $100 or more than $100,000, or such larger amount as we may approve, per quarter; and/or
     - investing both their cash dividends and such optional cash payments in shares of common stock.

     Common stock acquired pursuant to the DRIP with reinvested dividends may be purchased at a price per share equal to 97% of the closing price on the NYSE for such shares of common stock on the applicable investment date. Common stock purchased with optional cash payments of up to $100,000 per calendar quarter may be purchased at a price per share equal to 100% of the last reported sale price for a share of common stock as reported by the NYSE on the applicable investment date. In addition, common stock purchased with optional cash payments in excess of $100,000 per calendar quarter pursuant to a Request for Waiver may be purchased at a price per share equal to 100% of the average of the daily high and low sales prices of our common stock on the NYSE for the ten trading days immediately preceding the applicable investment date. Generally, no brokerage commissions, fees or service charges are paid by participants in connection with purchases under the DRIP. Stockholders who do not participate in the DRIP continue to receive cash dividends as declared.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table provides historical consolidated financial, operating and other data for AvalonBay Communities, Inc. You should read the table with our consolidated financial statements and the notes included in this report.

                                                                                         Company (1)
                                                          ----------------------------------------------------------------------

                                                                                         Years ended
                                                          ----------------------------------------------------------------------
                                                              12-31-99        12-31-98     12-31-97     12-31-96      12-31-95
                                                          --------------   ------------- ------------ ------------  ------------
                                                                     (Dollars in thousands, except per share information)
OPERATING INFORMATION:
       Revenue:
            Rental income                                   $   503,132    $   369,945   $   169,442  $   123,354   $    94,821
            Management fees                                       1,176          1,377         1,029        1,439         1,926
            Other income                                            236             81           633          420           466
                                                            -----------    -----------   -----------  -----------   ------------
            Total revenue                                       504,544        371,403       171,104      125,213        97,213
                                                            -----------    -----------   -----------  -----------   ------------
       Expenses:
            Operating expenses, excluding property taxes        134,172        104,346        47,279       36,491        27,963
            Property taxes                                       42,701         31,775        14,429       10,583         8,035
            Interest expense                                     74,699         54,650        16,977        9,545        11,056
            Depreciation and amortization                       109,759         77,374        29,113       20,956        16,558
            General and administrative                            9,502          9,124         5,093        3,438         3,132
            Development costs write-off                              --             --            --          450           400
            Non-recurring items                                  16,782             --            --           --            --
                                                            -----------    -----------   -----------  -----------   ------------
            Total expenses                                      387,615        277,269       112,891       81,463        67,144
                                                            -----------    -----------   -----------  -----------   ------------

       Equity in income of
            unconsolidated joint ventures                         2,867          2,638         5,689        1,025           440
       Interest income                                            7,362          3,508         1,346          887           953
       Minority interest in unconsolidated partnerships          (1,975)        (1,770)          174          495           633
                                                            -----------    -----------   -----------  -----------   ------------

            Income before gain on sale of
               communities and extraordinary item               125,183         98,510        65,422       46,157        32,095
       Gain on sale of communities                               47,093         25,270           677        7,850            --
                                                            -----------    -----------   -----------  -----------   ------------
            Income before extraordinary item                    172,276        123,780        66,099       54,007        32,095
       Extraordinary item                                            --           (245)       (1,183)      (2,356)       (1,158)
                                                            -----------    -----------   -----------  -----------   ------------
            Net income                                          172,276        123,535        64,916       51,651        30,937
            Dividends attributable to preferred stock           (39,779)       (28,132)      (19,656)     (10,422)           --
                                                            -----------    -----------   -----------  -----------   ------------
            Net income available to common
              stockholders                                  $   132,497    $    95,403   $    45,260  $    41,229   $    30,937
                                                            ===========    ===========   ===========  ===========   ============

       PER COMMON SHARE AND SHARE INFORMATION:

       Income before extraordinary item- basic              $      2.02    $      1.87   $      1.64  $      1.85   $      1.47
       Income before extraordinary item- diluted            $      2.00    $      1.84   $      1.63  $      1.84   $      1.47
       Extraordinary item                                   $        --    $     (0.00)  $     (0.04) $     (0.10)  $     (0.05)
       Net income- basic                                    $      2.02    $      1.87   $      1.60  $      1.75   $      1.42
       Net income- diluted                                  $      2.00    $      1.84   $      1.59  $      1.74   $      1.42
       Cash dividends declared                              $      2.06    $      2.04   $      2.00  $      1.94   $      1.90
       Weighted average common shares and units
            outstanding- basic                               65,657,921     51,113,206    28,245,314   23,617,161    21,793,158
       Weighted average common shares and units
            outstanding- diluted                             66,110,664     51,771,247    28,431,823   23,691,447    21,828,020

                                                                                    Company (1)
                                                          -----------------------------------------------------------------

                                                                                    Years ended
                                                          -----------------------------------------------------------------
                                                            12-31-99    12-31-98      12-31-97      12-31-96      12-31-95
                                                          ----------- ------------  ------------  ------------  -----------
                                                                                (Dollars in thousands)

OTHER INFORMATION:
       Net income                                         $  172,276   $  123,535    $   64,916    $   51,651   $  30,937
       Depreciation and amortization                         109,759       77,374        29,113        20,956      16,558
       Interest expense                                       74,699       54,650        16,977         9,545      11,056
       Interest income                                        (7,362)      (3,508)       (1,346)         (887)       (953)
       Non-recurring items                                    16,782           --            --            --          --
       Gain on sale of communities                           (47,093)     (25,270)         (677)       (7,850)         --
       Extraordinary item                                         --          245         1,183         2,356       1,158
                                                          -----------  -----------   -----------   -----------  ---------
       Gross EBITDA (2)                                   $  319,061   $  227,026    $  110,166    $   75,771   $  58,756
                                                          ===========  ===========   ===========   ===========  =========
       Funds from Operations (3)                          $  212,840   $  148,487    $   73,525    $   54,622   $  46,879
       Stabilized apartment communities (4)                      118          113            64            45          38

BALANCE SHEET INFORMATION:
       Real estate, before
            accumulated depreciation                      $4,266,426   $4,006,456    $1,534,986    $1,081,906   $ 782,433
       Total assets                                       $4,154,662   $4,005,013    $1,529,703    $1,082,771   $ 786,711
       Notes payable and Unsecured Facilities             $1,593,647   $1,484,371    $  506,129    $  310,606   $ 340,686

CASH FLOW INFORMATION:
       Net cash flows provided by operating activities    $  250,066   $  193,478    $   93,649    $   65,841   $  56,314
       Net cash flows used in investing activities        $ (264,619)  $ (617,685)   $ (421,420)   $ (261,033)  $(189,582)
       Net cash flows provided by financing activities    $   13,284   $  426,375    $  320,252    $  207,632   $ 132,207

Notes to Selected Financial Data

(1) See our consolidated financial statements and the related notes included in this report, including footnote 2 thereof for a discussion of a revision to the financial presentation resulting from a change in accounting.

(2) Gross EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-recurring items, gain on sale of communities and extraordinary items. Gross EBITDA is relevant to an understanding of the economics of AvalonBay because it indicates cash flow available from operations to service fixed obligations. Gross EBITDA should not be considered as an alternative to operating income, as determined in accordance with GAAP, as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of gross EBITDA may not be comparable to gross EBITDA as calculated by other companies.

(3) We generally consider Funds from Operations, or FFO, to be an appropriate measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be examined with net income as presented in the consolidated financial statements included elsewhere in this report. FFO is determined based on a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R) and is defined as:

     - net income or loss computed in accordance with GAAP, excluding gains or losses from debt restructuring, other non-recurring items and sales of property;
     -  plus depreciation of real estate assets; and
     -  after adjustments for unconsolidated partnerships and joint ventures.

     FFO does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered as an alternative to net income or as an indication of performance. FFO should also not be considered an alternative to net cash flows from operating activities as determined by generally accepted accounting principles as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. Further, FFO as calculated by other REITs may not be comparable to our calculation of FFO. The calculation of FFO for the periods presented is reflected in the following table:

                                                                               Company (1)
                                             --------------------------------------------------------------------------------

                                                                               Years ended
                                             --------------------------------------------------------------------------------
                                                12-31-99        12-31-98         12-31-97        12-31-96          12-31-95
                                             --------------  --------------  ---------------  --------------  ---------------
Net income available to common stockholders   $   132,497     $    95,403      $    45,260          41,229       $    30,937
Depreciation (real estate related)                107,928          75,614           27,360          18,566            14,468
Joint venture adjustments                             751             725              399             321               316
Minority interest                                   1,975           1,770               --              --                --
Gain on sale of communities                       (47,093)        (25,270)            (677)         (7,850)               --
Non-recurring items (5)                            16,782              --               --              --                --
Extraordinary items                                    --             245            1,183           2,356             1,158
                                              ------------    ------------     ------------    ------------      ------------
Funds from Operations                         $   212,840     $   148,487      $    73,525     $    54,622       $    46,879
                                              ------------    ------------     ------------    ------------      ------------

Net cash provided by operating activities     $   250,066     $   193,478      $    93,649     $    65,841       $    56,314
                                              ============    ============     ============    ============      ============
Net cash used in investing activities         $  (264,619)    $  (617,685)     $  (421,420)    $  (261,033)      $  (189,582)
                                              ============    ============     ============    ============      ============
Net cash provided by financing activities     $    13,284     $   426,375      $   320,252     $   207,632       $   132,207
                                              ============    ============     ============    ============      ============

Weighted average common shares and units
     outstanding - diluted                     66,110,664      51,771,247       28,431,823      23,691,447        21,828,020
                                              ============    ============     ============    ============      ============

(4) These amounts include communities only after stabilized occupancy has occurred. We consider a community to have achieved stabilized occupancy on the earlier of (i) the first day of any month in which the community reaches 95% physical occupancy or (ii) one year after completion of construction or reconstruction. These amounts also include joint venture investments.

(5) Year to date consists of $16,076 related to management and other organizational changes and $706 for Y2K compliance costs.

ITEM 7. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-K, including the footnotes to the Company's consolidated financial statements, contains "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expressions in this Form 10-K, that predict or indicate future events and trends or that do not relate to historical matters. In addition, information concerning the following are forward-looking statements:

     - the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;
     - the timing of lease-up and occupancy of apartment communities; the pursuit of land on which we are considering future development;
     -    cost, yield and earnings estimates;
     - the development, implementation and use of management information systems.

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

     - we may be unsuccessful in managing our current growth in the number of apartment communities and the related growth of our business operations;
     - our previous or possible future expansion into new geographic market areas may not produce financial results that are consistent with our historical performance;
     - we may fail to secure development opportunities due to an inability to reach agreements with third parties or to obtain desired zoning and other local approvals;
     - we may abandon development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital;
     -    construction costs of a community may exceed our original estimates;
     - we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest expense, construction costs and reduced rental revenues;
     - occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond our control;
     - financing may not be available on favorable terms and our cash flow from operations and access to cost effective capital may be insufficient for the development of our pipeline and could limit our pursuit of opportunities;
     - our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;
     - the development, implementation and use of new management information systems may cost more than anticipated or may be delayed for a number of reasons, including unforeseen technological or integration issues.

You should read our consolidated financial statements and notes for the year ended December 31, 1999 included in this report in conjunction with the following discussion. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements, and you should not rely upon them after the date of this report.

Business Description and Community Information

AvalonBay is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the ownership and operation of upscale apartment communities (which we consider to be apartment communities that generally command among the highest rents in their submarkets) in high barrier-to-entry markets of the United States. This is because we believe that the limited new supply of upscale apartment homes in these markets helps achieve more predictable cash flows. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense in-fill locations where zoned and entitled land is in limited supply. These markets are located in Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country.

AvalonBay is the surviving corporation from the merger of Avalon Properties, Inc. with and into Bay Apartment Communities, Inc. Prior to December 31, 1999, we accounted for the merger under the purchase method of accounting, using the historical financial statements of Bay prior to and after the merger. Based on discussions with the Securities and Exchange Commission, we agreed to revise our financial presentation as of and for the years ended December 31, 1998 and 1997 to present the merger whereby the historical financial statements for Avalon are presented prior to the merger. At that time, Avalon ceased to legally exist, and Bay as the surviving legal entity adopted the historical financial statements of Avalon, with Bay's assets recorded in the historical financial statements of Avalon at an amount equal to Bay's debt outstanding at that time plus the value of capital stock retained by the Bay stockholders, which approximates fair value.

We are a fully-integrated real estate organization with in-house expertise in the following areas:

     -    acquisition;
     -    development and redevelopment;
     -    construction and reconstruction;
     -    financing;
     -    marketing;
     -    leasing and management; and
     -    information technologies.

With our expertise and in-house capabilities, we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in our target markets. Our ability to pursue attractive opportunities, however, may be constrained by capital market conditions that limit the availability of cost effective capital to finance these activities. We limited our acquisition activity in 1999 as compared to prior years due to these capital constraints, and we expect to direct most of our invested capital to new developments and redevelopments for the foreseeable future.

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

Our real estate investments as of March 1, 2000 consist primarily of stabilized operating apartment communities as well as communities in various stages of the development and redevelopment cycle and land or land options held for development. We classify these investments into the following categories:

                                                                Number of                                Number of
                                                               communities                            apartment homes
                                                               -----------                            ---------------
Current Communities                                                121                                     35,648
--------------------

        Stabilized Communities                                     117                                     34,193

                Established Communities:                            63                                     17,706
                        Northern California                         25                                      6,461
                        Southern California                          3                                        600
                        Mid-Atlantic                                18                                      5,259
                        Northeast                                   16                                      4,888
                        Midwest                                      1                                        498

                Other Stabilized Communities:                       54                                     16,487
                        Northern California                         10                                      2,988
                        Southern California                         13                                      4,476
                        Mid-Atlantic                                 4                                      1,240
                        Northeast                                   16                                      5,111
                        Midwest                                      7                                      1,717
                        Pacific Northwest                            4                                        955

        Lease-Up Communities                                         -                                          -

        Redevelopment Communities                                    4                                      1,455

Development Communities                                             12                                      3,173
-----------------------

Development Rights                                                  30                                      8,624  (*)
------------------

(*) Represents an estimate

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

          - Established Communities. Represents all Stabilized Communities owned by Avalon and, on a pro forma basis, those owned by Bay as of January 1, 1998, with stabilized operating costs as of January 1, 1998 such that a comparison of 1998 operating results to 1999 operating results is meaningful. Each of the Established Communities falls into one of the following six geographic areas:
               Northern California, Southern California, Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions. At December 31, 1999, there were no Established Communities in the Pacific Northwest. When used in connection with a comparison of 1998 and 1997 results, the term "Established Communities" refers to communities that were stabilized as of January 1, 1997.

          - Other Stabilized Communities. Represents Stabilized Communities as defined above, but which became stabilized or were acquired after January 1, 1998.

          Lease-Up Communities. Represents all communities where construction has been complete for less than one year and where occupancy has not reached at least 95%.

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

Of the Current Communities as of March 1, 2000, we own:

     - a fee simple, or absolute, ownership interest in 106 operating communities, one of which is on land subject to a 149 year land lease;
     - a general partnership interest in five partnerships that in the aggregate hold a fee simple interest in five other operating communities;
     - a general partnership interest in four partnerships structured as "DownREITs," as described more fully below, that own an aggregate of nine communities; and
     - a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in 11 of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community.

In each of the four partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions paid to the holders of units of limited partnership interests approximate the current AvalonBay common stock dividend rate. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption. In lieu of a cash redemption of a unit, we may elect to acquire any unit presented for redemption for one share of our common stock. As of December 31, 1999, there were 973,870 units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

At December 31, 1999, we had positioned our portfolio of Stabilized Communities, excluding communities owned by unconsolidated joint ventures, to an average physical occupancy level of 96.7%. Our strategy is to maximize total rental revenue through management of rental rates and occupancy levels. Our strategy of maximizing total rental revenue could lead to lower occupancy levels. Given the current high occupancy level of our portfolio, we believe that any rental revenue and net income gains from our Established Communities would be achieved primarily through higher rental rates and the lower average operating costs per apartment home that result from economies of scale due to national and regional growth of our portfolio.

We elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and we have not revoked that election. We were incorporated under the laws of the State of California in 1978, and we were reincorporated in the State of Maryland in July 1995. Our principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia, 22314, and our telephone number at that location is (703) 329-6300. We also maintain regional offices and administrative or specialty offices in or near the following cities:

     -    San Jose, California;
     -    Wilton, Connecticut;
     -    Boston, Massachusetts;
     -    Chicago, Illinois;
     -    Los Angeles, California;
     -    Minneapolis, Minnesota;
     -    Newport Beach, California;
     -    New York, New York;
     -    Princeton, New Jersey; and
     -    Seattle, Washington.

Recent Developments

Sales of Existing Communities. During 1998, we completed a strategic planning effort that resulted in our decision to increase our geographical concentration in selected high barrier-to-entry markets where we believe we can:

     - apply sufficient market and management presence to enhance revenue growth;
     -    reduce operating expenses; and
     -    leverage management talent.

To effect this increased concentration, we adopted an aggressive capital redeployment strategy and are selling assets in markets where our current presence is limited. We intend to redeploy the proceeds from sales to develop and redevelop communities currently under construction or reconstruction. Pending such redeployment, the proceeds from the sale of these communities will be used to repay amounts outstanding under our variable rate unsecured credit facility. Accordingly, we sold seven communities with an aggregate of 2,039 apartment homes in connection with our capital redeployment strategy in 1998. The net proceeds from these sales totaled $73,900,000. In 1999, we sold 16 communities with an aggregate of 4,464 apartment homes. Net proceeds from these sales totaled $255,618,000. In addition, during 1999 we sold a participating mortgage note secured by an apartment home community for net proceeds of $25,300,000. Since January 1, 2000, we have sold one additional community containing 360 apartment homes in connection with our capital redeployment strategy. The net proceeds from the sale of this community were approximately $29,325,000. We intend to dispose of additional assets as described more fully under "Future Financing and Capital Needs."

Development, Redevelopment and Acquisition Activities. We began the development of eight new communities during 1999. These communities are expected to contain a total of 2,246 apartment homes upon completion, and the total investment, including land acquisition costs, is projected to be approximately $366,100,000. Also, we completed the development of ten new communities containing a total of 2,335 apartment homes for a total investment of $391,600,000.

We also acquired three land parcels during 1999 on which construction has not yet commenced. We expect to develop three new communities containing a total of 878 apartment homes on these parcels. The total investment in these communities, including land acquisition costs of $22,078,000, is projected to be approximately $111,300,000.

We completed the redevelopment of thirteen communities during 1999 for a total investment in redevelopment (i.e. excluding acquisition costs) of $77,300,000.

We acquired one community, containing 224 apartment homes, during 1999 for approximately $25,750,000, including 117,178 units of limited partnership in a DownREIT partnership valued at $4,614,000. We acquired this community in connection with a forward purchase agreement signed in 1997 with an unaffiliated party.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with expectations. See "Risks of Development and Redevelopment" in Part I of this Form 10-K for our discussion of these and other risks inherent in developing or redeveloping communities.

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

A comparison of our operating results for the years ended December 31, 1999 and December 31, 1998 as well as a comparison of our operating results for the years ended December 31, 1998 and December 31, 1997 follows.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

Net income available to common stockholders increased $37,094,000 (38.9%) to $132,497,000 for the year ended December 31, 1999 compared to $95,403,000 for the preceding year. Excluding non-recurring charges, gain on sale of communities and extraordinary items, net income available to common stockholders increased by $31,808,000 for the year ended December 31, 1999 compared to the preceding year. The increase in net income, as adjusted, for the year ended December 31, 1999 is primarily attributable to additional operating income from additional communities attributable to the merger. Additional operating income from newly developed or redeveloped communities and growth in operating income from Established Communities also contributed to the increase in net income.

Rental income increased $133,187,000 (36.0%) to $503,132,000 for the year ended December 31, 1999 compared to $369,945,000 for the preceding year. The increase is primarily attributable to additional revenue from additional communities attributable to the merger and secondarily to newly developed and redeveloped communities, partially offset by the sale of communities in 1998 and 1999.

     Overall Portfolio - The $133,187,000 increase in rental income is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 28,333 apartment homes for the year ended December 31, 1998 to 33,726 apartment homes for the year ended December 31, 1999 primarily as a result of the additional apartment homes from additional communities attributable to the merger being part of the portfolio for all of 1999 and the development, redevelopment and acquisition of new communities, offset by the sale of communities in 1998 and 1999. For the year ended December 31, 1999, the weighted average monthly revenue per occupied apartment home increased $160 (14.8%) to $1,242 compared to $1,082 for the preceding year, which is primarily attributable to the development of new upscale apartment communities in premium locations, the sale of communities with lower average rents as well as the merger. These apartment communities were funded in part from the proceeds of communities sold in markets where rental rates are lower.

     Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1998 - Rental revenue increased $10,114,000 (4.1%) for the year ended December 31, 1999 compared to the preceding year. The increase is due to market conditions that allowed for higher average rents that were partially offset by lower economic occupancy levels. For the year ended December 31, 1999, weighted average monthly revenue per occupied apartment home increased $52 (4.4%) to $1,226 compared to $1,174 for the preceding year. The average economic occupancy decreased from 96.9% for the year ended December 31, 1998 to 96.6% for the year ended December 31, 1999. Regions showing occupancy gains include the Mid-Atlantic, with an increase from 96.8% for the year ended December 31, 1998 to 97.1% for the year ended December 31, 1999, and the Midwest, with an increase from 97.1% for the year ended December 31, 1998 to 97.2% for the year ended December 31, 1999. Occupancy decreased in Northern California from 97.1% for the year ended December 31, 1998 to 96.2% for the year ended December 31, 1999 primarily due to softening in sub-markets dependent on Silicon Valley employment.

Management fees decreased $201,000 to $1,176,000 for the year ended December 31, 1999 compared to $1,377,000 for the preceding year. Management fees represent revenue from third-party contracts. We anticipate that management and development fees will increase over the next several years due to the receipt of fees pursuant to joint venture arrangements.

Operating expenses, excluding property taxes increased $29,826,000 (28.6%) to $134,172,000 for the year ended December 31, 1999 compared to $104,346,000 for the preceding year.

     Overall Portfolio - The increase for the year ended December 31, 1999 is primarily due to additional operating expenses from additional communities attributable to the merger and secondarily due to the addition of newly developed, redeveloped and acquired apartment homes, partially offset by the sale of communities in 1998 and 1999. Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1998 - Operating expenses increased $1,821,000 (3.7%) to $50,912,000 for the year ended December 31, 1999 compared to $49,091,000 for the preceding year. The net changes are the result of higher redecorating, maintenance, payroll and administrative costs offset by lower utility, marketing, and insurance costs.

Property taxes increased $10,926,000 (34.4%) to $42,701,000 for the year ended December 31, 1999 compared to $31,775,000 for the preceding year.

     Overall Portfolio - The increase for the year ended December 31, 1999 is primarily due to additional expenses from additional communities attributable to the merger and secondarily due to the addition of newly developed, redeveloped or acquired apartment homes, partially offset by the sale of communities in 1998 and 1999. Property taxes on Development and Redevelopment

     Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1998 - Property taxes decreased $30,000 (0.1%) to $21,197,000 for the year ended December 31, 1999 compared to $21,227,000 for the preceding year. The decrease is primarily a result of revised base year tax assessments for previously renovated communities which resulted in supplemental taxes that were lower than those than originally projected.

Interest expense increased $20,049,000 (36.7%) to $74,699,000 for the year ended December 31, 1999 compared to $54,650,000 for the preceding year. The increase is primarily attributable to approximately $600 million of debt assumed in connection with the merger and the issuance of $625,000,000 of unsecured notes during 1999 and 1998, offset by an increase in capitalized interest.

Depreciation and amortization increased $32,385,000 (41.9%) to $109,759,000 for the year ended December 31, 1999 compared to $77,374,000 for the preceding year. The increase is attributable primarily to additional expense from additional communities attributable to the merger and secondarily to newly developed and redeveloped communities, partially offset by the sale of communities in 1998 and 1999.

General and administrative increased $378,000 (4.1%) to $9,502,000 for the year ended December 31, 1999 compared to $9,124,000 for the preceding year. The increase is impacted by additional overhead from the combination of the two companies and related organizational structures, partially offset by a reorganization in February 1999 that reduced the management structure of the merged company.

Equity in income of unconsolidated joint ventures increased $229,000 (8.7%) to $2,867,000 for the year ended December 31, 1999 compared to $2,638,000 for the preceding year. Equity in income of unconsolidated joint ventures represents our share of income from joint ventures.

Interest income increased $3,854,000 (109.9%) to $7,362,000 for the year ended December 31, 1999 compared to $3,508,000 for the preceding year. These increases are primarily from an increase in interest from participating mortgage notes, including the Fairlane Woods participating mortgage note acquired in the third quarter of 1998. The Fairlane Woods promissory note was sold in the fourth quarter of 1999.

Gain on sale of communities increased $21,823,000 to $47,093,000 for the year ended December 31, 1999 compared to $25,270,000 for the preceding year. The increase is due to an increase in the number of communities sold during 1999 as compared to 1998 as a result of the disposition strategy we implemented in the third quarter of 1998.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

Net income available to common stockholders increased $50,143,000 (110.8%) to $95,403,000 for the year ended December 31, 1998 compared to $45,260,000 for the preceding year. Excluding gain on sale of communities and extraordinary items, net income available to common stockholders increased by $24,612,000 (53.8%) for the year ended December 31, 1998 compared to the preceding year. The increase in net income, as adjusted, for the year ended December 31, 1998 is attributable primarily to gains from increased community sales, additional operating income from additional communities attributable to the merger, and additional operating income from communities developed, redeveloped or acquired during 1998 and 1997 as well as growth in operating income from Established Communities.

Rental income increased $200,503,000 (118.3%) to $369,945,000 for the year ended December 31, 1998 compared to $169,442,000 for the preceding year. The increase is attributable primarily to additional revenue from additional communities attributable to the merger and secondarily to developed, redeveloped and acquired communities in 1998 and 1997.

     Overall Portfolio - The $200,503,000 increase in rental income is primarily due to increases in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 13,949 apartment homes for the year ended December 31, 1997 to 28,333 apartment homes for the year ended December 31, 1998 primarily as a result of additional apartment homes from additional communities attributable to the merger, as well as the development, redevelopment and acquisition of new communities. For the year ended December 31, 1998, the weighted average monthly revenue per occupied apartment home increased $74 (7.3%) to $1,082 compared to $1,008 for the preceding year.

     Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1997 - Rental revenue increased $11,318,000 (6.2%) for the year ended December 31, 1998 compared to the preceding year. The increase is due to market conditions that allowed for higher average rents, with relatively stable economic occupancy levels. For the year ended December 31, 1998, weighted average monthly revenue per occupied apartment home increased $61 (6.2%) to $1,048 compared to $987 for the preceding year. Beginning in October 1998, the Northern California sub-markets that are primarily dependent on Silicon Valley employment softened. These sub-markets have experienced reduced rental rate growth and occupancy declines as compared to other Northern California sub-markets and our other markets as a whole.

Management fees increased $348,000 (33.8%) to $1,377,000 for the year ended December 31, 1998 compared to $1,029,000 for the preceding year. Management fees represent revenue from third-party contracts. The increase is primarily due to certain third-party management contracts acquired in connection with the purchase of a portfolio of assets in December 1997.

Operating expenses, excluding property taxes increased $57,067,000 (120.7%) to $104,346,000 for the year ended December 31, 1998 compared to $47,279,000 for the preceding year.

     Overall Portfolio - The increase for the year ended December 31, 1998 is primarily due to additional operating expenses from additional communities attributable to the merger and secondarily due to the addition of newly developed, redeveloped and acquired apartment homes. Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1997 - Operating expenses increased $1,711,000 (4.2%) to $42,395,000 for the year ended December 31, 1998 compared to $40,684,000 for the preceding year. The net changes are the result of higher payroll and maintenance costs, offset by lower utility, administrative and insurance costs. Lower insurance costs are directly attributable to better pricing and risk sharing provided by the merger.

Property taxes increased $17,346,000 (120.2%) to $31,775,000 for the year ended December 31, 1998 compared to $14,429,000 for the preceding year.

     Overall Portfolio - The increase for the year ended December 31, 1998 is primarily due to additional expense from additional communities attributable to the merger and secondarily to the addition of newly developed, redeveloped or acquired apartment homes. Property taxes on Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1997 - Property taxes increased $535,000 (3.6%) to $15,265,000 for the year ended December 31, 1998 compared to $14,730,000 for the preceding year. The increase is primarily the result of increased assessments of property values and increased property tax rates on the Mid-Atlantic, Northeast and Midwest communities as well as lower than estimated property tax assessments for our Northern and Southern California communities that resulted in a reduction in 1997 of previously accrued expenses.

Interest expense increased $37,673,000 (221.9%) to $54,650,000 for the year ended December 31, 1998 compared to $16,977,000 for the preceding year. The increase is primarily attributable to $600 million of debt assumed in connection with the merger and secondarily to the issuance of unsecured notes in 1998 and 1997.

Depreciation and amortization increased $48,261,000 (165.8%) to $77,374,000 for the year ended December 31, 1998 compared to $29,113,000 for the preceding year. The increase is primarily attributable to additional expense from additional communities attributable to the merger and secondarily to developed, redeveloped and acquired communities in 1998 and 1997.

General and administrative increased $4,031,000 (79.1%) to $9,124,000 for the year ended December 31, 1998 compared to $5,093,000 for the preceding year. The increase is primarily due to the combination of the two companies and related increase in portfolio size.

Equity in income of unconsolidated joint ventures decreased $3,051,000 (53.6%) to $2,638,000 for the year ended December 31, 1998 compared to $5,689,000 for the preceding year. Equity in income of unconsolidated joint ventures represents our share of income from joint ventures. The decrease is primarily due to non-recurring income from the Avalon Grove joint venture in which we were allocated 100% of the lease-up period income prior to the formation of the partnership in December 1997.

Interest income increased $2,162,000 (160.6%) to $3,508,000 for the year ended December 31, 1998 compared to $1,346,000 for the preceding year. The increase is primarily due to an increase in interest from participating mortgage notes, including the Fairlane Woods promissory note acquired in August 1998.

Gain on sale of communities increased $24,593,000 to $25,270,000 for the year ended December 31, 1999 compared to $677,000 for the preceding year. The increase in the gain on sale of communities is a result of the disposition strategy we implemented in the third quarter of 1998.

Capitalization of Fixed Assets and Community Improvements

Our policy with respect to capital expenditures is generally to capitalize only non-recurring expenditures. We capitalize improvements and upgrades only if the item:

     -    exceeds $15,000;
     -    extends the useful life of the asset; and
     - is not related to making an apartment home ready for the next resident.

Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include the following:

     -    carpet and appliance replacements;
     -    floor coverings;
     -    interior painting; and
     -    other redecorating costs.

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. The application of these policies for the year ended December 31, 1999 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $207 per apartment home. For the year ended December 31, 1999, we charged to maintenance expense, including carpet and appliance replacements, a total of approximately $32,411,000 for Stabilized Communities or $1,213 per apartment home. We anticipate that capitalized costs per apartment home will gradually rise as the average age of our communities increases.

Liquidity and Capital Resources

Liquidity. The primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by:

     -    the number of apartment homes;
     -    rental rates;
     -    occupancy levels; and
     -    our expenses with respect to these apartment homes.

The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, particularly to changes in interest rates that are charged to us as changes in interest rates affect our decision as to whether to issue debt securities, borrow money and invest in real estate. Thus, changes in the capital markets environment will affect our plans for the undertaking of construction and development as well as acquisition activity.

Cash and cash equivalents decreased from $8,890,000 at December 31, 1998 to $7,621,000 at December 31, 1999 due to the excess of cash used in investing and financing activities over cash provided by operating activities.

     Net cash provided by operating activities increased by $56,588,000 from $193,478,000 for the year ended December 31, 1998 to $250,066,000 for the year ended December 31, 1999. The increase is primarily from additional operating cash flow from additional communities attributable to the merger, which were part of our portfolio for all of 1999 and the development, redevelopment and acquisition of new communities, offset by the loss of cash flow from communities sold in 1998 and 1999.

     Net cash used in investing activities decreased by $353,066,000 from $617,685,000 for the year ended December 31, 1998 to $264,619,000 for the year ended December 31, 1999. This decrease in expenditures reflects increased sales of communities and decreased acquisitions, offset by increased construction and reconstruction activity. The decrease in acquisitions is attributable to a shift in our investment focus away from acquisitions and towards development opportunities that offer higher projected yields, primarily in response to the lack of available properties that meet our increased yield requirements combined with a decrease in the availability of cost-effective capital.

     Net cash provided by financing activities decreased by $413,091,000 from $426,375,000 for the year ended December 31, 1998 to $13,284,000 for the year ended December 31, 1999. The decrease is primarily due to our development activities increasingly being funded through the sale of existing communities as opposed to incurring debt or selling equity, which reflects a reduction in our use of debt financing as opposed to other sources of financing in response to market conditions. Also, dividends paid increased as a result of additional common and preferred shares issued in connection with the merger.

Cash and cash equivalents increased from $6,722,000 at December 31, 1997 to $8,890,000 at December 31, 1998 due to the excess of cash provided by financing and operating activities over cash flow used in investing activities.

     Net cash provided by operating activities increased by $99,829,000 from $93,649,000 for the year ended December 31, 1997 to $193,478,000 for the year ended December 31, 1998 primarily due to an increase in operating income from additional communities attributable to the merger as well as increased operating income from existing communities.

     Net cash used in investing activities increased $196,265,000 from $421,420,000 for the year ended December 31, 1997 to $617,685,000 for the year ended December 31, 1998. This increase primarily reflects increased construction and reconstruction activity, offset by community sales.

     Net cash provided by financing activities increased by $106,123,000 from $320,252,000 for the year ended December 31, 1997 to $426,375,000 for the year ended December 31, 1998 primarily due to an increase in our use of debt financing as opposed to other sources of financing to fund acquisitions and construction and reconstruction activity. The increase is also offset by an increase in dividends paid as a result of additional common and preferred shares issued in connection with the merger.

We regularly review our short and long-term liquidity needs and the adequacy of Funds from Operations, as defined below, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

     -    normal recurring operating expenses;
     -    debt service payments;
     - the distributions required with respect to our series of preferred stock;
     - the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986; and
     - development and redevelopment activity in which we are currently engaged.

We anticipate that we can fully satisfy these needs from a combination of cash flows provided by operating activities and capacity under the unsecured facility. We anticipate that we can satisfy any short-term liquidity needs not satisfied by current operating cash flows from our unsecured revolving credit facility.

We believe our principal long-term liquidity needs are the repayment of medium and long-term debt, as well as the procurement of long-term debt to refinance construction and other development related short-term debt. We anticipate that no significant portion of the principal of any indebtedness will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness, it will be necessary for us to refinance this debt. This refinancing may be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. We also anticipate having significant retained cash flow in each year so that when a debt obligation matures, some or all of each maturity can be satisfied from this retained cash. Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

Capital Resources. We intend to match the long-term nature of our real estate assets with long-term cost effective capital to the extent permitted by prevailing market conditions. We have raised approximately $950 million, on a pro forma basis to reflect the merger, in capital markets offerings since January 1998. The following table summarizes capital market activity for both Avalon and the Company since January 1, 1998:

     Date                        Company                Description of Offerings
     ------------------------------------------------------------------------------------------------------------
     January 1998                Avalon                 $100 million unsecured notes offering
     January 1998                Avalon                 $26.9 million direct placement of common stock to
                                                        an institutional investor
     January 1998                  Bay                  $150 million unsecured notes offering
     April 1998                    Bay                  $46.5 million public offering of Common Stock
     July 1998                   AvalonBay              $250 million unsecured notes offering
     October 1998                AvalonBay              $100 million public offering of Series H Cumulative
                                                        Redeemable Preferred Stock
     January 1999                AvalonBay              $125 million medium term notes offering
     July 1999                   AvalonBay              $150 million medium term notes offering

We follow a focused strategy to help facilitate uninterrupted access to capital. This strategy includes:

1. Hiring, training and retaining associates with a strong resident service focus, which should lead to higher rents, lower turnover and reduced operating costs;

2. Managing, acquiring and developing upscale communities in dense locations where the availability of zoned and entitled land is limited to provide consistent, sustained earnings growth;

3. Operating in markets with growing demand, as measured by household formation and job growth, and high barriers-to-entry. We believe these characteristics generally combine to provide a favorable demand-supply balance, which we believe will create a favorable environment for future rental rate growth while protecting existing and new communities from new supply. We expect this strategy to result in a high level of quality to the revenue stream;

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

Unsecured Facility

Our unsecured revolving credit facility is furnished by a consortium of banks and provides $600,000,000 in short-term credit. We pay these banks an annual facility fee of $900,000 in equal quarterly installments. The unsecured facility bears interest at varying levels tied to the London Interbank Offered Rate (LIBOR) based on ratings levels achieved on our unsecured notes and on a maturity selected by us. The current stated pricing is LIBOR plus 0.6% per annum. The unsecured facility matures in July 2001, however we have two one-year extension options. Therefore, subject to certain conditions, we may extend the maturity to July 2003. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus .50% for balances most recently placed under the competitive bid option. At March 1, 2000, $203,500,000 was outstanding, $75,481,000 was used to provide letters of credit and $321,019,000 was available for borrowing under the unsecured facility. We intend to use borrowings under the unsecured facility for:

     -    capital expenditures;
     -    construction, development and redevelopment costs;
     -    acquisitions of developed or undeveloped communities;
     -    credit enhancement for tax-exempt bonds; and
     -    working capital purposes.

Interest Rate Protection Agreements

We are not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on approximately $190 million of our variable rate tax-exempt indebtedness. We intend, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate, and we have engaged a consultant to assist in managing our interest rate risks and exposure.

Financing Commitments/Transactions Completed

In January 1999, we issued $125,000,000 of medium-term unsecured notes bearing interest at 6.58% and maturing in February 2004. Semi-annual interest payments are payable on February 15 and August 15. The net proceeds of approximately $124,000,000 were used to repay amounts outstanding under our unsecured facility.

In July 1999, we issued $150,000,000 of unsecured notes bearing interest at 7.50% and maturing in August 2009. Semi-annual interest payments are payable on February 1 and August 1. The net proceeds of approximately $148,400,000 were used to repay amounts outstanding under our unsecured facility.

In October 1999, we completed a refinancing of approximately $18,755,000 of variable rate tax-exempt bonds. The bonds have a maturity date of May 1, 2026, are fully amortizing and are credit enhanced by the Federal National Mortgage Association (Fannie Mae).

During January 2000, the Company entered into a joint venture agreement with an entity controlled by Multi-Employer Development Partners (MEDP) to develop Avalon on the Sound, a 412 apartment high rise community in New Rochelle, New York, with total capitalized costs estimated to be $93,300,000. The terms of the limited liability company operating agreement contemplate a long-term capital structure comprised of 60% equity and 40% debt. Equity contributions will be funded 25% by AvalonBay and 75% by MEDP. Construction financing that converts to long-term financing following completion of construction will provide the debt capital. Operating cash flow will be distributed 25% to AvalonBay and 75% to MEDP until each receives a 9% return on invested capital. Thereafter, operating cash flow will be distributed equally to AvalonBay and MEDP. Upon a sale to a third party, cash is distributed first to each partner until capital contributions are recovered. Thereafter, sales proceeds are distributed based upon achievement of certain internal rate of return levels. Distributions that result in an internal rate of return to MEDP and the Company of 12-15% are made 40% to AvalonBay and 60% to MEDP. Thereafter, sales proceeds are distributed equally to AvalonBay and MEDP. After three years following completion of construction, buy-sell provisions are in effect. AvalonBay will receive construction, development and management fees for services rendered to the joint venture.

Registration Statements Filed in Connection with Financings

On August 18, 1998, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the sale of up to $750,000,000 of securities. The registration statement provides for the issuance of common stock, preferred stock and debt securities.

Future Financing and Capital Needs

As of December 31, 1999, we had 21 new communities under construction either by us or by unaffiliated third parties with whom we have entered into forward purchase commitments. As of December 31, 1999, a total estimated cost of $295,071,000 remained to be invested in these communities. In addition, we had four other communities under reconstruction, for which an estimated $71,209,000 remained to be invested as of December 31, 1999.

Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction will be funded from:

     - the remaining capacity under our $600,000,000 unsecured credit facility;
     -    the net proceeds from sales of existing communities;
     - retained operating cash; and/or the issuance of debt or equity securities.

We expect to continue to fund deferred development costs related to future developments from retained operating cash and borrowings under the unsecured facility. We believe these sources of capital will be adequate to take the proposed communities to the point in the development cycle where construction can begin.

We have observed and been impacted by a reduction in the availability of cost effective capital beginning in the third quarter of 1998. We cannot assure you that cost effective capital will be available to meet future expenditures required to begin planned reconstruction activity or the construction of the Development Rights. Before planned reconstruction activity or the construction of a Development Right begins, we intend to arrange adequate capital sources to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pursuit costs and forego reconstruction activity; in such event, we will not realize the increased revenues and earnings that we expected from such pursuits, and the related write-off of costs will increase current period expenses and reduce FFO.

To meet the balance of our liquidity needs, we will need to arrange additional capacity under our existing unsecured facility, sell additional existing communities and/or issue additional debt or equity securities. While we believe we have the financial position to expand our short term credit capacity and support our capital markets activity, we cannot assure you that we will be successful in completing these arrangements, offerings or sales. The failure to complete these transactions on a cost-effective basis could have a material adverse impact on our operating results and financial condition, including the abandonment of deferred development costs and a resultant charge to earnings.

During 1998, the Company determined that it would pursue a disposition strategy for certain assets in markets that did not meet its long-term strategic direction. Under this program, we solicit competing bids from unrelated parties for these individual assets, and consider the sales price and tax ramifications of each proposal. In connection with this disposition program, we disposed of seven communities in 1998 for aggregate net proceeds of approximately $73,900,000. We have disposed of an additional 17 communities and a participating mortgage note since January 1, 1999. The net proceeds from the sale of these assets were approximately $310,243,000. We intend to actively seek buyers for the remaining communities held for sale. However, we cannot assure you that these assets can be sold on terms that we consider satisfactory.

The remaining assets that we have identified for disposition include land, buildings and improvements and furniture, fixtures and equipment. Total real estate, net of accumulated depreciation, of all communities identified for sale at December 31, 1999 totaled $164,758,000. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid from our net sales proceeds. Our Consolidated Statements of Operations include net income from the communities held for sale of $11,361,000 for the year ended December 31, 1999. Our Consolidated Statements of Operations include net income from the communities held for sale for the year ended December 31, 1998 of $10,262,000, or $10,724,000 on a pro forma basis assuming the merger had occurred on January 1, 1998.

Because the proceeds from the sale of communities are used initially to reduce borrowings under our unsecured facility, the immediate effect of a sale of a community is to reduce Funds from Operations. This is because the yield on a community that is sold exceeds the interest rate on the borrowings that are repaid from such net proceeds. Therefore, changes in the number and timing of dispositions, and the redeployment of the resulting net proceeds, may have a material and adverse effect on our Funds from Operations.

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured facility:

                                                               (Dollars in thousands)

                                     ALL-IN   PRINCIPAL    BALANCE OUTSTANDING
                                    INTEREST   MATURITY  ----------------------- ---------- ---------- ---------- ------------
        COMMUNITY                   RATE (1)     DATE      12-31-98    12-31-99     2000       2001       2002        2003
---------------------------------- ---------- ---------- ----------- ----------- ---------- ---------- ---------- ------------
TAX-EXEMPT BONDS
  FIXED RATE
    Canyon Creek                     6.48%      Jun-25   $   38,052   $   37,535   $   554   $    594   $     637  $      684
    Waterford                        5.88%      Aug-14       33,100       33,100        --         --          --          --
    City Heights                     5.80%      Jun-25       20,496       20,263       250        268         288         308
    CountryBrook                     7.87%      Mar-12       19,568       19,264       330        357         386         417
    Villa Mariposa                   5.88%      Mar-17       18,300       18,300        --         --          --          --
    Sea Ridge                        6.48%      Jun-25       17,261       17,026       251        270         289         310
    Foxchase I                       5.88%      Nov-07       16,800       16,800        --         --          --          --
    Barrington Hills                 6.48%      Jun-25       13,020       12,843       190        203         218         234
    Rivershore                       6.48%      Nov-22       10,162           --        --         --          --          --
    Foxchase II                      5.88%      Nov-07        9,600        9,600        --         --          --          --
    Fairway Glen                     5.88%      Nov-07        9,580        9,580        --         --          --          --
    Crossbrook                       6.48%      Jun-25        8,382        8,273       117        126         136         146
    Larkspur Canyon                  5.50%      Jun-25        7,530        7,445        91         98         105         112
    Avalon View                      7.55%      Aug-24       19,085       18,795       330        350         373         397
    Avalon at Lexington              6.56%      Feb-25       14,843       14,602       255        271         288         307
    Avalon Knoll                     6.95%      Jun-26       13,755       13,580       187        200         214         230
    Avalon at Dulles                 7.04%      Jul-24       12,360       12,360        --         --          --          --
    Avalon Fields                    7.57%      May-27       11,881       11,756       147        157         169         180
    Avalon at Hampton II             7.04%      Jul-24       11,550           --        --         --          --          --
    Avalon at Symphony Glen          7.06%      Jul-24        9,780        9,780        --         --          --          --
    Avalon West                      7.73%      Dec-36        8,681        8,632        53         57          61          65
    Avalon Landing                   6.85%      Jun-26        6,809        6,721        95        101         108         116
                                                        ------------ ------------ --------- ---------- ----------- -----------
                                                            330,595      306,255     2,850      3,052       3,272       3,506
  VARIABLE RATE
    Avalon Devonshire                           Dec-25       27,305       27,305        --         --          --          --
    Avalon at Fairway Hills I                   Jun-26       11,500       11,500        --         --          --          --
    Laguna Brisas                               Mar-09       10,400       10,400        --         --          --          --
    Avalon at Hampton I                         Jun-26        8,060           --        --         --          --          --
    Avalon Ridge                                May-26           --       18,755        --         --          --          --
                                                        ------------ ------------ --------- ---------- ----------- -----------
                                                             57,265       67,960        --         --          --          --
CONVENTIONAL LOANS:
  FIXED RATE
    $100 Million  Unsecured Notes   7.375%      Sep-02      100,000      100,000        --         --     100,000          --
    $100 Million  Unsecured Notes   6.625%      Jan-05      100,000      100,000        --         --          --          --
    $110 Million  Unsecured Notes   6.875%      Dec-07      110,000      110,000        --         --          --          --
    $50 Million  Unsecured Notes     6.25%      Jan-03       50,000       50,000        --         --          --      50,000
    $50 Million  Unsecured Notes     6.50%      Jan-05       50,000       50,000        --         --          --          --
    $50 Million  Unsecured Notes    6.625%      Jan-08       50,000       50,000        --         --          --          --
    $100 Million  Unsecured Notes    6.50%      Jul-03      100,000      100,000        --         --          --     100,000
    $150 Million  Unsecured Notes    6.80%      Jul-06      150,000      150,000        --         --          --          --
    $125 Million Medium Term Notes   6.58%      Feb-04           --      125,000        --         --          --          --
    $150 Million Medium Term Notes   7.50%      Jul-09           --      150,000        --         --          --          --
    Governor's Square                7.65%      Aug-04       14,064       13,923       153        165         178         193
    The Arbors                       7.25%      May-04       12,870       12,870        --         --          --          --
    Gallery Place                    7.31%      May-01       11,486       11,272       230     11,042          --          --
    Cedar Ridge                      6.50%      Jul-99        1,000           --        --         --          --          --
    Avalon Walk II                   8.93%      Nov-04       12,762       12,541       241        264         288         315
    Avalon Pines                     8.00%      Dec-03        5,329        5,226       121        131         142       4,832
                                                        ------------ ------------ --------- ---------- ----------- -----------
                                                            767,511    1,040,832       745     11,602     100,608     155,340
  VARIABLE RATE-NONE                                             --           --        --         --          --          --
                                                        ------------ ------------ --------- ---------- ----------- -----------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY           $1,155,371   $1,415,047   $ 3,595   $ 14,654   $ 103,880   $ 158,846
                                                        ============ ============ ========= ========== =========== ===========




                                                    ----------- -----------
        COMMUNITY                                      2004     THEREAFTER
----------------------------------                  ----------- -----------
TAX-EXEMPT BONDS
  FIXED RATE
    Canyon Creek                                     $     733   $  34,333
    Waterford                                               --      33,100
    City Heights                                           331      18,818
    CountryBrook                                           451      17,323
    Villa Mariposa                                          --      18,300
    Sea Ridge                                              332      15,574
    Foxchase I                                              --      16,800
    Barrington Hills                                       251      11,747
    Rivershore                                              --          --
    Foxchase II                                             --       9,600
    Fairway Glen                                            --       9,580
    Crossbrook                                             157       7,591
    Larkspur Canyon                                        121       6,918
    Avalon View                                            425      16,920
    Avalon at Lexington                                    326      13,155
    Avalon Knoll                                           246      12,503
    Avalon at Dulles                                        --      12,360
    Avalon Fields                                          193      10,910
    Avalon at Hampton II                                    --          --
    Avalon at Symphony Glen                                 --       9,780
    Avalon West                                             70       8,326
    Avalon Landing                                         124       6,177
                                                    ----------- -----------
                                                         3,760     289,815
  VARIABLE RATE
    Avalon Devonshire                                       --      27,305
    Avalon at Fairway Hills I                               --      11,500
    Laguna Brisas                                           --      10,400
    Avalon at Hampton I                                     --          --
    Avalon Ridge                                            --      18,755
                                                    ----------- -----------
                                                            --      67,960
CONVENTIONAL LOANS:
  FIXED RATE
    $100 Million  Unsecured Notes                           --          --
    $100 Million  Unsecured Notes                           --     100,000
    $110 Million  Unsecured Notes                           --     110,000
    $50 Million  Unsecured Notes                            --          --
    $50 Million  Unsecured Notes                            --      50,000
    $50 Million  Unsecured Notes                            --      50,000
    $100 Million  Unsecured Notes                           --          --
    $150 Million  Unsecured Notes                           --     150,000
    $125 Million Medium Term Notes                     125,000          --
    $150 Million Medium Term Notes                          --     150,000
    Governor's Square                                   13,234          --
    The Arbors                                          12,870          --
    Gallery Place                                           --          --
    Cedar Ridge                                             --          --
    Avalon Walk II                                      11,433          --
    Avalon Pines                                            --          --
                                                    ----------- -----------
                                                       162,537     610,000
  VARIABLE RATE-NONE                                        --          --
                                                    ----------- -----------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY       $ 166,297   $ 967,775
                                                    =========== ===========

(1) Includes credit enhancement fees, facility fees, trustees, etc.

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

Year 2000 Compliance

The Year 2000 compliance issue arose out of concerns that computer systems would be unable to accurately calculate, store or use a date after December 31, 1999. It was widely believed that this inability could result in a system failure causing disruptions of operations or creating erroneous results. The Year

2000 issue affected virtually all companies and organizations, and could have potentially affected both information technology and non-information technology systems.

In the normal course of business, we completed the replacement and upgrade of our existing hardware and software information systems, resulting in Year 2000 compliance. The vendor that provided our previous accounting software has a compliant version of its product, but growth in our operations required a general ledger system with scope and functionality that is not present in either the system we previously used or the Year 2000 compliant version of that system. Accordingly, we replaced that general ledger system with an enhanced system that provides increased functionality. The implementation of the new general ledger system was completed July 1, 1999, and there have been no apparent effects from the Year 2000 issue. We have not treated the cost of this new system as a Year 2000 expense because the implementation date was not accelerated due to Year 2000 compliance concerns. The cost of the new general ledger system, after considering anticipated efficiencies provided by the new system, has not had a material effect, either beneficial or adverse, on our financial condition or results of operations.

We also took action to ensure the compliance of our non-information embedded systems, such as security, heating and cooling, and fire and elevator systems, at each community. We are not aware of any non-information embedded systems at our communities that have functioned improperly as a result of the Year 2000 issue.

The total costs incurred to become Year 2000 compliant for all potentially affected systems was approximately $706,000, which was less than our budgeted cost of completion.

We did not delay any information technology or non-information technology projects due to our Year 2000 compliance efforts.

Funds from Operations

For the year ended December 31, 1999, FFO increased to $212,840,000 from $148,487,000 for the year ended December 31, 1998. FFO for the year ended December 31, 1998 reflects the operating results for Avalon through June 4, 1998 and for the combined company after that date.

We generally consider Funds from Operations, or FFO, to be an appropriate measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures. We believe that to understand our operating results, FFO should be examined with net income as presented in the consolidated financial statements included elsewhere in this report. FFO is determined based on a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R), and is defined as:

     - net income or loss computed in accordance with GAAP, except that excluded from net income or loss are gains or losses from debt restructuring, other non-recurring items and sales of property;
     -    plus depreciation of real estate assets; and
     -    after adjustments for unconsolidated partnerships and joint ventures.

FFO does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered an alternative to net income as an indication of our performance. FFO should also not be considered an alternative to net cash flows from operating activities as determined by GAAP as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. Further, FFO as calculated by other REITs may not be comparable to our calculation of FFO.

For the year ended December 31, 1999, FFO increased to $212,840,000 from $148,487,000 for the preceding year. This increase is primarily from additional communities attributable to the merger and secondarily due to the completion of new development and redevelopment communities. Growth in earnings from Established Communities also contributed to the increase.

FFO for the three months and twelve months ended December 31, 1999 and 1998 respectively are summarized as follows, with cash flows from operating, investing and financing activities provided for comparison purposes (dollars in thousands):

                                                                Years ended
                                                  -------------------------------------
                                                        12-31-99            12-31-98
                                                  --------------------   --------------
   Net income available to common stockholders       $    132,497        $     95,403
   Depreciation (real estate assets)                      107,928              75,614
   Joint venture adjustments                                  751                 725
   Minority interest expense                                1,975               1,770
   Gain on sale of communities                            (47,093)            (25,270)
   Non-recurring adjustments to net income:
        Non-recurring charges (1)                          16,782                  --
   Extraordinary items                                         --                 245
                                                     ------------        ------------
   Funds from Operations available to common
   stockholders                                      $    212,840        $    148,487
                                                     ============        ============

   Net cash provided by operating activities         $    250,066        $    193,478
                                                     ============        ============
   Net cash used in investing activities             $   (264,619)       $   (617,685)
                                                     ============        ============
   Net cash provided by financing activities         $     13,284        $    426,375
                                                     ============        ============


   Common shares outstanding                           65,758,009          63,887,126
   Outstanding units                                      973,870             894,144
                                                     ------------        ------------

   Total outstanding shares and units                  66,731,879          64,781,270
                                                     ============        ============

   Average shares outstanding - basic                  65,657,921          51,113,206
   Effect of dilutive securities                          452,743             658,041
                                                     ------------        ------------

   Average shares outstanding - diluted                66,110,664          51,771,247
                                                     ============        ============

(1) Year to date total consists of $16,076 related to management and other organizational changes and $706 for Y2K compliance costs.

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

We are currently engaged in the development of an innovative on-site property management system and a leasing automation system to enable management to capture, review and analyze data to a greater extent than is possible using existing commercial software. We have entered into a formal joint venture agreement, in the form of a limited liability company agreement, with United Dominion Realty Trust, Inc., another public multifamily real estate company, to continue development of these systems and system software, which are collectively referred to in this discussion as the "system." The system development process is currently managed by our employees, who have significant related project management experience, and the employees of the joint venturer. The actual programming and documentation of the system is being conducted by our employees, the employees of our joint venturer and third party consultants under the supervision of these experienced project managers. We currently expect that the total development costs over a three-year period will be approximately $7.5 million including hardware costs and expenses, the costs of employees and related overhead, and the costs of engaging third party consultants. These development costs will be shared on an equal basis by us and our joint venturer. Once developed, we intend to use the property management system in place of current property management information software for which we pay a license fee to third parties, and we intend to use the leasing automation system to make the lease application process easier for residents and more efficient for us to manage. We currently project that the property management system will undergo an on-site test (i.e., a "beta test") during the third quarter of 2000 and that the system will be functional and implemented during 2001. The leasing automation system is currently in beta testing at two communities.

We believe that when implemented the system will result in cost savings due to increased data reliability and efficiencies in management time and overhead, and that these savings will largely offset the expense associated with amortizing the system development costs and maintaining the software. We also believe that it is possible that other real estate companies may desire to use the system concept and system software that we are developing and that therefore there may be an opportunity to recover, in the future, a portion of our investment by licensing the system to others. However, at the present time these potential cost savings and ancillary revenue are speculative, and we cannot assure that the system will provide sufficient benefits to offset the cost of development and maintenance.

We have never before engaged in the development of systems or system software on this scale and have never licensed a system concept or system software to others. There are a variety of risks associated with the development of the system, both for internal use and for potential sale or licensing to third parties. Among the principal risks associated with this undertaking are the following:

     - we may not be able to maintain the schedule or budget that we have projected for the development and implementation of the system;
     - we may be unable to implement the system with the functionality and efficiencies we desire on commercially reasonable terms;
     - we may decide not to endeavor to license the system to other enterprises, the system may not be attractive to other enterprises, and we may not be able to effectively manage the licensing of the system to other enterprises; and
     - the system may not provide AvalonBay with meaningful cost savings or a meaningful source of ancillary revenues.

The occurrence of any of the events described above could prevent us from achieving increased efficiencies, realizing revenue growth produced by ancillary revenues or recovering our initial investment.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Interest rate fluctuations are monitored by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy. The specific market risks and the potential impact on our operating results are described below.

Our operating results are affected by changes in interest rates as a result of borrowing under our variable rate unsecured credit facility as well as issuing bonds with variable interest rates. If interest rates under the variable rate unsecured credit facility and other variable rate indebtedness had been one percent higher throughout 1999, our annual interest costs would have increased by approximately $3,300,000, based on balances outstanding during the year ending December 31, 1999. Changes in interest rates also impact the fair value of our fixed rate debt. If the market interest rate applicable to fixed rate indebtedness with maturities similar to our fixed rate indebtedness had been one percent higher, the fair value of our fixed rate indebtedness on December 31, 1999 would have decreased by approximately $67,000,000, based on balances outstanding at December 31, 1999.

We currently use interest rate swap agreements to reduce the impact of interest rate fluctuations on certain variable rate indebtedness. Under swap agreements,
(A) we agree to pay to a counterparty the interest that would have been incurred on a fixed principal amount at a fixed interest rate (generally, the interest rate on a particular treasury bond on the date the agreement is entered into, plus a fixed increment), and (B) the counterparty agrees to pay to us the interest that would have been incurred on the same principal amount at an assumed floating interest rate tied to a particular market index. As of December 31, 1999, the effect of swap agreements is to fix the interest rate on approximately $190 million of our variable rate tax-exempt debt. The swap agreements were not electively entered into by us but, rather, were a requirement of either the bond issuer or the credit enhancement provider related to certain of our tax-exempt bond financings. In addition, because the counterparties providing the swap agreements are major financial institutions with AAA credit ratings by the Standard & Poor's Ratings Group and the interest rates fixed by the swap agreements are significantly higher than current market rates for such agreements, we do not believe there is exposure at this time to a default by a counterparty provider.

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

     The report of PricewaterhouseCoopers LLP on the financial statements of the Company for the year ended December 31, 1997 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's fiscal year ended December 31, 1997, and the subsequent interim period through November 11, 1998, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their report on the financial statements for such year.

     During the Company's fiscal year ended December 31, 1997, and the subsequent interim period through November 11, 1998, Arthur Andersen LLP was not engaged as an independent accountant to audit either the Company's financial statements or the financial statements of any of its subsidiaries, nor was it consulted regarding the application of the Company's accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information pertaining to directors and executive officers of the registrant is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 10, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     Information pertaining to executive compensation is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 10, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of management and certain beneficial owners of the registrant's Common Stock is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 10, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information pertaining to certain relationships and related transactions is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 10, 2000.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

14(a)(1)      FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements and Financial Statement Schedule:

Report of Independent Accountants                                                          F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998                               F-3

Consolidated Statements of Operations for

        the years ended December 31, 1999, 1998 and 1997                                   F-4

Consolidated Statements of Stockholders' Equity for

        the years ended December 31, 1999, 1998 and 1997                                   F-5

Consolidated Statements of Cash Flows for

        the years ended December 31, 1999, 1998 and 1997                                   F-6

Notes to Consolidated Financial Statements                                                 F-8

14(a)(2)      FINANCIAL STATEMENT SCHEDULE

Schedule III - Real Estate and Accumulated Depreciation                                   F-30

14(a)(3)      EXHIBITS

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

14(b)         REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

              INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION
3(i).1        --  Articles of Amendment and Restatement of Articles of
                  Incorporation of AvalonBay Communities, Inc. (the "Company"),
                  dated as of June 4, 1998. (Incorporated by reference to
                  Exhibit 3(i).1 to Form 10-Q of the Company filed August 14,
                  1998.)

3(i).2        --  Articles of Amendment, dated as of October 2, 1998.
                  (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3        --  Articles Supplementary, dated as of October 13, 1998,
                  relating to the 8.70% Series H Cumulative Redeemable Preferred
                  Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1       --  Bylaws of the Company, as amended and restated, dated as of
                  July 24, 1998. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 14, 1998.)

3(ii).2       --  Amendment to Bylaws of the Company, dated February 10,
                  1999. (Incorporated by reference to Exhibit 3(ii).2 to Form
                  10-K of the Company filed March 31, 1999.)

3(ii).3       --  Amendment to Bylaws of the Company, dated May 5, 1999.
                  (Incorporated by reference to Exhibit 3(ii).3 to Form 10-Q of the Company filed on August 16, 1999.)

4.1           --  Indenture of Avalon Properties, Inc. (hereinafter referred to as "Avalon Properties") dated as of September 18, 1995.
                  (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2           --  First Supplemental Indenture of Avalon Properties dated as of
                  September 18, 1995. (Incorporated by reference to Avalon
                  Properties' Current Report on Form 8-K dated September 18,
                  1995.)

4.3           --  Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Avalon
                  Properties' Current Report on Form 8-K filed January 26,
                  1998.)

4.4           --  Third Supplemental Indenture of Avalon Properties dated as of
                  January 22, 1998. (Incorporated by reference to Avalon
                  Properties' Current Report on Form 8-K filed on January 26,
                  1998.)

4.5           --  Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee.
                  (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998.)

4.6           --  First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21, 1998.)

4.7           --  Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8           --  Third Supplemental Indenture, dated as of December 21, 1998 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on December 21,
                  1998.)

4.9           --  The Company's 7.375% Senior Note due 2002. (Incorporated by
                  reference to Avalon's Current Report on Form 8-K filed on September 18, 1995.)

4.10          --  The Company's 6.250% Senior Note due 2003. (Incorporated by
                  reference to Exhibit 4.3 to Form 8-K of the Company filed
                  January 21, 1998.)

4.11          --  The Company's 6.500% Senior Note due 2005. (Incorporated by
                  reference to Exhibit 4.4 to Form 8-K of the Company filed
                  January 21, 1998.)

4.12          --  The Company's 6.625% Senior Note due 2008. (Incorporated by
                  reference to Exhibit 4.5 to Form 8-K of the Company filed
                  January 21, 1998.)

4.13          --  The Company's 6.50% Senior Note due 2003. (Incorporated by
                  reference to Exhibit 4.3 to Form 8-K of the Company filed
                  July 9, 1998.)

4.14          --  The Company's 6.625% Senior Note due 2005. (Incorporated by
                  reference to Avalon Properties' Current Report on Form 8-K dated September 18, 1995.)

4.15          --  The Company's 6.80% Senior Note due 2006. (Incorporated by
                  reference to Exhibit 4.4 to Form 8-K of the Company filed
                  July 9, 1998.)

4.16          --  The Company's 6.875% Senior Note due 2007. (Incorporated by
                  reference to Exhibit 4.1 to Avalon Properties' Current Report on Form 8-K filed December 22, 1997.)

4.17          --  Dividend Reinvestment and Stock Purchase Plan of the Company
                  filed September 14, 1999. (Incorporated by reference to Form
                  S-3 of the Company, File No. 333-87063.)

4.18          --  Amendment to the Company's Dividend Reinvestment and Stock
                  Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule
                  424(b)(2) of the Securities Act of 1933 on December 17,
                  1999.)

4.19          --  Shareholder Rights Agreement, dated March 9, 1998 (the
                  "Rights Agreement"), between the Company and First Union
                  National Bank (as successor to American Stock Transfer and
                  Trust Company) as Rights Agent (including the form of Rights
                  Certificate as Exhibit B). (Incorporated by reference to
                  Exhibit 4.1 to Form 8-A of the Company filed March 11, 1998.)

4.20          --  Amendment No. 1 to the Rights Agreement, dated as of February
                  28, 2000, between the Company and the Rights Agent.
                  (Incorporated by reference to Exhibit 4.2 to Form 8-A/A of the Company filed February 28, 2000.)

10.1+         --  Employment Agreement, dated as of March 9, 1998, between the
                  Company and Richard L. Michaux. (Incorporated by reference to
                  Exhibit 10.1 to Form 10-Q of the Company filed August 14,
                  1998.)

10.2+         --  Employment agreement, dated as of March 9, 1998, between the
                  Company and Charles H. Berman. (Incorporated by reference to
                  Exhibit 10.2 to Form 10-Q of the Company filed August 14,
                  1998.)

10.3+         --  Employment Agreement, dated as of March 9, 1998, between the
                  Company and Robert H. Slater. (Incorporated by reference to
                  Exhibit 10.3 to Form 10-Q of the Company filed August 14,
                  1998.)

                                       60

10.4+         --  Employment Agreement, dated as of March 9, 1998, between the
                  Company and Thomas J. Sargeant. (Incorporated by reference to
                  Exhibit 10.4 to Form 10-Q of the Company filed August 14,
                  1998.)

10.5+         --  Employment Agreement, dated as of March 9, 1998, between the
                  Company and Bryce Blair. (Incorporated by reference to
                  Exhibit 10.5 to Form 10-Q of the Company filed August 14,
                  1998.)

10.6+         --  Employment Agreement, dated as of March 9, 1998, between the
                  Company and Gilbert M. Meyer. (Incorporated by reference to
                  Exhibit 10.1 to Form 10-Q of the Company filed May 15, 1998.)

10.7+         --  Employment agreement, dated as of March 9, 1998, between the
                  Company and Jeffrey B. Van Horn. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 15,
                  1998.)

10.8+         --  Employment agreement, dated as of March 9, 1998, between the
                  Company and Debra L. Shotwell. (Incorporated by reference to
                  Exhibit 10.5 to Form 10-Q of the Company filed May 15, 1998.)

10.9+         --  Avalon Properties, Inc. 1993 Stock Option and Incentive Plan.
                  (Incorporated by reference to Exhibit 10.1 to Avalon
                  Properties' Annual Report to Form 10-K for the year ended
                  December 31, 1993.)

10.10+        --  Avalon Properties, Inc. 1995 Equity Incentive Plan.
                  (Incorporated by reference to Avalon Properties' Proxy
                  Statement for the Annual Meeting of Stockholders held on May
                  9, 1995.)

10.11+        --  AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as
                  amended and restated on April 13, 1998, and subsequently
                  amended on July 24, 1998 (incorporated by reference to
                  Exhibit 10.1 to the Company's Form 10-Q filed November 16,
                  1998) and amendment thereto, dated May 6, 1999 (incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company
                  filed on August 16, 1999).


10.12+        --  1996 Non-Qualified Employee Stock Purchase Plan, dated June
                  26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Form S-8 of the Company filed June 26, 1997, File No. 333-16837.)

10.13+        --  1996 Non-Qualified Employee Stock Purchase Plan - Plan
                  Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Form S-8 of the company, File
                  No. 333-16837.)

10.14         --  Interest Rate Swap Agreement. (Incorporated by reference to
                  Exhibit 10.1 to Form 10-Q of the Company dated May 13, 1994.)

10.15         --  Registration Rights Agreement between the Company and certain stockholders. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company dated May 13, 1994.)

10.16         --  Office lease dated January 4, 1995. (Incorporated by
                  reference to Exhibit 10.21 to Form 10-Q of the Company dated
                  May 10, 1995.)

10.17         --  Form of Agreement of Limited Partnership of Bay Countrybrook,
                  L.P., by and among Bay GP, Inc., the Company and certain other defined Persons. (Incorporated by reference to Exhibit
                  10.5 to Form 8-K/A of the Company filed July 5, 1996.)

10.18         --  Agreement dated as of May 16, 1997, between the Company, J.E.
                  Butler & Associates, Inc. and AP Companies, Ltd. relating to the formation of Bay Rincon, L.P. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 14,
                  1997.)

10.19         --  Agreement of Limited Partnership of Bay Pacific Northwest,
                  L.P. dated as of September 12, 1997, between the Company and certain other defined Persons. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed October 28,
                  1997.)

10.20         --  Registration Rights Agreement, dated as of September 23,
                  1997, between the Company and certain defined Holders of units of limited partnership interests in Bay Pacific
                  Northwest, L.P. (Incorporated by reference to Exhibit 10.2 to
                  Form 8-K of the Company filed October 28, 1997.)

10.21         --  Revolving Loan Agreement, dated as of June 23, 1998, between the Company and Fleet National Bank, Morgan Guaranty Trust
                  Company of New York and Union Bank of Switzerland, each as co-agents. (Incorporated by reference to Exhibit 10.6 to Form
                  10-Q of the Company filed August 14, 1998.)

10.22         --  Contribution and Exchange Agreement dated November 7, 1997.
                  (Incorporated by reference to Avalon Properties' Current
                  Report on Form 8-K filed November 24, 1997.)

10.23         --  Umbrella Agreement, among the Company, certain subsidiaries of the Company, Citibank, N.A., as collateral agent, and Financial Guaranty Insurance Company. (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company dated
                  May 13, 1994.)

10.24         --  Cash Collateral Account, Security, Pledge and Assignment
                  Agreement among the Company, certain subsidiaries of the Company, Citibank, N.A., as collateral agent, and Financial
                  Guaranty Insurance Company. (Incorporated by reference to
                  Exhibit 10.8 to Form 10-Q of the Company dated May 13, 1994.)

10.25         --  Reimbursement Agreements among certain subsidiaries of the
                  Company, Citibank, N.A., as collateral agent, and Financial
                  Guaranty Insurance Company. (Incorporated by reference to
                  Exhibit 10.9 to Form 10-Q of the Company dated May 13, 1994.)

10.26         --  Guaranty Agreements by Bay Asset Group, Inc., a subsidiary of the Company, in favor of Citibank, N.A., as collateral agent for Financial Guaranty Insurance Company. (Incorporated by reference to Exhibit 10.10 to Form 10-Q of the Company dated
                  May 13, 1994.)

10.27         --  Limited Guaranty Agreements by certain subsidiaries of the
                  Company in favor of Citibank, N.A., as collateral agent, and Financial Guaranty Insurance Company. (Incorporated by reference to Exhibit 10.11 to Form 10-Q of the Company dated
                  May 13, 1994.)

10.28         --  Pledge Agreement between Bay Asset Group, Inc., a subsidiary of the Company and Citibank, N.A., as collateral agent for Financial Guaranty Insurance Company. (Incorporated by reference to Exhibit 10.12 to Form 10-Q of the Company dated
                  May 13, 1994.)

10.29         --  Master Reimbursement Agreement between Avalon Properties and certain Management stockholders. (Incorporated by reference to Avalon Properties' Annual Report on Form 10-K for the year ended December 31, 1993.)

10.30         --  Master Reimbursement Agreement. (Incorporated by reference to
                  Exhibit 10.23 to Form 10-Q of the Company dated August 11,
                  1995.)

10.31         --  ISDA Master Agreement (Interest rate swap agreement).
                  (Incorporated by reference to Exhibit 10.24 to Form 10-Q of the Company dated August 11, 1995.)

10.32         --  Cash Collateral Pledge, Security and Custody Agreement.
                  (Incorporated by reference to Exhibit 10.25 to Form 10-Q of the Company dated August 11, 1995.)

10.33         --  Indemnification Agreements between the Company and the
                  Directors of the Company (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company filed on March 31,
                  1999.)

10.34         --  Distribution Agreement dated December 21, 1998 among the
                  Company and the Agents, including Administrative Procedures, relating to the medium-term notes. (Incorporated by reference to Exhibit 1.1 to Form 8-K of the Company filed on December
                  21, 1998.)

10.35+        --  Amendment, dated as of July 30, 1999, to Employment
                  Agreement, dated as of March 9, 1998, between the Company and
                  Richard L. Michaux.  (Incorporated by reference to Exhibit
                  10.1 to Form 10-Q of the Company filed on August 16, 1999.)

10.36+        --  Amendment, dated as of July 30, 1999, to Employment
                  Agreement, dated as of March 9, 1998, between the Company and
                  Bryce Blair.  (Incorporated by reference to Exhibit 10.2 to
                  Form 10-Q of the Company filed on August 16, 1999.)

10.37+        --  Amendment, dated as of July 30, 1999, to Employment
                  Agreement, dated as of March 9, 1998, between the Company and
                  Robert H. Slater.  (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed on August 16, 1999.)

10.38+        --  Letters of clarification, dated as of July 30, 1999, to the
                  Employment Agreements of Messrs. Michaux, Blair and Slater.
                  (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed on August 16, 1999.)

10.39+        --  Separation Agreement, dated as of April 15, 1999, by and between the Company and Jeffrey B. Van Horn.  (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company
                  filed on August 16, 1999.)

10.40+        --  Separation Agreement, dated as of May 27, 1999, by and between the Company and Charles H. Berman. (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company filed on August 16, 1999.)

10.41+        --  Letter agreement regarding departure, dated as of August 26,
                  1999, by and between the Company and Debra L. Shotwell.

10.42         --  Amendment, dated May 6, 1999, to the Avalon Properties
                  Amended and Restated 1995 Equity Incentive Plan.
                  (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company filed on August 16, 1999.)

12.1          --  Statements re: Computation of Ratios.

16.1          --  Letter re: Change in certifying accountant. (Incorporated by reference to Exhibit 16.2 to Form 8-K

                  filed November 18, 1998.)

21.1          --  Schedule of Subsidiaries of the Company.

23.1          --  Consent of Arthur Andersen LLP.

23.2          --  Consent of Coopers & Lybrand, L.L.P.

27.1          --  Financial Data Schedule.


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

                           AVALONBAY COMMUNITIES, INC.

Date:  March 10, 2000                      By:  /s/ GILBERT M. MEYER
                                                -------------------------------------------------
                                                Gilbert M. Meyer, Executive Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 10, 2000                      By: /s/ GILBERT M. MEYER
                                               -----------------------------------------------------------
                                               Gilbert M. Meyer, Executive Chairman of the Board, Director
                                               (Principal Executive Officer)

Date:  March 10, 2000                      By: /s/ RICHARD L. MICHAUX
                                               -----------------------------------------------------------
                                               Richard L. Michaux, Chief Executive Officer and President,
                                               Director (Principal Executive Officer)

Date:  March 10, 2000                      By: /s/ THOMAS J. SARGEANT
                                               -----------------------------------------------------------
                                               Thomas J. Sargeant, Chief Financial Officer and Executive VP
                                               Financial Services (Principal Financial and Accounting Officer)

Date:  March 10, 2000                      By: /s/ BRUCE A. CHOATE
                                               -----------------------------------------------------------
                                               Bruce A. Choate, Director

Date:  March 10, 2000                      By: /s/ MICHAEL A. FUTTERMAN
                                               -----------------------------------------------------------
                                               Michael A. Futterman, Director

Date:  March 10, 2000                      By: /s/ JOHN J. HEALY, JR.
                                               -----------------------------------------------------------
                                               John J. Healy, Jr., Director

Date:  March 10, 2000                      By: /s/ RICHARD W. MILLER
                                               -----------------------------------------------------------
                                               Richard W. Miller, Director

Date:  March 10, 2000                      By: /s/ BRENDA J. MIXSON
                                               -----------------------------------------------------------
                                               Brenda J. Mixson, Director

Date:  March 10, 2000                      By: /s/ ALLAN D. SCHUSTER
                                               -----------------------------------------------------------
                                               Allan D. Schuster, Director

Date:  March 10, 2000                      By:
                                               -----------------------------------------------------------
                                               Lance R. Primis, Director





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of AvalonBay Communities, Inc.:

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (a Maryland corporation, the "Company") and subsidiaries as of December 31, 1999 and 1998 (as revised for 1998 - see Note 2), and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended (as revised for 1998 - see Note 2). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AvalonBay Communities, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ ARTHUR ANDERSEN LLP
Vienna, Virginia
March 3, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Avalon Properties, Inc.

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Avalon Properties, Inc. (the "Company") for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.
    New York, New York
    January 13, 1998, except for the 1997 information in Note 10, as to which the date is March 9, 2000

                           AVALONBAY COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                                                              12-31-99             12-31-98
                                                                                          -----------------    ------------------
ASSETS
Real estate:
   Land                                                                                     $      663,007       $       643,562
   Buildings and improvements                                                                    2,942,866             2,656,674
   Furniture, fixtures and equipment                                                                82,467                80,401
                                                                                          -----------------    ------------------
                                                                                                 3,688,340             3,380,637
   Less accumulated depreciation                                                                 (206,962)             (120,771)
                                                                                          -----------------    ------------------
   Net operating real estate                                                                     3,481,378             3,259,866
   Construction in progress (including land)                                                       395,187               413,822
   Communities held for sale                                                                       164,758               195,394
                                                                                          -----------------    ------------------
        Total real estate, net                                                                   4,041,323             3,869,082


Cash and cash equivalents                                                                            7,621                 8,890
Cash in escrow                                                                                       8,801                 8,453
Resident security deposits                                                                          14,113                10,383
Investments in unconsolidated joint ventures                                                        10,702                 9,192
Deferred financing costs, net                                                                       14,056                13,461
Deferred development costs                                                                          12,938                15,489
Participating mortgage notes                                                                        21,483                45,483
Prepaid expenses and other assets                                                                   23,625                24,580
                                                                                          -----------------    ------------------
                   TOTAL ASSETS                                                             $    4,154,662       $     4,005,013
                                                                                          =================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Variable rate unsecured credit facility                                                     $      178,600       $       329,000
Unsecured notes                                                                                    985,000               710,000
Notes payable                                                                                      430,047               445,371
Dividends payable                                                                                   44,139                43,323
Payables for construction                                                                           18,874                48,150
Accrued expenses and other liabilities                                                              40,226                42,354
Accrued interest payable                                                                            28,134                20,664
Resident security deposits                                                                          23,980                19,501
                                                                                          -----------------    ------------------
                    TOTAL LIABILITIES                                                            1,749,000             1,658,363
                                                                                          -----------------    ------------------


Minority interest of unitholders in consolidated partnerships                                       35,377                32,213

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; $25 liquidation value; 50,000,000 shares authorized at both December 31, 1999 and 1998; 18,322,700
         shares outstanding at both  December 31, 1999 and 1998                                        183                   183
  Common stock, $.01 par value; 140,000,000 shares authorized at both December 31, 1999 and 1998; 65,758,009 and 63,887,126 shares outstanding at December 31, 1999 and
        December 31, 1998, respectively                                                                658                   639
  Additional paid-in capital                                                                     2,442,510             2,386,087
  Deferred compensation                                                                            (3,559)               (4,356)
  Dividends in excess of accumulated earnings                                                     (69,507)              (68,116)
                                                                                          -----------------    ------------------
                 TOTAL STOCKHOLDERS' EQUITY                                                      2,370,285             2,314,437
                                                                                          -----------------    ------------------


                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    4,154,662       $     4,005,013
                                                                                          =================    ==================

          See accompanying notes to consolidated financial statements. Amounts for 1998 have been revised to conform with the 1999 presentation
                                 (see note 2).

                           AVALONBAY COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                                             Year ended
                                                                 -----------------------------------------------------------------
                                                                      12-31-99               12-31-98               12-31-97
                                                                 --------------------   --------------------   -------------------
Revenue:
   Rental income                                                 $          503,132       $          369,945    $         169,442
   Management fees                                                            1,176                    1,377                1,029
   Other income                                                                 236                       81                  633
                                                                 -------------------     -------------------   ------------------
            Total revenue                                                   504,544                  371,403              171,104
                                                                 -------------------     -------------------   ------------------

Expenses:
   Operating expenses, excluding property taxes                             134,172                  104,346               47,279
   Property taxes                                                            42,701                   31,775               14,429
   Interest expense                                                          74,699                   54,650               16,977
   Depreciation and amortization                                            109,759                   77,374               29,113
   General and administrative                                                 9,502                    9,124                5,093
   Non-recurring charges                                                     16,782                       --                   --
                                                                 -------------------     -------------------   ------------------
            Total expenses                                                  387,615                  277,269              112,891
                                                                 -------------------     -------------------   ------------------

Equity in income of unconsolidated joint ventures                             2,867                    2,638                5,689
Interest income                                                               7,362                    3,508                1,346
Minority interest in consolidated partnerships                               (1,975)                 (1,770)                  174
                                                                 -------------------     -------------------   ------------------
Income before gain on sale of communities
   and extraordinary item                                                   125,183                   98,510               65,422
Gain on sale of communities                                                  47,093                   25,270                  677
                                                                 -------------------     -------------------   ------------------
Income before extraordinary item                                            172,276                  123,780               66,099
Extraordinary item                                                               --                    (245)               (1,183)
                                                                 -------------------     -------------------   ------------------

Net income                                                                  172,276                  123,535               64,916
Dividends attributable to preferred stock                                   (39,779)                (28,132)              (19,656)
                                                                 -------------------     -------------------   ------------------

Net income available to common stockholders                      $          132,497       $           95,403    $          45,260
                                                                 ===================     ===================   ==================

Per common share:

    Income before extraordinary item - basic                     $             2.02       $             1.87    $            1.64
                                                                 ===================     ===================   ==================

    Income before extraordinary item - diluted                   $             2.00       $             1.84    $            1.63
                                                                 ===================     ===================   ==================

    Extraordinary item - basic and diluted                       $               --       $            (0.00)   $           (0.04)
                                                                 ===================     ===================   ==================

    Net income - basic                                           $             2.02       $             1.87    $            1.60
                                                                 ===================     ===================   ==================

    Net income - diluted                                         $             2.00       $             1.84    $            1.59
                                                                 ===================     ===================   ==================

          See accompanying notes to consolidated financial statements. Amounts for 1998 and 1997 have been revised to conform with the 1999 presentation (see note 2).

                           AVALONBAY COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except share data)

                                                   Shares issued                  Amount
                                           ----------------------------     -------------------
                                              Preferred      Common         Preferred  Common
                                               Stock           Stock          Stock      Stock
                                           --------------- -------------    ---------- --------
Balance at 12-31-96                             8,755,000    25,655,068     $      88  $   256

  Net income                                           --            --            --       --
  Dividends declared to common
    and preferred stockholders                         --            --            --       --
  Issuance of Common Stock,
    net of offering costs                              --     6,594,509            --       66
Amortization of deferred compensation                  --            --            --       --
                                           --------------- -------------    ---------- --------

Balance at 12-31-97                             8,755,000    32,249,577            88      322

Net income                                             --            --            --       --
Dividends declared to common
  and preferred stockholders                           --            --            --       --
 Issuance of Common Stock,
    net of offering costs                              --     1,273,554            --       13
Issuance of Preferred Stock, net of
  offering costs                                4,000,000            --            40       --
Stock acquired in connection with the
    Merger of Bay and Avalon                    6,922,786    29,008,909            69      290
Conversion of Preferred Stock to
   Common Stock                                (1,355,086)    1,355,086           (14)      14
Amortization of deferred compensation                  --            --            --       --
                                           --------------- -------------    ---------- --------

Balance at 12-31-98                            18,322,700    63,887,126           183      639

Net income                                             --            --            --       --
Dividends declared to common
    and preferred stockholders                         --            --            --       --
Issuance of Common Stock                               --     1,870,883            --       19
Amortization of deferred compensation                  --            --            --       --
                                           --------------- -------------    ---------- --------

Balance at 12-31-99                            18,322,700    65,758,009     $     183  $   658
                                           ==============  =============    ========== ========

                                                                                 Dividends in
                                               Additional                         excess of
                                                paid-in         Deferred         accumulated     Stockholders'
                                                capital       compensation        earnings          equity
                                            ---------------  --------------   ---------------  ---------------
Balance at 12-31-96                          $   752,237     $      (1,699)   $      (12,894)  $      737,988

  Net income                                          --                --            64,916           64,916
  Dividends declared to common
    and preferred stockholders                        --                --           (75,795)         (75,795)
  Issuance of Common Stock,
    net of offering costs                        235,401            (3,569)               --          231,898
Amortization of deferred compensation                 --             2,003                --            2,003
                                            -------------    --------------   ---------------  --------------

Balance at 12-31-97                              987,638            (3,265)          (23,773)         961,010

Net income                                            --                --           123,535          123,535
Dividends declared to common
  and preferred stockholders                          --                --          (167,878)        (167,878)
 Issuance of Common Stock,
    net of offering costs                         45,267            (4,346)               --           40,934
Issuance of Preferred Stock, net of
  offering costs                                  96,195                --                --           96,235
Stock acquired in connection with the
    Merger of Bay and Avalon                   1,256,987                --                --        1,257,346
Conversion of Preferred Stock to
   Common Stock                                       --                --                --               --
Amortization of deferred compensation                 --             3,255                --            3,255
                                            -------------    --------------   ---------------  ---------------

Balance at 12-31-98                            2,386,087            (4,356)          (68,116)       2,314,437

Net income                                            --                --           172,276          172,276
Dividends declared to common
    and preferred stockholders                        --                --          (173,667)        (173,667)
Issuance of Common Stock                          56,423            (3,167)               --           53,275
Amortization of deferred compensation                 --             3,964                --            3,964
                                            -------------    --------------   ---------------  ---------------

Balance at 12-31-99                          $ 2,442,510     $      (3,559)   $      (69,507)  $    2,370,285
                                            =============    ==============   ===============  ===============


          See accompanying notes to consolidated financial statements. Amounts for 1998 and 1997 have been revised to conform with the 1999 presentation (see note 2).

                           AVALONBAY COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                 For the year ended
                                                                              --------------------------------------------------
                                                                                 12-31-99            12-31-98         12-31-97
                                                                              ----------------    --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $ 172,276          $  123,535       $   64,916
  Adjustments to reconcile net income to cash provided
     by operating activities:
         Depreciation and amortization                                            109,759              77,374           29,113
         Amortization of deferred compensation                                      3,964               3,255            2,003
         Decrease (increase) in investments in unconsolidated
              joint ventures                                                       (1,510)              1,139               65
         Income allocated to minority interest in consolidated
              partnerships                                                          1,975               1,770             (174)
         Gain on sale of communities                                              (47,093)            (25,270)            (677)
         Extraordinary item                                                            --                 245            1,183
         Decrease (increase) in cash in escrow                                       (348)              2,172              966
         Increase in resident security deposits, accrued interest on participating mortgage notes, prepaid expenses and
              other assets                                                           (310)            (14,383)          (7,575)
         Increase in accrued expenses, other liabilities and accrued
              interest payable                                                     11,353              23,641            3,829
                                                                                -----------         -----------      -----------
         Net cash provided by operating activities                                250,066             193,478           93,649
                                                                                -----------         -----------      -----------


CASH FLOWS USED IN INVESTING ACTIVITIES:
  Increase (decrease) in construction payables                                    (29,276)             26,052            3,698
  Proceeds from sale of communities, net of selling costs                         255,618             118,025           16,577
  Sale (acquisition) of participating mortgage note                                25,300             (24,000)              --
  Merger costs and related activities                                                  --             (24,562)              --
  Investment in unconsolidated joint venture                                           --                  --           (7,980)
  Proceeds from joint venture partner                                                  --                  --           37,700
  Purchase and development of real estate                                        (516,261)           (713,200)        (471,415)
                                                                                -----------         -----------      -----------
         Net cash used in investing activities                                   (264,619)           (617,685)        (421,420)
                                                                                -----------         -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common and preferred stock, net of offering costs                    53,275             137,169          231,898
  Dividends paid                                                                 (172,333)           (126,247)         (75,795)
  Proceeds from sale of unsecured notes                                           275,000             350,000               --
  Payment of deferred financing costs                                              (3,654)             (4,435)          (3,901)
  Repayments of notes payable                                                      (3,934)             (2,391)         (25,341)
  Borrowings under notes payable                                                       --                  --          121,891
  Refinancings of notes payable                                                    18,755                  --               --
  Net borrowings under (repayments of) unsecured facilities                      (150,400)             75,695           71,500
  Distributions to minority partners                                               (3,425)             (3,416)              --
                                                                                -----------         -----------      -----------
         Net cash provided by financing activities                                 13,284             426,375          320,252
                                                                                -----------         -----------      -----------

         Net increase (decrease) in cash                                           (1,269)              2,168           (7,519)


Cash and cash equivalents, beginning of year                                        8,890               6,722           14,241
                                                                                -----------         -----------      -----------

Cash and cash equivalents, end of year                                          $   7,621          $    8,890       $    6,722
                                                                                ===========         ===========      ===========

Cash paid during period for interest, net of amount capitalized                 $  60,705          $   31,405       $   17,371
                                                                                ===========         ===========      ===========


          See accompanying notes to consolidated financial statements.
        Amounts for 1998 and 1997 have been revised to conform with the
                        1999 presentation (see note 2).

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the year ended December 31, 1997, the Company assumed $27,305 of debt and issued 464,966 units of limited partnership in DownREIT partnerships, valued at $18,157, in connection with acquisitions.

In June 1998, Avalon Properties, Inc. merged into Bay Apartment Communities, whereupon Avalon ceased to exist and Bay legally succeeded to all of the assets and liabilities of Avalon. In these financial statements, the merger was accounted for under the purchase method of accounting whereby Bay, as the surviving legal entity, adopted the historical financial statements of Avalon, and therefore the historical financial statements for Avalon are presented prior to the merger and Bay's assets were recorded in the historical financial statements of Avalon, as of the date of the merger, at an amount equal to Bay's debt outstanding at that time plus the value of capital stock retained by the Bay stockholders, which approximates fair value. As a result, the financial statements presented reflect that, in connection with the merger, the following was assumed or acquired: debt of $604,663; net other liabilities of $25,239; cash and cash equivalents of $1,419; and a minority interest of $9,020.

During the year ended December 31, 1998, the Company assumed $10,400 of debt and issued 104,222 units of limited partnership in DownREIT partnerships, valued at $3,851, in connection with acquisitions. A total of 6,818 units of limited partnership were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company for an equal number of shares of the Company's Common Stock. Additionally, 950,064 shares of Series A Preferred Stock and 405,022 shares of Series B Preferred Stock were converted into an aggregate of 1,355,086 shares of Common Stock.

During the year ended December 31, 1999, 117,178 units of limited partnership in DownREIT partnerships, valued at $4,614, were issued in connection with an acquisition for cash and units pursuant to a forward purchase agreement signed in 1997 with an unaffiliated party. Also during the year ended December 31, 1999, 22,623 units of limited partnership were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company for an equal number of shares of the Company's Common Stock.

Common and preferred dividends declared but not paid as of December 31, 1999, 1998 totaled $44,139 and $43,323, respectively. There were no dividends declared that were not paid as of December 31, 1997.

                           AVALONBAY COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  Organization and Significant Accounting Policies

Organization and Recent Developments

AvalonBay Communities, Inc. (the "Company," which term is often used to refer to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company focuses on the ownership and operation of institutional-quality apartment communities in high barrier-to-entry markets of the United States. These markets include Northern and Southern California and selected markets in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country.

The Company is the surviving corporation from the merger (the "Merger") of Bay Apartment Communities, Inc. ("Bay") and Avalon Properties, Inc. (sometimes hereinafter referred to as "Avalon" before the Merger) on June 4, 1998, where Avalon shareholders received 0.7683 share of common stock of the Company for each share owned of Avalon common stock. The merger was accounted for under the purchase method of accounting, with the historical financial statements for Avalon presented prior to the Merger. At that time, Avalon ceased to legally exist, and Bay as the surviving legal entity adopted the historical financial statements of Avalon, with Bay's assets recorded in the historical financial statements of Avalon at an amount equal to Bay's debt outstanding at that time plus the value of capital stock retained by the Bay stockholders, which approximates fair value. All disclosures related to 1997 share and per share information of Avalon have been revised to reflect the 0.7683 share conversion ratio used in the merger. In connection with the Merger, the Company changed its name from Bay Apartment Communities, Inc. to AvalonBay Communities, Inc.

At December 31, 1999, the Company owned or held a direct or indirect ownership interest in 122 operating apartment communities containing 36,008 apartment homes in twelve states and the District of Columbia, of which four communities containing 1,455 apartment homes were under reconstruction. The Company also owned 12 communities with 3,173 apartment homes under construction and rights to develop an additional 30 communities that, if developed as expected, will contain an estimated 8,624 apartment homes.

During the period January 1, 1998 through June 4, 1998, Avalon acquired four communities containing a total of 1,084 apartment homes from unrelated third parties for an aggregate acquisition price of approximately $75,335. One of these communities had been sold as of December 31, 1999. The cumulative capitalized cost of the remaining three communities at December 31, 1999 was $47,124. During the period subsequent to the Merger through December 31, 1998, the Company acquired three communities containing a total of 1,433 apartment homes from unrelated third parties for an aggregate acquisition price of approximately $201,800 (cumulative capitalized cost of $205,214 as of December 31, 1999). The Company also acquired a participating mortgage note for $24,000 which was sold by the Company for a gross sales price of $25,300 in October 1999.

During the year ended December 31, 1999, the Company acquired one community containing 224 apartment homes through a DownREIT partnership for an acquisition price of approximately $25,750, including 117,178 units of limited partnership in the DownREIT partnership valued at $4,614. The community was acquired in connection with a forward purchase agreement signed in 1997 with an unaffiliated party.

During 1999, the Company completed development of ten communities, containing 2,335 apartment homes for a total investment of approximately $391,600. Also, during 1999, the Company completed redevelopment of thirteen communities, containing 4,051 apartment homes for a total investment in redevelopment (i.e., excluding acquisition costs) of $77,300.

In 1998, the Company adopted a strategy of disposing of certain assets in markets that did not meet its long-term strategic direction. In connection with this strategy, the Company sold seven communities in 1998 containing a total of 2,039 apartment homes for net proceeds of approximately $73,900. During 1999, the Company also sold 16 communities containing 4,464 apartment homes and a participating mortgage note secured by a community for net proceeds of approximately $280,918. This disposition strategy is also enabling redeployment of capital; the net proceeds from these dispositions will be redeployed to develop and redevelop communities currently under construction or reconstruction. Pending such redeployment, the proceeds from the sale of these communities were used to repay amounts outstanding under the Company's variable rate unsecured credit facility.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned partnerships and two joint venture partnerships in addition to four subsidiary partnerships structured as DownREITs. All significant intercompany balances and transactions have been eliminated in consolidation.

In each of the four partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions paid to the holders of units of limited partnership interests approximate the current AvalonBay common stock dividend rate. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption. In lieu of a cash redemption of a unit by a partner, we may elect to acquire any unit presented for redemption for one share of common stock.

Real Estate

Significant expenditures which improve or extend the life of an asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during their development, redevelopment and acquisition. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (computer related equipment) to seven years.

Lease terms for apartment homes are generally one year or less. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized as they accrue.

If there is an event or change in circumstance that indicates an impairment in the value of a community, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If such carrying amounts are in excess of the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in 1999, 1998 or 1997 on any of its real estate.

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated real estate joint ventures are accounted for under the equity method as the Company does not control the significant operating and financial decisions of the joint ventures. The joint venture agreements require that a majority voting interest of the partners approve potential sales, liquidations, significant refinancings, as well as operating budget and capital and financing plans.

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

The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 1999, 1998 and 1997:

                                                                   % of common dividends
                                                                       declared for:
                                  ---------------------------------------------------------------------------------------
                                       (AvalonBay)     (AvalonBay,   (Avalon, prior  (Bay, prior
                                                       post merger)    to merger)    to merger)(1)    (Avalon)    (Bay)(1)
                                          1999           1998           1998             1998          1997       1997
                                  -----------------  -------------- --------------  -------------  -----------  ---------
Ordinary income                            76%            77%            56%              77%           80%        100%
20% rate gain                              11%             9%             --               9%            1%          --
Unrecaptured Section 1250 gain             13%            14%             --              14%            2%          --
Non-taxable return of capital               --             --            44%               --            17%         --

(1) Information presented for Bay for periods prior to Merger is unaudited.

Dividends declared on all series of the Company's preferred stock in 1999 represented 76.0% of ordinary income, 11.0% of twenty percent rate gain and 13.0% of unrecaptured Section 1250 gain. Dividends declared on all series of the Company's preferred stock subsequent to the Merger through December 31, 1998 represented ordinary income. Dividends declared on all series of Bay's preferred stock during 1998 prior to the Merger and in 1997 represented ordinary income. Dividends declared on all series of Avalon's preferred stock during 1998 prior to the Merger represented ordinary income. Dividends declared on all series of Avalon's preferred stock in 1997 represented 97.0% of ordinary income, 1.0% of twenty percent rate gain and 2.0% of unrecaptured Section 1250 gain.

Development Costs of Software for Internal Use

The Company has entered into a formal joint venture cost sharing agreement with another public multifamily real estate company to develop a new on-site property management system and a leasing automation system to enable the Company to capture, review and analyze data to a greater degree than the Company found currently possible with third-party software products. The software development process is currently being managed by Company employees who oversee a project team of employees and third-party consultants. Development costs associated with the software project include computer hardware costs, direct labor costs and third-party consultant costs related to programming and documenting the system. The project began in January 1998 and is expected to be fully implemented by March 2001, although no assurance can be provided in this regard. The Company will continue to develop these systems through the joint venture agreement and the total cost of development will be shared equally between the Company and the joint venture partner. Once developed, the Company and the joint venture partner intend to use the property management and leasing systems in place of their respective systems currently in use for which fees are generally paid to third party vendors.

Costs associated with the project are accounted for in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1 ("SOP 98-1") "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, costs of acquiring hardware and costs of coding, documenting and testing the software are capitalized during the application development stage. Following implementation, capitalized development costs are amortized over the system's estimated useful life and other costs such as training and application maintenance are expensed as incurred.

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

Earnings per Common Share

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", basic earnings per share for the years ended December 31, 1999, 1998 and 1997 is computed by dividing earnings available to common shares (net income less preferred stock dividends) by the weighted average number of shares and Units outstanding during the period. Additionally, other potentially dilutive common shares are considered when calculating earnings per share on a diluted basis. The Company's basic and diluted weighted average shares outstanding for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                                                   Year ended
                                                               -------------------------------------------------
                                                                   12-31-99          12-31-98       12-31-97
                                                               ---------------    -------------   ----------
   Weighted average common shares
      outstanding - basic                                         64,724,799       50,387,258       28,244,845

   Weighted average Units outstanding                                933,122          725,948              469
                                                               -------------    -------------     ------------

   Weighted average common shares
      and Units outstanding - basic                               65,657,921       51,113,206       28,245,314

   Effect of dilutive securities                                     452,743          658,041          186,509
                                                               -------------    ------------------------------

   Weighted average common shares
      and Units outstanding - diluted                             66,110,664       51,771,247       28,431,823
                                                               =============    =============     ============

Certain options to purchase shares of common stock in the amount of 2,282,192, 2,643,190 and 899,679 were outstanding during 1999, 1998 and 1997, respectively but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

Non-recurring Charges

In February 1999, the Company announced certain management changes including (i) the departure of three senior officers (including the former President of Avalon) who became entitled to severance benefits in accordance with the terms of their employment agreements with the Company dated as of March 9, 1998 and (ii) elimination of duplicate accounting functions and related employee departures. The Company recorded a non-recurring charge of approximately $16,100 in the first quarter of 1999 related to the expected costs associated with this management realignment and certain related organizational adjustments.

Because a plan of management realignment was not in existence on June 4, 1998, the date of the Merger, this charge is not considered a cost of the Merger. Accordingly, the expenses associated with the management realignment have been treated as a non-recurring charge. The charge includes severance and benefits expenses, costs to eliminate duplicate accounting functions and legal fees. Certain former employees have elected to receive their severance benefits in an installment basis for up to twelve months. Accordingly, the Company had a remaining liability of approximately $1,457 at December 31, 1999 related to severance benefits after payments of $14,019 made for the year ended December 31, 1999.

The non-recurring charge also includes Year 2000 remediation costs of $706 that has been incurred for the year ended December 31, 1999.

Selected information relating to the non-recurring charge is summarized below:

                                                                     Elimination
                                                                    of duplicate
                                                  Severance          accounting            Legal
                                                   benefits             costs              fees            Total
                                                --------------     --------------        ---------     ------------
   Total non-recurring charge (1)                 $ 15,476              $ 250              $ 350         $ 16,076
   Cash payments                                   (14,019)              (250)              (252)         (14,521)
                                                --------------     --------------        ---------     ------------

   Restructuring liability as of
        December 31, 1999                         $  1,457                  --             $  98         $  1,555
                                                ==============     ==============        =========     ============
   (1) Excludes Y2K costs of $706.

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

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 became effective for the Company for the fiscal year ending December 31, 1998. The Company adopted SFAS No. 131 effective with the December 31, 1998 reporting period.

In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Ruling 97-11 entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which requires that internal costs of identifying and acquiring operating property be expensed as incurred. Costs associated with the acquisition of non-operating property may still be capitalized. The ruling is effective for acquisitions completed subsequent to March 19, 1998. At December 31, 1999, this ruling does not have a material effect on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company currently plans to adopt this pronouncement effective January 1, 2001, and will determine both the method and impact of adoption, which is expected to be immaterial, prior to that date.

2.  Merger Between Bay and Avalon and Revised Financial Presentation

Prior to December 31, 1999, the Company accounted for the Merger between Avalon and Bay under the purchase method of accounting, using the historical financial statements of Bay prior to and after the merger. Based on discussions with the Securities and Exchange Commission, the Company agreed to revise its financial presentation as of and for the years ended December 31, 1998 and 1997 to present the merger whereby the historical financial statements for Avalon are presented prior to the Merger. At that time, Avalon ceased to legally exist and Bay as the surviving legal entity adopted the historical financial statements of Avalon, with Bay's assets recorded in the historical financial statements of Avalon at an amount equal to Bay's debt outstanding at that time plus the value of capital stock retained by the Bay stockholders, which approximates fair value. Unaudited quarterly data for the years ended December 31, 1999 and 1998, as shown in Note 12, has also been revised. Except as otherwise stated herein, all information presented in the consolidated financial statements and related notes includes all such revisions.

Adjustments have been made in the revised financial statements to reflect the following:

- The financial statements presented for 1997 and the period from January 1, 1998 through the date of the Merger are the historical financial statements of Avalon after giving effect to the number of shares outstanding based on the Merger exchange ratio.

- Assets and liabilities of Avalon as of the Merger date are recorded at historical cost.

- Assets and liabilities of Bay as of the Merger date are recorded at an amount equal to Bay's debt outstanding plus the value of capital stock retained by Bay, which approximates fair value; write-downs of assets or additional accruals have been recorded as additional purchase price.

- The results of operations of the Company for the year ended December 31, 1998 reflect the historical operations of Avalon prior to the Merger and operations of the combined company after the merger date through December 31, 1998.

These revisions increased (decreased) previously reported total assets, total stockholders' equity, net income and earnings per share for the years ended December 31, 1998 and 1997 as follows:

                                                                   1998             1997
                                                            ---------------       ----------
   Total Assets                                             $       (25,191)   $     212,053
                                                            ===============       ==========
   Total Stockholders' equity                               $       (25,016)   $     168,315
                                                            ===============       ==========
   Income before extraordinary item                         $        29,346    $      27,158
   Extraordinary item                                       $          (245)   $      (1,183)
                                                            ---------------       ----------
   Net income                                               $        29,101    $      25,975
                                                            ===============       ==========
   Net income available to common                           $        26,843    $      13,799
                                                            ===============       ==========
        stockholders

   Per common share:

           Income before extraordinary item - basic         $          0.48    $        0.24
                                                            ===============       ==========
           Income before extraordinary item - diluted       $          0.47    $        0.23
                                                            ===============       ==========
           Extraordinary item - basic and diluted                        --    $       (0.04)
                                                            ===============       ==========
           Net income - basic                               $          0.48    $        0.20
                                                            ===============       ==========
           Net income - diluted                             $          0.47    $        0.19
                                                            ===============       ==========


The following unaudited pro forma information has been prepared as if the Merger and related transactions had occurred on January 1, 1998. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what actual results would have been nor does it purport to represent the results of operations for future periods had the Merger been consummated on January 1, 1998.


                                                                                     Year ended
                                                                                      (Unaudited)
                                                                                   --------------
                                                                                      12-31-98
           Pro forma total revenue                                              $          449,085
                                                                                ==================
           Pro forma net income available to common
                      stockholders                                              $          111,114
                                                                                ==================

           Per common share:
           Pro forma net income-basic                                           $             1.74
                                                                                ==================
           Pro forma net income-diluted                                         $             1.73
                                                                                ==================

3.  Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $21,888, $14,724 and $9,024 for the years ended December 31, 1999, 1998 and 1997, respectively.

4.  Notes Payable, Unsecured Notes and Credit Facility

The Company's notes payable, unsecured notes and credit facility are summarized as follows:

                                                                         12-31-99            12-31-98
                                                                      -------------      ---------------
      Fixed rate mortgage notes payable (conventional
        and tax-exempt)                                               $     362,087         $    388,106
      Variable rate mortgage notes payable (tax-exempt)                      67,960               57,265
      Fixed rate unsecured notes                                            985,000              710,000
                                                                       ------------         ------------

        Total notes payable and unsecured notes                           1,415,047            1,155,371

      Variable rate unsecured credit facility                               178,600              329,000
                                                                      -------------         ------------

        Total notes payable, unsecured notes and
           credit facility                                            $   1,593,647         $  1,484,371
                                                                      =============         ============


Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from May 2001 through December 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 6.9% at December 31, 1999. The weighted average interest rate of the Company's fixed rate notes (conventional and tax-exempt) was 6.9% and 6.7% at December 31, 1999 and 1998, respectively.

The maturity schedule for the Company's unsecured notes consists of the following:


                   Year of
                   Maturity                    Principal           Interest Rate
                  --------------------------------------------------------------
                      2002                $    100,000                7.375%

                      2003                $     50,000                6.25%
                                          $    100,000                6.5%

                      2004                $    125,000                6.58%

                      2005                $    100,000                6.625%
                                          $     50,000                6.5%

                      2006                $    150,000                6.8%

                      2007                $    110,000                6.875%

                      2008                $     50,000                6.625%

                      2009                $    150,000                7.5%


The Company's unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company's required debt service payments.

Scheduled maturities of notes payable and unsecured notes are as follows for the years ending December 31:

                                    2000                                   $         3,595
                                    2001                                            14,654
                                    2002                                           103,880
                                    2003                                           158,846
                                    2004                                           166,297
                                 Thereafter                                        967,775
                                                                                ----------

                           Total notes payable                             $     1,415,047
                                                                                 =========


The Company has a $600,000 variable rate unsecured credit facility (the "Unsecured Facility") with Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Fleet National Bank, serving as co-agents for a syndicate of commercial banks. The Unsecured Facility bears interest at a spread over the London Interbank Offered Rate ("LIBOR") based on rating levels achieved on the Company's unsecured notes and on a maturity selected by the Company. The current stated pricing is LIBOR plus 0.6% per annum (7.1% at December 31, 1999). In addition, the Unsecured Facility includes a competitive bid option (which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the Unsecured Facility) for up to $400,000. The Company is subject to certain customary covenants under the Unsecured Facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company's Funds from Operations, as defined therein. The Unsecured Facility matures in July 2001 and has two, one-year extension options.

5.  Stockholders' Equity

As of December 31, 1999 and 1998, the Company had authorized for issuance 140,000,000 and 50,000,000 of Common and Preferred Stock, respectively. Dividends on the Series C, Series D, Series F, Series G and Series H Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each month as stated in the table below. None of the series of Preferred Stock are redeemable prior to the date stated in the table below, but on or after the stated date, may be redeemed for cash at the option of the Company in whole or in part, at a redemption price of $25 per share, plus all accrued and unpaid dividends, if any. The series of Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemptions. In addition, the series of Preferred Stock are not convertible into any other securities of the Company and may be redeemed solely from proceeds of other capital stock of the Company, which may include shares of other series of preferred stock.


                     Shares outstanding                 Payable             Annual       Liquidation          Non-redeemable
    Series           December 31, 1999                 quarterly             rate         preference             prior to
---------------      ------------------      ------------------------     ----------     ------------       -----------------
      C                   2,300,000          March, June, September,         8.50%           $25              June 20, 2002
                                             December

      D                   3,267,700          March, June, September,         8.00%           $25            December 15, 2002
                                             December

      F                   4,455,000          February, May, August,          9.00%           $25            February 15, 2001
                                             November

      G                   4,300,000          February, May, August,          8.96%           $25             October 15, 2001
                                             November

      H                   4,000,000          March, June, September,         8.70%           $25             October 15, 2008
                                             December


The Company also has 1,000,000 shares of Series E Junior Participating Cumulative Preferred Stock authorized for issuance pursuant to the Company's Shareholder Rights Agreement. As of December 31, 1999, there were no shares of Series E Preferred Stock outstanding.

6.  Investments in Unconsolidated Joint Ventures

At December 31, 1999, the Company's investments in unconsolidated joint ventures consisted of a 50% general partnership interest in Falkland Partners, a 49% general partnership interest in Avalon Run and a 50% limited liability company membership interest in Avalon Grove. Also during 1999, the Company entered into a joint venture to develop an on-site property management system and a leasing automation system; the Company's joint venture interest consists of a 60% limited liability company membership interest. The following is a combined summary of the financial position of these joint ventures as of the dates presented.

                                                                                    Unaudited
                                                                           ------------------------
                                                                            12-31-99       12-31-98
                                                                            --------       --------
                  Assets:
                  Real estate, net                                          $ 94,644       $ 96,419
                  Other assets                                                10,666          4,532
                                                                            --------       --------

                     Total assets                                           $105,310       $100,951
                                                                            ========       ========
                  Liabilities and partners' equity:
                  Mortgage notes payable                                    $ 26,000       $ 26,000
                  Other liabilities                                            6,479          4,933
                  Partners' equity                                            72,831         70,018
                                                                            --------       --------

                     Total liabilities and partners' equity                 $105,310       $100,951
                                                                            ========       ========

The following is a combined summary of the operating results of these joint ventures for the periods presented:

                                                                         Year ended
                                                                        (Unaudited)
                                                    -----------------------------------------------------
                                                       12-31-99           12-31-98           12-31-97
                                                    ----------------   ---------------    ---------------

       Rental income                                     $   20,781         $  19,799         $   16,497
       Other income                                              26                26                 44
       Operating and other expenses                          (6,051)           (5,591)            (5,020)
       Mortgage interest expense                               (773)             (833)              (893)
       Depreciation and amortization                         (3,091)           (3,044)            (1,869)
                                                    ----------------   ---------------    ---------------
         Net income                                      $   10,892         $  10,357        $     8,759
                                                    ================   ===============    ===============

7.   Communities Held for Sale

During 1998, the Company completed a strategic planning effort resulting in a decision to pursue a disposition strategy for certain assets in markets that did not meet its long-term strategic direction. In connection with this strategy, the Company solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal. The Company sold seven communities with a total of 2,039 apartment homes in connection with this strategy in 1998. The aggregate gross sales price for these assets was $126,200, with total net proceeds of $73,900. A portion of the gross sales price was used to repay $50,030 of debt secured by assets sold. The communities sold during 1999 and the respective sales price and net proceeds are summarized on the following page:

                                                                 Period       Apartment
   Communities                     Location                      of sale        homes
   ------------------------------- --------------------------- ------------ -------------
   Blairmore                       Rancho Cordova, CA             1Q99           252
   Avalon at Park Center           Alexandria, VA                 2Q99           492
   Avalon at Lake Arbor            Mitchellville, MD              2Q99           209
   Avalon Station                  Fredricksburg, VA              2Q99           223
   Avalon Gayton                   Richmond, VA                   2Q99           328
   Avalon at Boulders              Richmond, VA                   2Q99           284
   The Pointe (1)                  Fairfield, CA                  3Q99           296
   Avalon at Willow Lake           Indianapolis, IN               3Q99           230
   Avalon at Geist                 Lawrence, IN                   3Q99           146
   Avalon at Montgomery            Cincinnati, OH                 4Q99           264
   Avalon at Oxford Hill           Creve Coeur, MO                4Q99           480
   Avalon Heights                  Madison Heights, MI            4Q99           225
   Rivershore                      Bay Pointe, CA                 4Q99           245
   Avalon at Hampton I             Hampton, VA                    4Q99           187
   Avalon at Hampton II            Hampton, VA                    4Q99           231
   Avalon Park                     Manassas, VA                   4Q99           372
   Fairlane Woods (2)              Detroit, MI                    4Q99           N/A
                                                                                 ---

                                                                                4,464
                                                                                =====
                                                    Gross sales         Net
   Communities                          Debt           price          proceeds
   ------------------------------- --------------- -------------- ----------------
   Blairmore                            $      --        $13,250         $ 12,991
   Avalon at Park Center                       --         44,250           43,820
   Avalon at Lake Arbor                        --         14,160           13,800
   Avalon Station                              --         12,734           12,500
   Avalon Gayton                               --         18,418           18,210
   Avalon at Boulders                          --         16,075           15,840
   The Pointe (1)                              --         24,350           23,833
   Avalon at Willow Lake                       --         14,350           14,055
   Avalon at Geist                             --         10,300           10,006
   Avalon at Montgomery                        --         15,600           15,379
   Avalon at Oxford Hill                       --         29,900           29,443
   Avalon Heights                              --         15,150           15,115
   Rivershore                              10,035         13,300            2,205
   Avalon at Hampton I                      8,060         10,547            1,961
   Avalon at Hampton II                    11,550         13,028              848
   Avalon Park                                 --         25,800           25,612
   Fairlane Woods (2)                          --         25,300           25,300
                                         --------         ------           ------

                                        $  29,645        $316,512        $ 280,918
                                         ========         =======          =======


(1) Proceeds from The Pointe were deposited into an escrow account to facilitate a like-kind exchange transaction.

(2) Fairlane Woods was a participating mortgage note, not an owned community.

In addition to assets disposed of in connection with this disposition strategy, the Company disposed of two communities in July 1998 in connection with an agreement executed by Avalon in March 1998 which provided for the buyout of certain limited partners in DownREIT V Limited Partnership. Net proceeds from the sale of the two communities, containing an aggregate of 758 apartment homes, were approximately $44,000.

The following unaudited pro forma information has been prepared as if the communities sold in connection with the disposition strategy during 1999 and 1998 had been sold as of January 1, 1998. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what actual results would have been nor does it purport to represent the results of operations for future periods had the dispositions occurred as of January 1, 1998.

                                                        Year Ended            Year Ended
                                                        (Unaudited)           (Unaudited)
                                                        -----------           -----------
                                                         12-31-99              12-31-98
       Pro forma revenue                             $     481,190            $    320,027
                                                     =============            ============
       Pro forma net income available
            to common stockholders                   $     123,841            $     79,525
                                                     =============            ============

       Per common share:
       Pro forma net income - basic                  $        1.89            $       1.56
                                                     =============            ============
       Pro forma net income - diluted                $        1.87            $       1.54
                                                     =============            ============

Management intends to market additional communities for sale during 2000. However, there can be no assurance that such assets will be sold, or that such sales will prove to be beneficial to the Company. The assets targeted for sale include land, buildings and improvements and furniture, fixtures and equipment, and are recorded at the lower of cost or fair value less estimated selling costs. The Company has not recognized a write-down in its real estate to arrive at net realizable value, although there can be no assurance that the Company can sell these assets for amounts that equal or exceed its estimates of net realizable value. At December 31, 1999 and 1998, total real estate, net of accumulated depreciation, subject to sale totaled $164,758 and $195,394, respectively. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company's consolidated statements of operations include net income of the communities held for sale at December 31, 1999 of $11,361, $10,262 and $9,146 for the years ended December 31, 1999, 1998 and 1997, respectively.

8.   Commitments and Contingencies

Presale Commitments

The Company occasionally enters into forward purchase commitments with unrelated third parties which allows the Company to purchase communities upon completion of construction. As of December 31, 1999, the Company has an agreement to purchase nine communities with an estimated 2,753 homes for an estimated aggregate purchase price of $347,052. The Company expects these acquisitions to close at different times through 2002. However, there can be no assurance that such acquisitions will be consummated or consummated on the schedule currently contemplated. As of December 31, 1999 and 1998, the Company had provided interim construction financing of $145,241 and $67,129, respectively, for these communities.

Employment Agreements and Arrangements

The Company has entered into employment agreements with five executive officers. In addition, during 2000 and prior to March 1, 2000, three other senior officers entered into employment agreements, which are generally similar in structure to those entered into with executive officers but which do not provide for the same level of severance payments. The employment agreements provide for severance payments in the event of a termination of employment (except for a termination by the Company with cause or a voluntary termination by the employee). The initial term of these agreements ends on dates that vary between June 4, 2001 and March 29, 2002. The employment agreements provide for one-year automatic renewals after the initial term unless an advance notice of non-renewal is provided by either party. Upon a change in control, the agreements provide for an automatic extension of three years (two years in the case of senior officers). The employment agreements provide for base salary and incentive compensation in the form of cash awards, stock options and stock grants subject to the discretion of, and attainment of performance goals established by, the Compensation Committee of the Board of Directors.

The employment agreements of the executive officers also provide that base salary may be increased during the initial term in amounts determined by the Compensation Committee, and that during any renewal term base salary increases will be equal to the greater of 5% of the prior year's base salary, a factor based on increases in the consumer price index, or an amount determined at the discretion of the Compensation Committee.

During the fourth quarter of 1999, the Company adopted an Officer Severance Program (the "Program") for the benefit of those officers of the Company who do not have employment agreements. Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated without cause in connection with a change in control (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to one times the amount of such officer's base salary and cash bonus.

Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, Management believes the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

9.  Value of Financial Instruments

The Company has historically used interest rate swap agreements (the "Swap Agreements") to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds. The Swap Agreements are held for purposes other than trading. The amortization of the cost of the Swap Agreements is included in interest expense. The remaining unamortized cost of the Swap Agreements is included in prepaid expenses and other assets and is amortized over the remaining life of the agreements. As of December 31, 1999, the effect of these Swap Agreements is to fix $190,765 of the Company's tax-exempt debt at an average interest rate of 6.1% with an average maturity of 7 years.

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

    - The Company's unsecured credit facility with an aggregate carrying value of $178,600 and $329,000 at December 31, 1999 and 1998,
         respectively approximates fair value.

Bond indebtedness and notes payable with an aggregate carrying value of $1,415,047 and $1,155,371 had an estimated aggregate fair value of $1,346,288 and $1,137,411 at December 31, 1999 and 1998, respectively.

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

The Company's reportable operating segments include Stable Communities, Developed Communities and Redeveloped Communities:

    - Stable Communities are communities that 1) have attained stabilized occupancy levels (at least 95% occupancy) and operating costs since the beginning of the prior calendar year (these communities are also known as Established Communities); or 2) were acquired after the beginning of the previous calendar year but were stabilized in terms of occupancy levels and operating costs at the time of acquisition, and remained stabilized throughout the end of the current calendar year. Stable Communities do not include communities where planned redevelopment or development activities have not yet commenced. The primary financial measure for this business segment is Net Operating Income ("NOI"), which represents total revenue less operating expenses and property taxes. With respect to Established Communities, an additional financial measure of performance is NOI for the current year as compared against the prior year and against current year budgeted NOI. With respect to other Stable Communities, performance is primarily based on reviewing growth in NOI for the current period as compared against prior periods within the calendar year and against current year budgeted NOI.

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

In addition to reporting segments based on the above property types, the Company previously reported results within these segments based on the East and West Coast geographic areas. This disclosure was provided as the East and West Coast geographic areas substantially reflected the operating communities of Avalon and Bay, respectively, prior to the Merger. Management currently reviews its operating segments by geographic regions, including Northern and Southern California, Pacific Northwest, Northeast, Mid-Atlantic and Midwest regions. Because the various locations within each individual region have similar economic and other characteristics, Management finds it useful to review the performance of the Company's communities in those locations on a regional, aggregated basis.

The accounting policies applicable to the operating segments described above are the same as those described in the summary of significant accounting policies.


                                                    Stable            Developed        Redeveloped
                                                  Communities        Communities       Communities        Other           Total
                                                  -----------        -----------       -----------        -----           -----
FOR THE YEAR ENDED DECEMBER 31, 1999

TOTAL, ALL SEGMENTS
     Total revenue                                $   348,212        $    32,820       $    36,476    $    85,088     $   502,596
     Net Operating Income                         $   243,519        $    24,678       $    25,959    $    55,768     $   349,924
     Gross real estate                            $ 2,386,523        $   225,841       $   288,511    $ 1,088,557     $ 3,989,432

NON-ALLOCATED OPERATIONS

     Total revenue                                $        --        $        --       $        --    $     1,948     $     1,948
     Net Operating Income                         $        --        $        --       $        --    $     1,697     $     1,697
     Gross real estate                            $        --        $        --       $        --    $   276,994     $   276,994

TOTAL, AVALONBAY

     Total revenue                                $   348,212        $    32,820       $    36,476    $    87,036     $   504,544
     Net Operating Income                         $   243,519        $    24,678       $    25,959    $    57,465     $   351,621
     Gross real estate                            $ 2,386,523        $   225,841       $   288,511    $ 1,365,551     $ 4,266,426

FOR THE YEAR ENDED DECEMBER 31, 1998

TOTAL, ALL SEGMENTS

     Total revenue                                $   266,371        $    13,032       $     5,907    $    83,927     $   369,237
     Net Operating Income                         $   183,799        $     9,572       $     3,744    $    54,516     $   251,631
     Gross real estate                            $ 2,488,123        $    77,655       $    41,271    $ 1,261,922     $ 3,868,971

NON-ALLOCATED OPERATIONS

     Total revenue                                $        --        $        --       $        --    $     2,166     $     2,166
     Net Operating Income                         $        --        $        --       $        --    $     1,915     $     1,915
     Gross real estate                            $        --        $        --       $        --    $   137,485     $   137,485

TOTAL, AVALONBAY

     Total revenue                                $   266,371        $    13,032       $     5,907    $    86,093     $   371,403
     Net Operating Income                         $   183,799        $     9,572       $     3,744    $    56,431     $   253,546
     Gross real estate                            $ 2,488,123        $    77,655       $    41,271    $ 1,399,407     $ 4,006,456

FOR THE YEAR ENDED DECEMBER 31, 1997

TOTAL, ALL SEGMENTS
     Total revenue                                $   129,149        $    10,661       $        --    $    30,102     $   169,912
     Net Operating Income                         $    85,799        $     7,464       $        --    $    21,771     $   115,034
     Gross real estate                            $ 1,043,662        $    67,119       $        --    $   402,515     $ 1,513,296

NON-ALLOCATED OPERATIONS

     Total revenue                                $        --        $        --       $        --    $     1,192     $     1,192
     Net Operating Income                         $        --        $        --       $        --    $       410     $       410
     Gross real estate                            $        --        $        --       $        --    $    21,690     $    21,690

TOTAL, AVALONBAY

     Total revenue                                $   129,149        $    10,661       $        --    $    31,294     $   171,104
     Net Operating Income                         $    85,799        $     7,464       $        --    $    22,181     $   115,444

     Gross real estate                            $ 1,043,662        $    67,119       $        --    $   424,205     $ 1,534,986

Operating expenses as reflected on the Consolidated Statements of Operations include $23,950, $18,264 and $6,048 for the years ended December 31, 1999, 1998 and 1997, respectively, of property management overhead costs that are not allocated to individual communities. These costs are not reflected in NOI as shown in the above tables. The amount reflected for "Communities held for sale" on the Consolidated Balance Sheets is net of $18,141 and $16,603 of accumulated depreciation as of December 31, 1999 and 1998, respectively.

In June 1998, the Company completed the Merger. For comparative purposes, the 1998 and 1997 segment information for the Company is presented below on a pro forma basis (unaudited) assuming the Merger had occurred as of January 1, 1997.

                                         Stable              Developed           Redeveloped
                                       Communities          Communities          Communities            Other              Total
                                     --------------       ---------------      ---------------     ---------------    --------------
FOR THE YEAR ENDED 12-31-98
     Total revenue                     $  254,213            $ 51,570                24,173           $  116,837        $  446,793
     Net Operating Income                 173,570            $ 38,895                16,950           $   75,404        $  304,819
     Current gross real estate         $2,107,129            $277,958              $221,961           $1,279,957        $3,887,005

FOR THE YEAR ENDED 12-31-97
     Total revenue                     $  204,696            $ 10,661              $  2,926           $   77,851        $  296,134
     Net Operating Income              $  139,954            $  7,464              $  2,210           $   53,568        $  203,196
     Current gross real estate         $1,535,521            $ 67,119              $ 17,797           $1,262,942        $2,883,379




11.  Stock-Based Compensation Plans

The Company has adopted the 1994 Stock Incentive Plan as amended and restated (the "Plan") for the purpose of encouraging and enabling the Company's officers, associates and directors to acquire a proprietary interest in the Company and as a means of aligning management and stockholder interests and expanding management's long-term perspective. Individuals who are eligible to participate in the Plan include officers, other associates, outside directors and other key persons of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. The Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, (ii) the grant of stock options that do not so qualify, (iii) grants of shares of restricted and unrestricted Common Stock, (iv) grants of deferred stock awards,
(v) performance share awards entitling the recipient to acquire shares of Common Stock and (vi) dividend equivalent rights.

Under the Plan, a maximum of 2,500,000 shares of Common Stock, plus 9.9% of any net increase in the total number of shares of Common Stock actually outstanding from time to time after April 13, 1998, may be issued. Notwithstanding the foregoing, the maximum number of shares of stock for which Incentive Stock Options may be issued under the Plan shall not exceed 2,500,000 and no awards shall be granted under the Plan after April 13, 2008. For purposes of this limitation, shares of Common Stock which are forfeited, canceled and reacquired by the Company, satisfied without the issuance of Common Stock or otherwise terminated (other than by exercise) shall be added back to the shares of Common Stock available for issuance under the Plan. Stock Options with respect to no more than 300,000 shares of stock may be granted to any one individual participant during any one calendar year period. Options granted to officers and employees under the Plan vest over periods determined by the Compensation Committee of the Board of Directors and expire ten years from the date of grant. Options granted to non-employee directors under the Plan are subject to accelerated vesting under certain limited circumstances and become exercisable on the first anniversary of the date of grant and expire ten years from the date of grant. Restricted stock granted to officers and employees under the Plan vest over periods determined by the Compensation Committee of the Board of Directors which is generally four years, with 20% vesting immediately on the grant date and the remaining 80% vesting equally over the next four years from the date of grant. Restricted stock granted to non-employee directors vests 20% on the date of issuance and 20% on each of the first four anniversaries of the date of issuance.

Information with respect to stock options granted under the Plan is as follows:

                                                                                        Average
                                                                                    Exercise Price
                                                                 Shares                Per Share
                                                             --------------        ----------------
        Options outstanding, December 31, 1996 (1)               722,875              $    21.70
                Exercised                                        (26,251)                  21.13
                Granted                                          394,100                   36.35
                Forfeited                                        (20,350)                  26.43
                                                              -------------          ------------
        Options outstanding, December 31, 1997 (1)             1,070,374              $    27.02

                Exercised                                       (164,924)                  21.71
                Granted                                        1,225,132                   36.81
                Forfeited                                       (244,500)                  35.25
                                                              -------------          ------------
        Options outstanding, December 31, 1998 (1)             1,886,082              $    32.74

                Exercised                                       (311,989)                  25.44
                Granted                                          993,084                   32.24
                Forfeited                                       (533,903)                  36.25
                                                              -------------          ------------
        Options outstanding, December 31, 1999                 2,033,274              $    32.63
                                                              =============          ============

                        Options exercisable:

                        December 31, 1997                        343,974              $    20.91
                                                              =============          ============
                        December 31, 1998                        656,925              $    27.26
                                                              =============          ============
                        December 31, 1999                        682,110              $    30.33
                                                              =============          ============

(1) The information presented for Bay for periods prior to June 4, 1998 is unaudited.

The following table summarizes information concerning currently outstanding and exercisable options:

                       Options Outstanding                                                  Options Exercisable
---------------------------------------------------------------------------         -----------------------------------
             Number Outstanding    Weighted Average          Weighted                                   Weighted
Exercise           as of               Remaining              Average                  Number             Average
 Price       December 31, 1999     Contractual Life         Exercise Price           Exercisable       Exercise Price
---------------------------------------------------------------------------         -----------------------------------
$18.38          60,000                    5.24               $   18.38                60,000           $   18.38
 19.25           6,000                    5.35                   19.25                 6,000               19.25
 19.63          19,450                    5.55                   19.63                19,450               19.63
 20.00         101,300                    4.19                   20.00               101,300               20.00
 20.50           6,000                    4.27                   20.50                 6,000               20.50
 23.38          40,000                    6.07                   23.38                30,000               23.38
 25.38          15,000                    6.33                   25.38                15,000               25.38
 27.75          44,700                    6.66                   27.75                37,200               27.75
 31.50         216,500                    9.80                   31.50                    --                  --
 31.50          50,000                    9.80                   31.50                    --                  --
 32.00         458,220                    9.13                   32.00                    --                  --
 32.25           8,000                    9.85                   32.25                    --                  --
 32.56          10,000                    9.09                   32.56                    --                  --
 33.69           1,500                    9.55                   33.69                    --                  --
 33.75           1,500                    8.97                   33.75                   500               33.75
 33.75           6,500                    8.97                   33.75                 2,165               33.75
 33.81           6,000                    9.78                   33.81                    --                  --
 33.94          10,000                    9.01                   33.94                    --                  --
 34.38          30,000                    7.38                   34.38                30,000               34.38
 34.81           1,500                    9.49                   34.81                    --                  --
 35.31             768                    9.64                   35.31                    --                  --
 35.31             768                    9.71                   35.31                    --                  --
 35.38           4,000                    9.69                   35.38                    --                  --
 35.44           6,000                    9.69                   35.44                    --                  --
 35.63           1,500                    9.68                   35.63                    --                  --
 36.00          70,000                    9.36                   36.00                    --                  --
 36.06             768                    9.36                   36.06                    --                  --
 36.13          90,000                    8.44                   36.13                90,000               36.13
 36.31         107,100                    8.43                   36.13                35,664               36.31
 36.31         245,000                    8.43                   36.31                81,585               36.31
 36.31          85,500                    8.43                   36.31                28,472               36.31
 36.63         142,700                    7.07                   36.63                82,700               36.63
 36.63          29,500                    8.56                   36.63                 9,824               36.63
 37.94         130,000                    8.08                   37.94                32,500               37.94
 38.81          20,000                    7.84                   38.81                10,000               38.81
 39.63           7,500                    7.73                   39.63                 3,750               39.63
           ===========                  ======               =========              =========          =========
             2,033,274                    8.23               $   32.63               682,110           $   30.33
           ===========                  ======               =========              =========          =========

Options to purchase 3,637,724, 4,488,189 and 348,400 shares of Common Stock were available for grant under the Plan at December 31, 1999, 1998 and 1997, respectively.

Before the Merger, Avalon had adopted its 1995 Equity Incentive Plan (the "Avalon 1995 Incentive Plan"). The 1995 Incentive Plan authorized the grant of
(i) stock options that qualified as incentive stock options under Section 422 of the Internal Revenue Code, (ii) stock options that did not so qualify, (iii) shares of restricted and unrestricted common stock, (iv) shares of unrestricted common stock and (v) dividend equivalent rights.

Under the Avalon 1995 Incentive Plan, a maximum number of 3,315,054 shares (or 2,546,956 shares as adjusted for the Merger) of common stock were issuable, plus any shares of common stock represented by awards under Avalon's 1993 Stock Option and Incentive Plan (the "Avalon 1993 Plan") that were forfeited, canceled, reacquired by Avalon, satisfied without the issuance of common stock or otherwise terminated (other than by exercise). Options granted to officers, non-employee directors and associates under the Avalon 1995 Incentive Plan generally vested over a three-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant.

In connection with the Merger, the exercise prices and the number of options under the Avalon 1995 Incentive Plan and the Avalon 1993 Plan were adjusted to reflect the equivalent Bay shares and exercise prices based on the 0.7683 share conversion ratio used in the Merger. Officers, non-employee directors and associates with Avalon 1995 Incentive Plan options may exercise their adjusted number of options for the Company's Common Stock at the adjusted exercise price.

Information with respect to stock options granted under the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:


                                                                       Weighted
                                                                       Average
                                                                    Exercise Price
                                                     Shares           Per Share
                                                  -------------    --------------
Options outstanding, December 31, 1996                810,557        $   26.99
        Exercised                                     (34,814)           26.83
        Granted                                       930,411            38.02
        Forfeited                                      (2,806)           28.89
                                                   ------------     -------------
Options outstanding, December 31, 1997              1,703,348        $   33.01
        Exercised                                     (49,375)           36.12
        Granted                                       464,227            37.60
        Forfeited                                     (65,946)           38.00
                                                   ------------     -------------
Options outstanding, December 31, 1998              2,052,254        $   34.05
        Exercised                                    (172,977)           26.97
        Granted                                            --            --
        Forfeited                                     (50,940)           37.61
                                                   ------------     -------------
Options outstanding, December 31, 1999              1,828,337        $   34.63
                                                   ============     =============

                        Options exercisable:

                        December 31, 1997             722,023        $   26.84
                                                   ============     =============
                        December 31, 1998           1,014,530        $   30.26
                                                   ============     =============
                        December 31, 1999           1,268,520        $   33.22
                                                   ============     =============

The following table summarizes information concerning currently outstanding and exercisable options under the Avalon 1995 Incentive Plan and the Avalon 1993
Plan:

                        Options Outstanding                                   Options Exercisable
----------------------------------------------------------------------   -------------------------------
           Number Outstanding      Weighted Average       Weighted                          Weighted
Exercise          as of               Remaining           Average            Number          Average
 Price      December 31, 1999      Contractual Life    Exercise Price     Exercisable    Exercise Price
----------------------------------------------------------------------   -------------------------------
$26.19            15,366                  5.37            $   26.19            15,366       $   26.19
 26.68           433,876                  3.86                26.68           433,876           26.68
 26.68             7,683                  3.86                26.68             7,683           26.68
 27.33            29,529                  5.35                27.33            29,529           27.33
 27.33             2,305                  6.04                27.33             2,305           27.33
 27.33             1,152                  7.96                27.33               769           27.33
 28.15            21,001                  6.48                28.15            21,001           28.15
 28.31            15,366                  6.37                28.31            15,366           28.31
 30.10             4,610                  4.37                30.10             4,610           30.10
 30.26             4,610                  6.69                30.26             4,610           30.26
 34.98             9,604                  6.96                34.98             9,604           34.98
 35.31            30,732                  7.36                35.31            30,732           35.31
 36.44             1,921                  7.68                36.44             1,281           36.44
 36.61            50,452                  8.41                36.61            16,799           36.61
 36.69             1,921                  8.32                36.69               640           36.69
 37.18             5,762                  8.37                37.18             1,919           37.18
 37.26               384                  8.27                37.26                 -               -
 37.58           355,000                  8.19                37.58           118,215           37.58
 37.66            35,726                  7.87                37.66            23,829           37.66
 38.15           782,898                  7.83                38.15           522,193           38.15
 38.72               768                  7.86                38.72               512           38.72
 39.29             3,457                  7.96                39.29             2,306           39.29
 39.70             1,921                  7.80                39.70             1,281           39.70
 39.86            12,293                  8.01                39.86             4,094           39.86

               =========                ======            =========         =========       =========
               1,828,337                  6.84            $   34.63         1,268,520       $   33.22
               =========                ======            =========         =========       =========

As of June 4, 1998, the date of the Merger, options ceased to be granted under the Avalon 1995 Incentive Plan. Accordingly, there were no options to purchase shares of Common Stock available for grant under the Avalon 1995 Incentive Plan at December 31, 1999 or 1998. Options to purchase 561,232 shares of Common Stock were available for grant under the Avalon 1995 Incentive Plan at December 31, 1997.

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

                                                                                          Pro Forma
                                                                 ----------------------------------------------------------
                                                                    Year ended            Year ended           Year ended
                                                                     12-31-99              12-31-98             12-31-97
                                                                 ------------------   -----------------    ----------------
Income before extraordinary items                                 $   171,748            $   121,198       $   65,505
                                                                  ===========            ===========       ==========
Net income                                                        $   171,748            $   120,953       $   64,322
                                                                  ===========            ===========       ==========
Income before extraordinary item per common share - basic         $      2.01            $      1.82       $     1.62
                                                                  ===========            ===========       ==========
Income before extraordinary item per common share - diluted       $      2.00            $      1.80       $     1.61
                                                                  ===========            ===========       ==========
Net income per share - basic                                      $      2.01            $      1.82       $     1.57
                                                                  ===========            ===========       ==========
Net income per share - diluted                                    $      2.00            $      1.79       $     1.56
                                                                  ===========            ===========       ==========


The fair value of the options granted during 1999 is estimated at $3.40 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.10%, volatility of 17.04%, risk free interest rates of 5.54%, actual number of forfeitures, and an expected life of approximately 3 years. The fair value of the options granted during 1998 is estimated at $3.72 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 5.96%, volatility of 16.77%, risk free interest rates of 5.55%, actual number of forfeitures, and an expected life of approximately 3 years. The fair value of the options granted during 1997 is estimated at $5.13 per share on the date of grant using the Binomial option pricing model with the following assumptions: dividend yield ranging from 5.0% to 5.5%, volatility factor of the expected market price of the Company's Common Stock of .142, risk free interest rate ranging from 5.8% to 6.7% and a weighted-average expected life of the options of 8 years.

In connection with the Merger, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the "1996 ESP Plan"). The primary purpose of the 1996 ESP Plan is to encourage Common Stock ownership by eligible directors, officers and associates (the "Participants") in the belief that such ownership will increase each Participant's interest in the success of the Company. Until January 1, 2000, the 1996 ESP Plan provided for two purchase periods per year. A purchase period was a six month period beginning each January 1 and July 1 and ending each June 30 and December 31, respectively. Beginning on January 1, 2000, there will be one purchase period per year, which will begin May 1 and end October 31. Participants may contribute portions of their compensation during a purchase period and purchase Common Stock at the end thereof. One million shares of Common Stock are reserved for issuance under the 1996 ESP Plan. Participation in the 1996 ESP Plan entitles each Participant to purchase Common Stock at a price which is equal to the lesser of 85% of the closing price for a share of stock on the first day of such purchase period or 85% of the closing price on the last day of such purchase period. The Company issued 35,408 and 23,396 shares under the 1996 ESP Plan for the two purchase periods during the years ending December 31, 1999 and 1998, respectively.

12.  Quarterly Financial Information (Unaudited)

The following summary represents the quarterly results of operations for the years ended December 31, 1999 and 1998:

                                                                          Three months ended
                                                  -----------------------------------------------------------------------
1999                                                  March 31         June 30        September 30         December 31
----                                              --------------  ---------------   ----------------   ------------------
Total revenue                                     $   118,632       $   122,822       $   130,747       $   132,343
Net income available to common stockholders       $     6,355       $    52,977       $    24,336       $    48,829
Net income per common share - basic               $      0.10       $      0.81       $      0.37       $      0.74
Net income per common share - diluted             $      0.10       $      0.80       $      0.37       $      0.73

                                                                         Three months ended
                                                  ------------------------------------------------------------------
1998                                                  March 31        June 30        September 30      December 31
----                                              -------------   --------------    --------------   ---------------
Total revenue                                     $   56,370       $   77,297       $   118,129       $   119,607
Net income available to common stockholders       $   13,955       $   13,815       $    22,089       $    45,544
Net income per common share - basic               $     0.43       $     0.33       $      0.34       $      0.71
Net income per common share - diluted             $     0.42       $     0.32       $      0.34       $      0.70

The sum of the quarterly net income per common share, basic and diluted, for 1998 are not equal to the full year amounts primarily because of fluctuations in quarterly net income during the year.

13.  Subsequent Events

During January 2000, the Company sold one community, Avalon Chase, a 360 apartment home community located in Marlton, New Jersey. The net proceeds of approximately $29,325 from the sale of this community will be redeployed to development and redevelopment communities. Pending such redeployment, the proceeds from the sale of this community were primarily used to repay amounts outstanding under the Company's Unsecured Facility.

During January 2000, the Company entered into a joint venture agreement with an entity controlled by Multi-Employer Development Partners ("MEDP") to develop Avalon on the Sound, a 412 apartment high rise community in New Rochelle, New York with total capitalized costs estimated to be $93,300. The terms of the limited liability company agreement anticipate a capital structure, after completion of construction, that is comprised of 60% equity and 40% debt. Equity contributions will be funded 25% by the Company and 75% by MEDP. Construction financing that converts to long-term financing following completion will provide the debt capital. Operating cash flow will be distributed 25% to the Company and 75% to MEDP until each receives a 9% return on invested capital. Thereafter, operating cash flow will be distributed equally to the Company and MEDP. Upon a sale to a third party, cash is distributed first to each partner until capital contributions are recovered. Thereafter, sales proceeds are distributed based upon achievement of certain internal rate of return levels ("IRR"). Distributions that result in an IRR to MEDP and the Company of 12-15% are made 40% to the Company and 60% to MEDP. Thereafter, sales proceeds are distributed equally to the Company and MEDP. Following the third year after completion of construction, buy-sell provisions are in effect. The Company will receive construction, development and management fees for services rendered to the joint venture.

SCHEDULE III

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (Dollars in thousands)




                                                    Initial Cost
                                           -----------------------------    Costs
                                                           Building/      Subsequent
                                                         Construction         to
                                                         in Progress &   Acquisition/
                                                Land     Improvements    Construction
                                            -----------  --------------  -------------
Current Communities
Waterford                                        11,324          45,717            736
Hampton Place                                    10,746          43,399            444
Hacienda Gardens                                 11,610          46,552            800
Amador Oaks                                       5,276          19,651          1,788
Willow Creek                                      6,581          26,583            480
Alicante                                          4,271          17,282            456
Barrington Hills                                  3,574          14,357            427
Parc Centre at Union Square                       4,249          16,820            489
Governor's Square                                 3,316          13,244          4,431
Crown Ridge                                       5,982          16,885          7,572
Sunset Towers                                     3,561          21,324          3,205
City Heights                                      5,403          21,567            422
Village Square                                    4,726          19,130            196
Avalon Towers by the Bay                          9,154          56,240            469
Crossbrook                                        3,389          14,816            780
Cedar Ridge                                       4,230           9,666         11,629
Regatta Bay                                       7,852          31,445          1,397
Sea Ridge                                         6,125          24,796             60
Toscana                                          20,713          99,425              -
Carriage Square                                  11,933          48,313            406
Canyon Creek                                     11,830          47,828            171
CountryBrook                                      9,384          34,794          3,343
The Arbors                                        3,414          15,473         12,675
Avalon at Creekside                               6,546          26,301          4,931
The Fountains at River Oaks                       8,904          35,126          1,540
Parkside Commons                                  7,406          29,823            142
Villa Mariposa                                    9,755          39,419            207
San Marino                                        6,607          26,673            206
The Promenade                                     6,786          27,388            167
Foxchase I & II                                  11,340          45,532            784
Glen Creek                                        3,598          14,527            212
Fairway Glen                                      3,341          13,338            368
CentreMark                                        9,099          39,244            504
Avalon on the Alameda                             5,396          50,009            404
Rosewalk at Waterford Park I                     11,177          44,896            167
Rosewalk at Waterford Park II                     4,637          16,750            234
ViewPointe                                       23,828          40,375          6,626
Lakeside                                         22,483          28,207          5,056
Avalon Westside Terrace                           5,878          23,708          7,221
Arbor Heights                                     2,984          17,927          8,547
Warner Oaks                                       7,045          12,986          6,037
TimberWood                                        1,210           8,607          4,919
SunScape                                          6,663          21,647          8,675
Avalon at Pacific Bay                             4,871          19,745          7,076
Mill Creek                                        4,709          16,063          3,362
Villa Serena                                      4,607          17,001          1,933

                                                            Total Cost
                                            ----------------------------------------
                                                            Building/
                                                          Construction
                                                          in Progress &
                                               Land       Improvements             Total
                                           ------------  ----------------       ----------
Current Communities
Waterford                                        11,324            46,453           57,777
Hampton Place                                    10,746            43,843           54,589
Hacienda Gardens                                 11,610            47,352           58,962
Amador Oaks                                       5,276            21,439           26,715
Willow Creek                                      6,581            27,063           33,644
Alicante                                          4,271            17,738           22,009
Barrington Hills                                  3,574            14,784           18,358
Parc Centre at Union Square                       4,249            17,309           21,558
Governor's Square                                 3,316            17,675           20,991
Crown Ridge                                       5,982            24,457           30,439
Sunset Towers                                     3,561            24,529           28,090
City Heights                                      5,403            21,989           27,392
Village Square                                    4,726            19,326           24,052
Avalon Towers by the Bay                          9,154            56,709           65,863
Crossbrook                                        3,389            15,596           18,985
Cedar Ridge                                       4,230            21,295           25,525
Regatta Bay                                       7,852            32,842           40,694
Sea Ridge                                         6,125            24,856           30,981
Toscana                                          20,713            99,425          120,138
Carriage Square                                  11,933            48,719           60,652
Canyon Creek                                     11,830            47,999           59,829
CountryBrook                                      9,384            38,137           47,521
The Arbors                                        3,414            28,148           31,562
Avalon at Creekside                               6,546            31,232           37,778
The Fountains at River Oaks                       8,904            36,666           45,570
Parkside Commons                                  7,406            29,965           37,371
Villa Mariposa                                    9,755            39,626           49,381
San Marino                                        6,607            26,879           33,486
The Promenade                                     6,786            27,555           34,341
Foxchase I & II                                  11,340            46,316           57,656
Glen Creek                                        3,598            14,739           18,337
Fairway Glen                                      3,341            13,706           17,047
CentreMark                                        9,099            39,748           48,847
Avalon on the Alameda                             5,396            50,413           55,809
Rosewalk at Waterford Park I                     11,177            45,063           56,240
Rosewalk at Waterford Park II                     4,637            16,984           21,621
ViewPointe                                       23,828            47,001           70,829
Lakeside                                         22,483            33,263           55,746
Avalon Westside Terrace                           5,878            30,929           36,807
Arbor Heights                                     2,984            26,474           29,458
Warner Oaks                                       7,045            19,023           26,068
TimberWood                                        1,210            13,526           14,736
SunScape                                          6,663            30,322           36,985
Avalon at Pacific Bay                             4,871            26,821           31,692
Mill Creek                                        4,709            19,425           24,134
Villa Serena                                      4,607            18,934           23,541




                                                           Total Cost, Net                               Year of
                                           Accumulated     of Accumulated                              Completion/
                                           Depreciation     Depreciation          Encumbrances         Acquisition
                                          ---------------  ----------------     ---------------      ----------------
Current Communities
Waterford                                           2,601            55,176              33,100       1985/86
Hampton Place                                       2,404            52,185                   -       1992/94
Hacienda Gardens                                    2,612            56,350                   -       1988/94
Amador Oaks                                         1,188            25,527                   -       1989/97
Willow Creek                                        1,642            32,002                   -       1985/94
Alicante                                              971            21,038                   -       1992/94
Barrington Hills                                      827            17,531              12,843       1986/94
Parc Centre at Union Square                           967            20,591                   -       1973/96
Governor's Square                                     816            20,175              13,923       1976/97
Crown Ridge                                         1,367            29,072                   -       1973/96
Sunset Towers                                       1,499            26,591                   -       1961/96
City Heights                                        1,219            26,173              20,263       1990/95
Village Square                                      1,058            22,994                   -       1972/94
Avalon Towers by the Bay                              477            65,386                   -         1999
Crossbrook                                            793            18,192               8,273       1986/94
Cedar Ridge                                         1,133            24,392                   -       1975/97
Regatta Bay                                         1,829            38,865                   -       1973/94
Sea Ridge                                           1,364            29,617              17,026       1971/95
Toscana                                             4,993           115,145                   -         1997
Carriage Square                                     2,672            57,980                   -         1995
Canyon Creek                                        2,585            57,244              37,535         1995
CountryBrook                                        2,126            45,395              19,264       1985/96
The Arbors                                          1,219            30,343              12,870       1966/97
Avalon at Creekside                                 1,494            36,284                   -       1962/97
The Fountains at River Oaks                         1,978            43,592                   -       1990/96
Parkside Commons                                    1,647            35,724                   -       1991/96
Villa Mariposa                                      2,144            47,237              18,300         1986
San Marino                                          1,482            32,004                   -       1984/88
The Promenade                                       1,522            32,819                   -       1987/95
Foxchase I & II                                     2,411            55,245              26,400       1986/87
Glen Creek                                            821            17,516                   -         1989
Fairway Glen                                          748            16,299               9,580         1986
CentreMark                                          1,467            47,380                   -         1999
Avalon on the Alameda                               1,018            54,791                   -         1999
Rosewalk at Waterford Park I                        2,473            53,767                   -         1997
Rosewalk at Waterford Park II                         428            21,193                   -         1999
ViewPointe                                          2,730            68,099                   -       1989/97
Lakeside                                            2,097            53,649                   -       1969/97
Avalon Westside Terrace                             1,440            35,367                   -       1966/97
Arbor Heights                                       1,191            28,267                   -       1970/97
Warner Oaks                                           840            25,228                   -       1979/98
TimberWood                                            787            13,949                   -       1972/97
SunScape                                            1,854            35,131                   -       1972/97
Avalon at Pacific Bay                               1,171            30,521                   -       1971/97
Mill Creek                                          1,098            23,036                   -       1973/96
Villa Serena                                        1,077            22,464                   -       1990/97

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (Dollars in thousands)


                                                    Initial Cost
                                           -----------------------------
                                                           Building/        Costs
                                                         Construction     Subsequent
                                                         in Progress &        to
                                                Land     Improvements    Construction
                                            -----------  --------------  -------------
Amberway                                         10,285           7,249          3,455
Laguna Brisas                                       656          16,588          1,376
Lafayette Place                                   1,975           3,831          4,283
Larkspur Canyon                                   2,517           9,258          1,079
Mission Bay Club                                  9,922          40,633         10,001
Gateway Tower                                     2,768          20,134          1,424
Mission Woods                                     2,710          10,924          7,910
SummerWalk                                        2,760           9,391          1,946
Waterhouse Place                                  2,109          13,514          5,048
The Verandas at Bear Creek                        6,786          27,035            561
Gallery Place                                     4,558          17,504          3,872
Avalon Ridge                                      3,066          18,268          7,258
Avalon Westhaven                                  2,316           6,769          3,434
Avalon at Prudential Center                      25,811         103,233          2,893
Longwood Towers                                   4,219          35,484          2,102
Avalon at Center Place                                -          26,816            179
Avalon Summit                                     1,743          14,654             71
Avalon at Lexington                               2,124          12,599            189
Avalon at Faxon Park                              1,136          13,960            135
Avalon West                                         943           9,881              -
Avalon Oaks                                       2,129          18,139            306
Avalon Walk I & II                                9,102          48,796            736
Avalon Glen                                       5,956          23,993            774
Avalon Gates                                      4,414          31,305             46
Hanover Hall                                      7,510          29,750          1,635
Avalon Springs                                    2,116          14,512              1
Avalon Valley                                     2,277          22,516            402
Avalon Lake                                       3,314          13,163            203
Avalon Pavilions                                 11,256          45,159          1,093
Avalon Commons                                    4,679          28,552             24
Avalon Towers                                     3,118          12,712            604
Avalon Court                                      3,083          15,862              9
Avalon Cove                                       8,760          82,356             40
The Tower at Avalon Cove                          3,738          43,002            404
Avalon Chase                                      4,718          18,992            220
Avalon Watch                                      5,585          22,394            759
Avalon Crest                                     11,468          42,899            526
Avalon Run East                                   1,579          14,668              -
Avalon Gardens                                    8,428          45,561            149
Avalon View                                       3,529          14,140            262
Avalon Green                                      1,820          10,525            187
The Avalon                                        2,489          25,466            173
Avalon at Fairway Hills I & II                    8,612          34,463            708
Avalon at Symphony Glen                           1,594           6,384            528
Avalon Landing                                    1,849           7,409            167
Avalon Birches                                    2,678          10,842            281
Avalon Pines                                      1,714           6,958            121
Avalon at Ballston - Vermont & Quincy Towers      9,340          37,360            173
Avalon Crescent                                  13,851          43,401              -

                                                                 Total Cost
                                                 ----------------------------------------
                                                                 Building/
                                                               Construction
                                                               in Progress &
                                                    Land       Improvements             Total
                                                ------------  ----------------       ----------
Amberway                                              10,285            10,704           20,989
Laguna Brisas                                            656            17,964           18,620
Lafayette Place                                        1,975             8,114           10,089
Larkspur Canyon                                        2,517            10,337           12,854
Mission Bay Club                                       9,922            50,634           60,556
Gateway Tower                                          2,768            21,558           24,326
Mission Woods                                          2,710            18,834           21,544
SummerWalk                                             2,760            11,337           14,097
Waterhouse Place                                       2,109            18,562           20,671
The Verandas at Bear Creek                             6,786            27,596           34,382
Gallery Place                                          4,558            21,376           25,934
Avalon Ridge                                           3,066            25,526           28,592
Avalon Westhaven                                       2,316            10,203           12,519
Avalon at Prudential Center                           25,811           106,126          131,937
Longwood Towers                                        4,219            37,586           41,805
Avalon at Center Place                                     -            26,995           26,995
Avalon Summit                                          1,743            14,725           16,468
Avalon at Lexington                                    2,124            12,788           14,912
Avalon at Faxon Park                                   1,136            14,095           15,231
Avalon West                                              943             9,881           10,824
Avalon Oaks                                            2,129            18,445           20,574
Avalon Walk I & II                                     9,102            49,532           58,634
Avalon Glen                                            5,956            24,767           30,723
Avalon Gates                                           4,414            31,351           35,765
Hanover Hall                                           7,510            31,385           38,895
Avalon Springs                                         2,116            14,513           16,629
Avalon Valley                                          2,277            22,918           25,195
Avalon Lake                                            3,314            13,366           16,680
Avalon Pavilions                                      11,256            46,252           57,508
Avalon Commons                                         4,679            28,576           33,255
Avalon Towers                                          3,118            13,316           16,434
Avalon Court                                           3,083            15,871           18,954
Avalon Cove                                            8,760            82,396           91,156
The Tower at Avalon Cove                               3,738            43,406           47,144
Avalon Chase                                           4,718            19,212           23,930
Avalon Watch                                           5,585            23,153           28,738
Avalon Crest                                          11,468            43,425           54,893
Avalon Run East                                        1,579            14,668           16,247
Avalon Gardens                                         8,428            45,710           54,138
Avalon View                                            3,529            14,402           17,931
Avalon Green                                           1,820            10,712           12,532
The Avalon                                             2,489            25,639           28,128
Avalon at Fairway Hills I & II                         8,612            35,171           43,783
Avalon at Symphony Glen                                1,594             6,912            8,506
Avalon Landing                                         1,849             7,576            9,425
Avalon Birches                                         2,678            11,123           13,801
Avalon Pines                                           1,714             7,079            8,793
Avalon at Ballston - Vermont & Quincy Towers           9,340            37,533           46,873
Avalon Crescent                                       13,851            43,401           57,252




                                                                Total Cost, Net                               Year of
                                                Accumulated     of Accumulated                              Completion/
                                                Depreciation     Depreciation          Encumbrances         Acquisition
                                               ---------------  ----------------     ---------------      ----------------
Amberway                                                   569            20,420                   -       1983/98
Laguna Brisas                                            1,076            17,544              10,400       1988/98
Lafayette Place                                            465             9,624                   -       1956/96
Larkspur Canyon                                            594            12,260               7,445       1984/96
Mission Bay Club                                         2,287            58,269                   -       1969/97
Gateway Tower                                            1,301            23,025                   -       1973/98
Mission Woods                                            1,043            20,501                   -       1960/97
SummerWalk                                                 650            13,447                   -       1982/97
Waterhouse Place                                           979            19,692                   -       1990/97
The Verandas at Bear Creek                               1,488            32,894                   -         1998
Gallery Place                                            1,230            24,704              11,272       1991/97
Avalon Ridge                                             1,112            27,480              18,755       1987/88
Avalon Westhaven                                           543            11,976                   -       1989/97
Avalon at Prudential Center                              5,300           126,637                   -         1998
Longwood Towers                                          4,232            37,573                   -         1993
Avalon at Center Place                                   2,267            24,728                   -         1997
Avalon Summit                                            1,823            14,645                   -         1996
Avalon at Lexington                                      2,280            12,632              14,602         1994
Avalon at Faxon Park                                       967            14,264                   -         1998
Avalon West                                              1,155             9,669               8,632         1996
Avalon Oaks                                                538            20,036                   -         1999
Avalon Walk I & II                                       8,691            49,943              12,541       1992/94
Avalon Glen                                              4,432            26,291                   -         1991
Avalon Gates                                             2,752            33,013                   -         1997
Hanover Hall                                             1,146            37,749                   -       1961/98
Avalon Springs                                           1,383            15,246                   -         1996
Avalon Valley                                              508            24,687                   -         1999
Avalon Lake                                                293            16,387                   -         1999
Avalon Pavilions                                         8,873            48,635                   -       1990/92
Avalon Commons                                           2,366            30,889                   -         1997
Avalon Towers                                            1,728            14,706                   -         1995
Avalon Court                                             1,211            17,743                   -         1997
Avalon Cove                                              8,054            83,102                   -         1997
The Tower at Avalon Cove                                   988            46,156                   -         1999
Avalon Chase                                             2,225            21,705                   -         1996
Avalon Watch                                             4,629            24,109                   -         1988
Avalon Crest                                               843            54,050                   -         1999
Avalon Run East                                          1,623            14,624                   -         1996
Avalon Gardens                                           3,063            51,075                   -         1998
Avalon View                                              2,819            15,112              18,795         1993
Avalon Green                                             1,610            10,922                   -         1995
The Avalon                                                 318            27,810                   -         1999
Avalon at Fairway Hills I & II                           4,659            39,124              11,500       1987/96
Avalon at Symphony Glen                                  1,377             7,129               9,780         1986
Avalon Landing                                           1,178             8,247               6,721         1995
Avalon Birches                                           1,723            12,078                   -         1995
Avalon Pines                                               852             7,941               5,226         1996
Avalon at Ballston - Vermont & Quincy Towers             3,553            43,320                   -         1997
Avalon Crescent                                          3,880            53,372                   -         1996

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (Dollars in thousands)




                                                    Initial Cost
                                            ----------------------------
                                                           Building/        Costs
                                                         Construction     Subsequent
                                                         in Progress &        to
                                                Land     Improvements    Construction
                                            -----------  --------------  -------------
Avalon at Ballston - Washington Towers            7,291          29,177            540
Avalon at Cameron Court                          10,292          32,569            362
AutumnWoods                                       6,096          24,400            294
Avalon at Fair Lakes                              4,334          19,091             36
Avalon at Dulles                                  2,302           9,215            227
Avalon at Providence Park                         2,152           8,907             91
Avalon Woods                                      1,490           6,643            528
Avalon at Decoverly                               6,157          24,800            301
Avalon Knoll                                      1,528           6,136            509
Avalon Fields I & II                              4,047          18,431            186
Avalon Crossing                                   2,207          11,683              -
4100 Massachusetts Avenue                         6,848          27,614            681
Avalon at Danada Farms                            7,535          30,444             89
Avalon at West Grove                              5,149          21,473          2,537
Avalon at Stratford Green                         4,326          17,569             13
Avalon at Devonshire                              7,250          29,641             21
The Gates of Edinburg                             3,541          14,758            136
Avalon at Town Centre                             3,450          14,449             37
Avalon at Town Square                             2,099           8,642             12
Avalon at Woodbury                                5,033          20,470              5
                                            -----------  --------------  -------------
                                                679,750       2,885,715        196,046
                                            -----------  --------------  -------------
Development Communities
-----------------------
Avalon Corners                                    4,214          25,963              -
Avalon Court North                                3,996          34,515              -
Avalon Willow                                     4,139          34,963              -
Avalon at Fox Mill                                1,989          16,894              -
Avalon Essex                                          -          14,727              -
Avalon Haven                                          -           3,033              -
Avalon at Florham Park                                -          16,880              -
Avalon River Mews                                     -          20,747              -
Avalon Bellevue                                       -           9,543              -
Avalon at Arlington Square I                          -          25,859              -
Avalon on the Sound                                   -           4,022              -
Avalon Estates                                        -           2,623              -
                                            -----------  --------------  -------------
                                                 14,338         209,769              -
                                            -----------  --------------  -------------

Corporate                                         3,579          10,596        266,633
                                            -----------  --------------  -------------

                                                697,667       3,106,080        462,679
                                            ===========  ==============  =============

                                                             Total Cost
                                             ----------------------------------------
                                                             Building/
                                                           Construction
                                                           in Progress &
                                                Land       Improvements             Total
                                            ------------  ----------------       ----------
Avalon at Ballston - Washington Towers             7,291            29,717           37,008
Avalon at Cameron Court                           10,292            32,931           43,223
AutumnWoods                                        6,096            24,694           30,790
Avalon at Fair Lakes                               4,334            19,127           23,461
Avalon at Dulles                                   2,302             9,442           11,744
Avalon at Providence Park                          2,152             8,998           11,150
Avalon Woods                                       1,490             7,171            8,661
Avalon at Decoverly                                6,157            25,101           31,258
Avalon Knoll                                       1,528             6,645            8,173
Avalon Fields I & II                               4,047            18,617           22,664
Avalon Crossing                                    2,207            11,683           13,890
4100 Massachusetts Avenue                          6,848            28,295           35,143
Avalon at Danada Farms                             7,535            30,533           38,068
Avalon at West Grove                               5,149            24,010           29,159
Avalon at Stratford Green                          4,326            17,582           21,908
Avalon at Devonshire                               7,250            29,662           36,912
The Gates of Edinburg                              3,541            14,894           18,435
Avalon at Town Centre                              3,450            14,486           17,936
Avalon at Town Square                              2,099             8,654           10,753
Avalon at Woodbury                                 5,033            20,475           25,508
                                            ------------  ----------------       ----------
                                                 679,750         3,081,761        3,761,511
                                            ------------  ----------------       ----------
Development Communities
-----------------------
Avalon Corners                                     4,214            25,963           30,177
Avalon Court North                                 3,996            34,515           38,511
Avalon Willow                                      4,139            34,963           39,102
Avalon at Fox Mill                                 1,989            16,894           18,883
Avalon Essex                                           -            14,727           14,727
Avalon Haven                                           -             3,033            3,033
Avalon at Florham Park                                 -            16,880           16,880
Avalon River Mews                                      -            20,747           20,747
Avalon Bellevue                                        -             9,543            9,543
Avalon at Arlington Square I                           -            25,859           25,859
Avalon on the Sound                                    -             4,022            4,022
Avalon Estates                                         -             2,623            2,623
                                            ------------  ----------------       ----------
                                                  14,338           209,769          224,107
                                            ------------  ----------------       ----------

Corporate                                          3,579           277,229          280,808
                                            ------------  ----------------       ----------

                                                 697,667         3,568,759        4,266,426
                                            ============  ================       ==========




                                                            Total Cost, Net                               Year of
                                            Accumulated     of Accumulated                              Completion/
                                            Depreciation     Depreciation          Encumbrances         Acquisition
                                           ---------------  ----------------     ---------------      ----------------
Avalon at Ballston - Washington Towers               5,524            31,484                   -         1990
Avalon at Cameron Court                              1,949            41,274                   -         1998
AutumnWoods                                          2,479            28,311                   -         1996
Avalon at Fair Lakes                                 1,266            22,195                   -         1998
Avalon at Dulles                                     1,895             9,849              12,360         1986
Avalon at Providence Park                              752            10,398                   -         1997
Avalon Woods                                         1,461             7,200                   -         1994
Avalon at Decoverly                                  3,471            27,787                   -         1995
Avalon Knoll                                         1,579             6,594              13,580         1985
Avalon Fields I & II                                 2,045            20,619              11,756         1998
Avalon Crossing                                      1,275            12,615                   -         1996
4100 Massachusetts Avenue                            4,881            30,262                   -         1982
Avalon at Danada Farms                               2,050            36,018                   -         1997
Avalon at West Grove                                 1,524            27,635                   -         1967
Avalon at Stratford Green                            1,190            20,718                   -         1997
Avalon at Devonshire                                 2,062            34,850              27,305         1988
The Gates of Edinburg                                  834            17,601                   -         1992
Avalon at Town Centre                                  988            16,948                   -         1986
Avalon at Town Square                                  599            10,154                   -         1986
Avalon at Woodbury                                     338            25,170                   -         1999
                                           ---------------  ----------------     ---------------
                                                   219,118         3,542,393             430,047
                                           ---------------  ----------------     ---------------
Development Communities
-----------------------
Avalon Corners                                         135            30,042                   -
Avalon Court North                                     269            38,242                   -
Avalon Willow                                          502            38,600                   -
Avalon at Fox Mill                                     129            18,754                   -
Avalon Essex                                             -            14,727                   -
Avalon Haven                                             -             3,033                   -
Avalon at Florham Park                                   -            16,880                   -
Avalon River Mews                                        -            20,747                   -
Avalon Bellevue                                          -             9,543                   -
Avalon at Arlington Square I                             -            25,859                   -
Avalon on the Sound                                      -             4,022                   -
Avalon Estates                                           -             2,623                   -
                                           ---------------  ----------------     ---------------
                                                     1,035           223,072                   -
                                           ---------------  ----------------     ---------------

Corporate                                            4,950           275,858                   -
                                           ---------------  ----------------     ---------------

                                                   225,103         4,041,323             430,047
                                           ===============  ================     ===============

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (Dollars in thousands)

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building - 30 years
Improvements, upgrades and FF&E - not to exceed 7 years

The aggregate cost of total real estate for Federal income tax purposes was approximately $4.3 billion at December 31, 1999.

The changes in total real estate assets for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                Years ended December 31,
                                           ------------------------------------

                                                            1998        1997
                                               1999      (Revised)   (Revised)
                                           -----------   ---------   ----------
Balance, beginning of period               $ 4,006,456  $1,534,986   $1,081,906
Acquisitions, Construction Costs
and Improvements                               519,381   2,622,427      515,976
Reclassification to investments in JV's             --          --      (45,527)
Dispositions                                  (259,411)   (150,957)     (17,369)
                                           -----------  ----------   ----------
Balance, end of period                     $ 4,266,426  $4,006,456)  $1,534,986
                                           ===========  ==========   ==========


The changes in accumulated depreciation for the years ended December 31, 1999, 1998 and 1997, are as follows:

                                            Years ended December 31,
                                       -----------------------------------

                                                     1998          1997
                                          1999     (Revised)     (Revised)
                                       ----------- ---------     ---------
Balance, beginning of period            $ 137,374  $ 69,932     $ 44,547
Depreciation for period                   107,928    75,614       26,854
Dispositions                              (20,199)   (8,172)      (1,469)
                                        ---------  --------      -------
Balance, end of period                  $ 225,103  $137,374      $69,932
                                        =========  ========      =======