Form 10-Q
period 2000-03-31
AVALONBAY COMMUNITIES INC
filed 2000-05-15
CIK 915912

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

                  For the quarterly period ended March 31, 2000

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

                 66,169,359 shares outstanding as of May 1, 2000

================================================================================

                           AVALONBAY COMMUNITIES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
         December 31,1999 (audited)......................................................................       2

         Condensed Consolidated Statements of Operations (unaudited) for the three months
         ended March 31, 2000 and 1999...................................................................       3

         Condensed Consolidated Statements of Cash Flows (unaudited) for the three months
         ended March 31, 2000 and 1999...................................................................     4-5

         Notes to Condensed Consolidated Financial Statements (unaudited)................................    6-15


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations......................................................................................   16-38

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................      39

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................      39

Item 2.  Changes in Securities...........................................................................      39

Item 3.  Defaults Upon Senior Securities.................................................................      39

Item 4.  Submission of Matters to a Vote of Security Holders.............................................      39

Item 5.  Other Information...............................................................................      39

Item 6.  Exhibits and Reports on Form 8-K................................................................   39-41

Signatures...............................................................................................      42

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           AVALONBAY COMMUNITIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                                      3-31-00
                                                                                                    (unaudited)          12-31-99
                                                                                                    -----------        -------------
ASSETS
Real estate:
       Land                                                                                         $   689,279        $   663,007
       Buildings and improvements                                                                     3,019,541          2,942,866
       Furniture, fixtures and equipment                                                                 89,451             82,467
                                                                                                    -----------        -----------
                                                                                                      3,798,271          3,688,340
       Less accumulated depreciation                                                                   (245,012)          (206,962)
                                                                                                    -----------        -----------
       Net operating real estate                                                                      3,553,259          3,481,378
       Construction in progress (including land)                                                        415,335            395,187
       Communities held for sale                                                                         95,009            164,758
                                                                                                    -----------        -----------
           Total real estate, net                                                                     4,063,603          4,041,323

Cash and cash equivalents                                                                                 8,076              7,621
Cash in escrow                                                                                            9,468              8,801
Resident security deposits                                                                               14,610             14,113
Investments in unconsolidated joint ventures                                                             10,771             10,702
Deferred financing costs, net                                                                            13,194             14,056
Deferred development costs                                                                               12,125             12,938
Participating mortgage notes                                                                             21,483             21,483
Prepaid expenses and other assets                                                                        26,786             23,625
                                                                                                    -----------        -----------
                   TOTAL ASSETS                                                                     $ 4,180,116        $ 4,154,662
                                                                                                    ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Variable rate unsecured credit facility                                                             $   205,000        $   178,600
Unsecured notes                                                                                         985,000            985,000
Notes payable                                                                                           429,170            430,047
Dividends payable                                                                                        46,887             44,139
Payables for construction                                                                                17,145             18,874
Accrued expenses and other liabilities                                                                   45,749             40,226
Accrued interest payable                                                                                 14,467             28,134
Resident security deposits                                                                               25,404             23,980
                                                                                                    -----------        -----------
                    TOTAL LIABILITIES                                                                 1,768,822          1,749,000
                                                                                                    -----------        -----------

Minority interest of unitholders in consolidated partnerships                                            35,502             35,377

Stockholders' equity:
         Preferred stock, $.01 par value; $25 liquidation value; 50,000,000 shares authorized at both March 31, 2000 and December 31, 1999;
              18,322,700 shares outstanding at both
              March 31, 2000 and 1999                                                                       183                183
         Common stock, $.01 par value; 140,000,000 shares authorized at both March 31, 2000 and December 31, 1999; 65,968,309 and 65,758,009 shares outstanding at March 31,
             2000 and December 31, 1999, respectively                                                       660                658
         Additional paid-in capital                                                                   2,449,648          2,442,510
         Deferred compensation                                                                           (5,477)            (3,559)
         Dividends in excess of accumulated earnings                                                    (69,222)           (69,507)
                                                                                                    -----------        -----------
                      TOTAL STOCKHOLDERS' EQUITY                                                      2,375,792          2,370,285
                                                                                                    -----------        -----------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 4,180,116        $ 4,154,662
                                                                                                    ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                        For the three months ended
                                                        ---------------------------
                                                         3-31-00          3-31-99
                                                        ---------        ----------
Revenue:
   Rental income                                        $ 134,785        $ 118,573
   Management fees                                            248              339
   Other income                                                55               34
                                                        ---------        ---------
            Total revenue                                 135,088          118,946
                                                        ---------        ---------

Expenses:
   Operating expenses, excluding property taxes            33,338           32,701
   Property taxes                                          11,230           10,714
   Interest expense                                        20,067           16,468
   Depreciation                                            29,419           27,226
   General and administrative                               2,947            2,368
   Non-recurring charges                                       --           16,524
                                                        ---------        ---------
            Total expenses                                 97,001          106,001
                                                        ---------        ---------

Equity in income of unconsolidated joint ventures             694              726
Interest income                                             1,020            1,662
Minority interest in consolidated partnerships               (539)            (433)
                                                        ---------        ---------

Income before gain on sale of communities                  39,262           14,900
Gain on sale of communities                                 7,910               --
                                                        ---------        ---------

Net income                                                 47,172           14,900
Dividends attributable to preferred stock                  (9,945)          (9,945)
                                                        ---------        ---------

Net income available to common stockholders             $  37,227        $   4,955
                                                        =========        =========

Per common share:

    Net income - basic                                  $    0.56        $    0.08
                                                        =========        =========

    Net income - diluted                                $    0.55        $    0.08
                                                        =========        =========

     See accompanying notes to condensed consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                     For the three months ended
                                                                                                     --------------------------
                                                                                                     3-31-00          3-31-99
                                                                                                     --------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                                   $ 47,172        $  14,900
        Adjustments to reconcile net income to cash provided
                by operating activities:
                        Depreciation and amortization                                                  29,419           27,226
                        Amortization of deferred compensation                                           1,248              460
                        Decrease (increase) in investments in unconsolidated
                                   joint ventures                                                         (69)             164
                        Income allocated to minority interest in consolidated
                                  partnerships                                                            539              433
                        Gain on sale of communities                                                    (7,910)              --
                        Decrease (increase) in cash in escrow                                            (667)              18
                        Increase in resident security deposits, accrued interest on participating mortgage notes, prepaid expenses and
                                 other assets                                                          (3,518)          (3,641)
                        Increase (decrease) in accrued expenses, other liabilities and accrued
                                 interest payable                                                      (5,907)          11,496
                                                                                                     --------        ---------
                        Net cash provided by operating activities                                      60,307           51,056
                                                                                                     --------        ---------


CASH FLOWS USED IN INVESTING ACTIVITIES:
        Decrease in construction payables                                                              (1,729)          (8,024)
        Proceeds from sale of communities, net of selling costs                                        29,325           12,991
        Purchase and development of real estate                                                       (72,392)        (127,598)
                                                                                                     --------        ---------
                       Net cash used in investing activities                                          (44,796)        (122,631)
                                                                                                     --------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of common stock                                                                        3,974            7,428
        Dividends paid                                                                                (44,139)         (43,323)
        Proceeds from sale of unsecured notes                                                              --          125,000
        Payment of deferred financing costs                                                                --             (797)
        Repayments of notes payable                                                                      (877)            (838)
        Net borrowings under (repayments of) unsecured facility                                        26,400           (6,000)
        Distributions to minority partners                                                               (414)            (195)
                                                                                                     --------        ---------
                       Net cash provided by (used in) financing activities                            (15,056)          81,275
                                                                                                     --------        ---------

                       Net increase in cash                                                               455            9,700

Cash and cash equivalents, beginning of period                                                          7,621            8,890
                                                                                                     --------        ---------

Cash and cash equivalents, end of period                                                             $  8,076        $  18,590
                                                                                                     ========        =========

Cash paid during period for interest, net of amount capitalized                                      $ 31,801        $  21,903
                                                                                                     ========        =========


     See accompanying notes to condensed consolidated financial statements.

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the three months ended March 31, 1999, 17,598 units of limited partnership were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company for an equal number of shares of the Company's common stock. During the three months ended March 31, 2000, 7,048 units of limited partnership were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company for an equal number of shares of the Company's common stock.

Common and preferred dividends declared but not paid as of March 31, 2000 and 1999 totaled $46,887 and $42,688, respectively.

                           AVALONBAY COMMUNITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  Organization and Significant Accounting Policies

Organization and Recent Developments

AvalonBay Communities, Inc. (the "Company," which term is often used to refer to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company focuses on the ownership and operation of upscale apartment communities in high barrier-to-entry markets of the United States. These markets include Northern and Southern California and selected markets in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country.

At March 31, 2000, the Company owned or held a direct or indirect ownership interest in 124 operating apartment communities containing 36,348 apartment homes in twelve states and the District of Columbia, of which six communities containing 2,496 apartment homes were under reconstruction. The Company also owned nine communities with 2,473 apartment homes under construction and rights to develop an additional 34 communities that, if developed as expected, will contain an estimated 9,140 apartment homes.

During the three months ended March 31, 2000, the Company completed the development of three new communities, Avalon Corners, Avalon Fox Mill and Avalon Court North for a total investment of $92,400. These communities, which are located in Stamford, Connecticut, Herndon, Virginia and Melville, New York, contain an aggregate of 700 apartment homes.

In 1998, the Company adopted a strategy of disposing of certain assets in markets that did not meet its long-term strategic direction and redeploying the proceeds from such sales to help fund the Company's development and redevelopment activities. In connection with this strategy, the Company sold one community containing 360 apartment homes for net proceeds of approximately $29,325 during the three months ended March 31, 2000. The net proceeds from this disposition will be redeployed to develop and redevelop communities currently under construction or reconstruction. Pending such redeployment, the proceeds from the sale of this community were used to reduce amounts outstanding under the Company's variable rate unsecured credit facility.

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to make the information presented not misleading. In the opinion of Management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

Presentation of Historical Financial Statements for the Three Months Ended March 31, 1999

The financial presentation of the historical financial statements for the three months ended March 31, 1999, has been changed from the presentation that appeared in the Company's Form 10-Q for the three months ended March 31, 1999. For a discussion of the change in the presentation and the reasons therefor, see Footnote 2 to the consolidated financial statements presented in the Company's Form 10-K for the fiscal year ended December 31, 1999.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned partnerships and certain joint venture partnerships in addition to subsidiary partnerships structured as DownREITs. All significant intercompany balances and transactions have been eliminated in consolidation.

In each of the partnerships structured as DownREITs, either the Company or one of the Company's wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests approximate the Company's current common stock dividend per share. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of the Company's common stock on the date of redemption. In lieu of cash redemption of a unit by a partner, we may elect to acquire any unit presented for redemption for one share of common stock.

Real Estate

Significant expenditures that improve or extend the life of an asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during their development, redevelopment and acquisition. Expenditures for maintenance and repairs are charged to operations as incurred.

The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset is delivered and a final certificate of occupancy is issued. Cost capitalization during redevelopment of apartment homes (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out-of-service for redevelopment and ends when the apartment home redevelopment is completed and the apartment home is placed in-service. The accompanying condensed consolidated financial statements include a charge to expense for unrecoverable deferred development costs related to pre-development communities that are unlikely to be developed.

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

Development Costs of Software for Internal Use

The Company has entered into a formal joint venture cost sharing agreement with another public multifamily real estate company to develop a new on-site property management system and a leasing automation system to enable the Company to capture, review and analyze data to a greater degree than the Company found currently possible with third-party software products. The software development process is currently being managed by Company employees who oversee a project team of employees and third-party consultants. Development costs associated with the software project include computer hardware costs, direct labor costs and third-party consultant costs related to programming and documenting the system. The project began in January 1998 and is expected to be fully implemented in early 2001, although no assurance can be provided in this regard. The Company will continue to develop these systems through the joint venture agreement and the total cost of development will be shared equally between the Company and the joint venture partner. Once developed, the Company and the joint venture partner intend to use the property management and leasing systems in place of their respective systems currently in use for which fees are generally paid to third party vendors.

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

Earnings per Common Share

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", basic earnings per share for the three months ended March 31, 2000 and 1999 is computed by dividing earnings available to common shares (net income less preferred stock dividends) by the weighted average number of shares and units of limited partnership in the Company's DownREIT partnerships that were outstanding during the period. Additionally, other potentially dilutive common shares are considered when calculating earnings per share on a diluted basis. The Company's basic and diluted weighted average shares outstanding for the three months ended March 31, 2000 and 1999 are as follows:

                                                                          Three months ended
                                                             ----------------------------------------------
                                                                   3-31-00                   3-31-99
                                                             --------------------      --------------------
Weighted average common shares
     outstanding - basic                                              65,719,178                63,986,633

Weighted average units outstanding                                       969,300                   876,546
                                                             --------------------      --------------------

Weighted average common shares
     and units outstanding - basic                                    66,688,478                64,863,179

Effect of dilutive securities                                            489,010                   350,441
                                                             --------------------      --------------------

Weighted average common shares
     and units outstanding - diluted                                  67,177,488                65,213,620
                                                             ====================      ====================

Certain options to purchase shares of common stock in the amounts of 2,214,497 and 3,333,549 were outstanding during the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

Non-recurring Charges

In February 1999, the Company announced certain management changes including (i) the departure of three senior officers who became entitled to severance benefits in accordance with the terms of their employment agreements with the Company dated as of March 9, 1998 and (ii) elimination of duplicate accounting functions and related employee departures. The Company recorded a non-recurring charge of approximately $16,100 in the first quarter of 1999 related to the expected costs associated with this management realignment and certain related organizational adjustments.

The expenses associated with the management realignment have been treated as a non-recurring charge. The charge includes severance and benefits expenses, costs to eliminate duplicate accounting functions and legal fees. Certain former employees have elected to receive their severance benefits in an installment basis for up to twelve months.

The non-recurring charge also includes Year 2000 remediation costs of $448 that had been incurred for the three months ended March 31, 1999.

Selected information relating to the non-recurring charge is summarized below:

                                                       Elimination
                                                       of duplicate
                                         Severance      accounting      Legal
                                         benefits         costs         fees        Total
                                        ------------   -------------  ---------  ------------
Total nonrecurring charge (1)           $    15,476    $        250   $    350   $    16,076
Cash payments                               (15,476)           (250)      (252)      (15,978)
                                        ------------   -------------  ---------  ------------
Restructuring liability as of
      March 31, 2000                    $      --      $       --     $     98   $        98
                                        ============   =============  =========  ============

(1)  Excludes Y2K costs of $448.

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

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company currently plans to adopt this pronouncement effective January 1, 2001, and will determine both the method and impact of adoption, which is not expected to be material to the financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 effective with the March 31, 2000 reporting period, as required, and the adoption did not have a material effect on the Company's condensed consolidated financial statements.

2.  Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $3,494 and $7,283 for the three months ended March 31, 2000 and 1999, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company's notes payable, unsecured notes and credit facility are summarized as follows:

                                                               3-31-00        12-31-99
                                                            -------------   ------------

     Fixed rate mortgage notes payable (conventional
       and tax-exempt)                                      $     361,210   $    362,087
     Variable rate mortgage notes payable (tax-exempt)             67,960         67,960
     Fixed rate unsecured notes                                   985,000        985,000
                                                            -------------   ------------

       Total notes payable and unsecured notes                  1,414,170      1,415,047

     Variable rate unsecured credit facility                      205,000        178,600
                                                            -------------   ------------

       Total notes payable, unsecured notes and
         credit facility                                    $   1,619,170   $  1,593,647
                                                            =============   ============

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from May 2001 through December 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 6.7% at March 31, 2000. The weighted average interest rate of the Company's fixed rate notes (conventional and tax-exempt) was 6.8% at March 31, 2000.

The maturity schedule for the Company's unsecured notes is as follows:

      Year of
     Maturity                      Principal                Interest Rate
------------------------------------------------------------------------------

       2002                        $100,000                     7.375%

       2003                         $50,000                     6.25%
                                   $100,000                     6.5%

       2004                        $125,000                     6.58%

       2005                        $100,000                     6.625%
                                    $50,000                     6.5%

       2006                        $150,000                     6.8%

       2007                        $110,000                     6.875%

       2008                         $50,000                     6.625%

       2009                        $150,000                     7.5%

The Company's unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company's required debt service payments.

The Company has a $600,000 variable rate unsecured credit facility (the "Unsecured Facility") with Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Fleet National Bank, serving as co-agents for a syndicate of commercial banks. The Unsecured Facility bears interest at a spread over the London Interbank Offered Rate ("LIBOR") based on rating levels achieved on the Company's unsecured notes and on a maturity selected by the Company. The current stated pricing is LIBOR plus 0.6% per annum (6.7% at March 31, 2000). In addition, the Unsecured Facility includes a competitive bid option (which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the Unsecured Facility) for up to $400,000. The Company is subject to certain customary covenants under the Unsecured Facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company's Funds from Operations, as defined therein. The Unsecured Facility matures in July 2001 and has two, one-year extension options.

4.  Stockholders' Equity

The following summarizes the changes in stockholders' equity for the three months ended March 31, 2000:

                                                                                                   Dividends
                                                                    Additional                    in excess of         Total
                                           Preferred    Common       paid-in         Deferred     accumulated       stockholders'
                                             stock      stock        capital       compensation     earnings           equity
                                           ---------    ------      ----------     ------------   ------------      -------------
Stockholders' equity, December 31, 1999       $183       $658       $2,442,510       $(3,559)       $(69,507)       $ 2,370,285
Dividends declared to common and
   preferred stockholders                       --         --               --            --         (46,887)           (46,887)
Issuance of common stock                        --          2            7,138        (3,166)             --              3,974
Amortization of deferred compensation           --         --            1,248            --           1,248
Net income                                      --         --               --            --          47,172             47,172
                                              ----       ----       ----------       -------        --------        -----------
Stockholders' equity, March 31, 2000          $183       $660       $2,449,648       $(5,477)       $(69,222)       $ 2,375,792
                                              ====       ====       ==========       =======        ========        ===========

During the three months ended March 31, 2000, the Company issued 12,790 common stock shares in connection with stock options exercised, 86,849 shares through the Company's Dividend Reinvestment Plan, 7,048 shares to acquire operating partnership units from a third party, 9,797 shares in connection with the Company's Employee Stock Purchase Plan and 93,816 shares in connection with restricted stock grants to employees.

5.  Investments in Unconsolidated Joint Ventures

At March 31, 2000, the Company's investments in unconsolidated joint ventures consisted of a 50% general partnership interest in Falkland Partners, a 49% general partnership interest in Avalon Run and a 50% limited liability company membership interest in Avalon Grove. Also during 1999, the Company entered into a joint venture to develop an on-site property management system and a leasing automation system; the Company's joint venture interest consists of a 60% limited liability company membership interest. The following is a combined summary of the financial position of these joint ventures as of the dates presented.

                                                3-31-00
                                               (unaudited)     12-31-99
                                               -----------     --------

Assets:
Real estate, net                                $ 93,897       $ 94,644
Other assets                                      11,056         10,666
                                                --------       --------

   Total assets                                 $104,953       $105,310
                                                ========       ========
Liabilities and partners' equity:
Mortgage notes payable                          $ 26,000       $ 26,000
Other liabilities                                  6,260          6,479
Partners' equity                                  72,693         72,831
                                                --------       --------

   Total liabilities and partners' equity       $104,953       $105,310
                                                ========       ========

The following is a combined summary of the operating results of these joint ventures for the periods presented:

                                      Three months ended
                                         (Unaudited)
                                    ----------------------
                                    3-31-00        3-31-99
                                    -------        -------

Rental income                       $ 5,263        $ 5,088
Operating and other expenses         (1,462)        (1,379)
Mortgage interest expense              (238)          (184)
Depreciation and amortization          (777)          (772)
                                    -------        -------

  Net income                        $ 2,786        $ 2,753
                                    =======        =======

6.   Communities Held for Sale

During 1998, the Company completed a strategic planning effort resulting in a decision to pursue a disposition strategy for certain assets in markets that did not meet the Company's long-term strategic direction. In connection with this strategy, the Company solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal. In connection with this strategy, the Company sold one community during the three months ended March 31, 1999. Similarly, one community, Avalon Chase, a 360 apartment home community located in Marlton, New Jersey was sold in connection with this strategy during the three months ended March 31, 2000. The net proceeds of approximately $29,325 from the sale of Avalon Chase will be redeployed to development and redevelopment communities. Pending such redeployment, the proceeds from the sale of this community were primarily used to reduce amounts outstanding under the Company's Unsecured Facility.

Management intends to market additional communities for sale during the remainder of 2000. However, there can be no assurance that such assets will be sold, or that such sales will prove to be beneficial to the Company. The assets targeted for sale include land, buildings and improvements and furniture, fixtures and equipment, and are recorded at the lower of cost or fair value less estimated selling costs. The Company has not recognized a write-down in its real estate to arrive at net realizable value, although there can be no assurance that the Company can sell these assets for amounts that equal or exceed its estimates of net realizable value. At March 31, 2000, total real estate, net of accumulated depreciation, subject to sale totaled $95,009. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company's Condensed Consolidated Statements of Operations include net income of the communities held for sale at March 31, 2000 of $1,821 and $820 for the three months ended March 31, 2000 and 1999, respectively.

7.  Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," 131 established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group consists primarily of the Company's senior officers.

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

       - Developed Communities are communities which completed development during the prior calendar year of presentation. The primary financial measure for this business segment is Operating Yield (defined as NOI divided by total capitalized costs). Lease-up activities immediately following the completion of development adversely impact operating yields, as stabilized occupancy and operating costs are not yet reached. Performance of Developed Communities is based on comparing Operating Yields against projected yields as determined by Management prior to undertaking the development activity.

       - Redeveloped Communities are communities that completed redevelopment during the prior calendar year of presentation. The primary financial measure for this business segment is Operating Yield. Lease-up activities immediately following the completion of redevelopment adversely impact operating yields, as stabilized occupancy and operating costs are not yet reached. Performance for Redeveloped Communities is based on comparing Operating Yields against projected yields as estimated by Management prior to undertaking the redevelopment activity.

Other communities owned by the Company which are not included in the above segments are communities that were under development or redevelopment at any point in time during the applicable calendar year as well as communities held for sale. The primary performance measure for these assets depends on the stage of development or redevelopment of the community. While under development or redevelopment, Management monitors actual construction costs against budgeted costs as well as economic occupancy. The primary performance measure for communities held for sale is NOI.

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

In addition to reporting segments based on the above property types, Management currently reviews its operating segments by geographic regions, including Northern and Southern California, Pacific Northwest, Northeast, Mid-Atlantic and Midwest regions. Because the various locations within each individual region have similar economic and other characteristics, Management finds it useful to review the performance of the Company's communities in those locations on a regional, aggregated basis.

The accounting policies applicable to the operating segments described above are the same as those described in the summary of significant accounting policies.

                                           Stable         Developed      Redeveloped
                                         Communities     Communities     Communities         Other            Total
                                         ------------    -----------     -----------       ----------       ----------

For the three months ended 3/31/00
----------------------------------
Segment Results

     Total revenue                       $   75,276        $ 23,866        $  8,757        $   26,805       $  134,704
     Net Operating Income                $   54,893        $ 17,936        $  5,755        $   18,002       $   96,586
     Gross real estate                   $2,146,801        $655,564        $292,655        $  912,691       $4,007,711

     Operating Yield                        10.2%            10.9%           7.9%

Non-allocated operations

     Total revenue                       $     --          $    --         $    --         $      384       $      384
     Net Operating Income                $     --          $    --         $    --         $      306       $      306
     Gross real estate                   $     --          $    --         $    --         $  307,550       $  307,550

Total, AvalonBay

     Total revenue                       $   75,276        $ 23,866        $  8,757        $   27,189       $  135,088
     Net Operating Income                $   54,893        $ 17,936        $  5,755        $   18,308       $   96,892
     Gross real estate                   $2,146,801        $655,564        $292,655        $1,220,241       $4,315,261


For the three months ended 3/31/99
----------------------------------
Segment Results

     Total revenue                       $   87,580        $  7,721        $  7,044        $   16,092       $  118,437
     Net Operating Income                $   60,544        $  5,766        $  4,917        $    9,356       $   80,583
     Gross real estate                   $2,569,690        $225,171        $231,864        $  911,271       $3,937,996

     Operating Yield                        9.4%             10.2%            8.5%

Non-allocated operations

     Total revenue                       $     --          $    --         $    --         $      509       $      509
     Net Operating Income                $     --          $    --         $    --         $      450       $      450
     Gross real estate                   $     --          $    --         $    --         $  172,958       $  172,958

Total, AvalonBay

     Total revenue                       $   87,580        $  7,721        $  7,044        $   16,601       $  118,946
     Net Operating Income                $   60,544        $  5,766        $  4,917        $    9,806       $   81,033
     Gross real estate                   $2,569,690        $225,171        $231,864        $1,084,229       $4,110,954

Operating expenses as reflected on the Condensed Consolidated Statements of Operations include $6,372 and $5,502 for the three months ended March 31, 2000 and 1999, respectively, of property management overhead costs that are not allocated to individual communities. These costs are not reflected in NOI as shown in the above tables. The amount reflected for "Communities held for sale" on the Condensed Consolidated Balance Sheets is net of $6,646 of accumulated depreciation as of March 31, 2000.

8.  Subsequent Events

In March 2000, the Company and Gilbert M. Meyer, the Company's Executive Chairman of the Board, announced that Mr. Meyer would retire from his management position on May 10, 2000, the date of the Company's 2000 Annual Meeting of Stockholders ("Annual Meeting"). Although his role as an executive officer of the Company ceased on that date, Mr. Meyer was reelected as a director of the Company at the Annual Meeting. In connection with his retirement, Mr. Meyer entered into various agreements with the Company. Pursuant to a consulting agreement,

Mr. Meyer will serve as a consultant to the Company for three years following his retirement. The Company will pay to Mr. Meyer an annual fee of $1,395 in accordance with the terms of the consulting agreement, and will also pay to Mr. Meyer 5,880 shares of common stock during each of the first four calendar quarters of the consulting period. During the period of the consultant agreement, Mr. Meyer has agreed that he will not participate, as an officer, employee, consultant or in any other manner, in the affairs of a publicly-traded real estate investment trust or publicly-traded real estate company that is significantly involved in the ownership, operation, management or rental of multifamily apartment homes. Mr. Meyer also agreed, in a retirement agreement, to more restrictive non-competition provisions that will apply for as long as he is a director of the Company.

       ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

       - the pursuit of land on which we are considering future development;

       -      cost, yield and earnings estimates;

       - the development, implementation and use of management information systems.

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

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

       - we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest expense, construction costs and rental revenues that are lower than originally expected;

       - occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond our control;

       - financing may not be available on favorable terms or at all, and our cash flow from operations and access to cost effective capital may be insufficient for the development of our pipeline and could limit our pursuit of opportunities;

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

You should read our unaudited condensed consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 1999 and the notes included in our annual report on Form 10-K in conjunction with the following discussion. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements, and you should not rely upon them after the date of this report.

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

We are a fully-integrated real estate organization with in-house expertise in the following areas:

       -      acquisition;

       -      development and redevelopment;

       -      construction and reconstruction;

       -      financing;

       -      marketing;

       -      leasing and management; and

       -      information technologies.

With our expertise and in-house capabilities, we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in our target markets. Our ability to pursue attractive opportunities, however, may be constrained by capital market conditions that limit the availability of cost effective capital to finance these activities. Recently, we have limited our acquisition activity as compared to prior years due to these capital constraints, and we expect to direct most of our invested capital to new developments and redevelopments, rather than acquisitions, for the foreseeable future. See "Liquidity and Capital Resources" and "Future Financing and Capital Needs."

We believe apartment communities present an attractive investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand during all phases of a real estate cycle. We intend, subject to the availability of cost-effective capital, to pursue appropriate new investments, including both new developments and acquisitions of communities, in markets where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years.

Our real estate investments as of May 1, 2000 consist primarily of stabilized operating apartment communities as well as communities in various stages of the development and redevelopment cycle and land or land options held for development. We classify these investments into the following categories:

                                                                            Number of                         Number of
                                                                           communities                     apartment homes
                                                                           -----------                     ---------------

Current Communities                                                              124                           36,348

       Stabilized Communities                                                    118                           33,852

               Established Communities:                                           74                           19,593
                      Northern California                                         24                            6,275
                      Southern California                                          8                            1,855
                      Mid-Atlantic                                                17                            4,835
                      Northeast                                                   18                            4,773
                      Midwest                                                      6                            1,591
                      Pacific Northwest                                            1                              264

               Other Stabilized Communities:                                      44                           14,259
                      Northern California                                         11                            3,174
                      Southern California                                          6                            2,180
                      Mid-Atlantic                                                 6                            1,829
                      Northeast                                                   16                            5,761
                      Midwest                                                      2                              624
                      Pacific Northwest                                            3                              691

       Lease-Up Communities                                                       --                               --

       Redevelopment Communities                                                   6                            2,496

Development Communities                                                            9                            2,473

Development Rights                                                                34                            9,140 (*)

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

       - Established Communities. Represents all Stabilized Communities owned as of January 1, 1999, with stabilized operating costs as of January 1, 1999 such that a comparison of 1999 operating results to 2000 operating results is meaningful. Each of the Established Communities falls into one of the following six geographic areas:
              Northern California, Southern California, Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions.

       - Other Stabilized Communities. Represents Stabilized Communities as defined above, but which became stabilized or were acquired after January 1, 1999.

       Lease-Up Communities. Represents all communities where construction has been complete for less than one year and where occupancy has not reached at least 95%. As of May 1, 2000, there were no lease-up communities.

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

Of the Current Communities as of May 1, 2000, we owned:

       - a fee simple, or absolute, ownership interest in 109 operating communities, one of which is on land subject to a 149 year land lease;

       - a general partnership interest in five partnerships that each own a fee simple interest in an operating community;

       - a general partnership interest in four partnerships structured as "DownREITs," as described more fully below, that own an aggregate of nine communities; and

       - a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in eight of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community.

In each of the four partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests approximate thecurrent AvalonBay common stock dividend rate per share. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption. In lieu of cash redemption of a unit, we may elect to acquire any unit presented for redemption for one share of our common stock. As of March 31, 2000, there were 966,822 units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

At March 31, 2000, we had positioned our portfolio of Stabilized Communities, excluding communities owned by unconsolidated joint ventures, to an average physical occupancy level of 97.5%. Our strategy is to maximize total rental revenue through management of rental rates and occupancy levels. Our strategy of maximizing total rental revenue could lead to lower occupancy levels. Given the current high occupancy level of our portfolio, we believe that any rental revenue and net income gains from our Established Communities would be achieved primarily through higher rental rates and the lower average operating costs per apartment home that result from economies of scale due to national and regional growth of our portfolio.

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

       -      reduce operating expenses; and

       -      leverage management talent.

To effect this increased concentration, we adopted an aggressive capital redeployment strategy and are selling assets in certain markets where our current presence is limited. We intend to redeploy the proceeds from sales to develop and redevelop communities currently under construction or reconstruction. Pending such redeployment, we will use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. Accordingly, we sold one community containing 360 apartment homes in connection with our capital redeployment strategy during the three months ended March 31, 2000. Net proceeds from this sale totaled $29,325,000. We intend to dispose of additional assets as described more fully under "Future Financing and Capital Needs."

Development, Redevelopment and Acquisition Activities. During the three months ended March 31, 2000, we completed the development of three new communities, Avalon Corners, Avalon Fox Mill and Avalon Court North, for a total investment of $92,400,000. These communities, which are located in Stamford, Connecticut, Herndon, Virginia and Melville, New York, contain an aggregate of 700 apartment homes.

We also acquired one land parcel located in Darien, Connecticut during the first quarter of 2000 on which construction has not yet begun. We expect to develop one new community containing a total of 189 apartment homes on this parcel. The total investment in this community, including land acquisition costs of $5,474,000, is projected to be approximately $37,000,000.

During the first quarter of 2000, we began the redevelopment of two communities, Avalon at Cortez Hill and Lakeside. These communities are located in San Diego, California and Burbank, California, respectively. The total projected investment in redevelopment for these communities (i.e., excluding acquisition costs), which contain 1,041 apartment homes, is $29,400,000.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with expectations. See "Risks of Development and Redevelopment" for our discussion of these and other risks inherent in developing or redeveloping communities.

In March 2000, AvalonBay and Gilbert M. Meyer, AvalonBay's Executive
Chairman of the Board, announced that Mr. Meyer would retire from his management position on May 10, 2000, the date of AvalonBay's 2000 Annual Meeting of Stockholders. Although his role as an executive officer of AvalonBay ceased on that date, Mr. Meyer was reelected as a director of AvalonBay at the May 2000 Annual Meeting of Stockholders. In connection with his retirement, Mr. Meyer entered into various agreements with AvalonBay. Pursuant to a consulting agreement, Mr. Meyer will serve as a consultant to AvalonBay for three years following his retirement. AvalonBay will pay to Mr. Meyer an annual fee of $1,395,000 in accordance with the terms of the consulting agreement, and will also pay to Mr. Meyer 5,880 shares of common stock during each of the first four calendar quarters of the consulting period. During the period of the consultant agreement, Mr. Meyer has agreed that he will not participate, as an officer, employee, consultant or in any other manner, in the affairs of a publicly-traded real estate investment trust or publicly-traded real estate company that is significantly involved in the ownership, operation, management or rental of multifamily apartment homes. Mr. Meyer also agreed, in a retirement agreement, to more restrictive non-competition provisions that will apply for as long as he is a director of AvalonBay.

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

The financial presentation of our historical financial statements for the three months ended March 31, 1999, has been changed from the presentation that appeared in AvalonBay's Form 10-Q for the three months ended March 31, 1999. For a discussion of the change in the presentation and the reasons therefor, see Footnote 2 to the consolidated financial statements presented in AvalonBay's Form 10-K for the fiscal year ended December 31, 1999.

A comparison of our operating results for the three months ended March 31, 2000 and March 31, 1999 follows.

Net income available to common stockholders increased $32,272,000 to $37,227,000 for the three months ended March 31, 2000 compared to $4,955,000 for the comparable period of the preceding year. Adjusting for non-recurring charges and gain on sale of communities, net income available to common stockholders increased by $7,838,000 for the three months ended March 31, 2000 compared to the comparable period of the preceding year. The increase in net income, as adjusted, for the three months ended March 31, 2000 is primarily attributable to additional operating income from newly developed or redeveloped communities as well as growth in operating income from Established Communities.

Rental income increased $16,212,000 (13.7%) to $134,785,000 for the three months ended March 31, 2000 compared to $118,573,000 for the comparable period of the preceding year. The increase is primarily due to the addition of newly developed, redeveloped and acquired apartment homes, partially offset by the sale of communities during the three months ended March 31, 2000 and 1999.

       Overall Portfolio - The $16,212,000 increase in rental income is primarily due to an increase in the weighted average monthly rental income per occupied apartment home offset by a decrease in the weighted average number of occupied apartment homes. The weighted average number of occupied apartment homes decreased from 34,291 apartment homes for the three months ended March 31, 1999 to 33,746 apartment homes for the three months ended March 31, 2000 primarily as a result of the sale of communities during 1999, offset by the development, redevelopment and acquisition of new communities. For the three months ended March 31, 2000, the weighted average monthly revenue per occupied apartment home increased $184 (16.1%) to $1,328 compared to $1,144 for the comparable period of the preceding year, which is primarily attributable to the development of new apartment communities with higher average rents and the sale of communities with lower average rents. These newly developed apartment communities were funded in part from the proceeds of communities sold in markets where rental rates are lower.

       Established Communities - Rental revenue increased $4,678,000 (6.6%) for the three months ended March 31, 2000 compared to the comparable period of the preceding year. The increase is due to market conditions that allowed for higher average rents and higher economic occupancy levels. For the three months ended March 31, 2000, weighted average monthly revenue per occupied apartment home increased $64 (5.2%) to $1,314 compared to $1,250 for the comparable period of the preceding year. The average economic occupancy increased from 96.1% for the three months ended March 31, 1999 to 97.5% for the three months ended March 31, 2000.

Management fees decreased $91,000 (26.8%) to $248,000 for the three months ended March 31, 2000 compared to $339,000 for the comparable period of the preceding year. The decrease is primarily attributable to a decline in the number of third party communities that we manage from five communities at March 31, 1999 to two communities at March 31, 2000. We anticipate that management and development fees will increase over the next several years due to the receipt of fees pursuant to joint venture arrangements.

Operating expenses, excluding property taxes increased $637,000 (1.9%) to $33,338,000 for the three months ended March 31, 2000 compared to $32,701,000 for the comparable period of the preceding year.

       Overall Portfolio - The increase for the three months ended March 31, 2000 is primarily due to the addition of newly developed, redeveloped and acquired apartment homes, partially offset by the sale of communities during the three months ended March 31, 2000 and 1999. Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

       Established Communities - Operating expenses increased $422,000 (3.0%) to $14,370,000 for the three months ended March 31, 2000 compared to $13,948,000 for the comparable period of the preceding year. The net change is the result of higher redecorating, maintenance, payroll, insurance and administrative costs offset by lower utility and marketing costs.

Property taxes increased $516,000 (4.8%) to $11,230,000 for the three months ended March 31, 2000 compared to $10,714,000 for the comparable period of the preceding year.

       Overall Portfolio - The increase for the three months ended March 31, 2000 is primarily due to the addition of newly developed, redeveloped or acquired apartment homes, partially offset by the sale of communities during the three months ended March 31, 2000 and 1999. Property taxes on Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

       Established Communities - Property taxes decreased $310,000 (4.9%) to $6,013,000 for the three months ended March 31, 2000 compared to $6,323,000 for the comparable period of the preceding year. The decrease is primarily a result of revised base year tax assessments for previously renovated communities which resulted in supplemental taxes that were lower than those originally projected.

Interest expense increased $3,599,000 (21.9%) to $20,067,000 for the three months ended March 31, 2000 compared to $16,468,000 for the comparable period of the preceding year. The increase is primarily attributable to a decrease in capitalized interest and secondarily to the issuance of unsecured notes during 1999. This reflects our strategy to mitigate the risk of floating rate debt in a rising interest rate environment by repaying floating rate debt under the unsecured credit facility (with relatively lower current interest rates) with longer dated fixed rate unsecured debt that has a higher current interest rate.

Depreciation increased $2,193,000 (8.1%) to $29,419,000 for the three months ended March 31, 2000 compared to $27,226,000 for the comparable period of the preceding year. The increase is primarily due to the addition of newly developed, redeveloped and acquired apartment homes, partially offset by the sale of communities during the three months ended March 31, 2000 and 1999.

General and administrative increased $579,000 (24.5%) to $2,947,000 for the three months ended March 31, 2000 compared to $2,368,000 for the comparable period of the preceding year. The increase is the result of additional overhead from both the hiring of one officer and the recognition of expense in the current period for an existing senior officer whose salary was previously capitalized when he served the Company in a different capacity. Cost savings attained from a management reorganization in the first quarter of 1999 partially offset the increase in expense.

Equity in income of unconsolidated joint ventures decreased $32,000 (4.4%) to $694,000 for the three months ended March 31, 2000 compared to $726,000 for the comparable period of the preceding year. The decrease is primarily attributable to costs incurred related to the formation of the joint venture to develop our on-site property management system. Equity in income of unconsolidated joint ventures represents our share of income from joint ventures.

Interest income decreased $642,000 (38.6%) to $1,020,000 for the three months ended March 31, 2000 from $1,662,000 for the comparable period of the preceding year. The decrease is primarily attributable to the sale of the Fairlane Woods participating mortgage note that was sold in the fourth quarter of 1999.

Gain on sale of communities of $7,910,000 for the three months ended March 31, 2000 was attributable to the sale of one community in conjunction with the disposition strategy we implemented in the third quarter of 1998.

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

Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include the following:

       -      carpet and appliance replacements;

       -      floor coverings;

       -      interior painting; and

       -      other redecorating costs.

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. The application of these policies for the three months ended March 31, 2000 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $12 per apartment home. For the three months ended March 31, 2000, we charged to maintenance expense, including carpet and appliance replacements, a total of approximately $8,631,000 for Stabilized Communities or $272 per apartment home. We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases.

Liquidity and Capital Resources

Liquidity. The primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by:

       -      the number of apartment homes;

       -      rental rates;

       -      occupancy levels; and

       -      our expenses with respect to these apartment homes.

The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, particularly to changes in interest rates that are charged to us because changes in interest rates affect our decision as to whether to issue debt securities, borrow money and invest in real estate. Thus, changes in the capital markets environment affect our plans for the undertaking of construction and development as well as acquisition activity.

Cash and cash equivalents increased from $7,621,000 at March 31, 1999 to $8,076,000 at March 31, 2000 due to the excess of cash provided by operating activities over cash used in investing and financing activities.

       Net cash provided by operating activities increased by $9,251,000 from $51,056,000 for the three months ended March 31, 1999 to $60,307,000 for the three months ended March 31, 2000. The increase is primarily from additional operating cash flow from Established Communities as well as the development and redevelopment of new communities, offset by the loss of cash flow from communities sold during the three months ended March 31, 2000 and 1999.

       Net cash used in investing activities decreased by $77,835,000 from $122,631,000 for the three months ended March 31, 1999 to $44,796,000 for the three months ended March 31, 2000. This decrease in expenditures reflects a reduction in development, redevelopment and acquisition activity offset by increased proceeds from the sale of communities. The decrease in acquisitions is attributable to a shift in our investment focus away from acquisitions and towards development opportunities that offer higher projected yields, primarily in response to the lack of available properties that meet our increased yield requirements combined with a decrease in the availability of cost-effective capital.

       Net cash provided by financing activities decreased by $96,331,000 from $81,275,000 for the three months ended March 31, 1999 to $15,056,000 used in financing activities for the three months ended March 31, 2000. The decrease is primarily due to our development and redevelopment activities increasingly being funded through the sale of existing communities as opposed to incurring debt or selling equity, which reflects a reduction in our use of debt financing as opposed to other sources of financing in response to market conditions.

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

We anticipate that we can fully satisfy these needs from a combination of cash flows provided by operating activities and borrowing capacity under the unsecured revolving credit facility. We anticipate that we can satisfy any short-term liquidity needs not satisfied by current operating cash flows from our unsecured revolving credit facility.

We believe our principal long-term liquidity needs are the reduction of medium and long-term debt, as well as the procurement of long-term debt to refinance construction and other development related short-term debt. We anticipate that no significant portion of the principal of any indebtedness will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness, it will be necessary for us to refinance this debt. This refinancing may be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. We also anticipate having significant retained cash flow in each year so that when a debt obligation matures, some or all of each maturity can be satisfied from this retained cash. Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

Capital Resources. We intend to match the long-term nature of our real estate assets with long-term cost effective capital to the extent permitted by prevailing market conditions. We follow a focused strategy to help facilitate uninterrupted access to capital. This strategy includes:

       - Hiring, training and retaining associates with a strong resident service focus, which should lead to higher rents, lower turnover and reduced operating costs;

       - Managing, acquiring and developing upscale communities in dense locations where the availability of zoned and entitled land is limited to provide consistent, sustained earnings growth;

       - Operating in markets with growing demand, as measured by household formation and job growth, and high barriers-to-entry. We believe these characteristics generally combine to provide a favorable demand-supply balance, which we believe will create a favorable environment for future rental rate growth while protecting existing and new communities from new supply. We expect this strategy to result in a high level of quality to the revenue stream;

       - Maintaining a conservative capital structure, largely comprised of equity, and with modest, cost-effective leverage. We generally avoid secured debt except in order to obtain low cost, tax-exempt debt. We believe that such a structure should promote an environment whereby current credit ratings levels can be maintained;

       - Following accounting practices that provide a high level of quality to reported earnings; and

       - Providing timely, accurate and detailed disclosures to the investment community.

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

Unsecured Facility

Our unsecured revolving credit facility is furnished by a consortium of banks and provides up to $600,000,000 in short-term credit. We pay these banks an annual facility fee of $900,000 in equal quarterly installments. The unsecured facility bears interest at varying levels tied to the London Interbank Offered Rate (LIBOR) based on ratings levels achieved on our unsecured notes and on a maturity selected by us. The current stated pricing is LIBOR plus 0.6% per annum. The unsecured facility matures in July 2001, however we have two one-year extension options. Therefore, subject to certain conditions, we may extend the maturity to July 2003. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.5% for amounts most recently borrowed under the competitive bid option. At May 1, 2000, $246,500,000 was outstanding, $83,142,000 was used to provide letters of credit and $270,358,000 was available for borrowing under the unsecured facility. We intend to use borrowings under the unsecured facility for:

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

Financing Commitments/Transactions Completed

During January 2000, we entered into a joint venture agreement with an entity controlled by Multi-Employer Development Partners ("MEDP") to develop Avalon on the Sound, a 412 apartment high rise community in New Rochelle, New York, with total capitalized costs estimated to be $92,130,000. The terms of the limited liability company operating agreement contemplate a long-term capital structure comprised of 60% equity and 40% debt. Equity contributions will be funded 25% by AvalonBay and 75% by MEDP. Construction financing that converts to long-term financing following completion of construction will provide the debt capital. Operating cash flow will be distributed 25% to AvalonBay and 75% to MEDP until each receives a 9% return on invested capital for three consecutive months. Thereafter, operating cash flow will be distributed equally to AvalonBay and MEDP. Upon a sale to a third party, cash will be distributed first to each partner until capital contributions are recovered. Thereafter, sales proceeds will be distributed based upon achievement of certain internal rate of return levels. Distributions that result in an internal rate of return to MEDP and the Company of 12-15% are made 40% to AvalonBay and 60% to MEDP. Thereafter, sales proceeds will be distributed equally to AvalonBay and MEDP. After three years following completion of construction, buy-sell provisions are in effect. AvalonBay will receive construction, development and management fees for services rendered to the joint venture.

Future Financing and Capital Needs

As of March 31, 2000, we had 18 new communities under construction either by us or by unaffiliated third parties with whom we have entered into forward purchase commitments. As of March 31, 2000, a total estimated cost of $237,449,000 remained to be invested in these communities. In addition, we had six other communities under reconstruction, for which an estimated $62,412,000 remained to be invested as of March 31, 2000.

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

We have observed and been impacted by a reduction in the availability of cost effective capital since the third quarter of 1998. We cannot assure you that cost effective capital will be available to meet future expenditures required to begin planned reconstruction activity or the construction of the Development Rights. Before planned reconstruction activity or the construction of a Development Right begins, we intend to arrange adequate capital sources to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pursuit costs and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such pursuits, and the related write-off of costs will increase current period expenses and reduce Funds from Operations.

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

During 1998, we determined that we would pursue a disposition strategy for certain assets in markets that did not meet our long-term strategic direction. Under this program, we solicit competing bids from unrelated parties for these individual assets, and consider the sales price and tax ramifications of each proposal. In connection with this disposition program, we have disposed of one community since January 1, 2000. The net proceeds from the sale of this asset were approximately $29,325,000. We intend to actively seek buyers for the remaining communities held for sale. However, we cannot assure you that these assets can be sold on terms that we consider satisfactory.

The remaining assets that we have identified for disposition include land, buildings and improvements and furniture, fixtures and equipment. Total real estate, net of accumulated depreciation, of all communities identified for sale at March 31, 2000 totaled $95,009,000. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid from our net sales proceeds. Our Condensed Consolidated Statements of Operations include net income from the communities held for sale of $1,821,000 for the three months ended March 31, 2000 and $820,000 for the three months ended March 31, 1999.

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

Debt Maturities

The table on the following page details debt maturities for the next five years, excluding the unsecured facility:

                             (Dollars in thousands)


                                     ALL-IN   PRINCIPALG    BALANCE OUTSTANDING
                                    INTEREST   MATURITY   ----------------------
             Community              Rate (1)     Date      12-31-99    3-31-00
-------------------------------    ----------- ---------- ----------- ----------
TAX-EXEMPT BONDS
    FIXED RATE
      Canyon Creek                     6.48%     Jun-25     $ 37,535   $ 37,400
      Waterford                        5.88%     Aug-14       33,100     33,100
      City Heights                     5.80%     Jun-25       20,263     20,202
      CountryBrook                     7.87%     Mar-12       19,264     19,184
      Villa Mariposa                   5.88%     Mar-17       18,300     18,300
      Sea Ridge                        6.48%     Jun-25       17,026     16,965
      Foxchase I                       5.88%     Nov-07       16,800     16,800
      Barrington Hills                 6.48%     Jun-25       12,843     12,797
      Foxchase II                      5.88%     Nov-07        9,600      9,600
      Fairway Glen                     5.88%     Nov-07        9,580      9,580
      Crossbrook                       6.48%     Jun-25        8,273      8,244
      Larkspur Canyon                  5.50%     Jun-25        7,445      7,423
      Avalon View                      7.55%     Aug-24       18,795     18,715
      Avalon at Lexington              6.56%     Feb-25       14,602     14,539
      Avalon Knoll                     6.95%     Jun-26       13,580     13,534
      Avalon at Dulles                 7.04%     Jul-24       12,360     12,360
      Avalon Fields                    7.57%     May-27       11,756     11,720
      Avalon at Symphony Glen          7.06%     Jul-24        9,780      9,780
      Avalon West                      7.73%     Dec-36        8,632      8,619
      Avalon Landing                   6.85%     Jun-26        6,721      6,698
                                                          ----------- ----------
                                                             306,255    305,560
    VARIABLE RATE
      Avalon Devonshire                          Dec-25       27,305     27,305
      Avalon at Fairway Hills I                  Jun-26       11,500     11,500
      Laguna Brisas                              Mar-09       10,400     10,400
      Avalon Ridge                               May-26       18,755     18,755
                                                          ----------- ----------
                                                              67,960     67,960
CONVENTIONAL LOANS:
    FIXED RATE
      $100 Million  Unsecured Notes    7.375%    Sep-02      100,000    100,000
      $100 Million  Unsecured Notes    6.625%    Jan-05      100,000    100,000
      $110 Million  Unsecured Notes    6.875%    Dec-07      110,000    110,000
      $50 Million   Unsecured Notes    6.25%     Jan-03       50,000     50,000
      $50 Million   Unsecured Notes    6.50%     Jan-05       50,000     50,000
      $50 Million   Unsecured Notes    6.625%    Jan-08       50,000     50,000
      $100 Million  Unsecured Notes    6.50%     Jul-03      100,000    100,000
      $150 Million  Unsecured Notes    6.80%     Jul-06      150,000    150,000
      $125 Million  Medium Term Notes  6.58%     Feb-04      125,000    125,000
      $150 Million  Medium Term Notes  7.50%     Jul-09      150,000    150,000
      Governor's Square                7.65%     Aug-04       13,923     13,886
      The Arbors                       7.25%     May-04       12,870     12,870
      Gallery Place                    7.31%     May-01       11,272     11,216
      Avalon Walk II                   8.93%     Nov-04       12,541     12,482
      Avalon Pines                     8.00%     Dec-03        5,226      5,196
                                                          ----------- ----------
                                                           1,040,832  1,040,650

    VARIABLE RATE-NONE                                            --         --
                                                          ----------- ----------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY            $1,415,047  $1,414,170
                                                          =========== ==========



                                                --------  -------- --------- --------- --------- ---------
             Community                           2000      2001      2002      2003      2004    Thereafter
-------------------------------                 --------  -------- --------- --------- --------- ---------
TAX-EXEMPT BONDS
    FIXED RATE
      Canyon Creek                                $ 419     $ 594     $ 637     $ 684     $ 733  $ 34,333
      Waterford                                      --        --        --        --        --    33,100
      City Heights                                  189       268       288       308       331    18,818
      CountryBrook                                  250       357       386       417       451    17,323
      Villa Mariposa                                 --        --        --        --        --    18,300
      Sea Ridge                                     190       270       289       310       332    15,574
      Foxchase I                                     --        --        --        --        --    16,800
      Barrington Hills                              144       203       218       234       251    11,747
      Foxchase II                                    --        --        --        --        --     9,600
      Fairway Glen                                   --        --        --        --        --     9,580
      Crossbrook                                     88       126       136       146       157     7,591
      Larkspur Canyon                                69        98       105       112       121     6,918
      Avalon View                                   250       350       373       397       425    16,920
      Avalon at Lexington                           192       271       288       307       326    13,155
      Avalon Knoll                                  141       200       214       230       246    12,503
      Avalon at Dulles                               --        --        --        --        --    12,360
      Avalon Fields                                 111       157       169       180       193    10,910
      Avalon at Symphony Glen                        --        --        --        --        --     9,780
      Avalon West                                    40        57        61        65        70     8,326
      Avalon Landing                                 72       101       108       116       124     6,177
                                                --------  -------- --------- --------- --------- ---------
                                                  2,155     3,052     3,272     3,506     3,760   289,815
    VARIABLE RATE
      Avalon Devonshire                              --        --        --        --        --    27,305
      Avalon at Fairway Hills I                      --        --        --        --        --    11,500
      Laguna Brisas                                  --        --        --        --        --    10,400
      Avalon Ridge                                   --        --        --        --        --    18,755
                                                --------  -------- --------- --------- --------- ---------
                                                     --        --        --        --        --    67,960
CONVENTIONAL LOANS:
    FIXED RATE
      $100 Million  Unsecured Notes                  --        --   100,000        --        --        --
      $100 Million  Unsecured Notes                  --        --        --        --        --   100,000
      $110 Million  Unsecured Notes                  --        --        --        --        --   110,000
      $50 Million   Unsecured Notes                  --        --        --    50,000        --        --
      $50 Million   Unsecured Notes                  --        --        --        --        --    50,000
      $50 Million   Unsecured Notes                  --        --        --        --        --    50,000
      $100 Million  Unsecured Notes                  --        --        --   100,000        --        --
      $150 Million  Unsecured Notes                  --        --        --        --        --   150,000
      $125 Million  Medium Term Notes                --        --        --        --   125,000        --
      $150 Million  Medium Term Notes                --        --        --        --        --   150,000
      Governor's    Square                          116       165       178       193    13,234        --
      The Arbors                                     --        --        --        --    12,870        --
      Gallery Place                                 174    11,042        --        --        --        --
      Avalon Walk II                                182       264       288       315    11,433        --
      Avalon Pines                                   91       131       142     4,832        --        --
                                                --------  -------- --------- --------- --------- ---------
                                                    563    11,602   100,608   155,340   162,537   610,000

    VARIABLE RATE-NONE                               --        --        --        --        --        --
                                                --------  -------- --------- --------- --------- ---------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY  $ 2,718   $ 14,654 $ 103,880 $ 158,846 $ 166,297 $ 967,775
                                                ========  ======== ========= ========= ========= =========



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

 Funds from Operations

We generally consider Funds from Operations, or FFO, to be an appropriate measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures. We believe that to understand our operating results, FFO should be examined with net income as presented in the Condensed Consolidated Statements of Operations included elsewhere in this report. FFO is determined based on a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R) (NAREIT), and is defined as:

       - net income or loss computed in accordance with generally accepted accounting principles (GAAP), except that excluded from net income or loss are gains or losses on sales of property and extraordinary (as defined by GAAP) gains or losses on debt restructuring;

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

For the three months ended March 31, 2000, FFO increased to $58,614,000 from $48,896,000 for the comparable period of the preceding year. This increase is primarily due to the completion of new development and redevelopment communities as well as growth in earnings from Established Communities.

FFO previously reported for the three months ended March 31, 1999 excluded a non-recurring restructuring charge of $16,524,000 in conformance with the NAREIT definition of FFO calculations then in effect, or the original definition. NAREIT issued a White Paper dated October 1999 that clarifies the definition of FFO and the treatment of certain nonrecurring charges. The clarified definition includes non-recurring charges in the calculation of FFO. Although we believe the comparison of FFO using the original definition represents a better guide to investors of comparable operations and growth between years, both FFO calculations are presented below for the three months ended March 31, 2000 and 1999 (dollars in thousands):

                                                                     For the three months ended
                                                                    ----------------------------
                                                                      3-31-00        3-31-99
                                                                      -------        -------

Net income                                                               $47,172        $14,900
Preferred dividends                                                       (9,945)        (9,945)
Depreciation - real estate assets                                         28,594         26,797
Joint venture adjustments                                                    194            187
Minority interest expense                                                    509            433
(Gain) loss on sale of communities                                        (7,910)            --
                                                                    -------------  -------------

        Funds from Operations - Clarified Definition (1)                 $58,614        $32,372
        Non-recurring charges (2)                                             --         16,524
                                                                    -------------  -------------

        Funds from Operations - Original Definition (3)                  $58,614        $48,896
                                                                    =============  =============
        Net cash provided by operating activities                   $     60,307   $     51,056
                                                                    =============  =============
        Net cash used in investing activities                       $    (44,796)  $   (122,631)
                                                                    =============  =============
        Net cash provided by (used in) financing activities         $    (15,056)  $     81,275
                                                                    =============  =============



       (1) Represents Funds from Operations calculated in accordance with NAREIT's October 1999 White Paper on FFO. Our calculation of FFO in accordance with NAREIT's clarified definition of FFO includes the effect on earnings of non-recurring charges for certain management and other organizational changes and Year 2000 remediation costs.

       (2) Consists of $16,076 related to management and other organizational changes announced during 1998 and $706 for Year 2000 remediation costs.

       (3) Funds from Operations calculated based on NAREIT's definition of FFO prior to the issuance of the October 1999 White Paper on FFO. Previously, the effect on earnings of non-recurring charges for certain management and other organizational changes and Year 2000 remediation costs were excluded from the calculation of FFO.

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

We are currently engaged in the development of an innovative on-site property management system and a leasing automation system to enable management to capture, review and analyze data to a greater extent than is possible using existing commercial software. We have entered into a formal joint venture agreement, in the form of a limited liability company agreement, with United Dominion Realty Trust, Inc., another public multifamily real estate company, to continue development of these systems and system software, which are collectively referred to in this discussion as the "system." The system development process is currently managed by our employees, who have significant related project management experience, and the employees of the joint venturer. The actual programming and documentation of the system is being conducted by our employees, the employees of our joint venturer and third party consultants under the supervision of these experienced project managers. We currently expect that the total development costs over a three-year period will be approximately $8.0 million including hardware costs and expenses, the costs of employees and related overhead, and the costs of engaging third party consultants. These development costs will generally be shared on an equal basis by our joint venture partner and us, although we may fund 60% of some costs. Once developed, we intend to use the property management system in place of current property management information software for which we pay a license fee to third parties, and we intend to use the leasing automation system to make the lease application process easier for residents and more efficient for us to manage.
We currently project that the property management system will undergo an on-site test (i.e., a "beta test") during the last half of 2000 and that the system will be functional and implemented during early 2001.

We believe that when implemented the system will result in cost savings due to increased data reliability and efficiencies in management time and overhead, and that these savings will largely offset the expense associated with amortizing the system development costs and maintaining the software. We also believe that it is possible that other real estate companies may desire to use the system concept and system software that we are developing and that therefore there may be an opportunity to recover, in the future, a portion of our investment by licensing the system to others and/or admitting one or more other real estate companies to the joint venture. However, at the present time these potential cost savings and ancillary revenue are speculative, and we cannot assure that the system will provide sufficient benefits to offset the cost of development and maintenance.

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

Natural Disasters

Many of our West Coast communities are located in the general vicinity of active earthquake faults. In July 1998, we obtained a seismic risk analysis from an engineering firm which estimated the probable maximum damage for each of the 60 West Coast communities that we owned at that time and for each of the five West Coast communities under development at that time. The seismic risk analysis was obtained for each individual community and for all of those communities combined. To establish a probable maximum damage, the engineers first define a severe earthquake event for the applicable geographic area, which is an earthquake that has only a 10% likelihood of occurring over a 50-year period. The probable maximum damage is determined as the structural and architectural damage and business interruption loss that is estimated to have only a 10% probability of being exceeded in the event of such an earthquake. Because a significant number of our communities are located in the San Francisco Bay Area, the engineers' analysis defined an earthquake on the Hayward Fault with a Richter Scale magnitude of 7.1 as a severe earthquake with a 10% probability of occurring within a 50-year period. The engineers then established an aggregate probable maximum damage at that time of $113 million for the 60 West Coast communities that we owned at that time and the five West Coast communities then under development. The $113 million probable maximum damage for those communities was a probable maximum level that the engineers expected to be exceeded only 10% of the time in the event of such a severe earthquake. The actual aggregate probable maximum damage could be higher or lower as a result of variations in soil classifications and structural vulnerabilities. For each community, the engineers' analysis calculated an individual probable maximum damage as a percentage of the community's replacement cost and projected revenues. We cannot assure you that:

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

Development Communities

As of March 31, 2000, we had nine Development Communities under construction. We expect these Development Communities, when completed, to add a total of 2,473 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $410.9 million. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

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

We hold a fee simple ownership interest in eight of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community. The following table presents a summary of the Development Communities:

                                         Number of      Budgeted                                       Estimated       Estimated
                                         apartment      cost (1)       Construction      Initial       completion    stabilization
                                           homes      ($ millions)        start       occupancy (2)       date         date (3)
                                      ---------------------------------------------------------------------------------------------
 1.  Avalon Willow
     Mamaroneck, NY                         227          $46.8           Q2 1997         Q1 1999        Q2 2000         Q3 2000
 2.  Avalon Essex
     Peabody, MA                            154          $21.4           Q2 1999         Q2 2000        Q3 2000         Q4 2000
 3.  Avalon at Florham Park
     Florham Park, NJ                       270          $41.0           Q2 1999         Q1 2000        Q2 2001         Q4 2001
 4.  Avalon River Mews
     Edgewater, NJ                          408          $75.6           Q3 1999         Q1 2001        Q3 2001         Q1 2002
 5.  Avalon Haven
     North Haven, CT                        128          $14.4           Q3 1999         Q2 2000        Q4 2000         Q1 2001
 6.  Avalon Bellevue
     Bellevue, WA                           202          $29.9           Q4 1999         Q1 2001        Q2 2001         Q3 2001
 7.  Avalon at Arlington Square I
     Arlington, VA                          510          $69.9           Q4 1999         Q4 2000        Q4 2001         Q3 2002
 8.  Avalon on the Sound (4)
     New Rochelle, NY                       412          $92.1           Q4 1999         Q3 2001        Q4 2001         Q3 2002
 9.  Avalon Estates
     Hull, MA                               162          $19.8           Q4 1999         Q4 2000        Q2 2001         Q4 2001
                                      -------------------------------

     Total                                 2,473         $410.9
                                      ===============================


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

(4) This community will be developed under a joint venture structure with third party financing. AvalonBay's portion of the Budgeted Cost is expected to be $13.3 million.

Redevelopment Communities

As of March 31, 2000, we had six communities under redevelopment. We expect the total budgeted cost to complete these Redevelopment Communities, including the cost of acquisition and redevelopment, to be approximately $263.1 million, of which approximately $68.1 million is the additional capital invested or expected to be invested above the original purchase cost. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget than the cost to develop a new community. Accordingly, we expect that actual costs may vary over a wider range than for a new development community. We cannot assure you that we will meet our schedules for redevelopment completion, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under "Risks of Development and Redevelopment" below.

The following presents a summary of Redevelopment Communities:

                                                          ($ millions)
                                  Number of       ---------------------------------                                  Estimated
                                  apartment       Acquisition         Total       Reconstruction   Reconstruction   restabilized
                                    homes             cost          cost (1)          start        completion (2)    operations (3)
                               ----------------------------------------------------------------------------------------------------
  1.  Avalon Greenbriar (4)
      Renton, WA                     421             $25.3            $35.7          Q3 1998          Q2 2000          Q2 2000
  2.  Avalon at Mission Bay
      San Diego, CA                  564             $43.8            $57.3          Q3 1998          Q2 2000          Q3 2000
  3.  Avalon at Creekside
      Mountain View, CA              294             $29.0            $39.8          Q2 1999          Q3 2000          Q4 2000
  4.  Laguna Brisas
      Laguna Niguel, CA              176             $17.2            $21.2          Q3 1999          Q2 2000          Q4 2000
  5.  Avalon at Cortez Hill
      San Diego, CA                  293             $24.4            $33.8          Q1 2000          Q1 2001          Q2 2001
  6.  Lakeside
      Burbank, CA                    748             $55.3            $75.3          Q1 2000          Q1 2002          Q2 2002
                               --------------------------------------------------

      Total                        2,496            $195.0           $263.1
                               ==================================================




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

(4)    Formerly named Avalon Ridge.

Development Rights

As of March 31, 2000, we are considering the development of 34 new apartment communities. These Development Rights range from land owned or under contract for which design and architectural planning has just begun to land under contract or owned by us with completed site plans and drawings where construction can begin almost immediately. We estimate that the successful completion of all of these communities would ultimately add 9,140 upscale apartment homes to our portfolio. At March 31, 2000, the cumulative capitalized costs incurred in pursuit of the 34 Development Rights, including the cost of land acquired in connection with seven of the Development Rights, was approximately $74.0 million, of which $46.0 million was land. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

We generally hold Development Rights through options to acquire land, although one Development Right located in New Canaan, Connecticut is controlled through a joint venture partnership that owns the land. The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made are business judgments that we make after we perform financial, demographic and other analysis. Finally, we currently intend to limit the percentage of debt used to finance new developments in order to maintain our general historical practice with respect to the proportion of debt in our capital structure. Therefore, other financing alternatives may be required to finance the development of those Development Rights scheduled to start construction after April 1, 2000. Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of our FFO.

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

The following presents a summary of the 34 Development Rights we are currently pursuing:

                                                                           Total
                                                  Estimated               budgeted
                                                   number                  costs
                  Location                        of homes              ($ millions)
           ------------------------            ----------------       -----------------

     1.    Mountain View, CA       (1)               211                     60
     2.    San Jose, CA            (1)               217                     42
     3.    Stamford, CT                              323                     60
     4.    Freehold, NJ                              296                     35
     5.    Orange, CT              (1)               168                     18
     6.    New Canaan, CT          (1) (2)           104                     26
     7.    Darien, CT              (1)               189                     37
     8.    Yonkers, NY                               256                     35
     9.    Greenburgh - II, NY                       500                     83
    10.    Greenburgh - III, NY                      266                     44
    11.    Arlington II, VA        (1)               332                     40
    12.    Hopewell, NJ                              280                     34
    13.    Port Jefferson, NY                        232                     28
    14.    Yorktown, NY                              396                     47
    15.    Marlborough, MA                           202                     22
    16.    Newtown, CT                               304                     34
    17.    Wilton, CT                                115                     21
    18.    North Potomac, MD                         564                     64
    19.    Los Angeles, CA                           241                     39
    20.    Weymouth, MA                              304                     33
    21.    San Diego, CA           (1)               378                     54
    22.    Long Island City, NY                      372                    102
    23.    Coram, NY                                 450                     61
    24.    Westborough, MA                           386                     44
    25.    Lawrence, NJ                              342                     38
    26.    Salem, MA                                 176                     20
    27.    Wilmington, MA                            120                     16
    28.    North Bethesda, MD                        414                     42
    29.    San Francisco, CA                         250                     70
    30.    Andover, MA                               156                     20
    31.    St. James, NY                             112                     16
    32.    Seattle, WA                               100                     19
    33.    Washington, D.C.                          209                     41
    34.    Seattle, WA                               175                     31
                                               ----------------       -----------------

                Totals                              9,140                  $1,376
                                               ================       =================

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

Capitalized Interest

In accordance with generally accepted accounting principles, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy. Thereafter, the interest allocated to that completed building within the community is expensed. Capitalized interest totaled $3,494,000 for the three months ended March 31, 2000 and $7,283,000 for the three months ended March 31, 1999.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

                  Not Applicable

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  We are involved in certain ordinary routine litigation incidental to the conduct of our business. In addition, as reported in the Company's Form 10-K for the year ended December 31, 1999, we are currently involved in litigation with York Hunter Construction, Inc., and National Union Fire Insurance Company. While the outcome of such litigation cannot be predicted with certainty, we do not expect any current litigation, including the litigation with York Hunter and National Union, to have a material effect on our business or financial condition.

Item 2.           Changes in Securities

                  On February 28, 2000, the Company filed a Form 8-A/A (i) to file an amendment to the Company's Shareholder Rights Agreement that affects the rights of holders of the Company's Preferred Stock Purchase Rights and (ii) to describe the terms of such Shareholder Rights Agreement, as amended. The description set forth in such Form 8-A/A is incorporated herein by reference.

                  During the three months ended March 31, 2000, the Company issued 7,048 shares of common stock in exchange for units of limited partnership held by a limited partner of Avalon DownREIT V, L.P., a DownREIT partnership subsidiary of the Company. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company is relying on the exemption based upon factual representations received from the limited partner who received these shares.

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  EXHIBITS

Exhibit No.       Description
-----------       -----------
3(i).1        --  Articles of Amendment and Restatement of Articles of
                  Incorporation of AvalonBay Communities (the "Company"), dated as of June 4, 1998. (Incorporated by reference to Exhibit
                  3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2        --  Articles of Amendment, dated as of October 2, 1998.
                  (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3        --  Articles Supplementary, dated as of October 13, 1998,
                  relating to the 8.70% Series H Cumulative Redeemable
                  Preferred Stock. (Incorporated by reference to Exhibit 1 to
                  Form 8-A of the Company filed October 14, 1998.)

3(ii).1       --  Bylaws of the Company, as amended and restated, dated as of
                  July 24, 1998. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 14, 1998.)

3(ii).2       --  Amendment to Bylaws of the Company, dated February 10, 1999.
                  (Incorporated by reference to Exhibit 3(ii).2 to Form 10-K of the Company filed March 31, 1999.)

3(ii).3       --  Amendment to Bylaws of the Company, dated May 5, 1999.
                  (Incorporated by reference to Exhibit 3(ii).3 to Form 10-Q of the Company filed on August 16, 1999.)

4.1           --  Indenture of Avalon Properties, Inc. (hereinafter referred to as "Avalon Properties") dated as of September 18, 1995.
                  (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2           --  First Supplemental Indenture of Avalon Properties dated as of
                  September 18, 1995. (Incorporated by reference to Avalon
                  Properties' Current Report on Form 8-K dated September 18,
                  1995.)

4.3           --  Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Avalon
                  Properties' Current Report on Form 8-K filed January 26,
                  1998.)

4.4           --  Third Supplemental Indenture of Avalon Properties dated as of
                  January 22, 1998. (Incorporated by reference to Avalon
                  Properties' Current Report on Form 8-K filed on January 26,
                  1998.)

4.5           --  Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee.
                  (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998.)

4.6           --  First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21, 1998.)

4.7           --  Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8           --  Third Supplemental Indenture, dated as of December 21, 1998 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on December 21,
                  1998.)

4.9           --  Dividend Reinvestment and Stock Purchase Plan of the Company
                  filed on September 14, 1999. (Incorporated by reference to Form 3-S of the Company, File No. 333-87063.)

4.10          --  Amendment to the Company's Dividend Reinvestment and Stock
                  Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule
                  424(b)(2) of the Securities Act of 1933 on December 17,
                  1999.)

4.11          --  Shareholder Rights Agreement, dated as of March 9, 1998 (the
                  "Rights Agreement"), between the Company and First Union
                  National Bank (as successor to American Stock Transfer and
                  Trust Company) as Rights Agent (including the form of Rights
                  Certificate as Exhibit B). (Incorporated by reference to
                  Exhibit 4.1 to Form 8-A of the Company filed March 11, 1998.)

4.12          --  Amendment No. 1 to the Rights Agreement, dated as of February
                  28, 2000, between the Company and the Rights Agent.
                  (Incorporated by reference to Exhibit 4.2 of Form 8-A/A of the Company filed February 28, 2000.)

10.1          --  Mutual Release and Separation Agreement, dated as of March
                  24, 2000, between the Company and Gilbert M. Meyer.

10.2          --  Retirement Agreement, dated as of March 24, 2000, between the
                  Company and Gilbert M. Meyer.

10.3          --  Consulting Agreement, dated as of March 24, 2000, between the
                  Company and Gilbert M. Meyer.

12.1          --  Statements re: Computation of Ratios.

27.1          --  Financial Data Schedule.

              (b) REPORTS ON FORM 8-K

On March 10, 2000, the Company filed a report on Form 8-K with respect to Item
5 thereof (Other Event) to report the mailing of a letter to stockholders and to file a copy of such letter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AVALONBAY COMMUNITIES, INC.

Date:    May 15, 2000                                   /s/: RICHARD L. MICHAUX
                                -----------------------------------------------
                                                             Richard L. Michaux
                                President, Chief Executive Officer and Director

Date:    May 15, 2000                                   /s/: THOMAS J. SARGEANT
                                -----------------------------------------------
                                                             Thomas J. Sargeant
                                          Chief Financial Officer and Treasurer