Form 10-Q
period 2000-06-30
AVALONBAY COMMUNITIES INC
filed 2000-08-14
CIK 915912

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


                  For the quarterly period ended June 30, 2000


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

               66,629,698 shares outstanding as of August 1, 2000

================================================================================

                           AVALONBAY COMMUNITIES, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                                        PAGE
                                                                                                        ----
                                PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
         December 31, 1999 (audited) .............................................................          2

         Condensed Consolidated Statements of Operations (unaudited) for the three and six
         months ended June 30, 2000 and 1999 .....................................................          3

         Condensed Consolidated Statements of Cash Flows (unaudited) for the six months
         ended June 30, 2000 and 1999 ............................................................        4-5

         Notes to Condensed Consolidated Financial Statements (unaudited) ........................       6-16


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ..............................................................................      17-38

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............................         39

                                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .......................................................................         39

Item 2.  Changes in Securities ...................................................................         39

Item 3.  Defaults Upon Senior Securities .........................................................         39

Item 4.  Submission of Matters to a Vote of Security Holders .....................................         39

Item 5.  Other Information .......................................................................         40

Item 6.  Exhibits and Reports on Form 8-K ........................................................      40-41

Signatures .......................................................................................         42

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           AVALONBAY COMMUNITIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                                      6-30-00
                                                                                                    (unaudited)         12-31-99
                                                                                                    -----------        -----------
ASSETS
Real estate:
       Land                                                                                         $   711,719        $   663,007
       Buildings and improvements                                                                     3,083,359          2,942,866
       Furniture, fixtures and equipment                                                                 99,682             82,467
                                                                                                    -----------        -----------
                                                                                                      3,894,760          3,688,340
       Less accumulated depreciation                                                                   (276,160)          (206,962)
                                                                                                    -----------        -----------
       Net operating real estate                                                                      3,618,600          3,481,378
       Construction in progress (including land)                                                        432,788            395,187
       Communities held for sale                                                                         75,371            164,758
                                                                                                    -----------        -----------
           Total real estate, net                                                                     4,126,759          4,041,323

Cash and cash equivalents                                                                                 1,672              7,621
Cash in escrow                                                                                           39,075              8,801
Resident security deposits                                                                               16,677             14,113
Investments in unconsolidated joint ventures                                                             10,770             10,702
Deferred financing costs, net                                                                            12,390             14,056
Deferred development costs                                                                               13,795             12,938
Participating mortgage notes                                                                             21,483             21,483
Prepaid expenses and other assets                                                                        26,976             23,625
                                                                                                    -----------        -----------
                   TOTAL ASSETS                                                                     $ 4,269,597        $ 4,154,662
                                                                                                    ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Variable rate unsecured credit facility                                                             $   270,600        $   178,600
Unsecured notes                                                                                         985,000            985,000
Notes payable                                                                                           423,117            430,047
Dividends payable                                                                                        47,160             44,139
Payables for construction                                                                                19,899             18,874
Accrued expenses and other liabilities                                                                   34,022             40,226
Accrued interest payable                                                                                 26,908             28,134
Resident security deposits                                                                               26,911             23,980
                                                                                                    -----------        -----------
                   TOTAL LIABILITIES                                                                  1,833,617          1,749,000
                                                                                                    -----------        -----------

Minority interest of unitholders in consolidated partnerships                                            39,074             35,377

Stockholders' equity:
       Preferred stock, $.01 par value; $25 liquidation value; 50,000,000 shares authorized at both June 30, 2000 and December 31, 1999;
              18,322,700 shares outstanding at both June 30, 2000 and 1999                                  183                183
       Common stock, $.01 par value; 140,000,000 shares authorized at both June 30, 2000 and December 31, 1999; 66,455,699 and 65,758,009 shares outstanding at June 30,
             2000 and December 31, 1999, respectively                                                       664                658
       Additional paid-in capital                                                                     2,466,570          2,442,510
       Deferred compensation                                                                             (4,786)            (3,559)
       Dividends in excess of accumulated earnings                                                      (65,725)           (69,507)
                                                                                                    -----------        -----------
                   TOTAL STOCKHOLDERS' EQUITY                                                         2,396,906          2,370,285
                                                                                                    -----------        -----------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 4,269,597        $ 4,154,662
                                                                                                    ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                             For the three months ended          For the six months ended
                                                            ----------------------------        ----------------------------
                                                              6-30-00           6-30-99           6-30-00           6-30-99
                                                            ----------        ----------        ----------        ----------
Revenue:
   Rental income                                            $  139,632        $  122,807        $  274,417        $  241,380
   Management fees                                                 252               314               500               653
   Other income                                                     74                67               129               101
                                                            ----------        ----------        ----------        ----------
            Total revenue                                      139,958           123,188           275,046           242,134
                                                            ----------        ----------        ----------        ----------

Expenses:
   Operating expenses, excluding property taxes                 35,132            33,546            68,470            66,247
   Property taxes                                               11,329            10,627            22,559            21,341
   Interest expense                                             20,363            18,695            40,430            35,163
   Depreciation and amortization                                31,209            25,428            60,628            52,654
   General and administrative                                    3,285             2,425             6,232             4,793
   Non-recurring charges                                            --                66                --            16,590
                                                            ----------        ----------        ----------        ----------
            Total expenses                                     101,318            90,787           198,319           196,788
                                                            ----------        ----------        ----------        ----------

Equity in income of unconsolidated joint ventures                  702               680             1,396             1,406
Interest income                                                    948             1,757             1,968             3,419
Minority interest in consolidated partnerships                    (475)             (495)           (1,014)             (928)
                                                            ----------        ----------        ----------        ----------

Income before gain on sale of communities                       39,815            34,343            79,077            49,243
Gain on sale of communities                                     10,842            28,579            18,752            28,579
                                                            ----------        ----------        ----------        ----------

Net income                                                      50,657            62,922            97,829            77,822
Dividends attributable to preferred stock                       (9,945)           (9,945)          (19,890)          (19,890)
                                                            ----------        ----------        ----------        ----------

Net income available to common stockholders                 $   40,712        $   52,977        $   77,939        $   57,932
                                                            ==========        ==========        ==========        ==========

Per common share:

   Net income - basic                                       $     0.61        $     0.81        $     1.17        $     0.89
                                                            ==========        ==========        ==========        ==========

   Net income - diluted                                     $     0.60        $     0.80        $     1.15        $     0.88
                                                            ==========        ==========        ==========        ==========


     See accompanying notes to condensed consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                  For the six months ended
                                                                                                 --------------------------
                                                                                                  6-30-00          6-30-99
                                                                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                    $  97,829        $  77,822
   Adjustments to reconcile net income to cash provided
       by operating activities:
            Depreciation and amortization                                                           60,628           52,654
            Amortization of deferred compensation                                                    1,830            1,986
            Decrease (increase) in investments in unconsolidated joint ventures                        (68)             556
            Income allocated to minority interest in consolidated partnerships                       1,014              928
            Gain on sale of communities                                                            (18,752)         (28,579)
            Decrease (increase) in resident security deposits, accrued interest on participating mortgage notes, prepaid expenses and
                     other assets                                                                   (6,772)             202
            Increase (decrease) in accrued expenses, other liabilities and accrued
                     interest payable                                                               (4,204)           8,306
                                                                                                 ---------        ---------
            Net cash provided by operating activities                                              131,505          113,875
                                                                                                 ---------        ---------


CASH FLOWS USED IN INVESTING ACTIVITIES:
   Increase (decrease) in construction payables                                                      1,025           (6,683)
   Increase in cash in escrow                                                                      (30,274)            (908)
   Proceeds from sale of communities, net of selling costs                                          55,452          117,161
   Purchase and development of real estate                                                        (186,504)        (265,122)
                                                                                                 ---------        ---------
            Net cash used in investing activities                                                 (160,301)        (155,552)
                                                                                                 ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                                         16,237           24,722
   Dividends paid                                                                                  (91,026)         (86,011)
   Proceeds from sale of unsecured notes                                                                --          125,000
   Payment of deferred financing costs                                                                 (66)          (1,147)
   Repayments of notes payable                                                                      (1,753)          (1,701)
   Net borrowings under (repayments of) unsecured facility                                          92,000          (12,500)
   Contributions from (distributions to) minority partners                                           7,455             (966)
                                                                                                 ---------        ---------
            Net cash provided by financing activities                                               22,847           47,397
                                                                                                 ---------        ---------

            Net increase (decrease) in cash                                                         (5,949)           5,720

Cash and cash equivalents, beginning of period                                                       7,621            8,890
                                                                                                 ---------        ---------

Cash and cash equivalents, end of period                                                         $   1,672        $  14,610
                                                                                                 =========        =========

Cash paid during period for interest, net of amount capitalized                                  $  37,768        $  28,538
                                                                                                 =========        =========


     See accompanying notes to condensed consolidated financial statements.

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the six months ended June 30, 2000:

  - 119,588 units of limited partnership, valued at $4,772, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company for an equal number of shares of the Company's common stock.

  - The Company issued $30 in limited partnership units for acquisitions that were pursuant to the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party.

  - Common and preferred dividends declared but not paid totaled $47,160.

During the six months ended June 30, 1999:

  - 17,598 units of limited partnership, valued at $693, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company for an equal number of shares of the Company's common stock.

  - Common and preferred dividends declared but not paid totaled $43,011.

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

At June 30, 2000, the Company owned or held a direct or indirect ownership interest in 125 operating apartment communities containing 36,412 apartment homes in twelve states and the District of Columbia, of which six communities containing 2,496 apartment homes were under reconstruction. The Company also owned nine communities with 2,542 apartment homes under construction and rights to develop an additional 33 communities that, if developed, are expected to contain an estimated 8,859 apartment homes.

During the second quarter of 2000, the Company completed development of Avalon Willow (located in the New York, New York area) containing 227 apartment homes for a total investment of approximately $46,800.

The development of Avalon Manor (located in the Northern New Jersey area) commenced during the second quarter of 2000. This community is expected to contain a total of 296 apartment homes upon completion with a projected total investment of approximately $33,100.

During the second quarter of 2000, the Company acquired two communities pursuant to the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party. Avalon RockMeadow, containing 206 apartment homes, was acquired during May 2000 for approximately $24,100. Avalon ParcSquare, containing 124 apartment homes, was acquired during June 2000 for approximately $19,000. Both communities are located in the Seattle, Washington area.

During the second quarter of 2000, the Company acquired one land parcel, for an aggregate purchase price of $12,500, on which construction has not yet begun. The parcel is located in the Fairfield-New Haven, Connecticut area, and we expect to develop an apartment community containing 323 apartment homes on this parcel.

As further discussed in Footnote 6, "Communities Held for Sale", the Company has adopted a strategy of disposing of certain assets in markets that did not meet its long-term strategic direction and redeploying the proceeds from such sales to help fund the Company's development and redevelopment activities. In connection with this strategy, the Company sold two communities containing 486 apartment homes for net proceeds of approximately $26,127 during the three months ended June 30, 2000. The net proceeds from these dispositions will be redeployed to develop and redevelop communities currently under construction or reconstruction. Pending such redeployment, the proceeds from the sale of these communities were either used to reduce amounts outstanding under the Company's variable rate unsecured credit facility or deposited in escrow accounts to facilitate like-kind exchange transactions.

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the

Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to make the information presented not misleading. In the opinion of Management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

Presentation of Historical Financial Statements for the Three and Six Months Ended June 30, 1999

The financial presentation of the historical financial statements for the three and six months ended June 30, 1999, has been changed from the presentation that appeared in the Company's Form 10-Q for the three and six months ended June 30, 1999. For a discussion of the change in the presentation and the reasons therefor, see Footnote 2 to the consolidated financial statements presented in the Company's Form 10-K for the fiscal year ended December 31, 1999.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned partnerships and certain joint venture partnerships in addition to subsidiary partnerships structured as DownREITs. All significant intercompany balances and transactions have been eliminated in consolidation.

In each of the partnerships structured as DownREITs, either the Company or one of the Company's wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests approximate the Company's current common stock dividend per share. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of the Company's common stock on the date of redemption. In lieu of cash redemption of a unit by a partner, the Company may elect to acquire any unit presented for redemption for one share of common stock.

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

Development Costs of Software

The Company has an investment in a corporation formed to continue the Company's development of new web-based applications that will be used to better manage the Company's core real estate operations. The Company holds the majority economic interest in this entity and two other REITs also hold economic interests. The software development process is currently being managed by Company employees who oversee a project team of employees and third-party consultants. Development costs associated with the software project include computer hardware costs, direct labor costs and third-party consultant costs related to programming and documenting the system. The project began in January 1999 and is expected to be fully implemented in early 2001, although no assurance can be provided in this regard. The Company will continue to be actively involved in the development of these systems and the total cost of development will be shared by those REITs owning capital stock of this entity.

Costs associated with the project have been accounted for in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1 ("SOP 98-1") "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, costs of acquiring hardware and costs of coding, documenting and testing the software are capitalized during the application development stage. Following implementation, capitalized development costs are amortized over the system's estimated useful life.

The total expected cost to develop the system, excluding legal costs related to formation of the company and non-development costs, is approximately $8 million.

Earnings per Common Share

In accordance with the provisions of SFAS No. 128, "Earnings per Share", basic earnings per share for the three and six months ended June 30, 2000 and 1999 is computed by dividing earnings available to common shares (net income less preferred stock dividends) by the weighted average number of shares and units of limited partnership in the Company's DownREIT partnerships that were outstanding during the period. Additionally, other potentially dilutive common shares are considered when calculating earnings per share on a diluted basis.

The Company's basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2000 and 1999 are as follows:

                                                        Three months ended                    Six months ended
                                                   -----------------------------       -----------------------------
                                                     6-30-00           6-30-99           6-30-00           6-30-99
                                                   -----------       -----------       -----------       -----------
Weighted average common shares
     outstanding - basic                            66,098,506        64,478,959        65,914,821        64,202,901

Weighted average units outstanding                     933,384           876,546           951,339           876,546
                                                   -----------       -----------       -----------       -----------

Weighted average common shares
     and units outstanding - basic                  67,031,890        65,355,505        66,866,160        65,079,447

Effect of dilutive securities                          861,628           513,065           634,045           484,280
                                                   -----------       -----------       -----------       -----------

Weighted average common shares
     and units outstanding - diluted                67,893,518        65,868,570        67,500,205        65,563,727
                                                   ===========       ===========       ===========       ===========

Certain options to purchase shares of common stock in the amounts of 60,000 and 1,456,074 were outstanding during the three and six months ended June 30, 2000, respectively, and 2,368,055 and 2,418,055 were outstanding during the three and six months ended June 30, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

Non-recurring Charges

In February 1999, the Company announced certain management changes including (i) the departure of three senior officers who became entitled to severance benefits in accordance with the terms of their employment agreements with the Company dated as of March 9, 1998 and (ii) elimination of duplicate accounting functions and related employee departures. The Company recorded a non-recurring charge of $16,076 in the first quarter of 1999 related to the expected costs associated with this management realignment and certain related organizational adjustments. The non-recurring charge consisted of $15,476 in severance benefits, $250 related to costs to eliminate duplicate accounting functions and $350 in legal fees. As of June 30, 2000 all cash payments related to the non-recurring charge had been incurred.

The non-recurring charge also included $66 and $514 of Year 2000 remediation costs that had been incurred for the three and six months ended June 30, 1999, respectively.

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

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133. The Company currently plans to adopt these pronouncements effective January 1, 2001, and will determine both the method and impact of adoption, which is not expected to be material to the financial statements.

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

2. Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $4,163 and $5,866 for the three months ended June 30, 2000 and 1999, respectively, and $7,657 and $13,149 for the six months ended June 30, 2000 and 1999, respectively.

3. Notes Payable, Unsecured Notes and Credit Facility

The Company's notes payable, unsecured notes and credit facility are summarized as follows:

                                                                6-30-00         12-31-99
                                                              ----------       ----------
Fixed rate mortgage notes payable (conventional
  and tax-exempt)                                             $  355,157       $  362,087
Variable rate mortgage notes payable (tax-exempt)                 67,960           67,960
Fixed rate unsecured notes                                       985,000          985,000
                                                              ----------       ----------

  Total notes payable and unsecured notes                      1,408,117        1,415,047

Variable rate unsecured credit facility                          270,600          178,600
                                                              ----------       ----------

  Total notes payable, unsecured notes and
    credit facility                                           $1,678,717       $1,593,647
                                                              ==========       ==========

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from May 2001 through December 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 7.3% at June 30, 2000. The weighted average interest rate of the Company's fixed rate notes (conventional and tax-exempt) was 6.8% at June 30, 2000.

The maturity schedule for the Company's unsecured notes is as follows:

      Year of
      Maturity          Principal           Interest Rate
     ------------------------------------------------------
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

The Company has a $600,000 variable rate unsecured credit facility with Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Fleet National Bank, serving as co-agents for a syndicate of commercial banks. The credit facility bears interest at a spread over the London Interbank Offered Rate ("LIBOR") based on rating levels achieved on the Company's unsecured notes and on a maturity selected by the Company. The current stated pricing is LIBOR plus 0.6% per annum (7.2% at June 30, 2000). In addition, the credit facility includes a competitive bid option (which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the credit facility) for up to $400,000. The Company is subject to certain customary covenants under the credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company's Funds from Operations, as defined therein. The credit facility matures in July 2001 and has two, one-year extension options.

4. Stockholders' Equity

The following summarizes the changes in stockholders' equity for the six months ended June 30, 2000:


                                                                                                         Dividends
                                                                          Additional                   in excess of      Total
                                             Preferred      Common          paid-in       Deferred     accumulated    stockholders
                                               stock         stock          capital     compensation     earnings        equity
                                            -----------   -----------     -----------   ------------   ------------   -----------
Stockholders' equity, December 31, 1999     $       183   $       658     $ 2,442,510   $    (3,559)   $   (69,507)   $ 2,370,285
Dividends declared to common and
   preferred stockholders                            --            --              --            --        (94,047)       (94,047)
Issuance of common stock, net of
   forfeitures                                       --             6          24,060        (3,057)            --         21,009
Amortization of deferred compensation                --            --              --         1,830             --          1,830
Net income                                           --            --              --            --         97,829         97,829
                                            -----------   -----------     -----------   -----------    -----------    -----------
Stockholders' equity, June 30, 2000         $       183   $       664     $ 2,466,570   $    (4,786)   $   (65,725)   $ 2,396,906
                                            ===========   ===========     ===========   ===========    ===========    ===========


During the six months ended June 30, 2000, the Company issued 213,281 shares of common stock upon the exercise of stock options, 269,586 shares of common stock through the Company's Dividend Reinvestment Plan, 119,588 shares of common stock to acquire operating partnership units from third parties, 10,291 shares of common stock in connection with the Company's Employee Stock Purchase Plan and 127,576 shares of common stock in connection with restricted stock grants to employees. A total of 42,632 shares of common stock issued in connection with restricted stock grants were forfeited during the six months ended June 30, 2000.

5. Investments in Unconsolidated Joint Ventures

At June 30, 2000, the Company's investments in unconsolidated joint ventures consisted of:

       - a 50% general partnership interest in a partnership that owns the Falkland Chase community;

       - a 49% general partnership interest in a partnership that owns the Avalon Run community;

       - a 50% limited liability company membership interest in an LLC that owns the Avalon Grove community; and

       - an approximate 50% economic interest (represented by ownership of non-voting shares of common stock) in a corporation formed to continue the development of an on-site property management system and a leasing automation system. Previously, the software development effort was conducted through a joint venture structured as a limited liability company. The joint venture was restructured into a corporation in June 2000. Currently two other REITs hold ownership positions in this corporation.

The following is a combined summary of the financial position of these joint ventures as of the dates presented.


                                                         6-30-00
                                                       (unaudited)        12-31-99
                                                       -----------       ---------
Assets:
Real estate, net                                        $  93,436        $  94,644
Other assets                                               12,644           10,666
                                                        ---------        ---------

   Total assets                                         $ 106,080        $ 105,310
                                                        =========        =========
Liabilities and partners' equity:
Mortgage notes payable                                  $  26,000        $  26,000
Other liabilities                                           7,304            6,479
Partners' equity                                           72,776           72,831
                                                        ---------        ---------

   Total liabilities and partners' equity               $ 106,080        $ 105,310
                                                        =========        =========


The following is a combined summary of the operating results of these joint ventures for the periods presented:


                                                       Three months ended                    Six months ended
                                                          (unaudited)                          (unaudited)
                                                -----------------------------         -----------------------------
                                                  6-30-00            6-30-99           6-30-00             6-30-99
                                                ----------         ----------         ----------         ----------

  Rental income                                 $    5,526         $    5,078         $   10,789         $   10,166
  Other income                                          38                  5                 24                 10
  Operating and other expenses                      (1,602)            (1,357)            (3,051)            (2,741)
  Mortgage interest expense                           (304)              (184)              (542)              (368)
  Depreciation and amortization                       (806)              (769)            (1,582)            (1,541)
                                                ----------         ----------         ----------         ----------

    Net income                                  $    2,852         $    2,773         $    5,638         $    5,526
                                                ==========         ==========         ==========         ==========


6. Communities Held for Sale

During 1998, the Company adopted a strategy of disposing certain assets in markets that did not meet its long-term strategic direction. In connection with this strategy, the Company solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal. In connection with this strategy, the Company sold an aggregate of 23 communities and a participating mortgage note during 1998 and 1999.

The communities sold during the first six months of 2000 and the respective sales price and net proceeds are summarized below:


                                         Period     Apartment              Gross sales      Net
Communities        Location             of sale       homes       Debt        price       proceeds
--------------------------------------------------------------------------------------------------
Avalon Chase       Marlton, NJ           1Q00          360      $    --      $29,700      $29,325
Avalon Pines       Virginia Beach, VA    2Q00          174        5,177       11,000        5,354
Avalon Birches     Chesapeake, VA        2Q00          312           --       21,000       20,773
                                                   -------      -------      -------      -------
                                                       846      $ 5,177      $61,700      $55,452
                                                   =======      =======      =======      =======


Management intends to market additional communities for sale during the remainder of 2000. However, there can be no assurance that such assets will be sold, or that we will sell the assets on financially advantageous terms. The assets targeted for sale include land, buildings and improvements and furniture, fixtures and equipment, and are recorded at the lower of cost or fair value less estimated selling costs. The Company has not recognized a write-down in its real estate to arrive at net realizable value, although there can be no assurance that the Company can sell these assets for amounts that equal or exceed its estimates of net realizable value. At June 30, 2000, total real estate, net of accumulated depreciation, subject to sale totaled $75,371. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company's Condensed Consolidated Statements of Operations include net income of the communities held for sale at June 30, 2000 of $1,315 and $635 for the three months ended June 30, 2000 and 1999, respectively, and $2,556 and $1,142 for the six months ended June 30, 2000 and 1999, respectively.

7. Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group consists primarily of the Company's senior officers.

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

Other communities owned by the Company, which are not included in the above segments, are communities that were under development or redevelopment at any point in time during the applicable calendar year as well as communities held for sale. The primary performance measure for these assets depends on the stage of development or redevelopment of the community. While under development or redevelopment, Management monitors actual construction costs against budgeted costs as well as economic occupancy. The primary performance measure for communities held for sale is NOI.

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


                                                                      For the three months ended
                                          ----------------------------------------------------------------------------------
                                            Stable           Developed        Redeveloped
                                          Communities       Communities       Communities         Other            Total
                                          -----------       -----------       -----------       -----------      -----------

For the three and six months
ended 6-30-00
-------------
Segment Results

     Total revenue                        $    77,374       $    24,522       $     8,779       $    28,402      $   139,077
     Net Operating Income                 $    55,869       $    18,543       $     5,799       $    19,388      $    99,599
     Gross real estate                    $ 2,149,531       $   660,302       $   292,787       $   945,875      $ 4,048,495

     Operating Yield                             10.4%             11.2%              7.9%

Non-allocated operations

     Total revenue                        $        --       $        --       $        --       $       881      $       881
     Net Operating Income                 $        --       $        --       $        --       $       704      $       704
     Gross real estate                    $        --       $        --       $        --       $   358,924      $   358,924

Total, AvalonBay

     Total revenue                        $    77,374       $    24,522       $     8,779       $    29,283      $   139,958
     Net Operating Income                 $    55,869       $    18,543       $     5,799       $    20,092      $   100,303
     Gross real estate                    $ 2,149,531       $   660,302       $   292,787       $ 1,304,799      $ 4,407,419


For the three and six months
ended 6-30-99
-------------
Segment Results

     Total revenue                        $    87,304       $     8,079       $     7,281       $    19,955      $   122,619
     Net Operating Income                 $    60,992       $     6,200       $     5,119       $    12,304      $    84,615
     Gross real estate                    $ 2,487,759       $   225,250       $   232,370       $ 1,007,413      $ 3,952,792

     Operating Yield                              9.8%             11.0%              8.8%

Non-allocated operations

     Total revenue                        $        --       $        --       $        --       $       569      $       569
     Net Operating Income                 $        --       $        --       $        --       $       389      $       389
     Gross real estate                    $        --       $        --       $        --       $   211,430      $   211,430

Total, AvalonBay

     Total revenue                        $    87,304       $     8,079       $     7,281       $    20,524      $   123,188
     Net Operating Income                 $    60,992       $     6,200       $     5,119       $    12,693      $    85,004
     Gross real estate                    $ 2,487,759       $   225,250       $   232,370       $ 1,218,843      $ 4,164,222


                                                                           For the six months ended
                                            ----------------------------------------------------------------------------------
                                              Stable           Developed        Redeveloped
                                            Communities       Communities       Communities         Other             Total
                                            -----------       -----------       -----------       -----------      -----------

For the three and six months
ended 6-30-00
-------------
Segment Results

     Total revenue                          $   152,650       $    48,388       $    17,536       $    55,207      $   273,781
     Net Operating Income                   $   110,762       $    36,479       $    11,554       $    37,390      $   196,185
     Gross real estate                      $ 2,149,531       $   660,302       $   292,787       $   945,875      $ 4,048,495

     Operating Yield                               10.3%             11.0%              7.9%

Non-allocated operations

     Total revenue                          $        --       $        --       $        --       $     1,265      $     1,265
     Net Operating Income                   $        --       $        --       $        --       $     1,010      $     1,010
     Gross real estate                      $        --       $        --       $        --       $   358,924      $   358,924

Total, AvalonBay

     Total revenue                          $   152,650       $    48,388       $    17,536       $    56,472      $   275,046
     Net Operating Income                   $   110,762       $    36,479       $    11,554       $    38,400      $   197,195
     Gross real estate                      $ 2,149,531       $   660,302       $   292,787       $ 1,304,799      $ 4,407,419


For the three and six months
ended 6-30-99
-------------
Segment Results

     Total revenue                          $   174,884       $    15,800       $    14,325       $    36,047      $   241,056
     Net Operating Income                   $   121,536       $    11,966       $    10,036       $    21,660      $   165,198
     Gross real estate                      $ 2,487,759       $   225,250       $   232,370       $ 1,007,413      $ 3,952,792

     Operating Yield                                9.8%             10.6%              8.6%

Non-allocated operations

     Total revenue                          $        --       $        --       $        --       $     1,078      $     1,078
     Net Operating Income                   $        --       $        --       $        --       $       839      $       839
     Gross real estate                      $        --       $        --       $        --       $   211,430      $   211,430

Total, AvalonBay

     Total revenue                          $   174,884       $    15,800       $    14,325       $    37,125      $   242,134
     Net Operating Income                   $   121,536       $    11,966       $    10,036       $    22,499      $   166,037
     Gross real estate                      $ 2,487,759       $   225,250       $   232,370       $ 1,218,843      $ 4,164,222

Operating expenses as reflected on the Condensed Consolidated Statements of Operations include $6,806 and $5,989 for the three months ended June 30, 2000 and 1999, respectively, and $13,178 and $11,491 for the six months ended June 30, 2000 and 1999, respectively, of property management overhead costs that are not allocated to individual communities. These costs are not reflected in NOI as shown in the above tables. The amount reflected for "Communities held for sale" on the Condensed Consolidated Balance Sheets is net of $4,500 of accumulated depreciation as of June 30, 2000.

8. Subsequent Events

During July 2000, the Company sold Glen Creek, a 138 apartment home community located in the San Jose, California area, and Governor's Square, a 302 apartment home community located in the Sacramento, California area. The net proceeds of approximately $18,780 from the sale of Glen Creek were deposited into an escrow account to facilitate a like-kind exchange transaction to be used for development and redevelopment funding. The net proceeds of approximately $15,347 from the sale of Governor's Square were used to repay amounts outstanding under the Company's credit facility.

During July 2000, the Company issued $150,000 of medium-term notes. The notes bear interest at 8.25% and will mature on July 15, 2008. The Company used the net proceeds of approximately $149,000 to repay amounts outstanding under the Company's credit facility.

During July 2000, the Company acquired two parcels of land, for an aggregate purchase price of $18,516, on which construction has not yet begun. The parcels are located in the Washington, D.C. area and the Seattle, Washington area, and the Company expects to develop two apartment communities with an aggregate of 309 apartment homes.

During July 2000, the Company acquired Avalon WildReed pursuant to the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party. This community containing 232 apartment homes is located in the Seattle, Washington area, and was acquired for approximately $22,740.

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

       -    cost, yield and earnings estimates; and

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

Business Description and Community Information

AvalonBay is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the ownership and operation of upscale apartment communities (which we consider to be apartment communities that generally command among the highest rents in their submarkets) in high barrier-to-entry markets of the United States. This is because we believe that the limited new supply of upscale apartment homes in these markets helps achieve more predictable growth in cash flows. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense in-fill locations where zoned and entitled land is in limited supply. These markets are located in Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country.

We are a fully-integrated real estate organization with in-house expertise in the following areas:

       -    development and redevelopment;

       -    construction and reconstruction;

       -    leasing and management;

       -    acquisition and disposition;

       -    financing;

       -    marketing; and

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

Our real estate investments as of August 1, 2000 consist primarily of stabilized operating apartment communities as well as communities in various stages of the development and redevelopment cycle and land or land options held for development. We classify these investments into the following categories:


                                                          Number of        Number of
                                                         communities    apartment homes
                                                         -----------    ---------------

Current Communities                                            124          36,204
-------------------

        Stabilized Communities                                 118          33,708

                Established Communities:                        74          19,586
                        Northern California                     24           6,275
                        Southern California                      8           1,855
                        Mid-Atlantic                            17           4,835
                        Northeast                               18           4,766
                        Midwest                                  6           1,591
                        Pacific Northwest                        1             264

                Other Stabilized Communities:                   44          14,122
                        Northern California                      9           2,734
                        Southern California                      6           2,180
                        Mid-Atlantic                             4           1,343
                        Northeast                               17           5,988
                        Midwest                                  2             624
                        Pacific Northwest                        6           1,253

        Lease-Up Communities                                    --              --

        Redevelopment Communities                                6           2,496

Development Communities                                          9           2,542
-----------------------

Development Rights                                              33           8,859 (*)
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

              Lease-Up Communities. Represents all communities where construction has been complete for less than one year and where occupancy has not reached at least 95%. As of August 1, 2000, there were no lease-up communities.

              Redevelopment Communities. Represents all communities where substantial redevelopment has begun. Redevelopment is considered substantial when capital expected to be invested during the reconstruction effort exceeds the lesser of $5 million or 10% of the community's acquisition cost.

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

Of the Current Communities as of August 1, 2000, we owned:

       - a fee simple, or absolute, ownership interest in 107 operating communities, one of which is on land subject to a 149 year land lease;

       - a general partnership interest in four partnerships that each own a fee simple interest in an operating community;

       - a general partnership interest in four partnerships structured as "DownREITs," as described more fully below, that own an aggregate of 12 communities; and

       - a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in eight of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community.

In each of the four partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests approximate the current AvalonBay common stock dividend rate per share. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption. In lieu of cash redemption of a unit, we may elect to acquire any unit presented for redemption for one share of our common stock. As of June 30, 2000, there were 855,090 units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

At June 30, 2000, we had positioned our portfolio of Stabilized Communities, excluding communities owned by unconsolidated joint ventures, to an average physical occupancy level of 97.4%. Our strategy is to maximize total rental revenue through management of rental rates and occupancy levels. Our strategy of maximizing total rental revenue could lead to lower rental rates or occupancy levels. Given the current high occupancy level of our portfolio, we believe that any rental revenue and net income gains from our

Stabilized Communities would be achieved primarily through higher rental rates and the lower average operating costs per apartment home that result from economies of scale due to national and regional growth of our portfolio.

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

       -    Iselin, New Jersey; and

       -    Seattle, Washington.

Recent Developments

Sales of Existing Communities. During 1998, we completed a strategic planning effort that resulted in our decision to increase our geographical concentration in selected high barrier-to-entry markets where we believe we can:

       - apply sufficient market and management presence to enhance revenue growth;

       -    reduce operating expenses; and

       -    leverage management talent.

To effect this increased concentration, we adopted an aggressive capital redeployment strategy and are selling assets in certain markets where our current presence is limited. We intend to redeploy the proceeds from sales to develop and redevelop communities currently under construction or reconstruction. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a like-kind exchange transaction. Accordingly, we sold two communities containing 486 apartment homes in connection with our capital redeployment strategy during the three months ended June 30, 2000. Net proceeds from these sales totaled $26,127,000. In July 2000, we sold two additional communities, where the net proceeds from the sale were approximately $34,127,000. We intend to dispose of additional assets as described more fully under "Future Financing and Capital Needs."

Development, Redevelopment and Acquisition Activities. During the second quarter of 2000, we completed development of Avalon Willow (located in the New York, New York area) containing 227 apartment homes for a total investment of approximately $46,800,000. The development of Avalon Manor (located in the Northern New Jersey area) commenced during the second quarter of 2000. This community is expected to contain a total of 296 apartment homes upon completion with a projected total investment of approximately $33,100,000.

During the second quarter of 2000, we acquired one land parcel, for an aggregate purchase price of $12,500,000 on which construction has not yet begun. The parcel is located in the Fairfield-New Haven, Connecticut area, and we expect to develop an apartment community containing 323 apartment homes on this parcel. During July 2000, we acquired two parcels of land, for an aggregate purchase price of $18,516,000, on which construction has not yet begun. The parcels are located in the Washington, D.C. area and Seattle, Washington area, and we expect to develop two apartment communities with an aggregate of 309 apartment homes.

We also acquired two communities during the second quarter of 2000 in connection with the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party. Avalon RockMeadow, containing 206 apartment homes, was acquired during May 2000 for approximately $24,100,000. Avalon ParcSquare, containing 124 apartment homes, was acquired during June 2000 for approximately $19,000,000. Both communities are located in the Seattle, Washington area. During July 2000, Avalon WildReed, containing 234 apartment homes, was acquired in connection with the terms of this forward purchase contract for approximately $22,700,000. This community is also located in the Seattle, Washington area.

The development and redevelopment of communities involve risks that the investment will fail to perform in accordance with expectations. See "Risks of Development and Redevelopment" for our discussion of these and other risks inherent in developing or redeveloping communities.

Results of Operations and Funds from Operations

The financial presentation of our historical financial statements for the three and six months ended June 30, 1999, has been changed from the presentation that appeared in AvalonBay's Form 10-Q for the three and six months ended June 30, 1999. For a discussion of the change in the presentation and the reasons therefor, see Footnote 2 to the consolidated financial statements presented in AvalonBay's Form 10-K for the fiscal year ended December 31, 1999.

A comparison of our operating results for the three and six months ended June 30, 2000 and June 30, 1999 follows.


                                                                    For the three months ended
                                                    ------------------------------------------------------------
                                                     6-30-00          6-30-99         $ Change         % Change
                                                    ---------        ---------        ---------        ---------
Revenue:
   Rental income                                    $ 139,632        $ 122,807        $  16,825             13.7%
   Management fees                                        252              314              (62)           (19.7%)
   Other income                                            74               67                7             10.4%
                                                    ---------        ---------        ---------        ---------
            Total revenue                             139,958          123,188           16,770             13.6%
                                                    ---------        ---------        ---------        ---------

Expenses:
   Operating expenses, excluding
      property taxes                                   35,132           33,546            1,586              4.7%
   Property taxes                                      11,329           10,627              702              6.6%
                                                    ---------        ---------        ---------        ---------
            Total operating expenses                   46,461           44,173            2,288              5.2%
                                                    ---------        ---------        ---------        ---------

Net Operating Income                                   93,497           79,015           14,482             18.3%

Other Expenses:
   Interest expense                                    20,363           18,695            1,668              8.9%
   Depreciation and amortization                       31,209           25,428            5,781             22.7%
   General and administrative                           3,285            2,425              860             35.5%
   Non-recurring charges                                   --               66              (66)              --
                                                    ---------        ---------        ---------        ---------
            Total other expenses                       54,857           46,614            8,243             17.7%
                                                    ---------        ---------        ---------        ---------

Equity in income of unconsolidated
      joint ventures                                      702              680               22              3.2%
Interest income                                           948            1,757             (809)           (46.0%)
Minority interest in consolidated
      partnerships                                       (475)            (495)              20             (4.0%)
                                                    ---------        ---------        ---------        ---------

Income before gain on sale of
      communities                                      39,815           34,343            5,472             15.9%
Gain on sale of communities                            10,842           28,579          (17,737)           (62.1%)
                                                    ---------        ---------        ---------        ---------

Net income                                             50,657           62,922          (12,265)           (19.5%)
Dividends attributable to preferred
      stock                                            (9,945)          (9,945)              --               --
                                                    ---------        ---------        ---------        ---------

Net income available to common
      stockholders                                  $  40,712        $  52,977        $ (12,265)           (23.2%)
                                                    =========        =========        =========        =========


                                                                        For the six months ended
                                                     ------------------------------------------------------------
                                                      6-30-00          6-30-99         $ Change         % Change
                                                     ---------        ---------        ---------        ---------
Revenue:
   Rental income                                     $ 274,417        $ 241,380        $  33,037             13.7%
   Management fees                                         500              653             (153)           (23.4%)
   Other income                                            129              101               28             27.7%
                                                     ---------        ---------        ---------        ---------
            Total revenue                              275,046          242,134           32,912             13.6%
                                                     ---------        ---------        ---------        ---------

Expenses:
   Operating expenses, excluding
      property taxes                                    68,470           66,247            2,223              3.4%
   Property taxes                                       22,559           21,341            1,218              5.7%
                                                     ---------        ---------        ---------        ---------
            Total operating expenses                    91,029           87,588            3,441              3.9%
                                                     ---------        ---------        ---------        ---------

Net Operating Income                                   184,017          154,546           29,471             19.1%

Other Expenses:
   Interest expense                                     40,430           35,163            5,267             15.0%
   Depreciation and amortization                        60,628           52,654            7,974             15.1%
   General and administrative                            6,232            4,793            1,439             30.0%
   Non-recurring charges                                    --           16,590          (16,590)              --
                                                     ---------        ---------        ---------        ---------
            Total other expenses                       107,290          109,200           (1,910)            (1.7%)
                                                     ---------        ---------        ---------        ---------

Equity in income of unconsolidated
      joint ventures                                     1,396            1,406              (10)            (0.7%)
Interest income                                          1,968            3,419           (1,451)           (42.4%)
Minority interest in consolidated
      partnerships                                      (1,014)            (928)             (86)             9.3%
                                                     ---------        ---------        ---------        ---------

Income before gain on sale of
      communities                                       79,077           49,243           29,834             60.6%
Gain on sale of communities                             18,752           28,579           (9,827)           (34.4%)
                                                     ---------        ---------        ---------        ---------

Net income                                              97,829           77,822           20,007             25.7%
Dividends attributable to preferred
      stock                                            (19,890)         (19,890)              --               --
                                                     ---------        ---------        ---------        ---------

Net income available to common
      stockholders                                   $  77,939        $  57,932        $  20,007             34.5%
                                                     =========        =========        =========        =========


Net income available to common stockholders (after adjusting for non-recurring charges and gain on sale of communities) increased by $5,406,000 for the three months ended June 30, 2000 and $13,244,000 for the six months ended June 30, 2000 compared to the comparable periods of the preceding year. The increase in net income, as adjusted, for the three and six months ended June 30, 2000 is primarily attributable to additional operating income from newly developed or redeveloped communities as well as growth in operating income from Established Communities.

As discussed in "Recent Developments - Sales of Existing Communities" and "Future Financing and Capital Needs," we have funded a significant portion of our development and redevelopment activities since 1998 through the sale of assets in certain markets where we have a limited presence. The short term effect of redeploying capital from existing communities to development or redevelopment communities is that net operating income will decrease as we complete development and redevelopment activities. Interest expense will also decrease as the proceeds from the sale of communities are initially used to repay amounts outstanding on our credit facility. The historical long term effect of this strategy has been that net operating income attributable to newly developed and redeveloped communities is higher than net operating income of assets identified for sale. For the period January 1, 1999 through June 30, 2000, we have generated approximately $336 million in net proceeds from the sale of assets, which represents nearly 10% of our total real estate assets as of January 1, 1999. The total $29,471,000 increase in net operating income for the six months ended June 30, 2000 as compared to the comparable period of the preceding year is attributable to:

       - an increase of $28,961,000 related to communities where development activities, redevelopment activities or acquisition were completed subsequent to January 1, 1999;

       -    an increase of $9,262,000 related to Established Communities;

       - a decrease of $11,909,000 related to communities sold subsequent to January 1, 1999; and

       -    an increase of $3,157,000 related to all other communities.

Depreciation expense will be impacted by the timing of asset sales and the completion of development or redevelopment activities. Gain on sale of communities will be impacted by the number of assets sold in a given period, and the carrying value of those assets.

Rental income increases are primarily the result of our disposition and capital redeployment strategy discussed above and improved operating results related to Established Communities.

     Overall Portfolio - The increase in rental income (13.7% for the three and six months ended June 30, 2000) is primarily due to an increase in the weighted average monthly rental income per occupied apartment home offset by a decrease in the weighted average number of occupied apartment homes. The weighted average number of occupied apartment homes decreased from 34,145 apartment homes for the six months ended June 30, 1999 to 33,512 apartment homes for the six months ended June 30, 2000. For the six months ended June 30, 2000, the weighted average monthly revenue per occupied apartment home increased $179 (15.3%) to $1,351 compared to $1,172 for the comparable period of the preceding year.

     Established Communities - Rental revenue increased $5,533,000 (7.7%) for the three months ended June 30, 2000 compared to the comparable period of the preceding year. Rental revenue increased $10,210,000 (7.2%) for the six months ended June 30, 2000 compared to the comparable period of the preceding year. The increase is due to market conditions that allowed for higher average rents and higher economic occupancy levels. For the six months ended June 30, 2000, weighted average monthly revenue per occupied apartment home increased $68 (5.6%) to $1,329 compared to $1,261 for the comparable period of the preceding year. The average economic occupancy increased from 96.1% for the six months ended June 30, 1999 to 97.7% for the six months ended June 30, 2000.

Management fees decreases (19.7% for the three months ended and 23.4% for the six months ended June 30, 2000) are primarily due to a decline in the number of third-party communities that we manage.

Operating expenses, excluding property taxes increases (4.7% for the three months ended and 3.4% for the six months ended June 30, 2000) are primarily a result of our disposition and capital redeployment strategy discussed above, and an increase in expense related to Established Communities. Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities - Operating expenses, excluding property taxes increased $947,000 (6.6%) to $15,321,000 for the three months ended June 30, 2000 compared to $14,374,000 for the comparable period of the preceding year. These expenses increased $1,370,000 (4.8%) to $29,691,000 for the six months ended June 30, 2000 compared to $28,321,000 for the comparable period of the preceding year. These increases are the result of higher redecorating, maintenance, payroll, insurance and administrative costs offset by lower utility and marketing costs.

Property taxes increases (6.6% for the three months ended and 5.7% for the six months ended June 30, 2000) are primarily the result of our disposition and capital redeployment strategy discussed above and a decrease in operating expense related to Established Communities. Property taxes on Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities - Property taxes decreased $112,000 (1.8%) to $6,183,000 for the three months ended June 30, 2000 compared to $6,295,000 for the comparable period of the preceding year. Property taxes decreased $422,000 (3.3%) to $12,196,000 for the six months ended June 30, 2000 compared to $12,618,000 for the comparable period of the preceding year. These decreases are primarily a result of revised base year tax assessments for previously renovated communities which resulted in supplemental taxes that were lower than those originally projected.

Interest expense increases (8.9% for the three months ended and 15.0% for the six months ended June 30, 2000) are primarily attributable to a decrease in capitalized interest and secondarily to the issuance of unsecured debt securities during 1999. This reflects our strategy to mitigate the risk of floating rate debt in a rising interest rate environment by repaying floating rate debt under our credit facility (with relatively lower current interest rates) with fixed rate unsecured debt that has a higher current interest rate and a longer term to maturity.

General and administrative increases (35.5% for the three months ended and 30.0% for the six months ended June 30, 2000) are primarily attributable to professional fees and payments required under a consulting and non-competition arrangement entered into in connection with the retirement of Gilbert M. Meyer, the former Executive Chairman of AvalonBay, in May 2000. Compensation expense for a senior officer, whose salary was capitalized in 1999 while he served the company in a different capacity, also contributed to the overall increase in expense. Cost savings attained from a management reorganization in the first quarter of 1999 partially offset the increase in expense.

Equity in income of unconsolidated joint ventures represents our share of net income from joint ventures.

Interest income decreases (46.0% for the three months ended and 42.4% for the six months ended June 30, 2000) are primarily attributable to the sale of the Fairlane Woods participating mortgage note that was sold in the fourth quarter of 1999.

We consider Funds from Operations, or FFO, to be an appropriate measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures. We believe that to understand our operating results, FFO should be examined with net income as presented in the Condensed Consolidated Statements of Operations included elsewhere in this report. FFO is determined based on a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R) (NAREIT) in October 1999, and is defined as:

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

For the three months ended June 30, 2000, FFO increased to $60,970,000 from $50,595,000 for the comparable period of the preceding year. This increase is primarily due to the completion of new development and redevelopment communities as well as growth in earnings from Established Communities.

FFO previously reported for the three months ended June 30, 1999 excluded the effect on net income of a non-recurring restructuring charge of $66,000 in conformance with the NAREIT definition of FFO calculations then in effect, or the original definition. NAREIT issued a White Paper dated October 1999 that clarified the definition of FFO and the treatment of certain nonrecurring charges. The clarified definition includes the effect on net income of non-recurring charges in the calculation of FFO. Although we believe the comparison of FFO using the original definition represents a better guide to investors of comparable operations and growth between years, both FFO calculations are presented below for the three months ended June 30, 2000 and 1999 (dollars in thousands):


                                                                      For the three months ended         For the six months ended
                                                                      --------------------------        ---------------------------
                                                                       6-30-00          6-30-99          6-30-00          6-30-99
                                                                      ---------        ---------        ---------        ---------

Net income                                                            $  50,657        $  62,922        $  97,829        $  77,822
Preferred dividends                                                      (9,945)          (9,945)         (19,890)         (19,890)
Depreciation - real estate assets                                        30,453           25,449           59,047           52,246
Joint venture adjustments                                                   196              187              390              374
Minority interest expense                                                   451              495              960              928
(Gain) loss on sale of communities                                      (10,842)         (28,579)         (18,752)         (28,579)
                                                                      ---------        ---------        ---------        ---------

        Funds from Operations - Clarified Definition (1)              $  60,970        $  50,529        $ 119,584        $  82,901
        Non-recurring charges (2)                                            --               66               --           16,590
                                                                      ---------        ---------        ---------        ---------

        Funds from Operations - Original Definition (3)               $  60,970        $  50,595        $ 119,584        $  99,491
                                                                      =========        =========        =========        =========

        Net cash provided by operating activities                     $  70,531        $  62,837        $ 131,505        $ 113,875
                                                                      =========        =========        =========        =========
        Net cash used in investing activities                         $(114,838)       $ (32,939)       $(160,301)       $(155,552)
                                                                      =========        =========        =========        =========
        Net cash provided by (used in) financing activities           $  37,903        $ (33,878)       $  22,847        $  47,397
                                                                      =========        =========        =========        =========


       (1) Represents Funds from Operations calculated in accordance with NAREIT's October 1999 White Paper on FFO. Our calculation of FFO in accordance with NAREIT's clarified definition of FFO includes the effect on earnings of non- recurring charges for certain management and other organizational changes and Year 2000 remediation costs.

       (2) Consists of $16,076 related to management and other organizational changes announced during 1998 and $514 for Year 2000 remediation costs.

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

Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include the following:

       -    carpet and appliance replacements;

       -    floor coverings;

       -    interior painting; and

       -    other redecorating costs.

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. The application of these policies for the six months ended June 30, 2000 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $83 per apartment home. For the six months ended June 30, 2000, we charged to maintenance expense, including carpet and appliance replacements, related to Stabilized Communities approximately $576 per apartment home. We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases.

Liquidity and Capital Resources

Liquidity. Our primary source of liquidity is cash flows from operations. Operating cash flows have historically been determined by:

       -    the number of apartment homes;

       -    rental rates;

       -    occupancy levels; and

       -    our expenses with respect to these apartment homes.

The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, particularly to changes in interest rates that we must pay because changes in interest rates affect our decisions as to whether to issue debt securities, borrow money and invest in real estate. Thus, changes in the capital markets environment affect our plans for the undertaking of construction and development as well as acquisition activity.

Cash and cash equivalents decreased from $14,610,000 at June 30, 1999 to $1,672,000 at June 30, 2000 due to the following:

       - Net cash provided by operating activities increased by $17,630,000 from $113,875,000 for the six months ended June 30, 1999 to $131,505,000 for the six months ended June 30, 2000. The increase was primarily from additional operating cash flow from Established Communities as well as the development and redevelopment of new communities, offset by the loss of cash flow from communities sold subsequent to January 1, 1999.

       - Net cash used in investing activities increased by $4,749,000 from $155,552,000 for the six months ended June 30, 1999 to $160,301,000 for the six months ended June 30, 2000. This increase was partially due to decreased proceeds from the sale of communities. This increase was also the result of an increase in cash in escrow, predominantly due to the sale of a community during the second quarter of 2000, whose net proceeds were deposited in an escrow account to facilitate a like-kind exchange transaction. We intend to redeploy the net proceeds to develop and redevelop communities currently under construction or reconstruction. This is offset by a reduction in expenditures for development and redevelopment activity.

       - Net cash provided by financing activities decreased by $24,550,000 from $47,397,000 for the six months ended June 30, 1999 to $22,847,000 used in financing activities for the six months ended June 30, 2000. The decrease was primarily due to our development and redevelopment activities increasingly being funded through the sale of existing communities as opposed to incurring debt or selling equity.

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

We anticipate that we can fully satisfy these needs from a combination of cash flows provided by operating activities and borrowing capacity under our credit facility. We anticipate that we can satisfy any short-term liquidity needs not satisfied by current operating cash flows from our credit facility.

We believe our principal long-term liquidity needs are the repayment or refinancing of medium and long-term debt, as well as the procurement of long-term debt to refinance construction and other development related short-term debt. We anticipate that no significant portion of the principal of any indebtedness will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness, it will be necessary for us to refinance this debt. This refinancing may be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. We also anticipate having significant retained cash flow in each year so that when a debt obligation matures, some or all of each maturity can be satisfied from this retained cash. Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

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

Variable Rate Unsecured Credit Facility

Our variable rate unsecured credit facility is furnished by a consortium of banks and provides up to $600,000,000 in short-term credit. We pay these banks an annual facility fee of $900,000 in equal quarterly installments. The credit facility bears interest at varying rates tied to the London Interbank Offered Rate (LIBOR) based on ratings levels achieved on our unsecured notes and on a maturity selected by us. The current stated pricing is LIBOR plus 0.6% per annum. The credit facility matures in July 2001, however we have two one-year extension options. Therefore, subject to certain conditions, we may extend the maturity to July 2003. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the credit facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus .43% for amounts most recently borrowed under the competitive bid option. At August 1, 2000, $138,011,000 was outstanding, $82,774,000 was used to provide letters of credit and $379,215,000 was available for borrowing under the credit facility. We intend to use borrowings under the credit facility for:

       -    capital expenditures;

       -    construction, development and redevelopment costs;

       -    acquisitions of developed or undeveloped communities;

       -    credit enhancement for tax-exempt bonds; and

       -    working capital purposes.

Interest Rate Protection Agreements

We are not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on approximately $190 million of our variable rate tax-exempt indebtedness. We intend, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate, and we have engaged a consultant to assist us in managing our interest rate risks and exposure.

Financing Commitments/Transactions Completed

During July 2000, we issued $150,000,000 of medium-term notes. The notes bear interest at 8.25%, and will mature on July 15, 2008. We used the net proceeds of approximately $149,000,000 to repay amounts outstanding under our unsecured credit facility.

Future Financing and Capital Needs

As of June 30, 2000, we had 16 new communities under construction either by us or by unaffiliated third parties with whom we have entered into forward purchase commitments. As of June 30, 2000, a total estimated cost of $186,618,000 remained to be invested in these communities. In addition, we had six other communities under reconstruction, for which an estimated $48,776,000 remained to be invested as of June 30, 2000.

Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction will be funded from:

       -    the remaining capacity under our credit facility;

       -    the net proceeds from sales of existing communities;

       -    retained operating cash; and/or

       -    the issuance of debt or equity securities.

We expect to continue to fund deferred development costs related to future developments from retained operating cash and borrowings under our credit facility. We believe these sources of capital will be adequate to take the proposed communities to the point in the development cycle where construction can begin.

We have observed and been impacted by a reduction in the availability of cost effective capital since the third quarter of 1998. While the capital market environment has improved during 2000, we cannot assure you that cost effective capital will be available to meet future expenditures required to begin planned reconstruction activity or the construction of the Development Rights. Before planned reconstruction activity or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pursuit costs and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such pursuits, and the related write-off of costs will increase current period expenses and reduce Funds from Operations.

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

During 1998, we determined that we would pursue a disposition strategy for certain assets in markets that did not meet our long-term strategic direction. Under this program, we solicit competing bids from unrelated parties for these individual assets, and consider the sales price and tax ramifications of each proposal. In connection with this disposition program, we have disposed of five communities since January 1, 2000. The net proceeds from the sale of these assets were approximately $89,579,000. We intend to actively seek buyers for the remaining communities held for sale. However, we cannot assure you that these assets can be sold on terms that we consider satisfactory.

The remaining assets that we have identified for disposition include land, buildings and improvements and furniture, fixtures and equipment. Total real estate, net of accumulated depreciation, of all communities identified for sale at June 30, 2000 totaled $75,371,000. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid from our net sales proceeds. Our

Condensed Consolidated Statements of Operations include net income from the communities held for sale of $1,315,000 for the three months ended June 30, 2000 and $2,556,000 for the six months ended June 30, 2000. Our Condensed Consolidated Statements of Operations include net income from the communities held for sale of $635,000 for the three months ended June 30, 1999 and $1,142,000 for the six months ended June 30, 1999.

Because the proceeds from the sale of communities are used initially to reduce borrowings under our credit facility, the immediate effect of a sale of a community is to reduce Funds from Operations. This is because the yield on a community that is sold exceeds the interest rate on the borrowings that are repaid from such net proceeds. Therefore, changes in the number and timing of dispositions, and the redeployment of the resulting net proceeds, may have a material and adverse effect on our Funds from Operations.

Debt Maturities

The following table details debt maturities for the next five years, excluding the credit facility:


                                                                              (DOLLARS IN THOUSANDS)

                                                             ALL-IN           PRINCIPAL           BALANCE OUTSTANDING
                                                            INTEREST           MATURITY      -----------------------------
           COMMUNITY                                        RATE (1)             DATE           12-31-99        6-30-00
------------------------------------------------        ---------------     ---------------  -------------   -------------
TAX-EXEMPT BONDS
      FIXED RATE
          Canyon Creek                                        6.48%             Jun 2025         $ 37,535        $ 37,262
          Waterford                                           5.88%             Aug 2014           33,100          33,100
          City Heights                                        5.80%             Jun 2025           20,263          20,140
          CountryBrook                                        7.87%             Mar 2012           19,264          19,103
          Villa Mariposa                                      5.88%             Mar 2017           18,300          18,300
          Sea Ridge                                           6.48%             Jun 2025           17,026          16,902
          Foxchase I                                          5.88%             Nov 2007           16,800          16,800
          Barrington Hills                                    6.48%             Jun 2025           12,843          12,750
          Foxchase II                                         5.88%             Nov 2007            9,600           9,600
          Fairway Glen                                        5.88%             Nov 2007            9,580           9,580
          Crossbrook                                          6.48%             Jun 2025            8,273           8,215
          Larkspur Canyon                                     5.50%             Jun 2025            7,445           7,400
          Avalon View                                         7.55%             Aug 2024           18,795          18,635
          Avalon at Lexington                                 6.56%             Feb 2025           14,602          14,476
          Avalon Knoll                                        6.95%             Jun 2026           13,580          13,488
          Avalon at Dulles                                    7.04%             Jul 2024           12,360          12,360
          Avalon Fields                                       7.57%             May 2027           11,756          11,684
          Avalon at Symphony Glen                             7.06%             Jul 2024            9,780           9,780
          Avalon West                                         7.73%             Dec 2036            8,632           8,606
          Avalon Landing                                      6.85%             Jun 2026            6,721           6,674
                                                                                             -------------   -------------
                                                                                                  306,255         304,855
      VARIABLE RATE
          Avalon Devonshire                                                     Dec 2025           27,305          27,305
          Avalon at Fairway Hills I                                             Jun 2026           11,500          11,500
          Laguna Brisas                                                         Mar 2009           10,400          10,400
          Avalon Ridge                                                          May 2026           18,755          18,755
                                                                                             -------------   -------------
                                                                                                   67,960          67,960
CONVENTIONAL LOANS:
      FIXED RATE
          $100 Million  Unsecured Notes                      7.375%             Sep 2002          100,000         100,000
          $100 Million  Unsecured Notes                      6.625%             Jan 2005          100,000         100,000
          $110 Million  Unsecured Notes                      6.875%             Dec 2007          110,000         110,000
          $50 Million  Unsecured Notes                        6.25%             Jan 2003           50,000          50,000
          $50 Million  Unsecured Notes                        6.50%             Jan 2005           50,000          50,000
          $50 Million  Unsecured Notes                       6.625%             Jan 2008           50,000          50,000
          $100 Million  Unsecured Notes                       6.50%             Jul 2003          100,000         100,000
          $150 Million  Unsecured Notes                       6.80%             Jul 2006          150,000         150,000
          $125 Million Medium Term Notes                      6.58%             Feb 2004          125,000         125,000
          $150 Million Medium Term Notes                      7.50%             Jul 2009          150,000         150,000
          Governor's Square                                   7.65%             Aug 2004           13,923          13,848
          The Arbors                                          7.25%             May 2004           12,870          12,870
          Gallery Place                                       7.31%             May 2001           11,272          11,160
          Avalon Walk II                                      8.93%             Nov 2004           12,541          12,424
          Avalon Pines                                        8.00%             Dec 2003            5,226              --  (2)
                                                                                             -------------   -------------
                                                                                                1,040,832       1,035,302

      VARIABLE RATE-NONE                                                                               --              --
                                                                                             -------------   -------------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY                                                $ 1,415,047     $ 1,408,117
                                                                                             =============   =============


                                                                              (DOLLARS IN THOUSANDS)

                                                                                    SCHEDULED MATURITIES
                                                  --------------------------------------------------------------------------------
           COMMUNITY                                2000         2001         2002           2003           2004       THEREAFTER
----------------------------------------------    ---------   ----------   -----------    -----------   -----------   ------------
TAX-EXEMPT BONDS
      FIXED RATE
          Canyon Creek                               $ 281        $ 594         $ 637          $ 684         $ 733       $ 34,333
          Waterford                                     --           --            --             --            --         33,100
          City Heights                                 127          268           288            308           331         18,818
          CountryBrook                                 169          357           386            417           451         17,323
          Villa Mariposa                                --           --            --             --            --         18,300
          Sea Ridge                                    127          270           289            310           332         15,574
          Foxchase I                                    --           --            --             --            --         16,800
          Barrington Hills                              97          203           218            234           251         11,747
          Foxchase II                                   --           --            --             --            --          9,600
          Fairway Glen                                  --           --            --             --            --          9,580
          Crossbrook                                    59          126           136            146           157          7,591
          Larkspur Canyon                               46           98           105            112           121          6,918
          Avalon View                                  170          350           373            397           425         16,920
          Avalon at Lexington                          129          271           288            307           326         13,155
          Avalon Knoll                                  95          200           214            230           246         12,503
          Avalon at Dulles                              --           --            --             --            --         12,360
          Avalon Fields                                 75          157           169            180           193         10,910
          Avalon at Symphony Glen                       --           --            --             --            --          9,780
          Avalon West                                   27           57            61             65            70          8,326
          Avalon Landing                                48          101           108            116           124          6,177
                                                  ---------   ----------   -----------    -----------   -----------   ------------
                                                     1,450        3,052         3,272          3,506         3,760        289,815
      VARIABLE RATE
          Avalon Devonshire                             --           --            --             --            --         27,305
          Avalon at Fairway Hills I                     --           --            --             --            --         11,500
          Laguna Brisas                                 --           --            --             --            --         10,400
          Avalon Ridge                                  --           --            --             --            --         18,755
                                                  ---------   ----------   -----------    -----------   -----------   ------------
                                                        --           --            --             --            --         67,960
CONVENTIONAL LOANS:
      FIXED RATE
          $100 Million  Unsecured Notes                 --           --       100,000             --            --             --
          $100 Million  Unsecured Notes                 --           --            --             --            --        100,000
          $110 Million  Unsecured Notes                 --           --            --             --            --        110,000
          $50 Million  Unsecured Notes                  --           --            --         50,000            --             --
          $50 Million  Unsecured Notes                  --           --            --             --            --         50,000
          $50 Million  Unsecured Notes                  --           --            --             --            --         50,000
          $100 Million  Unsecured Notes                 --           --            --        100,000            --             --
          $150 Million  Unsecured Notes                 --           --            --             --            --        150,000
          $125 Million Medium Term Notes                --           --            --             --       125,000             --
          $150 Million Medium Term Notes                --           --            --             --            --        150,000
          Governor's Square                             78          165           178            193        13,234             --
          The Arbors                                    --           --            --             --        12,870             --
          Gallery Place                                118       11,042            --             --            --             --
          Avalon Walk II                               124          264           288            315        11,433             --
          Avalon Pines                                  --           --            --             --            --             --
                                                  ---------   ----------   -----------    -----------   -----------   ------------
                                                       320       11,471       100,466        150,508       162,537        610,000

      VARIABLE RATE-NONE                                --           --            --             --            --             --
                                                  ---------   ----------   -----------    -----------   -----------   ------------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY     $ 1,770     $ 14,523     $ 103,738      $ 154,014     $ 166,297      $ 967,775
                                                  =========   ==========   ===========    ===========   ===========   ============

(1) Includes credit enhancement fees, facility fees, and trustee fees.

(2) The remaining loan balance was repaid in connection with the disposition of Avalon Pines in June 2000.

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

We are currently engaged in the development of an innovative on-site property management system and a leasing automation system to enable management to capture, review and analyze data to a greater extent than is possible using existing commercial software. This development is being conducted through a corporation (the "Software Company") in which we hold a majority economic interest and in which two other REITs, United Dominion Realty Trust, Inc. ("United Dominion") and Post Properties, Inc. ("Post"), hold direct or indirect economic interests. The systems and system software being developed by this entity are collectively referred to in this discussion as the "system." The system development process is currently managed by our employees, who have significant related project management experience, and the employees of the other REITs who have invested in the Software Company. The actual programming and documentation of the system is being conducted by our employees, the employees of United Dominion, and third-party consultants under the supervision of these experienced project managers. We currently expect that the total cost to develop the system will be approximately $8.0 million, including hardware costs and expenses, the costs of employees and related overhead, and the costs of engaging third-party consultants. These development costs are currently being funded by the Software Company by issuing equity and debt to the REITs that have acquired an interest in the Software Company. We intend to use the leasing automation system to make the lease application process easier for residents and more efficient for us to manage. We currently project that the property management system will undergo an on-site test (i.e., a "beta test") at the end of 2000 and that the system will be functional and implemented during early 2001.

We believe that when implemented the system will result in revenue enhancements and cost savings due to increased data reliability and efficiencies in management time and overhead, and that these savings will be partially offset by the costs associated with amortizing the system development costs and maintaining the software. We also believe that it is possible that other real estate companies may desire to use the system we are developing and therefore the Software Company may have an opportunity to recover, in the future, a portion of invested capital by licensing the system to others. Future investments in the Software Company by its current stockholders may also be limited if the Software Company issues equity to other investors. However, at the present time these sources of revenues and funds are speculative, and we cannot assure that the system will provide sufficient benefits to offset AvalonBay's investment in the Software Company to date. AvalonBay and the two other REITs that have invested in the Software Company have agreed to license the software from such entity upon completion for a fee that varies with the number of apartment homes of such REIT.

We have never before engaged in the development of systems or system software on this scale and have never licensed a system concept or system software to others. There are a variety of risks associated with the development of the system, both for internal use and for potential sale or licensing to third-parties.

Among the principal risks associated with this undertaking are the following:

       - the Software Company may not be able to maintain the schedule or budget that we have projected for the development and implementation of the system;

       - the Software Company may be unable to implement the system with the functionality and efficiencies we desire on commercially reasonable terms;

       - the system may not be attractive to other enterprises and the Software Company may not be able to effectively manage the licensing of the system to other enterprises; and

       - the system may not provide AvalonBay with meaningful cost savings, and AvalonBay's investment in the Software Company may not provide a meaningful source of revenue for AvalonBay.

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

Development Communities

As of June 30, 2000, we had nine Development Communities under construction. We expect these Development Communities, when completed, to add a total of 2,542 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $397.8 million. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

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

The following table presents a summary of the Development Communities:

                                         Number of    Budgeted                                 Estimated      Estimated
                                         apartment    cost (1)    Construction   Initial       completion   stabilization
                                           homes    ($ millions)    start       occupancy (2)     date         date (3)
                                         ---------------------------------------------------------------------------------

 1.  Avalon Essex
     Peabody, MA                            154       $  21.4       Q2 1999       Q2 2000       Q3 2000       Q4 2000
 2.  Avalon at Florham Park
     Florham Park, NJ                       270       $  41.0       Q2 1999       Q1 2000       Q2 2001       Q4 2001
 3.  Avalon River Mews
     Edgewater, NJ                          408       $  75.6       Q3 1999       Q1 2001       Q3 2001       Q1 2002
 4.  Avalon Haven
     North Haven, CT                        128       $  14.4       Q3 1999       Q2 2000       Q4 2000       Q1 2001
 5.  Avalon Bellevue
     Bellevue, WA                           202       $  29.9       Q4 1999       Q1 2001       Q2 2001       Q3 2001
 6.  Avalon at Arlington Square I
     Arlington, VA                          510       $  69.9       Q4 1999       Q4 2000       Q4 2001       Q3 2002
 7.  Avalon on the Sound (4)
     New Rochelle, NY                       412       $  92.1       Q4 1999       Q3 2001       Q4 2001       Q3 2002
 8.  Avalon Estates
     Hull, MA                               162       $  20.4       Q4 1999       Q4 2000       Q2 2001       Q4 2001
 9.  Avalon Manor
     Freehold, NJ                           296       $  33.1       Q2 2000       Q1 2001       Q4 2001       Q2 2002
                                         ---------------------
     Total                                2,542       $ 397.8
                                         =====================

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


Redevelopment Communities

As of June 30, 2000, we had six communities under redevelopment. We expect the total budgeted cost to complete these Redevelopment Communities, including the cost of acquisition and redevelopment, to be approximately $263.1 million, of which approximately $68.1 million is the additional capital invested or expected to be invested above the original purchase cost. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget than the cost to develop a new community. Accordingly, we expect that actual costs may vary over a wider range than for a new development community. We cannot assure you that we will meet our schedules for redevelopment completion, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under "Risks of Development and Redevelopment" below.

The following presents a summary of Redevelopment Communities:

                                                      ($ millions)
                                       Number of   --------------------------                                     Estimated
                                       apartment   Acquisition       Total      Reconstruction  Reconstruction   restabilized
                                         homes        cost          cost (1)        start        completion (2)  operations (3)
                                      -----------------------------------------------------------------------------------------

1.  Avalon Greenbriar (4)
    Renton, WA                            421        $  25.3        $  35.7        Q3 1998        Q3 2000           Q3 2000
2.  Avalon at Mission Bay
    San Diego, CA                         564        $  43.8        $  57.3        Q3 1998        Q3 2000           Q3 2000
3.  Avalon at Creekside
    Mountain View, CA                     294        $  29.0        $  39.8        Q2 1999        Q3 2000           Q4 2000
4.  Laguna Brisas
    Laguna Niguel, CA                     176        $  17.2        $  21.2        Q3 1999        Q3 2000           Q4 2000
5.  Avalon at Cortez Hill
    San Diego, CA                         293        $  24.4        $  33.8        Q1 2000        Q1 2001           Q2 2001
6.  Lakeside
    Burbank, CA                           748        $  55.3        $  75.3        Q1 2000        Q1 2002           Q2 2002
                                      ---------------------------------------
    Total                               2,496        $ 195.0        $ 263.1
                                      =======================================


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

(4) Formerly named Avalon Ridge.


Development Rights

As of June 30, 2000, we are considering the development of 33 new apartment communities. These Development Rights range from land owned or under contract for which design and architectural planning has just begun to land under contract or owned by us with completed site plans and drawings where construction can begin almost immediately. We estimate that the successful completion of all of these communities would ultimately add 8,859 upscale apartment homes to our portfolio. At June 30, 2000, the cumulative capitalized costs incurred in pursuit of the 33 Development Rights, including the cost of land acquired in connection with eight of the Development Rights, was approximately $100.4 million, of which $66.6 million was land or deposits for land. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

We generally hold Development Rights through options to acquire land, although one Development Right located in New Canaan, Connecticut is controlled through a joint venture partnership that owns the land. The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made are business judgments that we make after we perform financial, demographic and other analysis. Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of FFO.

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

The following presents a summary of the 33 Development Rights we are pursuing as of June 30, 2000:

                                                                                Total
                                                          Estimated            budgeted
                                                           number               costs
                  Location                                of homes           ($ millions)
            ---------------------------                --------------      ---------------
        1.  Mountain View, CA          (1)                   211                 $60
        2.  San Jose, CA               (1)                   218                  42
        3.  Stamford, CT               (1)                   323                  61
        4.  Orange, CT                 (1)                   168                  18
        5.  New Canaan, CT             (1) (2)               104                  26
        6.  Darien, CT                 (1)                   189                  37
        7.  Yonkers, NY                                      256                  35
        8.  Greenburgh, NY                                   500                  83
        9.  Greenburgh, NY                                   266                  44
       10.  Arlington, VA              (1)                   332                  40
       11.  Hopewell, NJ                                     280                  34
       12.  Port Jefferson, NY                               232                  28
       13.  Yorktown, NY                                     396                  47
       14.  Marlborough, MA                                  202                  22
       15.  Wilton, CT                                       113                  21
       16.  North Potomac, MD                                564                  64
       17.  Los Angeles, CA                                  309                  39
       18.  Weymouth, MA                                     304                  33
       19.  San Diego, CA              (1)                   378                  54
       20.  Long Island City, NY                             372                  90
       21.  Coram, NY                                        450                  61
       22.  Westborough, MA                                  386                  44
       23.  Lawrence, NJ                                     342                  38
       24.  Wilmington, MA                                   120                  16
       25.  North Bethesda, MD                               414                  42
       26.  San Francisco, CA                                250                  70
       27.  Andover, MA                                      156                  20
       28.  Seattle, WA                                      100                  19
       29.  Washington, D.C.                                 209                  42
       30.  Bedford, MA                                      156                  20
       31.  Newton, MA                                       272                  48
       32.  St. James, NY                                    112                  16
       33.  Seattle, WA                                      175                  31
                                                       --------------      ---------------

                 Totals                                     8,859               $1,345
                                                       ==============      ===============


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

       - we may encounter liquidity and capital constraints, including the unavailability of financing on favorable terms for the development or redevelopment of a community;

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

Nonetheless, because of increases in prevailing market rents we believe that, in the aggregate, we will still achieve our targeted projected yield (i.e., return on invested capital) for those communities experiencing costs in excess of the original budget. We believe that we could experience similar increases in construction costs and market rents with respect to other development communities resulting in total construction costs that exceed original budgets. Likewise, costs to redevelop communities that have been acquired have, in some cases, exceeded our original estimates and similar increases in costs may be experienced in the future. We cannot assure that market rents in effect at the time new development communities or redevelopment communities complete lease-up will be sufficient to fully offset the effects of any increased construction or reconstruction costs.

Capitalized Interest

In accordance with generally accepted accounting principles, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy. Thereafter, the interest allocated to that completed building within the community is expensed. Capitalized interest totaled $4,163,000 for the three months ended June 30, 2000 and $7,657,000 for the six months ended June 30, 2000. Capitalized interest totaled $5,866,000 for the three months ended June 30, 1999 and $13,149,000 for the six months ended June 30, 1999.

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

Item 2.       Changes in Securities

              During the three months ended June 30, 2000, the Company issued 112,540 shares of common stock in exchange for units of limited partnership held by limited partners of DownREIT partnership subsidiaries of the Company. Specifically, the Company issued 48,677 shares of common stock in exchange for units in Avalon DownREIT V, L.P., and 63,863 shares of common stock in exchange for units in Bay Countrybrook, L.P. These shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933. The Company is relying on the exemptions based upon factual representations received from the limited partners who received these shares.

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              The Company held its 2000 Annual Meeting of Stockholders on May 10, 2000. The stockholders voted to elect Gilbert M. Meyer, Richard L. Michaux, Bruce A. Choate, Michael A. Futterman, John J. Healy, Jr., Brenda J. Mixson, Lance R. Primis and Allan D. Schuster to serve as directors of the Company until the 2001 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.


                        41,999,830 votes were cast for, and 12,438,905 votes
              were withheld from the election of Mr. Meyer.

                        42,526,388 votes were cast for, and 11,912,347 votes
              were withheld from the election of Mr. Michaux.

                        54,310,967 votes were cast for, and 127,767 votes were
              withheld from the election of Mr. Choate.

                        52,659,485 votes were cast for, and 1,779,249 votes were
              withheld from the election of Mr. Futterman.

                        54,310,881 votes were cast for, and 127,853 votes were
              withheld from the election of Mr. Healy.

                        54,310,063 votes were cast for, and 128,671 votes were
              withheld from the election of Ms. Mixson.

                        54,310,713 votes were cast for, and 128,021 votes were
              withheld from the election of Mr. Primis.

                        54,311,341 votes were cast for, and 127,393 votes were
              withheld from the election of Mr. Schuster.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) EXHIBITS

Exhibit No.   Description

3(i).1   --   Articles of Amendment and Restatement of Articles of
              Incorporation of AvalonBay Communities (the "Company"), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to
              Form 10-Q of the Company filed August 14, 1998.)

3(i).2   --   Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3   --   Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock.
              (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1  --   Bylaws of the Company, as amended and restated, dated as of July
              24, 1998. (Incorporated by reference to Exhibit 3(ii).1 to Form
              10-Q of the Company filed August 14, 1998.)

3(ii).2  --   Amendment to Bylaws of the Company, dated February 10, 1999.
              (Incorporated by reference to Exhibit 3(ii).2 to Form 10-K of the Company filed March 31, 1999.)

3(ii).3  --   Amendment to Bylaws of the Company, dated May 5, 1999.
              (Incorporated by reference to Exhibit 3(ii).3 to Form 10-Q of the Company filed on August 16, 1999.)

4.1      --   Indenture of Avalon Properties, Inc. (hereinafter referred to as
              "Avalon Properties") dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18,
              1995.)

4.2      --   First Supplemental Indenture of Avalon Properties dated as of
              September 18, 1995. (Incorporated by reference to Avalon
              Properties' Current Report on Form 8-K dated September 18, 1995.)

4.3      --   Second Supplemental Indenture of Avalon Properties dated as of
              December 16, 1997. (Incorporated by reference to Avalon
              Properties' Current Report on Form 8-K filed January 26, 1998.)

4.4      --   Third Supplemental Indenture of Avalon Properties dated as of
              January 22, 1998. (Incorporated by reference to Avalon Properties'
              Current Report on Form 8-K filed on January 26, 1998.)

4.5      --   Indenture, dated as of January 16, 1998, between the Company and
              State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998.)

4.6      --   First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21, 1998.)

4.7      --   Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit
              4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8      --   Amended and Restated Third Supplemental Indenture, dated as of
              July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on July 11, 2000.)

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

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           AVALONBAY COMMUNITIES, INC.


Date:    August 14, 2000            /s/ RICHARD L. MICHAUX
                                  ----------------------------------------------
                                                              Richard L. Michaux
                                           President and Chief Executive Officer




Date:    August 14, 2000            /S/ THOMAS J. SARGEANT
                                  ----------------------------------------------
                                                              Thomas J. Sargeant
                               Executive Vice President, Chief Financial Officer