Form 10-Q
period 2000-09-30
AVALONBAY COMMUNITIES INC
filed 2000-11-14
CIK 915912

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


                For the quarterly period ended September 30, 2000


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

                             Yes [X]           No[ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

              67,058,099 shares outstanding as of November 1, 2000

================================================================================

                          AVALONBAY COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                          PAGE


Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
           December 31, 1999 (audited)................................................................       2

           Condensed Consolidated Statements of Operations (unaudited) for the three and nine
           months ended September 30, 2000 and 1999...................................................       3

           Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months
           ended September 30, 2000 and 1999..........................................................     4-5

           Notes to Condensed Consolidated Financial Statements (unaudited)...........................    6-16


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations..............................................................................   17-39

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................................      40

                                               PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..........................................................................      40

Item 2.    Changes in Securities......................................................................      40

Item 3.    Defaults Upon Senior Securities............................................................      40

Item 4.    Submission of Matters to a Vote of Security Holders........................................      40

Item 5.    Other Information..........................................................................      40

Item 6.    Exhibits and Reports on Form 8-K...........................................................   40-42

Signatures............................................................................................      43

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           AVALONBAY COMMUNITIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)




                                                                                      9-30-00
                                                                                    (unaudited)                 12-31-99
                                                                                ---------------------      --------------------
ASSETS
Real estate:
       Land                                                                             $    758,796              $    663,007
       Buildings and improvements                                                          3,168,903                 2,942,866
       Furniture, fixtures and equipment                                                     102,576                    82,467
                                                                                ---------------------      --------------------
                                                                                           4,030,275                 3,688,340
       Less accumulated depreciation                                                        (306,758)                 (206,962)
                                                                                ---------------------      --------------------
       Net operating real estate                                                           3,723,517                 3,481,378
       Construction in progress (including land)                                             413,595                   395,187
       Communities held for sale                                                              29,847                   164,758
                                                                                ---------------------      --------------------
           Total real estate, net                                                          4,166,959                 4,041,323

Cash and cash equivalents                                                                     10,362                     7,621
Cash in escrow                                                                                34,159                     8,801
Resident security deposits                                                                    17,725                    14,113
Investments in unconsolidated real estate joint ventures                                       8,450                     8,101
Deferred financing costs, net                                                                 13,075                    14,056
Deferred development costs                                                                    14,723                    12,938
Participating mortgage notes                                                                  21,483                    21,483
Prepaid expenses and other assets                                                             43,301                    26,226
                                                                                ---------------------      --------------------
                   TOTAL ASSETS                                                         $  4,330,237              $  4,154,662
                                                                                =====================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Variable rate unsecured credit facility                                                 $    146,000              $    178,600
Unsecured notes                                                                            1,135,000                   985,000
Notes payable                                                                                408,431                   430,047
Dividends payable                                                                             47,320                    44,139
Payables for construction                                                                     20,643                    18,874
Accrued expenses and other liabilities                                                        53,239                    40,226
Accrued interest payable                                                                      16,739                    28,134
Resident security deposits                                                                    28,353                    23,980
                                                                                ---------------------      --------------------
                    TOTAL LIABILITIES                                                      1,855,725                 1,749,000
                                                                                ---------------------      --------------------

Minority interest of unitholders in consolidated partnerships                                 55,294                    35,377

Stockholders' equity:
   Preferred stock, $.01 par value; $25 liquidation value; 50,000,000 shares authorized at both September 30, 2000 and December 31,
     1999; 18,322,700 shares outstanding at both
     September 30, 2000 and December 31, 1999                                                    183                       183
   Common stock, $.01 par value; 140,000,000 shares
       authorized at both September 30, 2000
       and December 31, 1999; 66,748,339 and 65,758,009 shares
       outstanding at September 30,
       2000 and December 31, 1999, respectively                                                  667                       658
   Additional paid-in capital                                                              2,477,119                 2,442,510
   Deferred compensation                                                                      (4,200)                   (3,559)
   Dividends in excess of accumulated earnings                                               (54,551)                  (69,507)
                                                                                ---------------------      --------------------
                      TOTAL STOCKHOLDERS' EQUITY                                           2,419,218                 2,370,285
                                                                                ---------------------      --------------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  4,330,237              $  4,154,662
                                                                                =====================      ====================


     See accompanying notes to condensed consolidated financial statements.

                          AVALONBAY COMMUNITIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                    For the three months ended        For the nine months ended
                                                    --------------------------        --------------------------
                                                      9-30-00         9-30-99          9-30-00          9-30-99
                                                    ---------        ---------        ---------        ---------
Revenue:
   Rental income                                    $ 145,954        $ 130,734        $ 420,371        $ 372,114
   Management fees                                        261              277              761              930
   Other income                                           136               97              265              198
                                                    ---------        ---------        ---------        ---------
            Total revenue                             146,351          131,108          421,397          373,242
                                                    ---------        ---------        ---------        ---------

Expenses:
   Operating expenses, excluding property taxes        36,390           35,996          104,860          102,244
   Property taxes                                      12,158           10,718           34,717           32,058
   Interest expense                                    21,385           19,752           61,815           54,915
   Depreciation and amortization                       30,599           28,144           91,227           80,798
   General and administrative                           3,359            2,370            9,591            7,163
   Non-recurring charges                                   --               54               --           16,644
                                                    ---------        ---------        ---------        ---------
            Total expenses                            103,891           97,034          302,210          293,822
                                                    ---------        ---------        ---------        ---------

Equity in income of unconsolidated joint ventures         721              860            2,117            2,266
Interest income                                         1,277            2,304            3,245            5,723
Minority interest in consolidated partnerships           (485)            (524)          (1,499)          (1,452)
                                                    ---------        ---------        ---------        ---------

Income before gain on sale of communities              43,973           36,714          123,050           85,957
Gain (loss) on sale of communities                     14,521           (2,434)          33,273           26,145
                                                    ---------        ---------        ---------        ---------

Net income                                             58,494           34,280          156,323          112,102
Dividends attributable to preferred stock              (9,944)          (9,944)         (29,834)         (29,834)
                                                    ---------        ---------        ---------        ---------

Net income available to common stockholders         $  48,550        $  24,336        $ 126,489        $  82,268
                                                    =========        =========        =========        =========

Per common share:

    Net income - basic                              $    0.72        $    0.37        $    1.89        $    1.26
                                                    =========        =========        =========        =========

    Net income - diluted                            $    0.71        $    0.37        $    1.86        $    1.25
                                                    =========        =========        =========        =========



    See accompanying notes to condensed consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                               For the nine months ended
                                                                                             -----------------------------
                                                                                                9-30-00           9-30-99
                                                                                             ------------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $ 156,323        $ 112,102
   Adjustments to reconcile net income to cash provided
       by operating activities:
           Depreciation and amortization                                                          91,227           80,798
           Amortization of deferred compensation                                                   2,394            2,517
           Decrease (increase) in investments in unconsolidated real estate joint ventures          (100)             383
           Income allocated to minority interest in consolidated partnerships                      1,499            1,452
           Gain on sale of communities                                                           (33,273)         (26,145)
           Increase in resident security deposits, accrued interest on participating mortgage notes, prepaid expenses and
               other assets                                                                      (25,073)          (7,016)
           Increase in accrued expenses, other liabilities and accrued
               interest payable                                                                    6,286            7,773
                                                                                               ---------        ---------
           Net cash provided by operating activities                                             199,283          171,864
                                                                                               ---------        ---------


CASH FLOWS USED IN INVESTING ACTIVITIES:
        Increase (decrease) in construction payables                                               1,769          (20,718)
        Increase in cash in escrow                                                               (25,358)         (21,136)
        Proceeds from sale of communities, net of selling costs                                  101,393          165,055
        Purchase and development of real estate                                                 (299,488)        (386,148)
                                                                                               ---------        ---------
                       Net cash used in investing activities                                    (221,684)        (262,947)
                                                                                               ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of common stock                                                                  25,513           35,498
        Dividends paid                                                                          (138,186)        (128,504)
        Proceeds from sale of unsecured notes                                                    150,000          275,000
        Payment of deferred financing costs                                                       (1,482)          (3,255)
        Repayments of notes payable                                                               (2,591)          (3,574)
        Net repayments of unsecured facility                                                     (32,600)         (82,000)
        Contributions from (distributions to) minority partners                                   24,488           (1,929)
                                                                                                ---------        ---------
                       Net cash provided by financing activities                                  25,142           91,236
                                                                                                ---------        ---------

                       Net increase in cash                                                        2,741              153

Cash and cash equivalents, beginning of period                                                     7,621            8,890
                                                                                                ---------        ---------

Cash and cash equivalents, end of period                                                       $  10,362        $   9,043
                                                                                                =========        =========

Cash paid during period for interest, net of amount capitalized                                $  68,158        $  55,536
                                                                                                =========        =========


     See accompanying notes to condensed consolidated financial statements.

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the nine months ended September 30, 2000:
  - 147,060 units of limited partnership, valued at $6,070, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company for an equal number of shares of the Company's common stock.
  - 1,520 units of limited partnership in DownREIT partnerships, valued at $60 were issued in connection with an acquisition for cash and units pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated party.
  - Common and preferred dividends declared but not paid totaled $47,320.

During the nine months ended September 30, 1999:
  - 22,623 units of limited partnership, valued at $868, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company for an equal number of shares of the Company's common stock.
 - 117,178 units of limited partnership in DownREIT partnerships, valued at $4,614, were issued in connection with an acquisition for cash and units pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated party.
  - Common and preferred dividends declared but not paid totaled $43,829.

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

At September 30, 2000, the Company owned or held an interest in 126 operating apartment communities containing 36,724 apartment homes in twelve states and the District of Columbia, of which two communities containing 1,041 apartment homes were under reconstruction. The Company also owned ten communities with 2,894 apartment homes under construction and rights to develop an additional 34 communities that, if developed, are expected to contain an estimated 8,825 apartment homes.

During the third quarter of 2000:

- The Company completed the development of Avalon Essex (located in the Boston, Massachusetts area) containing 154 apartment homes and Avalon Haven (located in the Fairfield-New Haven, Connecticut area) containing 128 apartment homes for a total collective investment of approximately $36,000. The Company commenced the development of three development communities, Avalon Harbor (located in Stamford, Connecticut), Avalon Belltown (located in downtown Seattle, Washington) and Avalon Towers on the Peninsula (located in the San Jose, California area). When completed, these communities are expected to contain 634 apartment homes with a projected total investment of approximately $145,800.

- The Company acquired two communities pursuant to the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party. Avalon WildReed (located in the Seattle, Washington area) containing 234 apartment homes, was acquired for approximately $22,900. Avalon Palladia (located in the Portland, Oregon area), containing 497 apartment homes, was acquired for approximately $46,300.

- The Company completed four redevelopment communities, Avalon Greenbriar (located in the Seattle, Washington area), Avalon at Mission Bay (located in the San Diego, California area), Avalon at Creekside (located in the San Jose, California area) and Avalon Laguna Niguel (located in the Orange County, California area). These communities contain 1,455 apartment homes with a total investment in redevelopment (i.e., exclusive of acquisition costs) of $40,300.

- The Company acquired three parcels of land for an aggregate purchase price of $21,115. The parcels are located in downtown Washington, D.C., downtown Seattle, Washington, and the Oakland, California area. The Company expects to develop three apartment communities, with an aggregate of 487 apartment homes, on these parcels. As of September 30, 2000, development had commenced on one of these sites, Avalon Belltown, as mentioned above.

As further discussed in Footnote 7, "Communities Held for Sale", the Company has adopted a strategy of disposing of certain assets in markets that do not meet its long-term strategic direction and redeploying the proceeds from such sales to help fund the Company's development and redevelopment activities. In connection with this strategy, the Company sold three communities containing 708 apartment homes for net proceeds of approximately $45,941 during the three months ended September 30, 2000. The net proceeds from these dispositions will be redeployed to develop or redevelop communities currently under construction or reconstruction. Pending such redeployment, the proceeds from the sale of these communities were used to reduce amounts outstanding under the Company's variable rate unsecured credit facility.

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to make the information presented not misleading. In the opinion of Management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

Presentation of Historical Financial Statements for the Three and Nine Months Ended September 30, 1999

The financial presentation of the historical financial statements for the three and nine months ended September 30, 1999, has been changed from the presentation that appeared in the Company's Form 10-Q for the three and nine months ended September 30, 1999. For a discussion of the change in the presentation, see Footnote 2 to the Consolidated Financial Statements presented in the Company's Form 10-K for the fiscal year ended December 31, 1999.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned partnerships and certain joint venture partnerships in addition to subsidiary partnerships structured as DownREITs. All significant intercompany balances and transactions have been eliminated in consolidation.

In each of the partnerships structured as DownREITs, either the Company or one of the Company's wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests approximate the Company's current common stock dividend per share. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of the Company's common stock on the date of redemption. In lieu of a cash redemption of a limited partner's unit, the Company may elect to acquire any unit presented for redemption for one share of common stock.

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

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer related equipment) to seven years.

Lease terms for apartment homes are generally one year or less. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized as they accrue.

Earnings per Common Share

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", basic earnings per share for the three and nine months ended September 30, 2000 and 1999 is computed by dividing earnings available to common shares (net income less preferred stock dividends) by the weighted average number of shares and units of limited partnership in the Company's DownREIT partnerships that were outstanding during the period. Additionally, other potentially dilutive common shares are considered when calculating earnings per share on a diluted basis in accordance with the provisions of SFAS No. 128.

The Company's basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2000 and 1999 are as follows:




                                              Three months ended                 Nine months ended
                                           ---------------------------       ---------------------------

                                             9-30-00          9-30-99          9-30-00          9-30-99
                                           ----------       ----------       ----------       ----------

Weighted average common shares
     outstanding - basic                   66,490,846       64,832,386       66,109,093       64,412,322

Weighted average units outstanding            851,677          984,398          901,854          915,606
                                           ----------       ----------       ----------       ----------

Weighted average common shares
     and units outstanding - basic         67,342,523       65,816,784       67,010,947       65,327,928

Effect of dilutive securities               1,273,141          406,112          854,312          431,926
                                           ----------       ----------       ----------       ----------

Weighted average common shares
     and units outstanding - diluted       68,615,664       66,222,896       67,865,259       65,759,854
                                           ==========       ==========       ==========       ==========


Certain options to purchase shares of common stock totaling 3,000 and 65,500 were outstanding during the three and nine months ended September 30, 2000, respectively, and 2,390,176 and 2,401,676 were outstanding during the three and nine months ended September 30, 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

Non-recurring Charges

In February 1999, the Company announced certain management changes including (i) the departure of three senior officers who became entitled to severance benefits in accordance with the terms of their employment agreements with the Company dated as of March 9, 1998 and (ii) elimination of duplicate accounting functions and related employee departures. The Company recorded a non-recurring charge of $16,076 in the first quarter of 1999 related to the expected costs associated with this management realignment and certain related organizational adjustments. The non-recurring charge consisted of $15,476 in severance benefits, $250 related to costs to eliminate duplicate accounting functions and $350 in legal fees. As of September 30, 2000 all cash payments related to the non-recurring charge had been incurred.

The non-recurring charge also included $54 and $568 of Year 2000 remediation costs that had been incurred for the three and nine months ended September 30, 1999, respectively.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB No. 101 effective with the March 31, 2000 reporting period, as required, and the adoption did not have a material effect on the Company's condensed consolidated financial statements.

2.  Insured Fire at Development Community

On August 30, 2000, a fire occurred at Avalon River Mews, a 408 apartment home development community located in the Northern New Jersey area. At the time, the community was still under construction and was unoccupied. The book value of the destroyed assets approximated $13,900. The Company has property damage and business interruption insurance and is currently preparing its insurance claim for the cost of replacing the destroyed assets as well as for business interruption losses. As of September 30, 2000, the Company has reduced the carrying value of the destroyed assets to zero, and has concurrently recorded an insurance receivable of $10,900, equal to the book value of the destroyed assets less an initial insurance recovery of $3,000. The Company does not anticipate this event will have a material adverse impact on the financial condition or results of operations of the Company.

3.  Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $5,255 and $5,208 for the three months ended September 30, 2000 and 1999, respectively, and $12,912 and $18,357 for the nine months ended September 30, 2000 and 1999, respectively.

4.  Notes Payable, Unsecured Notes and Credit Facility

The Company's notes payable, unsecured notes and credit facility are summarized as follows:



                                                          9-30-00         12-31-99
                                                        ----------       -----------

Fixed rate mortgage notes payable (conventional
  and tax-exempt)                                       $  340,471       $  362,087
Variable rate mortgage notes payable (tax-exempt)           67,960           67,960
Fixed rate unsecured notes                               1,135,000          985,000
                                                        ----------       ----------

  Total notes payable and unsecured notes                1,543,431        1,415,047

Variable rate unsecured credit facility                    146,000          178,600
                                                        ----------       ----------

  Total notes payable, unsecured notes and
     credit facility                                    $1,689,431       $1,593,647
                                                        ==========       ==========



Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from May 2001 through December 2036. The weighted average interest rate of the Company's variable rate notes and credit facility was 7.3% at September 30, 2000. The weighted average interest rate of the Company's fixed rate notes (conventional and tax-exempt) was 7.0% at September 30, 2000.

The maturity schedule for the Company's unsecured notes is as follows:



            Year of
            Maturity                Principal       Interest Rate
        --------------------------------------------------------------

               2002                  $ 100,000         7.375%

               2003                  $  50,000         6.25%
                                     $ 100,000         6.5%

               2004                  $ 125,000         6.58%

               2005                  $ 100,000         6.625%
                                     $  50,000         6.5%

               2006                  $ 150,000         6.8%

               2007                  $ 110,000         6.875%

               2008                  $  50,000         6.625%
                                     $ 150,000         8.25%

               2009                  $ 150,000         7.5%

The Company's unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company's required debt service payments.

The Company has a $600,000 variable rate unsecured credit facility with Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Fleet National Bank serving as co-agents for a syndicate of commercial banks. The credit facility bears interest at a spread over the London Interbank Offered Rate ("LIBOR") based on rating levels achieved on the Company's unsecured notes and on a maturity selected by the Company. The current stated pricing is LIBOR plus 0.6% per annum (7.1% at September 30, 2000). In addition, the credit facility includes a competitive bid option (which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the credit facility) for up to $400,000. The Company is subject to certain customary covenants under the credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company's Funds from Operations, as defined therein. The credit facility matures in July 2001 and has two, one-year extension options.

5.  Stockholders' Equity

The following summarizes the changes in stockholders' equity for the nine months ended September 30, 2000:




                                                                                                       Additional
                                                             Preferred             Common                paid-in
                                                               stock                stock                capital
                                                         ------------------   -----------------    -------------------
 Stockholders' equity, December 31, 1999                  $            183     $           658      $       2,442,510
 Dividends declared to common and
    preferred stockholders                                              --                  --                     --
 Issuance of common stock, net of
    forfeitures                                                         --                   9                 34,609
 Amortization of deferred compensation                                  --                  --                     --
 Net income                                                             --                  --                     --
                                                         ------------------   -----------------    -------------------
 Stockholders' equity, September 30, 2000                 $            183     $           667      $       2,477,119
                                                         ==================   =================    ===================




                                                                                Dividends
                                                                              in excess of              Total
                                                             Deferred          accumulated          stockholders'
                                                           compensation         earnings               equity
                                                       -----------------    -----------------    -------------------
 Stockholders' equity, December 31, 1999                $        (3,559)     $       (69,507)     $       2,370,285
 Dividends declared to common and
    preferred stockholders                                           --             (141,367)              (141,367)
 Issuance of common stock, net of
    forfeitures                                                  (3,035)                  --                 31,583
 Amortization of deferred compensation                            2,394                   --                  2,394
 Net income                                                          --              156,323                156,323
                                                       -----------------    -----------------    -------------------
 Stockholders' equity, September 30, 2000               $        (4,200)     $       (54,551)     $       2,419,218
                                                       =================    =================    ===================



During the nine months ended September 30, 2000, the Company issued 360,197 shares of common stock upon the exercise of stock options, 388,155 shares of common stock through the Company's Dividend Reinvestment Plan, 147,060 shares of common stock to acquire DownREIT limited partnership units from third parties, 10,568 shares of common stock in connection with the Company's Employee Stock Purchase Plan and 133,456 shares of common stock in connection with restricted stock grants to employees. A total of 49,106 shares of common stock issued in connection with restricted stock grants were forfeited during the nine months ended September 30, 2000.

6.  Investments in Unconsolidated Real Estate Joint Ventures

The Company accounts for investments in unconsolidated entities in accordance with Accounting Principles Board Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it has the ability to significantly influence that entity. All other unconsolidated investments are recorded under the cost method of accounting. The Company's investments in unconsolidated real estate ventures are generally recorded under the equity method of accounting, whereas the Company's investments in unconsolidated non-real estate entities are recorded under the cost method of accounting. At September 30, 2000, the Company's investments in unconsolidated real estate joint ventures consisted of:

- a 50% general partnership interest in a partnership that owns the Falkland Chase community;

- a 49% general partnership interest in a partnership that owns the Avalon Run community;
- a 50% limited liability company membership interest in a limited liability company that owns the Avalon Grove community.

The following is a combined summary of the financial position of these joint ventures as of the dates presented.



                                                         9-30-00
                                                       (unaudited)         12-31-99
                                                     --------------     --------------
Assets:
Real estate, net                                     $    92,869         $    94,644
Other assets                                               5,699               4,874
                                                     --------------     --------------
     Total assets                                    $    98,568         $    99,518
                                                     ==============     ==============
Liabilities and partners' equity:
Mortgage notes payable                               $    25,900         $    26,000
Other liabilities                                          6,502               5,915
Partners' equity                                          66,166              67,603
                                                     --------------     --------------
     Total liabilities and partners' equity          $    98,568         $    99,518
                                                     ==============     ==============



The following is a combined summary of the operating results of these joint ventures for the periods presented:




                                                         Three months ended                  Nine months ended
                                                            (unaudited)                        (unaudited)
                                                     -----------------------------      ----------------------------
                                                        9-30-00         9-30-99            9-30-00       9-30-99
                                                     -------------    ------------      ------------   -------------
Rental income                                        $      5,645     $     5,323       $     16,434   $     15,489
Other income                                                   20               8                 27             18
Operating and other expenses                               (1,597)         (1,455)            (4,363)        (4,196)
Mortgage interest expense                                    (274)           (196)              (816)          (564)
Depreciation and amortization                                (808)           (773)            (2,390)        (2,314)
                                                     -------------    ------------      ------------   -------------
    Net income                                       $      2,986     $     2,907       $      8,892   $      8,433
                                                     =============    ============      ============   =============




7.   Communities Held for Sale

During 1998, the Company adopted a strategy of disposing of certain assets in markets that do not meet its long-term strategic direction. In connection with this strategy, the Company solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal. In connection with this strategy, the Company sold an aggregate of 23 communities and a participating mortgage note during 1998 and 1999.

The communities sold during the first nine months of 2000 and the respective sales price and net proceeds are summarized below:



                                               Period         Apartment                         Gross sales          Net
 Communities          Location                 of sale           homes          Debt               price            proceeds
-------------------------------------------------------------------------------------------------------------------------------
 Avalon Chase         Marlton, NJ              1Q00              360       $         --       $     29,700       $    29,325
 Avalon Pines         Virginia Beach, VA       2Q00              174              5,177             11,000             5,354
 Avalon Birches       Chesapeake, VA           2Q00              312                 --             21,000            20,773
 Glen Creek           Morgan Hill, CA          3Q00              138                 --             19,050            18,780
 Avalon Woods         Richmond, VA             3Q00              268                 --             12,100            11,814
 Governor's Square    Sacramento, CA           3Q00              302             13,848             30,250            15,347
                                                          --------------   -----------------  ---------------   ----------------
                                                                1,554      $     19,025       $    123,100       $   101,393
                                                          ==============   =================  ===============   ================


Management intends to market additional communities for sale. However, there can be no assurance that such assets will be sold, or that we will sell the assets on financially advantageous terms. The assets targeted for sale include land, buildings and improvements and furniture, fixtures and equipment, and are recorded at the lower of cost or fair value less estimated selling costs. The Company has not determined a need to recognize a write-down in its real estate to arrive at net realizable value, although there can be no assurance that the Company can sell these assets for amounts that equal or exceed its estimates of net realizable value. At September 30, 2000, total real estate, net of accumulated depreciation, subject to sale totaled $29,847. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company's Condensed Consolidated Statements of Operations include net income of the communities held for sale at September 30, 2000 of $528 and $152 for the three months ended September 30, 2000 and 1999, respectively, and $1,440 and $487 for the nine months ended September 30, 2000 and 1999, respectively.

8.  Segment Reporting

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

The Company's reportable operating segments include Stable Communities, Developed Communities and Redeveloped Communities:

- Stable Communities are communities that 1) have attained stabilized occupancy levels (at least 95% occupancy) and operating costs since the beginning of the prior calendar year (these communities are also known as Established Communities); or 2) were acquired after the beginning of the previous calendar year but were stabilized in terms of occupancy levels and operating costs at the time of acquisition, and remained stabilized throughout the period ending September 30, 2000. Stable Communities do not include communities where planned redevelopment or development activities have not yet commenced. The primary financial measure for this business segment is Net Operating Income ("NOI"), which represents total revenue less operating expenses and property taxes. With respect to Established Communities, an additional financial measure of performance is NOI for the current year as compared against the prior year and against current year budgeted NOI. With respect to other Stable Communities, performance is primarily based on reviewing growth in NOI for the current period as compared against prior periods within the calendar year and against current year budgeted NOI.

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


                                                                    For the three months ended
                                        --------------------------------------------------------------------------------

                                            Stable        Developed       Redeveloped
                                         Communities     Communities      Communities        Other           Total
                                        --------------- ---------------  --------------  --------------  ---------------

For the three and nine months
ended 9-30-00

Segment Results

     Total revenue                         $    80,377     $    25,794     $     9,091        $ 30,634      $   145,896
     Net operating income                  $    57,733     $    19,508     $     6,012        $ 21,508      $   104,761
     Gross real estate                     $ 2,150,725     $   661,073     $   292,954     $ 1,078,157      $ 4,182,909

     Operating Yield                        10.7%           11.8%            8.2%

Non-allocated operations

     Total revenue                         $        --     $        --     $        --     $       455      $       455
     Net operating income                  $        --     $        --     $        --     $       286      $       286
     Gross real estate                     $        --     $        --     $        --     $   292,193      $   292,193

Total, AvalonBay

     Total revenue                         $    80,377     $    25,794     $     9,091     $    31,089      $   146,351
     Net operating income                  $    57,733     $    19,508     $     6,012     $    21,794      $   105,047
     Gross real estate                     $ 2,150,725     $   661,073     $   292,954     $ 1,370,350      $ 4,475,102


                                                                    For the three months ended
                                        --------------------------------------------------------------------------------

                                            Stable        Developed       Redeveloped
                                         Communities     Communities      Communities        Other           Total
                                        --------------- ---------------  --------------  --------------  ---------------

For the three and nine months
ended 9-30-99

Segment Results
     Total revenue                      $   86,982        $    8,488        $    7,401        $   27,654      $  130,525
     Net operating income               $   59,870        $    6,235        $    5,326        $   18,069      $   89,500
     Gross real estate                  $2,465,020        $  225,469        $  232,549        $1,065,549      $3,988,587

     Operating Yield                        9.7%             11.1%            9.2%

Non-allocated operations

     Total revenue                      $       --        $       --        $       --        $      583      $      583
     Net operating income               $       --        $       --        $       --        $      626      $      626
     Gross real estate                  $       --        $       --        $       --        $  248,128      $  248,128

Total, AvalonBay

     Total revenue                      $   86,982        $    8,488        $    7,401        $   28,237      $  131,108
     Net operating income               $   59,870        $    6,235        $    5,326        $   18,695      $   90,126
     Gross real estate                  $2,465,020        $  225,469        $  232,549        $1,313,677      $4,236,715



                                                                 For the nine months ended
                                    -------------------------------------------------------------------------------------

                                        Stable         Developed        Redeveloped
                                     Communities      Communities       Communities          Other            Total
                                    ---------------  ---------------  ----------------   --------------   ---------------
For the three and nine months
ended 9-30-00

Segment Results
     Total revenue                  $  233,027        $   74,182        $   26,627        $   86,287       $  420,123
     Net operating income           $  168,495        $   55,987        $   17,566        $   59,252       $  301,300
     Gross real estate              $2,150,725        $  661,073        $  292,954        $1,078,157       $4,182,909

     Operating Yield                      10.4%             11.3%             8.0%

Non-allocated operations

     Total revenue                  $      --         $      --         $       --        $    1,274       $    1,274
     Net operating income           $      --         $      --         $       --        $      942       $      942
     Gross real estate              $      --         $      --         $       --        $  292,193       $  292,193

Total, AvalonBay

     Total revenue                  $  233,027        $   74,182        $   26,627        $   87,561       $  421,397
     Net operating income           $  168,495        $   55,987        $   17,566        $   60,194       $  302,242
     Gross real estate              $2,150,725        $  661,073        $  292,954        $1,370,350       $4,475,102


                                                                 For the nine months ended
                                    -------------------------------------------------------------------------------------

                                        Stable         Developed        Redeveloped
                                     Communities      Communities       Communities          Other            Total
                                    ---------------  ---------------  ----------------   --------------   ---------------


For the three and nine months
ended 9-30-99

Segment Results
     Total revenue                    $  261,866       $   24,288       $   21,726         $   63,701        $  371,581
     Net operating income             $  181,406       $   18,201       $   15,362         $   39,729        $  254,698
     Gross real estate                $2,465,020       $  225,469       $  232,549         $1,065,549        $3,988,587

     Operating Yield                    9.8%            10.8%            8.8%

Non-allocated operations

     Total revenue                    $       --       $       --       $       --         $    1,661        $    1,661
     Net operating income             $       --       $       --       $       --         $    1,465        $    1,465
     Gross real estate                $       --       $       --       $       --         $  248,128        $  248,128

Total, AvalonBay

     Total revenue                    $  261,866       $   24,288       $   21,726         $   65,362        $  373,242
     Net operating income             $  181,406       $   18,201       $   15,362         $   41,194        $  256,163
     Gross real estate                $2,465,020       $  225,469       $  232,549         $1,313,677        $4,236,715

In addition to reporting segments based on the above property types, Management currently reviews its operating segments by geographic regions. Because the various locations within each individual region have similar economic and other characteristics, Management finds it useful to review the performance of the Company's communities in those locations on a regional, aggregated basis.

The accounting policies applicable to the operating segments described above are the same as those described in the summary of significant accounting policies.

Operating expenses as reflected on the Condensed Consolidated Statements of Operations include $7,244 and $5,732 for the three months ended September 30, 2000 and 1999, respectively, and $20,422 and $17,223 for the nine months ended September 30, 2000 and 1999, respectively, of property management overhead costs that are not allocated to individual communities. These costs are not reflected in NOI as shown in the above tables. The amount reflected for "Communities held for sale" on the Condensed Consolidated Balance Sheets is net of $1,385 of accumulated depreciation as of September 30, 2000.

9.  Subsequent Events

During October 2000, the Company commenced construction of Avalon Westpark, a 218 apartment home community located in the San Jose, California area. The expected development cost for Avalon Westpark is $49,500. Also, the Company commenced redevelopment of Avalon at Prudential Center, located in downtown Boston, Massachusetts. Total investment in redevelopment (i.e., exclusive of acquisition costs) for this 781 apartment home community is expected to total $25,000.

Subsequent to September 30, 2000, the Company made investments in BroadBand Residential, Inc. and Viva Group Inc., companies which specialize in the development of real estate-based software applications and ancillary services.

The aggregate investment in BroadBand Residential, Inc. and Viva Group Inc. combined with an existing investment in a separate real estate-based software development company, totals $4,114.

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

We cannot assure the future results or outcome of the matters described in forward-looking statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

- we may be unsuccessful in managing our current growth in the number of apartment communities and the related growth of our business operations;
- our previous or possible future expansion into new geographic market areas may not produce financial results that are consistent with our historical performance;
- we may fail to secure development opportunities due to an inability to reach agreements with third parties or to obtain desired zoning and other local approvals;
- we may abandon development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital;
-      construction costs of a community may exceed our original estimates;
- we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest expense, and construction costs and rental revenues that are lower than originally expected;
- occupancy rates and market rents may be adversely affected by local economic and market conditions that are beyond our control, such as changes in employment rates or population levels;
- financing may not be available on favorable terms or at all, and our cash flow from operations and access to cost effective capital may be insufficient for future development activity and could limit our pursuit of opportunities;
- our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness; and

- software applications and ancillary services being developed by companies in which we have invested may be unsuccessful in achieving their business plans, which could lead to a partial or complete loss of the investment in these companies.

You should read our unaudited condensed consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 1999 and the notes included in our annual report on Form 10-K in conjunction with the following discussion. You should also carefully review the section in Item 2 of this report that is captioned "Risks of Development and Redevelopment." These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements, and you should not rely upon them after the date of this report.

Business Description and Community Information

AvalonBay is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the ownership and operation of upscale apartment communities (which generally command among the highest rents in their submarkets) in high barrier-to-entry markets of the United States. This is because we believe that the limited new supply of upscale apartment homes in these markets helps achieve more predictable growth in cash flows. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense in-fill locations where zoned and entitled land is in limited supply. These markets are located in Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country.

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

We believe apartment communities present an attractive investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand during all phases of a real estate cycle. We intend to pursue appropriate new investments, including both new developments and acquisitions of communities, subject to the availability of cost-effective capital. We intend to pusue these investments in markets where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years.

Our real estate investments as of November 1, 2000 consist primarily of stabilized operating apartment communities as well as communities in various stages of the development and redevelopment cycle and land or land options held for development. We classify these investments into the following categories:


                                                                                 Number of                          Number of
                                                                                communities                       apartment homes
                                                                                -----------                       ---------------

Current Communities                                                                   126                             36,724

        Stabilized Communities                                                        124                             35,683

                Established Communities:                                               74                             19,593
                        Northern California                                            24                              6,275
                        Southern California                                             8                              1,855
                        Mid-Atlantic                                                   17                              4,835
                        Northeast                                                      18                              4,773
                        Midwest                                                         6                              1,591
                        Pacific Northwest                                               1                                264

                Other Stabilized Communities:                                          50                             16,090
                        Northern California                                            10                              3,028
                        Southern California                                             8                              2,920
                        Mid-Atlantic                                                    3                              1,075
                        Northeast                                                      19                              6,270
                        Midwest                                                         2                                624
                        Pacific Northwest                                               8                              2,173

        Lease-Up Communities                                                           --                                 --

        Redevelopment Communities                                                       2                              1,041

Development Communities                                                                10                              2,894

Development Rights                                                                     34                              8,825 (*)

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

              Lease-Up Communities. Represents all communities where construction has been complete for less than one year and where occupancy has not reached at least 95%. As of November 1, 2000, there were no lease-up communities.

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

Of the Current Communities as of November 1, 2000, we owned:

- a fee simple, or absolute, ownership interest in 108 operating communities, one of which is on land subject to a 149 year land lease;
- a general partnership interest in four partnerships that each own a fee simple interest in an operating community;
- a general partnership interest in four partnerships structured as "DownREITs," as described more fully below, that own an aggregate of 13 communities; and
- a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in nine of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community.

In each of the four partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests approximate the current AvalonBay common stock dividend rate per share. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption. In lieu of cash redemption of a unit, we may elect to acquire any unit presented for redemption for one share of our common stock. As of September 30, 2000, there were 827,618 units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

At September 30, 2000, we had positioned our portfolio of Stabilized Communities, excluding communities owned by unconsolidated joint ventures, to an average physical occupancy level of 98.2%.

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

We elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and we have not revoked that election. We were incorporated under the laws of the State of California in 1978, and we were reincorporated in the State of Maryland in July 1995. Our principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia, 22314, and our telephone number at that location is (703) 329-6300. We also maintain regional offices and administrative or specialty offices in or near the following cities:

       -      San Jose, California;
       -      Wilton, Connecticut;
       -      Boston, Massachusetts;
       -      Chicago, Illinois;
       -      Iselin, New Jersey;
       -      Los Angeles, California;
       -      Minneapolis, Minnesota;
       -      Newport Beach, California;
       -      New York, New York; and
       -      Seattle, Washington.

Recent Developments

Sales of Existing Communities. We seek to increase our geographical concentration in selected high barrier-to-entry markets where we believe we can:

       - apply sufficient market and management presence to enhance revenue growth;
       -      reduce operating expenses; and
       -      leverage management talent.

To effect this increased concentration, we are selling assets in certain submarkets and intend to redeploy the proceeds from those sales to develop and redevelop communities currently under construction or reconstruction. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a like-kind exchange transaction. Accordingly, we sold three communities containing 708 apartment homes in connection with our capital redeployment strategy during the three months ended September 30, 2000. Net proceeds from these sales totaled $45,941,000. We intend to dispose of additional assets as described more fully under "Future Financing and Capital Needs."

Development, Redevelopment and Acquisition Activities. During the third quarter of 2000:

       - We completed development of Avalon Essex (located in the Boston, Massachusetts area) containing 154 apartment homes and Avalon Haven (located in the Fairfield-New Haven, Connecticut area) containing 128 apartment homes for a total investment of approximately $36,000,000.

       - We commenced the development of three communities, Avalon Harbor (located in Stamford, Connecticut), Avalon Belltown (located in downtown Seattle, Washington) and Avalon Towers on the Peninsula (located in the San Jose, California area). When completed, these communities are expected to contain 634 apartment homes with a projected total investment of approximately $145,800,000. In addition, during October 2000, we commenced construction of Avalon Westpark, a 218 apartment home communitiy located in the San Jose, California area. The expected development cost for Avalon Westpark is $49,500,000.

       - We acquired two communities pursuant to the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party. Avalon WildReed (located in the Seattle, Washington area), containing 234 apartment homes, was acquired during July 2000 for approximately $22,900,000. Avalon Palladia (located in the Portland, Oregon area), containing 497 apartment homes, was acquired during September 2000 for approximately $46,300,000.

       - We acquired three parcels of land, for an aggregate purchase price of $21,115,000. The parcels are located in downtown Washington, D.C., downtown Seattle, Washington, and the Oakland, California area. We expect to develop three apartment communities, with an aggregate of 487 apartment homes, on these parcels. As of September 30, 2000, we had commenced development on one of these sites, Avalon Belltown, as mentioned above.

       - We completed four redevelopment communities, Avalon Greenbriar (located in the Seattle, Washington area), Avalon at Mission Bay (located in the San Diego, California area), Avalon at Creekside (located in the San Jose, California area) and Avalon Laguna Niguel (located in the Orange County, California area). These communities contain 1,455 apartment homes for a total investment in redevelopment (i.e., exclusive of acquisition costs) of $40,300,000. In addition, during October 2000, the Company commenced redevelopment on Avalon at Prudential Center, located in downtown Boston, Massachusetts. Total investment in redevelopment (i.e., exclusive of acquisition costs) for this 781 apartment home community is expected to total $25,000,000.

The development and redevelopment of communities involve risks that the costs will be more than expected and that the investment will fail to perform in accordance with expectations. See "Risks of Development and Redevelopment" for our discussion of these and other risks inherent in developing or redeveloping communities.

Investment in Technology Initiatives. We have invested in three technology companies in the belief that the development and application of their technology and services will improve the operating performance of our real estate holdings. In prior reports, we discussed the development of an onsite property management system and leasing automation system to enable management to capture, review and analyze data to a greater extent than is possible using existing commercial software. The joint venture that was developing this software (consisting of AvalonBay, United Dominion Realty Trust, Inc., and Post Properties, Inc.), was restructured into a corporation and has been renamed Realeum, Inc. During the third quarter, Realeum received $15 million of venture capital through the sale of Series A Preferred stock to a group of venture capital funds. Subsequent to September 30, 2000, we made investments in BroadBand Residential, Inc., and Viva Group, Inc. Broadband Residential will specialize in providing broadband communication services (such as Internet access and video) to residents of multifamily communities. Viva provides a system for renters and property owners to identify each other and interact and negotiate lease terms over the Internet. Our aggregate investment in Realeum, BroadBand Residential and Viva is $4.1 million. We are not obligated to provide any more capital to any of these entities, although we may have the opportunity to exercise preemptive rights that would allow us to make further investments. We hold a minority interest position in each of these entities.

Insured Fire at Development Community. On August 30, 2000, a fire occurred at Avalon River Mews, a 408 apartment home development community located in the Northern New Jersey area. At the time, the community was still under construction and was unoccupied. The book value of the destroyed assets approximated $13.9 million. We have property damage and business interruption insurance and are currently preparing our insurance claim for the cost of replacing the destroyed assets as well as for business interruption losses. As of September 30, 2000, we have reduced the carrying value of the destroyed assets to zero, and have concurrently recorded an insurance receivable of $10.9 million, equal to the book value of the destroyed assets, less an initial insurance recovery of $3.0 million. In addition to damage to the community, the fire caused substantial damage to a number of single family and multiple dwelling homes, causing the displacement of approximately 35 households. We expect that our liability insurance will reimburse us for substantially all amounts that may be owed to third parties on account of damages caused by the fire. We do not anticipate this event will have a material adverse impact on the financial condition or results of operations of our company.

Promotion of Chief Operating Officer to President. On September 7, 2000, we announced that Bryce Blair, Chief Operating Officer, would assume the additional position of President. This position was formerly held by Richard L. Michaux, who retains the position of Chief Executive Officer and Chairman of the Board.

Results of Operations and Funds from Operations

The financial presentation of our historical financial statements for the three and nine months ended September 30, 1999, has been changed from the presentation that appeared in our Form 10-Q for the three and nine months ended September 30, 1999. For a discussion of the change in the presentation, see Footnote 2 to the consolidated financial statements presented in our Form 10-K for the fiscal year ended December 31, 1999.

A comparison of our operating results for the three and nine months ended September 30, 2000 and September 30, 1999 follows.



                                                            For the three months ended
                                           ---------------------------------------------------------------------
                                             9-30-00               9-30-99          $ Change         % Change
                                           ------------          ------------     ------------     -------------
Revenue:
  Rental income                            $  145,954            $  130,734        $   15,220           11.6%
  Management fees                                 261                   277               (16)          (5.8%)
  Other income                                    136                    97                39           40.2%
                                           ------------          ------------     ------------     -------------
           Total revenue                      146,351               131,108            15,243           11.6%
                                           ------------          ------------     ------------     -------------

Expenses:
  Operating expenses, excluding
     property taxes                            36,390                35,996               394            1.1%
  Property taxes                               12,158                10,718             1,440           13.4%
                                           ------------          ------------     ------------     -------------
           Total operating expenses            48,548                46,714             1,834            3.9%
                                           ------------          ------------     ------------     -------------

Net Operating Income                           97,803                84,394            13,409           15.9%

Other Expenses:
  Interest expense                             21,385                19,752             1,633            8.3%
  Depreciation and amortization                30,599                28,144             2,455            8.7%
  General and administrative                    3,359                 2,370               989           41.7%
  Non-recurring charges                            --                    54               (54)             --
                                           ------------          ------------     ------------     -------------
           Total other expenses                55,343                50,320             5,023           10.0%
                                           ------------          ------------     ------------     -------------

Equity in income of unconsolidated
     joint ventures                               721                   860              (139)         (16.2%)
Interest income                                 1,277                 2,304            (1,027)         (44.6%)
Minority interest in consolidated
     partnerships                                (485)                 (524)               39            7.4%
                                           ------------          ------------     ------------     -------------

Income before gain on sale
     of communities                            43,973                36,714             7,259           19.8%
Gain (loss) on sale of communities             14,521                (2,434)           16,955          696.6%
                                           ------------          ------------     ------------     -------------

Net income                                     58,494                34,280            24,214           70.6%
Dividends attributable to preferred
     stock                                     (9,944)               (9,944)               --              --
                                           ------------          ------------     ------------     -------------

Net income available to common
     stockholders                          $   48,550            $   24,336        $   24,214           99.5%
                                           ============          ============     ============     =============



                                                                    For the nine months ended
                                           -------------------------------------------------------------------
                                             9-30-00           9-30-99             $ Change        % Change
                                           ------------      ------------         ------------     -----------
Revenue:
  Rental income                             $  420,371        $  372,114          $   48,257         13.0%
  Management fees                                  761               930                (169)       (18.2%)
  Other income                                     265               198                  67         33.8%
                                           ------------      ------------         ------------     -----------
           Total revenue                       421,397           373,242              48,155         12.9%
                                           ------------      ------------         ------------     -----------

Expenses:
  Operating expenses, excluding
     property taxes                            104,860           102,244               2,616          2.6%
  Property taxes                                34,717            32,058               2,659          8.3%
                                           ------------      ------------         ------------     -----------
           Total operating expenses            139,577           134,302               5,275          3.9%
                                           ------------      ------------         ------------     -----------

Net Operating Income                           281,820           238,940              42,880         17.9%

Other Expenses:
  Interest expense                              61,815            54,915               6,900         12.6%
  Depreciation and amortization                 91,227            80,798              10,429         12.9%
  General and administrative                     9,591             7,163               2,428         33.9%
  Non-recurring charges                             --            16,644             (16,644)           --
                                           ------------      ------------         ------------     -----------
           Total other expenses                162,633           159,520               3,113          2.0%
                                           ------------      ------------         ------------     -----------

Equity in income of unconsolidated
     joint ventures                              2,117             2,266                (149)        (6.6%)
Interest income                                  3,245             5,723              (2,478)       (43.3%)
Minority interest in consolidated
     partnerships                               (1,499)           (1,452)                (47)        (3.2%)
                                           ------------      ------------         ------------     -----------

Income before gain on sale
     of communities                            123,050            85,957              37,093         43.2%
Gain (loss) on sale of communities              33,273            26,145               7,128         27.3%
                                           ------------      ------------         ------------     -----------

Net income                                     156,323           112,102              44,221         39.4%
Dividends attributable to preferred
     stock                                     (29,834)          (29,834)                 --           --
                                           ------------      ------------         ------------     -----------

Net income available to common
     stockholders                           $  126,489        $   82,268          $   44,221         53.8%
                                           ============      ============         ============     ===========

Net income available to common stockholders (after adjusting for non-recurring charges and gain on sale of communities) increased by $7,205,000 for the three months ended September 30, 2000 and $20,449,000 for the nine months ended September 30, 2000 compared to the same periods of the preceding year. The increase in net income, as adjusted, for the three and nine months ended September 30, 2000 is primarily attributable to additional operating income from newly developed or redeveloped communities as well as growth in operating income from Established Communities.

As discussed in "Recent Developments - Sales of Existing Communities" and "Future Financing and Capital Needs," we have funded a significant portion of our development and redevelopment activities since 1998 through the sale of assets in certain markets where we have a limited presence. The short term effect of a sale of a community is that net operating income will be negatively impacted because that community's contribution to net operating income has been eliminated and the development or redevelopment community in which the proceeds from the sale are being invested is not complete yet. Interest expense will also decrease as the proceeds from the sale of communities are initially used to repay amounts outstanding on our credit facility. The historical long term effect of this strategy has been that net operating income attributable to newly developed and redeveloped communities is higher than net operating income of assets identified for sale. For the period January 1, 1999 through September 30, 2000, we have generated approximately $382 million in net proceeds from the sale of assets, which represents approximately 10% of our total real estate assets as of January 1, 1999.

The increase in net operating income of $42,880,000 for the nine months ended September 30, 2000 as compared to the same period of the preceding year is attributable to:

       - an increase of $41,317,000 related to communities where development activities, redevelopment activities or acquisitions were completed subsequent to January 1, 1999;
       -      an increase of $15,311,000 related to Established Communities;
       - a decrease of $16,835,000 related to communities sold subsequent to January 1, 1999; and
       -      an increase of $3,087,000 related to all other communities.

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

     Overall Portfolio - The increase in rental income (11.6% for the three months ended and 13.0% for the nine months ended September 30, 2000) is primarily due to an increase in the weighted average monthly rental income per occupied apartment home offset by a decrease in the weighted average number of occupied apartment homes. For the nine months ended September 30, 2000, the weighted average monthly revenue per occupied apartment home increased $264 (24.0%) to $1,365 compared to $1,101 for the same period of the preceding year. The weighted average number of occupied apartment homes decreased from 36,628 apartment homes for the nine months ended September 30, 1999 to 33,503 apartment homes for the nine months ended September 30, 2000 due to asset sales.

     Established Communities - Rental revenue increased $7,189,000 (9.8%) for the three months ended September 30, 2000 compared to the same period of the preceding year. Rental revenue increased $17,400,000 (8.1%) for the nine months ended September 30, 2000 compared to the same period of the preceding year. The increase is due to market conditions that allowed for higher average rents and higher economic occupancy levels. For the nine months ended September 30, 2000, weighted average monthly revenue per occupied apartment home increased $84 (6.9%) to $1,353 compared to $1,269 for the same period of the preceding year. The average economic occupancy increased from 96.4% for the nine months ended September 30, 1999 to 97.6% for the nine months ended September 30, 2000.

Management fees decreases (5.8% for the three months ended and 18.2% for the nine months ended September 30, 2000) are primarily due to a decline in the number of third-party communities that we manage.

Operating expenses, excluding property taxes increases (1.1% for the three months ended and 2.6% for the nine months ended September 30, 2000) are primarily a result of our disposition and capital redeployment strategy discussed above, and an increase in expense related to Established Communities. Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities - Operating expenses, excluding property taxes increased $419,000 (2.6%) to $16,049,000 for the three months ended September 30, 2000 compared to $15,630,000 for the same period of the preceding year. These expenses increased $1,789,000 (4.1%) to $45,741,000 for the nine months ended September 30, 2000 compared to $43,952,000 for the same period of the preceding year. These increases are the result of higher redecorating, maintenance, payroll, insurance and administrative costs offset by lower utility and marketing costs.

Property taxes increases (13.4% for the three months ended and 8.3% for the nine months ended September 30, 2000) are primarily the result of our disposition and capital redeployment strategy discussed above and an increase in operating expense related to Established Communities. Property taxes on Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

     Established Communities - Property taxes increased $722,000 (12.3%) to $6,595,000 for the three months ended September 30, 2000 compared to $5,873,000 for the same period of the preceding year. Property taxes increased $300,000 (1.6%) to $18,791,000 for the nine months ended September 30, 2000 compared to $18,491,000 for the same period of the preceding year. These increases are primarily the result of an adjustment in the third quarter of 1999 to eliminate accrued but unassessed taxes related to previously renovated communities. In addition, payments were made during the third quarter of 2000 in resolution of a dispute over property tax calculations from 1997 to present for one of our communities in the Northeast region.

Interest expense increases (8.3% for the three months ended and 12.6% for the nine months ended September 30, 2000) are primarily attributable to a decrease in capitalized interest and secondarily to the issuance of unsecured debt securities during 1999 and 2000. This reflects our strategy to mitigate the risk of floating rate debt in a rising interest rate environment by repaying floating rate debt under our credit facility (with relatively lower current interest rates) with fixed rate unsecured debt that has a higher current interest rate and a longer term to maturity.

General and administrative increases (41.7% for the three months ended and 33.9% for the nine months ended September 30, 2000) are primarily attributable to professional fees and payments required under a consulting and non-competition arrangement with a retired executive. An increase in consulting costs as well as compensation expense for a senior officer, whose salary was capitalized in 1999 while he served the company in a different capacity, also contributed to the overall increase in expense. Cost savings attained from a management reorganization in the first quarter of 1999 partially offset the increase in expense.

Equity in income of unconsolidated joint ventures represents our share of net income from joint ventures.

Interest income decreases (44.6% for the three months ended and 43.3% for the nine months ended September 30, 2000) are primarily attributable to the sale of the Fairlane Woods participating mortgage note that was sold in the fourth quarter of 1999.

We consider Funds from Operations, or FFO, to be an appropriate measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures. We believe that to understand our operating results, FFO should be examined with net income as presented in the Condensed Consolidated Statements of Operations included elsewhere in this report. FFO for 2000 is determined based on a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R) (NAREIT) in October 1999, and is defined as:

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

For the three months ended September 30, 2000, FFO increased to $64,498,000 from $54,831,000 for the comparable period of the preceding year. This increase is primarily due to the completion of new development and redevelopment communities as well as growth in earnings from Established Communities.

FFO previously reported for the three and nine months ended September 30, 1999 excluded the effect on net income of a non-recurring restructuring charge of $54,000 and $16,644,000, respectively in conformance with the NAREIT definition of FFO calculations then in effect, or the original definition. NAREIT issued a White Paper dated October 1999 that clarified the definition of FFO and the treatment of certain non-recurring charges. The clarified definition includes the effect on net income of non-recurring charges in the calculation of FFO. Although we believe the comparison of FFO using the original definition represents a better guide to investors of comparable operations and growth between years, both FFO calculations are presented on the following page for the three and nine months ended September 30, 2000 and 1999 (dollars in thousands):




                                                       For the three months ended               For the nine months ended
                                                   -------------------------------------   --------------------------------------
                                                        9-30-00            9-30-99              9-30-00             9-30-99
                                                   ------------------ ------------------   ------------------  ------------------

Net income                                         $          58,494   $         34,280     $        156,323    $        112,102
Preferred dividends                                           (9,944)            (9,944)             (29,834)            (29,834)
Depreciation - real estate assets                             29,830             27,349               88,877              79,595
Joint venture adjustments                                        200                188                  590                 562
Minority interest expense                                        439                524                1,399               1,452
(Gain) loss on sale of communities                           (14,521)             2,434              (33,273)            (26,145)
                                                   ------------------ ------------------   ------------------  ------------------

  Funds from Operations - Clarified Definition (1) $          64,498   $         54,831     $        184,082    $        137,732
  Non-recurring charges (2)                                       --                 54                   --              16,644
                                                   ------------------ ------------------   ------------------  ------------------

  Funds from Operations - Original Definition (3)  $          64,498   $         54,885     $        184,082    $        154,376
                                                   ================== ==================   ==================  ==================

  Net cash provided by operating activities        $          67,778   $         57,989     $        199,283    $        171,864
                                                   ================== ==================   ==================  ==================
  Net cash used in investing activities            $         (61,383)  $       (107,395)    $       (221,684)   $       (262,947)
                                                   ================== ==================   ==================  ==================
  Net cash provided by financing activities        $           2,295   $         43,839     $         25,142    $         91,236
                                                   ================== ==================   ==================  ==================

(1) Represents Funds from Operations calculated in accordance with NAREIT's October 1999 White Paper on FFO. Our calculation of FFO in accordance with NAREIT's clarified definition of FFO includes the effect on earnings of non-recurring charges for certain management and other organizational changes and Year 2000 remediation costs.

(2) Consists of $16,076 related to management and other organizational changes announced during 1998 and $568 for Year 2000 remediation costs. Previously, the effect on earnings of non-recurring charges for certain management and other organizational changes and Year 2000 remediation costs were excluded from the calculation of FFO.

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

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. The application of these policies for the nine months ended September 30, 2000 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $114 per apartment home. For the nine months ended September 30, 2000, we charged to maintenance expense, including carpet and appliance replacements, related to Stabilized Communities approximately $866 per apartment home. We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases.

Liquidity and Capital Resources

Liquidity. Our primary source of liquidity is cash flows from operations. Operating cash flows have historically been determined by:

       -      the number of apartment homes;
       -      rental rates;
       -      occupancy levels; and
       -      our expenses with respect to these apartment homes.

The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, particularly to changes in interest rates that we must pay, because changes in interest rates affect our decisions as to whether to issue debt securities, borrow money and invest in real estate. Thus, changes in the capital markets environment affect our plans for the undertaking of construction and development as well as acquisition activity.

Cash and cash equivalents increased $2,741,000 to $10,362,000 for the nine months ended September 30, 2000. Cash and cash equivalents increased $153,000 to $9,043,000 for the comparable period during 1999.

       - Net cash provided by operating activities totaled $199,283,000 for the nine months ended September 30, 2000, an increase of $27,419,000 over the $171,864,000 provided over the same period of 1999. The increase was primarily from additional operating cash flow from Established Communities as well as the development and redevelopment of new communities.

       - Net cash used in investing activities totaled $221,684,000 for the nine months ended September 30, 2000, a decrease of $41,263,000 from the $262,947,000 used over the same period of 1999. The decrease is a combination of a reduction in expenditures for the purchase and development of real estate and a related reduction in proceeds from the sale of communities.

       - Net cash provided by financing activities totaled $25,142,000 for the nine months ended September 30, 2000, a decrease of $66,094,000 from the $91,236,000 provided over the same period of 1999. The decrease was primarily due to our development and redevelopment activities increasingly being funded through the sale of existing communities as opposed to incurring debt or selling equity.

We regularly review our short and long-term liquidity needs and the adequacy of Funds from Operations, as defined above, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

       -      normal recurring operating expenses;
       -      debt service payments;
       -      the distributions required with respect to our preferred stock;
       - the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986; and
       - development and redevelopment activity in which we are currently engaged.

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


We believe these strategies provide a disciplined approach to capital access to help position us to fund portfolio growth.

Capital markets conditions over the past several years have decreased our access to cost effective capital. See "Future Financing and Capital Needs" for a discussion of our response to the current capital markets environment. The following is a discussion of specific capital transactions, arrangements and agreements.

Variable Rate Unsecured Credit Facility

Our variable rate unsecured credit facility is furnished by a consortium of banks and provides up to $600,000,000 in short-term credit. We pay these banks an annual facility fee of $900,000 in equal quarterly installments. The credit facility bears interest at varying rates tied to the London Interbank Offered Rate (LIBOR) based on ratings levels achieved on our unsecured notes and on a maturity selected by us. The current stated pricing is LIBOR plus 0.6% per annum. The credit facility matures in July 2001, however we have two one-year extension options. Therefore, subject to certain conditions, we may extend the maturity to July 2003. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the credit facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.42% for amounts most recently borrowed under the competitive bid option. At November 1, 2000, $166,200,000 was outstanding, $82,559,000 was used to provide letters of credit and $351,241,000 was available for borrowing under the credit facility. We intend to use borrowings under the credit facility for:

       -      capital expenditures;

       - construction, development, reconstruction, and redevelopment costs;

       -      acquisitions;

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

Future Financing and Capital Needs

As of September 30, 2000, we had 15 new communities under construction either by us or by unaffiliated third parties with whom we have entered into forward purchase contracts. As of September 30, 2000, a total estimated cost of $250,339,000 remained to be invested in these communities. In addition, we had two other communities under reconstruction, for which an estimated $14,636,000 remained to be invested as of September 30, 2000. Subsequent to September 30, 2000, we began additional development and redevelopment projects for which an estimated $74,500,000 will be invested.

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

We have observed and been impacted by a reduction in the availability of cost effective capital since the third quarter of 1998. While the capital market environment has improved during 2000, we cannot assure you that cost effective capital will be available to meet future expenditures required to begin planned reconstruction activity or the construction of the Development Rights. Before planned reconstruction activity or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pursuit costs and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such pursuits, and the related write-off of costs will increase current period expenses and reduce cash flows from operations.

Our liquidity could be adversely impacted by expanding development activities and/or reduced capital (as compared to prior years) available from asset sales. To meet the balance of our liquidity needs under such conditions, we would need to arrange additional capacity under our existing unsecured facility, sell additional existing communities and/or issue additional debt or equity securities. While we believe we have the financial position to expand our short term credit capacity and support our capital markets activity, we cannot assure you that we will be successful in completing these arrangements, offerings or sales. The failure to complete these transactions on a cost-effective basis could have a material adverse impact on our operating results and financial condition, including the abandonment of deferred development costs and a resultant charge to earnings.

To increase our concentration of communities in selected high barrier-to-entry markets, we are selling assets in certain submarkets and redeploying the proceeds. Under our disposition program, we solicit competing bids from unrelated parties for these individual assets, and consider the sales price and tax ramifications of each proposal. We have disposed of six communities since January 1, 2000 for net proceeds of approximately $101,393,000. We intend to actively seek buyers for the remaining communities held for sale. However, we cannot assure you that these assets can be sold on terms that we consider satisfactory.

The remaining assets that we have identified for disposition include land, buildings and improvements and furniture, fixtures and equipment. Total real estate, net of accumulated depreciation, of all communities identified for sale at September 30, 2000 totaled $29,847,000. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid from our net sales proceeds. Our Condensed Consolidated Statements of Operations include net income from the communities held for sale of $528,000 for the three months ended September 30, 2000 and $1,440,000 for the nine months ended September 30, 2000. Our Condensed Consolidated Statements of Operations include net income from the communities held for sale of $152,000 for the three months ended September 30, 1999 and $487,000 for the nine months ended September 30, 1999.

Because the proceeds from the sale of communities are used initially to reduce borrowings under our credit facility, the immediate effect of a sale of a community is to have a negative effect on Funds from Operations. This is because the yield on a community that is sold exceeds the interest rate on the borrowings that are repaid from such net proceeds. Therefore, changes in the number and timing of dispositions, and the redeployment of the resulting net proceeds, may have a material and adverse effect on our Funds from Operations.

Debt Maturities

The following table details debt maturities for the next five years, excluding the credit facility:

                             (Dollars in thousands)


                                                            ALL-IN             PRINCIPAL
                                                           INTEREST             MATURITY           BALANCE OUTSTANDING
                                COMMUNITY                   RATE(1)               DATE         12-31-99            9-30-00
-------------------------------------------------------   ----------           ----------  -----------------     ----------------
TAX-EXEMPT BONDS
        Fixed Rate
               Canyon Creek                                 6.48%              Jun-2025     $     37,535           $     37,123
               Waterford                                    5.88%              Aug-2014           33,100                 33,100
               City Heights                                 5.80%              Jun-2025           20,263                 20,077
               CountryBrook                                 7.87%              Mar-2012           19,264                 19,020
               Villa Mariposa                               5.88%              Mar-2017           18,300                 18,300
               Sea Ridge                                    6.48%              Jun-2025           17,026                 16,839
               Foxchase I                                   5.88%              Nov-2007           16,800                 16,800
               Barrington Hills                             6.48%              Jun-2025           12,843                 12,702
               Foxchase II                                  5.88%              Nov-2007            9,600                  9,600
               Fairway Glen                                 5.88%              Nov-2007            9,580                  9,580
               Crossbrook                                   6.48%              Jun-2025            8,273                  8,186
               Larkspur Canyon                              5.50%              Jun-2025            7,445                  7,377
               Avalon View                                  7.55%              Aug-2024           18,795                 18,550
               Avalon at Lexington                          6.56%              Feb-2025           14,602                 14,411
               Avalon Knoll                                 6.95%              Jun-2026           13,580                 13,441
               Avalon at Dulles                             7.04%              Jul-2024           12,360                 12,360
               Avalon Fields                                7.57%              May-2027           11,756                 11,647
               Avalon at Symphony Glen                      7.06%              Jul-2024            9,780                  9,780
               Avalon West                                  7.73%              Dec-2036            8,632                  8,592
               Avalon Landing                               6.85%              Jun-2026            6,721                  6,650
                                                                                           -----------------     ----------------
                                                                                                 306,255                304,135
        Variable Rate
               Avalon Devonshire                                               Dec-2025           27,305                 27,305
               Avalon at Fairway Hills I                                       Jun-2026           11,500                 11,500
               Laguna Brisas                                                   Mar-2009           10,400                 10,400
               Avalon Greenbriar                                               May-2026           18,755                 18,755
                                                                                           -----------------     ----------------
                                                                                                  67,960                 67,960
CONVENTIONAL LOANS:
        Fixed Rate
               $100 Million Unsecured Notes                7.375%              Sep-2002          100,000                100,000
               $100 Million Unsecured Notes                6.625%              Jan-2005          100,000                100,000
               $110 Million  Unsecured Notes               6.875%              Dec-2007          110,000                110,000
               $50 Million  Unsecured Notes                 6.25%              Jan-2003           50,000                 50,000
               $50 Million  Unsecured Notes                 6.50%              Jan-2005           50,000                 50,000
               $50 Million  Unsecured Notes                6.625%              Jan-2008           50,000                 50,000
               $100 Million Unsecured Notes                 6.50%              Jul-2003          100,000                100,000
               $150 Million Unsecured Notes                 6.80%              Jul-2006          150,000                150,000
               $125 Million Medium Term Notes               6.58%              Feb-2004          125,000                125,000
               $150 Million Medium Term Notes               7.50%              Jul-2009          150,000                150,000
               $150 Million Medium Term Notes               8.25%              Jul-2008               --                150,000
               Govenor's Square                             7.65%              Aug-2004           13,923                     --(2)
               The Arbors                                   7.25%              May-2004           12,870                 12,870
               Gallery Place                                7.31%              May-2001           11,272                 11,102
               Avalon Pines                                 8.00%              Dec-2003            5,226                     --(2)
               Avalon Walk II                               8.93%              Nov-2004           12,541                 12,364
                                                                                           -----------------     ----------------
                                                                                               1,040,832              1,171,336

        Variable Rate-None                                                                            --                     --
                                                                                           -----------------     ----------------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY                                             $   1,415,047          $   1,543,431
                                                                                           =================     ================

 (1)    Includes credit enhancement fees, facility fees, and trustees fees.

 (2)    The remaining loan balance was repaid in connection with the disposition of the property during 2000.






                                                                                                       SCHEDULED MATURITIES
                                COMMUNITY                     2000             2001                  2002               2003
------------------------------------------------------- ---------------    ---------------    -----------------    ---------------
TAX-EXEMPT BONDS
        Fixed Rate
               Canyon Creek                              $     142              594                   637          $     684
               Waterford                                        --               --                    --                 --
               City Heights                                     64              268                   288                308
               CountryBrook                                     86              357                   386                417
               Villa Mariposa                                   --               --                    --                 --
               Sea Ridge                                        64              270                   289                310
               Foxchase I                                       --               --                    --                 --
               Barrington Hills                                 49              203                   218                234
               Foxchase II                                      --               --                    --                 --
               Fairway Glen                                     --               --                    --                 --
               Crossbrook                                       30              126                   136                146
               Larkspur Canyon                                  23               98                   105                112
               Avalon View                                      85              350                   373                397
               Avalon at Lexington                              64              271                   288                307
               Avalon Knoll                                     48              200                   214                230
               Avalon at Dulles                                 --               --                    --                 --
               Avalon Fields                                    38              157                   169                180
               Avalon at Symphony Glen                          --               --                    --                 --
               Avalon West                                      13               57                    61                 65
               Avalon Landing                                   24              101                   108                116
                                                        ---------------    ---------------    -----------------    ---------------
                                                               730            3,052                 3,272              3,506
        Variable Rate
               Avalon Devonshire                                --               --                    --                 --
               Avalon at Fairway Hills I                        --               --                    --                 --
               Laguna Brisas                                    --               --                    --                 --
               Avalon Greenbriar                                --               --                    --                 --
                                                        ---------------    ---------------    -----------------    ---------------
                                                                --               --                    --                 --
CONVENTIONAL LOANS:
        Fixed Rate
               $100 Million Unsecured Notes                     --               --               100,000                 --
               $100 Million Unsecured Notes                     --               --                    --                 --
               $110 Million  Unsecured Notes                    --               --                    --                 --
               $50 Million  Unsecured Notes                     --               --                    --             50,000
               $50 Million  Unsecured Notes                     --               --                    --                 --
               $50 Million  Unsecured Notes                     --               --                    --                 --
               $100 Million Unsecured Notes                     --               --                    --            100,000
               $150 Million Unsecured Notes                     --               --                    --                 --
               $125 Million Medium Term Notes                   --               --                    --                 --
               $150 Million Medium Term Notes                   --               --                    --                 --
               $150 Million Medium Term Notes                   --               --                    --                 --
               Govenor's Square                                 --               --                    --                 --
               The Arbors                                       --               --                    --                 --
               Gallery Place                                    60           11,042                    --                 --
               Avalon Pines                                     --               --                    --
               Avalon Walk II                                   64              264                   288                315
                                                        ---------------    ---------------    -----------------    ---------------
                                                               124           11,306               100,288            150,315
                                                        ---------------    ---------------    -----------------    ---------------
        Variable Rate-None                                      --               --                    --                 --
                                                        ---------------    ---------------    -----------------    ---------------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY           $     854      $    14,358          $    103,560          $  153,821
                                                        ================   ===============    ==================   ===============

 (1)    Includes credit enhancement fees, facility fees, and trustees fees.

 (2)    The remaining loan balance was repaid in connection with the disposition of the property during 2000.







                                COMMUNITY                        2004             THEREAFTER
-------------------------------------------------------    ---------------    ------------------
TAX-EXEMPT BONDS
        Fixed Rate
               Canyon Creek                                $      733         $      34,333
               Waterford                                           --                33,100
               City Heights                                       331                18,818
               CountryBrook                                       451                17,323
               Villa Mariposa                                      --                18,300
               Sea Ridge                                          332                15,574
               Foxchase I                                          --                16,800
               Barrington Hills                                   251                11,747
               Foxchase II                                         --                 9,600
               Fairway Glen                                        --                 9,580
               Crossbrook                                         157                 7,591
               Larkspur Canyon                                    121                 6,918
               Avalon View                                        425                16,920
               Avalon at Lexington                                326                13,155
               Avalon Knoll                                       246                12,503
               Avalon at Dulles                                    --                12,360
               Avalon Fields                                      193                10,910
               Avalon at Symphony Glen                             --                 9,780
               Avalon West                                         70                 8,326
               Avalon Landing                                     124                 6,177
                                                           ---------------    ------------------
                                                                3,760               289,815
        Variable Rate
               Avalon Devonshire                                   --                27,305
               Avalon at Fairway Hills I                           --                11,500
               Laguna Brisas                                       --                10,400
               Avalon Greenbriar                                   --                18,755
                                                           ---------------    ------------------
                                                                   --                67,960
CONVENTIONAL LOANS:
        Fixed Rate
               $100 Million Unsecured Notes                        --                    --
               $100 Million Unsecured Notes                        --               100,000
               $110 Million  Unsecured Notes                       --               110,000
               $50 Million  Unsecured Notes                        --                    --
               $50 Million  Unsecured Notes                        --                50,000
               $50 Million  Unsecured Notes                        --                50,000
               $100 Million Unsecured Notes                        --                    --
               $150 Million Unsecured Notes                        --               150,000
               $125 Million Medium Term Notes                 125,000                    --
               $150 Million Medium Term Notes                      --               150,000
               $150 Million Medium Term Notes                      --               150,000
               Govenor's Square                                    --                    --
               The Arbors                                      12,870                    --
               Gallery Place                                       --                    --
               Avalon Pines                                        --                    --
               Avalon Walk II                                  11,433                    --
                                                           ---------------    ------------------
                                                              149,303               760,000
                                                           ---------------    ------------------
        Variable Rate-None                                         --                    --
                                                           ---------------    ------------------

TOTAL INDEBTEDNESS - EXCLUDING CREDIT FACILITY            $    153,063        $    1,117,775
                                                          ================    ===================

 (1)    Includes credit enhancement fees, facility fees, and trustees fees.

 (2)    The remaining loan balance was repaid in connection with the disposition of the property during 2000.

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

Natural Disasters

Many of our West Coast communities are located in the general vicinity of active earthquake faults. In July 1998, we obtained a seismic risk analysis from an engineering firm which estimated the probable maximum loss (PML) for each of the 63 West Coast communities that we owned at that time and for each of the four West Coast communities under development at that time. To establish a PML, the engineers define a severe earthquake event for the applicable geographic area. The PML is the building damage and business interruption loss that is estimated to have only a 10% probability of being exceeded in a fifty year period in the event of such an earthquake. Because a significant number of our communities are located in the San Francisco Bay Area, the engineers' analysis assumed an earthquake on the Hayward Fault with a Richter Scale magnitude of 7.1. Based on this earthquake scenario, the engineers determined the PML at that time to be $113 million for the 63 West Coast communities that we owned at that time and the four West Coast communities then under development. The actual aggregate PML could be higher or lower as a result of variations in soil classifications and structural vulnerabilities. For each community, the engineers' analysis calculated an individual PML as a percentage of the community's replacement cost and projected revenues. We cannot assure you that:

       - an earthquake would not cause damage or losses greater than the PML assessments indicate;

       - future PML levels will not be higher than the current PML levels described above for our communities located on the West Coast; or

       - acquisitions or developments after July 1998 will not have PML assessments indicating the possibility of greater damage or losses than currently indicated.

In November 2000, we renewed our earthquake insurance, both for physical damage and lost revenue, with respect to all communities we owned at that time and all of the communities under development. For any single occurrence, we have in place $75,000,000 of coverage with a five percent deductible for communities located in California. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California is subject to a $200,000,000 limit and a $25,000 deductible. In addition, our general liability and property insurance program provides coverage for public liability and fire damage. In the event an uninsured disaster or a loss in excess of insured limits were to occur, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

Development Communities

As of September 30, 2000, we had ten Development Communities under construction. We expect these Development Communities, when completed, to add a total of 2,894 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $507.8 million. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

       -      we will complete the Development Communities;
       - our budgeted costs or estimates of occupancy rates will be realized;
       - our schedule of leasing start dates or construction completion dates will be achieved; or o future developments will realize returns comparable to our past developments.

You should carefully review the discussion under "Risks of Development and Redevelopment" below.

We hold a fee simple ownership interest in nine of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community.

The following table presents a summary of the Development Communities:




                                        Number of     Budgeted                                            Estimated     Estimated
                                        apartment     cost (1)         Construction          Initial      completion  Stabilization
                                          homes     ($ millions)          start           occupancy (2)      date       date (3)
                                    -----------------------------------------------------------------------------------------------

1.  Avalon at Florham Park
    Florham Park, NJ                       270         $41.0             Q2 1999             Q1 2000       Q2 2001       Q4 2001
2.  Avalon River Mews
    Edgewater, NJ                          408         $75.6             Q3 1999             Q3 2001       Q2 2002       Q4 2002
3.  Avalon Bellevue
    Bellevue, WA                           202         $29.9             Q4 1999             Q1 2001       Q2 2001       Q3 2001
4.  Avalon at Arlington Square I
    Arlington, VA                          510         $69.9             Q4 1999             Q4 2000       Q4 2001       Q3 2002
5.  Avalon on the Sound (4)
    New Rochelle, NY                       412         $92.1             Q4 1999             Q3 2001       Q4 2001       Q3 2002
6.  Avalon Estates
    Hull, MA                               162         $20.4             Q4 1999             Q3 2000       Q2 2001       Q4 2001
7.  Avalon Manor
    Freehold, NJ                           296         $33.1             Q2 2000             Q1 2001       Q4 2001       Q2 2002
8.  Avalon Harbor
    Stamford, CT                           323         $60.7             Q3 2000             Q1 2002       Q4 2002       Q2 2003
9.  Avalon Belltown
    Seattle, WA                            100         $19.2             Q3 2000             Q4 2001       Q1 2002       Q3 2002
10  Avalon Towers on the Peninsula
    Mountain View, CA                      211         $65.9             Q3 2000             Q1 2002       Q2 2002       Q4 2002
                                    --------------------------------
    Total                                 2,894        $507.8
                                    ================================



(1) Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with GAAP.
(2)    Future initial occupancy dates are estimates.
(3) Stabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of construction.
(4) This community is being developed under a joint venture structure with third party financing. AvalonBay's portion of the budgeted cost is expected to be $13.3 million.


Redevelopment Communities

As of September 30, 2000, we had two communities under redevelopment. We expect the total budgeted cost to complete these Redevelopment Communities, including the cost of acquisition and redevelopment, to be approximately $109.1 million, of which approximately $29.4 million is the additional capital invested or expected to be invested above the original purchase cost. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget than the cost to develop a new community. Accordingly, we expect that actual costs may vary over a wider range than for a new development community. We cannot assure you that we will meet our schedules for redevelopment completion, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under "Risks of Development and Redevelopment" below.

The following presents a summary of Redevelopment Communities:



                                                       ($ millions)                                      Estimated
                               Number of  ----------------------------------
                             apartment     Acquisition               Total    Reconstruction    Reconstruction   Restabilized
                                homes           cost                cost (1)       start         completion (2)  Operations (3)
                           --------------------------------------------------------------------------------------------------------
1.  Avalon at Cortez Hill
    San Diego, CA                293           $24.4                  $33.8       Q1 2000           Q2 2001        Q3 2001
2.  Lakeside
    Burbank, CA                  748           $55.3                  $75.3       Q1 2000           Q1 2002        Q2 2002
                           ----------------------------------------------------
    Total                       1,041          $79.7                 $109.1
                           ====================================================


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


Development Rights

As of September 30, 2000, we are considering the development of 34 new apartment communities. These Development Rights range from land under contract or owned by us for which design and architectural planning has just begun to land under contract or owned by us with completed site plans and drawings where construction can begin almost immediately. We estimate that the successful completion of all of these communities would ultimately add 8,825 upscale apartment homes to our portfolio. At September 30, 2000, the cumulative capitalized costs incurred in pursuit of the 34 Development Rights, including the cost of land acquired in connection with eight of the Development Rights, was approximately $90.7 million, of which $57.3 million was land or deposits for land. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

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

The following presents a summary of the 34 Development Rights we are pursuing as of September 30, 2000:




                                                                       Estimated                      Total budgeted
                                                                         number                           costs
                           Location                                     of homes                       ($ millions)
              -----------------------------------                -----------------------          -----------------------
        1.    San Jose, CA                       (1)                      218                              $49
        2.    Long Island City, NY                                        372                              102
        3.    Wimington, MA                                               120                               17
        4.    Darien, CT                         (1)                      189                               37
        5.    SanFrancisco, CA                                            250                               65
        6.    Washington, D.C.                   (1)                      209                               43
        7.    Weymouth, MA                                                304                               35
        8.    Orange, CT                         (1)                      168                               18
        9.    San Diego, CA                      (1)                      378                               55
       10.    Lawrence, NJ                                                342                               41
       11.    New Canaan, CT                     (1)  (2)                 104                               26
       12.    Marlborough, MA                                             156                               20
       13.    North Bethesda, MD                                          386                               41
       14.    Arlington II, VA                   (1)                      332                               40
       15.    Seattle, WA                                                 152                               44
       16.    Westborough, MA                                             280                               34
       17.    Los Angeles, CA                                             309                               51
       18.    San Francisco, CA                                           303                               82
       19.    Newton, MA                                                  272                               48
       20.    Hingham, MA                                                 270                               41
       21.    Andover, MA                                                 140                               21
       22.    Wilton, CT                                                  113                               23
       23.    Coram, NY                                                   450                               61
       24.    Oakland, CA                        (1)                      178                               36
       25.    North Potomac, MD                                           520                               61
       26.    Danbury, CT                                                 240                               29
       27.    Cohasset, MA                                                240                               34
       28.    Greenburgh - II, NY                                         500                               83
       29.    Greenburgh - III, NY                                        266                               44
       30.    Bedford, MA                                                 144                               19
       31.    St. James, NY                                               112                               16
       32.    Stratford, CT                                               182                               21
       33.    Milford, CT                                                 370                               43
       34.    Yonkers, NY                                                 256                               35

                                                                 -----------------------          -----------------------

                   Totals                                                8,825                            $1,415
                                                                 =======================          =======================



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

Capitalized Interest

In accordance with generally accepted accounting principles, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy. Thereafter, the interest allocated to that completed building within the community is expensed. Capitalized interest totaled $5,255,000 for the three months ended September 30, 2000 and $12,912,000 for the nine months ended September 30, 2000. Capitalized interest totaled $5,208,000 for the three months ended September 30, 1999 and $18,357,000 for the nine months ended September 30, 1999.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

                  Not Applicable

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  The Company is involved in certain ordinary routine litigation incidental to the conduct of its business. In addition, as reported in the Company's Form 10-K for the year ended December 31, 1999, the Company is currently involved in litigation with York Hunter Construction, Inc., and National Union Fire Insurance Company. While the outcome of such litigation cannot be predicted with certainty, the Company does not expect any current litigation, including the litigation with York Hunter and National Union, to have a material effect on its business or financial condition.

Item 2.           Changes in Securities

                  During the three months ended September 30, 2000, the Company issued 27,472 shares of common stock in exchange for units of limited partnership held by limited partners of DownREIT partnership subsidiaries of the Company. Specifically, the Company issued 24,125 shares of common stock in exchange for units in Avalon DownREIT V, L.P., and 3,347 shares of common stock in exchange for units in Bay Countrybrook, L.P. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company is relying on the exemption based upon factual representations received from the limited partner who received these shares.

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



                          AVALONBAY COMMUNITIES, INC.


Date:    November 14, 2000               /s/ RICHARD L. MICHAUX
                                        ---------------------------------------
                                                             Richard L. Michaux
                                                                   Chairman and
                                                       Chief Executive Officer,


Date:    November 14, 2000              /s/ THOMAS J. SARGEANT
                                        ---------------------------------------
                                                             Thomas J. Sargeant
                                                      Executive Vice President,
                                                    Chief Financial Officer and
                                                                      Treasurer