Form 10-K405
period 2000-12-31
AVALONBAY COMMUNITIES INC
filed 2001-03-29
CIK 915912

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

                   For the fiscal year ended December 31, 2000

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

         Common Stock, par value $.01 per share                   New York Stock Exchange, Pacific Exchange
             Preferred Stock Purchase Rights                      New York Stock Exchange, Pacific Exchange
 8.50% Series C Cumulative Redeemable Preferred Stock,            New York Stock Exchange, Pacific Exchange
                par value $.01 per share
 8.00% Series D Cumulative Redeemable Preferred Stock,            New York Stock Exchange, Pacific Exchange
                par value $.01 per share
 9.00% Series F Cumulative Redeemable Preferred Stock,            New York Stock Exchange
                par value $.01 per share
 8.96% Series G Cumulative Redeemable Preferred Stock,            New York Stock Exchange
                par value $.01 per share
 8.70% Series H Cumulative Redeemable Preferred Stock,            New York Stock Exchange, Pacific Exchange
                par value $.01 per share
                  (Title of each class)                          (Name of each exchange on which registered)

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the Registrant, as of March 1, 2001 was $3,241,568,243.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 1, 2001 was 67,378,263.

                       Documents Incorporated by Reference

Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2001 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.      BUSINESS .........................................................3

ITEM 2.      COMMUNITIES.......................................................8

ITEM 3.      LEGAL PROCEEDINGS................................................31

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS..................31

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS....................................32

ITEM 6.      SELECTED FINANCIAL DATA..........................................34

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS....................37

ITEM 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                       MARKET RISK............................................53

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................54

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE.................54

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...................54

ITEM 11.     EXECUTIVE COMPENSATION...........................................54

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                       AND MANAGEMENT.........................................54

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................54

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                       REPORTS ON FORM 8-K....................................55

SIGNATURES ...................................................................61

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled "Forward-Looking Statements" on page 37 of this Form 10-K.

ITEM 1. BUSINESS

General

AvalonBay is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the ownership and operation of upscale apartment communities (which generally command among the highest rents in their submarkets) in high barrier-to-entry markets of the United States. This is because we believe that the limited new supply of upscale apartment homes in these markets helps achieve more predictable growth in cash flows. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense in-fill locations where zoned and entitled land is in limited supply. Our markets are located in Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the United States. We believe that we have penetrated substantially all of the high barrier-to-entry markets of the United States.

As of March 1, 2001, we owned or held a direct or indirect ownership interest in 126 operating apartment communities containing 37,256 apartment homes in twelve states and the District of Columbia, of which four communities containing 2,211 apartment homes were under redevelopment. In addition to these operating communities, we also owned 12 communities under construction that will contain 3,484 apartment homes and rights to develop an additional 33 communities that, if developed as expected, will contain an estimated 9,091 apartment homes. We generally obtain ownership in an apartment community by developing vacant land into a new community or by acquiring and either repositioning or redeveloping an existing community. In selecting sites for development, redevelopment or acquisition, we favor locations that are near expanding employment centers and convenient to recreation areas, entertainment, shopping and dining.

Our real estate investments consist of Stable Communities, Developed Communities and Redeveloped Communities. A description of these segments and other related information can be found in note ten of the consolidated financial statements set forth in item 8 of this report.

Our principal operating objectives are to increase long-term stockholder value by increasing operating cash flow and Funds from Operations (based on a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R) in October 1999). For a description of the meaning of Funds from Operations and its use and limitation as an operating measure, see the discussion titled "Funds from Operations" in Item 7 of this report. Our strategies and goals to achieve these objectives include:

      o generating consistent, sustained earnings growth at each community through increased revenue, by balancing high occupancy with premium pricing, and increased operating margins from operating expense management;
      o investing selectively in new development, redevelopment and acquisition communities in markets with growing demand and high barriers-to-entry;
      o selling communities in markets where we have limited market presence or seek to adjust our market penetration; and
      o maintaining a conservative capital structure to provide continuous access to cost-effective capital.

We believe that we can generally implement these strategies best by developing, redeveloping, acquiring and managing upscale assets in supply-constrained markets while maintaining the financial discipline to ensure balance sheet flexibility.

Development Strategy. We carefully select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily apartment communities in high barrier-to-entry markets of the United States, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive offices in Alexandria, Virginia, we also maintain regional offices and administrative or specialty offices in or near the following cities:

     o     San Jose, California;
     o     Wilton, Connecticut;
     o     Boston, Massachusetts;
     o     Chicago, Illinois;
     o     Iselin, New Jersey;
     o     Minneapolis, Minnesota;
     o     Newport Beach, California;
     o     New York, New York; and
     o     Seattle, Washington.

After selecting a target site, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally enable us to acquire the target site shortly before the start of construction, which reduces development-related risks as well as preserves capital. After we acquire land, we generally shift our focus to construction. Except for certain mid-rise and high-rise apartment communities where we elect to use third-party general contractors or construction managers, we act as our own general contractor. We believe this enables us to achieve higher construction quality, greater control over construction schedules and significant cost savings. Our development and property management teams monitor construction progress to ensure high quality workmanship and a smooth and timely transition into the leasing and operational phase.

Redevelopment Strategy. When we undertake the redevelopment of a community, our goal is to generally renovate and/or rebuild an existing community so that our total investment is significantly below replacement cost and the community is the highest quality apartment community or best rental value for an upscale apartment community in its local area. We have established procedures to minimize both the cost and risks of redevelopment. Our redevelopment teams, which include key redevelopment, construction and property management personnel, monitor redevelopment progress. We believe we achieve significant cost savings by acting as our own general contractor. More importantly, this helps to ensure high quality design and workmanship and a smooth and timely transition into the lease-up and restabilization phase.

Disposition Strategy. To increase our concentration of communities in selected high barrier-to-entry markets, we are selling assets in certain submarkets and intend to redeploy the proceeds from those sales to develop and redevelop communities under construction or reconstruction. This disposition strategy acts as a source of capital because we are able to redeploy the net proceeds from our dispositions in lieu of raising that amount of capital externally. Under this program, we solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal. In connection with this disposition program, we disposed of a total of nine communities since January 1, 2000. The net proceeds from the sale of these assets were approximately $139 million. However, we cannot provide assurance that we will be able to continue our current disposition strategy or that assets identified for sale can be sold on terms that are satisfactory to us.

Acquisition Strategy. Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. As of March 1, 2001 we had acquired seven communities, containing 1,960 apartment homes, since the beginning of 2000. Six of these communities were acquired in connection with a forward purchase contract agreed to in 1997 with an unaffiliated party. The remaining two presale acquisitions provided for under the 1997 agreement, and one presale commitment provided for under a separate agreement, are expected to close during the next 24 months for an estimated aggregate purchase price of $147.3 million. Together, these three communities are expected to contain 968 apartment homes when completed. We will manage these communities after acquiring ownership. This expansion is consistent with our strategy to achieve long-term earnings growth by providing a high quality platform for expansion while also providing additional economic and geographic diversity. The acquisition of these presale communities was designed to achieve rapid penetration into markets that are generally supply constrained and in which we had no significant presence.

Property Management Strategy. We intend to increase operating income through innovative, proactive property management that will result in higher revenue with controlled operating expenses from communities.

Our principle strategies to maximize revenue include:

      o     intense focus on resident satisfaction;
      o staggering lease terms based on vacancy exposure by apartment type, so that lease expirations are better matched to each community's traffic patterns;
      o     increasing rents as market conditions permit;
      o     managing community occupancy for optimal rental revenue levels; and
      o     applying new technology to optimize revenue from each community.

Controlling operating expenses is another way in which we intend to increase earnings growth. Growth in our portfolio and the resulting increase in revenue allows for fixed operating costs to be spread over a larger volume of revenue, thereby increasing operating margins. We aggressively pursue real estate tax appeals and control operating expenses as follows:

      o record invoices on-site to ensure careful monitoring of budgeted versus actual expenses;
      o     purchase supplies in bulk where possible;
      o     bid third-party contracts on a volume basis;
      o strive to retain residents through high levels of service in order to eliminate the cost of preparing an apartment home for a new resident and to reduce marketing and vacant apartment utility costs;
      o perform turnover work in-house or hire third-parties generally depending upon the least costly alternative; and
      o undertake preventive maintenance regularly to maximize resident satisfaction and property and equipment life.

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

Technology Strategy. We believe that an innovative management information system infrastructure will be an important element in managing our future growth. This is because timely and accurate collection of financial and resident profile data will enable us to maximize revenue through careful leasing decisions and financial management. We currently employ a company-wide intranet using a digital network with high-speed digital lines. This network connects all of our communities and offices to central servers in Alexandria, Virginia, providing access to our associates and to AvalonBay's corporate information throughout the country from all locations.

We have invested in three technology companies in the belief that the development and application of their technology and services will improve the operating performance of our real estate holdings. Realeum, Inc. is engaged in the development of an on-site property management system and leasing automation system to enable management to capture, review and analyze data to a greater extent than is possible using existing commercial software. Broadband Residential Inc. was formed to provide broadband communication services (such as Internet access and video) to residents of multifamily communities. Viva Group, Inc. provides a system for renters and property owners to identify each other and interact and negotiate lease terms over the Internet. Except for a commitment to lend approximately $700,000 to Broadband Residential if certain conditions are met, we are not obligated to provide any more capital to any of these entities, although we may have the opportunity to exercise preemptive rights that would require us to make further investments. We hold a minority interest position in each of these entities. The aggregate carrying value of these investments at December 31, 2000 was $3.6 million. To help monitor our investments, Thomas J. Sargeant, our Executive Vice President and Chief Financial Officer, is a director of Realeum, Inc. and Richard L. Michaux, our Executive Chairman, is a director of Broadband Residential. In addition to the three investments described above, we are a member of Constellation Real Technologies LLC, an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities. Our capital commitment to Constellation Real Technologies is $4.0 million, although we have made no capital contributions to date.

Financing Strategy. We have consistently maintained, and intend to continue to maintain, a conservative capital structure, largely comprised of common equity. At December 31, 2000, our debt-to-total market capitalization (i.e., the aggregate of the market value of common stock, the liquidation preference of preferred stock and the principle amount of debt) was 30.9%, and our permanent long-term floating rate debt, not including borrowings under the unsecured credit facility, was only 1.2% of total market capitalization. We currently intend to incur long-term floating rate debt only if after such incurrence long-term floating rate debt represents less than 10% of total market capitalization, although that policy may change from time to time.

Currently, we are impacted by a reduction in the availability of cost-effective capital. Therefore, we cannot assure you that cost-effective capital will be available to meet future expenditures required to begin planned construction or reconstruction activity. Before planned construction or reconstruction activity begins, we intend to arrange adequate capital sources to complete such undertakings, although we cannot assure you that we will be able to obtain such financing. During 2000, substantially all of our construction and reconstruction activities were funded by issuance of unsecured debt securities, asset sales, through nontaxable like-kind exchanges, and retained operating cash. In the event that financing cannot be obtained, we may have to abandon planned development activities, write-off associated pursuit costs and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such pursuits, and the related write-off of costs will increase current period expenses.

We estimate that a portion of our short-term liquidity needs will be met from retained operating cash and borrowings under our $600,000,000 variable rate unsecured credit facility. At March 1, 2001, $0 was outstanding, $82,753,000 was used to provide letters of credit and $517,247,000 was available for borrowing under the unsecured credit facility.

If required, to meet the balance of our liquidity needs we will need to arrange additional capacity under our existing unsecured credit facility, sell additional existing communities and/or issue additional debt or equity securities. While we believe we have the financial position to expand our short-term credit capacity and access the capital markets as needed, we cannot assure you that we will be successful in completing these arrangements, sales or offerings. The failure to complete these transactions on a cost-effective basis could have a material adverse impact on our operating results and financial condition, including the abandonment of deferred development costs and a resultant charge to earnings.

Inflation and Tax Matters

Substantially all of our leases are for a term of one year or less, which may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Such short-term leases generally minimize the risk to us of the adverse effects of inflation, although as a general rule these leases permit residents to leave at the end of the lease term without penalty. Our current policy is generally to permit residents to terminate leases upon an agreed advance written notice and a lease termination payment, as provided for in the resident's lease. Short-term leases combined with relatively consistent demand allow rents, and therefore cash flow from the portfolio, to provide an attractive inflation hedge.

We filed an election with our initial federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under federal and certain state income tax laws at the corporate level on our net income to the extent net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level.

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

All of our stabilized operating communities, and all of the communities that we are currently developing or redeveloping, have been subjected to at least a Phase I or similar environmental assessment which generally does not involve invasive techniques such as soil or ground water sampling. These assessments have not revealed any environmental conditions that we believe will have a material adverse effect on our business, assets, financial condition or results of operations. We are not aware of any other environmental conditions which would have such a material adverse effect.

However, we are aware that the migration of contamination from an upgradient landowner near Avalon at Silicon Valley (formerly known as Toscana), a community owned by us, has affected the groundwater there. The upgradient landowner is undertaking remedial response actions and a ground water treatment system has been installed. We expect that the upgradient landowner will take all necessary remediation actions and ensure the ongoing operation and maintenance of the ground water treatment system. The upgradient landowner has also provided an indemnity that runs to current and future owners of the property and upon which we may be able to rely if environmental liability arises from the groundwater contamination.

We are also aware that certain communities have lead paint and we are undertaking or intend to undertake appropriate remediation.

Additionally, prior to 1994, we had occasionally been involved in developing, managing, leasing and operating various properties for third parties. Consequently, we may be considered to have been an operator of such properties and, therefore, potentially liable for removal or remediation costs or other potential costs which could relate to hazardous or toxic substances. We are not aware of any material environmental liabilities with respect to properties that we managed or developed for such third parties.

We cannot provide assurance that:

      o the environmental assessments identified all potential environmental liabilities;
      o no prior owner created any material environmental condition not known to us or the consultants who prepared the assessments;
      o no environmental liabilities developed since such environmental assessments were prepared;
      o the condition of land or operations in the vicinity of our communities, such as the presence of underground storage tanks, will not affect the environmental condition of such communities;
      o future uses or conditions, including, without limitation, changes in applicable environmental laws and regulations, will not result in the imposition of environmental liability; or
      o no environmental liabilities will develop at communities that have been sold pursuant to our disposition strategy for which we may have liability.

ITEM 2. COMMUNITIES

Our real estate investments consist of current operating apartment communities, communities in various stages of development, and land or land options held for development. The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following:

      o Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized operating costs as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category annually on January 1 of each year and maintain that classification throughout the year. For the year 2000, the Established Communities were communities that had stabilized operating costs as of January 1, 1999.
      o Other Stabilized Communities are all other completed communities that have stabilized occupancy and are not undergoing or planning redevelopment activities. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% occupancy or (ii) the one-year anniversary of completion of development or redevelopment. For the year 2000, Other Stabilized Communities therefore include communities that were either acquired or achieved stabilization after January 1, 1999 and that were not undergoing or planning redevelopment activities.
      o Lease-Up Communities are communities where construction has been complete for less than one year and where occupancy has not reached 95%.
      o Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to take place during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5 million or 10% of the community's acquisition cost.

Development Communities are communities that are under construction and for which a final certificate of occupancy has not been received. These communities may be partially complete and operating.

Development Rights are development opportunities in the early phase of the development process for which we have an option to acquire land, for which we are the buyer under a long-term conditional contract to purchase land or where we own land to develop a new community. We capitalize all related pre-development costs incurred in pursuit of these new developments.

As of December 31, 2000, our communities were classified as follows:

                                                    Number of      Number of
                                                   communities  apartment homes
                                                   -----------  ---------------
Current Communities

        Established Communities:
                Northern California                       24         6,275
                Southern California                        8         1,855
                Mid-Atlantic                              17         4,835
                Northeast                                 18         4,773
                Midwest                                    6         1,591
                Pacific Northwest                          1           264
                                                      ------       -------
                        Total Estabilshed                 74        19,593

        Other Stabilized Communities:
                Northern California                        9         2,840
                Southern California                        8         2,920
                Mid-Atlantic                               3         1,075
                Northeast                                 17         5,101
                Midwest                                    3         1,033
                Pacific Northwest                          8         2,374
                                                      ------       -------
                        Total Other Stabilized            48        15,343

        Lease-Up Communities                              --            --

        Redevelopment Communities                          4         2,211
                                                      ------       -------
        Total Current Communities                        126        37,147
                                                      ======       =======
Development Communities                                   12         3,484
                                                      ======       =======
Development Rights                                        33         9,091
                                                      ======       =======

Our holdings under each of the above categories are discussed on the following pages.

Current Communities

The Current Communities are primarily garden-style apartment communities consisting of two and three-story buildings in landscaped settings. The Current Communities, as of March 1, 2001, include 103 garden-style, 15 high-rise and eight mid-rise apartment communities. The Current Communities offer many attractive amenities including some or all of the following:

      o     vaulted ceilings;
      o     lofts;
      o     fireplaces;
      o     patios/decks; and
      o     modern appliances.

Other features at various communities may include:

      o     swimming pools;
      o     fitness centers;
      o     tennis courts; and
      o     business centers.

We also have an extensive and ongoing maintenance program to keep all communities and apartment homes substantially free of deferred maintenance and, where vacant, available for immediate occupancy. We believe that the aesthetic appeal of our communities and a service oriented property management team focused on the specific needs of residents enhances market appeal to discriminating residents. We believe this will ultimately achieve higher rental rates and occupancy levels while minimizing resident turnover and operating expenses. These Current Communities are located in the following geographic markets:

                                     Number of               Number of apartment         Percentage of total
                                   communities at                 homes at                apartment homes at
                                --------------------        --------------------         --------------------
                                1-1-00        3-1-01        1-1-00        3-1-01         1-1-00        3-1-01
                                ------       -------        ------        ------         ------        ------
Northern California                 36            30         9,743         8,889           27.0%         23.8%
    Oakland-East Bay, CA             8             6         2,278         2,090            6.3%          5.6%
    Sacramento, CA                   1            --           302            --            0.8%          0.0%
    San Francisco, CA                9             8         1,991         1,765            5.5%          4.7%
    San Jose, CA                    18            16         5,172         5,034           14.4%         13.5%

Southern California                 18            18         5,816         5,817           16.1%         15.6%
    Los Angeles, CA                  6             6         2,561         2,561            7.1%          6.9%
    Orange County, CA                8             8         2,022         2,022            5.6%          5.4%
    San Diego, CA                    4             4         1,233         1,234            3.4%          3.3%

Pacific Northwest                    5            10         1,376         2,971            3.9%          8.0%
    Portland, OR                     1             2           279           776            0.8%          2.1%
    Seattle, WA                      4             8         1,097         2,195            3.1%          5.9%

Northeast                           33            36        10,359        11,043           28.8%         29.7%
    Boston, MA                       9            10         2,580         2,734            7.2%          7.3%
    Fairfield County, CT             9            11         2,637         2,960            7.3%          8.0%
    Hartford, CT                     1             1           932           932            2.6%          2.5%
    Long Island, NY                  3             3           575           915            1.6%          2.5%
    Northern New Jersey              3             3         1,124         1,124            3.1%          3.0%
    Central New Jersey               4             3         1,504         1,144            4.2%          3.1%
    New York, NY                     4             5         1,007         1,234            2.8%          3.3%

Mid-Atlantic                        22            20         6,499         5,912           18.1%         15.8%
    Baltimore, MD                    4             4         1,052         1,054            2.9%          2.8%
    Norfolk, VA                      2            --           486            --            1.4%          0.0%
    Richmond, VA                     1            --           268            --            0.8%          0.0%
    Washington, DC                  15            16         4,693         4,858           13.0%         13.0%

Midwest                              8             9         2,215         2,624            6.2%          7.1%
    Chicago, IL                      3             4           887         1,296            2.5%          3.5%
    Minneapolis, MN                  5             5         1,328         1,328            3.7%          3.6%
                                ======       =======        ======        ======          =====         =====
                                   122           123        36,008        37,256          100.0%        100.0%
                                ======       =======        ======        ======          =====         =====

We manage and operate all of the Current Communities. During the year ended December 31, 2000, we completed construction of 1,209 apartment homes in six communities for a total cost of $175.2 million. The average age of the Current Communities, on a weighted average basis according to number of apartment homes, is 6.7 years.

Of the Current Communities, as of March 1, 2001, we own:

      o a fee simple, or absolute, ownership interest in 104 operating communities, one of which is on land subject to a 149 year land lease;
      o a general partnership interest in four partnerships that each own a fee simple interest in an operating community;
      o a general partnership interest in four partnerships structured as "DownREITs," as described more fully below, that own an aggregate of 16 communities;
      o a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community; and
      o a membership interest in a limited liability company that holds a fee simple interest in one Redevelopment community.

We also hold a fee simple ownership interest in eleven of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community.

In each of the four partnerships structured as DownREITs, either we or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions paid to the holders of units of limited partnership interests approximate the current AvalonBay common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of our common stock on the date of redemption. In lieu of cash, we may elect to acquire any unit presented for redemption for one share of our common stock. As of December 31, 2000, there were 671,226 units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

                 Profile of Current and Development Communities
             (Dollars in thousands, except per apartment home data)

                                                                                            Approx.
                                                                                           rentable            Year of      Average
                                                                               Number of     area             Completion/      size
                                                      City and state             homes     (Sq. Ft.)   Acres  Acquisition  (Sq. Ft,)
----------------------------------------------------  --------------           ---------   ---------   -----  -----------  ---------
CURRENT COMMUNITIES (5)

 NORTHERN CALIFORNIA
 Oakland-East Bay, CA
  Waterford                                           Hayward, CA                 544       451,937     11.1    1985/86       831
  Hampton Place                                       Fremont, CA                 308       316,072     14.3    1992/94     1,026
  Avalon Fremont (formerly Alicante)                  Fremont, CA                 135       130,350      8.0    1992/94       966
  Avalon Pleasanton (formerly Hacienda Gardens)       Pleasanton, CA              456       377,438     14.7    1988/94       828
  Avalon Dublin (formerly Armador Oaks)               Dublin, CA                  204       179,004     13.0    1989/97       877
  Avalon at Willow Creek                              Fremont, CA                 235       197,575      3.5    1985/94       841
  Avalon at Union Square (formerly Parc Center at
   Union Square)                                      Union City, CA              208       150,140      8.5    1973/96       722

 San Francisco, CA
  Crowne Ridge                                        San Rafael, CA              254       221,525     21.9    1973/96       872
  Avalon at Sunset Towers                             San Francisco, CA           243       175,511     16.0    1961/96       722
  Avalon at Nob Hill (formerly City Heights)          San Francisco, CA           185       109,238      1.4    1990/95       590
  Avalon at Diamond Heights (formerly Village Square) San Francisco, CA           154       123,080      2.6    1972/94       799
  Avalon Towers by the Bay                            San Francisco, CA           226       243,033      1.0       1999     1,075
  Crossbrook                                          Rohnert Park, CA            226       164,219      9.0    1986/94       727
  Avalon at Cedar Ridge                               Daly City, CA               195       141,411      8.0    1975/97       725
  Avalon Foster City (formerly Regatta Bay)           Foster City, CA             288       222,276     11.0    1973/94       772
  Avalon Pacifica (formerly Sea Ridge)                Pacifica, CA                220       186,785      7.7    1971/95       849

 San Jose, CA
  Avalon Silicon Valley (formerly Toscana)            Sunnyvale, CA               710       658,591     13.6       1997       928
  Avalon at Blossom Hill (formerly Carriage Square)   San Jose, CA                324       322,207      7.5       1995       994
  Avalon Campbell (formerly Canyon Creek)             Campbell, CA                348       326,796      8.0       1995       939
  CountryBrook                                        San Jose, CA                360       323,012     14.0    1985/96       897
  Avalon at Pruneyard (formerly The Arbors)           Campbell, CA                252       197,000      8.5    1966/97       782
  Avalon at Creekside                                 Mountain View, CA           294       215,680     13.0    1962/97       734
  Avalon at River Oaks (formerly The Fountains
    at River Oaks)                                    San Jose, CA                226       210,050      4.0    1990/96       929
  Avalon at Parkside (formerly Parkside Commons)      Sunnyvale, CA               192       199,353      8.0    1991/96     1,038
  San Marino                                          San Jose, CA                248       209,465     11.5    1984/88       845
  Avalon Sunnyvale (formerly The Promenade)           Sunnyvale, CA               220       159,653      5.0    1987/95       726
  Avalon at Foxchase                                  San Jose, CA                396       335,212     12.0    1986/87       844
  Fairway Glen                                        San Jose, CA                144       119,492      6.0       1986       830
  Avalon Cupertino (formerly Centermark)              Cupertino, CA               311       293,328      8.0       1999       943
  Avalon on the Alameda                               San Jose, CA                305       299,722      8.9       1999       983
  Avalon Rosewalk                                     San Jose, CA                300       297,696     10.8       1997       992
  Avalon Rosewalk II                                  San Jose, CA                156       152,556      5.8       1999       978

                                                                                                      Average Rental
                                                                                  Average Economic         Rate
                                                                      Physical        Occupancy      ------------------  Financial
                                                                     occupancy    ----------------   $ per       $ per   reporting
                                                    City and state  at 12/31/00   2000        1999   Apt (1)    Sq. Ft.   cost (4)
--------------------------------------------------  --------------  -----------   ----        ----   -------    -------  ---------
 CURRENT COMMUNITIES (5)

 NORTHERN CALIFORNIA
 Oakland-East Bay, CA
  Waterford                                         Hayward, CA          97.8%    97.7%      96.0%      1,120    1.32      $ 58,603
  Hampton Place                                     Fremont, CA          99.3%    98.7%      97.1%      1,555    1.49      $ 54,586
  Avalon Fremont (formerly Alicante)                Fremont, CA          99.3%    98.2%      96.2%      1,505    1.53      $ 22,042
  Avalon Pleasanton (formerly Hacienda Gardens)     Pleasanton, CA       94.5%    97.3%      95.4%      1,294    1.52      $ 59,460
  Avalon Dublin (formerly Armador Oaks)             Dublin, CA           98.0%    97.8%      95.1%      1,353    1.51      $ 26,715
  Avalon at Willow Creek                            Fremont, CA          98.3%    98.5%      96.2%      1,386    1.62      $ 33,840
  Avalon at Union Square (formerly Parc Center at
   Union Square)                                    Union City, CA       97.6%    97.3%      97.4%      1,183    1.59      $ 21,630

 San Francisco, CA
  Crowne Ridge                                      San Rafael, CA       97.2%    97.4%      95.2%      1,400    1.56      $ 30,674
  Avalon at Sunset Towers                           San Francisco, CA    97.9%    98.5%      97.8%      1,486    2.03      $ 28,101
  Avalon at Nob Hill (formerly City Heights)        San Francisco, CA    99.5%    97.3%      96.7%      1,539    2.54      $ 27,417
  Avalon at Diamond Heights (formerly
    Village Square)                                 San Francisco, CA    98.7%    98.9%      98.5%      1,501    1.86      $ 24,168
  Avalon Towers by the Bay                          San Francisco, CA    97.8%    97.5%      67.7% (3)  3,169    2.87      $ 66,822
  Crossbrook                                        Rohnert Park, CA     99.1%    97.1%      97.7% (2)    977    1.31      $ 19,077
  Avalon at Cedar Ridge                             Daly City, CA        97.4%    97.8%      96.4%      1,470    1.98      $ 25,518
  Avalon Foster City (formerly Regatta Bay)         Foster City, CA      91.0%    94.8%      92.7%      1,457    1.79      $ 41,052
  Avalon Pacifica (formerly Sea Ridge)              Pacifica, CA         99.1%    98.3%      97.5%      1,450    1.68      $ 31,073

 San Jose, CA
  Avalon Silicon Valley (formerly Toscana)          Sunnyvale, CA        97.8%    97.9%      94.9%      2,157    2.28      $120,414
  Avalon at Blossom Hill (formerly
    Carriage Square)                                San Jose, CA        100.0%    98.1%      94.9%      1,654    1.63      $ 60,708
  Avalon Campbell (formerly Canyon Creek)           Campbell, CA         98.3%    97.0%      96.4% (2)  1,608    1.66      $ 59,898
  CountryBrook                                      San Jose, CA         99.7%    97.4%      96.2%      1,412    1.53      $ 47,707
  Avalon at Pruneyard (formerly The Arbors)         Campbell, CA         96.8%    97.5%      91.3%      1,360    1.70      $ 31,701
  Avalon at Creekside                               Mountain View, CA    98.3%    89.9% (2)  91.6% (2)  1,551    1.90 (2)  $ 42,809
  Avalon at River Oaks (formerly The Fountains
    at River Oaks)                                  San Jose, CA        100.0%    98.4%      97.1%      1,805    1.91      $ 45,900
  Avalon at Parkside (formerly Parkside Commons)    Sunnyvale, CA        99.0%    98.1%      96.7%      1,820    1.72      $ 37,679
  San Marino                                        San Jose, CA         96.8%    97.7%      96.6%      1,374    1.59      $ 33,560
  Avalon Sunnyvale (formerly The Promenade)         Sunnyvale, CA        97.3%    98.5%      97.7%      1,459    1.98      $ 34,430
  Avalon at Foxchase                                San Jose, CA         96.9%    97.5%      96.8%      1,322    1.52      $ 58,017
  Fairway Glen                                      San Jose, CA         98.6%    98.5%      96.8%      1,263    1.50      $ 17,059
  Avalon Cupertino (formerly Centermark)            Cupertino, CA        98.1%    98.3%      88.7% (3)  2,014    2.10      $ 49,111
  Avalon on the Alameda                             San Jose, CA         97.7%    96.6%      57.8% (3)  2,026    1.99      $ 56,332
  Avalon Rosewalk                                   San Jose, CA         99.3%    98.4%      95.6%      1,665    1.65      $ 56,309
  Avalon Rosewalk II                                San Jose, CA         99.3%    97.3%      76.8% (3)  1,689    1.68      $ 21,768

                 Profile of Current and Development Communities
             (Dollars in thousands, except per apartment home data)

                                                                                            Approx.
                                                                                           rentable            Year of      Average
                                                                               Number of     area             Completion/      size
                                                      City and state             homes     (Sq. Ft.)   Acres  Acquisition  (Sq. Ft,)
----------------------------------------------------  --------------           ---------   ---------   -----  -----------  ---------
 SOUTHERN CALIFORNIA
 Los Angeles, CA
  Avalon Woodland Hills (formerly ViewPointe)         Woodland Hills, CA          663      592,722     18.2     1989/97       894
  Avalon at Media Center (formerly Lakeside)          Burbank, CA                 748      530,114     14.7     1969/97       709
  Avalon Westside Terrace                             Los Angeles, CA             363      229,296      4.8     1966/97       632
  Arbor Heights                                       Hacienda Heights, CA        351      270,129     20.0     1970/97       770
  Avalon at Warner Center (formerly Avalon at
    Warner Oaks)                                      Woodland Hills, CA          227      191,645      6.8     1979/98       844
  TimberWood                                          West Covina, CA             209      190,075      8.4     1972/97       909

 Orange County, CA
  Avalon Huntington Beach (formerly SunScape)         Huntington Beach, CA        400      353,192     16.4     1972/97       883
  Avalon at Pacific Bay                               Huntington Beach, CA        304      268,000      9.7     1971/97       882
  Avalon at South Coast (formerly Mill Creek)         Costa Mesa, CA              258      208,890      8.9     1973/96       810
  Avalon Santa Margarita (formerly Villa Serena)      Rancho Santa Margarita, CA  301      229,593     20.0     1990/97       763
  Amberway                                            Anaheim, CA                 272      205,572      9.9     1983/98       756
  Avalon at Laguna Niguel (formerly Laguna Brisas)    Laguna Niguel, CA           176      174,848     10.0     1988/98       993
  Avalon Newport (formerly Lafayette Place)           Costa Mesa, CA              145      120,690      6.6     1956/96       832
  Avalon Mission Viejo (formerly Larkspur Canyon)     Mission Viejo, CA           166      124,600      7.8     1984/96       751

 San Diego, CA
  Avalon at Mission Bay                               San Diego, CA               564      402,327      5.7     1969/97       713
  Avalon at Cortez Hill (formerly Gateway Tower)      San Diego, CA               294      224,840      1.2     1973/98       765
  Avalon at Mission Ridge (formerly Mission Woods)    San Diego, CA               200      208,100      4.0     1960/97     1,041
  Avalon at Penasquitos Hills (formerly SummerWalk)   San Diego, CA               176      141,120      8.8     1982/97       802

 PACIFIC NORTHWEST
 Portland, OR
  Avalon at Waterhouse Place                          Beaverton, OR               279      261,464     12.0     1990/97       937
  Avalon Palladia                                     Hillsboro, OR               497      586,405     22.6        2000     1,180

 Seattle, WA
  Avalon at Bear Creek (formerly The Verandas at
    Bear Creek)                                       Redmond, WA                 264      288,250     22.0        1998     1,092
  Avalon Redmond Place (formerly Gallery Place)       Redmond, WA                 222      206,004     22.0     1991/97       928
  Avalon Greenbriar (formerly Avalon Ridge)           Renton, WA                  421      382,382     20.0     1987/88       908
  Avalon RockMeadow                                   Mill Creek, WA              206      240,817     11.5        2000     1,169
  Avalon ParcSquare                                   Redmond, WA                 124      127,236      1.9        2000     1,026
  Avalon WildReed                                     Everett, WA                 234      259,080     22.3        2000     1,107
  Avalon HighGrove                                    Everett, WA                 391      422,482     19.8        2000     1,081

 NORTHEAST
 Boston, MA
  Avalon at Prudential Center                         Boston, MA                  781      747,954      1.0     1968/98       958
  Longwood Towers                                     Brookline, MA               334      339,718      4.7        1993     1,017
  Avalon Summit                                       Quincy, MA                  245      203,848      9.1        1996       832
  Avalon at Lexington                                 Lexington, MA               198      231,182     18.0        1994     1,168
  Avalon at Faxon Park                                Quincy, MA                  171      175,494      8.3        1998     1,026
  Avalon West                                         Westborough, MA             120      147,472     10.1        1996     1,229
  Avalon Oaks                                         Wilmington, MA              204      229,748     22.5        1999     1,023
  Avalon Essex                                        Peabody, MA                 154      173,520     11.1        2000     1,127
  Avalon at Center Place                              Providence, RI              225      231,671      1.2        1997     1,030

                                                                                                       Average Rental
                                                                                 Average Economic           Rate
                                                                     Physical        Occupancy        ------------------  Financial
                                                                    occupancy    ----------------     $ per       $ per   reporting
                                          City and state           at 12/31/00   2000        1999     Apt (1)    Sq. Ft.   cost (4)
----------------------------------------- --------------           -----------   ----        ----     -------    -------  ---------
 SOUTHERN CALIFORNIA
 Los Angeles, CA
  Avalon Woodland Hills
    (formerly ViewPointe)                 Woodland Hills, CA           97.4%     96.1%       94.4% (2)   1,129    1.21      $ 71,142
  Avalon at Media Center
    (formerly Lakeside)                   Burbank, CA                  86.0%     89.4% (2)   95.8%         904    1.14 (2)  $ 63,836
  Avalon Westside Terrace                 Los Angeles, CA              92.8%     92.4%       85.8% (2)   1,081    1.58      $ 37,063
  Arbor Heights                           Hacienda Heights, CA         96.3%     96.2%       80.0% (2)     891    1.11      $ 29,463
  Avalon at Warner Center
    (formerly Avalon at Warner Oaks)      Woodland Hills, CA           99.6%     97.8%       92.4% (2)   1,186    1.37      $ 26,295
  TimberWood                              West Covina, CA              95.7%     96.6%       96.2%       1,045    1.11      $ 14,736

 Orange County, CA
  Avalon Huntington Beach
    (formerly SunScape)                   Huntington Beach, CA         96.0%     96.1%       95.0%       1,135    1.24      $ 37,017
  Avalon at Pacific Bay                   Huntington Beach, CA         97.7%     96.7%       82.3% (2)   1,091    1.20      $ 31,909
  Avalon at South Coast
    (formerly Mill Creek)                 Costa Mesa, CA               96.9%     96.2%       93.8%       1,070    1.27      $ 24,218
  Avalon Santa Margarita
    (formerly Villa Serena)               Rancho Santa Margarita, CA   96.0%     97.3%       97.2%       1,021    1.30      $ 23,560
  Amberway                                Anaheim, CA                  92.7%     95.5%       89.1% (2)     887    1.12      $ 21,250
  Avalon at Laguna Niguel
    (formerly Laguna Brisas)              Laguna Niguel, CA            97.2%     95.9% (2)   95.4% (2)   1,051    1.02 (2)  $ 20,958
  Avalon Newport
    (formerly Lafayette Place)            Costa Mesa, CA              100.0%     97.2%       94.3%       1,225    1.43      $ 10,088
  Avalon Mission Viejo
    (formerly Larkspur Canyon)            Mission Viejo, CA            97.6%     97.1%       94.7%       1,006    1.30      $ 12,853

 San Diego, CA
  Avalon at Mission Bay                   San Diego, CA                95.4%     94.2% (2)   84.8% (2)   1,088    1.44 (2)  $ 65,462
  Avalon at Cortez Hill
    (formerly Gateway Tower)              San Diego, CA                74.0%     80.9% (2)   97.3%         982    1.04 (2)  $ 29,523
  Avalon at Mission Ridge
    (formerly Mission Woods)              San Diego, CA                97.5%     98.0%       98.2%       1,235    1.16      $ 21,545
  Avalon at Penasquitos Hills
    (formerly SummerWalk)                 San Diego, CA                99.4%     97.6%       97.2%         966    1.17      $ 14,148

 PACIFIC NORTHWEST
 Portland, OR
  Avalon at Waterhouse Place              Beaverton, OR                98.9%     96.7%       88.2% (2)     767    0.79 (2)  $ 20,664
  Avalon Palladia                         Hillsboro, OR                94.4%     94.3% (3)     N/A       1,002    0.80 (3)  $ 46,653

 Seattle, WA
  Avalon at Bear Creek
    (formerly The Verandas at Bear Creek) Redmond, WA                  95.5%     95.5%       88.5%       1,249    1.09      $ 34,382
  Avalon Redmond Place
    (formerly Gallery Place)              Redmond, WA                  98.7%     96.4%       91.4% (2)   1,129    1.17      $ 25,962
  Avalon Greenbriar
    (formerly Avalon Ridge)               Renton, WA                   92.0%     87.9% (2)   86.9% (2)     750    0.73 (2)  $ 35,772
  Avalon RockMeadow                       Mill Creek, WA               96.1%     94.4% (3)     N/A       1,178    0.95 (3)  $ 24,458
  Avalon ParcSquare                       Redmond, WA                  97.6%     96.9% (3)     N/A       1,434    1.35 (3)  $ 18,932
  Avalon WildReed                         Everett, WA                  97.0%     99.9% (3)     N/A         907    0.82 (3)  $ 22,950
  Avalon HighGrove                        Everett, WA                  96.4%     94.5% (3)     N/A         978    0.86 (3)  $ 39,605

 NORTHEAST
 Boston, MA
  Avalon at Prudential Center             Boston, MA                   96.1%     98.1% (2)   98.4%       2,232    2.29 (2)  $134,369
  Longwood Towers                         Brookline, MA                98.2%     96.6%       98.3%       1,864    1.77      $ 42,059
  Avalon Summit                           Quincy, MA                   99.6%     98.3%       96.3%       1,166    1.38      $ 16,469
  Avalon at Lexington                     Lexington, MA                99.5%     98.5%       96.5%       1,769    1.49      $ 15,129
  Avalon at Faxon Park                    Quincy, MA                   98.8%     98.0%       96.5%       1,634    1.56      $ 15,155
  Avalon West                             Westborough, MA              98.3%     97.9%       96.7%       1,567    1.25      $ 10,824
  Avalon Oaks                             Wilmington, MA               98.0%     98.3%       64.5% (3)   1,516    1.32      $ 21,147
  Avalon Essex                            Peabody, MA                  96.8%     69.8% (3)     N/A       1,814    1.12 (3)  $ 21,205
  Avalon at Center Place                  Providence, RI               97.0%     97.2%       96.1%       1,916    1.81      $ 27,073

                 Profile of Current and Development Communities
             (Dollars in thousands, except per apartment home data)

                                                                                            Approx.
                                                                                           rentable            Year of      Average
                                                                               Number of     area             Completion/      size
                                                      City and state             homes     (Sq. Ft.)   Acres  Acquisition  (Sq. Ft,)
----------------------------------------------------  --------------           ---------   ---------   -----  -----------  ---------
 Fairfield-New Haven, CT
  Avalon Walk I & II                                  Hamden, CT                  764        761,441     38.4    1992/94       996
  Avalon Glen                                         Stamford, CT                238        221,828      4.1       1991       932
  Avalon Gates                                        Trumbull, CT                340        381,322     37.0       1997     1,122
  Avalon Springs                                      Wilton, CT                  102        158,259     12.0       1996     1,552
  Avalon Valley                                       Danbury,CT                  268        297,479     17.1       1999     1,070
  Avalon Lake                                         Danbury,CT                  135        166,231     32.0       1999     1,184
  Avalon Corners                                      Stamford, CT                195        192,174      3.2       2000       986
  Avalon Haven                                        North Haven, CT             128        140,107     10.6       2000     1,095

 Hartford, CT
  Avalon Pavilions                                    Manchester, CT              932        849,680     46.3    1990/92       912

 Long Island, NY
  Avalon Commons                                      Smithtown, NY               312        363,049     20.6       1997     1,164
  Avalon Towers                                       Long Beach, NY              109        124,836      1.3       1995     1,145
  Avalon Court                                        Melville, NY                154        193,464     10.8       1997     1,256
  Avalon Court North                                  Melville, NY                340        403,640     24.6       2000     1,187

 Northern New Jersey
  Avalon Cove                                         Jersey City, NJ             504        574,675     11.1       1997     1,140
  The Tower at Avalon Cove                            Jersey City, NJ             269        241,825      2.8       1999       905
  Avalon Crest                                        Fort Lee, NJ                351        371,411     13.1       1998     1,058

 Central New Jersey
  Avalon Watch                                        West Windsor, NJ            512        485,871     64.0       1999       949
  Avalon Run East                                     Lawrenceville, NJ           206        265,198     27.0       1996     1,287

 New York, NY
  Avalon Gardens                                      Nanuet, NY                  504        638,439     55.0       1998     1,267
  Avalon View                                         Wappingers Falls, NY        288        335,088     41.0       1993     1,164
  Avalon Green                                        Elmsford, NY                105        113,538     16.9       1995     1,081
  The Avalon                                          Bronxville, NY              110        119,186      1.5       1999     1,085
  Avalon Willow                                       Mamaroneck, NY              227        199,945      4.0       2000       881

 MID-ATLANTIC
 Baltimore, MD
  Avalon at Fairway Hills I & II                      Columbia, MD                720        724,253     42.1    1987/96     1,005
  Avalon at Symphony Glen                             Columbia, MD                174        179,867     10.0       1986     1,034
  Avalon Landing                                      Annapolis, MD               158        117,033     13.8       1995       741

 Washington, DC
  Avalon at Ballston -
    Vermont & Quincy Towers                           Arlington, VA               454        420,242      2.3       1997       926
  Avalon Crescent                                     McLean, VA                  558        613,426     19.1       1996     1,099
  Avalon at Ballston -
    Washington Towers                                 Arlington, VA               344        294,786      4.1       1990       857
  Avalon at Cameron Court                             Alexandria, VA              460        467,292     16.0       1998     1,016
  AutumnWoods                                         Fairfax, VA                 420        355,228     24.2       1996       846
  Avalon at Fair Lakes                                Fairfax, VA                 234        285,822     10.0       1998     1,221
  Avalon at Dulles                                    Sterling, VA                236        232,632     15.7       1986       986
  Avalon at Providence Park                           Fairfax, VA                 141        148,211      4.0       1997     1,051
  Avalon at Fox Mill                                  Herndon, VA                 165        219,360     12.8       2000     1,329
  Avalon at Decoverly                                 Rockville, MD               368        368,446     25.0       1995     1,001

                                                                                                Average Rental
                                                                       Average Economic              Rate
                                                           Physical        Occupancy           ------------------      Financial
                                                          occupancy    ----------------        $ per       $ per       reporting
                                   City and state        at 12/31/00   2000        1999        Apt (1)    Sq. Ft.       cost (4)
-------------------------------    --------------        -----------   ----        ----        -------    -------      ---------
 Fairfield-New Haven, CT
  Avalon Walk I & II               Hamden, CT               99.4%      97.9%        97.3%        1,158      1.14         $ 58,800
  Avalon Glen                      Stamford, CT             97.5%      97.4%        96.0%        1,818      1.90         $ 30,910
  Avalon Gates                     Trumbull, CT             99.1%      98.4%        96.8%        1,449      1.27         $ 35,931
  Avalon Springs                   Wilton, CT              100.0%      99.1%        99.2%        2,507      1.60         $ 16,650
  Avalon Valley                    Danbury,CT              100.0%      99.0%        58.2% (3)    1,430      1.27         $ 25,408
  Avalon Lake                      Danbury,CT               98.5%      99.2%        60.3% (3)    1,550      1.25         $ 16,832
  Avalon Corners                   Stamford, CT             99.5%      92.9% (3)      N/A        2,060      1.94 (3)     $ 31,356
  Avalon Haven                     North Haven, CT         100.0%      71.8% (3)      N/A        1,500      0.98 (3)     $ 13,490

 Hartford, CT
  Avalon Pavilions                 Manchester, CT           97.1%      97.5%        97.0%          967      1.03         $ 57,619

 Long Island, NY
  Avalon Commons                   Smithtown, NY            99.7%      98.8%        98.1%        1,623      1.38         $ 33,308
  Avalon Towers                    Long Beach, NY           99.1%      98.8%        98.5%        2,559      2.21         $ 16,624
  Avalon Court                     Melville, NY             99.6%      99.1%        98.2%        1,873      1.48         $ 18,954
  Avalon Court North               Melville, NY             99.6%      96.6% (3)      N/A        1,934      1.57 (3)     $ 40,185

 Northern New Jersey
  Avalon Cove                      Jersey City, NJ          99.6%      98.0%        95.3%        2,553      2.20         $ 91,299
  The Tower at Avalon Cove         Jersey City, NJ          99.6%      98.6%        58.4% (3)    2,349      2.58         $ 49,503
  Avalon Crest                     Fort Lee, NJ             98.3%      96.9%        41.9% (3)    2,148      1.97         $ 55,503

 Central New Jersey
  Avalon Watch                     West Windsor, NJ         98.6%      97.9%        97.7%        1,207      1.25         $ 29,131
  Avalon Run East                  Lawrenceville, NJ        98.1%      98.3%        98.0%        1,515      1.16         $ 16,248

 New York, NY
  Avalon Gardens                   Nanuet, NY               95.6%      97.1%        98.5%        1,767      1.36         $ 54,171
  Avalon View                      Wappingers Falls, NY     97.2%      98.2%        98.7%        1,160      0.98         $ 18,044
  Avalon Green                     Elmsford, NY             97.1%      98.8%        99.3%        2,221      2.03         $ 12,562
  The Avalon                       Bronxville, NY          100.0%      98.4%        63.3% (3)    2,995      2.72         $ 31,162
  Avalon Willow                    Mamaroneck, NY           96.5%      86.2% (3)      N/A        2,188      2.14 (3)     $ 46,059

 MID-ATLANTIC
 Baltimore, MD
  Avalon at Fairway Hills I & II   Columbia, MD             98.7%      98.0%        97.5%          972      0.95         $ 44,099
  Avalon at Symphony Glen          Columbia, MD             96.6%      97.7%        97.3%          983      0.93          $ 8,848
  Avalon Landing                   Annapolis, MD           100.0%      97.9%        97.5%          906      1.20          $ 9,542

 Washington, DC
  Avalon at Ballston -
    Vermont & Quincy Towers        Arlington, VA            94.9%      97.5%        97.5%        1,286      1.35         $ 46,878
  Avalon Crescent                  McLean, VA               97.0%      98.2%        97.3%        1,561      1.39         $ 57,252
  Avalon at Ballston -
    Washington Towers              Arlington, VA            95.9%      97.6%        97.7%        1,290      1.47         $ 37,100
  Avalon at Cameron Court          Alexandria, VA           96.5%      97.2%        97.4%        1,453      1.39         $ 43,223
  AutumnWoods                      Fairfax, VA              96.9%      97.7%        98.0%        1,060      1.22         $ 30,806
  Avalon at Fair Lakes             Fairfax, VA              97.0%      97.6%        97.0%        1,388      1.11         $ 23,461
  Avalon at Dulles                 Sterling, VA             97.5%      98.5%        98.2%        1,031      1.03         $ 11,771
  Avalon at Providence Park        Fairfax, VA              97.2%      98.2%        98.1%        1,141      1.07         $ 11,243
  Avalon at Fox Mill               Herndon, VA              98.2%      98.0% (3)      N/A        1,591      1.17 (3)     $ 19,391
  Avalon at Decoverly              Rockville, MD            98.1%      97.6%        96.2%        1,183      1.15         $ 31,414

                 Profile of Current and Development Communities
             (Dollars in thousands, except per apartment home data)

                                                                                            Approx.
                                                                                           rentable            Year of      Average
                                                                               Number of     area             Completion/      size
                                                      City and state             homes     (Sq. Ft.)   Acres  Acquisition  (Sq. Ft,)
----------------------------------------------------  --------------           ---------   ---------   -----  -----------  ---------
 Washington, DC - continued
  Avalon Knoll                                        Germantown, MD              300      290,365     26.7       1985      968
  Avalon Fields I & II                                Gaithersburg, MD            288      292,282      9.2       1998    1,050
  Avalon Crossing                                     Rockville, MD               132      147,690      5.0       1996    1,119
  4100 Massachusetts Avenue                           Washington, D.C.            308      298,725      2.7       1982      970

 MIDWEST
 Chicago, IL
  Avalon at Danada Farms                              Wheaton, IL                 295      350,606     19.2       1997    1,188
  Avalon at West Grove                                Westmont, IL                400      388,500     17.4       1967      971
  Avalon at Stratford Green                           Bloomingdale, IL            192      237,204     12.7       1997    1,235
  200 Arlington Place                                 Arlington Heights, IL       409      346,832      2.8    1987/00      848

 Minneapolis, MN
  Avalon at Devonshire                                Bloomington, MN             498      470,762     42.0       1988      945
  Avalon at Edinburgh                                 Brooklyn Park, MN           198      222,130     11.3       1992    1,122
  Avalon at Town Centre                               Eagan, MN                   248      235,518     18.7       1986      950
  Avalon at Town Square                               Plymouth, MN                160      144,026      8.3       1986      900
  Avalon at Woodbury                                  Woodbury, MN                224      287,975     15.0       1999    1,286


 DEVELOPMENT COMMUNITIES

  Avalon at Florham Park                              Florham Park, NJ            270      331,560     41.9        N/A    1,228
  Avalon at Edgewater                                 Edgewater, NJ               408      405,144      7.1        N/A      993
  Avalon Bellevue                                     Bellevue, WA                202      164,226      1.7        N/A      813
  Avalon at Arlington Square I                        Arlington, VA               510      583,950     14.2        N/A    1,145
  Avalon on the Sound                                 New Rochelle, NY            412      372,860      2.4        N/A      905
  Avalon Estates                                      Hull, MA                    162      188,392     55.0        N/A    1,163
  Avalon Harbor                                       Stamford, CT                323      336,566     12.1        N/A    1,042
  Avalon at Freehold                                  Freehold, NJ                296      317,608     42.3        N/A    1,073
  Avalon at Belltown                                  Seattle, WA                 100       80,200      0.7        N/A      802
  Avalon Towers on the Penensula                      Mountain View, CA           211      218,392      1.9        N/A    1,035
  Avalon at Cahill Park                               San Jose, CA                218      218,245      3.8        N/A    1,001
  Avalon Riverview I                                  Long Island City, NY        372      332,940      1.0        N/A      895

                                                                                                Average Rental
                                                                       Average Economic              Rate
                                                           Physical        Occupancy           ------------------      Financial
                                                          occupancy    ----------------        $ per       $ per       reporting
                                   City and state        at 12/31/00   2000        1999        Apt (1)    Sq. Ft.       cost (4)
-------------------------------    --------------        -----------   ----        ----        -------    -------      ---------
 Washington, DC - continued
  Avalon Knoll                     Germantown, MD            99.3%     97.2%       96.5%          941      0.94          $ 8,265
  Avalon Fields I & II             Gaithersburg, MD          97.5%     97.2%       97.2%        1,181      1.13         $ 22,663
  Avalon Crossing                  Rockville, MD             98.5%     97.8%       97.2%        1,583      1.38         $ 13,890
  4100 Massachusetts Avenue        Washington, D.C.          98.7%     97.7%       96.9%        1,617      1.63         $ 35,528

 MIDWEST
 Chicago, IL
  Avalon at Danada Farms           Wheaton, IL               96.6%     96.1%       93.8%        1,392      1.13         $ 38,169
  Avalon at West Grove             Westmont, IL              99.0%     97.3%       91.1% (2)      887      0.89         $ 29,393
  Avalon at Stratford Green        Bloomingdale, IL          99.0%     97.1%       97.4%        1,356      1.07         $ 21,931
  200 Arlington Place              Arlington Heights, IL     97.1%     97.6% (3)     N/A        1,255      1.45         $ 49,255

 Minneapolis, MN
  Avalon at Devonshire             Bloomington, MN           97.0%     96.3%       97.2%          969      0.99         $ 37,173
  Avalon at Edinburgh              Brooklyn Park, MN         98.0%     94.2%       96.2%        1,103      0.93         $ 18,457
  Avalon at Town Centre            Eagan, MN                 99.2%     98.4%       97.8%          962      1.00         $ 17,983
  Avalon at Town Square            Plymouth, MN              97.5%     96.4%       98.5%          983      1.05         $ 10,835
  Avalon at Woodbury               Woodbury, MN              96.9%     95.6%       84.6% (3)    1,196      0.89         $ 25,948


 DEVELOPMENT COMMUNITIES

  Avalon at Florham Park           Florham Park, NJ            N/A       N/A         N/A          N/A       N/A         $ 37,024
  Avalon at Edgewater              Edgewater, NJ               N/A       N/A         N/A          N/A       N/A         $ 40,968
  Avalon Bellevue                  Bellevue, WA                N/A       N/A         N/A          N/A       N/A         $ 26,694
  Avalon at Arlington Square I     Arlington, VA               N/A       N/A         N/A          N/A       N/A         $ 40,869
  Avalon on the Sound              New Rochelle, NY            N/A       N/A         N/A          N/A       N/A         $ 61,505
  Avalon Estates                   Hull, MA                    N/A       N/A         N/A          N/A       N/A         $ 18,714
  Avalon Harbor                    Stamford, CT                N/A       N/A         N/A          N/A       N/A         $ 15,327
  Avalon at Freehold               Freehold, NJ                N/A       N/A         N/A          N/A       N/A         $ 12,105
  Avalon at Belltown               Seattle, WA                 N/A       N/A         N/A          N/A       N/A          $ 8,799
  Avalon Towers on the Penensula   Mountain View, CA           N/A       N/A         N/A          N/A       N/A         $ 20,407
  Avalon at Cahill Park            San Jose, CA                N/A       N/A         N/A          N/A       N/A         $ 11,902
  Avalon Riverview I               Long Island City, NY        N/A       N/A         N/A          N/A       N/A          $ 8,133

(1) For the purpose of this table, Current Communities include only comunities for which we held fee simple ownership interests or which we held through DownREIT partnerships.

(2) Represents community which was under redevelopment durring the year, resulting in lower average ecconomic occupancy and average rental rate per square foot for the year.

(3) Represents community that completed development or was purchased durring the year, which could result in lower average ecconomic occupancy and average rental rate per square foot for the year.

(4)   Represents the average rental revenue per occupied apartment home.

(5) Costs are presented in accordance with generally accepted accounting preinciples. For current Development Communities, cost represents total costs incurred through December 31, 2000.

                 Profile of Current and Development Communities
             (Dollars in thousands, except per apartment home data)

                                                  1 BR              2BR                  3BR
                                                 --------   --------------------  ------------------
                                                                                                         Studios /
                                                 1/1.5 BA   1/1.5 BA  2/2.5/3 BA  2/2.5 BA       3BA   efficiencies  Other     Total
--------------------------------------------     --------   --------  ----------  --------   -------   ------------  -----     -----
CURRENT COMMUNITIES (1)

 NORTHERN CALIFORNIA
 Oakland-East Bay, CA
  Waterford                                           208         --        336         --        --         --         --      544
  Hampton Place                                        88         --        176         --        44         --         --      308
  Avalon Fremont                                       42         81         --         --        12         --         --      135
  Avalon Pleasanton                                   238         --        218         --        --         --         --      456
  Avalon Dublin                                        72          8         60         48        --         --         16      204
  Avalon Willow Creek                                  99         --        136         --        --         --         --      235
  Avalon at Union Square                              124         84         --         --        --         --         --      208

 San Francisco, CA
  Crown Ridge                                         158         68         24         --        --          4         --      254
  Avalon at Sunset Towers                             183         20         20         --        --         20         --      243
  Avalon at Nob Hill                                  114         --         25         --        --         46         --      185
  Avalon at Diamond Heights                            90         --         49         15        --         --         --      154
  Avalon Towers by the Bay                            103         --        120         --         3         --         --      226
  Crossbrook                                           88         30        108         --        --         --         --      226
  Avalon at Cedar Ridge                               117         33         24         --        --         21         --      195
  Avalon Foster City                                  124        123          1         --        --         40         --      288
  Avalon Pacifica                                      58        106         56         --        --         --         --      220

 San Jose, CA
  Avalon Silicon Valley                               338         --        336         18        15          3         --      710
  Avalon at Blossom Hill                               90         --        210         --        24         --         --      324
  Avalon Campbell                                     156         --        180         --        12         --         --      348
  CountryBrook                                        108         --        252         --        --         --         --      360
  Avalon at Pruneyard                                 212         40         --         --        --         --         --      252
  Avalon at Creekside                                 158        128         --         --        --          8         --      294
  Avalon at River Oaks                                100         --        126         --        --         --         --      226
  Avalon at Parkside                                   60         --         96         36        --         --         --      192
  San Marino                                          103         --        145         --        --         --         --      248
  Avalon Sunnyvale                                    112         10         54         --        --         44         --      220
  Avalon at Foxchase                                  168         --        228         --        --         --         --      396
  Fairway Glen                                         60         --         84         --        --         --         --      144
  Avalon Cupertino                                    145         --        152         --        14         --         --      311
  Avalon on the Alameda                               113         --        164         --        28         --         --      305
  Avalon Rosewalk                                      96         --        192         --        12         --         --      300
  Avalon Rosewalk II                                   72         --         72         --        12         --         --      156

                                                                  Washer &                                         Large    Balcony,
                                                                    dryer                                         storage    patio,
                                                      Parking    hook-ups or   Vaulted                          or walk-in  deck or
                                                       spaces      units      ceilings     Lofts     Fireplaces   closet    sunroom
-------------------------------------------------     -------    -----------  --------     -----     ----------  --------   -------
CURRENT COMMUNITIES (1)

 NORTHERN CALIFORNIA
 Oakland-East Bay, CA
  Waterford                                              876        Some        Some        None        None        All         All
  Hampton Place                                          570        All         Most        None        Half        Most        All
  Avalon Fremont                                         260        All         Some        None        Some        All         All
  Avalon Pleasanton                                      856        All         Some        None        Most        All         All
  Avalon Dublin                                          427        Most        Some        None        Most        All         All
  Avalon Willow Creek                                    240        All         None        None        None        All         All
  Avalon at Union Square                                 210        None        None        None        Most        All         All

 San Francisco, CA
  Crown Ridge                                            377        Some        Some        None        Some        None        All
  Avalon at Sunset Towers                                244        None        None        None        None        None        Some
  Avalon at Nob Hill                                     104        None        None        None        None        None        Some
  Avalon at Diamond Heights                              155        None        Some        None        None        All         All
  Avalon Towers by the Bay                               235        All         Some        None        Some        Half        Most
  Crossbrook                                             343        None        Half        None        Some        None        All
  Avalon at Cedar Ridge                                  258        None        None        Some        None        Some        All
  Avalon Foster City                                     490        None        None        None        None        Most        Most
  Avalon Pacifica                                        299        None        None        None        Some        Some        All

 San Jose, CA
  Avalon Silicon Valley                                1,400        All         Some        Some        Some        Most        All
  Avalon at Blossom Hill                                 562        All         Some        None        None        Most        All
  Avalon Campbell                                        588        All         Some        None        None        All         All
  CountryBrook                                           694        All         Some        None        All         None        All
  Avalon at Pruneyard                                    395        All         None        None        None        None        Half
  Avalon at Creekside                                    376        None        None        None        Some        None        Most
  Avalon at River Oaks                                   354        All         None        None        Most        All         All
  Avalon at Parkside                                     192        All         Some        None        Half        All         All
  San Marino                                             436        All         Some        None        None        Most        All
  Avalon Sunnyvale                                       394        Some        None        None        None        All         All
  Avalon at Foxchase                                     719        All         Some        None        None        Some        All
  Fairway Glen                                           226        All         Some        None        None        None        All
  Avalon Cupertino                                       526        All         Some        None        Some        Some        All
  Avalon on the Alameda                                  558        All         Some        None        Some        All         All
  Avalon Rosewalk                                        420        All         Some        None        Some        Some        All
  Avalon Rosewalk II                                     228        All         Some        None        Some        Most        All

                                                                        Non-                   Homes w/
                                                                       direct      Direct      pre-wired
                                              Built-in                 access      access      security
                                              bookcases    Carports    garages     garages      systems
-------------------------------------         ---------    --------   --------     -------     ---------
CURRENT COMMUNITIES (1)

 NORTHERN CALIFORNIA
 Oakland-East Bay, CA
  Waterford                                       None        Yes        No         No          None
  Hampton Place                                   None        Yes        Yes        No          All
  Avalon Fremont                                  None        Yes        No         No          All
  Avalon Pleasanton                               None        Yes        Yes        Yes         None
  Avalon Dublin                                   None        No         Yes        No          None
  Avalon Willow Creek                             None        Yes        No         No          None
  Avalon at Union Square                          None        Yes        No         No          None

 San Francisco, CA
  Crown Ridge                                     None        Yes        No         Yes         None
  Avalon at Sunset Towers                         None        No         No         Yes         None
  Avalon at Nob Hill                              Most        No         Yes        No          None
  Avalon at Diamond Heights                       None        No         Yes        No          None
  Avalon Towers by the Bay                        None        No         No         Yes         All
  Crossbrook                                      None        Yes        No         Yes         None
  Avalon at Cedar Ridge                           None        Yes        No         Yes         None
  Avalon Foster City                              None        Yes        No         No          None
  Avalon Pacifica                                 None        Yes        Yes        No          None

 San Jose, CA
  Avalon Silicon Valley                           Some        No         Yes        No          None
  Avalon at Blossom Hill                          None        Yes        Yes        No          All
  Avalon Campbell                                 None        Yes        Yes        No          All
  CountryBrook                                    None        Yes        Yes        No          None
  Avalon at Pruneyard                             None        Yes        Yes        No          None
  Avalon at Creekside                             None        Yes        No         No          None
  Avalon at River Oaks                            None        No         No         Yes         None
  Avalon at Parkside                              Some        Yes        Yes        No          None
  San Marino                                      None        Yes        No         No          None
  Avalon Sunnyvale                                None        No         No         Yes         None
  Avalon at Foxchase                              None        Yes        No         No          None
  Fairway Glen                                    None        Yes        No         No          Some
  Avalon Cupertino                                Some        No         Yes        No          None
  Avalon on the Alameda                           Some        No         Yes        No          All
  Avalon Rosewalk                                 Most        Yes        Yes        No          All
  Avalon Rosewalk II                              Most        Yes        Yes        No          All

   Features and Recreational Amenities - Current and Development Communities


                                                  1 BR              2BR                  3BR
                                                 --------   --------------------  ------------------
                                                                                                         Studios /
                                                 1/1.5 BA   1/1.5 BA  2/2.5/3 BA  2/2.5 BA       3BA   efficiencies  Other     Total
--------------------------------------------     --------   --------  ----------  --------   -------   ------------  -----     -----
 SOUTHERN CALIFORNIA
 Los Angeles, CA
  Avalon Woodland Hills                               222         --        441         --        --         --         --      663
  Avalon at Media Center                              296        102        117         12        --        221         --      748
  Avalon Westside Terrace                             126         --        102         --        --        135         --      363
  Arbor Heights                                       212         --        135          2        --          2         --      351
  Avalon at Warner Center                              88         54         65         20        --         --         --      227
  TimberWood                                           32         50         63         64        --         --         --      209

 Orange County, CA
  Avalon Huntington Beach                              --         36        324         40        --         --         --      400
  Avalon at Pacific Bay                               144         56        104         --        --         --         --      304
  Avalon at South Coast                               124         --         86         --        --         48        258      403
  Avalon Santa Margarita                              160         --        141         --        --         --         --      301
  Amberway                                            114         48         48         --        --         62         --      272
  Avalon at Laguna Niguel                              --         --        176         --        --         --         --      176
  Avalon Newport                                       44         54         --         35        --         12         --      145
  Avalon Mission Viejo                                 94         28         44         --        --         --         --      166

 San Diego, CA
  Avalon at Mission Bay                               270          9        165         --        --        120         --      564
  Avalon at Cortez Hill                               114         --         83         --        --         97         --      294
  Avalon at Mission Ridge                              18          1         98         83        --         --         --      200
  Avalon at Penasquitos Hills                          48         48         80         --        --         --         --      176

 PACIFIC NORTHWEST
 Portland, OR
  Avalon at Waterhouse Place                           99         38        138          4        --         --         --      279
  Avalon Palladia                                      76        132        213         24        40         --         12      497

 Seattle, WA
  Avalon at Bear Creek                                 55         40        110         59        --         --         --      264
  Avalon Redmond Place                                 76         44         67         35        --         --         --      222
  Avalon Greenbriar                                    16         19        217        169        --         --         --      421
  Avalon RockMeadow                                    28         48         86         28        16         --         --      206
  Avalon ParcSquare                                    31         26         55          5         7         --         --      124
  Avalon WildReed                                      36         60         78         60        --         --         --      234
  Avalon HighGrove                                     84        119        124         56         8         --         --      391

 NORTHEAST
 Boston, MA
  Avalon at Prudential Center                         361         --        237         --        23        148         12      781
  Longwood Towers                                     137         53         22         25        --         78         19      334
  Avalon Summit                                       154         61         28          2        --         --         --      245
  Avalon at Lexington                                  28         24         90         56        --         --         --      198
  Avalon at Faxon Park                                 68         --         75         28        --         --         --      171
  Avalon West                                          40         --         55         25        --         --         --      120
  Avalon Oaks                                          60         24         96         24        --         --         --      204
  Avalon Essex                                         50         --         62         --        --         --         42      154
  Avalon at Center Place                              103         --        111          5        --          6         --      225

                                                                  Washer &                                         Large    Balcony,
                                                                    dryer                                         storage    patio,
                                                      Parking    hook-ups or   Vaulted                          or walk-in  deck or
                                                       spaces      units      ceilings     Lofts     Fireplaces   closet    sunroom
-------------------------------------------------     -------    -----------  --------     -----     ----------  --------   -------
 SOUTHERN CALIFORNIA
 Los Angeles, CA
  Avalon Woodland Hills                                1,300        Some        None        Some        None        Most       All
  Avalon at Media Center                                 838        Some        None        None        Some        Some       Some
  Avalon Westside Terrace                                487        None        None        None        None        None       All
  Arbor Heights                                          940        All         None        None        None        None       Half
  Avalon at Warner Center                                252        All         Some        None        Some        Some       All
  TimberWood                                             400        Most        Half        None        None        All        All

 Orange County, CA
  Avalon Huntington Beach                                790        None        None        None        None        Most       Most
  Avalon at Pacific Bay                                  478        All         None        None        None        Half       All
  Avalon at South Coast                                             Some        Half        None        None        Half       All
  Avalon Santa Margarita                                 523        All         None        None        None        None       All
  Amberway                                               454        None        Some        None        None        None       All
  Avalon at Laguna Niguel                                335        None        Some        None        All         None       Most
  Avalon Newport                                         235        Most        Some        None        Some        Most       Most
  Avalon Mission Viejo                                   250        None        None        None        None        None       All

 San Diego, CA
  Avalon at Mission Bay                                  695        None        None        None        None        Some       All
  Avalon at Cortez Hill                                  292        None        None        None        None        None       All
  Avalon at Mission Ridge                                384        Most        None        None        Most        Most       Most
  Avalon at Penasquitos Hills                            176        All         None        None        All         Some       All

 PACIFIC NORTHWEST
 Portland, OR
  Avalon at Waterhouse Place                             445        All         None        None        Most        Some       All
  Avalon Palladia                                      1,060        All         Some        Some        Most        Some       All

 Seattle, WA
  Avalon at Bear Creek                                   470        All         All         None        Most        All        All
  Avalon Redmond Place                                   384        All         Some        None        Most        All        All
  Avalon Greenbriar                                      731        All         Some        None        Most        All        All
  Avalon RockMeadow                                      308        All         Some        None        Most        Most       All
  Avalon ParcSquare                                      196        All         No          None        None        All        All
  Avalon WildReed                                        462        All         Some        None        Most        Most       All
  Avalon HighGrove                                       713        All         Some        None        Most        Most       All

 NORTHEAST
 Boston, MA
  Avalon at Prudential Center                            142        None        None        None        None        Most       Some
  Longwood Towers                                        210        Some        None        None        Some        Most       Some
  Avalon Summit                                          328        None        None        None        None        None       All
  Avalon at Lexington                                    355        All         Some        Some        Some        Most       All
  Avalon at Faxon Park                                   287        All         Some        Some        Some        All        All
  Avalon West                                            145        All         Some        Some        Some        All        Half
  Avalon Oaks                                            355        All         Some        Some        Some        All        All
  Avalon Essex                                           259        All         None        Some        Some        All        All
  Avalon at Center Place                                 345        All         None        None        None        Half       Some

                                                                       Non-                 Homes w/
                                                                      direct     Direct     pre-wired
                                             Built-in                 access     access     security
                                             bookcases    Carports    garages    garages     systems
-------------------------------------        ---------    --------   --------    -------    ---------
 SOUTHERN CALIFORNIA
 Los Angeles, CA
  Avalon Woodland Hills                         None        No         No         No          None
  Avalon at Media Center                        None        Yes        Yes        No          None
  Avalon Westside Terrace                       Some        No         No         No          None
  Arbor Heights                                 None        Yes        Yes        No          None
  Avalon at Warner Center                       None        Yes        No         No          None
  TimberWood                                    None        Yes        No         No          None

 Orange County, CA
  Avalon Huntington Beach                       None        Yes        Yes        No          None
  Avalon at Pacific Bay                         None        Yes        Yes        No          None
  Avalon at South Coast                         None        Yes        Yes        No          None
  Avalon Santa Margarita                        None        Yes        Yes        No          None
  Amberway                                      None        Yes        Yes        No          None
  Avalon at Laguna Niguel                       None        Yes        No         No          None
  Avalon Newport                                Some        Yes        Yes        No          None
  Avalon Mission Viejo                          None        Yes        Yes        No          None

 San Diego, CA
  Avalon at Mission Bay                         None        No         Yes        No          None
  Avalon at Cortez Hill                         None        No         No         Yes         None
  Avalon at Mission Ridge                       None        No         Yes        No          None
  Avalon at Penasquitos Hills                   All         Yes        No         No          None

 PACIFIC NORTHWEST
 Portland, OR
  Avalon at Waterhouse Place                    None        Yes        Yes        No          None
  Avalon Palladia                               None        Yes        Yes        Yes         Yes

 Seattle, WA
  Avalon at Bear Creek                          Some        Yes        Yes        Yes         All
  Avalon Redmond Place                          None        Yes        Yes        No          None
  Avalon Greenbriar                             Some        Yes        No         No          None
  Avalon RockMeadow                             Some        Yes        Yes        Yes         Yes
  Avalon ParcSquare                             None        No         No         No          Yes
  Avalon WildReed                               Some        Yes        Yes        No          Yes
  Avalon HighGrove                              Some        Yes        Yes        Yes         Yes

 NORTHEAST
 Boston, MA
  Avalon at Prudential Center                   None        No         No         No          None
  Longwood Towers                               Some        No         No         No          Some
  Avalon Summit                                 None        No         Yes        No          None
  Avalon at Lexington                           None        Yes        Yes        No          All
  Avalon at Faxon Park                          None        No         Yes        No          All
  Avalon West                                   None        No         Yes        Yes         All
  Avalon Oaks                                   None        No         Yes        No          All
  Avalon Essex                                  None        No         Yes        Yes         All
  Avalon at Center Place                        None        No         No         No          None

   Features and Recreational Amenities - Current and Development Communities

                                                  1 BR              2BR                  3BR
                                                 --------   --------------------  ------------------
                                                                                                         Studios /
                                                 1/1.5 BA   1/1.5 BA  2/2.5/3 BA  2/2.5 BA       3BA   efficiencies  Other     Total
--------------------------------------------     --------   --------  ----------  --------   -------   ------------  -----     -----
 Fairfield-New Haven, CT
  Avalon Walk I & II                                  272        116        122         74        --         --        180      764
  Avalon Glen                                         124         --        114         --        --         --         --      238
  Avalon Gates                                        122         --        168         50        --         --         --      340
  Avalon Springs                                       --         --         70         32        --         --         --      102
  Avalon Valley                                       106         --        134         28        --         --         --      268
  Avalon Lake                                          36         --         46         --        --         24         29      135
  Avalon Corners                                      118         --         77         --        --         --         --      195
  Avalon Haven                                         44         60         --         24        --         --         --      128

 Hartford, CT
  Avalon Pavilions                                    472        168        220         72        --         --         --      932

 Long Island, NY
  Avalon Commons                                      128         40        112         32        --         --         --      312
  Avalon Towers                                        --         --         37          1         3          1         67      109
  Avalon Court                                         34         --         76         44        --         --         --      154
  Avalon Court North                                  138         54        118         --        30         --         --      340

 Northern New Jersey
  Avalon Cove                                         190         --        190         46         2         --         76      504
  The Tower at Avalon Cove                            147         24         74         24        --         --         --      269
  Avalon Crest                                         96         --        131         67        --         --         57      351

 Central New Jersey
  Avalon Watch                                        252         36        142         82        --         --         --      512
  Avalon Run East                                      64         --        106         36        --         --         --      206

 New York, NY
  Avalon Gardens                                      208         48        144        104        --         --         --      504
  Avalon View                                         115         47         62         64        --         --         --      288
  Avalon Green                                         25         24         56         --        --         --         --      105
  The Avalon                                           55          2         43         10        --         --         --      110
  Avalon Willow                                       150         77         --         --        --         --         --      227

 MID-ATLANTIC
 Baltimore, MD
  Avalon at Fairway Hills I & II                      283        223        154         60        --         --         --      720
  Avalon at Symphony Glen                              86         14         54         20        --         --         --      174
  Avalon Landing                                       65         18         57         --        --         --         18      158

 Washington, DC
  Avalon at Ballston - Vermont & Quincy Towers        333         37         84         --        --         --         --      454
  Avalon Crescent                                     186         26        346         --        --         --         --      558
  Avalon at Ballston - Washington Towers              205         28        111         --        --         --         --      344
  Avalon at Cameron Court                             208         --        168         --        --         --         84      460
  AutumnWoods                                         220         72         96         --        --         --         32      420
  Avalon at Fair Lakes                                 45         12        125         26        26         --         --      234
  Avalon at Dulles                                    104         40         76         --        16         --         --      236
  Avalon at Providence Park                            19         --        112          4        --         --          6      141
  Avalon at Fox Mill                                   --         --         92         73        --         --         --      165
  Avalon at Decoverly                                 156         --        104         64        44         --         --      368

                                                                  Washer &                                         Large    Balcony,
                                                                    dryer                                         storage    patio,
                                                      Parking    hook-ups or   Vaulted                          or walk-in  deck or
                                                       spaces      units      ceilings     Lofts     Fireplaces   closet    sunroom
-------------------------------------------------     -------    -----------  --------     -----     ----------  --------   -------
 Fairfield-New Haven, CT
  Avalon Walk I & II                                  1,528        All         Some        Some        Half        All       All
  Avalon Glen                                           400        Most        Some        Some        Some        Half      Most
  Avalon Gates                                          580        All         Some        Some        None        All       All
  Avalon Springs                                        153        All         Half        Half        Most        All       All
  Avalon Valley                                         626        All         Some        Some        Some        All       All
  Avalon Lake                                           382        All         Some        Some        Some        All       All
  Avalon Corners                                        273        All         Some        Some        Some        All       All
  Avalon Haven                                          256        All         None        Some        Some        All       All

 Hartford, CT
  Avalon Pavilions                                    1,631        All         Some        Some        Some        Most      All

 Long Island, NY
  Avalon Commons                                        538        All         Some        Some        Some        All       All
  Avalon Towers                                         198        All         None        None        None        All       Most
  Avalon Court                                          292        All         Some        Some        Some        All       All
  Avalon Court North                                    818        All         Some        Most        Some        All       All

 Northern New Jersey
  Avalon Cove                                           464        All         Some        Some        Some        All       Most
  The Tower at Avalon Cove                              263        All         None        None        None        Half      Some
  Avalon Crest                                          364        All         Some        Some        Some        All       All

 Central New Jersey
  Avalon Watch                                          768        Most        Some        None        Some        All       All
  Avalon Run East                                       345        All         Some        Some        Some        All       All

 New York, NY
  Avalon Gardens                                      1,008        All         Half        Half        Some        All       Most
  Avalon View                                           576        All         Some        Some        Some        Most      All
  Avalon Green                                          179        All         Some        Half        Some        All       All
  The Avalon                                            167        All         Some        Some        Some        Most      Half
  Avalon Willow                                         379        All         Some        Some        None        Most      All

 MID-ATLANTIC
 Baltimore, MD
  Avalon at Fairway Hills I & II                      1,137        All         Some        None        Some        Some      All
  Avalon at Symphony Glen                               266        All         Some        None        Most        All       All
  Avalon Landing                                        257        All         None        None        Most        Most      All

 Washington, DC
  Avalon at Ballston - Vermont & Quincy Towers          498        All         None        None        None        Most      All
  Avalon Crescent                                       662        All         Some        Some        Half        Most      All
  Avalon at Ballston - Washington Towers                415        All         None        None        Some        Most      All
  Avalon at Cameron Court                               736        All         Some        Some        Some        All       Most
  AutumnWoods                                           727        All         Some        None        Some        All       All
  Avalon at Fair Lakes                                  505        All         Half        None        Half        All       Most
  Avalon at Dulles                                      493        All         Some        None        Some        All       All
  Avalon at Providence Park                             287        All         None        None        Most        All       All
  Avalon at Fox Mill                                    343        All         Most        None        Most        All       All
  Avalon at Decoverly                                   584        All         Some        Some        Most        Most      All

                                                                          Non-                 Homes w/
                                                                         direct     Direct     pre-wired
                                                Built-in                 access     access     security
                                                bookcases    Carports    garages    garages     systems
-------------------------------------           ---------    --------   --------    -------    ---------
 Fairfield-New Haven, CT
  Avalon Walk I & II                               Some        Yes        No         No          Half
  Avalon Glen                                      None        Yes        Yes        No          Most
  Avalon Gates                                     None        Yes        Yes        No          All
  Avalon Springs                                   None        No         No         Yes         All
  Avalon Valley                                    None        Yes        Yes        No          All
  Avalon Lake                                      None        No         Yes        No          All
  Avalon Corners                                   None        No         Yes        No          All
  Avalon Haven                                     None        Yes        Yes        No          All

 Hartford, CT
  Avalon Pavilions                                 None        Yes        No         No          None

 Long Island, NY
  Avalon Commons                                   None        No         Yes        No          All
  Avalon Towers                                    None        No         No         Yes         All
  Avalon Court                                     None        No         No         Yes         All
  Avalon Court North                               None        No         Yes        Yes         All

 Northern New Jersey
  Avalon Cove                                      None        No         Yes        Some        All
  The Tower at Avalon Cove                         None        No         Yes        No          All
  Avalon Crest                                     None        No         Yes        Yes         All

 Central New Jersey
  Avalon Watch                                     None        No         Yes        No          None
  Avalon Run East                                  None        Yes        Yes        Yes         All

 New York, NY
  Avalon Gardens                                   None        Yes        Yes        Yes         All
  Avalon View                                      None        Yes        No         No          None
  Avalon Green                                     None        Yes        No         No          All
  The Avalon                                       None        No         Yes        No          All
  Avalon Willow                                    None        No         Yes        Yes         All

 MID-ATLANTIC
 Baltimore, MD
  Avalon at Fairway Hills I & II                   Some        No         No         No          None
  Avalon at Symphony Glen                          Half        No         No         No          None
  Avalon Landing                                   None        Yes        No         No          None

 Washington, DC
  Avalon at Ballston - Vermont & Quincy Towers     None        No         No         Yes         None
  Avalon Crescent                                  Some        No         Yes        Yes         All
  Avalon at Ballston - Washington Towers           None        No         No         Yes         None
  Avalon at Cameron Court                          None        No         Yes        Yes         All
  AutumnWoods                                      Some        Yes        No         No          None
  Avalon at Fair Lakes                             None        No         Yes        Yes         None
  Avalon at Dulles                                 Some        No         No         No          None
  Avalon at Providence Park                        None        No         No         No          None
  Avalon at Fox Mill                               None        No         No         Yes         All
  Avalon at Decoverly                              None        No         No         No          None

   Features and Recreational Amenities - Current and Development Communities

                                                  1 BR              2BR                  3BR
                                                 --------   --------------------  ------------------
                                                                                                         Studios /
                                                 1/1.5 BA   1/1.5 BA  2/2.5/3 BA  2/2.5 BA       3BA   efficiencies  Other     Total
--------------------------------------------     --------   --------  ----------  --------   -------   ------------  -----     -----
 Washington, DC - continued
  Avalon Knoll                                        136         55         81         28        --         --         --      300
  Avalon Fields I & II                                 74         32         84         32        --         --         66      288
  Avalon Fields I & II                                 --         27        105         --        --         --         --      132
  4100 Massachusetts Avenue                           160         70         --          3        --         27         48      308

 MIDWEST
 Chicago, IL
  Avalon at Danada Farms                               80         52        134         29        --         --         --      295
  Avalon at West Grove                                200        200         --         --        --         --         --      400
  Avalon at Stratford Green                            45          9        108         21        --         --          9      192
  200 Arlington Place                                 142         89        148         --        --         30         --      409

 Minneapolis, MN
  Avalon at Devonshire                                194         --        304         --        --         --         --      498
  Avalon at Edinburgh                                  56         --        114         26        --          2         --      198
  Avalon at Town Centre                               104         --        111         33        --         --         --      248
  Avalon at Town Square                                76         --         68         12        --         --          4      160
  Avalon at Woodbury                                   41         --        147         36        --         --         --      224

DEVELOPMENT COMMUNITIES

  Avalon at Florham Park                               46         --        107        117        --         --         --      270
  Avalon at Edgewater                                 158         --        190         60        --         --         --      408
  Avalon Bellevue                                     110         --         67         --        --         25         --      202
  Avalon at Arlington Square I                        211         20        226         53        --         --         --      510
  Avalon on the Sound                                 143         --        184         22        20         43         --      412
  Avalon Estates                                       66         16         80         --        --         --         --      162
  Avalon Harbor                                       159         --        130         20        --         14         --      323
  Avalon at Freehold                                   42         41        176         37        --         --         --      296
  Avalon at Belltown                                   64         --         20         --        --         16         --      100
  Avalon Towers on the Penensula                       90         --        115         --         6         --         --      211
  Avalon at Cahill Park                               118         --         94         --         6         --         --      218
  Avalon Riverview I                                  184         --        114         --        31         43         --      372

                                                                  Washer &                                         Large    Balcony,
                                                                    dryer                                         storage    patio,
                                                      Parking    hook-ups or   Vaulted                          or walk-in  deck or
                                                       spaces      units      ceilings     Lofts     Fireplaces   closet    sunroom
-------------------------------------------------     -------    -----------  --------     -----     ----------  --------   -------
 Washington, DC - continued
  Avalon Knoll                                          482        All         Some        None        Half        All         All
  Avalon Fields I & II                                  443        All         Some        Some        Half        All         Most
  Avalon Fields I & II                                  224        All         Some        Some        Half        All         All
  4100 Massachusetts Avenue                             330        All         None        None        Some        Most        All

 MIDWEST
 Chicago, IL
  Avalon at Danada Farms                                714        All         None        None        Some        All         Some
  Avalon at West Grove                                  860        None        None        None        None        None        All
  Avalon at Stratford Green                             437        All         None        None        Some        Most        Some
  200 Arlington Place                                   650        All         None        None        None        All         Some

 Minneapolis, MN
  Avalon at Devonshire                                  498        Most        Some        None        Some        Most        Most
  Avalon at Edinburgh                                   210        All         None        None        Some        Some        All
  Avalon at Town Centre                                 250        All         Some        None        Some        Some        All
  Avalon at Town Square                                 162        All         Some        None        Some        Some        All
  Avalon at Woodbury                                    513        All         None        None        Some        Some        Some

DEVELOPMENT COMMUNITIES

  Avalon at Florham Park                                611        All         Most        None        Some        All         Some
  Avalon at Edgewater                                   872        All         None        Some        Some        All         All
  Avalon Bellevue                                       304        All         None        Some        Some        All         All
  Avalon at Arlington Square I                          949        All         Some        Some        Some        All         Some
  Avalon on the Sound                                   645        Most        None        Some        None        Most        Some
  Avalon Estates                                        354        All         Some        Some        Some        All         All
  Avalon Harbor                                         543        All         Some        Some        Some        Most        All
  Avalon at Freehold                                    611        All         Some        Some        Some        All         All
  Avalon at Belltown                                    134        All         None        None        None        All         Some
  Avalon Towers on the Penensula                        512        All         None        None        None        Most        All
  Avalon at Cahill Park                                 283        All         Some        Some        Some        Most        All
  Avalon Riverview I                                    128        All         None        None        None        Most        Some

                                                                          Non-                 Homes w/
                                                                         direct     Direct     pre-wired
                                                Built-in                 access     access     security
                                                bookcases    Carports    garages    garages     systems
-------------------------------------           ---------    --------   --------    -------    ---------
 Washington, DC - continued
  Avalon Knoll                                        Some        No         No         No          None
  Avalon Fields I & II                                None        No         Yes        No          All
  Avalon Fields I & II                                Some        No         Yes        Yes         All
  4100 Massachusetts Avenue                           Some        No         Yes        No          None

 MIDWEST
 Chicago, IL
  Avalon at Danada Farms                              Some        No         No         Yes         None
  Avalon at West Grove                                None        Yes        No         No          None
  Avalon at Stratford Green                           Some        No         Yes        Yes         None
  200 Arlington Place                                 None        No         Yes        No          None

 Minneapolis, MN
  Avalon at Devonshire                                Some        No         Yes        Yes         None
  Avalon at Edinburgh                                 None        No         Yes        No          None
  Avalon at Town Centre                               None        No         Yes        No          None
  Avalon at Town Square                               None        No         Yes        No          None
  Avalon at Woodbury                                  None        No         No         Yes         None

DEVELOPMENT COMMUNITIES

  Avalon at Florham Park                              None        No         No         Yes         All
  Avalon at Edgewater                                 None        No         No         Yes         Some
  Avalon Bellevue                                     None        No         No         No          None
  Avalon at Arlington Square I                        Some        No         No         Yes         All
  Avalon on the Sound                                 None        No         Yes        No          Some
  Avalon Estates                                      None        No         Yes        Yes         All
  Avalon Harbor                                       None        No         No         No          All
  Avalon at Freehold                                  None        No         Yes        No          None
  Avalon at Belltown                                  None        No         No         No          Some
  Avalon Towers on the Penensula                      None        No         Yes        No          No
  Avalon at Cahill Park                               None        No         Yes        No          No
  Avalon Riverview I                                  None        No         Yes        No          Some

   Features and Recreational Amenities - Current and Development Communities

                                  (continued)

                                                               Community      Building
                                                Buildings      entrance       entrance      Under-    Aerobics
                                               w/ security    controlled    controlled      ground      dance                 Picnic
                                                systems        access         access       parking     studio     Car wash     area
--------------------------------------------   -----------    ----------    ----------     -------    --------    --------    ------
CURRENT COMMUNITIES (1)

 NORTHERN CALIFORNIA
 Oakland-East Bay, CA
  Waterford                                         Some           Yes            No           No         No         Yes          No
  Hampton Place                                     All            No             No           No         Yes        Yes          No
  Avalon Fremont                                    All            No             No          Yes         Yes        Yes          No
  Avalon Pleasanton                                 None           No             No           No         No         Yes          No
  Avalon Dublin                                     None           No             No           No         No         Yes         Yes
  Avalon Willow Creek                               Some           Yes            No           No         No         Yes         Yes
  Avalon at Union Square                            None           Yes            No           No         No          No          No

 San Francisco, CA
  Crown Ridge                                       None           No             No          Yes         No          No          No
  Avalon at Sunset Towers                           All            Yes           Yes          Yes         No         Yes         Yes
  Avalon at Nob Hill                                None           Yes           Yes          Yes         No          No         Yes
  Avalon at Diamond Heights                         None           No            Yes          Yes         No          No          No
  Avalon Towers by the Bay                          None           Yes           Yes          Yes         No          No          No
  Crossbrook                                        None           No             No           No         No          No         Yes
  Avalon at Cedar Ridge                             None           No             No           No         No          No          No
  Avalon Foster City                                Some           No             No           No         No         Yes          No
  Avalon Pacifica                                   None           No             No           No         No          No          No

 San Jose, CA
  Avalon Silicon Valley                             Some           Yes           Yes          Yes         Yes         No         Yes
  Avalon at Blossom Hill                            None           Yes           Yes           No         No         Yes          No
  Avalon Campbell                                   Some           Yes           Yes          Yes         Yes         No         Yes
  CountryBrook                                      None           Yes            No           No         No         Yes          No
  Avalon at Pruneyard                               None           No             No           No         No          No         Yes
  Avalon at Creekside                               Some           No             No           No         No          No         Yes
  Avalon at River Oaks                              None           No             No           No         No          No         Yes
  Avalon at Parkside                                None           No             No          Yes         No          No         Yes
  San Marino                                        None           Yes            No           No         No         Yes          No
  Avalon Sunnyvale                                  None           No             No          Yes         Yes        Yes         Yes
  Avalon at Foxchase                                None           No             No          Yes         No         Yes          No
  Fairway Glen                                      Some           No             No           No         No         Yes         Yes
  Avalon Cupertino                                  None           Yes           Yes          Yes         No          No          No
  Avalon on the Alameda                             All            Yes           Yes          Yes         No          No          No
  Avalon Rosewalk                                   None           Yes            No           No         Yes         No         Yes
  Avalon Rosewalk II                                None           Yes            No           No         Yes         No         Yes

                             Walking /              Sauna /    Tennis                  Fitness       Sand
                             jogging      Pool    whirlpool     court    Racquetball    center    volleyball
---------------------------  ---------    ----    ---------    ------    -----------   -------    ----------
URRENT COMMUNITIES (1)

NORTHERN CALIFORNIA
Oakland-East Bay, CA
 Waterford                        No       Yes        Yes         No         No           Yes         No
 Hampton Place                    No       Yes        Yes         No         No           Yes         No
 Avalon Fremont                   No       Yes        Yes         No         No           Yes         No
 Avalon Pleasanton                No       Yes        Yes         No         No           Yes         No
 Avalon Dublin                    No       Yes        Yes         No         No           Yes         Yes
 Avalon Willow Creek              No       Yes        Yes         No         No           Yes         No
 Avalon at Union Square           No       Yes         No         No         No           Yes         No

San Francisco, CA
 Crown Ridge                      Yes      Yes        Yes         No         No           Yes         No
 Avalon at Sunset Towers          No       No          No         No         No           No          No
 Avalon at Nob Hill               No       No          No         No         No           Yes         No
 Avalon at Diamond Heights        No       Yes        Yes         No         No           Yes         No
 Avalon Towers by the Bay         No       No         Yes         No         No           Yes         No
 Crossbrook                       Yes      Yes        Yes         No         No           Yes         No
 Avalon at Cedar Ridge            No       Yes        Yes         No         No           Yes         No
 Avalon Foster City               Yes      Yes         No         No         No           No          No
 Avalon Pacifica                  No       Yes         No         No         No           Yes         No

San Jose, CA
 Avalon Silicon Valley            No       Yes        Yes        Yes         No           Yes         No
 Avalon at Blossom Hill           No       Yes        Yes         No         No           Yes         No
 Avalon Campbell                  Yes      Yes        Yes         No         No           Yes         Yes
 CountryBrook                     No       Yes        Yes         No         No           Yes         No
 Avalon at Pruneyard              No       Yes        Yes         No         No           Yes         Yes
 Avalon at Creekside              Yes      Yes         No        Yes         No           Yes         Yes
 Avalon at River Oaks             No       Yes        Yes         No         No           Yes         No
 Avalon at Parkside               No       Yes        Yes         No         No           Yes         No
 San Marino                       No       Yes        Yes         No         No           Yes         No
 Avalon Sunnyvale                 No       Yes        Yes         No         No           Yes         No
 Avalon at Foxchase               No       Yes        Yes         No         No           Yes         No
 Fairway Glen                     No       Yes        Yes         No         No           Yes         No
 Avalon Cupertino                 No       Yes        Yes         No         No           Yes         No
 Avalon on the Alameda            No       Yes        Yes         No         No           Yes         No
 Avalon Rosewalk                  Yes      Yes        Yes         No         No           Yes         No
 Avalon Rosewalk II               Yes      Yes        Yes         No         No           No          No

                                   Indoor
                                  outdoor       Clubhouse /
                                 basketball      clubroom      Business    Totlot     Concierge
------------------------------   ----------     -----------    --------    ------     ---------

URRENT COMMUNITIES (1)

NORTHERN CALIFORNIA
Oakland-East Bay, CA
 Waterford                             Yes          No            No         Yes          No
 Hampton Place                         No          Yes            No          No          No
 Avalon Fremont                        No          Yes            No          No          No
 Avalon Pleasanton                     Yes          No            Yes        Yes          No
 Avalon Dublin                         Yes          No            Yes         No          No
 Avalon Willow Creek                   No           No            No          No          No
 Avalon at Union Square                No           No            No          No          No

San Francisco, CA
 Crown Ridge                           No           No            Yes         No          No
 Avalon at Sunset Towers               No           No            No          No          No
 Avalon at Nob Hill                    No           No            No          No          Yes
 Avalon at Diamond Heights             No          Yes            No          No          No
 Avalon Towers by the Bay              No          Yes            Yes         No          Yes
 Crossbrook                            No           No            No         Yes          No
 Avalon at Cedar Ridge                 No          Yes            No          No          No
 Avalon Foster City                    No          Yes            No         Yes          No
 Avalon Pacifica                       No           No            No          No          No

San Jose, CA
 Avalon Silicon Valley                 Yes         Yes            Yes        Yes          Yes
 Avalon at Blossom Hill                No           No            Yes         No          No
 Avalon Campbell                       No           No            Yes        Yes          No
 CountryBrook                          No           No            No          No          No
 Avalon at Pruneyard                   Yes          No            Yes         No          No
 Avalon at Creekside                   Yes         Yes            Yes         No          No
 Avalon at River Oaks                  No           No            Yes         No          No
 Avalon at Parkside                    Yes         Yes            Yes        Yes          No
 San Marino                            No           No            No         Yes          No
 Avalon Sunnyvale                      No           No            Yes        Yes          No
 Avalon at Foxchase                    No           No            No          No          No
 Fairway Glen                          No           No            No         Yes          No
 Avalon Cupertino                      No           No            Yes         No          No
 Avalon on the Alameda                 No           No            No          No          No
 Avalon Rosewalk                       No           No            Yes         No          No
 Avalon Rosewalk II                    No           No            No          No          No

   Features and Recreational Amenities - Current and Development Communities

                                  (continued)

                                                               Community      Building
                                                Buildings      entrance       entrance      Under-    Aerobics
                                               w/ security    controlled    controlled      ground      dance                 Picnic
                                                systems        access         access       parking     studio     Car wash     area
--------------------------------------------   -----------    ----------    ----------     -------    --------    --------    ------
 SOUTHERN CALIFORNIA
 Los Angeles, CA
  Avalon Woodland Hills                             None           Yes            No          Yes          No         No        Yes
  Avalon at Media Center                            None           No             No          Yes          No        Yes         No
  Avalon Westside Terrace                           None           Yes           Yes          Yes         Yes        Yes        Yes
  Arbor Heights                                     None           Yes            No          No          Yes         No         No
  Avalon at Warner Center                           None           Yes            No          Yes          No        Yes         No
  TimberWood                                        Some           Yes            No          No          Yes         No         No

 Orange County, CA
  Avalon Huntington Beach                           None           Yes           Yes          Yes         Yes         No         No
  Avalon at Pacific Bay                             None           Yes            No          Yes         Yes         No         No
  Avalon at South Coast                             None           Yes           Yes          Yes          No         No         No
  Avalon Santa Margarita                            None           No             No          No          Yes         No         No
  Amberway                                          None           Yes            No          No           No         No         No
  Avalon at Laguna Niguel                           None           No             No          No          Yes         No        Yes
  Avalon Newport                                    None           No             No          Yes          No         No         No
  Avalon Mission Viejo                              None           Yes            No          Yes          No         No         No

 San Diego, CA
  Avalon at Mission Bay                             None           Yes           Yes          Yes          No        Yes        Yes
  Avalon at Cortez Hill                             All            Yes           Yes          Yes          No        Yes         No
  Avalon at Mission Ridge                           Some           No             No          No          Yes         No         No
  Avalon at Penasquitos Hills                       None           No             No          Yes         Yes         No         No

 PACIFIC NORTHWEST
 Portland, OR
  Avalon at Waterhouse Place                        None           No            Yes          No          Yes         No         No
  Avalon Palladia                                   None           No            Yes          Yes         Yes         No         No

 Seattle, WA
  Avalon at Bear Creek                              All            Yes           Yes          Yes         Yes         No         No
  Avalon Redmond Place                              None           No            Yes          No          Yes         No         No
  Avalon Greenbriar                                 None           No            Yes          No          Yes        Yes         No
  Avalon RockMeadow                                 None           No            Yes          Yes         Yes         No         No
  Avalon ParcSquare                                 None           Yes           Yes          Yes          No        Yes        Yes
  Avalon WildReed                                   None           No            Yes          Yes         Yes         No         No
  Avalon HighGrove                                  None           No            Yes          Yes         Yes         No         No

 NORTHEAST
 Boston, MA
  Avalon at Prudential Center                       None           No            Yes          No           No        Yes        Yes
  Longwood Towers                                   None           No            Yes          No          Yes         No         No
  Avalon Summit                                     None           No             No          No           No        Yes         No
  Avalon at Lexington                               None           No            Yes          No          Yes        Yes         No
  Avalon at Faxon Park                              None           No            Yes          No          Yes        Yes         No
  Avalon West                                       None           No            Yes          No          Yes        Yes         No
  Avalon Oaks                                       None           No            Yes          No          Yes        Yes         No
  Avalon Essex                                      None           No            Yes          No           No        Yes         No
  Avalon at Center Place                            None           Yes           Yes          No           No        Yes        Yes

                                   Walking /              Sauna /    Tennis                  Fitness       Sand
                                   jogging      Pool    whirlpool     court    Racquetball    center    volleyball
---------------------------        ---------    ----    ---------    ------    -----------   -------    ----------

 SOUTHERN CALIFORNIA
 Los Angeles, CA
  Avalon Woodland Hills               No         No         No        No          Yes           Yes          No
  Avalon at Media Center              No         No        Yes        No          Yes            No          No
  Avalon Westside Terrace             No         No         No        No          Yes           Yes         Yes
  Arbor Heights                       No         No         No        No          Yes           Yes          No
  Avalon at Warner Center             No         No         No        No          Yes           Yes         Yes
  TimberWood                          No         No         No        No          Yes            No          No

 Orange County, CA
  Avalon Huntington Beach             No         No        Yes        No          Yes           Yes          No
  Avalon at Pacific Bay               No         No         No        No          Yes           Yes          No
  Avalon at South Coast               No        Yes         No        No          Yes           Yes         Yes
  Avalon Santa Margarita              No         No        Yes        Yes         Yes           Yes          No
  Amberway                            No         No         No        No          Yes           Yes          No
  Avalon at Laguna Niguel             No         No         No        No          Yes           Yes          No
  Avalon Newport                      No        Yes         No        No          Yes           Yes          No
  Avalon Mission Viejo                No         No         No        Yes         Yes           Yes          No

 San Diego, CA
  Avalon at Mission Bay               Yes       Yes         No        No          Yes           Yes         Yes
  Avalon at Cortez Hill               No         No         No        Yes         Yes           Yes         Yes
  Avalon at Mission Ridge             No         No        Yes        No          Yes           Yes          No
  Avalon at Penasquitos Hills         No         No        Yes        Yes         Yes           Yes         Yes

 PACIFIC NORTHWEST
 Portland, OR
  Avalon at Waterhouse Place          No         No        Yes        Yes         Yes           Yes          No
  Avalon Palladia                     No         No        Yes        Yes         Yes           Yes          No

 Seattle, WA
  Avalon at Bear Creek                No         No        Yes        Yes         Yes           Yes          No
  Avalon Redmond Place                No        Yes         No        Yes         Yes           Yes          No
  Avalon Greenbriar                   No         No        Yes        No          Yes           Yes          No
  Avalon RockMeadow                   No         No        Yes        No          Yes           Yes          No
  Avalon ParcSquare                   No         No         No        Yes         No             No          No
  Avalon WildReed                     No         No        Yes        Yes         Yes           Yes          No
  Avalon HighGrove                    No         No         No        No          Yes           Yes          No

 NORTHEAST
 Boston, MA
  Avalon at Prudential Center         No         No        Yes        No          No             No          No
  Longwood Towers                     Yes        No        Yes        No          No             No          No
  Avalon Summit                       No         No        Yes        No          Yes            No          No
  Avalon at Lexington                 No         No        Yes        No          Yes            No          No
  Avalon at Faxon Park                No         No        Yes        No          Yes           Yes          No
  Avalon West                         No         No        Yes        No          Yes            No          No
  Avalon Oaks                         No         No        Yes        No          Yes           Yes          No
  Avalon Essex                        No         No        Yes        No          Yes           Yes          No
  Avalon at Center Place              No        Yes        Yes        No          Yes            No          No

                                     Indoor
                                    outdoor        Clubhouse /
                                   basketball       clubroom       Business    Totlot     Concierge
------------------------------     ----------      -----------     --------    ------     ---------
 SOUTHERN CALIFORNIA
 Los Angeles, CA
  Avalon Woodland Hills                 No              Yes            No         No          No
  Avalon at Media Center                No              Yes            No         No          No
  Avalon Westside Terrace               No              Yes            No         Yes         No
  Arbor Heights                         No              Yes            No         No          No
  Avalon at Warner Center               No              Yes            No         No          No
  TimberWood                            No              Yes            No         No          No

 Orange County, CA
  Avalon Huntington Beach               No              Yes            No         No          No
  Avalon at Pacific Bay                 No              Yes            No         No          No
  Avalon at South Coast                 No              Yes            Yes        No          No
  Avalon Santa Margarita                No              Yes            No         No          No
  Amberway                              No              Yes            No         No          No
  Avalon at Laguna Niguel               No              Yes            No         No          No
  Avalon Newport                        No              Yes            No         No          No
  Avalon Mission Viejo                  No              Yes            No         No          No

 San Diego, CA
  Avalon at Mission Bay                 No              Yes            Yes        Yes         No
  Avalon at Cortez Hill                 No              Yes            No         No          No
  Avalon at Mission Ridge               No              Yes            No         No          No
  Avalon at Penasquitos Hills          Yes              Yes            Yes        No          No

 PACIFIC NORTHWEST
 Portland, OR
  Avalon at Waterhouse Place            No              Yes            No         No          No
  Avalon Palladia                       No              Yes            No         No          No

 Seattle, WA
  Avalon at Bear Creek                  No              Yes            No         No          No
  Avalon Redmond Place                  No              Yes            No         No          No
  Avalon Greenbriar                     No              Yes            No         Yes         No
  Avalon RockMeadow                     No              Yes            No         No          No
  Avalon ParcSquare                     No              Yes            No         No          No
  Avalon WildReed                       No              Yes            No         No          No
  Avalon HighGrove                      No              Yes            No         No          No

 NORTHEAST
 Boston, MA
  Avalon at Prudential Center           No              No             No         No          Yes
  Longwood Towers                       No              Yes            No         No          Yes
  Avalon Summit                         No              Yes            No         No          No
  Avalon at Lexington                   No              Yes            No         Yes         No
  Avalon at Faxon Park                  No              Yes            No         No          No
  Avalon West                           No              No             No         Yes         No
  Avalon Oaks                           No              Yes            No         No          No
  Avalon Essex                          No              Yes            No         No          No
  Avalon at Center Place                No              Yes            No         No          Yes

   Features and Recreational Amenities - Current and Development Communities

                                  (continued)

                                                               Community      Building
                                                Buildings      entrance       entrance      Under-    Aerobics
                                               w/ security    controlled    controlled      ground      dance                 Picnic
                                                systems        access         access       parking     studio     Car wash     area
--------------------------------------------   -----------    ----------    ----------     -------    --------    --------    ------
 Fairfield-New Haven, CT
  Avalon Walk I & II                                None           No             No           No        Yes         No         Yes
  Avalon Glen                                       None           No            Yes          Yes        No          No          No
  Avalon Gates                                      None           Yes            No           No        No          No         Yes
  Avalon Springs                                    All            No             No           No        No          No         Yes
  Avalon Valley                                     None           No             No           No        No          No         Yes
  Avalon Lake                                       None           No             No           No        No          No         Yes
  Avalon Corners                                    All            Yes           Yes          Yes        No          No         Yes
  Avalon Haven                                      None           No             No           No        No          No         Yes

 Hartford, CT
  Avalon Pavilions                                  None           No             No           No        Yes         No         Yes

 Long Island, NY
  Avalon Commons                                    All            No            Yes           No        No          No         Yes
  Avalon Towers                                     All            No             No          Yes        No         Yes          No
  Avalon Court                                      All            Yes           Yes           No        No          No         Yes
  Avalon Court North                                All            No            Yes           No        No         Yes         Yes

 Northern New Jersey
  Avalon Cove                                       All            Yes           Yes           No        No          No         Yes
  The Tower at Avalon Cove                          All            No            Yes           No        No          No         Yes
  Avalon Crest                                      All            Yes           Yes           No        No          No          No

 Central New Jersey
  Avalon Watch                                      None           No            Yes           No        No          No         Yes
  Avalon Run East                                   None           No             No           No        No          No         Yes

 New York, NY
  Avalon Gardens                                    All            No             No           No        No          No         Yes
  Avalon View                                       None           No             No           No        No          No         Yes
  Avalon Green                                      All            No             No           No        No          No          No
  The Avalon                                        All            No            Yes          Yes        No          No          No
  Avalon Willow                                     All            Yes           Yes          Yes        No          No         Yes

 MID-ATLANTIC
 Baltimore, MD
  Avalon at Fairway Hills I & II                    None           No             No           No        No         Yes         Yes
  Avalon at Symphony Glen                           None           No             No           No        No         Yes         Yes
  Avalon Landing                                    None           No             No           No        No         Yes         Yes

 Washington, DC
  Avalon at Ballston - Vermont & Quincy Towers      None           Yes           Yes          Yes        No          No         Yes
  Avalon Crescent                                   None           Yes            No           No        Yes        Yes         Yes
  Avalon at Ballston - Washington Towers            None           Yes           Yes          Yes        No          No         Yes
  Avalon at Cameron Court                           All            Yes            No           No        Yes        Yes         Yes
  AutumnWoods                                       None           No             No           No        No         Yes         Yes
  Avalon at Fair Lakes                              None           Yes            No           No        No         Yes         Yes
  Avalon at Dulles                                  None           No             No           No        No         Yes          No
  Avalon at Providence Park                         None           No             No           No        No         Yes          No
  Avalon at Fox Mill                                None           No             No           No        No         Yes         Yes
  Avalon at Decoverly                               None           No             No           No        No         Yes         Yes

                                            Walking /                  Sauna /      Tennis                  Fitness          Sand
                                            jogging         Pool     whirlpool       court   Racquetball     center       volleyball
---------------------------                 ---------       ----     ---------      ------   -----------    -------       ----------
 Fairfield-New Haven, CT
  Avalon Walk I & II                            Yes         Yes          No           Yes         Yes          Yes            No
  Avalon Glen                                   No          Yes          No            No         Yes          Yes            No
  Avalon Gates                                  No          Yes          No            No         Yes          Yes            Yes
  Avalon Springs                                Yes         Yes          No            No          No          Yes            No
  Avalon Valley                                 No          Yes          No            No          No          Yes            No
  Avalon Lake                                   No          Yes          No            No          No          Yes            No
  Avalon Corners                                No          Yes          No            No          No          Yes            No
  Avalon Haven                                  No          Yes          No            No          No          Yes            No

 Hartford, CT
  Avalon Pavilions                              No          Yes          No           Yes         Yes          Yes            Yes

 Long Island, NY
  Avalon Commons                                No          Yes          No            No          No          Yes            No
  Avalon Towers                                 No          Yes          No            No          No          Yes            No
  Avalon Court                                  No          Yes          No            No          No          Yes            No
  Avalon Court North                            Yes         Yes          No            No         Yes          Yes            No

 Northern New Jersey
  Avalon Cove                                   Yes         Yes          No           Yes         Yes          Yes            No
  The Tower at Avalon Cove                      Yes         Yes          No           Yes         Yes          Yes            No
  Avalon Crest                                  No          Yes          No            No          No          Yes            No

 Central New Jersey
  Avalon Watch                                  No          Yes          No           Yes         Yes          Yes            No
  Avalon Run East                               Yes         Yes          No            No          No          Yes            No

 New York, NY
  Avalon Gardens                                No          Yes          No           Yes         Yes          Yes            Yes
  Avalon View                                   No          Yes          No           Yes          No          Yes            No
  Avalon Green                                  No          Yes          No            No          No          No             Yes
  The Avalon                                    No          No           No            No          No          Yes            No
  Avalon Willow                                 No          Yes          No            No         Yes          Yes            No

 MID-ATLANTIC
 Baltimore, MD
  Avalon at Fairway Hills I & II                No          Yes          No           Yes         Yes          Yes            No
  Avalon at Symphony Glen                       Yes         Yes          No            No          No          Yes            No
  Avalon Landing                                Yes         Yes          No            No          No          Yes            No

 Washington, DC
  Avalon at Ballston - Vermont & Quincy Towers  No          Yes         Yes            No          No          Yes            No
  Avalon Crescent                               Yes         Yes          No            No          No          Yes            No
  Avalon at Ballston - Washington Towers        No          Yes          No           Yes          No          Yes            No
  Avalon at Cameron Court                       No          Yes         Yes            No          No          Yes            Yes
  AutumnWoods                                   Yes         Yes          No           Yes          No          Yes            Yes
  Avalon at Fair Lakes                          No          Yes          No           Yes          No          Yes            No
  Avalon at Dulles                              Yes         Yes         Yes           Yes          No          Yes            No
  Avalon at Providence Park                     No          Yes          No            No          No          Yes            No
  Avalon at Fox Mill                            No          Yes          No            No          No          Yes            No
  Avalon at Decoverly                           Yes         Yes          No           Yes         Yes          Yes            No

                                                     Indoor
                                                    outdoor        Clubhouse /
                                                   basketball       clubroom       Business      Totlot         Concierge
------------------------------                     ----------      -----------     --------      ------         ---------
 Fairfield-New Haven, CT
  Avalon Walk I & II                                   Yes               Yes          No            Yes             No
  Avalon Glen                                          No                Yes          No             No             Yes
  Avalon Gates                                         Yes               Yes          No            Yes             No
  Avalon Springs                                       No                Yes          No            Yes             No
  Avalon Valley                                        Yes               Yes          No            Yes             No
  Avalon Lake                                          No                 No          No             No             No
  Avalon Corners                                       No                Yes          Yes            No             Yes
  Avalon Haven                                         No                Yes          No            Yes             No

 Hartford, CT
  Avalon Pavilions                                     Yes               Yes          No            Yes             No

 Long Island, NY
  Avalon Commons                                       Yes               Yes          Yes           Yes             No
  Avalon Towers                                        No                Yes          No             No             Yes
  Avalon Court                                         No                Yes          No            Yes             No
  Avalon Court North                                   Yes               Yes          Yes           Yes             No

 Northern New Jersey
  Avalon Cove                                          Yes               Yes          Yes           Yes             Yes
  The Tower at Avalon Cove                             Yes               Yes          Yes           Yes             Yes
  Avalon Crest                                         Yes               Yes          Yes            No             No

 Central New Jersey
  Avalon Watch                                         Yes               Yes          No            Yes             No
  Avalon Run East                                      No                Yes          No            Yes             No

 New York, NY
  Avalon Gardens                                       Yes               Yes          Yes           Yes             Yes
  Avalon View                                          Yes               Yes          No            Yes             No
  Avalon Green                                         No                Yes          No             No             No
  The Avalon                                           No                Yes          Yes            No             Yes
  Avalon Willow                                        No                Yes          Yes            No             Yes

 MID-ATLANTIC
 Baltimore, MD
  Avalon at Fairway Hills I & II                       No                Yes          Yes           Yes             No
  Avalon at Symphony Glen                              No                Yes          No            Yes             No
  Avalon Landing                                       No                Yes          No             No             No

 Washington, DC
  Avalon at Ballston - Vermont & Quincy Towers         No                Yes          No             No             No
  Avalon Crescent                                      No                Yes          Yes           Yes             Yes
  Avalon at Ballston - Washington Towers               No                Yes          No             No             Ye
  Avalon at Cameron Court                              Yes               Yes          Yes            No             No
  AutumnWoods                                          Yes               Yes          No            Yes             No
  Avalon at Fair Lakes                                 No                Yes          Yes            No             No
  Avalon at Dulles                                     No                Yes          No             No             No
  Avalon at Providence Park                            No                Yes          Yes            No             No
  Avalon at Fox Mill                                   No                Yes          No            Yes             No
  Avalon at Decoverly                                  Yes               Yes          No            Yes             No

   Features and Recreational Amenities - Current and Development Communities

                                  (continued)

                                                               Community      Building
                                                Buildings      entrance       entrance      Under-    Aerobics
                                               w/ security    controlled    controlled      ground      dance                 Picnic
                                                systems        access         access       parking     studio     Car wash     area
--------------------------------------------   -----------    ----------    ----------     -------    --------    --------    ------
 Washington, DC - continued                         None           No            Yes           No        No          Yes        Yes
  Avalon Knoll                                      All            No             No           No        No          Yes        Yes
  Avalon Fields I & II                              None           Yes            No           No        No          Yes        Yes
  Avalon Fields I & II                              None           Yes           Yes          Yes        No           No         No
  4100 Massachusetts Avenue

 MIDWEST
 Chicago, IL                                        None           No             No           No        No           No         No
  Avalon at Danada Farms                            None           No            Yes           No        No           No        Yes
  Avalon at West Grove                              None           No             No           No        No          Yes        Yes
  Avalon at Stratford Green                         None           No            Yes           No        No           No         No
  200 Arlington Place

 Minneapolis, MN                                    None           No            Yes          Yes        No          Yes        Yes
  Avalon at Devonshire                              None           No            Yes          Yes        No          Yes        Yes
  Avalon at Edinburgh                               None           No            Yes          Yes        No          Yes        Yes
  Avalon at Town Centre                             None           No            Yes          Yes        No          Yes        Yes
  Avalon at Town Square                             None           No             No           No        No           No         No
  Avalon at Woodbury

DEVELOPMENT COMMUNITIES

  Avalon at Florham Park                            None           No             No           No        No           No         No
  Avalon at Edgewater                               All            Yes           Yes          Yes        No           No         No
  Avalon Bellevue                                   None           No            Yes          Yes        No           No         No
  Avalon at Arlington Square I                      None           No            Yes           No        No           No        Yes
  Avalon on the Sound                               All            Yes           Yes           No        No           No        Yes
  Avalon Estates                                    None           No             No           No        No           No        Yes
  Avalon Harbor                                     All            Yes           Yes          Yes        No           No        Yes
  Avalon at Freehold                                None           No             No           No        No           No        Yes
  Avalon at Belltown                                None           Yes           Yes          Yes        No           No         No
  Avalon Towers on the Penensula                    Yes            Yes           Yes          Yes        No          Yes        Yes
  Avalon at Cahill Park                             Yes            Yes           Yes          Yes        Yes          No         No
  Avalon Riverview I                                All            Yes           Yes           No        No           No        Yes

                                            Walking /                  Sauna /      Tennis                  Fitness          Sand
                                            jogging         Pool     whirlpool       court   Racquetball     center       volleyball
---------------------------                 ---------       ----     ---------      ------   -----------    -------       ----------
 Washington, DC - continued                     Yes         Yes          No           Yes          No          Yes            No
  Avalon Knoll                                  No          Yes          No            No          No          Yes            No
  Avalon Fields I & II                          No          Yes          No            No          No          Yes            No
  Avalon Fields I & II                          Yes         Yes          No            No          No          Yes            No
  4100 Massachusetts Avenue

 MIDWEST
 Chicago, IL                                    No          Yes          No            No          No          Yes            No
  Avalon at Danada Farms                        No          Yes         Yes            No         Yes          Yes            No
  Avalon at West Grove                          Yes         Yes          No            No          No          No             No
  Avalon at Stratford Green                     No          Yes          No            No          No          Yes            No
  200 Arlington Place

 Minneapolis, MN                                Yes         Yes          No           Yes          No          Yes            No
  Avalon at Devonshire                          Yes         Yes         Yes            No          No          Yes            No
  Avalon at Edinburgh                           Yes         Yes         Yes           Yes          No          Yes            Yes
  Avalon at Town Centre                         Yes         Yes         Yes           Yes          No          Yes            Yes
  Avalon at Town Square                         Yes         Yes          No            No          No          Yes            No
  Avalon at Woodbury

DEVELOPMENT COMMUNITIES

  Avalon at Florham Park                        No          Yes          No            No          No          Yes            No
  Avalon at Edgewater                           No          Yes          No            No          No          Yes            No
  Avalon Bellevue                               No          No           No            No          No          Yes            No
  Avalon at Arlington Square I                  No          Yes          No            No          No          Yes            No
  Avalon on the Sound                           Yes         Yes          No            No          No          Yes            No
  Avalon Estates                                Yes         Yes         Yes            No          No          Yes            No
  Avalon Harbor                                 Yes         Yes          No            No         Yes          Yes            No
  Avalon at Freehold                            No          Yes          No            No          No          Yes            No
  Avalon at Belltown                            No          No           No            No          No          Yes            No
  Avalon Towers on the Penensula                No          Yes         Yes            No          No          Yes            No
  Avalon at Cahill Park                         No          Yes         Yes            No          No          Yes            No
  Avalon Riverview I                            Yes         No           No            No          No          Yes            No

                                                     Indoor
                                                    outdoor        Clubhouse /
                                                   basketball       clubroom       Business      Totlot         Concierge
------------------------------                     ----------      -----------     --------      ------         ---------
 Washington, DC - continued                            Yes                No          No           Yes             No
  Avalon Knoll                                         No                Yes          No           Yes             No
  Avalon Fields I & II                                 No                Yes          No           Yes             No
  Avalon Fields I & II                                 No                Yes          No            No             No
  4100 Massachusetts Avenue

 MIDWEST
 Chicago, IL                                           No                Yes          Yes           No             Yes
  Avalon at Danada Farms                               No                Yes          Yes          Yes             No
  Avalon at West Grove                                 No                Yes          No            No             Yes
  Avalon at Stratford Green                            No                Yes          No            No             No
  200 Arlington Place

 Minneapolis, MN                                       No                Yes          No            No             No
  Avalon at Devonshire                                 No                Yes          No            No             No
  Avalon at Edinburgh                                  No                Yes          No           Yes             No
  Avalon at Town Centre                                No                Yes          No           Yes             No
  Avalon at Town Square                                No                 No          No            No             No
  Avalon at Woodbury

DEVELOPMENT COMMUNITIES

  Avalon at Florham Park                               No                Yes          No            No             No
  Avalon at Edgewater                                  No                Yes          Yes           No             Yes
  Avalon Bellevue                                      No                Yes          Yes           No             Yes
  Avalon at Arlington Square I                         Yes               Yes          Yes          Yes             No
  Avalon on the Sound                                  Yes               Yes          Yes           No             Yes
  Avalon Estates                                       No                 No          Yes          Yes             No
  Avalon Harbor                                        Yes               Yes          Yes           No             Yes
  Avalon at Freehold                                   No                Yes          Yes          Yes             No
  Avalon at Belltown                                   No                Yes          No            No             No
  Avalon Towers on the Penensula                       No                 No          No            No             Yes
  Avalon at Cahill Park                                No                Yes          Yes           No             No
  Avalon Riverview I                                   No                Yes          Yes           No             Yes

Development Communities

As of March 1, 2001, we had twelve Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,484 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $660.8 million. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

      o     we will complete the Development Communities;
      o     our budgeted costs or estimates of occupancy rates will be realized;
      o our schedule of leasing start dates or construction completion dates will be achieved; or
      o future developments will realize returns comparable to our past developments.

You should carefully review the discussion under "Risks of Development and Redevelopment" below.

We hold a fee simple ownership interest in 11 of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community. The following table presents a summary of the Development Communities:

                                             Number of    Budgeted                                       Estimated       Estimated
                                             apartment     cost (1)    Construction      Initial         completion    stabilization
                                               homes    ($ millions)      start        occupancy (2)        date          date (3)
                                             ---------  ------------   ------------    -------------     ----------    -------------
1. Avalon at Florham Park
   Florham Park, NJ                             270        $41.0         Q2 1999          Q1 2000          Q2 2001         Q4 2001
2. Avalon at Edgewater
   Edgewater, NJ                                408        $75.6         Q3 1999          Q3 2001          Q2 2002         Q4 2002
3. Avalon at Bellevue
   Bellevue, WA                                 202        $29.9         Q4 1999          Q1 2001          Q2 2001         Q3 2001
4. Avalon at Arlington Square I
   Arlington, VA                                510        $69.9         Q4 1999          Q4 2000          Q4 2001         Q3 2002
5. Avalon on the Sound (4)
   New Rochelle, NY                             412        $92.1         Q4 1999          Q3 2001          Q4 2001         Q3 2002
6. Avalon Estates
   Hull, MA                                     162        $20.4         Q4 1999          Q3 2000          Q2 2001         Q4 2001
7. Avalon at Freehold
   Freehold, NY                                 296        $33.1         Q2 2000          Q1 2001          Q4 2001         Q2 2002
8. Avalon Harbor
   Stamford, CT                                 323        $60.7         Q3 2000          Q1 2002          Q4 2002         Q2 2003
9. Avalon Belltown
   Seattle, WA                                  100        $19.2         Q3 2000          Q4 2001          Q1 2002         Q3 2002
10. Avalon Towers on the Peninsula
    Mountain View, CA                           211        $65.9         Q3 2000          Q1 2002          Q2 2002         Q4 2002
11. Avalon at Cahill Park
    San Jose, CA                                218        $50.5         Q4 2000          Q2 2002          Q3 2002         Q1 2003
12. Avalon Riverview I
    Long Island City, NY                        372       $102.5         Q4 2000          Q2 2002          Q4 2002         Q2 2003
                                              -----       ------
    Total                                     3,484       $660.8
                                              =====       ======

(1) Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with generally accepted accounting principles.
(2)  Future initial occupancy dates are estimates.
(3) Stabilized operations are defined as the first full quarter of 95% or greater occupancy after completion of construction.
(4) This community will be developed under a joint venture structure and the joint venture entity (a limited liability company) has obtained third-party debt financing. Our equity funding of the total budgeted costs is expected to be $13.3 million.

Redevelopment Communities

As of March 1, 2001, we had four communities under redevelopment. We expect the total budgeted cost to complete these Redevelopment Communities, including the cost of acquisition and redevelopment, to be approximately $324.6 million, of which approximately $73.5 million is the additional capital invested or expected to be invested above the original purchase cost. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedules for reconstruction completion, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under "Risks of Development and Redevelopment" below.

The following presents a summary of Redevelopment Communities:

                                                         Budgeted Cost
                                                          ($ millions)
                                                   -------------------------
                                     Number of                                                                       Estimated
                                     apartment     Acquisition       Total       Reconstruction   Reconstruction    restabilized
                                       homes          cost          cost (1)          start       completion (2)    operations (3)
                                     ---------     -----------     ---------     --------------   --------------    --------------
1. Avalon at Cortez Hill
   San Diego, CA                            294        $24.4           $33.8         Q1 2000          Q2 2001          Q3 2001
2. Avalon at Media Center
   Burbank, CA                              748        $55.3           $75.3         Q1 2000          Q1 2002          Q2 2002
3. Avalon at Prudential Center
   Boston, MA                               781       $133.9          $154.5         Q4 2000          Q4 2002          Q2 2003
4. Avalon Terrace (4)
   Stamford, CT                             388        $37.5           $61.0         Q4 2000          Q3 2002          Q1 2003
                                      ---------    ---------       ---------

   Total                                  2,211       $251.1          $324.6
                                      =========    =========       =========

(1) Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with generally accepted accounting principles.
(2)   Reconstruction completion dates are estimates.
(3) Restabilized operations are defined as the first full quarter of 95% or greater occupancy after completion of reconstruction.
(4) This community will be developed under a joint venture structure and the joint venture entity (a limited liability company) has obtained third-party debt financing on a non-recourse basis. Our equity funding of the total budgeted costs is expected to be $9.6 million.

Development Rights

As of March 1, 2001, we are considering the development of 33 new apartment communities on land that is either owned by us or under contract, or for which we hold a purchase option. These Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 9,091 upscale apartment homes to our portfolio. At December 31, 2000, the cumulative capitalized costs incurred in pursuit of the 33 Development Rights was approximately $68.9 million, of which $33.2 was the cost of land acquired in connection with six of the Development Rights. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

We generally hold Development Rights through options to acquire land, although one Development Right located in New Canaan, Connecticut is controlled through a joint venture partnership that owns the land. The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analysis. Finally, we currently intend to limit the percentage of debt used to finance new developments in order to maintain our general historical practice with respect to the proportion of debt in our capital structure. Therefore, other financing alternatives may be required to finance the development of those Development Rights scheduled to start construction after January 1, 2001. Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of our long-term stockholder value.

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

      o we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or
      o if we undertake construction of any particular community, that we will complete construction at the total budgeted cost assumed in the financial projections below.

The following presents a summary of the 33 Development Rights we are currently pursuing:

                                                                     Total
                                              Estimated            budgeted
                                                number               costs
             Location                          of homes           ($ millions)
      ---------------------------------       ---------           ------------
1.    Wilmington, MA                             120                 $17
2.    Washington, D.C.          (1)              209                  43
3.    San Francisco, CA                          250                  79
4.    Lawrence, NJ                               312                  41
5.    New Canaan, CT            (1) (2)          104                  26
6.    North Bethesda, MD                         386                  46
7.    Marlboro, MA                               156                  20
8.    Weymouth, MA                               304                  36
9.    Seattle, WA                                152                  44
10.   Westborough, MA                            280                  34
11.   Arlington II, VA          (1)              332                  43
12.   Darien, CT                (1)              189                  37
13.   Washington, D.C.                           144                  29
14.   Orange, CT                (1)              168                  18
15.   Hingham, MA                                270                  42
16.   San Francisco, CA                          303                  94
17.   Andover, MA                                140                  21
18.   Newton, MA                                 299                  54
19.   Wilton, CT                                 113                  23
20.   Oakland, CA               (1)              178                  36
21.   North Potomac, MD                          520                  61
22.   Danbury, CT                                244                  29
23.   Los Angeles, CA                            309                  53
24.   Cohasset, MA                               240                  34
25.   Bellevue, WA                               330                  63
26.   Coram, NY                                  450                  61
27.   Greenburgh - II, NY                        500                  83
28.   Greenburgh - III, NY                       266                  44
29.   Bedford, MA                                144                  19
30.   New Rochelle, NY Phase II and III          588                 137
31.   Stratford, CT                              182                  21
32.   Milford, CT                                370                  43
33.   Long Island City, NY Phase II and III      539                 162
                                               -----              ------
      Totals                                   9,091              $1,593
                                               =====              ======

(1)   Land is owned, but construction has not yet begun.
(2) The land currently is owned by a limited partnership in which we are a majority partner. It is currently anticipated that the land seller will retain a minority limited partner interest.

Risks of Development and Redevelopment

We intend to continue to pursue the development and redevelopment of apartment home communities. Our development and redevelopment activities may be exposed to the following:

      o we may abandon opportunities we have already begun to explore based on further review of, or changes in, financial, demographic, environmental or other factors;
      o we may encounter liquidity constraints, including the unavailability of financing on favorable terms for the development or redevelopment of a community;
      o we may be unable to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations;

      o we may incur construction or reconstruction costs for a community that exceed our original estimates due to increased materials, labor or other expenses, which could make completion or redevelopment of the community uneconomical;
      o occupancy rates and rents at a newly completed or redevelopment community may fluctuate depending on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; and
      o we may be unable to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs.

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

Construction costs are projected by us based on market conditions prevailing in the community's market at the time our budgets are prepared and reflect changes to those market conditions that we anticipated at that time. Although we attempt to anticipate changes in market conditions, we cannot predict with certainty what those changes will be. Construction costs have been increasing and, for some of our Development Communities, the total construction costs have been or are expected to be higher than the original budget. Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, including:

      o     land and/or property acquisition costs;
      o     construction or reconstruction costs;
      o     real estate taxes;
      o     capitalized interest;
      o     loan fees;
      o     permits;
      o     professional fees;
      o     allocated development or redevelopment overhead; and
      o other regulatory fees determined in accordance with generally accepted accounting principles.

We believe that, in the aggregate, we will still achieve our targeted projected yield (i.e., return on invested capital) for those communities experiencing costs in excess of the original budget because of increases in prevailing market rents. We believe that we could experience similar increases in construction costs and market rents with respect to other development communities resulting in total construction costs that exceed original budgets. Likewise, costs to redevelop communities that have been acquired have, in some cases, exceeded our original estimates and similar increases in costs may be experienced in the future. We cannot assure you that market rents in effect at the time new development communities or redeveloped communities complete lease-up will be sufficient to fully offset the effects of any increased construction or reconstruction costs.

Capitalized Interest

In accordance with generally accepted accounting principles, we capitalize interest expense during construction or reconstruction until an apartment home obtains a certificate of occupancy. Thereafter, the interest allocated to that completed apartment home within the community is expensed. Capitalized interest during the years ended December 31, 2000 and 1999 totaled $18,328,000 and $21,888,000, respectively.

Acquisition Activities and Other Recent Developments

Acquisitions of Existing Communities. We have acquired seven communities containing 1,960 apartment homes since January 1, 2000 for an acquisition price of approximately $252,400,000. Six of the communities were acquired pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated party.

Sales of Existing Communities. We seek to increase our geographical concentration in selected high barrier-to-entry markets where we believe we can:

      o apply sufficient market and management presence to enhance revenue growth;
      o     reduce operating expenses; and
      o     leverage management talent.

To achieve this increased concentration, we are selling assets in certain submarkets and intend to redeploy the proceeds from those sales to develop and redevelop communities currently under construction or reconstruction. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a nontaxable like-kind exchange transaction. Accordingly, we sold nine communities, totaling 2,158 apartment homes, since January 1, 2000. Net proceeds from the sales of these assets totaled $138,924,000.

Land Acquisitions and Leases for New Developments. We carefully select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2000, we acquired the following land parcels for future development:

                                             Estimated
                                               Number           Budgeted
                                Gross       of apartment        cost (1)              Date          Construction      Construction
                                acres          homes          ($ millions)           Acquired         start (2)      completion (2)
                               -------      ------------      ------------        -------------     ------------     --------------
1.  Avalon at Freehold          70.0            296               $33.1             May 2000           Q2 2000           Q4 2001
    Freehold, NJ
2.  Avalon Harbor               15.1            323               $60.7             May 2000           Q3 2000           Q4 2002
    Stamford, CT
3.  Avalon Belltown              0.7            100               $19.2             July 2000          Q3 2000           Q1 2002
    Seattle, WA
4.  Avalon Riverview I  (3)      1.0            372              $102.5           September 2000       Q4 2000           Q4 2002
    Long Island City, NY
5.  Ellington                    0.5            209               $42.9             July 2000          Q2 2001           Q4 2002
    Washington, D.C.
6.  Mission Bay  (3)             1.4            250               $79.2            December 2000       Q1 2001           Q1 2003
    San Francisco, CA
7.  Avalon Hollow               32.0            189               $36.5            January 2000        Q2 2001           Q4 2002
    Darien, CT
8.  Avalon at Lake Merrit        2.1            178               $36.0             August 2000        Q4 2001           Q1 2003
    Oakland, CA
                               -----          -----              ------
    Total                      122.8          1,917              $410.1
                               =====          =====              ======

(1) Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees allocated development overhead and other regulatory fees determined in accordance with generally accepted accounting principles.
(2)   Future construction start and completion dates are estimates.
(3) Community will be developed on land being leased from an unrelated third party.

Natural Disasters

Many of our West Coast communities are located in the general vicinity of active earthquake faults. In July 1998, we obtained a seismic risk analysis from an engineering firm which estimated the probable maximum loss (PML) for each of the 63 West Coast communities that we owned at that time and for each of the four West Coast communities under development at that time. To establish a PML, the engineers define a severe earthquake event for the applicable geographic area. The PML is the building damage and business interruption loss that is estimated to have only a 10% probability of being exceeded in a fifty year period in the event of such an earthquake. Because a significant number of our communities are located in the San Francisco Bay Area, the engineers' analysis assumed an earthquake on the Hayward Fault with a Richter Scale magnitude of 7.1. Based on this earthquake scenario, the engineers determined the PML at that time to be $113 million for the 60 West Coast communities that we owned at that time and the five West Coast communities then under development. The actual aggregate PML could be higher or lower as a result of variations in soil classifications and structural vulnerabilities. For each community, the engineers' analysis calculated an individual PML as a percentage of the community's replacement cost and projected revenues. We cannot assure you that:

      o an earthquake would not cause damage or losses greater than the PML assessments indicate;
      o future PML levels will not be higher than the current PML levels described above for our communities located on the West Coast; or
      o acquisitions or developments after July 1998 will not have PML assessments indicating the possibility of greater damage or losses than currently indicated.

In November 2000, we renewed our earthquake insurance, both for physical damage and lost revenue, with respect to all communities we owned at that time and all of the communities then under development. For any single occurrence, we have in place with respect to communities located in California $75 million of coverage with a five percent deductible. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California is subject to a $200 million limit and a $25,000 deductible per occurrence. In addition, our general liability and property insurance program provides coverage for public liability and fire damage. In the event an uninsured disaster or a loss in excess of insured limits were to occur, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

In February 2001, an earthquake occurred in the Pacific Northwest. We believe that no material damage occurred at any of our properties but we are continuing to finalize our evaluation. Any damage that was sustained would be covered by the insurance described above, subject to a $25,000 deductible.

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

ITEM 3. LEGAL PROCEEDINGS

AvalonBay is from time to time subject to claims and administrative proceedings arising in the ordinary course of business. Some of these claims and proceedings are expected to be covered by liability insurance. The following matter, for which we believe we have meritorious defenses and are therefore vigorously defending against, is not covered by liability insurance. However, outstanding litigation matters, individually and in the aggregate, including the matter described below, are not expected to have a material adverse effect on our business or financial condition.

AvalonBay is currently involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company. The action arises from our October 1999 termination of York Hunter as construction manager under a contract relating to construction of the Avalon Willow community in Mamaroneck, New York, because of alleged failures and deficiencies by York Hunter and its subcontractors in performing under the contract. York Hunter initiated the litigation in October 1999, by filing a complaint against us and other defendants claiming more than $15 million in damages. We have filed counterclaims against York Hunter, seeking more than $9 million in compensatory damages, including lost rental income and costs to complete the community, and approximately $14 million in damages arising from a willful exaggeration of lien. We have also filed a claim against National Union Fire Insurance, which furnished construction and performance bonds to us on behalf of York Hunter. We believe that we have meritorious defenses against all of York Hunter's claims and are vigorously contesting those claims. We also intend to pursue our counterclaims against York Hunter and National Union Fire Insurance aggressively. During 2000, this litigation was removed from the United States District Court for the Southern District of New York to the Supreme Court of the State of New York, County of Westchester. A trial date has not been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange (NYSE) and the Pacific Exchange (PCX) under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock on the NYSE for the years 2000 and 1999, as reported by the NYSE. On March 1, 2001, there were 864 holders of record of an aggregate of 67,378,263 shares of our outstanding common stock.

                                                  2000                                        1999
                                 ---------------------------------------     -----------------------------------------
                                        Sales Price          Dividends              Sales Price           Dividends
                                 --------------------------                  --------------------------
                                    High           Low        declared          High           Low         declared
                                 ------------  ------------  -----------     ------------  ------------  -------------
Quarter ended March 31               $36.688       $32.625       $ 0.56          $34.313       $30.813         $ 0.51

Quarter ended June 30                $43.125       $36.125       $ 0.56          $37.000       $31.000         $ 0.51

Quarter ended September 30           $48.250       $42.000       $ 0.56          $35.875       $32.563         $ 0.52

Quarter ended December 31            $50.625       $44.000       $ 0.56          $35.000       $30.875         $ 0.52

We expect to continue our policy of paying regular quarterly cash dividends. However, dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors as the Board of Directors may consider relevant. The Board of Directors may modify our dividend policy from time to time.

We have an optional Dividend Reinvestment and Stock Purchase Plan (DRIP) which provides a simple and convenient method for stockholders to invest cash dividends and optional cash payments in shares of our common stock. All holders of capital stock are eligible to participate in the DRIP, including stockholders whose shares are held in the name of a nominee or broker. These participants in the DRIP may purchase additional shares of common stock by:

      o having the cash dividends on all or part of their shares of common stock and preferred stock automatically reinvested;
      o receiving directly, as usual, their cash dividends, if and when declared, on their shares of capital stock and investing in the DRIP by making cash payments of not less than $100 or more than $100,000, or such larger amount as we may approve, per quarter; and/or
      o investing both their cash dividends and such optional cash payments in shares of common stock.

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

During the three months ended December 31, 2000, the Company issued 157,542 shares of common stock in exchange for units of limited partnership held by limited partners of DownREIT partnership subsidiaries of the Company. Specifically, the Company issued 99,576 shares of common stock in exchange for units in Avalon

DownREIT V, L.P., and 57,966 shares of common stock in exchange for units in Bay Pacific Northwest, L.P. These shares were issued in reliance on an exemption from registration under Section 4 (2) of the Securities Act of 1933. The Company is relying on the exemption based upon factual representations received from the limited partners who received these shares.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides historical consolidated financial, operating and other data for AvalonBay Communities, Inc. You should read the table with our consolidated financial statements and the notes included in this report. Dollars in thousands, except per share information.

                                                                                      Years ended
                                                    ----------------------------------------------------------------------------
                                                      12-31-00        12-31-99        12-31-98        12-31-97        12-31-96
                                                    ------------    ------------    ------------    ------------    ------------
Revenue:
     Rental income                                  $    571,943    $    504,567    $    369,945    $    169,442    $    123,354
     Management fees                                       1,051           1,176           1,377           1,029           1,439
     Other income                                            401             236              81             633             420
                                                    ------------    ------------    ------------    ------------    ------------
     Total revenue                                       573,395         505,979         371,403         171,104         125,213
                                                    ------------    ------------    ------------    ------------    ------------

Expenses:
     Operating expenses, excluding property taxes        142,664         135,517         104,346          47,279          36,941
     Property taxes                                       46,958          42,701          31,775          14,429          10,583
     Interest expense                                     83,609          74,699          54,650          16,977           9,545
     Depreciation and amortization                       122,610         109,759          77,374          29,113          20,956
     General and administrative                           13,013           9,592           9,124           5,093           3,438
     Non-recurring items                                      --          16,782              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
     Total expenses                                      408,854         389,050         277,269         112,891          81,463
                                                    ------------    ------------    ------------    ------------    ------------

Equity in income of
     unconsolidated joint ventures                         2,428           2,867           2,638           5,689           1,025
Interest income                                            4,764           7,362           3,508           1,346             887
Minority interest in consolidated partnerships            (1,908)         (1,975)         (1,770)            174             495
                                                    ------------    ------------    ------------    ------------    ------------
     Income before gain on sale of
        communities and extraordinary item               169,825         125,183          98,510          65,422          46,157
Gain on sale of communities                               40,779          47,093          25,270             677           7,850
                                                    ------------    ------------    ------------    ------------    ------------
     Income before extraordinary item                    210,604         172,276         123,780          66,099          54,007
Extraordinary item                                            --              --            (245)         (1,183)         (2,356)
                                                    ------------    ------------    ------------    ------------    ------------
     Net income                                          210,604         172,276         123,535          64,916          51,651
     Dividends attributable to preferred stock           (39,779)        (39,779)        (28,132)        (19,656)        (10,422)
                                                    ------------    ------------    ------------    ------------    ------------
     Net income available to common
       stockholders                                 $    170,825    $    132,497    $     95,403    $     45,260    $     41,229
                                                    ============    ============    ============    ============    ============

Per Common Share and Share Information:

Per common share - basic
     Income before extraordinary item               $       2.58    $       2.05    $       1.89    $       1.64    $       1.85
        (net of preferred dividends)
     Extraordinary item                             $         --    $         --    $         --    $      (0.04)   $      (0.10)
     Net income available to common stockholders    $       2.58    $       2.05    $       1.89    $       1.60    $       1.75
     Weighted average common shares outstanding       66,309,707      64,724,799      50,387,258      28,244,845      23,617,161

Per common share - diluted
     Income before extraordinary item               $       2.53    $       2.03    $       1.88    $       1.63    $       1.84
        (net of preferred dividends)
     Extraordinary item                             $         --    $         --    $         --    $      (0.04)   $      (0.10)
     Net income available to common stockholders    $       2.53    $       2.03    $       1.88    $       1.59    $       1.74
     Weighted average common shares and units         68,140,998      66,110,664      51,771,247      28,431,823      23,691,447
        outstanding

Cash dividends declared                             $       2.24    $       2.06    $       2.04    $       2.00    $       1.94

                                                                                     Years ended
                                                        -----------------------------------------------------------------------
                                                           12-31-00       12-31-99       12-31-98       12-31-97       12-31-96
                                                        -----------    -----------    -----------    -----------    -----------
Other Information:
     Net income                                         $   210,604    $   172,276    $   123,535    $    64,916    $    51,651
     Depreciation and amortization                          122,610        109,759         77,374         29,113         20,956
     Interest expense                                        83,609         74,699         54,650         16,977          9,545
     Interest income                                         (4,764)        (7,362)        (3,508)        (1,346)          (887)
     Non-recurring items                                         --         16,782             --             --             --
     Gain on sale of communities                            (40,779)       (47,093)       (25,270)          (677)        (7,850)
     Extraordinary item                                          --             --            245          1,183          2,356
                                                        -----------    -----------    -----------    -----------    -----------
     Gross EBITDA (1)                                   $   371,280    $   319,061    $   227,026    $   110,166    $    75,771
                                                        ===========    ===========    ===========    ===========    ===========

     Funds from Operations - Clarified Definition (2)   $   252,013    $   196,058    $   148,487    $    73,525    $    54,622
     Funds from Operations - Original Definition (2)    $   252,013    $   212,840    $   148,487    $    73,525    $    54,622
     Number of Current Communities                              126            122            127             64             46
     Number of apartment homes                               37,147         36,008         37,911         19,318         13,822

Balance Sheet Information:
     Real estate, before
       accumulated depreciation                         $ 4,535,969    $ 4,266,426    $ 4,006,456    $ 1,534,986    $ 1,081,906
     Total assets                                       $ 4,397,255    $ 4,154,662    $ 4,005,013    $ 1,529,703    $ 1,082,771
     Notes payable and unsecured credit facilities      $ 1,729,924    $ 1,593,647    $ 1,484,371    $   506,129    $   310,606

Cash Flow Information:
     Net cash flows provided by operating activities    $   294,818    $   250,066    $   193,478    $    93,649    $    65,841
     Net cash flows used in investing activities        $  (282,584)   $  (264,619)   $  (617,685)   $  (421,420)   $  (261,033)
     Net cash flows provided by financing activities    $    37,379    $    13,284    $   426,375    $   320,252    $   207,632

Notes to Selected Financial Data

(1) Gross EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-recurring items, gain on sale of communities and extraordinary items. Gross EBITDA is relevant to an understanding of the economics of AvalonBay because it indicates cash flow available from operations to service fixed obligations. Gross EBITDA should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles, or "GAAP"), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of gross EBITDA may not be comparable to gross EBITDA as calculated by other companies.

(2) We generally consider Funds from Operations, or FFO, to be an appropriate measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations included elsewhere in this report. FFO is determined based on a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R) and is defined as:

            o net income or loss computed in accordance with GAAP, except that excluded from net income or loss are gains or losses on sales of property and extraordinary (as defined by GAAP) gains and losses on debt restructuring;
            o     plus depreciation of real estate assets; and
            o after adjustments for unconsolidated partnerships and joint ventures.

      FFO does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered as an alternative to net income as an indication of performance. FFO should also not be considered an alternative to net cash flows from operating activities as determined by generally accepted accounting principles as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. Further, FFO as calculated by other REITs may not be comparable to our calculation of FFO.

      FFO previously reported for the year ended December 31, 1999 excluded the effect on net income of a non-recurring restructuring charge of $16,076 and Year 2000 remediation costs of $706, in conformance with the NAREIT definition of FFO calculations then in effect, or the original definition. NAREIT issued a White Paper dated October 1999 that clarified the definition of FFO and the treatment of certain non-recurring charges. The clarified definition includes the effect on net income of non-recurring charges in the calculation of FFO. Although we believe the comparison of FFO using the original definition represents a better guide to investors of comparable operations and growth between years, both FFO calculations are presented below:

                                                                         Years ended
                                               -------------------------------------------------------------
                                                12-31-00     12-31-99     12-31-98     12-31-97     12-31-96
                                               ---------    ---------    ---------    ---------    ---------
Net income available to common stockholders    $ 170,825    $ 132,497    $  95,403    $  45,260       41,229
Depreciation (real estate related)               119,416      107,928       75,614       27,360       18,566
Joint venture adjustments                            792          751          725          399          321
Minority interest                                  1,759        1,975        1,770           --           --
Gain on sale of communities                      (40,779)     (47,093)     (25,270)        (677)      (7,850)

Extraordinary items                                   --           --          245        1,183        2,356
                                               ---------    ---------    ---------    ---------    ---------

Funds from Operations - Clarified Definition   $ 252,013    $ 196,058    $ 148,487    $  73,525    $  54,622
Non-recurring items                                   --       16,782           --           --           --
                                               ---------    ---------    ---------    ---------    ---------
Funds from Operations - Original Definition    $ 252,013    $ 212,840    $ 148,487    $  73,525    $  54,622
                                               =========    =========    =========    =========    =========

Net cash provided by operating activities      $ 294,818    $ 250,066    $ 193,478    $  93,649    $  65,841
                                               =========    =========    =========    =========    =========
Net cash used in investing activities          $(282,584)   $(264,619)   $(617,685)   $(421,420)   $(261,033)
                                               =========    =========    =========    =========    =========
Net cash provided by financing activities      $  37,379    $  13,284    $ 426,375    $ 320,252    $ 207,632
                                               =========    =========    =========    =========    =========

(3) Current Communities consist of all communities other than those which are still under construction and have not received a final certificate of occupancy.

ITEM 7. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-K, including the notes to the Company's consolidated financial statements, contains "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "project," and other similar expressions in this Form 10-K, that predict or indicate future events and trends or that do not relate to historical matters. In addition, information concerning the following are forward-looking statements:

      o the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;
      o     the timing of lease-up and occupancy of apartment communities;
      o     the pursuit of land on which we are considering future development;
      o     cost, yield and earnings estimates; and
      o the development, implementation and use of management information systems.

We cannot assure the future results or outcomes of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

      o we may be unsuccessful in managing our current growth in the number of apartment communities and the related growth of our business operations;
      o our previous or possible future expansion into new geographic market areas may not produce financial results that are consistent with our historical performance;
      o we may fail to secure development opportunities due to an inability to reach agreements with third parties or to obtain desired zoning and other local approvals;
      o we may abandon development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital;
      o     construction costs of a community may exceed our original estimates;
      o we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest expense, construction costs and reduced rental revenues;
      o     occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond our control;
      o     financing may not be available on favorable terms and our cash flow from operations and access to cost-effective capital may be insufficient for the development of our pipeline and could limit our pursuit of opportunities;
      o our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness; and

      o software applications and ancillary services being developed by companies in which we have invested may be unsuccessful in achieving their business plans or unsuccessful in obtaining additional funding, which could lead to a partial or complete loss of the investment in these companies.

You should read our consolidated financial statements and notes for the year ended December 31, 2000 included in this report in conjunction with the following discussion. You should also carefully review the section in Item 2 of this report that is captioned "Risks of Development and Redevelopment." These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements, and you should not rely upon them after the date of this report.

Business Description and Community Information

AvalonBay is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the ownership and operation of upscale apartment communities (which generally command among the highest rents in their submarkets) in high barrier-to-entry markets of the United States. This is because we believe that the limited new supply of upscale apartment homes in these markets helps achieve more predictable growth in cash flows. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense in-fill locations where zoned and entitled land is in limited supply. Our markets are located in Northern and Southern California and selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the United States.

We are a fully-integrated real estate organization with in-house expertise in the following areas:

      o     development and redevelopment;
      o     construction and reconstruction;
      o     leasing and management;
      o     acquisition and disposition;
      o     financing;
      o     marketing; and
      o     information technologies.

With our expertise and in-house capabilities, we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in our target markets. Our ability to pursue attractive opportunities, however, may be constrained by capital market conditions that limit the availability of cost-effective capital to finance these activities. We have limited our acquisition activity as compared to prior years due to these capital constraints, and we expect to direct most of our invested capital to new developments and redevelopments, rather than acquisitions, for the foreseeable future. See "Liquidity and Capital Resources" and "Future Financing and Capital Needs."

We believe apartment communities present an attractive investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand during all phases of a real estate cycle. We intend to pursue appropriate new investments, including new developments, redevelopments and acquisitions of communities, subject to the availability of cost-effective capital. We intend to pursue these investments in markets where constraints to new supply exist and where new household formations have outpaced multifamily permit activity in recent years.

Our real estate investments consist of current operating apartment communities, communities in various stages of development, and land or land options held for development. Our current operating communities are further distinguished as Established, Other Stabilized, Lease-Up or Redevelopment. A description of these categories and other related information is set forth above in Item 2.

At December 31, 2000, we had positioned our portfolio of Stabilized Communities (or, all Established Communities and Other Stabilized Communities), excluding communities owned by unconsolidated joint ventures, to an average physical occupancy level of 97.6%. Our strategy is to maximize total rental revenue through management of rental rates and occupancy levels. Our strategy of maximizing total rental revenue could lead to lower occupancy levels. Given the current high occupancy level of our portfolio, we believe that any rental revenue and net income gains from our Established Communities would be achieved primarily through higher rental rates and the lower average operating costs per apartment home that result from economies of scale due to national and regional growth of our portfolio. See "Property Management Strategy" in Item 1 of this report for further discussion of our strategy.

Recent Developments

Sales of Existing Communities. We seek to increase our geographical concentration in selected high barrier-to-entry markets where we believe we can:

      o apply sufficient market and management presence to enhance revenue growth;
      o     reduce operating expenses; and
      o     leverage management talent.

To effect this increased concentration, we are selling assets in certain submarkets and intend to redeploy the proceeds from those sales to develop and redevelop communities currently under construction or reconstruction. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. We sold the following communities during 1999 and 2000:

                                             Number of                Apartment                Net
                                            communities                 homes               proceeds
                                       -----------------------   -------------------   -------------------
1999
Communities sold                                16                       4,464            $ 255,618,000
Participating mortgage note sold                N/A                      N/A              $  25,300,000

2000
Communities sold                                 8                       1,932            $ 124,392,000

Since January 1, 2001, we have sold one additional community containing 226 apartment homes in connection with our capital redeployment strategy. The net proceeds from the sale of this community were approximately $14,532,000. We intend to dispose of additional assets as described more fully under "Future Financing and Capital Needs."

Development, Redevelopment and Acquisition Activities. We began the development of six new communities during 2000. These communities are expected to contain a total of 1,520 apartment homes upon completion, and the total investment, including land acquisition costs, is projected to be approximately $331,900,000. Also, we completed the development of six new communities containing a total of 1,209 apartment homes for a total investment of $175,200,000.

We also acquired three land parcels during 2000 on which construction has not yet commenced and entered into a land lease agreement on a fourth parcel. We expect to develop four new communities containing a total of 826 apartment homes on these parcels. The total investment in these communities, including land acquisition costs of $19,170,000, is projected to be approximately $195,000,000. In addition, we continue to hold three parcels of land purchased prior to January 2000 and expect to develop three new communities containing 604 apartment homes on these parcels.

We completed the redevelopment of four communities containing 1,455 apartment homes during 2000 for a total investment in redevelopment (i.e. excluding acquisition costs) of $40,300,000.

As of March 1, 2001, we had acquired seven communities, containing 1,960 apartment homes, since the beginning of 2000 for approximately $252,400,000. We acquired six of these communities in connection with a forward purchase agreement signed in 1997 with an unaffiliated party.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with expectations. See "Risks of Development and Redevelopment" in Item 2 of this report for our discussion of these and other risks inherent in developing or redeveloping communities.

Results of Operations and Funds from Operations

A comparison of our operating results for the years ended December 31, 2000 and December 31, 1999 as well as a comparison of our operating results for the years ended December 31, 1999 and December 31, 1998 follows:

                                            2000        1999      $ Change  % Change      1999         1998      $ Change   % Change
                                         ---------   ---------   ---------  --------    ---------    ---------   ---------  --------
Revenue:
   Rental income                         $ 571,943   $ 504,567   $  67,376      13.4%   $ 504,567    $ 369,945   $ 134,622    36.4%
   Management fees                           1,051       1,176        (125)    (10.6%)      1,176        1,377        (201)  (14.6%)
   Other income                                401         236         165      69.9%         236           81         155   191.4%
                                         ---------   ---------   ---------   -------    ---------    ---------   ---------  ------
            Total revenue                  573,395     505,979      67,416      13.3%     505,979      371,403     134,576    36.2%
                                         ---------   ---------   ---------   -------    ---------    ---------   ---------  ------

Expenses:
   Operating expenses, excluding
      property taxes                       142,664     135,517       7,147       5.3%     135,517      104,346      31,171    29.9%
   Property taxes                           46,958      42,701       4,257      10.0%      42,701       31,775      10,926    34.4%
                                         ---------   ---------   ---------   -------    ---------    ---------   ---------  ------
            Total operating expenses       189,622     178,218      11,404       6.4%     178,218      136,121      42,097    30.9%
                                         ---------   ---------   ---------   -------    ---------    ---------   ---------  ------

Net Operating Income                       383,773     327,761      56,012      17.1%     327,761      235,282      92,479    39.3%

Other Expenses:
   Interest expense                         83,609      74,699       8,910      11.9%      74,699       54,650      20,049    36.7%
   Depreciation and amortization           122,610     109,759      12,851      11.7%     109,759       77,374      32,385    41.9%
   General and administrative               13,013       9,592       3,421      35.7%       9,592        9,124         468     5.1%
   Non-recurring charges                        --      16,782     (16,782)       --       16,782           --      16,782      --
                                         ---------   ---------   ---------   -------    ---------    ---------   ---------  ------
            Total other expenses           219,232     210,832       8,400       4.0%     210,832      141,148      69,684    49.4%
                                         ---------   ---------   ---------   -------    ---------    ---------   ---------  ------

Equity in income of unconsolidated
      joint ventures                         2,428       2,867        (439)    (15.3%)      2,867        2,638         229     8.7%
Interest income                              4,764       7,362      (2,598)    (35.3%)      7,362        3,508       3,854   109.9%
Minority interest in consolidated
      partnerships                          (1,908)     (1,975)         67       3.4%      (1,975)      (1,770)       (205)  (11.6%)
                                         ---------   ---------   ---------   -------    ---------    ---------   ---------  ------

Income before gain on sale of
      communities and extraordinary item   169,825     125,183      44,642      35.7%     125,183       98,510      26,673    27.1%
Gain on sale of communities                 40,779      47,093      (6,314)    (13.4%)     47,093       25,270      21,823    86.4%
                                         ---------   ---------   ---------   -------    ---------    ---------   ---------  ------

Income before extraordinary item           210,604     172,276      38,328      22.2%     172,276      123,780      48,496    39.2%
Extraordinary item                              --          --          --        --           --         (245)        245      --
                                         ---------   ---------   ---------   -------    ---------    ---------   ---------  ------

Net income                                 210,604     172,276      38,328      22.2%     172,276      123,535      48,741    39.5%
Dividends attributable to preferred                                                            --
      stock                                (39,779)    (39,779)         --        --      (39,779)     (28,132)    (11,647)  (41.4%)
                                         ---------   ---------   ---------   -------    ---------    ---------   ---------  ------

Net income available to common
      stockholders                       $ 170,825   $ 132,497   $  38,328      28.9%   $ 132,497    $  95,403   $  37,094    38.9%
                                         =========   =========   =========   =======    =========    =========   =========  ======

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

Net income available to common stockholders increased $38,328,000 (28.9%) to $170,825,000 for the year ended December 31, 2000 compared to $132,497,000 for the preceding year. Excluding non-recurring charges and gain on sale of communities, net income available to common stockholders increased by $27,860,000 for the year ended December 31, 2000 compared to the preceding year. The increase in net income, as adjusted, for the year ended December 31, 2000 is primarily attributable to additional operating income from newly developed and redeveloped communities as well as growth in operating income from Established Communities.

As discussed in "Recent Developments - Sales of Existing Communities" and "Future Financing and Capital Needs," we have funded a significant portion of our development and redevelopment activities since 1998 through the sale of assets in certain markets where we have a limited presence. The short-term effect of a sale of a community is that net operating income will be negatively impacted because that community's contribution to net operating income has been eliminated and the development or redevelopment community in which the proceeds from the sale are being invested is not yet complete. Interest expense will also decrease as the proceeds from the sale of communities are initially used to repay amounts outstanding on our unsecured credit facility. The historical effect of this strategy has been that net operating income attributable to newly developed and redeveloped communities is higher than net operating income of assets identified for sale. We have generated approximately $405 million in net proceeds from the sale of assets during 1999 and 2000, which represents approximately 10% of our total real estate assets as of December 31, 2000.

The increase in net operating income of $56,012,000 for the year ended December 31, 2000 as compared to 1999 is attributable to:

      o an increase of $50,254,000 related to communities where development activities, redevelopment activities or acquisitions were completed subsequent to January 1, 1999;
      o     an increase of $22,162,000 related to Established Communities;
      o a decrease of $19,629,000 related to communities sold subsequent to January 1, 1999; and
      o     an increase of $3,225,000 related to all other communities.

Depreciation expense is impacted by the timing of asset sales and the completion of development or redevelopment activities. Gain on sale of communities is impacted by the number of assets sold in a given period and the carrying value of those assets.

Rental income increases are primarily the result of our disposition and capital redeployment strategy discussed above and improved operating results related to Established Communities.

      Overall Portfolio - The increase in rental income ($67,376,000 or 13.4%) is primarily due to an increase in the weighted average number of occupied apartment homes as well as an increase in the weighted average monthly rental income per occupied apartment home. The weighted average number of occupied apartment homes increased from 33,726 apartment homes for the year ended December 31, 1999 to 34,470 apartment homes for the year ended December 31, 2000 primarily as a result of development, redevelopment and acquisitions of new communities, offset by the sale of communities in 1999 and 2000. For the year ended December 31, 2000, the weighted average monthly revenue per occupied apartment home increased $139 (11.2%) to $1,381 compared to $1,242 for the preceding year.

      Established Communities - Rental revenue increases ($25,911,000 or 8.9%) are due to market conditions that allowed for higher average rents and higher economic occupancy levels. For the year ended December 31, 2000, weighted average monthly revenue per occupied apartment home increased $99 (7.8%) to $1,376 compared to $1,277 for the preceding year. The average economic occupancy increased from 96.6% for the year ended December 31, 1999 to 97.7% for the year ended December 31, 2000. Rental income from Established Communities in our Northern California region, which accounted for 34.1% of all Established Community rental income in 2000, increased by 12.4% from the preceding year.

Management fees decreases ($125,000 or 10.6%) are primarily due to a decline in the number of communities that we manage for third-parties.

Operating expenses, excluding property taxes increases ($7,147,000 or 5.3%) are primarily a result of our disposition and capital redeployment strategy discussed above, and an increase in expense related to Established Communities. Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

      Established Communities - Higher operating expenses, excluding property taxes ($2,754,000 or 4.7%) are primarily the result of higher payroll, insurance, redecorating, and maintenance costs offset by lower utility and marketing costs.

Property tax increases ($4,257,000 or 10.0%) are primarily the result of our disposition and capital redeployment strategy discussed above and an increase in operating expense related to Established Communities. Property taxes on Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

      Established Communities - property tax increases ($1,005,000 or 4.1%) are primarily a result of an adjustment in 1999 to eliminate accrued but unassessed taxes related to previously renovated communities. In addition, payments were made during 2000 in resolution of a dispute over property tax calculations from 1997 to present for one of our communities in the Northeast region.

Interest expense increases ($8,910,000 or 11.9%) are primarily attributable to the $136 million increase in total debt from December 31, 1999 to December 31, 2000, an increase in short-term interest rates in 2000 and a decrease in capitalized interest. Interest expense also increased from the issuance of unsecured notes, which reflects our strategy to mitigate the risk of floating rate debt by repaying floating rate debt under our unsecured credit facility (with relatively lower current interest rates) with fixed rate unsecured debt that has a higher current interest rate and a longer term to maturity.

General and administrative increases ($3,421,000 or 35.7%) are primarily attributable to an increase in consulting costs as well as compensation expense for a senior officer, whose salary was expensed in 2000 but capitalized in 1999 while he served the company in a different capacity. Cost savings attained from a management reorganization in the first quarter of 1999 partially offset the increase in expense.

Equity in income of unconsolidated joint ventures represents our share of net income or loss from joint ventures.

Interest income decreases ($2,598,000 or 35.3%) are primarily from a decrease in interest from participating mortgage notes, including the Fairlane Woods participating mortgage note sold in the fourth quarter of 1999.

Gain on sale of communities decreases ($6,314,000 or 13.4%) are due to a decrease in the number and asset value of communities sold during 2000 as compared to 1999.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

Net income available to common stockholders increased $37,094,000 (38.9%) to $132,497,000 for the year ended December 31, 1999 compared to $95,403,000 for the preceding year. Excluding non-recurring charges, gain on sale of communities and extraordinary items, net income available to common stockholders increased by $31,808,000 for the year ended December 31, 1999 compared to the preceding year. The increase in net income, as adjusted, for the year ended December 31, 1999 is primarily attributable to additional operating income from communities gained from the merger of Avalon Properties and Bay Apartment Communities during June 1998. Additional operating income from newly developed or redeveloped communities and growth in operating income from Established Communities also contributed to the increase in net income.

Rental income increases are primarily attributable to revenue from additional communities gained from the merger and secondarily the result of our disposition and capital redeployment strategy discussed above, and improved operating results related to Established Communities.

      Overall Portfolio - The increase in rental income ($134,622,000 or 36.4%) is primarily due to an increase in the weighted average number of occupied apartment homes from 28,333 apartment homes for the year ended December 31, 1998 to 33,726 apartment homes for the year ended December 31, 1999. This increase is primarily a result of apartment homes from additional communities gained from the merger being part of the portfolio for all of 1999 as well as the development, redevelopment and acquisition of new communities. The increase was partially offset by the sale of communities in 1998 and 1999. For the year ended December 31, 1999, the weighted average monthly revenue per occupied apartment home increased $160 (14.8%) to $1,242 compared to $1,082.

      Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1998 - Rental revenue increased $10,114,000 (4.1%) for the year ended December 31, 1999 compared to the preceding year. The increase is due to market conditions that allowed for higher average rents that were partially offset by lower economic occupancy levels. For the year ended December 31, 1999, weighted average monthly revenue per occupied apartment home increased $52 (4.4%) to $1,226 compared to $1,174 for the preceding year. The average economic occupancy decreased from 96.9% for the year ended December 31, 1998 to 96.6% for the year ended December 31, 1999. Rental income increases from Established Communities in our Northern California region, which accounted for 37.4% of all Established Community rental income in 1999, were significantly less than other regions. During late 1998 and much of 1999, the Northern California sub-markets dependent on Silicon Valley employment softened. These sub-markets experienced reduced rental rate growth and occupancy declines as compared to other Northern California sub-markets and our other markets as a whole.

Management fees decreases ($201,000 or 14.6%) are primarily due to a decline in the number of communities that we manage for third parties.

Operating expense, excluding property taxes increases ($31,171,000 or 29.9%) are primarily due to operating expenses from additional communities gained from the merger and secondarily the result of our disposition and capital redeployment strategy discussed above and improved operating results related to Established communities. Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

      Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1998 - Operating expenses, excluding property taxes increased $1,821,000 (3.7%) to $50,912,000 for the year ended December 31, 1999 compared to $49,091,000 for the preceding year. The net changes are the result of higher redecorating, maintenance, payroll and administrative costs offset by lower utility, marketing, and insurance costs.

Property tax increases ($10,926,000 or 34.4%) are primarily due to expenses from additional communities gained from the merger and secondarily the result of our disposition and capital redeployment strategy discussed above and improved operating results related to Established Communities. Property taxes on

Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

      Established Communities, on a pro forma basis, assuming the merger had occurred on January 1, 1998 - Property taxes decreased $30,000 (0.1%) to $21,197,000 for the year ended December 31, 1999 compared to $21,227,000 for the preceding year. The decrease is primarily a result of revised base year tax assessments for previously renovated communities, which resulted in supplemental taxes that were lower than those originally projected.

Interest expense increases ($20,049,000 or 36.7%) are primarily attributable to approximately $600 million of debt assumed in connection with the merger, offset by an increase in capitalized interest.

Depreciation expense is impacted by the timing of asset sales and the completion of development or redevelopment activities.

General and administrative increases ($468,000 or 5.1%) are primarily due to additional overhead from the combination of the two companies and related organizational structures, partially offset by a reorganization in February 1999 that reduced the management structure of the merged company.

Equity in income of unconsolidated joint ventures represents our share of net income from joint ventures.

Interest income increases ($3,854,000 or 109.9%) are primarily from an increase in interest from participating mortgage notes, including the Fairlane Woods participating mortgage note acquired in the third quarter of 1998. The Fairlane Woods promissory note was sold in the fourth quarter of 1999.

Gain on sale of communities increases ($21,823,000 or 86.4%) are due to an increase in the number and asset value of communities sold during 1999 as compared to 1998 as a result of the disposition strategy we implemented in the third quarter of 1998.

Funds from Operations

We consider Funds from Operations, or FFO, to be an appropriate measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures. We believe that to understand our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations included elsewhere in this report. FFO for 2000 is determined based on a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R) (NAREIT) in October 1999, and is defined as:

      o net income or loss computed in accordance with generally accepted accounting principles (GAAP), except that excluded from net income or loss are gains or losses on sales of property and extraordinary (as defined by GAAP) gains or losses on debt restructuring;
      o     plus depreciation of real estate assets; and
      o after adjustments for unconsolidated partnerships and joint ventures.

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

For the year ended December 31, 2000, FFO increased to $252,013,000 from $196,058,000 for the comparable period of the preceding year. This increase is primarily attributable to additional operating income from newly developed and redeveloped communities as well as growth in operating income from Established Communities.

FFO previously reported for the year ended December 31, 1999 excluded the effect on net income of a non-recurring restructuring charge of $16,076,000, and Year 2000 remediation costs of $706,000 in conformance with the NAREIT definition of FFO calculations then in effect, or the original definition. NAREIT issued a White Paper dated October 1999 that clarified the definition of FFO and the treatment of certain non-recurring charges. The clarified definition includes the effect on net income of non-recurring charges in the calculation of FFO. Although we believe the comparison of FFO using the original definition represents a better guide to investors of comparable operations and growth between years, both FFO calculations are presented below for the years ended December 31, 2000 and 1999 (dollars in thousands):

                                                               Years ended
                                                           ----------------------
                                                              2000        1999
                                                           ---------    ---------
Net income                                                 $ 210,604    $ 172,276
Preferred dividends                                          (39,779)     (39,779)
Depreciation - real estate assets                            119,416      107,928
Joint venture adjustments                                        792          751
Minority interest expense                                      1,759        1,975
Gain on sale of communities                                  (40,779)     (47,093)
                                                           ---------    ---------

        Funds from Operations - Clarified Definition (1)   $ 252,013    $ 196,058
        Non-recurring charges (2)                                 --       16,782
                                                           ---------    ---------

        Funds from Operations - Original Definition (3)    $ 252,013    $ 212,840
                                                           =========    =========

        Net cash provided by operating activities          $ 294,818    $ 250,066
                                                           =========    =========
        Net cash used in investing activities              $(282,584)   $(264,619)
                                                           =========    =========
        Net cash provided by financing activities          $  37,379    $  13,284
                                                           =========    =========

(1) Represents FFO calculated in accordance with NAREIT's October 1999 White Paper on FFO. Our calculation of FFO in accordance with NAREIT's clarified definition of FFO includes the effect on earnings of non-recurring charges for certain management and other organizational changes and Year 2000 remediation costs.
(2) Consists of $16,076 related to management and other organizational changes announced during durring 1998 and $706 for Year 2000 remediation costs. Previously, the effect on earnings of non-recurring charges for certain management and other organizational changes and Year 2000 remediation costs were excluded from the calculation of FFO.
(3) FFO calculated based on NAREIT's definition of FFO prior to the issuance of the October 1999 White Paper on FFO.

Capitalization of Fixed Assets and Community Improvements

Our policy with respect to capital expenditures is generally to capitalize only non-recurring expenditures. We capitalize improvements and upgrades only if the item:

      o     exceeds $15,000;
      o     extends the useful life of the asset; and
      o is not related to making an apartment home ready for the next resident.

Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include the following:

      o     carpet and appliance replacements;
      o     floor coverings;
      o     interior painting; and
      o     other redecorating costs.

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. The application of these policies for the year ended December 31, 2000 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $225 per apartment home. For the year ended December 31, 2000, we charged to maintenance expense, including carpet and appliance replacements, related to Stabilized Communities approximately $1,145 per apartment home. We anticipate that capitalized costs per apartment home will gradually rise as the average age of our communities increases.

Liquidity and Capital Resources

Liquidity. The primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by:

      o     the number of apartment homes;
      o     rental rates;
      o     occupancy levels; and
      o     our expenses with respect to these apartment homes.

The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, particularly to changes in interest rates that are charged to us as changes in interest rates affect our decision as to whether to issue debt securities, borrow money and invest in real estate. Thus, changes in the capital markets environment may affect our plans for the undertaking of construction and development as well as acquisition activity.

Cash and cash equivalents increased $49,613,000 to $57,234,000 for the year ended December 31, 2000 compared to a decrease in cash and cash equivalents of $1,269,000 to $7,621,000 for the year ended December 31, 1999.

      o Net cash provided by operating activities totaled $294,818,000 for the year ended December 31, 2000, an increase of $44,752,000 provided over the same period of 1999. The increase was primarily attributable to additional operating income from newly developed and redeveloped communities as well as growth in operating income from Established Communities.
      o Net cash used in investing activities totaled $282,584,000 for the year ended December 31, 2000, an increase of $17,965,000 used over the same period of 1999. The increase was primarily due to a reduction in the proceeds from the sale of communities.
      o Net cash provided by financing activities totaled $37,379,000 for the year ended December 31, 2000, an increase of $24,095,000 over the same period of 1999. The increase is primarily due to increased sales of unsecured notes partially offset by additional dividends paid and increased repayments of the unsecured credit facility.

Cash and cash equivalents decreased $1,269,000 to $7,621,000 for the year ended December 31, 1999 compared to an increase of $2,168,000 to $8,890,000 for the year ended December 31, 1998.

      o Net cash provided by operating activities totaled $250,066,000 for the year ended December 31, 1999, an increase of $56,588,000 provided over the same period of 1998. The increase was primarily due to an increase in operating income from additional communities gained from the merger, and additional operating income from newly developed and redeveloped communities as well as growth in operating income from Established Communities.
      o Net cash used in investing activities totaled $264,619,000 for the year ended December 31, 1999, a decrease of $353,066,000 used over the same period of 1998. The decrease in expenditures reflected increased sales of communities and decreased acquisitions, offset by increased construction and reconstruction activity. The decrease in acquisitions was attributable to a shift in our investment focus away from acquisitions and towards development opportunities that offer higher projected yields, primarily in response to the lack of available properties that met our increased yield requirements and the decrease in availability of cost-effective capital.
      o Net cash provided by financing activities totaled $13,284,000 for the year ended December 31, 1999, a decrease of $413,091,000 over the same period of 1998. The decrease was primarily due to our development activities increasingly being funded through the sale of existing communities as opposed to incurring debt or selling equity. This resulted in a reduction in the sale of unsecured notes as well as a reduction of outstanding amounts under our unsecured credit facility as proceeds from the sale of communities are initially used to repay amounts outstanding on our unsecured credit facility. Also, dividends paid increased as a result of additional common and preferred shares issued in connection with the merger.

We regularly review our short and long-term liquidity needs and the adequacy of Funds from Operations, as defined above, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

      o     normal recurring operating expenses;
      o     debt service payments;
      o     the distributions required with respect to preferred stock;
      o the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986; and
      o development and redevelopment activity in which we are currently engaged.

We anticipate that we can fully satisfy these needs from a combination of cash flows provided by operating activities and capacity under our unsecured credit facility.

We believe our principle long-term liquidity needs are the repayment of medium and long-term debt. We anticipate that no significant portion of the principal of any indebtedness will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness, it will be necessary for us to refinance this debt. This refinancing may be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. We also anticipate having significant retained cash flow in each year such that some or all of any debt maturity can be satisfied from retained cash. Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

Capital Resources. We intend to match the long-term nature of our real estate assets with long-term cost- effective capital to the extent permitted by prevailing market conditions. We have raised approximately $625 million in capital market offerings since January 1999:

         Date                          Description of Offerings
         ------------------------      --------------------------------

         January 1999                  $125 million medium-term notes
         July 1999                     $150 million medium-term notes
         July 2000                     $150 million medium-term notes
         December 2000                 $200 million medium-term notes

We follow a focused strategy to help facilitate uninterrupted access to capital. This strategy includes:

      o hiring, training and retaining associates with a strong resident service focus, which should lead to higher rents, lower turnover and reduced operating costs;
      o managing, acquiring and developing upscale communities in locations where the availability of zoned and entitled land is limited to provide consistent, sustained earnings growth;
      o operating in markets with growing demand, as measured by household formation and job growth, and high barriers-to-entry. We believe these characteristics generally combine to provide a favorable demand-supply balance, which we believe will create a favorable environment for future rental rate growth while protecting existing and new communities from new supply. We expect this strategy to result in a high level of quality to the revenue stream;
      o maintaining a conservative capital structure, largely comprised of equity, and with modest, cost-effective leverage. We generally avoid secured debt except in order to obtain low cost, tax-exempt debt. We believe such a structure promotes an environment where current credit rating levels can be maintained;
      o following accounting practices that provide a high level of quality to reported earnings; and
      o providing timely, accurate and detailed disclosures to the investment community.

We believe these strategies provide a disciplined approach to capital access to help position us to fund portfolio growth.

Capital market conditions over the past several years have limited our access to cost-effective capital. See "Future Financing and Capital Needs" for a discussion of our response to the current capital markets environment. The following is a discussion of specific capital transactions, arrangements and agreements.

Variable Rate Unsecured Credit Facility

Our unsecured revolving credit facility is furnished by a consortium of banks and provides $600,000,000 in short-term credit. We pay these banks an annual facility fee of $900,000 in equal quarterly installments. The unsecured credit facility bears interest at varying levels tied to the London Interbank Offered Rate (LIBOR) based on ratings levels achieved on our unsecured notes and on a maturity selected by us. The current stated pricing is LIBOR plus 0.60% per annum. The unsecured credit facility matures in July 2001, however there are two one-year extension options, the first at our sole discretion and the second with the consent of the consortium of banks. Therefore, we may extend the maturity to at least July 2002. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.50% for balances most recently placed under the competitive bid option. At March 1, 2001, $0 was outstanding, $82,753,000 was used to provide letters of credit and $517,247,000 was available for borrowing under the unsecured credit facility. We intend to use borrowings under the unsecured credit facility for:

      o     capital expenditures;
      o     construction, development, reconstruction and redevelopment costs;
      o     acquisitions;
      o     credit enhancement for tax-exempt bonds; and
      o     working capital purposes.

Interest Rate Protection Agreements

We are not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on approximately $177 million of our variable rate tax-exempt indebtedness. We intend, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate, and we have engaged a consultant to assist in managing our interest rate risks and exposure.

Financing Commitments and Transactions Completed

In July 2000, we issued $150,000,000 of unsecured medium-term notes. The notes have a coupon rate of 8.25% and will mature on July 15, 2008. We used the net proceeds of approximately $148,989,000 to repay amounts outstanding under our unsecured credit facility.

In December 2000, we issued $200,000,000 of unsecured medium-term notes. The notes have a coupon rate of 7.50% and will mature on December 15, 2010. We used the net proceeds of approximately $197,242,000 to repay amounts outstanding under our unsecured credit facility, with the excess proceeds invested in cash equivalents.

Future Financing and Capital Needs

As of December 31, 2000, we had 16 new communities under construction either by us or by unaffiliated third parties with whom we have entered into forward purchase commitments. As of December 31, 2000, a total estimated cost of $419,914,000 remained to be invested in these communities. In addition, we had four other communities under reconstruction, for which an estimated $33,559,000 remained to be invested as of December 31, 2000.

Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction will be funded from:

      o the remaining capacity under our $600,000,000 unsecured credit facility;
      o     the net proceeds from sales of existing communities;
      o     retained operating cash; and/or
      o     the issuance of debt or equity securities.

We expect to continue to fund deferred development costs related to future developments from retained operating cash and borrowings under the unsecured credit facility. We believe these sources of capital will be adequate to take the proposed communities to the point in the development cycle where construction can begin.

We have observed and been impacted by a reduction in the availability of cost-effective capital since the third quarter of 1998. While the capital market environment has improved during 2000, we cannot assure you that cost-effective capital will be available to meet future expenditures required to begin planned reconstruction activity or the construction of the Development Rights. Before planned reconstruction activity or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pursuit costs and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such pursuits, and the related write-off of costs will increase current period expenses.

Our liquidity could be adversely impacted by expanding development activities and/or reduced capital (as compared to prior years) available from asset sales. To meet the balance of our liquidity needs under such conditions, we would need to arrange additional capacity under our existing unsecured credit facility, sell additional existing communities and/or issue additional debt or equity securities. While we believe we have the financial position to expand our short-term credit capacity and support our capital markets activity, we cannot assure you that we will be successful in completing these arrangements, sales or offerings. The failure to complete these transactions on a cost-effective basis could have a material adverse impact on our operating results and financial condition, including the abandonment of deferred development costs and a resultant charge to earnings.

To increase our concentration of communities in selected high barrier-to-entry markets, we are selling assets in certain submarkets and redeploying the proceeds. Under our disposition program, we solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal. We have disposed of nine communities since January 1, 2000 for net proceeds of approximately $138,924,000. We intend to actively seek buyers for the remaining communities held for sale. However, we cannot assure you that these assets can be sold on terms that we consider satisfactory.

The remaining assets that we have identified for disposition include land, buildings and improvements and furniture, fixtures and equipment. Total real estate, net of accumulated depreciation, of all communities identified for sale at December 31, 2000 totaled $208,118,000. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid from our net sales proceeds. Our Consolidated Statements of Operations include net income from the communities held for sale of $11,568,000 and $9,171,000 for the years ended December 31, 2000 and 1999, respectively.

Because the proceeds from the sale of communities are used initially to reduce borrowings under our unsecured credit facility, the immediate effect of a sale of a community is to have a negative effect on Funds from Operations. This is because the yield on a community that is sold exceeds the interest rate on the borrowings that are repaid from such net proceeds. Therefore, changes in the number and timing of dispositions, and the redeployment of the resulting net proceeds, may have a material and adverse effect on our Funds from Operations.

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured credit facility:

                                                                                      (Dollars in thousands)

                                              All-In    Principal      Balance Outstanding              Scheduled Maturities
                                             interest    maturity    ----------   -----------     --------   ----------  ----------
                         Community           rate (1)      date       12-31-99      12-31-00        2001        2002        2003
-----------------------------------------   ---------   ---------    ----------   -----------     --------   ----------  ----------
Tax-Exempt Bonds
     Fixed Rate
         Avalon at Foxchase I                 5.88%      Nov-2007    $  16,800    $   16,800      $    --    $      --   $      --
         Avalon at Foxchase II                5.88%      Nov-2007        9,600         9,600           --           --          --
         Fairway Glen                         5.88%      Nov-2007        9,580         9,580           --           --          --
         CountryBrook                         7.87%      Mar-2012       19,264        18,934          357          386         417
         Waterford                            5.88%      Aug-2014       33,100        33,100           --           --          --
         Avalon at Mountain View              5.88%      Mar-2017       18,300        18,300           --           --          --
         Avalon at Dulles                     7.04%      Jul-2024       12,360        12,360           --           --          --
         Avalon at Symphony Glen              7.00%      Jul-2024        9,780         9,780           --           --          --
         Avalon View                          7.55%      Aug-2024       18,795        18,465          350          373         397
         Avalon at Lexington                  6.56%      Feb-2025       14,602        14,347          271          288         307
         Avalon at Nob Hill                   5.80%      Jun-2025       20,263        20,013          268          288         308
         Avalon at Mission Viejo              5.50%      Jun-2025        7,445         7,354           98          105         112
         Avalon Campbell                      6.48%      Jun-2025       37,535        36,981          594          637         684
         Avalon Pacifica                      6.48%      Jun-2025       17,026        16,775          270          289         310
         Barrington Hills                     6.48%      Jun-2025       12,843            -- (2)       --           --          --
         Crossbrook                           6.48%      Jun-2025        8,273         8,156          126          136         146
         Avalon Knoll                         6.95%      Jun-2026       13,580        13,393          200          214         230
         Avalon Landing                       6.85%      Jun-2026        6,721         6,626          101          108         116
         Avalon Fields                        7.05%      May-2027       11,756        11,609          157          169         180
         Avalon West                          7.73%      Dec-2036        8,632         8,579           57           61          65
                                                                     ----------   -----------     --------   ----------  ----------
                                                                       306,255       290,752        2,849        3,054       3,272
     Variable Rate
         Avalon Devonshire                               Dec-2025       27,305        27,305           --           --          --
         Avalon at Fairway Hills I                       Jun-2026       11,500        11,500           --           --          --
         Avalon at Laguna Niguel                         Mar-2009       10,400        10,400           --           --          --
         Avalon Greenbriar                               May-2026       18,755        18,755           --           --          --
                                                                     ----------   -----------     --------   ----------  ----------
                                                                        67,960        67,960           --           --          --
Conventional Loans:
     Fixed Rate
         $100 Million unsecured notes         7.375%     Sep-2002      100,000       100,000           --      100,000          --
         $50 Million unsecured notes          6.25%      Jan-2003       50,000        50,000           --           --      50,000
         $100 Million unsecured notes         6.50%      Jul-2003      100,000       100,000           --           --     100,000
         $125 Million medium-term notes       6.58%      Feb-2004      125,000       125,000           --           --          --
         $100 Million unsecured notes         6.625%     Jan-2005      100,000       100,000           --           --          --
         $50 Million unsecured notes          6.50%      Jan-2005       50,000        50,000           --           --          --
         $150 Million unsecured notes         6.80%      Jul-2006      150,000       150,000           --           --          --
         $110 Million  unsecured notes        6.875%     Dec-2007      110,000       110,000           --           --          --
         $50 Million unsecured notes          6.625%     Jan-2008       50,000        50,000           --           --          --
         $150 Million medium-term notes       8.25%      Jul-2008           --       150,000           --           --          --
         $150 Million medium-term notes       7.50%      Aug-2009      150,000       150,000           --           --          --
         $200 Million medium-term notes       7.50%      Dec-2010           --       200,000           --           --          --
         Avalon Redmond Place                 7.31%      May-2001       11,272        11,042       11,042           --          --
         Avalon Pines                         8.00%      Dec-2003        5,226            --  (2)      --           --          --
         Avalon at Pruneyard                  7.25%      May-2004       12,870        12,870           --           --          --
         Govenor's Square                     7.65%      Aug-2004       13,923            --  (2)      --           --          --
         Avalon Walk II                       8.93%      Aug-2004       12,541        12,300          264          288         315
                                                                     ----------   -----------     --------   ----------  ----------
                                                                     1,040,832     1,371,212       11,306      100,288     150,315

     Variable Rate-None                                                     --            --           --           --          --
                                                                     ----------   -----------     --------   ----------  ----------

Total indebtedness - excluding unsecured credit facility             $1,415,047   $ 1,729,924     $ 14,155   $  103,342  $  153,587
                                                                     ==========   ===========     ========   ==========  ==========

                                                                          (Dollars in thousands)

                                                                              Scheduled Maturities
                                                                ----------        ----------        ----------
           Community                                               2004              2005           Thereafter
------------------------------------------                      ----------        ----------        ----------
Tax-Exempt Bonds
     Fixed Rate
         Avalon at Foxchase I                                   $       --        $       --        $   16,800
         Avalon at Foxchase II                                          --                --             9,600
         Fairway Glen                                                   --                --             9,580
         CountryBrook                                                  451               488            16,835
         Waterford                                                      --                --            33,100
         Avalon at Mountain View                                        --                --            18,300
         Avalon at Dulles                                               --                --            12,360
         Avalon at Symphony Glen                                        --                --             9,780
         Avalon View                                                   425               455            16,465
         Avalon at Lexington                                           326               347            12,808
         Avalon at Nob Hill                                            331               355            18,463
         Avalon at Mission Viejo                                       121               129             6,789
         Avalon Campbell                                               733               786            33,547
         Avalon Pacifica                                               332               356            15,218
         Barrington Hills                                               --                --                --
         Crossbrook                                                    157               169             7,422
         Avalon Knoll                                                  246               263            12,240
         Avalon Landing                                                124               132             6,045
         Avalon Fields                                                 193               207            10,703
         Avalon West                                                    70                75             8,251
                                                                ----------        ----------        ----------
                                                                     3,509             3,762           274,306
     Variable Rate
         Avalon Devonshire                                              --                --            27,305
         Avalon at Fairway Hills I                                      --                --            11,500
         Avalon at Laguna Niguel                                        --                --            10,400
         Avalon Greenbriar                                              --                --            18,755
                                                                ----------        ----------        ----------
                                                                        --                --            67,960
Conventional Loans:
     Fixed Rate
         $100 Million unsecured notes                                   --                --                --
         $50 Million unsecured notes                                    --                --                --
         $100 Million unsecured notes                                   --                --                --
         $125 Million medium-term notes                            125,000                --                --
         $100 Million unsecured notes                                   --           100,000                --
         $50 Million unsecured notes                                    --            50,000                --
         $150 Million unsecured notes                                   --                --           150,000
         $110 Million  unsecured notes                                  --                --           110,000
         $50 Million unsecured notes                                    --                --            50,000
         $150 Million medium-term notes                                 --                --           150,000
         $150 Million medium-term notes                                 --                --           150,000
         $200 Million medium-term notes                                 --                --           200,000
         Avalon Redmond Place                                           --                --                --
         Avalon Pines                                                   --                --                --
         Avalon at Pruneyard                                        12,870                --                --
         Govenor's Square                                               --                --                --
         Avalon Walk II                                             11,433                --                --
                                                                ----------        ----------        ----------
                                                                   149,303           150,000           810,000

     Variable Rate-None                                                 --                --                --
                                                                ----------        ----------        ----------
Total indebtedness - excluding unsecured credit facility        $  152,812        $  153,762        $1,152,266
                                                                ==========        ==========        ==========

(1)   Includes credit enhancement fees, facility fees, trustees, etc.
(2) The remaining loan balance was repaid in connection with the disposition of the property during 2000.

Inflation

Substantially all of our leases are for a term of one year or less. This may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term without penalty. We believe that short-term leases, combined with relatively consistent demand, results in rents and cash flow which provide an attractive inflation hedge.

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

Our operating results are affected by changes in interest rates as a result of borrowings under our variable rate unsecured credit facility as well as outstanding bonds with variable interest rates. We had $67,960,000 and $246,560,000 in variable rate debt (including mortgage notes payable and the unsecured credit facility) outstanding as of December 31, 2000 and 1999, respectively. If interest rates on the variable rate debt had been 100 basis points higher throughout 2000 and 1999, our annual interest costs would have increased by approximately $2,500,000 and $3,300,000, respectively, based on balances outstanding during the applicable years.

We currently use interest rate swap agreements to reduce the impact of interest rate fluctuations on certain variable rate indebtedness. Under swap agreements,

      o we agree to pay to a counterparty the interest that would have been incurred on a fixed principal amount at a fixed interest rate (generally, the interest rate on a particular treasury bond on the date the agreement is entered into, plus a fixed increment), and
      o the counterparty agrees to pay to us the interest that would have been incurred on the same principal amount at an assumed floating interest rate tied to a particular market index.

As of December 31, 2000, the effect of swap agreements is to fix the interest rate on approximately $177 million of our variable rate tax-exempt debt. Furthermore, swap agreements fix the interest rate on approximately $23 million of unconsolidated variable rate debt as of December 31, 2000. The swap agreements were not electively entered into by us but, rather, were a requirement of either the bond issuer or the credit enhancement provider related to certain of our tax-exempt bond financings. Because the counterparties providing the swap agreements are major financial institutions with AAA credit ratings by the Standard & Poor's Ratings Group and the interest rates fixed by the swap agreements are significantly higher than current market rates for such agreements, we do not believe there is exposure at this time to a default by a counterparty provider.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information pertaining to directors and executive officers of the registrant is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 8, 2001.

ITEM 11. EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 8, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to security ownership of management and certain beneficial owners of the registrant's Common Stock is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 8, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 8, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

14(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Report of Independent Accountants                                         F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999              F-2

Consolidated Statements of Operations for
      the years ended December 31, 2000, 1999 and 1998                    F-3

Consolidated Statements of Stockholders' Equity for
      the years ended December 31, 2000, 1999 and 1998                    F-4

Consolidated Statements of Cash Flows for
      the years ended December 31, 2000, 1999 and 1998                    F-5

Notes to Consolidated Financial Statements                                F-6

14(a)(2) Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation                  F-28

14(a)(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

14(b) Reports on Form 8-K

On October 23, 2000, the Company filed a Report on Form 8-K for the purpose of furnishing, under Item 9 thereof, information that AvalonBay intended to present to current and prospective stockholders and other persons and institutions.

                                INDEX TO EXHIBITS

EXHIBIT
NO.               DESCRIPTION

1.1      --       Distribution Agreement, dated December 21, 1998, among the
                  Company and the Agents, including Administrative Procedures, relating to the MTNs. (Incorporated by reference to Exhibit
                  4.4 to the Company's Current Report on Form 8-K filed on
                  December 21, 1998.)

1.2      --       First Amendment, dated as of June 27, 2000, to Distribution
                  Agreement, dated December 21, 1998, among the Company and the Agents. (Incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed on July 11, 2000.)

3(i).1   --       Articles of Amendment and Restatement of Articles of
                  Incorporation of AvalonBay Communities, Inc. (the "Company"), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14,
                  1998.)

3(i).2   --       Articles of Amendment, dated as of October 2, 1998.
                  (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3   --       Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock.
                  (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1  --       Bylaws of the Company, as amended and restated, dated as of
                  July 24, 1998. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 14, 1998.)

3(ii).2  --       Amendment to Bylaws of the Company, dated February 10, 1999.
                  (Incorporated by reference to Exhibit 3(ii).2 to Form 10-K of the Company filed March 31, 1999.)

3(ii).3  --       Amendment to Bylaws of the Company, dated May 5, 1999.
                  (Incorporated by reference to Exhibit 3(ii).3 to Form 10-Q of the Company filed on August 16, 1999.)

4.1      --       Indenture of Avalon Properties, Inc. (hereinafter referred to as "Avalon Properties") dated as of September 18, 1995.
                  (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2      --       First Supplemental Indenture of Avalon Properties dated as of
                  September 18, 1995. (Incorporated by reference to Avalon
                  Properties' Current Report on Form 8-K dated September 18,
                  1995.)

4.3      --       Second Supplemental Indenture of Avalon Properties dated as of
                  December 16, 1997. (Incorporated by reference to Avalon
                  Properties' Current Report on Form 8-K filed January 26,
                  1998.)

4.4      --       Third Supplemental Indenture of Avalon Properties dated as of
                  January 22, 1998. (Incorporated by reference to Avalon
                  Properties' Current Report on Form 8-K filed on January 26,
                  1998.)

4.5      --       Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee.
                  (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998.)

EXHIBIT
NO.               DESCRIPTION

4.6      --       First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21, 1998.)

4.7      --       Second Supplemental Indenture, dated as of July 7, 1998,
                  between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8      --       Third Supplemental Indenture, dated as of December 21, 1998 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on December 21,
                  1998.)

4.9      --       Amended and Restated Third Supplemental Indenture, dated as of
                  July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on July 11, 2000.)

4.10     --       Dividend Reinvestment and Stock Purchase Plan of the Company
                  filed September 14, 1999. (Incorporated by reference to Form
                  S-3 of the Company, File No. 333-87063.)

4.11     --       Amendment to the Company's Dividend Reinvestment and Stock
                  Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule
                  424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.12     --       Shareholder Rights Agreement, dated March 9, 1998 (the "Rights
                  Agreement"), between the Company and First Union National Bank
                  (as successor to American Stock Transfer and Trust Company) as
                  Rights Agent (including the form of Rights Certificate as
                  Exhibit B). (Incorporated by reference to Exhibit 4.1 to Form
                  8-A of the Company filed March 11, 1998.)

4.13     --       Amendment No. 1 to the Rights Agreement, dated as of February
                  28, 2000, between the Company and the Rights Agent.
                  (Incorporated by reference to Exhibit 4.2 to Form 8-A/A of the Company filed February 28, 2000.)

10.1+    --       Employment Agreement, dated as of March 9, 1998, between the
                  Company and Richard L. Michaux (Incorporated by reference to
                  Exhibit 10.1 to Form 10-Q of the Company filed August 14,
                  1998) and Amendment, dated as of July 30, 1999, to Employment
                  Agreement, dated as of March 9, 1998, between the Company and Richard L. Michaux. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed on August 16, 1999.)

10.2+    --       Employment Agreement, dated as of March 9, 1998, between the
                  Company and Robert H. Slater (Incorporated by reference to
                  Exhibit 10.3 to Form 10-Q of the Company filed August 14,
                  1998) and Amendment, dated as of July 30, 1999, to Employment
                  Agreement, dated as of March 9, 1998, between the Company and Robert H. Slater. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed on August 16, 1999.)

10.3+     --      Employment Agreement, dated as of March 9, 1998, between the
                  Company and Thomas J. Sargeant. (Incorporated by reference to
                  Exhibit 10.4 to Form 10-Q of the Company filed August 14,
                  1998.)

EXHIBIT
NO.               DESCRIPTION

10.4+    --       Employment Agreement, dated as of March 9, 1998, between the
                  Company and Bryce Blair (Incorporated by reference to Exhibit
                  10.5 to Form 10-Q of the Company filed August 14, 1998) and
                  Amendment, dated as of July 30, 1999, to Employment Agreement, dated as of March 9, 1998, between the Company and Bryce
                  Blair. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed on August 16, 1999.)

10.5+    --       Employment Agreement, dated as of February 26, 2001, between the Company and Timothy J. Naughton. (Filed herewith.)

10.6+    --       Letters of clarification, dated as of July 30, 1999, to the
                  Employment Agreements of Messrs. Michaux, Blair and Slater.
                  (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed on August 16, 1999.)

10.7+    --       Letter agreement regarding departure, dated as of August 26,
                  1999, by and between the Company and Debra L. Shotwell
                  (Incorporated by reference to Exhibit 10.41 to Form 10-K of the Company filed on March 10, 2000) and Employment Agreement, dated as of March 9, 1998, between the Company and Debra L.
                  Shotwell. (Incorporated by reference to Exhibit 10.5 to Form
                  10-Q of the Company filed May 15, 1998.)

10.8+    --       Letter Agreement regarding departure, dated February 26, 2001, by and between the Company and Robert H. Slater. (Filed herewith.)

10.9+    --       Separation Agreement, dated as of April 15, 1999, by and
                  between the Company and Jeffrey B. Van Horn (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company filed on August 16, 1999) and Employment Agreement, dated as of March
                  9, 1998, between the Company and Jeffrey B. Van Horn.
                  (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 15, 1998.)

10.10+   --       Separation Agreement, dated as of May 27, 1999, by and between the Company and Charles H. Berman (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company filed on August
                  16, 1999) and Employment Agreement, dated as of March 9, 1998, between the Company and Charles H. Berman. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed
                  August 14, 1998.)

10.11+   --       Mutual Release and Separation Agreement, dated as of March 24,
                  2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed on May 15, 2000.)

10.12+   --       Retirement Agreement, dated as of March 24, 2000, between the
                  Company and Gilbert M. Meyer. (Incorporated by reference to
                  Exhibit 10.2 to Form 10-Q of the Company filed on May 15,
                  2000.)

10.13+   --       Consulting Agreement, dated as of March 24, 2000, between the
                  Company and Gilbert M. Meyer. (Incorporated by reference to
                  Exhibit 10.3 to Form 10-Q of the Company filed on May 15,
                  2000.)

10.14+   --       Avalon Properties, Inc. 1993 Stock Option and Incentive Plan.
                  (Filed herewith.)

10.15+   --       Avalon Properties, Inc. 1995 Equity Incentive Plan. (Filed
                  herewith.)

EXHIBIT
NO.               DESCRIPTION

10.16+   --       Amendment, dated May 6, 1999, to the Avalon Properties Amended and Restated 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company filed on August 16, 1999.)

10.17+   --       AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as
                  amended and restated on April 13, 1998, and subsequently amended on July 24, 1998 (incorporated by reference to Exhibit
                  10.1 to the Company's Form 10-Q filed November 16, 1998) and amendment thereto, dated May 6, 1999 (Incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company filed on August 16, 1999).

10.18+   --       1996 Non-Qualified Employee Stock Purchase Plan, dated June
                  26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Form S-8 of the Company filed June 26, 1997, File No. 333-16837.)

10.19+   --       1996 Non-Qualified Employee Stock Purchase Plan - Plan
                  Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Form S-8 of the company, File No.
                  333-16837.)

10.20    --       Registration Rights Agreement, dated as of September 23, 1997, between the Company and certain defined Holders of units of limited partnership interests in Bay Pacific Northwest, L.P.
                  (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Company filed October 28, 1997.)

10.21    --       Form of Agreement of Limited Partnership of Bay Countrybrook,
                  L.P., by and among Bay GP, Inc., the Company and certain other defined Persons. (Incorporated by reference to Exhibit 10.5 to Form 8-K/A of the Company filed July 5, 1996.)

10.22    --       Agreement of Limited Partnership of Bay Pacific Northwest,
                  L.P. dated as of September 12, 1997, between the Company and certain other defined Persons. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed October 28,
                  1997.)

10.23+   --       Promissory Note and Pledge and Security Agreement between the
                  Company and Samuel B. Fuller, dated June 15, 2000. (Filed herewith.)

10.24    --       Indemnification Agreements between the Company and the
                  Directors of the Company (Incorporated by reference to Exhibit
                  10.39 to Form 10-K of the Company filed on March 31, 1999.)

10.25+   --       The Company's Officer Severance Plan. (Incorporated by
                  reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 11, 2000.)

12.1     --       Statements re: Computation of Ratios.

21.1     --       Schedule of Subsidiaries of the Company.

23.1     --       Consent of Arthur Andersen LLP.

----------------
+ Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AVALONBAY COMMUNITIES, INC.

Date:  March 21, 2001               By: /s/ RICHARD L. MICHAUX
                                       ---------------------------------------
                                       Richard L. Michaux, Executive Chairman
                                       of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 21, 2001               By: /s/ RICHARD L. MICHAUX
                                       ---------------------------------------
                                       Richard L. Michaux, Executive Chairman
                                       of the Board, Director (Principal
                                       Executive Officer)

Date:  March 21, 2001               By: /s/ THOMAS J. SARGEANT
                                       ---------------------------------------
                                       Thomas J. Sargeant, Chief Financial
                                       Officer and Executive VP (Principal
                                       Financial and Accounting Officer)

Date:  March 21, 2001               By: /s/ BRUCE A. CHOATE
                                       ---------------------------------------
                                       Bruce A. Choate, Director

Date:  March 21, 2001               By: /s/ MICHAEL A. FUTTERMAN
                                       ---------------------------------------
                                       Michael A. Futterman, Director

Date:  March 21, 2001               By: /s/ JOHN J. HEALY, JR.
                                       ---------------------------------------
                                       John J. Healy, Jr., Director

Date:  March 21, 2001               By: /s/ GILBERT M. MEYER
                                       ---------------------------------------
                                       Gilbert M. Meyer, Director

Date:  March 21, 2001               By: /s/ BRENDA J. MIXSON
                                       ---------------------------------------
                                       Brenda J. Mixson, Director

Date:  March 21, 2001               By: /s/ LANCE R. PRIMIS
                                       ---------------------------------------
                                       Lance R. Primis, Director

Date:  March 21, 2001               By: /s/ ALLAN D. SCHUSTER
                                       ---------------------------------------
                                       Allan D. Schuster, Director

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of AvalonBay Communities, Inc.:

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (a Maryland corporation, the "Company") and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AvalonBay Communities, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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


                                                         /S/ ARTHUR ANDERSEN LLP

Vienna, Virginia
January 17, 2001

                           AVALONBAY COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                                   12-31-00         12-31-99
                                                                                                  -----------     -----------
ASSETS
Real estate:
       Land                                                                                       $   742,863     $   663,007
       Buildings and improvements                                                                   3,047,560       2,942,866
       Furniture, fixtures and equipment                                                               98,880          82,467
                                                                                                  -----------     -----------
                                                                                                    3,889,303       3,688,340
       Less accumulated depreciation                                                                 (316,045)       (206,962)
                                                                                                  -----------     -----------
       Net operating real estate                                                                    3,573,258       3,481,378
       Construction in progress (including land)                                                      418,583         395,187
       Communities held for sale                                                                      208,118         164,758
                                                                                                  -----------     -----------
           Total real estate, net                                                                   4,199,959       4,041,323

Cash and cash equivalents                                                                              57,234           7,621
Cash in escrow                                                                                         16,733           8,801
Resident security deposits                                                                             18,281          14,113
Investments in unconsolidated real estate joint ventures                                               12,215           8,101
Deferred financing costs, net                                                                          15,265          14,056
Deferred development costs                                                                             16,359          12,938
Participating mortgage notes                                                                           21,483          21,483
Prepaid expenses and other assets                                                                      39,696          26,226
                                                                                                  -----------     -----------
                   Total assets                                                                   $ 4,397,225     $ 4,154,662
                                                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured notes                                                                                   $ 1,335,000     $   985,000
Variable rate unsecured credit facility                                                                    --         178,600
Mortgage notes payable                                                                                394,924         430,047
Dividends payable                                                                                      47,572          44,139
Payables for construction                                                                              19,997          18,874
Accrued expenses and other liabilities                                                                 46,771          40,226
Accrued interest payable                                                                               32,829          28,134
Resident security deposits                                                                             28,138          23,980
                                                                                                  -----------     -----------
                    Total liabilities                                                               1,905,231       1,749,000
                                                                                                  -----------     -----------

Minority interest of unitholders in consolidated partnerships                                          49,501          35,377

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.01 par value; $25 liquidation value; 50,000,000 shares authorized at both December 31, 2000 and 1999; 18,322,700 shares outstanding at both
              December 31, 2000 and 1999                                                                  183             183
         Common stock, $.01 par value; 140,000,000 shares authorized at both December 31, 2000 and 1999; 67,191,542 and 65,758,009 shares both issued and outstanding at
             December 31, 2000 and 1999, respectively                                                     672             658
         Additional paid-in capital                                                                 2,493,033       2,442,510
         Deferred compensation                                                                         (3,550)         (3,559)
         Dividends in excess of accumulated earnings                                                  (47,845)        (69,507)
                                                                                                  -----------     -----------
                      Total stockholders' equity                                                    2,442,493       2,370,285
                                                                                                  -----------     -----------

                      Total liabilities and stockholders' equity                                  $ 4,397,225     $ 4,154,662
                                                                                                  ===========     ===========

          See accompanying notes to consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                                  Year ended
                                                                     -------------------------------------
                                                                      12-31-00     12-31-99       12-31-98
                                                                     ---------     ---------     ---------
Revenue:
   Rental income                                                     $ 571,943     $ 504,567     $ 369,945
   Management fees                                                       1,051         1,176         1,377
   Other income                                                            401           236            81
                                                                     ---------     ---------     ---------
            Total revenue                                              573,395       505,979       371,403
                                                                     ---------     ---------     ---------

Expenses:
   Operating expenses, excluding property taxes                        142,664       135,517       104,346
   Property taxes                                                       46,958        42,701        31,775
   Interest expense                                                     83,609        74,699        54,650
   Depreciation and amortization                                       122,610       109,759        77,374
   General and administrative                                           13,013         9,592         9,124
   Non-recurring charges                                                    --        16,782            --
                                                                     ---------     ---------     ---------
            Total expenses                                             408,854       389,050       277,269
                                                                     ---------     ---------     ---------

Equity in income of unconsolidated joint ventures                        2,428         2,867         2,638
Interest income                                                          4,764         7,362         3,508
Minority interest in consolidated partnerships                          (1,908)       (1,975)       (1,770)
                                                                     ---------     ---------     ---------

Income before gain on sale of communities and extraordinary item       169,825       125,183        98,510
Gain on sale of communities                                             40,779        47,093        25,270
                                                                     ---------     ---------     ---------
Income before extraordinary item                                       210,604       172,276       123,780
Extraordinary item                                                          --            --          (245)
                                                                     ---------     ---------     ---------

Net income                                                             210,604       172,276       123,535
Dividends attributable to preferred stock                              (39,779)      (39,779)      (28,132)
                                                                     ---------     ---------     ---------

Net income available to common stockholders                          $ 170,825     $ 132,497     $  95,403
                                                                     =========     =========     =========

Per common share - basic

    Income before extraordinary item (net of preferred dividends)    $    2.58     $    2.05     $    1.89
    Extraordinary item                                                      --            --            --
                                                                     ---------     ---------     ---------
    Income available to common stockholders                          $    2.58     $    2.05     $    1.89
                                                                     =========     =========     =========

Per common share - diluted

    Income before extraordinary item (net of preferred dividends)    $    2.53     $    2.03     $    1.88
    Extraordinary item                                                      --            --            --
                                                                     ---------     ---------     ---------
    Income available to common stockholders                          $    2.53     $    2.03     $    1.88
                                                                     =========     =========     =========

          See accompanying notes to consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except share data)

                                                Shares issued                     Amount
                                           ----------------------       ---------------------------
                                           Preferred       Common        Preferred        Common
                                             Stock          Stock          Stock           Stock
                                           ---------       ------       --------          ---------
Balance at 12-31-97                        8,755,000      32,249,577    $        88     $       322

Net income                                        --              --             --              --
Dividends declared to common
    and preferred stockholders                    --              --             --              --
Issuance of Common Stock,
    net of offering costs                         --       1,273,554             --              13
Issuance of Preferred Stock, net of
    offering costs                         4,000,000              --             40              --
Stock acquired in connection with the
    Merger of Bay and Avalon               6,922,786      29,008,909             69             290
Conversion of Preferred Stock to
    Common Stock                          (1,355,086)      1,355,086            (14)             14
Amortization of deferred compensation             --              --             --              --
                                         -----------     -----------    -----------     -----------

Balance at 12-31-98                       18,322,700      63,887,126            183             639

Net income                                        --              --             --              --
Dividends declared to common
    and preferred stockholders                    --              --             --              --
Issuance of Common Stock                          --       1,870,883             --              19
Amortization of deferred compensation             --              --             --              --
                                         -----------     -----------    -----------     -----------

Balance at 12-31-99                       18,322,700      65,758,009            183             658

Net income                                        --              --             --              --
Dividends declared to common
    and preferred stockholders                    --              --             --              --
Issuance of Common Stock                          --       1,433,533             --              14
Amortization of deferred compensation             --              --             --              --
                                         -----------     -----------    -----------     -----------

Balance at 12-31-00                       18,322,700      67,191,542    $       183     $       672
                                         ===========     ===========    ===========     ===========

                                                                         Dividends in
                                            Additional                    excess of
                                             paid-in        Deferred      accumulated    Stockholders'
                                             capital      compensation      earning         equity
                                           -----------    ------------   --------------  ------------
Balance at 12-31-97                        $   987,638    $    (3,265)    $   (23,773)    $   961,010

Net income                                          --             --         123,535         123,535
Dividends declared to common
    and preferred stockholders                      --             --        (167,878)       (167,878)
 Issuance of Common Stock,
    net of offering costs                       45,267         (4,346)             --          40,934
Issuance of Preferred Stock, net of
    offering costs                              96,195             --              --          96,235
Stock acquired in connection with the
    Merger of Bay and Avalon                 1,256,987             --              --       1,257,346
Conversion of Preferred Stock to
    Common Stock                                    --             --              --              --
Amortization of deferred compensation               --          3,255              --           3,255
                                           -----------    -----------     -----------     -----------

Balance at 12-31-98                          2,386,087         (4,356)        (68,116)      2,314,437

Net income                                          --             --         172,276         172,276
Dividends declared to common
    and preferred stockholders                      --             --        (173,667)       (173,667)
Issuance of Common Stock                        56,423         (3,167)             --          53,275
Amortization of deferred compensation               --          3,964              --           3,964
                                           -----------    -----------     -----------     -----------

Balance at 12-31-99                          2,442,510         (3,559)        (69,507)      2,370,285

Net income                                          --             --         210,604         210,604
Dividends declared to common
    and preferred stockholders                      --             --        (188,942)       (188,942)
Issuance of Common Stock                        50,523         (3,408)             --          47,129
Amortization of deferred compensation               --          3,417              --           3,417
                                           -----------    -----------     -----------     -----------

Balance at 12-31-00                        $ 2,493,033    $    (3,550)    $   (47,845)    $ 2,442,493
                                           ===========    ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                           AVALONBAY COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     For the year ended
                                                                            ---------------------------------------
                                                                             12-31-00       12-31-99       12-31-98
                                                                            ---------      ---------      ---------
Cash flows from operating activities:
    Net income                                                              $ 210,604      $ 172,276      $ 123,535
    Adjustments to reconcile net income to cash provided
        by operating activities:
            Depreciation and amortization                                     122,610        109,759         77,374
            Amortization of deferred compensation                               3,417          3,964          3,255
            Decrease (increase) in investments in unconsolidated
                 real estate joint ventures                                     1,280         (1,510)         1,139
            Income allocated to minority interest in consolidated
                 partnerships                                                   1,908          1,975          1,770
            Gain on sale of communities                                       (40,779)       (47,093)       (25,270)
            Extraordinary item                                                     --             --            245
            Decrease (increase) in cash in operating escrows                    1,144           (348)         2,172
            Increase in resident security deposits, accrued interest
                 receivable on participating mortgage notes, prepaid
                 expenses and other assets                                    (21,059)          (310)       (14,383)
            Increase in accrued expenses, other liabilities and accrued
                 interest payable                                              15,693         11,353         23,641
                                                                            ---------      ---------      ---------
            Net cash provided by operating activities                         294,818        250,066        193,478
                                                                            ---------      ---------      ---------

Cash flows used in investing activities:
    Purchase and development of real estate                                  (432,408)      (516,261)      (713,200)
    Proceeds from sale of communities, net of selling costs                   124,392        255,618        118,025
    Sale (acquisition) of participating mortgage note                              --         25,300        (24,000)
    Increase (decrease) in construction payables                                1,123        (29,276)        26,052
    Increase in cash in investing escrows                                      (9,076)            --             --
    Proceeds received from real estate joint venture partner                   33,385             --             --
    Merger costs and related activities                                            --             --        (24,562)
                                                                            ---------      ---------      ---------
            Net cash used in investing activities                            (282,584)      (264,619)      (617,685)
                                                                            ---------      ---------      ---------

Cash flows from financing activities:
    Proceeds from sale of unsecured notes                                     350,000        275,000        350,000
    Issuance of common and preferred stock, net of offering costs              36,203         53,275        137,169
    Dividends paid                                                           (185,509)      (172,333)      (126,247)
    Net borrowings under (repayments of) unsecured credit facilities         (178,600)      (150,400)        75,695
    Repayments of notes payable                                                (3,429)        (3,934)        (2,391)
    Payment of deferred financing costs                                        (4,428)        (3,654)        (4,435)
    Contributions from (distributions to) minority partners                    23,142         (3,425)        (3,416)
    Refinancings of notes payable                                                  --         18,755             --
                                                                            ---------      ---------      ---------
            Net cash provided by financing activities                          37,379         13,284        426,375
                                                                            ---------      ---------      ---------

            Net increase (decrease) in cash and cash equivalents               49,613         (1,269)         2,168

Cash and cash equivalents, beginning of year                                    7,621          8,890          6,722
                                                                            ---------      ---------      ---------

Cash and cash equivalents, end of year                                      $  57,234      $   7,621      $   8,890
                                                                            =========      =========      =========

Cash paid during period for interest, net of amount capitalized             $  72,712      $  60,705      $  31,405
                                                                            =========      =========      =========

          See accompanying notes to consolidated financial statements.

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the year ended December 31, 2000:

      o 1,520 units of limited partnership in DownREIT partnerships, valued at $60, were issued in connection with an acquisition for cash and units pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated party.
      o 304,602 units of limited partnership in DownREIT partnerships, valued at $10,926, were redeemed for an equal number of shares of the Company's common stock.
      o Real estate assets valued at $5,394 were contributed to a limited liability company in exchange for a 25% membership interest.
      o     Common and preferred dividends declared but not paid totaled
            $47,572.

During the year ended December 31, 1999:

      o 117,178 units of limited partnership in DownREIT partnerships, valued at $4,614, were issued in connection with an acquisition for cash and units pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated party.
      o 22,623 units of limited partnership in DownREIT partnerships, valued at $868, were redeemed for an equal number of shares of the Company's common stock.
      o     Common and preferred dividends declared but not paid totaled
            $44,139.

During the year ended December 31, 1998:

      o Avalon Properties, Inc. ("Avalon") merged into Bay Apartment Communities ("Bay"), whereupon Avalon ceased to exist and Bay legally succeeded to all of the assets and liabilities of Avalon. In these financial statements, the merger was accounted for under the purchase method of accounting. Bay, as the surviving legal entity, adopted the historical financial statements of Avalon, and therefore the historical financial statements for Avalon are presented prior to the merger. Bay's assets were recorded in the historical financial statements of Avalon, as of the date of the merger, at an amount equal to Bay's debt outstanding at that time plus the value of capital stock retained by the Bay stockholders, which approximates fair value. As a result, the financial statements presented reflect that, in connection with the merger, the following was assumed or acquired: debt of $604,663; net other liabilities of $25,239; cash and cash equivalents of $1,419; and minority interest of $9,020.
      o The Company assumed $10,400 of debt and issued 104,222 units of limited partnership in DownREIT partnerships, valued at $3,851, in connection with acquisitions.
      o 6,818 units of limited partnership in DownREIT partnerships, valued at $173, were redeemed for an equal number of shares of the Company's common stock.
      o 950,064 shares of Series A Preferred Stock and 405,022 shares of Series B Preferred Stock were converted into an aggregate of 1,355,086 shares of Common Stock.
      o     Common and preferred dividends declared but not paid totaled
            $43,323.

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

At December 31, 2000, the Company owned or held a direct or indirect ownership interest in 126 operating apartment communities containing 37,147 apartment homes in twelve states and the District of Columbia, of which four communities containing 2,211 apartment homes were under reconstruction. The Company also owned twelve communities with 3,484 apartment homes under construction and rights to develop an additional 33 communities that, if developed as expected, will contain an estimated 9,091 apartment homes.

During the year ended December 31, 2000:

      o The Company acquired six communities containing 1,627 apartment homes for an acquisition price of approximately $200,500. Five of the communities were acquired pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated party.
      o The Company completed development of six communities, containing 1,209 apartment homes for a total investment of approximately $168,700.
      o The Company completed redevelopment of four communities, containing 1,455 apartment homes for a total investment in redevelopment (i.e., excluding acquisition costs) of $40,300.

As further discussed in Note 7, "Communities Held for Sale", the Company has adopted a strategy of funding a portion of the Company's development and redevelopment activities with the proceeds available from the disposition of certain assets in markets that do not meet the Company's long-term strategic direction. In connection with this strategy, the Company sold eight communities in 2000 containing 1,932 apartment homes for net proceeds of approximately $124,392. During 1999, the Company sold 16 communities containing 4,464 apartment homes and a participating mortgage note secured by a community for net proceeds of approximately $280,918.

The Company is the surviving corporation from the merger (the "Merger") of Bay Apartment Communities, Inc. ("Bay") and Avalon Properties, Inc. ("Avalon") on June 4, 1998, where Avalon shareholders received a 0.7683 share of common stock of the Company for each share owned of Avalon common stock. The Merger was accounted for under the purchase method of accounting, with the historical financial statements for Avalon presented prior to the Merger. At that time, Avalon ceased to legally exist, and Bay as the surviving legal entity adopted the historical financial statements of Avalon. Consequently, Bay's assets were recorded in the historical financial statements of Avalon at an amount equal to Bay's debt outstanding at that time plus the value of capital stock retained by the Bay stockholders, which approximates fair value. In connection with the Merger, the Company changed its name from Bay Apartment Communities, Inc. to AvalonBay Communities, Inc.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned partnerships and certain joint venture partnerships in addition to subsidiary partnerships structured as DownREITs. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company has minority interest investments in three technology companies. Realeum, Inc. ("Realeum"), Broadband Residential ("Broadband"), and Viva Group, Inc. ("Viva") are involved in the development and deployment of property management and leasing automation systems, broadband communications services for multifamily communities, and web based leasing software, respectively. The Company accounts for these unconsolidated entities in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company applies the equity method of accounting to its investments in Realeum and the cost method of accounting to its investments in Broadband and Viva. As of December 31, 2000, the aggregate investment in Realeum, BroadBand and Viva is $3,600.

Revenue Recognition

Rental income related to leases is recognized when due from residents. In accordance with the Company's standard lease terms, rental payments are generally due on a monthly basis.

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

If there is an event or change in circumstance that indicates an impairment in the value of a community, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If such carrying amounts are in excess of the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in 2000, 1999 or 1998 on any of its real estate.

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

The following summarizes the tax components of the Company's common and preferred dividends declared for the years ended December 31, 2000, 1999 and 1998:

                                                                  % of common dividends
                                                                      declared for:
                                       --------------------------------------------------------------------------------

                                                                        (AvalonBay,      (Avalon, prior   (Bay, prior to
                                       (AvalonBay)   (AvalonBay)        post Merger)        to Merger)       Merger)(1)
                                           2000          1999             1998                1998             1998
                                       -----------   -----------  ---------------------   -------------   -------------
     Ordinary income                       86%           76%               77%                  56%             77%
     20% rate gain                          9%           11%                9%                  --               9%
     Unrecapturedss.1250 gain               5%           13%               14%                  --              14%
     Non-taxable return of capital          --           --                --                   44%             --

                                                                  % of common dividends
                                                                      declared for:
                                       --------------------------------------------------------------------------------

                                                                        (AvalonBay,      (Avalon, prior   (Bay, prior to
                                       (AvalonBay)   (AvalonBay)        post Merger)        to Merger)       Merger)(1)
                                           2000          1999             1998                1998             1998
                                       -----------   -----------  ---------------------   -------------   -------------
     Ordinary income                       86%           76%              100%                 100%            100%
     20% rate gain                          9%           11%               --                   --              --
     Unrecapturedss.1250 gain               5%           13%               --                   --              --
     Non-taxable return of capital         --            --                --                   --              --

(1) Information presented for Bay for periods prior to June 4, 1998 is unaudited.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization on deferred financing costs were $8,200 and $7,156 on December 31, 2000 and 1999, respectively.

Cash, Cash Equivalent and Cash in Escrow

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company's cash, cash equivalents, and cash in escrows is held at major commercial banks.

Earnings per Common Share

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", basic earnings per share for the years ended December 31, 2000, 1999 and 1998 is computed by dividing earnings available to common shares (net income less preferred stock dividends) by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company's earnings per common share for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                                    Year ended
                                                                     -----------------------------------------
                                                                      12-31-00        12-31-99        12-31-98
                                                                     -----------    -----------    -----------
      Basic and Diluted shares outstanding

      Weighted average common shares - basic                          66,309,707     64,724,799     50,387,258

      Weighted average DownREIT units outstanding                        861,755        933,122        725,948

      Effect of dilutive securities                                      969,536        452,743        658,041
                                                                     -----------    -----------    -----------
      Weighted average common shares and DownREIT units - diluted     68,140,998     66,110,664     51,771,247
                                                                     ===========    ===========    ===========
      Calculation of Earnings per Share - Basic

      Net income available to common stockholders                    $   170,825    $   132,497    $    95,403
                                                                     ===========    ===========    ===========
      Weighted average common shares - basic                          66,309,707     64,724,799     50,387,258
                                                                     ===========    ===========    ===========
      Earnings per common share - basic                              $      2.58    $      2.05    $      1.89
                                                                     ===========    ===========    ===========
      Calculation of Earnings per Share - Diluted

      Net income available to common stockholders                    $   170,825    $   132,497    $    95,403

      Add: Minority interest of DownREIT unitholders
         in consolidated partnerships                                      1,759          1,975          1,770
                                                                     ===========    ===========    ===========
      Adjusted net income available to common stockholders           $   172,584    $   134,472    $    97,173
                                                                     ===========    ===========    ===========
      Weighted average common shares and DownREIT units - diluted     68,140,998     66,110,664     51,771,247
                                                                     ===========    ===========    ===========
      Earnings per common share - diluted                            $      2.53    $      2.03    $      1.88
                                                                     ===========    ===========    ===========

Certain options to purchase shares of common stock in the amount of 7,500, 2,282,192 and 2,643,190 were outstanding during 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

Non-recurring Charges

In February 1999, the Company announced certain management changes including (i) the departure of three senior officers who became entitled to severance benefits in accordance with the terms of their employment agreements with the Company dated as of March 9, 1998 and (ii) elimination of duplicate accounting functions and related employee departures. The Company recorded a non-recurring charge of $16,076 in the first quarter of 1999 related to the expected costs associated with this management realignment and certain related organizational adjustments. The non-recurring charge consisted of $15,476 in severance benefits, $250 related to costs to eliminate duplicate accounting functions and $350 in legal fees. As of December 31, 1999, the Company had a remaining liability of approximately $1,555 relating to these charges. All payments were made prior to December 31, 2000.

The non-recurring charge also includes Year 2000 remediation costs of $706 that were incurred for the year ended December 31, 1999.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133," is effective for the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that a change in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For the Company's cash flow hedge transactions, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The ineffective portion of all hedges will be recognized in current period earnings. The Company adopted SFAS No. 133 on January 1, 2001 and recorded a cumulative effect adjustment of approximately a $6 million gain in accumulated other comprehensive income to recognize all derivative instruments at fair value. The Company does not expect a material impact of adoption on its earnings.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB No. 101 effective with the March 31, 2000 reporting period, as required, and the adoption did not have a material effect on the Company's consolidated financial statements.

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

2. Merger Between Bay and Avalon

As discussed in Note 1, the Company is the surviving corporation from the Merger of Bay and Avalon on June 4, 1998. The following unaudited pro forma information has been prepared as if the Merger and related transactions had occurred on January 1, 1998. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what actual results would have been had the Merger been consummated on January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                     Year ended
                                                    (Unaudited)
                                                    -----------
                                                      12-31-98

                Pro forma total revenue               $449,085
                                                      ========

                Pro forma net income available
                   to common stockholders             $111,114
                                                      ========

                Per common share:
                Pro forma net income - basic          $   1.74
                                                      ========
                Pro forma net income - diluted        $   1.73
                                                      ========


3. Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $18,328, $21,888, and $14,724 for the years ended December 31, 2000, 1999 and 1998, respectively.

4. Mortgage Notes Payable, Unsecured Notes and Unsecured Credit Facility

The Company's mortgage notes payable, unsecured notes and unsecured credit facility are summarized as follows:

                                                                                            12-31-00      12-31-99
                                                                                           ----------    ----------
      Fixed rate unsecured notes                                                           $1,335,000    $  985,000
      Fixed rate mortgage notes payable (conventional and tax-exempt)                         326,964       362,087
      Variable rate mortgage notes payable (tax-exempt)                                        67,960        67,960
                                                                                           ----------    ----------
            Total mortgage notes payable and unsecured notes                                1,729,924     1,415,047

      Variable rate unsecured credit facility                                                      --       178,600
                                                                                           ----------    ----------
            Total mortgage notes payable, unsecured notes and unsecured credit facility    $1,729,924    $1,593,647
                                                                                           ==========    ==========

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from May 2001 through December 2036. The weighted average interest rate of the Company's variable rate notes and unsecured credit facility was 5.6% at December 31, 2000. The weighted average interest rate of the Company's fixed rate notes (conventional and tax-exempt) was 7.0% and 6.9% at December 31, 2000 and 1999, respectively.

The maturity schedule for the Company's unsecured notes consists of the following:

     Year of
     maturity        Principal    Interest rate
     --------        ---------    -------------

       2002          $ 100,000       7.375%

       2003          $  50,000       6.250%
                     $ 100,000       6.500%

       2004          $ 125,000       6.580%

       2005          $ 100,000       6.625%
                     $  50,000       6.500%

       2006          $ 150,000       6.800%

       2007          $ 110,000       6.875%

       2008          $  50,000       6.625%
                     $ 150,000       8.250%

       2009          $ 150,000       7.500%

       2010          $ 200,000       7.500%

The Company's unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company's required debt service payments.

Scheduled maturities of notes payable and unsecured notes are as follows for the years ending December 31:

    Year of                 Scheduled
    maturity                 maturity
    --------                 --------

      2001                 $    14,155
      2002                     103,342
      2003                     153,587
      2004                     152,812
      2005                     153,762
   Thereafter                1,152,266
                           -----------
     Total                 $ 1,729,924
                           ===========

The Company has a $600,000 variable rate unsecured credit facility (the "unsecured credit facility") with Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Fleet National Bank serving as co-agents for a syndicate of commercial banks. The unsecured credit facility bears interest at a spread over the London Interbank Offered Rate ("LIBOR") based on rating levels achieved on the Company's unsecured notes and on a maturity selected by the Company. The current stated pricing is LIBOR plus 0.6% per annum (7.2% at December 31, 2000). In addition, the unsecured credit facility includes a competitive bid option (which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility) for up to $400,000. The Company is subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company's Funds from Operations, as defined therein. The unsecured credit facility matures in July 2001 and has two, one-year extension options. The first extension is at the Company's sole election and the second extension requires the banks' consent.

5. Stockholders' Equity

As of both December 31, 2000 and 1999, the Company had authorized for issuance 140,000,000 and 50,000,000 of Common and Preferred Stock, respectively. Dividends on all series of issued Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each month as stated in the table below. None of the series of Preferred Stock are redeemable prior to the date stated in the table below, but on or after the stated date, may be redeemed for cash at the option of the Company in whole or in part at a redemption price of $25 per share, plus all accrued and unpaid dividends, if any. The series of Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemptions. In addition, the series of Preferred Stock are not convertible into any other securities of the Company and may be redeemed solely from proceeds of other capital stock of the Company, which may include shares of other series of preferred stock.

               Shares outstanding              Payable                 Annual        Liquidation        Non-redeemable
Series          December 31, 2000             quarterly                 rate          preference           prior to
------         ------------------      -----------------------         ------        -----------        --------------
  C                2,300,000           March, June, September,          8.50%            $25             June 20, 2002
                                       December

  D                3,267,700           March, June, September,          8.00%            $25           December 15, 2002
                                       December

  F                4,455,000           February, May, August,           9.00%            $25           February 15, 2001
                                       November

  G                4,300,000           February, May, August,           8.96%            $25            October 15, 2001
                                       November

  H                4,000,000           March, June, September,          8.70%            $25            October 15, 2008
                                       December

The Company also has 1,000,000 shares of Series E Junior Participating Cumulative Preferred Stock authorized for issuance pursuant to the Company's Shareholder Rights Agreement. As of December 31, 2000, there were no shares of Series E Preferred Stock outstanding.

6. Investments in Unconsolidated Real Estate Joint Ventures

The Company accounts for investments in unconsolidated real estate entities in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company applies the equity method of accounting to an investment in an entity if it has the ability to significantly influence that entity. All other unconsolidated real estate investments are recorded under the cost method of accounting.

At December 31, 2000, the Company's investments in unconsolidated real estate joint ventures consisted of:

      o     a 50% limited liability company membership interest in a limited liability company that owns the Falkland Chase community;
      o     a 49% general partnership interest in a partnership that owns the
            Avalon Run community;
      o a 50% limited liability company membership interest in a limited liability company that owns the Avalon Grove community;
      o a 25% limited liability company membership interest in a limited liability company that owns the Avalon Terrace community.

The following is a combined summary of the financial position of these joint ventures as of the dates presented.

                                                               (Unaudited)
                                                          ----------------------
                                                          12-31-00      12-31-99
                                                          --------      --------
Assets:
Real estate, net                                          $132,832      $ 94,644
Other assets                                                10,400         4,874
                                                          --------      --------

   Total assets                                           $143,232      $ 99,518
                                                          ========      ========
Liabilities and partners' equity:
Mortgage notes payable                                    $ 48,400      $ 26,000
Other liabilities                                            8,656         5,915
Partners' equity                                            86,176        67,603
                                                          --------      --------

   Total liabilities and partners' equity                 $143,232      $ 99,518
                                                          ========      ========

The following is a combined summary of the operating results of these joint ventures for the years presented:

                                                        Year ended
                                                        (Unaudited)
                                           ------------------------------------
                                           12-31-00      12-31-99      12-31-98
                                           --------      --------      --------

Rental income                              $ 22,222      $ 20,781      $ 19,799
Other income                                     57            26            26
Operating and other expenses                 (6,110)       (5,657)       (5,591)
Mortgage interest expense                    (1,107)         (773)         (833)
Depreciation and amortization                (3,202)       (3,091)       (3,044)
                                           --------      --------      --------

  Net income                               $ 11,860      $ 11,286      $ 10,357
                                           ========      ========      ========

The Company also holds a 25% limited liability company membership interest in Avalon on the Sound, which is presented on a consolidated basis in the financial statements in accordance with GAAP.

7. Communities Held for Sale

The Company has adopted a strategy of funding a portion of the Company's development and redevelopment activities with the proceeds available from the disposition of certain assets in markets that do not meet its long-term strategic direction. In connection with this strategy, the Company solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal. In 1998, the Company sold seven communities with a total of 2,039 apartment homes in connection with this strategy. Similarly, the Company sold sixteen communities with a total of 4,464 apartment homes and a participating mortgage note secured by a community in 1999.

The communities sold during 2000 and the respective sales price and net proceeds are summarized below:

                                                  Period     Apartment                Gross sales     Net
Communities                  Location             of sale      homes        Debt         price      proceeds
--------------------------   ------------------   -------    ---------    --------    -----------   --------
Avalon Chase                 Marlton, NJ            1Q00          360     $     --     $ 29,700     $ 29,325
Avalon Pines                 Virginia Beach, VA     2Q00          174        5,177       11,000        5,354
Avalon Birches               Chesapeake, VA         2Q00          312           --       21,000       20,773
Glen Creek                   Morgan Hill, CA        3Q00          138           --       19,050       18,780
Avalon Woods                 Richmond, VA           3Q00          268           --       12,100       11,814
Governor's Square            Sacramento, CA         3Q00          302       13,848       30,250       15,347
Avalon Westhaven             Seattle, WA            4Q00          190           --       12,625       12,126
Barrington Hills             Hayward,CA             4Q00          188       12,669       24,360       10,873

                                                             --------     --------     --------     --------
Total of all 2000 asset sales                                   1,932     $ 31,694     $160,085     $124,392
                                                             ========     ========     ========     ========

Total of all 1999 asset sales                                   4,464     $ 29,645     $316,512     $280,918
                                                             ========     ========     ========     ========

Total of all 1998 asset sales                                   2,039     $ 50,030     $126,200     $ 73,900
                                                             ========     ========     ========     ========

The following unaudited pro forma information has been prepared as if the communities sold in connection with the disposition strategy during 2000 and 1999 had been sold as of January 1, 1999. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of what actual results would have been had the dispositions occurred as of January 1, 1999, nor does it purport to represent the results of operations for future periods.

                                                    Year ended       Year ended
                                                      12-31-00         12-31-99
                                                    (Unaudited)      (Unaudited)
                                                    -----------      -----------

Pro forma revenue                                   $   562,894      $   463,905
                                                    ===========      ===========
Pro forma net income available
   to common stockholders                           $   127,347      $    71,459
                                                    ===========      ===========

Per common share:
Pro forma net income - basic                        $      1.92      $      1.10
                                                    ===========      ===========
Pro forma net income - diluted                      $      1.89      $      1.08
                                                    ===========      ===========

Management intends to market additional communities for sale. However, there can be no assurance that such assets will be sold, or that such sales will prove to be beneficial to the Company. The assets targeted for sale include land, buildings and improvements and furniture, fixtures and equipment, and are recorded at the lower of cost or fair value less estimated selling costs. The Company has not determined a need to recognize a write-down in its real estate to arrive at net realizable value, although there can be no assurance that the Company can sell these assets for amounts that equal or exceed its estimates of net realizable value. At December 31, 2000 and 1999, total real estate, net of accumulated depreciation, subject to sale totaled $208,118 and $164,758, respectively. Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company's consolidated statements of operations include net income of the communities held for sale at December 31, 2000 of $11,568, $9,171, and $6,417 for the years ended December 31, 2000, 1999 and 1998, respectively.

8. Commitments and Contingencies

Presale Commitments

The Company occasionally enters into forward purchase commitments with unrelated third parties, which allows the Company to purchase communities upon completion of construction. As of December 31, 2000, the Company has an agreement to purchase four communities with an estimated 1,301 homes for an aggregate purchase price of approximately $199,200. The Company expects these acquisitions to close at different times through 2002. However, there can be no assurance that such acquisitions will be consummated on the terms currently contemplated or at all, or on the schedule currently contemplated. As of December 31, 2000, the Company had provided interim construction financing of $123,400 for these communities, leaving the remaining balance to fund under these commitments of $75,800.

Insured Fire at Development Community

During 2000, a fire occurred at one of the Company's development communities, which was under construction and unoccupied at the time. The book value of the destroyed assets was reduced to zero from a balance of approximately $13,900 at the time of the fire. The Company has property damage and business interruption insurance and is currently preparing its insurance claim for the cost of replacing the destroyed assets as well as for business interruption losses. At December 31, 2000, the Company had a remaining insurance receivable balance of $6,900 which was equal to the value of the destroyed assets less insurance recoveries of $7,000. The Company does not anticipate this event will have a material adverse impact on the financial condition or results of operations of the Company.

Employment Agreements and Arrangements

The Company has employment agreements with four executive officers that it entered into in 1998. In addition, during 2000 and 2001, four other senior officers entered into employment agreements, which are generally similar in structure to those entered into in 1998 but which do not provide for the same level of severance payments. The employment agreements provide for severance payments in the event of a termination of employment (except for a termination by the Company with cause or a voluntary termination by the employee). The initial term of these agreements ends on dates that vary between June 2001 and February 2004. The employment agreements provide for one-year automatic renewals after the initial term unless an advance notice of non-renewal is provided by either party. Upon a change in control, the agreements provide for an automatic extension of up to three years. The employment agreements provide for base salary and incentive compensation in the form of cash awards, stock options and stock grants subject to the discretion of, and attainment of performance goals established by, the Compensation Committee of the Board of Directors.

The 1998 employment agreements also provide that base salary may be increased during the initial term in amounts determined by the Compensation Committee, and that during any renewal term base salary increases will be equal to the greater of 5% of the prior year's base salary, a factor based on increases in the consumer price index, or an amount determined at the discretion of the Compensation Committee.

In May 2000, a senior executive of the Company retired from his management position. Upon retirement, the former officer entered into a three year consulting and non-compete agreement under which the company is paying him an annual fee of approximately $1,400.

During the fourth quarter of 1999, the Company adopted an Officer Severance Program (the "Program") for the benefit of those officers of the Company who do not have employment agreements. Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated without cause in connection with a change in control (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to the amount of such officer's base salary and cash bonus.

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, Management believes the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

9. Value of Financial Instruments

The Company has historically used interest rate swap agreements (the "Swap Agreements") to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt. The Swap Agreements are not held for trading or other speculative purposes. As of December 31, 2000, the effect of these Swap Agreements is to fix $176,659 of the Company's tax-exempt debt at an average interest rate of 6.1% with an average maturity of six years.

The off-balance sheet risk in these contracts includes the risk of a counterparty not performing under the terms of the contract. The counterparties to these contracts are major financial institutions with AAA credit ratings by the Standard & Poor's Ratings Group. The Company monitors the credit ratings of counterparties and the amount of the Company's debt subject to swap agreements with any one party. Therefore, the Company believes the likelihood of realizing material losses from counterparty nonperformance is remote.

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

      o Cash equivalents, rents receivable, accounts payable and accrued expenses, and other liabilities are carried at their face amounts, which reasonably approximate their fair values.
      o The Company's unsecured credit facility with an aggregate carrying value of $0 and $178,600 at December 31, 2000 and 1999, respectively, approximates fair value.
      o Bond indebtedness and notes payable with an aggregate carrying value of $1,729,924 and $1,415,047 had an estimated aggregate fair value of $1,765,402 and $1,346,288 at December 31, 2000 and 1999,
            respectively.

10. Segment Reporting

The Company's reportable operating segments include Stable Communities, Developed Communities and Redeveloped Communities:

      o Stable Communities are communities that have attained stabilized occupancy levels and operating costs since the beginning of the prior calendar year or were acquired as stabilized after the beginning of the previous calendar year and remained stabilized throughout the end of the current calendar year. Stable Communities do not include communities where planned redevelopment or development activities have not yet commenced. The primary financial measure for this business segment is Net Operating Income ("NOI"), which represents total revenue less operating expenses and property taxes.
      o Developed Communities are communities which completed development and attained stabilized occupancy and expense levels during the prior calendar year of presentation. The primary financial measure for this business segment is Operating Yield (defined as NOI divided by total capitalized costs).
      o Redeveloped Communities are communities that completed redevelopment and attained stabilized occupancy and expense levels during the prior calendar year of presentation. The primary financial measure for this business segment is Operating Yield.

Other communities owned by the Company which are not included in the above segments are communities that were under development, redevelopment or lease-up at any point in time during the applicable calendar year. The primary performance measure for these assets depends on the stage of development or redevelopment of the community. While under development or redevelopment, Management monitors actual construction costs against budgeted costs as well as economic occupancy. While under lease-up, the primary performance measures for these assets are projected Operating Yield as defined above, lease-up pace compared to budget and rent levels compared to budget.

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

                                           Stable        Developed      Redeveloped
                                         Communities    Communities     Communities        Other           Total
                                         -----------    -----------     -----------      ----------     ----------
For the year ended December 31, 2000

Total, All Segments
     Total revenue                       $  315,773      $  101,166      $   35,895      $  118,242     $  571,076
     Net Operating Income                $  229,121      $   76,374      $   23,620      $   80,960     $  410,075
     Gross real estate                   $2,154,702      $  711,307      $  293,142      $1,089,171     $4,248,322

     Operating Yield                           10.6%           10.7%            8.1%

Non-allocated operations

     Total revenue                       $       --      $       --      $       --      $    2,319     $    2,319
     Net Operating Income                $       --      $       --      $       --      $    1,809     $    1,809
     Gross real estate                   $       --      $       --      $       --      $  287,647     $  287,647

Total, AvalonBay

     Total revenue                       $  315,773      $  101,166      $   35,895      $  120,561     $  573,395
     Net Operating Income                $  229,121      $   76,374      $   23,620      $   82,769     $  411,884
     Gross real estate                   $2,154,702      $  711,307      $  293,142      $1,376,818     $4,535,969

For the year ended December 31, 1999

Total, All Segments

     Total revenue                       $  346,021      $   32,898      $   29,340      $   95,681     $  503,940
     Net Operating Income                $  240,945      $   24,631      $   21,016      $   62,167     $  348,759

     Gross real estate                   $2,362,197      $  225,841      $  232,765      $1,105,835     $3,926,638

     Operating Yield                           10.2%           10.9%            9.0%

Non-allocated operations

     Total revenue                       $       --      $       --      $       --      $    2,039     $    2,039
     Net Operating Income                $       --      $       --      $       --      $    1,788     $    1,788

     Gross real estate                   $       --      $       --      $       --      $  339,788     $  339,788

Total, AvalonBay

     Total revenue                       $  346,021      $   32,898      $   29,340      $   97,720     $  505,979
     Net Operating Income                $  240,945      $   24,631      $   21,016      $   63,955     $  350,547

     Gross real estate                   $2,362,197      $  225,841      $  232,765      $1,445,623     $4,266,426

For the year ended December 31, 1998

Total, All Segments

     Total revenue                       $  266,371      $   13,032      $    5,907      $   83,927     $  369,237
     Net Operating Income                $  183,799      $    9,572      $    3,744      $   54,516     $  251,631
     Gross real estate                   $2,488,123      $   77,655      $   41,271      $1,261,922     $3,868,971

     Operating Yield (1)                        N/A             N/A             N/A

Non-allocated operations

     Total revenue                       $       --      $       --      $       --      $    2,166     $    2,166
     Net Operating Income                $       --      $       --      $       --      $    1,915     $    1,915

     Gross real estate                   $       --      $       --      $       --      $  137,485     $  137,485

Total, AvalonBay

     Total revenue                       $  266,371      $   13,032      $    5,907      $   86,093     $  371,403
     Net Operating Income                $  183,799      $    9,572      $    3,744      $   56,431     $  253,546

     Gross real estate                   $2,488,123      $   77,655      $   41,271      $1,399,407     $4,006,456

      (1) Operating Yield for the year ended December 31, 1998 is not comparable to the years ended December 31, 2000 and 1999 due to the effects of the merger of Avalon into Bay during 1998.

Operating expenses as reflected on the Consolidated Statements of Operations include $28,111, $22,786 and $18,264 for the years ended December 31, 2000, 1999 and 1998, respectively, of property management overhead costs that are not allocated to individual communities. These costs are not reflected in NOI as shown in the above tables. The amount reflected for "Communities held for sale" on the Consolidated Balance Sheets is net of $19,965 and $18,141 of accumulated depreciation as of December 31, 2000 and 1999, respectively.

In June 1998, the Company completed the Merger. For comparative purposes, the 1998 segment information for the Company is presented below on a pro forma basis (unaudited) assuming the Merger had occurred as of January 1, 1998.

                                           Stable        Developed     Redeveloped
                                         Communities    Communities    Communities       Other          Total
                                         -----------    -----------    -----------    ----------     ----------
For the year ended December 31, 1998
    Total revenue                        $  254,213     $   51,570     $   24,173     $  116,837     $  446,793
    Net Operating Income                 $  173,570     $   38,895     $   16,950     $   75,404     $  304,819
    Gross real estate                    $2,107,129     $  277,958     $  221,961     $1,279,957     $3,887,005

11. Stock-Based Compensation Plans

The Company has adopted the 1994 Stock Incentive Plan, as amended and restated (the "1994 Plan"), for the purpose of encouraging and enabling the Company's officers, associates and directors to acquire a proprietary interest in the Company and as a means of aligning management and stockholder interests and as a retention incentive for key associates. Individuals who are eligible to participate in the 1994 Plan include officers, other associates, outside directors and other key persons of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. The 1994 Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, (ii) the grant of stock options that do not so qualify,
(iii) grants of shares of restricted and unrestricted Common Stock, (iv) grants of deferred stock awards, (v) performance share awards entitling the recipient to acquire shares of Common Stock and (vi) dividend equivalent rights.

Under the 1994 Plan, a maximum of 2,500,000 shares of Common Stock, plus 9.9% of any net increase in the total number of shares of Common Stock actually outstanding from time to time after April 13, 1998, may be issued. Notwithstanding the foregoing, the maximum number of shares of stock for which Incentive Stock Options may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after April 13, 2008. For purposes of this limitation, shares of Common Stock which are forfeited, canceled and reacquired by the Company, satisfied without the issuance of Common Stock or otherwise terminated (other than by exercise) shall be added back to the shares of Common Stock available for issuance under the 1994 Plan. Stock Options with respect to no more than 300,000 shares of stock may be granted to any one individual participant during any one calendar year period. Options granted to officers and employees under the 1994 Plan vest over periods determined by the Compensation Committee of the Board of Directors and expire ten years from the date of grant. Options granted to non-employee directors under the 1994 Plan are subject to accelerated vesting under certain limited circumstances and become exercisable on the first anniversary of the date of grant and expire ten years from the date of grant. Restricted stock granted to officers and employees under the 1994 Plan vest over periods determined by the Compensation Committee of the Board of Directors which is generally four years, with 20% vesting immediately on the grant date and the remaining 80% vesting equally over the next four years from the date of grant. Restricted stock granted to non-employee directors vests 20% on the date of issuance and 20% on each of the first four anniversaries of the date of issuance.

Information with respect to stock options granted under the 1994 Plan is as follows:

                                                                     Weighted
                                                                      average
                                                                  exercise price
                                                        Shares       per share
                                                      ----------  --------------

Options outstanding, December 31, 1997 (1)             1,070,374      $27.02
   Exercised                                            (164,924)      21.71
   Granted                                             1,225,132       36.81
   Forfeited                                            (244,500)      35.25
                                                      ----------      ------
Options outstanding, December 31, 1998 (1)             1,886,082      $32.74
   Exercised                                            (311,989)      25.44
   Granted                                               993,084       32.24
   Forfeited                                            (533,903)      36.25
                                                      ----------      ------
Options outstanding, December 31, 1999                 2,033,274      $32.63
   Exercised                                            (172,376)      34.78
   Granted                                               631,795       34.56
   Forfeited                                             (66,736)      33.50
                                                      ----------      ------
Options outstanding, December 31, 2000                 2,425,957      $32.96
                                                      ==========      ======

               Options exercisable:

               December 31, 1998                         656,925      $27.26
                                                      ==========      ======
               December 31, 1999                         682,110      $30.33
                                                      ==========      ======
               December 31, 2000                       1,183,551      $32.05
                                                      ==========      ======

(1) Information presented for Bay for periods prior to June 4, 1998 is unaudited.

The following table summarizes information concerning currently outstanding and exercisable options:

                        Options Outstanding                                   Options Exercisable
--------------------------------------------------------------------      ------------------------------
             Number outstanding    Weighted average     Weighted                            Weighted
Exercise           as of              remaining          average            Number           average
 price        December 31, 2000    contractual life   exercise price      exercisable     exercise price
--------------------------------------------------------------------      ------------------------------
 $18.38             60,000               4.24             $18.38             60,000          $18.38
  19.25              6,000               4.35              19.25              6,000           19.25
  19.63             18,800               4.55              19.63             18,800           19.63
  20.00            101,300               3.18              20.00            101,300           20.00
  20.50              6,000               3.26              20.50              6,000           20.50
  23.38             40,000               5.07              23.38             40,000           23.38
  25.38             15,000               5.33              25.38             15,000           25.38
  27.75             33,700               5.65              27.75             33,700           27.75
  31.50            212,184               8.80              31.50             70,657           31.50
  32.00            453,067               8.13              32.00            150,871           32.00
  32.25              5,333               8.85              32.25              1,776           32.25
  32.56              6,667               8.08              32.56              2,220           32.56
  33.75              5,834               7.97              33.75              3,892           33.75
  33.75            537,701               9.16              33.75                 --              --
  33.94             10,000               8.01              33.94              3,330           33.94
  34.31             10,768               9.11              34.31                 --              --
  34.38             30,000               6.38              34.38             30,000           34.38
  34.63              2,000               8.65              34.63                666           34.63
  34.81              1,500               8.49              34.81                500           34.81
  35.31                768               8.64              35.31                256           35.31
  35.38              4,000               8.69              35.38              1,332           35.38
  35.44              4,666               8.69              35.44              1,554           35.44
  36.00             60,000               8.36              36.00             60,000           36.00
  36.13             70,000               7.44              36.13             70,000           36.13
  36.31            352,676               7.42              36.31            235,235           36.31
  36.63            122,500               6.06              36.63            117,500           36.63
  36.63             25,993               7.56              36.63             17,337           36.63
  36.63              4,500               9.25              36.63                 --              --
  37.94            130,000               7.08              37.94            115,000           37.94
  38.81             20,000               6.84              38.81             15,000           38.81
  39.63              7,500               6.72              39.63              5,625           39.63
  40.50             60,000               9.38              40.50                 --              --
  41.94              1,500               9.49              41.94                 --              --
  43.00              3,000               9.54              43.00                 --              --
  45.94              3,000               9.56              45.94                 --              --
--------------------------------------------------------------------      --------------------------
                 2,425,957               7.69             $32.96          1,183,551          $32.05
====================================================================      ==========================

Options to purchase 3,123,713, 3,637,724 and 4,488,189 shares of Common Stock were available for grant under the 1994 Plan at December 31, 2000, 1999 and 1998, respectively.

Before the Merger, Avalon had adopted its 1995 Equity Incentive Plan (the "Avalon 1995 Incentive Plan"). The Avalon 1995 Incentive Plan authorized the grant of (i) stock options that qualified as incentive stock options under
Section 422 of the Internal Revenue Code, (ii) stock options that did not so qualify, (iii) shares of restricted and unrestricted common stock, (iv) shares of unrestricted common stock and (v) dividend equivalent rights.

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

Information with respect to stock options granted under the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:

                                                                    Weighted
                                                                     average
                                                                  exercise price
                                                       Shares       per share
                                                     ----------   --------------

Options outstanding, December 31, 1997                1,703,348       $33.01
       Exercised                                        (49,375)       36.12
       Granted                                          464,227        37.60
       Forfeited                                        (65,946)       38.00
                                                     ----------       ------
Options outstanding, December 31, 1998                2,052,254       $34.05
       Exercised                                       (172,977)       26.97
       Granted                                               --           --
       Forfeited                                        (50,940)       37.61
                                                     ----------       ------
Options outstanding, December 31, 1999                1,828,337       $34.63
       Exercised                                       (327,582)       28.65
       Granted                                               --           --
       Forfeited                                        (16,410)       35.84
                                                     ----------       ------
Options outstanding, December 31, 2000                1,484,345       $35.94
                                                     ==========       ======

                  Options exercisable:

                  December 31, 1998                   1,014,530       $30.26
                                                     ==========       ======
                  December 31, 1999                   1,268,520       $33.22
                                                     ==========       ======
                  December 31, 2000                   1,313,219       $35.71
                                                     ==========       ======

The following table summarizes information concerning currently outstanding and exercisable options under the Avalon 1995 Incentive Plan and the Avalon 1993
Plan:

                        Options Outstanding                                   Options Exercisable
--------------------------------------------------------------------      ------------------------------
             Number outstanding    Weighted average     Weighted                            Weighted
Exercise           as of              remaining          average            Number           average
 price        December 31, 2000    contractual life   exercise price      exercisable     exercise price
--------------------------------------------------------------------      ------------------------------
 $26.19              7,683               4.37             $26.19              7,683          $26.19
  26.68            211,037               2.86              26.68            211,037           26.68
  26.68              3,842               2.86              26.68              3,842           26.68
  27.33             11,232               4.35              27.33             11,232           27.33
  27.33              2,305               5.04              27.33              2,305           27.33
  27.33              1,152               6.95              27.33              1,152           27.33
  28.15              7,019               5.48              28.15              7,019           28.15
  28.31             15,366               5.36              28.31             15,366           28.31
  30.10              2,305               3.37              30.10              2,305           30.10
  30.26              1,921               5.69              30.26              1,921           30.26
  34.98              5,762               5.96              34.98              5,762           34.98
  35.31             15,366               6.36              35.31             15,366           35.31
  36.61             29,197               7.41              36.61             19,474           36.61
  36.69              1,921               7.32              36.69              1,281           36.69
  37.18              3,682               7.36              37.18              2,456           37.18
  37.26                128               7.27              37.26                 86           37.26
  37.58            355,000               7.18              37.58            236,785           37.58
  37.66             24,483               6.87              37.66             24,483           37.66
  38.15            777,773               6.82              38.15            737,773           38.15
  39.29              1,408               6.96              39.29              1,408           39.29
  39.70              1,921               6.80              39.70              1,921           39.70
  39.86              3,842               7.00              39.86              2,562           39.86
--------------------------------------------------------------------      --------------------------
                 1,484,345               6.28             $35.94          1,313,219          $35.71
====================================================================      ==========================

As of June 4, 1998, the date of the Merger, options and other awards ceased to be granted under the Avalon 1993 Plan or the Avalon 1995 Incentive Plan. Accordingly, there were no options to purchase shares of Common Stock available for grant under the Avalon 1995 Incentive Plan at December 31, 2000, 1999 or 1998.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plans. Accordingly, no compensation expense has been recognized for the stock option portion of the stock-based compensation plan.

Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts (unaudited):

                                                                                       Pro Forma
                                                                      -------------------------------------------
                                                                       Year ended      Year ended      Year ended
                                                                        12-31-00        12-31-99        12-31-98
                                                                      -----------     -----------     -----------
Income before extraordinary item (net of preferred dividends)         $   168,058     $   130,882     $    93,066
                                                                      ===========     ===========     ===========

Net income available to common stockholders                           $   168,058     $   130,882     $    92,821
                                                                      ===========     ===========     ===========

Per common share - basic
    Income before extraordinary item (net of preferred dividends)     $      2.53     $      2.02     $      1.84
    Extraordinary item                                                         --              --           (0.00)
                                                                      -----------     -----------     -----------
    Net income available to common stockholders                       $      2.53     $      2.02     $      1.84
                                                                      ===========     ===========     ===========

Per common share - diluted
    Income before extraordinary item (net of preferred dividends)     $      2.49     $      2.01     $      1.83
    Extraordinary item                                                         --              --           (0.00)
                                                                      -----------     -----------     -----------
    Net income available to common stockholders                       $      2.49     $      2.01     $      1.83
                                                                      ===========     ===========     ===========

The fair value of the options granted during 2000 is estimated at $3.76 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.51%, volatility of 15.93%, risk-free interest rates of 6.61%, actual number of forfeitures, and an expected life of approximately 3 years. The fair value of the options granted during 1999 is estimated at $3.40 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.10%, volatility of 17.04%, risk free interest rates of 5.54%, actual number of forfeitures, and an expected life of approximately 3 years. The fair value of the options granted during 1998 is estimated at $3.72 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 5.96%, volatility of 16.77%, risk free interest rates of 5.55%, actual number of forfeitures, and an expected life of approximately 3 years.

In connection with the Merger, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the "1996 ESP Plan"). The primary purpose of the 1996 ESP Plan is to encourage Common Stock ownership by eligible directors, officers and associates (the "Participants") in the belief that such ownership will increase each Participant's interest in the success of the Company. Until January 1, 2000, the 1996 ESP Plan provided for two purchase periods per year. A purchase period was a six month period beginning each January 1 and July 1 and ending each June 30 and December 31, respectively. Starting January 1, 2000, there is one purchase period per year, which begins May 1 and ends October 31. Participants may contribute portions of their compensation during a purchase period and purchase Common Stock at the end thereof. One million shares of Common Stock are reserved for issuance under the 1996 ESP Plan. Participation in the 1996 ESP Plan entitles each Participant to purchase Common Stock at a price which is equal to the lesser of 85% of the closing price for a share of stock on the first day of such purchase period or 85% of the closing price on the last day of such purchase period. The Company issued 34,055, 35,408 and 23,396 shares under the 1996 ESP Plan for 2000, 1999 and 1998, respectively.

12. Quarterly Financial Information (Unaudited)

The following summary represents the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                                Three months ended
                                                ---------------------------------------------------
                                                 3-31-00       6-30-00       9-30-00       12-31-00
                                                ---------     ---------     ---------     ---------
Total revenue                                   $ 135,088     $ 139,958     $ 146,351     $ 151,998
Net income available to common stockholders     $  37,227     $  40,712     $  48,550     $  44,336
Net income per common share - basic             $    0.57     $    0.62     $    0.73     $    0.66
Net income per common share - diluted           $    0.56     $    0.61     $    0.71     $    0.65
                                                                Three months ended
                                                ---------------------------------------------------
                                                 3-31-99       6-30-99       9-30-99       12-31-99
                                                ---------     ---------     ---------     ---------
Total revenue                                   $ 118,946     $ 123,188     $ 131,108     $ 132,737
Net income available to common stockholders     $   4,955     $  52,977     $  24,336     $  50,229
Net income per common share - basic             $    0.08     $    0.82     $    0.38     $    0.77
Net income per common share - diluted           $    0.08     $    0.81     $    0.38     $    0.76

13. Subsequent Events (Unaudited)

In January 2001, the Company became a member of Constellation Real Technologies LLC, an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities. The Company's capital commitment to Constellation Real Technologies is $4,000.

In February 2001, the Company announced certain management changes including the promotion of Bryce Blair to chief executive officer and the departure of another executive. The Company expects to record a non-recurring charge in the first quarter of 2001 relating to the departure of this executive of approximately $2,000.

During February 2001, the Company acquired Avalon Wynhaven pursuant to the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party. This community containing 333 apartment homes is located in the Seattle, Washington area, and was acquired for approximately $51,909.

During February 2001, the Company sold Crossbrook, a 226 apartment home community located in the San Francisco, California area. The net proceeds of approximately $14,532 were invested in cash equivalents and will ultimately be invested in development and redevelopment.

SCHEDULE III

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (Dollars in thousands)

                                      Initial Cost                                     Total Cost
                                  ------------------------                 -----------------------------------
                                               Building/        Costs                  Building/
                                           Construction in  Subsequent to           Construction in
                                              Progress &     Acquisition/              Progress &
                                    Land     Improvements    Construction    Land     Improvements      Total
                                  -------  ---------------  -------------  -------  ---------------    -------
Current Communities
-------------------
Waterford                         $11,324       $45,717        $ 1,562     $11,324       $47,279      $ 58,603
Hampton Place                      10,746        43,399            441      10,746        43,840        54,586
Avalon Pleasanton                  11,610        46,552          1,298      11,610        47,850        59,460
Avalon Dublin                       5,276        19,642          1,797       5,276        21,439        26,715
Willow Creek                        6,581        26,583            676       6,581        27,259        33,840
Avalon Fremont                      4,271        17,282            489       4,271        17,771        22,042
Avalon at Union Square              4,249        16,820            561       4,249        17,381        21,630
Crowne Ridge                        5,982        16,885          7,807       5,982        24,692        30,674
Sunset Towers                       3,561        21,321          3,219       3,561        24,540        28,101
Avalon at Nob Hill                  5,403        21,567            447       5,403        22,014        27,417
Avalon at Diamond Heights           4,726        19,130            312       4,726        19,442        24,168
Avalon Towers by The Bay            9,155        57,630             37       9,155        57,667        66,822
Crossbrook                          3,389        12,721          2,967       3,389        15,688        19,077
Avalon at Cedar Ridge               4,230         9,659         11,629       4,230        21,288        25,518
Avalon Foster City                  7,852        31,445          1,755       7,852        33,200        41,052
Avalon Pacifica                     6,125        24,796            152       6,125        24,948        31,073
Avalon Silicon Valley              20,713        99,304            397      20,713        99,701       120,414
Avalon at Blossom Hill             11,933        48,313            462      11,933        48,775        60,708
Avalon Campbell                    11,830        47,828            240      11,830        48,068        59,898
Countrybrook                        9,384        34,794          3,529       9,384        38,323        47,707
Avalon at Pruneyard                 3,414        15,469         12,818       3,414        28,287        31,701
Creekside                           6,546        26,301          9,962       6,546        36,263        42,809
Avalon at River Oaks                8,904        35,126          1,870       8,904        36,996        45,900
Avalon at Parkside                  7,406        29,823            450       7,406        30,273        37,679
Avalon Mountain View                9,755        39,393          1,043       9,755        40,436        50,191
San Marino                          6,607        26,673            280       6,607        26,953        33,560
Avalon Sunnyvale                    6,786        27,388            256       6,786        27,644        34,430
Avalon at Foxchase                 11,340        45,532          1,145      11,340        46,677        58,017
Fairway Glen                        3,341        13,338            380       3,341        13,718        17,059
Avalon Cupertino                    9,099        39,926             86       9,099        40,012        49,111
Avalon on the Alameda               6,119        50,164             49       6,119        50,213        56,332
Avalon Rosewalk I                  11,177        44,896            236      11,177        45,132        56,309
Avalon Rosewalk II                  4,637        17,131             --       4,637        17,131        21,768
Avalon Woodland Hills              23,828        40,372          6,942      23,828        47,314        71,142
Avalon at Media Center             22,483        28,104         13,249      22,483        41,353        63,836
Avalon Westside Terrace             5,878        23,708          7,477       5,878        31,185        37,063
Arbor Heights                       2,984        17,927          8,552       2,984        26,479        29,463
Avalon at Warner Center             7,045        12,986          6,264       7,045        19,250        26,295
Timberwood                          1,210         8,607          4,919       1,210        13,526        14,736
Avalon Huntington Beach             6,663        21,647          8,707       6,663        30,354        37,017
Avalon at Pacifica Bay              4,871        19,745          7,293       4,871        27,038        31,909
Avalon at South Coast               4,709        16,063          3,446       4,709        19,509        24,218
Avalon Santa Margarita              4,607        16,911          2,042       4,607        18,953        23,560
Amberway                           10,285         7,249          3,716      10,285        10,965        21,250
Avalon at Laguna Niguel               656        16,588          3,714         656        20,302        20,958
                                               Total Cost, Net                    Year of
                                  Accumulated   of Accumulated                   Completion/
                                  Depreciation   Depreciation    Encumbrances    Acquisition
                                  ------------ ---------------   ------------    -----------
Current Communities
-------------------
Waterford                            $4,327        $54,276         $33,100        1985/86
Hampton Place                         3,963         50,623              --        1992/94
Avalon Pleasanton                     4,409         55,051              --        1988/94
Avalon Dublin                         1,940         24,775              --        1989/97
Willow Creek                          2,469         31,371              --        1985/94
Avalon Fremont                        1,657         20,385              --        1992/94
Avalon at Union Square                1,578         20,052              --        1973/96
Crowne Ridge                          2,248         28,426              --        1973/96
Sunset Towers                         2,462         25,639              --        1961/96
Avalon at Nob Hill                    1,975         25,442          20,013        1990/95
Avalon at Diamond Heights             1,772         22,396              --        1972/94
Avalon Towers by The Bay              2,654         64,168              --          1999
Crossbrook                            1,077         18,000           8,156        1986/94
Avalon at Cedar Ridge                 2,028         23,490              --        1975/97
Avalon Foster City                    2,951         38,101              --        1973/94
Avalon Pacifica                       2,235         28,838          16,775        1971/95
Avalon Silicon Valley                 8,918        111,496              --          1997
Avalon at Blossom Hill                4,385         56,323              --          1995
Avalon Campbell                       4,296         55,602          36,981          1995
Countrybrook                          3,480         44,227          18,934        1985/96
Avalon at Pruneyard                   2,231         29,470          12,870        1966/97
Creekside                             2,600         40,209              --        1962/97
Avalon at River Oaks                  3,344         42,556              --        1990/96
Avalon at Parkside                    2,693         34,986              --        1991/96
Avalon Mountain View                  3,588         46,603          18,300          1986
San Marino                            2,436         31,124              --        1984/88
Avalon Sunnyvale                      2,482         31,948              --        1987/95
Avalon at Foxchase                    4,233         53,784          26,400        1986/87
Fairway Glen                          1,259         15,800           9,580          1986
Avalon Cupertino                      3,674         45,437              --          1999
Avalon on the Alameda                 2,675         53,657              --          1999
Avalon Rosewalk I                     4,010         52,299              --          1997
Avalon Rosewalk II                    1,037         20,731              --          1999
Avalon Woodland Hills                 4,645         66,497              --        1989/97
Avalon at Media Center                3,421         60,415              --        1969/97
Avalon Westside Terrace               2,583         34,480              --        1966/97
Arbor Heights                         2,235         27,228              --        1970/97
Avalon at Warner Center               1,655         24,640              --        1979/98
Timberwood                            1,286         13,450              --        1972/97
Avalon Huntington Beach               3,078         33,939              --        1972/97
Avalon at Pacifica Bay                2,168         29,741              --        1971/97
Avalon at South Coast                 1,837         22,381              --        1973/96
Avalon Santa Margarita                1,772         21,788              --        1990/97
Amberway                              1,043         20,207              --        1983/98
Avalon at Laguna Niguel               1,817         19,141          10,400        1988/98

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (Dollars in thousands)

                                      Initial Cost                                     Total Cost
                                  ------------------------                 -----------------------------------
                                               Building/        Costs                  Building/
                                           Construction in  Subsequent to           Construction in
                                              Progress &     Acquisition/              Progress &
                                    Land     Improvements    Construction    Land     Improvements      Total
                                  -------  ---------------  -------------  -------  ---------------    -------
Avalon Newport                      1,975         3,814          4,299       1,975         8,113        10,088
Avalon Mission Viejo                2,517         9,257          1,079       2,517        10,336        12,853
Avalon at Mission Bay               9,922        40,633         14,907       9,922        55,540        65,462
Avalon at Cortez Hill               2,768        20,134          6,621       2,768        26,755        29,523
Avalon at Mission Ridge             2,710        10,924          7,911       2,710        18,835        21,545
Avalon at Penasquitos Hills         2,760         9,391          1,997       2,760        11,388        14,148
Waterhouse Place                    2,109        13,514          5,041       2,109        18,555        20,664
Avalon at Bear Creek                6,786        27,035            561       6,786        27,596        34,382
Avalon Redmond Place                4,558        17,504          3,900       4,558        21,404        25,962
Avalon Greenbriar                   3,808        21,239         10,725       3,808        31,964        35,772
Avalon at Prudential Center        25,811       103,233          5,325      25,811       108,558       134,369
Longwood Towers                     4,219        17,729         20,111       4,219        37,840        42,059
Avalon at Center Place                 --        26,816            257          --        27,073        27,073
Avalon Summit                       1,743        14,654             72       1,743        14,726        16,469
Avalon at Lexington                 2,124        12,599            406       2,124        13,005        15,129
Avalon at Faxon Park                1,136        14,019             --       1,136        14,019        15,155
Avalon West                           943         9,881             --         943         9,881        10,824
Avalon Oaks                         2,129        19,018             --       2,129        19,018        21,147
Avalon Walk I & II                  9,102        48,796            902       9,102        49,698        58,800
Avalon Glen                         5,956        23,993            961       5,956        24,954        30,910
Avalon Gates                        4,414        31,305            212       4,414        31,517        35,931
Avalon Springs                      2,116        14,512             22       2,116        14,534        16,650
Avalon Valley                       2,277        22,424            707       2,277        23,131        25,408
Avalon Lake                         3,314        13,139            379       3,314        13,518        16,832
Avalon Pavilions                   11,256        45,059          1,304      11,256        46,363        57,619
Avalon Commons                      4,679        28,552             77       4,679        28,629        33,308
Avalon Towers                       3,118        12,709            797       3,118        13,506        16,624
Avalon Court                        3,083        15,871             --       3,083        15,871        18,954
Avalon Cove                         8,760        82,356            183       8,760        82,539        91,299
The Tower at Avalon Cove            3,738        45,755             10       3,738        45,765        49,503
Avalon Watch                        5,585        22,394          1,153       5,585        23,547        29,132
Avalon Crest                       11,468        44,035             --      11,468        44,035        55,503
Avalon Run East                     1,579        14,669             --       1,579        14,669        16,248
Avalon Gardens                      8,428        45,710             33       8,428        45,743        54,171
Avalon View                         3,529        14,140            375       3,529        14,515        18,044
Avalon Green                        1,820        10,525            217       1,820        10,742        12,562
The Avalon                          2,889        28,273             --       2,889        28,273        31,162
Avalon at Fairway Hills I & II      8,612        34,463          1,024       8,612        35,487        44,099
Avalon at Symphony Glen             1,594         6,384            870       1,594         7,254         8,848
Avalon Landing                      1,849         7,409            284       1,849         7,693         9,542
Avalon at Ballston V & Q            9,340        37,360            178       9,340        37,538        46,878
Avalon Crescent                    13,851        43,401             --      13,851        43,401        57,252
Avalon at Ballston Washington       7,291        29,177            632       7,291        29,809        37,100
Avalon at Cameron Court            10,292        32,931             --      10,292        32,931        43,223
Autumn Woods                        6,096        24,400            310       6,096        24,710        30,806
Avalon at Fair Lakes                4,334        19,127             --       4,334        19,127        23,461
Avalon at Dulles                    2,302         9,212            257       2,302         9,469        11,771
                                               Total Cost, Net                    Year of
                                  Accumulated   of Accumulated                   Completion/
                                  Depreciation   Depreciation    Encumbrances    Acquisition
                                  ------------ ---------------   ------------    -----------
Avalon Newport                          755          9,333              --        1956/96
Avalon Mission Viejo                    965         11,888           7,354        1984/96
Avalon at Mission Bay                 4,136         61,326              --        1969/97
Avalon at Cortez Hill                 2,120         27,403              --        1973/98
Avalon at Mission Ridge               1,721         19,824              --        1960/97
Avalon at Penasquitos Hills           1,052         13,096              --        1982/97
Waterhouse Place                      1,674         18,990              --        1990/97
Avalon at Bear Creek                  2,494         31,888              --          1998
Avalon Redmond Place                  2,144         23,818          11,042        1991/97
Avalon Greenbriar                     2,391         33,381          18,755        1987/88
Avalon at Prudential Center           9,355        125,014              --       1968/1998
Longwood Towers                       5,926         36,133              --          1993
Avalon at Center Place                3,312         23,761              --          1997
Avalon Summit                         2,378         14,091              --          1996
Avalon at Lexington                   2,784         12,345          14,347          1994
Avalon at Faxon Park                  1,411         13,744              --          1998
Avalon West                           1,508          9,316           8,579          1996
Avalon Oaks                           1,210         19,937              --          1999
Avalon Walk I & II                   10,600         48,200          12,300        1992/94
Avalon Glen                           5,425         25,485              --          1991
Avalon Gates                          3,889         32,042              --          1997
Avalon Springs                        1,906         14,744              --          1996
Avalon Valley                         1,380         24,028              --          1999
Avalon Lake                             791         16,041              --          1999
Avalon Pavilions                     10,719         46,900              --        1990/92
Avalon Commons                        3,398         29,910              --          1997
Avalon Towers                         2,277         14,347              --          1995
Avalon Court                          1,789         17,165              --          1997
Avalon Cove                          10,966         80,333              --          1997
The Tower at Avalon Cove              2,624         46,879              --          1999
Avalon Watch                          5,618         23,514              --          1988
Avalon Crest                          2,416         53,087              --          1999
Avalon Run East                       2,173         14,075              --          1996
Avalon Gardens                        4,730         49,441              --          1998
Avalon View                           3,374         14,670          18,465          1993
Avalon Green                          2,028         10,534              --          1995
The Avalon                            1,262         29,900              --          1999
Avalon at Fairway Hills I & II        6,048         38,051          11,500        1987/96
Avalon at Symphony Glen               1,705          7,143           9,780          1986
Avalon Landing                        1,491          8,051           6,626          1995
Avalon at Ballston V & Q              4,914         41,964              --          1997
Avalon Crescent                       5,468         51,784              --          1996
Avalon at Ballston Washington         6,663         30,437              --          1990
Avalon at Cameron Court               3,258         39,965              --          1998
Autumn Woods                          3,416         27,390              --          1996
Avalon at Fair Lakes                  1,975         21,486              --          1998
Avalon at Dulles                      2,284          9,487          12,360          1986

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (Dollars in thousands)

                                      Initial Cost                                     Total Cost
                                  ------------------------                 -----------------------------------
                                               Building/        Costs                  Building/
                                           Construction in  Subsequent to           Construction in
                                              Progress &     Acquisition/              Progress &
                                    Land     Improvements    Construction    Land     Improvements      Total
                                  -------  ---------------  -------------  -------  ---------------    -------
Avalon at Providence Park           2,152         8,907            184       2,152         9,091        11,243
Avalon at Decoverly                 6,157        24,800            457       6,157        25,257        31,414
Avalon Knoll                        1,528         6,136            601       1,528         6,737         8,265
Avalon Fields I & II                4,047        18,611              5       4,047        18,616        22,663
Avalon Crossing                     2,207        11,683             --       2,207        11,683        13,890
4100 Massachusetts                  6,848        27,614          1,066       6,848        28,680        35,528
Avalon at Danada Farms              7,535        30,444            190       7,535        30,634        38,169
Avalon at West Grove                5,149        20,657          3,587       5,149        24,244        29,393
Avalon at Stratford Green           4,326        17,569             36       4,326        17,605        21,931
Avalon at Devonshire                7,250        29,641            282       7,250        29,923        37,173
Avalon at Edinburgh                 3,541        14,758            158       3,541        14,916        18,457
Avalon at Town Centre               3,450        14,449             84       3,450        14,533        17,983
Avalon at Town Square               2,099         8,642             94       2,099         8,736        10,835
Avalon Woodbury                     5,034        20,857             57       5,034        20,914        25,948
Avalon Corners                      6,305        24,179            872       6,305        25,051        31,356
Avalon Court North                  6,145        33,049            991       6,145        34,040        40,185
Avalon Willow                       6,207        39,852             --       6,207        39,852        46,059
Avalon at Fox Mill                  2,713        16,678             --       2,713        16,678        19,391
Avalon Essex                        5,230        15,483            492       5,230        15,975        21,205
Avalon Haven                        1,264        11,762            464       1,264        12,226        13,490
200 Arlington Place                 9,728        39,527             --       9,728        39,527        49,255
Avalon HighGrove                    7,569        32,036             --       7,569        32,036        39,605
Avalon Palladia                     9,303        37,350             --       9,303        37,350        46,653
Avalon ParcSquare                   3,789        15,093             50       3,789        15,143        18,932
Avalon Rock Meadow                  4,777        19,671             10       4,777        19,681        24,458
Avalon Wild Reed                    4,253        18,676             21       4,253        18,697        22,950
                                  -------     ---------        -------     -------     ---------     ---------
                                  717,986     3,060,054        248,473     717,986     3,308,527     4,026,513
                                  -------     ---------        -------     -------     ---------     ---------
                                               Total Cost, Net                    Year of
                                  Accumulated   of Accumulated                   Completion/
                                  Depreciation   Depreciation    Encumbrances    Acquisition
                                  ------------ ---------------   ------------    -----------
Avalon at Providence Park             1,094         10,149              --          1997
Avalon at Decoverly                   4,433         26,981              --          1995
Avalon Knoll                          1,911          6,354          13,393          1985
Avalon Fields I & II                  2,756         19,907          11,609          1998
Avalon Crossing                       1,716         12,174              --          1996
4100 Massachusetts                    6,034         29,494              --          1982
Avalon at Danada Farms                3,119         35,050              --          1997
Avalon at West Grove                  2,453         26,940              --          1967
Avalon at Stratford Green             1,797         20,134              --          1997
Avalon at Devonshire                  3,136         34,037          27,305          1988
Avalon at Edinburgh                   1,386         17,071              --          1992
Avalon at Town Centre                 1,525         16,458              --          1986
Avalon at Town Square                   919          9,916              --          1986
Avalon Woodbury                       1,065         24,883              --          1999
Avalon Corners                        1,109         30,247              --          2000
Avalon Court North                    1,453         38,732              --          2000
Avalon Willow                         1,981         44,078              --          2000
Avalon at Fox Mill                      772         18,619              --          2000
Avalon Essex                            444         20,761              --          2000
Avalon Haven                            238         13,252              --          2000
200 Arlington Place                      --         49,255              --       1987/2000
Avalon HighGrove                        140         39,465              --          2000
Avalon Palladia                         380         46,273              --          2000
Avalon ParcSquare                       306         18,626              --          2000
Avalon Rock Meadow                      433         24,025              --          2000
Avalon Wild Reed                        331         22,619              --          2000
                                    -------      ---------         -------
                                    327,480      3,699,033         394,924
                                    -------      ---------         -------

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (Dollars in thousands)

                                      Initial Cost                                     Total Cost
                                --------------------------                 -----------------------------------
                                               Building/        Costs                  Building/
                                           Construction in  Subsequent to           Construction in
                                              Progress &     Acquisition/              Progress &
                                  Land       Improvements    Construction    Land     Improvements      Total
                                ---------  ---------------  -------------  -------  ---------------    -------
Development Communities
Avalon at Florham Park              4,092        32,932             --       4,092        32,932        37,024
Avalon at Edgewater                    --        40,968             --          --        40,968        40,968
Avalon Bellevue                        --        26,694             --          --        26,694        26,694
Avalon at Arlington Square I           --        40,869             --          --        40,869        40,869
Avalon on the Sound                    --        61,505             --          --        61,505        61,505
Avalon Estates                      1,063        17,651             --       1,063        17,651        18,714
Avalon at Cahill Park                  --        11,902             --          --        11,902        11,902
Avalon at Freehold                     --        12,105             --          --        12,105        12,105
Avalon Belltown                        --         8,799             --          --         8,799         8,799
Avalon Harbor                          --        15,327             --          --        15,327        15,327
Avalon Riverview                       --         8,133             --          --         8,133         8,133
Avalon Towers on the Peninsula         --        20,407             --          --        20,407        20,407
                                ---------   -----------      ---------   ---------   -----------   -----------
                                    5,155       297,292             --       5,155       297,292       302,447
                                ---------   -----------      ---------   ---------   -----------   -----------

Land held for development          18,297            --             --      18,297            --        18,297
Presale communities                37,537       126,780             --      37,537       126,780       164,317
Corporate                           1,571        22,617            207       1,571        22,824        24,395
                                ---------   -----------      ---------   ---------   -----------   -----------
                                $ 780,546   $ 3,506,743      $ 248,680   $ 780,546   $ 3,755,423   $ 4,535,969
                                =========   ===========      =========   =========   ===========   ===========
                                             Total Cost, Net                    Year of
                                Accumulated   of Accumulated                   Completion/
                                Depreciation   Depreciation    Encumbrances    Acquisition
                                ------------ ---------------   ------------    -----------
Development Communities
Avalon at Florham Park                275         36,749              --          N/A
Avalon at Edgewater                    --         40,968              --          N/A
Avalon Bellevue                        --         26,694              --          N/A
Avalon at Arlington Square I           --         40,869              --          N/A
Avalon on the Sound                    --         61,505              --          N/A
Avalon Estates                         84         18,630              --          N/A
Avalon at Cahill Park                  --         11,902              --          N/A
Avalon at Freehold                     --         12,105              --          N/A
Avalon Belltown                        --          8,799              --          N/A
Avalon Harbor                          --         15,327              --          N/A
Avalon Riverview                       --          8,133              --          N/A
Avalon Towers on the Peninsula         --         20,407              --          N/A
                                ---------    -----------       ---------
                                      359        302,088              --
                                ---------    -----------       ---------

Land held for development              --         18,297              --          N/A
Presale communities                    --        164,317              --          N/A
Corporate                           8,171         16,224              --          N/A
                                ---------    -----------       ---------
                                $ 336,010    $ 4,199,959       $ 394,924
                                =========    ===========       =========

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000
(Dollars in thousands)

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building - 30 years
Improvements, upgrades and FF&E - not to exceed 7 years

The aggregate cost of total real estate for Federal income tax purposes was approximately $4.5 billion at December 31, 2000.

The changes in total real estate for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                             Years ended December 31,
                                                    -----------------------------------------
                                                        2000           1999           1998
                                                    -----------    -----------    -----------
Balance, beginning of period                        $ 4,266,426    $ 4,006,456    $ 1,534,986
Acquisitions, construction costs and improvements       393,359        519,381      2,622,427
Reclassification to investment in joint ventures             --             --             --
Dispositions                                           (123,816)      (259,411)      (150,957)
                                                    -----------    -----------    -----------
Balance, end of period                              $ 4,535,969    $ 4,266,426    $ 4,006,456
                                                    ===========    ===========    ===========

The changes in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                             Years ended December 31,
                                                    -----------------------------------------
                                                        2000           1999           1998
                                                    -----------    -----------    -----------
Balance, beginning of period                        $   225,103    $   137,374    $    69,932
Depreciation for the period                             119,416        107,928         75,614
Dispositions                                             (8,509)       (20,199)        (8,172)
                                                    -----------    -----------    -----------
Balance, end of period                              $   336,010    $   225,103    $   137,374
                                                    ===========    ===========    ===========