Form 10-Q
period 2001-03-31
AVALONBAY COMMUNITIES INC
filed 2001-05-15
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission file number 1–12672

AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	77-0404318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2900 Eisenhower Avenue, Suite 300
Alexandria, Virginia 22314
(Address of principal executive offices, including zip code)
(703) 329-6300
(Registrant’s telephone number, including area code)

(Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes☒           No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

67,823,381 shares outstanding as of May 1, 2001

AVALONBAY COMMUNITIES, INC.

FORM 10-Q
INDEX

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	3-31-01 (unaudited)	12-31-00
ASSETS
Real estate:
Land	$800,046	$742,863
Buildings and improvements	3,210,694	3,047,560
Furniture, fixtures and equipment	100,725	98,880
	4,111,465	3,889,303
Less accumulated depreciation	(346,554)	(316,045)
Net operating real estate	3,764,911	3,573,258
Construction in progress (including land)	302,587	418,583
Communities held for sale, net	185,493	208,118
Total real estate, net	4,252,991	4,199,959

Cash and cash equivalents	57,651	57,234
Cash in escrow	7,694	16,733
Resident security deposits	19,094	18,281
Investments in unconsolidated real estate joint ventures	12,257	12,215
Deferred financing costs, net	14,660	15,265
Deferred development costs	19,105	16,359
Participating mortgage notes	21,483	21,483
Prepaid expenses and other assets	39,842	39,696
Total assets	$4,444,777	$4,397,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured notes	$1,335,000	$1,335,000
Variable rate unsecured credit facility	--	--
Mortgage notes payable	437,144	394,924
Dividends payable	53,198	47,572
Payables for construction	23,418	19,997
Accrued expenses and other liabilities	52,175	46,771
Accrued interest payable	20,659	32,829
Resident security deposits	29,512	28,138
Total liabilities	1,951,106	1,905,231

Minority interest of unitholders in consolidated partnerships	49,393	49,501

Stockholders' equity:
Preferred stock, $.01 par value; $25 liquidation value; 50,000,000 shares authorized at both March 31, 2001 and December 31, 2000; 18,322,700 shares outstanding at both March 31, 2001 and December 31, 2000	183	183
Common stock, $.01 par value; 140,000,000 shares authorized at both March 31, 2001 and December 31, 2000; 67,589,166 and 67,191,542 shares both issued and outstanding at March 31, 2001 and December 31, 2000, respectively	676	672
Additional paid-in capital	2,509,993	2,493,033
Deferred compensation	(9,037)	(3,550)
Dividends in excess of accumulated earnings	(49,444)	(47,845)
Accumulated other comprehensive income	(8,093)	--
Total stockholders' equity	2,444,278	2,442,493
Total liabilities and stockholders' equity	$4,444,777	$4,397,225

See accompanying notes to condensed consolidated financial statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3-31-01	3-31-00
Revenue:
Rental income	$155,329	$134,785
Management fees	331	248
Other income	97	55
Total revenue	155,757	135,088

Expenses:
Operating expenses, excluding property taxes	39,800	33,338
Property taxes	12,798	11,230
Interest expense	23,124	20,067
Depreciation expense	31,129	29,419
General and administrative	3,805	2,947
Total expenses	110,656	97,001

Equity in income of unconsolidated joint ventures	106	694
Interest income	1,816	1,020
Minority interest of unitholders in consolidated partnerships	(325)	(539)

Income before gain on sale of communities	46,698	39,262
Gain on sale of communities	4,901	7,910
Net income	51,599	47,172
Dividends attributable to preferred stock	(9,945)	(9,945)

Net income available to common stockholders	$41,654	$37,227

Other comprehensive income:
Unrealized loss on derivative instruments	(8,093)	--
Other comprehensive income	(8,093)	--
Comprehensive income	$33,561	$37,227

Per common share:

Net Income - basic	$0.62	$0.57
Net Income - diluted	$0.61	$0.56

See accompanying notes to condensed consolidated financial statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	3-31-01	3-31-00

Cash flows from operating activities:
Net income	$51,599	$47,172
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	31,129	29,419
Amortization of Deferred Financing costs	760	722
Amortization of deferred compensation	434	1,248
Increase in investments in unconsolidated real estate joint ventures	(42)	(69)
Income allocated to minority interest in consolidated partnerships	325	539
Gain on sale of communities	(4,901)	(7,910)
Increase in cash in operating escrows	(17)	(667)
Increase in resident security deposits, accrued interest receivable on participating mortgage notes, prepaid expenses and other assets	(3,705)	(3,518)
Increase in accrued expenses, other liabilities and accrued interest payable	(11,515)	(5,907)
Net cash provided by operating activities	64,067	61,029
Cash flows used in investing activities:
Purchase and development of real estate	(101,919)	(73,114)
Proceeds from sale of communities, net of selling costs	22,677	29,325
Increase (decrease) in construction payables	3,421	(1,729)
Decrease in cash in investing escrows	9,056	--
Net cash used in investing activities	(66,765)	(45,518)
Cash flows from financing activities:
Issuance of common stock	9,037	3,974
Dividends paid	(47,572)	(44,139)
Net borrowings under unsecured credit facilities	--	26,400
Issuance of secured notes payable	51,169	--
Repayments of notes payable	(8,949)	(877)
Payment of deferred financing costs	(155)	--
Distributions to minority partners	(415)	(414)
Net cash provided by (used in) financing activities	3,115	(15,056)
Net increase in cash and cash equivalents	417	455

Cash and cash equivalents, beginning of period	57,234	7,621
Cash and cash equivalents, end of period	$57,651	$8,076
Cash paid during period for interest, net of amount capitalized	$35,294	$31,801

See accompanying notes to condensed consolidated financial statements.

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the three months ended March 31, 2001, 762 units of limited partnership, valued at $36, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.  During the three months ended March 31, 2000, 7,048 units of limited partnership, valued at $277, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

Common and preferred dividends declared but not paid as of March 31, 2001 and 2000 totaled $53,198 and $46,887, respectively.

During the three months ended March 31, 2001, the Company issued 172,077 shares of restricted stock valued at $7,907.  During the three months ended March 31, 2000, the Company issued 93,816 shares of restricted stock valued at $3,166.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

1.  Organization and Significant Accounting Policies

Organization and Recent Developments

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The Company focuses on the ownership and operation of upscale apartment communities in high barrier-to-entry markets of the United States. These markets include Northern and Southern California and selected markets in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the country.

At March 31, 2001, the Company owned or held a direct or indirect ownership interest in 126 operating apartment communities containing 38,080 apartment homes in twelve states and the District of Columbia, of which four communities containing 2,211 apartment homes were under reconstruction.  The Company also owned thirteen communities with 3,692 apartment homes under construction and rights to develop an additional 34 communities that, if developed as expected, will contain an estimated 9,639 apartment homes.

During the three months ended March 31, 2001:

•	The Company completed the development of Avalon Estates, a 162 apartment home community located in the Boston, Massachusetts area.
•	The Company acquired three communities containing a total of 995 apartment homes for an acquisition price of approximately $129,300, pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated third party.
•	The Company sold the 226 apartment home Crossbrook community located in the San Francisco, California area for net proceeds of approximately $14,500.

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations.  These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to make the information presented not misleading.  In the opinion of Management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned partnerships and certain joint venture partnerships in addition to subsidiary partnerships structured as DownREITs.  All significant intercompany balances and transactions have been eliminated in consolidation.

In each of the partnerships structured as DownREITs, either the Company or one of the Company’s wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest.  For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner.  Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests approximate the Company’s current common stock dividend per share.  Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement.  The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of the Company’s common stock on the date of redemption.  In lieu of a cash redemption of a limited partner’s unit, the Company may elect to acquire any unit presented for redemption for one share of common stock.

Revenue Recognition

Rental income related to leases is recognized when due from residents.  In accordance with the Company’s standard lease terms, rental payments are generally due on a monthly basis.

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

Lease terms for apartment homes are generally one year or less.  Rental income and operating costs incurred during the initial lease–up or post-redevelopment lease-up period are fully recognized as they accrue.

Earnings per Common Share

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”, basic earnings per share for the quarters ended March 31, 2001 and 2000 is computed by dividing earnings available to common shares (net income less preferred stock dividends) by the weighted average number of shares outstanding during the period.  Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The Company’s earnings per common share are determined as follows:

	Three months ended
	3-31-01	3-31-00
Basic and Diluted shares outstanding

Weighted average common shares - basic	67,214,940	65,719,178

Weighted average DownREIT units outstanding	670,808	969,300

Effect of dilutive securities	1,379,999	489,010
Weighted average common shares and DownREIT units - diluted	69,265,747	67,177,488
Calculation of Earnings per Share - Basic

Net income available to common stockholders	$41,654	$37,227
Weighted average common shares - basic	67,214,940	65,719,178
Earnings per common share - basic	$0.62	$0.57
Calculation of Earnings per Share - Diluted

Net income available to common stockholders	$41,654	$37,227

Add: Minority interest of DownREIT unitholders in consolidated partnerships	391	509
Adjusted net income available to common stockholders	$42,045	$37,736
Weighted average common shares and DownREIT units - diluted	69,265,747	67,177,488
Earnings per common share - diluted	$0.61	$0.56

Certain options to purchase shares of common stock in the amounts of 14,500 and 2,214,497 were outstanding during the three months ended March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period.

Executive Separation Costs

In February 2001, the Company announced certain management changes including the departure of a senior executive who became entitled to severance benefits in accordance with the terms of his employment agreement with the Company.  The Company recorded a charge of approximately $2,500 in the first quarter of 2001 related to the expected costs associated with this separation.

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

Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”  SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements.  The Company adopted SAB No. 101 effective with the March 31, 2000 reporting period, as required, and the adoption did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to amounts in prior years' financial statements to conform with current year presentations.

2.  Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $5,597 and $3,494 for the three months ended March 31, 2001 and 2000, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s notes payable, unsecured notes and credit facility are summarized as follows:

	3-31-01	12-31-00

Fixed rate unsecured notes	$1,335,000	$1,335,000
Fixed rate mortgage notes payable (conventional and tax-exempt)	335,548	326,964
Variable rate mortgage notes payable (tax-exempt)	67,960	67,960
Total mortgage notes payable and unsecured notes	1,738,508	1,729,924

Variable rate short term note	33,636	--
Variable rate unsecured credit facility	--	--
Total mortgage notes payable, unsecured notes and unsecured credit facility	$1,772,144	$1,729,924

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from May 2001 through December 2036.  The weighted average interest rate of the Company’s variable rate notes was 5.0% at March 31, 2001. The weighted average interest rate of the Company’s fixed rate mortgage notes (conventional and tax-exempt) was 6.7% at March 31, 2001.

The maturity schedule for the Company’s unsecured notes is as follows:

Year of maturity	Principal	Interest rate

2002	$100,000	7.375%

2003	$50,000	6.250%
	$100,000	6.500%

2004	$125,000	6.580%

2005	$100,000	6.625%
	$50,000	6.500%

2006	$150,000	6.800%

2007	$110,000	6.875%

2008	$50,000	6.625%
	$150,000	8.250%

2009	$150,000	7.500%

2010	$200,000	7.500%

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

The Company has a $600,000 variable rate unsecured credit facility (the “unsecured credit facility” or “existing facility”) with Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Fleet National Bank serving as co-agents for a syndicate of commercial banks.  The unsecured credit facility bears interest at a spread over the London Interbank Offered Rate (“LIBOR”) based on rating levels achieved on the Company’s unsecured notes and on a maturity selected by the Company.  The current stated pricing is LIBOR plus 0.6% per annum (5.7% at March 31, 2001).  In addition, the unsecured credit facility includes a competitive bid option (which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility) for up to $400,000.  The Company is subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein.  The existing facility matures in July 2001 and the Company is currently in the process of negotiating a new facility which it believes will be in place prior to the maturity date of the existing facility.  In addition, the Company expects the new facility will have substantially the same terms and conditions as the existing facility.

4.  Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the three months ended March 31, 2001:

	Preferred Stock	Common Stock	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Dividends in excess of accumulated earnings	Stockholders' equity
Stockholders' equity, December 31, 2000	$183	$672	$2,493,033	$(3,550)	$--	$(47,845)	$2,442,493
Net income	--	--	--	--	--	51,599	51,599
Other comprehensive income	--	--	--	--	(8,093)	--	(8,093)
Dividends declared to common and preferred stockholders	--	--	--	--	--	(53,198)	(53,198)
Issuance of Common Stock	--	4	16,960	(5,921)	--	--	11,043
Amortization of deferred compensation	--	--	--	434	--	--	434
Stockholders' equity, March 31, 2001	$183	$676	$2,509,993	$(9,037)	$(8,093)	$(49,444)	$2,444,278

During the three months ended March 31, 2001, the Company issued 92,523 shares of common stock in connection with stock options exercised, 132,262 shares through the Company’s Dividend Reinvestment and Stock Purchase Plan, 762 shares to acquire DownREIT partnership units from a third party, and 172,077 shares in connection with restricted stock grants to employees.

5.  Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133,” was adopted by the Company on January 1, 2001.  SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 also requires that a change in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recorded through the income statement.  For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income.  The ineffective portion of all hedges is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings.

The Company has historically used interest rate swap agreements (the “Swap Agreements”) to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds.  The Swap Agreements are not held for trading or other speculative purposes.  The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt.  As of March 31, 2001, the effect of these Swap Agreements is to fix $168,202 of the Company’s tax-exempt debt at an average interest rate of 6.1% with an average maturity of five years.  By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk.

The credit risk is the risk of a counterparty not performing under the terms of the contract.  The counterparties to these contracts are major financial institutions with AAA credit ratings by the Standard & Poor’s Ratings Group.  The Company monitors the credit ratings of counterparties and the amount of the Company’s debt subject to swap agreements with any one party.  Therefore, the Company believes the likelihood of realizing material losses from counterparty nonperformance is remote.

Market risk is the adverse effect of the value of financial instruments that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.  These risks are managed by the Company’s Chief Financial Officer and Vice President of Finance.

The Company has determined that its Swap Agreements qualify as effective cash-flow hedges under SFAS No. 133.  When entering into hedging transactions, the Company documents the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy.  The Company assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting cash flows of hedged items. In accordance with SFAS No. 133, the Company records all changes in the fair value of the Swap Agreements in other comprehensive income.  Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows.  In all situations where hedge accounting is discontinued, the derivative will be carried at fair value with changes in its fair value recognized in income. Upon the termination of a hedging relationship, the amount in other comprehensive income will be amortized over the remaining life of the hedged cash flows.

At January 1, 2001, in accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect adjustment of $6,412 to other comprehensive income to recognize at fair value all of the derivatives that are designated as cash flow hedging instruments.  At March 31, 2001, the Company recorded an additional unrealized loss of $1,681 to other comprehensive income to adjust the Swap Agreements to their fair value. Hedge ineffectiveness for the three months ended March 31, 2001 did not have a material impact on earnings and the Company does not anticipate that the losses being reclassified to earnings during the next twelve months will be material.  The Swap Agreements are included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.  Also, a swap liability of approximately $500 was transferred to an unrelated third party as a result of the sale of a community during the quarter.

6.  Investments in Unconsolidated Real Estate Joint Ventures

The Company accounts for investments in unconsolidated real estate entities in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  The Company applies the equity method of accounting to an investment in an entity if it has the ability to significantly influence that entity.  All other unconsolidated real estate investments are recorded under the cost method of accounting.

At March  31, 2001, the Company’s investments in unconsolidated real estate joint ventures consisted of:

•           a 50% limited liability company membership interest in a limited liability company that owns the Falkland Chase community;
•           a 49% general partnership interest in a partnership that owns the Avalon Run community;
•           a 50% limited liability company membership interest in a limited liability company that owns the Avalon Grove community; and
•           a 25% limited liability company membership interest in a limited liability company that owns the Avalon Terrace community.

The following is a combined summary of the financial position of these joint ventures as of the dates presented:

	(Unaudited)
	3-31-01	12-31-00
Assets:
Real estate, net	$136,879	$132,832
Other assets	9,689	10,400
Total assets	$146,568	$143,232
Liabilities and partners' equity:
Mortgage notes payable	$47,195	$48,400
Other liabilities	7,839	8,656
Partners' equity	91,534	86,176
Total liabilities and partners' equity	$146,568	$143,232

The following is a combined summary of the operating results of these joint ventures for the periods presented:

	Three months ended (unaudited)
	3-31-01	3-31-00

Rental income	$5,860	$5,263
Other income	15	--
Operating and other expenses	(1,641)	(1,381)
Mortgage interest expense	(202)	(238)
Depreciation expense	(758)	(777)
Net income	$3,274	$2,867

The Company also holds a 25% limited liability company membership interest in Avalon on the Sound, which is presented on a consolidated basis in the financial statements in accordance with GAAP.

7.   Communities Held for Sale

The Company has a policy of disposing of assets that are not consistent with its long-term strategic direction.  In connection with this strategy, the Company solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal.  In connection with this policy, the Company sold one community during the three months ended March 31, 2001 and one community during the three months ended March 31, 2000.

Management intends to market additional communities for sale.  However, there can be no assurance that such assets will be sold, or that we will sell the assets on financially advantageous terms.  The assets targeted for sale include land, buildings and improvements and furniture, fixtures and equipment, and are recorded at the lower of cost or fair value less estimated selling costs.  The Company has not determined a need to recognize a write-down in this real estate to arrive at net realizable value, although there can be no assurance that the Company can sell these assets for amounts that equal or exceed its estimates of net realizable value. At March 31, 2001, total real estate, net of accumulated depreciation, held for sale totaled $185,493.  Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company’s Condensed Consolidated Statements of Operations and Comprehensive Income include net income of the communities held for sale at March 31, 2001 of $4,044 and $2,839 for the three months ended March 31, 2001 and 2000, respectively.

8.  Segment Reporting

The Company’s reportable operating segments include Stable Communities, Developed Communities and Redeveloped Communities:

•           Stable Communities are communities that have attained stabilized occupancy levels and operating costs since the beginning of the prior calendar year or were acquired as stabilized after the beginning of the previous calendar year and remained stabilized throughout the end of the current calendar year.  Stable Communities do not include communities where planned redevelopment or development activities have not yet commenced.  The primary financial measure for this business segment is Net Operating Income (“NOI”), which represents total revenue less operating expenses and property taxes.
•           Developed Communities are communities which completed development and attained stabilized occupancy and expense levels during the prior calendar year of presentation.  The primary financial measure for this business segment is Operating Yield (defined as NOI divided by total capitalized costs).
•           Redeveloped Communities are communities that completed redevelopment and attained stabilized occupancy and expense levels during the prior calendar year of presentation.  The primary financial measure for this business segment is Operating Yield.

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

Net Operating Income for each community is generally equal to that community’s contribution to Funds from Operations (“FFO”), except that interest expense related to indebtedness secured by an individual community and depreciation on non-real estate assets are not included in the community’s NOI although such expenses decrease the Company’s consolidated net income and FFO.

The segments are classified based on the individual community’s status as of the beginning of the given calendar year.  Therefore, each year the composition of communities within each business segment is adjusted.  Accordingly, the amounts between years are not directly comparable.

The accounting policies applicable to the operating segments described above are the same as those described in the summary of significant accounting policies.

	Stable Communities	Developed Communities	Redeveloped Communities	Other	Total

For the three months ended 3/31/01

Segment Results

Total revenue	$105,743	$19,705	$9,436	$20,415	$155,299
Net Operating Income	$78,858	$14,841	$6,300	$12,882	$112,881
Gross real estate	$2,717,372	$542,561	$293,196	$980,309	$4,533,438

Operating Yield	11.6%	10.9%	8.6%

Non-allocated operations

Total revenue	$--	$--	$--	$458	$458
Net Operating Income	$--	$--	$--	$325	$325
Gross real estate	$--	$--	$--	$85,615	$85,615

Total, AvalonBay

Total revenue	$105,743	$19,705	$9,436	$20,873	$155,757
Net Operating Income	$78,858	$14,841	$6,300	$13,207	$113,206
Gross real estate	$2,717,372	$542,561	$293,196	$1,065,924	$4,619,053

For the three months ended 3/31/00

Segment Results

Total revenue	$75,276	$23,866	$8,757	$26,805	$134,704
Net Operating Income	$54,893	$17,936	$5,755	$18,002	$96,586
Gross real estate	$2,146,801	$655,564	$292,655	$912,691	$4,007,711

Operating Yield	10.2%	10.9%	7.9%

Non-allocated operations

Total revenue	$--	$--	$--	$384	$384
Net Operating Income	$--	$--	$--	$306	$306
Gross real estate	$--	$--	$--	$307,550	$307,550

Total, AvalonBay

Total revenue	$75,276	$23,866	$8,757	$27,189	$135,088
Net Operating Income	$54,893	$17,936	$5,755	$18,308	$96,892
Gross real estate	$2,146,801	$655,564	$292,655	$1,220,241	$4,315,261

Operating expenses as reflected on the Condensed Consolidated Statements of Operations and Comprehensive Income include $10,047 and $6,372 for the three months ended March 31, 2001 and 2000, respectively, of property management overhead costs that are not allocated to individual communities.  These costs are not reflected in NOI as shown in the above tables.  The amount reflected for “Communities held for sale” on the Condensed Consolidated Balance Sheets is net of $19,507 and $19,965 of accumulated depreciation as of  March 31, 2001 and December 31, 2000, respectively.

9.         Subsequent Events

On May 11, 2001, the Company published and mailed notice that it will redeem all 4,455,000 outstanding shares of its 9.00% Series F Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”) on June 11, 2001 at a price of $25.00 per share, plus $0.1625 in accrued and unpaid dividends to the redemption date, for an aggregate redemption price of $25.1625 per share of Series F Preferred Stock.

ITEM 2.          MANAGMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q, including the footnotes to the Company’s condensed consolidated financial statements, contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.  You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” and other similar expressions in this Form 10-Q, that predict or indicate future events and trends or that do not relate to historical matters.  In addition, information concerning the following are forward-looking statements:

•           the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;
•           the timing of lease-up and occupancy of apartment communities;
•           the pursuit of land on which we are considering future development;
•           cost, yield and earnings estimates; and
•           the development of management information systems by companies in which we have an investment and our implementation and use of those systems.

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•	we may fail to secure development opportunities due to an inability to reach agreements with third parties or to obtain desired zoning and other local approvals;
•	we may abandon development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital;
•	we may be unsuccessful in managing our current growth in the number of apartment communities and the related growth of our business operations both internally and by companies in which we have an investment;
•	construction costs of a community may exceed our original estimates;
•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest expense, construction costs and reduced rental revenues;
•	occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond our control;
•	financing may not be available on favorable terms or at all, and our cash flow from operations and access to cost effective capital may be insufficient for the development of our pipeline and could limit our pursuit of opportunities;
•	our previous or possible future expansion into new geographic market areas may not produce financial results that are consistent with our historical performance;
•	our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness; and
•	software applications and ancillary services being developed by companies in which we have invested may be unsuccessful in achieving their business plans or unsuccessful in obtaining additional funding, which could lead to a partial or complete loss of the investment in these companies.

You should read our unaudited condensed consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 2000 and the notes included in our annual report on Form 10-K in conjunction with the following discussion.  These forward-looking statements represent our estimates and assumptions only as of the date of this report.  We do not undertake to update these forward-looking statements, and you should not rely upon them after the date of this report.

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

We are a fully-integrated real estate organization with in-house expertise in the following areas:

•           development and redevelopment;
•           construction and reconstruction;
•           leasing and management;
•           acquisition and disposition;
•           financing;
•           marketing; and
•           information technologies.

With our expertise and in-house capabilities, we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in our target markets. Our ability to pursue attractive opportunities, however, may be constrained by capital market conditions that limit the availability of cost effective capital to finance these activities.  Recently, we have limited our acquisition activity as compared to prior years due to these capital constraints, and we expect to direct most of our invested capital to new developments and redevelopments, rather than acquisitions, for the foreseeable future.  See “Liquidity and Capital Resources” and “Future Financing and Capital Needs.”

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

Our real estate investments as of May 1, 2001 consist primarily of current operating apartment communities, communities in various stages of development, and land or land options held for development.  The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following:

             •           Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized operating costs as of the beginning of the prior year.  We determine which of our communities fall into the Established Communities category annually on January 1st of each year and maintain that classification throughout the year.  For the year 2001, the Established Communities were communities that had stabilized operating costs as of January 1, 2000.

             •           Other Stabilized Communities are all other completed communities that have stabilized occupancy and are not conducting or planning redevelopment activities.  We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% occupancy or (ii) the one-year anniversary of completion of development or redevelopment.  For the year 2001, Other Stabilized Communities therefore include communities that were either acquired or achieved stabilization after January 1, 2000 and that were not conducting or planning to start redevelopment activities within the current year.

             •           Lease-Up Communities are communities where construction has been complete for less than one year and where occupancy has not reached 95%.

             •           Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to take place during the current year.  Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5 million or 10% of the community’s acquisition cost.

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

As of March 31, 2001, our communities were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
Northern California	27	7,851
Southern California	11	3,112
Mid-Atlantic	18	5,297
Northeast	20	5,416
Midwest	6	1,591
Pacific Northwest	2	486
Total Estabilshed	84	23,753

Other Stabilized Communities:
Northern California	3	1,038
Southern California	5	1,663
Mid-Atlantic	2	615
Northeast	15	4,620
Midwest	3	1,033
Pacific Northwest	10	3,147
Total Other Stabilized	38	12,116

Lease-Up Communities	--	--

Redevelopment Communities	4	2,211
Total Current Communities	126	38,080
Development Communities	13	3,692
Development Rights	34	9,639

There were no changes to our community portfolios during the month of April.  Of the Current Communities as of May 1, 2001, we owned:

•           a fee simple, or absolute, ownership interest in 102 operating communities, one of which is on land subject to a 149 year land lease;
•           a general partnership interest in four partnerships that each own a fee simple interest in an operating community;
•           a general partnership interest in four partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 18 communities;
•           a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community; and
•           a membership interest in a limited liability company that holds a fee simple interest in one Redevelopment Community.

We also hold a fee simple ownership interest in twelve of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community.

In each of the four partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest.  For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner.  Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests approximate the current AvalonBay common stock dividend amount.  Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement.  The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption.  In lieu of cash, we may elect to acquire any unit presented for redemption for one share of our common stock.  As of March 31, 2001, there were 671,083 units outstanding.  The DownREIT partnerships are consolidated for financial reporting purposes.

At March 31, 2001, we had positioned our portfolio of Stabilized Communities, excluding communities owned by unconsolidated joint ventures, to an average physical occupancy level of 97.0%.  Our strategy is to maximize total rental revenue through management of rental rates and occupancy levels. Our strategy of maximizing total rental revenue could lead to lower occupancy levels.  Given the current high occupancy level of our portfolio, we believe that any rental revenue and net income gains from our Established Communities would be achieved primarily through higher rental rates and the lower average operating costs per apartment home that result from economies of scale due to national and regional growth of our portfolio.

We elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and we have not revoked that election.  We were incorporated under the laws of the State of California in 1978, and we were reincorporated in the State of Maryland in July 1995.  Our principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia, 22314, and our telephone number at that location is (703) 329-6300.  We also maintain regional offices and administrative or specialty offices in or near the following cities:

•           San Jose, California;
•           Wilton, Connecticut;
•           Boston, Massachusetts;
•           Chicago, Illinois;
•           Iselin, New Jersey;
•           Minneapolis, Minnesota;
•           Newport Beach, California;
•           New York, New York; and
•           Seattle, Washington.

Recent Developments

Sales of Existing Communities. We seek to increase our geographical concentration in selected high barrier-to-entry markets where we believe we can:

•           apply sufficient market and management presence to enhance revenue growth;
•           reduce operating expenses; and
•           leverage management talent.

To effect this increased concentration, we are selling assets in certain submarkets and intend to redeploy the proceeds from those sales to develop and redevelop communities currently under construction or reconstruction.  Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility.  On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a like-kind exchange transaction.  Accordingly, we sold one community containing 226 apartment homes in connection with our capital redeployment strategy during the three months ended March 31, 2001.  Net proceeds from this sale totaled approximately $14,500,000.  We intend to dispose of additional assets as described more fully under “Future Financing and Capital Needs.”

Development, Redevelopment and Acquisition Activities.  During the three months ended March 31, 2001, we completed the development of one community, Avalon Estates, for a total investment of $20,500,000.  This community, which is located in Hull, Massachusetts, contains 162 apartment homes.

We also acquired three communities in the Seattle, Washington area (Avalon Wynhaven, Avalon Brandemoor, and Avalon WildWood) for a total acquisition price of $129,300,000.  These communities, which contain an aggregate of 995 apartment homes, were purchased pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated party.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with expectations.  See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

In February 2001, we announced the departure of a senior executive.  As a result of this departure, we recorded a charge of approximately $2,500,000 during the first quarter of 2001.

Results of Operations and Funds From Operations

A comparison of our operating results for the three months ended March 31, 2001 and March 31, 2000 follows (dollars in thousands):

	For the three months ended
	3-31-01	3-31-00	$ Change	% Change

Revenue:
Rental income	$155,329	$134,785	$20,544	15.2%
Management fees	331	248	83	33.5%
Other income	97	55	42	76.4%
Total revenue	155,757	135,088	20,669	15.3%
Expenses:
Operating expenses, excluding property taxes	39,800	33,338	6,462	19.4%
Property taxes	12,798	11,230	1,568	14.0%
Total operating expenses	52,598	44,568	8,030	18.0%
Net Operating Income	103,159	90,520	12,639	14.0%

Interest expense	23,124	20,067	3,057	15.2%
Depreciation expense	31,129	29,419	1,710	5.8%
General and administrative	3,805	2,947	858	29.1%
Total other expenses	58,058	52,433	5,625	10.7%
Equity in income of unconsolidated joint ventures	106	694	(588)	-84.7%
Interest income	1,816	1,020	796	78.0%
Minority interest of unitholders in consolidated partnerships	(325)	(539)	214	-39.7%
Income before gain on sale of communities	46,698	39,262	7,436	18.9%
Gain on sale of communities	4,901	7,910	(3,009)	-38.0%
Net income	51,599	47,172	4,427	9.4%
Preferred dividends	(9,945)	(9,945)	--	0.0%
Net income available to common stockholders	$41,654	$37,227	$4,427	11.9%

Net income available to common stockholders increased $4,427,000 (11.9%) to $41,654,000 for the three months ended March 31, 2001 compared to $37,227,000 for the preceding year.  Excluding separation costs and gain on sale of communities, net income available to common stockholders increased by $9,929,000 for the three months ended March 31, 2001 compared to the same period of the preceding year.  The increase in net income, as adjusted, for the three months ended March 31, 2001 is primarily attributable to additional operating income from newly developed and redeveloped communities as well as growth in operating income from Established Communities.

As discussed in “Recent Developments – Sales of Existing Communities” and “Future Financing and Capital Needs,” we funded a portion of our development and redevelopment activities through the sale of assets which do not meet our long-term strategic objectives.  The short-term effect of a sale of a community is that net operating income will be negatively impacted because that community’s contribution to net operating income has been eliminated and the development or redevelopment community in which the proceeds from the sale are being invested is not yet complete.  Interest expense will also decrease as the proceeds from the sale of communities are initially used to repay amounts outstanding on our unsecured credit facility.  The historical effect of this strategy has been that net operating income attributable to newly developed and redeveloped communities is higher than net operating income of assets identified for sale.

The increase in net operating income of $12,639,000 for the three months ended March 31, 2001 as compared to 2000 is attributable to:

•           an increase of $7,837,000 related to communities where development activities, redevelopment activities or acquisitions were completed subsequent to January 1, 2000;
•           an increase of $9,551,000 related to Established Communities;
•           a decrease of $2,649,000 related to communities sold subsequent to January 1, 2000;
•           an increase of $393,000 related to all other communities; and
•           a decrease of $2,493,000 related to separation costs.

Depreciation expense is impacted by the timing of asset sales, acquisitions and completion of development or redevelopment activities.  Gain on sale of communities is impacted by the number of assets sold in a given period, the carrying value of those assets, and the local market conditions in which the individual assets are located.

Rental income increased ($20,544,000 or 15.2%) primarily due to an increase in the weighted average monthly rental income per occupied apartment home and an increase in the weighted average number of occupied apartment homes.

Overall Portfolio - The weighted average number of occupied apartment homes increased to 34,217 apartment homes for the three months ended March 31, 2001 from 33,746 apartment homes for the three months ended March 31, 2000 primarily as a result of development, redevelopment and acquisition of new communities offset by the sale of communities during 2000.  For the three months ended March 31, 2001, the weighted average monthly revenue per occupied apartment home increased $183 (13.8%) to $1,511 compared to $1,328 for the same period of the preceding year, which is primarily attributable to increased rental rates from Established Communities. In addition, the development of new apartment communities with higher average rents and the sale of communities with lower average rents favorably impacted average revenue per home.  These newly developed apartment communities were funded in part from the proceeds of communities sold in markets where rental rates are lower.

Established Communities - Rental revenue increases of $11,149,000 (11.8%) are due to market conditions that allowed for higher average rents partially offset by lower economic occupancy levels.  For the three months ended March 31, 2001, weighted average monthly revenue per occupied apartment home increased $169 (12.4%) to $1,531 compared to $1,362 for the same period of the preceding year.  The average economic occupancy decreased from 97.5% for the three months ended March 31, 2000 to 96.9% for the three months ended March 31, 2001.

Management fees increased ($83,000 or 33.5%) primarily due to receipt of fees pursuant to joint venture arrangements.

Operating expenses, excluding property taxes increased  ($6,462,000 or 19.4%) primarily due to the addition of newly developed, redeveloped and acquired apartment homes and separation costs of $2,493,000 due to the departure of a senior executive.  Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

Established Communities - Operating expenses, excluding property taxes increased $1,309,000 (7.7%) to $18,380,000 for the three months ended March 31, 2001 compared to $17,071,000 for the same period of the preceding year.  The increase is primarily the result of higher utilities, insurance, maintenance and redecorating costs.

For the three months ended March 31, economic occupancy decreased in the Northern California region (which accounts for approximately 38.5% of current Established Community rental revenue) from 97.9% in 2000 to 96.7% in 2001 primarily due to softening in certain Northern California sub-markets. We have observed increased volatility in certain Northern California sub-markets over the past two years. Market rental rates increased substantially in 2000, and we believe some reductions in market rental rates will occur in 2001 as market conditions reset to more sustainable levels of growth.

Property taxes increased  ($1,568,000 or 14.0%) primarily due to the addition of newly developed, redeveloped or acquired apartment homes, partially offset by the sale of communities.  Property taxes on Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

Established Communities - Property taxes increased $306,000 (3.7%) to $8,505,000 for the three months ended March 31, 2001 compared to $8,199,000 for the same period of the preceding year.  The increase is primarily due to higher assessments throughout all regions.

Interest expense increased ($3,057,000 or 15.2%) primarily due to the issuance of $350,000,000 of unsecured notes during the second half of 2000.  This reflects our strategy to mitigate the risk of floating rate debt by repaying floating rate debt under the unsecured credit facility (with relatively lower current interest rates) with longer dated fixed rate unsecured debt that has a higher current interest rate.

Depreciation expense increased ($1,710,000 or 5.8%) due to the addition of newly developed, redeveloped and acquired apartment homes, partially offset by the sale of communities.

General and administrative increased ($858,000 or 29.1%) primarily due to an increase in consulting fees as well as compensation expense for a senior officer whose salary was expensed in the current period but capitalized a year ago while he served the company in a different capacity.

Equity in income of unconsolidated joint ventures decreased ($588,000 or 84.7%). The decrease is primarily attributable to a valuation allowance of $310,000 recorded for an investment in a technology company accounted for under the cost method, as well as our pro rata share of losses from a technology investment accounted for under the equity method.

Interest income increased (796,000 or 78.0%) due to an increase in average cash balances invested.

Gain on sale of communities of $4,901,000 for the three months ended March 31, 2001 was attributable to the sale of one community.

Funds from Operations

We consider Funds from Operations, or FFO, to be an appropriate measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures.  We believe that to understand our operating results, FFO should be examined with net income as presented in the Condensed Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report.  FFO is determined based on a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® (NAREIT), and is defined as:

•           net income or loss computed in accordance with generally accepted accounting principles (GAAP), except that excluded from net income or loss are gains or losses on sales of property and extraordinary (as defined by GAAP) gains or losses on debt restructuring;

•           plus depreciation of real estate assets; and

•           after adjustments for unconsolidated partnerships and joint ventures.

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

For the three months ended March 31, 2001, FFO increased to $67,699,000 from $58,614,000 for the comparable period of the preceding year.  This increase is primarily due to the completion of new development and redevelopment communities as well as growth in earnings from Established Communities.

	For the three months ended (Dollars in thousands)
	3-31-01	3-31-00

Net income	$51,599	$47,172
Preferred dividends	(9,945)	(9,945)
Depreciation - real estate assets	30,294	28,594
Joint venture adjustments	261	194
Minority interest expense	391	509
Gain on sale of communities	(4,901)	(7,910)
Funds from Operations	$67,699	$58,614
Net cash provided by operating activities	$64,067	$(61,029)
Net cash used in investing activities	$(66,765)	$(45,518)
Net cash provided by (used in) financing activities	$3,115	$(15,056)

Capitalization of Fixed Assets and Community Improvements

Our policy with respect to capital expenditures is generally to capitalize only non-recurring expenditures.  We capitalize improvements and upgrades only if the item:

•           exceeds $15,000;
•           extends the useful life of the asset; and
•           is not related to making an apartment home ready for the next resident.

Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include the following:

•           carpet and appliance replacements;
•           floor coverings;
•           interior painting; and
•           other redecorating costs.

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500.  We generally expense purchases of personal property made for replacement purposes.  The application of these policies for the three months ended March 31, 2001 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $16 per apartment home.  For Stabilized Communities, we charged $275 per apartment home to maintenance expense for the three months ended March 31, 2001, including carpet and appliance replacements.  We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases.

Liquidity and Capital Resources

Liquidity.  The primary source of liquidity is our cash flows from operations.  Operating cash flows have historically been determined by:

•           the number of apartment homes;
•           rental rates;
•           occupancy levels; and
•           our expenses with respect to these apartment homes.

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

Cash and cash equivalents increased $417,000 to $57,651,000 for the three months ended March 31, 2001 compared to an increase in cash and cash equivalents of $455,000 to $8,076,000 for the three months ended March 31, 2000.

Net cash provided by operating activities totaled $64,067,000 for the three months ended March 31, 2001, an increase of $3,038,000 provided over the same period of 2000. The increase was primarily attributable to additional operating income from newly developed and redeveloped communities as well as growth in operating income from Established Communities.

Net cash used in investing activities totaled $66,765,000 for the three months ended March 31, 2001, an increase of $21,247,000 used over the same period of 2000.  This increase in expenditures reflects an increase in development, redevelopment and acquisition activity offset by a decrease in proceeds from the sale of communities.

Net cash provided by financing activities totaled $3,115,000 for the three months ended March 31, 2001, an increase of $18,171,000 over the same period of 2000.  The increase is primarily due to the issuance of secured notes payable offset by a decrease in the borrowings under our credit facility.

We regularly review our short and long-term liquidity needs and the adequacy of Funds from Operations, as defined above, and other expected liquidity sources to meet these needs.  We believe our principal short–term liquidity needs are to fund:

•	normal recurring operating expenses;
•	debt service payments;
•	the distributions required with respect to preferred stock;
•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986; and
•	development and redevelopment activity in which we are currently engaged.

We anticipate that we can fully satisfy these needs from a combination of cash flows provided by operating activities and capacity under the unsecured credit facility.

We believe our principal long-term liquidity needs are the reduction of medium and long-term debt.  We anticipate that no significant portion of the principal of any indebtedness will be repaid prior to maturity.  If we do not have funds on hand sufficient to repay our indebtedness, it will be necessary for us to refinance this debt.  This refinancing may be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings.  We also anticipate having significant retained cash flow in each year so that when a debt obligation matures, some or all of each maturity can be satisfied from this retained cash.  Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

Capital Resources. We intend to match the long-term nature of our real estate assets with long-term cost effective capital to the extent permitted by prevailing market conditions.  We follow a focused strategy to help facilitate uninterrupted access to capital.  This strategy includes:

•	hiring, training and retaining associates with a strong resident service focus, which should lead to higher rents, lower turnover and reduced operating costs;
•	managing, acquiring and developing upscale communities in dense locations where the availability of zoned and entitled land is limited to provide consistent, sustained earnings growth;
•	operating in markets with growing demand, as measured by household formation and job growth, and high barriers-to-entry. We believe these characteristics generally combine to provide a favorable demand-supply balance, which we believe will create a favorable environment for future rental rate growth while protecting existing and new communities from new supply. We expect this strategy to result in a high level of quality to the revenue stream;
•	maintaining a conservative capital structure, largely comprised of equity, and with modest, cost-effective leverage. We generally avoid secured debt except in order to obtain low cost, tax-exempt debt. We believe that such a structure should promote an environment whereby current credit ratings levels can be maintained;
•	following accounting practices that provide a high level of quality to reported earnings; and
•	providing timely, accurate and detailed disclosures to the investment community.

We believe these strategies provide a disciplined approach to capital access to help position AvalonBay to fund portfolio growth.

Capital markets conditions over the past several years have limited our access to cost-effective capital.  See “Future Financing and Capital Needs” for a discussion of our response to the current capital markets environment.

Variable Rate Unsecured Facility

Our unsecured revolving credit facility is furnished by a consortium of banks and provides $600,000,000 in short-term credit.  We pay these banks an annual facility fee of $900,000 in equal quarterly installments. The unsecured credit facility bears interest at varying levels tied to the London Interbank Offered Rate (LIBOR) based on ratings levels achieved on our unsecured notes and on a maturity selected by us.  The current stated pricing is LIBOR plus 0.60% per annum.  A competitive bid option is available for borrowings of up to $400,000,000.  This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility.  The competitive bid option may result in lower pricing if market conditions allow.  Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.50% for balances most recently placed under the competitive bid option.  At May 1, 2001, $42,000,000 was outstanding, $82,203,000 was used to provide letters of credit and $475,797,000 was available for borrowing under the unsecured credit facility.  The unsecured credit facility matures in July 2001, and the company is currently in the process of negotiating a new facility which it believes will be in place prior to the maturity date of the existing facility.  In addition, the Company expects the new facility will have substantially the same terms and conditions as the existing facility.  We intend to use borrowings under the unsecured credit facility for:

•           capital expenditures;
•           construction, development, reconstruction and redevelopment costs;
•           acquisitions;
•           credit enhancement for tax-exempt bonds; and
•           working capital purposes.

Interest Rate Protection Agreements

We are not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on approximately $168 million of our variable rate tax-exempt indebtedness.  We intend, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate, and we have engaged a consultant to assist in managing our interest rate risks and exposure.

Future Financing and Capital Needs

As of March 31, 2001, we had 14 new communities under construction either by us or by an unaffiliated third parties with whom we have entered into forward purchase commitments.  As of March 31, 2001, a total estimated cost of $455,642,000 remained to be invested in these communities.  In addition, we had four other communities under reconstruction, for which an estimated $30,690,000 remained to be invested as of March 31, 2001.

Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction will be funded from:

•           the remaining capacity under our current $600,000,000 unsecured credit facility and an anticipated substitute facility;
•           the net proceeds from sales of existing communities;
•           retained operating cash; and/or
•           the issuance of debt or equity securities.

We expect to continue to fund deferred development costs related to future developments from retained operating cash and borrowings under the unsecured credit facility.  We believe these sources of capital will be adequate to take the proposed communities to the point in the development cycle where construction can begin.

We have observed and been impacted by a reduction in the availability of cost effective capital since the third quarter of 1998.  While the capital market environment has improved, we cannot assure you that cost effective capital will be available to meet future expenditures required to begin planned reconstruction activity or the construction of the Development Rights.  Before planned reconstruction activity or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing.  In the event that financing cannot be obtained, we may have to abandon Development Rights, writeoff associated pursuit costs and/or forego reconstruction activity.   In such instances, we will not realize the increased revenues and earnings that we expected from such pursuits, and the related write-off of costs will increase current period expenses.

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

To increase our concentration of communities in selected high barrier-to-entry markets, we are selling assets which do not meet our long-term strategic objectives and redeploying the proceeds.  Under our disposition program, we solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal.   We intend to actively seek buyers for communities held for sale.  However, we cannot assure you that these assets can be sold on terms that we consider satisfactory.

The assets that we have identified for disposition include land, buildings and improvements and furniture, fixtures and equipment.  Total real estate, net of accumulated depreciation, of all communities identified for sale at March 31, 2001 totaled $185,493,000.  Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid from our net sales proceeds.  Our Consolidated Statements of Operations and Other Comprehensive Income include net income from these communities of $4,044,000 and $2,839,000 for the three months ended March 31, 2001 and 2000, respectively.

Because the proceeds from the sale of communities are used initially to reduce borrowings under our unsecured credit facility, the immediate effect of a sale of a community is to have a negative effect on earnings.  This is because the yield on a community that is sold exceeds the interest rate on the borrowings that are repaid from such net proceeds.  Therefore, changes in the number and timing of dispositions, and the redeployment of the resulting net proceeds, may have a material and adverse effect on our earnings.

We are a member of Constellation Real Technologies LLC, an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities. Our capital commitment to Constellation Real Technologies is $4.0 million. Although we have made no capital contributions to date, we expect to contribute approximately $910,000 by the end of May 2001.

Debt Maturities

The table on the following page details debt maturities for the next five years, excluding the unsecured credit facility:

	(Dollars in thousands)
Community	All-In interest rate(1)	Principal Maturity date	Balance Outstanding		Scheduled Maturities
			12-31-00	3-31-01	2001	2002	2003	2004	2005	Thereafter
Tax-Exempt Bonds
Fixed Rate
Avalon at Foxchase I	5.88%	Nov-2007	$16,800	$16,800	$--	$--	$--	$--	$--	$16,800
Avalon at Foxchase II	5.88%	Nov-2007	9,600	9,600	--	--	--	--	--	9,600
Fairway Glen	5.88%	Nov-2007	9,580	9,580	--	--	--	--	--	9,580
CountryBrook	7.87%	Mar-2012	18,934	18,847	270	386	417	451	488	16,835
Waterford	5.88%	Aug-2014	33,100	33,100	--	--	--	--	--	33,100
Avalon at Mountain View	5.88%	Mar-2017	18,300	18,300	--	--	--	--	--	18,300
Avalon at Dulles	7.04%	Jul-2024	12,360	12,360	--	--	--	--	--	12,360
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780	--	--	--	--	--	9,780
Avalon View	7.55%	Aug-2024	18,465	18,380	265	373	397	425	455	16,465
Avalon at Lexington	6.56%	Feb-2025	14,347	14,279	203	288	307	326	347	12,808
Avalon Oaks	7.45%	Feb-2041	--	17,533	71	90	97	104	111	17,060
Avalon at Nob Hill	5.80%	Jun-2025	20,013	19,947	202	288	308	331	355	18,463
Avalon at Mission Viejo	5.50%	Jun-2025	7,354	7,330	74	105	112	121	129	6,789
Avalon Campbell	6.48%	Jun-2025	36,981	36,836	449	637	684	733	786	33,547
Avalon Pacifica	6.48%	Jun-2025	16,775	16,709	204	289	310	332	356	15,218
Crossbrook	6.48%	Jun-2025	8,156	--(2)	--	--	--	--	--	--
Avalon Knoll	6.95%	Jun-2026	13,393	13,344	151	214	230	246	263	12,240
Avalon Landing	6.85%	Jun-2026	6,626	6,601	76	108	116	124	132	6,045
Avalon Fields	7.05%	May-2027	11,609	11,572	120	169	180	193	207	10,703
Avalon West	7.73%	Dec-2036	8,579	8,565	43	61	65	70	75	8,251
			290,752	299,463	2,128	3,008	3,223	3,456	3,704	283,944
Variable Rate
Avalon Devonshire		Dec-2025	27,305	27,305	--	--	--	--	--	27,305
Avalon at Fairway Hills I		Jun-2026	11,500	11,500	--	--	--	--	--	11,500
Avalon at Laguna Niguel		Mar-2009	10,400	10,400	--	--	--	--	--	10,400
Avalon Greenbriar		May-2026	18,755	18,755	--	--	--	--	--	18,755
			67,960	67,960	--	--	--	--	--	67,960
Conventional Loans:
Fixed Rate
$100 Million unsecured notes	7.375%	Sep-2002	100,000	100,000	--	100,000	--	--	--	--
$50 Million unsecured notes	6.25%	Jan-2003	50,000	50,000	--	--	50,000	--	--	--
$100 Million unsecured notes	6.50%	Jul-2003	100,000	100,000	--	--	100,000	--	--	--
$125 Million medium-term notes	6.58%	Feb-2004	125,000	125,000	--	--	--	125,000	--	--
$100 Million unsecured notes	6.625%	Jan-2005	100,000	100,000	--	--	--	--	100,000	--
$50 Million unsecured notes	6.50%	Jan-2005	50,000	50,000	--	--	--	--	50,000	--
$150 Million unsecured notes	6.80%	Jul-2006	150,000	150,000	--	--	--	--	--	150,000
$110 Million unsecured notes	6.875%	Dec-2007	110,000	110,000	--	--	--	--	--	110,000
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000	--	--	--	--	--	50,000
$150 Million medium-term notes	8.25%	Jul-2008	150,000	150,000	--	--	--	--	--	150,000
$150 Million medium-term notes	7.50%	Aug-2009	150,000	150,000	--	--	--	--	--	150,000
$200 Million medium-term notes	7.50%	Dec-2010	200,000	200,000	--	--	--	--	--	200,000
Avalon Redmond Place	7.31%	May-2001	11,042	10,982	10,982	--	--	--	--	--
Avalon at Pruneyard	7.25%	May-2004	12,870	12,870	--	--	--	12,870	--	--
Avalon Walk II	8.93%	Aug-2004	12,300	12,233	197	288	315	11,433	--	--
			1,371,212	1,371,085	11,179	100,288	150,315	149,303	150,000	810,000
Variable Rate
Avalon on the Sound	7.45%	2002	--	33,636		33,636	--	--	--	--
Total indebtedness - excluding unsecured credit facility			$1,729,924	$1,772,144	$13,307	$136,932	$153,538	$152,759	$153,704	$1,161,904

(1)              Includes credit enhancement fees, facility fees, trustees, etc.
(2)              The remaining loan balance was repaid in connection with the disposition of the property during 2001.

Announced Redemption of Preferred Stock

On May 11, 2001, the Company published and mailed notice that it will redeem all 4,455,000 outstanding shares of its 9.00% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock") on June 11, 2001 at a price of $25.00 per share, plus $0.1625 in accrued and unpaid dividends to the redemption date, for an aggregate redemption price of $25.1625 per share of Series F Preferred Stock. The aggregate redemption price for the Series F Preferred Stock does not exceed the aggregate amount of sale proceeds of other capital stock issued since the date of issuance of the Series F Preferred Stock. The Company expects that to the extent cash balances on June 11, 2001 are less than the aggregate redemption price of the Series F Preferred Stock the Company will increase its borrowings under its unsecured credit facility."

Inflation

Substantially all of our leases are for a term of one year or less.  This may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short–term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term without penalty.  We believe that short-term leases, combined with relatively consistent demand, results in rents and cash flow which provide an attractive inflation hedge.

Natural Disasters

Many of our West Coast communities are located in the general vicinity of active earthquake faults.  In July 1998, we obtained a seismic risk analysis from an engineering firm which estimated the probable maximum loss (PML) for each of the 60 West Coast communities that we owned at that time and for each of the five West Coast communities under development at that time.  To establish a PML, the engineers define a severe earthquake event for the applicable geographic area.  The PML is the building damage and business interruption loss that is estimated to have only a 10% probability of being exceeded in a fifty year period in the event of such an earthquake.  Because a significant number of our communities are located in the San Francisco Bay Area, the engineers' analysis assumed an earthquake on the Hayward Fault with a Richter Scale magnitude of 7.1.  Based on this earthquake scenario, the engineers determined the PML at that time to be $113 million for the 60 West Coast communities that we owned at that time and the five West Coast communities then under development.  The actual aggregate PML could be higher or lower as a result of variations in soil classifications and structural vulnerabilities.  For each community, the engineers' analysis calculated an individual PML as a percentage of the community's replacement cost and projected revenues.  We cannot assure you that:

•           an earthquake would not cause damage or losses greater than the PML assessments indicate;
•           future PML levels will not be higher than the current PML levels described above for our communities located on the West Coast; or
•           acquisitions or developments after July 1998 will not have PML assessments indicating the possibility of greater damage or losses than currently indicated.

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

Development Communities

As of March 31, 2001, we had 13 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 3,692 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $737.6 million.  Statements regarding the future development or performance of the Development Communities are forward-looking statements.  We cannot assure you that:

•           we will complete the Development Communities;
•           our budgeted costs or estimates of occupancy rates will be realized;
•           our schedule of leasing start dates or construction completion dates will be achieved; or
•           future developments will realize returns comparable to our past developments.

You should carefully review the discussion under “Risks of Development and Redevelopment” below.

We hold a fee simple ownership interest in 12 of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community.  The following table presents a summary of the Development Communities:

		Number of	Budgeted			Estimated	Estimated
		apartment	cost (1)	Construction	Initial	completion	stabilization
		homes	($ millions)	start	occupancy (2)	date	date (3)

1.	Avalon at Florham Park
	Florham Park, NJ	270	$41.0	Q2 1999	Q1 2000	Q2 2001	Q3 2001
2.	Avalon at Edgewater
	Edgewater, NJ	408	$75.6	Q3 1999	Q3 2001	Q2 2002	Q4 2002
3.	Avalon Bellevue
	Bellevue, WA	202	$29.9	Q4 1999	Q1 2001	Q2 2001	Q3 2001
4.	Avalon at Arlington Square I
	Arlington, VA	510	$69.9	Q4 1999	Q4 2000	Q4 2001	Q3 2002
5.	Avalon on the Sound (4)
	New Rochelle, NY	412	$92.1	Q4 1999	Q2 2001	Q4 2001	Q3 2002
6.	Avalon at Freehold
	Freehold, NJ	296	$33.1	Q2 2000	Q2 2001	Q4 2001	Q2 2002
7.	Avalon Harbor
	Stamford, CT	323	$60.7	Q3 2000	Q1 2002	Q4 2002	Q2 2003
8.	Avalon Belltown
	Seattle, WA	100	$19.2	Q3 2000	Q4 2001	Q1 2002	Q3 2002
9.	Avalon Towers on the Peninsula
	Mountain View, CA	211	$65.9	Q3 2000	Q1 2002	Q2 2002	Q4 2002
10.	Avalon at Cahill Park
	San Jose, CA	218	$50.5	Q4 2000	Q2 2002	Q3 2002	Q1 2003
11.	Avalon Riverview I
	Long Island City, NY	372	$102.5	Q4 2000	Q2 2002	Q4 2002	Q2 2003
12.	Avalon at Mission Bay North
	San Francisco, CA	250	$79.5	Q1 2001	Q4 2002	Q1 2003	Q3 2003
13.	Avalon Oaks West
	Wilmington, MA	120	$17.7	Q1 2001	Q1 2002	Q2 2002	Q4 2002

	Total	3,692	$737.6

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

Redevelopment Communities

As of March 31, 2001 we had four communities under redevelopment.  We expect the total budgeted cost to complete these Redevelopment Communities, including the cost of acquisition and redevelopment, to be approximately $324.6 million, of which approximately $73.5 million is the additional capital invested or expected to be invested above the original purchase cost.  Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements.  We have found that the cost to redevelop an existing apartment community is more difficult to budget than the cost to develop a new community.  Accordingly, we expect that actual costs may vary over a wider range than for a new development community.  We cannot assure you that we will meet our schedules for redevelopment completion, or that we will meet our budgeted costs, either individually or in the aggregate.  See the discussion under “Risks of Development and Redevelopment” below.

The following presents a summary of Redevelopment Communities:

			Budgeted Cost
		Number of	($ millions)				Estimated
		apartment	Acquisition	Total	Reconstruction	Reconstruction	restabilized
		homes	cost	cost (1)	start	completion (2)	operations (3)

1.	Avalon at Cortez Hill
	San Diego, CA	294	$24.4	$33.8	Q1 2000	Q2 2001	Q3 2001
2.	Avalon at Media Center
	Burbank, CA	748	$55.3	$75.3	Q1 2000	Q1 2002	Q2 2002
3.	Avalon at Prudential Center
	Boston, MA	781	$133.9	$154.5	Q4 2000	Q4 2002	Q2 2003
4.	Avalon Terrace
	Stamford, CT	388	$37.5	$61.0	Q4 2000	Q3 2002	Q1 2003

	Total	2,211	$251.1	$324.6

(1)  Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community,including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits,professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(2)  Reconstruction completion dates are estimates.

(3)  Restabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of reconstruction.

Development Rights

As of March 31, 2001, we are considering the development of 34 new apartment communities.  These Development Rights range from land owned or under contract for which design and architectural planning has just begun to land under contract or owned by us with completed site plans and drawings where construction can begin almost immediately. We estimate that the successful completion of all of these communities would ultimately add 9,639 upscale apartment homes to our portfolio.  At March 31, 2001, the cumulative capitalized costs incurred in pursuit of the 34 Development Rights, including the cost of land acquired in connection with eight of the Development Rights, was approximately $90.1 million, of which $68.8 million was land.  Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

We generally hold Development Rights through options to acquire land.  The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made are business judgments that we make after we perform financial, demographic and other analysis. Finally, we currently intend to limit the percentage of debt used to finance new developments in order to maintain our general historical practice with respect to the proportion of debt in our capital structure.  Therefore, other financing alternatives may be required to finance the development of those Development Rights scheduled to start construction after April 1, 2001.  Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of our FFO.

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

•           we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or

•           if we undertake construction of any particular community, that we will complete construction at the total budgeted cost assumed in the financial projections below.

The following presents a summary of the 34 Development Rights we are currently pursuing:

				Total
			Estimated	budgeted
			number	costs
	Location		of homes	($ millions)

1.	Washington, D.C.	(1)	209	$43
2.	Lawrence, NJ		312	43
3.	Weymouth, MA		304	38
4.	New Canaan, CT	(1) (2)	104	29
5.	Marlborough, MA		156	21
6.	Seattle, WA		154	50
7.	Westborough, MA		280	35
8.	Darien, CT	(1)	189	38
9.	North Bethesda, MD		386	46
10.	Arlington II, VA	(1)	332	43
11.	Wilton, CT		113	23
12.	Andover, MA		140	21
13.	Newton, MA		294	54
14.	Oakland, CA	(1)	176	36
15.	Danbury, CT		244	29
16.	Los Angeles, CA	(1)	309	59
17.	Glendale, CA		223	49
18.	San Francisco, CA		303	106
19.	Washington, D.C.	(1)	144	30
20.	Orange, CT	(1)	168	20
21.	Hingham, MA		270	44
22.	Bellevue, WA		330	61
23.	Coram, NY		450	65
24.	North Potomac, MD		520	61
25.	Bedford, MA		128	18
26.	Cohasset, MA		240	38
27.	New Rochelle, NY Phase II and III		588	137
28.	Stratford, CT		160	18
29.	Milford, CT		310	38
30.	Long Island City, NY Phase II and III		539	162
31.	Greenburgh, NY Phase II and III		766	139
32.	Florham Park, NJ		230	46
33.	Hopewell, NJ Phase I		280	40
34.	Hopewell, NJ Phase II		288	43
	Totals		9,639	$1,723

(1)  Company owns land, but construction has not yet begun.

(2)  The land is currently owned by Town Close Associates Limited Partnership in which we are a majority partner.  It is currently anticipated that the land seller will retain a minority limited partner interest.

Risks of Development and Redevelopment

             We intend to continue to pursue the development and redevelopment of apartment home communities.  Our development and redevelopment activities may be exposed to the following industry risks:

•           we may abandon opportunities we have already begun to explore based on further review of, or changes in, financial, demographic, environmental or other factors;
•           we may encounter liquidity constraints, including the unavailability of financing on favorable terms for the development or redevelopment of a community;
•           we may be unable to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations;
•           we may incur construction or reconstruction costs for a community that exceed our original estimates due to increased materials, labor or other expenses, which could make completion or redevelopment of the community uneconomical;
•           occupancy rates and rents at a newly completed or redeveloped community may fluctuate depending on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; and
•           we may be unable to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs.

The occurrence of any of the events described above could adversely affect our ability to achieve our projected yields on communities under development or redevelopment and could affect our payment of distributions to our stockholders.

Construction costs are projected by us based on market conditions prevailing in the community’s market at the time our budgets are prepared and reflect changes to those market conditions that we anticipated at that time.  Although we attempt to anticipate changes in market conditions, we cannot predict with certainty what those changes will be.  Construction costs have been increasing and, for some of our Development Communities, the total construction costs have been or are expected to be higher than the original budget.  Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, including:

•        land and/or property acquisition costs;
•        construction costs or reconstruction costs;
•        real estate taxes;
•        capitalized interest;
•        loan fees;
•        permits;
•        professional fees;
•        allocated development or redevelopment overhead; and
•        other regulatory fees determined in accordance with generally accepted accounting principles.

We believe that, in the aggregate, we will still achieve our projected yield (i.e., return on invested capital) for those communities experiencing costs in excess of the original budget because of increases in prevailing market rents.  We believe that we could experience similar increases in construction costs and market rents with respect to other development communities resulting in total construction costs that exceed original budgets.  Likewise, costs to redevelop communities that have been acquired have, in some cases, exceeded our original estimates and similar increases in costs may be experienced in the future.  We cannot assure that market rents in effect at the time new development communities or redeveloped communities complete lease-up will be sufficient to fully offset the effects of any increased construction or reconstruction costs.

Capitalized Interest

In accordance with generally accepted accounting principles, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy.  Thereafter, the interest allocated to that completed apartment home within the community is expensed.  Capitalized interest totaled $5,597,000 and $3,494,000 for the three months ended March 31, 2001 and 2000, respectively.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

                         There have been no material changes to our exposures to market risk since December 31, 2000.

Part II.            OTHER INFORMATION

Item 1.             Legal Proceedings

We are involved in certain ordinary routine litigation incidental to the conduct of our business.  In addition, as reported in the Company’s Form 10-K for the year ended December 31, 1999,  we are currently involved in litigation with York Hunter Construction, Inc., and National Union Fire Insurance Company. While the outcome of such litigation cannot be predicted with certainty, we do not expect any current litigation, including the litigation with York Hunter and National Union,  to have a material effect on our business or financial condition.

Item 2.             Changes in Securities

During the three months ended March 31, 2001, the Company issued 762 shares of common stock in exchange for units of limited partnership held by a limited partner of Bay Countrybrook, L.P., a DownREIT partnership subsidiary of the Company.  These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company is relying on the exemption based upon factual representations received from the limited partner who received these shares.

Item 3.             Defaults Upon Senior Securities

None

Item 4.             Submission of Matters to a Vote of Security Holders

None

Item 5.             Other Information

At the Company’s 2001 Annual Meeting of Stockholders, held on May 8, 2001, stockholders approved all three proposals set forth in the Company’s proxy statement for such meeting.  Specifically, stockholders:

(i)        elected the nine nominees who were presented for election as directors;

(ii)       approved an amendment to the Company’s 1994 Stock Incentive Plan, as amended and restated; and

(iii)      approved a stockholder proposal relating to the Company’s shareholder rights agreement.

Each matter put forth for a vote of stockholders received the affirmative vote of stockholders holding more than a majority of all outstanding shares of common stock.

Item 6.             Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.      Description

3(i).1   —        Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2   —        Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3   —        Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1 —        Bylaws of the Company, as amended and restated, dated as of July 24, 1998. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 14, 1998.)

3(ii).2  —        Amendment to Bylaws of the Company, dated February 10, 1999.  (Incorporated by reference to Exhibit 3(ii).2 to Form 10-K of the Company filed March 31, 1999.)

3(ii).3  —        Amendment to Bylaws of the Company, dated May 5, 1999.   (Incorporated by reference to Exhibit 3(ii).3 to Form 10-Q of the Company filed on August 16, 1999.)

4.1       —        Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2       —        First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K dated September 18, 1995.)

4.3       —        Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K filed January 26, 1998.)

4.4       —        Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K filed on January 26, 1998.)

4.5       —        Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998.)

4.6       —        First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21, 1998.)

4.7       —        Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8       —        Third Supplemental Indenture, dated as of December 21, 1998 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on December 21, 1998.)

4.9       —        Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note.  (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.10     —        Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999.  (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.11     —        Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999.  (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.12     —        Shareholder Rights Agreement, dated as of March 9, 1998 (the “Rights Agreement”), between the Company and First Union National Bank (as successor to American Stock Transfer and Trust Company) as Rights Agent (including the form of Rights Certificate as Exhibit B). (Incorporated by reference to Exhibit 4.1 to Form 8-A of the Company filed March 11, 1998.)

4.13     —        Amendment No. 1 to the Rights Agreement, dated as of February 28, 2000, between the Company and the Rights Agent.  (Incorporated by reference to Exhibit 4.2 of Form 8-A/A of the Company filed February 28, 2000.)

12.1     —        Statements re: Computation of Ratios.

             (b) Reports on Form 8-K

             None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	May 14, 2001	/s/ Bryce Blair
Bryce Blair
President and Chief Executive Officer

Date:	May 14, 2001	/s/ Thomas J Sargeant
Thomas J. Sargeant
Executive Vice President,
Chief Financial Officer and Treasurer