Form 10-Q
period 2001-06-30
AVALONBAY COMMUNITIES INC
filed 2001-08-14
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes  ☒              No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

68,082,637 shares outstanding as of August 1, 2001

AVALONBAY COMMUNITIES, INC.
INDEX

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6-30-01	12-31-00
	(unaudited)	(audited)

ASSETS
Real estate:
Land	$810,488	$742,863
Buildings and improvements	3,280,822	3,047,560
Furniture, fixtures and equipment	103,422	98,880

	4,194,732	3,889,303
Less accumulated depreciation	(378,623)	(316,045)

Net operating real estate	3,816,109	3,573,258
Construction in progress (including land)	334,761	418,583
Communities held for sale, net	185,785	208,118

Total real estate, net	4,336,655	4,199,959

Cash and cash equivalents	14,169	57,234
Cash in escrow	8,504	16,733
Resident security deposits	20,474	18,281
Investments in unconsolidated real estate joint ventures	13,043	12,215
Deferred financing costs, net	17,342	15,265
Deferred development costs, net	21,721	16,359
Participating mortgage notes	21,483	21,483
Prepaid expenses and other assets	38,053	39,696

Total assets	$4,491,444	$4,397,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured notes	$1,335,000	$1,335,000
Variable rate unsecured credit facility	117,000	--
Mortgage notes payable	436,841	394,924
Dividends payable	50,903	47,572
Payables for construction	29,747	19,997
Accrued expenses and other liabilities	64,279	46,771
Accrued interest payable	33,081	32,829
Resident security deposits	31,176	28,138

Total liabilities	2,098,027	1,905,231

Minority interest of unitholders in consolidated partnerships	49,116	49,501

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; $25 liquidation value; 50,000,000 shares authorized at both June 30, 2001 and December 31, 2000; 13,867,700 and 18,322,700 shares outstanding at June 30, 2001 and December 31, 2000, respectively.	139	183
Common stock, $.01 par value; 140,000,000 shares authorized at both June 30, 2001 and December 31, 2000; 67,912,560 and 67,191,542 shares both issued and outstanding at June 30, 2001 and December 31, 2000, respectively.	679	672
Additional paid-in capital	2,411,206	2,493,033
Deferred compensation	(8,653)	(3,550)
Dividends in excess of accumulated earnings	(52,554)	(47,845)
Accumulated other comprehensive loss	(6,516)	--

Total stockholders' equity	2,344,301	2,442,493

Total liabilities and stockholders' equity	$4,491,444	$4,397,225

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended

	6-30-01	6-30-00	6-30-01	6-30-00

Revenue:
Rental income	$161,932	$139,632	$317,261	$274,417
Management fees	318	252	649	500
Other income	109	74	206	129

Total revenue	162,359	139,958	318,116	275,046

Expenses:
Operating expenses, excluding property taxes	40,831	35,132	80,631	68,470
Property taxes	12,912	11,329	25,710	22,559
Interest expense	25,313	20,363	48,437	40,430
Depreciation expense	32,161	31,209	63,290	60,628
General and administrative	3,743	3,285	7,548	6,232

Total expenses	114,960	101,318	225,616	198,319

Equity in income (loss) of unconsolidated joint ventures	(178)	702	(72)	1,396
Interest income	1,461	948	3,277	1,968
Minority interest in consolidated partnerships	(164)	(475)	(489)	(1,014)

Income before gain on sale of communities	48,518	39,815	95,216	79,077
Gain on sale of communities	--	10,842	4,901	18,752

Net income	48,518	50,657	100,117	97,829
Dividends attributable to preferred stock	(9,387)	(9,945)	(19,332)	(19,890)

Net income available to common stockholders	$39,131	$40,712	$80,785	$77,939

Other comprehensive income:
Unrealized gain (loss) on derivative instruments	1,577	--	(6,516)	--

Other comprehensive income (loss)	1,577	--	(6,516)	--

Comprehensive income	$40,708	$40,712	$74,269	$77,939

Dividends declared per common share	$0.64	$0.56	$1.28	$1.12

Earnings per common share:
Basic	$0.58	$0.62	$1.20	$1.18

Diluted	$0.57	$0.61	$1.18	$1.17

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended

	6-30-01	6-30-00

Cash flows from operating activities:
Net income	$100,117	$97,829
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	63,290	60,628
Amortization of deferred financing costs	1,758	1,437
Amortization of deferred compensation	1,262	1,830
Decrease (increase) in investments in unconsolidated real estate joint ventures	(828)	591
Income allocated to minority interest in consolidated partnerships	489	1,014
Gain on sale of communities	(4,901)	(18,752)
Decrease (increase) in cash in operating escrows	133	(9,501)
Increase in resident security deposits, accrued interest receivable on participating mortgage notes, prepaid expenses and other assets	(5,912)	(7,431)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	16,252	(4,204)

Net cash provided by operating activities	171,660	123,441

Cash flows used in investing activities:
Purchase and development of real estate	(217,744)	(187,941)
Proceeds from sale of communities, net of selling costs	22,677	60,629
Increase in construction payables	9,750	1,025
Decrease (increase) in cash in investing escrows	8,096	(20,773)

Net cash used in investing activities	(177,221)	(147,060)

Cash flows from financing activities:
Issuance of common stock	21,237	16,237
Redemption of preferred stock and related costs	(111,472)	—
Dividends paid	(101,495)	(91,026)
Net borrowings under unsecured credit facility	117,000	92,000
Issuance of secured notes payable	62,605	—
Repayments of notes payable	(20,688)	(6,930)
Payment of deferred financing costs	(3,835)	(66)
Contributions from (distributions to) minority partners	(856)	7,455

Net cash provided by (used in) financing activities	(37,504)	17,670

Net decrease in cash and cash equivalents	(43,065)	(5,949)

Cash and cash equivalents, beginning of period	57,234	7,621

Cash and cash equivalents, end of period	$14,169	$1,672

Cash paid during period for interest, net of amount capitalized	$44,080	$37,768

See accompanying notes to Condensed Consolidated Financial Statements.

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the six months ended June 30, 2001, 762 units of limited partnership, valued at $36, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

During the six months ended June 30, 2000, 119,588 units of limited partnership, valued at $4,772, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.  In addition, the Company issued $30 in limited partnership units as consideration for acquisitions of apartment communities that were pursuant to the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party.

Common and preferred dividends declared but not paid as of June 30, 2001 and 2000 totaled $50,903 and $47,160, respectively.

During the six months ended June 30, 2001, the Company issued 182,077 shares of restricted common stock valued at $8,351.  During the six months ended June 30, 2000, the Company issued 127,576 shares of restricted common stock valued at $3,057.

During the six months ended June 30, 2001, the Company recorded a liability and a corresponding charge to Other Comprehensive Loss of $6,516 to adjust the Company’s Swap Agreements (as defined in footnote 5 of the notes to the Condensed Consolidated Financial Statements) to their fair value.

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

At June 30, 2001, the Company owned or held a direct or indirect ownership interest in 128 operating apartment communities containing 38,552 apartment homes in twelve states and the District of Columbia, of which three communities containing 1,917 apartment homes were under reconstruction.  The Company also owned thirteen communities with 3,680 apartment homes under construction and rights to develop an additional 34 communities that, if developed as expected, will contain an estimated 9,890 apartment homes.

During the three months ended June 30, 2001:

•	The Company completed the development of Avalon Bellevue, a 202 apartment home community located in Bellevue, Washington, and Avalon at Florham Park, a 270 apartment home community located in Florham Park, New Jersey.
•	The Company completed the redevelopment of Avalon at Cortez Hill, a 294 apartment home community located in San Diego, California.
•	The Company commenced development of Avalon Orchards, located in Marlborough, Massachusetts, and Avalon Ledges, located in Weymouth, Massachusetts. These communities are expected to contain an aggregate of 460 apartment homes with a projected combined total investment of approximately $59,400.

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations.  These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

The Company has minority interest investments in five technology companies. The Company accounts for these unconsolidated entities in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  The Company applies the equity method of accounting to its investment in Realeum, Inc., a company involved in the development and deployment of a property management and leasing automation system.  The remaining investments are accounted for under the cost method of accounting.  As of June 30, 2001, the aggregate investment in these five companies was $3,377 net of a $934 valuation allowance for one of these investments.

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

Earnings per Common Share

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”, basic earnings per share for the three and six months ended June 30, 2001 and 2000 is computed by dividing earnings available to common shares by the weighted average number of shares outstanding during the period.  Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The Company’s earnings per common share are determined as follows:

	Three months ended		Six months ended

	6-30-01	6-30-00	6-30-01	6-30-00

Basic and Diluted shares outstanding
Weighted average common shares - basic	67,606,299	66,098,506	67,419,896	65,914,821
Weighted average DownREIT units outstanding	671,083	933,384	670,947	951,339
Effect of dilutive securities	1,192,266	861,628	1,276,419	634,045

Weighted average common shares and DownREIT units - diluted	69,469,648	67,893,518	69,367,262	67,500,205

Calculation of Earnings per Share - Basic
Net income available to common stockholders	$39,131	$40,712	$80,785	$77,939

Weighted average common shares - basic	67,606,299	66,098,506	67,419,896	65,914,821

Earnings per common share - basic	$0.58	$0.62	$1.20	$1.18

Calculation of Earnings per Share - Diluted
Net income available to common stockholders	$39,131	$40,712	$80,785	$77,939
Add: Minority interest of DownREIT unitholders in consolidated partnerships	392	451	783	960

Adjusted net income available to common stockholders	$39,523	$41,163	$81,568	$78,899

Weighted average common shares and DownREIT units - diluted	69,469,648	67,893,518	69,367,262	67,500,205

Earnings per common share - diluted	$0.57	$0.61	$1.18	$1.17

Certain options to purchase shares of common stock in the amounts of 877,043 and 14,500 were outstanding during the three and six months ended June 30, 2001, respectively, and 60,000 and 1,456,074 were outstanding during the three and six months ended June 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period.

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

Reclassifications

Certain reclassifications have been made to amounts in prior periods’ financial statements to conform with current period presentations.

2.  Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $6,522 and $4,163 for the three months ended June 30, 2001 and 2000, respectively, and $12,119 and $7,657 for the six months ended June 30, 2001 and 2000, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s notes payable, unsecured notes and credit facility are summarized as follows:

	6-30-01	12-31-00

Fixed rate unsecured notes	$1,335,000	$1,335,000
Fixed rate mortgage notes payable (conventional and tax-exempt)	324,058	326,964
Variable rate mortgage notes payable (tax-exempt)	67,960	67,960

Total mortgage notes payable and unsecured notes	1,727,018	1,729,924
Variable rate short term note	44,823	--
Variable rate unsecured credit facility	117,000	--

Total mortgage notes payable, unsecured notes and unsecured credit facility	$1,888,841	$1,729,924

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from March 2002 through December 2036.  The weighted average interest rate of the Company’s variable rate notes and unsecured credit facility, including certain financing related fees, was 6.0% at June 30, 2001. The weighted average interest rate of the Company’s fixed rate mortgage notes (conventional and tax-exempt) was 6.7% at June 30, 2001.

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

During May 2001, the Company completed a new unsecured credit facility. The terms of the unsecured credit facility are substantially the same as the Company's previous credit facility, which was due to mature in June 2001. The new facility is a $500,000 variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks.  Under the terms of the facility, the Company has the option of increasing the facility up to $650,000.  The unsecured credit facility bears interest at a spread over the London Interbank Offered Rate (“LIBOR”) based on rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company.  The current stated pricing is LIBOR plus 0.6% per annum (4.5% on June 30, 2001).  In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $400,000.  The Company is subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein.  The existing facility matures in May 2005 after all applicable extensions.

4.  Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the six months ended June 30, 2001:

	Preferred Stock	Common Stock	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Dividends in excess of accumulated earnings	Stockholders' equity

Stockholders' equity, December 31, 2000	$183	$672	$2,493,033	$(3,550)	$--	$(47,845)	$2,442,493

Net income	--	--	--	--	--	100,117	100,117
Other comprehensive income	--	--	--	--	(6,516)	--	(6,516)
Dividends declared to common and preferred stockholders	--	--	--	--	--	(104,826)	(104,826)
Redemption of Preferred Stock Series F	(44)	--	(111,428)	--	--	--	(111,472)
Issuance of Common Stock	--	7	29,601	(6,365)	--	--	23,243
Amortization of deferred compensation	--	--	--	1,262	--	--	1,262

Stockholders' equity, June 30, 2001	$139	$679	$2,411,206	$(8,653)	$(6,516)	$(52,554)	$2,344,301

During the six months ended June 30, 2001, the Company issued 192,981 shares of common stock in connection with stock options exercised, 345,198 shares through the Company’s Dividend Reinvestment and Stock Purchase Plan, 762 shares to acquire DownREIT partnership units from a third party, and 182,077 shares in connection with restricted stock grants to employees.

In June 2001, the Company redeemed all 4,455,000 outstanding shares of its 9.00% Series F Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.1625 in accrued and unpaid dividends, for an aggregate redemption price of $25.1625 per share.

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

The Company has historically used interest rate swap agreements (the “Swap Agreements”) to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds.  The Swap Agreements are not held for trading or other speculative purposes.  The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt.  As of June 30, 2001, the effect of these Swap Agreements is to fix $167,897 of the Company’s tax-exempt debt at a weighted average interest rate of 6.0% with an average maturity of 5 years.  By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk.

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

At January 1, 2001, in accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect adjustment of $6,412 to other comprehensive loss to recognize at fair value all of the derivatives that are designated as cash flow hedging instruments.  Through June 30, 2001, the Company recorded additional unrealized losses to other comprehensive loss of $632 to adjust the Swap Agreements to their fair value. In connection with the sale of a community, a Swap Agreement with a fair value of $528 was transferred to the new owner.  Hedge ineffectiveness for the three and six months ended June 30, 2001 did not have a material impact on earnings and the Company does not anticipate that the losses being reclassified to earnings during the next twelve months will be material.  The Swap Agreements are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.

6.  Investments in Unconsolidated Real Estate Joint Ventures

The Company accounts for investments in unconsolidated real estate entities in accordance with Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures” and APB Opinion No. 18.  The Company applies the equity method of accounting to an investment in an entity if it has the ability to significantly influence that entity.  All other unconsolidated real estate investments are recorded under the cost method of accounting.

At June 30, 2001, the Company’s investments in unconsolidated real estate joint ventures consisted of:

•	a 50% limited liability company membership interest in a limited liability company that owns the Falkland Chase community;
•	a 49% general partnership interest in a partnership that owns the Avalon Run community;
•	a 50% limited liability company membership interest in a limited liability company that owns the Avalon Grove community; and
•	a 50% limited liability company membership interest in a limited liability company that owns the Avalon Terrace community.

The following is a combined summary of the financial position of these joint ventures as of the dates presented:

	(Unaudited)

	6-30-01	12-31-00

Assets:
Real estate, net	$140,525	$132,832
Other assets	6,822	10,400

Total assets	$147,347	$143,232

Liabilities and partners' equity:
Mortgage notes payable	$47,195	$48,400
Other liabilities	9,473	8,656
Partners' equity	90,679	86,176

Total liabilities and partners' equity	$147,347	$143,232

The following is a combined summary of the operating results of these joint ventures for the periods presented:

	Three months ended		Six months ended
	(unaudited)		(unaudited)

	6-30-01	6-30-00	6-30-01	6-30-00

Rental income	$5,909	$5,526	$11,768	$10,789
Other income	11	29	26	8
Operating and other expenses	(1,709)	(1,405)	(3,350)	(2,766)
Mortgage interest expense	(209)	(304)	(411)	(542)
Depreciation expense	(771)	(806)	(1,529)	(1,582)

Net income	$3,231	$3,040	$6,504	$5,907

The Company also holds a 25% limited liability company membership interest in Avalon on the Sound, which is presented on a consolidated basis in the financial statements in accordance with GAAP.

7.   Communities Held for Sale

The Company has a policy of disposing of assets that are not consistent with its long-term strategic direction.  In connection with this strategy, the Company solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal.  In connection with this policy, the Company sold one community during the six months ended June 30, 2001 and three communities during the six months ended June 30, 2000.

Management intends to market additional communities for sale.  However, there can be no assurance that such assets will be sold, or that we will sell the assets on financially advantageous terms.  The assets targeted for sale include land, buildings and improvements and furniture, fixtures and equipment, and are recorded at the lower of cost or fair value less estimated selling costs.  The Company has not determined a need to recognize a write-down in this real estate to arrive at net realizable value, although there can be no assurance that the Company can sell these assets for amounts that equal or exceed its estimates of net realizable value. At June 30, 2001, total real estate, net of accumulated depreciation, held for sale totaled $185,785.  Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income include net income of the communities held for sale at June 30, 2001 of $4,969 and $1,834 for the three months ended June 30, 2001 and 2000, respectively, and $9,013 and $4,673 for the six months ended June 30, 2001 and 2000 respectively.

8.  Segment Reporting

The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and costs as of the beginning of the prior year. These communities are divided into geographic regions. We determine which of our communities fall into the Established Communities category annually on January 1st of each year and maintain that classification throughout the year. For the year 2001, the Established Communities were communities that had stabilized occupancy and costs as of January 1, 2000. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% occupancy or (ii) the one-year anniversary of completion of development or redevelopment.
•	Other Stabilized includes all other completed communities that have stabilized occupancy and communities held for sale.
•	Development/Redevelopment consists of communities that are under construction and have not received a final certificate of occupancy and communities where substantial redevelopment is in progress or is planned to take place during the current year.

The primary financial measure for Established and Other Stabilized Communities is Net Operating Income (“NOI”), which represents total revenue less operating expenses and property taxes.  The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as economic occupancy.  While under lease-up, the primary performance measures for these assets are lease-up pace compared to budget and rent levels compared to budget.

Net Operating Income for each community is generally equal to that community’s contribution to Funds from Operations (“FFO”), except that interest expense related to indebtedness secured by an individual community and depreciation and amortization on non-real estate assets are not included in the community’s NOI although such expenses decrease the Company’s consolidated net income and FFO.

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

(Dollars in thousands)
	Three months ended				Six months ended

	Total revenue	Net operating income	% NOI change from prior year period	Gross real estate	Total revenue	Net operating income	% NOI change from prior year period	Gross real estate

For the three and six months ended 6/30/01

Segment Results

Northern California	$40,601	$31,391	15.5%	$1,214,772	$81,264	$63,602	18.8%	$1,214,772
Southern California	10,487	7,272	9.2%	294,409	20,877	14,749	11.5%	294,409
Northeast	28,459	20,396	8.9%	569,742	56,166	40,367	8.5%	569,742
Mid-Atlantic	20,495	14,637	8.1%	436,545	40,491	29,345	8.2%	436,545
Midwest	5,296	3,322	3.6%	144,457	10,571	6,517	3.0%	144,457
Pacific Northwest	1,730	1,280	4.5%	60,365	3,443	2,576	6.3%	60,365

Total Same Store	107,068	78,298	11.0%	2,720,290	212,812	157,156	12.4%	2,720,290

Other Stabilized	42,421	30,237	27.6%	1,196,690	82,133	58,352	28.4%	1,196,690
Development / Redevelopment	12,870	7,979	32.2%	731,068	23,171	14,212	19.9%	731,068
Non-Allocated	n/a	n/a	n/a	86,829	n/a	n/a	n/a	86,829

Total AvalonBay	$162,359	$116,514	16.2%	$4,734,877	$318,116	$229,720	16.5%	$4,734,877

For the three and six months ended 6/30/00

Segment Results

Northern California	$25,811	$19,665	11.1%	$936,008	$50,858	$38,789	10.3%	$936,008
Southern California	5,744	4,025	11.6%	158,010	11,380	7,981	12.2%	158,010
Northeast	22,865	16,196	6.3%	485,146	45,087	32,133	7.1%	485,146
Mid-Atlantic	16,958	12,057	8.0%	391,889	33,375	24,132	7.9%	391,889
Midwest	5,064	3,207	10.1%	144,096	10,069	6,330	8.0%	144,096
Pacific Northwest	932	719	29.6%	34,382	1,880	1,399	39.7%	34,382

Total Same Store	77,374	55,869	9.2%	2,149,531	152,649	110,764	9.1%	2,149,531

Other Stabilized	48,665	34,669	20.6%	1,359,874	96,061	68,070	27.0%	1,359,874
Development / Redevelopment	13,919	9,765	103.7%	864,662	26,336	18,361	100.7%	864,662
Non-Allocated	n/a	n/a	n/a	33,352	n/a	n/a	n/a	33,352

Total AvalonBay	$139,958	$100,303	18.2%	$4,407,419	$275,046	$197,195	19.4%	$4,407,419

Operating expenses as reflected on the Condensed Consolidated Statements of Operations and Comprehensive Income include $7,898 and $6,806 for the three months ended June 30, 2001 and 2000, respectively, and $17,945 and $13,178 for the six months ended June 30, 2001 and 2000, respectively, of property management overhead costs that are not allocated to individual communities.  These costs are not reflected in NOI as shown in the above tables.  The amount reflected for “Communities held for sale” on the Condensed Consolidated Balance Sheets is net of $19,599 and $19,763 of accumulated depreciation as of June 30, 2001 and December 31, 2000, respectively.

9.          Subsequent Events

On August 1, 2001, the Company sold Avalon Pavilions, a 932 apartment home community located in the Hartford, Connecticut area.  The net proceeds of approximately $81,003 were deposited into an escrow account to facilitate a like-kind exchange transaction.

Subsequent to June 30, 2001, the Company acquired two parcels of land for an aggregate purchase price of $7,831. The Company expects to develop two new communities containing an aggregate of 434 apartment homes on these parcels.

ITEM 2.	MANAGMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q, including the footnotes to our Condensed Consolidated Financial Statements, contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.  You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” and other similar expressions in this Form 10-Q, that predict or indicate future events and trends or that do not report historical matters.  In addition, information concerning the following are forward-looking statements:

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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•	we may fail to secure development opportunities due to an inability to reach agreements with third parties or to obtain desired zoning and other local approvals;
•	we may abandon development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital;
•	construction costs of a community may exceed our original estimates;
•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest expense, construction costs and reduced rental revenues;
•	occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond our control;
•	financing may not be available on favorable terms or at all, and our cash flow from operations and access to cost effective capital may be insufficient for the development of our pipeline and could limit our pursuit of opportunities;
•	our previous or possible future expansion into new geographic market areas may not produce financial results that are consistent with our historical performance;
•	our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;
•	we may be unsuccessful in managing our current growth in the number of apartment communities; and
•	software applications and ancillary services being developed by companies in which we have invested may be unsuccessful in achieving their business plans or unsuccessful in obtaining additional funding, which could lead to a partial or complete loss of the investment in these companies.

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

With our expertise and in-house capabilities, we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in our target markets. Our ability to pursue attractive opportunities, however, may be constrained by capital market conditions that limit the availability of cost effective capital to finance these activities.  We have limited our acquisition activity due to these capital constraints, and we expect to direct most of our invested capital to new developments and redevelopments, rather than acquisitions, for the foreseeable future.  See “Liquidity and Capital Resources” and “Future Financing and Capital Needs.”

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

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development, and land or land options held for development.  The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and costs as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category annually on January 1st of each year and maintain that classification throughout the year. For the year 2001, the Established Communities were communities that had stabilized occupancy and costs as of January 1, 2000. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% occupancy or (ii) the one- year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities are all other completed communities that have stabilized occupancy and are not conducting or planning redevelopment activities. Other Stabilized Communities therefore include communities that were either acquired or achieved stabilization after January 1, 2000 and that were not conducting or planning to start redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to take place during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5 million or 10% of the community’s acquisition cost.

Development Communities are communities that are under construction and for which a final certificate of occupancy has not been received.  These communities may be partially complete and operating.

Development Rights are development opportunities in the early phase of the development process, which are usually represented by one of the following: we have an option to acquire land, we are the buyer under a long-term conditional contract to purchase land, or  we own land for possible future development of a new community.  We capitalize all related pre-development costs incurred in pursuit of these new developments.

As of June 30, 2001, our communities were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
Northern California	27	7,851
Southern California	11	3,112
Mid-Atlantic	18	5,297
Northeast	20	5,416
Midwest	6	1,591
Pacific Northwest	2	486

Total Estabilshed	84	23,753

Other Stabilized Communities:
Northern California	3	1,038
Southern California	6	1,957
Mid-Atlantic	2	615
Northeast	16	4,890
Midwest	3	1,033
Pacific Northwest	10	3,147

Total Other Stabilized	40	12,680

Lease-Up Communities	1	202

Redevelopment Communities	3	1,917

Total Current Communities	128	38,552

Development Communities	13	3,680

Development Rights	34	9,890

We have sold one community since June 30, 2001, Avalon Pavilions, a 932 apartment home community, which brought our total Current Communities as of August 1, 2001 to 127.  Of those Communities, we owned:

•	a fee simple, or absolute, ownership interest in 103 operating communities, one of which is on land subject to a 149 year land lease;
•	a general partnership interest in four partnerships that each own a fee simple interest in an operating community;
•	a general partnership interest in four partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 18 communities;
•	a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community; and
•	a membership interest in a limited liability company that holds a fee simple interest in one Redevelopment Community.

We also hold a fee simple ownership interest in twelve of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community.

In each of the four partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest.  For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner.  Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests approximate the current AvalonBay common stock dividend amount.  Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement.  The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption.  In lieu of cash, we may elect to acquire any unit presented for redemption for one share of our common stock.  As of June 30, 2001, there were 671,083 units outstanding.  The DownREIT partnerships are consolidated for financial reporting purposes.

At June 30, 2001, we had positioned our portfolio of Stabilized Communities, excluding communities owned by unconsolidated joint ventures, to an average physical occupancy level of 97.1%.  Our strategy is to maximize total rental revenue through management of rental rates and occupancy levels. This strategy of maximizing total rental revenue could lead to lower occupancy levels.  We believe that rental revenue and net income gains will be achieved primarily through higher rental rates and lower average operating costs as well as from growth in our portfolio from development and acquisition activities.

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
•            reduce operating expenses; and
•            leverage management talent.

To effect this increased concentration, we are selling assets in certain submarkets and intend to redeploy the proceeds from those sales to develop and redevelop communities currently under construction or reconstruction.  Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility.  On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a like-kind exchange transaction.  Accordingly, on August 1, 2001 we sold one community containing 932 apartment homes for net proceeds of $81,003,000.  We intend to dispose of additional assets as described more fully under “Future Financing and Capital Needs.”

Development and Redevelopment Activities.  During the three months ended June 30, 2001, we completed the development of two communities, Avalon Bellevue (located in Bellevue, Washington) and Avalon at Florham Park (located in Florham Park, New Jersey). These communities, containing an aggregate of 472 apartment homes, were completed for a total investment of $72,200,000.  The Company also completed the redevelopment of Avalon at Cortez Hill, a 294 apartment home high-rise community located in downtown San Diego, California.

The development of two communities in the greater Boston area commenced during the second quarter of 2001, Avalon Orchards (located in Marlborough, Massachusetts) and Avalon Ledges (located in Weymouth, Massachusetts).  When completed, these communities are expected to contain a total of 460 apartment homes with a projected total investment of $59,400,000.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations.  See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Results of Operations and Funds From Operations

A comparison of our operating results for the three and six months ended June 30, 2001 and June 30, 2000 follows (dollars in thousands):

	For the three months ended				For the six months ended

	6-30-01	6-30-00	$ Change	% Change	6-30-01	6-30-00	$ Change	% Change

Revenue:
Rental income	$161,932	$139,632	$22,300	16.0%	$317,261	$274,417	$42,844	15.6%
Management fees	318	252	66	26.2%	649	500	149	29.8%
Other income	109	74	35	47.3%	206	129	77	59.7%

Total revenue	162,359	139,958	22,401	16.0%	318,116	275,046	43,070	15.7%

Expenses:
Operating expenses, excluding property taxes	40,831	35,132	5,699	16.2%	80,631	68,470	12,161	17.8%
Property taxes	12,912	11,329	1,583	14.0%	25,710	22,559	3,151	14.0%

Total operating expenses	53,743	46,461	7,282	15.7%	106,341	91,029	15,312	16.8%

Net Operating Income	108,616	93,497	15,119	16.2%	211,775	184,017	27,758	15.1%

Interest expense	25,313	20,363	4,950	24.3%	48,437	40,430	8,007	19.8%
Depreciation expense	32,161	31,209	952	3.1%	63,290	60,628	2,662	4.4%
General and administrative	3,743	3,285	458	13.9%	7,548	6,232	1,316	21.1%

Total other expenses	61,217	54,857	6,360	11.6%	119,275	107,290	11,985	11.2%

Equity in income of unconsolidated joint ventures	(178)	702	(880)	(125.4)%	(72)	1,396	(1,468)	(105.2)%
Interest income	1,461	948	513	54.1%	3,277	1,968	1,309	66.5%
Minority interest of unitholders in consolidated partnerships	(164)	(475)	311	(65.5)%	(489)	(1,014)	525	(51.8)%

Income before gain on sale of communities	48,518	39,815	8,703	21.9%	95,216	79,077	16,139	20.4%
Gain on sale of communities	-	10,842	(10,842)	(100.0)%	4,901	18,752	(13,851)	(73.9)%

Net income	48,518	50,657	(2,139)	(4.2)%	100,117	97,829	2,288	2.3%
Preferred dividends	(9,387)	(9,945)	558	(5.6)%	(19,332)	(19,890)	558	(2.8)%

Net income available to common stockholders	$39,131	$40,712	$(1,581)	(3.9)%	$80,785	$77,939	$2,846	3.7%

Net income available to common stockholders decreased $1,581,000 (3.9%) to $39,131,000 for the three months ended June 30, 2001 and increased by $2,846,000 (3.7%) to $80,785,000 for the six months ended June 30, 2001 compared to the same periods of 2000.  Excluding separation costs related to the departure of a senior executive and gain on sale of communities, net income available to common stockholders increased by $9,261,000 for the three months ended June 30, 2001 and $19,190,000 for the six months ended June 30, 2001 compared to the same periods of 2000.  These increases in net income, as adjusted, for the three and six months ended June 30, 2001 are primarily attributable to additional operating income from newly developed and redeveloped communities as well as growth in operating income from Established Communities.

As discussed in “Recent Developments – Sales of Existing Communities” and “Future Financing and Capital Needs,” we funded a portion of our development and redevelopment activities through the sale of assets which do not meet our long-term strategic objectives.  The short-term effect of a sale of a community is that net operating income will be negatively impacted because that community’s contribution to net operating income has been eliminated and the development or redevelopment community in which the proceeds from the sale are being invested is not yet complete.  Interest expense will also decrease as the proceeds from the sale of communities are initially used to repay amounts outstanding on our unsecured credit facility.  We believe this strategy will contribute, over time, to increased net operating income because our historical experience has been that net operating income attributable to newly developed and redeveloped communities is higher than net operating income of assets sold or identified for sale.

The increase in net operating income of $27,758,000 for the six months ended June 30, 2001 as compared to the same period of 2000 is attributable to:

•	an increase of $19,761,000 related to communities where development activities, redevelopment activities or acquisitions were completed subsequent to January 1, 2000;
•	an increase of $17,313,000 related to Established Communities;
•	a decrease of $7,203,000 related to communities sold subsequent to January 1, 2000;
•	an increase of $380,000 related to all other communities and overhead costs; and
•	a decrease of $2,493,000 related to executive separation costs.

Depreciation expense is impacted by the timing of asset sales, acquisitions and completion of development or redevelopment activities.  Gain on sale of communities is impacted by the number of assets sold in a given period, the carrying value of those assets, and the local market conditions in which the individual assets are located.

Rental income increased (16.0% for the three months ended and 15.6% for the six months ended June 30, 2001) primarily due to an increase in the weighted average monthly rental income per occupied apartment home and an increase in the weighted average number of occupied apartment homes.

Overall Portfolio - Rental revenue increased $22,300,000 (16.0%) for the three months ended June 30, 2001 compared to same period of 2000.  Rental revenue increased $42,844,000 (15.6%) for the six months ended June 30, 2001 compared to the same period of 2000. The weighted average number of occupied apartment homes increased to 34,698 apartment homes for the six months ended June 30, 2001 from 33,512 apartment homes for the six months ended June 30, 2000 primarily as a result of development, redevelopment and acquisition of new communities offset by the sale of communities and occupancy declines for our portfolio of Established Communities related to softening conditions in certain of our markets.  For the six months ended June 30, 2001, the weighted average monthly revenue per occupied apartment home increased $172 (12.7%) to $1,523 compared to $1,351 for the same period of 2000, which is primarily attributable to increased rental rates.  In addition, the development of new apartment communities with higher average rents and the sale of communities with lower average rents favorably impacted average revenue per home.  These newly developed apartment communities were funded in part from the proceeds of communities sold in markets where rental rates are lower.

Established Communities – Rental revenue increased $9,988,000 (10.3%) for the three months ended June 30, 2001 compared to same period of 2000.  Rental revenue increased $21,138,000 (11.0%) for the six months ended June 30, 2001 compared to the same period of 2000.  The increase for the six months is due to market conditions during the past year that allowed for higher average rents partially offset by lower economic occupancy levels.  For the six months ended June 30, 2001, weighted average monthly revenue per occupied apartment home increased $170 (12.3%) to $1,548 compared to $1,378 for the same period of the preceding year.  The average economic occupancy decreased from 97.7% for the six months ended June 30, 2000 to 96.4% for the six months ended June 30, 2001.

We have observed increased volatility in certain Northern California sub-markets over the past two years, which accounts for approximately 38.2% of current Established Community rental revenue. While market rental rates increased substantially in 2000, we have experienced reductions in market rental rates in 2001 (13.0% from January to June) as market conditions reset to more sustainable levels of growth. For the six months ended June 30, 2001 economic occupancy decreased in the Northern California region from 98.0% in 2000 to 95.6% in 2001.

Management fees increased (26.2% for the three months ended and 29.8% for the six months ended June 30, 2001) primarily due to the formation of the Avalon Terrace joint venture.

Operating expenses, excluding property taxes increased (16.2% for the three months ended and 17.8% for the six months ended June 30, 2001) primarily due to the addition of newly developed, redeveloped and acquired apartment homes, and separation costs of $2,493,000 due to the departure of a senior executive.  Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

Established Communities - Operating expenses, excluding property taxes increased $2,032,000 (11.1%) to $20,360,000 for the three months ended June 30, 2001 compared to $18,328,000 for the same period of 2000.  These expenses increased $3,341,000 (9.4%) to $38,739,000 for the six months ended June 30, 2001 compared to $35,398,000 for the same period of 2000.  These increases are primarily the result of higher insurance, marketing and redecorating costs.

Property taxes increased  (14.0% for both the three months and six months ended June 30, 2001) primarily due to the addition of newly developed, redeveloped or acquired apartment homes, partially offset by the sale of communities.  Property taxes on Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

Established Communities - Property taxes increased $195,000 (2.4%) to $8,411,000 for the three months ended June 30, 2001 compared to $8,216,000 for the same period of 2000.  Property taxes increased $501,000 (3.1%) to $16,916,000 for the six months ended June 30, 2001 compared to $16,415,000 for the same period of 2000. These increases are primarily due to higher assessments throughout all regions.

Interest expense increased (24.3% for the three months ended and 19.8% for the six months ended June 30, 2001) primarily due to the issuance of $350,000,000 of unsecured notes during the second half of 2000.  This reflects our strategy to mitigate the risk of floating rate debt by repaying floating rate debt under the unsecured credit facility (with relatively lower current interest rates) with longer dated fixed rate unsecured debt that has a higher current interest rate.

Depreciation expense increased (3.1% for the three months ended and 4.4% for the six months ended June 30, 2001) due to the addition of newly developed, redeveloped and acquired apartment homes, partially offset by the sale of communities.

General and administrative increased (13.9% for the three months ended and 21.1% for the six months ended June 30, 2001) primarily due to an increase in consulting fees as well as compensation expense for officers and associates that was expensed in the current period but capitalized a year ago when those officers and associates served the Company in a different capacity.

Equity in income of unconsolidated joint ventures decreased (125.4% for the three months ended and 105.2% for the six months ended June 30, 2001). These decreases are primarily attributable to a valuation allowance of $624,000 for the three months and $934,000 for the six months ended June 30, 2001 recorded for an investment in a technology company accounted for under the cost method, as well as our pro rata share of losses from a technology investment accounted for under the equity method.

Interest income increased (54.1% for the three months ended and 66.5% for the six months ended June 30, 2001) due to an increase in average cash balances invested.

Gain on sale of communities of $4,901,000 for the six months ended June 30, 2001 was attributable to the sale of one community.

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

For the three months ended June 30, 2001, FFO increased to $71,169,000 from $60,970,000 for the same period of  2000.  For the six months ended June 30, 2001, FFO increased to $138,868,000 from $119,584,000 for the same period of 2000.  These increases are primarily due to the completion of new Development and Redevelopment Communities as well as growth in earnings from Established Communities.

	For the three months ended		For the six months ended
	(Dollars in thousands)		(Dollars in thousands)

	6-30-01	6-30-00	6-30-01	6-30-00

Net income	$48,518	$50,657	$100,117	$97,829
Preferred dividends	(9,387)	(9,945)	(19,332)	(19,890)
Depreciation - real estate assets	31,377	30,453	61,671	59,047
Joint venture adjustments	269	196	530	390
Minority interest expense	392	451	783	960
Gain on sale of communities	--	(10,842)	(4,901)	(18,752)

Funds from Operations	$71,169	$60,970	$138,868	$119,584

Net cash provided by operating activities	$107,593	$62,412	$171,660	$123,441

Net cash used in investing activities	$(110,456)	$(101,542)	$(177,221)	$(147,060)

Net cash provided by (used in) financing activities	$(40,619)	$32,726	$(37,504)	$17,670

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

Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include the following:

• carpet and appliance replacements;
• floor coverings;
• interior painting; and
• other redecorating costs.

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500.  We generally expense purchases of personal property made for replacement purposes.  The application of these policies for the six months ended June 30, 2001 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $50 per apartment home.  For Stabilized Communities, we charged $597 per apartment home to maintenance expense for the six months ended June 30, 2001, including carpet and appliance replacements.  This compares to $83 and $576 per apartment home for capital expenditures and maintenance expensed for the comparable period of 2000.  We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases.

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

Cash and cash equivalents decreased $43,065,000 to $14,169,000 for the six months ended June 30, 2001 compared to a decrease in cash and cash equivalents of $5,949,000 to $1,672,000 for the six months ended June 30, 2000.

Net cash provided by operating activities totaled $171,660,000 for the six months ended June 30, 2001, an increase of $48,219,000 provided over the same period of 2000. The increase was primarily attributable to additional operating income from newly developed and redeveloped communities as well as growth in operating income from Established Communities.

Net cash used in investing activities totaled $177,221,000 for the six months ended June 30, 2001, an increase of $30,161,000 used over the same period of 2000.  This increase is primarily due to an increase in expenditures in development, redevelopment and acquisition activity.

Net cash used in financing activities totaled $37,504,000 for the six months ended June 30, 2001, a decrease of $55,174,000 over the same period of 2000.  The change is primarily due to a decrease in our borrowings under our unsecured credit facility excluding the redemption of our Series F Preferred Stock which was primarily funded by borrowing under our unsecured credit facility. The repayment of a note of approximately $11,000,000 in the second quarter of 2001 and higher dividends paid also contributed to the change.

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

One of our principal long-term liquidity needs is the repayment of medium and long-term debt at the time at which such debt matures.  We anticipate that no significant portion of the principal of any indebtedness will be repaid prior to maturity.  If we do not have funds on hand sufficient to repay our indebtedness, it will be necessary for us to refinance this debt.  This refinancing may be accomplished through additional debt financing, which may be collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings.  We also anticipate having significant retained cash flow in each year so that when a debt obligation matures, some or all of each maturity can be satisfied from this retained cash.  Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

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

See “Future Financing and Capital Needs” for a discussion of our view of the current capital markets environment.

Variable Rate Unsecured Credit Facility

During May 2001, the Company completed a new unsecured credit facility. The terms of the unsecured credit facility are substantially the same as the Company's previous credit facility, which was due to mature in June 2001. Our unsecured revolving credit facility is furnished by a consortium of banks and provides $500,000,000 in short-term credit. Under the terms of the credit facility, the Company has the option of increasing the facility up to $650,000. We pay these banks an annual facility fee of $750,000 in equal quarterly installments. The unsecured credit facility bears interest at varying levels tied to the London Interbank Offered Rate (LIBOR) based on ratings levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.60% per annum. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.46% for amounts most recently borrowed under the competitive bid option. At August 1, 2001, $179,700,000 was outstanding, $82,538,000 was used to provide letters of credit and $237,762,000 was available for borrowing under the unsecured credit facility. We intend to use borrowings under the unsecured credit facility for:

•	capital expenditures;
•	construction, development, reconstruction and redevelopment costs;
•	acquisitions;
•	credit enhancement for tax-exempt bonds
•	short-term financing of maturing long-term debt; and
•	working capital purposes.

Interest Rate Protection Agreements

We are not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on approximately $168 million of our variable rate tax-exempt indebtedness.  We intend, however, to evaluate the need for long–term interest rate protection agreements as interest rate market conditions dictate, and we have engaged a consultant to assist in managing our interest rate risks and exposure.

Future Financing and Capital Needs

As of June 30, 2001, we had 14 new communities under construction of which 13 are being built by our internal construction team, and one is being built by an unaffiliated third party with whom we have entered into a forward purchase commitment.  As of June 30, 2001, a total estimated cost of $436,747,000 remained to be invested in these communities.  In addition, we had three other communities under reconstruction, for which an estimated $23,754,000 remained to be invested as of June 30, 2001.

Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction will be funded from:

•	the remaining capacity under our current $500,000,000 unsecured credit facility;
•	the net proceeds from sales of existing communities;
•	retained operating cash; and/or
•	the issuance of debt or equity securities.

We expect to continue to fund deferred development costs related to future developments from retained operating cash and borrowings under the unsecured credit facility.  We believe these sources of capital will be adequate to take the proposed communities to the point in the development cycle where construction can begin.

We have observed and been impacted by a reduction in the availability of cost effective capital since the third quarter of 1998.  While the capital market environment has improved, we cannot assure you that cost effective capital will be available to meet future expenditures required to begin planned reconstruction activity or the construction of the Development Rights.  Before planned reconstruction activity or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing.  In the event that financing cannot be obtained, we may have to abandon Development Rights, write off associated pursuit costs and/or forego reconstruction activity.   In such instances, we will not realize the increased revenues and earnings that we expected from such pursuits, and the related write-off of costs will increase current period expenses.

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

The assets that we have identified for disposition include land, buildings and improvements, and furniture, fixtures and equipment.  Total real estate, net of accumulated depreciation, of all communities identified for sale at June 30, 2001 totaled $185,785,000.  Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid from our net sales proceeds.  Our Consolidated Statements of Operations and Other Comprehensive Income include net income from these communities of $4,969,000 for the three months ended June 30, 2001 and $9,013,000 for the six months ended June 30, 2001.  Our Consolidated Statements of Operations and Other Comprehensive Income include net income from these communities of $1,834,000 for the three months ended June 30, 2000 and $4,673,000 for the six months ended June 30, 2000.

Because the proceeds from the sale of communities are used initially to reduce borrowings under our unsecured credit facility, the immediate effect of a sale of a community is to have a negative effect on earnings.  This is because the yield on a community that is sold exceeds the interest rate on the borrowings that are repaid from the net sale proceeds.  Therefore, changes in the number and timing of dispositions, and the redeployment of the resulting net proceeds, may have a material and adverse effect on our earnings.

We are a member of Constellation Real Technologies LLC, an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities.  Our capital commitment to Constellation Real Technologies is $4.0 million. As of June 30, 2001, we have contributed approximately $959,000.

Debt Maturities

The table on the following page details debt maturities for the next five years, excluding the unsecured credit facility:

			(Dollars in thousands)
	All-In interest rate(1)	Principal maturity date
			Balance Outstanding			Scheduled Maturities

Community			12-31-00	6-30-01		2001	2002	2003	2004	2005	Thereafter

Tax-Exempt Bonds
Fixed Rate
Avalon at Foxchase I	5.88%	Nov-2007	$16,800	$16,800		$--	$--	$--	$--	$--	$16,800
Avalon at Foxchase II	5.88%	Nov-2007	9,600	9,600		--	--	--	--	--	9,600
Fairway Glen	5.88%	Nov-2007	9,580	9,580		--	--	--	--	--	9,580
CountryBrook	7.87%	Mar-2012	18,934	18,758		181	386	417	451	488	16,835
Waterford	5.88%	Aug-2014	33,100	33,100		--	--	--	--	--	33,100
Avalon at Mountain View	5.88%	Mar-2017	18,300	18,300		--	--	--	--	--	18,300
Avalon at Dulles	7.04%	Jul-2024	12,360	12,360		--	--	--	--	--	12,360
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780		--	--	--	--	--	9,780
Avalon View	7.55%	Aug-2024	18,465	18,295		180	373	397	425	455	16,465
Avalon at Lexington	6.56%	Feb-2025	14,347	14,212		136	288	307	326	347	12,808
Avalon Oaks	6.95%	Feb-2041	--	17,762		300	90	97	104	111	17,060
Avalon at Nob Hill	5.80%	Jun-2025	20,013	19,881		136	288	308	331	355	18,463
Avalon at Mission Viejo	5.50%	Jun-2025	7,354	7,306		50	105	112	121	129	6,789
Avalon Campbell	6.48%	Jun-2025	36,981	36,688		301	637	684	733	786	33,547
Avalon Pacifica	6.48%	Jun-2025	16,775	16,642		137	289	310	332	356	15,218
Crossbrook	6.48%	Jun-2025	8,156	--	(2)	--	--	--	--	--	--
Avalon Knoll	6.95%	Jun-2026	13,393	13,294		101	214	230	246	263	12,240
Avalon Landing	6.85%	Jun-2026	6,626	6,576		51	108	116	124	132	6,045
Avalon Fields	7.05%	May-2027	11,609	11,533		81	169	180	193	207	10,703
Avalon West	7.73%	Dec-2036	8,579	8,551		29	61	65	70	75	8,251

			290,752	299,018		1,683	3,008	3,223	3,456	3,704	283,944
Variable Rate
Avalon Devonshire		Dec-2025	27,305	27,305		--	--	--	--	--	27,305
Avalon at Fairway Hills I		Jun-2026	11,500	11,500		--	--	--	--	--	11,500
Avalon at Laguna Niguel		Mar-2009	10,400	10,400		--	--	--	--	--	10,400
Avalon Greenbriar		May-2026	18,755	18,755		--	--	--	--	--	18,755

			67,960	67,960		--	--	--	--	--	67,960
Conventional Loans:
Fixed Rate
$100 Million unsecured notes	7.375%	Sep-2002	100,000	100,000		--	100,000	--	--	--	--
$50 Million unsecured notes	6.25%	Jan-2003	50,000	50,000		--	--	50,000	--	--	--
$100 Million unsecured notes	6.50%	Jul-2003	100,000	100,000		--	--	100,000	--	--	--
$125 Million medium-term notes	6.58%	Feb-2004	125,000	125,000		--	--	--	125,000	--	--
$100 Million unsecured notes	6.625%	Jan-2005	100,000	100,000		--	--	--	--	100,000	--
$50 Million unsecured notes	6.50%	Jan-2005	50,000	50,000		--	--	--	--	50,000	--
$150 Million unsecured notes	6.80%	Jul-2006	150,000	150,000		--	--	--	--	--	150,000
$110 Million unsecured notes	6.875%	Dec-2007	110,000	110,000		--	--	--	--	--	110,000
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000		--	--	--	--	--	50,000
$150 Million medium-term notes	8.25%	Jul-2008	150,000	150,000		--	--	--	--	--	150,000
$150 Million medium-term notes	7.50%	Aug-2009	150,000	150,000		--	--	--	--	--	150,000
$200 Million medium-term notes	7.50%	Dec-2010	200,000	200,000		--	--	--	--	--	200,000
Avalon Redmond Place	7.31%	May-2001	11,042	--		--	--	--	--	--	--
Avalon at Pruneyard	7.25%	May-2004	12,870	12,870		--	--	--	12,870	--	--
Avalon Walk II	8.93%	Aug-2004	12,300	12,170		134	288	315	11,433	--	--

			1,371,212	1,360,040		134	100,288	150,315	149,303	150,000	810,000
Variable Rate			--	--		--	--	--	--	--	--
Avalon on the Sound	7.45%	2002	--	44,823		--	44,823	--	--	--	--

Total indebtedness - excluding unsecured credit facility			$1,729,924	$1,771,841		$1,817	$148,119	$153,538	$152,759	$153,704	$1,161,904

(1) Includes credit enhancement fees, facility fees, trustees, etc.
(2) The remaining loan balance was repaid in connection with the disposition of the property during 2001.

Redemption of Preferred Stock

In June 2001, we redeemed all 4,455,000 outstanding shares of our 9.00% Series F Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.1625 in accrued and unpaid dividends, for an aggregate redemption price of $25.1625 per share.  We currently have other series of redeemable preferred stock outstanding sharing an aggregate stated value of $13,867,700.  The series become redeemable at our option at various times over the next seven years.  As such series become redeemable, we will evaluate the cost-effectiveness of redemptions based on the existing market conditions.

Series	Shares outstanding June 30, 2001	Payable quarterly	Annual rate	Liquidation preference	Non-redeemable prior to

C	2,300,000	March, June, September, December	8.50%	$25	June 20, 2002

D	3,267,700	March, June, September, December	8.00%	$25	December 15, 2002

G	4,300,000	February, May, August, November	8.96%	$25	October 15, 2001

H	4,000,000	March, June, September, December	8.70%	$25	October 15, 2008

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

Natural Disasters

Many of our West Coast communities are located in the general vicinity of active earthquake faults.  In July 1998, we obtained a seismic risk analysis from an engineering firm which estimated the probable maximum loss (PML) for each of the 60 West Coast communities that we owned at that time and for each of the five West Coast communities under development at that time.  To establish a PML, the engineers define a severe earthquake event for the applicable geographic area.  The PML is the building damage and business interruption loss that is estimated to have only a 10% probability of being exceeded in a fifty year period in the event of such an earthquake.  Because a significant number of our communities are located in the San Francisco Bay area, the engineers' analysis assumed an earthquake on the Hayward Fault with a Richter Scale magnitude of 7.1.  Based on this earthquake scenario, the engineers determined the PML at that time to be $113,000,000 for the 60 West Coast communities that we owned at that time and the five West Coast communities then under development.  The actual aggregate PML could be higher or lower as a result of variations in soil classifications and structural vulnerabilities.  For each community, the engineers' analysis calculated an individual PML as a percentage of the community's replacement cost and projected revenues.  We cannot assure you that:

•	an earthquake would not cause damage or losses greater than the PML assessments indicate;
•	future PML levels will not be higher than the current PML levels described above for our communities located on the West Coast; or
•	acquisitions or developments after July 1998 will not have PML assessments indicating the possibility of greater damage or losses than currently indicated.

In November 2000, we renewed our earthquake insurance, both for physical damage and lost revenue, with respect to all communities we owned at that time and all of the communities then under development.  For any single occurrence, we have in place with respect to communities located in California $75,000,000 of coverage with a five percent deductible.  The five percent deductible is subject to a minimum of $100,000 per occurrence.  Earthquake coverage outside of California is subject to a $200,000,000 limit and a $25,000 deductible per occurrence.  In addition, our general liability and property insurance program provides coverage for public liability and fire damage.  In the event an uninsured disaster or a loss in excess of insured limits were to occur, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community.  Any such loss could materially and adversely affect our business and our financial condition and results of operations.

Development Communities

As of June 30, 2001, we had 13 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 3,680 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $726,100,000.  Statements regarding the future development or performance of the Development Communities are forward-looking statements.  We cannot assure you that:

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

We hold a fee simple ownership interest in 12 of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community.  The following table presents a summary of the Development Communities:

		Number of apartment homes	Budgeted cost (1) ($millions)	Construction start	Initial occupancy (2)	Estimated completion date	Estimated stabilization date (3)

1.	Avalon at Edgewater Edgewater, NJ	408	$75.6	Q3 1999	Q2 2001	Q2 2002	Q4 2002
2	Avalon at Arlington Square I Arlington, VA	510	$69.9	Q4 1999	Q4 2000	Q4 2001	Q2 2002
3.	Avalon on the Sound (4) New Rochelle, NY	412	$92.1	Q4 1999	Q2 2001	Q4 2001	Q3 2002
4.	Avalon at Freehold Freehold, NJ	296	$33.1	Q2 2000	Q3 2001	Q1 2002	Q3 2002
5.	Avalon Harbor Stamford, CT	323	$60.7	Q3 2000	Q1 2002	Q4 2002	Q2 2003
6.	Avalon Belltown Seattle, WA	100	$19.2	Q3 2000	Q4 2001	Q1 2002	Q3 2002
7.	Avalon Towers on the Peninsula Mountain View, CA	211	$65.9	Q3 2000	Q1 2002	Q2 2002	Q4 2002
8.	Avalon at Cahill Park San Jose, CA	218	$50.5	Q4 2000	Q2 2002	Q3 2002	Q1 2003
9.	Avalon Riverview I Long Island City, NY	372	$102.5	Q4 2000	Q2 2002	Q4 2002	Q2 2003
10.	Avalon at Mission Bay North San Francisco, CA	250	$79.5	Q1 2001	Q4 2002	Q1 2003	Q3 2003
11.	Avalon Oaks West Wilmington, MA	120	$17.7	Q1 2001	Q1 2002	Q2 2002	Q4 2002
12.	Avalon Ledges Weymouth, MA	304	$37.7	Q2 2001	Q2 2002	Q1 2003	Q3 2003
13.	Avalon Orchards Marlborough, MA	156	$21.7	Q2 2001	Q1 2002	Q4 2002	Q2 2003

	Total	3,680	$726.1

(1)	Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with generally accepted accounting principles.
(2)	Future initial occupancy dates are estimates.
(3)	Stabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of construction.
(4)	This community will be developed under a joint venture structure and the joint venture entity (a limited liability company) has obtained third-party debt financing. Our equity funding of the total budgeted costs is expected to be $13.3 million.

Redevelopment Communities

As of June 30, 2001 we had three communities under redevelopment.  We expect the total budgeted cost to complete these Redevelopment Communities, including the cost of acquisition and redevelopment, to be approximately $290,800,000, of which approximately $64,100,000 is the additional capital invested or expected to be invested above the original purchase cost.  Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements.  We have found that the cost to redevelop an existing apartment community is more difficult to budget than the cost to develop a new community.  Accordingly, we expect that actual costs may vary from budget by a wider range than for a new development community.  We cannot assure you that we will meet our schedules for redevelopment completion, or that we will meet our budgeted costs, either individually or in the aggregate.  See the discussion under “Risks of Development and Redevelopment” below.

The following presents a summary of Redevelopment Communities:

			Budgeted Cost ($millions)

		Number of apartment homes	Acquisition cost	Total cost (1)	Reconstruction start	Reconstruction completion (2)	Estimated restabilized operations (3)

1.	Avalon at Media Center Burbank, CA	748	$55.3	$75.3	Q1 2000	Q1 2002	Q2 2002
2.	Avalon at Prudential Center Boston, MA	781	$133.9	$154.5	Q4 2000	Q4 2002	Q2 2003
3.	Avalon Terrace Stamford, CT	388	$37.5	$61.0	Q4 2000	Q3 2002	Q1 2003

	Total	1,917	$226.7	$290.8

(1)	Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.
(2)	Reconstruction completion dates are estimates.
(3)	Restabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of reconstruction.

Development Rights

As of June 30, 2001, we are considering the development of 34 new apartment communities.  These Development Rights range from land owned or under contract for which design and architectural planning has just begun to land under contract or owned by us with completed site plans and drawings where construction can begin almost immediately. We estimate that the successful completion of all of these communities would ultimately add 9,890 upscale apartment homes to our portfolio.  At June 30, 2001, the cumulative capitalized costs incurred in pursuit of the 34 Development Rights, including the cost of land acquired in connection with eight of the Development Rights, was approximately $97,300,000, of which $72,800,000 was the cost of land.  Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

We generally hold Development Rights through options to acquire land.  The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made are business judgments that we make after we perform financial, demographic and/or other analyses.  Finally, we currently intend to limit the percentage of debt used to finance new developments in order to maintain our general historical practice with respect to the proportion of debt in our capital structure.  Therefore, other financing alternatives may be required to finance the development of those Development Rights scheduled to start construction after July 1, 2001.  Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of our FFO.

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or
•	if we undertake construction of any particular community, that we will complete construction at the total budgeted cost assumed in the financial projections on the following page.

The following presents a summary of the 34 Development Rights we are currently pursuing:

	Location		Estimated number of homes	Total budgeted costs ($millions)

1.	New Canaan, CT	(1) (2)	104	$29
2.	Seattle, WA		154	50
3.	Westborough, MA		280	39
4.	North Bethesda, MD		386	46
5.	Arlington II, VA	(1)	332	43
6.	Lawrence, NJ		312	43
7.	Washington, D.C.	(1)	203	50
8.	North Bethesda, MD		499	85
9.	Glen Cove, NY		256	71
10.	Andover, MA		136	21
11.	Newton, MA		294	58
12.	Darien, CT	(1)	189	39
13.	Wilton, CT		113	24
14.	Danbury, CT		253	36
15.	Glendale, CA		223	49
16.	Oakland, CA	(1)	176	36
17.	Los Angeles, CA	(1)	309	59
18.	San Francisco, CA		303	106
19.	Kirkland, WA		213	49
20.	Orange, CT	(1)	168	21
21.	Bellevue, WA		330	61
22.	Coram, NY		450	65
23.	Washington, D.C.	(1)	144	30
24.	Bedford, MA		128	19
25.	Hingham, MA		270	44
26.	Cohasset, MA		240	38
27.	New Rochelle, NY Phase II and III		588	144
28.	North Potomac, MD		520	61
29.	Long Island City, NY Phase II and III		539	162
30.	Stratford, CT		160	18
31.	Milford, CT		284	35
32.	Greenburgh, NY Phase II and III		766	139
33.	Hopewell, NJ Phase I		280	40
34.	Hopewell, NJ Phase II		288	43

	Totals		9,890	$1,853

(1)	Company owns land, but construction has not yet begun.
(2)	The land is currently owned by Town Close Associates Limited Partnership in which we are a majority partner. It is currently anticipated that the land seller will retain a minority limited partner interest.

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

Capitalized Interest

In accordance with generally accepted accounting principles, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy.  Interest that is incurred thereafter and allocated to a completed apartment home within the community is expensed.  Capitalized interest totaled $6,522,000 for the three months ended June 30, 2001 and $12,119,000 for the six months ended June 30, 2001.  Capitalized interest totaled $4,163,000 for the three months ended June 30, 2000 and $7,657,000 for the six months ended June 30, 2000.

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

The Company held its 2001 Annual Meeting of Stockholders on May 8, 2001. The stockholders voted to elect Gilbert M. Meyer, Richard L. Michaux, Bryce Blair, Bruce A. Choate, John J. Healy, Jr., Lance R. Primis, Allan D. Schuster, Charles D. Peebler, Jr. and Amy P. Williams to serve as directors of the Company until the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

50,490,417 votes were cast for and 6,659,650 votes were withheld from the election of Mr. Meyer.

56,941,268 votes were cast for and 208,799 votes were withheld from the election of Mr. Michaux.

56,940,074 votes were cast for and 209,993 votes were withheld from the election of Mr. Blair.

56,921,091 votes were cast for and 228,976 votes were withheld from the election of Mr. Choate.

56,921,282 votes were cast for and 228,785 votes were withheld from the election of Mr. Healy.

56,935,752 votes were cast for and 214,315 votes were withheld from the election of Mr. Primis.

56,941,181 votes were cast for and 208,886 votes were withheld from the election of Mr. Schuster.

56,919,063 votes were cast for and 231,004 votes were withheld from the election of Mr. Peebler.

56,927,946 votes were cast for and 222,121 votes were withheld from the election of Ms. Williams.

The stockholders also voted to amend the Company’s 1994 Stock Incentive Plan to change the manner in which increases in the size of the Stock Incentive Plan will be determined.  The plan, as amended by this vote, was filed as Exhibit B to the Company's Schedule 14A filed with the SEC on April 2, 2001.  Of the votes cast on this proposal, 36,287,301 were cast for, 15,540,492 were cast against, and 25,934 abstained.  There were 5,296,340 broken non-votes on this proposal.

The following stockholder proposal was proposed and approved at the meeting:

“BE IT RESOLVED:  That the shareholders of AvalonBay Communities, Inc. (‘Company’) urge the Board of Directors to redeem the shareholder rights issued pursuant to the Company’s Shareholder Rights Plan unless said Plan is approved by a majority of the voting shares at a meeting of shareholders held as soon as is practical.”

Of the votes cast on this proposal, 39,845,353 were cast for, 11,395,650 were cast against, and 669,683 abstained.  There were 5,230,381 broken non-votes on this proposal.
Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	—	Bylaws of the Company, as amended and restated, dated as of July 24, 1998. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 14, 1998.)

3(ii).2	—	Amendment to Bylaws of the Company, dated February 10, 1999. (Incorporated by reference to Exhibit 3(ii).2 to Form 10-K of the Company filed March 31, 1999.)
3(ii).3	—	Amendment to Bylaws of the Company, dated May 5, 1999. (Incorporated by reference to Exhibit 3(ii).3 to Form 10-Q of the Company filed on August 16, 1999.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K dated September 18, 1995.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K filed January 26, 1998.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K filed on January 26, 1998.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21, 1998.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Third Supplemental Indenture, dated as of December 21, 1998 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on December 21, 1998.)

4.9	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.10	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form 3-S of the Company, File No. 333-87063.)

4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.12	—	Shareholder Rights Agreement, dated as of March 9, 1998 (the “Rights Agreement”), between the Company and First Union National Bank (as successor to American Stock Transfer and Trust Company) as Rights Agent (including the form of Rights Certificate as Exhibit B). (Incorporated by reference to Exhibit 4.1 to Form 8-A of the Company filed March 11, 1998.)

4.13	—	Amendment No. 1 to the Rights Agreement, dated as of February 28, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4.2 of Form 8-A/A of the Company filed February 28, 2000.)

† 10.1	—	Revolving Loan Agreement, dated as of May 24, 2001, among AvalonBay Communities, Inc., as Borrower, The Chase Manhattan Bank, as a Bank, Co-Agent and Syndication Agent, Fleet National Bank, as a Bank and Co-Agent, Bank of America, N.A., First Union National Bank and Citicorp Real Estate, Inc., each as a Bank and Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Fleet National Bank, as Administrative Agent.

10.2	—	1994 Stock Incentive Plan, as amended and restated to date after giving effect to an amendment approved by stockholders at the 2001 Annual Meeting of Stockholders. (Incorporated by reference to Exhibit B of Schedule 14A of the Company filed April 2, 2001.)

12.1	—	Statements re: Computation of Ratios.

                          (b) Reports on Form 8-K

                           None

† filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: August 14, 2001	/S/ THOMAS J. SARGEANT

Thomas J. Sargeant Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)