Form 10-Q
period 2001-09-30
AVALONBAY COMMUNITIES INC
filed 2001-11-14
CIK 915912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

69,597,014 shares outstanding as of November 1, 2001

AVALONBAY COMMUNITIES, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000 (audited)

Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and nine months ended September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	9-30-01	12-31-00
	(unaudited)	(audited)
ASSETS
Real estate:
Land	$816,407	$742,863
Buildings and improvements	3,394,622	3,047,560
Furniture, fixtures and equipment	106,110	98,880
	4,317,139	3,889,303
Less accumulated depreciation	(410,789)	(316,045)
Net operating real estate	3,906,350	3,573,258
Construction in progress (including land)	336,634	418,583
Communities held for sale, net	73,851	208,118
Total real estate, net	4,316,835	4,199,959

Cash and cash equivalents	201,393	57,234
Cash in escrow	78,207	16,733
Resident security deposits	19,967	18,281
Investments in unconsolidated real estate joint ventures	13,131	12,215
Deferred financing costs, net	20,942	15,265
Deferred development costs, net	20,273	16,359
Participating mortgage notes	21,483	21,483
Prepaid expenses and other assets	37,237	39,696
Total assets	$4,729,468	$4,397,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured notes	$1,635,000	$1,335,000
Variable rate unsecured credit facility	--	--
Mortgage notes payable	444,463	394,924
Dividends payable	50,814	47,572
Payables for construction	36,816	19,997
Accrued expenses and other liabilities	61,281	46,771
Accrued interest payable	21,858	32,829
Resident security deposits	30,452	28,138
Total liabilities	2,280,684	1,905,231

Minority interest of unitholders in consolidated partnerships	48,706	49,501

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both September 30, 2001 and December 31, 2000; 13,867,700 and 18,322,700 shares outstanding at September 30, 2001 and December 31, 2000, respectively.	139	183
Common stock, $.01 par value; 140,000,000 shares authorized at both September 30, 2001 and December 31, 2000; 68,571,151 and 67,191,542 shares both issued and outstanding at September 30, 2001 and December 31, 2000, respectively.	686	672
Additional paid-in capital	2,435,564	2,493,033
Deferred compensation	(7,648)	(3,550)
Dividends in excess of accumulated earnings	(16,700)	(47,845)
Accumulated other comprehensive loss	(11,963)	--
Total stockholders' equity	2,400,078	2,442,493

Total liabilities and stockholders' equity	$4,729,468	$4,397,225

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9-30-01	9-30-00	9-30-01	9-30-00
Revenue:
Rental income	$162,822	$145,954	$480,083	$420,371
Management fees	336	261	985	761
Other income	111	136	317	265
Total revenue	163,269	146,351	481,385	421,397

Expenses:
Operating expenses, excluding property taxes	42,205	36,390	122,837	104,860
Property taxes	13,371	12,158	39,081	34,717
Interest expense	26,701	21,385	75,138	61,815
Depreciation expense	32,165	30,599	95,455	91,227
General and administrative	3,421	3,359	10,969	9,591
Total expenses	117,863	103,891	343,480	302,210

Equity in income of unconsolidated joint ventures	599	721	527	2,117
Interest income	1,599	1,277	4,876	3,245
Minority interest in consolidated partnerships	(34)	(485)	(522)	(1,499)

Income before gain on sale of communities	47,570	43,973	142,786	123,050
Gain on sale of communities	39,098	14,521	43,999	33,273
Net income	86,668	58,494	186,785	156,323
Dividends attributable to preferred stock	(7,439)	(9,944)	(26,771)	(29,834)

Net income available to common stockholders	$79,229	$48,550	$160,014	$126,489
Other comprehensive income:
Unrealized loss on derivative instruments	(5,447)	--	(11,963)	--
Other comprehensive loss	(5,447)	--	(11,963)	--
Comprehensive income	$73,782	$48,550	$148,051	$126,489

Dividends declared per common share	$0.64	$0.56	$1.92	$1.68

Earnings per common share:
Basic	$1.16	$0.73	$2.37	$1.91
Diluted	$1.14	$0.71	$2.32	$1.88

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the nine months ended
	9-30-01	9-30-00
Cash flows from operating activities:
Net income	$186,785	$156,323
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	95,455	91,227
Amortization of deferred financing costs	2,729	2,168
Amortization of deferred compensation	2,105	2,394
Undistributed earnings from unconsolidated real estate joint ventures	(300)	--
Income allocated to minority interest in consolidated partnerships	522	1,499
Gain on sale of communities	(43,999)	(33,273)
Decrease (increase) in cash in operating escrows	(616)	115
Increase in resident security deposits, accrued interest receivable on participating mortgage notes, prepaid expenses and other assets	(3,187)	(22,472)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	(4,140)	6,286
Net cash provided by operating activities	235,354	204,267

Cash flows used in investing activities:
Purchase and development of real estate	(343,571)	(304,008)
Proceeds from sale of communities, net of selling costs	175,257	120,418
Increase in payables for construction	16,819	1,769
Increase in cash in investing escrows	(60,858)	(25,473)
Increase in investments in unconsolidated real estate joint ventures	(616)	(349)
Net cash used in investing activities	(212,969)	(207,643)

Cash flows from financing activities:
Issuance of common stock	45,810	25,513
Redemption of preferred stock and related costs	(111,472)	--
Dividends paid	(152,398)	(138,186)
Net repayments of unsecured credit facility	--	(32,600)
Issuance of secured mortgage notes payable	71,014	--
Proceeds from sale of unsecured notes	300,000	150,000
Repayments of notes payable	(21,475)	(21,616)
Payment of deferred financing costs	(8,406)	(1,482)
Contributions from (distributions to) minority partners	(1,299)	24,488
Net cash provided by financing activities	121,774	6,117

Net increase in cash and cash equivalents	144,159	2,741

Cash and cash equivalents, beginning of period	57,234	7,621

Cash and cash equivalents, end of period	$201,393	$10,362

Cash paid during period for interest, net of amount capitalized	$79,975	$68,158

See accompanying notes to Condensed Consolidated Financial Statements.

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the nine months ended September 30, 2001, 762 units of limited partnership, valued at $36, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

During the nine months ended September 30, 2000, 147,060 units of limited partnership, valued at $6,070, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.  In addition, the Company issued $60 in limited partnership units as consideration for acquisitions of apartment communities that were pursuant to the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party.

Common and preferred dividends declared but not paid as of September 30, 2001 and 2000 totaled $50,814 and $47,320, respectively.

During the nine months ended September 30, 2001, the Company issued 187,077 shares of restricted common stock, net of forfeitures, valued at $8,572.  During the nine months ended September 30, 2000, the Company issued 133,456 shares of restricted common stock valued at $3,035.

During the nine months ended September 30, 2001, the Company recorded a liability and a corresponding charge to Other Comprehensive Loss of $11,963 to adjust the Company’s Swap Agreements (as defined in Note 5 of the notes to the Condensed Consolidated Financial Statements) to their fair value.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

1.  Organization and Significant Accounting Policies

Organization and Recent Developments

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The Company focuses on the ownership and operation of upscale apartment communities in high barrier-to-entry markets of the United States. These markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the country.

At September 30, 2001, the Company owned or held a direct or indirect ownership interest in 126 operating apartment communities containing 37,354 apartment homes in eleven states and the District of Columbia, of which three communities containing 1,917 apartment homes were under reconstruction.  In addition, the Company also owned fifteen communities with 3,886 apartment homes under construction and rights to develop an additional 31 communities that, if developed as expected, will contain an estimated 9,196 apartment homes.

During the three months ended September 30, 2001:

•      The Company completed the development of Avalon at Arlington Square I, a 510 apartment home community located in Arlington, Virginia.

•      The Company commenced development of two communities in the Northeast region, Avalon at Flanders Hill, located in Westborough, Massachusetts, and Avalon New Canaan, located in New Canaan, Connecticut.  These communities are expected to contain 384 apartment homes with a projected combined total investment of approximately $65,600.

•      The Company commenced development of one community in the Mid-Atlantic region, Avalon at Arlington Square II, located in Arlington, Virginia.  The community is expected to contain 332 apartment homes with a projected total investment of approximately $43,900.

As further discussed in Note 7, “Communities Held for Sale”, the Company has adopted a strategy of disposing of certain assets in markets that do not meet its long-term investment criteria and redeploying the proceeds from such sales to help fund the Company’s development and redevelopment activities.  In connection with this strategy, the Company sold three communities containing a total of 1,708 apartment homes for net proceeds of approximately $152,600 during the three months ended September 30, 2001.  The net proceeds from these dispositions will be redeployed to develop or redevelop communities currently under construction or reconstruction.  Pending such redeployment, the proceeds from the sale of two of these communities were used to reduce amounts outstanding under the Company’s variable rate unsecured credit facility.  The net proceeds from one of these communities were deposited into an escrow account to facilitate a like-kind exchange transaction.

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations.  These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

The Company has minority interest investments in five technology companies. The Company accounts for these unconsolidated entities in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  The Company applies the equity method of accounting to its investment in Realeum, Inc., a company involved in the development and deployment of a property management and leasing automation system.  The remaining investments are accounted for under the cost method of accounting.  As of September 30, 2001, the aggregate investment in these five companies, net of an allowance of  $934, was $2,955.

Revenue Recognition

Rental income related to leases is recognized when due from residents in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  In accordance with the Company’s standard lease terms, rental payments are generally due on a monthly basis.

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

With few exceptions, we capitalize pre-development costs incurred in pursuit of new development opportunities.  The accompanying Condensed Consolidated Financial Statements include a charge to expense for unrecoverable deferred development costs related to pre-development communities that are unlikely to be developed.

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

Earnings per Common Share

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”, basic earnings per share for the three and nine months ended September 30, 2001 and 2000 is computed by dividing earnings available to common shares by the weighted average number of shares outstanding during the period.  Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

 The Company’s earnings per common share are determined as follows:

	Three months ended		Nine months ended
	9-30-01	9-30-00	9-30-01	9-30-00
Basic and Diluted shares outstanding

Weighted average common shares - basic	68,100,249	66,490,846	67,652,285	66,109,093

Weighted average DownREIT units outstanding	671,083	851,677	670,992	901,854

Effect of dilutive securities	1,344,541	1,273,141	1,298,254	854,312

Weighted average common shares and DownREIT units - diluted	70,115,873	68,615,664	69,621,531	67,865,259

Calculation of Earnings per Share - Basic

Net income available to common stockholders	$79,229	$48,550	$160,014	$126,489

Weighted average common shares - basic	68,100,249	66,490,846	67,652,285	66,109,093

Earnings per common share - basic	$1.16	$0.73	$2.37	$1.91

Calculation of Earnings per Share - Diluted

Net income available to common stockholders	$79,229	$48,550	$160,014	$126,489

Add: Minority interest of DownREIT unitholders in consolidated partnerships	393	439	1,176	1,399

Adjusted net income available to common stockholders	$79,622	$48,989	$161,190	$127,888

Weighted average common shares and DownREIT units - diluted	70,115,873	68,615,664	69,621,531	67,865,259

Earnings per common share - diluted	$1.14	$0.71	$2.32	$1.88

Certain options to purchase shares of common stock in the amounts of 1,000 and 15,269 were outstanding during the three and nine months ended September 30, 2001, respectively, and 3,000 and 65,500 were outstanding during the three and nine months ended September 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period.

Executive Separation Costs

In February 2001, the Company announced certain management changes including the departure of a senior executive who became entitled to severance benefits in accordance with the terms of his employment agreement with the Company.  The Company recorded a charge of approximately $2,500 in the first quarter of 2001 related to the expected costs associated with such departure.

Recently Issued Accounting Standards

During the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Intangible Assets,” SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In the opinion of management the adoption of these statements will not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

2.  Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $7,221 and $5,255 for the three months ended September 30, 2001 and 2000, respectively, and $19,340 and $12,912 for the nine months ended September 30, 2001 and 2000, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s notes payable, unsecured notes and credit facility are summarized as follows:

	9-30-01	12-31-00

Fixed rate unsecured notes	$1,635,000	$1,335,000
Fixed rate mortgage notes payable - conventional and tax-exempt (1)	323,285	326,964
Variable rate mortgage notes payable - tax-exempt	67,960	67,960

Total mortgage notes payable and unsecured notes	2,026,245	1,729,924

Variable rate short term construction loan	53,218	--
Variable rate unsecured credit facility	--	--

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,079,463	$1,729,924

(1) Includes $167,587 of variable rate notes effectively fixed through swap agreements.

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from March 2002 through February 2041.  The weighted average interest rate of the Company’s variable rate notes and unsecured credit facility, including certain financing related fees, was 5.6% at September 30, 2001. The weighted average interest rate of the Company’s fixed rate mortgage notes (conventional and tax-exempt) was 6.7% at September 30, 2001.

The maturity schedule for the Company’s unsecured notes is as follows:

Year of maturity	Principal	Interest rate

2002	$100,000	7.375%

2003	$50,000	6.250%
	$100,000	6.500%
2004	$125,000	6.580%

2005	$100,000	6.625%
	$50,000	6.500%
2006	$150,000	6.800%

2007	$110,000	6.875%

2008	$50,000	6.625%
	$150,000	8.250%
2009	$150,000	7.500%

2010	$200,000	7.500%

2011	$300,000	6.625%

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

The Company has a $500,000 variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks, which had zero outstanding on September 30, 2001.  Under the terms of the unsecured credit facility, the Company has the option of increasing the facility up to $650,000.  The unsecured credit facility bears interest at a spread over the London Interbank Offered Rate (“LIBOR”) based on rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company.  The current stated pricing is LIBOR plus 0.6% per annum (3.2% on September 30, 2001).  In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $400,000.  The Company is subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein.  The existing facility matures in May 2005 after all applicable extensions.

4.  Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the nine months ended September 30, 2001:

	Preferred Stock	Common Stock	Additional paid-in capital	Deferred compensation	Dividends in excess of accumulated earnings	Accumulated other comprehensive income	Stockholders' equity
Stockholders' equity, December 31, 2000	$183	$672	$2,493,033	$(3,550)	$(47,845)	$--	$2,442,493

Net income	--	--	--	--	186,785	--	186,785
Other comprehensive income	--	--	--	--	--	(11,963)	(11,963)
Dividends declared to common and preferred stockholders	--	--	--	--	(155,640)	--	(155,640)
Redemption of Preferred Stock Series F	(44)	--	(111,428)	--	--	--	(111,472)
Issuance of Common Stock	--	14	53,959	(6,203)	--	--	47,770
Amortization of deferred compensation	--	--	--	2,105	--	--	2,105

Stockholders' equity, September 30, 2001	$139	$686	$2,435,564	$(7,648)	$(16,700)	$(11,963)	$2,400,078

During the nine months ended September 30, 2001, the Company issued 711,230 shares of common stock in connection with stock options exercised, 485,556 shares through the Company’s Dividend Reinvestment and Stock Purchase Plan, 762 shares to acquire DownREIT partnership units from a third party, 187,077 shares in connection with restricted stock grants to employees, less 5,016 shares of forfeited restricted stock.

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

The Company has historically used interest rate swap agreements (the “Swap Agreements”) to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds.  The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt.  The Swap Agreements are not held for trading or other speculative purposes.  As of September 30, 2001, the effect of these Swap Agreements is to fix $167,587 of the Company’s tax-exempt debt at a weighted average interest rate of 6.0% with an average maturity of 5 years.  By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk.

The credit risk is the risk of a counterparty not performing under the terms of the Swap Agreement.  The counterparties to these Swap Agreements are major financial institutions with AAA credit ratings by the Standard & Poor’s Ratings Group.  The Company monitors the credit ratings of counterparties and the amount of the Company’s debt subject to Swap Agreements with any one party.  Therefore, the Company believes the likelihood of realizing material losses from counterparty nonperformance is remote.

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

At January 1, 2001, in accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect adjustment of $6,412 to other comprehensive loss to recognize at fair value all of the derivatives that are designated as cash flow hedging instruments.  Through September 30, 2001, the Company recorded additional unrealized losses to other comprehensive loss of $6,079 to adjust the Swap Agreements to their fair value. In connection with the sale of a community during the first quarter of 2001, a Swap Agreement with a fair value of $528 was transferred to the new owner.  Hedge ineffectiveness for the three and nine months ended September 30, 2001 did not have a material impact on earnings and the Company does not anticipate that the losses being reclassified to earnings during the next twelve months will be material.  The Swap Agreements are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

At September 30, 2001, the Company’s investments in unconsolidated real estate joint ventures consisted of:

•      a 50% limited liability company membership interest in a limited liability company that owns the Falkland Chase community;

•      a 49% general partnership interest in a partnership that owns the Avalon Run community;

•      a 50% limited liability company membership interest in a limited liability company that owns the Avalon Grove community; and

•      a 50% limited liability company membership interest in a limited liability company that owns the Avalon Terrace community.

The following is a combined summary of the financial position of these joint ventures as of the dates presented:

	(Unaudited)
	9-30-01	12-31-00
Assets:
Real estate, net	$146,190	$132,832
Other assets	10,810	10,400

Total assets	$157,000	$143,232
Liabilities and partners' equity:
Mortgage notes payable	$47,195	$48,400
Other liabilities	9,487	8,656
Partners' equity	100,318	86,176

Total liabilities and partners' equity	$157,000	$143,232

The following is a combined summary of the operating results of these joint ventures for the periods presented:

	Three months ended		Nine months ended
	(unaudited)		(unaudited)
	9-30-01	9-30-00	9-30-01	9-30-00
Rental income	$7,384	$5,645	$21,621	$16,434
Other income	31	20	142	27
Operating and other expenses	(2,375)	(1,597)	(6,865)	(4,363)
Mortgage interest expense	(621)	(274)	(1,965)	(816)
Depreciation expense	(1,103)	(808)	(3,145)	(2,390)

Net income	$3,316	$2,986	$9,788	$8,892

The Company also holds a 25% limited liability company membership interest in Avalon on the Sound, which is presented on a consolidated basis in the financial statements in accordance with GAAP due to the Company’s significant influence over that entity.  Operating results for the nine months ended September 30, 2001 reflect reclassifications made to amounts in prior periods’ financial statements to conform with current period presentations.

7.   Communities Held for Sale

The Company has a policy of disposing of assets that are not consistent with its long-term investment criteria when market conditions are favorable.  In connection with this strategy, the Company solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal.  In connection with this policy, the Company sold four communities during the nine months ended September 30, 2001 and six communities during the nine months ended September 30, 2000.

Management intends to market additional communities for sale in 2001.  However, there can be no assurance that such assets will be sold, or that we will sell the assets on financially advantageous terms.  The assets targeted for sale include land, buildings and improvements and furniture, fixtures and equipment, and are recorded at the lower of cost or fair value less estimated selling costs.  The Company has not determined a need to recognize a write-down in this real estate to arrive at net realizable value, although there can be no assurance that the Company can sell these assets for amounts that equal or exceed its estimates of net realizable value. At September 30, 2001, total real estate held for sale, net of accumulated depreciation, totaled $73,851.  Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid by the Company from the net sales proceeds.

The Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income include net income of the communities held for sale at September 30, 2001 of $1,599 and $697 for the three months ended September 30, 2001 and 2000, respectively, and $3,937 and $2,208 for the nine months ended September 30, 2001 and 2000, respectively.

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

(Dollars in thousands)
	Three months ended				Nine months ended
	Total revenue			Gross real estate	Total revenue			Gross real estate
		Net operating income	% NOI change from prior year period			Net operating income	% NOI change from prior year period
For the three and nine months ended 9-30-01

Segment Results

Established
Northeast	$28,913	$20,316	8.2%	$570,374	$85,079	$60,683	8.4%	$570,374
Mid-Atlantic	20,801	15,206	8.9%	437,453	61,292	44,552	8.5%	437,453
Midwest	5,260	3,241	0.5%	144,607	15,831	9,758	2.1%	144,607
Pacific Northwest	1,724	1,227	0.5%	60,408	5,167	3,803	4.4%	60,408
Northern California	39,420	29,814	1.8%	1,215,580	120,684	93,415	12.8%	1,215,580
Southern California	10,757	7,559	6.8%	294,618	31,634	22,308	9.9%	294,618

Total Established	106,875	77,363	5.2%	2,723,040	319,687	234,519	9.9%	2,723,040

Other Stabilized	40,368	27,647	10.8%	1,072,491	122,500	85,999	22.1%	1,072,491

Development / Redevelopment	16,026	9,740	50.2%	854,992	39,198	23,951	30.6%	854,992

Land Held for Future Development	n/a	n/a	n/a	55,664	n/a	n/a	n/a	55,664

Non-Allocated	n/a	n/a	n/a	27,919	n/a	n/a	n/a	27,919

Total AvalonBay	$163,269	$114,750	9.3%	$4,734,106	$481,385	$344,469	14.0%	$4,734,106

For the three and nine months ended 9-30-00

Segment Results

Established
Northeast	$23,362	$16,109	7.8%	$485,316	$68,449	$48,241	7.3%	$485,316
Mid-Atlantic	17,493	12,532	10.9%	391,956	50,868	36,664	8.9%	391,956
Midwest	5,176	3,225	0.3%	144,338	15,245	9,554	5.2%	144,338
Pacific Northwest	946	696	1.5%	34,417	2,826	2,095	24.2%	34,417
Northern California	27,457	20,940	17.9%	936,683	78,315	59,729	12.9%	936,683
Southern California	5,943	4,230	12.3%	158,024	17,324	12,212	12.2%	158,024

Total Established	80,377	57,732	11.7%	2,150,734	233,027	168,495	10.0%	2,150,734

Other Stabilized	49,905	35,849	9.8%	1,382,426	145,965	103,919	17.6%	1,382,426

Development / Redevelopment	16,069	11,466	97.6%	860,658	42,405	29,828	99.5%	860,658

Land Held for Future Development	n/a	n/a	n/a	57,332	n/a	n/a	n/a	57,332

Non-Allocated	n/a	n/a	n/a	24,852	n/a	n/a	n/a	24,852

Total AvalonBay	$146,351	$105,047	16.6%	$4,476,002	$421,397	$302,242	17.8%	$4,476,002

Operating expenses as reflected on the Condensed Consolidated Statements of Operations and Comprehensive Income include $7,057 and $7,244 for the three months ended September 30, 2001 and 2000, respectively, and $25,002 and $20,422 for the nine months ended September 30, 2001 and 2000, respectively, of property management overhead costs that are not allocated to individual communities.  These costs are not reflected in NOI as shown in the above tables.  The amount reflected for “Communities held for sale” on the Condensed Consolidated Balance Sheets is net of $6,482 of accumulated depreciation as of September 30, 2001.

9.     Subsequent Events

The Company announced during the third quarter that it had begun construction on Avalon Madison in downtown Seattle, Washington.  Given the uncertain national economy and deteriorating market conditions in Seattle, the Company has elected to defer construction of Avalon Madison until economic conditions improve.

In October 2001, the Company redeemed all 4,300,000 outstanding shares of its 8.96% Series G Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.4418 in accrued and unpaid dividends, for an aggregate redemption price of $25.4418 per share.

In October 2001, the Company announced the suspension of its Dividend Reinvestment and Stock Purchase Plan (the “Plan”) until further notice.  Accordingly, stockholders can not purchase shares of AvalonBay common stock under the Plan, whether with an optional cash payment or a reinvestment of dividends, until the Company announces that it has resumed the Plan.

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

•      we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital;

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

Business Description and Community Information

AvalonBay is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes.  We focus on the ownership and operation of upscale apartment communities (which generally command among the highest rents in their submarkets) in high barrier-to-entry markets of the United States.  This is because we believe that the limited new supply of upscale apartment homes in these markets helps achieve more predictable growth in cash flows. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense in-fill locations where zoned and entitled land is in limited supply.  These markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States.

We are a fully-integrated real estate organization with in-house expertise in the following areas:

•      development and redevelopment;

•      construction and reconstruction;

•      leasing and management;

•      acquisition and disposition;

•      financing;

•      marketing; and

•      information technologies.

We believe apartment communities present an attractive investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand during all phases of a real estate cycle.  With our expertise and in-house capabilities, we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in our target markets.  Our ability to pursue attractive opportunities, however, may be constrained by capital market conditions that limit the availability of cost effective capital to finance these activities.  Given current capital market and transactional related conditions, we are carefully considering the appropriate allocation of capital investment among development and redevelopment communities as well as the acquisition of established communities.  We intend to pursue these investments in markets where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years.  See “Liquidity and Capital Resources” and “Future Financing and Capital Needs.”

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development, and land or land options held for development.  The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•      Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and costs as of the beginning of the prior year.  We determine which of our communities fall into the Established Communities category annually on January 1st of each year and maintain that classification throughout the year.  For the year 2001, the Established Communities were communities that had stabilized occupancy and costs as of January 1, 2000.  We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% occupancy or (ii) the one year anniversary of completion of development or redevelopment.

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

Development Rights are development opportunities in the early phase of the development process, which are usually represented by one of the following: we have an option to acquire land, we are the buyer under a long-term conditional contract to purchase land, or we own land for possible future development of a new community.  With few exceptions, we capitalize pre-development costs incurred in pursuit of these new developments.

As of September 30, 2001, our communities were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	20	5,416
Mid-Atlantic	18	5,297
Midwest	6	1,591
Pacific Northwest	2	486
Northern California	27	7,851
Southern California	11	3,112
Total Established	84	23,753

Other Stabilized Communities:
Northeast	15	3,958
Mid-Atlantic	2	615
Midwest	3	1,033
Pacific Northwest	9	2,573
Northern California	3	1,038
Southern California	6	1,957
Total Other Stabilized	38	11,174

Lease-Up Communities	1	510

Redevelopment Communities	3	1,917

Total Current Communities	126	37,354

Development Communities	15	3,886

Development Rights	31	9,196

In October, we sold a community containing 57 apartment homes which was combined with an existing current community for reporting purposes.  As of November 1, 2001, our 126 apartment home communities consisted of 37,297 apartment homes.  Of those communities, we owned:

•                                          a fee simple, or absolute, ownership interest in 103 operating communities, one of which is on land subject to a 149 year land lease;

•                                          a general partnership interest in four partnerships that each own a fee simple interest in an operating community;

•                                          a general partnership interest in four partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 17 communities;

•                                          a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community; and

•                                          a membership interest in a limited liability company that holds a fee simple interest in one Redevelopment Community.

We also hold a fee simple ownership interest in thirteen of the Development Communities, and membership interests in two separate partnerships that each hold a fee simple interest in a Development Community.

In each of the four partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest.  For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner.  Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests approximate the current AvalonBay common stock dividend amount.  Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement.  The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption.  In lieu of cash, we may elect to acquire any unit presented for redemption for one share of our common stock.  As of September 30, 2001, there were 671,083 units outstanding.  The DownREIT partnerships are consolidated for financial reporting purposes.

At September 30, 2001, we had positioned our portfolio of Stabilized Communities, excluding communities owned by unconsolidated joint ventures, to an average physical occupancy level of 95.7%.  Our strategy is to maximize total rental revenue through management of rental rates and occupancy levels. This strategy of maximizing total rental revenue could lead to lower occupancy levels.  We expect that any rental revenue and net income gains that are achieved will be realized through higher rental rates and lower average operating costs as well as from growth in our portfolio from development and acquisition activities.  Occupancy in many of our markets has declined from historically high levels in 2000.  We expect further declines in occupancy levels as certain markets continue to respond to supply-demand fundamentals.

We elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and we have not revoked that election.  We were incorporated under the laws of the State of California in 1978, and we were reincorporated in the State of Maryland in July 1995.  Our principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia, 22314, and our telephone number at that location is (703) 329-6300.  We also maintain regional offices and administrative or specialty offices in or near the following cities:

•      San Jose, California;

•      Wilton, Connecticut;

•      Boston, Massachusetts;

•      Chicago, Illinois;

•      Woodbridge, New Jersey;

•      Newport Beach, California;

•      New York, New York; and

•      Seattle, Washington.

Recent Developments

The terrorist attacks on the World Trade Center and the Pentagon have had an immediate impact on global economic and social conditions.  While the future impact of these and related events are unknown, we do not believe that our financial condition or operations will be directly and adversely impacted in a material way other than as relates to any acceleration in the decline in the economy caused by these events.  We own interests in a total of 39 apartment communities located in or near, or in submarkets proximate to, New York City and Washington, D.C. that contain approximately 12,277 apartment homes, representing approximately 30% of AvalonBay's total portfolio (including 2,653 homes at 7 communities that are in development or lease-up).

Considering the communities' proximity to these two cities, there is some short-term uncertainty as to the rents that can be achieved at communities that are either in lease-up currently or expected to begin lease-up in the near term.  The attacks also could decrease consumer confidence, and the resulting decline in the U.S. and local economies could impact future rent growth. At present, it is not possible to predict either the severity or duration of such declines.  Adverse economic conditions could also result in decreased or delayed development of new communities, which could result in decreased earnings growth.

Notwithstanding the above, in the long-term we believe that the real estate fundamentals for the metropolitan New York and Washington, D.C. apartment markets will not be materially impacted by the events of September 11.  We expect that assets in these markets will contribute long-term growth and stability to our portfolio, and we remain committed to maintaining a significant investment in these markets.

Sales of Existing Communities. We seek to allocate capital in order to optimize the level of our geographical concentration in selected high barrier-to-entry markets where we believe we can:

•      apply sufficient market and management presence to enhance revenue growth;

•      reduce operating expenses; and

•      leverage management talent.

To effect this optimal concentration, we are selling assets in certain submarkets and intend to redeploy the proceeds from those sales to develop and redevelop communities currently under construction or reconstruction.  Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility.  On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a like-kind exchange transaction.  Accordingly, we sold three communities during the three months ended September 30, 2001 containing 1,708 apartment homes for net proceeds of approximately $152,600,000.  We intend to dispose of additional assets as described more fully under “Future Financing and Capital Needs.”

Development and Redevelopment Activities.  During the three months ended September 30, 2001, we completed the development of one community, Avalon at Arlington Square I, located in Arlington, Virginia. This community, containing 510 apartment homes, was completed for a total investment of $69,900,000.

We also commenced the development of three communities during the third quarter of 2001, Avalon at Flanders Hill (located in Westborough, Massachusetts), Avalon New Canaan (located in New Canaan, Connecticut) and Avalon at Arlington Square II (located in Arlington, Virginia).  When completed, these communities are expected to contain a total of 716 apartment homes with a projected total investment of $109,500,000.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations.  See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Results of Operations and Funds From Operations

A comparison of our operating results for the three and nine months ended September 30, 2001 and September 30, 2000 follows (dollars in thousands):

	For the three months ended				For the nine months ended
	9-30-01	9-30-00	$ Change	% Change	9-30-01	9-30-00	$ Change	% Change
Revenue:
Rental income	$162,822	$145,954	$16,868	11.6%	$480,083	$420,371	$59,712	14.2%
Management fees	336	261	75	28.7%	985	761	224	29.4%
Other income	111	136	(25)	(18.4)%	317	265	52	19.6%
Total revenue	163,269	146,351	16,918	11.6%	481,385	421,397	59,988	14.2%

Expenses:
Operating expenses, excluding property taxes	42,205	36,390	5,815	16.0%	122,837	104,860	17,977	17.1%
Property taxes	13,371	12,158	1,213	10.0%	39,081	34,717	4,364	12.6%
Total operating expenses	55,576	48,548	7,028	14.5%	161,918	139,577	22,341	16.0%

Net Operating Income	107,693	97,803	9,890	10.1%	319,467	281,820	37,647	13.4%

Interest expense	26,701	21,385	5,316	24.9%	75,138	61,815	13,323	21.6%
Depreciation expense	32,165	30,599	1,566	5.1%	95,455	91,227	4,228	4.6%
General and administrative	3,421	3,359	62	1.8%	10,969	9,591	1,378	14.4%
Total other expenses	62,287	55,343	6,944	12.5%	181,562	162,633	18,929	11.6%

Equity in income of unconsolidated joint ventures	599	721	(122)	(16.9)%	527	2,117	(1,590)	(75.1)%
Interest income	1,599	1,277	322	25.2%	4,876	3,245	1,631	50.3%
Minority interest of unitholders in consolidated partnerships	(34)	(485)	451	(93.0)%	(522)	(1,499)	977	(65.2)%

Income before gain on sale of communities	47,570	43,973	3,597	8.2%	142,786	123,050	19,736	16.0%
Gain on sale of communities	39,098	14,521	24,577	169.3%	43,999	33,273	10,726	32.2%

Net income	86,668	58,494	28,174	48.2%	186,785	156,323	30,462	19.5%
Preferred dividends	(7,439)	(9,944)	2,505	(25.2)%	(26,771)	(29,834)	3,063	(10.3)%
Net income available to common stockholders	$79,229	$48,550	$30,679	63.2%	$160,014	$126,489	$33,525	26.5%

Net income available to common stockholders increased $30,679,000 (63.2%) to $79,229,000 for the three months ended September 30, 2001 and increased by $33,525,000 (26.5%) to $160,014,000 for the nine months ended September 30, 2001 compared to the same periods of 2000.  Excluding separation costs related to the departure of a senior executive and gain on sale of communities, net income available to common stockholders increased by $6,102,000 for the three months ended September 30, 2001 and $25,292,000 for the nine months ended September 30, 2001 compared to the same periods of 2000.  These increases in net income, as adjusted, for the three and nine months ended September 30, 2001 are primarily attributable to additional operating income from newly developed and redeveloped communities as well as growth in operating income from Established Communities.

As discussed in “Recent Developments – Sales of Existing Communities” and “Future Financing and Capital Needs,” we funded a portion of our development and redevelopment activities through the sale of assets which do not meet our long-term investment criteria.  The short-term effect of a sale of a community is that net operating income will be negatively impacted because that community’s contribution to net operating income has been eliminated and the development or redevelopment community in which the proceeds from the sale are being invested is not yet complete.  Interest expense will also decrease as the proceeds from the sale of communities are initially used to repay amounts outstanding on our unsecured credit facility.  We believe this strategy will contribute, over time, to increased net operating income because our historical experience has been that net operating income attributable to newly developed and redeveloped communities is higher than net operating income of assets sold or identified for sale.

The increase in net operating income of $37,647,000 for the nine months ended September 30, 2001 as compared to the same period of 2000 is attributable to:

•      an increase of $9,462,000 related to communities where development activities, redevelopment activities or acquisitions were completed subsequent to January 1, 2000;

•      an increase of $21,119,000 related to Established Communities;

•      a decrease of $10,697,000 related to communities sold subsequent to January 1, 2000;

•      an increase of $22,343,000 related to all other communities; and

•      less $4,580,000 related to an increase in unallocated overhead expense including $2,493,000 of executive separation costs.

Depreciation expense is impacted by the timing of asset sales, acquisitions and completion of development or redevelopment activities.  Gain on sale of communities is impacted by the number of assets sold in a given period, the carrying value of those assets, and the local market conditions in which the individual assets are located.

Rental income increased 11.6% for the three months ended and 14.2% for the nine months ended September 30, 2001 primarily due to an increase in the weighted average monthly rental income per occupied apartment home and an increase in the weighted average number of occupied apartment homes.

Overall Portfolio - Rental revenue increased $16,868,000 (11.6%) for the three months ended September 30, 2001 compared to the same period of 2000.  Rental revenue increased $59,712,000 (14.2%) for the nine months ended September 30, 2001 compared to the same period of 2000. The weighted average number of occupied apartment homes increased to 34,995 apartment homes for the nine months ended September 30, 2001 from 33,941 apartment homes for the nine months ended September 30, 2000 primarily as a result of development, redevelopment and acquisition of new communities offset by the sale of communities and occupancy declines for our portfolio of Established Communities related to softening conditions in certain of our markets.  For the nine months ended September 30, 2001, the weighted average monthly revenue per occupied apartment home increased $148 (10.8%) to $1,523 compared to $1,375 for the same period of 2000, which is primarily attributable to increased rental rates.  In addition, the development of new apartment communities with higher average rents and the sale of communities with lower average rents favorably impacted average revenue per home.  These newly developed apartment communities were funded in part from the proceeds of communities sold in markets where rental rates are lower.

Established Communities – Rental revenue increased $5,637,000 (5.6%) for the three months ended September 30, 2001 compared to the same period of 2000.  Rental revenue increased $26,775,000 (9.1%) for the nine months ended September 30, 2001 compared to the same period of 2000.  The increase for the nine months is due to market conditions during the past year that allowed for higher average rents partially offset by lower economic occupancy levels.  For the nine months ended September 30, 2001, weighted average monthly revenue per occupied apartment home increased $149 (10.6%) to $1,556 compared to $1,407 for the same period of the preceding year.  The average economic occupancy decreased from 97.6% for the nine months ended September 30, 2000 to 96.1% for the nine months ended September 30, 2001.

We have observed increased volatility in certain Northern California sub-markets over the past two years, which accounts for approximately 36.9% of current Established Community rental revenue.  While market rental rates increased substantially in 2000, we have experienced reductions in market rental rates in 2001 (18.1% from January to September) as market conditions reset to more sustainable levels.  Economic occupancy decreased in the Northern California region from 97.8% for the nine months ended September 30, 2000 to 94.8% for the same period of 2001.

Management fees increased 28.7% for the three months ended and 29.4% for the nine months ended September 30, 2001 primarily due to the formation of the Avalon Terrace joint venture and the management of a new third-party community in connection with the development of a new community.

Operating expenses, excluding property taxes increased 16.0% for the three months ended and 17.1% for the nine months ended September 30, 2001 primarily due to the addition of newly developed, redeveloped and acquired apartment homes, and separation costs of $2,493,000 due to the departure of a senior executive during the first quarter of 2001.  Maintenance, insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

Established Communities - Operating expenses, excluding property taxes increased $1,668,000 (8.7%) to $20,775,000 for the three months ended September 30, 2001 compared to $19,107,000 for the same period of 2000.  These expenses increased $5,009,000 (9.2%) to $59,514,000 for the nine months ended September 30, 2001 compared to $54,505,000 for the same period of 2000.  These increases are primarily the result of higher insurance, marketing and redecorating costs.

Property taxes increased 10.0% for the three months ended and 12.6% for the nine months ended September 30, 2001 primarily due to the addition of newly developed, redeveloped or acquired apartment homes, partially offset by the sale of communities.  Property taxes on Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase.

Established Communities - Property taxes increased $172,000 (2.0%) to $8,737,000 for the three months ended September 30, 2001 compared to $8,565,000 for the same period of 2000.  Property taxes increased $674,000 (2.7%) to $25,654,000 for the nine months ended September 30, 2001 compared to $24,980,000 for the same period of 2000. These increases are primarily due to higher assessments throughout all regions.

Interest expense increased 24.9% for the three months ended and 21.6% for the nine months ended September 30, 2001 primarily due to the issuance of $350,000,000 of unsecured notes during the second half of 2000 and the issuance of $300,000,000 of unsecured notes in September 2001.

Depreciation expense increased 5.1% for the three months ended and 4.6% for the nine months ended September 30, 2001 due to the addition of newly developed, redeveloped and acquired apartment homes, partially offset by the sale of communities.

General and administrative increased 1.8% for the three months ended and 14.4% for the nine months ended September 30, 2001 primarily due to an increase in office personnel and related payroll costs.  In addition, there was an increase in compensation expense as costs for certain officers and associates were expensed in the current period but were capitalized a year ago as those officers and associates served the Company in a different capacity.

Equity in income of unconsolidated joint ventures decreased 16.9% for the three months ended and 75.1% for the nine months ended September 30, 2001 primarily due to our pro rata share of net losses from a technology investment accounted for under the equity method as well as a valuation allowance of $934,000 for the nine months ended September 30, 2001 recorded for an investment in a technology company accounted for under the cost method.

Interest income increased 25.2% for the three months ended and 50.3% for the nine months ended September 30, 2001 due to an increase in average cash balances invested.

Gain on sale of communities increased $24,577,000 (169.3%) to $39,098,000 from $14,521,000 for the three months ended September 30, 2001 compared to the same period of the previous year. Gain on sale of communities increased by $10,726,000 (32.2%) to $43,999,000 from $33,273,000 for the nine months ended September 30, 2001 compared to the same periods of 2000.  These gains represent the sale of three communities containing an aggregate of 1,708 apartment homes in the third quarter of 2001 and three communities consisting of an aggregate of 708 apartment homes in the same period of 2000.  The gains for the nine months ended September 30 represent the sale of four communities containing 1,934 apartment homes in the year 2001 and six communities containing 1,554 apartment homes in the year 2000.

Funds from Operations

We consider Funds from Operations (“FFO”) to be an appropriate measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures.  We believe that to understand our operating results, FFO should be examined with net income as presented in the Condensed Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report.  FFO is determined based on a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts®, and is defined as:

•      net income or loss computed in accordance with generally accepted accounting principles (“GAAP”), except that excluded from net income or loss are gains or losses on sales of property and extraordinary (as defined by GAAP) gains or losses on debt restructuring;

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

For the three months ended September 30, 2001, FFO increased to $72,319,000 from $64,498,000 for the same period of 2000.  For the nine months ended September 30, 2001, FFO increased to $211,187,000 from $184,082,000 for the same period of 2000.  These increases are primarily due to the completion of new Development and Redevelopment Communities as well as growth in earnings from Established Communities.

	For the three months ended		For the nine months ended
	(dollars in thousands)		(dollars in thousands)
	9-30-01	9-30-00	9-30-01	9-30-00
Net income	$86,668	$58,494	$186,785	$156,323
Preferred dividends	(7,439)	(9,944)	(26,771)	(29,834)
Depreciation - real estate assets	31,512	29,830	93,183	88,877
Joint venture adjustments	283	200	813	590
Minority interest expense	393	439	1,176	1,399
Gain on sale of communities	(39,098)	(14,521)	(43,999)	(33,273)
Funds from Operations	$72,319	$64,498	$211,187	$184,082

Net cash provided by operating activities	$63,694	$80,826	$235,354	$204,267
Net cash used in investing activities	$(35,748)	$(60,583)	$(212,969)	$(207,643)
Net cash provided by (used in) financing activities	$159,278	$(11,553)	$121,774	$6,117

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

Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include the following:

•          carpet and appliance replacements;

•          floor coverings;

•          interior painting; and

•          other redecorating costs.

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500.  We generally expense purchases of personal property made for replacement purposes.  The application of these policies for the nine months ended September 30, 2001 resulted in non-revenue generating capitalized expenditures for Stabilized Communities of approximately $191 per apartment home.  For Stabilized Communities, we charged an average of $941 per apartment home to maintenance expense for the nine months ended September 30, 2001, including carpet and appliance replacements.  This compares to $114 and $866 per apartment home for capital expenditures and maintenance, respectively, expensed for the comparable period of 2000.  We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases.

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

Cash and cash equivalents increased $144,159,000 to $201,393,000 for the nine months ended September 30, 2001 compared to an increase in cash and cash equivalents of $2,741,000 to $10,362,000 for the nine months ended September 30, 2000.

Net cash provided by operating activities totaled $235,354,000 for the nine months ended September 30, 2001, an increase of $31,087,000 provided over the same period of 2000. The increase was primarily attributable to additional operating income from newly developed and redeveloped communities as well as growth in operating income from Established Communities partially offset by the sale of communities.

Net cash used in investing activities totaled $212,969,000 for the nine months ended September 30, 2001, an increase of $5,326,000 used over the same period of 2000.  This increase is primarily due to an increase in expenditures in development and redevelopment activity partially offset by an increase in proceeds from the sale of communities.

Net cash provided by financing activities totaled $121,774,000 for the nine months ended September 30, 2001, an increase of $115,657,000 over the same period of 2000.  Net cash provided for the nine months ended September 30, 2001 is primarily due to proceeds from the issuance of $300,000,000 of senior notes in September 2001 partially offset by the redemption of our Series F Preferred Stock.

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

•      opportunities for the acquisition of improved property; and

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

Variable Rate Unsecured Credit Facility

Our unsecured revolving credit facility is furnished by a consortium of banks and provides $500,000,000 in short-term credit.  Under the terms of the credit facility, the Company has the option of increasing the facility up to $650,000,000.  We pay participating banks an annual facility fee of $750,000 in equal quarterly installments. The unsecured credit facility bears interest at varying levels tied to the London Interbank Offered Rate (LIBOR) based on ratings levels achieved on our unsecured notes and on a maturity schedule selected by us.  The current stated pricing is LIBOR plus 0.60% per annum (2.9% on November 1, 2001).  A competitive bid option is available for borrowings of up to $400,000,000.  This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility.  The competitive bid option may result in lower pricing if market conditions allow.  Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.43% for amounts most recently borrowed under the competitive bid option.  At November 1, 2001, zero was outstanding, $86,691,000 was used to provide letters of credit and $413,309,000 was available for borrowing under the unsecured credit facility.  We intend to use borrowings under the unsecured credit facility for:

•              capital expenditures;

•              construction, development, reconstruction and redevelopment costs;

•              acquisitions;

•              credit enhancement for tax-exempt bonds

•              short-term financing of maturing long-term debt; and

•              working capital purposes.

Interest Rate Protection Agreements

We are not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on approximately $168,000,000 of our variable rate tax-exempt indebtedness.  We intend, however, to evaluate the need for long–term interest rate protection agreements as interest rate market conditions dictate, and we have engaged a consultant to assist in managing our interest rate risks and exposure.

Future Financing and Capital Needs

As of September 30, 2001, we had 15 new communities under construction.  Also, one additional community is being built by an unaffiliated third party with whom we have entered into a forward purchase commitment.  As of September 30, 2001, a total estimated cost of $459,645,000 remained to be invested in these communities.  In addition, we had three other communities under reconstruction, for which an estimated $20,961,000 remained to be invested as of September 30, 2001.

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

Our liquidity could be adversely impacted by expanding development activities and/or reduced capital (as compared to prior years) available from asset sales.  To meet the balance of our liquidity needs under such conditions, we would need to arrange additional capacity under our existing unsecured credit facility, sell additional existing communities and/or issue additional debt or equity securities.  While we believe we have the financial position to expand our short-term credit capacity and support our capital markets activity, we cannot assure you that we will be successful in completing these arrangements, sales or offerings.  The failure to complete these transactions on a cost-effective basis could have a material adverse impact on our operating results and financial condition, including the abandonment of deferred development costs and a resulting charge to earnings.

It is our policy to sell assets that do not meet our long-term investment criteria when market conditions are favorable, and redeploy the proceeds.  Under our disposition program, we solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal.  We intend to actively seek buyers for communities held for sale.  However, we cannot assure you that these assets can be sold on terms that we consider satisfactory.

The assets that we have identified for disposition include land, buildings and improvements, and furniture, fixtures and equipment.  Total real estate, net of accumulated depreciation, of all communities identified for sale at September 30, 2001 totaled $73,851,000.  Certain individual assets are secured by mortgage indebtedness which may be assumed by the purchaser or repaid from our net sales proceeds.  Our Condensed Consolidated Statements of Operations and Other Comprehensive Income include net income from these communities of $1,599,000 for the three months ended September 30, 2001 and $3,937,000 for the nine months ended September 30, 2001.  Our Condensed Consolidated Statements of Operations and Other Comprehensive Income include net income from these communities of $698,000 for the three months ended September 30, 2000 and $2,208,000 for the nine months ended September 30, 2000.

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

We are a member of Constellation Real Technologies LLC, an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities.  Our capital commitment to Constellation Real Technologies is $4.0 million. As of September 30, 2001, we have contributed approximately $959,000.

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured credit facility:

						(Dollars in thousands)
	All-In interest rate (1)	Principal maturity date
			Balance Outstanding			Scheduled Maturities
Community			12-31-00	9-30-01		2001	2002	2003	2004	2005	Thereafter
Tax-Exempt Bonds

Fixed Rate
Avalon at Foxchase I	5.88%	Nov-2007	$16,800	$16,800	(3)	$--	$--	$--	$--	$--	$16,800
Avalon at Foxchase II	5.88%	Nov-2007	9,600	9,600	(3)	--	--	--	--	--	9,600
Fairway Glen	5.88%	Nov-2007	9,580	9,580	(3)	--	--	--	--	--	9,580
CountryBrook	7.87%	Mar-2012	18,934	18,668		91	386	417	451	488	16,835
Waterford	5.88%	Aug-2014	33,100	33,100	(3)	--	--	--	--	--	33,100
Avalon at Mountain View	5.88%	Mar-2017	18,300	18,300	(3)	--	--	--	--	--	18,300
Avalon at Dulles	7.04%	Jul-2024	12,360	12,360		--	--	--	--	--	12,360
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780		--	--	--	--	--	9,780
Avalon View	7.55%	Aug-2024	18,465	18,205		90	373	397	425	455	16,465
Avalon at Lexington	6.56%	Feb-2025	14,347	14,143		67	288	307	326	347	12,808
Avalon Oaks	6.95%	Feb-2041	--	17,740		71	90	97	104	111	17,267
Avalon at Nob Hill	5.80%	Jun-2025	20,013	19,814	(3)	69	288	308	331	355	18,463
Avalon at Mission Viejo	5.50%	Jun-2025	7,354	7,281	(3)	25	105	112	121	129	6,789
Avalon Campbell	6.48%	Jun-2025	36,981	36,538	(3)	151	637	684	733	786	33,547
Avalon Pacifica	6.48%	Jun-2025	16,775	16,574	(3)	69	289	310	332	356	15,218
Crossbrook	6.48%	Jun-2025	8,156	--	(2)	--	--	--	--	--	--
Avalon Knoll	6.95%	Jun-2026	13,393	13,244		51	214	230	246	263	12,240
Avalon Landing	6.85%	Jun-2026	6,626	6,551		26	108	116	124	132	6,045
Avalon Fields	7.05%	May-2027	11,609	11,494		42	169	180	193	207	10,703
Avalon West	7.73%	Dec-2036	8,579	8,537		15	61	65	70	75	8,251
			290,752	298,309		767	3,008	3,223	3,456	3,704	284,151
Variable Rate
Avalon Devonshire		Dec-2025	27,305	27,305		--	--	--	--	27,305
Avalon at Fairway Hills I		Jun-2026	11,500	11,500		--	--	--	--	11,500
Avalon at Laguna Niguel		Mar-2009	10,400	10,400		--	--	--	--	10,400
Avalon Greenbriar		May-2026	18,755	18,755		--	--	--	--	18,755
			67,960	67,960		--	--	--	--		67,960
Conventional Loans
Fixed Rate
$100 Million unsecured notes	7.375%	Sep-2002	100,000	100,000		--	100,000	--	--	--	--
$50 Million unsecured notes	6.25%	Jan-2003	50,000	50,000		--	--	50,000	--	--	--
$100 Million unsecured notes	6.50%	Jul-2003	100,000	100,000		--	--	100,000	--	--	--
$125 Million medium-term notes	6.58%	Feb-2004	125,000	125,000		--	--	--	125,000	--	--
$100 Million unsecured notes	6.625%	Jan-2005	100,000	100,000		--	--	--	--	100,000	--
$50 Million unsecured notes	6.50%	Jan-2005	50,000	50,000		--	--	--	--	50,000	--
$150 Million unsecured notes	6.80%	Jul-2006	150,000	150,000		--	--	--	--	--	150,000
$110 Million unsecured notes	6.875%	Dec-2007	110,000	110,000		--	--	--	--	--	110,000
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000		--	--	--	--	--	50,000
$150 Million medium-term notes	8.25%	Jul-2008	150,000	150,000		--	--	--	--	--	150,000
$150 Million medium-term notes	7.50%	Aug-2009	150,000	150,000		--	--	--	--	--	150,000
$200 Million medium-term notes	7.50%	Dec-2010	200,000	200,000		--	--	--	--	--	200,000
$300 Million medium-term notes	6.625%	Sep-2011	--	300,000		--	--	--	--	--	300,000
Avalon Redmond Place	7.31%	May-2001	11,042	--		--	--	--	--	--	--
Avalon at Pruneyard	7.25%	May-2004	12,870	12,870		--	--	--	12,870	--	--
Avalon Walk II	8.93%	Aug-2004	12,300	12,106		70	288	315	11,433	--	--
			1,371,212	1,659,976		70	100,288	150,315	149,303	150,000	1,110,000
Variable Rate
Avalon on the Sound		2002	--	53,218		--	53,218	--	--	--	--

Total indebtedness - excluding unsecured credit facility			$1,729,924	$2,079,463		$837	$156,514	$153,538	$152,759	$153,704	$1,462,111

(1) Includes credit enhancement fees, facility fees, trustees, etc.

(2) The remaining loan balance was repaid in connection with the disposition of the community during 2001.

(3) Interest rate is effectively fixed through a swap agreement.

Redemption of Preferred Stock

In June 2001, we redeemed all 4,455,000 outstanding shares of our 9.00% Series F Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.1625 in accrued and unpaid dividends, for an aggregate redemption price of $25.1625 per share.  In October 2001, we redeemed all 4,300,000 outstanding shares of our 8.96% Series G Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.4418 in accrued and unpaid dividends, for an aggregate redemption price of $25.4418 per share.  We currently have other series of redeemable preferred stock outstanding sharing an aggregate stated value of $239,192,500.  These series become redeemable at our option at various times over the next seven years.  As such series become redeemable, we will evaluate the requirements necessary for such redemptions as well as the cost-effectiveness based on the existing market conditions.

	Shares outstanding	Payable quarterly	Annual rate	Liquidation preference	Non-redeemable prior to
Series	November 1, 2001
C	2,300,000	March, June, September, December	8.50%	$25	June 20, 2002

D	3,267,700	March, June, September, December	8.00%	$25	December 15, 2002

H	4,000,000	March, June, September, December	8.70%	$25	October 15, 2008

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

Natural Disasters

Many of our West Coast communities are located in the general vicinity of active earthquake faults.  In July 1998, we obtained a seismic risk analysis from an engineering firm which estimated the probable maximum loss (“PML”) for each of the 60 West Coast communities that we owned at that time and for each of the five West Coast communities under development at that time.  To establish a PML, the engineers define a severe earthquake event for the applicable geographic area.  The PML is the building damage and business interruption loss that is estimated to have only a 10% probability of being exceeded in a fifty-year period in the event of such an earthquake.  Because a significant number of our communities are located in the San Francisco Bay Area, the engineers' analysis assumed an earthquake on the Hayward Fault with a Richter Scale magnitude of 7.1.  Based on this earthquake scenario, the engineers determined the PML at that time to be $113,000,000 for the 60 West Coast communities that we owned at that time and the five West Coast communities then under development.  The actual aggregate PML could be higher or lower as a result of variations in soil classifications and structural vulnerabilities.  For each community, the engineers' analysis calculated an individual PML as a percentage of the community's replacement cost and projected revenues.  We cannot assure you that:

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

We are currently completing a new PML analysis which we expect to be complete before the end of the year.

In November 2001, we renewed our earthquake insurance.  For any single occurrence, and in the aggregate, we have in place with respect to communities located in California, $67,000,000 of coverage with a five percent deductible.  The five percent deductible is subject to a minimum of $100,000 per occurrence.  Earthquake coverage outside of California, with the exception of Washington State, is subject to a $100,000,000 limit and a $100,000 deductible per occurrence.  In addition, up to an aggregate of $2,000,000, the next $400,000 of loss per occurrence will be treated as an additional deductible.  Coverage in Washington State is subject to a $65,000,000 limit, with the same deductible.  Our general liability and property insurance program provides coverage for public liability and fire damage.  In the event an uninsured disaster or a loss in excess of insured limits were to occur, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community.  Any such loss could materially and adversely affect our business and our financial condition and results of operations.

Insurance

We have noted that the insurance and reinsurance markets have worsened as compared to the prior year, which we believe will result in higher insurance costs for the entire real estate sector.  The impact of the terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 have further deteriorated these markets.

Our annual general liability policy was renewed on August 1, 2001, and our property coverage was renewed on November 1, 2001.  While the insurance coverage provided for in the renewal policies has not materially changed from the preceding year, the level of our deductible and premiums costs have increased significantly.  We expect that our insurance costs will increase by approximately $9.2 million (of which $4 million is for the primary layer of property coverage) including the cost of deductible allocations, which represents uninsured losses that previously would have been covered by insurance. The remaining $5.2 million increase is for the upper layers of property coverage and casualty coverage.

Development Communities

As of September 30, 2001, we had 15 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 3,886 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $765,700,000.  Statements regarding the future development or performance of the Development Communities are forward-looking statements.  We cannot assure you that:

•      we will complete the Development Communities;

•      our budgeted costs or estimates of occupancy rates will be realized;

•      our schedule of leasing start dates or construction completion dates will be achieved; or

•      future developments will realize returns comparable to our past developments.

You should carefully review the discussion under “Risks of Development and Redevelopment” on the following page.

We hold a fee simple ownership interest in thirteen of the Development Communities, and membership interests in two separate partnerships that each hold a fee simple interest in a Development Community.

The following table presents a summary of the Development Communities:

		Number of	Budgeted			Estimated	Estimated
		apartment	cost (1)	Construction	Initial	completion	stabilization
		homes	($ millions)	start	occupancy (2)	date	date (3)
1.	Avalon at Edgewater Edgewater, NJ	408	$75.6	Q3 1999	Q2 2001	Q2 2002	Q4 2002
2.	Avalon on the Sound (4) New Rochelle, NY	412	$92.1	Q4 1999	Q2 2001	Q4 2001	Q3 2002
3.	Avalon at Freehold Freehold, NJ	296	$33.1	Q2 2000	Q3 2001	Q1 2002	Q3 2002
4.	Avalon Harbor Stamford, CT	323	$60.7	Q3 2000	Q1 2002	Q4 2002	Q2 2003
5.	Avalon Belltown Seattle, WA	100	$19.2	Q3 2000	Q3 2001	Q4 2001	Q3 2002
6.	Avalon Towers on the Peninsula Mountain View, CA	211	$65.9	Q3 2000	Q1 2002	Q2 2002	Q4 2002
7.	Avalon at Cahill Park San Jose, CA	218	$50.5	Q4 2000	Q1 2002	Q3 2002	Q1 2003
8.	Avalon Riverview I Long Island City, NY	372	$102.5	Q4 2000	Q2 2002	Q4 2002	Q2 2003
9.	Avalon at Mission Bay North San Francisco, CA	250	$79.5	Q1 2001	Q4 2002	Q1 2003	Q3 2003
10.	Avalon Oaks West Wilmington, MA	120	$17.7	Q1 2001	Q4 2001	Q2 2002	Q4 2002
11.	Avalon Ledges Weymouth, MA	304	$37.7	Q2 2001	Q2 2002	Q1 2003	Q3 2003
12.	Avalon Orchards Marlborough, MA	156	$21.7	Q2 2001	Q1 2002	Q4 2002	Q2 2003
13.	Avalon at Arlington Square II Arlington, VA	332	$43.9	Q3 2001	Q3 2002	Q1 2003	Q3 2003
14.	Avalon at Flanders Hill Westborough, MA	280	$38.4	Q3 2001	Q3 2002	Q2 2003	Q4 2003
15.	Avalon New Canaan (5) New Canaan, CT	104	$27.2	Q3 2001	Q3 2002	Q4 2002	Q2 2003

	Subtotal	3,886	$765.7

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

(4)   This community is being developed under a joint venture structure and the joint venture entity (a limited liability company) has obtained third-party debt financing. Our equity funding of the total budgeted costs is expected to be $13.3 million.

(5)   The land for this community is currently owned by Town Close Associates Limited Partnership in which the Company is a majority partner. It is currently anticipated that the land seller will retain a minority limited partner interest. The costs reflected above are net of construction and management fees due to AvalonBay.

Redevelopment Communities

As of September 30, 2001 we had three communities under redevelopment.  We expect the total budgeted cost to complete these Redevelopment Communities, including the cost of acquisition and redevelopment, to be approximately $290,800,000, of which approximately $64,100,000 is the additional capital invested or expected to be invested above the original purchase cost.  Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements.  We have found that the cost to redevelop an existing apartment community is more difficult to budget than the cost to develop a new community.  Accordingly, we expect that actual costs may vary from budget by a wider range than for a new development community.  We cannot assure you that we will meet our schedules for redevelopment completion, or that we will meet our budgeted costs, either individually or in the aggregate.  See the discussion under “Risks of Development and Redevelopment” below.

The following presents a summary of Redevelopment Communities:

		Number of apartment		Budgeted Cost ($ millions)			Estimated restabilized
		homes	Acquisition cost	Total cost (1)	Reconstruction	Reconstruction	operations

1.	Avalon at Media Center Burbank, CA	748	$55.3	$75.3	Q1 2000	Q1 2002	Q2 2002
2.	Avalon at Prudential Center Boston, MA	781	$133.9	$154.5	Q4 2000	Q4 2002	Q2 2003
3.	Avalon Terrace (4) Stamford, CT	388	$37.5	$61.0	Q4 2000	Q2 2002	Q4 2002

	Total	1,917	$226.7	$290.8

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

(4)   This community is being redeveloped in a joint venture structure with third party financing. Our portion of the total cost for this unconsolidated joint venture is projected to be $9.6 million after project based debt.

Development Rights

As of September 30, 2001, we are considering the development of 31 new apartment communities.  These Development Rights range from land owned or under contract for which design and architectural planning has just begun to land under contract or owned by us with completed site plans and drawings where construction can begin almost immediately. We estimate that the successful completion of all of these communities would ultimately add 9,196 upscale apartment homes to our portfolio.  At September 30, 2001, the cumulative capitalized cost incurred in pursuit of the 31 Development Rights, including the cost of land acquired in connection with seven of the Development Rights, was approximately $79,400,000, of which $55,700,000 was the cost of land.  Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

We generally hold Development Rights through options to acquire land.  The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made are business judgments that we make after we perform financial, demographic and/or other analyses.  We will consider the use of debt as well as other financing structures to finance the development of these Development Rights scheduled to start construction after October 1, 2001.  Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of our FFO.

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

The following presents a summary of the 31 Development Rights we are currently pursuing:

				Total
			Estimated	budgeted
			number	costs
	Location		of homes	($ millions)
1.	North Bethesda, MD		386	$46
2.	Washington, D.C.	(1)	203	50
3.	North Bethesda, MD		499	85
4.	Darien, CT	(1)	189	39
5.	Wilton, CT		113	24
6.	Glendale, CA		223	49
7.	Newton, MA		294	58
8.	Lawrence, NJ		312	43
9.	Danbury, CT		253	36
10.	Seattle, WA	(1)	154	50
11.	Coram, NY		450	65
12.	Los Angeles, CA	(1)	309	59
13.	Kirkland, WA		215	50
14.	Oakland, CA	(1)	180	40
15.	Orange, CT	(1)	168	21
16.	Bellevue, WA		349	63
17.	Glen Cove, NY		256	71
18.	Hingham, MA		270	44
19.	Bedford, MA		139	21
20.	North Potomac, MD		520	61
21.	New Rochelle, NY Phase II and III		588	144
22.	Washington, D.C.	(1)	144	30
23.	Cohasset, MA		240	38
24.	Stratford, CT		146	18
25.	Milford, CT		284	35
26.	Long Island City, NY Phase II and III		539	162
27.	Greenburgh, NY Phase II and III		766	139
28.	Andover, MA		136	21
29.	San Francisco, CA		303	106
30.	Hopewell, NJ Phase I		280	40
31.	Hopewell, NJ Phase II		288	43

	Totals		9,196	$1,751

(1) Company owns land, but construction has not yet begun.

Risks of Development and Redevelopment

We intend to continue to pursue the development and redevelopment of apartment home communities.  Our development and redevelopment activities may be exposed to the following industry risks:

•      we may abandon opportunities we have already begun to explore, or defer development once started, based on further review of, or changes in, financial, demographic, environmental or other factors;

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

•      allocated development or redevelopment overhead; and

•      other regulatory fees determined in accordance with GAAP.

We believe that we could experience increases in construction costs with respect to development communities resulting in total construction costs that exceed original budgets.  Likewise, costs to redevelop communities that have been acquired have, in some cases, exceeded our original estimates and similar increases in costs may be experienced in the future.  We cannot assure that market rents in effect at the time new development communities or redeveloped communities complete lease-up will be sufficient to either fully offset the effects of any increased construction or reconstruction costs or to achieve the original projected yields for these communities (i.e., return on invested capital).

Capitalized Interest

In accordance with GAAP, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy.  Interest that is incurred thereafter and allocated to a completed apartment home within the community is expensed.  Capitalized interest totaled $7,221,000 for the three months ended September 30, 2001 and $19,340,000 for the nine months ended September 30, 2001.  Capitalized interest totaled $5,255,000 for the three months ended September 30, 2000 and $12,912,000 for the nine months ended September 30, 2000.

Part I.	FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2000.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

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

Distribution Agreement, dated December 21, 1998, among the Company and the Agents, including Administrative Procedures, relating to the Company’s medium-term notes. (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 21, 1998.)

1.2	--

First Amendment, dated as of June 27, 2000, to Distribution Agreement, dated December 21, 1998, among the Company and the Agents. (Incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed on July 11, 2000.)

1.3	--

Second Amendment, dated as of August 31, 2001, to the Distribution Agreement, dated December 21, 1998, by and among the Company and the Agents named therein. (Incorporated by reference to Exhibit 1.3 to the Company's Current Report on Form 8-K filed on September 5, 2001.)

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

4.10	--	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form 3-S of the Company, File No. 333-87063.)

4.11	--

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

†10.1	--	Employment Agreement, dated as of September 10, 2001, between the Company and Leo S. Horey. (Filed herewith.)

†12.1	--	Statements re: Computation of Ratios.

(b) Reports on Form 8-K

On September 5, 2001, the Company filed a Report on Form 8-K to disclose that the Company filed a prospectus supplement to the prospectus contained in its Registration Statement on Form S-3 (File No. 333-57888), which was declared effective by the Securities and Exchange Commission on April 11, 2001, relating to the offering from time to time of medium-term notes in an aggregate principal amount of up to $750,000,000.  In connection with the filing of the prospectus supplement, the Company amended the Distribution Agreement, dated December 21, 1998, by and among the Company and the Agents identified therein, as previously amended on June 27, 2000, to effect a change in the Agents involved in the distribution of the medium-term notes.

On September 28, 2001, the Company filed a Report on Form 8-K to disclose that it published and mailed notice of its intention to redeem all outstanding shares of its 8.96% Series G Cumulative Redeemable Preferred Stock (the "Series G Preferred Stock") on October 26, 2001 at a price of $25.00 per share, plus $0.4418 in accrued and unpaid dividends to the redemption date, for an aggregate redemption price of $25.4418 per share of Series G Preferred Stock

† filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	November 14, 2001	/S/ Thomas J. Sargeant
Thomas J. Sargeant
Executive Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)