Form 10-K
period 2001-12-31
AVALONBAY COMMUNITIES INC
filed 2002-03-26
CIK 915912

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

                   For the fiscal year ended December 31, 2001

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

                               Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the Registrant, as of March 1, 2002 was $3,229,266,823.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 1, 2002 was 68,780,976.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2002 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----


                                                   PART I

ITEM 1.         BUSINESS.................................................................................1

ITEM 2.         COMMUNITIES..............................................................................6

ITEM 3.         LEGAL PROCEEDINGS.......................................................................29

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.........................................29

                                                  PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                          STOCKHOLDER MATTERS...........................................................30

ITEM 6.         SELECTED FINANCIAL DATA.................................................................31

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS...........................................34

ITEM 7a.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                          MARKET RISK...................................................................47

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................49

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                          ON ACCOUNTING AND FINANCIAL DISCLOSURE........................................49

                                                  PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..........................................49

ITEM 11.        EXECUTIVE COMPENSATION..................................................................49

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                          AND MANAGEMENT................................................................49

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................49

                                                  PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                          REPORTS ON FORM 8-K...........................................................50

SIGNATURES      ........................................................................................55

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled "Forward-Looking Statements" on page 34 of this Form 10-K.

ITEM 1.         BUSINESS

General

AvalonBay is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the ownership and operation of upscale apartment communities (which generally command among the highest rents in their submarkets) in high barrier-to-entry markets of the United States. This is because we believe that, over the long term, the limited new supply of upscale apartment homes in these markets will result in larger increases in cash flows relative to other markets. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense in-fill locations where zoned and entitled land is in limited supply. Our markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. We believe that we have penetrated substantially all of the high barrier-to-entry markets of the country.

As of March 1, 2002, we owned or held a direct or indirect ownership interest in 126 operating apartment communities containing 37,228 apartment homes in eleven states and the District of Columbia, of which three communities containing 1,896 apartment homes were under redevelopment. In addition to these operating communities, we also owned 15 communities under construction that will contain 3,963 apartment homes and rights to develop an additional 30 communities that, if developed as expected, will contain an estimated 8,918 apartment homes. We generally obtain ownership in an apartment community by developing a new community on vacant land or by acquiring and either repositioning or redeveloping an existing community. In selecting sites for development, redevelopment or acquisition, we favor locations that are near expanding employment centers and convenient to recreation areas, entertainment, shopping and dining.

Our real estate investments consist of Established Communities, Other Stabilized Communities, Development Communities and Redevelopment Communities. A description of these segments and other related information can be found in Note 9 of the Consolidated Financial Statements set forth in Item 8 of this report.

Our principal operating objectives are to develop, own and operate, in our selected markets, high quality, upscale communities that contain features and amenities desired by prospective residents, and to provide our residents with efficient and effective service. Our principal financial goals are to successfully implement those operating objectives in a cost effective manner and thereby increase long-term stockholder value by increasing operating cash flow and Funds from Operations (as defined by the National Association of Real Estate Investment Trusts). For a description of the meaning of Funds from Operations and its use and limitation as an operating measure, see the discussion titled "Funds from Operations" in Item 7 of this report. Our strategies and goals to achieve these objectives include:

        - generating consistent, sustained earnings growth at each community through increased revenue, by balancing high occupancy with premium pricing, and increased operating margins from operating expense management;

        - investing selectively in new development, redevelopment and acquisition communities in markets with growing or high potential for demand and high barriers-to-entry;

        - selling communities in markets where we seek to adjust our market penetration; and

        - maintaining a conservative capital structure to provide continuous access to cost-effective capital.

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

Development Strategy. We carefully select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily apartment communities in high barrier-to-entry markets of the United States, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive offices in Alexandria, Virginia, we also maintain regional offices and administrative or specialty offices in or near the following cities:

        -   Boston, Massachusetts;

        -   Chicago, Illinois;

        -   Newport Beach, California;

        -   New York, New York;

        -   San Jose, California;

        -   Wilton, Connecticut;

        -   Woodbridge, New Jersey; and

        -   Seattle, Washington

After selecting a target site, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally enable us to acquire the target site shortly before the start of construction, which reduces development-related risks as well as preserves capital. After we acquire land, we generally shift our focus to construction. Except for certain mid-rise and high-rise apartment communities where we may elect to use third-party general contractors or construction managers, we act as our own general contractor and construction manager. We believe this enables us to achieve higher construction quality, greater control over construction schedules and significant cost savings. Our development and property management teams monitor construction progress to ensure high quality workmanship and a smooth and timely transition into the leasing and operational phase.

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

Disposition Strategy. To optimize our concentration of communities in selected high barrier-to-entry markets, we sell assets that do not meet our long-term investment criteria when market conditions are favorable and redeploy the proceeds from those sales to develop and redevelop communities under construction or reconstruction. This disposition strategy acts as a source of capital because we are able to redeploy the net proceeds from our dispositions in lieu of raising that amount of capital externally. When we decide to sell a community, we solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal. In connection with this disposition program, we disposed of a total of seven communities since January 1, 2001. The net proceeds from the sale of these assets were approximately $239,000,000. However, we cannot provide assurance that we will be able to continue our current disposition strategy or that assets we identify for sale can be sold on terms that are satisfactory to us. For 2002, we plan to significantly curtail disposition activity in response to the current capital and real estate markets.

Acquisition Strategy. Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. Between January 1, 2001 and March 1, 2002, we acquired three communities containing 995 apartment homes. These communities were acquired in connection with a forward purchase contract agreed to in 1997. This expansion is consistent with our strategy to achieve long-term earnings growth by providing a high quality platform for expansion while also providing additional economic and geographic diversity. The acquisition of these presale communities was designed to achieve rapid penetration into markets that are generally supply constrained and in which we had no significant presence. We have one presale commitment provided for under a separate agreement which is expected to close in the second quarter of 2002.

Property Management Strategy. We intend to increase operating income through innovative, proactive property management that will result in higher revenue with controlled operating expenses from communities.

Our principle strategies to maximize revenue include:

        -   strong focus on resident satisfaction;

        - staggering lease terms based on vacancy exposure by apartment type, so that lease expirations are better matched to each community's traffic patterns;

        -   increasing rents as market conditions permit;

        -   managing community occupancy for optimal rental revenue levels; and

        -   applying new technology to optimize revenue from each community.

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

        -   bid third-party contracts on a volume basis;

        - strive to retain residents through high levels of service in order to eliminate the cost of preparing an apartment home for a new resident and to reduce marketing and vacant apartment utility costs;

        - perform turnover work in-house or hire third-parties, generally depending upon the least costly alternative; and

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

We have invested in five technology companies in the belief that the development and application of their technology and services will improve the operating performance of our real estate holdings. Our most significant technology investment is in Realeum, Inc. Realeum is engaged in the development of an on-site property management system and leasing automation system to enable management to capture, review and analyze data to a greater extent than is possible using existing commercial software. To help monitor this investment, Thomas J. Sargeant, our Executive Vice President and Chief Financial Officer, is a director of Realeum. We are also a member of Constellation Real Technologies LLC, an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities. Our original commitment to Constellation was $4,000,000 and we have contributed $959,000 to date. Constellation has proposed a reduction in the aggregate amount of capital commitments from its members. If that proposal is accepted, our revised commitment would fall to $2,600,000. The aggregate carrying value of all of our technology investments, including Realeum and Constellation, at March 1, 2002 was $4,800,000.

Financing Strategy. We have consistently maintained, and intend to continue to maintain, a conservative capital structure, largely comprised of common equity. At December 31, 2001, our debt-to-total market capitalization (i.e., the aggregate of the market value of common stock, the liquidation preference of preferred stock and the principle amount of debt) was 37.1%, and our permanent long-term floating rate debt, not including borrowings under the unsecured credit facility, was only 1.2% of total market capitalization.

Before planned construction or reconstruction activity begins, we intend to arrange adequate capital sources to complete such undertakings, although we cannot assure you that we will be able to obtain such financing. During 2001, substantially all of our construction and reconstruction activities were funded by issuance of unsecured debt securities, asset sales, through nontaxable like-kind exchanges, and retained operating cash. In the event that financing cannot be obtained, we may have to abandon planned development activities, write-off associated pursuit costs and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such pursuits, and the related write-off of costs will increase current period expenses.

We estimate that a portion of our short-term liquidity needs will be met from retained operating cash and borrowings under our $500,000,000 variable rate unsecured credit facility. At March 1, 2002, zero was outstanding, $85,820,000 was used to provide letters of credit and $414,180,000 was available for borrowing under the unsecured credit facility.

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

Inflation and Tax Matters

Substantially all of our leases are for a term of one year or less, which may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Such short-term leases generally minimize the risk to us of the adverse effects of inflation, although as a general rule these leases permit residents to leave at the end of the lease term without penalty. Our current policy is generally to permit residents to terminate leases upon an agreed advance written notice and a lease termination payment, as provided for in the resident's lease. Short-term leases combined with relatively consistent demand have allowed rents, and therefore cash flow from the portfolio, to provide an attractive inflation hedge.

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

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials, or ACMs, when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with our ownership and operation of apartment communities, we potentially may be liable for such costs. We are not aware that any ACMs were used in connection with the construction of the communities developed by us. However, we are aware that ACMs were used in connection with the construction of certain communities acquired by us. We do not anticipate that we will incur any material liabilities in connection with the presence of ACMs at these communities. We currently have an operations and maintenance program for ACMs at each of the communities at which ACMs have been detected.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at a community owned by us could require us to undertake a costly remediation program to contain or remove the mold from the affected community. In addition, the presence of significant mold could expose us to liability from residents and others if property damage or health concerns arise.

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

However, we are aware that the migration of contamination from an upgradient landowner near a community owned by us (Avalon at Silicon Valley, formerly known as Toscana) has affected the groundwater there. The upgradient landowner is undertaking remedial response actions and a ground water treatment system has been installed. We expect that the upgradient landowner will take all necessary remediation actions and ensure the ongoing operation and maintenance of the ground water treatment system. The upgradient landowner has also provided an indemnity that runs to current and future owners of the property and upon which we may be able to rely if environmental liability arises from the groundwater contamination.

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

        - future uses or conditions, including, without limitation, changes in applicable environmental laws and regulations, will not result in the imposition of environmental liability; or

        - no environmental liabilities will develop at communities that have been sold pursuant to our disposition strategy for which we may have liability.

ITEM 2.         COMMUNITIES

Our real estate investments consist of current operating apartment communities, communities in various stages of development, and land or land options held for development. The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following:

    - Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized operating costs as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category annually on January 1 of each year and maintain that classification throughout the year. For the year 2001, the Established Communities were communities that had stabilized operating costs as of January 1, 2000.

    - Other Stabilized Communities are all other completed communities that have stabilized occupancy and are not undergoing or planning redevelopment activities. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% occupancy or (ii) the one-year anniversary of completion of development or redevelopment. For the year 2001, Other Stabilized Communities therefore include communities that were either acquired or achieved stabilization after January 1, 2000 and that were not undergoing or planning redevelopment activities.

    - Lease-Up Communities are communities where construction has been complete for less than one year and where occupancy has not reached 95%.

    - Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to take place during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5,000,000 or 10% of the community's acquisition cost.

Development Communities are communities that are under construction and for which a final certificate of occupancy has not been received. These communities may be partially complete and operating.

Development Rights are development opportunities in the early phase of the development process for which we have an option to acquire land, a leasehold interest, for which we are the buyer under a long-term conditional contract to purchase land or where we own land to develop a new community. We capitalize all related pre-development costs incurred in pursuit of these new developments.

As of December 31, 2001, our communities were classified as follows:


                                                              Number of       Number of
                                                             communities   apartment homes
                                                             -----------   ---------------
Current Communities
-------------------

        Established Communities:
                Northeast                                           20          5,416
                Mid-Atlantic                                        18          5,297
                Midwest                                              6          1,591
                Pacific Northwest                                    2            486
                Northern California                                 27          7,851
                Southern California                                 11          3,112
                                                                ------         ------
                     Total Established                              84         23,753

        Other Stabilized Communities:
                Northeast                                           15          3,901
                Mid-Atlantic                                         3          1,125
                Midwest                                              3          1,033
                Pacific Northwest                                    9          2,573
                Northern California                                  3          1,038
                Southern California                                  4          1,397
                                                                ------         ------
                     Total Other Stabilized                         37         11,067

        Lease-Up Communities                                         2            512

        Redevelopment Communities                                    3          1,896
                                                                ------         ------
        Total Current Communities                                  126         37,228
                                                                ======         ======

Development Communities                                             15          3,963
-----------------------                                         ======         ======

Development Rights                                                  30          8,918
------------------                                              ======         ======


Our holdings under each of the above categories are discussed on the following pages.

Current Communities

The Current Communities are primarily garden-style apartment communities consisting of two and three-story buildings in landscaped settings. The Current Communities, as of March 1, 2002, include 100 garden-style, 15 high-rise and 11 mid-rise apartment communities. The Current Communities offer many attractive amenities including some or all of the following:

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

                                         Number of                 Number of               Percentage of total
                                       communities at          apartment homes at          apartment homes at
                                     -------------------       -------------------        ---------------------
                                     1-1-01       3-1-02       1-1-01       3-1-02        1-1-01        3-1-02
                                     ------       ------       ------       ------        ------        ------

NORTHEAST                                36           38       11,043       10,877          29.7%         29.3%
      Boston, MA                         10           11        2,734        2,839           7.3%          7.6%
      Fairfield County, CT               11           11        2,960        2,939           8.0%          7.9%
      Hartford, CT                        1           --          932            -           2.5%          0.0%
      Long Island, NY                     3            3          915          915           2.5%          2.5%
      Northern New Jersey                 3            4        1,124        1,394           3.0%          3.8%
      Central New Jersey                  3            3        1,144        1,144           3.1%          3.1%
      New York, NY                        5            6        1,234        1,646           3.3%          4.4%

MID-ATLANTIC                             20           21        5,910        6,422          15.9%         17.2%
      Baltimore, MD                       4            4        1,052        1,054           2.8%          2.8%
      Washington, DC                     16           17        4,858        5,368          13.1%         14.4%

MIDWEST                                   9            9        2,624        2,624           7.1%          7.1%
      Chicago, IL                         4            4        1,296        1,296           3.5%          3.5%
      Minneapolis, MN                     5            5        1,328        1,328           3.6%          3.6%

PACIFIC NORTHWEST                         9           12        2,638        3,159           7.1%          8.5%
      Portland, OR                        2           --          776            -           2.1%          0.0%
      Seattle, WA                         7           12        1,862        3,159           5.0%          8.5%

NORTHERN CALIFORNIA                      31           30        9,115        8,889          24.6%         23.8%
      Oakland-East Bay, CA                6            6        2,090        2,090           5.6%          5.6%
      San Francisco, CA                   9            8        1,991        1,765           5.4%          4.7%
      San Jose, CA                       16           16        5,034        5,034          13.6%         13.5%

SOUTHERN CALIFORNIA                      18           16        5,817        5,257          15.6%         14.1%
      Los Angeles, CA                     6            4        2,561        2,001           6.9%          5.4%
      Orange County, CA                   8            8        2,022        2,022           5.4%          5.4%
      San Diego, CA                       4            4        1,234        1,234           3.3%          3.3%
                                     ------       ------       ------       ------        ------        ------
                                        123          126       37,147       37,228         100.0%        100.0%
                                     ======       ======       ======       ======        ======        ======


We manage and operate all of the Current Communities. During the year ended December 31, 2001, we completed construction of 1,656 apartment homes in six communities for a total cost of $274,000,000. The average age of the Current Communities, on a weighted average basis according to number of apartment homes, is 6.9 years.

Of the Current Communities, as of March 1, 2002, we own:

        - a fee simple, or absolute, ownership interest in 103 operating communities, one of which is on land subject to a 149 year land lease;

        - a general partnership interest in four partnerships that each own a fee simple interest in an operating community;

        - a general partnership interest in four partnerships structured as "DownREITs," as described more fully below, that own an aggregate of 17 communities;

        - a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community; and

        - a membership interest in a limited liability company that holds a fee simple interest in one Redevelopment community.

We also hold a fee simple ownership interest in eleven of the Development Communities and a membership interest in a limited liability company that holds a fee simple interest in one Development Community.

In each of the four partnerships structured as DownREITs, either we or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions paid to the holders of units of limited partnership interests approximate the current AvalonBay common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of our common stock on the date of redemption. In lieu of cash, we may elect to acquire any unit presented for redemption for one share of our common stock. As of December 31, 2001, there were 905,946 units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

                 PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
             (Dollars in thousands, except per apartment home data)



                                                                                                Approx.
                                                                                Number of    rentable area
                                                       City and state             homes        (Sq. Ft.)            Acres
 ------------------------------------------------ ---------------------------- -----------  ---------------       ---------
            CURRENT COMMUNITIES (1)
 NORTHEAST
 BOSTON, MA
  Avalon at Prudential Center                     Boston, MA                       781          747,954              1.0
  Longwood Towers                                 Brookline, MA                    277          289,361              4.5
  Avalon Summit                                   Quincy, MA                       245          203,848              9.1
  Avalon at Lexington                             Lexington, MA                    198          231,182             18.0
  Avalon at Faxon Park                            Quincy, MA                       171          175,494              8.3
  Avalon West                                     Westborough, MA                  120          147,472             10.1
  Avalon Oaks                                     Wilmington, MA                   204          229,748             22.5
  Avalon Essex                                    Peabody, MA                      154          173,520             11.1
  Avalon at Center Place                          Providence, RI                   225          231,671              1.2
  Avalon Estates                                  Hull, MA                         162          188,392             55.0

 FAIRFIELD-NEW HAVEN, CT
  Avalon Walk I & II                              Hamden, CT                       764          761,441             38.4
  Avalon Glen                                     Stamford, CT                     238          221,828              4.1
  Avalon Gates                                    Trumbull, CT                     340          381,322             37.0
  Avalon Springs                                  Wilton, CT                       102          158,259             12.0
  Avalon Valley                                   Danbury, CT                      268          297,479             17.1
  Avalon Lake                                     Danbury, CT                      135          166,231             32.0
  Avalon Corners                                  Stamford, CT                     195          192,174              3.2
  Avalon Haven                                    North Haven, CT                  128          140,107             10.6

 LONG ISLAND, NY
  Avalon Commons                                  Smithtown, NY                    312          363,049             20.6
  Avalon Towers                                   Long Beach, NY                   109          124,836              1.3
  Avalon Court                                    Melville, NY                     494          597,104             35.4

 NORTHERN NEW JERSEY
  Avalon Cove                                     Jersey City, NJ                  504          574,675             11.1
  The Tower at Avalon Cove                        Jersey City, NJ                  269          241,825              2.8
  Avalon Crest                                    Fort Lee, NJ                     351          371,411             13.1
  Avalon at Florham Park                          Florham Park, NJ                 270          331,560             41.9

 CENTRAL NEW JERSEY
  Avalon Watch                                    West Windsor, NJ                 512          485,871             64.0
  Avalon Run East                                 Lawrenceville, NJ                206          265,198             27.0

 NEW YORK, NY
  Avalon Gardens                                  Nanuet, NY                       504          638,439             55.0
  Avalon View                                     Wappingers Falls, NY             288          335,088             41.0
  Avalon Green                                    Elmsford, NY                     105          113,538             16.9
  The Avalon                                      Bronxville, NY                   110          119,186              1.5
  Avalon Willow                                   Mamaroneck, NY                   227          199,945              4.0
  Avalon on the Sound                             New Rochelle, NY                 412          372,860              2.4


                                                                                                           Average economic
                                                     Year of          Average          Physical                occupancy
                                                   completion/         size          occupancy at     -------------------------
                                                   acquisition       (Sq. Ft.)         12/31/01          2001            2000
 ------------------------------------------------ -------------     -----------     --------------    ---------       ---------
            CURRENT COMMUNITIES (1)
 NORTHEAST
 BOSTON, MA
  Avalon at Prudential Center                        1968/98             958             92.0%          94.9% (2)        98.1% (2)
  Longwood Towers                                     1993             1,045             95.5%          96.4%            96.6%
  Avalon Summit                                       1996               832             96.7%          96.8%            98.3%
  Avalon at Lexington                                 1994             1,168             92.9%          96.5%            98.5%
  Avalon at Faxon Park                                1998             1,026             97.7%          97.4%            98.0%
  Avalon West                                         1996             1,229             97.5%          97.8%            97.9%
  Avalon Oaks                                         1999             1,023             92.2%          96.3%            98.3%
  Avalon Essex                                        2000             1,127             97.4%          96.4%            69.8% (3)
  Avalon at Center Place                              1997             1,030             91.4%          96.1%            97.2%
  Avalon Estates                                      2001             1,163             96.9%          91.2% (3)          N/A

 FAIRFIELD-NEW HAVEN, CT
  Avalon Walk I & II                                 1992/94             996             96.2%          98.5%            97.9%
  Avalon Glen                                         1991               932             95.4%          96.5%            97.4%
  Avalon Gates                                        1997             1,122             97.9%          98.8%            98.4%
  Avalon Springs                                      1996             1,552             88.2%          95.9%            99.1%
  Avalon Valley                                       1999             1,070             99.6%          99.0%            99.0%
  Avalon Lake                                         1999             1,184             96.3%          98.1%            99.2%
  Avalon Corners                                      2000               986             91.8%          96.5%            92.9% (3)
  Avalon Haven                                        2000             1,095             96.9%          98.8%            71.8% (3)

 LONG ISLAND, NY
  Avalon Commons                                      1997             1,164             93.6%          97.1%            98.8%
  Avalon Towers                                       1995             1,145             97.3%          99.0%            98.8%
  Avalon Court                                      1997/2000          1,209             99.4%          99.3%            97.3% (3)

 NORTHERN NEW JERSEY
  Avalon Cove                                         1997             1,140             91.7%          96.7%            98.0%
  The Tower at Avalon Cove                            1999               905             89.2%          96.6%            98.6%
  Avalon Crest                                        1998             1,058             91.7%          94.2%            96.9%
  Avalon at Florham Park                              2001             1,228             96.7%          91.8% (3)          N/A

 CENTRAL NEW JERSEY
  Avalon Watch                                        1999               949             95.5%          96.7%            97.9%
  Avalon Run East                                     1996             1,287             95.6%          97.2%            98.3%

 NEW YORK, NY
  Avalon Gardens                                      1998             1,267             90.7%          94.3%            97.1%
  Avalon View                                         1993             1,164             99.0%          98.4%            98.2%
  Avalon Green                                        1995             1,081             88.6%          94.5%            98.8%
  The Avalon                                          1999             1,085             98.2%          97.8%            98.4%
  Avalon Willow                                       2000               881             91.6%          95.5%            86.2% (3)
  Avalon on the Sound                                 2001               905             77.2%          35.5% (3)          N/A

                                                           Average
                                                         rental rate
                                                  ------------------------         Financial
                                                    $ per          $ per        reporting cost
                                                   Apt (4)        Sq. Ft.             (5)
 ------------------------------------------------ ---------      ---------     ----------------
            CURRENT COMMUNITIES (1)
 NORTHEAST
 BOSTON, MA
  Avalon at Prudential Center                       2,448            2.42 (2)      $    144,558
  Longwood Towers                                   2,085            1.97          $     37,409
  Avalon Summit                                     1,300            1.51          $     16,510
  Avalon at Lexington                               1,997            1.65          $     15,274
  Avalon at Faxon Park                              1,798            1.71          $     15,158
  Avalon West                                       1,844            1.47          $     10,888
  Avalon Oaks                                       1,702            1.46          $     20,769
  Avalon Essex                                      1,933            1.65          $     21,405
  Avalon at Center Place                            2,103            1.96          $     27,254
  Avalon Estates                                    1,679            1.32 (3)      $     20,139

 FAIRFIELD-NEW HAVEN, CT
  Avalon Walk I & II                                1,242            1.23          $     58,977
  Avalon Glen                                       1,905            1.97          $     31,170
  Avalon Gates                                      1,534            1.35          $     35,968
  Avalon Springs                                    2,755            1.70          $     16,711
  Avalon Valley                                     1,540            1.37          $     26,060
  Avalon Lake                                       1,680            1.34          $     16,995
  Avalon Corners                                    2,237            2.19          $     31,391
  Avalon Haven                                      1,526            1.38          $     13,765

 LONG ISLAND, NY
  Avalon Commons                                    1,728            1.44          $     33,268
  Avalon Towers                                     2,691            2.33          $     16,764
  Avalon Court                                      2,081            1.71          $     59,270

 NORTHERN NEW JERSEY
  Avalon Cove                                       2,732            2.32          $     91,722
  The Tower at Avalon Cove                          2,565            2.76          $     49,619
  Avalon Crest                                      2,302            2.05          $     55,972
  Avalon at Florham Park                            2,358            1.76 (3)      $     41,286

 CENTRAL NEW JERSEY
  Avalon Watch                                      1,325            1.35          $     29,365
  Avalon Run East                                   1,629            1.23          $     16,272

 NEW YORK, NY
  Avalon Gardens                                    1,864            1.39          $     54,134
  Avalon View                                       1,246            1.05          $     18,159
  Avalon Green                                      2,448            2.14          $     12,567
  The Avalon                                        3,342            3.02          $     31,213
  Avalon Willow                                     2,348            2.55          $     46,946
  Avalon on the Sound                               2,743            1.08 (3)      $     90,218

                 PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
             (Dollars in thousands, except per apartment home data)



                                                                                                Approx.
                                                                                Number of    rentable area
                                                       City and state             homes        (Sq. Ft.)            Acres
 ------------------------------------------------ ---------------------------- -----------  ---------------       ---------
 MID-ATLANTIC
 BALTIMORE, MD
  Avalon at Fairway Hills I & II                  Columbia, MD                     720          724,253             42.1
  Avalon at Symphony Glen                         Columbia, MD                     176          179,867             10.0
  Avalon Landing                                  Annapolis, MD                    158          117,033             13.8

 WASHINGTON, DC
  Avalon at Ballston - Vermont & Quincy Towers    Arlington, VA                    454          420,242              2.3
  Avalon Crescent                                 McLean, VA                       558          613,426             19.1
  Avalon at Ballston - Washington Towers          Arlington, VA                    344          294,786              4.1
  Avalon at Cameron Court                         Alexandria, VA                   460          467,292             16.0
  AutumnWoods                                     Fairfax, VA                      420          355,228             24.2
  Avalon at Fair Lakes                            Fairfax, VA                      234          285,822             10.0
  Avalon at Dulles                                Sterling, VA                     236          232,632             15.7
  Avalon at Providence Park                       Fairfax, VA                      141          148,211              4.0
  Avalon at Fox Mill                              Herndon, VA                      165          219,360             12.8
  Avalon at Decoverly                             Rockville, MD                    368          368,446             25.0
  Avalon Knoll                                    Germantown, MD                   300          290,365             26.7
  Avalon Fields I & II                            Gaithersburg, MD                 288          292,282              9.2
  Avalon Crossing                                 Rockville, MD                    132          147,690              5.0
  4100 Massachusetts Avenue                       Washington, D.C.                 308          298,725              2.7
  Avalon at Arlington Square I                    Arlington, VA                    510          583,950             14.2

 MIDWEST
 CHICAGO, IL
  Avalon at Danada Farms                          Wheaton, IL                      295          350,606             19.2
  Avalon at West Grove                            Westmont, IL                     400          388,500             17.4
  Avalon at Stratford Green                       Bloomingdale, IL                 192          237,204             12.7
  200 Arlington Place                             Arlington Heights, IL            409          346,832              2.8

 MINNEAPOLIS, MN
  Avalon at Devonshire                            Bloomington, MN                  498          470,762             42.0
  Avalon at Edinburgh                             Brooklyn Park, MN                198          222,130             11.3
  Avalon at Town Centre                           Eagan, MN                        248          235,518             18.7
  Avalon at Town Square                           Plymouth, MN                     160          144,026              8.3
  Avalon at Woodbury                              Woodbury, MN                     224          287,975             15.0

 PACIFIC NORTHWEST

 SEATTLE, WA
  Avalon at Bear Creek                            Redmond, WA                      264          288,250             22.0
  Avalon Redmond Place                            Redmond, WA                      222          206,004             22.0
  Avalon Greenbriar                               Renton, WA                       421          382,382             20.0
  Avalon HighGrove                                Everett, WA                      391          422,482             19.8
  Avalon ParcSquare                               Redmond, WA                      124          127,236              1.9
  Avalon RockMeadow                               Mill Creek, WA                   206          240,817             11.5
  Avalon WildReed                                 Everett, WA                      234          259,080             22.3
  Avalon Bellevue                                 Bellevue, WA                     202          164,226              1.7
  Avalon Belltown                                 Seattle, WA                      100           80,200              0.7
  Avalon Wynhaven                                 Issaquah, WA                     333          424,604             11.6
  Avalon Brandemoor                               Lynwood, WA                      424          453,602             22.6
  Avalon WildWood                                 Lynwood, WA                      238          313,107             15.8


                                                                                                           Average economic
                                                     Year of          Average          Physical                ocupancy
                                                   completion/         size          occupancy at     -------------------------
                                                   acquisition       (Sq. Ft.)         12/31/01          2001            2000
 ------------------------------------------------ -------------     -----------     --------------    ---------       ---------
 MID-ATLANTIC
 BALTIMORE, MD
  Avalon at Fairway Hills I & II                     1987/96           1,005             95.7%          96.8%            98.0%
  Avalon at Symphony Glen                             1986             1,022             97.7%          97.1%            97.7%
  Avalon Landing                                      1995               741             96.8%          97.5%            97.9%

 WASHINGTON, DC
  Avalon at Ballston - Vermont & Quincy Towers        1997               926             89.2%          95.3%            97.5%
  Avalon Crescent                                     1996             1,099             91.4%          93.9%            98.2%
  Avalon at Ballston - Washington Towers              1990               857             95.1%          96.9%            97.6%
  Avalon at Cameron Court                             1998             1,016             95.9%          96.3%            97.2%
  AutumnWoods                                         1996               846             94.0%          95.7%            97.7%
  Avalon at Fair Lakes                                1998             1,221             93.2%          96.0%            97.6%
  Avalon at Dulles                                    1986               986             89.0%          95.5%            98.5%
  Avalon at Providence Park                           1997             1,051             95.7%          96.4%            98.2%
  Avalon at Fox Mill                                  2000             1,329             92.7%          95.6%            98.0% (3)
  Avalon at Decoverly                                 1995             1,001             94.0%          97.0%            97.6%
  Avalon Knoll                                        1985               968             97.0%          97.8%            97.2%
  Avalon Fields I & II                                1998             1,050             96.6%          97.2%            97.2%
  Avalon Crossing                                     1996             1,119             92.4%          95.3%            97.8%
  4100 Massachusetts Avenue                           1982               970             95.8%          96.4%            97.7%
  Avalon at Arlington Square I                        2001             1,145             96.3%          49.9% (3)          N/A

 MIDWEST
 CHICAGO, IL
  Avalon at Danada Farms                              1997             1,188             97.6%          95.7%            96.1%
  Avalon at West Grove                                1967               971             97.0%          96.4%            97.3%
  Avalon at Stratford Green                           1997             1,235             90.6%          95.2%            97.1%
  200 Arlington Place                                1987/00             848             88.5%          95.1%            97.6% (3)

 MINNEAPOLIS, MN
  Avalon at Devonshire                                1988               945             95.6%          95.4%            96.3%
  Avalon at Edinburgh                                 1992             1,122             90.4%          96.5%            94.2%
  Avalon at Town Centre                               1986               950             92.3%          95.9%            98.4%
  Avalon at Town Square                               1986               900             95.6%          96.8%            96.4%
  Avalon at Woodbury                                  1999             1,286             89.3%          93.9%            95.6%

 PACIFIC NORTHWEST

 SEATTLE, WA
  Avalon at Bear Creek                                1998             1,092             91.7%          94.2%            95.5%
  Avalon Redmond Place                               1991/97             928             91.9%          94.8%            96.4%
  Avalon Greenbriar                                  1987/88             908             96.4%          92.2%            87.8% (2)
  Avalon HighGrove                                    2000             1,081             91.6%          93.5%            94.5% (3)
  Avalon ParcSquare                                   2000             1,026             88.7%          94.2%            96.9% (3)
  Avalon RockMeadow                                   2000             1,169             93.2%          92.7%            94.4% (3)
  Avalon WildReed                                     2000             1,107             96.2%          95.9%            99.9% (3)
  Avalon Bellevue                                     2001               813             79.7%          63.5% (3)          N/A
  Avalon Belltown                                     2001               802             41.0%          16.1% (3)          N/A
  Avalon Wynhaven                                     2001             1,275             88.6%          95.1% (3)          N/A
  Avalon Brandemoor                                   2001             1,070             95.5%          96.5% (3)          N/A
  Avalon WildWood                                     2001             1,316             93.3%          96.0% (3)          N/A

                                                           Average
                                                         rental rate
                                                  ------------------------         Financial
                                                    $ per          $ per        reporting cost
                                                   Apt (4)        Sq. Ft.             (5)
 ------------------------------------------------ ---------      ---------     ----------------
 MID-ATLANTIC
 BALTIMORE, MD
  Avalon at Fairway Hills I & II                    1,057            1.02          $     44,612
  Avalon at Symphony Glen                           1,070            1.02          $      9,070
  Avalon Landing                                      977            1.28          $      9,673

 WASHINGTON, DC
  Avalon at Ballston - Vermont & Quincy Towers      1,422            1.46          $     46,993
  Avalon Crescent                                   1,668            1.42          $     57,276
  Avalon at Ballston - Washington Towers            1,407            1.59          $     37,219
  Avalon at Cameron Court                           1,591            1.51          $     43,223
  AutumnWoods                                       1,151            1.30          $     30,833
  Avalon at Fair Lakes                              1,500            1.18          $     23,470
  Avalon at Dulles                                  1,128            1.09          $     11,857
  Avalon at Providence Park                         1,270            1.16          $     11,299
  Avalon at Fox Mill                                1,647            1.18          $     19,468
  Avalon at Decoverly                               1,311            1.27          $     31,684
  Avalon Knoll                                      1,020            1.03          $      8,517
  Avalon Fields I & II                              1,286            1.23          $     22,701
  Avalon Crossing                                   1,701            1.45          $     13,890
  4100 Massachusetts Avenue                         1,787            1.78          $     35,692
  Avalon at Arlington Square I                      1,948            0.85 (3)      $     69,371

 MIDWEST
 CHICAGO, IL
  Avalon at Danada Farms                            1,411            1.14          $     38,367
  Avalon at West Grove                                916            0.91          $     29,706
  Avalon at Stratford Green                         1,433            1.10          $     21,932
  200 Arlington Place                               1,235            1.38          $     49,525

 MINNEAPOLIS, MN
  Avalon at Devonshire                              1,015            1.02          $     37,296
  Avalon at Edinburgh                               1,130            0.97          $     18,476
  Avalon at Town Centre                             1,007            1.02          $     18,104
  Avalon at Town Square                             1,023            1.10          $     10,852
  Avalon at Woodbury                                1,233            0.90          $     25,963

 PACIFIC NORTHWEST

 SEATTLE, WA
  Avalon at Bear Creek                              1,270            1.10          $     34,437
  Avalon Redmond Place                              1,186            1.21          $     25,989
  Avalon Greenbriar                                   963            0.98          $     36,133
  Avalon HighGrove                                    979            0.85          $     39,604
  Avalon ParcSquare                                 1,385            1.27          $     19,025
  Avalon RockMeadow                                 1,120            0.89          $     24,457
  Avalon WildReed                                     932            0.81          $     22,950
  Avalon Bellevue                                   1,399            1.09 (3)      $     30,572
  Avalon Belltown                                   1,672            0.34 (3)      $     18,097
  Avalon Wynhaven                                   1,380            1.03 (3)      $     52,554
  Avalon Brandemoor                                 1,005            0.91 (3)      $     45,309
  Avalon WildWood                                   1,194            0.87 (3)      $     32,865

                 PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
             (Dollars in thousands, except per apartment home data)



                                                                                                Approx.
                                                                                Number of    rentable area
                                                       City and state             homes        (Sq. Ft.)            Acres
 ------------------------------------------------ ---------------------------- -----------  ---------------       ---------
 NORTHERN CALIFORNIA
 OAKLAND-EAST BAY, CA
  Waterford                                       Hayward, CA                      544          451,937             11.1
  Avalon Fremont                                  Fremont, CA                      443          446,422             22.3
  Avalon Pleasanton                               Pleasanton, CA                   456          377,438             14.7
  Avalon Dublin                                   Dublin, CA                       204          179,004             13.0
  Avalon at Willow Creek                          Fremont, CA                      235          197,575              3.5
  Avalon at Union Square                          Union City, CA                   208          150,140              8.5

 SAN FRANCISCO, CA
  Crowne Ridge                                    San Rafael, CA                   254          221,525             21.9
  Avalon at Sunset Towers                         San Francisco, CA                243          175,511             16.0
  Avalon at Nob Hill                              San Francisco, CA                185          109,238              1.4
  Avalon at Diamond Heights                       San Francisco, CA                154          123,080              2.6
  Avalon Towers by the Bay                        San Francisco, CA                226          243,033              1.0
  Avalon at Cedar Ridge                           Daly City, CA                    195          141,411              8.0
  Avalon Foster City                              Foster City, CA                  288          222,276             11.0
  Avalon Pacifica                                 Pacifica, CA                     220          186,785              7.7

 SAN JOSE, CA
  Avalon Silicon Valley                           Sunnyvale, CA                    710          658,591             13.6
  Avalon at Blossom Hill                          San Jose, CA                     324          322,207              7.5
  Avalon Campbell                                 Campbell, CA                     348          326,796              8.0
  CountryBrook                                    San Jose, CA                     360          323,012             14.0
  Avalon at Pruneyard                             Campbell, CA                     252          197,000              8.5
  Avalon at Creekside                             Mountain View, CA                294          215,680             13.0
  Avalon at River Oaks                            San Jose, CA                     226          210,050              4.0
  Avalon at Parkside                              Sunnyvale, CA                    192          199,353              8.0
  Avalon Mountain View                            Mountain View, CA                248          211,552             10.5
  San Marino                                      San Jose, CA                     248          209,465             11.5
  Avalon Sunnyvale                                Sunnyvale, CA                    220          159,653              5.0
  Avalon at Foxchase                              San Jose, CA                     396          335,212             12.0
  Fairway Glen                                    San Jose, CA                     144          119,492              6.0
  Avalon Cupertino                                Cupertino, CA                    311          293,328              8.0
  Avalon on the Alameda                           San Jose, CA                     305          299,722              8.9
  Avalon Rosewalk I & II                          San Jose, CA                     456          450,252             16.6

 SOUTHERN CALIFORNIA
 LOS ANGELES, CA
  Avalon Woodland Hills                           Woodland Hills, CA               663          592,722             18.2
  Avalon at Media Center                          Burbank, CA                      748          530,114             14.7
  Avalon Westside Terrace                         Los Angeles, CA                  363          229,296              4.8
  Avalon at Warner Center                         Woodland Hills, CA               227          191,645              6.8

 ORANGE COUNTY, CA
  Avalon Huntington Beach                         Huntington Beach, CA             400          353,192             16.4
  Avalon at Pacific Bay                           Huntington Beach, CA             304          268,000              9.7
  Avalon at South Coast                           Costa Mesa, CA                   258          208,890              8.9
  Avalon Santa Margarita                          Rancho Santa Margarita, CA       301          229,593             20.0
  Amberway                                        Anaheim, CA                      272          205,572              9.9
  Avalon at Laguna Niguel                         Laguna Niguel, CA                176          174,848             10.0
  Avalon Newport                                  Costa Mesa, CA                   145          120,690              6.6
  Avalon Mission Viejo                            Mission Viejo, CA                166          124,600              7.8


                                                                                                           Average economic
                                                     Year of          Average          Physical                ocupancy
                                                   completion/         size          occupancy at     -------------------------
                                                   acquisition       (Sq. Ft.)         12/31/01          2001            2000
 ------------------------------------------------ -------------     -----------     --------------    ---------       ---------
 NORTHERN CALIFORNIA
 OAKLAND-EAST BAY, CA
  Waterford                                          1985/86             831             90.4%          94.7%            97.7%
  Avalon Fremont                                     1992/94           1,008             91.2%          95.8%            98.2%
  Avalon Pleasanton                                  1988/94             828             91.9%          92.8%            97.3%
  Avalon Dublin                                      1989/97             877             93.6%          94.4%            97.8%
  Avalon at Willow Creek                             1985/94             841             96.6%          95.3%            98.5%
  Avalon at Union Square                             1973/96             722             92.8%          95.5%            97.3%

 SAN FRANCISCO, CA
  Crowne Ridge                                       1973/96             872             98.0%          97.1%            97.4%
  Avalon at Sunset Towers                            1961/96             722             95.1%          96.7%            98.5%
  Avalon at Nob Hill                                 1990/95             590             95.1%          93.7%            97.3%
  Avalon at Diamond Heights                          1972/94             799             93.5%          95.2%            98.9%
  Avalon Towers by the Bay                            1999             1,075             94.7%          91.4%            97.5%
  Avalon at Cedar Ridge                              1975/97             725             98.0%          96.5%            97.8%
  Avalon Foster City                                 1973/94             772             97.6%          92.1%            94.8%
  Avalon Pacifica                                    1971/95             849             97.7%          97.3%            98.3%

 SAN JOSE, CA
  Avalon Silicon Valley                               1997               928             85.1%          91.2%            97.9%
  Avalon at Blossom Hill                              1995               994             82.7%          93.2%            98.1%
  Avalon Campbell                                     1995               939             82.8%          93.1%            97.0%
  CountryBrook                                       1985/96             897             84.7%          91.6%            97.4%
  Avalon at Pruneyard                                1966/97             782             90.1%          95.9%            97.5%
  Avalon at Creekside                                1962/97             734             95.6%          95.6%            89.9% (2)
  Avalon at River Oaks                               1990/96             929             78.8%          93.4%            98.4%
  Avalon at Parkside                                 1991/96           1,038             96.9%          95.6%            98.1%
  Avalon Mountain View                                1986               853             92.7%          97.5%            98.5%
  San Marino                                         1984/88             845             81.1%          91.0%            97.7%
  Avalon Sunnyvale                                   1987/95             726             90.5%          94.9%            98.5%
  Avalon at Foxchase                                 1986/87             844             89.3%          95.6%            97.5%
  Fairway Glen                                        1986               830             87.5%          94.0%            98.5%
  Avalon Cupertino                                    1999               943             92.9%          96.3%            98.3%
  Avalon on the Alameda                               1999               983             83.0%          89.5%            96.6%
  Avalon Rosewalk I & II                             1997/99             987             80.0%          91.9%            98.0%

 SOUTHERN CALIFORNIA
 LOS ANGELES, CA
  Avalon Woodland Hills                              1989/97             894             94.1%          96.1%            96.1%
  Avalon at Media Center                             1969/97             709             89.0%          83.8% (2)        89.4% (2)
  Avalon Westside Terrace                            1966/97             632             94.2%          95.7%            92.4%
  Avalon at Warner Center                            1979/98             844             98.7%          97.2%            97.8%

 ORANGE COUNTY, CA
  Avalon Huntington Beach                            1972/97             883             91.8%          94.7%            96.1%
  Avalon at Pacific Bay                              1971/97             882             95.7%          96.6%            96.7%
  Avalon at South Coast                              1973/96             810             95.0%          94.8%            96.2%
  Avalon Santa Margarita                             1990/97             763             92.0%          96.0%            97.3%
  Amberway                                           1983/98             756             94.5%          93.9%            95.5%
  Avalon at Laguna Niguel                            1988/98             993             98.9%          96.1%            95.9% (2)
  Avalon Newport                                     1956/96             832             97.2%          97.9%            97.2%
  Avalon Mission Viejo                               1984/96             751             98.8%          96.9%            97.1%

                                                           Average
                                                         rental rate
                                                  ------------------------         Financial
                                                    $ per          $ per        reporting cost
                                                   Apt (4)        Sq. Ft.             (5)
 ------------------------------------------------ ---------      ---------     ----------------
 NORTHERN CALIFORNIA
 OAKLAND-EAST BAY, CA
  Waterford                                         1,267            1.44          $     58,796
  Avalon Fremont                                    1,718            1.63          $     76,932
  Avalon Pleasanton                                 1,443            1.62          $     59,840
  Avalon Dublin                                     1,540            1.66          $     26,721
  Avalon at Willow Creek                            1,568            1.78          $     33,977
  Avalon at Union Square                            1,341            1.77          $     21,729

 SAN FRANCISCO, CA
  Crowne Ridge                                      1,501            1.67          $     30,869
  Avalon at Sunset Towers                           1,631            2.18          $     28,123
  Avalon at Nob Hill                                1,638            2.60          $     27,444
  Avalon at Diamond Heights                         1,611            1.92          $     24,284
  Avalon Towers by the Bay                          3,260            2.77          $     66,826
  Avalon at Cedar Ridge                             1,622            2.16          $     25,530
  Avalon Foster City                                1,615            1.93          $     42,790
  Avalon Pacifica                                   1,593            1.83          $     31,201

 SAN JOSE, CA
  Avalon Silicon Valley                             2,337            2.30          $    120,806
  Avalon at Blossom Hill                            1,898            1.78          $     60,736
  Avalon Campbell                                   1,798            1.78          $     59,928
  CountryBrook                                      1,597            1.63          $     47,777
  Avalon at Pruneyard                               1,548            1.90          $     31,717
  Avalon at Creekside                               1,756            2.29          $     42,966
  Avalon at River Oaks                              2,006            2.02          $     45,580
  Avalon at Parkside                                2,026            1.87          $     37,761
  Avalon Mountain View                              1,948            2.23          $     50,260
  San Marino                                        1,585            1.71          $     33,739
  Avalon Sunnyvale                                  1,645            2.15          $     34,615
  Avalon at Foxchase                                1,497            1.69          $     58,471
  Fairway Glen                                      1,462            1.66          $     17,074
  Avalon Cupertino                                  2,221            2.27          $     49,058
  Avalon on the Alameda                             2,284            2.08          $     56,695
  Avalon Rosewalk I & II                            1,900            1.77          $     78,110

 SOUTHERN CALIFORNIA
 LOS ANGELES, CA
  Avalon Woodland Hills                             1,232            1.32          $     71,318
  Avalon at Media Center                            1,002            1.18 (2)      $     75,031
  Avalon Westside Terrace                           1,141            1.73          $     37,079
  Avalon at Warner Center                           1,282            1.47          $     26,329

 ORANGE COUNTY, CA
  Avalon Huntington Beach                           1,235            1.32          $     37,126
  Avalon at Pacific Bay                             1,193            1.31          $     31,859
  Avalon at South Coast                             1,128            1.32          $     24,366
  Avalon Santa Margarita                            1,119            1.41          $     23,570
  Amberway                                            976            1.21          $     21,260
  Avalon at Laguna Niguel                           1,193            1.15          $     20,957
  Avalon Newport                                    1,304            1.53          $     10,102
  Avalon Mission Viejo                              1,097            1.42          $     12,939

                 PROFILE OF CURRENT AND DEVELOPMENT COMMUNITIES
             (Dollars in thousands, except per apartment home data)



                                                                                                Approx.
                                                                                Number of    rentable area
                                                       City and state             homes        (Sq. Ft.)            Acres
 ------------------------------------------------ ---------------------------- -----------  ---------------       ---------
 SAN DIEGO, CA
  Avalon at Mission Bay                           San Diego, CA                    564          402,327              5.7
  Avalon at Cortez Hill                           San Diego, CA                    294          224,840              1.2
  Avalon at Mission Ridge                         San Diego, CA                    200          208,100              4.0
  Avalon at Penasquitos Hills                     San Diego, CA                    176          141,120              8.8


            DEVELOPMENT COMMUNITIES

  Avalon at Edgewater                             Edgewater, NJ                    408          405,144              7.1
  Avalon at Freehold                              Freehold, NJ                     296          317,608             42.3
  Avalon on Stamford Harbor                       Stamford, CT                     323          336,566             12.1
  Avalon Towers on the Peninsula                  Mountain View, CA                211          218,392              1.9
  Avalon at Cahill Park                           San Jose, CA                     218          218,245              3.8
  Avalon Riverview                                Long Island City, NY             372          332,940              1.0
  Avalon at Mission Bay North                     San Francisco, CA                250          244,224              1.4
  Avalon Oaks West                                Wilmington, MA                   120          123,960               27
  Avalon Ledges                                   Weymouth, MA                     304          315,554             58.0
  Avalon Orchards                                 Marlborough, MA                  156          186,500             23.0
  Avalon at Arlington Square II                   Arlington, VA                    332          325,499              6.1
  Avalon at Flanders Hill                         Westborough, MA                  280          299,978             62.0
  Avalon New Canaan                               New Canaan, CT                   104          130,104              9.1
  Avalon at Rock Spring                           North Bethesda, MD               386          388,480            10.16
  Avalon at Gallery Place I                       Washington, DC                   203          183,326              0.5


                                                                                                           Average economic
                                                     Year of          Average          Physical                ocupancy
                                                   completion/         size          occupancy at     -------------------------
                                                   acquisition       (Sq. Ft.)         12/31/01          2001            2000
 ------------------------------------------------ -------------     -----------     --------------    ---------       ---------
 SAN DIEGO, CA
  Avalon at Mission Bay                              1969/97             713             91.5%          97.1%            94.2% (2)
  Avalon at Cortez Hill                              1973/98             765             90.1%          84.0% (2)        80.9% (2)
  Avalon at Mission Ridge                            1960/97           1,041             98.5%          97.2%            98.0%
  Avalon at Penasquitos Hills                        1982/97             802             93.8%          95.9%            97.6%


            DEVELOPMENT COMMUNITIES

  Avalon at Edgewater                                  N/A               993               N/A            N/A              N/A
  Avalon at Freehold                                   N/A             1,073               N/A            N/A              N/A
  Avalon on Stamford Harbor                            N/A             1,042               N/A            N/A              N/A
  Avalon Towers on the Peninsula                       N/A             1,035               N/A            N/A              N/A
  Avalon at Cahill Park                                N/A             1,001               N/A            N/A              N/A
  Avalon Riverview                                     N/A               895               N/A            N/A              N/A
  Avalon at Mission Bay North                          N/A               977               N/A            N/A              N/A
  Avalon Oaks West                                     N/A             1,033               N/A            N/A              N/A
  Avalon Ledges                                        N/A             1,023               N/A            N/A              N/A
  Avalon Orchards                                      N/A             1,219               N/A            N/A              N/A
  Avalon at Arlington Square II                        N/A               980               N/A            N/A              N/A
  Avalon at Flanders Hill                              N/A             1,099               N/A            N/A              N/A
  Avalon New Canaan                                    N/A             1,251               N/A            N/A              N/A
  Avalon at Rock Spring                                N/A             1,006               N/A            N/A              N/A
  Avalon at Gallery Place I                            N/A               903               N/A            N/A              N/A

                                                           Average
                                                         rental rate
                                                  ------------------------         Financial
                                                    $ per          $ per        reporting cost
                                                   Apt (4)        Sq. Ft.             (5)
 ------------------------------------------------ ---------      ---------     ----------------
 SAN DIEGO, CA
  Avalon at Mission Bay                             1,217            1.66          $     65,842
  Avalon at Cortez Hill                             1,198            1.32 (2)      $     34,282
  Avalon at Mission Ridge                           1,351            1.26          $     21,567
  Avalon at Penasquitos Hills                       1,067            1.28          $     14,187


            DEVELOPMENT COMMUNITIES

  Avalon at Edgewater                                 N/A             N/A          $     72,383
  Avalon at Freehold                                  N/A             N/A          $     31,740
  Avalon on Stamford Harbor                           N/A             N/A          $     36,479
  Avalon Towers on the Peninsula                      N/A             N/A          $     56,177
  Avalon at Cahill Park                               N/A             N/A          $     32,748
  Avalon Riverview                                    N/A             N/A          $     67,765
  Avalon at Mission Bay North                         N/A             N/A          $     22,343
  Avalon Oaks West                                    N/A             N/A          $     13,824
  Avalon Ledges                                       N/A             N/A          $     22,134
  Avalon Orchards                                     N/A             N/A          $     14,312
  Avalon at Arlington Square II                       N/A             N/A          $     24,119
  Avalon at Flanders Hill                             N/A             N/A          $     11,150
  Avalon New Canaan                                   N/A             N/A          $     14,920
  Avalon at Rock Spring                               N/A             N/A          $      5,171
  Avalon at Gallery Place I                           N/A             N/A          $     17,711

(1) For the purpose of this table, Current Communities excludes communities held by unconsolidated real estate joint ventures.

(2) Represents community which was under redevelopment during the year, resulting in lower average economic occupancy and average rental rate per square foot for the year.

(3) Represents community that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(4) Represents the average rental revenue per occupied apartment home.

(5) Costs are presented in accordance with generally accepted accounting principles. For current Development Communities, cost represents total costs incurred through December 31, 2001.

    FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES

                                                       1 BR              2BR                     3BR
                                                    ---------- ------------------------   ------------------
                                                                                                                Studios /
                                                     1/1.5 BA   1/1.5 BA    2/2.5/3 BA     2/2.5 BA     3BA    efficiencies
--------------------------------------------------- ---------- ----------  ------------   ----------   -----  --------------
              CURRENT COMMUNITIES (1)

NORTHEAST
BOSTON, MA
  Avalon at Prudential Center                             361         --           237           --      23             148
  Longwood Towers                                         137         53            22           25      --              78
  Avalon Summit                                           154         61            28            2      --              --
  Avalon at Lexington                                      28         24            90           56      --              --
  Avalon at Faxon Park                                     68         --            75           28      --              --
  Avalon West                                              40         --            55           25      --              --
  Avalon Oaks                                              60         24            96           24      --              --
  Avalon Essex                                             50         --            62           --      --              --
  Avalon at Center Place                                  103         --           111            5      --               6
  Avalon Estates                                           66         16            80           --      --              --

FAIRFIELD-NEW HAVEN, CT
  Avalon Walk I & II                                      272        116           122           74      --              --
  Avalon Glen                                             124         --           114           --      --              --
  Avalon Gates                                            122         --           168           50      --              --
  Avalon Springs                                           --         --            70           32      --              --
  Avalon Valley                                           106         --           134           28      --              --
  Avalon Lake                                              36         --            46           --      --              24
  Avalon Corners                                          118         --            77           --      --              --
  Avalon Haven                                             44         60            --           24      --              --

LONG ISLAND, NY
  Avalon Commons                                          128         40           112           32      --              --
  Avalon Towers                                            --         --            37            1       3               1
  Avalon Court                                            172         54           194           44      30              --

NORTHERN NEW JERSEY
  Avalon Cove                                             190         --           190           46       2              --
  The Tower at Avalon Cove                                147         24            74           24      --              --
  Avalon Crest                                             96         --           131           67      --              --
  Avalon at Florham Park                                   46         --           107          117      --              --

CENTRAL NEW JERSEY
  Avalon Watch                                            252         36           142           82      --              --
  Avalon Run East                                          64         --           106           36      --              --

NEW YORK, NY
  Avalon Gardens                                          208         48           144          104      --              --
  Avalon View                                             115         47            62           64      --              --
  Avalon Green                                             25         24            56           --      --              --
  The Avalon                                               55          2            43           10      --              --
  Avalon Willow                                           150         77            --           --      --              --
  Avalon on the Sound                                     143         --           184           22      20              43

MID-ATLANTIC
BALTIMORE, MD
  Avalon at Fairway Hills I & II                          283        223           154           60      --              --
  Avalon at Symphony Glen                                  86         14            54           20      --              --
  Avalon Landing                                           65         18            57           --      --              --

                                                                                       Washer
                                                                                      & dryer
                                                                         Parking    hook-ups or    Vaulted
                                                     Other     Total     spaces        units       ceilings    Lofts    Fireplaces
--------------------------------------------------- -------   -------   ---------  -------------  ----------  -------  ------------
              CURRENT COMMUNITIES (1)

NORTHEAST
BOSTON, MA
  Avalon at Prudential Center                           12       781       142         None          None      None        None
  Longwood Towers                                       19       334       210         Some          None      None        Some
  Avalon Summit                                         --       245       328         None          None      None        None
  Avalon at Lexington                                   --       198       355          All          Some      Some        Some
  Avalon at Faxon Park                                  --       171       287          All          Some      Some        Some
  Avalon West                                           --       120       145          All          Some      Some        Some
  Avalon Oaks                                           --       204       355          All          Some      Some        Some
  Avalon Essex                                          42       154       259          All          None      Some        Some
  Avalon at Center Place                                --       225       345          All          None      None        None
  Avalon Estates                                        --       162       354          All          Some      Some        Some

FAIRFIELD-NEW HAVEN, CT
  Avalon Walk I & II                                   180       764     1,528          All          Some      Some        Half
  Avalon Glen                                           --       238       400         Most          Some      Some        Some
  Avalon Gates                                          --       340       580          All          Some      Some        None
  Avalon Springs                                        --       102       153          All          Half      Half        Most
  Avalon Valley                                         --       268       626          All          Some      Some        Some
  Avalon Lake                                           29       135       382          All          Some      Some        Some
  Avalon Corners                                        --       195       273          All          Some      Some        Some
  Avalon Haven                                          --       128       256          All          None      Some        Some

LONG ISLAND, NY
  Avalon Commons                                        --       312       538          All          Some      Some        Some
  Avalon Towers                                         67       109       198          All          None      None        None
  Avalon Court                                          --       494     1,110          All          Some      Most        Some

NORTHERN NEW JERSEY
  Avalon Cove                                           76       504       464          All          Some      Some        Some
  The Tower at Avalon Cove                              --       269       263          All          None      None        None
  Avalon Crest                                          57       351       364          All          Some      Some        Some
  Avalon at Florham Park                                --       270       611          All          Most      None        Some

CENTRAL NEW JERSEY
  Avalon Watch                                          --       512       768         Most          Some      None        Some
  Avalon Run East                                       --       206       345          All          Some      Some        Some

NEW YORK, NY
  Avalon Gardens                                        --       504     1,008          All          Half      Half        Some
  Avalon View                                           --       288       576          All          Some      Some        Some
  Avalon Green                                          --       105       179          All          Some      Half        Some
  The Avalon                                            --       110       167          All          Some      Some        Some
  Avalon Willow                                         --       227       379          All          Some      Some        None
  Avalon on the Sound                                   --       412       645         Most          None      Some        None

MID-ATLANTIC
BALTIMORE, MD
  Avalon at Fairway Hills I & II                        --       720     1,137          All          Some      None        Some
  Avalon at Symphony Glen                               --       174       266          All          Some      None        Most
  Avalon Landing                                        18       158       257          All          None      None        Most

                                                        Large      Balcony,                               Non-
                                                       storage      patio,                               direct     Direct
                                                     or walk-in    deck or       Built-in                access     access
                                                       closet      sunroom      bookcases    Carports    garages    garages
--------------------------------------------------- ------------  ----------   -----------  ----------  ---------  ---------
              CURRENT COMMUNITIES (1)

NORTHEAST
BOSTON, MA
  Avalon at Prudential Center                           Most         Some          None         No         No          No
  Longwood Towers                                       Most         Some          Some         No         No          No
  Avalon Summit                                         None          All          None         No         Yes         No
  Avalon at Lexington                                   Most          All          None         Yes        Yes         No
  Avalon at Faxon Park                                   All          All          None         No         Yes         No
  Avalon West                                            All         Half          None         No         Yes         Yes
  Avalon Oaks                                            All          All          None         No         Yes         No
  Avalon Essex                                           All          All          None         No         Yes         Yes
  Avalon at Center Place                                Half         Some          None         No         No          No
  Avalon Estates                                         All          All          None         No         Yes         Yes

FAIRFIELD-NEW HAVEN, CT
  Avalon Walk I & II                                     All          All          Some         Yes        No          No
  Avalon Glen                                           Half         Most          None         Yes        Yes         No
  Avalon Gates                                           All          All          None         Yes        Yes         No
  Avalon Springs                                         All          All          None         No         No          Yes
  Avalon Valley                                          All          All          None         Yes        Yes         No
  Avalon Lake                                            All          All          None         No         Yes         No
  Avalon Corners                                         All          All          None         No         Yes         No
  Avalon Haven                                           All          All          None         Yes        Yes         No

LONG ISLAND, NY
  Avalon Commons                                         All          All          None         No         Yes         No
  Avalon Towers                                          All         Most          None         No         No          Yes
  Avalon Court                                           All          All          None         No         Yes         Yes

NORTHERN NEW JERSEY
  Avalon Cove                                            All         Most          None         No         Yes        Some
  The Tower at Avalon Cove                              Half         Some          None         No         Yes         No
  Avalon Crest                                           All          All          None         No         Yes         Yes
  Avalon at Florham Park                                 All         Some          None         No         No          Yes

CENTRAL NEW JERSEY
  Avalon Watch                                           All          All          None         No         Yes         No
  Avalon Run East                                        All          All          None         Yes        Yes         Yes

NEW YORK, NY
  Avalon Gardens                                         All         Most          None         Yes        Yes         Yes
  Avalon View                                           Most          All          None         Yes        No          No
  Avalon Green                                           All          All          None         Yes        No          No
  The Avalon                                            Most         Half          None         No         Yes         No
  Avalon Willow                                         Most          All          None         No         Yes         Yes
  Avalon on the Sound                                   Most         Some          None         No         Yes         No

MID-ATLANTIC
BALTIMORE, MD
  Avalon at Fairway Hills I & II                        Some          All          Some         No         No          No
  Avalon at Symphony Glen                                All          All          Half         No         No          No
  Avalon Landing                                        Most          All          None         Yes        No          No

                                                      Homes w/
                                                     pre-wired
                                                      security
                                                      systems
--------------------------------------------------- -----------
              CURRENT COMMUNITIES (1)

NORTHEAST
BOSTON, MA
  Avalon at Prudential Center                           None
  Longwood Towers                                       Some
  Avalon Summit                                         None
  Avalon at Lexington                                    All
  Avalon at Faxon Park                                   All
  Avalon West                                            All
  Avalon Oaks                                            All
  Avalon Essex                                           All
  Avalon at Center Place                                None
  Avalon Estates                                         All

FAIRFIELD-NEW HAVEN, CT
  Avalon Walk I & II                                    Half
  Avalon Glen                                           Most
  Avalon Gates                                           All
  Avalon Springs                                         All
  Avalon Valley                                          All
  Avalon Lake                                            All
  Avalon Corners                                         All
  Avalon Haven                                           All

LONG ISLAND, NY
  Avalon Commons                                         All
  Avalon Towers                                          All
  Avalon Court                                           All

NORTHERN NEW JERSEY
  Avalon Cove                                            All
  The Tower at Avalon Cove                               All
  Avalon Crest                                           All
  Avalon at Florham Park                                 All

CENTRAL NEW JERSEY
  Avalon Watch                                          None
  Avalon Run East                                        All

NEW YORK, NY
  Avalon Gardens                                         All
  Avalon View                                           None
  Avalon Green                                           All
  The Avalon                                             All
  Avalon Willow                                          All
  Avalon on the Sound                                   Some

MID-ATLANTIC
BALTIMORE, MD
  Avalon at Fairway Hills I & II                        None
  Avalon at Symphony Glen                               None
  Avalon Landing                                        None

    FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES

                                                       1 BR              2BR                     3BR
                                                    ---------- ------------------------   ------------------
                                                                                                                Studios /
                                                     1/1.5 BA   1/1.5 BA    2/2.5/3 BA     2/2.5 BA     3BA    efficiencies
--------------------------------------------------- ---------- ----------  ------------   ----------   -----  --------------
WASHINGTON, DC
  Avalon at Ballston - Vermont & Quincy Towers            333         37            84           --      --              --
  Avalon Crescent                                         186         26           346           --      --              --
  Avalon at Ballston - Washington Towers                  205         28           111           --      --              --
  Avalon at Cameron Court                                 208         --           168           --      --              --
  AutumnWoods                                             220         72            96           --      --              --
  Avalon at Fair Lakes                                     45         12           125           26      26              --
  Avalon at Dulles                                        104         40            76           --      16              --
  Avalon at Providence Park                                19         --           112            4      --              --
  Avalon at Fox Mill                                       --         --            92           73      --              --
  Avalon at Decoverly                                     156         --           104           64      44              --
  Avalon Knoll                                            136         55            81           28      --              --
  Avalon Fields I & II                                     74         32            84           32      --              --
  Avalon Crossing                                          --         27           105           --      --              --
  4100 Massachusetts Avenue                               160         70            --            3      --              27
  Avalon at Arlington Square I                            211         20           226           53      --              --

MIDWEST
CHICAGO, IL
  Avalon at Danada Farms                                   80         52           134           29      --              --
  Avalon at West Grove                                    200        200            --           --      --              --
  Avalon at Stratford Green                                45          9           108           21      --              --
  200 Arlington Place                                     142         89           148           --      --              30

MINNEAPOLIS, MN
  Avalon at Devonshire                                    194         --           304           --      --              --
  Avalon at Edinburgh                                      56         --           114           26      --               2
  Avalon at Town Centre                                   104         --           111           33      --              --
  Avalon at Town Square                                    76         --            68           12      --              --
  Avalon at Woodbury                                       41         --           147           36      --              --

PACIFIC NORTHWEST

SEATTLE, WA
  Avalon at Bear Creek                                     55         40           110           59      --              --
  Avalon Redmond Place                                     76         44            67           35      --              --
  Avalon Greenbriar                                        16         19           217          169      --              --
  Avalon HighGrove                                         84        119           124           56       8              --
  Avalon ParcSquare                                        31         26            55            5       7              --
  Avalon RockMeadow                                        28         48            86           28      16              --
  Avalon WildReed                                          36         60            78           60      --              --
  Avalon Bellevue                                         110         --            67           --      --              25
  Avalon Belltown                                          64         --            20           --      --              16
  Avalon Wynhaven                                           3         42           239           13      28              --
  Avalon Brandemoor                                        88        109           149           78      --              --
  Avalon Wildwood                                           5         --           211           --      17              --

NORTHERN CALIFORNIA
OAKLAND-EAST BAY, CA
  Waterford                                               208         --           336           --      --              --
  Avalon Fremont                                          130         81           176           --      56              --
  Avalon Pleasanton                                       238         --           218           --      --              --
  Avalon Dublin                                            72          8            60           48      --              --
  Avalon at Willow Creek                                   99         --           136           --      --              --
  Avalon at Union Square                                  124         84            --           --      --              --

                                                                                       Washer
                                                                                      & dryer
                                                                         Parking    hook-ups or    Vaulted
                                                     Other     Total     spaces        units       ceilings    Lofts    Fireplaces
--------------------------------------------------- -------   -------   ---------  -------------  ----------  -------  ------------
WASHINGTON, DC
  Avalon at Ballston - Vermont & Quincy Towers          --       454       498          All          None      None        None
  Avalon Crescent                                       --       558       662          All          Some      Some        Half
  Avalon at Ballston - Washington Towers                --       344       415          All          None      None        Some
  Avalon at Cameron Court                               84       460       736          All          Some      Some        Some
  AutumnWoods                                           32       420       727          All          Some      None        Some
  Avalon at Fair Lakes                                  --       234       505          All          Half      None        Half
  Avalon at Dulles                                      --       236       493          All          Some      None        Some
  Avalon at Providence Park                              6       141       287          All          None      None        Most
  Avalon at Fox Mill                                    --       165       343          All          Most      None        Most
  Avalon at Decoverly                                   --       368       584          All          Some      Some        Most
  Avalon Knoll                                          --       300       482          All          Some      None        Half
  Avalon Fields I & II                                  66       288       443          All          Some      Some        Half
  Avalon Crossing                                       --       132       224          All          Some      Some        Half
  4100 Massachusetts Avenue                             48       308       330          All          None      None        Some
  Avalon at Arlington Square I                          --       510       949          All          Some      Some        Some

MIDWEST
CHICAGO, IL
  Avalon at Danada Farms                                --       295       714          All          None      None        Some
  Avalon at West Grove                                  --       400       860         None          None      None        None
  Avalon at Stratford Green                              9       192       437          All          None      None        Some
  200 Arlington Place                                   --       409       650          All          None      None        None

MINNEAPOLIS, MN
  Avalon at Devonshire                                  --       498       498         Most          Some      None        Some
  Avalon at Edinburgh                                   --       198       210          All          None      None        Some
  Avalon at Town Centre                                 --       248       250          All          Some      None        Some
  Avalon at Town Square                                  4       160       162          All          Some      None        Some
  Avalon at Woodbury                                    --       224       513          All          None      None        Some

PACIFIC NORTHWEST

SEATTLE, WA
  Avalon at Bear Creek                                  --       264       470          All           All      None        Most
  Avalon Redmond Place                                  --       222       384          All          Some      None        Most
  Avalon Greenbriar                                     --       421       731          All          Some      None        Most
  Avalon HighGrove                                      --       391       713          All          Some      None        Most
  Avalon ParcSquare                                     --       124       196          All           No       None        None
  Avalon RockMeadow                                     --       206       308          All          Some      None        Most
  Avalon WildReed                                       --       234       462          All          Some      None        Most
  Avalon Bellevue                                       --       202       304          All          None      Some        Some
  Avalon Belltown                                       --       100       134          All          None      None        None
  Avalon Wynhaven                                        8       333       260          All          Most      Some        Most
  Avalon Brandemoor                                     --       424       732          All          Some      None        Most
  Avalon Wildwood                                        5       238        16          All          Some      None        Most

NORTHERN CALIFORNIA
OAKLAND-EAST BAY, CA
  Waterford                                             --       544       876         Some          Some      None        None
  Avalon Fremont                                        --       443       830          All          Most      None        Some
  Avalon Pleasanton                                     --       456       856          All          Some      None        Most
  Avalon Dublin                                         16       204       427         Most          Some      None        Most
  Avalon at Willow Creek                                --       235       240          All          None      None        None
  Avalon at Union Square                                --       208       210         None          None      None        Most

                                                        Large      Balcony,                               Non-
                                                       storage      patio,                               direct     Direct
                                                     or walk-in    deck or       Built-in                access     access
                                                       closet      sunroom      bookcases    Carports    garages    garages
--------------------------------------------------- ------------  ----------   -----------  ----------  ---------  ---------
WASHINGTON, DC
  Avalon at Ballston - Vermont & Quincy Towers          Most          All          None         No         No          Yes
  Avalon Crescent                                       Most          All          Some         No         Yes         Yes
  Avalon at Ballston - Washington Towers                Most          All          None         No         No          Yes
  Avalon at Cameron Court                                All         Most          None         No         Yes         Yes
  AutumnWoods                                            All          All          Some         Yes        No          No
  Avalon at Fair Lakes                                   All         Most          None         No         Yes         Yes
  Avalon at Dulles                                       All          All          Some         No         No          No
  Avalon at Providence Park                              All          All          None         No         No          No
  Avalon at Fox Mill                                     All          All          None         No         No          Yes
  Avalon at Decoverly                                   Most          All          None         No         No          No
  Avalon Knoll                                           All          All          Some         No         No          No
  Avalon Fields I & II                                   All         Most          None         No         Yes         No
  Avalon Crossing                                        All          All          Some         No         Yes         Yes
  4100 Massachusetts Avenue                             Most          All          Some         No         Yes         No
  Avalon at Arlington Square I                           All         Some          Some         No         No          Yes

MIDWEST
CHICAGO, IL
  Avalon at Danada Farms                                 All         Some          Some         No         No          Yes
  Avalon at West Grove                                  None          All          None         Yes        No          No
  Avalon at Stratford Green                             Most         Some          Some         No         Yes         Yes
  200 Arlington Place                                    All         Some          None         No         Yes         No

MINNEAPOLIS, MN
  Avalon at Devonshire                                  Most         Most          Some         No         Yes         Yes
  Avalon at Edinburgh                                   Some          All          None         No         Yes         No
  Avalon at Town Centre                                 Some          All          None         No         Yes         No
  Avalon at Town Square                                 Some          All          None         No         Yes         No
  Avalon at Woodbury                                    Some         Some          None         No         No          Yes

PACIFIC NORTHWEST

SEATTLE, WA
  Avalon at Bear Creek                                   All          All          Some         Yes        Yes         Yes
  Avalon Redmond Place                                   All          All          None         Yes        Yes         No
  Avalon Greenbriar                                      All          All          Some         Yes        No          No
  Avalon HighGrove                                      Most          All          Some         Yes        Yes         Yes
  Avalon ParcSquare                                      All          All          None         No         No          No
  Avalon RockMeadow                                     Most          All          Some         Yes        Yes         Yes
  Avalon WildReed                                       Most          All          Some         Yes        Yes         No
  Avalon Bellevue                                        All          All          None         No         No          No
  Avalon Belltown                                        All         Some          None         No         No          No
  Avalon Wynhaven                                        All          All          None         Yes        Yes         Yes
  Avalon Brandemoor                                      All          All          Some         Yes        Yes         Yes
  Avalon Wildwood                                       Some         Most          None         No         No          Yes

NORTHERN CALIFORNIA
OAKLAND-EAST BAY, CA
  Waterford                                              All          All          None         Yes        No          No
  Avalon Fremont                                        Most          All          None         Yes        Yes         No
  Avalon Pleasanton                                      All          All          None         Yes        Yes         Yes
  Avalon Dublin                                          All          All          None         No         Yes         No
  Avalon at Willow Creek                                 All          All          None         Yes        No          No
  Avalon at Union Square                                 All          All          None         Yes        No          No

                                                      Homes w/
                                                     pre-wired
                                                      security
                                                      systems
--------------------------------------------------- -----------
WASHINGTON, DC
  Avalon at Ballston - Vermont & Quincy Towers          None
  Avalon Crescent                                        All
  Avalon at Ballston - Washington Towers                None
  Avalon at Cameron Court                                All
  AutumnWoods                                           None
  Avalon at Fair Lakes                                  None
  Avalon at Dulles                                      None
  Avalon at Providence Park                             None
  Avalon at Fox Mill                                     All
  Avalon at Decoverly                                   None
  Avalon Knoll                                          None
  Avalon Fields I & II                                   All
  Avalon Crossing                                        All
  4100 Massachusetts Avenue                             None
  Avalon at Arlington Square I                           All

MIDWEST
CHICAGO, IL
  Avalon at Danada Farms                                None
  Avalon at West Grove                                  None
  Avalon at Stratford Green                             None
  200 Arlington Place                                   None

MINNEAPOLIS, MN
  Avalon at Devonshire                                  None
  Avalon at Edinburgh                                   None
  Avalon at Town Centre                                 None
  Avalon at Town Square                                 None
  Avalon at Woodbury                                    None

PACIFIC NORTHWEST

SEATTLE, WA
  Avalon at Bear Creek                                   All
  Avalon Redmond Place                                  None
  Avalon Greenbriar                                     None
  Avalon HighGrove                                       All
  Avalon ParcSquare                                      All
  Avalon RockMeadow                                      All
  Avalon WildReed                                        All
  Avalon Bellevue                                       None
  Avalon Belltown                                       Some
  Avalon Wynhaven                                        All
  Avalon Brandemoor                                      All
  Avalon Wildwood                                        All

NORTHERN CALIFORNIA
OAKLAND-EAST BAY, CA
  Waterford                                             None
  Avalon Fremont                                         All
  Avalon Pleasanton                                     None
  Avalon Dublin                                         None
  Avalon at Willow Creek                                None
  Avalon at Union Square                                None

    FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES

                                                       1 BR              2BR                     3BR
                                                    ---------- ------------------------   ------------------
                                                                                                                Studios /
                                                     1/1.5 BA   1/1.5 BA    2/2.5/3 BA     2/2.5 BA     3BA    efficiencies
--------------------------------------------------- ---------- ----------  ------------   ----------   -----  --------------
SAN FRANCISCO, CA
  Crown Ridge                                             158         68            24           --      --               4
  Avalon at Sunset Towers                                 183         20            20           --      --              20
  Avalon at Nob Hill                                      114         --            25           --      --              46
  Avalon at Diamond Heights                                90         --            49           15      --              --
  Avalon Towers by the Bay                                103         --           120           --       3              --
  Avalon at Cedar Ridge                                   117         33            24           --      --              21
  Avalon Foster City                                      124        123             1           --      --              40
  Avalon Pacifica                                          58        106            56           --      --              --

SAN JOSE, CA
  Avalon Silicon Valley                                   338         --           336           18      15               3
  Avalon at Blossom Hill                                   90         --           210           --      24              --
  Avalon Campbell                                         156         --           180           --      12              --
  CountryBrook                                            108         --           252           --      --              --
  Avalon at Pruneyard                                     212         40            --           --      --              --
  Avalon at Creekside                                     158        128            --           --      --               8
  Avalon at River Oaks                                    100         --           126           --      --              --
  Avalon at Parkside                                       60         --            96           36      --              --
  Avalon Mountain View                                    108         --            88           52      --              --
  San Marino                                              103         --           145           --      --              --
  Avalon Sunnyvale                                        112         10            54           --      --              44
  Avalon at Foxchase                                      168         --           228           --      --              --
  Fairway Glen                                             60         --            84           --      --              --
  Avalon Cupertino                                        145         --           152           --      14              --
  Avalon on the Alameda                                   113         --           164           --      28              --
  Avalon Rosewalk I & II                                  168         --           264           --      24              --

SOUTHERN CALIFORNIA
LOS ANGELES, CA
  Avalon Woodland Hills                                   222         --           441           --      --              --
  Avalon at Media Center                                  296        102           117           12      --             221
  Avalon Westside Terrace                                 126         --           102           --      --             135
  Avalon at Warner Center                                  88         54            65           20      --              --

ORANGE COUNTY, CA
  Avalon Huntington Beach                                  --         36           324           40      --              --
  Avalon at Pacific Bay                                   144         56           104           --      --              --
  Avalon at South Coast                                   124         --            86           --      --              48
  Avalon Santa Margarita                                  160         --           141           --      --              --
  Amberway                                                114         48            48           --      --              62
  Avalon at Laguna Niguel                                  --         --           176           --      --              --
  Avalon Newport                                           44         54            --           35      --              12
  Avalon Mission Viejo                                     94         28            44           --      --              --

SAN DIEGO, CA
  Avalon at Mission Bay                                   270          9           165           --      --             120
  Avalon at Cortez Hill                                   114         --            83           --      --              97
  Avalon at Mission Ridge                                  18          1            98           83      --              --
  Avalon at Penasquitos Hills                              48         48            80           --      --              --

                                                                                       Washer
                                                                                      & dryer
                                                                         Parking    hook-ups or    Vaulted
                                                     Other     Total     spaces        units       ceilings    Lofts    Fireplaces
--------------------------------------------------- -------   -------   ---------  -------------  ----------  -------  ------------
SAN FRANCISCO, CA
  Crown Ridge                                           --       254       377         Some          Some      None        Some
  Avalon at Sunset Towers                               --       243       244         None          None      None        None
  Avalon at Nob Hill                                    --       185       104         None          None      None        None
  Avalon at Diamond Heights                             --       154       155         None          Some      None        None
  Avalon Towers by the Bay                              --       226       235          All          Some      None        Some
  Avalon at Cedar Ridge                                 --       195       258         None          None      Some        None
  Avalon Foster City                                    --       288       490         None          None      None        None
  Avalon Pacifica                                       --       220       299         None          None      None        Some

SAN JOSE, CA
  Avalon Silicon Valley                                 --       710     1,400          All          Some      Some        Some
  Avalon at Blossom Hill                                --       324       562          All          Some      None        None
  Avalon Campbell                                       --       348       588          All          Some      None        None
  CountryBrook                                          --       360       694          All          Some      None         All
  Avalon at Pruneyard                                   --       252       395          All          None      None        None
  Avalon at Creekside                                   --       294       376         None          None      None        Some
  Avalon at River Oaks                                  --       226       354          All          None      None        Most
  Avalon at Parkside                                    --       192       192          All          Some      None        Half
  Avalon Mountain View                                  --       248       248          All          Some      None        None
  San Marino                                            --       248       436          All          Some      None        None
  Avalon Sunnyvale                                      --       220       394         Some          None      None        None
  Avalon at Foxchase                                    --       396       719          All          Some      None        None
  Fairway Glen                                          --       144       226          All          Some      None        None
  Avalon Cupertino                                      --       311       526          All          Some      None        Some
  Avalon on the Alameda                                 --       305       558          All          Some      None        Some
  Avalon Rosewalk I & II                                --       456       648          All          Some      None        Some

SOUTHERN CALIFORNIA
LOS ANGELES, CA
  Avalon Woodland Hills                                 --       663     1,300         Some          None      Some        None
  Avalon at Media Center                                --       748       838         Some          None      None        Some
  Avalon Westside Terrace                               --       363       487         None          None      None        None
  Avalon at Warner Center                               --       227       252          All          Some      None        Some

ORANGE COUNTY, CA
  Avalon Huntington Beach                               --       400       790         None          None      None        None
  Avalon at Pacific Bay                                 --       304       478          All          None      None        None
  Avalon at South Coast                                          258       403         Some          Half      None        None
  Avalon Santa Margarita                                --       301       523          All          None      None        None
  Amberway                                              --       272       454         None          Some      None        None
  Avalon at Laguna Niguel                               --       176       335         None          Some      None         All
  Avalon Newport                                        --       145       235         Most          Some      None        Some
  Avalon Mission Viejo                                  --       166       250         None          None      None        None

SAN DIEGO, CA
  Avalon at Mission Bay                                 --       564       695         None          None      None        None
  Avalon at Cortez Hill                                 --       294       292         None          None      None        None
  Avalon at Mission Ridge                               --       200       384         Most          None      None        Most
  Avalon at Penasquitos Hills                           --       176       176          All          None      None         All

                                                        Large      Balcony,                               Non-
                                                       storage      patio,                               direct     Direct
                                                     or walk-in    deck or       Built-in                access     access
                                                       closet      sunroom      bookcases    Carports    garages    garages
--------------------------------------------------- ------------  ----------   -----------  ----------  ---------  ---------
SAN FRANCISCO, CA
  Crown Ridge                                           None          All          None         Yes        No          Yes
  Avalon at Sunset Towers                               None         Some          None         No         No          Yes
  Avalon at Nob Hill                                    None         Some          Most         No         Yes         No
  Avalon at Diamond Heights                              All          All          None         No         Yes         No
  Avalon Towers by the Bay                              Half         Most          None         No         No          Yes
  Avalon at Cedar Ridge                                 Some          All          None         Yes        No          Yes
  Avalon Foster City                                    Most         Most          None         Yes        No          No
  Avalon Pacifica                                       Some          All          None         Yes        Yes         No

SAN JOSE, CA
  Avalon Silicon Valley                                 Most          All          Some         No         Yes         No
  Avalon at Blossom Hill                                Most          All          None         Yes        Yes         No
  Avalon Campbell                                        All          All          None         Yes        Yes         No
  CountryBrook                                          None          All          None         Yes        Yes         No
  Avalon at Pruneyard                                   None         Half          None         Yes        Yes         No
  Avalon at Creekside                                   None         Most          None         Yes        No          No
  Avalon at River Oaks                                   All          All          None         No         No          Yes
  Avalon at Parkside                                     All          All          Some         Yes        Yes         No
  Avalon Mountain View                                  Some          All          None         Yes        No          No
  San Marino                                            Most          All          None         Yes        No          No
  Avalon Sunnyvale                                       All          All          None         No         No          Yes
  Avalon at Foxchase                                    Some          All          None         Yes        No          No
  Fairway Glen                                          None          All          None         Yes        No          No
  Avalon Cupertino                                      Some          All          Some         No         Yes         No
  Avalon on the Alameda                                  All          All          Some         No         Yes         No
  Avalon Rosewalk I & II                                Some          All          Most         Yes        Yes         No

SOUTHERN CALIFORNIA
LOS ANGELES, CA
  Avalon Woodland Hills                                 Most          All          None         No         No          No
  Avalon at Media Center                                Some         Some          None         Yes        Yes         No
  Avalon Westside Terrace                               None          All          Some         No         No          No
  Avalon at Warner Center                               Some          All          None         Yes        No          No

ORANGE COUNTY, CA
  Avalon Huntington Beach                               Most         Most          None         Yes        Yes         No
  Avalon at Pacific Bay                                 Half          All          None         Yes        Yes         No
  Avalon at South Coast                                 Half          All          None         Yes        Yes         No
  Avalon Santa Margarita                                None          All          None         Yes        Yes         No
  Amberway                                              None          All          None         Yes        Yes         No
  Avalon at Laguna Niguel                               None         Most          None         Yes        No          No
  Avalon Newport                                        Most         Most          Some         Yes        Yes         No
  Avalon Mission Viejo                                  None          All          None         Yes        Yes         No

SAN DIEGO, CA
  Avalon at Mission Bay                                 Some          All          None         No         Yes         No
  Avalon at Cortez Hill                                 None          All          None         No         No          Yes
  Avalon at Mission Ridge                               Most         Most          None         No         Yes         No
  Avalon at Penasquitos Hills                           Some          All           All         Yes        No          No

                                                      Homes w/
                                                     pre-wired
                                                      security
                                                      systems
--------------------------------------------------- -----------
SAN FRANCISCO, CA
  Crown Ridge                                           None
  Avalon at Sunset Towers                               None
  Avalon at Nob Hill                                    None
  Avalon at Diamond Heights                             None
  Avalon Towers by the Bay                               All
  Avalon at Cedar Ridge                                 None
  Avalon Foster City                                    None
  Avalon Pacifica                                       None

SAN JOSE, CA
  Avalon Silicon Valley                                 None
  Avalon at Blossom Hill                                 All
  Avalon Campbell                                        All
  CountryBrook                                          None
  Avalon at Pruneyard                                   None
  Avalon at Creekside                                   None
  Avalon at River Oaks                                  None
  Avalon at Parkside                                    None
  Avalon Mountain View                                  None
  San Marino                                            None
  Avalon Sunnyvale                                      None
  Avalon at Foxchase                                    None
  Fairway Glen                                          Some
  Avalon Cupertino                                      None
  Avalon on the Alameda                                  All
  Avalon Rosewalk I & II                                 All

SOUTHERN CALIFORNIA
LOS ANGELES, CA
  Avalon Woodland Hills                                 None
  Avalon at Media Center                                None
  Avalon Westside Terrace                               None
  Avalon at Warner Center                               None

ORANGE COUNTY, CA
  Avalon Huntington Beach                               None
  Avalon at Pacific Bay                                 None
  Avalon at South Coast                                 None
  Avalon Santa Margarita                                None
  Amberway                                              None
  Avalon at Laguna Niguel                               None
  Avalon Newport                                        None
  Avalon Mission Viejo                                  None

SAN DIEGO, CA
  Avalon at Mission Bay                                 None
  Avalon at Cortez Hill                                 None
  Avalon at Mission Ridge                               None
  Avalon at Penasquitos Hills                           None

    FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES

                                                       1 BR              2BR                     3BR
                                                    ---------- ------------------------   ------------------
                                                                                                                Studios /
                                                     1/1.5 BA   1/1.5 BA    2/2.5/3 BA     2/2.5 BA     3BA    efficiencies
--------------------------------------------------- ---------- ----------  ------------   ----------   -----  --------------
              DEVELOPMENT COMMUNITIES

  Avalon at Edgewater                                     158         --           190           60      --              --
  Avalon at Freehold                                       42         41           176           37      --              --
  Avalon on Stamford Harbor                               159         --           130           20      --              14
  Avalon Towers on the Peninsula                           90         --           115           --       6              --
  Avalon at Cahill Park                                   118         --            94           --       6              --
  Avalon Riverview                                        184         --           114           --      31              43
  Avalon at Mission Bay North                             148         --            95            6      --               1
  Avalon Oaks West                                         48         12            48           12      --              --
  Avalon Ledges                                           124         --           152           28      --              --
  Avalon Orchards                                          69         12            75           --      --              --
  Avalon at Arlington Square II                           172         --           116           44      --              --
  Avalon at Flanders Hill                                 108         --           142           30      --              --
  Avalon New Canaan                                        16         --            64           24      --              --
  Avalon at Rock Spring                                   178         39           133           36      --              --
  Avalon at Gallery Place I                               111         77            --            4      --              11

                                                                                       Washer
                                                                                      & dryer
                                                                         Parking    hook-ups or    Vaulted
                                                     Other     Total     spaces        units       ceilings    Lofts    Fireplaces
--------------------------------------------------- -------   -------   ---------  -------------  ----------  -------  ------------
              DEVELOPMENT COMMUNITIES

  Avalon at Edgewater                                   --       408       872          All          None      Some        Some
  Avalon at Freehold                                    --       296       611          All          Some      Some        Some
  Avalon on Stamford Harbor                             --       323       543          All          Some      Some        Some
  Avalon Towers on the Peninsula                        --       211       512          All          None      None        None
  Avalon at Cahill Park                                 --       218       283          All          Some      Some        Some
  Avalon Riverview                                      --       372       128          All          None      None        None
  Avalon at Mission Bay North                           --       250       198          All          None      Some        None
  Avalon Oaks West                                      --       120       233          All          Some      Some        Some
  Avalon Ledges                                         --       304       610          All          None      Some        Some
  Avalon Orchards                                       --       156       312          All          None      Half        Some
  Avalon at Arlington Square II                         --       332       563          All          Some      Some        Some
  Avalon at Flanders Hill                               --       280       569          All          None      Some        Some
  Avalon New Canaan                                     --       104       202          All          None      Some        Some
  Avalon at Rock Spring                                 --       386       678          All          Some      Some        Some
  Avalon at Gallery Place I                             --       203       125          All          Some      None        None

                                                        Large      Balcony,                               Non-
                                                       storage      patio,                               direct     Direct
                                                     or walk-in    deck or       Built-in                access     access
                                                       closet      sunroom      bookcases    Carports    garages    garages
--------------------------------------------------- ------------  ----------   -----------  ----------  ---------  ---------
              DEVELOPMENT COMMUNITIES

  Avalon at Edgewater                                    All          All          None         No         No          Yes
  Avalon at Freehold                                     All          All          None         No         Yes         No
  Avalon on Stamford Harbor                             Most          All          None         No         No          No
  Avalon Towers on the Peninsula                        Most          All          None         No         Yes         No
  Avalon at Cahill Park                                 Most          All          None         No         Yes         No
  Avalon Riverview                                      Most         Some          None         No         Yes         No
  Avalon at Mission Bay North                            All         Some          None         No         Yes         No
  Avalon Oaks West                                       All          All          None         No         Yes         No
  Avalon Ledges                                          All         Some          None         No         Yes         No
  Avalon Orchards                                       Most          All          None         No         Yes         Yes
  Avalon at Arlington Square II                         Some          All          Some         No         No          No
  Avalon at Flanders Hill                                All         Some          None         No         Yes         Yes
  Avalon New Canaan                                      All          All          None         No         Yes         Yes
  Avalon at Rock Spring                                 Most         Most          Some         No         No          Yes
  Avalon at Gallery Place I                              All         Some          None        None       None        None

                                                      Homes w/
                                                     pre-wired
                                                      security
                                                      systems
--------------------------------------------------- -----------
              DEVELOPMENT COMMUNITIES

  Avalon at Edgewater                                   Some
  Avalon at Freehold                                    None
  Avalon on Stamford Harbor                              All
  Avalon Towers on the Peninsula                         No
  Avalon at Cahill Park                                  No
  Avalon Riverview                                      Some
  Avalon at Mission Bay North                            No
  Avalon Oaks West                                       All
  Avalon Ledges                                          Yes
  Avalon Orchards                                        All
  Avalon at Arlington Square II                          Yes
  Avalon at Flanders Hill                                Yes
  Avalon New Canaan                                      Yes
  Avalon at Rock Spring                                  Yes
  Avalon at Gallery Place I                             None

    FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES
                                  (CONTINUED)

                                                           Buildings          Community entrance     Building entrance
                                                      w/ security systems     controlled access      controlled access
---------------------------------------------------- ---------------------   -------------------    -------------------
               CURRENT COMMUNITIES (1)

 NORTHEAST
 BOSTON, MA
  Avalon at Prudential Center                                 None                    No                     Yes
  Longwood Towers                                             None                    No                     No
  Avalon Summit                                               None                    No                     Yes
  Avalon at Lexington                                         None                    No                     Yes
  Avalon at Faxon Park                                        None                    No                     Yes
  Avalon West                                                 None                    No                     Yes
  Avalon Oaks                                                 None                    No                     Yes
  Avalon Essex                                                None                    No                     Yes
  Avalon at Center Place                                      None                    Yes                    Yes
  Avalon Estates                                              None                    No                     No

 FAIRFIELD-NEW HAVEN, CT
  Avalon Walk I & II                                          None                    No                     No
  Avalon Glen                                                 None                    No                     Yes
  Avalon Gates                                                None                    Yes                    No
  Avalon Springs                                               All                    No                     No
  Avalon Valley                                               None                    No                     No
  Avalon Lake                                                 None                    No                     No
  Avalon Corners                                               All                    Yes                    Yes
  Avalon Haven                                                None                    No                     No

 LONG ISLAND, NY
  Avalon Commons                                               All                    No                     Yes
  Avalon Towers                                                All                    No                     No
  Avalon Court                                                 All                    Yes                    Yes

 NORTHERN NEW JERSEY
  Avalon Cove                                                  All                    Yes                    Yes
  The Tower at Avalon Cove                                     All                    No                     Yes
  Avalon Crest                                                 All                    Yes                    Yes
  Avalon at Florham Park                                      None                    No                     No

 CENTRAL NEW JERSEY
  Avalon Watch                                                None                    No                     Yes
  Avalon Run East                                             None                    No                     No

 NEW YORK, NY
  Avalon Gardens                                               All                    No                     No
  Avalon View                                                 None                    No                     No
  Avalon Green                                                 All                    No                     No
  The Avalon                                                   All                    No                     Yes
  Avalon Willow                                                All                    Yes                    Yes
  Avalon on the Sound                                          All                    Yes                    Yes

 MID-ATLANTIC
 BALTIMORE, MD
  Avalon at Fairway Hills I & II                              None                    No                     No
  Avalon at Symphony Glen                                     None                    No                     No
  Avalon Landing                                              None                    No                     No

                                                          Under-           Aerobics
                                                      ground parking     dance studio     Car wash     Picnic area
---------------------------------------------------- ----------------   --------------   ----------   -------------
               CURRENT COMMUNITIES (1)

 NORTHEAST
 BOSTON, MA
  Avalon at Prudential Center                               Yes               No             No             Yes
  Longwood Towers                                           No                Yes            No             Yes
  Avalon Summit                                             No                No             No             Yes
  Avalon at Lexington                                       No                No             No             Yes
  Avalon at Faxon Park                                      No                No             No             Yes
  Avalon West                                               No                No             No             Yes
  Avalon Oaks                                               No                No             No             Yes
  Avalon Essex                                              No                No             No             Yes
  Avalon at Center Place                                    Yes               No             Yes            Yes
  Avalon Estates                                            No                No             No             Yes

 FAIRFIELD-NEW HAVEN, CT
  Avalon Walk I & II                                        No                Yes            No             Yes
  Avalon Glen                                               Yes               No             No             No
  Avalon Gates                                              No                No             No             Yes
  Avalon Springs                                            No                No             No             Yes
  Avalon Valley                                             No                No             No             Yes
  Avalon Lake                                               No                No             No             Yes
  Avalon Corners                                            Yes               No             No             Yes
  Avalon Haven                                              No                No             No             Yes

 LONG ISLAND, NY
  Avalon Commons                                            No                No             No             Yes
  Avalon Towers                                             Yes               No             Yes            No
  Avalon Court                                              No                No             Yes            Yes

 NORTHERN NEW JERSEY
  Avalon Cove                                               No                No             No             Yes
  The Tower at Avalon Cove                                  No                No             No             Yes
  Avalon Crest                                              No                No             No             No
  Avalon at Florham Park                                    No                No             No             No

 CENTRAL NEW JERSEY
  Avalon Watch                                              No                No             No             Yes
  Avalon Run East                                           No                No             No             Yes

 NEW YORK, NY
  Avalon Gardens                                            No                No             No             Yes
  Avalon View                                               No                No             No             Yes
  Avalon Green                                              No                No             No             No
  The Avalon                                                Yes               No             No             No
  Avalon Willow                                             Yes               No             No             Yes
  Avalon on the Sound                                       No                No             No             Yes

 MID-ATLANTIC
 BALTIMORE, MD
  Avalon at Fairway Hills I & II                            No                No             Yes            Yes
  Avalon at Symphony Glen                                   No                No             Yes            Yes
  Avalon Landing                                            No                No             Yes            Yes

                                                      Walking / jogging trail      Pool      Sauna / whirlpool       Tennis court
---------------------------------------------------- -------------------------    ------    -------------------     --------------
               CURRENT COMMUNITIES (1)

 NORTHEAST
 BOSTON, MA
  Avalon at Prudential Center                                  No                   No               No                   No
  Longwood Towers                                              No                   No               No                   No
  Avalon Summit                                                No                   Yes              No                   No
  Avalon at Lexington                                          No                   Yes              No                   No
  Avalon at Faxon Park                                         No                   Yes              Yes                  No
  Avalon West                                                  No                   Yes              No                   No
  Avalon Oaks                                                  No                   Yes              Yes                  No
  Avalon Essex                                                 No                   Yes              Yes                  No
  Avalon at Center Place                                       No                   Yes              No                   No
  Avalon Estates                                               Yes                  Yes              Yes                  No

 FAIRFIELD-NEW HAVEN, CT
  Avalon Walk I & II                                           Yes                  Yes              No                   Yes
  Avalon Glen                                                  No                   Yes              No                   No
  Avalon Gates                                                 No                   Yes              No                   No
  Avalon Springs                                               Yes                  Yes              No                   No
  Avalon Valley                                                No                   Yes              No                   No
  Avalon Lake                                                  No                   Yes              No                   No
  Avalon Corners                                               No                   Yes              No                   No
  Avalon Haven                                                 No                   Yes              No                   No

 LONG ISLAND, NY
  Avalon Commons                                               No                   Yes              No                   No
  Avalon Towers                                                No                   Yes              No                   No
  Avalon Court                                                 Yes                  Yes              No                   No

 NORTHERN NEW JERSEY
  Avalon Cove                                                  Yes                  Yes              No                   Yes
  The Tower at Avalon Cove                                     Yes                  Yes              No                   Yes
  Avalon Crest                                                 No                   Yes              No                   No
  Avalon at Florham Park                                       No                   Yes              No                   No

 CENTRAL NEW JERSEY
  Avalon Watch                                                 No                   Yes              No                   Yes
  Avalon Run East                                              Yes                  Yes              No                   No

 NEW YORK, NY
  Avalon Gardens                                               No                   Yes              No                   Yes
  Avalon View                                                  No                   Yes              No                   Yes
  Avalon Green                                                 No                   Yes              No                   No
  The Avalon                                                   No                   No               No                   No
  Avalon Willow                                                No                   Yes              No                   No
  Avalon on the Sound                                          Yes                  Yes              No                   No

 MID-ATLANTIC
 BALTIMORE, MD
  Avalon at Fairway Hills I & II                               No                   Yes              No                   Yes
  Avalon at Symphony Glen                                      Yes                  Yes              No                   No
  Avalon Landing                                               Yes                  Yes              No                   No

                                                                                                                 Indoor
                                                      Racquetball     Fitness center    Sand volleyball    outdoor basketball
---------------------------------------------------- -------------   ----------------  -----------------  --------------------
               CURRENT COMMUNITIES (1)

 NORTHEAST
 BOSTON, MA
  Avalon at Prudential Center                              No               No                 No                  No
  Longwood Towers                                          No               Yes                No                  No
  Avalon Summit                                            No               Yes                No                  No
  Avalon at Lexington                                      No               Yes                No                  Yes
  Avalon at Faxon Park                                     No               Yes                No                  No
  Avalon West                                              No               No                 No                  Yes
  Avalon Oaks                                              No               Yes                No                  No
  Avalon Essex                                             No               Yes                No                  No
  Avalon at Center Place                                   No               Yes                No                  No
  Avalon Estates                                           No               Yes                No                  No

 FAIRFIELD-NEW HAVEN, CT
  Avalon Walk I & II                                       Yes              Yes                No                  Yes
  Avalon Glen                                              Yes              Yes                No                  No
  Avalon Gates                                             Yes              Yes                Yes                 Yes
  Avalon Springs                                           No               Yes                No                  No
  Avalon Valley                                            No               Yes                No                  Yes
  Avalon Lake                                              No               Yes                No                  No
  Avalon Corners                                           No               Yes                No                  No
  Avalon Haven                                             No               Yes                No                  No

 LONG ISLAND, NY
  Avalon Commons                                           No               Yes                No                  Yes
  Avalon Towers                                            No               Yes                No                  No
  Avalon Court                                             Yes              Yes                No                  Yes

 NORTHERN NEW JERSEY
  Avalon Cove                                              Yes              Yes                No                  Yes
  The Tower at Avalon Cove                                 Yes              Yes                No                  Yes
  Avalon Crest                                             No               Yes                No                  Yes
  Avalon at Florham Park                                   No               Yes                No                  No

 CENTRAL NEW JERSEY
  Avalon Watch                                             Yes              Yes                No                  Yes
  Avalon Run East                                          No               Yes                No                  No

 NEW YORK, NY
  Avalon Gardens                                           Yes              Yes                Yes                 Yes
  Avalon View                                              No               Yes                No                  Yes
  Avalon Green                                             No               No                 Yes                 No
  The Avalon                                               No               Yes                No                  No
  Avalon Willow                                            Yes              Yes                No                  No
  Avalon on the Sound                                      No               Yes                No                  Yes

 MID-ATLANTIC
 BALTIMORE, MD
  Avalon at Fairway Hills I & II                           Yes              Yes                No                  No
  Avalon at Symphony Glen                                  No               Yes                No                  No
  Avalon Landing                                           No               Yes                No                  No

                                                       Clubhouse / clubroom     Business center     Totlot     Concierge
----------------------------------------------------  ----------------------   -----------------   --------   -----------
               CURRENT COMMUNITIES (1)

 NORTHEAST
 BOSTON, MA
  Avalon at Prudential Center                                   Yes                    No             No          Yes
  Longwood Towers                                               Yes                    No             Yes         Yes
  Avalon Summit                                                 No                     No             No          No
  Avalon at Lexington                                           Yes                    No             Yes         No
  Avalon at Faxon Park                                          Yes                    No             Yes         No
  Avalon West                                                   Yes                    No             Yes         No
  Avalon Oaks                                                   Yes                    No             Yes         No
  Avalon Essex                                                  Yes                    No             No          No
  Avalon at Center Place                                        Yes                    No             No          Yes
  Avalon Estates                                                No                     Yes            Yes         No

 FAIRFIELD-NEW HAVEN, CT
  Avalon Walk I & II                                            Yes                    No             Yes         No
  Avalon Glen                                                   Yes                    No             No          Yes
  Avalon Gates                                                  Yes                    No             Yes         No
  Avalon Springs                                                Yes                    No             Yes         No
  Avalon Valley                                                 Yes                    No             Yes         No
  Avalon Lake                                                   No                     No             No          No
  Avalon Corners                                                Yes                    Yes            No          Yes
  Avalon Haven                                                  Yes                    No             Yes         No

 LONG ISLAND, NY
  Avalon Commons                                                Yes                    Yes            Yes         No
  Avalon Towers                                                 Yes                    No             No          Yes
  Avalon Court                                                  Yes                    Yes            Yes         No

 NORTHERN NEW JERSEY
  Avalon Cove                                                   Yes                    Yes            Yes         Yes
  The Tower at Avalon Cove                                      Yes                    Yes            Yes         Yes
  Avalon Crest                                                  Yes                    Yes            No          No
  Avalon at Florham Park                                        Yes                    No             No          No

 CENTRAL NEW JERSEY
  Avalon Watch                                                  Yes                    No             Yes         No
  Avalon Run East                                               Yes                    No             Yes         No

 NEW YORK, NY
  Avalon Gardens                                                Yes                    Yes            Yes         Yes
  Avalon View                                                   Yes                    No             Yes         No
  Avalon Green                                                  Yes                    No             No          No
  The Avalon                                                    Yes                    Yes            No          Yes
  Avalon Willow                                                 Yes                    Yes            No          Yes
  Avalon on the Sound                                           Yes                    Yes            No          Yes

 MID-ATLANTIC
 BALTIMORE, MD
  Avalon at Fairway Hills I & II                                Yes                    Yes            Yes         No
  Avalon at Symphony Glen                                       Yes                    No             Yes         No
  Avalon Landing                                                Yes                    No             No          No

    FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES
                                  (CONTINUED)

                                                           Buildings          Community entrance     Building entrance
                                                      w/ security systems     controlled access      controlled access
---------------------------------------------------- ---------------------   -------------------    -------------------
 WASHINGTON, DC
  Avalon at Ballston - Vermont & Quincy Towers                None                    Yes                    Yes
  Avalon Crescent                                             None                    Yes                    No
  Avalon at Ballston - Washington Towers                      None                    Yes                    Yes
  Avalon at Cameron Court                                      All                    Yes                    No
  AutumnWoods                                                 None                    No                     No
  Avalon at Fair Lakes                                        None                    Yes                    No
  Avalon at Dulles                                            None                    No                     No
  Avalon at Providence Park                                   None                    No                     No
  Avalon at Fox Mill                                          None                    No                     No
  Avalon at Decoverly                                         None                    No                     No
  Avalon Knoll                                                None                    No                     Yes
  Avalon Fields I & II                                         All                    No                     No
  Avalon Crossing                                             None                    Yes                    No
  4100 Massachusetts Avenue                                   None                    Yes                    Yes
  Avalon at Arlington Square I                                None                    No                     Yes

 MIDWEST
 CHICAGO, IL
  Avalon at Danada Farms                                      None                    No                     No
  Avalon at West Grove                                        None                    No                     Yes
  Avalon at Stratford Green                                   None                    No                     No
  200 Arlington Place                                         None                    No                     Yes

 MINNEAPOLIS, MN
  Avalon at Devonshire                                        None                    No                     Yes
  Avalon at Edinburgh                                         None                    No                     Yes
  Avalon at Town Centre                                       None                    No                     Yes
  Avalon at Town Square                                       None                    No                     Yes
  Avalon at Woodbury                                          None                    No                     No

 PACIFIC NORTHWEST

 SEATTLE, WA
  Avalon at Bear Creek                                         All                    Yes                    No
  Avalon Redmond Place                                        None                    No                     No
  Avalon Greenbriar                                           None                    No                     Yes
  Avalon HighGrove                                            None                    No                     No
  Avalon ParcSquare                                           None                    Yes                    Yes
  Avalon RockMeadow                                           None                    No                     No
  Avalon WildReed                                             None                    No                     No
  Avalon Bellevue                                             None                    No                     Yes
  Avalon Belltown                                             None                    Yes                    Yes
  Avalon Wynhaven                                             None                    No                     Yes
  Avalon Brandemoor                                            All                    No                     No
  Avalon Wildwood                                              All                    No                     No

 NORTHERN CALIFORNIA
 OAKLAND-EAST BAY, CA
  Waterford                                                   Some                    Yes                    No
  Avalon Fremont                                               All                    No                     No
  Avalon Pleasanton                                           None                    No                     No
  Avalon Dublin                                               None                    No                     No
  Avalon at Willow Creek                                      Some                    Yes                    No
  Avalon at Union Square                                      None                    Yes                    No

                                                          Under-           Aerobics
                                                      ground parking     dance studio     Car wash     Picnic area
---------------------------------------------------- ----------------   --------------   ----------   -------------
 WASHINGTON, DC
  Avalon at Ballston - Vermont & Quincy Towers              Yes               No             No             Yes
  Avalon Crescent                                           No                Yes            Yes            Yes
  Avalon at Ballston - Washington Towers                    Yes               No             No             Yes
  Avalon at Cameron Court                                   No                Yes            Yes            Yes
  AutumnWoods                                               No                No             Yes            Yes
  Avalon at Fair Lakes                                      No                No             Yes            Yes
  Avalon at Dulles                                          No                No             Yes            No
  Avalon at Providence Park                                 No                No             Yes            No
  Avalon at Fox Mill                                        No                No             Yes            Yes
  Avalon at Decoverly                                       No                No             Yes            Yes
  Avalon Knoll                                              No                No             Yes            Yes
  Avalon Fields I & II                                      No                No             Yes            Yes
  Avalon Crossing                                           No                No             Yes            Yes
  4100 Massachusetts Avenue                                 Yes               No             No             No
  Avalon at Arlington Square I                              No                No             No             Yes

 MIDWEST
 CHICAGO, IL
  Avalon at Danada Farms                                    No                No             No             No
  Avalon at West Grove                                      No                No             No             Yes
  Avalon at Stratford Green                                 No                No             Yes            Yes
  200 Arlington Place                                       No                No             No             No

 MINNEAPOLIS, MN
  Avalon at Devonshire                                      Yes               No             Yes            Yes
  Avalon at Edinburgh                                       Yes               No             Yes            Yes
  Avalon at Town Centre                                     Yes               No             Yes            Yes
  Avalon at Town Square                                     Yes               No             Yes            Yes
  Avalon at Woodbury                                        No                No             No             No

 PACIFIC NORTHWEST

 SEATTLE, WA
  Avalon at Bear Creek                                      No                No             No             Yes
  Avalon Redmond Place                                      No                No             Yes            No
  Avalon Greenbriar                                         No                No             No             Yes
  Avalon HighGrove                                          No                No             No             No
  Avalon ParcSquare                                         Yes               No             No             No
  Avalon RockMeadow                                         No                No             No             Yes
  Avalon WildReed                                           No                No             No             Yes
  Avalon Bellevue                                           Yes               No             No             No
  Avalon Belltown                                           Yes               No             No             No
  Avalon Wynhaven                                           Yes               No             No             Yes
  Avalon Brandemoor                                         No                No             No             Yes
  Avalon Wildwood                                           No                No             No             No

 NORTHERN CALIFORNIA
 OAKLAND-EAST BAY, CA
  Waterford                                                 No                No             Yes            No
  Avalon Fremont                                            Yes               Yes            Yes            No
  Avalon Pleasanton                                         No                No             Yes            No
  Avalon Dublin                                             No                No             Yes            Yes
  Avalon at Willow Creek                                    No                No             Yes            Yes
  Avalon at Union Square                                    No                No             No             No


                                                      Walking / jogging trail      Pool      Sauna / whirlpool       Tennis court
---------------------------------------------------- -------------------------    ------    -------------------     --------------
 WASHINGTON, DC
  Avalon at Ballston - Vermont & Quincy Towers                 No                   Yes              Yes                  No
  Avalon Crescent                                              Yes                  Yes              No                   No
  Avalon at Ballston - Washington Towers                       No                   Yes              No                   Yes
  Avalon at Cameron Court                                      No                   Yes              Yes                  No
  AutumnWoods                                                  Yes                  Yes              No                   Yes
  Avalon at Fair Lakes                                         No                   Yes              No                   Yes
  Avalon at Dulles                                             Yes                  Yes              Yes                  Yes
  Avalon at Providence Park                                    No                   Yes              No                   No
  Avalon at Fox Mill                                           No                   Yes              No                   No
  Avalon at Decoverly                                          Yes                  Yes              No                   Yes
  Avalon Knoll                                                 Yes                  Yes              No                   Yes
  Avalon Fields I & II                                         No                   Yes              No                   No
  Avalon Crossing                                              No                   Yes              No                   No
  4100 Massachusetts Avenue                                    Yes                  Yes              No                   No
  Avalon at Arlington Square I                                 No                   Yes              No                   No

 MIDWEST
 CHICAGO, IL
  Avalon at Danada Farms                                       No                   Yes              No                   No
  Avalon at West Grove                                         No                   Yes              Yes                  No
  Avalon at Stratford Green                                    Yes                  Yes              No                   No
  200 Arlington Place                                          No                   Yes              No                   No

 MINNEAPOLIS, MN
  Avalon at Devonshire                                         Yes                  Yes              No                   Yes
  Avalon at Edinburgh                                          Yes                  Yes              Yes                  No
  Avalon at Town Centre                                        Yes                  Yes              Yes                  Yes
  Avalon at Town Square                                        Yes                  Yes              Yes                  Yes
  Avalon at Woodbury                                           Yes                  Yes              No                   No

 PACIFIC NORTHWEST

 SEATTLE, WA
  Avalon at Bear Creek                                         Yes                  Yes              Yes                  No
  Avalon Redmond Place                                         Yes                  Yes              Yes                  No
  Avalon Greenbriar                                            No                   Yes              Yes                  No
  Avalon HighGrove                                             No                   Yes              Yes                  No
  Avalon ParcSquare                                            Yes                  No               No                   No
  Avalon RockMeadow                                            No                   Yes              Yes                  No
  Avalon WildReed                                              Yes                  Yes              Yes                  No
  Avalon Bellevue                                              No                   No               No                   No
  Avalon Belltown                                              No                   No               No                   No
  Avalon Wynhaven                                              Yes                  Yes              Yes                  No
  Avalon Brandemoor                                            No                   Yes              Yes                  No
  Avalon Wildwood                                              Yes                  Yes              Yes                  No

 NORTHERN CALIFORNIA
 OAKLAND-EAST BAY, CA
  Waterford                                                    No                   Yes              Yes                  No
  Avalon Fremont                                               No                   Yes              Yes                  No
  Avalon Pleasanton                                            No                   Yes              Yes                  No
  Avalon Dublin                                                No                   Yes              Yes                  No
  Avalon at Willow Creek                                       No                   Yes              Yes                  No
  Avalon at Union Square                                       No                   Yes              No                   No

                                                                                                                  Indoor
                                                       Racquetball     Fitness center    Sand volleyball    outdoor basketball
----------------------------------------------------  -------------   ----------------  -----------------  --------------------
 WASHINGTON, DC
  Avalon at Ballston - Vermont & Quincy Towers              No               Yes                No                  No
  Avalon Crescent                                           No               Yes                No                  No
  Avalon at Ballston - Washington Towers                    No               Yes                No                  No
  Avalon at Cameron Court                                   No               Yes                Yes                 Yes
  AutumnWoods                                               No               Yes                Yes                 Yes
  Avalon at Fair Lakes                                      No               Yes                No                  No
  Avalon at Dulles                                          No               Yes                No                  No
  Avalon at Providence Park                                 No               Yes                No                  No
  Avalon at Fox Mill                                        No               Yes                No                  No
  Avalon at Decoverly                                       Yes              Yes                No                  Yes
  Avalon Knoll                                              No               Yes                No                  Yes
  Avalon Fields I & II                                      No               Yes                No                  No
  Avalon Crossing                                           No               Yes                No                  No
  4100 Massachusetts Avenue                                 No               Yes                No                  No
  Avalon at Arlington Square I                              No               Yes                No                  Yes

 MIDWEST
 CHICAGO, IL
  Avalon at Danada Farms                                    No               Yes                No                  No
  Avalon at West Grove                                      Yes              Yes                No                  No
  Avalon at Stratford Green                                 No               No                 No                  No
  200 Arlington Place                                       No               Yes                No                  No

 MINNEAPOLIS, MN
  Avalon at Devonshire                                      No               Yes                No                  No
  Avalon at Edinburgh                                       No               Yes                No                  No
  Avalon at Town Centre                                     No               Yes                Yes                 No
  Avalon at Town Square                                     No               Yes                Yes                 No
  Avalon at Woodbury                                        No               Yes                No                  No

 PACIFIC NORTHWEST

 SEATTLE, WA
  Avalon at Bear Creek                                      No               Yes                No                  No
  Avalon Redmond Place                                      No               Yes                No                  No
  Avalon Greenbriar                                         No               Yes                No                  Yes
  Avalon HighGrove                                          No               Yes                No                  No
  Avalon ParcSquare                                         No               Yes                No                  No
  Avalon RockMeadow                                         No               Yes                No                  No
  Avalon WildReed                                           No               Yes                No                  No
  Avalon Bellevue                                           No               Yes                No                  No
  Avalon Belltown                                           No               Yes                No                  No
  Avalon Wynhaven                                           No               Yes                No                  Yes
  Avalon Brandemoor                                         No               Yes                No                  No
  Avalon Wildwood                                           No               Yes                No                  No

 NORTHERN CALIFORNIA
 OAKLAND-EAST BAY, CA
  Waterford                                                 No               Yes                No                  Yes
  Avalon Fremont                                            No               Yes                No                  No
  Avalon Pleasanton                                         No               Yes                No                  Yes
  Avalon Dublin                                             No               Yes                Yes                 Yes
  Avalon at Willow Creek                                    No               Yes                No                  No
  Avalon at Union Square                                    No               Yes                No                  No


                                                       Clubhouse / clubroom     Business center     Totlot     Concierge
----------------------------------------------------  ----------------------   -----------------   --------   -----------
 WASHINGTON, DC
  Avalon at Ballston - Vermont & Quincy Towers                  Yes                    No             No          No
  Avalon Crescent                                               Yes                    Yes            Yes         Yes
  Avalon at Ballston - Washington Towers                        Yes                    No             No          Yes
  Avalon at Cameron Court                                       Yes                    Yes            No          No
  AutumnWoods                                                   Yes                    No             Yes         No
  Avalon at Fair Lakes                                          Yes                    Yes            No          No
  Avalon at Dulles                                              Yes                    No             No          No
  Avalon at Providence Park                                     Yes                    Yes            No          No
  Avalon at Fox Mill                                            Yes                    No             Yes         No
  Avalon at Decoverly                                           Yes                    No             Yes         No
  Avalon Knoll                                                  No                     No             Yes         No
  Avalon Fields I & II                                          Yes                    No             Yes         No
  Avalon Crossing                                               Yes                    No             Yes         No
  4100 Massachusetts Avenue                                     Yes                    No             No          No
  Avalon at Arlington Square I                                  Yes                    Yes            Yes         No

 MIDWEST
 CHICAGO, IL
  Avalon at Danada Farms                                        Yes                    Yes            No          Yes
  Avalon at West Grove                                          Yes                    Yes            Yes         No
  Avalon at Stratford Green                                     Yes                    No             No          Yes
  200 Arlington Place                                           Yes                    No             No          No

 MINNEAPOLIS, MN
  Avalon at Devonshire                                          Yes                    No             No          No
  Avalon at Edinburgh                                           Yes                    No             No          No
  Avalon at Town Centre                                         Yes                    No             Yes         No
  Avalon at Town Square                                         Yes                    No             Yes         No
  Avalon at Woodbury                                            No                     No             No          No

 PACIFIC NORTHWEST

 SEATTLE, WA
  Avalon at Bear Creek                                          Yes                    Yes            Yes         No
  Avalon Redmond Place                                          Yes                    No             Yes         No
  Avalon Greenbriar                                             Yes                    No             Yes         No
  Avalon HighGrove                                              Yes                    Yes            Yes         No
  Avalon ParcSquare                                             Yes                    Yes            No          No
  Avalon RockMeadow                                             Yes                    Yes            Yes         No
  Avalon WildReed                                               Yes                    Yes            Yes         No
  Avalon Bellevue                                               Yes                    Yes            No          Yes
  Avalon Belltown                                               Yes                    No             No          No
  Avalon Wynhaven                                               Yes                    Yes            Yes         No
  Avalon Brandemoor                                             Yes                    Yes            Yes         No
  Avalon Wildwood                                               Yes                    Yes            Yes         No

 NORTHERN CALIFORNIA
 OAKLAND-EAST BAY, CA
  Waterford                                                     No                     No             Yes         No
  Avalon Fremont                                                Yes                    No             No          No
  Avalon Pleasanton                                             No                     Yes            Yes         No
  Avalon Dublin                                                 No                     Yes            No          No
  Avalon at Willow Creek                                        No                     No             No          No
  Avalon at Union Square                                        No                     No             No          No

    FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES
                                  (CONTINUED)

                                                           Buildings          Community entrance     Building entrance
                                                      w/ security systems     controlled access      controlled access
---------------------------------------------------- ---------------------   -------------------    -------------------
 SAN FRANCISCO, CA
  Crown Ridge                                                 None                    No                     No
  Avalon at Sunset Towers                                      All                    Yes                    Yes
  Avalon at Nob Hill                                          None                    Yes                    Yes
  Avalon at Diamond Heights                                   None                    No                     Yes
  Avalon Towers by the Bay                                    None                    Yes                    Yes
  Avalon at Cedar Ridge                                       None                    No                     No
  Avalon Foster City                                          Some                    No                     No
  Avalon Pacifica                                             None                    No                     No

 SAN JOSE, CA
  Avalon Silicon Valley                                       Some                    Yes                    Yes
  Avalon at Blossom Hill                                      None                    Yes                    Yes
  Avalon Campbell                                             Some                    Yes                    Yes
  CountryBrook                                                None                    Yes                    No
  Avalon at Pruneyard                                         None                    No                     No
  Avalon at Creekside                                         Some                    No                     No
  Avalon at River Oaks                                        None                    No                     No
  Avalon at Parkside                                          None                    No                     No
  Avalon Mountain View                                        None                    No                     No
  San Marino                                                  None                    Yes                    No
  Avalon Sunnyvale                                            None                    No                     No
  Avalon at Foxchase                                          None                    No                     No
  Fairway Glen                                                Some                    No                     No
  Avalon Cupertino                                            None                    Yes                    Yes
  Avalon on the Alameda                                        All                    Yes                    Yes
  Avalon Rosewalk I & II                                      None                    Yes                    No

 SOUTHERN CALIFORNIA
 LOS ANGELES, CA
  Avalon Woodland Hills                                       None                    Yes                    No
  Avalon at Media Center                                      None                    No                     Yes
  Avalon Westside Terrace                                     None                    Yes                    Yes
  Avalon at Warner Center                                     None                    Yes                    Yes

 ORANGE COUNTY, CA
  Avalon Huntington Beach                                     None                    Yes                    No
  Avalon at Pacific Bay                                       None                    Yes                    No
  Avalon at South Coast                                       None                    Yes                    No
  Avalon Santa Margarita                                      None                    No                     No
  Amberway                                                    None                    Yes                    No
  Avalon at Laguna Niguel                                     None                    No                     No
  Avalon Newport                                              None                    No                     No
  Avalon Mission Viejo                                        None                    Yes                    No

 SAN DIEGO, CA
  Avalon at Mission Bay                                       None                    Yes                    Yes
  Avalon at Cortez Hill                                        All                    Yes                    Yes
  Avalon at Mission Ridge                                     Some                    No                     No
  Avalon at Penasquitos Hills                                 None                    No                     No

                                                          Under-           Aerobics
                                                      ground parking     dance studio     Car wash     Picnic area
---------------------------------------------------- ----------------   --------------   ----------   -------------
 SAN FRANCISCO, CA
  Crown Ridge                                               Yes               No             No             No
  Avalon at Sunset Towers                                   Yes               No             Yes            Yes
  Avalon at Nob Hill                                        Yes               No             No             Yes
  Avalon at Diamond Heights                                 Yes               No             No             No
  Avalon Towers by the Bay                                  Yes               No             No             No
  Avalon at Cedar Ridge                                     No                No             No             No
  Avalon Foster City                                        No                No             Yes            No
  Avalon Pacifica                                           No                No             No             No

 SAN JOSE, CA
  Avalon Silicon Valley                                     Yes               Yes            No             Yes
  Avalon at Blossom Hill                                    No                No             Yes            No
  Avalon Campbell                                           Yes               Yes            No             Yes
  CountryBrook                                              No                No             Yes            No
  Avalon at Pruneyard                                       No                No             No             Yes
  Avalon at Creekside                                       No                No             No             Yes
  Avalon at River Oaks                                      No                No             No             Yes
  Avalon at Parkside                                        Yes               No             No             Yes
  Avalon Mountain View                                      Yes               No             Yes            Yes
  San Marino                                                No                No             Yes            No
  Avalon Sunnyvale                                          Yes               Yes            Yes            Yes
  Avalon at Foxchase                                        Yes               No             Yes            No
  Fairway Glen                                              No                No             Yes            Yes
  Avalon Cupertino                                          Yes               No             No             No
  Avalon on the Alameda                                     Yes               No             No             No
  Avalon Rosewalk I & II                                    No                Yes            No             Yes

 SOUTHERN CALIFORNIA
 LOS ANGELES, CA
  Avalon Woodland Hills                                     Yes               No             No             No
  Avalon at Media Center                                    No                No             No             Yes
  Avalon Westside Terrace                                   Yes               No             No             No
  Avalon at Warner Center                                   No                No             No             No

 ORANGE COUNTY, CA
  Avalon Huntington Beach                                   No                No             No             Yes
  Avalon at Pacific Bay                                     No                No             No             No
  Avalon at South Coast                                     No                No             Yes            No
  Avalon Santa Margarita                                    No                No             No             Yes
  Amberway                                                  No                No             No             No
  Avalon at Laguna Niguel                                   Yes               No             No             No
  Avalon Newport                                            No                No             Yes            No
  Avalon Mission Viejo                                      No                No             No             No

 SAN DIEGO, CA
  Avalon at Mission Bay                                     Yes               Yes            Yes            No
  Avalon at Cortez Hill                                     No                No             No             No
  Avalon at Mission Ridge                                   No                No             No             Yes
  Avalon at Penasquitos Hills                               No                No             No             Yes

                                                      Walking / jogging trail      Pool      Sauna / whirlpool         Tennis court
---------------------------------------------------- -------------------------    ------    -------------------       --------------
 SAN FRANCISCO, CA
  Crown Ridge                                                  Yes                  Yes              Yes                     No
  Avalon at Sunset Towers                                      No                   No               No                      No
  Avalon at Nob Hill                                           No                   No               No                      No
  Avalon at Diamond Heights                                    No                   Yes              Yes                     No
  Avalon Towers by the Bay                                     No                   No               Yes                     No
  Avalon at Cedar Ridge                                        No                   Yes              Yes                     No
  Avalon Foster City                                           Yes                  Yes              No                      No
  Avalon Pacifica                                              No                   Yes              No                      No

 SAN JOSE, CA
  Avalon Silicon Valley                                        No                   Yes              Yes                     Yes
  Avalon at Blossom Hill                                       No                   Yes              Yes                     No
  Avalon Campbell                                              Yes                  Yes              Yes                     No
  CountryBrook                                                 No                   Yes              Yes                     No
  Avalon at Pruneyard                                          No                   Yes              Yes                     No
  Avalon at Creekside                                          Yes                  Yes              No                      Yes
  Avalon at River Oaks                                         No                   Yes              Yes                     No
  Avalon at Parkside                                           No                   Yes              Yes                     No
  Avalon Mountain View                                         No                   Yes              No                      No
  San Marino                                                   No                   Yes              Yes                     No
  Avalon Sunnyvale                                             No                   Yes              Yes                     No
  Avalon at Foxchase                                           No                   Yes              Yes                     No
  Fairway Glen                                                 No                   Yes              Yes                     No
  Avalon Cupertino                                             No                   Yes              Yes                     No
  Avalon on the Alameda                                        No                   Yes              Yes                     No
  Avalon Rosewalk I & II                                       Yes                  Yes              Yes                     No

 SOUTHERN CALIFORNIA
 LOS ANGELES, CA
  Avalon Woodland Hills                                        No                   Yes              Yes                     No
  Avalon at Media Center                                       No                   Yes              No                      No
  Avalon Westside Terrace                                      No                   Yes              Yes                     Yes
  Avalon at Warner Center                                      No                   Yes              Yes                     Yes

 ORANGE COUNTY, CA
  Avalon Huntington Beach                                      No                   Yes              Yes                     No
  Avalon at Pacific Bay                                        No                   Yes              Yes                     No
  Avalon at South Coast                                        No                   Yes              Yes                     Yes
  Avalon Santa Margarita                                       Yes                  Yes              Yes                     No
  Amberway                                                     No                   Yes              Yes                     No
  Avalon at Laguna Niguel                                      No                   Yes              Yes                     No
  Avalon Newport                                               No                   Yes              Yes                     No
  Avalon Mission Viejo                                         Yes                  Yes              Yes                     No

 SAN DIEGO, CA
  Avalon at Mission Bay                                        No                   Yes              Yes                     Yes
  Avalon at Cortez Hill                                        Yes                  Yes              Yes                     Yes
  Avalon at Mission Ridge                                      No                   Yes              Yes                     No
  Avalon at Penasquitos Hills                                  Yes                  Yes              Yes                     Yes

                                                                                                                 Indoor
                                                      Racquetball     Fitness center    Sand volleyball    outdoor basketball
---------------------------------------------------- -------------   ----------------  -----------------  --------------------
 SAN FRANCISCO, CA
  Crown Ridge                                              No               Yes                No                  No
  Avalon at Sunset Towers                                  No               No                 No                  No
  Avalon at Nob Hill                                       No               Yes                No                  No
  Avalon at Diamond Heights                                No               Yes                No                  No
  Avalon Towers by the Bay                                 No               Yes                No                  No
  Avalon at Cedar Ridge                                    No               Yes                No                  No
  Avalon Foster City                                       No               No                 No                  No
  Avalon Pacifica                                          No               Yes                No                  No

 SAN JOSE, CA
  Avalon Silicon Valley                                    No               Yes                No                  Yes
  Avalon at Blossom Hill                                   No               Yes                No                  No
  Avalon Campbell                                          No               Yes                Yes                 No
  CountryBrook                                             No               Yes                No                  No
  Avalon at Pruneyard                                      No               Yes                Yes                 Yes
  Avalon at Creekside                                      No               Yes                Yes                 Yes
  Avalon at River Oaks                                     No               Yes                No                  No
  Avalon at Parkside                                       No               Yes                No                  Yes
  Avalon Mountain View                                     No               Yes                No                  No
  San Marino                                               No               Yes                No                  No
  Avalon Sunnyvale                                         No               Yes                No                  No
  Avalon at Foxchase                                       No               Yes                No                  No
  Fairway Glen                                             No               Yes                No                  No
  Avalon Cupertino                                         No               Yes                No                  No
  Avalon on the Alameda                                    No               Yes                No                  No
  Avalon Rosewalk I & II                                   No               Yes                No                  No

 SOUTHERN CALIFORNIA
 LOS ANGELES, CA
  Avalon Woodland Hills                                    No               Yes                No                  No
  Avalon at Media Center                                   No               Yes                No                  No
  Avalon Westside Terrace                                  No               Yes                No                  Yes
  Avalon at Warner Center                                  No               Yes                No                  No

 ORANGE COUNTY, CA
  Avalon Huntington Beach                                  No               Yes                No                  No
  Avalon at Pacific Bay                                    No               Yes                No                  No
  Avalon at South Coast                                    No               Yes                Yes                 No
  Avalon Santa Margarita                                   No               Yes                No                  No
  Amberway                                                 No               Yes                No                  No
  Avalon at Laguna Niguel                                  No               Yes                No                  No
  Avalon Newport                                           No               Yes                No                  No
  Avalon Mission Viejo                                     No               Yes                No                  No

 SAN DIEGO, CA
  Avalon at Mission Bay                                    No               Yes                Yes                 Yes
  Avalon at Cortez Hill                                    No               Yes                No                  No
  Avalon at Mission Ridge                                  No               Yes                No                  No
  Avalon at Penasquitos Hills                              Yes              Yes                Yes                 No


                                                      Clubhouse / clubroom     Business center     Totlot     Concierge
---------------------------------------------------- ----------------------   -----------------   --------   -----------
 SAN FRANCISCO, CA
  Crown Ridge                                                 No                     Yes             No          No
  Avalon at Sunset Towers                                     No                     No              No          No
  Avalon at Nob Hill                                          No                     No              No          Yes
  Avalon at Diamond Heights                                   Yes                    No              No          No
  Avalon Towers by the Bay                                    Yes                    Yes             No          Yes
  Avalon at Cedar Ridge                                       Yes                    No              No          No
  Avalon Foster City                                          Yes                    No              Yes         No
  Avalon Pacifica                                             No                     No              No          No

 SAN JOSE, CA
  Avalon Silicon Valley                                       Yes                    Yes             Yes         Yes
  Avalon at Blossom Hill                                      No                     Yes             No          No
  Avalon Campbell                                             No                     Yes             Yes         No
  CountryBrook                                                No                     No              No          No
  Avalon at Pruneyard                                         No                     Yes             No          No
  Avalon at Creekside                                         Yes                    Yes             No          No
  Avalon at River Oaks                                        No                     Yes             No          No
  Avalon at Parkside                                          Yes                    Yes             Yes         No
  Avalon Mountain View                                        No                     Yes             Yes         No
  San Marino                                                  No                     No              Yes         No
  Avalon Sunnyvale                                            No                     Yes             Yes         No
  Avalon at Foxchase                                          No                     No              No          No
  Fairway Glen                                                No                     No              Yes         No
  Avalon Cupertino                                            No                     Yes             No          No
  Avalon on the Alameda                                       No                     No              No          No
  Avalon Rosewalk I & II                                      No                     Yes             No          No

 SOUTHERN CALIFORNIA
 LOS ANGELES, CA
  Avalon Woodland Hills                                        No                    Yes             No          No
  Avalon at Media Center                                       No                    Yes             No          No
  Avalon Westside Terrace                                      Yes                   Yes             Yes         No
  Avalon at Warner Center                                      No                    Yes             No          No

 ORANGE COUNTY, CA
  Avalon Huntington Beach                                      Yes                   Yes             Yes         No
  Avalon at Pacific Bay                                        No                    Yes             Yes         No
  Avalon at South Coast                                        Yes                   Yes             No          No
  Avalon Santa Margarita                                       No                    No              Yes         No
  Amberway                                                     No                    No              No          No
  Avalon at Laguna Niguel                                      No                    No              Yes         No
  Avalon Newport                                               No                    Yes             No          No
  Avalon Mission Viejo                                         No                    Yes             No          No

 SAN DIEGO, CA
  Avalon at Mission Bay                                        Yes                   Yes             No          No
  Avalon at Cortez Hill                                        Yes                   Yes             No          No
  Avalon at Mission Ridge                                      No                    No              Yes         No
  Avalon at Penasquitos Hills                                  No                    Yes             Yes         No

    FEATURES AND RECREATIONAL AMENITIES - CURRENT AND DEVELOPMENT COMMUNITIES
                                  (CONTINUED)

                                                           Buildings          Community entrance     Building entrance
                                                      w/ security systems     controlled access      controlled access
---------------------------------------------------- ---------------------   -------------------    -------------------
               DEVELOPMENT COMMUNITIES

  Avalon at Edgewater                                          All                    Yes                    Yes
  Avalon at Freehold                                          None                    No                     No
  Avalon on Stamford Harbor                                    All                    Yes                    Yes
  Avalon Towers on the Peninsula                               Yes                    Yes                    Yes
  Avalon at Cahill Park                                        Yes                    Yes                    Yes
  Avalon Riverview                                             All                    Yes                    Yes
  Avalon at Mission Bay North                                  Yes                    Yes                    Yes
  Avalon Oaks West                                             All                    No                     Yes
  Avalon Ledges                                                Yes                    No                     Yes
  Avalon Orchards                                              No                     No                     No
  Avalon at Arlington Square II                                Yes                    No                     Yes
  Avalon at Flanders Hill                                      Yes                    No                     Yes
  Avalon New Canaan                                            Yes                    No                     Yes
  Avalon at Rock Spring                                        No                     No                     Yes
  Avalon at Gallery Place I                                    All                    Yes                    Yes

                                                          Under-           Aerobics
                                                      ground parking     dance studio     Car wash     Picnic area
---------------------------------------------------- ----------------   --------------   ----------   -------------
               DEVELOPMENT COMMUNITIES

  Avalon at Edgewater                                       Yes               No             No             No
  Avalon at Freehold                                        No                No             No             Yes
  Avalon on Stamford Harbor                                 Yes               No             No             Yes
  Avalon Towers on the Peninsula                            Yes               No             Yes            Yes
  Avalon at Cahill Park                                     Yes               Yes            No             No
  Avalon Riverview                                          No                No             No             Yes
  Avalon at Mission Bay North                               Yes               Yes            No             No
  Avalon Oaks West                                          No                No             No             Yes
  Avalon Ledges                                             No                No             No             Yes
  Avalon Orchards                                           No                No             No             Yes
  Avalon at Arlington Square II                             No                No             No             Yes
  Avalon at Flanders Hill                                   No                No             No             Yes
  Avalon New Canaan                                         No                No             No             Yes
  Avalon at Rock Spring                                     No                No             No             Yes
  Avalon at Gallery Place I                                 Yes               No             No             No


                                                      Walking / jogging trail      Pool      Sauna / whirlpool       Tennis court
---------------------------------------------------- -------------------------    ------    -------------------     --------------
               DEVELOPMENT COMMUNITIES

  Avalon at Edgewater                                          No                   Yes              No                   No
  Avalon at Freehold                                           No                   Yes              No                   No
  Avalon on Stamford Harbor                                    Yes                  Yes              No                   No
  Avalon Towers on the Peninsula                               No                   Yes              Yes                  No
  Avalon at Cahill Park                                        No                   Yes              Yes                  No
  Avalon Riverview                                             Yes                  No               No                   No
  Avalon at Mission Bay North                                  No                   No               No                   No
  Avalon Oaks West                                             No                   Yes              Yes                  No
  Avalon Ledges                                                No                   Yes              Yes                  No
  Avalon Orchards                                              Yes                  Yes              Yes                  No
  Avalon at Arlington Square II                                No                   Yes              No                   No
  Avalon at Flanders Hill                                      No                   Yes              Yes                  No
  Avalon New Canaan                                            Yes                  Yes              No                   No
  Avalon at Rock Spring                                        No                   Yes              No                   No
  Avalon at Gallery Place I                                    No                   No               No                   No

                                                                                                                 Indoor
                                                      Racquetball     Fitness center    Sand volleyball    outdoor basketball
---------------------------------------------------- -------------   ----------------  -----------------  --------------------
               DEVELOPMENT COMMUNITIES

  Avalon at Edgewater                                      No               Yes                No                  No
  Avalon at Freehold                                       No               Yes                No                  No
  Avalon on Stamford Harbor                                Yes              Yes                No                  Yes
  Avalon Towers on the Peninsula                           No               Yes                No                  No
  Avalon at Cahill Park                                    No               Yes                No                  No
  Avalon Riverview                                         No               Yes                No                  No
  Avalon at Mission Bay North                              No               Yes                No                  No
  Avalon Oaks West                                         No               Yes                No                  No
  Avalon Ledges                                            No               Yes                No                  Yes
  Avalon Orchards                                          No               Yes                No                  No
  Avalon at Arlington Square II                            No               Yes                No                  Yes
  Avalon at Flanders Hill                                  No               Yes                No                  Yes
  Avalon New Canaan                                        No               Yes                No                  No
  Avalon at Rock Spring                                    No               Yes                No                  No
  Avalon at Gallery Place I                                No               Yes                No                  No


                                                      Clubhouse / clubroom     Business center     Totlot     Concierge
---------------------------------------------------- ----------------------   -----------------   --------   -----------
               DEVELOPMENT COMMUNITIES

  Avalon at Edgewater                                         Yes                    Yes             No          Yes
  Avalon at Freehold                                          Yes                    Yes             Yes         No
  Avalon on Stamford Harbor                                   Yes                    Yes             No          Yes
  Avalon Towers on the Peninsula                              No                     No              No          Yes
  Avalon at Cahill Park                                       Yes                    Yes             No          No
  Avalon Riverview                                            Yes                    Yes             No          Yes
  Avalon at Mission Bay North                                 Yes                    No              No          Yes
  Avalon Oaks West                                            Yes                    No              Yes         No
  Avalon Ledges                                               Yes                    No              Yes         No
  Avalon Orchards                                             Yes                    No              Yes         No
  Avalon at Arlington Square II                               Yes                    Yes             Yes         No
  Avalon at Flanders Hill                                     Yes                    No              Yes         No
  Avalon New Canaan                                           Yes                    Yes             Yes         No
  Avalon at Rock Spring                                       Yes                    Yes             Yes         No
  Avalon at Gallery Place I                                   No                     Yes             No          Yes

(1) For the purpose of this table, Current Communities excludes communities held by unconsolidated real estate joint ventures.

Development Communities

As of March 1, 2002, we had 15 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,963 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $750,300,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

        -   we will complete the Development Communities;

        -   our budgeted costs or estimates of occupancy rates will be realized;

        - our schedule of leasing start dates or construction completion dates will be achieved; or

        - future developments will realize returns comparable to our past developments.

You should carefully review the discussion under "Risks of Development and Redevelopment" included elsewhere in this Item 2.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

                                          Number of    Budgeted                                  Estimated    Estimated
                                          apartment    cost (1)    Construction   Initial       completion  stabilization
                                            homes    ($ millions)     start      occupancy (2)     date        date (3)
                                         ----------  ------------  ------------  -------------  ----------  -------------
 1. Avalon at Edgewater                      408       $  75.6       Q3 1999       Q2 2001       Q2 2002       Q4 2002
    Edgewater, NJ
 2. Avalon at Freehold                       296       $  33.1       Q2 2000       Q3 2001       Q1 2002       Q3 2002
    Freehold, NJ
 3. Avalon on Stamford Harbor                323       $  60.7       Q3 2000       Q1 2002       Q4 2002       Q2 2003
    Stamford, CT
 4. Avalon Towers on the Peninsula           211       $  65.9       Q3 2000       Q1 2002       Q2 2002       Q4 2002
    Mountain View, CA
 5. Avalon at Cahill Park                    218       $  50.5       Q4 2000       Q4 2001       Q3 2002       Q1 2003
    San Jose, CA
 6. Avalon Riverview                         372       $ 102.5       Q4 2000       Q2 2002       Q4 2002       Q2 2003
    Long Island City, NY
 7. Avalon at Mission Bay North              250       $  79.5       Q1 2001       Q4 2002       Q1 2003       Q3 2003
    San Francisco, CA
 8. Avalon Oaks West                         120       $  17.7       Q1 2001       Q4 2001       Q2 2002       Q4 2002
    Wilmington, MA
 9. Avalon Ledges                            304       $  37.7       Q2 2001       Q2 2002       Q1 2003       Q3 2003
    Weymouth, MA
10. Avalon Orchards                          156       $  21.7       Q2 2001       Q1 2002       Q4 2002       Q2 2003
    Marlborough, MA
11. Avalon at Arlington Square II            332       $  43.9       Q3 2001       Q3 2002       Q1 2003       Q3 2003
    Arlington, VA
12. Avalon at Flanders Hill                  280       $  38.4       Q3 2001       Q3 2002       Q2 2003       Q4 2003
    Westborough, MA
13. Avalon New Canaan (4)                    104       $  27.2       Q3 2001       Q3 2002       Q4 2002       Q2 2003
    New Canaan, CT
14. Avalon at Rock Spring (4)                386       $  45.9       Q4 2001       Q1 2003       Q3 2003       Q1 2004
    North Bethesda, MD
15. Avalon at Gallery Place I (5)            203       $  50.0       Q4 2001       Q3 2003       Q4 2003       Q2 2004
    Washington, DC
                                          ------       -------
          Total                             3,963      $ 750.3
                                          =======      =======


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

(4) The land for this community is currently owned by a limited partnership in which we are a majority partner. It is currently anticipated that the land seller will retain a minority limited partner interest. The budgeted cost reflected above excludes construction and management fees due to AvalonBay.

(5) The total budgeted cost for this community excludes approximately $4 million of proceeds that the Company estimates it will receive upon a sale of transferable development rights associated with the development of the community. These rights do not become transferable until construction completion and there can be no assurance that the projected amount of proceeds will be achieved.

Redevelopment Communities

As of March 1, 2002, we had three communities under redevelopment. We expect the total budgeted cost to complete these Redevelopment Communities, including the cost of acquisition and redevelopment, to be approximately $290,800,000, of which approximately $64,100,000 is the additional capital invested or expected to be invested above the original purchase cost. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedules for reconstruction completion, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under "Risks of Development and Redevelopment" indcluded elsewhere in this Item 2.

The following presents a summary of Redevelopment Communities:

                                                           Budgeted Cost
                                                            ($ millions)
                                      Number of      --------------------------                                       Estimated
                                      apartment      Acquisition        Total       Reconstruction  Reconstruction  restabilized
                                        homes            cost          cost (1)         start       completion (2)  operations (3)
                                      ---------      -----------       --------     --------------  --------------  --------------

1. Avalon at Media Center
   Burbank, CA                             748         $  55.3         $  75.3         Q1 2000         Q1 2002         Q2 2002
2. Avalon at Prudential Center
   Boston, MA                              781         $ 133.9         $ 154.5         Q4 2000         Q4 2002         Q2 2003
3. Avalon Terrace (4)
   Stamford, CT                            367         $  37.5         $  61.0         Q4 2000         Q2 2002         Q4 2002
                                       -------         -------         -------

   Total                                 1,896         $ 226.7         $ 290.8
                                       =======         =======         =======


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

(4) This community is being redeveloped in a joint venture structure with third party financing. Our portion of the equity contribution for this unconsolidated joint venture is projected to be $9.6 million.


Development Rights

As of March 1, 2002, we are considering the development of 30 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest, or for which we hold a purchase option. These Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 8,918 upscale apartment homes to our portfolio. At December 31, 2001, the cumulative capitalized costs incurred in pursuit of the 30 Development Rights was approximately $29,800,000, net of land acquisition costs associated with nine of the Development Rights. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

We generally hold Development Rights through options to acquire land. The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. Finally, we currently intend to limit the percentage of debt used to finance new developments in order to maintain our general historical practice with respect to the proportion of debt in our capital structure. Therefore, other financing alternatives may be required to finance the development of those Development Rights scheduled to start construction after January 1, 2002. Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of our long-term stockholder value.

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

The following presents a summary of the 30 Development Rights we are currently pursuing:

                                                                  Estimated               Estimated
                                                                    number              budgeted cost
                Location                                           of homes              ($ millions)
     -----------------------------------                        --------------         ---------------

 1.  North Bethesda, MD                        (1)                    499                    $85
 2.  Newton, MA                                                       294                     58
 3.  Lawrence, NJ                                                     312                     43
 4.  Los Angeles, CA                           (2)                    309                     59
 5.  Darien, CT                                (2)                    189                     39
 6.  Danbury, CT                               (2)                    253                     36
 7.  Glen Cove, NY                             (2)                    256                     71
 8.  Coram, NY                                                        450                     65
 9.  Orange, CT                                (2)                    168                     21
10.  Bedford, MA                                                      139                     21
11.  North Potomac, MD                                                520                     61
12.  New Rochelle, NY  Phase II and III                               588                    144
13.  Washington, D.C.                          (2)                    144                     30
14.  Hingham, MA                                                      270                     44
15.  Oakland, CA                               (2)                    180                     40
16.  Seattle, WA                               (2)                    154                     50
17.  Bellevue, WA                                                     347                     63
18.  Long Island City, NY  Phase II and III                           539                    162
19.  Glendale, CA                                                     223                     49
20.  Cohasset, MA                                                     240                     38
21.  Kirkland, WA                                                     215                     50
22.  Milford, CT                                                      284                     35
23.  Greenburgh, NY Phase II and III                                  766                    139
24.  Stratford, CT                                                    146                     18
25.  Andover, MA                                                      136                     21
26.  College Park, MD                                                 320                     44
27.  Wilton, CT                                                       106                     24
28.  San Francisco, CA                                                303                    106
29.  Hopewell, NJ  Phase I                                            280                     40
30.  Hopewell, NJ  Phase II                                           288                     43
                                                                --------------         ---------------

     Totals                                                          8,918                $1,699
                                                                ==============         ===============


(1) This develoment right is owned by a DownREIT partnership. The partnership owns the land, but construction has not yet begun.

(2)  Land is owned, but construction has not begun.

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

        -   construction or reconstruction costs;

        -   real estate taxes;

        -   capitalized interest;

        -   loan fees;

        -   permits;

        -   professional fees;

        -   allocated development or redevelopment overhead; and

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

Capitalized Interest

In accordance with generally accepted accounting principles, we capitalize interest expense during construction or reconstruction until a community or portion of a community obtains a certificate of occupancy. Thereafter, the interest allocated to that community or portion of a community is expensed. Capitalized interest during the years ended December 31, 2001 and 2000 totaled $27,635,000 and $18,328,000, respectively.

Acquisition Activities and Other Recent Developments

Acquisitions of Existing Communities. We have acquired three communities containing 995 apartment homes since January 1, 2001 for an acquisition price of approximately $129,300,000. Each of these communities was acquired pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated party.

One DownREIT partnership was formed since January 1, 2001 in conjunction with the acquisition of land by that partnership.

Sales of Existing Communities. We seek to increase our geographical concentration in selected high barrier-to-entry markets where we believe we can:

        - apply sufficient market and management presence to enhance revenue growth;

        -   reduce operating expenses; and

        -   leverage management talent.

To achieve this increased concentration, we sell assets that do not meet our long term investment criteria and redeploy the proceeds from those sales to develop and redevelop communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a nontaxable like-kind exchange transaction. Accordingly, we sold seven communities, totaling 2,551 apartment homes, since January 1, 2001. Net proceeds from the sales of these assets totaled $230,400,000.

Land Acquisitions and Leases for New Developments. We carefully select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2001, we acquired the following land parcels for future development:

                                               Estimated
                                                 number         Budgeted
                                     Gross    of apartment       cost (1)          Date         Construction   Construction
                                     acres        homes        ($ millions)      acquired         start (2)    completion (2)
                                    -------   ------------     ------------   --------------    ------------   --------------
1.  Grosvenor Village                10.0          499             $85.0       December 2001       Q1 2002       Q2 2004
    North Bethesda, MD
2.  Avalon del Ray                    4.5          309             $59.0       January 2001        Q2 2002       Q1 2004
    Los Angeles, CA
3.  Avalon at Mountain Terrace       36.0          253             $36.0       November 2001       Q3 2002       Q1 2004
    Danbury, CT
4.  Avalon Glen Cove                  3.5          256             $71.0       November 2001       Q2 2002       Q1 2004
    Glen Cove, NY
5.  Avalon Madison (3)                0.7          154             $50.0        August 2001          n/a           n/a
    Seattle, WA
6.  Gallery Place II                  0.3          144             $30.0       February 2001       Q4 2002       Q4 2004
    Washington, DC
                                    -------     -------          --------

    Total                              55        1,615            $331.0
                                    =======     =======          ========


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

(3) In October 2001, the Company annnounced that it was deferring development of Avalon Madison until economic conditions improve.

Natural Disasters

Many of our West Coast communities are located in the general vicinity of active earthquake faults. A large concentration of AvalonBay communities lies near, and thus is susceptible to, the major fault lines in the San Francisco Bay Area, including the San Andreas fault and Hayward fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels.

In November 2001, we renewed our earthquake insurance. For any single occurrence, and in the aggregate, we have in place with respect to communities located in California, $67,000,000 of coverage with a deductible per building equal to five percent of the value of that building. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California, with the exception of Washington State, is subject to a $100,000,000 limit and a $100,000 deductible per location. In addition, up to an aggregate of $2,000,000, the next $400,000 of loss per occurrence will be treated as an additional deductible. Coverage in Washington State is subject to a $65,000,000 limit, with the same deductible. Our general liability and property insurance program provides coverage for public liability and fire damage. In the event an uninsured disaster or a loss in excess of insured limits were to occur, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

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

AvalonBay is currently involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company. The action arises from our October 1999 termination of York Hunter as construction manager under a contract relating to construction of the Avalon Willow community in Mamaroneck, New York, because of alleged failures and deficiencies by York Hunter and its subcontractors in performing under the contract. York Hunter initiated the litigation in October 1999 by filing a complaint against us and other defendants claiming more than $15,000,000 in damages. We have filed counterclaims against York Hunter seeking more than $9,000,000 in compensatory damages, including lost rental income and costs to complete the community. We have also filed a claim against National Union Fire Insurance, which furnished construction and performance bonds to us on behalf of York Hunter. We believe that we have meritorious defenses against all of York Hunter's claims and are vigorously contesting those claims. We also intend to pursue our counterclaims against York Hunter and National Union Fire Insurance aggressively. The litigation is pending in the Supreme Court of the State of New York, County of Westchester. A trial date has not been set.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2001.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Our common stock is traded on the New York Stock Exchange (NYSE) and the Pacific Exchange (PCX) under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock on the NYSE for the years 2001 and 2000, as reported by the NYSE. On March 1, 2002 there were 617 holders of record of an aggregate of 68,780,976 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.


                                             2001                             2000
                                ------------------------------   -------------------------------
                                    Sales Price                     Sales Price
                                --------------------- Dividends  -------------------- Dividends
                                  High        Low     declared     High       Low     declared
                                ---------- ---------- --------   ---------  --------- ----------
Quarter ended March 31           $ 50.000    $45.200   $ 0.64     $36.688   $ 32.625     $ 0.56

Quarter ended June 30            $ 47.450    $42.450   $ 0.64     $43.125   $ 36.125     $ 0.56

Quarter ended September 30       $ 51.900    $43.800   $ 0.64     $48.250   $ 42.000     $ 0.56

Quarter ended December 31        $ 49.700    $44.010   $ 0.64     $50.625   $ 44.000     $ 0.56


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



                                                                            Years ended
                                                  ---------------------------------------------------------------
                                                   12-31-01     12-31-00     12-31-99     12-31-98     12-31-97
                                                  -----------  -----------  -----------  -----------  -----------
Revenue:
    Rental income                                 $   637,379  $   571,943  $   504,567  $   369,945  $   169,442
    Management fees                                     1,325        1,051        1,176        1,377        1,029
    Other income                                        2,953          401          236           81          633
                                                  -----------  -----------  -----------  -----------  -----------
    Total revenue                                     641,657      573,395      505,979      371,403      171,104
                                                  -----------  -----------  -----------  -----------  -----------

Expenses:
    Operating expenses, excluding property taxes      161,887      142,664      135,517      104,346       47,279
    Property taxes                                     52,201       46,958       42,701       31,775       14,429
    Interest expense                                  103,203       83,609       74,699       54,650       16,977
    Depreciation                                      130,079      122,610      109,759       77,374       29,113
    General and administrative                         15,224       13,013        9,592        9,124        5,093
    Non-recurring items                                    --           --       16,782           --           --
                                                  -----------  -----------  -----------  -----------  -----------
    Total expenses                                    462,594      408,854      389,050      277,269      112,891
                                                  -----------  -----------  -----------  -----------  -----------

Equity in income of
    unconsolidated entities                               856        2,428        2,867        2,638        5,689
Interest income                                         6,823        4,764        7,362        3,508        1,346
Minority interest in consolidated partnerships           (597)      (1,908)      (1,975)      (1,770)         174
                                                  -----------  -----------  -----------  -----------  -----------
    Income before gain on sale of
       communities and extraordinary item             186,145      169,825      125,183       98,510       65,422
Gain on sale of communities                            62,852       40,779       47,093       25,270          677
                                                  -----------  -----------  -----------  -----------  -----------
    Income before extraordinary item                  248,997      210,604      172,276      123,780       66,099
Extraordinary item                                        --           --           --          (245)      (1,183)
                                                  -----------  -----------  -----------  -----------  -----------
    Net income                                        248,997      210,604      172,276      123,535       64,916
    Dividends attributable to preferred stock         (32,497)     (39,779)     (39,779)     (28,132)     (19,656)
                                                  -----------  -----------  -----------  -----------  -----------
    Net income available to common
      stockholders                                $   216,500  $   170,825  $   132,497  $    95,403  $    45,260
                                                  ===========  ===========  ===========  ===========  ===========

PER COMMON SHARE AND SHARE INFORMATION:

Per common share - basic
    Income before extraordinary item              $      3.19  $      2.58  $      2.05  $      1.89  $      1.64
       (net of preferred dividends)
    Extraordinary item                            $        --  $        --  $        --  $        --  $     (0.04)
    Net income available to common stockholders   $      3.19  $      2.58  $      2.05  $      1.89  $      1.60
    Weighted average common shares outstanding     67,842,752   66,309,707   64,724,799   50,387,258   28,244,845

Per common share - diluted
    Income before extraordinary item              $      3.12  $      2.53  $      2.03  $      1.88  $      1.63
       (net of preferred dividends)
    Extraordinary item                            $        --  $        --  $        --  $        --  $     (0.04)
    Net income available to common stockholders   $      3.12  $      2.53  $      2.03  $      1.88  $      1.59
    Weighted average common shares and units       69,781,719   68,140,998   66,110,664   51,771,247   28,431,823
       outstanding

Cash dividends declared                           $      2.56  $      2.24  $      2.06  $      2.04  $      2.00


                                                                                         Years ended
                                                              -------------------------------------------------------------------
                                                                12-31-01      12-31-00      12-31-99     12-31-98     12-31-97
                                                              ------------- ------------- ------------- ------------ ------------

OTHER INFORMATION:
    Net income                                                 $   248,997  $    210,604  $    172,276  $   123,535  $    64,916
    Depreciation                                                   130,079       122,610       109,759       77,374       29,113
    Interest expense                                               103,203        83,609        74,699       54,650       16,977
    Interest income                                                 (6,823)       (4,764)       (7,362)      (3,508)      (1,346)
    Non-recurring items                                                 --            --        16,782           --           --
    Gain on sale of communities                                    (62,852)      (40,779)      (47,093)     (25,270)        (677)
    Extraordinary item                                                  --            --            --          245        1,183
                                                              ------------- ------------- ------------- ------------ ------------
    Gross EBITDA (1)                                           $   412,604  $    371,280  $    319,061  $   227,026  $   110,166
                                                              ============= ============= ============= ============ ============

    Funds from Operations (2)                                  $   283,293  $    252,013  $    196,058  $   148,487  $    73,525
    Number of current communities (3)                                  126           126           122          127           64
    Number of apartment homes                                       37,228        37,147        36,008       37,911       19,318

BALANCE SHEET INFORMATION:
    Real estate, before accumulated depreciation               $ 4,837,869  $  4,535,969  $  4,266,426  $ 4,006,456  $ 1,534,986
    Total assets                                               $ 4,664,289  $  4,397,255  $  4,154,662  $ 4,005,013  $ 1,529,703
    Notes payable and unsecured credit facilities              $ 2,082,769  $  1,729,924  $  1,593,647  $ 1,484,371  $   506,129

CASH FLOW INFORMATION:
    Net cash flows provided by operating activities            $   308,723  $    296,462  $    251,779  $   192,339  $    93,584
    Net cash flows used in investing activities                $  (259,391) $   (252,534) $   (236,687) $  (566,516) $  (421,355)
    Net cash flows provided by (used in) financing activities  $   (33,580) $      5,685  $    (16,361) $   376,345  $   320,252


Notes to Selected Financial Data
---------------------------------



(1) Gross EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-recurring items, gain on sale of communities and extraordinary items. Gross EBITDA is relevant to an understanding of the economics of AvalonBay because it is one indication of cash flow available from continuing operations to service fixed obligations. Gross EBITDA should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles, or "GAAP"), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of gross EBITDA may not be comparable to gross EBITDA as calculated by other companies.

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

    FFO does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered as an alternative to net income as an indication of performance. FFO should also not be considered an alternative to net cash flows from operating activities, as determined by GAAP, or as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. Further, FFO as calculated by other REITs may not be comparable to our calculation of FFO. Calculations for FFO are presented below:



                                                                                   Years ended
                                                          ------------------------------------------------------------
                                                           12-31-01    12-31-00    12-31-99     12-31-98    12-31-97
                                                          ----------- ----------- ------------ ----------- -----------
Net income available to common stockholders                $ 216,500   $ 170,825   $  132,497   $  95,403   $  45,260
Depreciation (real estate related)                           126,984     119,416      107,928      75,614      27,360
Joint venture adjustments                                      1,102         792          751         725         399
Minority interest                                              1,559       1,759        1,975       1,770          --
Gain on sale of communities                                  (62,852)    (40,779)     (47,093)    (25,270)       (677)

Extraordinary items                                              --          --           --          245       1,183
                                                          ----------- ----------- ------------ ----------- -----------

Funds from Operations                                      $ 283,293   $ 252,013   $  196,058   $ 148,487   $  73,525

Net cash provided by operating activities                  $ 308,723   $ 296,462   $  251,779   $ 192,339   $  93,584
                                                          =========== =========== ============ =========== ===========
Net cash used in investing activities                      $(259,391)  $(252,534)  $ (236,687)  $(566,516)  $(421,355)
                                                          =========== =========== ============ =========== ===========
Net cash provided by (used in) financing activities        $ (33,580)  $   5,685   $  (16,361)  $ 376,345   $ 320,252
                                                          =========== =========== ============ =========== ===========


(3) Current Communities consist of all communities other than those which are still under construction and have not received a final certificate of occupancy.

ITEM 7. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-K, including the footnotes to our Consolidated Financial Statements which immediately follows, contains "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "project," and other similar expressions in this Form 10-K, that predict or indicate future events and trends or that do not report historical matters. In addition, information concerning the following are forward-looking statements:

      - the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;

      -    the timing of lease-up and occupancy of apartment communities;

      -    the pursuit of land on which we are considering future development;

      -    cost, yield and earnings estimates; and

      - the development of management information systems by companies in which we have an investment and our implementation and use of those systems.

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

      - we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital;

      - construction costs of a community may exceed our original estimates;

      - we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest expense and construction costs and reduced rental revenues;

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

      - we may be unsuccessful in managing our current growth in the number of apartment communities; and

      - software applications and ancillary services being developed by companies in which we have invested may be unsuccessful in achieving their business plans or unsuccessful in obtaining additional funding, which could lead to a partial or complete loss of our investment in these companies.

You should read our Consolidated Financial Statements and notes included in this report in conjunction with the following discussion. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements, and you should not rely upon them after the date of this report.

Business Description and Community Information

AvalonBay is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the ownership and operation of upscale apartment communities (which generally command among the highest rents in their submarkets) in high barrier-to-entry markets of the United States. This is because we believe that, long term, the limited new supply of upscale apartment homes in these markets will result in larger increases in cash flows relative to other markets. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense in-fill locations where zoned and entitled land is in limited supply. These markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States.

We are a fully-integrated real estate organization with in-house expertise in the following areas:

      -    development and redevelopment;

      -    construction and reconstruction;

      -    leasing and management;

      -    acquisition and disposition;

      -    financing;

      -    marketing; and

      -    information technologies.

We believe apartment communities present an attractive investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand during all phases of a real estate cycle. With our expertise and in-house capabilities, we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in our target markets. Our ability to identify or pursue attractive opportunities, however, is affected by capital market conditions, including prevailing interest rates, and by the availability of attractively priced opportunities. Given current capital market and real estate market conditions, we are carefully considering the appropriate allocation of capital investment among development and redevelopment communities as well as the acquisition of established communities. We intend to pursue these investments in markets where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years.

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development, and development rights (i.e., land or land options held for development). Our current operating communities are further distinguished as Established, Other Stabilized, and Redevelopment. A description of these categories and operating performance information can be found in Note 9, "Segment Reporting," in our Consolidated Financial Statements included in this report.

On December 31, 2001, we owned or had an ownership interest in these categories as follows:

                                                      Number of            Number of
                                                     communities         apartment homes
                                                  ------------------- ---------------------
     Current Communities
     --------------------

                Established Communities:
                       Northeast                         20                5,416
                       Mid-Atlantic                      18                5,297
                       Midwest                            6                1,591
                       Pacific Northwest                  2                  486
                       Northern California               27                7,851
                       Southern California               11                3,112
                                                    --------             --------
                            Total Established            84               23,753

                Other Stabilized Communities:
                       Northeast                         16                4,313
                       Mid-Atlantic                       3                1,125
                       Midwest                            3                1,033
                       Pacific Northwest                 10                2,673
                       Northern California                3                1,038
                       Southern California                4                1,397
                                                    --------             --------
                            Total Other Stabilized       39               11,579

                Redevelopment Communities                 3                1,896
                                                    --------             --------

                Total Current Communities               126               37,228
                                                    ========             ========

     Development Communities                             15                3,963
     -----------------------
                                                    ========             ========

     Development Rights                                  30                8,918
     ------------------                             ========             ========

Results of Operations and Funds From Operations

A comparison of our operating results for the years 2001, 2000, and 1999 follows (dollars in thousands):

                                                                                               Change
                                                                                      ------------------------
                                                               2001         2000           $            %          2000
                                                            -----------  -----------  -----------  -----------  -----------
 Revenue:
     Rental income                                           $ 637,379     $571,943     $ 65,436        11.4%     $571,943
     Management fees                                             1,325        1,051          274        26.1%        1,051
     Other income                                                2,953          401        2,552       636.4%          401
                                                            -----------  -----------  -----------  -----------  -----------
     Total revenue                                             641,657      573,395       68,262        11.9%      573,395
                                                            -----------  -----------  -----------  -----------  -----------

 Expenses:
     Operating, excluding property taxes                       161,887      142,664       19,223        13.5%      142,664
     Property taxes                                             52,201       46,958        5,243        11.2%       46,958
                                                            -----------  -----------  -----------  -----------  -----------
          Total operating expenses                             214,088      189,622       24,466        12.9%      189,622
                                                            -----------  -----------  -----------  -----------  -----------

 Net operating income                                          427,569      383,773       43,796        11.4%      383,773

     Interest expense                                          103,203       83,609       19,594        23.4%       83,609
     Depreciation expense                                      130,079      122,610        7,469         6.1%      122,610
     General and administrative                                 15,224       13,013        2,211        17.0%       13,013
     Non-recurring charges                                          --           --           --           --           --
                                                            -----------  -----------  -----------  -----------  -----------
          Total other expenses                                 248,506      219,232       29,274        13.4%      219,232
                                                            -----------  -----------  -----------  -----------  -----------

     Equity in income of unconsolidated entities                   856        2,428       (1,572)      (64.7%)       2,428
     Interest income                                             6,823        4,764        2,059        43.2%        4,764
     Minority interest of unitholders
          in consolidated partnerships                            (597)      (1,908)       1,311       (68.7%)      (1,908)
                                                            -----------  -----------  -----------  -----------  -----------

     Income before gain on sale of communities                 186,145      169,825       16,320         9.6%      169,825
     Gain on sale of communities                                62,852       40,779       22,073        54.1%       40,779
                                                            -----------  -----------  -----------  -----------  -----------

     Net income                                                248,997      210,604       38,393        18.2%      210,604
     Preferred dividends                                       (32,497)     (39,779)       7,282       (18.3%)     (39,779)
                                                            -----------  -----------  -----------  -----------  -----------
     Net income available to common stockholders              $216,500     $170,825     $ 45,675        26.7%     $170,825
                                                            ===========  ===========  ===========  ===========  ===========




                                                                                 Change
                                                                        ------------------------
                                                               1999          $            %
                                                            ----------- -----------  -----------
 Revenue:
     Rental income                                           $ 504,567    $ 67,376        13.4%
     Management fees                                             1,176        (125)      (10.6%)
     Other income                                                  236         165        69.9%
                                                            ----------- -----------  -----------
     Total revenue                                             505,979      67,416        13.3%
                                                            ----------- -----------  -----------

 Expenses:
     Operating, excluding property taxes                       135,517       7,147         5.3%
     Property taxes                                             42,701       4,257        10.0%
                                                            ----------- -----------  -----------
          Total operating expenses                             178,218      11,404         6.4%
                                                            ----------- -----------  -----------

 Net operating income                                          327,761      56,012        17.1%

     Interest expense                                           74,699       8,910        11.9%
     Depreciation expense                                      109,759      12,851        11.7%
     General and administrative                                  9,592       3,421        35.7%
     Non-recurring charges                                      16,782     (16,782)     (100.0%)
                                                            ----------- -----------  -----------
          Total other expenses                                 210,832       8,400         4.0%
                                                            ----------- -----------  -----------

     Equity in income of unconsolidated entities                 2,867        (439)      (15.3%)
     Interest income                                             7,362      (2,598)      (35.3%)
     Minority interest of unitholders
          in consolidated partnerships                          (1,975)         67        (3.4%)
                                                            ----------- -----------  -----------

     Income before gain on sale of communities                 125,183      44,642        35.7%
     Gain on sale of communities                                47,093      (6,314)      (13.4%)
                                                            ----------- -----------  -----------

     Net income                                                172,276      38,328        22.2%
     Preferred dividends                                       (39,779)         --         0.0%
                                                            ----------- -----------  -----------
     Net income available to common stockholders              $132,497    $ 38,328        28.9%
                                                            =========== ===========  ===========




Net income available to common stockholders increases in 2001 and 2000 over the prior years are primarily attributable to gain on sale of communities, additional net operating income from newly developed and redeveloped communities as well as growth in operating income from Established Communities. Net operating income from newly developed and redeveloped communities exceeded the corresponding cost of capital (primarily debt) used to develop or redevelop these communities.

During each of the last three years, we have funded a portion of our development and redevelopment activities through the sale of assets that did not meet our long-term investment criteria. The short-term effect of a sale of a community is that net operating income will be negatively impacted because that community's contribution to net operating income has been eliminated and the development or redevelopment community in which the proceeds from the sale are being invested is not yet complete. There will also be less interest expense than would otherwise be incurred as the proceeds from the sale of communities are initially used to repay amounts outstanding on our unsecured credit facility. We believe that, once stabilized, the net operating income generated by the newly developed and redeveloped communities will be higher than the net operating income from the assets sold.

Net operating income increases generated in 2001 and 2000 over the prior years resulted from changes in the following categories:



                                                       2001             2000
                                                     Increase         Increase
                                                  ---------------  ---------------
Established Communities                             $ 21,783,000     $ 22,162,000

Other Stabilized Communities                          27,922,000       39,575,000

Communities sold                                     (14,649,000)     (19,629,000)

Development and Redevelopment Communities             13,596,000       19,228,000

Central operating overhead                            (4,856,000)      (5,324,000)
                                                  ---------------  ---------------

Total net operating income increase                 $ 43,796,000     $ 56,012,000
                                                  ===============  ===============



These net operating income increases were largely due to the relatively high occupancy and market rents experienced in 2000, which were carried into 2001. As we begin to experience the full effects of the recession, we expect net operating income from Established Communities to decline during the first half of 2002, while total net operating income will increase modestly. If the economy recovers as anticipated in the second half of 2002, we expect to experience modest net operating income growth from Established Communities during that period.

Rental income increases in 2001 and 2000 over the prior year are primarily due to an increase in the weighted average monthly rental income per occupied apartment home and an increase in the weighted average number of occupied apartment homes.

    Overall Portfolio - The weighted average number of occupied apartment homes increased to 34,417 apartment homes for 2001 compared to 33,976 apartment homes for 2000 and 33,726 in 1999. These changes are primarily the result of development, redevelopment and acquisition of new communities partially offset by (i) the sale of communities and (ii) for 2001, occupancy declines related to the national recession and softening conditions in certain of our markets. The weighted average monthly revenue per occupied apartment home increased to $1,543 in 2001 compared to $1,402 in 2000 and $1,242 in 1999. Monthly revenue per occupied apartment home and occupancy levels may decline in 2002 as our portfolio is affected by the national recession.

    Established Communities - Rental revenue increased $26,268,000 (6.6%) in 2001 and $25,911,000 (8.9%) in 2000. The increase in 2001 is due to market conditions during the past year that allowed for higher average rents partially offset by lower economic occupancy levels. Economic occupancy takes into account the fact that apartment homes of different sizes and locations have different economic impacts on a community's gross revenue and measures the percentage impact on gross revenue that the vacant apartments would have if the community were otherwise fully leased at current market rents. For 2001, the weighted average monthly revenue per occupied apartment home increased $130 (9.1%) to $1,558 compared to $1,432 for 2000. The average economic occupancy decreased from 97.6% in 2000 to 95.4% for 2001.

Although most of our markets have been affected by the current recession, we have observed the most volatility in market rents and occupancy in certain Northern California sub-markets over the past two years, which accounts for approximately 37.2% of current Established Community rental revenue. This volatility in rents and occupancy was partially related to volatility in the technology sector that comprises a significant portion of the Northern California economy. While market rental rates increased substantially in 2000, we have experienced a 22.0% decline in market rental rates for that region during 2001. Economic occupancy decreased in the Northern California region, from 97.8% for 2000 to 93.9% for 2001. We could see further declines in occupancy and market rents as this market resets to more sustainable levels. Also in 2001, we experienced greater volatility in occupancy related to our corporate and furnished apartment homes throughout our portfolio, partially due to reduced business travel. Our exposure to these homes fell from a peak of approximately 7.0% to approximately 4.5% of our current portfolio at year end.

Operating expenses, excluding property taxes increased primarily due to the addition of newly developed, redeveloped and acquired apartment homes. In 2001, separation costs of $2,493,000 due to the departure of a senior executive during the first quarter contributed to the increase for that year. Maintenance, insurance and other costs associated with Development and Redevelopment Communities go from being capitalized when the community is under construction to expensed when and as homes within the community receive a certificate of occupancy. Insurance expense has increased over the past two years, particularly during 2001 as the insurance and reinsurance markets deteriorated, resulting in higher insurance costs for the entire real estate sector. We renewed our general liability policy on August 1, 2001 and our property coverage on November 1, 2001. While the terms of our insurance coverage has not materially changed, the level of our deductible and premium costs increased significantly. We expect that our insurance costs will increase in 2002 by approximately $9.2 million (of which $4 million is for the primary layer of property coverage) including the cost of deductible allocations, which now represents uninsured losses that previously would have been covered by insurance. The remaining $5.2 million increase is for the upper layers of property coverage and casualty coverage.

    For Established Communities, 2001 operating expenses, excluding property taxes and unallocated overhead expenses, increased $3,559,000 (4.8%) to $76,995,000 due to increases in insurance, utilities, marketing and office and administration expenses. During 2000, operating expenses increased $2,754,000 (4.7%) due to higher payroll, insurance, decorating and maintenance costs which were partially offset by lower utility and marketing costs.

Property taxes increased due to higher assessments and the addition of newly developed, redeveloped or acquired apartment homes, partially offset by the sale of communities. Property taxes on Development and Redevelopment Communities are capitalized while the community is under construction. We begin to expense these costs as homes within the community receive a certificate of occupancy.

    For Established Communities, the increase in property taxes in 2001 of $969,000 was primarily due to higher assessments throughout all regions. The increase in 2000 was primarily due to an adjustment made in 1999 to eliminate accrued but unassessed taxes and payments made in 2000 to settle prior year assessments.

Interest expense increased in 2001 primarily due to the issuance of $350,000,000 of unsecured notes during the second half of 2000 and the issuance of $300,000,000 of unsecured notes in September 2001. The increase in interest expense in 2000 compared to 1999 was due to the issuance of unsecured notes, an increase in short term interest rates and a decrease in capitalized interest. We expect to issue $200,000,000 or more of unsecured debt in 2002, of which $100,000,000 will be used to refinance maturing unsecured debt.

Depreciation expense changes are primarily related to the timing of asset sales, acquisitions and completion of development or redevelopment activities. Depreciation expense increased $7,469,000 and $12,851,000 in 2001 and 2000, respectively. We expect that depreciation expense will continue to increase during 2002 as we anticipate a reduction in asset sales compared to prior years.

General and administrative expense increased in 2001 primarily due to an increase in office personnel and related payroll costs and compensation expense of $784,000 related to the retirement of a senior executive. Contributing to the increase in 2000, there was an increase in compensation expense for a senior officer, whose salary was expensed in 2000 but capitalized in 1999 while he served the company in a different capacity and consulting costs related to services provided by a former senior officer.

Equity in income of unconsolidated joint ventures represents our share of net income or loss from joint ventures. The decrease in 2001 related primarily to our pro rata share of net losses from a technology investment accounted for under the equity method as well as a valuation allowance of $934,000 for an investment in a technology company accounted for under the cost method.

Interest income during 2001 increased due to higher average cash balances invested. The decrease in interest income during 2000 related primarily to the sale of the Fairlane Woods participating mortgage note in the fourth quarter of 1999.

Gain on sale of communities of $62,852,000, $40,779,000, and $47,093,000 were realized in 2001, 2000, and 1999, respectively. These gains are the result of our strategy to sell communities that do not meet our long-term strategic objectives and redeploy the proceeds to current Development and Redevelopment Communities. The amount of gains realized depend on many factors, including the number of communities sold, the size and carrying value of those communities, and the market conditions in the local area. In 2002, we expect to decrease our disposition activity compared to recent years.

Funds from Operations

We consider Funds from Operations ("FFO") to be an appropriate measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures. We believe that to understand our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations and Comprehensive Income included elsewhere in this report. FFO is determined in accordance with a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts(R), and is defined as:

        - net income or loss computed in accordance with generally accepted accounting principles ("GAAP"), except that excluded from net income or loss are gains or losses on sales of property and extraordinary (as defined by GAAP) gains or losses on debt restructuring;
        -       plus depreciation of real estate assets; and
        - after adjustments for unconsolidated partnerships and joint ventures.

FFO does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered an alternative to net income as an indication of our performance. FFO should also not be considered an alternative to net cash flows from operating activities, as determined by GAAP, or as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. Further, FFO as calculated by other REITs may not be comparable to our calculation of FFO. The following is a reconciliation of net income to FFO and a presentation of GAAP based cash flow metrics (dollars in thousands):

                                                                   Years ended
                                                       ----------------------------------
                                                         2001         2000         1999
                                                       --------      ------       ------

Funds from Operations
Net income                                            $ 248,997    $ 210,604    $ 172,276
Preferred dividends                                     (32,497)     (39,779)     (39,779)
Depreciation - real estate assets                       126,984      119,416      107,928
Joint venture adjustments                                 1,102          792          751
Minority interest expense                                 1,559        1,759        1,975
Gain on sale of communities                             (62,852)     (40,779)     (47,093)
                                                      ---------    ---------    ---------
     Funds from Operations                            $ 283,293    $ 252,013    $ 196,058
                                                      =========    =========    =========

GAAP based Cash Flow Metrics

Net cash provided by operating activities             $ 308,723    $ 296,462    $ 251,779
                                                      =========    =========    =========
Net cash used in investing activities                 $(259,391)   $(252,534)   $(236,687)
                                                      =========    =========    =========
Net cash provided by (used in) financing activities   $ (33,580)      $5,685    $ (16,361)
                                                      =========    =========    =========

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

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. For Established and Other Stabilized Communities, we recorded non-revenue generating capitalized expenditures of approximately $251 per apartment home in 2001 and $225 per apartment home in 2000. The average maintenance expense, including carpet and appliance replacements, related to these communities was $1,196 per apartment home in 2001 and $1,145 in 2000. We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases.

Liquidity and Capital Resources

Liquidity. The primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by:

        -       the number of apartment homes;

        -       rental rates;

        -       occupancy levels; and

        -       our expenses with respect to these apartment homes.


The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, particularly to changes in interest rates. Changes in the capital markets environment affect our plans for undertaking construction and development as well as acquisition activity.

Cash and cash equivalents totaled $72,986,000 on December 31, 2001, an increase of $15,752,000 for the year. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included in this report.

Operating Activities - Net cash provided by operating activities increased to $308,723,000 in 2001 from $296,462,000 in 2000 primarily due to additional operating income from newly developed and redeveloped communities as well as growth in operating income from Established Communities, partially offset by the loss of operating income from communities sold.

Investing Activities - Net cash used in investing activities of $259,391,000 in 2001 related to investments in assets through development and redevelopment of apartment communities partially offset by proceeds from the sales of apartment communities.

     During 2001, we invested $484,604,000 in the purchase and development of real estate.

     - We began the development of nine new communities. These communities are expected to contain a total of 2,135 apartment homes upon completion, and the total investment, including land acquisition costs, is projected to be approximately $362,000,000. Also, we completed the development of six new communities containing a total of 1,656 apartment homes for a total investment of $274,000,000.


     - We acquired six land parcels during 2001 on which construction has not yet commenced. If developed in the manner expected, we expect that the six new communities developed on these parcels would contain a total of 1,615 apartment homes at an investment, including land acquisition costs of $52,110,000, of approximately $331,000,000. In addition, we continue to hold three parcels of land purchased prior to January 2001 that if developed in the manner expected would contain three new communities with a total of 537 apartment homes. Total land held for future development, including carrying cost, totals $66,608,000.


     - We completed the redevelopment of one community containing 294 apartment homes during 2001 for a total investment in redevelopment (i.e. excluding acquisition costs) of $24,400,000.


     - We acquired three communities, containing 995 apartment homes, for approximately $129,300,000. We acquired these communities in connection with a fixed price forward purchase agreement signed in 1997 with an unaffiliated party.

     The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with expectations. See "Risks of Development and Redevelopment" in Item 2 of this report for our discussion of these and other risks inherent in developing or redeveloping communities.

     We sold seven apartment communities during 2001 as we seek to optimize the level of our geographical concentration in selected high barrier-to-entry markets when market conditions are favorable. The net proceeds of $238,545,000 generated by these sales are being used to develop and redevelop communities currently under construction or reconstruction. We deposited the proceeds from two of these sales into a cash escrow account to facilitate a like-kind exchange transaction. The remaining proceeds were invested or used to reduce amounts outstanding under our variable rate unsecured credit facility until needed to fund development or redevelopment activities.

Financing Activities - Net cash used in financing activities totaled $33,580,000 for the year ended December 31, 2001, primarily due to dividends paid and the redemption of our Series F and Series G Preferred Stock, partially offset by the proceeds from the issuance of $300,000,000 of unsecured notes in September 2001. See Note 3 "Notes Payable, Unsecured Notes and Credit Facility" and Note 4 "Stockholders Equity" in our Consolidated Financial Statements, for additional information.

We regularly review our short and long-term liquidity needs, the adequacy of Funds from Operations, as defined above, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

     -    normal recurring operating expenses;

     -    debt service payments;

     -    the distributions required with respect to preferred stock;

     - the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986;

     -    opportunities for the acquisition of improved property; and

     - development and redevelopment activity in which we are currently engaged.

We anticipate that we can fully satisfy these needs from a combination of cash flows provided by operating activities and capacity under the unsecured credit facility.

One of our principal long-term liquidity needs is the repayment of medium and long-term debt at the time at which such debt matures. For unsecured senior notes, we anticipate that no significant portion of the principal of these notes will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness, it will be necessary for us to refinance this debt. This refinancing may be accomplished by additional debt financing that is collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. We also anticipate having significant retained cash flow in each year so that when a debt obligation matures, some or all of each maturity can be satisfied from this retained cash. Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

Capital Resources. We intend to match the long-term nature of our real estate assets with long-term cost effective capital to the extent permitted by prevailing market conditions. Since January 1, 2000, external sources of debt capital used to fund investment activities totaled $650,000,000, representing issuances of ten year unsecured debt. During this same two year period, cash flow from operating activities exceeded dividends paid by $216,000,000. We expect both sources of capital to remain available to meet our capital needs for the foreseeable future.

Variable Rate Unsecured Credit Facility

Our unsecured revolving credit facility is furnished by a consortium of banks and provides $500,000,000 in short-term credit. Under the terms of the credit facility, if the Company elects to increase the facility up to $650,000,000, the consortium of banks cannot prohibit such an increase of the facility and the increased lending commitment could be provided by one or more banks (from the consortium or otherwise) to the extent they choose to commit to lend additional funds. We pay participating banks an annual facility fee of $750,000 in equal quarterly installments. The unsecured credit facility bears interest at varying levels tied to the London Interbank Offered Rate (LIBOR) based on ratings levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.60% per annum (2.5% on March 1, 2002). A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.43% for amounts most recently borrowed under the competitive bid option. At March 1, 2002, zero was outstanding, $85,820,000 was used to provide letters of credit and $414,180,000 was available for borrowing under the unsecured credit facility.

Interest Rate Protection Agreements

We are not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on approximately $167,000,000 of our variable rate tax-exempt indebtedness. We intend, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate, and we have engaged a consultant to assist in managing our interest rate risks and exposure.

Future Financing and Capital Needs

As of December 31, 2001, we had 15 new communities under construction. Also, one additional community is being built by an unaffiliated third party with whom we have entered into a fixed price forward purchase commitment. As of December 31, 2001, a total estimated cost of $404,682,000 remained to be invested in these communities. In addition, we had three other communities under reconstruction, for which an estimated $10,191,000 remained to be invested.

Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction will be funded from:

     - the remaining capacity under our current $500,000,000 unsecured credit facility;

     -    the net proceeds from sales of existing communities;

     -    retained operating cash; and/or

     -    the issuance of debt or equity securities.

We expect to continue to fund development costs related to pursuing Development Rights from retained operating cash and borrowings under the unsecured credit facility. We believe these sources of capital will be adequate to take the proposed communities to the point in the development cycle where construction can begin. Before planned reconstruction activity or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pursuit costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such pursuits, and the related write-off of costs will increase current period expenses.

Our liquidity could be adversely impacted by expanding development and acquisition activities and/or reduced capital (as compared to prior years) available from asset sales. To meet the balance of our liquidity needs under such conditions, we would need to arrange additional capacity under our existing unsecured credit facility, sell additional existing communities and/or issue additional debt or equity securities. While we believe we have the financial position to expand our short-term credit capacity and support our capital markets activity, we cannot assure you that we will be successful in completing these arrangements, sales or offerings. The failure to complete these transactions on a cost-effective basis could have a material adverse impact on our operating results and financial condition, including the abandonment of development pursuits and a resulting charge to earnings.

It is our policy to sell assets that do not meet our long-term investment criteria when market conditions are favorable, and to redeploy the proceeds. Under our disposition program, we solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal. We intend to actively seek buyers for communities that we determine to hold for sale. However, we cannot assure you that the assets can be sold on terms that we consider satisfactory. We expect to significantly curtail our disposition program in 2002 in response to anticipated real estate and capital markets conditions.

We have minority interest investments in five technology companies, including Constellation Real Technologies LLC, an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities. Our original commitment to Constellation was $4 million. Constellation has proposed a reduction in the aggregate amount of capital commitments from its members. If that proposal is accepted, our revised commitment would fall to $2.6 million. As of March 1, 2002, we have contributed approximately $959,000. In January 2002, we invested an additional $2.3 million in Realeum, Inc., a company involved in the development and deployment of a property management and leasing automation system. Pursuant to an agreement with Realeum, Inc., we will utilize the property management and leasing automation system in exchange for payments under a licensing arrangement. Realeum, Inc. is negotiating licensing arrangements with other real estate companies unaffiliated with AvalonBay. As of March 1, 2002, the total remaining carrying value of our investments in the five technology companies was $4.8 million. We have no obligation to contribute additional funds, other than the commitment to Constellation described above.

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured credit facility:



                                         ALL-IN        PRINCIPAL       BALANCE OUTSTANDING              SCHEDULED MATURITIES
                                        INTEREST        MATURITY    -----------------------      ----------------------------------
             COMMUNITY                  RATE (1)          DATE       12-31-00      12-31-01         2002          2003         2004
-----------------------------------     --------        --------     --------      --------         ----          ----         ----
TAX-EXEMPT BONDS
 FIXED RATE
    Avalon at Foxchase I                 5.88%          Nov-2007    $  16,800    $  16,800(2)   $    --      $    --      $    --
    Avalon at Foxchase II                5.88%          Nov-2007        9,600        9,600(2)        --           --           --
    Fairway Glen                         5.88%          Nov-2007        9,580        9,580(2)        --           --           --
    CountryBrook                         7.87%          Mar-2012       18,934       18,577          386          417          451
    Waterford                            5.88%          Aug-2014       33,100       33,100(2)        --           --           --
    Avalon at Mountain View              5.88%          Mar-2017       18,300       18,300(2)        --           --           --
    Avalon at Dulles                     7.04%          Jul-2024       12,360       12,360           --           --           --
    Avalon at Symphony Glen              7.00%          Jul-2024        9,780        9,780           --           --           --
    Avalon View                          7.55%          Aug-2024       18,465       18,115          373          397          425
    Avalon at Lexington                  6.56%          Feb-2025       14,347       14,073          289          307          326
    Avalon at Nob Hill                   5.80%          Jun-2025       20,013       19,745(2)       288          308          331
    Avalon at Mission Viejo              5.50%          Jun-2025        7,354        7,256(2)       105          112          121
    Avalon Campbell                      6.48%          Jun-2025       36,981       36,386(2)       637          684          733
    Avalon Pacifica                      6.48%          Jun-2025       16,775       16,505(2)       289          310          332
    Crossbrook                           6.48%          Jun-2025        8,156           --(3)        --           --           --
    Avalon Knoll                         6.95%          Jun-2026       13,393       13,193          214          230          246
    Avalon Landing                       6.85%          Jun-2026        6,626        6,525          108          116          124
    Avalon Fields                        7.05%          May-2027       11,609       11,454          169          180          193
    Avalon West                          7.73%          Dec-2036        8,579        8,522           61           65           70
    Avalon Oaks                          6.95%          Feb-2041           --       17,718           91           97          104
                                                                   ----------   ----------    ---------    ---------    ---------
                                                                      290,752      297,589        3,010        3,223        3,456

VARIABLE RATE
    Avalon Devonshire                                   Dec-2025       27,305       27,305           --           --           --
    Avalon at Fairway Hills I                           Jun-2026       11,500       11,500           --           --           --
    Avalon at Laguna Niguel                             Mar-2009       10,400       10,400           --           --           --
    Avalon Greenbriar                                   May-2026       18,755       18,755           --           --           --
                                                                   ----------   ----------    ---------    ---------    ---------
                                                                       67,960       67,960           --           --           --
CONVENTIONAL LOANS
  FIXED RATE
    $100 Million unsecured notes        7.375%          Sep-2002      100,000      100,000      100,000           --           --
    $50 Million unsecured notes          6.25%          Jan-2003       50,000       50,000           --       50,000           --
    $100 Million unsecured notes         6.50%          Jul-2003      100,000      100,000           --      100,000           --
    $125 Million medium-term notes       6.58%          Feb-2004      125,000      125,000           --           --      125,000
    $100 Million unsecured notes         6.625          Jan-2005      100,000      100,000           --           --           --
    $50 Million unsecured notes          6.50%          Jan-2005       50,000       50,000           --           --           --
    $150 Million unsecured notes         6.80%          Jul-2006      150,000      150,000           --           --           --
    $110 Million unsecured notes        6.875%          Dec-2007      110,000      110,000           --           --           --
    $50 Million unsecured notes         6.625%          Jan-2008       50,000       50,000           --           --           --
    $150 Million medium-term notes       8.25%          Jul-2008      150,000      150,000           --           --           --
    $150 Million medium-term notes       7.50%          Aug-2009      150,000      150,000           --           --           --
    $200 Million medium-term notes       7.50%          Dec-2010      200,000      200,000           --           --           --
    $300 Million medium-term notes      6.625%          Sep-2011           --      300,000           --           --           --
    Avalon Redmond Place                 7.31%          May-2001       11,042           --           --           --           --
    Avalon at Pruneyard                  7.25%          May-2004       12,870       12,870           --           --       12,870
    Avalon Walk II                       8.93%          Aug-2004       12,300       12,036          288          315       11,433
                                                                   ----------   ----------     --------     --------     --------
                                                                    1,371,212    1,659,906      100,288      150,315      149,303

VARIABLE RATE
Avalon on the Sound                                         2002          --        57,314       57,314           --           --
                                                                   ----------   ----------     --------     --------     --------

TOTAL INDEBTEDNESS - EXCLUDING UNSECURED CREDIT FACILITY           $1,729,924   $2,082,769     $160,612     $153,538     $152,759
                                                                   ==========   ==========     ========     ========     ========

                                                                                    SCHEDULED MATURITIES
                                                                           -------------------------------------
             COMMUNITY                                                        2005          2006     THEREAFTER
             ---------                                                        ----          ----     ----------
TAX-EXEMPT BONDS
 FIXED RATE
    Avalon at Foxchase I                                                   $     --     $     --    $  16,800
    Avalon at Foxchase II                                                        --           --        9,600
    Fairway Glen                                                                 --           --        9,580
    CountryBrook                                                                488          528       16,307
    Waterford                                                                    --           --       33,100
    Avalon at Mountain View                                                      --           --       18,300
    Avalon at Dulles                                                             --           --       12,360
    Avalon at Symphony Glen                                                      --           --        9,780
    Avalon View                                                                 455          485       15,980
    Avalon at Lexington                                                         347          368       12,436
    Avalon at Nob Hill                                                          355          380       18,083
    Avalon at Mission Viejo                                                     129          139        6,650
    Avalon Campbell                                                             786          843       32,703
    Avalon Pacifica                                                             356          382       14,836
    Crossbrook                                                                   --           --           --
    Avalon Knoll                                                                263          282       11,958
    Avalon Landing                                                              132          142        5,903
    Avalon Fields                                                               207          222       10,483
    Avalon West                                                                  75           80        8,171
    Avalon Oaks                                                                 112          120       17,194
                                                                           ---------    ---------    ---------
                                                                              3,705        3,971      280,224

VARIABLE RATE
    Avalon Devonshire                                                            --           --       27,305
    Avalon at Fairway Hills I                                                    --           --       11,500
    Avalon at Laguna Niguel                                                      --           --       10,400
    Avalon Greenbriar                                                            --           --       18,755
                                                                           ---------    ---------    ---------
                                                                                 --           --       67,960
CONVENTIONAL LOANS
  FIXED RATE
    $100 Million unsecured notes                                                 --           --           --
    $50 Million unsecured notes                                                  --           --           --
    $100 Million unsecured notes                                                 --           --           --
    $125 Million medium-term notes                                               --           --           --
    $100 Million unsecured notes                                            100,000           --           --
    $50 Million unsecured notes                                              50,000           --           --
    $150 Million unsecured notes                                                 --      150,000           --
    $110 Million unsecured notes                                                 --           --      110,000
    $50 Million unsecured notes                                                  --           --       50,000
    $150 Million medium-term notes                                               --           --      150,000
    $150 Million medium-term notes                                               --           --      150,000
    $200 Million medium-term notes                                               --           --      200,000
    $300 Million medium-term notes                                               --           --      300,000
    Avalon Redmond Place                                                         --           --           --
    Avalon at Pruneyard                                                          --           --           --
    Avalon Walk II                                                               --           --           --
                                                                           ---------    ---------  -----------
                                                                            150,000      150,000      960,000

VARIABLE RATE
Avalon on the Sound                                                              --           --           --
                                                                           ---------    ---------  -----------
TOTAL INDEBTEDNESS - EXCLUDING UNSECURED CREDIT FACILITY                   $153,705     $153,971   $1,308,184

-----------------------
(1)         Includes credit enhancement fees, facility fees, trustees, etc.

(2) Financed by variable rate tax exempt debt, but interest rate is effectively fixed at the rate indicated through a swap agreement. The weighted average maturity of these swap agreements is 4.5 years.

(3) The remaining loan balance was repaid in connection with the disposition of the community during 2001.

Redemption of Preferred Stock

In June 2001, we redeemed all 4,455,000 outstanding shares of our 9.00% Series F Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.1625 in accrued and unpaid dividends, for an aggregate redemption price of $25.1625 per share. In October 2001, we redeemed all 4,300,000 outstanding shares of our 8.96% Series G Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.4418 in accrued and unpaid dividends, for an aggregate redemption price of $25.4418 per share. We currently have other series of redeemable preferred stock outstanding having an aggregate stated value of $239,192,500. These series become redeemable at our option at various times over the next seven years. As such series become redeemable, we will evaluate the requirements necessary for such redemptions as well as the cost-effectiveness based on the existing market conditions. The following preferred stock series remain outstanding:


                    Shares outstanding           Payable                      Annual       Liquidation          Non-redeemable
     Series            March 1, 2002            quarterly                      rate         preference             prior to
     ------         ------------------    ------------------------           -------       ------------      ------------------
       C                 2,300,000         March, June, September,            8.50%           $25                 June 20, 2002
                                              December

       D                 3,267,700         March, June, September,            8.00%           $25             December 15, 2002
                                              December

       H                 4,000,000         March, June, September,            8.70%           $25              October 15, 2008
                                              December



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

Critical Accounting Policies

Our accounting policies are in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. Below is a discussion of accounting policies which we consider critical in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain. Additional discussion of accounting policies which we consider significant, including further discussion of the critical accounting policies described below, can be found in the notes to our Consolidated Financial Statements.

Real Estate Development Rights

With few exceptions, we capitalize pre-development costs incurred in pursuit of new development opportunities. These costs include legal fees, design fees and related overhead costs. The accompanying Consolidated Financial Statements include a charge to expense to provide an allowance for unrecoverable capitalized pre-development costs that may be written off if we determine that a pre-development community is unlikely to be developed.

Real Estate

If there is an event or change in circumstance that indicates an impairment in the value of a community, our policy is to assess the impairment by making a comparison of the current and projected operating cash flows of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flows of the community, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. We have not recognized an impairment loss in 2001, 2000 or 1999 on any real estate.

Investments in Technology Companies

The Company has minority interest investments in five technology companies. As of March 1, 2002, the total remaining carrying value of these investments, net of an allowance of $934,000, was $4,819,000. If there is an event or change in circumstance that indicates a loss in the value of an investment, our policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if we could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. Due to the nature of these investments, an impairment in value can be difficult to determine.

Legal Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial position or the results of operations. Once it has been determined that a loss is probable to occur, the estimated amount of the loss is recorded in the financial statements. Both the amount of the loss and the point at which its occurrence is considered probable can be difficult to determine.


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

Our operating results are affected by changes in interest rates as a result of borrowings under our variable rate unsecured credit facility as well as outstanding bonds with variable interest rates. We had $125,274,000 and $67,960,000 in variable rate debt outstanding as of December 31, 2001 and 2000, respectively. If interest rates on the variable rate debt had been 100 basis points higher throughout 2001 and 2000, our annual interest costs would have increased by approximately $1,500,000 and $2,500,000, respectively, based on balances outstanding during the applicable years.

We currently use interest rate swap agreements to reduce the impact of interest rate fluctuations on certain variable rate indebtedness. Under swap agreements,

     - we agree to pay to a counterparty the interest that would have been incurred on a fixed principal amount at a fixed interest rate (generally, the interest rate on a particular treasury bond on the date the agreement is entered into, plus a fixed increment), and

     - the counterparty agrees to pay to us the interest that would have been incurred on the same principal amount at an assumed floating interest rate tied to a particular market index.

As of December 31, 2001, the effect of swap agreements is to fix the interest rate on approximately $167,272,000 of our variable rate tax-exempt debt. Furthermore, swap agreements fix the interest rate on approximately $23,500,000 of unconsolidated variable rate debt as of December 31, 2001. The swap agreements were not electively entered into by us but, rather, were a requirement of either the bond issuer or the credit enhancement provider related to certain of our tax-exempt bond financings. Because the counterparties providing the swap agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor's Ratings Group and the interest rates fixed by the swap agreements are significantly higher than current market rates for such agreements, we do not believe there is exposure at this time to a default by a counterparty provider.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information pertaining to directors and executive officers of the registrant is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 7, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 7, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to security ownership of management and certain beneficial owners of the registrant's Common Stock is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 7, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is incorporated herein by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 7, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

14(a)(1) FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements and Financial Statement Schedule:

Report of Independent Accountants                                            F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000                 F-2

Consolidated Statements of Operations and Other Comprehensive Income for
       the years ended December 31, 2001, 2000 and 1999                      F-3

Consolidated Statements of Stockholders' Equity for
       the years ended December 31, 2001, 2000 and 1999                      F-4

Consolidated Statements of Cash Flows for
       the years ended December 31, 2001, 2000 and 1999                      F-5

Notes to Consolidated Financial Statements                                   F-7

14(a)(2)   FINANCIAL STATEMENT SCHEDULE

Schedule III - Real Estate and Accumulated Depreciation                     F-25

14(a)(3)   EXHIBITS

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

14(b)      REPORTS ON FORM 8-K

On October 9, 2001, the Company filed a Report on Form 8-K for the purpose of disclosing a letter sent to holders of the Company's common and preferred stock to announce the suspension of the Company's Dividend Reinvestment and Stock Purchase Plan until further notice.

                                INDEX TO EXHIBITS

EXHIBIT
NO.                          DESCRIPTION


3(i).1  -   Articles of Amendment and Restatement of Articles of Incorporation
            of the Company, dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14,
            1998.)

3(i).2  -   Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to the Company's Current Report on Form 8-K filed October 6, 1998.)

3(i).3  -   Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock.
            (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1 -   Bylaws of the Company, as amended and restated, dated as of July
            24, 1998. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 14, 1998.)

3(ii).2 -   Amendment to Bylaws of the Company, dated February 10, 1999.
            (Incorporated by reference to Exhibit 3(ii).2 to Form 10-K of the Company filed March 31, 1999.)

3(ii).3 -   Amendment to Bylaws of the Company, dated May 5, 1999. (Incorporated by reference to Exhibit 3(ii).3 to Form 10-Q of the Company filed
            August 16, 1999.)

4.1     -   Indenture of Avalon Properties, Inc. (hereinafter referred to as
            "Avalon Properties") dated as of September 18, 1995. (Incorporated by reference to Avalon Properties' Registration Statement on Form
            S-3(33-95412), filed on August 4, 1995.)

4.2     -   First Supplemental Indenture of Avalon Properties dated as of
            September 18, 1995. (Filed herewith.)


4.3     -   Second Supplemental Indenture of Avalon Properties dated as of
            December 16, 1997. (Incorporated by reference to Avalon Properties'
            Current Report on Form 8-K filed January 26, 1998.)

4.4     -   Third Supplemental Indenture of Avalon Properties dated as of
            January 22, 1998. (Incorporated by reference to Avalon Properties'
            Current Report on Form 8-K filed January 26, 1998.)

EXHIBIT
NO.         DESCRIPTION

4.5     -   Indenture, dated as of January 16, 1998, between the Company and
            State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 21, 1998.)

4.6     -   First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed
            January 21, 1998.)

4.7     -   Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit
            4.2 to the Company's Current Report on Form 8-K filed July 9, 1998.)

4.8     -   Third Supplemental Indenture, dated as of December 21, 1998 between the Company and the Trustee, including forms of Floating
            Rate Note and Fixed Rate Note (Incorporated by reference to Exhibit
            4.4 to the Company's Current Report on Form 8-K filed December 21,
            1998.)

4.9     -   Amended and Restated Third Supplemental Indenture, dated as of
            July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed July 11, 2000.)

4.10    -   Dividend Reinvestment and Stock Purchase Plan of the Company
            filed September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.11    -   Amendment to the Company's Dividend Reinvestment and Stock
            Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.12    -   Shareholder Rights Agreement, dated March 9, 1998 (the "Rights
            Agreement"), between the Company and First Union National Bank (as successor to American Stock Transfer and Trust Company) as Rights
            Agent (including the form of Rights Certificate as Exhibit B).
            (Incorporated by reference to Exhibit 4.1 to Form 8-A of the Company filed March 11, 1998.)

4.13    -   Amendment No. 1 to the Rights Agreement, dated as of February 28,
            2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4.2 to Form 8-A/A of the Company filed February
            28, 2000.)

4.14    -   Amendment No.2 to the Rights Agreement, dated January 4, 2002, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4.3 to Form 8-K of the Company filed January 7, 2002.)

10.1    -   Distribution Agreement, dated December 21, 1998, among AvalonBay
            Communities, Inc. (the "Company") and the Agents, including
            Administrative Procedures, relating to the MTNs. (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed December 21, 1998.)

10.2    -   First Amendment, dated as of June 27, 2000, to Distribution
            Agreement, dated December 21, 1998, among the Company and the Agents. (Incorporated by reference to Exhibit 1.2 to the Company's
            Current Report on Form 8-K filed July 11, 2000.)

10.3    -   Second Amendment, dated as of August 31, 2001, to Distribution
            Agreement, dated December 21, 1998, among the Company and the Agents. (Incorporated by reference to Exhibit 1.3 to the Company's
            Current Report on Form 8-K filed September 4, 2001.)

10.4+   -   Employment Agreement, dated as of March 9, 1998, between the
            Company and Richard L. Michaux (Incorporated by reference to Exhibit
            10.1 to Form 10-Q of the Company filed August 14, 1998) and
            Amendment, dated as of July 30, 1999, to Employment Agreement, dated as of March 9, 1998, between the Company and Richard L. Michaux.
            (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 16, 1999.)

10.5+   -   Employment Agreement, dated as of March 9, 1998, between the
            Company and Thomas J. Sargeant. (Incorporated by reference to
            Exhibit 10.4 to Form 10-Q of the Company filed August 14, 1998.)

10.6+   -   Employment Agreement, dated as of March 9, 1998, between the
            Company and Bryce Blair (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company filed August 14, 1998)

EXHIBIT
NO.            DESCRIPTION
               and Amendment, dated as of July 30, 1999, to Employment Agreement, dated as of March 9,
               1998, between the Company and Bryce Blair. (Incorporated by reference to Exhibit 10.2 to Form
               10-Q of the Company filed August 16, 1999.)

10.7+    --    Employment Agreement, dated as of February 26, 2001, between the Company and Timothy J.
               Naughton.  (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March
               29, 2001.)

10.8+    --    Employment Agreement, dated as of September 10, 2001, between the Company and Leo S. Horey.
               (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 14,
               2001.)

10.9+    --    Employment Agreement, dated as of December 31, 2001, between the Company and Samuel B.
               Fuller.  (Filed herewith.)

10.10+   --    Letters of clarification, dated as of July 30, 1999, to the Employment Agreements of Messrs.
               Michaux, Blair and Slater.  (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the
               Company filed August 16, 1999.)

10.11+   --    Letter Agreement regarding departure, dated February 26, 2001, by and between the Company and
               Robert H. Slater.  (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed March 29, 2001.)

10.12+   --    Mutual Release and Separation Agreement, dated as of March 24, 2000, between the Company and
               Gilbert M. Meyer.  (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed May 15, 2000.)

10.13+   --    Retirement Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer.
               (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 15, 2000.)

10.14+   --    Consulting Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer.
               (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 15, 2000.)

10.15+   --    Avalon Properties, Inc. 1993 Stock Option and Incentive Plan. (Incorporated by reference to
               Exhibit 10.14 to Form 10-K of the Company filed March 29, 2001.)

10.16+   --    Avalon Properties, Inc. 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit
               10.15 to Form 10-K of the Company filed March 29, 2001.)

10.17+   --    Amendment, dated May 6, 1999, to the Avalon Properties Amended and Restated 1995 Equity
               Incentive Plan.  (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company filed
               August 16, 1999.)

10.18+   --    AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on April 13,
               1998, and subsequently amended on July 24, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed November 16, 1998) and amendment thereto, dated May 6, 1999
               (Incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company filed August 16, 1999).

EXHIBIT
NO.            DESCRIPTION
10.19+   --    1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated.
               (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Form S-8 of the Company filed June 26, 1997, File No. 333-16837.)

10.20+   --    1996 Non-Qualified Employee Stock Purchase Plan - Plan Information Statement dated June 26,
               1997. (Incorporated by reference to Exhibit 99.2 to Form S-8 of the company, File No. 333-16837.)


10.21+   --    Promissory Note and Pledge and Security Agreement between the Company and Samuel B. Fuller, dated June 15, 2000. (Incorporated by reference to Exhibit 10.23 to Form 10-K of the Company filed March 29, 2001.)

10.22+   --    Indemnification Agreements between the Company and the Directors of the Company.
               (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company filed March 31, 1999.)

10.23+   --    The Company's Officer Severance Plan.  (Incorporated by reference to Exhibit 10.1 to the
               Company's Current Report on Form 8-K filed July 11, 2000.)

10.24    --    Revolving Loan Agreement, dated as of May 24, 2001, among the Company, as Borrower, The Chase
               Manhattan Bank, as a Bank, Co-Agent and Syndication Agent, Fleet National Bank, as a Bank and
               Co-Agent, Bank of America, N.A., First Union National Bank and Citicorp Real Estate, Inc.,
               each as a Bank and Documentation Agent, the other banks signatory thereto, each as a Bank,
               J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Fleet National Bank,
               as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the
               Company filed August 14, 2001.)

12.1     --    Statements re: Computation of Ratios. (Filed herewith.)

21.1     --    Schedule of Subsidiaries of the Company. (Filed herewith.)

23.1     --    Consent of Arthur Andersen LLP. (Filed herewith.)

99.1     --    Letter to Securities and Exchange Commission from the Company with respect to representations made by Arthur Andersen LLP. (Filed herewith.)


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

                                    AVALONBAY COMMUNITIES, INC.

Date:  March 21, 2002               By:/s/ BRYCE BLAIR
                                       -----------------------------------------------------
                                       Bryce Blair, Chairman of the Board, President and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 21, 2002               By:/s/ BRYCE BLAIR
                                       -----------------------------------------------------
                                       Bryce Blair, Chairman of the Board, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date:  March 21, 2002               By:/s/ THOMAS J. SARGEANT
                                       -----------------------------------------------------
                                       Thomas J. Sargeant, Chief Financial Officer and
                                       Executive VP (Principal Financial and Accounting Officer)

Date:  March 21, 2002               By:/s/ BRUCE A. CHOATE
                                       -----------------------------------------------------
                                       Bruce A. Choate, Director

Date:  March 21, 2002               By:/s/ JOHN J. HEALY, JR.
                                       -----------------------------------------------------
                                       John J. Healy, Jr., Director

Date:  March 21, 2002               By:/s/ GILBERT M. MEYER
                                       -----------------------------------------------------
                                       Gilbert M. Meyer, Director

Date:  March 21, 2002               By:/s/ RICHARD L. MICHAUX
                                       -----------------------------------------------------
                                       Richard L. Michaux, Director

Date:  March 21, 2002               By:/s/ CHARLES D. PEEBLER, JR.
                                       -----------------------------------------------------
                                       Charles D. Peebler, Jr., Director

Date:  March 21, 2002               By:/s/ LANCE R. PRIMIS
                                        ----------------------------------------------------
                                       Lance R. Primis, Director

Date:  March 21, 2002               By:/s/ ALLAN D. SCHUSTER
                                       -----------------------------------------------------
                                       Allan D. Schuster, Director

Date:  March 21, 2002               By:/s/ AMY P. WILLIAMS
                                       -----------------------------------------------------
                                       Amy P. Williams, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of AvalonBay Communities, Inc.:

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (a Maryland corporation, the "Company") and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AvalonBay Communities, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 5 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

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


                                                         /s/ ARTHUR ANDERSEN LLP






Vienna, Virginia
January 22, 2002

                                 AVALONBAY COMMUNITIES, INC.
                                  CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands, except per share data)

                                                                                                       12-31-01          12-31-00
                                                                                                     -------------    -------------
ASSETS
Real estate:
       Land                                                                                          $    825,118     $    742,863
       Buildings and improvements                                                                       3,465,166        3,047,560
       Furniture, fixtures and equipment                                                                  113,278           98,880
                                                                                                     -------------    -------------
                                                                                                        4,403,562        3,889,303
       Less accumulated depreciation                                                                     (447,026)        (316,045)
                                                                                                     -------------    -------------
       Net operating real estate                                                                        3,956,536        3,573,258
       Construction in progress (including land)                                                          434,307          418,583
       Communities held for sale, net                                                                          --          208,118
                                                                                                     -------------    -------------
           Total real estate, net                                                                       4,390,843        4,199,959

Cash and cash equivalents                                                                                  72,986           57,234
Cash in escrow                                                                                             49,965           16,733
Resident security deposits                                                                                 20,370           18,281
Investments in unconsolidated real estate joint ventures                                                   15,066           12,215
Deferred financing costs, net                                                                              20,357           15,265
Deferred development costs, net                                                                            26,038           16,359
Participating mortgage notes                                                                               21,483           21,483
Prepaid expenses and other assets                                                                          47,181           39,696
                                                                                                     -------------    -------------
                   Total assets                                                                      $  4,664,289     $  4,397,225
                                                                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured notes                                                                                      $  1,635,000     $  1,335,000
Variable rate unsecured credit facility                                                                        --               --
Mortgage notes payable                                                                                    447,769          394,924
Dividends payable                                                                                          49,007           47,572
Payables for construction                                                                                  43,656           19,997
Accrued expenses and other liabilities                                                                     51,052           46,771
Accrued interest payable                                                                                   38,841           32,829
Resident security deposits                                                                                 29,216           28,138
                                                                                                     -------------    -------------
                    Total liabilities                                                                   2,294,541        1,905,231
                                                                                                     -------------    -------------

Minority interest of unitholders in consolidated partnerships                                              55,193           49,501

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2001 and December 31, 2000; 9,567,700 and 18,322,700 shares
              outstanding at December 31, 2001 and December 31, 2000, respectively.                            96              183
         Common stock, $.01 par value; 140,000,000 shares authorized at both December 31, 2001 and December 31, 2000; 68,713,384 and 67,191,542 shares both issued and
             outstanding at December 31, 2001 and December 31, 2000, respectively.                            687              672
         Additional paid-in capital                                                                     2,333,241        2,493,033
         Deferred compensation                                                                             (7,489)          (3,550)
         Dividends in excess of accumulated earnings                                                       (3,497)         (47,845)
         Accumulated other comprehensive loss                                                              (8,483)              --
                                                                                                     -------------    -------------
                      Total stockholders' equity                                                        2,314,555        2,442,493
                                                                                                     -------------    -------------

                      Total liabilities and stockholders' equity                                     $  4,664,289     $  4,397,225
                                                                                                     =============    =============

          See accompanying notes to Consolidated Financial Statements.

                                 AVALONBAY COMMUNITIES, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                   AND COMPREHENSIVE INCOME
                        (Dollars in thousands, except per share data)


                                                                       Year ended
                                                         ---------------------------------------
                                                           12/31/01      12/31/00     12/31/99
                                                         ------------  ------------  -----------
Revenue:
   Rental income                                         $   637,379   $   571,943   $  504,567
   Management fees                                             1,325         1,051        1,176
   Other income                                                2,953           401          236
                                                         ------------  ------------  -----------
            Total revenue                                    641,657       573,395      505,979
                                                         ------------  ------------  -----------

Expenses:
   Operating expenses, excluding property taxes              161,887       142,664      135,517
   Property taxes                                             52,201        46,958       42,701
   Interest expense                                          103,203        83,609       74,699
   Depreciation expense                                      130,079       122,610      109,759
   General and administrative                                 15,224        13,013        9,592
   Non-recurring charges                                          --            --       16,782
                                                         ------------  ------------  -----------
            Total expenses                                   462,594       408,854      389,050
                                                         ------------  ------------  -----------

Equity in income of unconsolidated entities                      856         2,428        2,867
Interest income                                                6,823         4,764        7,362
Minority interest in consolidated partnerships                  (597)       (1,908)      (1,975)
                                                         ------------  ------------  -----------

Income before gain on sale of communities                    186,145       169,825      125,183
Gain on sale of communities                                   62,852        40,779       47,093
Net income                                                   248,997       210,604      172,276
Dividends attributable to preferred stock                    (32,497)      (39,779)     (39,779)
                                                         ------------  ------------  -----------

Net income available to common stockholders              $   216,500   $   170,825   $  132,497
                                                         ============  ============  ===========
Other comprehensive loss:
   Cumulative effect of change in accounting principle        (6,412)          --            --
   Unrealized loss on cash flow hedges                        (2,071)          --            --
                                                         ------------  ------------  -----------
            Other comprehensive loss                          (8,483)          --            --
                                                         ------------  ------------  -----------
Comprehensive income                                     $   208,017   $   170,825   $  132,497
                                                         ============  ============  ===========

Net income available to common stockholders:

     Per common share - basic                            $      3.19   $      2.58   $     2.05

     Per common share - diluted                          $      3.12   $      2.53   $     2.03

          See accompanying notes to Consolidated Financial Statements.

                           AVALONBAY COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except share data)



                                                       Shares issued                    Amount
                                               ------------------------------------------------------     Additional
                                                 Preferred         Common       Preferred    Common        paid-in
                                                   Stock            Stock         Stock       Stock        capital
                                               --------------   --------------   --------   ---------   --------------
Balance at December 31, 1998                      18,322,700       63,887,126      $ 183       $ 639      $ 2,386,087

Net income                                                --               --         --          --               --
Dividends declared to common
    and preferred stockholders                            --               --         --          --               --
Issuance of Common Stock                                  --        1,870,883         --          19           56,423
Amortization of deferred compensation                     --               --         --          --               --
                                               --------------   --------------   --------   ---------   --------------

Balance at December 31, 1999                      18,322,700       65,758,009        183         658        2,442,510

Net income                                                --               --         --          --               --
Dividends declared to common
    and preferred stockholders                            --               --         --          --               --
Issuance of Common Stock                                  --        1,433,533         --          14           50,523
Amortization of deferred compensation                     --               --         --          --               --
                                               --------------   --------------   --------   ---------   --------------

Balance at December 31, 2000                      18,322,700       67,191,542        183         672        2,493,033

Cumulative effect of change
    in accounting principle                               --               --         --          --               --
Net income                                                --               --         --          --               --
Unrealized loss on cash flow hedges                       --               --         --          --               --
Dividends declared to common
    and preferred stockholders                            --               --         --          --               --
Redemption of Series F and G Preferred Stock      (8,755,000)              --        (87)         --         (218,908)
Issuance of Common Stock                                  --        1,521,842         --          15           59,116
Amortization of deferred compensation                     --               --         --          --               --
                                               --------------   --------------   --------   ---------   --------------

Stockholders' equity, December 31, 2001            9,567,700       68,713,384       $ 96       $ 687      $ 2,333,241
                                               ==============   ==============   ========   =========   ==============

                                                               Dividends in    Accumulated
                                                                excess of        other
                                                Deferred       accumulated    comprehensive    Stockholders'
                                               compensation     earnings          loss            equity
                                               ------------   -------------   -------------   ----------------
Balance at December 31, 1998                      $ (4,356)      $ (68,116)       $     --        $ 2,314,437

Net income                                              --         172,276              --            172,276
Dividends declared to common
    and preferred stockholders                          --        (173,667)             --           (173,667)
Issuance of Common Stock                            (3,167)             --              --             53,275
Amortization of deferred compensation                3,964              --              --              3,964
                                               ------------   -------------   -------------   ----------------

Balance at December 31, 1999                        (3,559)        (69,507)             --          2,370,285

Net income                                              --         210,604              --            210,604
Dividends declared to common
    and preferred stockholders                          --        (188,942)             --           (188,942)
Issuance of Common Stock                            (3,408)             --              --             47,129
Amortization of deferred compensation                3,417              --              --              3,417
                                               ------------   -------------   -------------   ----------------

Balance at December 31, 2000                        (3,550)        (47,845)             --          2,442,493

Cumulative effect of change
    in accounting principle                             --              --          (6,412)            (6,412)
Net income                                              --         248,997              --            248,997
Unrealized loss on cash flow hedges                     --              --          (2,071)            (2,071)
Dividends declared to common
    and preferred stockholders                          --        (204,649)             --           (204,649)
Redemption of Series F and G Preferred Stock            --              --              --           (218,995)
Issuance of Common Stock                            (7,545)             --              --             51,586
Amortization of deferred compensation                3,606              --              --              3,606
                                               ------------   -------------   -------------   ----------------

Stockholders' equity, December 31, 2001           $ (7,489)       $ (3,497)       $ (8,483)       $ 2,314,555
                                               ============   =============   =============   ================



          See accompanying notes to Consolidated Financial Statements.

                           AVALONBAY COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                   For the year ended
                                                                                       --------------------------------------------
                                                                                         12-31-01       12-31-00        12-31-99
                                                                                       -------------   ------------   -------------
Cash flows from operating activities:
        Net income                                                                        $ 248,997      $ 210,604       $ 172,276
        Adjustments to reconcile net income to cash provided
                by operating activities:
                        Depreciation expense                                                130,079        122,610         109,759
                        Amortization of deferred financing costs                              3,716          2,924           2,668
                        Amortization of deferred compensation                                 3,606          3,417           3,964
                        Income allocated to minority interest in consolidated
                                  partnerships                                                  597          1,908           1,975
                        Gain on sale of communities                                         (62,852)       (40,779)        (47,093)
                        Decrease (increase) in cash in operating escrows                         41          1,144            (348)
                        Increase in resident security deposits, accrued interest
                                 receivable on participating mortgage notes, prepaid
                                 expenses and other assets                                  (20,386)       (21,059)         (2,775)
                        Increase in accrued expenses, other liabilities
                                 and accrued interest payable                                 4,925         15,693          11,353
                                                                                       -------------   ------------   -------------
                        Net cash provided by operating activities                           308,723        296,462         251,779
                                                                                       -------------   ------------   -------------


Cash flows used in investing activities:
        Purchase and development of real estate                                            (484,604)      (435,332)       (516,261)
        Proceeds from sale of communities, net of selling costs                             238,545        156,086         285,263
        Increase (decrease) in payables for construction                                     23,656          1,123         (29,276)
        Sale of participating mortgage note                                                      --             --          25,097
        Increase in cash in section 1031 exchange escrows                                   (33,273)        (9,076)             --
        Decrease (increase) in investments in unconsolidated
                real estate joint ventures                                                   (2,851)         1,280          (1,510)
        Proceeds received from real estate joint venture partner                                 --         33,385              --
        Redemption of operating units in DownREIT partnerships                                 (864)            --              --
                                                                                       -------------   ------------   -------------
                       Net cash used in investing activities                               (259,391)      (252,534)       (236,687)
                                                                                       -------------   ------------   -------------


Cash flows from financing activities:
        Issuance of common stock                                                             50,912         36,203          53,275
        Redemption of preferred stock and related costs                                    (218,995)            --              --
        Dividends paid                                                                     (203,214)      (185,509)       (172,333)
        Net repayments of unsecured credit facility                                              --       (178,600)       (150,400)
        Issuance of secured mortgage notes payable                                           75,110             --              --
        Proceeds from sale of unsecured notes                                               300,000        350,000         275,000
        Repayments of notes payable                                                         (22,265)       (35,123)        (33,579)
        Payment of deferred financing costs                                                  (8,808)        (4,428)         (3,654)
        Contributions from (distributions to) minority partners                              (6,320)        23,142          (3,425)
        Refinancings of notes payable                                                            --             --          18,755
                                                                                       -------------   ------------   -------------
                       Net cash provided by (used in) financing activities                  (33,580)         5,685         (16,361)
                                                                                       -------------   ------------   -------------

                       Net increase (decrease) in cash and cash equivalents                  15,752         49,613          (1,269)

Cash and cash equivalents, beginning of year                                                 57,234          7,621           8,890
                                                                                       -------------   ------------   -------------

Cash and cash equivalents, end of year                                                     $ 72,986       $ 57,234         $ 7,621
                                                                                       =============   ============   =============

Cash paid during year for interest, net of amount capitalized                              $ 88,996       $ 72,712        $ 60,705
                                                                                       =============   ============   =============

          See accompanying notes to Consolidated Financial Statements.

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the year ended December 31, 2001:

   - 762 units of limited partnership, valued at $36, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company's common stock.

   - the Company issued 619 units of limited partnership in DownREIT partnerships valued at $30 as consideration for acquisitions of apartment communities that were acquired pursuant to the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party. In addition, the Company issued 256,940 units of limited partnership in a DownREIT partnership valued at $12,274 in connection with the formation of a DownREIT partnership and the acquisition by that partnership of land.

   - 186,877 shares of restricted common stock were issued at a value of $8,570 and 19,646 shares of restricted stock were forfeited at a value of $235.

   - $67 of deferred stock units were converted into 1,803 shares of common stock.

   - the Company recorded a liability and a corresponding charge to Other comprehensive loss of $8,483 to adjust the Company's Swap Agreements (as defined in Note 5 of the notes to the Consolidated Financial Statements) to their fair value.

   -  Common and preferred dividends declared but not paid were $49,007.

During the year ended December 31, 2000:

   - 1,520 units of limited partnership in DownREIT partnerships, valued at $60, were issued in connection with an acquisition for cash and units pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated party.

   - 304,602 units of limited partnership in DownREIT partnerships, valued at $10,926, were exchanged for an equal number of shares of the Company's common stock.

   - 139,336 shares of restricted common stock were issued at a value of $4,703 and 50,310 shares of restricted stock were forfeited at a value of $1,668.

   - Real estate assets valued at $5,394 were contributed to a limited liability company in exchange for a 25% membership interest.

   -  Common and preferred dividends declared but not paid totaled $47,572.

During the year ended December 31, 1999:

   - 117,178 units of limited partnership in DownREIT partnerships, valued at $4,614, were issued in connection with an acquisition for cash and units pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated party.

   - 22,623 units of limited partnership in DownREIT partnerships, valued at $868, were exchanged for an equal number of shares of the Company's common stock.

   -  97,456 shares of restricted common stock were issued at a value of $3,167.

   -  Common and preferred dividends declared but not paid totaled $44,139.

                           AVALONBAY COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  Organization and Significant Accounting Policies

Organization

AvalonBay Communities, Inc. (the "Company," which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company focuses on the ownership and operation of upscale apartment communities in high barrier-to-entry markets of the United States. These markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the country.

At December 31, 2001, the Company owned or held a direct or indirect ownership interest in 126 operating apartment communities containing 37,228 apartment homes in eleven states and the District of Columbia, of which three communities containing 1,896 apartment homes were under reconstruction. In addition, the Company owned 15 communities with 3,963 apartment homes under construction and rights to develop an additional 30 communities that, if developed as expected, will contain an estimated 8,918 apartment homes.

Principles of Consolidation

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

In each of the partnerships structured as DownREITs, either the Company or one of the Company's wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the Company's current common stock dividend per share. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of the Company's common stock on the date of redemption. In lieu of a cash redemption of a limited partner's unit, the Company may elect to acquire any unit presented for redemption for one share of common stock.

The Company has minority interest investments in five technology companies. The Company accounts for these unconsolidated entities in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." In 2001, the Company applied the equity method of accounting to its investment in Realeum, Inc., a company involved in the development and deployment of a property management and leasing automation system. The remaining investments are accounted for under the cost method of accounting. As of December 31, 2001, the aggregate carrying value of our investment in these five companies, net of an allowance of $934, was $2,519. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company's policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment.

Revenue Recognition

Rental income related to leases is recognized on an accrual basis when due from residents in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." In accordance with the Company's standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the life of the lease - generally one year.

The following reconciles total revenue in conformity with generally accepted accounting principles ("GAAP") to total revenue adjusted to state concessions on a cash basis for the years ended December 31, 2001, 2000 and 1999:

                                                     Year ended
                                         ------------------------------------
                                          12-31-01     12-31-00     12-31-99
                                         ----------   ----------   ----------
    Total revenue (GAAP basis)           $ 641,657    $ 573,395    $ 505,979
    Concessions amortized                    4,036        3,043        4,828
    Concessions granted                     (6,431)      (2,349)      (6,528)
                                         ----------   ----------   ----------

    Total revenue adjusted to state
    concessions on a cash basis          $ 639,262    $ 574,089    $ 504,279
                                         ==========   ==========   ==========

Real Estate

Significant expenditures which improve or extend the life of an asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during their development, redevelopment and acquisition. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company's policy with respect to capital expenditures is generally to capitalize only non-recurring expenditures. Improvements and upgrades are capitalized only if the item exceeds $15, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Purchases of personal property, such as computers and furniture, are capitalized only if the item is a new addition. The Company generally expenses purchases of personal property made for replacement purposes.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development of these communities is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. The accompanying

Consolidated Financial Statements include a charge to expense to provide an allowance for unrecoverable deferred development costs related to pre-development communities that are unlikely to be developed.

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

If there is an event or change in circumstance that indicates an impairment in the value of a community, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If such carrying amounts are in excess of the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in 2001, 2000 or 1999 on any of its real estate.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 1994 and has not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. Management believes that all such conditions for the avoidance of income taxes have been met for the periods presented. Accordingly, no provision for federal and state income taxes has been made. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. The following reconciles net income available to common stockholders to taxable net income for the years ended December 31, 2001, 2000 and 1999:

                                                                   2001         2000        1999
                                                                 Estimate      Actual      Actual
                                                                ------------  ----------  ----------
Net income available to common stockholders                       $ 216,500    $170,825    $132,497
Dividends attributable to Preferred Stock,
     not deductible for tax                                          32,497      39,779      39,779
GAAP gain on sale of communities in excess of tax gain              (21,961)    (15,146)     (5,162)
Depreciation/Amortization timing differences on real estate          11,421      10,593       6,248
Tax compensation expense in excess of (less than) GAAP               (7,752)     (5,873)      1,285
Other adjustments                                                   (13,459)    (12,576)    (10,649)
                                                                ------------  ----------  ----------
      Taxable net income                                          $ 217,246    $187,602    $163,998
                                                                ============  ==========  ==========

The following summarizes the tax components of the Company's common and preferred dividends declared for the years ended December 31, 2001, 2000 and 1999:

                                        2001         2000          1999
                                     -----------  -----------   ------------
Ordinary income                         80%          86%            76%
20% capital gain                        14%           9%            11%
Unrecaptured Section 1250 gain           6%           5%            13%

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs were $11,916 and $8,200 at December 31, 2001 and 2000, respectively.

Cash, Cash Equivalents and Cash in Escrow

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company's cash, cash equivalents and cash in escrows is held at major commercial banks.

Earnings per Common Share

In accordance with the provisions of SFAS No. 128, "Earnings per Share," basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company's earnings per common share are determined as follows:

                                                                                           Year ended
                                                                        -------------------------------------------------
                                                                           12-31-01         12-31-00         12-31-99
                                                                        ---------------  ---------------  ---------------
Basic and Diluted shares outstanding
------------------------------------

Weighted average common shares - basic                                      67,842,752       66,309,707       64,724,799

Weighted average DownREIT units outstanding                                    682,134          861,755          933,122

Effect of dilutive securities                                                1,256,833          969,536          452,743
                                                                        ---------------  ---------------  ---------------

Weighted average common shares and DownREIT units - diluted                 69,781,719       68,140,998       66,110,664
                                                                        ===============  ===============  ===============

Calculation of Earnings per Share - Basic
-----------------------------------------

Net income available to common stockholders                             $      216,500   $      170,825   $      132,497
                                                                        ===============  ===============  ===============

Weighted average common shares - basic                                      67,842,752       66,309,707       64,724,799
                                                                        ===============  ===============  ===============

Earnings per common share - basic                                       $         3.19   $         2.58   $         2.05
                                                                        ===============  ===============  ===============

Calculation of Earnings per Share - Diluted
-------------------------------------------

Net income available to common stockholders                             $      216,500   $      170,825   $      132,497

Add: Minority interest of DownREIT unitholders
   in consolidated partnerships                                                  1,559            1,759            1,975
                                                                        ---------------  ---------------  ---------------

Adjusted net income available to common stockholders                    $      218,059   $      172,584   $      134,472
                                                                        ===============  ===============  ===============

Weighted average common shares and DownREIT units - diluted                 69,781,719       68,140,998       66,110,664
                                                                        ===============  ===============  ===============

Earnings per common share - diluted                                     $         3.12   $         2.53   $         2.03
                                                                        ===============  ===============  ===============

For each of the years presented, certain options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the period. The number of options not included totaled 18,269 in 2001, 7,500 in 2000 and 2,282,192 for 1999.

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

In December 2001, a senior executive of the Company retired from his management position. Upon retirement, the Company recognized compensation expense of approximately $784, relating to the accelerated vesting of restricted stock grants.

Recently Issued Accounting Standards

In August of 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement establishes accounting and reporting standards requiring that long-lived assets held for sale be classified as discontinued operations. These assets will continue to be measured at the lower of the carrying amount or the fair value less the cost to sell. Operations, including the gain or loss on sale, for both the current and prior periods shall be reported in discontinued operations. The statement becomes effective for fiscal years beginning after December 15, 2001. The Company will adopt this pronouncement beginning January 1, 2002. In the opinion of management, the adoption of this statement will not have a material effect on the Company's Consolidated Financial Statements.

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

2.  Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $27,635, $18,328 and $21,888 for the years ended December 31, 2001, 2000 and 1999, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

Mortgage notes payable are collateralized by certain apartment communities and mature at various dates from March 2002 through February 2041. The weighted average interest rate of the Company's variable rate notes and unsecured credit facility, including certain financing related fees, was 3.1% at December 31, 2001. The weighted average interest rate of the Company's fixed rate mortgage notes (conventional and tax-exempt) was 6.7% at December 31, 2001. The Company's notes payable, unsecured notes payable and credit facility are summarized as follows:

                                                                                              12-31-01         12-31-00
                                                                                              --------         --------
Fixed rate unsecured notes                                                                   $ 1,635,000     $ 1,335,000
Fixed rate mortgage notes payable - conventional and tax-exempt (1)                              322,495         326,964
Variable rate mortgage notes payable - tax-exempt                                                 67,960          67,960
                                                                                             -----------     -----------
    Total notes payable and unsecured notes                                                    2,025,455       1,729,924

Variable rate secured short term construction loan                                                57,314           --
Variable rate unsecured credit facility                                                            --              --
                                                                                             -----------     -----------
    Total mortgage notes payable, unsecured notes and unsecured credit facility              $ 2,082,769     $ 1,729,924
                                                                                             ===========     ===========

(1) Includes approximately $167,000 of variable rate notes in both years effectively fixed through swap agreements, as described in
    Note 5.

Scheduled payments and maturities of notes payable and unsecured notes are as follows:

                   Secured notes        Secured notes       Unsecured notes       Interest rate of
    Year             payments            maturities           maturities           unsecured notes
    ----             --------            ----------           ----------           ---------------
    2002            $   3,298             $ 57,314           $   100,000               7.375%

    2003            $   3,538                   --           $    50,000               6.250%
                                                             $   100,000               6.500%

    2004            $   3,653             $ 24,106           $   125,000               6.580%

    2005            $   3,705                   --           $   100,000               6.625%
                                                             $    50,000               6.500%

    2006            $   3,971                   --           $   150,000               6.800%

    2007            $   4,257             $ 35,980           $   110,000               6.875%

    2008            $   4,565                   --           $    50,000               6.625%
                                                             $   150,000               8.250%

    2009            $   4,895             $ 10,400           $   150,000               7.500%

    2010            $   5,246                   --           $   200,000               7.500%

    2011            $   5,626                   --           $   300,000               6.625%

 Thereafter         $ 219,655             $ 57,560                    --
               ---------------      ---------------       ---------------

                    $ 262,409            $ 185,360           $ 1,635,000
               ===============      ===============       ===============


The Company's unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company's required debt service payments.

The Company has a $500,000 variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks, which had zero outstanding on December 31, 2001. Under the terms of the unsecured credit facility, if the Company elects to increase the facility up to $650,000, the consortium of banks cannot prohibit such an increase of the facility and the increased lending commitment could be provided by one or more banks (from the consortium or otherwise) to the extent they choose to commit to lend additional funds. The unsecured credit facility bears interest at a spread over the London Interbank Offered Rate ("LIBOR") based on rating levels achieved on the Company's unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.6% per annum (2.5% on December 31, 2001). In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $400,000. The Company is subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company's Funds from Operations, as defined therein. The existing facility matures in May 2005 after application of a one year renewal option by the Company.

4. Stockholders Equity

As of both December 31, 2001 and 2000, the Company had authorized for issuance 140,000,000 and 50,000,000 of Common and Preferred Stock, respectively. Dividends on all series of issued Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each month as stated in the table below. None of the series of Preferred Stock are redeemable prior to the date stated in the table below, but on or after the stated date, may be redeemed for cash at the option of the Company in whole or in part at a redemption price of $25.00 per share, plus all accrued and unpaid dividends, if any. In June 2001, the Company redeemed all 4,455,000 outstanding shares of its 9.00% Series F Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.1625 in accrued and unpaid dividends. In October 2001, the Company redeemed all 4,300,000 outstanding shares of its 8.96% Series G Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.4418 in accrued and unpaid dividends. The series of Preferred Stock outstanding have no stated maturity and are not subject to any sinking fund or mandatory redemptions. Preferred Stock outstanding as of December 31, 2001 were as follows:

                Shares outstanding                  Payable                  Annual      Liquidation           Non-redeemable
Series          December 31, 2001                  quarterly                  rate        preference              prior to
------          -----------------           -----------------------         --------   ---------------      -------------------

  C                  2,300,000               March, June, September,         8.50%           $25                June 20, 2002
                                             December

  D                  3,267,700               March, June, September,         8.00%           $25            December 15, 2002
                                             December

  H                  4,000,000               March, June, September,         8.70%           $25             October 15, 2008
                                             December

The Company also has 1,000,000 shares of Series E Junior Participating Cumulative Preferred Stock authorized for issuance pursuant to the Company's Shareholder Rights Agreement. As of December 31, 2001, there were no shares of Series E Preferred Stock outstanding and the Company has amended its Shareholder Rights Agreement so that it will expire effective March 31, 2002.

Dividends per common share for the years ended December 31, 2001, 2000 and 1999 were $2.56, $2.24 and $2.06, respectively. In 2001, dividends per preferred share for shares redeemed during the year were $1.41 and dividends per share for all non-redeemed preferred shares were $2.10. Dividends per preferred share were $2.17 in both 2000 and 1999.

5. Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133," was adopted by the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that a change in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recorded through the income statement. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For hedges where the changes in the fair value of the derivative exceeds the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings.

The Company has historically used interest rate swap agreements (the "Swap Agreements") to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt. The Swap Agreements are not held for trading or other speculative purposes. As of December 31, 2001, the effect of these Swap Agreements is to fix $167,272 of the Company's tax-exempt debt at a weighted average interest rate of 6.0% with an average maturity of 4.5 years. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk.

The credit risk is the risk of a counterparty not performing under the terms of the Swap Agreement. The counterparties to these Swap Agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor's Ratings Group. The Company monitors the credit ratings of counterparties and the amount of the Company's debt subject to Swap Agreements with any one party. Therefore, the Company believes the likelihood of realizing material losses from counterparty non-performance is remote.

Market risk is the adverse effect of the value of financial instruments that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken. These risks are managed by the Company's Chief Financial Officer and Vice President of Finance.

The Company has determined that its Swap Agreements qualify as effective cash-flow hedges under SFAS No. 133. When entering into hedging transactions, the Company documents the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy. The Company assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting cash flows of hedged items. In accordance with SFAS No. 133, the Company records all changes in the fair value of the Swap Agreements in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. For example, the reduction in fair value on a cash flow hedge due to the periodic payment of interest under the Swap Agreements is recorded in earnings each period. The combination of this expense with the lower interest expense we expect to pay on the underlying floating rate debt should result in overall interest expense equal to the contractually fixed amount resulting from the fixed rate swaps. In all situations where hedge accounting is discontinued, the derivative will be carried at fair value with changes in its fair value recognized in income. Upon the termination of a hedging relationship, the amount in other comprehensive income will be amortized over the remaining life of the hedged cash flows.

At January 1, 2001, in accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect adjustment of $6,412 to other comprehensive loss to recognize at fair value all of the derivatives that are designated as cash flow hedging instruments. Through December 31, 2001, the Company recorded additional unrealized losses to other comprehensive loss of $2,599 to adjust the Swap Agreements to their fair value. In connection with the sale of a community during the first quarter of 2001, a Swap Agreement with a fair value of $528 was transferred to the new owner. Hedge ineffectiveness did not have a material impact on earnings and the Company does not anticipate that it will have a material effect in the future. The Swap Agreements are included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

6. Investments in Unconsolidated Real Estate Entities

The Company accounts for investments in unconsolidated real estate entities in accordance with Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures" and APB Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it owns greater than 20% or the equity value or has significant and disproportionate influence over that entity. At December 31, 2001, the Company's investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:

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

The following is a combined summary of the financial position of these entities as of the dates presented:

                                                                       (Unaudited)
                                                                -------------------------
                                                                12-31-01         12-31-00
                                                                --------         --------
Assets:
Real estate, net                                                $151,590         $132,832
Other assets                                                      10,971           10,400
                                                                --------         --------

   Total assets                                                 $162,561         $143,232
                                                                ========         ========

Liabilities and partners' equity:
Mortgage notes payable                                          $ 47,195         $ 48,400
Other liabilities                                                 10,040            8,656
Partners' equity                                                 105,326           86,176
                                                                --------         --------

   Total liabilities and partners' equity                       $162,561         $143,232
                                                                ========         ========

The following is a combined summary of the operating results of these entities for the periods presented:

                                                             Year ended
                                                             (unaudited)
                                             --------------------------------------------
                                             12-31-01          12-31-00          12-31-99
                                             --------          --------          --------

Rental income                                $ 28,746          $ 22,222          $ 20,781
Other income                                      170                57                26
Operating and other expenses                   (9,098)           (6,110)           (5,657)
Mortgage interest expense                      (2,571)           (1,107)             (773)
Depreciation expense                           (4,262)           (3,202)           (3,091)
                                             --------          --------          --------

  Net income                                 $ 12,985          $ 11,860          $ 11,286
                                             ========          ========          ========

The Company also holds an investment in a real estate entity which is accounted for under the cost method of accounting. In addition, the Company holds a 25% limited liability company membership interest in the limited liability company that owns Avalon on the Sound, which is presented on a consolidated basis in the financial statements in accordance with GAAP due to the Company's control over that entity.

7. Communities Held for Sale

The Company has a policy of disposing of assets that are not consistent with its long-term investment criteria when market conditions are favorable. In connection with this strategy, the Company solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal.

The communities sold during 2001 and the respective sales price and net proceeds are summarized below:

                                                          Period     Apartment              Gross sales    Net
Community Name                   Location                of sale       homes       Debt        price     proceeds
-----------------------------------------------------    -------     ---------   --------   -----------  --------
Crossbrook                       Rohnert Park, CA          1Q01           226    $  8,145    $ 23,250    $ 14,500
Avalon Pavilions                 Manchester, CT            3Q01           932          --      81,500      81,000
Waterhouse Place                 Beaverton, OR             3Q01           279          --      20,900      20,600
Avalon Palladia                  Hillsboro, OR             3Q01           497          --      51,250      51,000
Avalon Colchester                Brookline, MA             4Q01            57          --       6,000       5,900
Timberwood                       West Covina, CA           4Q01           209          --      22,900      22,700
Arbor Heights                    Hacienda Heights, CA      4Q01           351          --      35,330      34,700
                                                                     --------    --------    --------    --------
Total of all 2001 asset sales                                           2,551    $  8,145    $241,130    $230,400
                                                                     ========    ========    ========    ========

Total of all 2000 asset sales                                           1,932    $ 31,694    $160,085    $124,392
                                                                     ========    ========    ========    ========

Total of all 1999 asset sales                                           4,464    $ 29,645    $316,512    $280,918
                                                                     ========    ========    ========    ========

There were no communities held for sale as of December 31, 2001, however, the Company will continue to evaluate market conditions and will dispose of communities to optimize its concentration of assets when conditions are favorable.

8. Commitments and Contingencies

Presale Commitments

The Company occasionally enters into fixed price forward purchase commitments with unrelated third parties, which allow the Company to purchase communities upon completion of construction. The Company has an agreement to purchase a community with an estimated 306 apartment homes for an aggregate purchase price of approximately $70,000. The Company expects the acquisition to close in the second quarter of 2002. However, there can be no assurance that such acquisition will be consummated on the terms currently contemplated or at all, or on the schedule currently contemplated.

Insured Fire at Development Community

During 2000, a fire occurred at one of the Company's development communities, which was under construction and unoccupied at the time. The book value of the destroyed assets was reduced to zero from a balance of approximately $13,900 at the time of the fire. The Company recorded an insurance receivable for the same amount which was subsequently collected from the insurance company. The Company has property damage and business interruption insurance and prepared an insurance claim for the cost of replacing the destroyed assets as well as for business interruption losses. The Company does not anticipate this event will have a material adverse impact on the financial condition or results of operations of the Company. At December 31, 2001, the Company had an insurance receivable balance of $2,500 for business interruption through December 31, 2001. Income of $2,500 relating to the business interruption insurance claim is recorded in Other income in the accompanying Consolidated Statements of Operations and Other Comprehensive Income for 2001. In 2002, the Company expects to finalize the settlement of its insurance claim related to this fire and to recognize additional income from business interruption insurance which cannot be reasonably estimated at this time.

Employment Agreements and Arrangements

As of December 31, 2001, the Company has employment agreements with two executive officers that it entered into in 1998. In addition, during 2000 and 2001, six other senior officers entered into employment agreements, which are generally similar in structure to those entered into in 1998 but which generally do not provide for the same level of severance payments. The employment agreements provide for severance payments and generally also provide for accelerated vesting of stock options and restricted stock in the event of a termination of employment (except for a termination by the Company with cause or a voluntary termination by the employee). The current term of these agreements ends on dates that vary between March 2003 and April 2004. The employment agreements provide for one-year automatic renewals after the initial term unless an advance notice of non-renewal is provided by either party. Under five of the agreements, upon a notice of non-renewal by the Company, the officer may terminate his employment and receive a severance payment. Upon a change in control, the agreements provide for an automatic extension of up to three years from the date of the change in control. The employment agreements provide for base salary and incentive compensation in the form of cash awards, stock options and stock grants subject to the discretion of, and attainment of performance goals established by, the Compensation Committee of the Board of Directors.

During the fourth quarter of 1999, the Company adopted an Officer Severance Program (the "Program") for the benefit of those officers of the Company who do not have employment agreements. Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated without cause in connection with a change in control (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to the amount of such officer's base salary and cash bonus as well as accelerated vesting of stock options and restricted stock.

Legal Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is expensed in the financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

9. Segment Reporting

The Company's reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities. Annually on January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification throughout the year for the purpose of reporting segment operations.

        - Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and costs as of the beginning of the prior year. These communities are divided into geographic regions. For the year 2001, the Established Communities were communities that had stabilized occupancy and costs as of January 1, 2000. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

        - Other Stabilized includes all other completed communities that have stabilized occupancy, as defined above, and communities held for sale.

        - Development/Redevelopment consists of communities that are under construction and have not received a final certificate of occupancy and communities where substantial redevelopment is in progress or is planned to take place during the current year.

The primary financial measure for Established and Other Stabilized Communities is Net Operating Income ("NOI"), which represents total revenue less operating expenses and property taxes. The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as economic occupancy. While under lease-up, the primary performance measures for these assets are lease-up pace compared to budget and rent levels compared to budget.

                                                                         (Dollars in thousands)
                                                       ---------------------------------------------------------
                                                         Total      Net operating   % NOI change       Gross
                                                        revenue         income     from prior year   real estate
                                                       ----------   -------------  ---------------   -----------

For the year ended December 31, 2001
------------------------------------

Segment Results

        Established
             Northeast                                 $  113,564     $   81,777            8.4%     $  570,551
             Mid-Atlantic                                  81,976         60,256            8.4%        438,010
             Midwest                                       21,069         13,089            1.7%        145,025
             Pacific Northwest                              6,784          4,985            3.3%         60,426
             Northern California                          157,736        121,923            6.9%      1,216,489
             Southern California                           42,462         30,188            9.2%        294,625
                                                       ----------     ----------     ----------      ----------
                    Total Established                     423,591        312,218            7.5%      2,725,126
                                                       ----------     ----------     ----------      ----------
        Other Stabilized                                  161,297        113,786            n/a       1,025,704

        Development / Redevelopment                        56,769         34,532            n/a         991,667

        Land Held for Future Development                      n/a            n/a            n/a          66,608

        Non-Allocated                                         n/a            n/a            n/a          28,764

                                                       ----------     ----------     ----------      ----------
                    Total AvalonBay                    $  641,657     $  460,536           11.8%     $4,837,869
                                                       ==========     ==========     ==========      ==========


For the year ended December 31, 2000
------------------------------------

Segment Results

        Established
             Northeast                                 $   92,094     $   65,047            6.6%     $  486,217
             Mid-Atlantic                                  68,646         49,694            9.2%        392,758
             Midwest                                       20,455         12,869            5.0%        144,550
             Pacific Northwest                              3,778          2,751           17.1%         34,382
             Northern California                          107,342         82,126           15.9%        938,630
             Southern California                           23,458         16,635           11.6%        158,165
                                                       ----------     ----------     ----------      ----------
                    Total Established                     315,773        229,122           10.7%      2,154,702
                                                       ----------     ----------     ----------      ----------
        Other Stabilized                                  198,444        141,270            n/a       1,441,767

        Development / Redevelopment                        59,178         41,492            n/a         882,043

        Land Held for Future Development                      n/a            n/a            n/a          33,161

        Non-Allocated                                         n/a            n/a            n/a          24,296

                                                       ----------     ----------     ----------      ----------
                    Total AvalonBay                    $  573,395     $  411,884           18.5%     $4,535,969
                                                       ==========     ==========     ==========      ==========


For the year ended December 31, 1999
------------------------------------

Segment Results

        Established
             Northeast                                 $   84,786     $   60,098            5.9%     $  475,430
             Mid-Atlantic                                  64,645         45,863            7.6%        390,573
             Midwest                                        5,347          3,049            7.6%         36,912
             Northern California                           96,182         70,662            1.1%        942,892
             Southern California                            6,557          4,512           15.2%         51,085
                                                       ----------     ----------     ----------      ----------
                    Total Established                     257,517        184,184            4.7%      1,896,892
                                                       ----------     ----------     ----------      ----------
        Other Stabilized                                  164,884        111,637            n/a       1,039,150

        Development / Redevelopment                        83,578         54,725            n/a       1,266,989

        Land Held for Future Development                      n/a            n/a            n/a          40,459

        Non-Allocated                                         n/a            n/a            n/a          22,936

                                                       ----------     ----------     ----------      ----------
                    Total AvalonBay                    $  505,979     $  350,546           38.3%     $4,266,426
                                                       ==========     ==========     ==========      ==========

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

Operating expenses as reflected on the Consolidated Statements of Operations and Comprehensive Income include $32,967, $28,111 and $22,786 for the years ended December 31, 2001, 2000 and 1999, respectively, of property management overhead costs that are not allocated to individual communities. These costs are not reflected in NOI as shown in the above tables. While there were no communities held for sale at December 31, 2001, the amount reflected for "Communities held for sale" on the Consolidated Balance Sheets at December 31, 2000 is net of $19,965 for accumulated depreciation.

10. Stock-Based Compensation Plans

The Company has adopted the 1994 Stock Incentive Plan, as amended and restated on March 31, 2001 (the "1994 Plan"), for the purpose of encouraging and enabling the Company's officers, associates and directors to acquire a proprietary interest in the Company and as a means of aligning management and stockholder interests and as a retention incentive for key associates. Individuals who are eligible to participate in the 1994 Plan include officers, other associates, outside directors and other key persons of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. The 1994 Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code ("ISOs"), (ii) the grant of stock options that do not so qualify, (iii) grants of shares of restricted and unrestricted Common Stock,
(iv) grants of deferred stock awards, (v) performance share awards entitling the recipient to acquire shares of Common Stock and (vi) dividend equivalent rights.

Under the 1994 Plan, a maximum of 6,576,859 shares of Common Stock, plus upon the passing of each December 31st starting with December 31, 2001, up to 1.0% of the total number of shares of common stock and DownREIT units actually outstanding on such date, may be issued. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. For purposes of this limitation, shares of Common Stock which are forfeited, canceled and reacquired by the Company, satisfied without the issuance of Common Stock or otherwise terminated (other than by exercise) shall be added back to the shares of Common Stock available for issuance under the 1994 Plan. Stock Options with respect to no more than 300,000 shares of stock may be granted to any one individual participant during any one calendar year period. Options granted to officers and employees under the 1994 Plan vest over periods (and may be subject to accelerated vesting under certain circumstances) as determined by the Compensation Committee of the Board of Directors and must expire no later than ten years from the date of grant. Options granted to non-employee directors under the 1994 Plan are subject to accelerated vesting under certain limited circumstances, become exercisable on the first anniversary of the date of grant, and expire ten years from the date of grant. Restricted stock granted to officers and employees under the 1994 Plan vest over periods (and may be subject to accelerated vesting under certain circumstances) as determined by the Compensation Committee of the Board of Directors. Generally, the restricted stock grants that have been awarded to officers and employees vest over four years, with 20% vesting immediately on the grant date and the remaining 80% vesting equally over the next four years from the date of grant. Restricted stock granted to non-employee directors vests 20% on the date of issuance and 20% on each of the first four anniversaries of the date of issuance. Options to purchase 2,780,757, 3,123,713, and 3,637,724 shares of Common Stock were available for grant under the 1994 Plan at December 31, 2001, 2000 and 1999, respectively.

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

In connection with the Merger, the exercise prices and the number of options under the Avalon 1995 Incentive Plan and the Avalon 1993 Plan were adjusted to reflect the equivalent Bay shares and exercise prices based on the 0.7683 share conversion ratio used in the Merger. Officers, non-employee directors and associates with Avalon 1995 Incentive Plan or Avalon 1993 Plan options may exercise their adjusted number of options for the Company's Common Stock at the adjusted exercise price. As of June 4, 1998, the date of the Merger, options and other awards ceased to be granted under the Avalon 1993 Plan or the Avalon 1995 Incentive Plan. Accordingly, there were no options to purchase shares of Common Stock available for grant under the Avalon 1995 Incentive Plan or the Avalon 1993 Plan at December 31, 2001, 2000 or 1999.

Information with respect to stock options granted under the 1994 Plan, the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:


                                                                       Weighted       Avalon 1995         Weighted
                                                                        average        and Avalon          average
                                                     1994 Plan      exercise price     1993 Plan       exercise price
                                                      shares          per share          shares          per share
                                                    ----------        ----------       ----------        ----------

Options outstanding, December 31, 1998               1,886,082        $    32.74        2,052,254        $    34.05
        Exercised                                     (311,989)            25.44         (172,977)            26.97
        Granted                                        993,084             32.24               --                --
        Forfeited                                     (533,903)            36.25          (50,940)            37.61
                                                    ----------        ----------       ----------        ----------
Options outstanding, December 31, 1999               2,033,274        $    32.63        1,828,337        $    34.63
        Exercised                                     (172,376)            34.78         (327,582)            28.65
        Granted                                        631,795             34.56               --                --
        Forfeited                                      (66,736)            33.50          (16,410)            35.84
                                                    ----------        ----------       ----------        ----------
Options outstanding, December 31, 2000               2,425,957        $    32.96        1,484,345        $    35.94
        Exercised                                     (367,652)            33.05         (487,312)            35.79
        Granted                                        946,612             45.90               --                --
        Forfeited                                     (111,639)            40.34           (4,836)            36.61
                                                    ----------        ----------       ----------        ----------
Options outstanding, December 31, 2001               2,893,278        $    36.91          992,197        $    36.03
                                                    ==========        ==========       ==========        ==========

                   Options exercisable:

                   December 31, 1999                   682,110        $    30.33        1,268,520        $    33.22
                                                    ==========        ==========       ==========        ==========
                   December 31, 2000                 1,183,551        $    32.05        1,313,219        $    35.71
                                                    ==========        ==========       ==========        ==========
                   December 31, 2001                 1,537,194        $    33.58          976,830        $    35.99
                                                    ==========        ==========       ==========        ==========

For options outstanding at December 31, 2001 for the 1994 plan, 246,666 options had exercise prices ranging between $18.37 and $29.99 and a weighted average contractual life of 3.1 years, 1,692,300 options had exercise prices ranging between $30.00 and $39.99 and a weighted average contractual life of 7.1 years, and 954,312 options had exercise prices ranging between $40.00 and $47.50 and a weighted average contractual life of 9.1 years. Options outstanding at December 31, 2001 for the Avalon 1993 and Avalon 1995 plans had exercise prices ranging from $26.68 to $39.86 and a weighted average contractual life of 5.3 years.

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

Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts (unaudited):

                                                                            Pro Forma
                                                         -----------------------------------------------
                                                          Year ended        Year ended        Year ended
                                                           12-31-01          12-31-00          12-31-99
                                                         -----------       -----------       -----------

Net income available to common stockholders              $   212,924       $   168,058       $   130,882
                                                         ===========       ===========       ===========

Per common share - basic                                 $      3.14       $      2.53       $      2.02

Per common share - diluted                               $      3.07       $      2.49       $      2.01

The fair value of the options granted during 2001 is estimated at $4.83 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 5.58%, volatility of 16.47%, risk-free interest rates of 5.07%, actual number of forfeitures, and an expected life of approximately 3 years. The fair value of the options granted during 2000 is estimated at $3.76 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.51%, volatility of 15.93%, risk-free interest rates of 6.61%, actual number of forfeitures, and an expected life of approximately 3 years. The fair value of the options granted during 1999 is estimated at $3.40 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.10%, volatility of 17.04%, risk-free interest rates of 5.54%, actual number of forfeitures, and an expected life of approximately 3 years.

In connection with the Merger, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the "1996 ESP Plan"). The primary purpose of the 1996 ESP Plan is to encourage Common Stock ownership by eligible directors, officers and associates (the "Participants") in the belief that such ownership will increase each Participant's interest in the success of the Company. Until January 1, 2000, the 1996 ESP Plan provided for two purchase periods per year. A purchase period was a six month period beginning each January 1 and July 1 and ending each June 30 and December 31, respectively. Starting January 1, 2000, there is one purchase period per year, which begins May 1 and ends October 31. Participants may contribute portions of their compensation during a purchase period and purchase Common Stock at the end thereof. One million shares of Common Stock were initially reserved for issuance under the 1996 ESP Plan. Participation in the 1996 ESP Plan entitles each Participant to purchase Common Stock at a price which is equal to the lesser of 85% of the closing price for a share of stock on the first day of such purchase period or 85% of the closing price on the last day of such purchase period. The Company issued 14,917, 34,055 and 35,408 shares under the 1996 ESP Plan for 2001, 2000 and 1999, respectively.

11. Fair Value of Financial Instruments

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

        - Bond indebtedness and notes payable with an aggregate carrying value of $2,082,769 and $1,729,924 had an estimated aggregate fair value of $2,191,115 and $1,765,402 at December 31, 2001 and 2000, respectively.

12. Related Party Arrangements

Purchase of Mortgage Loan

An executive officer and former executive officer of the Company are partners of an entity that is the general partner of Arbor Commons Associates Limited Partnership ("Arbor Commons Associates"). Concurrently with Avalon's initial public offering in November 1993, Avalon purchased an existing participating mortgage loan made to Arbor Commons Associates that was originated by CIGNA Investments, Inc. The mortgage loan is secured by the borrower's interests in the Avalon Arbor community. This loan accrues interest at a fixed rate of 10.2% per annum, payable at 9% per annum. The balance of the note receivable at both December 31, 2001 and 2000 was $21,483. The balance of accrued interest on the note receivable as of December 31, 2001 and 2000, respectively, was $5,231 and $4,450. Related interest income of $3,081, $3,009 and $2,943 was recorded for 2001, 2000 and 1999, respectively. Under the terms of the loan, the Company (as successor to Avalon) receives (as contingent interest) 50% of the cash flow after the 10.2% accrual rate is paid and 50% of the residual profits upon the sale of the community.

Sublease of San Jose Office Space to Greenbriar Homes

From September 1, 1999 to August 31, 2001, the Company subleased approximately 8,500 square feet of space in its San Jose office to Greenbriar Homes, for approximately $20,552 per month. A director of the Company holds a controlling interest in Greenbriar Homes. The lease has expired and Greenbriar no longer subleases office space from the Company.

Unconsolidated entities

The Company manages several unconsolidated entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $1,011, $691 and $612 in 2001, 2000 and 1999, respectively.

Indebtedness of Management

The Company has adopted a recourse loan program under which the Company lends amounts to or on behalf of employees ("Stock Loans") equivalent to the estimated employees' tax withholding liabilities related to the vesting of restricted stock under the 1994 Plan. The balance of the extended Stock Loans to employees was $1,133 and $770 as of December 31, 2001 and 2000, respectively. The balance of accrued interest on the notes receivable was $100 and $59 as of December 31, 2001 and 2000, respectively. Interest income on the notes of $62, $76, and $38 was recorded for 2001, 2000 and 1999, respectively.

Pursuant to a Promissory Note and Pledge and Security Agreement dated June 15, 2000, the Company advanced a senior officer $457. Until the fifth anniversary of this loan, the loan bears interest at the rate of 6.49%, which was the Long Term Applicable Federal Rate in effect at the time the loan was made. After the fifth anniversary, the loan will bear interest at 6.49%, or, if the prevailing Short Term Applicable Federal Rate then in effect is greater than 10.49% or less than 2.49%, then at the prevailing Short Term Applicable Federal Rate thereafter in effect from time to time. This is a full recourse loan, and in addition is secured by Common Stock and rights to employee stock options owned by the officer. Dividends on the Common Stock securing the loan are applied to payment of interest and principal on the loan. The outstanding balance of the loan, including accrued interest, was $428 and $448 as of December 31, 2001 and 2000, respectively. Interest income of $28 and $14 relating to the loan was recorded for 2001 and 2000, respectively. If this loan is not repaid in full by June 15, 2005, then at any time thereafter the Company in its sole discretion may demand repayment. In addition, the officer will be required to repay the loan in full within sixty days following his termination of employment with the Company for any reason.

Consulting Agreement with Mr. Meyer

In March 2000, the Company and Mr. Meyer announced that Mr. Meyer would retire as Executive Chairman of the Company in May 2000. Although Mr. Meyer ceased his day-to-day involvement with the Company as an executive officer, he continues to serve as a director. In addition, pursuant to a consulting agreement, Mr. Meyer agreed to serve as a consultant to the Company for three years following his retirement for an annual fee of $1,395. In such capacity he assists with respect to transitional matters that may arise in connection with his retirement, he responds to requests for assistance or information concerning business matters with which he became familiar while employed, and he provides business advice and counsel to the Company with respect to business strategies and acquisitions, dispositions, development and redevelopment of multifamily rental properties.

Director Compensation

A director of the Company who is also an employee receives no additional compensation for his services as a director. Under the Stock Incentive Plan, on the fifth business day following each annual meeting of stockholders, each of the Company's non-employee directors automatically receives options to purchase 7,000 shares of Common Stock at the last reported sale price of the Common Stock on the NYSE on such date, and a restricted stock (or deferred stock award) grant of 2,500 shares of Common Stock. Subject to accelerated vesting under certain limited circumstances, all of such stock options will become exercisable one year after the date of grant and will expire ten years after the date of grant, and such shares of restricted stock (or deferred stock awards) granted to non-employee directors will vest at the rate of 20% on the date of issuance and on each of the first four anniversaries of the date of issuance. If a director elects to receive a deferred stock award in lieu of restricted stock, then at the time of such election, the director also elects at what time in the future he or she will receive shares of stock in respect of the vested portion of the deferred stock award. The Company recorded compensation expense relating to these awards in the amount of $624, $525 and $438 in 2001, 2000 and 1999, respectively. Deferred compensation relating to the Board of Directors was $688 and $507 on December 31, 2001 and 2000, respectively.

13. Quarterly Financial Information (Unaudited)

The following summary represents the quarterly results of operations for the years ended December 31, 2001 and 2000:


                                                                                 Three months ended
                                                         -----------------------------------------------------------------
                                                           3-31-01           6-30-01           9-30-01           12-31-01
                                                         -----------       -----------       -----------       -----------

Total revenue                                            $   155,757       $   162,359       $   163,269       $   160,272
Net income available to common stockholders              $    41,654       $    39,131       $    79,229       $    56,486
Net income per common share - basic                      $      0.62       $      0.58       $      1.16       $      0.83
Net income per common share - diluted                    $      0.61       $      0.57       $      1.14       $      0.81


                                                                                 Three months ended
                                                         -----------------------------------------------------------------
                                                           3-31-00           6-30-00           9-30-00           12-31-00
                                                         -----------       -----------       -----------       -----------

Total revenue                                            $   135,088       $   139,958       $   146,351       $   151,998
Net income available to common stockholders              $    37,227       $    40,712       $    48,550       $    44,336
Net income per common share - basic                      $      0.57       $      0.62       $      0.73       $      0.66
Net income per common share - diluted                    $      0.56       $      0.61       $      0.71       $      0.65

14. Subsequent Events

In January 2002, the Company invested an additional $2,300 in Realeum, Inc., a company involved in the development and deployment of a property management and leasing automation system.

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in thousands)


                                                     Initial Cost                                     Total Cost
                                               ------------------------                 --------------------------------------
                                                           Building /       Costs                      Building /
                                                        Construction in  Subsequent to              Construction in
                                                           Progress &    Acquisition /                 Progress &
                                                 Land     Improvements    Construction    Land       Improvements      Total
                                               --------   ------------    ------------  --------     ------------    ---------
Current Communities
Avalon at Prudential Center                    $ 25,811     $ 103,233      $ 15,514     $ 25,811       $ 118,747     $ 144,558
Longwood Towers                                   3,310        13,741        20,358        3,310          34,099        37,409
Avalon Summit                                     1,743        14,654           113        1,743          14,767        16,510
Avalon at Lexington                               2,124        12,599           551        2,124          13,150        15,274
Avalon at Faxon Park                              1,136        14,019             3        1,136          14,022        15,158
Avalon West                                         943         9,881            64          943           9,945        10,888
Avalon Oaks                                       2,129        18,640            --        2,129          18,640        20,769
Avalon Essex                                      5,230        15,483           692        5,230          16,175        21,405
Avalon at Center Place                               --        26,816           438           --          27,254        27,254
Avalon Estates                                    1,972        18,167            --        1,972          18,167        20,139
Avalon Walk I & II                                9,102        48,796         1,079        9,102          49,875        58,977
Avalon Glen                                       5,956        23,993         1,221        5,956          25,214        31,170
Avalon Gates                                      4,414        31,305           249        4,414          31,554        35,968
Avalon Springs                                    2,116        14,512            83        2,116          14,595        16,711
Avalon Valley                                     2,277        22,424         1,359        2,277          23,783        26,060
Avalon Lake                                       3,314        13,139           542        3,314          13,681        16,995
Avalon Corners                                    6,305        24,179           907        6,305          25,086        31,391
Avalon Haven                                      1,264        11,762           739        1,264          12,501        13,765
Avalon Commons                                    4,679        28,552            37        4,679          28,589        33,268
Avalon Towers                                     3,118        12,709           937        3,118          13,646        16,764
Avalon Court                                      9,228        48,920         1,122        9,228          50,042        59,270
Avalon Cove                                       8,760        82,356           606        8,760          82,962        91,722
The Tower at Avalon Cove                          3,738        45,755           126        3,738          45,881        49,619
Avalon Crest                                     11,468        44,035           469       11,468          44,504        55,972
Avalon at Florham Park                            6,647        34,639            --        6,647          34,639        41,286
Avalon Watch                                      5,585        22,394         1,386        5,585          23,780        29,365
Avalon Run East                                   1,579        14,669            24        1,579          14,693        16,272
Avalon Gardens                                    8,428        45,706            --        8,428          45,706        54,134
Avalon View                                       3,529        14,140           490        3,529          14,630        18,159
Avalon Green                                      1,820        10,525           222        1,820          10,747        12,567
The Avalon                                        2,889        28,273            51        2,889          28,324        31,213
Avalon Willow                                     6,207        39,852           887        6,207          40,739        46,946
Avalon on the Sound                                 717        89,501            --          717          89,501        90,218
Avalon at Fairway Hills I & II                    8,612        34,463         1,537        8,612          36,000        44,612
Avalon at Symphony Glen                           1,594         6,384         1,092        1,594           7,476         9,070
Avalon Landing                                    1,849         7,409           415        1,849           7,824         9,673
Avalon at Ballston - Vermont & Quincy Towers      9,340        37,360           293        9,340          37,653        46,993
Avalon Crescent                                  13,851        43,401            24       13,851          43,425        57,276
Avalon at Ballston - Washington Towers            7,291        29,177           751        7,291          29,928        37,219
Avalon at Cameron Court                          10,292        32,931            --       10,292          32,931        43,223

                                                             Total cost,
                                                                Net of                           Year of
                                              Accumulated    Accumulated                       Completion /
                                              Depreciation   Depreciation    Encumbrances       Acquisition
                                              ------------   ------------    ------------       -----------
Current Communities
Avalon at Prudential Center                     $ 13,106       $ 131,452             $ -         1968/1998
Longwood Towers                                    6,767          30,642              --           1993
Avalon Summit                                      2,929          13,581              --           1996
Avalon at Lexington                                3,271          12,003          14,073           1994
Avalon at Faxon Park                               1,929          13,229              --           1998
Avalon West                                        1,853           9,035           8,522           1996
Avalon Oaks                                        1,889          18,880          17,718           1999
Avalon Essex                                       1,033          20,372              --           2000
Avalon at Center Place                             4,302          22,952              --           1997
Avalon Estates                                       717          19,422              --           2001
Avalon Walk I & II                                12,432          46,545          12,036          1992/94
Avalon Glen                                        6,412          24,758              --           1991
Avalon Gates                                       5,036          30,932              --           1997
Avalon Springs                                     2,432          14,279              --           1996
Avalon Valley                                      2,198          23,862              --           1999
Avalon Lake                                        1,275          15,720              --           1999
Avalon Corners                                     2,007          29,384              --           2000
Avalon Haven                                         703          13,062              --           2000
Avalon Commons                                     4,439          28,829              --           1997
Avalon Towers                                      2,839          13,925              --           1995
Avalon Court                                       5,071          54,199              --           1997
Avalon Cove                                       13,867          77,855              --           1997
The Tower at Avalon Cove                           4,285          45,334              --           1999
Avalon Crest                                       3,989          51,983              --           1998
Avalon at Florham Park                             1,486          39,800              --           2001
Avalon Watch                                       6,550          22,815              --           1999
Avalon Run East                                    2,719          13,553              --           1996
Avalon Gardens                                     6,387          47,747              --           1998
Avalon View                                        3,913          14,246          18,115           1993
Avalon Green                                       2,439          10,128              --           1995
The Avalon                                         2,440          28,773              --           1999
Avalon Willow                                      3,197          43,749              --           2000
Avalon on the Sound                                1,443          88,775          57,314           2001
Avalon at Fairway Hills I & II                     7,465          37,147          11,500          1987/96
Avalon at Symphony Glen                            2,041           7,029           9,780           1986
Avalon Landing                                     1,815           7,858           6,525           1995
Avalon at Ballston - Vermont & Quincy Towers       6,276          40,717              --           1997
Avalon Crescent                                    7,074          50,202              --           1996
Avalon at Ballston - Washington Towers             7,752          29,467              --           1990
Avalon at Cameron Court                            4,487          38,736              --           1998

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in thousands)



                                                     Initial Cost                                     Total Cost
                                               ------------------------                 --------------------------------------
                                                           Building /       Costs                      Building /
                                                        Construction in  Subsequent to              Construction in
                                                           Progress &    Acquisition /                 Progress &
                                                 Land     Improvements    Construction    Land       Improvements      Total
                                               --------   ------------    ------------  --------     ------------    ---------
AutumnWoods                                       6,096        24,400           337        6,096          24,737        30,833
Avalon at Fair Lakes                              4,334        19,127             9        4,334          19,136        23,470
Avalon at Dulles                                  2,302         9,212           343        2,302           9,555        11,857
Avalon at Providence Park                         2,152         8,907           240        2,152           9,147        11,299
Avalon at Fox Mill                                2,713        16,678            77        2,713          16,755        19,468
Avalon at Decoverly                               6,157        24,800           727        6,157          25,527        31,684
Avalon Knoll                                      1,528         6,136           853        1,528           6,989         8,517
Avalon Fields I & II                              4,047        18,611            43        4,047          18,654        22,701
Avalon Crossing                                   2,207        11,683            --        2,207          11,683        13,890
4100 Massachusetts Avenue                         6,848        27,614         1,230        6,848          28,844        35,692
Avalon at Arlington Square I                     13,453        55,918            --       13,453          55,918        69,371
Avalon at Danada Farms                            7,535        30,444           388        7,535          30,832        38,367
Avalon at West Grove                              5,149        20,657         3,900        5,149          24,557        29,706
Avalon at Stratford Green                         4,326        17,569            37        4,326          17,606        21,932
200 Arlington Place                               9,728        39,527           270        9,728          39,797        49,525
Avalon at Devonshire                              7,250        29,641           405        7,250          30,046        37,296
Avalon at Edinburgh                               3,541        14,758           177        3,541          14,935        18,476
Avalon at Town Centre                             3,450        14,449           205        3,450          14,654        18,104
Avalon at Town Square                             2,099         8,642           111        2,099           8,753        10,852
Avalon at Woodbury                                5,034        20,857            72        5,034          20,929        25,963
Avalon at Bear Creek                              6,786        27,035           616        6,786          27,651        34,437
Avalon Redmond Place                              4,558        17,504         3,927        4,558          21,431        25,989
Avalon Greenbriar                                 3,808        21,239        11,086        3,808          32,325        36,133
Avalon HighGrove                                  7,569        32,035            --        7,569          32,035        39,604
Avalon ParcSquare                                 3,789        15,093           143        3,789          15,236        19,025
Avalon RockMeadow                                 4,777        19,671             9        4,777          19,680        24,457
Avalon WildReed                                   4,253        18,676            21        4,253          18,697        22,950
Avalon Bellevue                                   6,664        23,908            --        6,664          23,908        30,572
Avalon Belltown                                   5,644        12,453            --        5,644          12,453        18,097
Avalon Wynhaven                                  11,412        41,142            --       11,412          41,142        52,554
Avalon Brandemoor                                 8,630        36,679            --        8,630          36,679        45,309
Avalon WildWood                                   6,268        26,597            --        6,268          26,597        32,865
Waterford                                        11,324        45,717         1,755       11,324          47,472        58,796
Avalon Fremont                                   15,016        60,681         1,235       15,016          61,916        76,932
Avalon Pleasanton                                11,610        46,552         1,678       11,610          48,230        59,840
Avalon Dublin                                     5,276        19,642         1,803        5,276          21,445        26,721
Avalon at Willow Creek                            6,581        26,583           813        6,581          27,396        33,977
Avalon at Union Square                            4,249        16,820           660        4,249          17,480        21,729
Crowne Ridge                                      5,982        16,885         8,002        5,982          24,887        30,869
Avalon at Sunset Towers                           3,561        21,321         3,241        3,561          24,562        28,123
Avalon at Nob Hill                                5,403        21,567           474        5,403          22,041        27,444

                                                             Total Cost,
                                                                Net of                           Year of
                                              Accumulated    Accumulated                       Completion /
                                              Depreciation   Depreciation    Encumbrances       Acquisition
                                              ------------   ------------    ------------       -----------
AutumnWoods                                        4,356          26,477              --           1996
Avalon at Fair Lakes                               2,691          20,779              --           1998
Avalon at Dulles                                   2,632           9,225          12,360           1986
Avalon at Providence Park                          1,446           9,853              --           1997
Avalon at Fox Mill                                 1,358          18,110              --           2000
Avalon at Decoverly                                5,412          26,272              --           1995
Avalon Knoll                                       2,208           6,309          13,193           1985
Avalon Fields I & II                               3,467          19,234          11,454           1998
Avalon Crossing                                    2,156          11,734              --           1996
4100 Massachusetts Avenue                          7,171          28,521              --           1982
Avalon at Arlington Square I                       1,222          68,149              --           2001
Avalon at Danada Farms                             4,206          34,161              --           1997
Avalon at West Grove                               3,349          26,357              --           1967
Avalon at Stratford Green                          2,424          19,508              --           1997
200 Arlington Place                                1,431          48,094              --         1987/2000
Avalon at Devonshire                               4,237          33,059          27,305           1988
Avalon at Edinburgh                                1,933          16,543              --           1992
Avalon at Town Centre                              2,062          16,042              --           1986
Avalon at Town Square                              1,250           9,602              --           1986
Avalon at Woodbury                                 1,805          24,158              --           1999
Avalon at Bear Creek                               3,459          30,978              --           1998
Avalon Redmond Place                               3,013          22,976              --          1991/97
Avalon Greenbriar                                  3,809          32,324          18,755          1987/88
Avalon HighGrove                                   1,277          38,327              --           2000
Avalon ParcSquare                                    852          18,173              --           2000
Avalon RockMeadow                                  1,124          23,333              --           2000
Avalon WildReed                                      995          21,955              --           2000
Avalon Bellevue                                      775          29,797              --           2001
Avalon Belltown                                      131          17,966              --           2001
Avalon Wynhaven                                    1,248          51,306              --           2001
Avalon Brandemoor                                  1,028          44,281              --           2001
Avalon WildWood                                      737          32,128              --           2001
Waterford                                          6,126          52,670          33,100          1985/86
Avalon Fremont                                     7,844          69,088              --          1992/94
Avalon Pleasanton                                  6,141          53,699              --          1988/94
Avalon Dublin                                      2,692          24,029              --          1989/97
Avalon at Willow Creek                             3,459          30,518              --          1985/94
Avalon at Union Square                             2,206          19,523              --          1973/96
Crowne Ridge                                       3,155          27,714              --          1973/96
Avalon at Sunset Towers                            3,418          24,705              --          1961/96
Avalon at Nob Hill                                 2,745          24,699          19,745          1990/95

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in thousands)



                                                     Initial Cost                                     Total Cost
                                               ------------------------                 --------------------------------------
                                                           Building /       Costs                      Building /
                                                        Construction in  Subsequent to              Construction in
                                                           Progress &    Acquisition /                 Progress &
                                                 Land     Improvements    Construction    Land       Improvements      Total
                                               --------   ------------    ------------  --------     ------------    ---------
Avalon at Diamond Heights                         4,726        19,130           428        4,726          19,558        24,284
Avalon Towers by The Bay                          9,155        57,630            41        9,155          57,671        66,826
Avalon at Cedar Ridge                             4,230         9,659        11,641        4,230          21,300        25,530
Avalon Foster City                                7,852        31,445         3,493        7,852          34,938        42,790
Avalon Pacifica                                   6,125        24,796           280        6,125          25,076        31,201
Avalon Silicon Valley                            20,713        99,304           789       20,713         100,093       120,806
Avalon at Blossom Hill                           11,933        48,313           490       11,933          48,803        60,736
Avalon Campbell                                  11,830        47,828           270       11,830          48,098        59,928
CountryBrook                                      9,384        34,794         3,599        9,384          38,393        47,777
Avalon at Pruneyard                               3,414        15,469        12,834        3,414          28,303        31,717
Avalon at Creekside                               6,546        26,301        10,119        6,546          36,420        42,966
Avalon at River Oaks                              8,904        35,126         1,550        8,904          36,676        45,580
Avalon at Parkside                                7,406        29,823           532        7,406          30,355        37,761
Avalon Mountain View                              9,755        39,393         1,112        9,755          40,505        50,260
San Marino                                        6,607        26,673           459        6,607          27,132        33,739
Avalon Sunnyvale                                  6,786        27,388           441        6,786          27,829        34,615
Avalon at Foxchase                               11,340        45,532         1,599       11,340          47,131        58,471
Fairway Glen                                      3,341        13,338           395        3,341          13,733        17,074
Avalon Cupertino                                  9,099        39,926            33        9,099          39,959        49,058
Avalon on the Alameda                             6,119        50,164           412        6,119          50,576        56,695
Avalon Rosewalk I & II                           15,814        62,028           268       15,814          62,296        78,110
Avalon Woodland Hills                            23,828        40,372         7,118       23,828          47,490        71,318
Avalon at Media Center                           22,483        28,104        24,444       22,483          52,548        75,031
Avalon Westside Terrace                           5,878        23,708         7,493        5,878          31,201        37,079
Avalon at Warner Center                           7,045        12,986         6,298        7,045          19,284        26,329
Avalon Huntington Beach                           6,663        21,647         8,816        6,663          30,463        37,126
Avalon at Pacific Bay                             4,871        19,745         7,243        4,871          26,988        31,859
Avalon at South Coast                             4,709        16,063         3,594        4,709          19,657        24,366
Avalon Santa Margarita                            4,607        16,911         2,052        4,607          18,963        23,570
Amberway                                         10,285         7,249         3,726       10,285          10,975        21,260
Avalon Laguna Niguel                                656        16,588         3,713          656          20,301        20,957
Avalon Newport                                    1,975         3,814         4,313        1,975           8,127        10,102
Avalon Mission Viejo                              2,517         9,257         1,165        2,517          10,422        12,939
Avalon at Mission Bay                             9,922        40,633        15,287        9,922          55,920        65,842
Avalon at Cortez Hill                             2,768        20,134        11,380        2,768          31,514        34,282
Avalon at Mission Ridge                           2,710        10,924         7,933        2,710          18,857        21,567
Avalon at Penasquitos Hills                       2,760         9,391         2,036        2,760          11,427        14,187
                                               --------    ----------      --------     --------      ----------    ----------
                                                748,232     3,259,510       266,664      748,232       3,526,174     4,274,406
                                               --------    ----------      --------     --------      ----------    ----------

                                                             Total Cost,
                                                                Net of                           Year of
                                              Accumulated    Accumulated                       Completion /
                                              Depreciation   Depreciation    Encumbrances       Acquisition
                                              ------------   ------------    ------------       -----------
Avalon at Diamond Heights                          2,476          21,808              --          1972/94
Avalon Towers by The Bay                           4,637          62,189              --           1999
Avalon at Cedar Ridge                              2,815          22,715              --          1975/97
Avalon Foster City                                 4,161          38,629              --          1973/94
Avalon Pacifica                                    3,120          28,081          16,505          1971/95
Avalon Silicon Valley                             12,372         108,434              --           1997
Avalon at Blossom Hill                             6,179          54,557              --           1995
Avalon Campbell                                    5,980          53,948          36,386           1995
CountryBrook                                       4,832          42,945          18,577          1985/96
Avalon at Pruneyard                                3,372          28,345          12,870          1966/97
Avalon at Creekside                                3,919          39,047              --          1962/97
Avalon at River Oaks                               4,665          40,915              --          1990/96
Avalon at Parkside                                 3,769          33,992              --          1991/96
Avalon Mountain View                               5,045          45,215          18,300           1986
San Marino                                         3,399          30,340              --          1984/88
Avalon Sunnyvale                                   3,467          31,148              --          1987/95
Avalon at Foxchase                                 5,938          52,533          26,400          1986/87
Fairway Glen                                       1,756          15,318           9,580           1986
Avalon Cupertino                                   5,163          43,895              --           1999
Avalon on the Alameda                              5,025          51,670              --           1999
Avalon Rosewalk I & II                             7,236          70,874              --           1997
Avalon Woodland Hills                              6,613          64,705              --          1989/97
Avalon at Media Center                             5,071          69,960              --          1969/97
Avalon Westside Terrace                            3,770          33,309              --          1966/97
Avalon at Warner Center                            2,546          23,783              --          1979/98
Avalon Huntington Beach                            4,273          32,853              --          1972/97
Avalon at Pacific Bay                              3,187          28,672              --          1971/97
Avalon at South Coast                              2,573          21,793              --          1973/96
Avalon Santa Margarita                             2,458          21,112              --          1990/97
Amberway                                           1,537          19,723              --          1983/98
Avalon Laguna Niguel                               2,747          18,210          10,400          1988/98
Avalon Newport                                     1,048           9,054              --          1956/96
Avalon Mission Viejo                               1,344          11,595           7,256          1984/96
Avalon at Mission Bay                              6,182          59,660              --          1969/97
Avalon at Cortez Hill                              3,201          31,081              --          1973/98
Avalon at Mission Ridge                            2,430          19,137              --          1960/97
Avalon at Penasquitos Hills                        1,469          12,718              --          1982/97
                                               ---------     -----------       ---------
                                                 435,090       3,839,316         447,769
                                               ---------     -----------       ---------

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in thousands)



                                                     Initial Cost                                     Total Cost
                                               ------------------------                 --------------------------------------
                                                           Building /       Costs                      Building /
                                                        Construction in  Subsequent to              Construction in
                                                           Progress &    Acquisition /                 Progress &
                                                 Land     Improvements    Construction    Land       Improvements      Total
                                               --------   ------------    ------------  --------     ------------    ---------
Development Communities
Avalon at Edgewater                               6,191        66,192            --        6,191          66,192        72,383
Avalon at Freehold                                2,124        29,618            --        2,124          29,618        31,742
Avalon on Stamford Harbor                            --        36,479            --           --          36,479        36,479
Avalon Towers on the Peninsula                       --        56,177            --           --          56,177        56,177
Avalon at Cahill Park                               392        32,354            --          392          32,354        32,746
Avalon Riverview                                     --        67,765            --           --          67,765        67,765
Avalon at Mission Bay North                          --        22,343            --           --          22,343        22,343
Avalon Oaks West                                     --        13,824            --           --          13,824        13,824
Avalon Ledges                                        --        22,134            --           --          22,134        22,134
Avalon Orchards                                      --        14,312            --           --          14,312        14,312
Avalon at Arlington Square II                        --        24,119            --           --          24,119        24,119
Avalon at Flanders Hill                              --        11,150            --           --          11,150        11,150
Avalon New Canaan                                    --        14,920            --           --          14,920        14,920
Avalon at Rock Spring                                --         5,171            --           --           5,171         5,171
Avalon at Gallery Place I                            --        17,711            --           --          17,711        17,711
                                              ---------   -----------     ---------    ---------     -----------   -----------
                                                  8,707       434,269            --        8,707         434,269       442,976
                                              ---------   -----------     ---------    ---------     -----------   -----------

Land held for development                        66,608            --            --       66,608              --        66,608
Corporate                                         1,571         8,242        44,066        1,571          52,308        53,879
                                              ---------   -----------     ---------    ---------     -----------   -----------
                                              $ 825,118   $ 3,702,021     $ 310,730    $ 825,118     $ 4,012,751   $ 4,837,869
                                              =========   ===========     =========    =========     ===========   ===========

                                                             Total Cost,
                                                                Net of                           Year of
                                              Accumulated    Accumulated                       Completion /
                                              Depreciation   Depreciation    Encumbrances       Acquisition
                                              ------------   ------------    ------------       -----------
Development Communities
Avalon at Edgewater                                  345          72,038              --            N/A
Avalon at Freehold                                    87          31,655              --            N/A
Avalon on Stamford Harbor                             --          36,479              --            N/A
Avalon Towers on the Peninsula                        --          56,177              --            N/A
Avalon at Cahill Park                                 11          32,735              --            N/A
Avalon Riverview                                      --          67,765              --            N/A
Avalon at Mission Bay North                           --          22,343              --            N/A
Avalon Oaks West                                      --          13,824              --            N/A
Avalon Ledges                                         --          22,134              --            N/A
Avalon Orchards                                       --          14,312              --            N/A
Avalon at Arlington Square II                         --          24,119              --            N/A
Avalon at Flanders Hill                               --          11,150              --            N/A
Avalon New Canaan                                     --          14,920              --            N/A
Avalon at Rock Spring                                 --           5,171              --            N/A
Avalon at Gallery Place I                             --          17,711              --            N/A
                                               ---------     -----------       ---------
                                                     443         442,533              --
                                               ---------     -----------       ---------

Land held for development                             --          66,608              --            N/A
Corporate                                         11,493          42,386              --            N/A
                                               ---------     -----------       ---------
                                               $ 447,026     $ 4,390,843       $ 447,769
                                               =========     ===========       =========

                           AVALONBAY COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in thousands)

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building - 30 years
Improvements, upgrades and FF&E - not to exceed 7 years

The aggregate cost of total real estate for Federal income tax purposes was approximately $4.8 billion at December 31, 2001.

The changes in total real estate assets for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                              Years ended December 31,
                                                       ----------------------------------------

                                                          2001          2000          1999
                                                       ------------  ------------  ------------
Balance, beginning of period                           $ 4,535,969   $ 4,266,426    $4,006,456
Acquisitions, Construction Costs and Improvements          496,908       393,359       519,381
Reclassification to investments in JV's                         --            --            --
Dispositions                                              (195,008)     (123,816)     (259,411)
                                                       ------------  ------------   -----------
Balance, end of period                                 $ 4,837,869   $ 4,535,969    $4,266,426
                                                       ============  ============   ===========


The changes in accumulated depreciation for the years ended December 31, 2001, 2000 and 1999, are as follows:

                                                               Years ended December 31,
                                                       ----------------------------------------

                                                          2001          2000          1999
                                                       ------------  ------------  ------------
Balance, beginning of period                             $ 336,010     $ 225,103     $ 137,374
Depreciation for period                                    126,984       119,416       107,928
Dispositions                                               (15,968)       (8,509)      (20,199)
                                                         ----------    ----------    ----------
Balance, end of period                                   $ 447,026     $ 336,010     $ 225,103
                                                         ==========    ==========    ==========