Form 10-Q
period 2002-03-31
AVALONBAY COMMUNITIES INC
filed 2002-05-15
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 1-12672

AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)
__________________

Maryland	77-0404318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2900 Eisenhower Avenue, Suite 300
Alexandria, Virginia 22314
(Address of principal executive offices, including zip code)

(703) 329-6300
(Registrant’s telephone number, including area code)

(Former name, if changed since last report)
__________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes            No

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

69,325,674 shares outstanding as of May 1, 2002

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	Page

	Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
	December 31, 2001 (audited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income
	(unaudited) for the three months ended March 31, 2002 and 2001	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months
	ended March 31, 2002 and 2001	3-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 2.	Changes in Securities	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits and Reports on Form 8-K	39-40

Signature		41

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3-31-02	12-31-01

	(unaudited)	(audited)
ASSETS
Real estate:
Land	$852,716	$825,118
Buildings and improvements	3,577,042	3,465,166
Furniture, fixtures and equipment	116,998	113,278

	4,546,756	4,403,562
Less accumulated depreciation	(480,971)	(447,026)

Net operating real estate	4,065,785	3,956,536
Construction in progress (including land)	414,387	434,307

Total real estate, net	4,480,172	4,390,843

Cash and cash equivalents	3,139	72,986
Cash in escrow	9,743	49,965
Resident security deposits	19,816	20,370
Investments in unconsolidated real estate joint ventures	14,669	15,066
Deferred financing costs, net	19,314	20,357
Deferred development costs, net	28,511	26,038
Participating mortgage notes	21,483	21,483
Prepaid expenses and other assets	42,583	47,181

Total assets	$4,639,430	$4,664,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,635,000	$1,635,000
Variable rate unsecured credit facility	—	—
Mortgage notes payable	423,925	447,769
Dividends payable	53,320	49,007
Payables for construction	45,440	43,656
Accrued expenses and other liabilities	46,877	51,052
Accrued interest payable	21,425	38,841
Resident security deposits	30,193	29,216

Total liabilities	2,256,180	2,294,541

Minority interest of unitholders in consolidated partnerships	71,799	55,193

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both March 31, 2002 and December 31, 2001; 9,567,700 shares issued and outstanding at both March 31, 2002 and December 31, 2001.	96	96
Common stock, $.01 par value; 140,000,000 shares authorized at both March 31, 2002 and December 31, 2001; 68,984,910 and 68,713,384 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively.	690	687
Additional paid-in capital	2,344,417	2,333,241
Deferred compensation	(10,593)	(7,489)
Dividends in excess of accumulated earnings	(16,096)	(3,497)
Accumulated other comprehensive loss	(7,063)	(8,483)

Total stockholders’ equity	2,311,451	2,314,555

Total liabilities and stockholders’ equity	$4,639,430	$4,664,289

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended

	3-31-02	3-31-01

Revenue:
Rental income	$155,179	$155,329
Management fees	388	331
Other income	4,537	97

Total revenue	160,104	155,757

Expenses:
Operating expenses, excluding property taxes	41,844	39,800
Property taxes	13,616	12,798
Interest expense	27,543	23,124
Depreciation expense	33,933	31,129
General and administrative	3,694	3,805

Total expenses	120,630	110,656

Equity in income of unconsolidated entities	567	106
Interest income	1,132	1,816
Minority interest in consolidated partnerships	(452)	(325)

Income before gain on sale of communities	40,721	46,698
Gain on sale of communities	—	4,901

Net income	40,721	51,599
Dividends attributable to preferred stock	(5,031)	(9,945)

Net income available to common stockholders	$35,690	$41,654

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	—	(6,412)
Unrealized gain (loss) on cash flow hedges	1,420	(1,681)

Other comprehensive income (loss)	1,420	(8,093)

Comprehensive income	$37,110	$33,561

Dividends declared per common share	$0.70	$0.64

Net income available to common stockholders:

Per common share — basic	$0.52	$0.62

Per common share — diluted	$0.51	$0.61

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended

	3-31-02	3-31-01

Cash flows from operating activities:
Net income	$40,721	$51,599
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	33,933	31,129
Amortization of deferred financing costs	968	760
Amortization of deferred compensation	990	434
Income allocated to minority interest in consolidated partnerships	452	325
Gain on sale of communities	—	(4,901)
Decrease (increase) in cash in operating escrows	438	(17)
Decrease (increase) in resident security deposits, accrued interest receivable on participating mortgage notes, prepaid expenses and other assets	2,679	(3,705)
Decrease in accrued expenses, other liabilities and accrued interest payable	(17,188)	(11,515)

Net cash provided by operating activities	62,993	64,109

Cash flows used in investing activities:
Purchase and development of real estate	(123,274)	(101,919)
Proceeds from sale of communities, net of selling costs	—	22,677
Increase in payables for construction	1,784	3,421
Decrease in cash in section 1031 exchange escrows	39,784	9,056
Decrease (increase) in investments in unconsolidated real estate joint ventures	397	(42)

Net cash used in investing activities	(81,309)	(66,807)

Cash flows from financing activities:
Issuance of common stock	5,091	9,037
Dividends paid	(49,007)	(47,572)
Issuance of secured mortgage notes payable	—	51,169
Repayments of notes payable	(23,844)	(8,949)
Refund (payment) of deferred financing costs	75	(155)
Contributions from (distributions to) minority partners	16,154	(415)

Net cash provided by (used in) financing activities	(51,531)	3,115

Net increase (decrease) in cash and cash equivalents	(69,847)	417

Cash and cash equivalents, beginning of period	72,986	57,234

Cash and cash equivalents, end of period	$3,139	$57,651

Cash paid during year for interest, net of amount capitalized	$42,875	$35,294

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the three months ended March 31, 2002:

•	129,924 shares of common stock were issued at a value of $6,100, of which 80% were restricted.

•	the Company recorded a reduction to other liabilities and a corresponding gain to Other comprehensive income of $1,420 to adjust the Company’s Swap Agreements (as defined in Note 5 of the notes to the Condensed Consolidated Financial Statements) to their fair value.

•	Common and preferred dividends declared but not paid totaled $53,320.

During the three months ended March 31, 2001:

•	762 units of limited partnership, valued at $36, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock. See Note 1 in the Condensed Consolidated Financial Statements for a description of DownREIT partnerships.

•	the Company recorded a liability and a corresponding charge to Other comprehensive loss of $8,093 to adjust the Company’s Swap Agreements (as defined in Note 5 of the notes to the Condensed Consolidated Financial Statements) to their fair value.

•	171,877 shares of common stock were issued at a value of $7,882, of which 80% were restricted.

•	Common and preferred dividends declared but not paid totaled $53,198.

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

At March 31, 2002, the Company owned or held a direct or indirect ownership interest in 127 operating apartment communities containing 37,348 apartment homes in eleven states and the District of Columbia, of which two communities containing 1,148 apartment homes were under reconstruction. In addition, the Company owned 16 communities with 4,565 apartment homes under construction and rights to develop an additional 33 communities that, if developed in the manner expected, will contain an estimated 9,495 apartment homes.

During the three months ended March 31, 2002:

•	The Company completed the development of Avalon Oaks West, a 120 apartment home community located in Wilmington, MA.
•	The Company commenced development of one community in the Southern California region, Avalon at Glendale Court, located in Glendale, California. The community is expected to contain 223 apartment homes with a projected total investment of approximately $40,400.
•	The Company commenced development of one community in the Mid-Atlantic region, Avalon at Grosvenor Station, located in Bethesda, Maryland. The community is expected to contain 499 apartment homes with a projected total investment of approximately $82,300.

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned partnerships and certain joint venture partnerships in addition to subsidiary partnerships structured as DownREITs. All significant intercompany balances and transactions have been eliminated in consolidation.

In each of the partnerships structured as DownREITs, either the Company or one of the Company’s wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the Company’s current common stock dividend per share. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of the Company’s common stock on the date of redemption. In lieu of a cash redemption of a limited partner’s unit, the Company may elect to acquire any unit presented for redemption for one share of common stock.

The Company has minority interest investments in five technology companies. The Company accounts for these unconsolidated entities in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company applies the equity method of accounting to its investment in Realeum, Inc., a company involved in the development and deployment of a property management and leasing automation system. The remaining investments are accounted for under the cost method of accounting. As of March 31, 2002, the aggregate carrying value of our investment in these four companies, net of an allowance of $934, was $4,421. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment.

Revenue Recognition

Rental income related to leases is recognized on an accrual basis when due from residents in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” In accordance with the Company’s standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the life of the lease — generally one year.

The following reconciles total revenue in conformity with GAAP to total revenue adjusted to state concessions on a cash basis for the three months ended March 31, 2002, and 2001.

	Three months ended

	3-31-02	3-31-01

Total revenue (GAAP basis)	$160,104	$155,757
Concessions amortized	1,835	531
Concessions granted	(2,828)	(667)

Total revenue adjusted to state concessions on a cash basis	$159,111	$155,621

Real Estate

Significant expenditures which improve or extend the life of an asset are capitalized. The operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during their development, redevelopment and acquisition. Expenditures for maintenance and repairs are charged to operations as incurred.

The Company’s policy with respect to capital expenditures is generally to capitalize only non-recurring expenditures. Improvements and upgrades are capitalized only if the item exceeds $15, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Purchases of personal property, such as computers and furniture, are capitalized only if the item is a new addition. The Company generally expenses purchases of personal property made for replacement purposes.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development of these communities is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. The accompanying Condensed Consolidated Financial Statements include a charge to expense to provide an allowance for unrecoverable deferred development costs related to pre-development communities that are unlikely to be developed.

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

If there is an event or change in circumstance that indicates an impairment in the value of a community, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If such carrying amounts are in excess of the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in 2002 or 2001 on any of its real estate.

Earnings per Common Share

In accordance with the provisions of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company’s earnings per common share are determined as follows:

	Three months ended

	3-31-02	3-31-01

Basic and Diluted shares outstanding
Weighted average common shares – basic	68,543,374	67,214,940
Weighted average DownREIT units outstanding	905,946	670,808
Effect of dilutive securities	1,172,533	1,379,999

Weighted average common shares and DownREIT units – diluted	70,621,853	69,265,747

Calculation of Earnings per Share – Basic
Net income available to common stockholders	$35,690	$41,654

Weighted average common shares – basic	68,543,374	67,214,940

Earnings per common share – basic	$0.52	$0.62

Calculation of Earnings per Share – Diluted
Net income available to common stockholders	$35,690	$41,654
Add: Minority interest of DownREIT unitholders in consolidated partnerships	405	391

Adjusted net income available to common stockholders	$36,095	$42,045

Weighted average common shares and DownREIT units – diluted	70,621,853	69,265,747

Earnings per common share – diluted	$0.51	$0.61

Certain options to purchase shares of common stock in the amounts of 18,269 and 14,500 were outstanding during the three months ended March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period.

Executive Separation Costs

In February 2001, the Company announced certain management changes including the departure of a senior executive who became entitled to severance benefits in accordance with the terms of his employment agreement with the Company. The Company recorded a charge of approximately $2,500 in the first quarter of 2001 related to the costs associated with such departure.

Recently Issued Accounting Standards

In August of 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement establishes accounting and reporting standards requiring that long-lived assets held for sale be classified as discontinued operations. These assets will continue to be measured at the lower of the carrying amount or the fair value less the cost to sell. Operations, including the gain or loss on sale, for both the current and prior periods shall be reported in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this pronouncement on January 1, 2002, as required, and the adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

2. Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $8,651 and $5,597 for the three months ended March 31, 2002 and 2001, respectively.

3. Notes Payable, Unsecured Notes and Credit Facility

Mortgage notes payable are collateralized by certain apartment communities. Mortgage notes payable, excluding a short-term construction loan, mature at various dates from May 2004 through February 2041. The weighted average interest rate of the Company’s variable rate notes and unsecured credit facility, including the effect of certain financing related fees, was 2.9% at March 31, 2002. The weighted average interest rate of the Company’s fixed rate mortgage notes (conventional and tax-exempt) was 6.7% at March 31, 2002. The Company’s notes payable, unsecured notes payable and credit facility are summarized as follows:

	3-31-02	12-31-01

Fixed rate unsecured notes	$1,635,000	$1,635,000
Fixed rate mortgage notes payable — conventional and tax-exempt (1)	321,683	322,495
Variable rate mortgage notes payable — tax-exempt	67,960	67,960

Total notes payable and unsecured notes	2,024,643	2,025,455

Variable rate secured short term construction loan	34,282	57,314
Variable rate unsecured credit facility	—	—

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,058,925	$2,082,769

(1)	Includes approximately $167,000 of variable rate notes in both periods effectively fixed through swap agreements, as described in Note 5.

Scheduled payments and maturities of notes payable and unsecured notes are as follows:

	Secured notes	Secured notes	Unsecured notes	Interest rate of
Year	payments	maturities	maturities	unsecured notes

2002	$2,486	$34,282	$100,000	7.375%
2003	$3,538	—	$50,000	6.250%
			$100,000	6.500%
2004	$3,653	$24,106	$125,000	6.580%
2005	$3,705	—	$100,000	6.625%
			$50,000	6.500%
2006	$3,971	—	$150,000	6.800%
2007	$4,257	$35,980	$110,000	6.875%
2008	$4,565	—	$50,000	6.625%
			$150,000	8.250%
2009	$4,895	$10,400	$150,000	7.500%
2010	$5,246	—	$200,000	7.500%
2011	$5,626	—	$300,000	6.625%
Thereafter	$219,655	$57,560	—

	$261,597	$162,328	$1,635,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

The Company has a $500,000 variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks, which had zero outstanding on March 31, 2002. Under the terms of the unsecured credit facility, if the Company elects to increase the facility up to $650,000, the consortium of banks cannot prohibit such an increase of the facility and the increased lending commitment could be provided by one or more banks (from the consortium or otherwise) at their election; such an increase in the facility will only be effective to the extent banks (from the consortium or otherwise) choose to commit to lend additional funds. The unsecured credit facility bears interest at a spread over the London Interbank Offered Rate (“LIBOR”) based on rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.60% per annum (2.48% on March 31, 2002). In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $400,000. The Company is subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein. The existing facility matures in May 2005 after application of a one-year renewal option by the Company.

4. Stockholders Equity

The following summarizes the changes in stockholders’ equity for the three months ended March 31, 2002:

					Dividends in	Accumulated
			Additional		excess of	other
	Preferred	Common	paid-in	Deferred	accumulated	comprehensive	Stockholders'
	Stock	Stock	capital	compensation	earnings	income	equity

Stockholders’ equity, December 31, 2001	$96	$687	$2,333,241	$(7,489)	$(3,497)	$(8,483)	$2,314,555

Net income	—	—	—	—	40,721	—	40,721
Unrealized loss on cash flow hedges	—	—	—	—	—	1,420	1,420
Dividends declared to common and preferred stockholders	—	—	—	—	(53,320)	—	(53,320)
Issuance of Common Stock	—	3	11,176	(4,094)	—	—	7,085
Amortization of deferred compensation	—	—	—	990	—	—	990

Stockholders’ equity, March 31, 2002	$96	$690	$2,344,417	$(10,593)	$(16,096)	$(7,063)	$2,311,451

During the three months ended March 31, 2002, the Company issued 146,197 shares of common stock in connection with stock options exercised and 129,924 shares in connection with stock grants to employees of which 80% are restricted and of which 4,595 shares were withheld to satisfy the employees’ tax withholding liabilities related to the vesting of restricted stock in the three months ended March 31, 2002.

Dividends per common share for the three months ended March 31, 2002 and 2001 were $0.70 and $0.64, respectively. In the three months ended March 31, 2002 and 2001, average dividends per preferred share were $0.53 and $0.54, respectively.

5. Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133,” was adopted by the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that a change in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recorded through the income statement. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in Other comprehensive income. For hedges where the changes in the fair value of the derivative exceeds the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings.

The Company has historically used interest rate swap agreements (the “Swap Agreements”) to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt. The Swap Agreements are not held for trading or other speculative purposes. As of March 31, 2002, the effect of these Swap Agreements is to fix $166,952 of the Company’s tax-exempt debt at a weighted average interest rate of 6.0% with an average maturity of 4.2 years. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk.

The credit risk is the risk of a counterparty not performing under the terms of the Swap Agreement. The counterparties to these Swap Agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. The Company monitors the credit ratings of counterparties and the amount of the Company’s debt subject to Swap Agreements with any one party. Therefore, the Company believes the likelihood of realizing material losses from counterparty non-performance is remote.

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

The Company has determined that its Swap Agreements qualify as effective cash-flow hedges under SFAS No. 133. When entering into hedging transactions, the Company documents the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy. The Company assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting cash flows of hedged items. In accordance with SFAS No. 133, the Company records all changes in the fair value of the Swap Agreements in Other comprehensive income. Amounts recorded in Other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. For example, the reduction in fair value on a cash flow hedge due to the periodic payment of interest under the Swap Agreements is recorded in earnings each period. The combination of this expense with the lower interest expense the Company expects to pay on the underlying floating rate debt should result in overall interest expense equal to the contractually fixed amount resulting from the fixed rate swaps. In all situations where hedge accounting is discontinued, the derivative will be carried at fair value with changes in its fair value recognized in income. Upon the termination of a hedging relationship, the amount in Other comprehensive income will be amortized over the remaining life of the hedged cash flows.

At January 1, 2001, in accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect adjustment of $6,412 to Other comprehensive loss to recognize at fair value all of the derivatives that are designated as cash flow hedging instruments. Through March 31, 2001, the Company recorded additional unrealized losses to Other comprehensive loss of $2,209 to adjust the Swap Agreements to their fair value. In connection with the sale of a community during the first quarter of 2001, a Swap Agreement with a fair value of $528 was transferred to the new owner. For the first quarter of 2002, the Company recorded unrealized gains to Other comprehensive income of $1,420 to adjust the Swap Agreements to their fair value. Hedge ineffectiveness did not have a material impact on earnings and the Company does not anticipate that it will have a material effect in the future. The fair value of the obligations under the Swap Agreements are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.

6. Investments in Unconsolidated Real Estate Entities

The Company accounts for investments in unconsolidated real estate entities in accordance with Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures” and APB Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. At March 31, 2002, the Company accounted for three unconsolidated real estate entities under the equity method of accounting and one unconsolidated real estate entity under the cost method of accounting. The Company’s investments in these unconsolidated real estate entities as of March 31, 2002 consisted of:

•	a 50% limited liability company membership interest in a limited liability company that owns the Falkland Chase community;
•	a 49% general partnership interest in a partnership that owns the Avalon Run community;
•	a 50% limited liability company membership interest in a limited liability company that owns the Avalon Grove community; and
•	a 50% limited liability company membership interest in a limited liability company that owns the Avalon Terrace community.

The following is a combined summary of the financial position of these entities as of the dates presented:

	(Unaudited)

	3-31-02	12-31-01

Assets:
Real estate, net	$158,623	$151,590
Other assets	7,655	10,971

Total assets	$166,278	$162,561

Liabilities and partners’ equity:
Mortgage notes payable	$47,195	$47,195
Other liabilities	11,263	10,040
Partners’ equity	107,820	105,326

Total liabilities and partners’ equity	$166,278	$162,561

The following is a combined summary of the operating results of these entities for the periods presented:

	Three months ended
	(unaudited)

	3-31-02	3-31-01

Rental income	$7,079	$5,860
Other income	30	15
Operating and other expenses	(2,199)	(1,641)
Mortgage interest expense	(538)	(202)
Depreciation expense	(1,195)	(758)

Net income	$3,177	$3,274

The Company also holds a 25% limited liability company membership interest in the limited liability company that owns Avalon on the Sound, which is presented on a consolidated basis in the financial statements in accordance with GAAP due to the Company’s control over that entity.

7. Communities Held for Sale

The Company has a policy of disposing of assets that are not consistent with its long-term investment criteria when market conditions are favorable. In connection with this strategy, the Company solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal. During the three months ended March 31, 2002, the Company did not sell any communities. The Company sold one community containing 226 homes for net proceeds of $14,500 during the three months ended March 31, 2001.

The Company’s Condensed Consolidated Statements of Operations and Comprehensive Income include net income of the communities held for sale at March 31, 2001 of $4,044 for the three months ended March 31, 2001. There were no communities held for sale as of March 31, 2002, however, the Company will continue to evaluate market conditions and may dispose of communities in an effort to optimize its concentration of assets when conditions are favorable.

8. Segment Reporting

The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities. Annually on January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification throughout the year for the purpose of reporting segment operations.

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and costs as of the beginning of the prior year. These communities are divided into geographic regions. For the year 2002, the Established Communities were communities that had stabilized occupancy and costs as of January 1, 2001. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized includes all other completed communities that have stabilized occupancy, as defined above, and communities held for sale.

•	Development/Redevelopment consists of communities that are under construction and have not received a final certificate of occupancy and communities where substantial redevelopment is in progress or is planned to take place during the current year.

The primary financial measure for Established and Other Stabilized Communities is Net Operating Income (“NOI”), which represents total revenue less operating expenses and property taxes. The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

	(Dollars in thousands)

	Total	Net operating	% NOI change from	Gross
	revenue	income	prior year period	real estate

For the three months ended 3-31-02
Established
Northeast	$38,548	$27,600	(1.9%)	$839,071
Mid-Atlantic	19,612	14,405	1.6%	422,054
Midwest	8,484	5,049	(1.5%)	250,467
Pacific Northwest	2,732	1,662	(12.0%)	96,559
Northern California	39,434	29,999	(15.5%)	1,337,566
Southern California	11,878	8,523	2.9%	339,831

Total Established	120,688	87,238	(6.3%)	3,285,548

Other Stabilized	27,066	20,246	n/a	717,969
Development / Redevelopment (1)	12,350	5,980	n/a	858,341
Land held for future development	n/a	n/a	n/a	70,202
Non-allocated	n/a	n/a	n/a	29,083

Total AvalonBay	$160,104	$113,464	0.2%	$4,961,143

For the three months ended 3-31-01

Established
Northeast	$27,706	$19,971	8.0%	$569,477
Mid-Atlantic	19,995	14,708	8.4%	436,110
Midwest	5,275	3,195	2.3%	144,368
Pacific Northwest	1,713	1,296	8.2%	60,346
Northern California	40,663	32,210	22.2%	1,212,998
Southern California	10,391	7,478	13.9%	294,073

Total Established	105,743	78,858	13.8%	2,717,372

Other Stabilized	39,712	28,115	n/a	1,194,363
Development / Redevelopment	10,302	6,233	n/a	622,149
Land held for future development	n/a	n/a	n/a	59,503
Non-allocated	n/a	n/a	n/a	25,666

Total AvalonBay	$155,757	$113,206	16.9%	$4,619,053

(1)	Includes revenue of $3,700 which represents recognition of an additional portion of business interruption insurance proceeds related to the Avalon at Edgewater insurance settlement.

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

Operating expenses as reflected on the Condensed Consolidated Statements of Operations and Comprehensive Income include $8,820 and $10,047 for the three months ended March 31, 2002 and 2001, respectively, of property management overhead costs that are not allocated to individual communities. These costs are not reflected in NOI as shown in the above tables.

9. Related Party Arrangements

Purchase of Mortgage Loan

An executive officer and former executive officer of the Company are partners of an entity that is the general partner of Arbor Commons Associates Limited Partnership (“Arbor Commons Associates”). Concurrently with the initial public offering in November 1993 of Avalon Properties, Inc. (“Avalon”), a predecessor entity, Avalon purchased an existing participating mortgage loan made to Arbor Commons Associates that was originated by CIGNA Investments, Inc. The mortgage loan is secured by the borrower’s interests in the Avalon Arbor community. This loan accrues interest at a fixed rate of 10.2% per annum, payable at 9.0% per annum. The balance of the note receivable at both March 31, 2002 and 2001 was $21,483. The balance of accrued interest on the note receivable as of March 31, 2002 and 2001, respectively, was $5,429 and $4,629. Related interest income of $773 and $754 was recorded for the three months ended March 31, 2002, and 2001, respectively. Under the terms of the loan, the Company (as successor to Avalon) receives (as contingent interest) 50% of the cash flow after the 10.2% accrual rate is paid and 50% of the residual profits upon the sale of the community.

Sublease of San Jose Office Space to Greenbriar Homes

From September 1, 1999 to August 31, 2001, the Company subleased approximately 8,500 square feet of space in its San Jose office to Greenbriar Homes, for approximately $21 per month. A director of the Company holds a controlling interest in Greenbriar Homes. The lease has expired and Greenbriar no longer subleases office space from the Company.

Unconsolidated entities

The Company manages several unconsolidated real estate joint venture entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $264 and $249 in the three months ended March 31, 2002 and 2001, respectively.

Indebtedness of Management

The Company has adopted a recourse loan program under which the Company lends amounts to or on behalf of employees (“Stock Loans”) equivalent to the estimated employees’ tax withholding liabilities related to the vesting of restricted stock under the 1994 Plan. The principal balance outstanding under the Stock Loans to employees was $1,945 and $1,133 as of March 31, 2002 and December 31, 2001, respectively. The balance of accrued interest on the notes receivable was $6 and $100 as of March 31, 2002 and December 31, 2001, respectively. Interest income on the notes of $22 and $18 was recorded for the three months ended March 31, 2002 and 2001, respectively.

Pursuant to a Promissory Note and Pledge and Security Agreement dated June 15, 2000, the Company advanced a senior officer $457. Until the fifth anniversary of this loan, the loan bears interest at the rate of 6.49%, which was the Long Term Applicable Federal Rate in effect at the time the loan was made. After the fifth anniversary, the loan will bear interest at 6.49%, or, if the prevailing Short Term Applicable Federal Rate then in effect is greater than 10.49% or less than 2.49%, then at the prevailing Short Term Applicable Federal Rate thereafter in effect from time to time. This is a full recourse loan, and in addition is secured by Common Stock and rights to employee stock options owned by the officer. Dividends on the Common Stock securing the loan are applied to payment of interest and principal on the loan. The outstanding balance of the loan, including accrued interest, was $421 and $428 as of March 31, 2002 and December 31, 2001, respectively. Interest income of $7 relating to the loan was recorded for both the three months ended March 31, 2002 and 2001. If this loan is not repaid in full by June 15, 2005, then at any time thereafter the Company in its sole discretion may demand repayment. In addition, the officer will be required to repay the loan in full within sixty days following his termination of employment with the Company for any reason.

Consulting Agreement with Mr. Meyer

In March 2000, the Company and Gilbert M. Meyer announced that Mr. Meyer would retire as Executive Chairman of the Company in May 2000. Although Mr. Meyer ceased his day-to-day involvement with the Company as an executive officer, he continues to serve as a director. In addition, pursuant to a consulting agreement, Mr. Meyer agreed to serve as a consultant to the Company for three years following his retirement for an annual fee of $1,395. In such capacity he assists with respect to transitional matters that may arise in connection with his retirement, he responds to requests for assistance or information concerning business matters with which he became familiar while employed, and he provides business advice and counsel to the Company with respect to business strategies and acquisitions, dispositions, development and redevelopment of multifamily rental properties.

Director Compensation

A director of the Company who is also an employee receives no additional compensation for his services as a director. Under the Stock Incentive Plan, on the fifth business day following each annual meeting of stockholders, each of the Company’s non-employee directors automatically receives options to purchase 7,000 shares of Common Stock at the last reported sale price of the Common Stock on the NYSE on such date, and a restricted stock (or deferred stock award) grant of 2,500 shares of Common Stock. Subject to accelerated vesting under certain limited circumstances, all of such stock options will become exercisable one year after the date of grant and will expire ten years after the date of grant, and such shares of restricted stock (or deferred stock awards) granted to non-employee directors will vest at the rate of 20% on the date of issuance and on each of the first four anniversaries of the date of issuance. If a director elects to receive a deferred stock award in lieu of restricted stock, then at the time of such election, the director also elects at what time in the future he or she will receive shares of stock in respect of the vested portion of the deferred stock award. The Company recorded compensation expense relating to these awards in the amount of $175 and $129 in the three months ended March 31, 2002 and 2001, respectively. Deferred compensation relating to the Board of Directors was $613 and $688 on March 31, 2002 and December 31, 2001, respectively.

10. Subsequent Events

In April 2002, the Company acquired land through the formation of a DownREIT partnership and cash of $4,781. The Company issued 102,756 units of limited partnership in the DownREIT partnership valued at $5,000. The land parcel is located in Newton, Massachusetts and the Company expects to develop a new community containing 294 apartment homes on this parcel.

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

You should read our Condensed Consolidated Financial Statements and notes included in this report in conjunction with the following discussion. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements, and you should not rely upon them after the date of this report.

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

We believe apartment communities present an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand over a real estate cycle. Short-term supply-demand imbalances do occur, however, especially during a cyclical downturn. A number of our markets are experiencing economic contraction as job losses have exceeded the national average during the current recession. We do not expect conditions to improve materially until 2003. With our in-house capabilities and expertise, we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in our target markets. Our ability to identify or pursue attractive opportunities, however, is affected by capital market conditions, including prevailing interest rates, and by the availability of attractively priced opportunities. Given current capital market and real estate market conditions, we are carefully considering the appropriate allocation of capital investment among development and redevelopment communities as well as the acquisition of established communities. We intend to pursue these investments in markets where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years. See “Liquidity and Capital Resources” and “Future Financing and Capital Needs.”

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development, and land or land options held for development. The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and costs as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category annually on January 1st of each year and maintain that classification throughout the year. For the year 2002, the Established Communities were communities that had stabilized occupancy and costs as of January 1, 2001. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% occupancy or (ii) the one year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities are all other completed communities that have stabilized occupancy and are not conducting or planning redevelopment activities. Other Stabilized Communities therefore include communities that were either acquired or achieved stabilization after January 1, 2001 and that were not conducting or planning to start redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to take place during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5,000,000 or 10% of the community’s acquisition cost.

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

On March 31, 2002, we owned or had an ownership interest in these categories as follows:

	Number of	Number of
	communities	apartment homes

Current Communities

Established Communities:
Northeast	27	7,196
Mid-Atlantic	18	5,154
Midwest	9	2,624
Pacific Northwest	3	907
Northern California	29	8,601
Southern California	11	3,404

Total Established	97	27,886

Other Stabilized Communities:
Northeast	8	2,121
Mid-Atlantic	3	1,268
Midwest	—	—
Pacific Northwest	8	2,152
Northern California	1	288
Southern California	5	1,853

Total Other Stabilized	25	7,682

Lease-Up Communities	3	632

Redevelopment Communities	2	1,148

Total Current Communities	127	37,348

Development Communities	16	4,565

Development Rights	33	9,495

We did not acquire or dispose of any communities between March 31, 2002 and May 1, 2002. As of May 1, 2002, our 127 apartment home communities consisted of 37,348 apartment homes. Of those communities, we owned:

•	a fee simple, or absolute, ownership interest in 104 operating communities, one of which is on land subject to a 149 year land lease;

•	a general partnership interest in two partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest in four partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 17 communities;

•	a membership interest in two limited liability companies that each hold a fee simple interest in an operating community;

•	a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community; and

•	a membership interest in a limited liability company that holds a fee simple interest in one Redevelopment Community.

We also hold a fee simple ownership interest in 13 of the Development Communities, membership interests in a partnership and a limited liability company that each hold a fee simple interest in a Development Community and a general partnership interest in a partnership structured as a “DownREIT” that owns one community.

In each of the five partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the current AvalonBay common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption. In lieu of cash, we may elect to acquire any unit presented for redemption for one share of our common stock. As of March 31, 2002, there were 905,946 units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

We elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and we have not revoked that election. We were incorporated under the laws of the State of California in 1978, and we were reincorporated in the State of Maryland in July 1995. Our principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia, 22314, and our telephone number at that location is (703) 329-6300. We also maintain regional offices and administrative or specialty offices in or near the following cities:

•	Boston, Massachusetts;

•	Chicago, Illinois;

•	Newport Beach, California;

•	New York, New York;

•	San Jose, California;

•	Seattle, Washington;

•	Wilton, Connecticut; and

•	Woodbridge, New Jersey

Recent Developments

Development and Redevelopment Activities. During the three months ended March 31, 2002, we completed the development of one community, Avalon Oaks West, located in the Boston, Massachusetts area. This community, containing 120 apartment homes, was completed for a total investment of $17,400,000. We also completed the redevelopment of Avalon at Media Center, located in Burbank, California. This community, containing 748 apartment homes, was completed for a total investment in redevelopment of $76,100,000 (including $55,300,000 of acquisition cost).

During the three months ended March 31, 2002, we commenced the development of two communities, Avalon at Grosvenor Station (located in North Bethesda, Maryland) and Avalon at Glendale Court (located in Glendale, California). When completed, these communities are expected to contain a total of 722 apartment homes with a projected total investment of $122,700,000.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations. See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Results of Operations and Funds From Operations

A comparison of our operating results for the three months ended March 31, 2002 and March 31, 2001 follows (dollars in thousands):

	For the three months ended

	3-31-02	3-31-01	$ Change	% Change

Revenue:
Rental income	$155,179	$155,329	$(150)	(0.1%)
Management fees	388	331	57	17.2%
Other income	4,537	97	4,440	4,577.3%

Total revenue	160,104	155,757	4,347	2.8%

Expenses:
Operating expenses, excluding property taxes	41,844	39,800	2,044	5.1%
Property taxes	13,616	12,798	818	6.4%

Total operating expenses	55,460	52,598	2,862	5.4%

Net Operating Income	104,644	103,159	1,485	1.4%

Interest expense	27,543	23,124	4,419	19.1%
Depreciation expense	33,933	31,129	2,804	9.0%
General and administrative	3,694	3,805	(111)	(2.9%)

Total other expenses	65,170	58,058	7,112	12.2%

Equity in income of unconsolidated entities	567	106	461	434.9%
Interest income	1,132	1,816	(684)	(37.7%)
Minority interest of unitholders in consolidated partnerships	(452)	(325)	(127)	39.1%

Income before gain on sale of communities	40,721	46,698	(5,977)	(12.8%)
Gain on sale of communities	—	4,901	(4,901)	(100.0%)

Net income	40,721	51,599	(10,878)	(21.1%)
Preferred dividends	(5,031)	(9,945)	4,914	(49.4%)

Net income available to common stockholders	$35,690	$41,654	$(5,964)	(14.3%)

Net income available to common stockholders decreased $5,964,000 (14.3%) to $35,690,000 for the three months ended March 31, 2002 compared to $41,654,000 for the same period in the preceding year. The decrease in net income is primarily attributable to the absence of asset sales in the three months ended March 31, 2002 and an increase in depreciation expense.

Net operating income (“NOI”) increase of $1,485,000 for the three months ended March 31, 2002 as compared to the same period of 2001 consists of changes in the following categories:

2002 NOI
Increase (Decrease)

Established Communities	$(5,890,000)
Other Stabilized Communities	6,644,000
Communities sold	(4,707,000)
Development and Redevelopment Communities	4,211,000
Central operating overhead decrease	1,227,000

Total net operating income increase	$1,485,000

The net operating income decreases in Established Communities were largely due to the effects of the national recession and to the relatively high occupancy and market rents experienced in certain of our submarkets in 2001. Although the nation as a whole appears to have begun recovering from the recession, improvement in the job loss rate in our markets has lagged behind that of the nation. Uncharacteristically strong single family home sales during this recession, partially fueled by a low mortgage rate environment, have aggravated a weak demand environment. We expect to continue to experience weak demand during the next two quarters with modest improvement in demand in the fourth quarter 2002 or first quarter 2003, although no assurances regarding this projection can be given. The decline in NOI from Established Communities is expected to be particularly apparent in the next quarter compared to the prior year quarter, as the second quarter of 2001 had an exceptionally high rate of NOI growth.

Rental income decreased primarily due to a decrease in occupancy.

Overall Portfolio – The weighted average number of occupied apartment homes decreased to 33,205 apartment homes for the three months ended March 31, 2002 compared to 34,401 apartment homes for the same period in 2001. This change is primarily the result of occupancy declines related to the national recession. The weighted average monthly revenue per occupied apartment home increased to $1,557 in the three months ended March 31, 2002 compared to $1,504 for the same period in 2001.

Established Communities – Rental revenue decreased $5,106,000 (4.1%) for the three months ended March 31, 2002 compared to the same period of 2001. The decrease in 2002 is primarily due to declining occupancy. For the three months ended March 31, 2002, the weighted average monthly revenue per occupied apartment home increased $2 (0.1%) to $1,554 compared to $1,552 for the same period of the preceding year. The average economic occupancy decreased from 97.0% for the three months ended March 31, 2001 to 92.8% for the three months ended March 31, 2002. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied units at contract rates and vacant units at market rents.

Although most of our markets have been affected by the current recession, we have observed the most significant declines in market rents and occupancy in certain Northern California and Northeast sub-markets. The Northern California and Northeast regions account for approximately 32.7% and 31.9% of current Established Community rental revenue, respectively. The declines in rents and occupancy in

Northern California is partially related to volatility in the technology sector that comprises a significant portion of the area’s economy. The decline in the Northeast is primarily the result of job losses in the financial services sector and, with respect to our communities in Northern New Jersey, the disruption of certain transportation nodes adjacent to or located at the former World Trade Center.

Economic occupancy decreased in the Northern California region, from 96.7% for the three months ended March 31, 2001 to 92.0% for the same period of 2002. Economic occupancy decreased in the Northeast region, from 97.9% for the three months ended March 31, 2001 to 93.0% for the same period of 2002. Our largest declines in average occupancy from the fourth quarter of 2001 to the first quarter of 2002 were also in the Northeast. In addition, we have experienced decreases in occupancy related to our corporate and furnished apartment homes throughout our portfolio, partially due to reduced business travel. We continue to manage our exposure in the corporate apartment home market, which has fallen from a peak of approximately 7.0% in 2001 to approximately 4.0% of our current portfolio at quarter end.

Other income increased in the first quarter of 2002 primarily due to the recognition of an additional $3,700,000 in business interruption insurance related to the Edgewater insurance claim which is expected to be settled later this year. In addition, we recognized $711,000 in construction management fees in connection with the redevelopment of a community owned by a limited liability company in which we have a membership interest.

Operating expenses, excluding property taxes increased primarily due to increases in insurance, marketing and abandoned pursuits, offset by a decline in executive separation costs. Insurance expense has increased over the past two years, particularly during 2001 as the insurance and reinsurance markets deteriorated, resulting in higher insurance costs for the entire real estate sector. Our insurance costs increased significantly upon the renewal of our general liability policy on August 1, 2001 and our property coverage on November 1, 2001. In addition, abandoned pursuit costs increased $400,000 compared to the same period of 2001 related to development rights which may not be developed as planned. A decrease in executive separation costs recognized in the first quarter of 2001 due to the departure of a senior executive partially offset the overall increase in operating expenses.

For Established Communities, operating expenses, excluding property taxes and unallocated overhead expenses, increased $541,000 (2.5%) to $22,493,000 compared to $21,952,000 for the same period of 2001. This increase is primarily due to the increases in insurance and marketing expenses discussed above.

Property taxes increased due to higher assessments and the addition of newly developed and redeveloped apartment homes. Property taxes on Development and Redevelopment Communities are capitalized while the community is under construction. We begin to expense these costs as homes within the community receive a certificate of occupancy.

For Established Communities, property taxes increased $247,000 (2.3%) for the three months ended March 31, 2002 compared to the same period of 2001. These increases are primarily due to higher assessments throughout all regions.

Interest expense increased primarily due to the issuance of $300,000,000 of unsecured notes in September 2001. We expect to issue $200,000,000 or more of unsecured debt later this year, of which $100,000,000 will be used to refinance maturing unsecured debt.

Depreciation expense increased primarily related to acquisitions and completion of development or redevelopment activities. We expect depreciation expense to continue to increase during 2002 as we complete additional development communities.

General and administrative decreased primarily due to a decrease in consulting expense and a reduction in compensation expense due to the retirement of a senior executive in the fourth quarter of 2001.

Equity in income of unconsolidated entities increased primarily due to the absence in 2002 of a $310,000 valuation allowance recorded in the first quarter of 2001 for an investment in a technology company accounted for under the cost method.

Interest income decreased due to lower average cash balances invested.

Gain on sale of communities decreased $4,901,000 or 100.0% for the three months ended March 31, 2002 compared to the same period of 2001 due to the lack of asset sales in the first quarter of 2002. Gains on the sale of communities are the result of our strategy to sell communities that do not meet our long-term strategic objectives and redeploy the proceeds to current Development and Redevelopment Communities. The amount of gains realized depend on many factors, including the number of communities sold, the size and carrying value of those communities, and the market conditions in the local area. We expect a continued decrease of our disposition activity compared to recent years.

Funds from Operations

We consider Funds from Operations (“FFO”) to be an appropriate supplemental measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures. We believe that to understand our operating results, FFO should be examined with net income as presented in the Condensed Consolidated Statements of Operations and Comprehensive Income included elsewhere in this report. FFO is determined in accordance with a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts®, and is defined as:

•	net income or loss computed in accordance with generally accepted accounting principles (“GAAP”), except that excluded from net income or loss are gains or losses on sales of property and extraordinary gains or losses (as defined by GAAP);

•	plus depreciation of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures.

FFO does not represent cash generated from operating activities in accordance with GAAP. Therefore it should not be considered an alternative to net income as an indication of our performance. FFO should also not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. Further, FFO as calculated by other REITs may not be comparable to our calculation of FFO. The following is a reconciliation of net income to FFO and a presentation of GAAP based cash flow metrics:

	For the three months ended
	(dollars in thousands)

Funds from Operations	3-31-02	3-31-01

Net income	$40,721	$51,599
Preferred dividends	(5,031)	(9,945)
Depreciation — real estate assets	33,294	30,294
Joint venture adjustments	321	261
Minority interest expense	405	391
Gain on sale of communities	—	(4,901)

Funds from Operations	$69,710	$67,699

GAAP based Cash Flow Metrics

Net cash provided by operating activities	$62,994	$64,109

Net cash used in investing activities	$(81,309)	$(66,807)

Net cash provided by (used in) financing activities	$(51,532)	$3,115

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

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. For Established and Other Stabilized Communities, we recorded non-revenue generating capitalized expenditures of approximately $50 per apartment home in the three months ended March 31, 2002. The average maintenance expense, including carpet and appliance replacements, related to these communities was $271 per apartment home for the three months ended March 31, 2002 and $275 for the same period in 2001. We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases.

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

Cash and cash equivalents totaled $3,139,000 on March 31, 2002, a decrease of $69,847,000 from $72,986,000 on December 31, 2001. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included in this report.

Operating Activities – Net cash provided by operating activities of $62,994,000 was primarily due to operating income from our portfolio of communities.

Investing Activities – Net cash used in investing activities of $81,309,000 in the three months ended March 31, 2002 related to investments in assets through development and redevelopment of apartment communities.

During the three months ended March 31, 2002, we invested $123,274,000 in the purchase and development of real estate.

•	We began the development of two new communities. These communities are expected to contain a total of 722 apartment homes upon completion, and the total investment, including land acquisition costs, is projected to be approximately $122,700,000. We also completed the development of one new community containing a total of 120 apartment homes for a total investment of $17,400,000.

•	We completed the redevelopment of one community containing 748 apartment homes for a total investment in redevelopment (i.e. excluding acquisition costs) of $20,800,000.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with expectations. See “Risks of Development and Redevelopment” included elsewhere in this report for our discussion of these and other risks inherent in developing or redeveloping communities.

Financing Activities – Net cash used in financing activities totaled $51,532,000 for the three months ended March 31, 2002, primarily due to the payment of dividends.

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

One of our principal long-term liquidity needs is the repayment of medium and long-term debt at the time at which such debt matures. For unsecured notes, we anticipate that no significant portion of the principal of these notes will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness, it will be necessary for us to refinance this debt. This refinancing may be accomplished by additional debt financing that is collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. We also anticipate having significant retained cash flow in each year so that when a debt obligation matures, some or all of each maturity can be satisfied from this retained cash. Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

Capital Resources. We intend to match the long-term nature of our real estate assets with long-term cost- effective capital to the extent permitted by prevailing market conditions. Since January 1, 2000, external sources of debt capital used to fund investment activities totaled $650,000,000, representing public sales of ten-year unsecured debt. We expect this source of capital to remain available to meet our capital needs, in addition to cash flow from operating activities, for the foreseeable future.

Variable Rate Unsecured Credit Facility

Our unsecured revolving credit facility is furnished by a consortium of banks and provides $500,000,000 in short-term credit. Under the terms of the credit facility, if we elect to increase the facility up to $650,000,000, the consortium of banks cannot prohibit such an increase of the facility and the increased lending commitment could be provided by one or more banks (from the consortium or otherwise) at their election; such an increase in the facility will only be effective to the extent banks (from the consortium or otherwise) choose to commit to lend additional funds. We pay participating banks an annual facility fee of $750,000 in equal quarterly installments. The unsecured credit facility bears interest at varying levels tied to the London Interbank Offered Rate (“LIBOR”) based on ratings levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.60% per annum (2.44% on May 1, 2002). A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.43% for amounts most recently borrowed under the competitive bid option. At May 1, 2002, $41,000,000 was outstanding, $86,308,000 was used to provide letters of credit and $372,692,000 was available for borrowing under the unsecured credit facility. We intend to use borrowings under the unsecured credit facility for:

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

Future Financing and Capital Needs

As of March 31, 2002, we had 16 new communities under construction. Also, one additional community is being built by an unaffiliated third party with whom we have entered into a fixed price forward purchase commitment. As of March 31, 2002, a total estimated cost of $380,677,000 remained to be invested in these communities. In addition, we had two other communities under reconstruction, for which an estimated $7,568,000 remained to be invested.

Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction will be funded from:

•	the remaining capacity under our current $500,000,000 unsecured credit facility;

•	the net proceeds from sales of existing communities;

•	retained operating cash; and/or

•	the issuance of debt or equity securities.

We expect to continue to fund development costs related to pursuing Development Rights from retained operating cash and borrowings under the unsecured credit facility. We believe these sources of capital will be adequate to take the proposed communities to the point in the development cycle where construction can begin. Before planned reconstruction activity or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pursuit costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such pursuits, and the related write-off of costs could increase current period expenses.

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

It is our policy to sell assets that do not meet our long-term investment criteria when market conditions are favorable, and to redeploy the proceeds. Under our disposition program, we solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal. We intend to actively seek buyers for communities that we determine to hold for sale. However, we cannot assure you that the assets can be sold on terms that we consider satisfactory. We expect to significantly curtail our disposition program this year in response to anticipated real estate and capital markets conditions.

We have minority interest investments in five technology companies, including Constellation Real Technologies LLC, an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities. Our original commitment to Constellation was $4,000,000. Constellation has proposed a reduction in the aggregate amount of capital commitments from its members. If that proposal is accepted, our revised commitment would fall to $2,600,000. As of May 1, 2002, we have contributed approximately $959,000. In January 2002, we invested an additional $2,300,000 in Realeum, Inc., a company involved in the development and deployment of a property management and leasing automation system. Pursuant to an agreement with Realeum, Inc., we will utilize the property management and leasing automation system in exchange for payments under a licensing arrangement. Realeum, Inc. is negotiating licensing arrangements with other real estate companies unaffiliated with AvalonBay. As of May 1, 2002, the total remaining carrying value of our investments in the five technology companies was $4,273,000. We have no obligation to contribute additional funds, other than the commitment to Constellation described above.

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured credit facility:

	All-In	Principal	Balance Outstanding
	interest	maturity
Community	rate (1)	date	12-31-01	3-31-02

Tax-Exempt Bonds
Fixed Rate
Avalon at Foxchase I	5.88%	Nov-2007	$16,800	$16,800	(2)
Avalon at Foxchase II	5.88%	Nov-2007	9,600	9,600	(2)
Fairway Glen	5.88%	Nov-2007	9,580	9,580	(2)
CountryBrook	7.87%	Mar-2012	18,577	18,476
Waterford	5.88%	Aug-2014	33,100	33,100	(2)
Avalon at Mountain View	5.88%	Mar-2017	18,300	18,300	(2)
Avalon at Dulles	7.04%	Jul-2024	12,360	12,360
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780
Avalon View	7.55%	Aug-2024	18,115	18,025
Avalon at Lexington	6.56%	Feb-2025	14,073	14,003
Avalon at Nob Hill	5.80%	Jun-2025	19,745	19,675	(2)
Avalon at Mission Viejo	5.50%	Jun-2025	7,256	7,231	(2)
Avalon Campbell	6.48%	Jun-2025	36,386	36,231	(2)
Avalon Pacifica	6.48%	Jun-2025	16,505	16,435	(2)
Avalon Knoll	6.95%	Jun-2026	13,193	13,140
Avalon Landing	6.85%	Jun-2026	6,525	6,498
Avalon Fields	7.05%	May-2027	11,454	11,413
Avalon West	7.73%	Dec-2036	8,522	8,507
Avalon Oaks	6.95%	Feb-2041	17,718	17,696

			297,589	296,850
Variable Rate
Avalon at Laguna Niguel		Mar-2009	10,400	10,400
Avalon Devonshire		Dec-2025	27,305	27,305
Avalon Greenbriar		May-2026	18,755	18,755
Avalon at Fairway Hills I		Jun-2026	11,500	11,500

			67,960	67,960
Conventional Loans
Fixed Rate
$100 Million unsecured notes	7.375%	Sep-2002	100,000	100,000
$50 Million unsecured notes	6.25%	Jan-2003	50,000	50,000
$100 Million unsecured notes	6.50%	Jul-2003	100,000	100,000
$125 Million medium-term notes	6.58%	Feb-2004	125,000	125,000
$100 Million unsecured notes	6.625%	Jan-2005	100,000	100,000
$50 Million unsecured notes	6.50%	Jan-2005	50,000	50,000
$150 Million unsecured notes	6.80%	Jul-2006	150,000	150,000
$110 Million unsecured notes	6.875%	Dec-2007	110,000	110,000
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000
$150 Million medium-term notes	8.25%	Jul-2008	150,000	150,000
$150 Million medium-term notes	7.50%	Aug-2009	150,000	150,000
$200 Million medium-term notes	7.50%	Dec-2010	200,000	200,000
$300 Million medium-term notes	6.625%	Sep-2011	300,000	300,000
Avalon at Pruneyard	7.25%	May-2004	12,870	12,870
Avalon Walk II	8.93%	Aug-2004	12,036	11,963

			1,659,906	1,659,833
Variable Rate
Avalon on the Sound		2002	57,314	34,282

Total indebtedness — excluding unsecured credit facility			$2,082,769	$2,058,925

[Additional columns below]

[Continued from above table, first column(s) repeated]

		(Dollars in thousands)
	Scheduled Maturities

Community	2002	2003	2004	2005	2006	Thereafter

Tax-Exempt Bonds
Fixed Rate
Avalon at Foxchase I	$—	$—	$—	$—	$—	$16,800
Avalon at Foxchase II	—	—	—	—	—	9,600
Fairway Glen	—	—	—	—	—	9,580
CountryBrook	285	417	451	488	528	16,307
Waterford	—	—	—	—	—	33,100
Avalon at Mountain View	—	—	—	—	—	18,300
Avalon at Dulles	—	—	—	—	—	12,360
Avalon at Symphony Glen	—	—	—	—	—	9,780
Avalon View	283	397	425	455	485	15,980
Avalon at Lexington	219	307	326	347	368	12,436
Avalon at Nob Hill	218	308	331	355	380	18,083
Avalon at Mission Viejo	80	112	121	129	139	6,650
Avalon Campbell	482	684	733	786	843	32,703
Avalon Pacifica	219	310	332	356	382	14,836
Avalon Knoll	161	230	246	263	282	11,958
Avalon Landing	81	116	124	132	142	5,903
Avalon Fields	128	180	193	207	222	10,483
Avalon West	46	65	70	75	80	8,171
Avalon Oaks	69	97	104	112	120	17,194

	2,271	3,223	3,456	3,705	3,971	280,224
Variable Rate
Avalon at Laguna Niguel	—	—	—	—	—	10,400
Avalon Devonshire	—	—	—	—	—	27,305
Avalon Greenbriar	—	—	—	—	—	18,755
Avalon at Fairway Hills I	—	—	—	—	—	11,500

	—	—	—	—	—	67,960
Conventional Loans
Fixed Rate
$100 Million unsecured notes	100,000	—	—	—	—	—
$50 Million unsecured notes	—	50,000	—	—	—	—
$100 Million unsecured notes	—	100,000	—	—	—	—
$125 Million medium-term notes	—	—	125,000	—	—	—
$100 Million unsecured notes	—	—	—	100,000	—	—
$50 Million unsecured notes	—	—	—	50,000	—	—
$150 Million unsecured notes	—	—	—	—	150,000	—
$110 Million unsecured notes	—	—	—	—	—	110,000
$50 Million unsecured notes	—	—	—	—	—	50,000
$150 Million medium-term notes	—	—	—	—	—	150,000
$150 Million medium-term notes	—	—	—	—	—	150,000
$200 Million medium-term notes	—	—	—	—	—	200,000
$300 Million medium-term notes	—	—	—	—	—	300,000
Avalon at Pruneyard	—	—	12,870	—	—	—
Avalon Walk II	215	315	11,433	—	—	—

	100,215	150,315	149,303	150,000	150,000	960,000
Variable Rate
Avalon on the Sound	34,282	—	—	—	—	—

Total indebtedness — excluding unsecured credit facility	$136,768	$153,538	$152,759	$153,705	$153,971	$1,308,184

(1)	Includes credit enhancement fees, facility fees, trustees, etc.
(2)	Financed by variable rate tax exempt debt, but interest rate is effectively fixed at the rate indicated through a swap agreement.
The weighted average maturity of these swap agreements is 4.2 years.

Redemption of Preferred Stock

In June 2001, we redeemed all 4,455,000 outstanding shares of our 9.00% Series F Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.1625 in accrued and unpaid dividends, for an aggregate redemption price of $25.1625 per share. In October 2001, we redeemed all 4,300,000 outstanding shares of our 8.96% Series G Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.4418 in accrued and unpaid dividends, for an aggregate redemption price of $25.4418 per share. We currently have other series of redeemable preferred stock outstanding having an aggregate stated value of $239,192,500. These series become redeemable at our option at various times over the next six years. As such series become redeemable, we will evaluate the requirements necessary for such redemptions as well as the cost-effectiveness based on the existing market conditions. The following preferred stock series remain outstanding:

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	May 1, 2002	quarterly	rate	preference	prior to

C	2,300,000	March, June, September, December	8.50%	$25	June 20, 2002
D	3,267,700	March, June, September, December	8.00%	$25	December 15, 2002
H	4,000,000	March, June, September, December	8.70%	$25	October 15, 2008

Inflation

Substantially all of our leases are for a term of one year or less. In the event of significant inflation, this may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term without penalty and therefore expose us to the effect of a decline in market rents. In a deflationary rent environment, as is currently being experienced, we are exposed to declining rents more quickly under these shorter term leases.

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

Insurance

We have noted that the insurance and reinsurance markets have worsened as compared to the prior year, which we believe will result in higher insurance costs for the entire real estate sector. The impact of the terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, have further deteriorated these markets.

Our annual general liability policy was renewed on August 1, 2001, and our property coverage was renewed on November 1, 2001. While the insurance coverage provided for in the renewal policies has not materially changed from the preceding year, the level of our deductible and premiums costs have increased significantly. We expect that our insurance costs will increase by approximately $9,200,000 (of which $4,000,000 is for the primary layer of property coverage) including the cost of deductible allocations, which represents uninsured losses that previously would have been covered by insurance. The remaining $5,200,000 increase is for the upper layers of property coverage and casualty coverage.

Development Communities

As of March 31, 2002, we had 16 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 4,565 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $855,300,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

•	we will complete the Development Communities;

•	our budgeted costs or estimates of occupancy rates will be realized;

•	our schedule of leasing start dates or construction completion dates will be achieved; or

•	future developments will realize returns comparable to our past developments.

You should carefully review the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

		Number of	Budgeted			Estimated	Estimated
		apartment	cost (1)	Construction	Initial	completion	stabilization
		homes	($ millions)	start	occupancy (2)	date	date (3)

1.	Avalon at Edgewater Edgewater, NJ	408	$75.6	Q3 1999	Q2 2001	Q2 2002	Q4 2002
2.	Avalon at Freehold Freehold, NJ	296	$33.1	Q2 2000	Q3 2001	Q2 2002	Q4 2002
3.	Avalon on Stamford Harbor Stamford, CT	323	$60.7	Q3 2000	Q1 2002	Q4 2002	Q2 2003
4.	Avalon Towers on the Peninsula Mountain View, CA	211	$65.9	Q3 2000	Q1 2002	Q2 2002	Q4 2002
5.	Avalon at Cahill Park San Jose, CA	218	$50.5	Q4 2000	Q4 2001	Q3 2002	Q1 2003
6.	Avalon Riverview I Long Island City, NY	372	$102.5	Q4 2000	Q2 2002	Q4 2002	Q2 2003
7.	Avalon at Mission Bay North San Francisco, CA	250	$79.5	Q1 2001	Q4 2002	Q1 2003	Q3 2003
8.	Avalon Ledges Weymouth, MA	304	$37.7	Q2 2001	Q2 2002	Q1 2003	Q3 2003
9.	Avalon Orchards Marlborough, MA	156	$21.7	Q2 2001	Q1 2002	Q4 2002	Q2 2003
10.	Avalon at Arlington Square II Arlington, VA	332	$43.9	Q3 2001	Q3 2002	Q1 2003	Q3 2003
11.	Avalon at Flanders Hill Westborough, MA	280	$38.4	Q3 2001	Q3 2002	Q2 2003	Q4 2003
12.	Avalon New Canaan (4) New Canaan, CT	104	$27.2	Q3 2001	Q3 2002	Q4 2002	Q2 2003
13.	Avalon at Rock Spring (4) North Bethesda, MD	386	$45.9	Q4 2001	Q1 2003	Q3 2003	Q1 2004
14.	Avalon at Gallery Place I (5) Washington, DC	203	$50.0	Q4 2001	Q3 2003	Q4 2003	Q2 2004
15.	Avalon at Glendale Court Glendale, CA	223	$40.4	Q1 2002	Q2 2003	Q1 2004	Q3 2004
16.	Avalon at Grosvenor Station (6) North Bethesda, MD	499	$82.3	Q1 2002	Q3 2003	Q4 2004	Q2 2005

	Total	4,565	$855.3

(1)	Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of construction.

(4)	This community is owned by a limited partnership in which we are a majority partner. The costs reflected above exclude construction and management fees due to us.

(5)	The total budgeted costs for this community excludes approximately $4,000,000 of proceeds that we estimate we will receive upon a sale of transferable development rights associated with the development of the community. These rights do not become transferable until construction completion and there can be no assurance that the projected amount of proceeds will be achieved.

(6)	The community is owned by a DownREIT partnership in which a wholly-owned subsidiary of AvalonBay is the partner with a majority interest.

Redevelopment Communities

As of March 31, 2002, we had two communities under redevelopment. We expect the total budgeted cost to complete these Redevelopment Communities, including the cost of acquisition and redevelopment, to be approximately $215,500,000, of which approximately $44,100,000 is the additional capital invested or expected to be invested above the original purchase cost. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedules for reconstruction completion, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.

The following presents a summary of Redevelopment Communities:

			Budgeted Cost
			($ millions)
		Number of					Estimated
		apartment	Acquisition	Total	Reconstruction	Reconstruction	restabilized
		homes	cost	cost(1)	start	completion(2)	operations(3)

1.	Avalon at Prudential Center Boston, MA	781	$133.9	$154.5	Q4 2000	Q4 2002	Q2 2003
2.	Avalon Terrace (4) Stamford, CT	367	$37.5	$61.0	Q4 2000	Q2 2002	Q4 2002

	Total	1,148	$171.4	$215.5

(1)	Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, determined in accordance with GAAP, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees.

(2)	Reconstruction completion dates are estimates.

(3)	Restabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of reconstruction.

(4)	This community is being redeveloped in a joint venture structure with third party financing. Our portion of the total cost for this unconsolidated joint venture is projected to be $9,600,000 after project based debt.

Development Rights

As of March 31, 2002, we are considering the development of 33 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest, or for which we hold a purchase option. Total land held for future development, including carrying costs, totaled $70,202,000 as of March 31, 2002. These Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 9,495 upscale apartment homes to our portfolio. At March 31, 2002, the cumulative capitalized costs incurred in pursuit of the 33 Development Rights was approximately $30,099,000, net of land acquisition costs associated with nine of the Development Rights. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

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

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or

•	if we undertake construction of any particular community, that we will complete construction at the total budgeted cost assumed in the financial projections below.

The following presents a summary of the 33 Development Rights we are currently pursuing:

				Total
			Estimated	budgeted
			number	costs
	Location		of homes	($ millions)

1.	Newton, MA	(1)(2)	294	$58
2.	Saugus, MA		326	59
3.	Lawrence, NJ		312	43
4.	Glen Cove, NY	(1)	256	71
5.	Plymouth, MA		175	34
6.	Coram, NY		450	65
7.	Orange, CT	(1)	168	21
8.	Darien, CT	(1)	189	39
9.	Danbury, CT	(1)	234	36
10.	North Potomac, MD		520	69
11.	New Rochelle, NY Phase II and III		588	144
12.	Washington, D.C.	(1)	144	30
13.	Los Angeles, CA	(1)	309	59
14.	Oakland, CA	(1)	180	40
15.	Andover, MA		115	21
16.	Seattle, WA	(1)	154	50
17.	Hingham, MA		232	44
18.	Bellevue, WA		368	71
19.	Kirkland, WA		211	50
20.	Danvers & Peabody, MA		387	63
21.	Greenburgh, NY Phase II and III		766	139
22.	Norwalk, CT		314	63
23.	Bedford, MA		139	21
24.	Long Island City, NY Phase II and III		552	162
25.	San Francisco, CA		303	106
26.	Cohasset, MA		200	42
27.	Milford, CT		284	35
28.	Wilton, CT		106	24
29.	Long Beach, CA		288	57
30.	Los Angeles, CA		177	47
31.	Stratford, CT		146	18
32.	College Park, MD		320	44
33.	Hopewell, NJ		288	43

	Totals		9,495	$1,868

(1)	Company owns land, but construction has not yet begun.

(2)	The land is owned by a DownREIT partnership in which a wholly-owned subsidiary of the Company is the general partner with a majority interest.

Risks of Development and Redevelopment

We intend to continue to pursue the development and redevelopment of apartment home communities. Our development and redevelopment activities may be exposed to the following:

•	we may abandon opportunities we have already begun to explore based on further review of, or changes in, financial, demographic, environmental or other factors;

•	we may encounter liquidity constraints, including the unavailability of financing on favorable terms for the development or redevelopment of a community;

•	we may be unable to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations;

•	we may incur construction or reconstruction costs for a community that exceed our original estimates due to increased materials, labor or other expenses, which could make completion or redevelopment of the community uneconomical;

•	occupancy rates and rents at a newly completed or redevelopment community may fluctuate depending on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; and

•	we may be unable to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs.

The occurrence of any of the events described above could adversely affect our ability to achieve our projected yields on communities under development or redevelopment and could affect results of operations and our payment of distributions to our stockholders.

Construction costs are projected by us based on market conditions prevailing in the community’s market at the time our budgets are prepared and reflect changes to those market conditions that we anticipated at that time. Although we attempt to anticipate changes in market conditions, we cannot predict with certainty what those changes will be. Construction costs have been increasing and, for some of our Development Communities, the total construction costs have been or are expected to be higher than the original budget. Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, determined in accordance with GAAP, including:

•	land and/or property acquisition costs;

•	construction or reconstruction costs;

•	real estate taxes;

•	capitalized interest;

•	loan fees;

•	permits;

•	professional fees;

•	allocated development or redevelopment overhead; and

•	other regulatory fees.

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

Capitalized Interest

In accordance with GAAP, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy. Interest that is incurred thereafter and allocated to a completed apartment home within the community is expensed. Capitalized interest totaled $8,651,000 and $5,597,000 for the three months ended March 31, 2002 and 2001, respectively.

Part I	FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2001.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	—	Bylaws of the Company, as amended and restated, dated as of July 24, 1998. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 14, 1998.)

3(ii).2	—	Amendment to Bylaws of the Company, dated February 10, 1999. (Incorporated by reference to Exhibit 3(ii).2 to Form 10-K of the Company filed March 31, 1999.)

3(ii).3	—	Amendment to Bylaws of the Company, dated May 5, 1999. (Incorporated by reference to Exhibit 3(ii).3 to Form 10-Q of the Company filed on August 16, 1999.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K dated September 18, 1995.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K filed January 26, 1998.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K filed on January 26, 1998.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21, 1998.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Third Supplemental Indenture, dated as of December 21, 1998 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on December 21, 1998.)

4.9	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.10	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form 3-S of the Company, File No. 333-87063.)

4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.12	—	Amendment No. 1 to the Rights Agreement, dated as of February 28, 2000, between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4.2 of Form 8-A/A of the Company filed February 28, 2000.)

†12.1	—	Statements re: Computation of Ratios.

(b) Reports on Form 8-K
None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: May 15, 2002	/s/ Thomas J. Sargeant
Thomas J. Sargeant Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)