Form 10-Q
period 2002-06-30
AVALONBAY COMMUNITIES INC
filed 2002-08-14
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

69,380,910 shares outstanding as of August 1, 2002

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	Page

	Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001 (audited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three and six months ended June 30, 2002 and 2001	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2002 and 2001	3-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 2.	Changes in Securities	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	42

Item 6.	Exhibits and Reports on Form 8-K	42-44

Signatures		45

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6-30-02	12-31-01
	(unaudited)	(audited)

ASSETS
Real estate:
Land	$901,037	$825,118
Buildings and improvements	3,829,699	3,465,166
Furniture, fixtures and equipment	123,713	113,278

	4,854,449	4,403,562
Less accumulated depreciation	(516,046)	(447,026)

Net operating real estate	4,338,403	3,956,536
Construction in progress (including land)	364,314	434,307

Total real estate, net	4,702,717	4,390,843

Cash and cash equivalents	9,492	72,986
Cash in escrow	12,610	49,965
Resident security deposits	21,237	20,370
Investments in unconsolidated real estate joint ventures	14,834	15,066
Deferred financing costs, net	18,671	20,357
Deferred development costs, net	25,051	26,038
Participating mortgage notes	21,483	21,483
Prepaid expenses and other assets	45,102	47,181

Total assets	$4,871,197	$4,664,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,635,000	$1,635,000
Variable rate unsecured credit facility	179,700	—
Mortgage notes payable	458,800	447,769
Dividends payable	52,371	49,007
Payables for construction	43,767	43,656
Accrued expenses and other liabilities	46,605	51,052
Accrued interest payable	38,704	38,841
Resident security deposits	32,866	29,216

Total liabilities	2,487,813	2,294,541

Minority interest of unitholders in consolidated partnerships	75,671	55,193
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both June 30, 2002 and December 31, 2001; 9,567,700 shares issued and outstanding at both June 30, 2002 and December 31, 2001	96	96
Common stock, $.01 par value; 140,000,000 shares authorized at both June 30, 2002 and December 31, 2001; 69,374,890 (net of 14,169 held in treasury) and 68,713,384 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	694	687
Additional paid-in capital	2,358,546	2,333,241
Deferred compensation	(10,294)	(7,489)
Dividends in excess of accumulated earnings	(31,172)	(3,497)
Accumulated other comprehensive loss	(10,157)	(8,483)

Total stockholders’ equity	2,307,713	2,314,555

Total liabilities and stockholders’ equity	$4,871,197	$4,664,289

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended

	6-30-02	6-30-01	6-30-02	6-30-01

Revenue:
Rental income	$158,023	$161,932	$313,202	$317,261
Management fees	471	318	859	649
Other income	2,291	109	6,828	206

Total revenue	160,785	162,359	320,889	318,116

Expenses:
Operating expenses, excluding property taxes	43,279	40,831	85,123	80,631
Property taxes	13,671	12,912	27,287	25,710
Interest expense	28,550	25,313	56,093	48,437
Depreciation expense	35,044	32,161	68,977	63,290
General and administrative	3,483	3,743	7,177	7,548

Total expenses	124,027	114,960	244,657	225,616

Equity in income of unconsolidated entities	301	(178)	867	(72)
Interest income	973	1,461	2,105	3,277
Minority interest in consolidated partnerships	(686)	(164)	(1,137)	(489)

Income before gain on sale of communities	37,346	48,518	78,067	95,216
Gain on sale of communities	—	—	—	4,901

Net income	37,346	48,518	78,067	100,117
Dividends attributable to preferred stock	(5,031)	(9,387)	(10,062)	(19,332)

Net income available to common stockholders	$32,315	$39,131	$68,005	$80,785

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	—	—	—	(6,412)
Unrealized gain (loss) on cash flow hedges	(3,094)	1,577	(1,674)	(104)

Other comprehensive income (loss)	(3,094)	1,577	(1,674)	(6,516)

Comprehensive income	$29,221	$40,708	$66,331	$74,269

Dividends declared per common share	$0.70	$0.64	$1.40	$1.28

Net income available to common stockholders:
Per common share — basic	$0.47	$0.58	$0.99	$1.20
Per common share — diluted	$0.46	$0.57	$0.97	$1.18

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended

	6-30-02	6-30-01

Cash flows from operating activities:
Net income	$78,067	$100,117
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	68,977	63,290
Amortization of deferred financing costs	1,952	1,758
Amortization of deferred compensation	2,322	1,262
Income allocated to minority interest in consolidated partnerships	1,137	489
Gain on sale of communities	—	(4,901)
Decrease (increase) in cash in operating escrows	(284)	133
Decrease (increase) in resident security deposits, accrued interest receivable on participating mortgage notes, prepaid expenses and other assets	901	(5,912)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	(362)	16,252

Net cash provided by operating activities	152,710	172,488

Cash flows used in investing activities:
Development/redevelopment of real estate assets including land acquisitions	(263,613)	(183,145)
Acquisition of real estate assets	(106,300)	(28,300)
Capital expenditures — existing real estate assets	(4,960)	(3,285)
Capital expenditures — non-real estate assets	(978)	(3,014)
Proceeds from sale of communities, net of selling costs	—	22,677
Increase in payables for construction	111	9,750
Decrease in cash in section 1031 exchange escrows	37,639	8,096
Decrease (increase) in investments in unconsolidated real estate joint ventures	232	(828)

Net cash used in investing activities	(337,869)	(178,049)

Cash flows from financing activities:
Issuance of common stock	19,186	21,237
Redemption of preferred stock and related costs	—	(111,472)
Dividends paid	(102,327)	(101,495)
Net borrowings under unsecured credit facility	179,700	117,000
Issuance or assumption of secured mortgage notes payable	35,707	62,605
Repayments of notes payable	(24,676)	(20,688)
Payment of deferred financing costs	(266)	(3,835)
Contributions from (distributions to) minority partners	14,341	(856)

Net cash provided by (used in) financing activities	121,665	(37,504)

Net decrease in cash and cash equivalents	(63,494)	(43,065)
Cash and cash equivalents, beginning of period	72,986	57,234

Cash and cash equivalents, end of period	$9,492	$14,169

Cash paid during year for interest, net of amount capitalized	$54,278	$44,080

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the six months ended June 30, 2002:

•	the Company issued 102,756 units of limited partnership in DownREIT partnerships valued at $5,000 in connection with the formation of a DownREIT partnership and the acquisition by that partnership of land.

•	141,718 shares of common stock were issued (under the Company’s stock incentive plan) of which 80% were subject to restrictions on transfer. In addition, 10,374 shares were withheld to satisfy employees’ tax withholding liabilities related to the vesting of restricted stock and 5,534 shares were forfeited, for a net value of $6,075.

•	the Company recorded a liability and a corresponding charge to other comprehensive loss of $3,094 to adjust the Company’s Swap Agreements (as defined in Note 5 of the notes to the Condensed Consolidated Financial Statements) to their fair value.

•	Common and preferred dividends declared but not paid totaled $52,371.

During the six months ended June 30, 2001:

•	the Company issued 619 units of limited partnership in DownREIT partnerships valued at $30 as consideration for acquisitions of apartment communities that were acquired pursuant to the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party.

•	762 units of limited partnership, valued at $36, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock. See Note 1 in the Condensed Consolidated Financial Statements for a description of DownREIT partnerships.

•	the Company recorded a liability and a corresponding charge to other comprehensive loss of $6,516 to adjust the Company’s Swap Agreements (as defined in Note 5 of the notes to the Condensed Consolidated Financial Statements) to their fair value.

•	186,877 shares of common stock were issued (under the Company’s stock incentive plan) of which 80% were subject to restrictions on transfer and 13,433 shares were forfeited for a net value of $8,371.

•	Common and preferred dividends declared but not paid totaled $50,903.

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

At June 30, 2002, the Company owned or held a direct or indirect ownership interest in 133 operating apartment communities containing 39,126 apartment homes in eleven states and the District of Columbia, of which one community containing 781 apartment homes was under reconstruction. In addition, the Company owned 13 communities with 3,788 apartment homes under construction and rights to develop an additional 33 communities that, if developed in the manner expected, will contain an estimated 9,533 apartment homes.

During the three months ended June 30, 2002:

•	The Company completed the development of four communities. Avalon at Edgewater, a 408 apartment home community located in Edgewater, New Jersey was completed for a total construction cost of $75,000, which reflects the net capitalized cost after consideration of insurance reimbursement related to capitalized costs that totaled $21,980. Avalon at Freehold, a 296 apartment home community located in Freehold, New Jersey, was completed for a total investment of $34,400. Avalon Towers on the Peninsula, a 211 apartment home community located in Mountain View, California was completed for a total investment of $66,100. Avalon Orchards, a 156 apartment home community located in Marlborough, Massachusetts was completed for a total investment of $21,300.

•	The Company completed the redevelopment of Avalon Bedford, formerly known as Avalon Terrace, a 368 apartment home community located in Stamford, Connecticut, for a total investment of $60,900 (including $37,500 of acquisition costs). The Company owns a 25% equity interest in this community through a joint venture with an institutional investor.

•	The Company acquired two communities. The Promenade, located in Burbank, California, contains 400 apartment homes and was acquired for a total price of $70,300, which includes the assumption of $33,900 of floating rate, tax exempt financing. Avalon Greyrock, located in Stamford, Connecticut, contains 306 apartment homes and was acquired pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated third party for a total acquisition cost of approximately $69,900.

•	The Company acquired land through the issuance of 102,756 DownREIT partnership units valued at $5,000 and cash of $4,781. The land parcel, located in Newton, Massachusetts, is the site for the development of Avalon at Newton Highlands which also commenced construction during the second quarter. The community is expected to contain 294 apartment homes with a projected total investment of approximately $58,700. The Company also purchased land for a total of $9,663 in Saugus, Massachusetts in connection with a development right. This parcel is expected to be the site for a community containing 326 apartment homes at a total investment of $59,000.

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the

Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

The Company has minority interest investments in four technology companies. The Company accounts for these unconsolidated entities in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company applies the equity method of accounting to its investment in Realeum, Inc., a company involved in the development and deployment of a property management and leasing automation system. The remaining investments are accounted for under the cost method of accounting. As of June 30, 2002, the aggregate carrying value of our investment in these four companies was $3,946. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment.

Revenue Recognition

Rental income related to leases is recognized on an accrual basis when due from residents in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” In accordance with the Company’s standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease – generally one year.

The following reconciles total revenue in conformity with GAAP to total revenue adjusted to state concessions on a cash basis for the three and six months ended June 30, 2002, and 2001.

	Three months ended		Six months ended

	6-30-02	6-30-01	6-30-02	6-30-01

Total revenue (GAAP basis)	$160,785	$162,359	$320,889	$318,116
Concessions amortized	2,270	678	4,106	1,209
Concessions granted	(3,266)	(1,684)	(6,093)	(2,351)

Total revenue adjusted to state concessions on a cash basis	$159,789	$161,353	$318,902	$316,974

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

	Three months ended		Six months ended

	6-30-02	6-30-01	6-30-02	6-30-01

Basic and Diluted shares outstanding
Weighted average common shares — basic	69,080,865	67,606,299	68,824,022	67,419,896
Weighted average DownREIT units outstanding	1,005,313	671,083	955,904	670,947
Effect of dilutive securities	1,108,571	1,192,266	1,128,051	1,276,419

Weighted average common shares and DownREIT units — diluted	71,194,749	69,469,648	70,907,977	69,367,262

Calculation of Earnings per Share — Basic
Net income available to common stockholders	$32,315	$39,131	$68,005	$80,785

Weighted average common shares — basic	69,080,865	67,606,299	68,824,022	67,419,896

Earnings per common share — basic	$0.47	$0.58	$0.99	$1.20

Calculation of Earnings per Share — Diluted
Net income available to common stockholders	$32,315	$39,131	$68,005	$80,785
Add: Minority interest of DownREIT unitholders in consolidated partnerships	405	392	810	783

Adjusted net income available to common stockholders	$32,720	$39,523	$68,815	$81,568

Weighted average common shares and DownREIT units — diluted	71,194,749	69,469,648	70,907,977	69,367,262

Earnings per common share — diluted	$0.46	$0.57	$0.97	$1.18

Certain options to purchase shares of common stock in the amounts of 8,602 and 13,935 were outstanding during the three and six months ended June 30, 2002, respectively, and 877,043 and 14,500 were outstanding during the three and six months ended June 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period.

Executive Separation Costs

In February 2001, the Company announced certain management changes including the departure of a senior executive who became entitled to severance benefits in accordance with the terms of his employment agreement with the Company. The Company recorded a charge of approximately $2,500 in the first quarter of 2001 related to the costs associated with such departure.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement establishes accounting and reporting standards requiring that long-lived assets held for sale be classified as discontinued operations. These assets will continue to be measured at the lower of the carrying amount or the fair value less the cost to sell. Operations, including the gain or loss on sale, for both the current and prior periods shall be reported in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this pronouncement on January 1, 2002, as required, and the adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In May 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued. SFAS No. 145, among other items, rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. This statement is effective for fiscal years beginning after May 15, 2002. The Company will adopt this pronouncement effective January 1, 2003, but does not expect it to have a material impact on its financial condition and results of operations.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under SFAS No. 146, a liability for costs associated with exit or disposal activities is only to be recognized when the liability is incurred and the definition of a liability under Concepts Statement No. 6 is met, rather than at the date of an entity’s commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt this pronouncement effective January 1, 2003, but does not expect it to have a material impact on its financial condition and results of operations.

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

Reclassifications

Certain reclassifications have been made to amounts in prior years’ financial statements to conform with current year presentations.

2.     Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $8,020 and $6,522 for the three months ended June 30, 2002 and 2001, respectively, and $16,671 and $12,119 for the six months ended June 30, 2002 and 2001, respectively.

3.     Notes Payable, Unsecured Notes and Credit Facility

Mortgage notes payable are collateralized by certain apartment communities. Mortgage notes payable, excluding a short-term construction loan, mature at various dates from May 2004 through February 2041. The weighted average interest rate of the Company’s variable rate notes and unsecured credit facility, including the effect of certain financing related fees, was 3.4% at June 30, 2002. The weighted average interest rate of the Company’s fixed rate mortgage notes (conventional and tax-exempt) was 6.7% at June 30, 2002. The Company’s notes payable, unsecured notes payable and credit facility are summarized as follows:

	6-30-02	12-31-01

Fixed rate unsecured notes	$1,635,000	$1,635,000
Fixed rate mortgage notes payable — conventional and tax-exempt (1)	320,851	322,495
Variable rate mortgage notes payable — tax-exempt	101,860	67,960

Total notes payable and unsecured notes	2,057,711	2,025,455
Variable rate secured short term construction loan	36,089	57,314
Variable rate unsecured credit facility	179,700	—

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,273,500	$2,082,769

(1)	Includes approximately $167,000 of variable rate notes in both periods effectively fixed through swap agreements, as described in Note 5.

     Scheduled payments and maturities of notes payable and unsecured notes are as follows:

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Interest rate of unsecured notes

2002	$1,654	$36,089	$100,000	7.375%
2003	$3,538	—	$50,000	6.250%
			$100,000	6.500%
2004	$3,456	$24,303	$125,000	6.580%
2005	$3,705	—	$100,000	6.625%
			$50,000	6.500%
2006	$3,971	—	$150,000	6.800%
2007	$4,257	$35,980	$110,000	6.875%
2008	$4,565	—	$50,000	6.625%
			$150,000	8.250%
2009	$4,895	$10,400	$150,000	7.500%
2010	$5,246	33,900	$200,000	7.500%
2011	$5,626	—	$300,000	6.625%
Thereafter	$219,655	$57,560	—

	$260,568	$198,232	$1,635,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

The Company has a $500,000 variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks, which had $179,700 outstanding on June 30, 2002. Under the terms of the unsecured credit facility, if the Company elects to increase the facility up to $650,000, the syndicate of banks cannot prohibit such an increase of the facility and the increased lending commitment could be provided by one or more banks (from the syndicate or otherwise) at their election; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The unsecured credit facility bears interest at a spread over the London Interbank Offered Rate (“LIBOR”) based on rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.60% per annum (2.44% on June 30, 2002). In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $400,000. The Company is subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein. The existing facility matures in May 2005 assuming exercise of a one-year renewal option by the Company.

4.     Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the six months ended June 30, 2002:

					Dividends in	Accumulated
			Additional		excess of	other
	Preferred	Common	paid-in	Deferred	accumulated	comprehensive	Stockholders'
	Stock	Stock	capital	compensation	earnings	income	equity

Stockholders’ equity, December 31, 2001	$96	$687	$2,333,241	$(7,489)	$(3,497)	$(8,483)	$2,314,555
Net income	—	—	—	—	78,067	—	78,067
Unrealized loss on cash flow hedges	—	—	—	—	—	(1,674)	(1,674)
Dividends declared to common and preferred stockholders	—	—	—	—	(105,691)	—	(105,691)
Issuance of Common Stock (net)	—	7	25,305	(5,127)	(51)	—	20,134
Amortization of deferred compensation	—	—	—	2,322	—	—	2,322

Stockholders’ equity, June 30, 2002	$96	$694	$2,358,546	$(10,294)	$(31,172)	$(10,157)	$2,307,713

During the six months ended June 30, 2002, the Company issued (i) 535,696 shares of common stock in connection with stock options exercised and (ii) 141,718 shares in connection with stock grants to employees of which 80% are restricted, (iii) had forfeitures of 5,534 shares, and (iv) withheld 10,374 shares to satisfy the employees’ tax withholding liabilities related to the vesting of restricted stock in the six months ended June 30, 2002.

Dividends per common share for the six months ended June 30, 2002 and 2001 were $1.40 and $1.28, respectively. In the six months ended June 30, 2002 and 2001, average dividends per all non-redeemed preferred shares were $1.05 and $1.07, respectively. For the six months ended June 30, 2001, dividends for preferred shares redeemed were $1.00 per share.

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

The Company has historically used interest rate swap agreements (the “Swap Agreements”) to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt. The Swap Agreements are not held for trading or other speculative purposes. As of June 30, 2002, the effect of these Swap Agreements is to fix $166,624 of the Company’s tax-exempt debt at a weighted average interest rate of 6.0% with an average maturity of 4.0 years. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk.

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

At January 1, 2001, in accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect adjustment of $6,412 to other comprehensive loss to recognize at fair value all of the derivatives that are designated as cash flow hedging instruments. Through June 30, 2001, the Company recorded additional unrealized losses to other comprehensive loss of $632 to adjust the Swap Agreements to their fair value. In connection with the sale of a community during the first quarter of 2001, a Swap Agreement with a fair value of $528 was transferred to the new owner. Through June 30, 2002, the Company recorded unrealized losses to other comprehensive loss of $1,674 to adjust the Swap Agreements to their fair value. Hedge ineffectiveness did not have a material impact on earnings and the Company does not anticipate that it will have a material effect in the future. The fair value of the obligations under the Swap Agreements are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.

6.     Investments in Unconsolidated Real Estate Entities

The Company accounts for investments in unconsolidated real estate entities in accordance with Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures” and APB Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it owns greater than 20% of the equity value and has significant and disproportionate influence over that entity. At June 30, 2002, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:

•	a 50% limited liability company membership interest in a limited liability company that owns the Falkland Chase community;

•	a 49% general partnership interest in a partnership that owns the Avalon Run community;

•	a 50% limited liability company membership interest in a limited liability company that owns the Avalon Grove community; and

•	a 25% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in a limited liability company that owns the Avalon Bedford community.

The following is a combined summary of the financial position of these entities as of the dates presented:

	(Unaudited)

	6-30-02	12-31-01

Assets:
Real estate, net	$137,540	$136,679
Other assets	7,627	10,886

Total assets	$145,167	$147,565

Liabilities and partners’ equity:
Mortgage notes payable	$47,195	$47,195
Other liabilities	4,765	5,172
Partners’ equity	93,207	95,198

Total liabilities and partners’ equity	$145,167	$147,565

The following is a combined summary of the operating results of these entities for the periods presented:

	Three months ended		Six months ended
	(unaudited)		(unaudited)

	6-30-02	6-30-01	6-30-02	6-30-01

Rental income	$6,855	$7,201	$13,935	$14,237
Other income	10	84	39	110
Operating and other expenses	(2,319)	(2,288)	(4,518)	(4,489)
Mortgage interest expense	(560)	(674)	(1,098)	(1,344)
Depreciation expense	(1,201)	(1,043)	(2,396)	(2,039)

Net income	$2,785	$3,280	$5,962	$6,475

The Company also holds a 25% limited liability company membership interest in the limited liability company that owns Avalon on the Sound, which is presented on a consolidated basis in the financial statements in accordance with GAAP due to the Company’s control over that entity. The financial position and operating results in the tables above for the three and six months ended June 30, 2002 reflect reclassifications made to amounts in prior periods’ financial statements to conform with current period presentations.

7.     Communities Held for Sale

The Company has a policy of disposing of assets that are not consistent with its long-term investment criteria when market conditions are favorable. In connection with this strategy, the Company solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal. During the six months ended June 30, 2002, the Company did not sell any communities. The Company sold one community containing 226 homes for net proceeds of $14,500 during the six months ended June 30, 2001.

The Company’s Condensed Consolidated Statements of Operations and Comprehensive Income include net income of the communities held for sale at June 30, 2001 of $4,969 and $9,013 for the three and six months ended June 30, 2001, respectively. There were no communities held for sale as of June 30, 2002, however, the Company will continue to evaluate market conditions and may dispose of communities in an effort to optimize its concentration of assets when conditions are favorable.

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

(Dollars in thousands)
	Three months ended

	Total	Net operating	% NOI change from	Gross
	revenue	income	prior year period	real estate

For the three and six months ended 6-30-02
Established
Northeast	$38,159	$26,642	(7.2%)	$839,649
Mid-Atlantic	19,631	13,870	(1.3%)	422,491
Midwest	8,356	5,011	(6.4%)	250,667
Pacific Northwest	2,720	1,702	(12.0%)	96,559
Northern California	38,757	28,550	(17.6%)	1,339,023
Southern California	11,919	8,594	5.2%	340,176

Total Established	119,542	84,369	(9.1%)	3,288,565

Other Stabilized	25,394	18,263	n/a	859,336
Development / Redevelopment (1)	15,849	8,665	n/a	958,446
Land held for future development	n/a	n/a	n/a	82,757
Non-allocated	n/a	n/a	n/a	29,659

Total AvalonBay	$160,785	$111,297	(4.5%)	$5,218,763

For the three and six months ended 6-30-01
Established
Northeast	$28,459	$20,396	8.9%	$569,742
Mid-Atlantic	20,495	14,637	8.1%	436,545
Midwest	5,296	3,322	3.6%	144,457
Pacific Northwest	1,730	1,280	4.5%	60,365
Northern California	40,601	31,391	15.5%	1,214,772
Southern California	10,487	7,272	9.2%	294,409

Total Established	107,068	78,298	11.0%	2,720,290

Other Stabilized	42,421	30,237	n/a	1,196,690
Development / Redevelopment	12,870	7,979	n/a	717,815
Land held for future development	n/a	n/a	n/a	72,771
Non-allocated	n/a	n/a	n/a	27,311

Total AvalonBay	$162,359	$116,514	16.2%	$4,734,877

[Additional columns below]

[Continued from above table, first column(s) repeated]

(Dollars in thousands)
	Six months ended

	Total	Net operating	% NOI change from	Gross
	revenue	income	prior year period	real estate

For the three and six months ended 6-30-02
Established
Northeast	$76,708	$54,243	(4.6%)	$839,649
Mid-Atlantic	39,243	28,275	0.2%	422,491
Midwest	16,840	10,060	(4.0%)	250,667
Pacific Northwest	5,453	3,364	(12.0%)	96,559
Northern California	78,190	58,548	(16.6%)	1,339,023
Southern California	23,797	17,117	4.1%	340,176

Total Established	240,231	171,607	(7.7%)	3,288,565

Other Stabilized	52,464	38,513	n/a	859,336
Development / Redevelopment (1)	28,194	14,642	n/a	958,446
Land held for future development	n/a	n/a	n/a	82,757
Non-allocated	n/a	n/a	n/a	29,659

Total AvalonBay	$320,889	$224,762	(2.2%)	$5,218,763

For the three and six months ended 6-30-01
Established
Northeast	$56,166	$40,367	8.5%	$569,742
Mid-Atlantic	40,491	29,345	8.2%	436,545
Midwest	10,571	6,517	3.0%	144,457
Pacific Northwest	3,443	2,576	6.3%	60,365
Northern California	81,264	63,602	18.8%	1,214,772
Southern California	20,877	14,749	11.5%	294,409

Total Established	212,812	157,156	12.4%	2,720,290

Other Stabilized	82,133	58,352	n/a	1,196,690
Development / Redevelopment	23,171	14,212	n/a	717,815
Land held for future development	n/a	n/a	n/a	72,771
Non-allocated	n/a	n/a	n/a	27,311

Total AvalonBay	$318,116	$229,720	16.5%	$4,734,877

(1)	Includes quarter-to-date revenue of $2,100 and year-to-date revenue of $5,800 which represents recognition of business interruption insurance proceeds related to the Avalon at Edgewater insurance settlement.

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

Operating expenses as reflected on the Condensed Consolidated Statements of Operations and Comprehensive Income include $7,462 and $7,898 for the three months ended June 30, 2002 and 2001, respectively, and $16,283 and $17,945 for the six months ended June 30, 2002 and 2001, respectively, of property management overhead costs that are not allocated to individual communities. These costs are not reflected in NOI as shown in the above tables.

9.     Related Party Arrangements

Purchase of Mortgage Loan

The Company’s Chairman and CEO, and the Company’s former Chairman and CEO are partners of an entity that is the general partner of Arbor Commons Associates Limited Partnership (“Arbor Commons Associates”). Arbor Commons Associates owns Avalon Arbor, a 302 apartment home community in Shrewsbury, Massachusetts. Concurrently with the initial public offering in November 1993 of Avalon Properties, Inc. (“Avalon”), a predecessor entity, Avalon purchased an existing participating mortgage loan made to Arbor Commons Associates that was originated by CIGNA Investments, Inc. The mortgage loan is secured by Arbor Common Associates’ interest in Avalon Arbor. This loan accrues interest at a fixed rate of 10.2% per annum, payable at 9.0% per annum. The balance of the note receivable at both June 30, 2002 and December 31, 2001 was $21,483. The balance of accrued interest on the note receivable as of June 30, 2002 and December 31, 2001, respectively, was $4,570 and $5,231. Related interest income of $1,546 and $1,525 was recorded for the six months ended June 30, 2002, and 2001, respectively. Under the terms of the loan, the Company (as successor to Avalon) receives (as contingent interest) 50% of the cash flow after the 10.2% accrual rate is paid and 50% of the residual profits upon the sale of the community.

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

Unconsolidated entities

The Company manages several unconsolidated real estate joint venture entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $516 and $497 in the six months ended June 30, 2002 and 2001, respectively.

Indebtedness of Management

The Company has adopted a recourse loan program under which the Company lends amounts to or on behalf of employees (“Stock Loans”) equivalent to the estimated employees’ tax withholding liabilities related to the vesting of restricted stock under the 1994 Plan. The principal balance outstanding under the Stock Loans to employees was $1,705 and $1,133 as of June 30, 2002 and December 31, 2001, respectively. The balance of accrued interest on the notes receivable was $22 and $100 as of June 30, 2002 and December 31, 2001, respectively. Interest income on the notes of $16 and $31 was recorded for the three months ended June 30, 2002 and 2001, respectively, and $39 and $49 was recorded for the six months ended June 30, 2002 and 2001, respectively. Each Stock Loan is made for a one-year term, is a full personal recourse obligation of the borrower and is secured by a pledge to the Company of the stock that vested and gave rise to the tax withholding liability for which the loan was made. In addition, dividends on the pledged stock are automatically remitted to the Company and applied toward repayment of the Stock Loan.

Pursuant to a Promissory Note and Pledge and Security Agreement dated June 15, 2000, the Company advanced a senior officer $457. The loan, which bears interest at the rate of 6.39%, until June 15, 2005, at which time the rate may be adjusted, must be repaid upon demand on the earlier of June 15, 2002 or sixty days after termination of the officer’s employment. This is a full recourse loan, and is secured by Common Stock (with the dividends thereon applied toward repayment of the loan) and rights to employee stock options owned by the officer. The outstanding balance of the loan, including accrued interest, was $414 and $428 as of June 30, 2002 and December 31, 2001, respectively. Interest income of $7 relating to the loan was recorded for both the three months ended June 30, 2002 and 2001, and $13 and $14 was recorded for the six months ended June 30, 2002 and 2001, respectively. If this loan is not repaid in full by June 15, 2005, then at any time thereafter the Company in its sole discretion may demand repayment. In addition, the officer will be required to repay the loan in full within sixty days following his termination of employment with the Company for any reason.

Consulting Agreement with Mr. Meyer

In March 2000, the Company and Gilbert M. Meyer announced that Mr. Meyer would retire as Executive Chairman of the Company in May 2000. Although Mr. Meyer ceased his day-to-day involvement with the Company as an executive officer, he continues to serve as a director. In addition, pursuant to a consulting agreement which terminates in May 2003, Mr. Meyer agreed to serve as a consultant to the Company for three years following his retirement for an annual fee of $1,395. In such capacity he responds to requests for assistance or information concerning business matters with which he became familiar while employed, and he provides business advice and counsel to the Company with respect to business strategies and acquisitions, dispositions, development and redevelopment of multifamily rental properties.

Director Compensation

The Company’s Stock Incentive Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. Under the Stock Incentive Plan, on the fifth business day following each annual meeting of stockholders, each of the Company’s non-employee directors automatically receives options to purchase 7,000 shares of Common Stock at the last reported sale price of the Common Stock on the NYSE on such date, and a restricted stock (or deferred stock award) grant of 2,500 shares of Common Stock. Subject to accelerated vesting under certain limited circumstances, all of such stock options will become exercisable one year after the date of grant and will expire ten years after the date of grant, and such shares of restricted stock (or deferred stock awards) granted to non-employee directors will vest at the rate of 20% on the date of issuance and on each of the first four anniversaries of the date of issuance. If a director elects to receive a deferred stock award in lieu of restricted stock, then at the time of such election, the director also elects at what time in the future he or she will receive shares of stock in respect of the vested portion of the deferred stock award. The Company recorded compensation expense relating to these deferred stock awards in the amount of $412 and $277 in the six months ended June 30, 2002 and 2001, respectively. Deferred compensation relating to the these deferred stock awards was $883 and $688 on June 30, 2002 and December 31, 2001, respectively.

10.     Subsequent Events

On July 12, 2002, the Company redeemed all 2,300,000 outstanding shares of its 8.50% Series C Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.1417 in accrued and unpaid dividends, for an aggregate redemption price of $25.1417 per share. The redemption price was funded in part by the sale on July 11, 2002 of 592,000 shares of Series I Cumulative Redeemable Preferred Stock through a private placement to an institutional investor for a purchase price of $25.00 per share. The dividend rate on such shares is initially equal to 3.36% per annum (three month LIBOR plus 1.5%) of the liquidation preference. As permitted under the terms of such preferred, the Company has notified the holder of the Series I Preferred Shares that it will redeem all of the shares on August 29, 2002 for an aggregate redemption price of $14,606.

The Company announced in July 2002 that its Board of Directors had authorized a common stock repurchase program. Under this program, the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $100,000. Actual purchases of stock will vary with market conditions. The size of the stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with the Company’s line of credit providing temporary funding as needed.

In July 2002, the Company finalized the settlement of its insurance claim related to the fire that occurred in 2000 at Avalon at Edgewater. Accordingly, the Company recorded $2,100 of additional business interruption income in the second quarter related to the final settlement. The income recognized in the second quarter combined with the $6,200 in prior quarters brings the total and final amount of business interruption proceeds to $8,300. In addition, the total insurance reimbursement related to capitalized costs was $21,980. The Company has received written confirmation from all participating carriers as to the final settlement amount and expects no further income or adjustments pertaining to this claim.

On August 8, 2002 the Company issued $150,000 in unsecured notes at an effective interest rate of 5.03% which matures in August 2007.

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

We believe apartment communities present an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base results in relatively stable demand over a real estate cycle. We intend to pursue real estate investments in markets where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years. Short-term supply-demand imbalances do occur, however, especially during a cyclical downturn. A number of our markets are experiencing economic contraction due to significant job losses. We do not expect conditions to improve materially until 2003.

With our in-house capabilities and expertise, we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in our target markets. Our ability to identify or pursue attractive opportunities, however, is affected by capital market conditions, including prevailing interest rates, and by the availability of attractively priced opportunities. Given current capital market and real estate market conditions, we are carefully considering the appropriate allocation of capital investment among development and redevelopment communities, the acquisition of existing communities, and stock redemptions/repurchases. See “Liquidity and Capital Resources” and “Future Financing and Capital Needs.”

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

On June 30, 2002, we owned or had an ownership interest in these categories as follows:

	Number of	Number of
	communities	apartment homes

Current Communities
Established Communities:
Northeast	27	7,196
Mid-Atlantic	18	5,154
Midwest	9	2,624
Pacific Northwest	3	907
Northern California	29	8,601
Southern California	11	3,404

Total Established	97	27,886
Other Stabilized Communities:
Northeast	9	2,489
Mid-Atlantic	3	1,268
Midwest	—	—
Pacific Northwest	8	2,152
Northern California	1	288
Southern California	6	2,253

Total Other Stabilized	27	8,450
Lease-Up Communities	8	2,009
Redevelopment Communities	1	781

Total Current Communities	133	39,126

Development Communities	13	3,788

Development Rights	33	9,533

We did not acquire or dispose of any communities between June 30, 2002 and August 1, 2002. As of August 1, 2002, our 133 apartment home communities consisted of 39,126 apartment homes. Of those communities, we owned:

•	a fee simple, or absolute, ownership interest in 109 operating communities, one of which is on land subject to a 149 year land lease;

•	a general partnership interest in two partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest in four partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 17 communities;

•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community; and

•	a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in nine of the Development Communities, a general partnership interest in a limited partnership and a membership interest in a limited liability company that each hold a fee simple interest in a Development Community and a general partnership interest in two partnerships structured as “DownREITs” that each own one community.

In each of the six partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the current AvalonBay common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption. In lieu of cash, we may elect to acquire any unit presented for redemption for one share of our common stock. As of June 30, 2002, there were 1,008,701 units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

We elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and we have not revoked that election. We were incorporated under the laws of the State of California in 1978, and we were reincorporated in the State of Maryland in July 1995. Our principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia, 22314, and our telephone number at that location is (703) 329-6300. We also maintain regional offices and administrative or specialty offices in or near the following cities:

•	Boston, Massachusetts;

•	Chicago, Illinois;

•	Newport Beach, California;

•	New York, New York;

•	San Jose, California;

•	Seattle, Washington;

•	Wilton, Connecticut; and

•	Woodbridge, New Jersey.

Recent Developments

Acquisition, Development and Redevelopment Activities. During the three months ended June 30, 2002, we acquired two communities. The Promenade, located in Burbank, California, contains 400 apartment homes and was acquired for a total price of $70,300,000, which includes the assumption of $33,900,000 of floating rate, tax exempt financing. Avalon Greyrock, located in Stamford, Connecticut, contains 306 apartment homes and was acquired pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated third party for a total acquisition cost of approximately $69,900,000.

We acquired land through the issuance of 102,756 DownREIT partnership units valued at $5,000,000 and cash of $4,781,000. The land parcel, located in Newton, Massachusetts, is the site for the development of Avalon at Newton Highlands which commenced construction during the second quarter. The community is expected to contain 294 apartment homes with a projected total investment of approximately $58,700,000. We also purchased land for a total of $9,663,000 in Saugus, Massachusetts in connection with a development right. We expect to build a community containing 326 apartment homes for a total investment of $59,000,000 on this parcel.

During the three months ended June 30, 2002, we completed the development of four communities, Avalon at Edgewater, (located in Edgewater, New Jersey), Avalon at Freehold (located in Freehold, New

Jersey), Avalon Towers on the Peninsula (located in Mountain View, California) and Avalon Orchards (located in Marlborough, Massachusetts). Avalon at Edgewater contains 408 apartment homes and was completed for a total construction cost of $75,000,000, which reflects the net capitalized cost after consideration of insurance reimbursement related to capitalized costs that totaled $21,980,000. Avalon at Freehold, a 296 apartment home community, was completed for a total investment of $34,400,000. Avalon Towers on the Peninsula contains 211 apartment homes and was completed for a total investment of $66,100,000. Avalon Orchards, a 156 apartment home community, was completed for a total investment of $21,300,000. We also completed the redevelopment of Avalon Bedford (formerly known as Avalon Terrace), located in Stamford, Connecticut. This community, containing 368 apartment homes, was completed for a total investment in redevelopment of $60,900,000 (including $37,500,000 of acquisition cost). We own a 25% equity interest in this community through a joint venture with an institutional investor.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations. See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Results of Operations and Funds From Operations

A comparison of our operating results for the three and six months ended June 30, 2002 and June 30, 2001 follows (dollars in thousands):

	For the three months ended

	6-30-02	6-30-01	$ Change	% Change

Revenue:
Rental income	$158,023	$161,932	$(3,909)	(2.4%)
Management fees	471	318	153	48.1%
Other income	2,291	109	2,182	2,001.8%

Total revenue	160,785	162,359	(1,574)	(1.0%)

Expenses:
Operating expenses, excluding property taxes	43,279	40,831	2,448	6.0%
Property taxes	13,671	12,912	759	5.9%

Total operating expenses	56,950	53,743	3,207	6.0%

Net Operating Income	103,835	108,616	(4,781)	(4.4%)
Interest expense	28,550	25,313	3,237	12.8%
Depreciation expense	35,044	32,161	2,883	9.0%
General and administrative	3,483	3,743	(260)	(6.9%)

Total other expenses	67,077	61,217	5,860	9.6%

Equity in income of unconsolidated entities	301	(178)	479	(269.1%)
Interest income	973	1,461	(488)	(33.4%)
Minority interest of unitholders in consolidated partnerships	(686)	(164)	(522)	318.3%

Income before gain on sale of communities	37,346	48,518	(11,172)	(23.0%)
Gain on sale of communities	—	—	—	—

Net income	37,346	48,518	(11,172)	(23.0%)
Preferred dividends	(5,031)	(9,387)	4,356	(46.4%)

Net income available to common stockholders	$32,315	$39,131	$(6,816)	(17.4%)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the six months ended

	6-30-02	6-30-01	$ Change	% Change

Revenue:
Rental income	$313,202	$317,261	$(4,059)	(1.3%)
Management fees	859	649	210	32.4%
Other income	6,828	206	6,622	3,214.6%

Total revenue	320,889	318,116	2,773	0.9%

Expenses:
Operating expenses, excluding property taxes	85,123	80,631	4,492	5.6%
Property taxes	27,287	25,710	1,577	6.1%

Total operating expenses	112,410	106,341	6,069	5.7%

Net Operating Income	208,479	211,775	(3,296)	(1.6%)
Interest expense	56,093	48,437	7,656	15.8%
Depreciation expense	68,977	63,290	5,687	9.0%
General and administrative	7,177	7,548	(371)	(4.9%)

Total other expenses	132,247	119,275	12,972	10.9%

Equity in income of unconsolidated entities	867	(72)	939	(1,304.2%)
Interest income	2,105	3,277	(1,172)	(35.8%)
Minority interest of unitholders in consolidated partnerships	(1,137)	(489)	(648)	132.5%

Income before gain on sale of communities	78,067	95,216	(17,149)	(18.0%)
Gain on sale of communities	—	4,901	(4,901)	(100.0%)

Net income	78,067	100,117	(22,050)	(22.0%)
Preferred dividends	(10,062)	(19,332)	9,270	(48.0%)

Net income available to common stockholders	$68,005	$80,785	$(12,780)	(15.8%)

Net income available to common stockholders decreased $6,816,000 (17.4%) to $32,315,000 for the three months ended June 30, 2002 and decreased by $12,780,000 (15.8%) to $68,005,000 for the six months ended June 30, 2002 compared to the same periods in 2001. These decreases in net income are primarily attributable to a decline in revenue due to deteriorating market conditions in several of our principal markets as well as increases in interest and depreciation expenses and the absence of asset sales in the first half of 2002.

Net operating income (“NOI”) decreases of $4,781,000 and $3,296,000 for the three and six months ended June 30, 2002 , respectively, as compared to the same periods of 2001 consist of changes in the following categories:

	2002 NOI Increase (Decrease)

	For the three months	For the six months
	ended 6-30-02	ended 6-30-02

Established Communities	$(8,495,000)	$(14,385,000)
Other Stabilized Communities	2,772,000	9,197,000
Communities sold	(4,631,000)	(9,119,000)
Development and Redevelopment Communities	5,138,000	9,349,000
Central operating overhead decrease	435,000	1,662,000

Total net operating income increase	$(4,781,000)	$(3,296,000)

The net operating income decreases in Established Communities were largely due to the effects of the national recession and to the relatively high occupancy and market rents experienced in certain of our submarkets in 2001. Uncharacteristically strong single family home sales during this recession, partially fueled by a low mortgage rate environment, have aggravated a weak demand environment. We expect to continue to experience weak demand during the next few quarters with modest improvement in demand in the middle of 2003, although no assurances regarding this projection can be given.

Rental income decreased due to a decline in overall occupancies as well as rental rates for Established Communities.

Overall Portfolio – The weighted average number of occupied apartment homes decreased to 34,108 apartment homes for the six months ended June 30, 2002 compared to 34,780 apartment homes for the same period in 2001. This change is primarily the result of occupancy declines related to the national recession. The weighted average monthly revenue per occupied apartment home increased to $1,529 in the six months ended June 30, 2002 compared to $1,520 for the same period in 2001.

Established Communities – Rental revenue decreased $7,901,000 (6.2%) for the three months ended June 30, 2002 compared to the same period of 2001. Rental revenue decreased $13,007,000 (5.1%) for the six months ended June 30, 2002 compared to the same period of 2001. The decreases in 2002 are primarily due to declining occupancy, although rental rates also declined. The average economic occupancy decreased from 96.6% for the six months ended June 30, 2001 to 93.2% for the six months ended June 30, 2002. For the six months ended June 30, 2002, the weighted average monthly revenue per occupied apartment home decreased $27 (1.7%) to $1,540 compared to $1,567 for the same period of the preceding year. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied units at contract rates and vacant units at market rents.

Although most of our markets have been affected by the national recession, we have observed the most significant declines in market rents and occupancy in certain Northern California and Northeast sub-markets. The Northern California and Northeast regions account for approximately 32.5% and 31.9% of current Established Community rental revenue, respectively. The declines in rents and occupancy in

Northern California is partially related to volatility in the technology sector that comprises a significant portion of the area’s economy. The decline in the Northeast is primarily the result of job losses in the financial services sector and, with respect to our communities in Northern New Jersey, the disruption of certain transportation nodes adjacent to or located at the former World Trade Center.

Economic occupancy decreased in the Northern California region, from 95.6% for the six months ended June 30, 2001 to 93.4% for the same period of 2002. Economic occupancy decreased in the Northeast region, from 97.8% for the six months ended June 30, 2001 to 92.5% for the same period of 2002. Our largest declines in average occupancy from the first quarter of 2002 to the second quarter of 2002 were also in the Northeast.

Other income increased in the second quarter of 2002 primarily due to the recognition of an additional $2,100,000 in business interruption insurance related to the Edgewater insurance claim which represents the final settlement. For the six months ended 2002, other income increased primarily due to the recognition of $5,800,000 in business interruption insurance related to the Edgewater insurance claim. In addition, we recognized $711,000 in the first quarter of 2002 in construction management fees in connection with the redevelopment of a community owned by a limited liability company in which we have a membership interest.

Operating expenses, excluding property taxes increased primarily due to increases in insurance and abandoned pursuits, offset by a decline in executive separation costs. Insurance expense has increased over the past two years, particularly during 2001 as the insurance and reinsurance markets deteriorated, resulting in higher insurance costs for the entire real estate sector. Our insurance costs increased significantly upon the renewal of our general liability policy on August 1, 2001 and our property coverage on November 1, 2001. In addition, abandoned pursuit costs increased $200,000 compared to the same period of 2001 related to development rights which may not be developed as planned. A decrease in executive separation costs recognized in the second quarter of 2001 due to the departure of a senior executive partially offset the overall increase in operating expenses.

For Established Communities, operating expenses, excluding property taxes and unallocated overhead expenses, increased $431,000 (1.8%) for the three months ended and $972,000 (2.1%) for the six months ended June 30, 2002 compared to the same periods of 2001. These increases are primarily due to the increases in insurance expense discussed above.

Property taxes increased due to higher assessments and the addition of newly developed and redeveloped apartment homes. Property taxes on Development and Redevelopment Communities are capitalized while the community is under construction. We begin to expense these costs as homes within the community receive a certificate of occupancy.

For Established Communities, property taxes increased $193,000 (1.8%) for the three months ended and $440,000 (2.1%) for the six months ended June 30, 2002 compared to the same periods of 2001. These increases are primarily due to higher assessments throughout all regions.

Interest expense increased primarily due to the issuance of $300,000,000 of unsecured notes in September 2001. After consideration of the issuance of $150,000,000 of unsecured notes in August 2002, we expect to issue additional unsecured debt later this year, of which a portion may be used to refinance maturing unsecured debt.

Depreciation expense increased primarily related to acquisitions and completion of development or redevelopment activities. We expect depreciation expense to continue to increase during 2002 as we complete additional development communities.

General and administrative decreased primarily due to a decrease in consulting expense and a reduction in compensation expense due to the retirement of a senior executive in the fourth quarter of 2001, as well as targeted staff reductions and unfilled positions.

Equity in income of unconsolidated entities increased primarily due to the absence in 2002 of a $934,000 valuation allowance recorded in the first half of 2001 for an investment in a technology company accounted for under the cost method.

Interest income decreased due to lower average cash balances invested.

Gain on sale of communities decreased $4,901,000 or 100.0% for the six months ended June 30, 2002 compared to the same period of 2001 due to the lack of asset sales in 2002. Gains on the sale of communities are the result of our strategy to sell communities that do not meet our long-term strategic objectives and redeploy the proceeds to current Development and Redevelopment Communities. The amount of gains realized depend on many factors, including the number of communities sold, the size and carrying value of those communities, and the market conditions in the local area.

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

	For the three months ended		For the six months ended
	(dollars in thousands)		(dollars in thousands)

Funds from Operations	6-30-02	6-30-01	6-30-02	6-30-01

Net income	$37,346	$48,518	$78,067	$100,117
Preferred dividends	(5,031)	(9,387)	(10,062)	(19,332)
Depreciation — real estate assets	34,460	31,377	67,754	61,671
Joint venture adjustments	317	269	638	530
Minority interest expense	405	392	810	783
Gain on sale of communities	—	—	—	(4,901)

Funds from Operations	$67,497	$71,169	$137,207	$138,868

GAAP based Cash Flow Metrics
Net cash provided by operating activities	$89,716	$108,379	$152,710	$172,488

Net cash used in investing activities	$(256,560)	$(111,242)	$(337,869)	$(178,049)

Net cash provided by (used in) financing activities	$173,197	$(40,619)	$121,665	$(37,504)

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

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. For Established and Other Stabilized Communities, we recorded non-revenue generating capitalized expenditures of approximately $132 per apartment home in the six months ended June 30, 2002. The average maintenance expense, including carpet and appliance replacements, related to these communities was $579 per apartment home for the six months ended June 30, 2002 and $597 for the same period in 2001. We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases.

We have expanded our Condensed Consolidated Statement of Cash Flows to include additional information on capital expenditures. For the year ended December 31, 2001, the amounts capitalized (excluding land costs) related to (i) acquisitions, construction and redevelopment, net of dispositions were $243,419,000 (ii) revenue generating expenditures, such as water sub-metering equipment and cable installations were $1,675,000 and (iii) non-revenue generating expenditures were $12,234,000.

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

Cash and cash equivalents totaled $9,492,000 at June 30, 2002, a decrease of $63,494,000 from $72,986,000 at December 31, 2001. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included in this report.

Operating Activities – Net cash provided by operating activities of $152,710,000 was primarily due to operating income from our portfolio of communities.

Investing Activities – Net cash used in investing activities of $337,869,000 in the six months ended June 30, 2002 related to investments in assets through development, redevelopment and acquisition of apartment communities.

During the six months ended June 30, 2002, we invested $375,851,000 in the purchase and development of real estate.

•	We began the development of three new communities. These communities are expected to contain a total of 1,016 apartment homes upon completion, and the total investment, including land acquisition costs, is projected to be approximately $181,400,000. We also completed the development of five new communities containing a total of 1,191 apartment homes for a total investment, including land acquisition cost, of $214,200,000.

•	We completed the redevelopment of two communities containing 1,116 apartment homes for a total investment in redevelopment (excluding acquisition costs) of $44,200,000.

•	We acquired two communities containing 706 apartment homes for a total investment of $140,200,000.

•	We had capital expenditures relating to existing communities’ real estate assets of $4,960,000 and non-real estate capital expenditures of $978,000.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with expectations. See “Risks of Development and Redevelopment” included elsewhere in this report for our discussion of these and other risks inherent in developing or redeveloping communities.

Financing Activities – Net cash provided by financing activities totaled $121,665,000 for the six months ended June 30, 2002, primarily due to the increase in borrowings under our unsecured credit facility.

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

Capital Resources. We intend to match the long-term nature of our real estate assets with long-term cost- effective capital to the extent permitted by prevailing market conditions. Since January 1, 2000, external sources of debt capital used to fund investment activities totaled $800,000,000, representing public sales of unsecured debt. We expect this source of capital to remain available to meet our capital needs, in addition to cash flow from operating activities, for the foreseeable future, although no assurance can be provided that the debt capital markets will remain available or that such debt will be available on attractive terms.

Variable Rate Unsecured Credit Facility

Our unsecured revolving credit facility is furnished by a syndicate of banks and provides up to $500,000,000 in short-term credit. Under the terms of the credit facility, if we elect to increase the facility up to $650,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks an annual facility fee of $750,000 in equal quarterly installments. The unsecured credit facility bears interest at varying levels tied to the London Interbank Offered Rate (“LIBOR”) based on ratings levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.60% per annum (2.44% on August 1, 2002). A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.34% for amounts most recently borrowed under the competitive bid option. At August 1, 2002, $297,700,000 was outstanding, $80,352,000 was used to provide letters of credit and $121,948,000 was available for borrowing under the unsecured credit facility. On August 8, 2002, we settled on the issuance of $150,000,000 of 5 year unsecured notes with an effective rate of 5.03%. The net proceeds of $149,000,000 will be used to repay amounts outstanding on the unsecured facility. The balances at August 1, 2002 do not reflect the application of proceeds from these unsecured notes. We intend to use borrowings under the unsecured credit facility for:

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

Future Financing and Capital Needs

As of June 30, 2002, we had 13 new communities under construction. As of June 30, 2002, a total estimated cost of $275,295,000 remained to be invested in these communities. In addition, we had one other community under reconstruction, for which an estimated $5,083,000 remained to be invested.

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

We have minority interest investments in four technology companies, including Constellation Real Technologies LLC, an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities. Our original commitment to Constellation was $4,000,000. Constellation has proposed a reduction in the aggregate amount of capital commitments from its members. If that proposal is accepted, our revised commitment would fall to $2,600,000. As of August 1, 2002, we have contributed approximately $959,000. In January 2002, we invested an additional $2,300,000 in Realeum, Inc., a company involved in the development and deployment of a property management and leasing automation system. Pursuant to an agreement with Realeum, Inc., we will utilize the property management and leasing automation system in exchange for payments under a licensing arrangement. Realeum, Inc. is negotiating licensing arrangements with other real estate companies unaffiliated with AvalonBay. As of August 1, 2002, the total remaining carrying value of our investments in the four technology companies was $3,748,000. We have no obligation to contribute additional funds, other than the commitment to Constellation described above.

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured credit facility (dollars in thousands):

			Balance Outstanding

Community	All-In interest rate (1)	Principal maturity date	12-31-01	6-30-02

Tax-Exempt Bonds
Fixed Rate
Avalon at Foxchase I	5.88%	Nov-2007	$16,800	$16,800	(2)
Avalon at Foxchase II	5.88%	Nov-2007	9,600	9,600	(2)
Fairway Glen	5.88%	Nov-2007	9,580	9,580	(2)
CountryBrook	7.87%	Mar-2012	18,577	18,361
Waterford	5.88%	Aug-2014	33,100	33,100	(2)
Avalon at Mountain View	5.88%	Mar-2017	18,300	18,300	(2)
Avalon at Dulles	7.04%	Jul-2024	12,360	12,360
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780
Avalon View	7.55%	Aug-2024	18,115	17,935
Avalon at Lexington	6.56%	Feb-2025	14,073	13,931
Avalon at Nob Hill	5.80%	Jun-2025	19,745	19,603	(2)
Avalon at Mission Viejo	5.50%	Jun-2025	7,256	7,205	(2)
Avalon Campbell	6.48%	Jun-2025	36,386	36,073	(2)
Avalon Pacifica	6.48%	Jun-2025	16,505	16,363	(2)
Avalon Knoll	6.95%	Jun-2026	13,193	13,087
Avalon Landing	6.85%	Jun-2026	6,525	6,472
Avalon Fields	7.05%	May-2027	11,454	11,371
Avalon West	7.73%	Dec-2036	8,522	8,492
Avalon Oaks	6.95%	Feb-2041	17,718	17,674

			297,589	296,087
Variable Rate
Avalon at Laguna Niguel		Mar-2009	10,400	10,400
The Promenade		Jan-2010	—	33,900
Avalon Devonshire		Dec-2025	27,305	27,305
Avalon Greenbriar		May-2026	18,755	18,755
Avalon at Fairway Hills I		Jun-2026	11,500	11,500

			67,960	101,860
Conventional Loans
Fixed Rate
$100 Million unsecured notes	7.375%	Sep-2002	100,000	100,000
$50 Million unsecured notes	6.25%	Jan-2003	50,000	50,000
$100 Million unsecured notes	6.50%	Jul-2003	100,000	100,000
$125 Million medium-term notes	6.58%	Feb-2004	125,000	125,000
$100 Million unsecured notes	6.625%	Jan-2005	100,000	100,000
$50 Million unsecured notes	6.50%	Jan-2005	50,000	50,000
$150 Million unsecured notes	6.80%	Jul-2006	150,000	150,000
$110 Million unsecured notes	6.875%	Dec-2007	110,000	110,000
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000
$150 Million medium-term notes	8.25%	Jul-2008	150,000	150,000
$150 Million medium-term notes	7.50%	Aug-2009	150,000	150,000
$200 Million medium-term notes	7.50%	Dec-2010	200,000	200,000
$300 Million medium-term notes	6.625%	Sep-2011	300,000	300,000
Avalon at Pruneyard	7.25%	May-2004	12,870	12,870
Avalon Walk II	8.93%	Aug-2004	12,036	11,894

			1,659,906	1,659,764
Variable Rate
Avalon on the Sound		2002	57,314	36,089

Total indebtedness — excluding unsecured credit facility			$2,082,769	$2,093,800

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Scheduled Maturities

Community	2002	2003	2004	2005	2006	Thereafter

Tax-Exempt Bonds
Fixed Rate
Avalon at Foxchase I	$—	$—	$—	$—	$—	$16,800
Avalon at Foxchase II	—	—	—	—	—	9,600
Fairway Glen	—	—	—	—	—	9,580
CountryBrook	170	417	451	488	528	16,307
Waterford	—	—	—	—	—	33,100
Avalon at Mountain View	—	—	—	—	—	18,300
Avalon at Dulles	—	—	—	—	—	12,360
Avalon at Symphony Glen	—	—	—	—	—	9,780
Avalon View	193	397	425	455	485	15,980
Avalon at Lexington	147	307	326	347	368	12,436
Avalon at Nob Hill	146	308	331	355	380	18,083
Avalon at Mission Viejo	54	112	121	129	139	6,650
Avalon Campbell	324	684	733	786	843	32,703
Avalon Pacifica	147	310	332	356	382	14,836
Avalon Knoll	108	230	246	263	282	11,958
Avalon Landing	55	116	124	132	142	5,903
Avalon Fields	86	180	193	207	222	10,483
Avalon West	31	65	70	75	80	8,171
Avalon Oaks	47	97	104	112	120	17,194

	1,508	3,223	3,456	3,705	3,971	280,224
Variable Rate
Avalon at Laguna Niguel	—	—	—	—	—	10,400
The Promenade	—	—	—	—	—	33,900
Avalon Devonshire	—	—	—	—	—	27,305
Avalon Greenbriar	—	—	—	—	—	18,755
Avalon at Fairway Hills I	—	—	—	—	—	11,500

	—	—	—	—	—	101,860
Conventional Loans
Fixed Rate
$100 Million unsecured notes	100,000	—	—	—	—	—
$50 Million unsecured notes	—	50,000	—	—	—	—
$100 Million unsecured notes	—	100,000	—	—	—	—
$125 Million medium-term notes	—	—	125,000	—	—	—
$100 Million unsecured notes	—	—	—	100,000	—	—
$50 Million unsecured notes	—	—	—	50,000	—	—
$150 Million unsecured notes	—	—	—	—	150,000	—
$110 Million unsecured notes	—	—	—	—	—	110,000
$50 Million unsecured notes	—	—	—	—	—	50,000
$150 Million medium-term notes	—	—	—	—	—	150,000
$150 Million medium-term notes	—	—	—	—	—	150,000
$200 Million medium-term notes	—	—	—	—	—	200,000
$300 Million medium-term notes	—	—	—	—	—	300,000
Avalon at Pruneyard	—	—	12,870	—	—	—
Avalon Walk II	146	315	11,433	—	—	—

	100,146	150,315	149,303	150,000	150,000	960,000
Variable Rate
Avalon on the Sound	36,089	—	—	—	—	—

Total indebtedness — excluding unsecured credit facility	$137,743	$153,538	$152,759	$153,705	$153,971	$1,342,084

(1)	Includes credit enhancement fees, facility fees, trustees, etc.

(2)	Financed by variable rate tax exempt debt, but interest rate is effectively fixed at the rate indicated through a swap agreement. The weighted average maturity of these swap agreements is 4.0 years.

Stock Repurchase Program

In July 2002 we announced that our Board of Directors had authorized a common stock repurchase program. Under this program, we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $100,000,000. Actual purchases of stock will vary with market conditions. The size of the stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with our line of credit providing temporary funding as needed. We have acquired 23,600 shares under this program through August 1, 2002.

Redemption of Preferred Stock

In July 2002, we redeemed all 2,300,000 outstanding shares of our 8.50% Series C Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.1417 in accrued and unpaid dividends, for an aggregate redemption price of $25.1417 per share. The redemption price was funded in part by the sale on July 11, 2002 of 592,000 shares of Series I Cumulative Redeemable Preferred Stock through a private placement to an institutional investor for a purchase price of $25.00 per share. The dividend rate on such shares is initially equal to 3.36% per annum (three month LIBOR plus 1.5%) of the liquidation preference. As permitted under the terms of such preferred, we have notified the holder of the Series I Preferred Shares that we will redeem all of the shares on August 29, 2002 for an aggregate redemption price of $14,606,000.

In addition to the Series I Preferred Stock, we currently have the following two other series of redeemable preferred stock outstanding at an aggregate stated value of $181,692,500. As these series become redeemable, we will evaluate the requirements necessary for such redemptions as well as the cost-effectiveness based on the existing market conditions.

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	August 1, 2002	quarterly	rate	preference	prior to

D	3,267,700	March, June, September,	8.00%	$25	December 15, 2002
		December
H	4,000,000	March, June, September,	8.70%	$25	October 15, 2008
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

Our annual general liability policy and workman’s compensation coverage was renewed on August 1, 2002. Although the insurance coverage provided for in the renewal policies did not materially change from the preceding year, the level of our deductible and premiums costs has increased. We expect a 30% increase in the cost related to these insurance categories for the policy period from August 1, 2002 to July 31, 2003.

Our property coverage will be renewed on November 1, 2002. We expect that our property insurance premium will increase approximately 25% to 50% over last year’s renewal.

Critical Accounting Policies

Our accounting policies are in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. Below is a discussion of accounting policies which we consider critical in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain. Additional discussion of accounting policies which we consider significant, including further discussion of the critical accounting policies described below, can be found in the Notes to our Condensed Consolidated Financial Statements.

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

Revenue Recognition

Rental income related to leases is recognized on an accrual basis when due from residents in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” In accordance with our standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease – generally one year.

Real Estate

If there is an event or change in circumstance that indicates an impairment in the value of a community, our policy is to assess the impairment by making a comparison of the current and projected operating cash flows of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flows of the community, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. We have not recognized an impairment loss in 2002 or 2001 on any real estate.

Investments in Technology Companies

We account for our investments in technology companies in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” If there is an event or change in circumstance that indicates a loss in the value of an investment, our policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if we could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. Due to the nature of these investments, an impairment in value can be difficult to determine.

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

Development Communities

As of June 30, 2002, we had 13 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,788 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $712,700,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

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

		Number of	Budgeted			Estimated	Estimated
		apartment	cost (1)	Construction	Initial	completion	stabilization
		homes	($ millions)	start	occupancy (2)	date	date (3)

1.	Avalon on Stamford Harbor
	Stamford, CT	323	$60.7	Q3 2000	Q1 2002	Q1 2003	Q3 2003
2.	Avalon at Cahill Park
	San Jose, CA	218	$50.5	Q4 2000	Q4 2001	Q4 2002	Q2 2003
3.	Avalon Riverview I
	Long Island City, NY	372	$97.5	Q4 2000	Q2 2002	Q4 2002	Q2 2003
4.	Avalon at Mission Bay North
	San Francisco, CA	250	$79.5	Q1 2001	Q4 2002	Q1 2003	Q3 2003
5.	Avalon Ledges
	Weymouth, MA	304	$37.7	Q2 2001	Q2 2002	Q4 2002	Q2 2003
6.	Avalon at Arlington Square II
	Arlington, VA	332	$43.9	Q3 2001	Q2 2002	Q3 2002	Q2 2003
7.	Avalon at Flanders Hill
	Westborough, MA	280	$38.4	Q3 2001	Q2 2002	Q2 2003	Q4 2003
8.	Avalon New Canaan (4)
	New Canaan, CT	104	$27.2	Q3 2001	Q2 2002	Q4 2002	Q2 2003
9.	Avalon at Rock Spring (4)
	North Bethesda, MD	386	$45.9	Q4 2001	Q1 2003	Q3 2003	Q1 2004
10.	Avalon at Gallery Place I (5)
	Washington, DC	203	$50.0	Q4 2001	Q3 2003	Q4 2003	Q2 2004
11.	Avalon at Glendale Court
	Glendale, CA	223	$40.4	Q1 2002	Q2 2003	Q1 2004	Q3 2004
12.	Avalon at Grosvenor Station (6)
	North Bethesda, MD	499	$82.3	Q1 2002	Q3 2003	Q4 2004	Q2 2005
13.	Avalon at Newton Highlands (6)
	Newton, MA	294	$58.7	Q2 2002	Q3 2003	Q1 2004	Q3 2004

	Total	3,788	$712.7

(1)	Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of construction.

(4)	This community is owned by a limited liability company or limited partnership in which we are a majority equity holder. The costs reflected above exclude construction and management fees due to us.

(5)	The total budgeted costs for this community excludes approximately $4,000,000 of proceeds that we estimate we will receive upon a sale of transferable development rights associated with the development of the community. These rights do not become transferable until construction completion and there can be no assurance that the projected amount of proceeds will be achieved.

(6)	The community is owned by a DownREIT partnership in which a wholly-owned subsidiary of AvalonBay is the partner with a majority interest.

During the period between June 30, 2002 and August 1, 2002, construction began on two Development Rights, one in Saugus, Massachusetts and one in Glen Cove, New York. When completed, we expect these communities to add 582 apartment homes to our portfolio at a total investment of $130,000,000.

Redevelopment Communities

As of June 30, 2002, we had one community under redevelopment. We expect the total budgeted cost to complete this community, including the cost of acquisition and redevelopment, to be approximately $154,500,000, of which approximately $20,600,000 is the additional capital invested or expected to be invested above the original purchase cost. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedules for reconstruction completion, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.

The following presents a summary of this Redevelopment Community:

			Budgeted Cost
			($ millions)
		Number of					Estimated
		apartment	Acquisition	Total	Reconstruction	Reconstruction	restabilized
		homes	cost	cost (1)	start	completion (2)	operations (3)

1.	Avalon at Prudential Center
	Boston, MA	781	$133.9	$154.5	Q4 2000	Q4 2002	Q2 2003
	Total	781	$133.9	$154.5

(1)	Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, determined in accordance with GAAP including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees.

(2)	Reconstruction completion dates are estimates.

(3)	Restabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of reconstruction.

Development Rights

As of June 30, 2002, we are considering the development of 33 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest, or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for nine of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 9,533 upscale apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however we cannot guarantee a recovery. To recognize the possibility of such loss, we recognize a charge to expense to provide an allowance for unrecoverable capitalized pre-development costs that may be written off if we determine that a pre-development community is unlikely to be developed. The determination of a charge to expense relative to pursuits involves management judgment regarding the probability that a pursuit will not proceed to development. The amount charged to expense and reflected in the accompanying Condensed Consolidated Financial Statements related to possible abandoned pursuits was $1,400,000 and $1,200,000 for the six months ended June 30, 2002 and 2001, respectively. At August 1, 2002 there were cumulative capitalized costs (including legal fees, design fees and related overhead costs) of $29,214,000 and land costs (consisting of original cost and additional carrying costs) of $64,875,000, related to the pursuit of Development Rights.

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

We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or

•	if we undertake construction of any particular community, that we will complete construction at the total budgeted cost assumed in the financial projections below.

The following presents a summary of the 33 Development Rights at June 30, 2002:

				Total
			Estimated	budgeted
			number	costs
	Location		of homes	($ millions)

1.	Saugus, MA	(1)	326	59
2.	Glen Cove, NY	(1)	256	71
3.	Lawrence, NJ		312	43
4.	Plymouth, MA		175	34
5.	Darien, CT	(2)	189	39
6.	North Potomac, MD		520	69
7.	Coram, NY		450	65
8.	Orange, CT	(2)	168	21
9.	Danbury, CT	(2)	234	36
10.	Andover, MA		115	21
11.	New York, NY	(3)	363	138
12.	Danvers & Peabody, MA		387	63
13.	Washington, D.C	(2)	144	30
14.	Hingham, MA		232	44
15.	Seattle, WA	(2)	154	50
16.	Kirkland, WA		211	50
17.	Los Angeles, CA	(2)	309	59
18.	Oakland, CA	(2)	180	40
19.	Greenburgh, NY Phase II and III		766	139
20.	Norwalk, CT		314	63
21.	Bedford, MA		139	21
22.	San Francisco, CA		303	106
23.	Cohasset, MA		200	42
24.	Milford, CT		284	35
25.	New Rochelle, NY Phase II and III		588	144
26.	Long Island City, NY Phase II and III		552	162
27.	Long Beach, CA		302	57
28.	Bellevue, WA		368	71
29.	Los Angeles, CA		167	47
30.	Stratford, CT		146	18
31.	Camarillo, CA		253	43
32.	Wilton, CT		106	24
33.	College Park, MD		320	44

	Totals		9,533	$1,948

(1)	At June 30, 2002, we owned land, but construction had not yet begun. Construction commenced on this community subsequent to June 30, 2002. At August 1, 2002, this community is classified as a Development Community.

(2)	Company owns land, but construction has not yet begun.

(3)	Estimated Budgeted Cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a community facility.

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

Capitalized Interest

In accordance with GAAP, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy. Interest that is incurred thereafter and allocated to a completed apartment home within the community is expensed. Capitalized interest totaled $8,020,000 for the three months ended June 30, 2002 and $16,671,000 for the six months ended June 30, 2002. Capitalized interest totaled $6,522,000 for the three months ended June 30, 2001 and $12,119,000 for the six months ended June 30, 2001.

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

The Company held its 2002 Annual Meeting of Stockholders on May 7, 2002. The stockholders voted to elect Bryce Blair, Bruce A. Choate, John J. Healy, Jr., Gilbert M. Meyer, Lance R. Primis, Allan D. Schuster, Charles D. Peebler, Jr. and Amy P. Williams to serve as directors of the Company until the 2003 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

57,647,394 votes were cast for and 66,652 votes were withheld from the election of Mr. Blair.

56,946,312 votes were cast for and 767,734 votes were withheld from the election of Mr. Choate.

57,641,389 votes were cast for and 72,657 votes were withheld from the election of Mr. Healy.

56,656,125 votes were cast for and 1,057,921 votes were withheld from the election of Mr. Meyer

57,646,412 votes were cast for and 67,634 votes were withheld from the election of Mr. Primis.

56,966,826 votes were cast for and 747,220 votes were withheld from the election of Mr. Schuster.

57,645,485 votes were cast for and 68,561 votes were withheld from the election of Mr. Peebler.

56,966,635 votes were cast for and 747,411 votes were withheld from the election of Ms. Williams.

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	—	Bylaws of the Company, as amended and restated, dated as of July 24, 1998. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 14, 1998.)

3(ii).2	—	Amendment to Bylaws of the Company, dated February 10, 1999. (Incorporated by reference to Exhibit 3(ii).2 to Form 10-K of the Company filed March 31, 1999.)

3(ii).3	—	Amendment to Bylaws of the Company, dated May 5, 1999. (Incorporated by reference to Exhibit 3(ii).3 to Form 10-Q of the Company filed on August 16, 1999.)

3(ii).3	—	Articles Supplementary, dated as of July 9, 2002, relating to the Series I Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed July 15, 2002.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K dated September 18, 1995.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K filed January 26, 1998.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K filed on January 26, 1998.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21, 1998.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Third Supplemental Indenture, dated as of December 21, 1998 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on December 21, 1998.)

4.9	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.10	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form 3-S of the Company, File No. 333-87063.)

4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

12.1†	—	Statements re: Computation of Ratios.

(b) Reports on Form 8-K

On May 31, 2002, the Company filed a Report on Form 8-K to disclose, under Item 4, a change in the Company’s certifying accountant from Arthur Andersen LLP to Ernst & Young LLP. The decision to change accountants was recommended by the Company’s Audit Committee and unanimously approved by the Company’s Board of Directors.

On June 13, 2002, the Company filed a Report on Form 8-K to disclose, under Item 5, that the Company published and mailed notice that it will redeem all outstanding shares of its 8.50% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) on July 12, 2002 at a price of $25.00 per share, plus $0.1417 in accrued and unpaid dividends to the redemption date, for an aggregate redemption price of $25.1417 per share of the Series C Preferred Stock.

On June 18, 2002 and June 19, 2002, the Company filed Reports on Form 8-K to furnish, under Item 9, information that the Company would make presentations to current and prospective stockholders and other persons and institutions who may be interested in AvalonBay and its business, finances or securities. Materials attached to the reports disclosed in all materials respects the presentations that were made on June 18, 2002 and June 19, 2002.

† filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: August 14, 2002	/s/ Bryce Blair Bryce Blair Chief Executive Officer and President

Date: August 14, 2002	/s/ Thomas J. Sargeant Thomas J. Sargeant Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)