Form 10-Q
period 2002-09-30
AVALONBAY COMMUNITIES INC
filed 2002-11-15
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 1-12672

AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	77-0404318 (I.R.S. Employer Identification No.)

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

68,567,138 shares outstanding as of November 1, 2002

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Page

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001 (audited)	1

Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and nine months ended September 30, 2002 and 2001	2

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2002 and 2001	3-4

Notes to Condensed Consolidated Financial Statements (unaudited)	5-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 2. Changes in Securities	42

Item 3. Defaults Upon Senior Securities	43

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 5. Other Information	43

Item 6. Exhibits and Reports on Form 8-K	43-45

Signatures	46

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	47-48

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9-30-02	12-31-01
	(unaudited)	(audited)

ASSETS
Real estate:
Land	$912,658	$821,808
Buildings and improvements	3,909,507	3,432,330
Furniture, fixtures and equipment	125,431	112,378

	4,947,596	4,366,516
Less accumulated depreciation	(545,525)	(440,259)

Net operating real estate	4,402,071	3,926,257
Construction in progress (including land)	326,428	433,944
Communities held for sale, net	30,050	30,642

Total real estate, net	4,758,549	4,390,843

Cash and cash equivalents	3,285	72,990
Cash in escrow	10,884	49,965
Resident security deposits	21,682	20,370
Investments in unconsolidated real estate joint ventures	14,821	15,066
Deferred financing costs, net	18,743	20,357
Deferred development costs, net	31,998	26,038
Participating mortgage notes	21,483	21,483
Prepaid expenses and other assets	38,365	47,177

Total assets	$4,919,810	$4,664,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,685,000	$1,635,000
Variable rate unsecured credit facility	273,000	—
Mortgage notes payable	457,948	447,769
Dividends payable	52,370	49,007
Payables for construction	38,859	43,656
Accrued expenses and other liabilities	59,172	51,627
Accrued interest payable	22,759	38,841
Resident security deposits	32,600	28,641

Total liabilities	2,621,708	2,294,541

Minority interest of unitholders in consolidated partnerships	74,181	55,193
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both September 30, 2002 and December 31, 2001; 7,267,700 and 9,567,700 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	73	96
Common stock, $.01 par value; 140,000,000 shares authorized at both September 30, 2002 and December 31, 2001; 69,398,518 (net of 39,602 held in treasury) and 68,713,384 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	694	687
Additional paid-in capital	2,301,500	2,333,241
Deferred compensation	(8,934)	(7,489)
Dividends in excess of accumulated earnings	(55,517)	(3,497)
Accumulated other comprehensive loss	(13,895)	(8,483)

Total stockholders’ equity	2,223,921	2,314,555

Total liabilities and stockholders’ equity	$4,919,810	$4,664,289

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended

	9-30-02	9-30-01	9-30-02	9-30-01

Revenue:
Rental income	$159,997	$160,772	$469,572	$474,095
Management fees	233	336	1,092	985
Other income	128	111	6,955	317

Total revenue	160,358	161,219	477,619	475,397

Expenses:
Operating expenses, excluding property taxes	46,635	41,569	130,759	121,127
Property taxes	14,443	13,200	41,484	38,657
Interest expense	31,817	26,693	87,901	75,120
Depreciation expense	36,942	31,802	105,223	94,369
General and administrative expense	3,042	3,421	10,220	10,969

Total expenses	132,879	116,685	375,587	340,242

Equity in income of unconsolidated entities	(98)	599	769	527
Interest income	909	1,599	3,013	4,875
Minority interest in consolidated partnerships	(674)	(34)	(1,811)	(522)

Income before gain on sale of communities	27,616	46,698	104,003	140,035
Gain on sale of communities	—	39,098	—	43,999

Income from continuing operations	27,616	85,796	104,003	184,034
Income from discontinued operations	1,095	872	2,773	2,751

Net income	28,711	86,668	106,776	186,785
Dividends attributable to preferred stock	(4,026)	(7,439)	(14,087)	(26,771)

Net income available to common stockholders	$24,685	$79,229	$92,689	$160,014

Other comprehensive loss:
Cumulative effect of change in accounting principle	—	—	—	(6,412)
Unrealized loss on cash flow hedges	(3,738)	(5,447)	(5,412)	(5,551)

Other comprehensive income (loss)	(3,738)	(5,447)	(5,412)	(11,963)

Other comprehensive income	$20,947	$73,782	$87,277	$148,051

Dividends declared per common share	$0.70	$0.64	$2.10	$1.92

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.34	$1.15	$1.30	$2.33
Discontinued operations	0.02	0.01	0.04	0.04

Net income available to common stockholders	$0.36	$1.16	$1.34	$2.37

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.33	$1.13	$1.28	$2.28
Discontinued operations	0.02	0.01	0.04	0.04

Net income available to common stockholders	$0.35	$1.14	$1.32	$2.32

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended

	9-30-02	9-30-01

Cash flows from operating activities:
Net income	$106,776	$186,785
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	105,223	94,369
Depreciation expense from discontinued operations	695	1,086
Amortization of deferred financing costs	2,931	2,729
Amortization of deferred compensation	3,137	2,105
Income allocated to minority interest in consolidated partnerships	1,811	522
Gain on sale of communities	—	(43,999)
Increase in cash in operating escrows	(849)	(616)
Decrease in resident security deposits, accrued interest receivable on participating mortgage notes, prepaid expenses and other assets	8,123	1,948
Decrease in accrued expenses, other liabilities and accrued interest payable	(7,695)	(4,140)

Net cash provided by operating activities	220,152	240,789

Cash flows used in investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(360,571)	(310,708)
Acquisition of real estate assets	(106,300)	(28,300)
Capital expenditures — existing real estate assets	(8,147)	(6,154)
Capital expenditures — non-real estate assets	(1,066)	(3,623)
Proceeds from sale of communities, net of selling costs	—	175,257
Increase (decrease) in payables for construction	(4,797)	16,819
Decrease (increase) in cash in section 1031 exchange escrows	39,930	(60,858)
Decrease (increase) in investments in unconsolidated real estate joint ventures	245	(916)

Net cash used in investing activities	(440,706)	(218,483)

Cash flows from financing activities:
Issuance of common stock, net of repurchase	19,489	45,810
Issuance of preferred stock, net of related costs	14,444	—
Redemption of preferred stock and related costs	(72,041)	(111,472)
Dividends paid	(155,082)	(152,398)
Net borrowings under unsecured credit facility	273,000	—
Issuance or assumption of mortgage notes payable	35,707	71,014
Repayments of mortgage notes payable	(25,528)	(21,475)
Proceeds from sale of unsecured notes, net of repayments	50,000	300,000
Payment of deferred financing costs	(1,317)	(8,406)
Contributions from (distributions to) minority partners	12,177	(1,299)

Net cash provided by financing activities	150,849	121,774

Net increase (decrease) in cash and cash equivalents	(69,705)	144,080
Cash and cash equivalents, beginning of period	72,990	57,313

Cash and cash equivalents, end of period	$3,285	$201,393

Cash paid during year for interest, net of amount capitalized	$97,705	$79,975

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

     During the nine months ended September 30, 2002:

•	the Company issued 102,756 units of limited partnership interest in DownREIT partnerships valued at $5,000 in connection with the formation of a DownREIT partnership and the acquisition by that partnership of land. See Note 1 of the Condensed Consolidated Financial Statements for a description of DownREIT partnerships.

•	As described in Note 4 of the Condensed Consolidated Financial Statements, 141,718 shares of common stock were issued, 12,207 shares were withheld to satisfy employees’ tax withholding liabilities, and 6,570 shares were forfeited, for a net value of $6,000.

•	the Company recorded a liability and a corresponding charge to other comprehensive loss of $5,412 to adjust the Company’s Hedged Derivatives (as defined in Note 5 of the Condensed Consolidated Financial Statements) to their fair value.

•	Common and preferred dividends declared but not paid totaled $52,370.

     During the nine months ended September 30, 2001:

•	the Company issued 619 units of limited partnership interest in DownREIT partnerships valued at $30 as consideration for acquisitions of apartment communities that were acquired pursuant to the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party.

•	762 units of limited partnership interest, valued at $36, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	186,877 shares of common stock were issued and 18,449 shares were forfeited, for a net value of $8,163.

•	the Company recorded a liability and a corresponding charge to other comprehensive loss of $11,963 to adjust the Company’s Hedged Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $50,814.

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

At September 30, 2002, the Company owned or held a direct or indirect ownership interest in 134 operating apartment communities containing 39,458 apartment homes in eleven states and the District of Columbia, of which one community containing 781 apartment homes was under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 14 communities under construction that are expected to contain an aggregate of 4,038 apartment homes when completed. The Company also owned a direct or indirect ownership interest in rights to develop an additional 36 communities that, if developed in the manner expected, will contain an estimated 9,907 apartment homes.

     During the three months ended September 30, 2002:

•	The Company completed the development of Avalon at Arlington Square II, the second phase of a two-phase community, located in Arlington, Virginia. Avalon at Arlington Square II is a garden-style community containing 332 apartment homes and was completed for a total investment of $42,600.

•	The Company commenced development of two communities in the Northeast region, Avalon at Steven’s Pond, located in the greater Boston, Massachusetts area, and Avalon at Glen Cove South, located in Long Island, New York. These communities are expected to contain a total of 582 apartment homes with a projected combined total investment of approximately $117,400.

•	The Company purchased two parcels of land for a total of $4,938 in connection with development rights. The Company expects that if the parcels are developed as planned they would be the sites for a total of two communities containing 254 apartment homes at a total investment of $45,000.

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

The Company has minority interest investments in four technology companies. The Company accounts for these unconsolidated entities in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company applies the equity method of accounting to one of these investments. The remaining investments are accounted for under the cost method of accounting. As of September 30, 2002, the aggregate carrying value of the Company’s investment in these four companies was $2,965. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. The Company recorded a loss of $456 during the three months ended September 30, 2002 related to a reduction in value of one of these investments. This valuation adjustment is included in equity in income of unconsolidated entities on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.

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

The following reconciles total revenue in conformity with GAAP to total revenue adjusted to state concessions on a cash basis for the three and nine months ended September 30, 2002 and 2001.

	For the three months ended		For the nine months ended

	9-30-02	9-30-01	9-30-02	9-30-01

Total revenue (GAAP basis)	$160,358	$161,219	$477,619	$475,397
Concessions amortized	2,999	999	7,065	2,202
Concessions granted	(5,599)	(1,573)	(11,655)	(3,895)

Total revenue adjusted to state concessions on a cash basis	$157,758	$160,645	$473,029	$473,704

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development of these communities is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. The accompanying Condensed Consolidated Financial Statements include a charge to expense to provide an allowance for potentially unrecoverable deferred development costs.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.

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

	For the three months ended		For the nine months ended

	9-30-02	9-30-01	9-30-02	9-30-01

Basic and Diluted shares outstanding
Weighted average common shares — basic	69,154,045	68,100,249	68,940,901	67,652,285
Weighted average DownREIT units outstanding	1,018,448	671,083	983,443	670,992
Effect of dilutive securities	877,206	1,344,541	1,019,697	1,298,254

Weighted average common shares and DownREIT units — diluted	71,049,699	70,115,873	70,944,041	69,621,531

Calculation of Earnings per Share — Basic
Net income available to common stockholders	$24,685	$79,229	$92,689	$160,014

Weighted average common shares — basic	69,154,045	68,100,249	68,940,901	67,652,285

Earnings per common share — basic	$0.36	$1.16	$1.34	$2.37

Calculation of Earnings per Share — Diluted
Net income available to common stockholders	$24,685	$79,229	$92,689	$160,014
Add: Minority interest of DownREIT unitholders in consolidated partnerships	406	393	1,216	1,176

Adjusted net income available to common stockholders	$25,091	$79,622	$93,905	$161,190

Weighted average common shares and DownREIT units — diluted	71,049,699	70,115,873	70,944,041	69,621,531

Earnings per common share — diluted	$0.35	$1.14	$1.32	$2.32

Certain options to purchase shares of common stock in the amounts of 1,480,294 and 62,602 were outstanding during the three and nine months ended September 30, 2002, respectively, and 1,000 and 15,269 were outstanding during the three and nine months ended September 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period.

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

Discontinued Operations

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the primary assets and liabilities and the results of operations of any communities which have been sold during 2002, or otherwise qualify as held for sale as of September 30, 2002, be presented as discontinued operations in the Company’s Condensed Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation and interest expense. In addition, the net gain or loss on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. This change in presentation will not have any impact on the Company’s financial condition or net income. Real estate assets held for sale will continue to be measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in the Company’s Condensed Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

Reclassifications

Certain reclassifications have been made to amounts in prior periods’ financial statements to conform with current period presentations.

2.   Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $6,733 and $7,221 for the three months ended September 30, 2002 and 2001, respectively, and $23,404 and $19,340 for the nine months ended September 30, 2002 and 2001, respectively.

3.   Notes Payable, Unsecured Notes and Credit Facility

Mortgage notes payable are collateralized by certain apartment communities. Mortgage notes payable, excluding a short-term construction loan, mature at various dates from May 2004 through February 2041. The weighted average interest rate of the Company’s variable rate notes and unsecured credit facility, including the effect of certain financing related fees, was 3.1% at September 30, 2002. The weighted average interest rate of the Company’s fixed rate mortgage notes (conventional and tax-exempt) was 6.7% at September 30, 2002. The Company’s notes payable, unsecured notes payable and credit facility are summarized as follows:

	9-30-02	12-31-01

Fixed rate unsecured notes	$1,685,000	$1,635,000
Fixed rate mortgage notes payable — conventional and tax-exempt (1)	319,999	322,495
Variable rate mortgage notes payable — tax-exempt	101,860	67,960

Total notes payable and unsecured notes	2,106,859	2,025,455
Variable rate secured short term construction loan	36,089	57,314
Variable rate unsecured credit facility	273,000	—

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,415,948	$2,082,769

(1)	Includes approximately $166,000 of variable rate notes in both periods effectively fixed through hedged derivatives, as described in Note 5.

     Scheduled payments and maturities of notes payable and unsecured notes outstanding at September 30, 2002 are as follows:

			Unsecured	Interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes

2002	$802	$36,089	$—	—
2003	3,538	—	50,000	6.250%
			100,000	6.500%
2004	3,456	24,303	125,000	6.580%
2005	3,705	—	100,000	6.625%
			50,000	6.500%
2006	3,971	—	150,000	6.800%
2007	4,257	35,980	110,000	6.875%
			150,000	5.000%
2008	4,565	—	50,000	6.625%
			150,000	8.250%
2009	4,895	10,400	150,000	7.500%
2010	5,246	33,900	200,000	7.500%
2011	5,626	—	300,000	6.625%
Thereafter	219,655	57,560	—

	$259,716	$198,232	$1,685,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments. On August 8, 2002 the Company issued $150,000 in unsecured notes at an effective interest rate of 5.03% which matures in August 2007. On September 16, 2002, $100,000 in unsecured notes matured and were paid including the balance of accrued interest.

The Company has a $500,000 revolving variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks, which had $273,000 outstanding and $81,851 in letters of credit on September 30, 2002. Under the terms of the unsecured credit facility, if the Company elects to increase the facility up to $650,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of $750 in equal quarterly installments. The unsecured credit facility bears interest at varying levels tied to the London Interbank Offered Rate (“LIBOR”) based on rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.60% per annum (2.42% on September 30, 2002). Pricing could vary if there is a change in rating by the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $400,000. The Company is subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein. The existing facility matures in May 2005 assuming exercise of a one-year renewal option by the Company.

4.   Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the nine months ended September 30, 2002:

					Dividends in	Accumulated
			Additional		excess of	other
	Preferred	Common	paid-in	Deferred	accumulated	comprehensive	Stockholders'
	Stock	Stock	capital	compensation	earnings	income	equity

Stockholders’ equity, December 31, 2001	$96	$687	$2,333,241	$(7,489)	$(3,497)	$(8,483)	$2,314,555
Net income	—	—	—	—	106,776	—	106,776
Unrealized loss on cash flow hedges	—	—	—	—	—	(5,412)	(5,412)
Dividends declared to common and preferred stockholders	—	—	—	—	(158,445)	—	(158,445)
Issuance of Common Stock (net of repurchase and treasury shares withheld)	—	7	25,833	(4,582)	(351)	—	20,907
Issuance of Preferred Stock (net)	6	—	14,438	—	—	—	14,444
Redemption of Preferred Stock	(29)	—	(72,012)	—	—	—	(72,041)
Amortization of deferred compensation	—	—	—	3,137	—	—	3,137

Stockholders’ equity, September 30, 2002	$73	$694	$2,301,500	$(8,934)	$(55,517)	$(13,895)	$2,223,921

During the nine months ended September 30, 2002, the Company (i) issued 585,793 shares of common stock in connection with stock options exercised, (ii) issued 141,718 shares in connection with stock grants to employees of which 80% are restricted, (iii) had forfeitures of 6,570 shares of restricted stock grants to employees and (iv) withheld 12,207 shares to satisfy the employees’ tax withholding liabilities related to the vesting of restricted stock.

In addition, the Company announced in July 2002 that its Board of Directors had authorized a common stock repurchase program. Under this program, the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $100,000. Actual purchases of stock will vary with market conditions. The size of the stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with the Company’s line of credit providing temporary funding as needed. As of September 30, 2002, the Company had repurchased 23,600 shares through this program.

On July 12, 2002, the Company redeemed at par all 2,300,000 outstanding shares of its 8.50% Series C Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.1417 in accrued and unpaid dividends, for an aggregate redemption price of $25.1417 per share. The redemption price was funded in part by the sale on July 11, 2002 of 592,000 shares of Series I Cumulative Redeemable Preferred Stock through a private placement to an institutional investor for a net purchase price of $14,504. The dividend rate on such shares was equal to 3.36% per annum (three month LIBOR plus 1.5%) of the liquidation preference. As permitted under the terms of such preferred stock, the Company redeemed all of the Series I Preferred Shares on August 29, 2002 for an aggregate redemption price of $14,609 including accrued dividends of $68.

Dividends per common share for the nine months ended September 30, 2002 and 2001 were $2.10 and $1.92 per share, respectively. In the nine months ended September 30, 2002 and 2001, average dividends per all non-redeemed preferred shares were $1.57 and $1.61 per share, respectively. For the nine months ended September 30, 2002 and 2001, dividends for preferred shares redeemed were $0.92 and $1.00 per share, respectively.

5.   Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an amendment of Statement 133,” was adopted by the Company on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that a change in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recorded through the income statement. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceeds the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings.

The Company has historically used interest rate swap agreements to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds. In August 2002, one of the swap agreements matured, and was replaced with a five year interest rate cap agreement (collectively, with the swap agreements, the “Hedged Derivatives”). The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt. The Hedged Derivatives are not held for trading or other speculative purposes. As of September 30, 2002, the effect of Hedged Derivatives is to fix $166,000 of the Company’s tax-exempt debt at a weighted average interest rate of 5.9% with an average maturity of 3.9 years. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk.

The credit risk is the risk of a counterparty not performing under the terms of the Hedged Derivatives. The counterparties to these Hedged Derivatives are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. The Company monitors the credit ratings of counterparties and the amount of the Company’s debt subject to Hedged Derivatives with any one party. Therefore, the Company believes the likelihood of realizing material losses from counterparty non-performance is remote.

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

The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133. When entering into hedging transactions, the Company documents the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy. The Company assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting cash flows of hedged items. In accordance with SFAS No. 133, the Company records all changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. For example, the reduction in fair value on a cash flow hedge due to the periodic payment of interest under the Hedged Derivatives is recorded in earnings each period. The combination of this expense with the lower interest expense the Company expects to pay on the underlying floating rate debt should result in overall interest expense equal to the contractually fixed amount resulting from the fixed rate swaps. In all situations where hedge accounting is discontinued, the derivative will be carried at fair value with changes in its fair value recognized in income. Upon the termination of a hedging relationship, the amount in other comprehensive income will be amortized over the remaining life of the hedged cash flows.

At January 1, 2001, in accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect adjustment of $6,412 to other comprehensive loss to recognize at fair value all of the derivatives that are designated as cash flow hedging instruments. Through September 30, 2001, the Company recorded additional unrealized losses to other comprehensive loss of $6,079 to adjust the Hedged Derivatives to their fair value. In connection with the sale of a community during the first quarter of 2001, a Swap Agreement with a fair value of $528 was transferred to the new owner. Through September 30, 2002, the Company recorded unrealized losses to other comprehensive loss of $5,412 to adjust the Hedged Derivatives to their fair value. Hedge ineffectiveness did not have a material impact on earnings and the Company does not anticipate that it will have a material effect in the future. The fair values of the obligations under the Hedged Derivatives are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.

6.   Investments in Unconsolidated Real Estate Entities

The Company accounts for investments in unconsolidated real estate entities in accordance with Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures” and APB Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it owns greater than 20% of the equity value and has significant and disproportionate influence over that entity. At September 30, 2002, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:

•	a 50% limited liability company membership interest in a limited liability company that owns the Falkland Chase community;

•	a 49% general partnership interest in a partnership that owns the Avalon Run community;

•	a 50% limited liability company membership interest in a limited liability company that owns the Avalon Grove community; and

•	a 25% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in a limited liability company that owns the Avalon Bedford community.

The following is a combined summary of the financial position of these entities as of the dates presented:

	(Unaudited)

	9-30-02	12-31-01

Assets:
Real estate, net	$137,010	$136,679
Other assets	6,078	10,886

Total assets	$143,088	$147,565

Liabilities and partners’ equity:
Mortgage notes payable	$47,195	$47,195
Other liabilities	3,923	5,172
Partners’ equity	91,970	95,198

Total liabilities and partners’ equity	$143,088	$147,565

The following is a combined summary of the operating results of these entities for the periods presented:

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)

	9-30-02	9-30-01	9-30-02	9-30-01

Rental income	$6,989	$7,384	$20,924	$21,621
Other income	5	31	45	141
Operating and other expenses	(2,605)	(2,375)	(7,123)	(6,864)
Mortgage interest expense	(455)	(621)	(1,553)	(1,965)
Depreciation expense	(1,237)	(1,098)	(3,633)	(3,137)

Net income	$2,697	$3,321	$8,660	$9,796

The financial position and operating results in the tables on the prior page for the three and nine months ended September 30, 2002 reflect reclassifications made to amounts in prior periods’ financial statements to conform with current period presentations. The Company also holds a 25% limited liability company membership interest in the limited liability company that owns Avalon on the Sound, which is presented on a consolidated basis in the financial statements in accordance with GAAP due to the Company’s control over that entity.

7.   Discontinued Operations — Communities Held for Sale

The Company has a policy of disposing of assets that are not consistent with its long-term investment criteria when market conditions are favorable. In connection with this strategy, the Company solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal. During the nine months ended September 30, 2002, the Company did not sell any communities. The Company sold four communities containing 1,934 homes for net proceeds of $167,100 during the nine months ended September 30, 2001.

As of September 30, 2002, the Company had one community classified as held for sale under the provisions of SFAS No. 144. Accordingly, certain reclassifications have been made in prior periods to reflect the results of operations for this community as discontinued operations, consistent with current period presentation. The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)

	9-30-02	9-30-01	9-30-02	9-30-01

Rental income	$1,759	$2,050	$5,387	$5,989
Operating and other expenses	(658)	(807)	(1,903)	(2,134)
Interest expense	(6)	(8)	(16)	(18)
Depreciation expense	—	(363)	(695)	(1,086)

Income from discontinued operations	$1,095	$872	$2,773	$2,751

This community, located in the Boston, Massachusetts area and containing 277 apartment homes, had a carrying value of $30,050 at September 30, 2002. In addition, the Company’s Condensed Consolidated Balance Sheets include assets (excluding net real estate) of $160 and $103 as of September 30, 2002 and December 31, 2001, respectively, and liabilities of $850 and $820 as of September 30, 2002 and December 31, 2001, respectively, relating to this community. The estimated proceeds less anticipated costs to sell this community are greater than the carrying value as of September 30, 2002, and therefore no provision for possible loss was recorded.

8.   Segment Reporting

The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities. Annually on January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification throughout the year for the purpose of reporting segment operations.

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and costs as of the beginning of the prior year. These communities are divided into geographic regions. For the year 2002, the Established Communities were communities that had stabilized occupancy and costs as of January 1, 2001. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized includes all other completed communities that have stabilized occupancy, as defined above, and communities held for sale.

•	Development/Redevelopment consists of communities that are under construction and have not received a final certificate of occupancy and communities where substantial redevelopment is in progress or is planned to begin during the current year.

The primary financial measure for Established and Other Stabilized Communities is Net Operating Income (“NOI”), which at the community level represents total revenue less direct property operating expenses, including property taxes, and excludes interest expense, general and administrative expense, property management overhead costs and depreciation expense. The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

	Three months ended				Nine months ended

			% NOI				% NOI
			change				change
			from				from
	Total	Net operating	prior year	Gross	Total	Net operating	prior year	Gross
	revenue	income	period	real estate	revenue	income	period	real estate

For the three and nine months ended 9-30-02
Established
Northeast	$37,942	$25,349	(10.7%)	$840,218	$114,650	$79,591	(6.6%)	$840,218
Mid-Atlantic	19,518	13,710	(6.3%)	422,880	58,761	41,985	(2.0%)	422,880
Midwest	8,199	4,891	(5.1%)	250,951	25,039	14,951	(4.4%)	250,951
Pacific Northwest	2,636	1,543	(16.5%)	96,616	8,088	4,907	(13.4%)	96,616
Northern California	36,690	26,035	(20.7%)	1,340,721	114,880	84,583	(17.9%)	1,340,721
Southern California	12,217	8,459	(1.0%)	340,365	36,015	25,577	2.3%	340,365

Total Established	117,202	79,987	(12.5%)	3,291,751	357,433	251,594	(9.3%)	3,291,751

Other Stabilized	23,069	15,277	n/a	860,255	71,905	51,406	n/a	860,255
Development / Redevelopment (1)	20,087	11,169	n/a	1,060,016	48,281	25,812	n/a	1,060,016
Land held for future development	n/a	n/a	n/a	69,766	n/a	n/a	n/a	69,766
Non-allocated	n/a	n/a	n/a	29,748	n/a	n/a	n/a	29,748

Total AvalonBay	$160,358	$106,433	(6.2%)	$5,311,536	$477,619	$328,812	(3.5%)	$5,311,536

For the three and nine months ended 9-30-01
Established
Northeast	$28,913	$20,316	8.2%	$570,374	$85,079	$60,683	8.4%	$570,374
Mid-Atlantic	20,801	15,206	8.9%	437,453	61,292	44,552	8.5%	437,453
Midwest	5,260	3,241	0.5%	144,607	15,831	9,758	2.1%	144,607
Pacific Northwest	1,724	1,227	0.5%	60,408	5,167	3,803	4.4%	60,408
Northern California	39,420	29,814	1.8%	1,215,580	120,684	93,415	12.8%	1,215,580
Southern California	10,757	7,559	6.8%	294,618	31,634	22,308	9.9%	294,618

Total Established	106,875	77,363	5.2%	2,723,040	319,687	234,519	9.9%	2,723,040

Other Stabilized	38,318	26,404	n/a	1,072,491	116,512	82,145	n/a	1,072,491
Development / Redevelopment	16,026	9,740	n/a	854,992	39,198	23,951	n/a	854,992
Land held for future development	n/a	n/a	n/a	55,664	n/a	n/a	n/a	55,664
Non-allocated	n/a	n/a	n/a	27,919	n/a	n/a	n/a	27,919

Total AvalonBay	$161,219	$113,507	9.3%	$4,734,106	$475,397	$340,615	14.0%	$4,734,106

(1)	Includes quarter-to-date revenue of $2,100 and year-to-date revenue of $5,800 which represents recognition of business interruption insurance proceeds related to the Avalon at Edgewater insurance settlement.

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

Operating expenses as reflected on the Condensed Consolidated Statements of Operations and Other Comprehensive Income include $7,153 and $7,057 for the three months ended September 30, 2002 and 2001, respectively, and $23,436 and $25,002 for the nine months ended September 30, 2002 and 2001, respectively, of property management overhead costs that are not allocated to individual communities. These costs are not reflected in NOI as shown in the above tables. Real estate related to communities held for sale on the Condensed Consolidated Balance Sheets as of September 30, 2002 is net of $7,462 of accumulated depreciation. Segment information for the periods ending September 30, 2001 have been adjusted for the communities held for sale as of September 30, 2002 as described in Note 7 of the Condensed Consolidated Financial Statements.

9.   Related Party Arrangements

Purchase of Mortgage Loan

The Company’s Chairman and CEO, and the Company’s former Chairman and CEO, are partners of an entity that is the general partner of Arbor Commons Associates Limited Partnership (“Arbor Commons Associates”). Arbor Commons Associates owns Avalon Arbor, a 302 apartment home community in Shrewsbury, Massachusetts. Concurrently with the initial public offering in November 1993 of Avalon Properties, Inc. (“Avalon”), a predecessor entity, Avalon purchased an existing participating mortgage loan made to Arbor Commons Associates that was originated by CIGNA Investments, Inc. The mortgage loan is secured by Arbor Commons Associates’ interest in Avalon Arbor. This loan accrues interest at a fixed rate of 10.2% per annum, payable at 9.0% per annum. The balance of the note receivable at both September 30, 2002 and December 31, 2001 was $21,483. The balance of accrued interest on the note receivable as of September 30, 2002 and December 31, 2001, respectively, was $4,768 and $5,231. Related interest income of $2,318 and $2,045 was recorded for the nine months ended September 30, 2002 and 2001, respectively. Under the terms of the loan, the Company (as successor to Avalon) receives (as contingent interest) 50% of the cash flow after the 10.2% accrual rate is paid and 50% of the residual profits upon the sale of the community.

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

Unconsolidated entities

The Company manages several unconsolidated real estate joint venture entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $765 and $754 in the nine months ended September 30, 2002 and 2001, respectively.

Indebtedness of Management

The Company has adopted a recourse loan program under which the Company lends amounts to or on behalf of employees (“Stock Loans”) equivalent to the estimated employees’ tax withholding liabilities related to the vesting of restricted stock under the 1994 Stock Incentive Plan, as amended and restated on March 31, 2001. The principal balance outstanding under the Stock Loans to employees was $1,337 and $1,133 as of September 30, 2002 and December 31, 2001, respectively. The balance of accrued interest on the notes receivable was $36 and $100 as of September 30, 2002 and December 31, 2001, respectively. Interest income on the notes of $14 and $29 was recorded for the three months ended September 30, 2002 and 2001, respectively, and $53 and $77 was recorded for the nine months ended September 30, 2002 and 2001, respectively. Each Stock Loan is made for a one-year term, is a full personal recourse obligation of the borrower and is secured by a pledge to the Company of the stock that vested and gave rise to the tax withholding liability for which the loan was made. In addition, dividends on the pledged stock are automatically remitted to the Company and applied toward repayment of the Stock Loan. No loans will be renewed, and the Company intends to phase out the Stock Loan program for all other participants over a period of approximately one year.

Pursuant to a Promissory Note and Pledge and Security Agreement dated June 15, 2000, the Company advanced a senior officer $407 at an interest rate of 6.39%. The loan was repaid in full on September 12, 2002. The outstanding balance of the loan, including accrued interest, was $343 and $368 as of September 11, 2002 and December 31, 2001, respectively. Interest income relating to the loan of $4 and $6 was recorded for the three months ended September 30, 2002 and 2001, respectively, and $16 and $18 was recorded for the nine months ended September 30, 2002 and 2001, respectively.

Consulting Agreement with Mr. Meyer

In March 2000, the Company and Gilbert M. Meyer announced that Mr. Meyer would retire as Executive Chairman of the Company in May 2000. Although Mr. Meyer ceased his day-to-day involvement with the Company as an executive officer, he continues to serve as a director. In addition, pursuant to a consulting agreement which terminates in May 2003, Mr. Meyer agreed to serve as a consultant to the Company for three years following his retirement for an annual fee of $1,395. In such capacity he responds to requests for assistance or information concerning business matters with which he became familiar while employed and he provides business advice and counsel to the Company with respect to business strategies and acquisitions, dispositions, development and redevelopment of multifamily rental properties.

Director Compensation

The Company’s Stock Incentive Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. Under the Stock Incentive Plan, on the fifth business day following each annual meeting of stockholders, each of the Company’s non-employee directors automatically receives options to purchase 7,000 shares of Common Stock at the last reported sale price of the Common Stock on the NYSE on such date, and a restricted stock (or deferred stock award) grant of 2,500 shares of Common Stock. Subject to accelerated vesting under certain limited circumstances, all of such stock options will become exercisable one year after the date of grant and will expire ten years after the date of grant, and such shares of restricted stock (or deferred stock awards) granted to non-employee directors will vest at the rate of 20% on the date of issuance and on each of the first four anniversaries of the date of issuance. If a director elects to receive a deferred stock award in lieu of restricted stock, then at the time of such election, the director also elects at what time in the future he or she will receive shares of stock in respect to the vested portion of the deferred stock award. The Company recorded compensation expense relating to these deferred stock awards in the amount of $580 and $445 in the nine months ended September 30, 2002 and 2001, respectively. Deferred compensation relating to these deferred stock awards was $820 and $688 on September 30, 2002 and December 31, 2001, respectively.

Investment in Realeum, Inc.

As an employee incentive and retention mechanism, the Company arranged for certain officers of the Company to hold direct or indirect economic interest in Realeum, Inc. Realeum, Inc. is a company involved in the development and deployment of a property management and leasing automation system, in which the Company invested $2,300 in January 2002. The Company currently utilizes this property management and leasing automation system and has paid $340 and $0 to Realeum under the terms of its licensing arrangements during the nine months ended September 30, 2002 and 2001, respectively.

10.   Subsequent Events

For the period October 1, 2002 through November 12, 2002, the Company has repurchased an additional 934,300 shares through its common stock repurchase program.

The Company purchased a parcel of land for a total of $13,909 in connection with a development right. The Company expects that if the parcel is developed as planned this land would be the site for a community containing 520 apartment homes for a total investment of $72,000.

On November 5, 2002 the Company settled on the issuance of $250,000 of 10 year unsecured notes with a stated interest rate of 6.125% and an effective interest rate of 6.202%. In addition, on November 7, 2002, the Company settled on the issuance of $50,000 of unsecured notes that mature in 2011. The unsecured notes in this $50,000 issuance were designed to have the same stated interest rate and maturity as an issuance by the Company in September 2001 of $300,000 in unsecured notes. Accordingly, these notes were issued at 103.5% of the face value and a stated interest rate of 6.625%, resulting in an effective interest rate of 6.101%.

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

Business Description and Community Information

AvalonBay is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the ownership and operation of upscale apartment communities (which generally command among the highest rents in their submarkets) in high barrier-to-entry markets of the United States. This is because we believe that, long term, the limited new supply of upscale apartment homes and lower housing affordability in these markets will result in larger increases in cash flows relative to other markets. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land (“in-fill locations”) is in limited supply. These markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States.

We are a fully-integrated real estate organization with in-house expertise in the following areas:

•	development and redevelopment;

•	construction and reconstruction;

•	leasing and management;

•	acquisition and disposition;

•	financing;

•	marketing; and

•	information technologies.

We believe apartment communities present an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base should result in relatively stable demand over a real estate cycle. We intend to pursue real estate investments in markets where constraints to new supply exist and where new household formations have out-paced multifamily permit activity in recent years. Short-term supply-demand imbalances do occur, however, especially during a cyclical downturn. A number of our markets are experiencing economic contraction due to significant job losses, particularly in the technology and financial services sectors. We expect these conditions to continue during the remainder of 2002 and much of 2003.

With our in-house capabilities and expertise, we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes in our target markets. Our ability to identify or pursue attractive opportunities, however, is affected by capital market conditions, including prevailing interest rates, and by the availability of attractively priced opportunities. Given current capital market and real estate market conditions, we are carefully considering the appropriate allocation of capital investment among development and redevelopment communities, the acquisition of existing communities, and stock redemptions/repurchases. In addition, we are evaluating our disposition strategy as a source of increased capital. See “Liquidity and Capital Resources” and “Future Financing and Capital Needs.”

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development, and land or land options held for development. The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and costs as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category annually on January 1st of each year and maintain that classification throughout the year. For the year 2002, the Established Communities were communities that had stabilized occupancy and costs as of January 1, 2001. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% occupancy or (ii) the one year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities are all other completed communities that have stabilized occupancy and are not conducting or planning redevelopment activities. Other Stabilized Communities therefore include communities that were either acquired or achieved stabilization after January 1, 2001 and that were not conducting or planning to start redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5,000,000 or 10% of the community’s acquisition cost.

Development Communities are communities that are under construction and for which a final certificate of occupancy has not been received. These communities may be partially complete and operating.

Development Rights are development opportunities in the early phase of the development process for which we either have an option to acquire land or enter into a leasehold interest, for which we are the buyer under a long-term conditional contract to purchase land or where we own land to develop a new community. We capitalize all related pre-development costs incurred in pursuit of these new developments.

On September 30, 2002, we owned or had an ownership interest in these categories as follows:

	Number of	Number of
	communities	apartment homes

Current Communities
Established Communities:
Northeast	27	7,196
Mid-Atlantic	18	5,154
Midwest	9	2,624
Pacific Northwest	3	907
Northern California	29	8,601
Southern California	11	3,404

Total Established	97	27,886
Other Stabilized Communities:
Northeast	11	2,905
Mid-Atlantic	3	1,268
Midwest	—	—
Pacific Northwest	8	2,152
Northern California	1	288
Southern California	6	2,253

Total Other Stabilized	29	8,866
Lease-Up Communities	7	1,925
Redevelopment Communities	1	781

Total Current Communities	134	39,458

Development Communities	14	4,038

Development Rights	36	9,907

We did not acquire or dispose of any communities between September 30, 2002 and November 1, 2002. As of November 1, 2002, our 134 apartment home communities consisted of 39,458 apartment homes. Of those communities, we owned:

•	a fee simple, or absolute, ownership interest in 110 operating communities, one of which is on land subject to a land lease expiring on March 31, 2142;

•	a general partnership interest in two partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest in four partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 17 communities;

•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community; and

•	a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in ten of the Development Communities, a general partnership interest in a limited partnership and a membership interest in a limited liability company that each hold a fee simple interest in a Development Community and a general partnership interest in two partnerships structured as “DownREITs” that each own one Development Community.

In each of the six partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the current AvalonBay common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption. In lieu of cash, we may elect to acquire any unit presented for redemption for one share of our common stock. As of September 30, 2002, there were 1,018,448 units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

We elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and we have not revoked that election. We were incorporated under the laws of the State of California in 1978, and we were reincorporated in the State of Maryland in July 1995. Our principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia, 22314, and our telephone number at that location is (703) 329-6300. We also maintain regional offices and administrative or specialty offices in or near the following cities:

•	Boston, Massachusetts;

•	Chicago, Illinois;

•	Newport Beach, California;

•	New York, New York;

•	San Jose, California;

•	Seattle, Washington;

•	New Canaan, Connecticut; and

•	Woodbridge, New Jersey.

Recent Developments

Acquisition and Development Activities. During the three months ended September 30, 2002, we acquired land in Quincy, Massachusetts in connection with a development right for a total purchase price of $1,562,000. If developed, we expect this land parcel to be the site for a community containing 156 apartment homes for a projected total investment of approximately $24,000,000. We also purchased land for a total purchase price of $3,375,000 in Plymouth, Massachusetts in connection with a development right. We expect to develop a community containing 98 apartment homes for a total investment of $21,000,000 on this parcel.

During the three months ended September 30, 2002, we commenced the construction of two communities, Avalon at Steven’s Pond, located in the greater Boston, Massachusetts area, and Avalon at Glen Cove South, located in Long Island, New York. When completed, these communities are expected to contain a total of 582 apartment homes for a projected total investment of $117,400,000.

During the three months ended September 30, 2002, we completed the development of Avalon at Arlington Square II, the second phase of a two-phase community, located in Arlington, Virginia. Avalon at Arlington Square II is a garden-style community containing 332 apartment homes and was completed for a total investment of $42,600,000.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations. See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Results of Operations and Funds From Operations

A comparison of our operating results for the three and nine months ended September 30, 2002 and September 30, 2001 follows (dollars in thousands):

	For the three months ended				For the nine months ended

	9-30-02	9-30-01	$ Change	% Change	9-30-02	9-30-01	$ Change	% Change

Revenue:
Rental income	$159,997	$160,772	$(775)	(0.5)%	$469,572	$474,095	$(4,523)	(1.0)%
Management fees	233	336	(103)	(30.7)%	1,092	985	107	10.9%
Other income	128	111	17	15.3%	6,955	317	6,638	2,094.0%

Total revenue	160,358	161,219	(861)	(0.5)%	477,619	475,397	2,222	0.5%

Expenses:
Operating expenses, excluding property taxes	46,635	41,569	5,066	12.2%	130,759	121,127	9,632	8.0%
Property taxes	14,443	13,200	1,243	9.4%	41,484	38,657	2,827	7.3%

Total operating expenses	61,078	54,769	6,309	11.5%	172,243	159,784	12,459	7.8%

Net operating income	99,280	106,450	(7,170)	(6.7)%	305,376	315,613	(10,237)	(3.2)%

Interest expense	31,817	26,693	5,124	19.2%	87,901	75,120	12,781	17.0%
Depreciation expense	36,942	31,802	5,140	16.2%	105,223	94,369	10,854	11.5%
General and administrative expense	3,042	3,421	(379)	(11.1)%	10,220	10,969	(749)	(6.8)%

Total other expenses	71,801	61,916	9,885	16.0%	203,344	180,458	22,886	12.7%

Equity in income of unconsolidated entities	(98)	599	(697)	(116.4)%	769	527	242	45.9%
Interest income	909	1,599	(690)	(43.2)%	3,013	4,875	(1,862)	(38.2)%
Minority interest in consolidated partnerships	(674)	(34)	(640)	1,882.4%	(1,811)	(522)	(1,289)	246.9%

Income before gain on sale of communities	27,616	46,698	(19,082)	(40.9)%	104,003	140,035	(36,032)	(25.7)%
Gain on sale of communities	—	39,098	(39,098)	(100.0)%	—	43,999	(43,999)	(100.0)%

Income from continuing operations	27,616	85,796	(58,180)	(67.8)%	104,003	184,034	(80,031)	(43.5)%
Income from discontinued operations	1,095	872	223	25.6%	2,773	2,751	22	0.8%

Net income	28,711	86,668	(57,957)	(66.9)%	106,776	186,785	(80,009)	(42.8)%
Dividends attributable to preferred stock	(4,026)	(7,439)	3,413	(45.9)%	(14,087)	(26,771)	12,684	(47.4)%

Net income available to common stockholders	$24,685	$79,229	$(54,544)	(68.8)%	$92,689	$160,014	$(67,325)	(42.1)%

Net income available to common stockholders decreased $54,544,000 (68.8%) to $24,685,000 for the three months ended September 30, 2002 and decreased by $67,325,000 (42.1%) to $92,689,000 for the nine months ended September 30, 2002 compared to the same periods in 2001. These decreases in net income are primarily attributable to the absence of asset sales in 2002, a decline in net operating income due to deteriorating market conditions in several of our principal markets and increases in interest and depreciation expenses.

Net operating income (“NOI”) consists of community level NOI less property management overhead costs. Community level NOI represents total revenue less direct property operating expenses, including property taxes, and excludes interest expense, general and administrative expense and depreciation expense. NOI decreases of $7,170,000 and $10,237,000 for the three and nine months ended September 30, 2002, respectively, as compared to the same periods of 2001 consist of changes in the following categories:

	2002 NOI Increase (Decrease)

	For the three months	For the nine months
	ended 9-30-02	ended 9-30-02

Established Communities	$(11,429,000)	$(25,813,000)
Other Stabilized Communities	1,923,000	11,564,000
Communities sold	(2,732,000)	(12,069,000)
Development and Redevelopment Communities	5,164,000	14,515,000
Property management overhead	(96,000)	1,566,000

Total net operating income	$(7,170,000)	$(10,237,000)

The net operating income decreases in Established Communities were largely due to the effects of the weakened economy in certain of our submarkets in 2002. Strong single family home sales, partially fueled by a low mortgage rate environment, in addition to continuing job losses in several of our submarkets, have aggravated a weak demand environment which has caused market rental rates and occupancy to decline. NOI from Established Communities decreased $4,382,000 or 5.2% during the three months ended September 30, 2002 as compared to the three months ended June 30, 2002. We currently expect to continue to experience weak demand during the remainder of 2002 and much of 2003.

Rental income decreased due to a decline in overall portfolio occupancies as well as effective rental rates for Established Communities.

Overall Portfolio – The weighted average number of occupied apartment homes decreased to 34,552 apartment homes for the nine months ended September 30, 2002 compared to 34,995 apartment homes for the same period in 2001. This change is primarily the result of occupancy declines related to the weakened demand in certain of our submarkets. The weighted average monthly revenue per occupied apartment home increased to $1,526 in the nine months ended September 30, 2002 compared to $1,523 for the same period in 2001.

Established Communities – Rental revenue decreased $9,879,000 (7.8%) for the three months ended September 30, 2002 compared to the same period of 2001. Rental revenue decreased $22,885,000 (6.0%) for the nine months ended September 30, 2002 compared to the same period of 2001. The decreases in 2002 are due to both declining effective rental rates and declining occupancy. For the nine months ended September 30, 2002, the weighted average monthly revenue per occupied apartment home decreased $51 (3.2%) to $1,524 compared to $1,575 for the same period of the preceding year, partially due to increased concessions granted in 2002. The average economic occupancy decreased from 96.2% for the nine months ended September 30, 2001 to 93.4% for the nine months ended September 30, 2002. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied units at contract rates and vacant units at market rents.

Although most of our markets have experienced weak demand, we have observed the most significant declines in average rental rates and occupancy in certain Northern California and Northeast submarkets during the nine months ended September 30,2002. Northern California accounts for approximately 32.1% of current Established Community rental revenue. The declines in both rents and occupancy in Northern California is partially related to job volatility in the technology sector, which comprises a significant portion of the area’s economy. Economic occupancy decreased in the Northern California region, from 94.9% for the nine months ended September 30, 2001 to 93.5% for the same period of 2002, while average rental rates dropped 12.1% from $1,805 to $1,586 for those same periods.

The Northeast region also accounts for approximately 32.1% of current Established Community rental revenue. The Northeast has been experiencing lower occupancy rates, primarily the result of job losses in the financial services sector. Economic occupancy decreased in the Northeast region, from 97.5% for the nine months ended September 30, 2001 to 92.6% for the same period of 2002, while average rental rates improved slightly during the nine months ended September 2002.

Other income remained flat in the third quarter of 2002. For the nine months ended 2002, other income increased primarily due to the recognition of $5,800,000 in business interruption insurance related to the settlement of an insurance claim at Avalon at Edgewater. In addition, we recognized $711,000 in the first quarter of 2002 in construction management fees in connection with the redevelopment of a community owned by a limited liability company in which we have a membership interest.

Operating expenses, excluding property taxes increased due to the addition of newly developed, redeveloped and acquired apartment homes coupled with increased marketing, bad debt, insurance and abandoned pursuits costs. Marketing initiatives have been expanded in response to the weak demand, and bad debt expense has increased as a direct result of continuing job losses and the weakened economy. Insurance expense has increased over the past two years, particularly during 2001 as the insurance and reinsurance markets deteriorated, resulting in higher insurance costs for the entire real estate sector. Our insurance costs increased significantly upon the renewal of our general liability policy on August 1, 2002 and our property coverage on November 1, 2002. See “Insurance and Risk of Uninsured Losses” for a discussion of our insurance policies and related coverage. Insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase. In addition, abandoned pursuit costs increased $200,000 compared to the same period of 2001 related to development rights which may not be developed as planned. The absence in 2002 of executive separation costs that were recognized in the second quarter of 2001 partially offset the overall increase in operating expenses during the nine months ended September 30, 2002 as compared to the same period of 2001.

For Established Communities, operating expenses, excluding property taxes and unallocated overhead expenses, increased $1,751,000 (7.1%) for the three months ended and $2,723,000 (3.9%) for the nine months ended September 30, 2002 compared to the same periods of 2001. These increases are primarily due to the increases in insurance, bad debt and marketing expenses discussed above.

Property taxes increased due to higher assessments and the addition of newly developed and redeveloped apartment homes. Property taxes on Development and Redevelopment Communities are capitalized while the community is under construction. We begin to expense these costs as homes within the community receive a certificate of occupancy.

For Established Communities, property taxes decreased $181,000 (1.6%) for the three months ended and increased $258,000 (0.8%) for the nine months ended September 30, 2002 compared to the same periods of 2001. The decrease for the three months ended September 30, 2002 is primarily due to the result of successful tax assessment appeals at several communities, whereas the increase for the nine months ended September 30, 2002 is the result of higher assessments throughout all regions.

Interest expense increased due to the issuance of $300,000,000 of unsecured notes in September 2001 and $150,000,000 of unsecured notes in August 2002, partially offset by the repayment of $100,000,000 of unsecured notes in September 2002, and overall lower interest rates on both short-term and long-term borrowings. Reduced capitalized interest also resulted in higher net interest expense between years.

Depreciation expense increased primarily related to acquisitions and completion of development or redevelopment activities. We expect depreciation expense to continue to increase as we complete additional development communities.

General and administrative expense decreased primarily due to a reduction in compensation expense due to the retirement of a senior executive in the fourth quarter of 2001, as well as targeted staff reductions, unfilled positions and lower incentive compensation for 2002.

Equity in income of unconsolidated entities decreased during the third quarter primarily due to a $456,000 valuation adjustment recorded for an investment in a technology company. The increase for the nine months ended September 30, 2002 over the prior year period results from a $934,000 valuation allowance recorded in the first half of 2001 for a different investment in a technology company.

Interest income decreased due to lower average cash balances invested and lower interest rates.

Gain on sale of communities decreased 100.0% for the nine months ended September 30, 2002 compared to the same period of 2001 due to the lack of asset sales in 2002. Gains on the sale of communities are the result of our strategy to sell communities that do not meet our long-term strategic objectives and redeploy the proceeds to current Development and Redevelopment Communities. The amount of gains realized depend on many factors, including the number of communities sold, the size and carrying value of those communities, and the market conditions in the local area.

Funds from Operations

We consider Funds from Operations (“FFO”) to be an appropriate supplemental measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Condensed Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report. FFO is determined in accordance with a definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts®, and is defined as:

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

The following is a reconciliation of net income to FFO and a presentation of GAAP based cash flow metrics:

	For the three months ended		For the nine months ended
	(dollars in thousands)		(dollars in thousands)

Funds from Operations	9-30-02	9-30-01	9-30-02	9-30-01

Net income	$28,711	$86,668	$106,776	$186,785
Dividends attributable to preferred stock	(4,026)	(7,439)	(14,087)	(26,771)
Depreciation — real estate assets	36,393	31,149	103,452	92,097
Depreciation — discontinued operations	—	363	695	1,086
Joint venture adjustments	326	283	965	813
Minority interest expense	406	393	1,216	1,176
Gain on sale of communities	—	(39,098)	—	(43,999)

Funds from Operations	$61,810	$72,319	$199,017	$211,187

GAAP based Cash Flow Metrics
Net cash provided by operating activities	$67,442	$68,301	$220,152	$240,789

Net cash used in investing activities	$(102,837)	$(40,434)	$(440,706)	$(218,483)

Net cash provided by financing activities	$29,184	$159,278	$150,849	$121,774

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

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. For Established and Other Stabilized Communities, we recorded non-revenue generating capitalized expenditures of approximately $213 per apartment home in the nine months ended September 30, 2002. The average maintenance expense, including carpet and appliance replacements, related to these communities was $940 per apartment home for the nine months ended September 30, 2002 and $941 for the same period in 2001. We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases.

Liquidity and Capital Resources

Liquidity. The primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by:

•	the number of apartment homes;

•	rental rates;

•	occupancy levels; and

•	our expenses with respect to these apartment homes.

The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, particularly to changes in interest rates. Changes in the capital markets environment affect our plans for undertaking construction and development as well as acquisition and disposition activity.

Cash and cash equivalents totaled $3,285,000 at September 30, 2002, a decrease of $69,705,000 from $72,990,000 at December 31, 2001. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included in this report.

Operating Activities – Net cash provided by operating activities for the nine months ended September 30, 2002, of $220,152,000 was primarily due to operating income from our portfolio of communities.

Investing Activities – Net cash used in investing activities of $440,706,000 in the nine months ended September 30, 2002 related to investments in assets through development, redevelopment and acquisition of apartment communities.

During the nine months ended September 30, 2002, we invested $476,084,000 in the purchase and development of real estate and capital expenditures.

•	We began the development of five new communities. These communities are expected to contain a total of 1,598 apartment homes upon completion, and the total investment, including land acquisition costs, is projected to be approximately $298,800,000. We also completed the development of six new communities containing a total of 1,523 apartment homes for a total investment, including land acquisition cost, of $256,800,000.

•	We completed the redevelopment of two communities containing 1,116 apartment homes for a total investment in redevelopment (excluding acquisition costs) of $44,200,000.

•	We acquired two communities containing 706 apartment homes for a total investment of $140,200,000, including the assumption of $33,900,000 in debt.

•	We had capital expenditures relating to existing communities’ real estate assets of $8,147,000 and non-real estate capital expenditures of $1,066,000.

The development and redevelopment of communities involve risks that the investment will fail to perform in accordance with expectations. See “Risks of Development and Redevelopment” included elsewhere in this report for our discussion of these and other risks inherent in developing or redeveloping communities.

Financing Activities – Net cash provided by financing activities totaled $150,849,000 for the nine months ended September 30, 2002, primarily due to the increase in borrowings under our unsecured credit facility, partially offset by the redemption of the Series C Preferred Stock.

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

We anticipate that we can fully satisfy these needs from a combination of cash flows provided by operating activities, proceeds from dispositions and capacity under the unsecured credit facility.

One of our principal long-term liquidity needs is the repayment of medium and long-term debt at the time that such debt matures. For unsecured notes, we anticipate that no significant portion of the principal of these notes will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness, it will be necessary for us to refinance this debt. This refinancing may be accomplished by additional debt financing that is collateralized by mortgages on individual communities or groups of communities, by uncollateralized private or public debt offerings or by additional equity offerings. We also anticipate having significant retained cash flow in each year so that when a debt obligation matures, some or all of each maturity can be satisfied from this retained cash. Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

Capital Resources. We intend to match the long-term nature of our real estate assets with long-term cost- effective capital to the extent permitted by prevailing market conditions. From January 1, 2000 through November 12, 2002, we issued $1,100,000,000, of unsecured notes through public offerings. We expect this source of capital, together with cash flow from operating activities, dispositions, and other sources of capital, to remain available to meet our capital needs, for the foreseeable future, although no assurance can be provided that the debt capital markets will remain available or that such debt will be available on attractive terms.

Variable Rate Unsecured Credit Facility

Our unsecured revolving credit facility is furnished by a syndicate of banks and provides up to $500,000,000 in short-term credit. Under the terms of the credit facility, if we elect to increase the facility up to $650,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of $750,000 in equal quarterly installments. The unsecured credit facility bears interest at varying levels tied to the London Interbank Offered Rate (“LIBOR”) based on rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.60% per annum (1.98% on November 12, 2002). Pricing could vary if there is a change in rating by the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.34% for amounts most recently borrowed under the competitive bid option. The existing facility matures in May 2005 assuming exercise of a one-year renewal at our option. At November 12, 2002, $60,970,000 was outstanding, $80,191,000 was used to provide letters of credit and $358,839,000 was available for borrowing under the unsecured credit facility. We expect the release of approximately $60,000,000 of letters of credit during the remainder of 2002. On November 5, 2002, we settled on the issuance of $250,000,000 of 10 year unsecured notes with a stated interest rate of 6.125% and an effective interest rate of 6.202%. In addition, on November 7, 2002, we settled on the issuance of $50,000,000 of unsecured notes that mature in 2011. The unsecured notes in this $50,000,000 issuance were designed to have the same stated interest rate and maturity as an issuance we made in September 2001 of $300,000,000 in unsecured notes. Accordingly, these notes were issued at 103.5% of the face value and a stated interest rate of 6.625%, resulting in an effective interest rate of 6.101%.

The net proceeds of $298,552,000 from these two offerings were used to repay amounts outstanding on the unsecured credit facility and are reflected in the balances at November 12, 2002. We intend to use borrowings under the unsecured credit facility for:

•	capital expenditures;

•	construction, development, reconstruction and redevelopment costs;

•	acquisitions;

•	credit enhancement for tax-exempt bonds;

•	short-term financing of maturing long-term debt;

•	redemption of debt and equity securities; and

•	working capital purposes.

Interest Rate Protection Agreements

We are not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on approximately $166,000,000 of our variable rate tax-exempt indebtedness. We intend, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate, and we have engaged a consultant to assist in managing our interest rate risks and exposure.

Future Financing and Capital Needs

As of September 30, 2002, we had 14 new communities under construction. As of September 30, 2002, a total estimated cost of $267,801,000 remained to be invested in these communities. In addition, we had one other community under reconstruction, for which an estimated $20,600,000 remained to be invested.

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

It is our policy to sell assets that do not meet our long-term investment criteria when market conditions are favorable, and to redeploy the proceeds. Under our disposition program, we solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal. We intend to actively seek buyers for communities that we determine to hold for sale. As of September 30, 2002 we had one community in our disposition program, Avalon at Longwood Towers located in Brookline, Massachusetts, for which disposition is expected during 2002. We expect to accelerate our disposition program in early 2003 in response to current and anticipated real estate and capital markets conditions. However, we cannot assure you that assets can be sold on terms that we consider satisfactory or that market conditions will continue to make our disposition program an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community is to reduce total revenues, total expenses and funds from operations. Therefore, an acceleration of our disposition program in 2003 may adversely impact total revenues and funds from operations.

We have minority interest investments in four technology companies, including Constellation Real Technologies LLC, an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities. Our original commitment to Constellation was $4,000,000. Constellation has proposed a reduction in the aggregate amount of capital commitments from its members. If that proposal is accepted, our revised commitment would fall to $2,600,000. As of November 1, 2002, we have contributed approximately $959,000. In January 2002, we invested an additional $2,300,000 in Realeum, Inc., a company involved in the development and deployment of a property management and leasing automation system. Pursuant to an agreement with Realeum, Inc., we utilize the property management and leasing automation system in exchange for payments under a licensing arrangement. Realeum, Inc. is negotiating licensing arrangements with other real estate companies unaffiliated with AvalonBay. We recorded a loss of $456,000 during the three months ended September 30, 2002 related to a reduction in value of one of these investments accounted for under the equity method. As of November 1, 2002, the total remaining carrying value of our investments in the four technology companies was $2,817,000. We have no obligation to contribute additional funds, other than the commitment to Constellation as previously described.

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured credit facility for debt outstanding at September 30, 2002 (dollars in thousands):

	All-In	Principal	Balance Outstanding			Scheduled Maturities
	interest	maturity
Community	rate (1)	date	12-31-01	9-30-02		2002	2003	2004	2005	2006	Thereafter

Tax-Exempt Bonds
Fixed Rate
Avalon at Foxchase I	5.88%	Nov-2007	$16,800	$16,800	(2)	$—	$—	$—	$—	$—	$16,800
Avalon at Foxchase II	5.88%	Nov-2007	9,600	9,600	(2)	—	—	—	—	—	9,600
Fairway Glen	5.88%	Nov-2007	9,580	9,580	(2)	—	—	—	—	—	9,580
CountryBrook	7.87%	Mar-2012	18,577	18,243		52	417	451	488	528	16,307
Waterford	5.88%	Aug-2014	33,100	33,100	(2)	—	—	—	—	—	33,100
Avalon at Mountain View	5.88%	Mar-2017	18,300	18,300	(2)	—	—	—	—	—	18,300
Avalon at Dulles	7.04%	Jul-2024	12,360	12,360		—	—	—	—	—	12,360
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	18,115	17,839		97	397	425	455	485	15,980
Avalon at Lexington	6.56%	Feb-2025	14,073	13,858		74	307	326	347	368	12,436
Avalon at Mission Viejo	4.58%	Jun-2025	7,256	7,178	(3)	27	112	121	129	139	6,650
Avalon at Nob Hill	5.80%	Jun-2025	19,745	19,531	(2)	74	308	331	355	380	18,083
Avalon Campbell	6.48%	Jun-2025	36,386	35,912	(2)	163	684	733	786	843	32,703
Avalon Pacifica	6.48%	Jun-2025	16,505	16,290	(2)	74	310	332	356	382	14,836
Avalon Knoll	6.95%	Jun-2026	13,193	13,033		54	230	246	263	282	11,958
Avalon Landing	6.85%	Jun-2026	6,525	6,444		27	116	124	132	142	5,903
Avalon Fields	7.05%	May-2027	11,454	11,329		44	180	193	207	222	10,483
Avalon West	7.73%	Dec-2036	8,522	8,477		16	65	70	75	80	8,171
Avalon Oaks	7.45%	Feb-2041	17,718	17,651		24	97	104	112	120	17,194

			297,589	295,305		726	3,223	3,456	3,705	3,971	280,224
Variable Rate
Avalon at Laguna Niguel		Mar-2009	10,400	10,400		—	—	—	—	—	10,400
The Promenade		Jan-2010	—	33,900		—	—	—	—	—	33,900
Avalon Devonshire		Dec-2025	27,305	27,305		—	—	—	—	—	27,305
Avalon Greenbriar		May-2026	18,755	18,755		—	—	—	—	—	18,755
Avalon at Fairway Hills I		Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			67,960	101,860		—	—	—	—	—	101,860
Conventional Loans
Fixed Rate
$100 Million unsecured notes	7.38%	Sep-2002	100,000	—		—	—	—	—	—	—
$50 Million unsecured notes	6.25%	Jan-2003	50,000	50,000		—	50,000	—	—	—	—
$100 Million unsecured notes	6.50%	Jul-2003	100,000	100,000		—	100,000	—	—	—	—
$125 Million medium-term notes	6.58%	Feb-2004	125,000	125,000		—	—	125,000	—	—	—
$100 Million unsecured notes	6.625%	Jan-2005	100,000	100,000		—	—	—	100,000	—	—
$50 Million unsecured notes	6.50%	Jan-2005	50,000	50,000		—	—	—	50,000	—	—
$150 Million unsecured notes	6.80%	Jul-2006	150,000	150,000		—	—	—	—	150,000	—
$150 Million unsecured notes	5.00%	Aug-2007	—	150,000		—	—	—	—	—	150,000
$110 Million unsecured notes	6.875%	Dec-2007	110,000	110,000		—	—	—	—	—	110,000
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000		—	—	—	—	—	50,000
$150 Million medium-term notes	8.25%	Jul-2008	150,000	150,000		—	—	—	—	—	150,000
$150 Million medium-term notes	7.50%	Aug-2009	150,000	150,000		—	—	—	—	—	150,000
$200 Million medium-term notes	7.50%	Dec-2010	200,000	200,000		—	—	—	—	—	200,000
$300 Million medium-term notes	6.625%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
Avalon at Pruneyard	7.25%	May-2004	12,870	12,870		—	—	12,870	—	—	—
Avalon Walk II	8.93%	Aug-2004	12,036	11,824		76	315	11,433	—	—	—

			1,659,906	1,709,694		76	150,315	149,303	150,000	150,000	1,110,000
Variable Rate
Avalon on the Sound		2002	57,314	36,089		36,089	—	—	—	—	—

Total indebtedness — excluding unsecured credit facility			$2,082,769	$2,142,948		$36,891	$153,538	$152,759	$153,705	$153,971	$1,492,084

(1)	Includes credit enhancement fees, facility fees, trustees, etc.

(2)	Financed by variable rate tax exempt debt, but interest rate is effectively fixed at the rate indicated through a swap agreement. The weighted average maturity of these swap agreements is 4.0 years.

(3)	Financed by variable rate tax exempt debt, but interest rate is capped through an interest rate cap agreement. The remaining term of this agreement is 4.8 years.

Stock Repurchase Program

In July 2002 we announced that our Board of Directors had authorized a common stock repurchase program. Under this program, we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $100,000,000. Actual purchases of stock will vary with market conditions. The size of the stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with our line of credit providing temporary funding as needed. Through November 12, 2002, we have acquired 957,900 shares under this program.

Redemption of Preferred Stock

In July 2002, we redeemed all 2,300,000 outstanding shares of our 8.50% Series C Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.1417 in accrued and unpaid dividends, for an aggregate redemption price of $25.1417 per share. The redemption price was funded in part by the sale on July 11, 2002 of 592,000 shares of Series I Cumulative Redeemable Preferred Stock through a private placement to an institutional investor for a net purchase price of $14,504,000. The dividend rate on such shares was initially equal to 3.36% per annum (three month LIBOR plus 1.5%) of the liquidation preference. As permitted under the terms of such preferred stock, we redeemed all of the Series I Cumulative Redeemable Preferred Stock on August 29, 2002 for an aggregate redemption price of $14,609,000 including accrued dividends of $68,000.

We currently have the following series of redeemable preferred stock outstanding at an aggregate stated value of $181,692,500. As these series become redeemable, we will evaluate the requirements necessary for such redemptions as well as the cost-effectiveness based on the existing market conditions.

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	November 1, 2002	quarterly	rate	preference	prior to

D	3,267,700	March, June, September, December	8.00%	$25	December 15, 2002

H	4,000,000	March, June, September, December	8.70%	$25	October 15, 2008

Inflation

Substantially all of our apartment leases are for a term of one year or less. In the event of significant inflation, this may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term without penalty and therefore expose us to the effect of a decline in market rents. In a deflationary rent environment, as is currently being experienced, we are exposed to declining rents more quickly under these shorter-term leases.

Insurance and Risk of Uninsured Losses

We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or are not economically insurable. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a community, as well as the anticipated future revenues from such community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could materially and adversely affect our business and our financial condition and results of operations.

The cost of insurance is a significant expense; our total insurance expense for the nine months ended September 30, 2002 and 2001 was $8,810,000 and $4,784,000, respectively. We have noted that the insurance and reinsurance markets have worsened as compared to the prior year, which we believe have resulted in higher insurance costs for the entire real estate sector. Although we will continue to maintain commercially reasonable insurance coverage, we believe that the cost of such coverage will increase at a faster rate than other operating expenses.

Many of our West Coast communities are located in the general vicinity of active earthquake faults. A large concentration of our communities lie near, and thus are susceptible to, the major fault lines in the San Francisco Bay Area, including the San Andreas fault and Hayward fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In November 2002, we renewed our earthquake insurance. We have in place with respect to communities located in California, for any single occurrence and in the aggregate, $75,000,000 of coverage with a deductible per building equal to five percent of the value of that building. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California is subject to a $100,000,000 limit, except with respect to the state of Washington, for which the limit is $65,000,000. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence. In addition, up to an annual aggregate of $2,000,000, the next $400,000 of loss per occurrence will be treated as an additional deductible.

Our annual general liability policy and workman’s compensation coverage was renewed on August 1, 2002. Although the insurance coverage provided for in the renewal policies did not materially change from the preceding year, the level of our deductible and premiums costs has increased. Including the costs we may incur as a result of higher deductibles, we expect a 30% increase in the cost related to these insurance categories for the policy period from August 1, 2002 to July 31, 2003.

Our property insurance, which includes the earthquake coverage as previously described and builder’s risk, was renewed on November 1, 2002. We expect that our premium for this insurance will increase approximately 10% over last year’s renewal.

Just as with office buildings, transportation systems and government buildings, there have been recent reports that apartment communities could become targets of terrorism. Our general liability policy provides coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities. However, this coverage does not extend to communities with greater than 24 floors (we currently operate three such communities and have one under construction). Our property insurance does not provide coverage for property damage we incur due to a terrorist attack.

If excessive moisture collects in buildings or on building materials, it can cause mold growth, which some believe may cause a variety of health effects and symptoms. We have established and implemented procedures for the prompt remediation of mold from apartment homes regardless of whether the presence of the mold could present a health risk. The potential costs resulting from significant or unmonitored mold growth could include repair of property damage, clean-up costs and liability to third parties. Our general liability and property policies do not provide coverage for property damage we may incur, or for liability we may incur to third parties, arising on account of mold. We have an environmental insurance policy that we believe may provide some coverage for defense costs associated with liabilities to third parties on account of mold; however, this policy expires in June 2004, and we do not expect that the renewal policy will contain such coverage with respect to mold.

In March 2003, we expect to renew our directors and officers insurance (“D&O”). In the past year, the D&O market has experienced increased and high profile claim activity. We estimate that our costs for this insurance will increase between 30% and 90%.

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

Real Estate Development Rights

With few exceptions, we capitalize pre-development costs incurred in pursuit of new development opportunities. These costs include legal fees, design fees and related overhead costs. The accompanying Condensed Consolidated Financial Statements include a charge to expense to provide an allowance for potentially unrecoverable capitalized pre-development costs.

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

Development Communities

As of September 30, 2002, we had 14 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 4,038 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $786,200,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

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

		Number of	Budgeted			Estimated	Estimated
		apartment	cost (1)	Construction	Initial	completion	stabilization
		homes	($ millions)	start	occupancy (2)	date	date (3)

1	Avalon on Stamford Harbor
	Stamford, CT	323	$60.7	Q3 2000	Q1 2002	Q1 2003	Q3 2003

2	Avalon at Cahill Park
	San Jose, CA	218	$50.5	Q4 2000	Q4 2001	Q4 2002	Q1 2003

3	Avalon Riverview I
	Long Island City, NY	372	$97.5	Q4 2000	Q2 2002	Q4 2002	Q2 2003

4	Avalon at Mission Bay North
	San Francisco, CA	250	$79.5	Q1 2001	Q4 2002	Q1 2003	Q3 2003

5	Avalon Ledges
	Weymouth, MA	304	$37.7	Q2 2001	Q2 2002	Q4 2002	Q2 2003

6	Avalon at Flanders Hill
	Westborough, MA	280	$38.4	Q3 2001	Q2 2002	Q2 2003	Q4 2003

7	Avalon New Canaan (4)
	New Canaan, CT	104	$27.2	Q3 2001	Q2 2002	Q4 2002	Q2 2003

8	Avalon at Rock Spring (4)
	North Bethesda, MD	386	$45.9	Q4 2001	Q1 2003	Q3 2003	Q1 2004

9	Avalon at Gallery Place I (5)
	Washington, DC	203	$50.0	Q4 2001	Q2 2003	Q4 2003	Q2 2004

10	Avalon at Glendale Court
	Glendale, CA	223	$40.4	Q1 2002	Q2 2003	Q1 2004	Q3 2004

11	Avalon at Grosvenor Station (6)
	North Bethesda, MD	499	$82.3	Q1 2002	Q3 2003	Q4 2004	Q2 2005

12	Avalon at Newton Highlands (6)
	Newton, MA	294	$58.7	Q2 2002	Q3 2003	Q1 2004	Q3 2004

13	Avalon at Glen Cove South
	Glen Cove, NY	256	$62.0	Q3 2002	Q1 2004	Q2 2004	Q4 2004

14	Avalon at Steven's Pond
	Saugus, MA	326	$55.4	Q3 2002	Q2 2003	Q2 2004	Q4 2004

	Total	4,038	$786.2

(1)	Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of construction.

(4)	This community is owned by a limited liability company or limited partnership in which we are a majority equity holder. The costs reflected above exclude construction and management fees due to us. This community is consolidated for financial reporting purposes.

(5)	The total budgeted costs for this community excludes approximately $4,000,000 of proceeds that we estimate we will receive upon a sale of transferable development rights associated with the development of the community. These rights do not become transferable until construction completion and there can be no assurance that the projected amount of proceeds will be achieved.

(6)	The community is owned by a DownREIT partnership in which a wholly-owned subsidiary of AvalonBay is the partner with a majority interest. This community is consolidated for financial reporting purposes.

Redevelopment Communities

As of September 30, 2002, we had one community under redevelopment. We expect the total budgeted cost to complete this community, including the cost of acquisition and redevelopment, to be approximately $154,500,000, of which approximately $20,600,000 is the additional capital invested or expected to be invested above the original purchase cost. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedules for reconstruction completion, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.

The following presents a summary of this Redevelopment Community:

			Budgeted Cost
			($ millions)
		Number of					Estimated
		apartment	Acquisition	Total	Reconstruction	Reconstruction	restabilized
		homes	cost	cost (1)	start	completion (2)	operations (3)

1	Avalon at Prudential Center
	Boston, MA	781	$133.9	$154.5	Q4 2000	Q4 2002	Q2 2003

	Total	781	$133.9	$154.5

(1)	Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, determined in accordance with GAAP including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees.

(2)	Reconstruction completion dates are estimates.

(3)	Restabilized operations is defined as the first full quarter of 95% or greater occupancy after completion of reconstruction.

Development Rights

As of September 30, 2002, we are considering the development of 36 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest, or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for nine of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 9,907 upscale apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however we cannot guarantee a recovery. To recognize the possibility of such loss, we recognize a charge to expense to provide an allowance for potentially unrecoverable capitalized pre-development costs. The determination of a charge to expense relative to pursuits involves management judgment regarding the probability that a pursuit will not proceed to development. The amount charged to expense and reflected in the accompanying Condensed Consolidated Financial Statements related to possible abandoned pursuits was $1,900,000 and $1,700,000 for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs) of $34,613,000. In addition, land costs (consisting of original cost and additional carrying costs) included in land held for development that relate to the pursuit of Development Rights total $65,039,000 as of September 30, 2002.

We currently intend to limit the percentage of debt used to finance new developments in order to maintain our general historical practice with respect to the proportion of debt in our capital structure. Therefore, other financing alternatives may be required to finance the development of those Development Rights scheduled to start construction after January 1, 2003.

Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of our long-term stockholder value. Statements regarding the future development of the Development Rights are forward-looking statements.

We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or

•	if we undertake construction of any particular community, that we will complete construction at the total budgeted cost assumed in the financial projections below.

The following presents a summary of the 36 Development Rights at September 30, 2002:

				Total
			Estimated	budgeted
			number	costs
	Location		of homes	($ millions)

1	North Potomac, MD		520	$72
2	Darien, CT	(1)	189	43
3	Orange, CT	(1)	168	22
4	Lawrence, NJ		312	43
5	Plymouth, MA Phase I	(1)	98	21
6	New York, NY	(2)	361	138
7	Danvers & Peabody, MA		387	63
8	Danbury, CT	(1)	234	36
9	Coram, NY		450	72
10	Kirkland, WA		211	50
11	Los Angeles, CA	(1)	309	63
12	Bedford, MA		139	21
13	San Francisco, CA		313	100
14	Quincy, MA	(1)	156	24
15	Washington, DC	(1)	144	30
16	Hingham, MA		236	44
17	Andover, MA		115	21
18	Oakland, CA	(1)	180	40
19	Norwalk, CT		314	63
20	New Rochelle, NY Phase II and III		588	144
21	Cohasset, MA		200	38
22	Milford, CT		284	35
23	Long Island City, NY Phase II and III		552	162
24	Stratford, CT		146	18
25	Glen Cove, NY		111	31
26	Plymouth, MA Phase II		72	13
27	Seattle, WA	(1)	154	50
28	Bellevue, WA		368	71
29	Newton, MA		235	60
30	Los Angeles, CA		173	47
31	Camarillo, CA		253	43
32	Greenburgh, NY Phase II		766	139
33	Long Beach, CA		302	57
34	Wilton, CT		97	24
35	Yaphank, NY		450	71
36	College Park, MD		320	44

	Totals		9,907	$2,013

(1)	Company owns land, but construction has not yet begun.

(2)	Estimated Budgeted Cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a community facility.

Risks of Development and Redevelopment

     We intend to continue to pursue the development and redevelopment of apartment home communities. Our development and redevelopment activities may be exposed to the following:

•	we may abandon opportunities we have already begun to explore based on further review of, or changes in, financial, demographic, environmental or other factors;

•	we may encounter liquidity constraints, including the unavailability of financing on favorable terms for the development or redevelopment of a community;

•	we may be unable to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations;

•	we may incur construction or reconstruction costs for a community that exceed our original estimates due to increased materials, labor or other expenses, which could make completion or redevelopment of the community uneconomical;

•	occupancy rates and rents at a newly completed development or redevelopment community may fluctuate depending on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; and

•	we may be unable to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs.

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

Capitalized Interest

In accordance with GAAP, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy. Interest that is incurred thereafter and allocated to a completed apartment home within the community is expensed. Capitalized interest totaled $6,733,000 for the three months ended September 30, 2002 and $23,404,000 for the nine months ended September 30, 2002. Capitalized interest totaled $7,221,000 for the three months ended September 30, 2001 and $19,340,000 for the nine months ended September 30, 2001.

Part I.   FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2001.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

None

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

On July 12, 2002, AvalonBay redeemed all outstanding shares of its Series C Cumulative Redeemable Preferred Stock. The redemption price was funded in part by the sale on July 11, 2002 of 592,000 shares of Series I Cumulative Redeemable Preferred Stock (the “Series I Preferred Stock”), with a liquidation preference of $25.00 per share, in a private placement to an institutional investor (the “Purchaser”). The dividend rate on the Series I Preferred Stock was equal to 3.6% per annum (three month LIBOR plus 1.5%) of the liquidation preference of $25.00 per share. The Series I Preferred Stock was sold in reliance on an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended, based in part upon the factual representations made by the purchaser. As permitted under its terms, we redeemed all of the shares of Series I Preferred Stock on August 29, 2002.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(i).4	—	Articles Supplementary, dated as of July 9, 2002, relating to the Series I Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed July 15, 2002.)

3(ii).1	—	Bylaws of the Company, as amended and restated, dated as of July 24, 1998. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 14, 1998.)

3(ii).2	—	Amendment to Bylaws of the Company, dated February 10, 1999. (Incorporated by reference to Exhibit 3(ii).2 to Form 10-K of the Company filed March 31, 1999.)

3(ii).3	—	Amendment to Bylaws of the Company, dated May 5, 1999. (Incorporated by reference to Exhibit 3(ii).3 to Form 10-Q of the Company filed on August 16, 1999.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K dated September 18, 1995.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K filed January 26, 1998.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Avalon Properties’ Current Report on Form 8-K filed on January 26, 1998.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on January 21, 1998.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on January 21, 1998.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Third Supplemental Indenture, dated as of December 21, 1998 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on December 21, 1998.)

4.9	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.10	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

12.1 †	—	Statements re: Computation of Ratios.

99.1 †	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2 †	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(b) Reports on Form 8-K

On July 15, 2002,, the Company filed a Report on Form 8-K to disclose, under Item 5, that the Company had redeemed all outstanding shares of its Series C Cumulative Redeemable Preferred Stock. The Report on Form 8-K also reported that in connection with such redemption the Company issued shares of Series I Cumulative Redeemable Preferred Stock. All such shares of Series I Cumulative Redeemable Preferred Stock were subsequently redeemed.

On August 14, 2002, the Company filed a Report on Form 8-K to furnish, under Item 9, that the Company’s Chief Executive Officer and Chief Financial Officer had each provided the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the filing of the Company’s Form 10-Q relating to the quarter ending June 30, 2002.

† filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: November 14, 2002
/s/ Bryce Blair
Bryce Blair Chief Executive Officer and President

Date: November 14, 2002
/s/ Thomas J. Sargeant
Thomas J. Sargeant Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION

     I, Bryce Blair, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AvalonBay Communities, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Bryce Blair

Bryce Blair
Chief Executive Officer and President

CERTIFICATION

     I, Thomas J. Sargeant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AvalonBay Communities, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas J. Sargeant

Thomas J. Sargeant
Executive Vice President – Chief Financial Officer