Form 10-K
period 2002-12-31
AVALONBAY COMMUNITIES INC
filed 2003-03-11
CIK 915912

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-12672

AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

__________________

Maryland	77-0404318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2900 Eisenhower Avenue, Suite 300
Alexandria, Virginia 22314
(Address of principal executive office, including zip code)

(703) 329-6300
(Registrant’s telephone number, including area code)

__________________
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

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒      No ☐

The aggregate market value of the Registrant’s Common Stock, par value $.01 per share, held by nonaffiliates of the Registrant, as of June 28, 2002 was $3,239,807,363.

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 1, 2003 was 68,149,232.

Documents Incorporated by Reference

Portions of AvalonBay Communities, Inc.’s Proxy Statement for the 2003 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

TABLE OF CONTENTS

		PAGE

	PART I
ITEM 1.	BUSINESS	1
ITEM 2.	COMMUNITIES	6
ITEM 3.	LEGAL PROCEEDINGS	31
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS	32
	PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	33
ITEM 6.	SELECTED FINANCIAL DATA	34
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	37
ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	52
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	54
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	54
	PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT	54
ITEM 11.	EXECUTIVE COMPENSATION	54
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	54
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	55
ITEM 14.	CONTROLS AND PROCEDURES	56
	PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
	REPORTS ON FORM 8-K	57
SIGNATURES		62
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		63

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” on page 37 of this Form 10-K.

ITEM 1. BUSINESS

General

AvalonBay Communities, Inc. is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the ownership and operation of upscale apartment communities (which generally command among the highest rents in their submarkets) in high barrier-to-entry markets of the United States. This is because we believe that, long term, the limited new supply of upscale apartment homes and lower housing affordability in these markets will result in larger increases in cash flows relative to other markets over an entire business cycle. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land (“in-fill locations”) is in limited supply. Our markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. We believe that we have penetrated substantially all of the high barrier-to-entry markets of the country.

At February 1, 2003, we owned or held a direct or indirect ownership interest in 137 operating apartment communities containing 40,179 apartment homes in eleven states and the District of Columbia, of which two communities containing 1,089 apartment homes were under reconstruction. In addition, we owned or held a direct or indirect ownership interest in 12 communities under construction that are expected to contain an aggregate of 3,429 apartment homes when completed. We also owned a direct or indirect ownership interest in rights to develop an additional 38 communities that, if developed in the manner expected, will contain an estimated 9,950 apartment homes. We generally obtain ownership in an apartment community by developing a new community on vacant land or by acquiring and either repositioning or redeveloping an existing community. In selecting sites for development, redevelopment or acquisition, we favor locations that are near expanding employment centers and convenient to recreation areas, entertainment, shopping and dining.

Our real estate investments consist of Established Communities, Other Stabilized Communities, Development Communities and Redevelopment Communities. A description of these segments and other related information can be found in Note 9, “Segment Reporting,” of the Consolidated Financial Statements set forth in Item 8 of this report.

Our principal operating objectives are to develop, own and operate, in our selected markets, high-quality, upscale communities that contain features and amenities desired by prospective residents, and to provide our residents with efficient and effective service. Our principal financial goals are to successfully implement those operating objectives in a cost effective manner and thereby increase long-term stockholder value by increasing operating cash flow and Funds from Operations (as defined by the National Association of Real Estate Investment Trusts). For a description of the meaning of Funds from Operations and its use and limitation as an operating measure, see the discussion titled “Funds from Operations” in Item 7 of this report. Our strategies to achieve these objectives and goals include:

•	generating consistent, sustained earnings growth at each community through increased revenue, by balancing high occupancy with premium pricing, and increased operating margins from operating expense management;

•	investing selectively in new development, redevelopment and acquisition communities in markets with growing or high potential for demand and high barriers-to-entry;

•	selling communities in markets where we seek to reduce our presence or where value creation has been optimized; and

•	maintaining a conservative capital structure to provide continuous access to cost-effective capital.

We believe that we can generally implement these strategies best by developing, redeveloping, acquiring and managing upscale assets in high barrier-to-entry markets while maintaining the financial discipline to ensure balance sheet flexibility.

Development Strategy. We carefully select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily apartment communities in high barrier-to-entry markets of the United States, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive offices in Alexandria, Virginia, we also maintain regional offices and administrative or specialty offices in or near the following cities:

•	Boston, Massachusetts;

•	Chicago, Illinois;

•	New Canaan, Connecticut;

•	New York, New York;

•	Newport Beach, California;

•	San Jose, California;

•	Seattle, Washington; and

•	Woodbridge, New Jersey.

After selecting a target site, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally enable us to acquire the target site shortly before the start of construction, which reduces development-related risks as well as preserves capital. After we acquire land, we generally shift our focus to construction. Except for certain mid-rise and high-rise apartment communities where we may elect to use third-party general contractors or construction managers, we act as our own general contractor and construction manager. We believe this enables us to achieve higher construction quality, greater control over construction schedules and significant cost savings. Our development, property management and construction teams monitor construction progress to ensure high-quality workmanship and a smooth and timely transition into the leasing and operational phase.

Redevelopment Strategy. When we undertake the redevelopment of a community, our goal is to generally renovate and/or rebuild an existing community so that our total investment is significantly below replacement cost and the community is the highest quality apartment community or best rental value for an upscale apartment community in its local area. We have established procedures to minimize both the cost and risks of redevelopment. Our redevelopment teams, which include key redevelopment, construction and property management personnel, monitor redevelopment progress. We believe we achieve significant cost savings by acting as our own general contractor. More importantly, this helps to ensure high-quality design and workmanship and a smooth and timely transition into the lease-up and restabilization phase.

Disposition Strategy. To optimize our concentration of communities in selected high barrier-to-entry markets, we sell assets that do not meet our long-term investment criteria when market conditions are favorable and redeploy the proceeds from those sales to develop and redevelop communities under construction or reconstruction. This disposition strategy acts as a source of capital because we are able to redeploy the net proceeds from our dispositions in lieu of raising that amount of capital externally by issuing debt or equity securities. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal. In connection with this disposition strategy, we have disposed of one community since January 1, 2002. The net proceeds from the sale of this community were approximately $78,454,000. We expect to increase our disposition activity during 2003 in response to current and anticipated real estate and capital markets conditions. However, we cannot assure you that assets can be sold on terms that we consider satisfactory, or at all, or that market conditions will continue to make the sale of assets an appealing strategy.

Acquisition Strategy. Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. Between January 1, 2002 and February 1, 2003, we acquired two communities containing 706 apartment homes, one of which was acquired in connection with a forward purchase contract agreed to in 1997. The acquisition of these communities was designed to achieve rapid penetration into markets that are generally supply constrained and in which we desired an increased presence.

Property Management Strategy. We intend to increase operating income through innovative, proactive property management that will result in higher revenue from communities and controlled operating expenses.

Our principal strategies to maximize revenue include:

•	strong focus on resident satisfaction;

•	staggering lease terms such that lease expirations are better matched to traffic patterns;

•	increasing rents as market conditions permit;

•	managing community occupancy for optimal rental revenue levels; and

•	applying new technology to optimize revenue from each community.

Controlling operating expenses is another way in which we intend to increase earnings growth. Growth in our portfolio and the resulting increase in revenue allows for fixed operating costs to be spread over a larger volume of revenue, thereby increasing operating margins. We aggressively pursue real estate tax appeals and control operating expenses as follows:

•	receive and approve invoices on-site to ensure careful monitoring of budgeted versus actual expenses;

•	purchase supplies in bulk where possible;

•	bid third-party contracts on a volume basis;

•	strive to retain residents through high levels of service in order to eliminate the cost of preparing an apartment home for a new resident and to reduce marketing and vacant apartment utility costs;

•	perform turnover work in-house or hire third-parties, generally depending upon the least costly alternative; and

•	undertake preventive maintenance regularly to maximize resident satisfaction and property and equipment life.

On-site property management teams receive bonuses based largely upon the net operating income produced at their respective communities. We are also pursuing ancillary services which could provide additional revenue sources.

Technology Strategy. We believe that an innovative management information system infrastructure is an important element in managing our future growth. This is because timely and accurate collection of financial and resident profile data will enable us to maximize revenue through careful leasing decisions and financial management.

We currently have investments in three technology companies. These investments were made with the belief that they would promote the development and application of technology and services which would improve the operating performance of our real estate holdings. Historically, our most significant technology investment has been Realeum, Inc., (“Realeum”), an entity engaged in the development and deployment of an on-site property management and leasing automation system that enables management to capture, review and analyze data to a greater extent than is possible using existing commercial software. To help monitor this investment, Thomas J. Sargeant, our Executive Vice President and Chief Financial Officer, is a director of Realeum. After consideration of our share of Realeum’s losses, the carrying value of our investment in Realeum has been reduced to zero as of December 31, 2002. We are also a member of Constellation Real Technologies LLC, (“Constellation”), an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities. Our original commitment to Constellation was $4,000,000 but, as a result of an agreement among the members reducing the commitment due from each member, our commitment is currently $2,600,000, of which we have contributed $959,000 to date. The remaining unfunded commitment of $1,641,000 is expected to be funded over the next five years. Our third investment is in Rent.com, an internet-based rental housing information provider. The aggregate carrying value of our technology investments at February 1, 2003 was $1,404,000.

Financing Strategy. We have consistently maintained, and intend to continue to maintain, a conservative capital structure. At December 31, 2002, our debt-to-total market capitalization was 46.1%, and our permanent long-term floating rate debt, not including borrowings under the unsecured credit facility, was only 2.0% of total market capitalization. Market capitalization reflects the aggregate of the market value of common stock, the liquidation preference of preferred stock and the principal amount of debt.

Before planned construction or reconstruction activity begins, we intend to arrange adequate capital sources to complete such undertakings, although we cannot assure you that we will be able to obtain such financing. During 2002, substantially all of our construction and reconstruction activities were funded by the issuance of unsecured debt securities, net proceeds from asset sales and retained operating cash. In the event that financing cannot be obtained, we may have to abandon planned development activities, write-off associated pursuit costs and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such pursuits.

We estimate that a portion of our short-term liquidity needs will be met from retained operating cash and borrowings under our $500,000,000 variable rate unsecured credit facility. At February 28, 2003, $155,470,000 was outstanding, $15,529,000 was used to provide letters of credit and $329,001,000 was available for borrowing under the unsecured credit facility.

If required to meet the balance of our liquidity needs, we will attempt to arrange additional capacity under our existing unsecured credit facility, sell additional existing communities or land and/or issue additional debt or equity securities. While we believe we have the financial position to expand our short-term credit capacity and access the capital markets as needed, we cannot assure you that we will be successful in completing these arrangements, sales or offerings. The failure to complete these transactions on a cost-effective basis or at all could have a material adverse impact on our operating results and financial condition, including the abandonment of development pursuits.

Inflation and Deflation

Substantially all of our leases are for a term of one year or less, which may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Such short-term leases generally minimize the risk to us of the adverse effects of inflation, although as a general rule these leases permit residents to leave at the end of the lease term without penalty and therefore expose us to the effect of a decline in market rent. Our current policy is generally to allow residents to terminate leases upon an agreed advance written notice and a lease termination payment, as provided for in the resident’s lease. Short-term leases combined with relatively consistent demand have allowed rents, and therefore cash flow from the portfolio, to provide an attractive inflation hedge. However, in a deflationary rent environment as is currently being experienced, we are exposed to declining rents more quickly under these shorter-term leases.

Tax Matters

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

Environmental and Related Matters

Under various federal, state and local environmental laws, regulations and ordinances, a current or previous owner or operator of real estate may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at the property and may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by these parties as a result of the contamination. These damages and costs may be substantial. The presence of such substances, or the failure to properly remediate the contamination, may adversely affect the owner’s ability to borrow against, sell or rent the affected property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination.

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of reconstruction, remodeling, renovation, or demolition of a building. These laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. We are not aware that any ACMs were used in the construction of the communities we developed. ACMs were, however, used in the construction of several of the communities that we acquired. We have implemented an operations and maintenance program for each of the communities at which ACMs have been detected. We do not anticipate that we will incur any material liabilities as a result of the presence of ACMs at our communities.

We are aware that some of our communities have lead paint and have implemented an operations and maintenance program at each of those communities. We do not anticipate that we will incur any material liabilities as a result of the presence of lead paint at our communities.

All of our stabilized operating communities, and all of the communities that we are currently developing or redeveloping, have been subjected to at least a Phase I or similar environmental assessment, which generally does not involve invasive techniques such as soil or ground water sampling. These assessments, together with subsurface assessments conducted on some properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operations. In connection with our ownership, operation and development of communities, from time to time we undertake remedial action in response to the presence of subsurface or other contaminants. In some cases, an indemnity exists upon which we may be able to rely if environmental liability arises from the contamination. There can be no assurance, however, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that environmental liability arises.

Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of its presence regardless of whether we or the resident believe a health risk is presented. However, we cannot assure that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities.

Additionally, we have occasionally been involved in developing, managing, leasing and operating various properties for third parties. Consequently, we may be considered to have been an operator of such properties and, therefore, potentially liable for removal or remediation costs or other potential costs which could relate to hazardous or toxic substances. We are not aware of any material environmental liabilities with respect to properties managed or developed by us or our predecessors for such third parties.

We cannot assure you that:

•	the environmental assessments described above have identified all potential environmental liabilities;

•	no prior owner created any material environmental condition not known to us or the consultants who prepared the assessments;

•	no environmental liabilities have developed since the environmental assessments were prepared;

•	the condition of land or operations in the vicinity of our communities, such as the presence of underground storage tanks, will not affect the environmental condition of our communities;

•	future uses or conditions, including, without limitation, changes in applicable environmental laws and regulations, will not result in the imposition of environmental liability; and

•	no environmental liabilities will develop at communities that we have sold for which we may have liability.

Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investor Relations” section of our website (www.avalonbay.com) as soon as reasonably practicable after the reports are filed with or furnished to the SEC.

We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of December 31, 2002, we had 1,775 employees.

ITEM 2. COMMUNITIES

Our real estate investments consist of current operating apartment communities, communities in various stages of development, and land or land options held for development. The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and costs as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category annually as of January 1st of each year and maintain that classification throughout the year. For the year 2002, the Established Communities were communities that had stabilized occupancy and costs as of January 1, 2001 and are not conducting or planning to conduct substantial redevelopment activities, as described below, within the current year. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities are all other completed communities that have stabilized occupancy and are not conducting or planning redevelopment activities. Other Stabilized Communities therefore include communities that were either acquired or achieved stabilization after January 1, 2001 and that were not conducting or planning to start redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is

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

As of December 31, 2002, our communities were classified as follows:

	Number of	Number of
	communities	apartment homes

Current Communities
Established Communities:
Northeast	27	7,196
Mid-Atlantic	18	5,154
Midwest	9	2,624
Pacific Northwest	3	907
Northern California	29	8,601
Southern California	11	3,404

Total Established	97	27,886

Other Stabilized Communities:
Northeast	11	3,040
Mid-Atlantic	2	960
Midwest	—	—
Pacific Northwest	8	2,152
Northern California	2	499
Southern California	6	2,253

Total Other Stabilized	29	8,904

Lease-Up Communities	9	2,300
Redevelopment Communities	2	1,089

Total Current Communities	137	40,179

Development Communities	12	3,429

Development Rights	38	9,950

Our holdings under each of the above categories are discussed on the following pages.

Current Communities

The Current Communities are primarily garden-style apartment communities consisting of two and three-story buildings in landscaped settings. The Current Communities, as of February 1, 2003, include 106 garden-style, 17 high-rise and 14 mid-rise apartment communities. The Current Communities offer many attractive amenities including some or all of the following:

•	vaulted ceilings;

•	lofts;

•	fireplaces;

•	patios/decks; and

•	modern appliances.

Other features at various communities may include:

•	swimming pools;

•	fitness centers;

•	tennis courts; and

•	business centers.

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

These Current Communities are located in the following geographic markets:

	Number of		Number of		Percentage of total
	communities at		apartment homes at		apartment homes at

	1-1-02	2-1-03	1-1-02	2-1-03	1-1-02	2-1-03

Northeast	38	45	10,877	12,667	29.3%	31.5%
Boston, MA	11	13	2,839	3,142	7.6%	7.8%
Fairfield County, CT	11	13	2,939	3,350	7.9%	8.3%
Long Island, NY	3	3	915	915	2.5%	2.3%
Northern New Jersey	4	5	1,394	1,802	3.8%	4.5%
Central New Jersey	3	4	1,144	1,440	3.1%	3.6%
New York, NY	6	7	1,646	2,018	4.4%	5.0%
Mid-Atlantic	21	22	6,422	6,754	17.2%	16.8%
Baltimore, MD	4	4	1,054	1,054	2.8%	2.6%
Washington, DC	17	18	5,368	5,700	14.4%	14.2%
Midwest	9	9	2,624	2,624	7.1%	6.5%
Chicago, IL	4	4	1,296	1,296	3.5%	3.2%
Minneapolis, MN	5	5	1,328	1,328	3.6%	3.3%
Pacific Northwest	12	12	3,159	3,159	8.5%	7.9%
Seattle, WA	12	12	3,159	3,159	8.5%	7.9%
Northern California	30	32	8,889	9,318	23.8%	23.2%
Oakland-East Bay, CA	6	6	2,090	2,090	5.6%	5.2%
San Francisco, CA	8	8	1,765	1,765	4.7%	4.4%
San Jose, CA	16	18	5,034	5,463	13.5%	13.6%
Southern California	16	17	5,257	5,657	14.1%	14.1%
Los Angeles, CA	4	5	2,001	2,401	5.4%	6.0%
Orange County, CA	8	8	2,022	2,022	5.4%	5.0%
San Diego, CA	4	4	1,234	1,234	3.3%	3.1%

	126	137	37,228	40,179	100.0%	100.0%

We manage and operate all of the Current Communities. During the year ended December 31, 2002, we completed construction of 2,521 apartment homes in ten communities for a total cost of $466,600,000. The average age of the Current Communities, on a weighted average basis according to number of apartment homes, is 8.1 years.

Of the Current Communities, as of February 1, 2003, we own:

•	a fee simple, or absolute, ownership interest in 112 operating communities, one of which is on land subject to a land lease expiring in March 2142;

•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest in four partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 17 communities;

•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community; and

•	a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in nine of the Development Communities, a membership interest in a limited liability company that holds a fee simple interest in a Development Community and a general partnership interest in two partnerships structured as “DownREITs” that each own one Development Community.

In each of the six partnerships structured as DownREITs, either we or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of our common stock on the date of redemption. In lieu of cash, we may elect to acquire any unit presented for redemption for one share of our common stock. As of February 1, 2003, there were 975,751 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

Profile of Current and Development Communities
(Dollars in thousands, except per apartment home data)

			Approx.		Year of	Average
		Number of	rentable area		completion/	size
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)

CURRENT COMMUNITIES (1)
NORTHEAST
Boston, MA
Avalon at Center Place	Providence, RI	225	231,671	1.2	1997	1,030
Avalon at Faxon Park	Quincy, MA	171	175,494	8.3	1998	1,026
Avalon at Lexington	Lexington, MA	198	231,182	18.0	1994	1,168
Avalon at Prudential Center	Boston, MA	781	747,954	1.0	1968/98	958
Avalon Essex	Peabody, MA	154	173,520	11.1	2000	1,127
Avalon Estates	Hull, MA	162	188,392	55.0	2001	1,163
Avalon Ledges	Weymouth, MA	304	315,554	58.0	2002	1,023
Avalon Oaks	Wilmington, MA	204	229,748	22.5	1999	1,023
Avalon Oaks West	Wilmington, MA	120	123,960	27.0	2002	1,033
Avalon Orchards	Marlborough, MA	156	186,500	23.0	2002	1,219
Avalon Summit	Quincy, MA	245	203,848	9.1	1996	832
Avalon West	Westborough, MA	120	147,472	10.1	1996	1,229
Fairfield-New Haven, CT
Avalon at Greyrock Place	Stamford, CT	306	201,500	3.0	2002	1,040
Avalon Corners	Stamford, CT	195	192,174	3.2	2000	986
Avalon Gates	Trumbull, CT	340	381,322	37.0	1997	1,122
Avalon Glen	Stamford, CT	238	221,828	4.1	1991	932
Avalon Haven	North Haven, CT	128	140,107	10.6	2000	1,095
Avalon Lake	Danbury, CT	135	166,231	32.0	1999	1,184
Avalon New Canaan	New Canaan, CT	104	130,104	9.1	2002	1,251
Avalon Springs	Wilton, CT	102	158,259	12.0	1996	1,552
Avalon Valley	Danbury, CT	268	297,479	17.1	1999	1,070
Avalon Walk I & II	Hamden, CT	764	761,441	38.4	1992/94	996
Long Island, NY
Avalon Commons	Smithtown, NY	312	363,049	20.6	1997	1,164
Avalon Court	Melville, NY	494	597,104	35.4	1997/2000	1,209
Avalon Towers	Long Beach, NY	109	124,836	1.3	1995	1,145
Northern New Jersey
Avalon at Edgewater	Edgewater, NJ	408	405,144	7.1	2002	993
Avalon at Florham Park	Florham Park, NJ	270	331,560	41.9	2001	1,228
Avalon Cove	Jersey City, NJ	504	574,675	11.1	1997	1,140
Avalon Crest	Fort Lee, NJ	351	371,411	13.1	1998	1,058
The Tower at Avalon Cove	Jersey City, NJ	269	241,825	2.8	1999	905
Central New Jersey
Avalon at Freehold	Freehold, NJ	296	317,608	42.3	2002	1,073
Avalon Run East	Lawrenceville, NJ	206	265,198	27.0	1996	1,287
Avalon Watch	West Windsor, NJ	512	485,871	64.0	1999	949
New York, NY
Avalon Riverview I	Long Island City, NY	372	332,940	1.0	2002	895
Avalon Gardens	Nanuet, NY	504	638,439	55.0	1998	1,267
Avalon Green	Elmsford, NY	105	113,538	16.9	1995	1,081

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Physical	Average economic		Average rental rate			Financial
	occupancy at	occupancy		$ per	$ per		reporting cost
	12/31/02	2002	2001	Apt (4)	Sq. Ft.		(5)

CURRENT COMMUNITIES (1)
NORTHEAST
Boston, MA
Avalon at Center Place	94.7%	96.2%	96.1%	$2,172	$2.03		$27,318
Avalon at Faxon Park	93.6%	93.9%	97.4%	1,833	1.68		15,231
Avalon at Lexington	93.9%	93.8%	96.5%	1,933	1.55		15,347
Avalon at Prudential Center	93.3%	89.2% (2)	94.9% (2)	2,612	2.43	(2)	151,813
Avalon Essex	95.5%	94.0%	96.4%	1,870	1.56		21,537
Avalon Estates	83.3%	88.5%	91.2% (3)	1,736	1.32		20,216
Avalon Ledges	71.1%	37.5% (3)	N/A	1,603	0.58	(3)	35,527
Avalon Oaks	94.6%	92.2%	96.3%	1,687	1.38		20,823
Avalon Oaks West	94.6%	76.3% (3)	N/A	1,495	1.10	(3)	16,619
Avalon Orchards	93.0%	63.1% (3)	N/A	1,546	0.82	(3)	20,835
Avalon Summit	88.2%	90.7%	96.8%	1,375	1.50		16,748
Avalon West	95.0%	92.1%	97.8%	1,625	1.22		10,921
Fairfield-New Haven, CT
Avalon at Greyrock Place	83.0%	66.7% (3)	N/A	1,998	2.02	(3)	69,673
Avalon Corners	82.1%	87.7%	96.5%	2,145	1.91		31,778
Avalon Gates	88.2%	93.0%	98.8%	1,672	1.39		36,100
Avalon Glen	89.1%	91.4%	96.5%	1,763	1.73		31,295
Avalon Haven	82.0%	91.0%	98.8%	1,638	1.36		13,750
Avalon Lake	87.4%	95.2%	98.1%	1,800	1.39		16,995
Avalon New Canaan	69.2%	31.0% (3)	N/A	2,852	0.71	(3)	32,050
Avalon Springs	79.4%	86.1%	95.9%	2,777	1.54		16,873
Avalon Valley	90.3%	96.4%	99.0%	1,646	1.43		26,059
Avalon Walk I & II	91.4%	94.6%	98.5%	1,313	1.25		59,044
Long Island, NY
Avalon Commons	99.7%	98.1%	97.1%	1,796	1.51		33,293
Avalon Court	99.4%	98.9%	99.3%	2,201	1.80		59,272
Avalon Towers	99.1%	97.6%	99.0%	2,850	2.43		16,913
Northern New Jersey
Avalon at Edgewater	90.2%	71.9% (3)	N/A	2,167	1.57	(3)	74,590
Avalon at Florham Park	88.9%	93.4%	91.8% (3)	2,404	1.83		41,569
Avalon Cove	91.7%	87.4%	96.7%	2,565	1.97		91,953
Avalon Crest	83.2%	90.2%	94.2%	2,167	1.85		56,062
The Tower at Avalon Cove	91.5%	85.6%	96.6%	2,364	2.25		49,659
Central New Jersey
Avalon at Freehold	89.9%	80.7% (3)	N/A	1,560	1.17	(3)	34,307
Avalon Run East	93.7%	93.0%	97.2%	1,658	1.20		16,272
Avalon Watch	92.8%	92.0%	96.7%	1,378	1.34		29,597
New York, NY
Avalon Riverview I	71.5%	37.3% (3)	N/A	2,520	1.05	(3)	94,045
Avalon Gardens	95.4%	90.7%	94.3%	1,863	1.33		54,265
Avalon Green	88.6%	94.8%	94.5%	2,419	2.12		12,603

Profile of Current and Development Communities
(Dollars in thousands, except per apartment home data)

			Approx.		Year of	Average
		Number of	rentable area		completion/	size
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)

Avalon on the Sound	New Rochelle, NY	412	372,860	2.4	2001	905
Avalon View	Wappingers Falls, NY	288	335,088	41.0	1993	1,164
Avalon Willow	Mamaroneck, NY	227	199,945	4.0	2000	881
The Avalon	Bronxville, NY	110	119,186	1.5	1999	1,085
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	Columbia, MD	720	724,253	42.1	1987/96	1,005
Avalon at Symphony Glen	Columbia, MD	176	179,867	10.0	1986	1,022
Avalon Landing	Annapolis, MD	158	117,033	13.8	1995	741
Washington, DC
4100 Massachusetts Avenue	Washington, DC	308	298,725	2.7	1982	970
Autumn Woods	Fairfax, VA	420	355,228	24.2	1996	846
Avalon at Arlington Square I	Arlington, VA	510	583,950	14.2	2001	1,145
Avalon at Arlington Square II	Arlington, VA	332	325,499	6.1	2002	980
Avalon at Ballston — Vermont & Quincy Towers	Arlington, VA	454	420,242	2.3	1997	926
Avalon at Ballston — Washington Towers	Arlington, VA	344	294,786	4.1	1990	857
Avalon at Cameron Court	Alexandria, VA	460	467,292	16.0	1998	1,016
Avalon at Decoverly	Rockville, MD	368	368,446	25.0	1995	1,001
Avalon at Dulles	Sterling, VA	236	232,632	15.7	1986	986
Avalon at Fair Lakes	Fairfax, VA	234	285,822	10.0	1998	1,221
Avalon at Fox Mill	Herndon, VA	165	219,360	12.8	2000	1,329
Avalon at Providence Park	Fairfax, VA	141	148,211	4.0	1997	1,051
Avalon Crescent	McLean, VA	558	613,426	19.1	1996	1,099
Avalon Crossing	Rockville, MD	132	147,690	5.0	1996	1,119
Avalon Fields I & II	Gaithersburg, MD	288	292,282	9.2	1998	1,050
Avalon Knoll	Germantown, MD	300	290,365	26.7	1985	968
MIDWEST
Chicago, IL
200 Arlington Place	Arlington Heights, IL	409	346,832	2.8	1987/2000	848
Avalon at Danada Farms	Wheaton, IL	295	350,606	19.2	1997	1,188
Avalon at Stratford Green	Bloomingdale, IL	192	237,204	12.7	1997	1,235
Avalon at West Grove	Westmont, IL	400	388,500	17.4	1967	971
Minneapolis, MN
Avalon at Devonshire	Bloomington, MN	498	470,762	42.0	1988	945
Avalon at Edinburgh	Brooklyn Park, MN	198	222,130	11.3	1992	1,122
Avalon at Town Centre	Eagan, MN	248	235,518	18.7	1986	950
Avalon at Town Square	Plymouth, MN	160	144,026	8.3	1986	900
Avalon at Woodbury	Woodbury, MN	224	287,975	15.0	1999	1,286
PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	Redmond, WA	264	288,250	22.0	1998	1,092
Avalon Bellevue	Bellevue, WA	202	164,226	1.7	2001	813
Avalon Belltown	Seattle, WA	100	80,200	0.7	2001	802
Avalon Brandemoor	Lynwood, WA	424	453,602	22.6	2001	1,070

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Physical	Average economic		Average rental rate			Financial
	occupancy at	occupancy		$ per	$ per		reporting cost
	12/31/02	2002	2001	Apt (4)	Sq. Ft.		(5)

Avalon on the Sound	94.2%	87.7%	35.5% (3)	2,182	2.11		91,614
Avalon View	92.7%	95.3%	98.4%	1,343	1.10		18,290
Avalon Willow	92.1%	90.3%	95.5%	2,276	2.33		47,000
The Avalon	96.4%	96.0%	97.8%	3,373	2.99		31,228
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	95.2%	95.0%	96.8%	1,121	1.06		44,855
Avalon at Symphony Glen	97.7%	97.2%	97.1%	1,143	1.09		9,172
Avalon Landing	96.8%	97.7%	97.5%	1,030	1.36		9,791
Washington, DC
4100 Massachusetts Avenue	81.5%	88.4% (2)	96.4%	1,822	1.66	(2)	36,028
Autumn Woods	93.1%	93.8%	95.7%	1,134	1.26		30,928
Avalon at Arlington Square I	88.0%	90.7%	49.9% (3)	1,730	1.37		69,678
Avalon at Arlington Square II	68.4%	40.1% (3)	N/A	1,619	0.66	(3)	42,405
Avalon at Ballston — Vermont & Quincy Towers	87.4%	90.9%	95.3%	1,456	1.43		47,169
Avalon at Ballston — Washington Towers	88.1%	91.9%	96.9%	1,444	1.55		37,359
Avalon at Cameron Court	92.6%	94.6%	96.3%	1,631	1.52		43,246
Avalon at Decoverly	94.6%	92.7%	97.0%	1,327	1.23		31,772
Avalon at Dulles	96.2%	92.2%	95.5%	1,069	1.00		12,164
Avalon at Fair Lakes	96.6%	94.0%	96.0%	1,497	1.15		23,476
Avalon at Fox Mill	88.5%	93.3%	95.6%	1,560	1.09		19,513
Avalon at Providence Park	96.5%	96.0%	96.4%	1,271	1.16		11,299
Avalon Crescent	90.1%	93.4%	93.9%	1,622	1.38		57,283
Avalon Crossing	92.4%	94.0%	95.3%	1,740	1.46		13,895
Avalon Fields I & II	90.9%	92.3%	97.2%	1,341	1.22		22,700
Avalon Knoll	96.3%	95.0%	97.8%	1,067	1.05		8,609
MIDWEST
Chicago, IL
200 Arlington Place	91.7%	92.3%	95.1%	1,190	1.30		49,962
Avalon at Danada Farms	92.9%	93.5%	95.7%	1,347	1.06		38,423
Avalon at Stratford Green	86.5%	91.5%	95.2%	1,339	0.99		21,949
Avalon at West Grove	91.5%	91.5%	96.4%	904	0.85		29,915
Minneapolis, MN
Avalon at Devonshire	91.2%	93.7%	95.4%	1,022	1.01		37,686
Avalon at Edinburgh	93.4%	93.6%	96.5%	1,138	0.95		18,559
Avalon at Town Centre	95.2%	93.6%	95.9%	1,000	0.99		18,214
Avalon at Town Square	93.1%	91.5%	96.8%	1,020	1.04		10,898
Avalon at Woodbury	94.6%	94.9%	93.9%	1,153	0.85		25,985
PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	93.9%	94.3%	94.2%	1,164	1.01		34,437
Avalon Bellevue	98.0%	92.5%	63.5% (3)	1,131	1.29		30,633
Avalon Belltown	98.0%	83.8%	16.1% (3)	1,263	1.32		18,279
Avalon Brandemoor	96.0%	93.9%	96.5% (3)	978	0.86		45,309

Profile of Current and Development Communities
(Dollars in thousands, except per apartment home data)

			Approx.		Year of	Average
		Number of	rentable area		completion/	size
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)

Avalon Greenbriar	Renton, WA	421	382,382	20.0	1987/88	908
Avalon HighGrove	Everett, WA	391	422,482	19.8	2000	1,081
Avalon ParcSquare	Redmond, WA	124	127,236	1.9	2000	1,026
Avalon Redmond Place	Redmond, WA	222	206,004	22.0	1991/97	928
Avalon RockMeadow	Mill Creek, WA	206	240,817	11.5	2000	1,169
Avalon WildReed	Everett, WA	234	259,080	22.3	2000	1,107
Avalon WildWood	Lynwood, WA	238	313,107	15.8	2001	1,316
Avalon Wynhaven	Issaquah, WA	333	424,604	11.6	2001	1,275
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	Union City, CA	208	150,140	8.5	1973/96	722
Avalon at Willow Creek	Fremont, CA	235	197,575	3.5	1985/94	841
Avalon Dublin	Dublin, CA	204	179,004	13.0	1989/97	877
Avalon Fremont	Fremont, CA	443	446,422	22.3	1992/94	1,008
Avalon Pleasanton	Pleasanton, CA	456	377,438	14.7	1988/94	828
Waterford	Hayward, CA	544	451,937	11.1	1985/86	831
San Francisco, CA
Avalon at Cedar Ridge	Daly City, CA	195	141,411	8.0	1975/97	725
Avalon at Diamond Heights	San Francisco, CA	154	123,080	2.6	1972/94	799
Avalon at Nob Hill	San Francisco, CA	185	109,238	1.4	1990/95	590
Avalon at Sunset Towers	San Francisco, CA	243	175,511	16.0	1961/96	722
Avalon Foster City	Foster City, CA	288	222,276	11.0	1973/94	772
Avalon Pacifica	Pacifica, CA	220	186,785	7.7	1971/95	849
Avalon Towers by the Bay	San Francisco, CA	226	243,033	1.0	1999	1,075
Crowne Ridge	San Rafael, CA	254	221,525	21.9	1973/96	872
San Jose, CA
Avalon at Blossom Hill	San Jose, CA	324	322,207	7.5	1995	994
Avalon at Cahill Park	San Jose, CA	218	218,245	3.8	2002	1,001
Avalon at Creekside	Mountain View, CA	294	215,680	13.0	1962/97	734
Avalon at Foxchase	San Jose, CA	396	335,212	12.0	1986/87	844
Avalon at Parkside	Sunnyvale, CA	192	199,353	8.0	1991/96	1,038
Avalon at Pruneyard	Campbell, CA	252	197,000	8.5	1966/97	782
Avalon at River Oaks	San Jose, CA	226	210,050	4.0	1990/96	929
Avalon Campbell	Campbell, CA	348	326,796	8.0	1995	939
Avalon Cupertino	Cupertino, CA	311	293,328	8.0	1999	943
Avalon Mountain View	Mountain View, CA	248	211,552	10.5	1986	853
Avalon on the Alameda	San Jose, CA	305	299,722	8.9	1999	983
Avalon Rosewalk I & II	San Jose, CA	456	450,252	16.6	1997/99	987
Avalon Silicon Valley	Sunnyvale, CA	710	658,591	13.6	1997	928
Avalon Sunnyvale	Sunnyvale, CA	220	159,653	5.0	1987/95	726
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	1.9	2002	1,035
CountryBrook	San Jose, CA	360	323,012	14.0	1985/96	897
Fairway Glen	San Jose, CA	144	119,492	6.0	1986	830
San Marino	San Jose, CA	248	209,465	11.5	1984/88	845

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Physical	Average economic		Average rental rate			Financial
	occupancy at	occupancy		$ per	$ per		reporting cost
	12/31/02	2002	2001	Apt (4)	Sq. Ft.		(5)

Avalon Greenbriar	93.4%	91.0%	92.2%	807	0.81		36,259
Avalon HighGrove	97.4%	94.8%	93.5%	920	0.81		39,620
Avalon ParcSquare	96.0%	95.7%	94.2%	1,254	1.17		18,995
Avalon Redmond Place	89.2%	94.6%	94.8%	1,104	1.13		26,042
Avalon RockMeadow	95.6%	93.3%	92.7%	1,058	0.84		24,457
Avalon WildReed	96.6%	94.4%	95.9%	939	0.80		22,956
Avalon WildWood	95.4%	94.1%	96.0% (3)	1,149	0.82		32,865
Avalon Wynhaven	86.2%	89.3%	95.1% (3)	1,287	0.90		52,554
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	99.5%	94.8%	95.5%	1,188	1.56		21,891
Avalon at Willow Creek	100.0%	95.8%	95.3%	1,371	1.56		34,258
Avalon Dublin	96.6%	94.9%	94.4%	1,417	1.53		26,742
Avalon Fremont	96.4%	93.7%	95.8%	1,568	1.46		77,170
Avalon Pleasanton	96.5%	95.7%	92.8%	1,313	1.52		60,522
Waterford	94.5%	92.9%	94.7%	1,202	1.34		59,066
San Francisco, CA
Avalon at Cedar Ridge	96.9%	96.6%	96.5%	1,475	1.96		25,530
Avalon at Diamond Heights	98.7%	92.2%	95.2%	1,582	1.82		24,398
Avalon at Nob Hill	94.1%	94.3%	93.7%	1,503	2.40		27,500
Avalon at Sunset Towers	95.8%	95.0%	96.7%	1,606	2.11		28,171
Avalon Foster City	95.8%	96.6%	92.1%	1,457	1.82		42,852
Avalon Pacifica	97.7%	95.9%	97.3%	1,471	1.66		31,298
Avalon Towers by the Bay	94.7%	93.8%	91.4%	2,730	2.38		66,882
Crowne Ridge	92.9%	93.4%	97.1%	1,448	1.55		31,050
San Jose, CA
Avalon at Blossom Hill	97.2%	93.4%	93.2%	1,637	1.54		60,886
Avalon at Cahill Park	92.7%	39.7% (3)	N/A	1,761	0.70	(3)	52,114
Avalon at Creekside	98.3%	96.3%	95.6%	1,437	1.89		42,966
Avalon at Foxchase	97.9%	94.9%	95.6%	1,342	1.50		58,822
Avalon at Parkside	97.9%	95.8%	95.6%	1,756	1.62		37,853
Avalon at Pruneyard	98.0%	94.9%	95.9%	1,341	1.63		31,850
Avalon at River Oaks	96.0%	93.9%	93.4%	1,614	1.63		45,005
Avalon Campbell	92.5%	93.1%	93.1%	1,594	1.58		60,009
Avalon Cupertino	95.2%	93.9%	96.3%	1,868	1.86		49,098
Avalon Mountain View	96.0%	93.8%	97.5%	1,736	1.91		50,512
Avalon on the Alameda	95.7%	92.7%	89.5%	1,882	1.77		56,426
Avalon Rosewalk I & II	96.7%	92.7%	91.9%	1,609	1.51		78,210
Avalon Silicon Valley	94.1%	92.2%	91.2%	1,895	1.88		120,851
Avalon Sunnyvale	98.2%	95.2%	94.9%	1,429	1.87		34,897
Avalon Towers on the Peninsula	97.2%	62.4% (3)	N/A	2,229	1.34	(3)	65,581
CountryBrook	95.3%	93.1%	91.6%	1,342	1.39		47,792
Fairway Glen	100.0%	95.1%	94.0%	1,333	1.53		17,128
San Marino	96.8%	93.7%	91.0%	1,369	1.52		34,065

Profile of Current and Development Communities
(Dollars in thousands, except per apartment home data)

			Approx.		Year of	Average
		Number of	rentable area		completion/	size
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	Burbank, CA	748	530,114	14.7	1969/97	709
Avalon at Warner Center	Woodland Hills, CA	227	191,645	6.8	1979/98	844
Avalon Westside Terrace	Los Angeles, CA	363	229,296	4.8	1966/97	632
Avalon Woodland Hills	Woodland Hills, CA	663	592,722	18.2	1989/97	894
The Promenade	Burbank, CA	400	360,587	6.9	1988/2002	923
Orange County, CA
Amberway	Anaheim, CA	272	205,572	9.9	1983/98	756
Avalon at Laguna Niguel	Laguna Niguel, CA	176	174,848	10.0	1988/98	993
Avalon at Pacific Bay	Huntington Beach, CA	304	268,000	9.7	1971/97	882
Avalon at South Coast	Costa Mesa, CA	258	208,890	8.9	1973/96	810
Avalon Huntington Beach	Huntington Beach, CA	400	353,192	16.4	1972/97	883
Avalon Mission Viejo	Mission Viejo, CA	166	124,600	7.8	1984/96	751
Avalon Newport	Costa Mesa, CA	145	120,690	6.6	1956/96	832
Avalon Santa Margarita	Rancho Santa Margarita, CA	301	229,593	20.0	1990/97	763
San Diego, CA
Avalon at Cortez Hill	San Diego, CA	294	224,840	1.2	1973/98	765
Avalon at Mission Bay	San Diego, CA	564	402,327	5.7	1969/97	713
Avalon at Mission Ridge	San Diego, CA	200	208,100	4.0	1960/97	1,041
Avalon at Penasquitos Hills	San Diego, CA	176	141,120	8.8	1982/97	802
DEVELOPMENT COMMUNITIES
Avalon at Flanders Hill	Westborough, MA	280	299,978	62.0	N/A	1,099
Avalon at Gallery Place I	Washington, DC	203	183,326	0.5	N/A	903
Avalon at Glen Cove South	Glen Cove, NY	256	270,000	4.0	N/A	1,050
Avalon at Grosvenor Station	North Bethesda, MD	497	478,530	9.9	N/A	963
Avalon at Mission Bay North	San Francisco, CA	250	244,224	1.4	N/A	977
Avalon at Newton Highlands	Newton, MA	294	401,241	7.0	N/A	1,177
Avalon at Rock Spring	North Bethesda, MD	386	388,480	10.2	N/A	1,006
Avalon at Steven’s Pond	Saugus, MA	326	360,509	82.0	N/A	1,106
Avalon Darien	Darien, CT	189	242,311	30.0	N/A	1,282
Avalon Glendale	Burbank, CA	223	241,712	5.1	N/A	1,084
Avalon on Stamford Harbor	Stamford, CT	323	336,566	12.1	N/A	1,042
Avalon Traville Phase I	North Potomac, MD	200	231,800	23.8	N/A	1,159

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Physical	Average economic		Average rental rate			Financial
	occupancy at	occupancy		$ per	$ per		reporting cost
	12/31/02	2002	2001	Apt (4)	Sq. Ft.		(5)

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	94.5%	90.3% (2)	83.8% (2)	1,127	1.44	(2)	75,508
Avalon at Warner Center	97.4%	96.5%	97.2%	1,329	1.52		26,414
Avalon Westside Terrace	95.6%	92.3%	95.7%	1,171	1.71		37,241
Avalon Woodland Hills	97.6%	95.4%	96.1%	1,273	1.36		71,590
The Promenade	95.0%	92.8% (3)	N/A	1,443	1.49	(3)	70,996
Orange County, CA
Amberway	96.7%	95.7%	93.9%	1,003	1.27		21,400
Avalon at Laguna Niguel	99.4%	96.8%	96.1%	1,232	1.20		20,957
Avalon at Pacific Bay	97.7%	95.3%	96.6%	1,235	1.33		31,941
Avalon at South Coast	98.8%	96.5%	94.8%	1,137	1.35		24,596
Avalon Huntington Beach	95.5%	91.6%	94.7%	1,276	1.32		37,192
Avalon Mission Viejo	98.8%	95.9%	96.9%	1,138	1.45		13,167
Avalon Newport	100.0%	97.7%	97.9%	1,346	1.58		10,112
Avalon Santa Margarita	94.0%	94.4%	96.0%	1,153	1.43		23,635
San Diego, CA
Avalon at Cortez Hill	96.3%	92.5%	84.0%	1,216	1.47		34,368
Avalon at Mission Bay	97.0%	96.2%	97.1%	1,242	1.67		66,060
Avalon at Mission Ridge	97.0%	96.4%	97.2%	1,389	1.29		21,625
Avalon at Penasquitos Hills	95.5%	95.2%	95.9%	1,105	1.31		14,323
DEVELOPMENT COMMUNITIES
Avalon at Flanders Hill	N/A	N/A	N/A	N/A	N/A		35,855
Avalon at Gallery Place I	N/A	N/A	N/A	N/A	N/A		41,414
Avalon at Glen Cove South	N/A	N/A	N/A	N/A	N/A		16,777
Avalon at Grosvenor Station	N/A	N/A	N/A	N/A	N/A		40,146
Avalon at Mission Bay North	N/A	N/A	N/A	N/A	N/A		71,470
Avalon at Newton Highlands	N/A	N/A	N/A	N/A	N/A		27,629
Avalon at Rock Spring	N/A	N/A	N/A	N/A	N/A		36,787
Avalon at Steven’s Pond	N/A	N/A	N/A	N/A	N/A		23,230
Avalon Darien	N/A	N/A	N/A	N/A	N/A		13,537
Avalon Glendale	N/A	N/A	N/A	N/A	N/A		17,132
Avalon on Stamford Harbor	N/A	N/A	N/A	N/A	N/A		61,146
Avalon Traville Phase I	N/A	N/A	N/A	N/A	N/A		8,882

(1)	For the purpose of this table, Current Communities excludes communities held by unconsolidated real estate joint ventures.

(2)	Represents community which was under redevelopment during the year, resulting in lower average economic occupancy and average rental rate per square foot for the year.

(3)	Represents community that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(4)	Represents the average rental revenue per occupied apartment home.

(5)	Costs are presented in accordance with generally accepted accounting principles. For current Development Communities, cost represents total costs incurred through December 31, 2002.

Features and Recreational Amenities — Current and Development Communities

										Washer &
	1 BR	2BR		3BR						dryer
						Studios /			Parking	hook-ups
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	or units

CURRENT COMMUNITIES (1)
NORTHEAST
Boston, MA
Avalon at Center Place	103	—	111	5	—	6	—	225	345	All
Avalon at Faxon Park	68	—	75	28	—	—	—	171	287	All
Avalon at Lexington	28	24	90	56	—	—	—	198	355	All
Avalon at Prudential Center	361	—	237	—	23	148	12	781	142	None
Avalon Essex	50	—	62	—	—	—	42	154	259	All
Avalon Estates	66	16	80	—	—	—	—	162	354	All
Avalon Ledges	124	—	152	28	—	—	—	304	610	All
Avalon Oaks	60	24	96	24	—	—	—	204	355	All
Avalon Oaks West	48	12	48	12	—	—	—	120	233	All
Avalon Orchards	69	12	75	—	—	—	—	156	312	All
Avalon Summit	154	61	28	2	—	—	—	245	328	None
Avalon West	40	—	55	25	—	—	—	120	145	All
Fairfield-New Haven, CT
Avalon at Greyrock Place	104	91	99	12	—	—	—	306	459	All
Avalon Corners	118	—	77	—	—	—	—	195	273	All
Avalon Gates	122	—	168	50	—	—	—	340	580	All
Avalon Glen	124	—	114	—	—	—	—	238	400	Most
Avalon Haven	44	60	—	24	—	—	—	128	256	All
Avalon Lake	36	—	46	—	—	24	29	135	382	All
Avalon New Canaan	16	—	64	24	—	—	—	104	202	All
Avalon Springs	—	—	70	32	—	—	—	102	153	All
Avalon Valley	106	—	134	28	—	—	—	268	626	All
Avalon Walk I & II	272	116	122	74	—	—	180	764	1,528	All
Long Island, NY
Avalon Commons	128	40	112	32	—	—	—	312	538	All
Avalon Court	172	54	194	44	30	—	—	494	1,110	All
Avalon Towers	—	—	37	1	3	1	67	109	198	All
Northern New Jersey
Avalon at Edgewater	158	—	190	60	—	—	—	408	872	All
Avalon at Florham Park	46	—	107	117	—	—	—	270	611	All
Avalon Cove	190	—	190	46	2	—	76	504	464	All
Avalon Crest	96	—	131	67	—	—	57	351	364	All
The Tower at Avalon Cove	147	24	74	24	—	—	—	269	263	All
Central New Jersey
Avalon at Freehold	42	41	176	37	—	—	—	296	611	All
Avalon Run East	64	—	106	36	—	—	—	206	345	All
Avalon Watch	252	36	142	82	—	—	—	512	768	Most

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Large				Non-		Homes w/
				storage or	Balcony,			direct	Direct	pre-wired
	Vaulted			walk-in	patio, deck	Built-in		access	access	security
	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems

CURRENT COMMUNITIES (1)
NORTHEAST
Boston, MA
Avalon at Center Place	None	None	None	Half	Some	None	No	No	No	None
Avalon at Faxon Park	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon at Lexington	Some	Some	Some	Most	All	None	Yes	Yes	No	All
Avalon at Prudential Center	None	None	None	Most	Some	None	No	No	No	None
Avalon Essex	None	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Estates	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Ledges	None	Some	Some	All	Some	None	No	Yes	No	All
Avalon Oaks	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Oaks West	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Orchards	None	Half	Some	Most	All	None	No	Yes	Yes	All
Avalon Summit	None	None	None	None	All	None	No	Yes	No	None
Avalon West	Some	Some	Some	All	Half	None	No	Yes	Yes	All
Fairfield-New Haven, CT
Avalon at Greyrock Place	None	None	None	All	All	None	No	No	Yes	All
Avalon Corners	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Gates	Some	Some	None	All	All	None	Yes	Yes	No	All
Avalon Glen	Some	Some	Some	Half	Most	None	Yes	Yes	No	Most
Avalon Haven	None	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Lake	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon New Canaan	None	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Springs	Half	Half	Most	All	All	None	No	No	Yes	All
Avalon Valley	Some	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Walk I & II	Some	Some	Half	All	All	Some	Yes	No	No	Half
Long Island, NY
Avalon Commons	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Court	Some	Most	Some	All	All	None	No	Yes	Yes	All
Avalon Towers	None	None	None	All	Most	None	No	No	Yes	All
Northern New Jersey
Avalon at Edgewater	None	Some	Some	All	All	None	No	No	Yes	Some
Avalon at Florham Park	Most	None	Some	All	Some	None	No	No	Yes	All
Avalon Cove	Some	Some	Some	All	Most	None	No	Yes	Some	All
Avalon Crest	Some	Some	Some	All	All	None	No	Yes	Yes	All
The Tower at Avalon Cove	None	None	None	Half	Some	None	No	Yes	No	All
Central New Jersey
Avalon at Freehold	Some	Some	Some	All	All	None	No	Yes	No	None
Avalon Run East	Some	Some	Some	All	All	None	Yes	Yes	Yes	All
Avalon Watch	Some	None	Some	All	All	None	No	Yes	No	None

Features and Recreational Amenities — Current and Development Communities

										Washer &
	1 BR	2BR		3BR						dryer
						Studios /			Parking	hook-ups
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	or units

New York, NY
Avalon Riverview I	184	—	114	—	31	43	—	372	128	All
Avalon Gardens	208	48	144	104	—	—	—	504	1,008	All
Avalon Green	25	24	56	—	—	—	—	105	179	All
Avalon on the Sound	143	—	184	22	20	43	—	412	645	Most
Avalon View	115	47	62	64	—	—	—	288	576	All
Avalon Willow	150	77	—	—	—	—	—	227	379	All
The Avalon	55	2	43	10	—	—	—	110	167	All
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	283	223	154	60	—	—	—	720	1,137	All
Avalon at Symphony Glen	86	14	54	20	—	—	—	174	266	All
Avalon Landing	65	18	57	—	—	—	18	158	257	All
Washington, DC
4100 Massachusetts Avenue	160	70	—	3	—	27	48	308	330	All
AutumnWoods	220	72	96	—	—	—	32	420	727	All
Avalon at Arlington Square I	211	20	226	53	—	—	—	510	949	All
Avalon at Arlington Square II	172	—	116	44	—	—	—	332	563	All
Avalon at Ballston — Vermont & Quincy Towers	333	37	84	—	—	—	—	454	498	All
Avalon at Ballston — Washington Towers	205	28	111	—	—	—	—	344	415	All
Avalon at Cameron Court	208	—	168	—	—	—	84	460	736	All
Avalon at Decoverly	156	—	104	64	44	—	—	368	584	All
Avalon at Dulles	104	40	76	—	16	—	—	236	493	All
Avalon at Fair Lakes	45	12	125	26	26	—	—	234	505	All
Avalon at Fox Mill	—	—	92	73	—	—	—	165	343	All
Avalon at Providence Park	19	—	112	4	—	—	6	141	287	All
Avalon Crescent	186	26	346	—	—	—	—	558	662	All
Avalon Crossing	—	27	105	—	—	—	—	132	224	All
Avalon Fields I & II	74	32	84	32	—	—	66	288	443	All
Avalon Knoll	136	55	81	28	—	—	—	300	482	All
MIDWEST
Chicago, IL
200 Arlington Place	142	89	148	—	—	30	—	409	650	All
Avalon at Danada Farms	80	52	134	29	—	—	—	295	714	All
Avalon at Stratford Green	45	9	108	21	—	—	9	192	437	All
Avalon at West Grove	200	200	—	—	—	—	—	400	860	None
Minneapolis, MN
Avalon at Devonshire	194	—	304	—	—	—	—	498	498	Most
Avalon at Edinburgh	56	—	114	26	—	2	—	198	210	All
Avalon at Town Centre	104	—	111	33	—	—	—	248	250	All
Avalon at Town Square	76	—	68	12	—	—	4	160	162	All
Avalon at Woodbury	41	—	147	36	—	—	—	224	513	All

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Large				Non-		Homes w/
				storage or	Balcony,			direct	Direct	pre-wired
	Vaulted			walk-in	patio, deck	Built-in		access	access	security
	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems

New York, NY
Avalon Riverview I	None	None	None	Most	Some	None	No	Yes	No	Some
Avalon Gardens	Half	Half	Some	All	Most	None	Yes	Yes	Yes	All
Avalon Green	Some	Half	Some	All	All	None	Yes	No	No	All
Avalon on the Sound	None	Some	None	Most	Some	None	No	Yes	No	Some
Avalon View	Some	Some	Some	Most	All	None	Yes	No	No	None
Avalon Willow	Some	Some	None	Most	All	None	No	Yes	Yes	All
The Avalon	Some	Some	Some	Most	Half	None	No	Yes	No	All
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	Some	None	Some	Some	All	Some	No	No	No	None
Avalon at Symphony Glen	Some	None	Most	All	All	Half	No	No	No	None
Avalon Landing	None	None	Most	Most	All	None	Yes	No	No	None
Washington, DC
4100 Massachusetts Avenue	None	None	Some	Most	All	Some	No	Yes	No	None
AutumnWoods	Some	None	Some	All	All	Some	Yes	No	No	None
Avalon at Arlington Square I	Some	Some	Some	All	Some	Some	No	No	Yes	All
Avalon at Arlington Square II	Some	Some	Some	Some	All	Some	No	No	No	All
Avalon at Ballston — Vermont & Quincy Towers	None	None	None	Most	All	None	No	No	Yes	None
Avalon at Ballston — Washington Towers	None	None	Some	Most	All	None	No	No	Yes	None
Avalon at Cameron Court	Some	Some	Some	All	Most	None	No	Yes	Yes	All
Avalon at Decoverly	Some	Some	Most	Most	All	None	No	No	No	None
Avalon at Dulles	Some	None	Some	All	All	Some	No	No	No	None
Avalon at Fair Lakes	Half	None	Half	All	Most	None	No	Yes	Yes	None
Avalon at Fox Mill	Most	None	Most	All	All	None	No	No	Yes	All
Avalon at Providence Park	None	None	Most	All	All	None	No	No	No	None
Avalon Crescent	Some	Some	Half	Most	All	Some	No	Yes	Yes	All
Avalon Crossing	Some	Some	Half	All	All	Some	No	Yes	Yes	All
Avalon Fields I & II	Some	Some	Half	All	Most	None	No	Yes	No	All
Avalon Knoll	Some	None	Half	All	All	Some	No	No	No	None
MIDWEST
Chicago, IL
200 Arlington Place	None	None	None	All	Some	None	No	Yes	No	None
Avalon at Danada Farms	None	None	Some	All	Some	Some	No	No	Yes	None
Avalon at Stratford Green	None	None	Some	Most	Some	Some	No	Yes	Yes	None
Avalon at West Grove	None	None	None	None	All	None	Yes	No	No	None
Minneapolis, MN
Avalon at Devonshire	Some	None	Some	Most	Most	Some	No	Yes	Yes	None
Avalon at Edinburgh	None	None	Some	Some	All	None	No	Yes	No	None
Avalon at Town Centre	Some	None	Some	Some	All	None	No	Yes	No	None
Avalon at Town Square	Some	None	Some	Some	All	None	No	Yes	No	None
Avalon at Woodbury	None	None	Some	Some	Some	None	No	No	Yes	None

Features and Recreational Amenities — Current and Development Communities

										Washer &
	1 BR	2BR		3BR					Parking	dryer
						Studios /			Parking	hook-ups
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	or units

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	55	40	110	59	—	—	—	264	470	All
Avalon Bellevue	110	—	67	—	—	25	—	202	304	All
Avalon Belltown	64	—	20	—	—	16	—	100	134	All
Avalon Brandemoor	88	109	149	78	—	—	—	424	732	All
Avalon Greenbriar	16	19	217	169	—	—	—	421	731	All
Avalon HighGrove	84	119	124	56	8	—	—	391	713	All
Avalon ParcSquare	31	26	55	5	7	—	—	124	196	All
Avalon Redmond Place	76	44	67	35	—	—	—	222	384	All
Avalon RockMeadow	28	48	86	28	16	—	—	206	308	All
Avalon WildReed	36	60	78	60	—	—	—	234	462	All
Avalon Wildwood	5	—	211	—	17	—	5	238	16	All
Avalon Wynhaven	3	42	239	13	28	—	8	333	260	All
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	124	84	—	—	—	—	—	208	210	None
Avalon at Willow Creek	99	—	136	—	—	—	—	235	240	All
Avalon Dublin	72	8	60	48	—	—	16	204	427	Most
Avalon Fremont	130	81	176	—	56	—	—	443	830	All
Avalon Pleasanton	238	—	218	—	—	—	—	456	856	All
Waterford	208	—	336	—	—	—	—	544	876	Some
San Francisco, CA
Avalon at Cedar Ridge	117	33	24	—	—	21	—	195	258	None
Avalon at Diamond Heights	90	—	49	15	—	—	—	154	155	None
Avalon at Nob Hill	114	—	25	—	—	46	—	185	104	None
Avalon at Sunset Towers	183	20	20	—	—	20	—	243	244	None
Avalon Foster City	124	123	1	—	—	40	—	288	490	None
Avalon Pacifica	58	106	56	—	—	—	—	220	299	None
Avalon Towers by the Bay	103	—	120	—	3	—	—	226	235	All
Crowne Ridge	158	68	24	—	—	4	—	254	377	Some
San Jose, CA
Avalon at Blossom Hill	90	—	210	—	24	—	—	324	562	All
Avalon at Cahill Park	118	—	94	—	6	—	—	218	283	All
Avalon at Creekside	158	128	—	—	—	8	—	294	376	None
Avalon at Foxchase	168	—	228	—	—	—	—	396	719	All
Avalon at Parkside	60	—	96	36	—	—	—	192	192	All
Avalon at Pruneyard	212	40	—	—	—	—	—	252	395	All
Avalon at River Oaks	100	—	126	—	—	—	—	226	354	All
Avalon Campbell	156	—	180	—	12	—	—	348	588	All
Avalon Cupertino	145	—	152	—	14	—	—	311	526	All
Avalon Mountain View	108	—	88	52	—	—	—	248	248	All
Avalon on the Alameda	113	—	164	—	28	—	—	305	558	All
Avalon Rosewalk I & II	168	—	264	—	24	—	—	456	648	All
Avalon Silicon Valley	338	—	336	18	15	3	—	710	1,400	All
Avalon Sunnyvale	112	10	54	—	—	44	—	220	394	Some
Avalon Towers on the Peninsula	90	—	115	—	6	—	—	211	512	All
CountryBrook	108	—	252	—	—	—	—	360	694	All
Fairway Glen	60	—	84	—	—	—	—	144	226	All
San Marino	103	—	145	—	—	—	—	248	436	All

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Large				Non-		Homes w/
				storage or	Balcony,			direct	Direct	pre-wired
	Vaulted			walk-in	patio, deck	Built-in		access	access	security
	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	All	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon Bellevue	None	Some	Some	All	All	None	No	No	No	None
Avalon Belltown	None	None	None	All	Some	None	No	No	No	Some
Avalon Brandemoor	Some	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon Greenbriar	Some	None	Most	All	All	Some	Yes	No	No	None
Avalon HighGrove	Some	None	Most	Most	All	Some	Yes	Yes	Yes	All
Avalon ParcSquare	None	None	None	All	All	None	No	No	No	All
Avalon Redmond Place	Some	None	Most	All	All	None	Yes	Yes	No	None
Avalon RockMeadow	Some	None	Most	Most	All	Some	Yes	Yes	Yes	All
Avalon WildReed	Some	None	Most	Most	All	Some	Yes	Yes	No	All
Avalon Wildwood	Some	None	Most	Some	Most	None	No	No	Yes	All
Avalon Wynhaven	Most	Some	Most	All	All	None	Yes	Yes	Yes	All
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	None	None	Most	All	All	None	Yes	No	No	None
Avalon at Willow Creek	None	None	None	All	All	None	Yes	No	No	None
Avalon Dublin	Some	None	Most	All	All	None	No	Yes	No	None
Avalon Fremont	Most	None	Some	Most	All	None	Yes	Yes	No	All
Avalon Pleasanton	Some	None	Most	All	All	None	Yes	Yes	Yes	None
Waterford	Some	None	None	All	All	None	Yes	No	No	None
San Francisco, CA
Avalon at Cedar Ridge	None	Some	None	Some	All	None	Yes	No	Yes	None
Avalon at Diamond Heights	Some	None	None	All	All	None	No	Yes	No	None
Avalon at Nob Hill	None	None	None	None	Some	Most	No	Yes	No	None
Avalon at Sunset Towers	None	None	None	None	Some	None	No	No	Yes	None
Avalon Foster City	None	None	None	Most	Most	None	Yes	No	No	None
Avalon Pacifica	None	None	Some	Some	All	None	Yes	Yes	No	None
Avalon Towers by the Bay	Some	None	Some	Half	Most	None	No	No	Yes	All
Crowne Ridge	Some	None	Some	None	All	None	Yes	No	Yes	None
San Jose, CA
Avalon at Blossom Hill	Some	None	None	Most	All	None	Yes	Yes	No	All
Avalon at Cahill Park	Some	Some	Some	Most	All	None	No	Yes	No	None
Avalon at Creekside	None	None	Some	None	Most	None	Yes	No	No	None
Avalon at Foxchase	Some	None	None	Some	All	None	Yes	No	No	None
Avalon at Parkside	Some	None	Half	All	All	Some	Yes	Yes	No	None
Avalon at Pruneyard	None	None	None	None	Half	None	Yes	Yes	No	None
Avalon at River Oaks	None	None	Most	All	All	None	No	No	Yes	None
Avalon Campbell	Some	None	None	All	All	None	Yes	Yes	No	All
Avalon Cupertino	Some	None	Some	Some	All	Some	No	Yes	No	None
Avalon Mountain View	Some	None	None	Some	All	None	Yes	No	No	None
Avalon on the Alameda	Some	None	Some	All	All	Some	No	Yes	No	All
Avalon Rosewalk I & II	Some	None	Some	Some	All	Most	Yes	Yes	No	All
Avalon Silicon Valley	Some	Some	Some	Most	All	Some	No	Yes	No	None
Avalon Sunnyvale	None	None	None	All	All	None	No	No	Yes	None
Avalon Towers on the Peninsula	None	None	None	Most	All	None	No	Yes	No	None
CountryBrook	Some	None	All	None	All	None	Yes	Yes	No	None
Fairway Glen	Some	None	None	None	All	None	Yes	No	No	Some
San Marino	Some	None	None	Most	All	None	Yes	No	No	None

Features and Recreational Amenities — Current and Development Communities

										Washer &
	1 BR	2BR		3BR					Parking	dryer
						Studios /			Parking	hook-ups
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	or units

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	296	102	117	12	—	221	—	748	838	Some
Avalon at Warner Center	88	54	65	20	—	—	—	227	252	All
Avalon Westside Terrace	126	—	102	—	—	135	—	363	487	None
Avalon Woodland Hills	222	—	441	—	—	—	—	663	1,300	Some
The Promenade	153	—	196	51	—	—	—	400	720	Some
Orange County, CA
Amberway	114	48	48	—	—	62	—	272	454	None
Avalon at Laguna Niguel	—	—	176	—	—	—	—	176	335	None
Avalon at Pacific Bay	144	56	104	—	—	—	—	304	478	All
Avalon at South Coast	124	—	86	—	—	48		258	403	Some
Avalon Huntington Beach	—	36	324	40	—	—	—	400	790	None
Avalon Mission Viejo	94	28	44	—	—	—	—	166	250	None
Avalon Newport	44	54	—	35	—	12	—	145	235	Most
Avalon Santa Margarita	160	—	141	—	—	—	—	301	523	All
San Diego, CA
Avalon at Cortez Hill	114	—	83	—	—	97	—	294	292	None
Avalon at Mission Bay	270	9	165	—	—	120	—	564	695	None
Avalon at Mission Ridge	18	1	98	83	—	—	—	200	384	Most
Avalon at Penasquitos Hills	48	48	80	—	—	—	—	176	176	All
DEVELOPMENT COMMUNITIES
Avalon at Flanders Hill	108	—	142	30	—	—	—	280	569	All
Avalon at Gallery Place I	111	77	—	4	—	11	—	203	125	All
Avalon at Glen Cove South	112	—	91	—	—	53	—	256	458	All
Avalon at Grosvenor Station	265	33	185	13	—	1	—	497	742	All
Avalon at Mission Bay North	148	—	95	6	—	1	—	250	198	All
Avalon at Newton Highlands	90	46	92	56	4	6	—	294	540	All
Avalon at Rock Spring	178	39	133	36	—	—	—	386	678	All
Avalon at Steven’s Pond	102	—	202	22	—	—	—	326	663	All
Avalon Darien	77	—	78	32	—	—	2	189	472	All
Avalon Glendale	75	—	121	—	27	—	—	223	460	All
Avalon on Stamford Harbor	159	—	130	20	—	14	—	323	543	All
Avalon Traville Phase I	67	16	87	30	—	—	—	200	431	All

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Large				Non-		Homes w/
				storage or	Balcony,			direct	Direct	pre-wired
	Vaulted			walk-in	patio, deck	Built-in		access	access	security
	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	None	None	Some	Some	Some	None	Yes	Yes	No	None
Avalon at Warner Center	Some	None	Some	Some	All	None	Yes	No	No	None
Avalon Westside Terrace	None	None	None	None	All	Some	No	No	No	None
Avalon Woodland Hills	None	Some	None	Most	All	None	No	No	No	None
The Promenade	None	Some	All	Some	All	None	No	No	No	None
Orange County, CA
Amberway	Some	None	None	None	All	None	Yes	Yes	No	None
Avalon at Laguna Niguel	Some	None	All	None	Most	None	Yes	No	No	None
Avalon at Pacific Bay	None	None	None	Half	All	None	Yes	Yes	No	None
Avalon at South Coast	Half	None	None	Half	All	None	Yes	Yes	No	None
Avalon Huntington Beach	None	None	None	Most	Most	None	Yes	Yes	No	None
Avalon Mission Viejo	None	None	None	None	All	None	Yes	Yes	No	None
Avalon Newport	Some	None	Some	Most	Most	Some	Yes	Yes	No	None
Avalon Santa Margarita	None	None	None	None	All	None	Yes	Yes	No	None
San Diego, CA
Avalon at Cortez Hill	None	None	None	None	All	None	No	No	Yes	None
Avalon at Mission Bay	None	None	None	Some	All	None	No	Yes	No	None
Avalon at Mission Ridge	None	None	Most	Most	Most	None	No	Yes	No	None
Avalon at Penasquitos Hills	None	None	All	Some	All	All	Yes	No	No	None
DEVELOPMENT COMMUNITIES
Avalon at Flanders Hill	None	Some	Some	All	Some	None	No	Yes	Yes	All
Avalon at Gallery Place I	Some	None	None	All	Some	None	No	No	No	None
Avalon at Glen Cove South	None	None	Some	Most	Some	None	No	No	No	Some
Avalon at Grosvenor Station	Some	Some	Some	Most	All	None	No	No	Yes	All
Avalon at Mission Bay North	None	Some	None	All	Some	None	No	Yes	No	None
Avalon at Newton Highlands	Some	Some	Some	Most	Most	None	No	Yes	No	All
Avalon at Rock Spring	Some	Some	Some	Most	Most	Some	No	No	Yes	All
Avalon at Steven’s Pond	Some	Some	Some	All	All	Some	No	Yes	Yes	All
Avalon Darien	Some	Some	Some	Some	All	None	No	No	Yes	All
Avalon Glendale	None	None	Some	All	All	None	No	Yes	No	All
Avalon on Stamford Harbor	Some	Some	Some	Most	All	None	No	No	No	All
Avalon Traville Phase I	Some	Some	Some	Most	All	Some	No	Yes	Yes	None

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics			Walking /
	security	controlled	controlled	ground	dance		Picnic	jogging		Sauna /
	systems	access	access	parking	studio	Car wash	area	trail	Pool	whirlpool

CURRENT COMMUNITIES (1)
NORTHEAST
Boston, MA
Avalon at Center Place	None	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon at Faxon Park	None	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon at Lexington	None	No	Yes	No	No	No	Yes	No	Yes	No
Avalon at Prudential Center	None	No	Yes	Yes	No	No	Yes	No	No	No
Avalon Essex	None	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon Estates	None	No	No	No	No	No	Yes	Yes	Yes	Yes
Avalon Ledges	All	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon Oaks	None	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon Oaks West	All	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon Orchards	None	No	No	No	No	No	Yes	Yes	Yes	Yes
Avalon Summit	None	No	Yes	No	No	No	Yes	No	Yes	No
Avalon West	None	No	Yes	No	No	No	Yes	No	Yes	No
Fairfield-New Haven, CT
Avalon at Greyrock Place	All	Yes	No	Yes	No	No	Yes	No	Yes	No
Avalon Corners	All	Yes	Yes	Yes	No	No	Yes	No	Yes	No
Avalon Gates	None	Yes	No	No	No	No	Yes	No	Yes	No
Avalon Glen	None	No	Yes	Yes	No	No	No	No	Yes	No
Avalon Haven	None	No	No	No	No	No	Yes	No	Yes	No
Avalon Lake	None	No	No	No	No	No	Yes	No	Yes	No
Avalon New Canaan	All	No	Yes	No	No	No	Yes	Yes	Yes	No
Avalon Springs	All	No	No	No	No	No	Yes	Yes	Yes	No
Avalon Valley	None	No	No	No	No	No	Yes	No	Yes	No
Avalon Walk I & II	None	No	No	No	Yes	No	Yes	Yes	Yes	No
Long Island, NY
Avalon Commons	All	No	Yes	No	No	No	Yes	No	Yes	No
Avalon Court	All	Yes	Yes	No	No	Yes	Yes	Yes	Yes	No
Avalon Towers	All	No	No	Yes	No	Yes	No	No	Yes	No
Northern New Jersey
Avalon at Edgewater	All	Yes	Yes	Yes	No	No	No	No	Yes	No
Avalon at Florham Park	None	No	No	No	No	No	No	No	Yes	No
Avalon Cove	All	Yes	Yes	No	No	No	Yes	Yes	Yes	No
Avalon Crest	All	Yes	Yes	No	No	No	No	No	Yes	No
The Tower at Avalon Cove	All	No	Yes	No	No	No	Yes	Yes	Yes	No
Central New Jersey
Avalon at Freehold	None	No	No	No	No	No	Yes	No	Yes	No
Avalon Run East	None	No	No	No	No	No	Yes	Yes	Yes	No
Avalon Watch	None	No	Yes	No	No	No	Yes	No	Yes	No

[Additional columns below]

[Continued from above table, first column(s) repeated]

Indoor /
	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	court	Racquetball	center	volleyball	basketball	clubroom	center	Totlot	Concierge

CURRENT COMMUNITIES (1)
NORTHEAST
Boston, MA
Avalon at Center Place	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Faxon Park	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Lexington	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Prudential Center	No	No	No	No	No	Yes	No	No	Yes
Avalon Essex	No	No	Yes	No	No	Yes	No	No	No
Avalon Estates	No	No	Yes	No	No	No	Yes	Yes	No
Avalon Ledges	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Oaks	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Oaks West	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Orchards	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Summit	No	No	Yes	No	No	No	No	No	No
Avalon West	No	No	No	No	Yes	Yes	No	Yes	No
Fairfield-New Haven, CT
Avalon at Greyrock Place	Yes	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon Corners	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Gates	No	Yes	Yes	Yes	Yes	Yes	No	Yes	No
Avalon Glen	No	Yes	Yes	No	No	Yes	No	No	Yes
Avalon Haven	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Lake	No	No	Yes	No	No	No	No	No	No
Avalon New Canaan	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Springs	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Valley	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Walk I & II	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Long Island, NY
Avalon Commons	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Court	No	Yes	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Towers	No	No	Yes	No	No	Yes	No	No	Yes
Northern New Jersey
Avalon at Edgewater	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Florham Park	No	No	Yes	No	No	Yes	No	No	No
Avalon Cove	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Crest	No	No	Yes	No	Yes	Yes	Yes	No	No
The Tower at Avalon Cove	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes
Central New Jersey
Avalon at Freehold	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Run East	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Watch	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics			Walking /
	security	controlled	controlled	ground	dance		Picnic	jogging		Sauna /
	systems	access	access	parking	studio	Car wash	area	trail	Pool	whirlpool

New York, NY
Avalon Riverview I	All	Yes	Yes	No	No	No	Yes	Yes	No	No
Avalon Gardens	All	No	No	No	No	No	Yes	No	Yes	No
Avalon Green	All	No	No	No	No	No	No	No	Yes	No
Avalon on the Sound	All	Yes	Yes	No	No	No	Yes	Yes	Yes	No
Avalon View	None	No	No	No	No	No	Yes	No	Yes	No
Avalon Willow	All	Yes	Yes	Yes	No	No	Yes	No	Yes	No
The Avalon	All	No	Yes	Yes	No	No	No	No	No	No
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	None	No	No	No	No	Yes	Yes	No	Yes	No
Avalon at Symphony Glen	None	No	No	No	No	Yes	Yes	Yes	Yes	No
Avalon Landing	None	No	No	No	No	Yes	Yes	Yes	Yes	No
Washington, DC
4100 Massachusetts Avenue	None	Yes	Yes	Yes	No	No	No	Yes	Yes	No
AutumnWoods	None	No	No	No	No	Yes	Yes	Yes	Yes	No
Avalon at Arlington Square I	None	No	Yes	No	No	No	Yes	No	Yes	No
Avalon at Arlington Square II	All	No	Yes	No	No	No	Yes	No	Yes	No
Avalon at Ballston — Vermont & Quincy Towers	None	Yes	Yes	Yes	No	No	Yes	No	Yes	Yes
Avalon at Ballston — Washington Towers	None	Yes	Yes	Yes	No	No	Yes	No	Yes	No
Avalon at Cameron Court	All	Yes	No	No	Yes	Yes	Yes	No	Yes	Yes
Avalon at Decoverly	None	No	No	No	No	Yes	Yes	Yes	Yes	No
Avalon at Dulles	None	No	No	No	No	Yes	No	Yes	Yes	Yes
Avalon at Fair Lakes	None	Yes	No	No	No	Yes	Yes	No	Yes	No
Avalon at Fox Mill	None	No	No	No	No	Yes	Yes	No	Yes	No
Avalon at Providence Park	None	No	No	No	No	Yes	No	No	Yes	No
Avalon Crescent	None	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No
Avalon Crossing	None	Yes	No	No	No	Yes	Yes	No	Yes	No
Avalon Fields I & II	All	No	No	No	No	Yes	Yes	No	Yes	No
Avalon Knoll	None	No	Yes	No	No	Yes	Yes	Yes	Yes	No
MIDWEST
Chicago, IL
200 Arlington Place	None	No	Yes	No	No	No	No	No	Yes	No
Avalon at Danada Farms	None	No	No	No	No	No	No	No	Yes	No
Avalon at Stratford Green	None	No	No	No	No	Yes	Yes	Yes	Yes	No
Avalon at West Grove	None	No	Yes	No	No	No	Yes	No	Yes	Yes
Minneapolis, MN
Avalon at Devonshire	None	No	Yes	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Edinburgh	None	No	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon at Town Centre	None	No	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon at Town Square	None	No	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon at Woodbury	None	No	No	No	No	No	No	Yes	Yes	No

[Additional columns below]

[Continued from above table, first column(s) repeated]

Indoor /
	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	court	Racquetball	center	volleyball	basketball	clubroom	center	Totlot	Concierge

New York, NY
Avalon Riverview I	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Gardens	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes
Avalon Green	No	No	No	Yes	No	Yes	No	No	No
Avalon on the Sound	No	No	Yes	No	Yes	Yes	Yes	No	Yes
Avalon View	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Willow	No	Yes	Yes	No	No	Yes	Yes	No	Yes
The Avalon	No	No	Yes	No	No	Yes	Yes	No	Yes
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon at Symphony Glen	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Landing	No	No	Yes	No	No	Yes	No	No	No
Washington, DC
4100 Massachusetts Avenue	No	No	Yes	No	No	Yes	No	No	No
AutumnWoods	Yes	No	Yes	Yes	Yes	Yes	No	Yes	No
Avalon at Arlington Square I	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Arlington Square II	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Ballston — Vermont & Quincy Towers	No	No	Yes	No	No	Yes	No	No	No
Avalon at Ballston — Washington Towers	Yes	No	Yes	No	No	Yes	No	No	Yes
Avalon at Cameron Court	No	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Decoverly	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon at Dulles	Yes	No	Yes	No	No	Yes	No	No	No
Avalon at Fair Lakes	Yes	No	Yes	No	No	Yes	Yes	No	No
Avalon at Fox Mill	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Providence Park	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Crescent	No	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon Crossing	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Fields I & II	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Knoll	Yes	No	Yes	No	Yes	No	No	Yes	No
MIDWEST
Chicago, IL
200 Arlington Place	No	No	Yes	No	No	Yes	No	No	No
Avalon at Danada Farms	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Stratford Green	No	No	No	No	No	Yes	No	No	Yes
Avalon at West Grove	No	Yes	Yes	No	No	Yes	Yes	Yes	No
Minneapolis, MN
Avalon at Devonshire	Yes	No	Yes	No	No	Yes	No	No	No
Avalon at Edinburgh	No	No	Yes	No	No	Yes	No	No	No
Avalon at Town Centre	Yes	No	Yes	Yes	No	Yes	No	Yes	No
Avalon at Town Square	Yes	No	Yes	Yes	No	Yes	No	Yes	No
Avalon at Woodbury	No	No	Yes	No	No	No	No	No	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics			Walking /
	security	controlled	controlled	ground	dance		Picnic	jogging		Sauna /
	systems	access	access	parking	studio	Car wash	area	trail	Pool	whirlpool

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	All	Yes	No	No	No	No	Yes	Yes	Yes	Yes
Avalon Bellevue	None	No	Yes	Yes	No	No	No	No	No	No
Avalon Belltown	None	Yes	Yes	Yes	No	No	No	No	No	No
Avalon Brandemoor	All	No	No	No	No	No	Yes	No	Yes	Yes
Avalon Greenbriar	None	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon HighGrove	None	No	No	No	No	No	No	No	Yes	Yes
Avalon ParcSquare	None	Yes	Yes	Yes	No	No	No	Yes	No	No
Avalon Redmond Place	None	No	No	No	No	Yes	No	Yes	Yes	Yes
Avalon RockMeadow	None	No	No	No	No	No	Yes	No	Yes	Yes
Avalon WildReed	None	No	No	No	No	No	Yes	Yes	Yes	Yes
Avalon Wildwood	All	No	No	No	No	No	No	Yes	Yes	Yes
Avalon Wynhaven	None	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	None	Yes	No	No	No	No	No	No	Yes	No
Avalon at Willow Creek	Some	Yes	No	No	No	Yes	Yes	No	Yes	Yes
Avalon Dublin	None	No	No	No	No	Yes	Yes	No	Yes	Yes
Avalon Fremont	All	No	No	Yes	Yes	Yes	No	No	Yes	Yes
Avalon Pleasanton	None	No	No	No	No	Yes	No	No	Yes	Yes
Waterford	Some	Yes	No	No	No	Yes	No	No	Yes	Yes
San Francisco, CA
Avalon at Cedar Ridge	None	No	No	No	No	No	No	No	Yes	Yes
Avalon at Diamond Heights	None	No	Yes	Yes	No	No	No	No	Yes	Yes
Avalon at Nob Hill	None	Yes	Yes	Yes	No	No	Yes	No	No	No
Avalon at Sunset Towers	All	Yes	Yes	Yes	No	Yes	Yes	No	No	No
Avalon Foster City	Some	No	No	No	No	Yes	No	Yes	Yes	No
Avalon Pacifica	None	No	No	No	No	No	No	No	Yes	No
Avalon Towers by the Bay	None	Yes	Yes	Yes	No	No	No	No	No	Yes
Crowne Ridge	None	No	No	Yes	No	No	No	Yes	Yes	Yes
San Jose, CA
Avalon at Blossom Hill	None	Yes	Yes	No	No	Yes	No	No	Yes	Yes
Avalon at Cahill Park	All	Yes	Yes	Yes	Yes	No	No	No	Yes	Yes
Avalon at Creekside	Some	No	No	No	No	No	Yes	Yes	Yes	No
Avalon at Foxchase	None	No	No	Yes	No	Yes	No	No	Yes	Yes
Avalon at Parkside	None	No	No	Yes	No	No	Yes	No	Yes	Yes
Avalon at Pruneyard	None	No	No	No	No	No	Yes	No	Yes	Yes
Avalon at River Oaks	None	No	No	No	No	No	Yes	No	Yes	Yes
Avalon Campbell	Some	Yes	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes
Avalon Cupertino	None	Yes	Yes	Yes	No	No	No	No	Yes	Yes
Avalon Mountain View	None	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon on the Alameda	All	Yes	Yes	Yes	No	No	No	No	Yes	Yes
Avalon Rosewalk I & II	None	Yes	No	No	Yes	No	Yes	Yes	Yes	Yes
Avalon Silicon Valley	Some	Yes	Yes	Yes	Yes	No	Yes	No	Yes	Yes
Avalon Sunnyvale	None	No	No	Yes	Yes	Yes	Yes	No	Yes	Yes
Avalon Towers on the Peninsula	All	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes
CountryBrook	None	Yes	No	No	No	Yes	No	No	Yes	Yes
Fairway Glen	Some	No	No	No	No	Yes	Yes	No	Yes	Yes
San Marino	None	Yes	No	No	No	Yes	No	No	Yes	Yes

[Additional columns below]

[Continued from above table, first column(s) repeated]

Indoor /
	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	court	Racquetball	center	volleyball	basketball	clubroom	center	Totlot	Concierge

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Bellevue	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Belltown	No	No	Yes	No	No	Yes	No	No	No
Avalon Brandemoor	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Greenbriar	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon HighGrove	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon ParcSquare	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Redmond Place	No	No	Yes	No	No	Yes	No	Yes	No
Avalon RockMeadow	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon WildReed	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Wildwood	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Wynhaven	No	No	Yes	No	Yes	Yes	Yes	Yes	No
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	No	No	Yes	No	No	No	No	No	No
Avalon at Willow Creek	No	No	Yes	No	No	No	No	No	No
Avalon Dublin	No	No	Yes	Yes	Yes	No	Yes	No	No
Avalon Fremont	No	No	Yes	No	No	Yes	No	No	No
Avalon Pleasanton	No	No	Yes	No	Yes	No	Yes	Yes	No
Waterford	No	No	Yes	No	Yes	No	No	Yes	No
San Francisco, CA
Avalon at Cedar Ridge	No	No	Yes	No	No	Yes	No	No	No
Avalon at Diamond Heights	No	No	Yes	No	No	Yes	No	No	No
Avalon at Nob Hill	No	No	Yes	No	No	No	No	No	Yes
Avalon at Sunset Towers	No	No	No	No	No	No	No	No	No
Avalon Foster City	No	No	No	No	No	Yes	No	Yes	No
Avalon Pacifica	No	No	Yes	No	No	No	No	No	No
Avalon Towers by the Bay	No	No	Yes	No	No	Yes	Yes	No	Yes
Crowne Ridge	No	No	Yes	No	No	No	Yes	No	No
San Jose, CA
Avalon at Blossom Hill	No	No	Yes	No	No	No	Yes	No	No
Avalon at Cahill Park	No	No	Yes	No	No	Yes	Yes	No	No
Avalon at Creekside	Yes	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Foxchase	No	No	Yes	No	No	No	No	No	No
Avalon at Parkside	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Pruneyard	No	No	Yes	Yes	Yes	No	Yes	No	No
Avalon at River Oaks	No	No	Yes	No	No	No	Yes	No	No
Avalon Campbell	No	No	Yes	Yes	No	No	Yes	Yes	No
Avalon Cupertino	No	No	Yes	No	No	No	Yes	No	No
Avalon Mountain View	No	No	Yes	No	No	No	Yes	Yes	No
Avalon on the Alameda	No	No	Yes	No	No	No	No	No	No
Avalon Rosewalk I & II	No	No	Yes	No	No	No	Yes	No	No
Avalon Silicon Valley	Yes	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Sunnyvale	No	No	Yes	No	No	No	Yes	Yes	No
Avalon Towers on the Peninsula	No	No	Yes	No	No	No	No	No	Yes
CountryBrook	No	No	Yes	No	No	No	No	No	No
Fairway Glen	No	No	Yes	No	No	No	No	Yes	No
San Marino	No	No	Yes	No	No	No	No	Yes	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics			Walking /
	security	controlled	controlled	ground	dance		Picnic	jogging		Sauna /
	systems	access	access	parking	studio	Car wash	area	trail	Pool	whirlpool

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	None	No	Yes	No	No	No	Yes	No	Yes	No
Avalon at Warner Center	None	Yes	Yes	No	No	No	No	No	Yes	Yes
Avalon Westside Terrace	None	Yes	Yes	Yes	No	No	No	No	Yes	Yes
Avalon Woodland Hills	None	Yes	No	Yes	No	No	No	No	Yes	Yes
The Promenade	None	Yes	Yes	Yes	No	No	Yes	No	Yes	Yes
Orange County, CA
Amberway	None	Yes	No	No	No	No	No	No	Yes	Yes
Avalon at Laguna Niguel	None	No	No	Yes	No	No	No	No	Yes	Yes
Avalon at Pacific Bay	None	Yes	No	No	No	No	No	No	Yes	Yes
Avalon at South Coast	None	Yes	No	No	No	Yes	No	No	Yes	Yes
Avalon Huntington Beach	None	Yes	No	No	No	No	Yes	No	Yes	Yes
Avalon Mission Viejo	None	Yes	No	No	No	No	No	Yes	Yes	Yes
Avalon Newport	None	No	No	No	No	Yes	No	No	Yes	Yes
Avalon Santa Margarita	None	No	No	No	No	No	Yes	Yes	Yes	Yes
San Diego, CA
Avalon at Cortez Hill	All	Yes	Yes	No	No	No	No	Yes	Yes	Yes
Avalon at Mission Bay	None	Yes	Yes	Yes	Yes	Yes	No	No	Yes	Yes
Avalon at Mission Ridge	Some	No	No	No	No	No	Yes	No	Yes	Yes
Avalon at Penasquitos Hills	None	No	No	No	No	No	Yes	Yes	Yes	Yes
DEVELOPMENT COMMUNITIES
Avalon at Flanders Hill	All	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon at Gallery Place I	All	Yes	Yes	Yes	No	No	No	No	No	No
Avalon at Glen Cove South	Some	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No
Avalon at Grosvenor Station	All	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon at Mission Bay North	All	Yes	Yes	Yes	Yes	No	No	No	No	No
Avalon at Newton Highlands	All	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes
Avalon at Rock Spring	None	No	Yes	No	No	No	Yes	No	Yes	No
Avalon at Steven’s Pond	All	No	Yes	No	Yes	No	Yes	No	Yes	Yes
Avalon Darien	None	No	No	No	No	No	Yes	Yes	Yes	No
Avalon Glendale	None	Yes	Yes	Yes	No	No	No	No	Yes	No
Avalon on Stamford Harbor	All	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon Traville Phase I	None	No	Yes	No	No	No	Yes	Yes	Yes	No

[Additional columns below]

[Continued from above table, first column(s) repeated]

Indoor /
	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	court	Racquetball	center	volleyball	basketball	clubroom	center	Totlot	Concierge

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	No	No	Yes	No	No	No	Yes	No	No
Avalon at Warner Center	Yes	No	Yes	No	No	No	Yes	No	No
Avalon Westside Terrace	Yes	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Woodland Hills	No	No	Yes	No	No	No	Yes	No	No
The Promenade	No	No	Yes	No	No	Yes	Yes	Yes	No
Orange County, CA
Amberway	No	No	Yes	No	No	No	No	No	No
Avalon at Laguna Niguel	No	No	Yes	No	No	No	No	Yes	No
Avalon at Pacific Bay	No	No	Yes	No	No	No	Yes	Yes	No
Avalon at South Coast	Yes	No	Yes	Yes	No	Yes	Yes	No	No
Avalon Huntington Beach	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Mission Viejo	No	No	Yes	No	No	No	Yes	No	No
Avalon Newport	No	No	Yes	No	No	No	Yes	No	No
Avalon Santa Margarita	No	No	Yes	No	No	No	No	Yes	No
San Diego, CA
Avalon at Cortez Hill	Yes	No	Yes	No	No	Yes	Yes	No	No
Avalon at Mission Bay	Yes	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Mission Ridge	No	No	Yes	No	No	No	No	Yes	No
Avalon at Penasquitos Hills	Yes	Yes	Yes	Yes	No	No	Yes	Yes	No
DEVELOPMENT COMMUNITIES
Avalon at Flanders Hill	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Gallery Place I	No	No	Yes	No	No	No	Yes	No	Yes
Avalon at Glen Cove South	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Grosvenor Station	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Mission Bay North	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Newton Highlands	No	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon at Rock Spring	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon at Steven’s Pond	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Darien	No	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon Glendale	No	No	Yes	No	No	Yes	Yes	No	No
Avalon on Stamford Harbor	No	Yes	Yes	No	Yes	Yes	Yes	No	Yes
Avalon Traville Phase I	No	No	Yes	No	Yes	Yes	Yes	Yes	No

(1)	For the purpose of this table, Current Communities excludes communities held by unconsolidated real estate joint ventures.

Development Communities

As of February 1, 2003, we had 12 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,429 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $645,700,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

•	we will complete the Development Communities;

•	our budgeted costs or estimates of occupancy rates will be realized;

•	our schedule of leasing start dates, construction completion dates or stabilization dates will be achieved; or

•	future developments will realize returns comparable to our past developments.

     You should carefully review the discussion under “Risks of Development and Redevelopment” included elsewhere in this Item 2.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

			Total
		Number of	budgeted			Estimated	Estimated
		apartment	cost (1)	Construction	Initial	completion	stabilization
		homes	($ millions)	start	occupancy (2)	date	date (3)

1.	Avalon on Stamford Harbor
	Stamford, CT	323	$60.7	Q3 2000	Q1 2002	Q1 2003	Q3 2003
2.	Avalon at Mission Bay North
	San Francisco, CA	250	79.5	Q1 2001	Q4 2002	Q2 2003	Q4 2003
3.	Avalon at Flanders Hill
	Westborough, MA	280	38.4	Q3 2001	Q2 2002	Q1 2003	Q3 2003
4.	Avalon at Rock Spring (4)
	North Bethesda, MD	386	45.9	Q4 2001	Q4 2002	Q3 2003	Q1 2004
5.	Avalon at Gallery Place I (5)
	Washington, DC	203	50.0	Q4 2001	Q2 2003	Q4 2003	Q2 2004
6.	Avalon Glendale
	Glendale, CA	223	40.4	Q1 2002	Q2 2003	Q1 2004	Q3 2004
7.	Avalon at Grosvenor Station (6)
	North Bethesda, MD	499	82.3	Q1 2002	Q3 2003	Q4 2004	Q2 2005
8.	Avalon at Newton Highlands (6)
	Newton, MA	294	58.7	Q2 2002	Q3 2003	Q1 2004	Q3 2004
9.	Avalon at Glen Cove South
	Glen Cove, NY	256	62.0	Q3 2002	Q1 2004	Q2 2004	Q4 2004
10.	Avalon at Steven's Pond
	Saugus, MA	326	55.4	Q3 2002	Q2 2003	Q2 2004	Q4 2004
11.	Avalon Darien
	Darien, CT	189	43.6	Q4 2002	Q4 2003	Q3 2004	Q1 2005
12.	Avalon Traville Phase I
	North Potomac, MD	200	28.8	Q4 2002	Q4 2003	Q2 2004	Q4 2004

	Total	3,429	$645.7

(1)	Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, determined in accordance with generally accepted accounting principles (“GAAP”), including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the first full quarter of 95% or greater physical occupancy after completion of construction.

(4)	This community is owned by a limited liability company in which we are a majority equity holder. The costs reflected above exclude construction and management fees due to us. This limited liability company is consolidated for financial reporting purposes.

(5)	The total budgeted cost for this community is net of approximately $4,000,000 of proceeds that we estimate we will receive upon the sale of transferable development rights associated with the development of the community. These rights do not become transferable until construction completion and there can be no assurance that the projected amount of proceeds will be achieved.

(6)	The community is owned by a DownREIT partnership in which one of our wholly-owned subsidiaries is the general partner with a majority equity interest. This partnership is consolidated for financial reporting purposes.

Redevelopment Communities

As of February 1, 2003, we had two communities under redevelopment. We expect the total budgeted cost to complete these communities, including the cost of acquisition, capital expenditures subsequent to acquisition and redevelopment, to be approximately $197,800,000, of which approximately $28,200,000 is the additional capital invested or expected to be invested during redevelopment and $5,800,000 has been invested since acquisition unrelated to redevelopment. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedules for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this Item 2.

The following presents a summary of these Redevelopment Communities:

			Total cost
			($ millions)

		Number of apartment	Acquisition	Total budgeted	Reconstruction	Reconstruction	Estimated restabilized
		homes	cost (1)	cost (2)	start	completion (3)	operations (4)

1.	4100 Massachusetts Avenue
	Washington, DC	308	$35.7	$43.3	Q4 2002	Q2 2004	Q4 2004
2.	Avalon at Prudential Center
	Boston, MA	781	133.9	154.5	Q4 2000	Q1 2003	Q3 2003

	Total	1,089	$169.6	$197.8

(1)	Acquisition cost includes capital expenditures subsequent to acquisition unrelated to redevelopment.

(2)	Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(3)	Reconstruction completion dates are estimates.

(4)	Restabilized operations is defined as the first full quarter of 95% or greater physical occupancy after completion of reconstruction.

Development Rights

As of February 1, 2003, we are considering the development of 38 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest, or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for 11 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 9,950 upscale apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At December 31, 2002, there were cumulative net capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $31,461,000 relating to Development Rights. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $78,688,000 are reflected as land held for development on the accompanying Consolidated Balance Sheets as of December 31, 2002. These land costs include $19,939,000 associated with two land parcels that were determined not likely to proceed to development and were planned for disposition as of December 31, 2002.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however we cannot guarantee a recovery. To recognize the possibility of such loss, we recognize a charge to expense to provide an allowance for potentially unrecoverable capitalized pre-development costs. The determination of a charge to expense relative to pursuits involves management judgment regarding the probability that a pursuit will not proceed to development. The amount charged to expense and reflected in operating expenses in the accompanying Consolidated Financial Statements related to possible abandoned pursuits was $2,800,000 and $2,200,000 for the years ended December 31, 2002 and 2001, respectively.

Because we intend to limit the percentage of debt used to finance new developments, other financing alternatives may be required to help finance the development of those Development Rights scheduled to start construction after January 1, 2003.

Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of long-term stockholder value.

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or

•	if we undertake construction of any particular community, that we will complete construction at the total budgeted cost assumed in the financial projections in the following table.

The following presents a summary of the 38 Development Rights we are currently pursuing:

				Total
			Estimated	budgeted
			number	cost
	Location		of homes	($ millions)

1.	Plymouth, MA Phase I	(1)	98	$21
2.	Milford, CT	(1)	246	37
3.	New York, NY	(2)	361	138
4.	Lawrence, NJ		312	43
5.	Danvers & Peabody, MA		387	63
6.	Danbury, CT	(1)	234	36
7.	Coram, NY Phase I		298	49
8.	Los Angeles, CA	(1)	309	63
9.	Washington, DC	(1)	144	30
10.	Kirkland, WA		211	50
11.	Oakland, CA	(1)	180	40
12.	Norwalk, CT		314	63
13.	New Rochelle, NY Phase II and III		588	144
14.	Hingham, MA		236	44
15.	Long Island City, NY Phase II and III		552	162
16.	Glen Cove, NY		111	31
17.	Plymouth, MA Phase II		72	13
18.	North Potomac, MD Phase II	(1)	320	46
19.	Bedford, MA		139	21
20.	Quincy, MA	(1)	156	24
21.	Orange, CT	(1)	168	22
22.	Andover, MA		115	21
23.	Milford, CT		284	41
24.	Seattle, WA	(1)	154	50
25.	Bellevue, WA		368	71
26.	Newton, MA		235	60
27.	San Francisco, CA		313	100
28.	Stratford, CT		146	18
29.	Los Angeles, CA		173	47
30.	Camarillo, CA	(1)	249	43
31.	Cohasset, MA		200	38
32.	Sharon, MA		190	31
33.	Greenburgh, NY Phase II		766	139
34.	Coram, NY Phase II		152	26
35.	Long Beach, CA		299	57
36.	Wilton, CT		100	24
37.	Yaphank, NY		450	71
38.	College Park, MD		320	44

	Total		9,950	$2,021

(1)	We own the land parcel, but construction has not yet begun.

(2)	Total budgeted cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a neighborhood facility.

Risks of Development and Redevelopment

We intend to continue to pursue the development and redevelopment of apartment home communities. Our development and redevelopment activities may be exposed to the following:

•	we may abandon opportunities we have already begun to explore based on further review of, or changes in, financial, demographic, environmental or other factors;

•	we may encounter liquidity constraints, including the unavailability of financing on favorable terms for the development or redevelopment of a community;

•	we may be unable to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations;

•	we may incur construction or reconstruction costs for a community that exceed our original estimates due to increased materials, labor or other expenses, which could make completion of development or redevelopment of the community uneconomical;

•	occupancy rates and rents at a newly completed development or redevelopment community may fluctuate depending on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; and

•	we may be unable to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs.

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

Capitalized Interest

In accordance with GAAP, we capitalize interest expense during construction or reconstruction until a building obtains a final certificate of occupancy. Interest that is incurred thereafter and allocated to a completed apartment home within the community is expensed. Capitalized interest during the years ended December 31, 2002 and 2001 totaled $29,937,000 and $27,635,000, respectively.

Acquisition Activities and Other Recent Developments

Acquisitions of Existing Communities. During the year ended December 31, 2002, we acquired two communities. The Promenade, located in Burbank, California, contains 400 apartment homes and was acquired for a total price of $70,300,000, which includes the assumption of $33,900,000 of floating-rate, tax-exempt debt. Avalon Greyrock, located in Stamford, Connecticut, contains 306 apartment homes and was acquired pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated third party for a total acquisition cost of approximately $69,900,000.

One DownREIT partnership was formed since January 1, 2002 in conjunction with the acquisition of land by that partnership.

Sales of Existing Communities. We seek to increase our geographical concentration in selected high barrier-to-entry markets where we believe we can:

•	apply sufficient market and management presence to enhance revenue growth;

•	reduce operating expenses; and

•	leverage management talent.

To achieve this increased concentration, we sell assets that do not meet our long term investment criteria and redeploy the proceeds from those sales to develop and redevelop communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a nontaxable, like-kind exchange transaction. We sold one community, totaling 277 apartment homes, since January 1, 2002. Net proceeds from the sale of this asset were $78,454,000.

Land Acquisitions and Leases for New Developments. We carefully select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2002, we acquired the following land parcels which are currently held for future development:

			Estimated	Total
			number	budgeted
		Gross	of apartment	cost (1)	Date	Construction	Construction
		acres	homes	($ millions)	acquired	start (2)	completion (2)

1.	Avalon at Pinehills Phase I	6.0	98	$21	September 2002	Q3 2003	Q3 2004
	Plymouth, MA
2.	Avalon at Milford Phase I	22.0	246	37	December 2002	Q3 2003	Q4 2004
	Milford, CT
3.	Avalon Traville Phase II	42.0	320	46	October 2002	Q1 2004	Q2 2005
	North Potomac, MD
4.	Avalon at Faxon West	14.4	156	24	July 2002	Q1 2004	Q1 2005
	Quincy, MA
5.	Avalon Camarillo	9.6	249	43	November 2002	Q2 2004	Q4 2005
	Camarillo, CA

	Total	94.0	1,069	$171

(1)	Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with GAAP.

(2)	Future construction start and completion dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

Insurance and Risk of Uninsured Losses

We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or are not economically feasible. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a community, as well as the anticipated future revenues from such community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could materially and adversely affect our business and our financial condition and results of operations.

We have noted that the insurance and reinsurance markets have worsened as compared to the prior year, which we believe have resulted in higher insurance costs for the entire real estate sector. Although we will continue to maintain commercially reasonable insurance coverage, we believe that the cost of such coverage will increase at a faster rate than other operating expenses.

Many of our West Coast communities are located in the general vicinity of active earthquake faults. A large concentration of our communities lie near, and thus are susceptible to, the major fault lines in the San Francisco Bay Area, including the San Andreas fault and Hayward fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In November 2002, we renewed our earthquake insurance. We have in place with respect to communities located in California, for any single occurrence and in the aggregate, $75,000,000 of coverage with a deductible per building equal to five percent of the insured value of that building. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California is subject to a $100,000,000 limit, except with respect to the state of Washington, for which the limit is $65,000,000. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence. In addition, up to an annual aggregate of $2,000,000, the next $400,000 of loss per occurrence outside California will be treated as an additional deductible.

Our annual general liability policy and workman’s compensation coverage was renewed on August 1, 2002. Although the insurance coverage provided for in the renewal policies did not materially change from the preceding year, the level of our deductible and premiums costs has increased. Including the costs we may incur as a result of deductibles, we expect the cost related to these insurance categories for the policy period from August 1, 2002 to July 31, 2003 to increase approximately $1,200,000 as compared to the prior period.

Our property insurance, which includes the earthquake coverage as previously described and builder’s risk, was renewed on November 1, 2002, with an increase in the annual premium of approximately $1,100,000 over the prior period.

Just as with office buildings, transportation systems and government buildings, there have been recent reports that apartment communities could become targets of terrorism. In November 2002, Congress passed the Terrorism Risk Insurance Act (“TRIA”) which is designed to make terrorism insurance available. In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $200,000,000, with the first $15,000,000 of damage costs payable by us. Our general liability policy provides coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities. In connection with TRIA, we purchased third party liability terrorism insurance for communities with greater than 24 floors, which were previously excluded under our general liability policy.

We cannot assure that we will have full coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities. See discussion under “Environmental Matters” included in Item 1 of this report.

In March 2003, we expect to renew our directors and officers insurance (“D&O”). In the past year, the D&O market has experienced increased and high profile claim activity. We estimate that our costs for this insurance will increase approximately 80% at renewal.

Americans with Disabilities Act

The apartment communities we own and any apartment communities that we acquire must comply with Title III of the Americans with Disabilities Act to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the Americans with Disabilities Act. Compliance with the Americans with Disabilities Act requirements could require removal of structural barriers to handicapped access in certain public areas of our properties where such removal is readily achievable. The Americans with Disabilities Act does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as leasing offices, are open to the public. We believe our properties comply in all material respects with all present requirements under the Americans with Disabilities Act and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants.

ITEM 3.    LEGAL PROCEEDINGS

We are from time to time subject to claims and administrative proceedings arising in the ordinary course of business. Some of these claims and proceedings are expected to be covered by liability insurance. The following matter, for which we believe we have meritorious defenses and are therefore vigorously defending against, is not covered by liability insurance. However, outstanding litigation matters, individually and in the aggregate, including the matter described below, are not expected to have a material adverse effect on our business or financial condition.

We are currently involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company. The action arises from our October 1999 termination of York Hunter as construction manager under a contract relating to construction of the Avalon Willow community in Mamaroneck, New York, because of alleged failures and deficiencies by York Hunter and its subcontractors in performing under the contract. York Hunter initiated the litigation in October 1999 by filing a complaint against us and other defendants claiming more than $15,000,000 in damages. We have filed counterclaims against York Hunter seeking more than $9,000,000 in compensatory damages, including lost rental income and costs to complete the community. We have also filed a claim against National Union Fire Insurance, which furnished construction and performance bonds to us on behalf of York Hunter. We believe that we have meritorious defenses against all of York Hunter’s claims and are vigorously contesting those claims. We also intend to pursue our counterclaims against York Hunter and National Union Fire Insurance aggressively. The litigation is pending in the Supreme Court of the State of New York, County of Westchester. A trial date has been set for April 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange (NYSE) and the Pacific Exchange (PCX) under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock on the NYSE for the years 2002 and 2001, as reported by the NYSE. On February 1, 2003 there were 795 holders of record of an aggregate of 68,149,232 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

	2002			2001

	Sales Price			Sales Price
			Dividends			Dividends
	High	Low	declared	High	Low	declared

Quarter ended March 31	$50.660	$44.440	$0.70	$50.000	$45.200	$0.64
Quarter ended June 30	$52.650	$45.660	$0.70	$47.450	$42.450	$0.64
Quarter ended September 30	$46.150	$40.480	$0.70	$51.900	$43.800	$0.64
Quarter ended December 31	$41.830	$36.720	$0.70	$49.700	$44.010	$0.64

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

	Years ended

	12-31-02	12-31-01	12-31-00	12-31-99	12-31-98

Revenue:
Rental income	$630,502	$629,545	$564,613	$497,824	$364,522
Management fees	1,355	1,325	1,051	1,176	1,377
Other income	7,109	2,953	401	236	(403)

Total revenue	638,966	633,823	566,065	499,236	365,496

Expenses:
Operating expenses, excluding property taxes	176,587	159,665	140,633	133,730	102,679
Property taxes	56,352	51,686	46,409	42,203	31,279
Interest expense	121,380	103,189	83,582	74,689	54,642
Depreciation expense	143,782	128,642	120,915	108,367	76,512
General and administrative	14,332	15,224	13,013	9,592	9,124
Non-recurring items	—	—	—	16,782	—
Impairment loss	6,800	—	—	—	—

Total expenses	519,233	458,406	404,552	385,363	274,236

Equity in income of unconsolidated entities	55	856	2,428	2,867	2,638
Interest income	3,978	6,823	4,764	7,362	3,508
Minority interest in consolidated partnerships	(2,570)	(597)	(1,908)	(1,975)	(1,770)

Income before gain on sale of communities and extraordinary item	121,196	182,499	166,797	122,127	95,636
Gain on sale of communities	—	62,852	40,779	47,093	25,270

Income from continuing operations before extraordinary item	121,196	245,351	207,576	169,220	120,906
Discontinued operations:
Operating income	3,529	3,646	3,028	3,056	2,874
Gain on sale of communities	48,893	—	—	—	—

Total discontinued operations	52,422	3,646	3,028	3,056	2,874

Income before extraordinary item	173,618	248,997	210,604	172,276	123,780
Extraordinary item	—	—	—	—	(245)

Net income	173,618	248,997	210,604	172,276	123,535
Dividends attributable to preferred stock	(17,896)	(32,497)	(39,779)	(39,779)	(28,132)

Net income available to common stockholders	$155,722	$216,500	$170,825	$132,497	$95,403

Per Common Share and Share Information:
Per common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$1.50	$3.11	$2.53	$2.00	$1.83
Discontinued operations	$0.76	$0.08	$0.05	$0.05	$0.06
Net income available to common stockholders	$2.26	$3.19	$2.58	$2.05	$1.89
Weighted average common shares outstanding	68,772,139	67,842,752	66,309,707	64,724,799	50,387,258
Per common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$1.49	$3.05	$2.49	$1.98	$1.82
Discontinued operations	$0.74	$0.07	$0.04	$0.05	$0.06
Net income available to common stockholders	$2.23	$3.12	$2.53	$2.03	$1.88
Weighted average common shares and units outstanding	70,674,211	69,781,719	68,140,998	66,110,664	51,771,247
Cash dividends declared	$2.80	$2.56	$2.24	$2.06	$2.04

	Years ended

	12-31-02	12-31-01	12-31-00	12-31-99	12-31-98

Other Information:
Net income	$173,618	$248,997	$210,604	$172,276	$123,535
Depreciation — continuing operations	143,782	128,642	120,915	108,367	76,512
Depreciation — discontinued operations	695	1,437	1,695	1,392	862
Interest expense — continuing operations	121,380	103,189	83,582	74,689	54,642
Interest expense — discontinued operations	2	14	27	10	8
Interest income	(3,978)	(6,823)	(4,764)	(7,362)	(3,508)
Non-recurring items	—	—	—	16,782	—
Gain on sale of communities, net of impairment loss on planned dispositions	(42,093)	(62,852)	(40,779)	(47,093)	(25,270)
Extraordinary item	—	—	—	—	245

Gross EBITDA (1)	$393,406	$412,604	$371,280	$319,061	$227,026

Funds from Operations (2)	$258,210	$283,293	$252,013	$196,058	$148,487
Number of Current Communities (3)	137	126	126	122	127
Number of apartment homes	40,179	37,228	37,147	36,008	37,911
Balance Sheet Information:
Real estate, before accumulated depreciation	$5,369,453	$4,837,869	$4,535,969	$4,266,426	$4,006,456
Total assets	$4,950,835	$4,664,289	$4,397,255	$4,154,662	$4,005,013
Notes payable and unsecured credit facilities	$2,471,163	$2,082,769	$1,729,924	$1,593,647	$1,484,371
Cash Flow Information:
Net cash flows provided by operating activities	$308,109	$320,606	$302,083	$251,779	$192,339
Net cash flows used in investing activities	$(440,331)	$(270,406)	$(258,155)	$(236,687)	$(566,516)
Net cash flows provided by (used in) financing activities	$72,589	$(34,444)	$5,685	$(16,361)	$376,345

Notes to Selected Financial Data

(1)	Gross EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-recurring items, gain on sale of communities, impairment loss on planned dispositions and extraordinary items. Gross EBITDA is relevant to an understanding of the economics of AvalonBay because it is one indication of cash flow available from continuing operations to service fixed obligations. Gross EBITDA should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles, or “GAAP”), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of gross EBITDA may not be comparable to gross EBITDA as calculated by other companies.

(2)	We generally consider Funds from Operations, or FFO, to be an appropriate measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations included elsewhere in this report. Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts®, we calculate FFO as:

•	net income or loss computed in accordance with GAAP, except that excluded from net income or loss are gains or losses on sales of property (including any impairment loss on planned dispositions) and extraordinary gains or losses (as defined by GAAP);

•	plus depreciation of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures.

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

	Years ended

	12-31-02	12-31-01	12-31-00	12-31-99	12-31-98

Net income	$173,618	$248,997	$210,604	$172,276	$123,535
Dividends attributable to preferred stock	(17,896)	(32,497)	(39,779)	(39,779)	(28,132)
Depreciation — real estate assets	140,964	125,547	117,721	106,536	74,752
Depreciation — discontinued operations	695	1,437	1,695	1,392	862
Joint venture adjustments	1,321	1,102	792	751	725
Minority interest expense	1,601	1,559	1,759	1,975	1,770
Gain on sale of communities, net of impairment loss on planned dispositions	(42,093)	(62,852)	(40,779)	(47,093)	(25,270)
Extraordinary items	—	—	—	—	245

Funds from Operations	$258,210	$283,293	$252,013	$196,058	$148,487

Net cash provided by operating activities	$308,109	$320,606	$302,083	$251,779	$192,339

Net cash used in investing activities	$(440,331)	$(270,406)	$(258,155)	$(236,687)	$(566,516)

Net cash provided by (used in) financing activities	$72,589	$(34,444)	$5,685	$(16,361)	$376,345

(3)	Current Communities consist of all communities other than those which are still under construction and have not received a final certificate of occupancy.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-K, including the footnotes to our Consolidated Financial Statements which immediately follow, contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “will” and other similar expressions in this Form 10-K, that predict or indicate future events and trends or that do not report historical matters. In addition, information concerning the following are forward-looking statements:

•	the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;

•	the timing of lease-up, occupancy and stabilization of apartment communities;

•	the pursuit of land on which we are considering future development;

•	cost, yield and earnings estimates; and

•	the development of management information systems by companies in which we have an investment and our implementation and use of those systems.

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•	we may fail to secure development opportunities due to an inability to reach agreements with third parties or to obtain desired zoning and other local approvals;

•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital;

•	construction costs of a community may exceed our original estimates;

•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest expense and construction costs and reduced rental revenues;

•	occupancy rates and market rents may be adversely affected by local economic and market conditions which are beyond our control;

•	financing may not be available on favorable terms or at all, and our cash flow from operations and access to cost effective capital may be insufficient for the development of our pipeline and could limit our pursuit of opportunities;

•	our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•	we may be unsuccessful in managing our current growth in the number of apartment communities; and

•	companies developing software applications and ancillary services in which we have invested may be unsuccessful in achieving their business plans or unsuccessful in obtaining additional funding, which could lead to a partial or complete loss of our investment in these companies.

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

Business Description and Community Information

We are a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the ownership and operation of upscale apartment communities (which generally command among the highest rents in their submarkets) in high barrier-to-entry markets of the United States. This is because we believe that, long term, the limited new supply of upscale apartment homes and lower housing affordability in these markets will result in larger increases in cash flows relative to other markets over an entire business cycle. However, we are in a period of a business cycle where rents are resetting to lower levels, resulting in a decline in cash flows in 2002 compared to 2001. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land (“in-fill locations”) is in limited supply. Our markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States.

We are a fully-integrated real estate organization with in-house expertise in the following areas:

•	development and redevelopment;

•	construction and reconstruction;

•	leasing and management;

•	acquisition and disposition;

•	financing;

•	marketing; and

•	information technologies.

We believe apartment communities present an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base should result in relatively stable demand over a real estate cycle. We intend to pursue real estate investments in markets where constraints to new supply exist and where new household formations are expected to out-pace multifamily permit activity over the course of the real estate cycle. A number of our markets are experiencing economic contraction due to continuing job losses, particularly in the technology, telecom and financial services sectors. We expect these conditions to continue for most of 2003.

Although we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes based on our in-house capabilities and expertise, we expect to decrease acquisition and development activity during 2003 as compared to prior years and plan to increase disposition activity. The level of disposition, acquisition or development volume is heavily influenced by capital market conditions, including prevailing interest rates. Given current capital market and real estate market conditions, we are evaluating the appropriate allocation of capital investment among development and redevelopment communities, the acquisition of existing communities, and stock redemptions/repurchases. In addition, we expect to increase disposition activity to realize a portion of the value created over the past business cycle as well as to provide additional liquidity. See “Liquidity and Capital Resources” and “Future Financing and Capital Needs.”

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development, and development rights (i.e., land or land options held for development). Our current operating communities are further distinguished as Established, Other Stabilized, Lease-Up and Redevelopment. A description of these categories and operating performance information can be found in Note 9, “Segment Reporting,” in our Consolidated Financial Statements included in this report.

On December 31, 2002, we owned or had an ownership interest in these categories as follows:

	Number of	Number of
	communities	apartment homes

Current Communities
Established Communities:
Northeast	27	7,196
Mid-Atlantic	18	5,154
Midwest	9	2,624
Pacific Northwest	3	907
Northern California	29	8,601
Southern California	11	3,404

Total Established	97	27,886

Other Stabilized Communities:
Northeast	11	3,040
Mid-Atlantic	2	960
Midwest	—	—
Pacific Northwest	8	2,152
Northern California	2	499
Southern California	6	2,253

Total Other Stabilized	29	8,904

Lease-Up Communities	9	2,300
Redevelopment Communities	2	1,089

Total Current Communities	137	40,179

Development Communities	12	3,429

Development Rights	38	9,950

Results of Operations and Funds From Operations

A comparison of our operating results for the years 2002, 2001 and 2000 follows (dollars in thousands):

			Change				Change

	2002	2001	$	%	2001	2000	$	%

Revenue:
Rental income	$630,502	$629,545	$957	0.2%	$629,545	$564,613	$64,932	11.5%
Management fees	1,355	1,325	30	2.3%	1,325	1,051	274	26.1%
Other income	7,109	2,953	4,156	140.7%	2,953	401	2,552	636.4%

Total revenue	638,966	633,823	5,143	0.8%	633,823	566,065	67,758	12.0%

Expenses:
Direct property operating expenses,
excluding property taxes	144,424	126,698	17,726	14.0%	126,698	112,522	14,176	12.6%
Property taxes	56,352	51,686	4,666	9.0%	51,686	46,409	5,277	11.4%

Total community operating expenses	200,776	178,384	22,392	12.6%	178,384	158,931	19,453	12.2%

Net operating income	438,190	455,439	(17,249)	(3.8%)	455,439	407,134	48,305	11.9%

Property management and other indirect operating expenses	32,163	32,967	(804)	(2.4%)	32,967	28,111	4,856	17.3%
Interest expense	121,380	103,189	18,191	17.6%	103,189	83,582	19,607	23.5%
Depreciation expense	143,782	128,642	15,140	11.8%	128,642	120,915	7,727	6.4%
General and administrative expense	14,332	15,224	(892)	(5.9%)	15,224	13,013	2,211	17.0%
Impairment loss	6,800	—	6,800	100.0%	—	—	—	—

Total other expenses	318,457	280,022	38,435	13.7%	280,022	245,621	34,401	14.0%

Equity in income of unconsolidated entities	55	856	(801)	(93.6%)	856	2,428	(1,572)	(64.7%)
Interest income	3,978	6,823	(2,845)	(41.7%)	6,823	4,764	2,059	43.2%
Minority interest in consolidated partnerships	(2,570)	(597)	(1,973)	330.5%	(597)	(1,908)	1,311	(68.7%)

Income before gain on sale of communities	121,196	182,499	(61,303)	(33.6%)	182,499	166,797	15,702	9.4%
Gain on sale of communities	—	62,852	(62,852)	(100.0%)	62,852	40,779	22,073	54.1%

Income from continuing operations	121,196	245,351	(124,155)	(50.6%)	245,351	207,576	37,775	18.2%
Discontinued operations:
Operating income	3,529	3,646	(117)	(3.2%)	3,646	3,028	618	20.4%
Gain on sale of communities	48,893	—	48,893	100.0%	—	—	—	—

Total discontinued operations	52,422	3,646	48,776	1,337.8%	3,646	3,028	618	20.4%

Net income	173,618	248,997	(75,379)	(30.3%)	248,997	210,604	38,393	18.2%
Dividends attributable to preferred stock	(17,896)	(32,497)	14,601	(44.9%)	(32,497)	(39,779)	7,282	(18.3%)

Net income available to common stockholders	$155,722	$216,500	$(60,778)	(28.1%)	$216,500	$170,825	$45,675	26.7%

Net income available to common stockholders decreased $60,778,000 (28.1%) to $155,722,000 in 2002. This decrease is primarily attributable to fewer gains on sales of communities in 2002, coupled with a decline in net operating income due to deteriorating market conditions in several of our principal markets and increases in interest and depreciation expenses. Net income available to common stockholders increased by $45,675,000 (26.7%) to $216,500,000 in 2001 due to additional net operating income from newly developed and redeveloped communities, as well as growth in net operating income from Established Communities and increased gain on sale of communities.

Net operating income (“NOI”) is calculated at the community level and represents total revenue less direct property operating expenses, including property taxes, and excludes property management and other indirect operating expenses, interest expense, depreciation expense, general and administrative expense and impairment losses. We believe that NOI is an appropriate supplemental measure of our operating performance because it helps investors to understand the recurring operations of our real estate portfolio, as well as provide insight into how management evaluates operations on a segment basis. NOI does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”). Therefore, it should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. A calculation of NOI, along with a reconciliation to net income, is provided in the preceding table.

The NOI decrease of $17,249,000 for the year ended December 31, 2002 and the increase of $48,305,000 for the year ended December 31, 2001 as compared to the prior years consist of changes in the following categories:

	2002	2001
	Increase (Decrease)	Increase (Decrease)

Established Communities	$(36,680,000)	$21,783,000
Other Stabilized Communities	10,830,000	23,267,000
Communities sold	(13,037,000)	(12,841,000)
Development and Redevelopment Communities	21,638,000	16,096,000

Total NOI	$(17,249,000)	$48,305,000

The NOI decrease in Established Communities in 2002 was largely due to the effects of the weakened economy in many of our submarkets. Strong single family home sales, partially fueled by a low mortgage rate environment, in addition to continuing job losses in many of our submarkets, have aggravated a weak demand environment, causing market rental rates and occupancies to decline. We currently expect to continue to experience weak demand during most of 2003. We also anticipate that any growth or improvement that we may experience in late 2003 will be at a slower rate than that experienced by the overall market and economy, if any, due to the types of industries (technology, telecom, financial services) that make up a large proportion of the jobs in our markets.

Rental income increased due to rental income generated from acquired and newly developed communities offset by a decline in occupancies and effective rental rates for Established Communities.

Overall Portfolio – The weighted average number of occupied apartment homes increased to 34,888 apartment homes for 2002 compared to 34,417 apartment homes for 2001 and 33,976 in 2000. This change in 2002 is primarily the result of increased homes available from acquired and newly developed communities, offset by occupancy declines related to the weakened demand in certain of our submarkets. The weighted average monthly revenue per occupied apartment home decreased to $1,522 in 2002 compared to $1,543 in 2001 and $1,402 in 2000.

Established Communities – Rental revenue decreased $30,679,000 (6.1%) in 2002 and increased by $26,268,000 (6.6%) in 2001. The decrease in 2002 is due to both declining effective rental rates and declining economic occupancy. The increase in 2001 is due to market conditions during the year that allowed for higher average rents partially offset by lower economic occupancy. For 2002, the weighted average monthly revenue per occupied apartment home decreased (4.1%) to $1,511 compared to $1,576 for 2001, partially due to increased concessions granted in 2002. The average economic occupancy decreased from 95.5% in 2001 to 93.5% for 2002. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at contract rates and vacant homes at market rents.

Although most of our markets have experienced weak demand, we have observed the most significant declines in average rental rates and occupancy during 2002 in certain Northern California and Northeast submarkets. Northern California, which accounts for approximately 32.0% of current Established Community rental revenue, experienced a decline in rental revenue in 2002, partially related to job losses in the technology sector. Although economic occupancy remained flat in Northern California in 2002 as compared to 2001, average rental rates dropped 12.6% from $1,788 to $1,562 for those same periods.

The Northeast region also accounts for approximately 32.0% of current Established Community rental revenue and has been experiencing a decline in rental revenue, primarily the result of job losses in the financial services sector. Economic occupancy decreased in the Northeast, from 96.9% in 2001 to 92.6% for 2002, while average rental rates improved slightly during 2002.

Other income increased primarily due to the recognition of $5,800,000 and $2,500,000 in 2002 and 2001, respectively, of business interruption insurance related to the settlement of a fire insurance claim that occurred during the construction of Avalon at Edgewater. In addition, we recognized $711,000 in the first quarter of 2002 in construction management fees in connection with the redevelopment of a community owned by a limited liability company in which we have a membership interest.

Direct property operating expenses, excluding property taxes increased due to the addition of newly developed, redeveloped and acquired apartment homes coupled with increased insurance, marketing and bad debt. Insurance expense has increased over the past two years, particularly during 2001 as the insurance and reinsurance markets deteriorated, resulting in higher insurance costs for the entire real estate sector. We renewed our general liability policy on August 1, 2002 and our property coverage on November 1, 2002. See “Insurance and Risk of Uninsured Losses” for a discussion of our insurance policies and related coverage. Insurance and other costs associated with Development and Redevelopment Communities are expensed as communities move from the initial construction and lease-up phase to the stabilized operating phase. Marketing initiatives have been expanded in response to the weak demand, and bad debt expense has increased as a direct result of continuing job losses and the weakened economy.

For Established Communities, direct property operating expenses, excluding property taxes, increased $5,579,000 (6.1%) to $97,082,000 due to the increases in insurance, marketing and bad debt expenses discussed above. During 2001, operating expenses increased $3,559,000 (4.8%) due to increases in insurance, utilities, marketing and office and administration expenses.

Property taxes increased due to higher assessments and the addition of newly developed and redeveloped apartment homes. Property taxes on Development and Redevelopment Communities are capitalized while the community is under construction. We begin to expense these costs as homes within the community receive a final certificate of occupancy.

For Established Communities, the increases in property taxes in 2002 and 2001 of $550,000 and $969,000, respectively, were primarily due to higher assessments throughout all regions.

Property management and other indirect operating expenses decreased in 2002 and increased in 2001 as a result of executive separation costs that were recognized in 2001 but not in 2002 or 2000. The decrease in 2002 is partially offset by increases in unallocated central marketing costs and abandoned pursuit costs. Similar to the community level, central marketing initiatives have been expanded in response to the weak demand. Abandoned pursuit costs increased $600,000 from $2,200,000 in 2001 to $2,800,000 in 2002 related to development rights which may not be developed as planned.

Interest expense increased in 2002 due to the issuance of $750,000,000 of unsecured notes between September 2001 and December 2002, partially offset by the repayment of $100,000,000 of unsecured notes in September 2002 and overall lower interest rates on both short-term and long-term borrowings. In addition, higher average outstanding balances on our unsecured credit facility resulted in higher interest expense between years. Interest expense increased in 2001 due to the issuance of $650,000,000 of unsecured notes during 2000 and 2001.

Depreciation expense increased primarily related to acquisitions and completion of development or redevelopment activities. We expect depreciation expense to continue to increase as we complete additional development and redevelopment communities, partially offset by the elimination of depreciation of communities that are sold or designated as held for sale during 2003.

General and administrative expense decreased in 2002 and increased in 2001 as a result of additional compensation expense recognized in the fourth quarter of 2001 due to the retirement of a senior executive. Unfilled positions and lower incentive compensation also contributed to the decrease in 2002.

Impairment loss of $6,800,000 was recorded during 2002 related to two land parcels that as of December 31, 2002 were determined not likely to proceed to development and therefore were planned for disposition. This loss was recorded to reflect the parcels at fair market value (based on their entitlement status as of December 31, 2002), less estimated selling costs. In February 2003, we won an appeal regarding the entitlement status of one of these parcels. If we decide to continue with the planned disposition, this change in entitlement status may increase the potential value of the land and therefore decrease the previously estimated loss that would be recognized at the date of disposal. However, we are currently reevaluating our plans for this parcel, which may result in 2003 in the partial recovery of the impairment loss recognized in 2002, if we decide to hold the land for development.

Equity in income of unconsolidated entities decreased during 2002 primarily due to losses recorded for an investment in a technology company accounted for under the equity method. During 2002 and 2001, we recorded losses of $3,166,000 and $1,730,000, respectively, related to this investment, bringing the carrying value of this investment to zero as of December 31, 2002. In addition, a $934,000 valuation allowance was recorded during 2001 for an investment in a different technology company which contributed to the decrease in 2001 over the prior year period.

Interest income during 2002 decreased due to lower average cash balances invested and lower interest rates. The increase in interest income during 2001 resulted from higher average cash balances invested.

Gain on sale of communities, including discontinued operations, of $48,893,000, $62,852,000 and $40,779,000 were realized in 2002, 2001 and 2000, respectively. These gains on the sale of communities are the result of our strategy to sell communities that do not meet our long-term strategic objectives and redeploy the proceeds to current Development and Redevelopment Communities. The amount of gains realized depend on many factors, including the number of communities sold, the size and carrying value of those communities, and the market conditions in the local area. In 2003, we expect to increase our disposition activity as compared to 2002.

Funds from Operations

We consider Funds from Operations (“FFO”) to be an appropriate supplemental measure of our operating performance because it helps investors understand our ability to incur and service debt and to make capital expenditures. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report. Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts®, we calculate FFO as:

•	net income or loss computed in accordance with GAAP, except that excluded from net income or loss are gains or losses on sales of property (including any impairment loss on planned dispositions) and extraordinary gains or losses (as defined by GAAP);

•	plus depreciation of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures.

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

The following is a reconciliation of net income to FFO and a presentation of GAAP based cash flow metrics (dollars in thousands):

	Years ended

	2002	2001	2000

Funds from Operations
Net income	$173,618	$248,997	$210,604
Dividends attributable to preferred stock	(17,896)	(32,497)	(39,779)
Depreciation — real estate assets	140,964	125,547	117,721
Depreciation — discontinued operations	695	1,437	1,695
Joint venture adjustments	1,321	1,102	792
Minority interest expense	1,601	1,559	1,759
Gain on sale of communities, net of impairment loss on planned dispositions	(42,093)	(62,852)	(40,779)

Funds from Operations	$258,210	$283,293	$252,013

GAAP based Cash Flow Metrics
Net cash provided by operating activities	$308,109	$320,606	$302,083

Net cash used in investing activities	$(440,331)	$(270,406)	$(258,155)

Net cash provided by (used in) financing activities	$72,589	$(34,444)	$5,685

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

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. For Established and Other Stabilized Communities, we recorded non-revenue generating capitalized expenditures of approximately $302 per apartment home in 2002 and $251 per apartment home in 2001. The average maintenance costs charged to expense, including carpet and appliance replacements, related to these communities was $1,224 per apartment home in 2002 and $1,196 in 2001. We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases. We expect expensed maintenance costs to increase as the average age of our communities increases, and to fluctuate with changes in turnover.

We have expanded our Consolidated Statements of Cash Flows included elsewhere in this report to include additional information on capital expenditures. For the years ended December 31, 2002 and 2001, the amounts capitalized (excluding land costs) related to (i) acquisitions, development and redevelopment were $457,851,000 and $401,359,000, respectively, (ii) revenue generating expenditures, such as water sub-metering equipment and cable installations were $697,000 and $1,675,000, respectively, and (iii) non-revenue generating expenditures were $11,375,000 and $12,234,000, respectively.

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

Cash and cash equivalents totaled $13,357,000 at December 31, 2002, a decrease of $59,633,000 for the year. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included in this report.

Operating Activities – Net cash provided by operating activities decreased to $308,109,000 in 2002 from $320,606,000 in 2001 primarily due to the decline in operating income from Established Communities and the loss of operating income from communities sold during 2002 and 2001, partially offset by additional operating income from newly developed and redeveloped communities.

Investing Activities – Net cash used in investing activities of $440,331,000 in 2002 related to investments in assets through development, redevelopment and acquisition of apartment communities, partially offset by proceeds from the sales of apartment communities.

During 2002, we invested $545,202,000 in the purchase and development of real estate and capital expenditures.

•	We began the development of seven new communities. These communities, if developed as expected, will contain a total of 1,987 apartment homes, and the total investment, including land acquisition costs, is projected to be approximately $371,200,000. We also completed the development of ten new communities containing a total of 2,521 apartment homes for a total investment, including land acquisition cost, of $466,600,000.

•	We completed the redevelopment of two communities containing 1,116 apartment homes for a total investment in redevelopment (excluding acquisition costs) of $44,200,000.

•	We acquired two communities containing 706 apartment homes for a total investment of $140,200,000, including the assumption of $33,900,000 in debt.

•	We had capital expenditures relating to current communities’ real estate assets of $10,930,000 and non-real estate capital expenditures of $1,142,000.

The development and redevelopment of communities involve risks that the investment will fail to perform in accordance with expectations. See “Risks of Development and Redevelopment” in Item 2 of this report for our discussion of these and other risks inherent in developing or redeveloping communities.

We sold one community during 2002, generating net proceeds of $78,454,000. These proceeds are being used to develop and redevelop communities currently under construction and reconstruction, as well as to repay and redeem certain debt and equity securities, as discussed below.

Financing Activities – Net cash provided by financing activities totaled $72,589,000 for the year ended December 31, 2002, primarily due to the issuance of unsecured notes and an increase in borrowings under our unsecured credit facility, partially offset by dividends paid, common stock repurchases, and the redemption of the Series C Preferred Stock. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” in our Consolidated Financial Statements, for additional information.

We regularly review our short and long-term liquidity needs, the adequacy of Funds from Operations, as defined above, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

•	normal recurring operating expenses;

•	debt service and maturity payments;

•	the distributions required with respect to preferred stock;

•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986;

•	opportunities for the acquisition of improved property; and

•	development and redevelopment activity in which we are currently engaged.

We anticipate that we can fully satisfy these needs from a combination of cash flows provided by operating activities, proceeds from asset dispositions and borrowing capacity under the unsecured credit facility.

One of our principal long-term liquidity needs is the repayment of medium and long-term debt at the time that such debt matures. For unsecured notes, we anticipate that no significant portion of the principal of these notes will be repaid prior to maturity. On January 15, 2003, $50,000,000 in unsecured notes matured and was paid, including the balance of accrued interest. During the remainder of 2003, we have

$100,000,000 in maturing unsecured notes. If we do not have funds on hand sufficient to repay our indebtedness, it will be necessary for us to refinance this debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is collateralized by mortgages on individual communities or groups of communities, draws on our credit facility or by additional equity offerings. We also anticipate having retained cash flow available in each year so that when a debt obligation matures, some or all of each maturity can be satisfied from this retained cash. Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

Capital Resources. We intend to match the long-term nature of our real estate assets with long-term cost-effective capital to the extent permitted by prevailing market conditions. From January 1, 2000 through February 1, 2003, we issued $1,100,000,000 of unsecured notes through public offerings. We expect this source of capital, together with cash flow from operating activities, dispositions, and other sources of capital, to remain available to meet our capital needs, for the foreseeable future, although no assurance can be provided that the debt capital markets will remain available or that such debt will be available on attractive terms.

Variable Rate Unsecured Credit Facility

Our unsecured revolving credit facility is furnished by a syndicate of banks and provides up to $500,000,000 in short-term credit. Under the terms of the credit facility, if we elect to increase the facility up to $650,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of $750,000 in equal quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.60% per annum (1.94% on February 28, 2003). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.34% for amounts most recently borrowed under the competitive bid option. The existing facility matures in May 2005 assuming exercise of a one-year renewal at our option. At February 28, 2003, $155,470,000 was outstanding, $15,529,000 was used to provide letters of credit and $329,001,000 was available for borrowing under the unsecured credit facility.

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

Future Financing and Capital Needs

As of December 31, 2002, we had 12 new communities under construction, for which a total estimated cost of $254,146,000 remained to be invested. In addition, we had two communities under reconstruction, for which a total estimated cost of $7,656,000 remained to be invested.

Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction will be funded from:

•	the remaining capacity under our current $500,000,000 unsecured credit facility;

•	the net proceeds from sales of existing communities;

•	retained operating cash; and/or

•	the issuance of debt or equity securities.

We expect to continue to fund development costs related to pursuing development rights from retained operating cash and borrowings under the unsecured credit facility. We believe these sources of capital will be adequate to take the proposed communities to the point in the development cycle where construction can begin. Before planned reconstruction activity or the construction of a development right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon development rights, write-off associated pursuit costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such pursuits.

Our liquidity could be adversely impacted by expanding development and acquisition activities and/or reduced capital (as compared to prior years) available from asset sales. To meet the balance of our liquidity needs under such conditions, we would need to arrange additional capacity under our existing unsecured credit facility, sell additional existing communities and/or issue additional debt or equity securities. While we believe we have the financial position to expand our short-term credit capacity and support our capital markets activity, we cannot assure you that we will be successful in completing these arrangements, sales or offerings. The failure to complete these transactions on a cost-effective basis could have a material adverse impact on our operating results and financial condition, including the abandonment of development pursuits.

It is our policy to sell assets that do not meet our long-term investment criteria when market conditions are favorable, and to redeploy the proceeds. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal. We intend to actively seek buyers for communities that we determine to hold for sale. We expect to accelerate our disposition program during 2003 in response to current and anticipated real estate and capital markets conditions. However, we cannot assure you that assets can be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community is to reduce total revenues, total expenses and funds from operations. Therefore, an acceleration of our disposition program in 2003 may adversely impact total revenues and funds from operations. As of February 28, 2003, we have six communities classified as held for sale under GAAP. We are actively pursuing the disposition of these communities and expect to close during the first and second quarters of 2003. However, we cannot assure you that these communities will be sold as planned.

We have minority interest investments in three technology companies, including Constellation Real Technologies LLC, (“Constellation”), an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities. Our original commitment to Constellation was $4,000,000 but, as a result of an agreement among the members reducing the commitment due from each member, our commitment is currently $2,600,000, of which we have contributed $959,000 to date. The remaining unfunded commitment of $1,641,000 is expected to be funded over the next five years. In January 2002, we invested an additional $2,300,000 in Realeum, Inc., (“Realeum”), a company involved in the development and deployment of a property management and leasing automation system. Pursuant to an agreement with Realeum, we utilize the property management and leasing automation system in exchange for payments under a licensing arrangement. Realeum is negotiating licensing arrangements with other real estate companies that we are unaffiliated with. If unsuccessful in negotiating additional licensing agreements, Realeum may be required to obtain additional sources of funding. Our third technology investment is in Rent.com, an internet-based rental housing information provider. We have no obligation to contribute additional funds to these technology investments, other than the commitment to Constellation as previously described.

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured credit facility for debt outstanding at December 31, 2002 (dollars in thousands):

	All-In	Principal	Balance Outstanding
	interest	maturity
Community	rate (1)	date	12-31-01	12-31-02

Tax-Exempt Bonds
Fixed Rate
Avalon at Foxchase I	5.88%	Nov-2007	$16,800	$16,800	(2)
Avalon at Foxchase II	5.88%	Nov-2007	9,600	9,600	(2)
Fairway Glen	5.88%	Nov-2007	9,580	9,580	(2)
CountryBrook	6.30%	Mar-2012	18,577	18,124
Waterford	5.88%	Aug-2014	33,100	33,100	(2)
Avalon at Mountain View	5.88%	Mar-2017	18,300	18,300	(2)
Avalon at Dulles	7.04%	Jul-2024	12,360	12,360
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780
Avalon View	7.55%	Aug-2024	18,115	17,743
Avalon at Lexington	6.56%	Feb-2025	14,073	13,784
Avalon at Nob Hill	5.80%	Jun-2025	19,745	19,457	(2)
Avalon Campbell	6.48%	Jun-2025	36,386	35,749	(2)
Avalon Pacifica	6.48%	Jun-2025	16,505	16,216	(2)
Avalon Knoll	6.95%	Jun-2026	13,193	12,978
Avalon Landing	6.85%	Jun-2026	6,525	6,417
Avalon Fields	7.05%	May-2027	11,454	11,286
Avalon West	7.73%	Dec-2036	8,522	8,461
Avalon Oaks	7.45%	Feb-2041	17,718	17,628

			290,333	287,363
Variable Rate
Avalon at Laguna Niguel		Mar-2009	10,400	10,400
The Promenade		Jan-2010	—	33,670
Avalon at Mission Viejo		Jun-2025	7,256	7,151	(3)
Avalon Devonshire		Dec-2025	27,305	27,305
Avalon Greenbriar		May-2026	18,755	18,755
Avalon at Fairway Hills I		Jun-2026	11,500	11,500

			75,216	108,781
Conventional Loans (4)
Fixed Rate
$100 Million unsecured notes	7.375%	Sep-2002	100,000	—
$50 Million unsecured notes	6.25%	Jan-2003	50,000	50,000
$100 Million unsecured notes	6.50%	Jul-2003	100,000	100,000
$125 Million unsecured notes	6.58%	Feb-2004	125,000	125,000
$100 Million unsecured notes	6.625%	Jan-2005	100,000	100,000
$50 Million unsecured notes	6.50%	Jan-2005	50,000	50,000
$150 Million unsecured notes	6.80%	Jul-2006	150,000	150,000
$150 Million unsecured notes	5.00%	Aug-2007	—	150,000
$110 Million unsecured notes	6.875%	Dec-2007	110,000	110,000
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000
$150 Million unsecured notes	8.25%	Jul-2008	150,000	150,000
$150 Million unsecured notes	7.50%	Aug-2009	150,000	150,000
$200 Million unsecured notes	7.50%	Dec-2010	200,000	200,000
$300 Million unsecured notes	6.625%	Sep-2011	300,000	300,000
$50 Million unsecured notes	6.625%	Sep-2011	—	50,000
$250 Million unsecured notes	6.125%	Nov-2012	—	250,000
Avalon at Pruneyard	7.25%	May-2004	12,870	12,870
Avalon Walk II	8.93%	Aug-2004	12,036	11,748

			1,659,906	2,009,618
Variable Rate
Avalon on the Sound		2003	57,314	36,089

Total indebtedness — excluding unsecured credit facility			$2,082,769	$2,441,851

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Scheduled Maturities

Community	2003	2004	2005	2006	2007	Thereafter

Tax-Exempt Bonds
Fixed Rate
Avalon at Foxchase I	$—	$—	$—	$—	$16,800	$—
Avalon at Foxchase II	—	—	—	—	9,600	—
Fairway Glen	—	—	—	—	9,580	—
CountryBrook	496	528	562	599	638	15,301
Waterford	—	—	—	—	—	33,100
Avalon at Mountain View	—	—	—	—	—	18,300
Avalon at Dulles	—	—	—	—	—	12,360
Avalon at Symphony Glen	—	—	—	—	—	9,780
Avalon View	398	425	455	485	518	15,462
Avalon at Lexington	307	326	347	368	391	12,045
Avalon at Nob Hill	308	331	355	380	408	17,675
Avalon Campbell	684	733	786	843	904	31,799
Avalon Pacifica	310	332	356	382	410	14,426
Avalon Knoll	229	246	263	282	302	11,656
Avalon Landing	116	124	132	142	152	5,751
Avalon Fields	181	193	207	222	239	10,244
Avalon West	65	70	75	80	85	8,086
Avalon Oaks	98	104	112	120	128	17,066

	3,192	3,412	3,650	3,903	40,155	233,051
Variable Rate
Avalon at Laguna Niguel	—	—	—	—	—	10,400
The Promenade	485	522	562	605	652	30,844
Avalon at Mission Viejo	112	121	129	139	149	6,501
Avalon Devonshire	—	—	—	—	—	27,305
Avalon Greenbriar	—	—	—	—	—	18,755
Avalon at Fairway Hills I	—	—	—	—	—	11,500

	597	643	691	744	801	105,305
Conventional Loans (4)
Fixed Rate
$100 Million unsecured notes	—	—	—	—	—	—
$50 Million unsecured notes	50,000	—	—	—	—	—
$100 Million unsecured notes	100,000	—	—	—	—	—
$125 Million unsecured notes	—	125,000	—	—	—	—
$100 Million unsecured notes	—	—	100,000	—	—	—
$50 Million unsecured notes	—	—	50,000	—	—	—
$150 Million unsecured notes	—	—	—	150,000	—	—
$150 Million unsecured notes	—	—	—	—	150,000	—
$110 Million unsecured notes	—	—	—	—	110,000	—
$50 Million unsecured notes	—	—	—	—	—	50,000
$150 Million unsecured notes	—	—	—	—	—	150,000
$150 Million unsecured notes	—	—	—	—	—	150,000
$200 Million unsecured notes	—	—	—	—	—	200,000
$300 Million unsecured notes	—	—	—	—	—	300,000
$50 Million unsecured notes	—	—	—	—	—	50,000
$250 Million unsecured notes	—	—	—	—	—	250,000
Avalon at Pruneyard	—	12,870	—	—	—	—
Avalon Walk II	315	11,433	—	—	—	—

	150,315	149,303	150,000	150,000	260,000	1,150,000
Variable Rate
Avalon on the Sound	36,089	—	—	—	—	—

Total indebtedness — excluding unsecured credit facility	$190,193	$153,358	$154,341	$154,647	$300,956	$1,488,356

(1)	Includes credit enhancement fees, facility fees, trustees, etc.

(2)	Financed by variable rate tax exempt debt, but interest rate is effectively fixed at the rate indicated through a swap agreement. The weighted average maturity of these swap agreements is 3.6 years.

(3)	Financed by variable rate tax exempt debt, but interest rate is capped through an interest rate cap agreement. The remaining term of this interest rate cap agreement is 4.7 years.

(4)	Balances outstanding as of December 31, 2002 do not include $342 of debt premium reflected in unsecured notes on our Consolidated Balance Sheets included elsewhere in this report.

Stock Repurchase Program

In July 2002 we announced that our Board of Directors had authorized a common stock repurchase program. Under this program, we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $100,000,000. Actual purchases of stock will vary with market conditions. The size of the stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with our unsecured credit facility providing temporary funding as needed. Through February 28, 2003, we have acquired 2,042,600 shares at an aggregate cost of $77,381,000 under this program.

Redemption of Preferred Stock

In July 2002, we redeemed all 2,300,000 outstanding shares of our 8.50% Series C Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.1417 in accrued and unpaid dividends, for an aggregate redemption price of $57,826,000, including accrued dividends of $326,000. The redemption price was funded in part by the sale on July 11, 2002 of 592,000 shares of Series I Cumulative Redeemable Preferred Stock through a private placement to an institutional investor for a net purchase price of $14,504,000. The dividend rate on such shares was initially equal to 3.36% per annum (three month LIBOR plus 1.5%) of the liquidation preference. As permitted under the terms of such preferred stock, we redeemed all of the Series I Cumulative Redeemable Preferred Stock on August 29, 2002 for an aggregate redemption price of $14,609,000 including accrued dividends of $68,000.

As of February 1, 2003, we have the following series of redeemable preferred stock outstanding at an aggregate stated value of $181,692,500. These series have no stated maturity and are not subject to any sinking fund or mandatory redemptions. As these series become redeemable, we will evaluate the requirements necessary for such redemptions as well as the cost-effectiveness based on the existing market conditions.

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	February 1, 2003	quarterly	rate	preference	prior to

D	3,267,700	March, June, September, December	8.00%	$25	December 15, 2002 — Currently Redeemable

H	4,000,000	March, June, September, December	8.70%	$25	October 15, 2008

On February 18, 2003, we gave notice of our intent to redeem all 3,267,700 outstanding shares of our 8.00% Series D Cumulative Redeemable Preferred Stock. We anticipate closing this redemption on March 20, 2003 at a price of $25.00 per share, plus $0.0167 in accrued and unpaid dividends, for an aggregate redemption price of $81,747,000, including accrued dividends of $55,000. This redemption will be funded by the sale of shares of Series J Cumulative Redeemable Preferred Stock through a private placement to an institutional investor. The dividend rate on such shares will initially be based on three month LIBOR plus 1.5%. The Series J Cumulative Redeemable Preferred Stock will be redeemable at any time at our option.

Inflation and Deflation

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

Real Estate Development Rights

We capitalize pre-development costs incurred in pursuit of new development opportunities for which we currently believe future development is probable. These costs include legal fees, design fees and related overhead costs. The accompanying Consolidated Financial Statements include a charge to expense to provide an allowance for potentially unrecoverable capitalized pre-development costs. The determination of the charge to expense involves management judgement regarding the probability that a pursuit will not proceed to development.

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

Discontinued Operations

On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the assets and liabilities and the results of operations of any communities which have been sold during 2002, or otherwise qualify as held for sale as of December 31, 2002, be presented as discontinued operations in our Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale is presented as discontinued operations when recognized. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in our Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

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

Stock-Based Compensation

During the periods presented in this report, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our employee stock options. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 10, “Stock-Based Compensation Plans,” in our Consolidated Financial Statements for information regarding the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates. We monitor interest rate fluctuations as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy. The specific market risks and the potential impact on our operating results are described below.

Our operating results are affected by changes in interest rates as a result of borrowings under our variable rate unsecured credit facility as well as outstanding bonds with variable interest rates. We had

$173,840,000 and $125,274,000 in variable rate debt outstanding as of December 31, 2002 and 2001, respectively. If interest rates on the variable rate debt had been 100 basis points higher throughout 2002 and 2001, our annual interest costs would have increased by approximately $2,557,000 and $1,500,000, respectively, based on balances outstanding during the applicable years.

We currently use interest rate swap agreements to reduce the impact of interest rate fluctuations on certain variable rate indebtedness. Under swap agreements,

•	we agree to pay to a counterparty the interest that would have been incurred on a fixed principal amount at a fixed interest rate (generally, the interest rate on a particular treasury bond on the date the agreement is entered into, plus a fixed increment), and

•	the counterparty agrees to pay to us the interest that would have been incurred on the same principal amount at an assumed floating interest rate tied to a particular market index.

As of December 31, 2002, the effect of swap agreements is to fix the interest rate on approximately $166,000,000 of our variable rate tax-exempt debt. Furthermore, a swap agreement to fix the interest rate on approximately $22,500,000 of unconsolidated variable rate debt exists as of December 31, 2002. The swap agreements on the consolidated variable rate tax-exempt debt were not electively entered into by us but, rather, were a requirement of either the bond issuer or the credit enhancement provider related to certain of our tax-exempt bond financings. Because the counterparties providing the swap agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group and the interest rates fixed by the swap agreements are significantly higher than current market rates for such agreements, we do not believe there is exposure at this time to a default by a counterparty provider.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discussed more fully in the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 14, 2003, during 2002 the Company dismissed Arthur Andersen LLP and engaged Ernst & Young LLP to be the Company’s principal independent public accountant.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information pertaining to directors and executive officers of the registrant is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 14, 2003.

ITEM 11. EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 14, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information pertaining to security ownership of management and certain beneficial owners of the registrant’s Common Stock is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 14, 2003.

The Company maintains the 1994 Stock Incentive Plan (the “1994 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the Company’s 1994 Plan and ESPP as of December 31, 2002:

	(a)		(b)		(c)
					Number of securities
					remaining available for
	Number of securities to be		Weighted-average		future issuance under equity
	issued upon exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))

Equity compensation
plans approved by
security holders (1)	3,245,145	(2) (3)	$39.05	(3) (4)	1,415,862 (5)

Equity compensation
plans not approved by
security holders(6)	—		n/a		702,342

Total	3,245,145		$39.05	(3) (4)	2,118,204

(1) Consists of the 1994 Plan.

(2) Includes 79,138 deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis, but does not include 199,127 shares of restricted stock that are outstanding and that are already reflected in the Company’s outstanding shares.

(3) Does not include outstanding options to acquire 640,506 shares, at a weighted-average exercise price of $35.27 per share, that were assumed, in connection with the 1998 merger of Avalon Properties, Inc. with and into the Company, under the Avalon Properties, Inc. 1995 Equity Incentive Plan and the Avalon Properties, Inc. 1993 Stock Option and Incentive Plan.

(4) Excludes deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.

(5) The 1994 Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1994 Plan will increase annually. On each January 1, the aggregate number of shares reserved for issuance under the 1994 Plan will increase by a number of shares equal to a percentage (ranging from 0.48% to 1.00%) of all outstanding shares of Common Stock at the end of the year. The exact percentage used is determined based on the percentage of all awards made under the 1994 Plan during the calendar year that were in the form of stock options with an exercise price equal to the fair market value of a share of Common Stock on the date of the grant. In accordance with this procedure, on January 1, 2003, the maximum number of shares remaining available for future issuance under the 1994 Plan was increased by 664,115 to 2,079,977.

(6) Consists of the ESPP.

The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 10, “Stock-Based Compensation Plans,” of our Consolidated Financial Statements included in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 14, 2003.

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)  Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, subsequent to the date of their evaluation.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

15(a)(1)        Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Report of Independent Auditors	F-1

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-2

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2002, 2001 and 2000	F-3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2002, and 2000	F-5

Notes to Consolidated Financial Statements	F-7

15(a)(2) Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation	F-30

15(a)(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

15(b) Reports on Form 8-K

None.

INDEX TO EXHIBITS

EXHIBIT
NO.		DESCRIPTION

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K filed October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(i).4	—	Articles Supplementary of the Company relating to its Series I Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 15, 2002.)

3(ii)	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Filed herewith.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September18, 1995. (Incorporated by reference to Avalon Properties’ Registration Statement on Form S-3 (33-95412), filed on August 4, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Filed herewith.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Filed herewith.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Filed herewith.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Filed herewith.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 11, 2000.)

EXHIBIT
NO.		DESCRIPTION

4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.11	—	Shareholder Rights Agreement (Expired), dated March 9, 1998 (the “Rights Agreement”), between the Company and First Union National Bank (as successor to American Stock Transfer and Trust Company) as Rights Agent (including the form of Rights Certificate as Exhibit B) (Incorporated by reference to Exhibit 4.1 to Form 8-A of the Company filed March 11, 1998); Amendment No. 1 to the Rights Agreement, dated as of February 28, 2000, between the Company and the Rights Agent (Incorporated by reference to Exhibit 4.2 to Form 8-A/A of the Company filed February 28, 2000); Amendment No. 2 to the Rights Agreement, dated January 4, 2002, between the Company and the Rights Agent (Incorporated by reference to Exhibit 4.3 to Form 8-K of the Company filed January 7, 2000). The Shareholder Rights Agreement, as amended, expired on March 31, 2002.

10.1	—	Distribution Agreement, dated December 21, 1998, among AvalonBay Communities, Inc. (the “Company”) and the Agents, including Administrative Procedures, relating to the MTNs. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 21, 1998.)

10.2	—	First Amendment, dated as of June 27, 2000, to Distribution Agreement, dated December 21, 1998, among the Company and the Agents. (Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed July 11, 2000.)

10.3	—	Second Amendment, dated as of August 31, 2001, to Distribution Agreement, dated December 21, 1998, among the Company and the Agents. (Incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed September 4, 2001.)

10.4+	—	Employment Agreement, dated as of March 9, 1998, between the Company and Thomas J. Sargeant. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed August 14, 1998.)

10.5+	—	Employment Agreement, dated as of January 10, 2003, between the Company and Bryce Blair. (Filed herewith.)

10.6+	—	Employment Agreement, dated as of February 26, 2001, between the Company and Timothy J. Naughton. (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March 29, 2001.)

10.7+	—	Employment Agreement, dated as of September 10, 2001, between the Company and Leo S. Horey. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 14, 2001.)

EXHIBIT
NO.		DESCRIPTION

10.8+	—	Employment Agreement, dated as of December 31, 2001, between the Company and Samuel B. Fuller. (Incorporated by reference to Exhibit 10.9 to Form 10-K of the Company filed March 26, 2002.)

10.9+	—	Letter Agreement regarding departure, dated February 26, 2001, by and between the Company and Robert H. Slater. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed March 29, 2001.)

10.10+	—	Mutual Release and Separation Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed May 15, 2000.)

10.11+	—	Retirement Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 15, 2000.)

10.12+	—	Consulting Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 15, 2000.)

10.13+	—	Avalon Properties, Inc. 1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K of the Company filed March 29, 2001.)

10.14+	—	Avalon Properties, Inc. 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.15 to Form 10-K of the Company filed March 29, 2001.)

10.15+	—	Amendment, dated May 6, 1999, to the Avalon Properties Amended and Restated 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company filed August 16, 1999.)

10.16+	—	AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on May 8, 2001. (Incorporated by reference to Exhibit B to the Company’s Schedule 14A filed March 30, 2001.)

10.17+	—	1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Form S-8 of the Company filed June 26, 1997, File No. 333-16837.)

10.18+	—	1996 Non-Qualified Employee Stock Purchase Plan — Plan Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Form S-8 of the company, File No. 333-16837.)

10. 19+	—	Indemnification Agreements between the Company and the Directors of the Company. (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company filed March 31, 1999.)

10.20+	—	The Company’s Officer Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 11, 2000.)

10.21	—	Revolving Loan Agreement, dated as of May 24, 2001, among the Company, as Borrower, The Chase Manhattan Bank, as a Bank, Co-Agent and Syndication Agent, Fleet National Bank, as a Bank and Co-Agent, Bank of America, N.A., First Union National Bank and Citicorp Real Estate,

EXHIBIT
NO.		DESCRIPTION

Inc., each as a Bank and Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Fleet National Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 14, 2001.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)

23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)

99.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

99.2	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

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

AvalonBay Communities, Inc.

Date: March 11, 2003	By: /s/ Bryce Blair
Bryce Blair, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2003	By: /s/ Bryce Blair
Bryce Blair, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: March 11, 2003	By: /s/ Thomas J. Sargeant
Thomas J. Sargeant, Executive VP and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 11, 2003	By: /s/ Bruce A. Choate
Bruce A. Choate, Director

Date: March 11, 2003	By: /s/ John J. Healy, Jr.
John J. Healy, Jr., Director

Date: March 11, 2003	By: /s/ Gilbert M. Meyer
Gilbert M. Meyer, Director

Date: March 11, 2003	By: /s/ Charles D. Peebler, Jr.
Charles D. Peebler, Jr., Director

Date: March 11, 2003	By: /s/ Lance R. Primis
Lance R. Primis, Director

Date: March 11, 2003	By: /s/ Allan D. Schuster
Allan D. Schuster, Director

Date: March 11, 2003	By: /s/ Amy P. Williams
Amy P. Williams, Director

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION

     I, Bryce Blair, certify that:

1.	I have reviewed this annual report on Form 10-K of AvalonBay Communities, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Bryce Blair Bryce Blair Chairman of the Board, Chief Executive Officer and President

CERTIFICATION

     I, Thomas J. Sargeant, certify that:

1.	I have reviewed this annual report on Form 10-K of AvalonBay Communities, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Thomas J. Sargeant Thomas J. Sargeant Executive Vice President – Chief Financial Officer

Report of Independent Auditors

To the Board of Directors and Stockholders of
AvalonBay Communities, Inc.:

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, as discussed in Note 5 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ Ernst & Young LLP

McLean, Virginia
January 21, 2003

AVALONBAY COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12-31-02	12-31-01

ASSETS
Real estate:
Land, including land held for development	$929,397	$821,808
Buildings and improvements	3,999,826	3,432,330
Furniture, fixtures and equipment	127,643	112,378

	5,056,866	4,366,516
Less accumulated depreciation	(584,022)	(440,259)

Net operating real estate	4,472,844	3,926,257
Construction in progress (including land)	312,587	433,944
Real estate assets held for sale, net	—	30,642

Total real estate, net	4,785,431	4,390,843

Cash and cash equivalents	13,357	72,990
Cash in escrow	10,239	49,965
Resident security deposits	21,839	20,370
Investments in unconsolidated real estate entities	14,591	15,066
Deferred financing costs, net	20,424	20,357
Deferred development costs, net	31,461	26,038
Participating mortgage notes	21,483	21,483
Prepaid expenses and other assets	32,010	47,177

Total assets	$4,950,835	$4,664,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,985,342	$1,635,000
Variable rate unsecured credit facility	28,970	—
Mortgage notes payable	456,851	447,769
Dividends payable	51,553	49,007
Payables for construction	29,768	43,656
Accrued expenses and other liabilities	51,652	51,627
Accrued interest payable	42,954	38,841
Resident security deposits	31,762	28,641

Total liabilities	2,678,852	2,294,541

Minority interest of unitholders in consolidated partnerships	77,443	55,193

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2002 and 2001; 7,267,700 and 9,567,700 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively.	73	96
Common stock, $.01 par value; 140,000,000 shares authorized at both December 31, 2002 and 2001; 68,202,926 and 68,713,384 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively.	682	687
Additional paid-in capital	2,266,130	2,333,241
Deferred compensation	(7,855)	(7,489)
Dividends in excess of accumulated earnings	(51,850)	(3,497)
Accumulated other comprehensive loss	(12,640)	(8,483)

Total stockholders’ equity	2,194,540	2,314,555

Total liabilities and stockholders’ equity	$4,950,835	$4,664,289

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended

	12-31-02	12-31-01	12-31-00

Revenue:
Rental income	$630,502	$629,545	$564,613
Management fees	1,355	1,325	1,051
Other income	7,109	2,953	401

Total revenue	638,966	633,823	566,065

Expenses:
Operating expenses, excluding property taxes	176,587	159,665	140,633
Property taxes	56,352	51,686	46,409
Interest expense	121,380	103,189	83,582
Depreciation expense	143,782	128,642	120,915
General and administrative expense	14,332	15,224	13,013
Impairment loss	6,800	—	—

Total expenses	519,233	458,406	404,552

Equity in income of unconsolidated entities	55	856	2,428
Interest income	3,978	6,823	4,764
Minority interest in consolidated partnerships	(2,570)	(597)	(1,908)

Income before gain on sale of communities	121,196	182,499	166,797
Gain on sale of communities	—	62,852	40,779

Income from continuing operations	121,196	245,351	207,576
Discontinued operations:
Operating income	3,529	3,646	3,028
Gain on sale of communities	48,893	—	—

Total discontinued operations	52,422	3,646	3,028

Net income	173,618	248,997	210,604
Dividends attributable to preferred stock	(17,896)	(32,497)	(39,779)

Net income available to common stockholders	$155,722	$216,500	$170,825

Other comprehensive loss:
Cumulative effect of change in accounting principle	—	(6,412)	—
Unrealized loss on cash flow hedges	(4,157)	(2,071)	—

Other comprehensive loss	(4,157)	(8,483)	—

Comprehensive income	$151,565	$208,017	$170,825

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$1.50	$3.11	$2.53
Discontinued operations	0.76	0.08	0.05

Net income available to common stockholders	$2.26	$3.19	$2.58

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$1.49	$3.05	$2.49
Discontinued operations	0.74	0.07	0.04

Net income available to common stockholders	$2.23	$3.12	$2.53

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Shares issued		Amount
					Additional
	Preferred	Common	Preferred	Common	paid-in
	stock	stock	stock	stock	capital

Balance at December 31, 1999	18,322,700	65,758,009	$183	$658	$2,442,510
Net income	—	—	—	—	—
Dividends declared to common and preferred stockholders	—	—	—	—	—
Issuance of common stock	—	1,433,533	—	14	50,523
Amortization of deferred compensation	—	—	—	—	—

Balance at December 31, 2000	18,322,700	67,191,542	183	672	2,493,033

Cumulative effect of change in accounting principle	—	—	—	—	—
Net income	—	—	—	—	—
Unrealized loss on cash flow hedges	—	—	—	—	—
Dividends declared to common and preferred stockholders	—	—	—	—	—
Issuance of common stock	—	1,521,842	—	15	59,116
Redemption of preferred stock	(8,755,000)	—	(87)	—	(218,908)
Amortization of deferred compensation	—	—	—	—	—

Balance at December 31, 2001	9,567,700	68,713,384	96	687	2,333,241

Net income	—	—	—	—	—
Unrealized loss on cash flow hedges	—	—	—	—	—
Dividends declared to common and preferred stockholders	—	—	—	—	—
Issuance of common stock, net of withholdings	—	771,142	—	8	28,795
Repurchase of common stock, including repurchase costs of $39	—	(1,281,600)	—	(13)	(38,281)
Issuance of preferred stock, net of offering costs of $407	—	—	6	—	14,387
Redemption of preferred stock	(2,300,000)	—	(29)	—	(72,012)
Amortization of deferred compensation	—	—	—	—	—

Stockholders’ equity, December 31, 2002	7,267,700	68,202,926	$73	$682	$2,266,130

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Dividends in	Accumulated
		excess of	other
	Deferred	accumulated	comprehensive	Stockholders'
	compensation	earnings	loss	equity

Balance at December 31, 1999	$(3,559)	$(69,507)	$—	$2,370,285
Net income	—	210,604	—	210,604
Dividends declared to common and preferred stockholders	—	(188,942)	—	(188,942)
Issuance of common stock	(3,408)	—	—	47,129
Amortization of deferred compensation	3,417	—	—	3,417

Balance at December 31, 2000	(3,550)	(47,845)	—	2,442,493

Cumulative effect of change in accounting principle	—	—	(6,412)	(6,412)
Net income	—	248,997	—	248,997
Unrealized loss on cash flow hedges	—	—	(2,071)	(2,071)
Dividends declared to common and preferred stockholders	—	(204,649)	—	(204,649)
Issuance of common stock	(7,545)	—	—	51,586
Redemption of preferred stock	—	—	—	(218,995)
Amortization of deferred compensation	3,606	—	—	3,606

Balance at December 31, 2001	(7,489)	(3,497)	(8,483)	2,314,555

Net income	—	173,618	—	173,618
Unrealized loss on cash flow hedges	—	—	(4,157)	(4,157)
Dividends declared to common and preferred stockholders	—	(209,996)	—	(209,996)
Issuance of common stock, net of withholdings	(4,463)	(508)	—	23,832
Repurchase of common stock, including repurchase costs of $39	—	(11,467)	—	(49,761)
Issuance of preferred stock, net of offering costs of $407	—	—	—	14,393
Redemption of preferred stock	—	—	—	(72,041)
Amortization of deferred compensation	4,097	—	—	4,097

Stockholders’ equity, December 31, 2002	$(7,855)	$(51,850)	$(12,640)	$2,194,540

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended

	12-31-02	12-31-01	12-31-00

Cash flows from operating activities:
Net income	$173,618	$248,997	$210,604
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	143,782	128,642	120,915
Depreciation expense from discontinued operations	695	1,437	1,695
Amortization of deferred financing costs	3,913	3,716	2,924
Amortization of deferred compensation	4,097	3,606	3,417
Income allocated to minority interest in consolidated partnerships	2,570	597	1,908
Gain on sale of communities, net of impairment loss on planned dispositions	(42,093)	(62,852)	(40,779)
Decrease (increase) in cash in operating escrows	(104)	41	1,144
Decrease (increase) in resident security deposits, prepaid expenses and other assets	18,644	(8,503)	(15,438)
Increase in accrued expenses, other liabilities and accrued interest payable	2,987	4,925	15,693

Net cash provided by operating activities	308,109	320,606	302,083

Cash flows used in investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(426,830)	(353,351)	(171,985)
Acquisition of real estate assets	(106,300)	(129,300)	(252,400)
Capital expenditures — current real estate assets	(10,930)	(9,649)	(15,209)
Capital expenditures — non-real estate assets	(1,142)	(4,183)	(1,359)
Proceeds from sale of communities, net of selling costs	78,454	238,545	156,086
Increase (decrease) in payables for construction	(13,888)	23,656	1,123
Decrease (increase) in cash in section 1031 exchange escrows	39,830	(33,273)	(9,076)
Decrease (increase) in investments in unconsolidated real estate entities	475	(2,851)	34,665

Net cash used in investing activities	(440,331)	(270,406)	(258,155)

Cash flows from financing activities:
Issuance of common stock	22,296	50,912	36,203
Repurchase of common stock	(49,761)	—	—
Issuance of preferred stock, net of related costs	14,393	—	—
Redemption of preferred stock and related costs	(72,041)	(218,995)	—
Dividends paid	(207,450)	(203,214)	(185,509)
Net borrowings (repayments) under unsecured credit facility	28,970	—	(178,600)
Issuance of mortgage notes payable	—	75,110	—
Repayments of mortgage notes payable	(24,818)	(22,265)	(35,123)
Proceeds from sale of unsecured notes, net of repayments	350,342	300,000	350,000
Payment of deferred financing costs	(3,980)	(8,808)	(4,428)
Redemption of units for cash by minority partners	(1,663)	(864)	—
Contributions from (distributions to) minority partners	16,301	(6,320)	23,142

Net cash provided by (used in) financing activities	72,589	(34,444)	5,685

Net increase (decrease) in cash and cash equivalents	(59,633)	15,756	49,613
Cash and cash equivalents, beginning of year	72,990	57,234	7,621

Cash and cash equivalents, end of year	$13,357	$72,990	$57,234

Cash paid during year for interest, net of amount capitalized	$108,903	$88,996	$72,712

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the year ended December 31, 2002:

•	The Company issued 102,756 units of limited partnership interest in DownREIT partnerships valued at $5,000 in connection with the formation of a DownREIT partnership and the acquisition by that partnership of land. See Note 1, “Organization and Significant Accounting Policies,” of the Consolidated Financial Statements for a description of DownREIT partnerships.

•	As described in Note 4, “Stockholders’ Equity,” of the Consolidated Financial Statements, 144,718 shares of common stock were issued, 34,876 shares were withheld to satisfy employees’ tax withholding and other liabilities and 2,818 shares were forfeited, for a net value of $5,999.

•	The Company assumed $33,900 in variable rate, tax-exempt debt related to the acquisition of one community.

•	The Company recorded a liability and a corresponding charge to other comprehensive loss of $4,157 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities,” of the Consolidated Financial Statements) to their fair value.

•	Common and preferred dividends declared but not paid totaled $51,553.

During the year ended December 31, 2001:

•	762 units of limited partnership, valued at $36, were presented for redemption to the DownREIT partnership that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company issued 619 units of limited partnership in DownREIT partnerships valued at $30 as consideration for acquisitions of apartment communities that were acquired pursuant to the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party. In addition, the Company issued 256,940 units of limited partnership in a DownREIT partnership valued at $12,274 in connection with the formation of a DownREIT partnership and the acquisition by that partnership of land.

•	186,877 shares of common stock were issued at a value of $8,570 and 19,646 shares were forfeited at a value of $235.

•	$67 of deferred stock units were converted into 1,803 shares of common stock.

•	The Company recorded a liability and a corresponding charge to other comprehensive loss of $8,483 to adjust the Company’s Hedged Derivatives to their fair value.

•	Common and preferred dividends declared but not paid were $49,007.

During the year ended December 31, 2000:

•	1,520 units of limited partnership in DownREIT partnerships, valued at $60, were issued in connection with an acquisition for cash and units pursuant to a forward purchase contract agreed to in 1997 with an unaffiliated party.

•	304,602 units of limited partnership in DownREIT partnerships, valued at $10,926, were exchanged for an equal number of shares of the Company’s common stock.

•	139,336 shares of common stock were issued at a value of $4,703 and 50,310 shares were forfeited at a value of $1,668.

•	Real estate assets valued at $5,394 were contributed to a limited liability company in exchange for a 25% membership interest.

•	Common and preferred dividends declared but not paid totaled $47,572.

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

At December 31, 2002, the Company owned or held a direct or indirect ownership interest in 137 operating apartment communities containing 40,179 apartment homes in eleven states and the District of Columbia, of which two communities containing 1,089 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 12 communities under construction that are expected to contain an aggregate of 3,429 apartment homes when completed. The Company also owned a direct or indirect ownership interest in rights to develop an additional 38 communities that, if developed in the manner expected, will contain an estimated 9,950 apartment homes.

Principles of Consolidation

The Company is the surviving corporation from the merger (the “Merger”) of Bay Apartment Communities, Inc. (“Bay”) and Avalon Properties, Inc. (“Avalon”) on June 4, 1998, in which Avalon shareholders received 0.7683 of a share of common stock of the Company for each share owned of Avalon common stock. The Merger was accounted for under the purchase method of accounting, with the historical financial statements for Avalon presented prior to the Merger. At that time, Avalon ceased to legally exist, and Bay as the surviving legal entity adopted the historical financial statements of Avalon. Consequently, Bay’s assets were recorded in the historical financial statements of Avalon at an amount equal to Bay’s debt outstanding at that time plus the value of capital stock retained by the Bay stockholders, which approximates fair value. In connection with the Merger, the Company changed its name from Bay Apartment Communities, Inc. to AvalonBay Communities, Inc.

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned partnerships and certain joint venture partnerships in addition to subsidiary partnerships structured as DownREITs. All significant intercompany balances and transactions have been eliminated in consolidation.

In each of the partnerships structured as DownREITs, either the Company or one of the Company’s wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the Company’s current common stock dividend per share. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of the Company’s common stock on the date of redemption. In lieu of a cash redemption of a limited partner’s unit, the Company may elect to acquire any unit presented for redemption for one share of common stock.

The Company accounts for investments in unconsolidated entities in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.” The Company uses the equity method to account for investments in which it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. Investments in which the Company owns 20% or less of the equity value and does not have significant and disproportionate influence are accounted for using the cost method. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the year ended December 31, 2002. However, during the year ended December 31, 2001, the Company recorded an impairment loss of $934 related to a technology investment in which the Company no longer owns an equity interest.

Revenue Recognition

Rental income related to leases is recognized on an accrual basis when due from residents in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” In accordance with the Company’s standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease, which is generally one year.

The following reconciles total revenue in conformity with generally accepted accounting principles (“GAAP”) to total revenue adjusted to state concessions on a cash basis for the years ended December 31, 2002, 2001 and 2000:

	For the year ended

	12-31-02	12-31-01	12-31-00

Total revenue (GAAP basis)	$638,966	$633,823	$566,065
Concessions amortized	11,044	4,005	3,043
Concessions granted	(17,356)	(6,362)	(2,349)

Total revenue adjusted to state concessions on a cash basis	$632,654	$631,466	$566,759

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development of these communities is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. A charge to expense is included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income to provide an allowance for potentially unrecoverable deferred development costs.

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

If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If such carrying amounts are in excess of the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in 2002, 2001 or 2000 on any of its operating communities. However, the Company recognized an impairment loss in 2002 related to land planned for disposition as of December 31, 2002. See Note 7, “Discontinued Operations – Real Estate Assets Held for Sale” of the Consolidated Financial Statements.

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

The following reconciles net income available to common stockholders to taxable net income for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	Estimate	Actual	Actual

Net income available to common stockholders	$155,722	$216,500	$170,825
Dividends attributable to Preferred Stock, not deductible for tax	17,896	32,497	39,779
GAAP gain on sale of communities less than (in excess of) tax gain	5,164	(21,223)	(15,146)
Depreciation/Amortization timing differences on real estate	(5,893)	(4,899)	(826)
Tax compensation expense in excess of GAAP	(8,568)	(11,129)	(5,873)
Other adjustments	1,395	(124)	(1,157)

Taxable net income	$165,716	$211,622	$187,602

The following summarizes the tax components of the Company’s common and preferred dividends declared for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Ordinary income	74%	80%	86%
20% capital gain	23%	14%	9%
Unrecaptured §1250 gain	3%	6%	5%

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $15,765 and $11,916 at December 31, 2002 and 2001, respectively.

Cash, Cash Equivalents and Cash in Escrow

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.

Interest Rate Contracts

The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceeds the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of December 31, 2002, the Company has approximately $166,000 in variable rate tax-exempt debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities,” of the Consolidated Financial Statements.

Comprehensive Income

Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders, is displayed in the accompanying Consolidated Statements of Stockholders’ Equity. Accumulated other comprehensive loss reflects the changes in the fair value of effective cash flow hedges.

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

	For the year ended

	12-31-02	12-31-01	12-31-00

Basic and Diluted shares outstanding
Weighted average common shares — basic	68,772,139	67,842,752	66,309,707
Weighted average DownREIT units outstanding	988,747	682,134	861,755
Effect of dilutive securities	913,325	1,256,833	969,536

Weighted average common shares and DownREIT units — diluted	70,674,211	69,781,719	68,140,998

Calculation of Earnings per Share — Basic
Net income available to common stockholders	$155,722	$216,500	$170,825

Weighted average common shares — basic	68,772,139	67,842,752	66,309,707

Earnings per common share — basic	$2.26	$3.19	$2.58

Calculation of Earnings per Share — Diluted
Net income available to common stockholders	$155,722	$216,500	$170,825
Add: Minority interest of DownREIT unitholders in consolidated partnerships	1,601	1,559	1,759

Adjusted net income available to common stockholders	$157,323	$218,059	$172,584

Weighted average common shares and DownREIT units — diluted	70,674,211	69,781,719	68,140,998

Earnings per common share — diluted	$2.23	$3.12	$2.53

For each of the years presented, certain options to purchase shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period. The number of options not included totaled 1,410,397, 18,269 and 7,500 in 2002, 2001 and 2000, respectively.

In 2002, 42,697 units of limited partnership (“DownREIT units”) were presented for redemption and were purchased by the Company for $1,663. In addition, the Company issued 102,756 DownREIT units valued at $5,000 in connection with the acquisition of land. In 2001, 762 DownREIT units, valued at $36, were exchanged for an equal number of shares of the Company’s common stock, and 22,076 DownREIT units were presented for redemption and purchased by the Company for $864. The Company also issued 257,559 DownREIT units valued at $12,304 as consideration for acquisitions of apartment communities and land. In 2000, 1,520 DownREIT units, valued at $60, were issued as partial consideration for the acquisition of an apartment community. In addition, 304,602 DownREIT units, valued at $10,926, were exchanged for an equal number of shares of the Company’s common stock.

Stock-Based Compensation

During the years ended December 31, 2002, 2001 and 2000, the Company applied the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its employee stock options. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 10, “Stock-Based Compensation Plans,” for information regarding the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Business Interruption Insurance

During 2000, a fire occurred at one of the Company’s development communities, which was under construction and unoccupied at the time. The Company had property damage and business interruption insurance which covered this event. Business interruption insurance proceeds of $5,800 and $2,500 are included in other income in the accompanying Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2002 and 2001, respectively. This settlement was finalized in 2002.

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

Recently Issued Accounting Standards

In May 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued. SFAS No. 145, among other items, rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. This statement is effective for fiscal years beginning after May 15, 2002. The Company will adopt this pronouncement effective January 1, 2003, but does not expect it to have a material impact on its financial condition or results of operations.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under SFAS No. 146, a liability for costs associated with exit or disposal activities is only to be recognized when the liability is incurred and the definition of a liability under Concepts Statement No. 6 is met, rather than at the date of an entity’s commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt this pronouncement effective January 1, 2003, but does not expect it to have a material impact on its financial condition or results of operations.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company will apply the initial recognition and initial measurement provisions of FIN 45 on a prospective basis for any guarantees issued or modified after December 31, 2002, but does not expect the adoption of FIN 45 to have a material impact on its financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 on both an annual and interim basis to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 while the interim disclosure provisions are effective for interim periods beginning after December 15, 2002.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which changes the guidelines for consolidation of and disclosure related to unconsolidated entities, if those unconsolidated entities qualify as variable interest entities, as defined in FIN 46. The provisions of FIN 46 are to be applied effective immediately for variable interest entities created after January 31, 2003, and effective July 1, 2003 for variable interest entities created prior to February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise should make certain disclosures in all financial statements initially issued after January 31, 2003, regardless of the date on which the variable interest entity was created. The Company does not believe that it is reasonably possible that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities. The adoption of FIN 46 may result in additional disclosure about a limited number of investments in variable interest entities, but such disclosure is not expected to be material.

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

Discontinued Operations

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any communities which have been sold during 2002, or otherwise qualify as held for sale as of December 31, 2002, be presented as discontinued operations in the Company’s Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. This change in presentation will not have any impact on the Company’s financial condition or results of operations. Real estate assets held for sale will continue to be measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

Reclassifications

Certain reclassifications have been made to amounts in prior years’ financial statements to conform with current year presentations.

2. Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $29,937, $27,635 and $18,328 for the years ended December 31, 2002, 2001 and 2000, respectively.

3. Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of December 31, 2002 and 2001 are summarized as follows:

	12-31-02	12-31-01

Fixed rate unsecured notes (1)	$1,985,342	$1,635,000
Fixed rate mortgage notes payable — conventional and tax-exempt (2)	311,981	322,495
Variable rate mortgage notes payable — tax-exempt	108,781	67,960

Total notes payable and unsecured notes	2,406,104	2,025,455
Variable rate secured short-term construction loan	36,089	57,314
Variable rate unsecured credit facility	28,970	—

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,471,163	$2,082,769

(1)	Balance at December 31, 2002 includes $342 of debt premium received at issuance of unsecured notes.

(2)	Includes approximately $166,000 of variable rate notes in both years effectively fixed through Hedged Derivatives, as described in Note 5, “Derivative Instruments and Hedging Activities,” of the Consolidated Financial Statements.

During the year ended December 31, 2002, the Company assumed $33,900 in variable rate, tax-exempt debt related to a community acquisition and repaid $21,225 related to a short-term construction loan, in addition to normal monthly principal and interest payments. In the aggregate, mortgage notes payable, excluding the short-term construction loan, mature at various dates from May 2004 through February 2041 and are collateralized by certain apartment communities. As of December 31, 2002, the Company has guaranteed approximately $149,000 of mortgage notes payable held by subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.6% and 6.7% at December 31, 2002 and 2001, respectively. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed below), including the effect of certain financing related fees, was 3.5% and 3.1% at December 31, 2002 and 2001, respectively.

During the year ended December 31, 2002, the Company issued $450,000 in additional unsecured notes. The Company repaid $100,000 of previously issued unsecured notes pursuant to their scheduled maturity, and no prepayment fees were incurred. The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2002 are as follows:

	Secured notes	Secured notes	Unsecured notes	Interest rate of
Year	payments	maturities	maturities	unsecured notes

2003	$4,104	$36,089	$50,000	6.250%
			100,000	6.500%
2004	4,055	24,106	125,000	6.580%
2005	4,341	—	100,000	6.625%
			50,000	6.500%
2006	4,647	—	150,000	6.800%
2007	4,976	35,980	110,000	6.875%
			150,000	5.000%
2008	5,327	—	50,000	6.625%
			150,000	8.250%
2009	5,704	10,400	150,000	7.500%
2010	5,293	29,388	200,000	7.500%
2011	5,664	—	300,000	6.625%
			50,000	6.625%
2012	5,401	12,095	250,000	6.125%
Thereafter	123,425	135,856	—

	$172,937	$283,914	$1,985,000

The Company has a $500,000 revolving variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks, which had $28,970 and $0 outstanding and $79,999 and $85,420 in letters of credit on December 31, 2002 and 2001, respectively. Under the terms of the unsecured credit facility, if the Company elects to increase the facility up to $650,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of $750 in equal quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.60% per annum (1.98% on December 31, 2002). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $400,000. The Company is subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and restrictions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein. The existing facility matures in May 2005 assuming exercise of a one-year renewal option by the Company.

4. Stockholders’ Equity

As of both December 31, 2002 and 2001, the Company had authorized for issuance 140,000,000 and 50,000,000 shares of common and preferred stock, respectively. Dividends on all series of issued preferred stock are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each month as stated in the table below. None of the series of preferred stock are redeemable prior to the date stated in the table below, but on or after the stated date, may be redeemed for cash at the option of the Company in whole or in part at a redemption price of $25.00 per share, plus all accrued and unpaid dividends, if any. In July 2002, the Company redeemed all 2,300,000 outstanding shares of its 8.50% Series C Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.1417 in accrued and unpaid dividends, for an aggregate redemption price of $57,826, including accrued dividends of $326. The redemption price was funded in part by the sale on July 11, 2002 of 592,000 shares of Series I Cumulative Redeemable Preferred Stock through a private placement to an institutional investor for a net purchase price of $14,504. The dividend rate on such shares was initially equal to 3.36% per annum (three month LIBOR plus 1.5%) of the liquidation preference. As permitted under the terms of such preferred stock, the Company redeemed all of the Series I Cumulative Redeemable Preferred Stock on August 29, 2002 for an aggregate redemption price of $14,609 including accrued dividends of $68. The series of preferred stock outstanding have no stated maturity and are not subject to any sinking fund or mandatory redemptions. Preferred stock outstanding as of December 31, 2002 were as follows:

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	December 31, 2002	quarterly	rate	preference	prior to

D	3,267,700	March, June, September, December	8.00%	$25	December 15, 2002 — Currently Redeemable

H	4,000,000	March, June, September, December	8.70%	$25	October 15, 2008

During the year ended December 31, 2002, the Company (i) issued 664,118 shares of common stock in connection with stock options exercised, (ii) issued 144,718 common shares in connection with stock grants to employees of which 80% are restricted, (iii) had forfeitures of 2,818 shares of restricted stock grants to employees and (iv) withheld 34,876 shares to satisfy employees’ tax withholding and other liabilities.

In addition, the Company announced in July 2002 that its Board of Directors had authorized a common stock repurchase program. Under this program, the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $100,000. Actual purchases of stock will vary with market conditions. The size of the stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with the Company’s unsecured credit facility providing temporary funding as needed. As of December 31, 2002, the Company had repurchased 1,281,600 shares of common stock at an aggregate cost of $49,722 through this program.

Dividends per common share for the years ended December 31, 2002, 2001 and 2000 were $2.80, $2.56 and $2.24 per share, respectively. In 2002, dividends for preferred shares redeemed during the year were $0.92 per share and dividends for all non-redeemed preferred shares were $2.10 per share. In 2001, dividends for preferred shares redeemed during the year were $1.41 per share and dividends for all non-redeemed preferred shares were $2.10 per share. Dividends were $2.17 per preferred share in 2000.

5. Derivative Instruments and Hedging Activities

The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of December 31, 2002, the effect of Hedged Derivatives is to fix approximately $166,000 of the Company’s tax-exempt debt at a weighted average interest rate of 5.9% with an average maturity of 3.7 years. In addition, a Hedged Derivative exists to fix the interest rate on approximately $22,500 of the Company’s unconsolidated variable rate debt as of December 31, 2002. These Hedged

Derivatives are accounted for in accordance with SFAS No. 133, which as amended, was adopted by the Company on January 1, 2001. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording all changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. At January 1, 2001, in accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect adjustment of $6,412 to other comprehensive loss to recognize at fair value all of the derivatives that are designated as cash flow hedging instruments. During the years ended December 31, 2002 and 2001, the Company recorded additional unrealized losses to other comprehensive loss of $4,157 and $2,599, respectively, to adjust the Hedged Derivatives to their fair value. In addition, a Swap Agreement with a fair value of $528 was transferred in connection with the sale of a community during the first quarter of 2001. The estimated amount, included in accumulated other comprehensive loss as of December 31, 2002, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period is not material.

The Company assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting cash flows of hedged items. Hedge ineffectiveness did not have a material impact on earnings and the Company does not anticipate that it will have a material effect in the future. The fair values of the obligations under the Hedged Derivatives are included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

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

6. Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Entities

As of December 31, 2002, the Company had investments in the following unconsolidated real estate entities, which are accounted for under the equity method of accounting, except as described below:

•	Falkland Partners, LLC was formed as a general partnership in July 1985 to own and operate Falkland Chase, a 450 apartment-home community located in Silver Spring, Maryland. In 1993, Avalon acquired a 50% ownership and economic interest in the partnership for an investment of $2,200. The Company, as successor by merger to Avalon in 1998, became the managing member of the limited liability company in 2000 after conversion from a general partnership. The Company has responsibility for the day-to-day operations of the Falkland Chase community and is the management agent subject to the terms of a management agreement. As of December 31, 2002, Falkland Chase has $24,695 of tax-exempt floating rate debt outstanding (1.0% as of December 31, 2002), which matures in December 2030.

•	Town Run Associates was formed as a general partnership in November 1994 to develop, own and operate Avalon Run, a 426 apartment-home community located in Lawrenceville, New Jersey. Since formation of this venture, the Company has invested $1,803 and, following a preferred return on all contributed equity (which was achieved in 2002), has a 40% ownership and cash flow interest with a 49% residual economic interest. The Company is responsible for the day-to-day operations of the Avalon Run community and is the management agent subject to the terms of a management agreement. The development of Avalon Run was funded entirely through equity contributions from Avalon as well as the other venture partner, and therefore Avalon Run is not subject to any outstanding debt as of December 31, 2002.

•	Town Grove, LLC was formed as a limited liability corporation in December 1997 to develop, own and operate Avalon Grove, a 402 apartment-home community located in Stamford, Connecticut. Since formation of this venture, the Company has invested $14,653 and, following a preferred return on all contributed equity (which was achieved in 2002), has a 49% ownership and a 50% cash flow and residual economic interest. The Company is responsible for the day-to-day operations of the Avalon Grove community and is the management agent subject to the terms of a management agreement. The development of Avalon Grove was funded through contributions from the Company and the other venture partner, and therefore Avalon Grove is not subject to any outstanding debt as of December 31, 2002.

•	Avalon Terrace, LLC — The Company acquired Avalon Bedford, a 388 apartment-home community located in Stamford, Connecticut in December 1998. In May 2000, the Company transferred Avalon Bedford to Avalon Terrace, LLC and subsequently admitted a joint venture partner, while retaining a 25% ownership interest in this limited liability company for an investment of $5,394 and a right to 50% of cash flow distributions after achievement of a threshold return (which was not achieved in 2002). The Company is responsible for the day-to-day operations of the Avalon Bedford community and is the management agent subject to the terms of a management agreement. As of December 31, 2002, Avalon Bedford has $22,500 in variable rate debt outstanding, which came due in November 2002, but was extended until November 2005. The interest rate on this debt is fixed through a Hedged Derivative as discussed in Note 5, “Derivative Instruments and Hedging Activities.”

•	Arna Valley View Limited Partnership — In connection with the municipal approval process for the development of two consolidated communities, the Company agreed to participate in the formation of a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community located in Arlington, Virginia. This community has affordable rents for 100% of apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community. A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest. The Company is responsible for the day-to-day operations of the community, and is the management agent subject to the terms of a management agreement. As of December 31, 2002, Arna Valley View has $6,150 of variable rate tax-exempt bonds outstanding, which mature in June 2032. In addition, Arna Valley View has $4,134 of 4% fixed rate county bonds outstanding that mature in December 2030. Due to the Company’s limited ownership and investment in this venture, it is accounted for using the cost method.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	(Unaudited)

	12-31-02	12-31-01

Assets:
Real estate, net	$136,096	$136,679
Other assets	5,323	10,886

Total assets	$141,419	$147,565

Liabilities and partners’ equity:
Mortgage notes payable	$47,195	$47,195
Other liabilities	3,820	5,172
Partners’ equity	90,404	95,198

Total liabilities and partners’ equity	$141,419	$147,565

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented:

	For the year ended
	(unaudited)

	12-31-02	12-31-01	12-31-00

Rental income	$27,678	$28,746	$22,653
Operating and other expenses	(9,604)	(9,098)	(6,295)
Interest expense, net	(2,125)	(2,402)	(1,209)
Depreciation expense	(4,988)	(4,253)	(3,287)

Net income	$10,961	$12,993	$11,862

The financial position and operating results in the preceding tables reflect reclassifications made to amounts in prior years’ financial statements to conform with current year presentations. The Company also holds a 25% limited liability company membership interest in the limited liability company that owns Avalon on the Sound, which is presented on a consolidated basis in the financial statements in accordance with GAAP due to the Company’s control over that entity.

Investments in Unconsolidated Non-Real Estate Entities

At December 31, 2002, the Company holds minority interest investments in five non-real estate entities, three of which are technology companies. Based on ownership and control criteria, the Company accounts for two of these investments using the equity method, with the remaining non-real estate investments accounted for at cost. During the years ended December 31, 2002, 2001 and 2000, the Company recorded losses of $3,166, $1,730 and $719, respectively, related to Realeum, Inc., one of the two investments accounted for under the equity method, bringing the carrying value of this investment to zero as of December 31, 2002. The aggregate carrying value of the Company’s investment in unconsolidated non-real estate entities was $1,855 and $2,737 as of December 31, 2002 and 2001, respectively.

The following is a summary of the Company’s equity in income of unconsolidated entities for the years presented:

	For the year ended

	12-31-02	12-31-01	12-31-00

Town Grove, LLC	$1,391	$1,977	$1,977
Falkland Partners, LLC	1,058	924	577
Town Run Associates	481	606	555
Avalon Terrace, LLC	253	(3)	38
Realeum, Inc.	(3,166)	(1,730)	(719)
Other unconsolidated non-real estate entities	38	(918)	—

Total	$55	$856	$2,428

7. Discontinued Operations – Real Estate Assets Held for Sale

The Company has a policy of disposing of assets that are not consistent with its long-term investment criteria when market conditions are favorable. In connection with this strategy, the Company solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal. During the year ended December 31, 2002, the Company sold one community, as summarized below:

		Period	Apartment		Gross sales	Net
Community Name	Location	of sale	homes	Debt	price	proceeds

Longwood	Brookline, MA	4Q02	277	$—	$80,100	$78,454

Total of all 2002 asset sales			277	$—	$80,100	$78,454

Total of all 2001 asset sales			2,551	$8,145	$241,130	$230,400

Total of all 2000 asset sales			1,932	$31,694	$160,085	$124,392

As of December 31, 2002, the Company did not have any communities that qualified as held for sale under the provisions of SFAS No. 144. However, as required under SFAS No. 144, the operations for the community sold in 2002 have been presented as discontinued operations. Accordingly, certain reclassifications have been made in prior years to reflect the results of operations for this community as discontinued operations, consistent with current year presentation. The following is a summary of income from discontinued operations for the years presented:

	For the year ended
	(unaudited)

	12-31-02	12-31-01	12-31-00

Rental income	$6,707	$7,834	$7,330
Operating and other expenses	(2,481)	(2,737)	(2,580)
Interest expense, net	(2)	(14)	(27)
Depreciation expense	(695)	(1,437)	(1,695)
Gain on sale	48,893	—	—

Income from discontinued operations	$52,422	$3,646	$3,028

In addition, the accompanying Consolidated Balance Sheets include net real estate of $30,642, other assets (excluding net real estate) of $103 and liabilities of $820 as of December 31, 2001 relating to this community.

As of December 31, 2002, the Company has determined that two land parcels with an aggregate carrying value (prior to adjustment) of $26,739 would not likely proceed to development and are planned for disposition. Although these assets do not qualify as held for sale under the provisions of SFAS No. 144, the Company performed an analysis of the carrying value of these assets in connection with this change in anticipated use. As a result, the

Company recorded an impairment loss of $6,800 during the year ended December 31, 2002 to reflect these parcels at fair market value (based on their entitlement status as of December 31, 2002), less estimated selling costs. See Note 14, “Subsequent Events,” of the Consolidated Financial Statements.

8. Commitments and Contingencies

Employment Agreements and Arrangements

As of December 31, 2002, the Company has employment agreements with six executive officers. The employment agreements provide for severance payments and generally also provide for accelerated vesting of stock options and restricted stock in the event of a termination of employment (except for a termination by the Company with cause or a voluntary termination by the employee). The current term of these agreements ends on dates that vary between December 2003 and December 2006. The employment agreements provide for one-year automatic renewals (two years in the case of the CEO) after the initial term unless an advance notice of non-renewal is provided by either party. Under five of the agreements, upon a notice of non-renewal by the Company, the officer may terminate his employment and receive a severance payment. Upon a change in control, the agreements provide for an automatic extension of up to three years from the date of the change in control. The employment agreements provide for base salary and incentive compensation in the form of cash awards, stock options and stock grants subject to the discretion of, and attainment of performance goals established by, the Compensation Committee of the Board of Directors.

During the fourth quarter of 1999, the Company adopted an Officer Severance Program (the “Program”) for the benefit of those officers of the Company who do not have employment agreements. Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause) within two years of a change in control (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to the sum of such officer’s base salary and cash bonus, as well as accelerated vesting of stock options and restricted stock.

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

9. Segment Reporting

The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities. Annually as of January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification throughout the year for the purpose of reporting segment operations.

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and costs as of the beginning of the prior year. These communities are divided into geographic regions. For the year 2002, the Established Communities were communities that had stabilized occupancy and costs as of January 1, 2001. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that have not reached stabilized occupancy, as defined above, as of January 1, 2002.

The primary financial measure for Established and Other Stabilized Communities is Net Operating Income (“NOI”), which is calculated at the community level and represents total revenue less direct property operating expenses, including property taxes, and excludes property management and other indirect operating expenses, interest expense, depreciation expense, general and administrative expense and impairment losses. The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The table on the following page provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in the summary of significant accounting policies.

	Total		% NOI	Gross
	revenue	NOI	change from prior year	real estate

For the year ended December 31, 2002
Segment Results
Established
Northeast	$151,565	$104,782	(8.5%)	$840,939
Mid-Atlantic	77,811	55,695	(3.6%)	423,229
Midwest	32,998	19,665	(5.2%)	251,590
Pacific Northwest	10,664	6,550	(12.2%)	96,738
Northern California	151,619	110,845	(17.5%)	1,340,846
Southern California	48,372	34,505	1.9%	340,656

Total Established	473,029	332,042	(9.9%)	3,293,998

Other Stabilized	95,009	66,992	n/a	823,242
Development / Redevelopment	70,928	39,156	n/a	1,143,623
Land Held for Future Development	n/a	n/a	n/a	78,688
Non-Allocated	n/a	n/a	n/a	29,902

Total AvalonBay	$638,966	$438,190	(3.8%)	$5,369,453

For the year ended December 31, 2001
Segment Results
Established
Northeast	$113,564	$81,777	8.4%	$570,551
Mid-Atlantic	81,976	60,256	8.4%	438,010
Midwest	21,069	13,089	1.7%	145,025
Pacific Northwest	6,784	4,985	3.3%	60,426
Northern California	157,736	121,923	6.9%	1,216,489
Southern California	42,462	30,188	9.2%	294,625

Total Established	423,591	312,218	7.5%	2,725,126

Other Stabilized	153,463	108,689	n/a	988,295
Development / Redevelopment	56,769	34,532	n/a	991,667
Land Held for Future Development	n/a	n/a	n/a	66,608
Non-Allocated	n/a	n/a	n/a	28,764

Total AvalonBay	$633,823	$455,439	11.9%	$4,800,460

For the year ended December 31, 2000
Segment Results
Established
Northeast	$84,764	$60,297	6.5%	$444,158
Mid-Atlantic	68,646	49,694	9.2%	392,758
Midwest	20,455	12,869	5.0%	144,550
Pacific Northwest	3,778	2,751	17.1%	34,382
Northern California	107,342	82,126	15.9%	938,630
Southern California	23,458	16,635	11.6%	158,165

Total Established	308,443	224,372	10.8%	2,112,643

Other Stabilized	198,444	141,270	n/a	1,441,767
Development / Redevelopment	59,178	41,492	n/a	882,043
Land Held for Future Development	n/a	n/a	n/a	33,161
Non-Allocated	n/a	n/a	n/a	24,296

Total AvalonBay	$566,065	$407,134	18.7%	$4,493,910

Operating expenses as reflected on the accompanying Consolidated Statements of Operations and Other Comprehensive Income include $32,163, $32,967 and $28,111 for the years ended December 31, 2002, 2001 and 2000, respectively, of property management and other indirect operating expenses that are not allocated to individual communities. These costs are not reflected in NOI as shown in the above tables. Gross real estate as shown above does not include communities held for sale of $30,642 as reflected on the accompanying Consolidated Balance Sheets as of December 31, 2001. Segment information for the periods ending December 31, 2001 and 2000 have been adjusted for the communities that were designated as held for sale or sold in 2002 as described in Note 7, “Discontinued Operations – Real Estate Assets Held for Sale,” of the Consolidated Financial Statements.

10. Stock-Based Compensation Plans

The Company adopted the 1994 Stock Incentive Plan, as amended and restated on March 31, 2001 (the “1994 Plan”), for the purpose of encouraging and enabling the Company’s officers, associates and directors to acquire a proprietary interest in the Company and as a means of aligning management and stockholder interests and as a retention incentive for key associates. Individuals who are eligible to participate in the 1994 Plan include officers, other associates, outside directors and other key persons of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. The 1994 Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code (“ISOs”), (ii) the grant of stock options that do not so qualify, (iii) grants of shares of restricted and unrestricted common stock, (iv) grants of deferred stock awards, (v) performance share awards entitling the recipient to acquire shares of common stock and (vi) dividend equivalent rights.

As of December 31, 2002, under the 1994 Plan a maximum of 1,415,862 shares of common stock were available for issuance. On each January 1, the maximum number available for issuance under the 1994 Plan is increased by between 0.48% and 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. On January 1, 2003, the maximum number available for issuance was increased by 664,115 to 2,079,977. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. For purposes of this limitation, shares of common stock which are forfeited, canceled and reacquired by the Company, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) shall be added back to the shares of common stock available for issuance under the 1994 Plan. Stock options with respect to no more than 300,000 shares of stock may be granted to any one individual participant during any one calendar year period. Options granted to officers and employees under the 1994 Plan vest over periods (and may be subject to accelerated vesting under certain circumstances) as determined by the Compensation Committee of the Board of Directors and must expire no later than ten years from the date of grant. Options granted to non-employee directors under the 1994 Plan are subject to accelerated vesting under certain limited circumstances, become exercisable on the first anniversary of the date of grant, and expire ten years from the date of grant. Restricted stock granted to officers and employees under the 1994 Plan vest over periods (and may be subject to accelerated vesting under certain circumstances) as determined by the Compensation Committee of the Board of Directors. Generally, the restricted stock grants that have been awarded to officers and employees vest over four years, with 20% vesting immediately on the grant date and the remaining 80% vesting equally over the next four years from the date of grant. Restricted stock granted to non-employee directors vests 20% on the date of issuance and 20% on each of the first four anniversaries of the date of issuance. Options to purchase 1,497,504, 2,780,757, and 3,123,713 shares of common stock were available for grant under the 1994 Plan at December 31, 2002, 2001 and 2000, respectively.

Before the Merger, Avalon had adopted its 1995 Equity Incentive Plan (the “Avalon 1995 Incentive Plan”). Under the Avalon 1995 Incentive Plan, a maximum number of 3,315,054 shares (or 2,546,956 shares as adjusted for the Merger) of common stock were issuable, plus any shares of common stock represented by awards under Avalon’s 1993 Stock Option and Incentive Plan (the “Avalon 1993 Plan”) that were forfeited, canceled, reacquired by Avalon, satisfied without the issuance of common stock or otherwise terminated (other than by exercise). Options granted to officers, non-employee directors and associates under the Avalon 1995 Incentive Plan generally vested over a three-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant.

In connection with the Merger, the exercise prices and the number of options under the Avalon 1995 Incentive Plan and the Avalon 1993 Plan were adjusted to reflect the equivalent Bay shares and exercise prices based on the 0.7683 share conversion ratio used in the Merger. Officers, non-employee directors and associates with Avalon 1995 Incentive Plan or Avalon 1993 Plan options may exercise their adjusted number of options for the Company’s common stock at the adjusted exercise price. As of June 4, 1998, the date of the Merger, options and other awards ceased to be granted under the Avalon 1993 Plan or the Avalon 1995 Incentive Plan. Accordingly, there were no options to purchase shares of common stock available for grant under the Avalon 1995 Incentive Plan or the Avalon 1993 Plan at December 31, 2002, 2001 or 2000.

Information with respect to stock options granted under the 1994 Plan, the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:

		Weighted	Avalon 1995	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share

Options outstanding, December 31, 1999	2,033,274	$32.63	1,828,337	$34.63
Exercised	(172,376)	34.78	(327,582)	28.65
Granted	631,795	34.56	—	—
Forfeited	(66,736)	33.50	(16,410)	35.84

Options outstanding, December 31, 2000	2,425,957	$32.96	1,484,345	$35.94
Exercised	(367,652)	33.05	(487,312)	35.79
Granted	946,612	45.90	—	—
Forfeited	(111,639)	40.34	(4,836)	36.61

Options outstanding, December 31, 2001	2,893,278	$36.91	992,197	$36.03
Exercised	(281,206)	31.65	(350,157)	37.39
Granted	719,198	45.63	—	—
Forfeited	(165,263)	42.72	(1,534)	39.86

Options outstanding, December 31, 2002	3,166,007	$39.05	640,506	$35.27

Options exercisable:
December 31, 2000	1,183,551	$32.05	1,313,219	$35.71

December 31, 2001	1,537,194	$33.58	976,830	$35.99

December 31, 2002	2,003,395	$35.95	640,506	$35.27

For options outstanding at December 31, 2002 under the 1994 Plan, 170,600 options had exercise prices ranging between $18.37 and $29.99 and a weighted average contractual life of 2.2 years, 1,473,010 options had exercise prices ranging between $30.00 and $39.99 and a weighted average contractual life of 6.2 years, and 1,522,397 options had exercise prices ranging between $40.00 and $49.90 and a weighted average contractual life of 8.6 years. Options outstanding at December 31, 2002 for the Avalon 1993 and Avalon 1995 Plans had exercise prices ranging from $26.68 to $39.70 and a weighted average contractual life of 4.1 years.

The Company applies the intrinsic value method as provided in APB Opinion No. 25 and related interpretations in accounting for its Plans. Accordingly, no compensation expense has been recognized for the stock option portion of the stock-based compensation plan.

The following table illustrates the effect on the Company’s net income available to common stockholders and earnings per share if the Company had applied the fair value recognition provisions as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,” to the Plans (unaudited):

	For the year ended

	12-31-02	12-31-01	12-31-00

Net income available to common stockholders, as reported	$155,722	$216,500	$170,825
Deduct: Total compensation expense determined under fair value based method, net of related tax effects	(2,904)	(3,576)	(2,767)

Pro forma net income available to common stockholders	$152,818	$212,924	$168,058

Earnings per share:
Basic - as reported	$2.26	$3.19	$2.58

Basic - pro forma	$2.22	$3.14	$2.53

Diluted - as reported	$2.23	$3.12	$2.53

Diluted - pro forma	$2.18	$3.07	$2.49

The fair value of the options granted during 2002 is estimated at $4.52 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.15%, volatility of 18.9%, risk-free interest rates of 4.81%, actual number of forfeitures, and an expected life of approximately 7 years. The fair value of the options granted during 2001 is estimated at $4.83 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 5.58%, volatility of 16.47%, risk-free interest rates of 5.07%, actual number of forfeitures, and an expected life of approximately 3 years. The fair value of the options granted during 2000 is estimated at $3.76 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 6.51%, volatility of 15.93%, risk-free interest rates of 6.61%, actual number of forfeitures, and an expected life of approximately 3 years.

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 702,342 shares remaining available for issuance under the plan. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that as of the applicable election period they have been employed by the Company for twelve months. Under the ESPP, eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions, subject to maximum purchase limitations. The ESPP provides for a series of “purchase periods.” Prior to 2000, there were two purchase periods per year of six months each. Since 2000, there has been one purchase period per year. Beginning in 2003, the purchase period will be a period of seven months beginning each May 1 and ending each November 30. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed by the Board of Directors, if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 29,345, 14,917 and 34,055 shares under the ESPP for 2002, 2001 and 2000, respectively.

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

•	Cash equivalents, rents receivable, accounts payable and accrued expenses, and other liabilities are carried at their face amounts, which reasonably approximate their fair values.

•	Bond indebtedness and notes payable with an aggregate carrying value of $2,442 and $2,083 had an estimated aggregate fair value of $2,639 and $2,191 at December 31, 2002 and 2001, respectively.

12. Related Party Arrangements

Purchase of Mortgage Loan

The Company’s Chairman and CEO, and the Company’s former Chairman and CEO, are partners of an entity that is the general partner of Arbor Commons Associates Limited Partnership (“Arbor Commons Associates”). Arbor Commons Associates owns Avalon Arbor, a 302 apartment home community in Shrewsbury, Massachusetts. Concurrently with its initial public offering in November 1993, Avalon purchased an existing participating mortgage loan made to Arbor Commons Associates that was originated by CIGNA Investments, Inc. The mortgage loan is secured by Arbor Commons Associates’ interest in Avalon Arbor. This loan accrues interest at a fixed rate of 10.2% per annum, payable at 9.0% per annum. The balance of the note receivable at both December 31, 2002 and 2001 was $21,483. The balance of accrued interest on the note receivable as of December 31, 2002 and 2001, respectively, was $4,965 and $5,231, and is included in other assets on the accompanying Consolidated Balance Sheets. Related interest income of $3,091, $3,081 and $3,009 was recorded for the years ended December 31, 2002, 2001 and 2000, respectively. Under the terms of the loan, the Company (as successor to Avalon) receives (as contingent interest) 50% of the cash flow after the 10.2% accrual rate is paid and 50% of the residual profits upon the sale of the community.

Unconsolidated entities

The Company manages several unconsolidated real estate joint venture entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $1,019, $1,011 and $691 in the years ended December 31, 2002, 2001 and 2000, respectively.

Indebtedness of Management

The Company has a recourse loan program under which the Company lends amounts to or on behalf of employees (“Stock Loans”) equivalent to the estimated employees’ tax withholding liabilities related to the vesting of restricted stock under the 1994 Stock Incentive Plan, as amended and restated on March 31, 2001. In accordance with the Sarbanes-Oxley Act of 2002, no loans to senior officers will be renewed and the Company intends to phase out the Stock Loan program for all other participants over a period of approximately one year. The principal balance outstanding under the Stock Loans to employees was $1,133 at both December 31, 2002 and 2001. The balance of accrued interest on the notes receivable was $45 and $100 as of December 31, 2002 and 2001, respectively. Interest income on the notes of $61, $62 and $76 was recorded for the years ended December 31, 2002, 2001 and 2000, respectively. Each Stock Loan is made for a one-year term, is a full personal recourse obligation of the borrower and is secured by a pledge to the Company of the stock that vested and gave rise to the tax withholding liability for which the loan was made. In addition, dividends on the pledged stock are automatically remitted to the Company and applied toward repayment of the Stock Loan.

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

Director Compensation

The Company’s Stock Incentive Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. Under the Stock Incentive Plan, on the fifth business day following each annual meeting of stockholders, each of the Company’s non-employee directors automatically receives options to purchase 7,000 shares of common stock at the last reported sale price of the common stock on the NYSE on such date, and a restricted stock (or deferred stock award) grant of 2,500 shares of common stock. The Company recorded compensation expense relating to these deferred stock awards in the amount of $743, $624 and $525 in the years ended December 31, 2002, 2001 and 2000, respectively. Deferred compensation relating to these deferred stock awards was $757 and $688 on December 31, 2002 and 2001, respectively.

Investment in Realeum, Inc.

As an employee incentive and retention mechanism, the Company arranged for officers of the Company to hold direct or indirect economic interest in Realeum, Inc. Realeum, Inc. is a company involved in the development and deployment of a property management and leasing automation system, in which the Company invested $2,300 in January 2002. The Company currently utilizes this property management and leasing automation system and has paid $480, $80 and $0 to Realeum, Inc. under the terms of its licensing arrangements during the years ended December 31, 2002, 2001 and 2000, respectively.

13. Quarterly Financial Information (Unaudited)

The following summary represents the quarterly results of operations for the years ended December 31, 2002 and 2001:

	For the three months ended

	3-31-02	6-30-02	9-30-02	12-31-02

Total revenue	$158,296	$158,966	$160,358	$161,346
Net income available to common stockholders	$35,690	$32,315	$24,685	$63,033
Net income per common share — basic	$0.52	$0.47	$0.36	$0.92
Net income per common share — diluted	$0.51	$0.46	$0.35	$0.91

	For the three months ended

	3-31-01	6-30-01	9-30-01	12-31-01

Total revenue	$153,810	$160,368	$161,219	$158,426
Net income available to common stockholders	$41,654	$39,131	$79,229	$56,486
Net income per common share — basic	$0.62	$0.58	$1.16	$0.83
Net income per common share — diluted	$0.61	$0.57	$1.14	$0.81

14. Subsequent Events (Unaudited)

As of February 28, 2003, six communities previously held for operating purposes were classified as held for sale under SFAS No. 144. These communities had an aggregate net real estate carrying value of $129,032 and debt of $27,305 as of December 31, 2002. The Company is actively pursuing the disposition of these communities and expects to close during the first and second quarters of 2003.

For the period January 1, 2003 through February 28, 2003, the Company has repurchased an additional 761,000 shares of common stock at an aggregate cost of $27,659 through its common stock repurchase program.

On January 15, 2003, $50,000 in unsecured notes matured and were paid, including the balance of accrued interest.

On February 18, 2003, the Company gave notice of its intent to redeem all 3,267,700 outstanding shares of its 8.00% Series D Cumulative Redeemable Preferred Stock. The closing of this redemption is anticipated on March 20, 2003 at a price of $25.00 per share, plus $0.0167 in accrued and unpaid dividends, for an aggregate redemption price of $81,747, including accrued dividends of $55. This redemption will be funded by the sale of shares of Series J Cumulative Redeemable Preferred Stock through a private placement to an institutional investor. The dividend rate on such shares will initially be based on three month LIBOR plus 1.5%. The Series J Cumulative Redeemable Preferred Stock will be redeemable at any time at the Company’s option.

In February 2003, the Company won an appeal regarding the entitlement status of one of the two land parcels planned for disposition as of December 31, 2002. If the Company decides to continue with the planned disposition, this change in entitlement status may increase the potential value of the land and therefore decrease the previously estimated loss that would be recognized at the date of disposal. However, the Company is currently reevaluating the planned disposal of this parcel, which may result in 2003 in the partial recovery of the impairment loss recognized in 2002, if the Company decides to hold the land for development.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

	Initial Cost				Total Cost

		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net		Year of
		Progress &	Acquisition /		Progress &		Accumulated	of Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition

Current Communities
Avalon at Center Place	$—	$26,816	$502	$—	$27,318	$27,318	$5,308	$22,010	$—	1997
Avalon at Faxon Park	1,136	14,019	76	1,136	14,095	15,231	2,447	12,784	—	1998
Avalon at Lexington	2,124	12,599	624	2,124	13,223	15,347	3,766	11,581	13,784	1994
Avalon at Prudential Center	25,811	103,233	22,769	25,811	126,002	151,813	16,904	134,909	—	1968/98
Avalon Essex	5,230	15,483	824	5,230	16,307	21,537	1,624	19,913	—	2000
Avalon Estates	1,972	18,167	77	1,972	18,244	20,216	1,385	18,831	—	2001
Avalon Ledges	2,627	32,900	—	2,627	32,900	35,527	640	34,887	—	2002
Avalon Oaks	2,129	18,640	54	2,129	18,694	20,823	2,567	18,256	17,628	1999
Avalon Oaks West	3,303	13,316	—	3,303	13,316	16,619	479	16,140	—	2002
Avalon Orchards	2,975	17,860	—	2,975	17,860	20,835	495	20,340	—	2002
Avalon Summit	1,743	14,654	351	1,743	15,005	16,748	3,488	13,260	—	1996
Avalon West	943	9,881	97	943	9,978	10,921	2,198	8,723	8,461	1996
Avalon at Greyrock Place	13,819	55,846	8	13,819	55,854	69,673	1,156	68,517	—	2002
Avalon Corners	6,305	24,179	1,294	6,305	25,473	31,778	2,931	28,847	—	2000
Avalon Gates	4,414	31,305	381	4,414	31,686	36,100	6,164	29,936	—	1997
Avalon Glen	5,956	23,993	1,346	5,956	25,339	31,295	7,415	23,880	—	1991
Avalon Haven	1,264	11,762	724	1,264	12,486	13,750	1,153	12,597	—	2000
Avalon Lake	3,314	13,139	542	3,314	13,681	16,995	1,772	15,223	—	1999
Avalon New Canaan	8,874	23,176	—	8,874	23,176	32,050	338	31,712	—	2002
Avalon Springs	2,116	14,512	245	2,116	14,757	16,873	2,969	13,904	—	1996
Avalon Valley	2,277	22,424	1,358	2,277	23,782	26,059	3,067	22,992	—	1999
Avalon Walk I & II	9,102	48,796	1,146	9,102	49,942	59,044	14,246	44,798	11,748	1992/94
Avalon Commons	4,679	28,552	62	4,679	28,614	33,293	5,451	27,842	—	1997
Avalon Court	9,228	48,920	1,124	9,228	50,044	59,272	6,901	52,371	—	1997/2000
Avalon Towers	3,118	12,709	1,086	3,118	13,795	16,913	3,423	13,490	—	1995
Avalon at Edgewater	14,529	60,061	—	14,529	60,061	74,590	2,448	72,142	—	2002
Avalon at Florham Park	6,647	34,639	283	6,647	34,922	41,569	2,758	38,811	—	2001
Avalon Cove	8,760	82,356	837	8,760	83,193	91,953	16,720	75,233	—	1997
Avalon Crest	11,468	44,035	559	11,468	44,594	56,062	5,607	50,455	—	1998
The Tower at Avalon Cove	3,738	45,755	166	3,738	45,921	49,659	5,723	43,936	—	1999
Avalon at Freehold	4,116	30,191	—	4,116	30,191	34,307	1,107	33,200	—	2002
Avalon Run East	1,579	14,669	24	1,579	14,693	16,272	3,266	13,006	—	1996

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

	Initial Cost				Total Cost

		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net		Year of
		Progress &	Acquisition /		Progress &		Accumulated	of Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition

Avalon Watch	5,585	22,394	1,618	5,585	24,012	29,597	7,489	22,108	—	1999
Avalon Riverview I	3,959	90,086	—	3,959	90,086	94,045	1,229	92,816	—	2002
Avalon Gardens	8,428	45,706	131	8,428	45,837	54,265	8,018	46,247	—	1998
Avalon Green	1,820	10,525	258	1,820	10,783	12,603	2,843	9,760	—	1995
Avalon on the Sound	717	89,501	1,396	717	90,897	91,614	4,632	86,982	36,089	2001
Avalon View	3,529	14,140	621	3,529	14,761	18,290	4,460	13,830	17,743	1993
Avalon Willow	6,207	39,852	941	6,207	40,793	47,000	4,533	42,467	—	2000
The Avalon	2,889	28,273	66	2,889	28,339	31,228	3,444	27,784	—	1999
Avalon at Fairway Hills I & II	8,612	34,463	1,780	8,612	36,243	44,855	8,936	35,919	11,500	1987/96
Avalon at Symphony Glen	1,594	6,384	1,194	1,594	7,578	9,172	2,409	6,763	9,780	1986
Avalon Landing	1,849	7,409	533	1,849	7,942	9,791	2,128	7,663	6,417	1995
4100 Massachusetts Avenue	6,848	27,614	1,566	6,848	29,180	36,028	8,257	27,771	—	1982
AutumnWoods	6,096	24,400	432	6,096	24,832	30,928	5,304	25,624	—	1996
Avalon at Arlington Square I	13,453	55,918	307	13,453	56,225	69,678	3,301	66,377	—	2001
Avalon at Arlington Square II	8,588	33,817	—	8,588	33,817	42,405	670	41,735	—	2002
Avalon at Ballston Vermont & Quincy Towers	9,340	37,360	469	9,340	37,829	47,169	7,649	39,520	—	1997
Avalon at Ballston — Washington Towers	7,291	29,177	891	7,291	30,068	37,359	8,846	28,513	—	1990
Avalon at Cameron Court	10,292	32,931	23	10,292	32,954	43,246	5,716	37,530	—	1998
Avalon at Decoverly	6,157	24,800	815	6,157	25,615	31,772	6,391	25,381	—	1995
Avalon at Dulles	2,302	9,212	650	2,302	9,862	12,164	2,993	9,171	12,360	1986
Avalon at Fair Lakes	4,334	19,127	15	4,334	19,142	23,476	3,408	20,068	—	1998
Avalon at Fox Mill	2,713	16,678	122	2,713	16,800	19,513	1,975	17,538	—	2000
Avalon at Providence Park	2,152	8,907	240	2,152	9,147	11,299	1,803	9,496	—	1997
Avalon Crescent	13,851	43,401	31	13,851	43,432	57,283	8,684	48,599	—	1996
Avalon Crossing	2,207	11,683	5	2,207	11,688	13,895	2,596	11,299	—	1996
Avalon Fields I & II	4,047	18,611	42	4,047	18,653	22,700	4,176	18,524	11,286	1998
Avalon Knoll	1,528	6,136	945	1,528	7,081	8,609	2,517	6,092	12,978	1985
200 Arlington Place	9,728	39,527	707	9,728	40,234	49,962	2,837	47,125	—	1987/2000
Avalon at Danada Farms	7,535	30,444	444	7,535	30,888	38,423	5,320	33,103	—	1997
Avalon at Stratford Green	4,326	17,569	54	4,326	17,623	21,949	3,051	18,898	—	1997
Avalon at West Grove	5,149	20,657	4,109	5,149	24,766	29,915	4,344	25,571	—	1967
Avalon at Devonshire	7,250	29,641	795	7,250	30,436	37,686	5,364	32,322	27,305	1988
Avalon at Edinburgh	3,541	14,758	260	3,541	15,018	18,559	2,483	16,076	—	1992

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

	Initial Cost				Total Cost

		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net		Year of
		Progress &	Acquisition /		Progress &		Accumulated	of Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition

Avalon at Town Centre	3,450	14,449	315	3,450	14,764	18,214	2,610	15,604	—	1986
Avalon at Town Square	2,099	8,642	157	2,099	8,799	10,898	1,583	9,315	—	1986
Avalon at Woodbury	5,034	20,857	94	5,034	20,951	25,985	2,550	23,435	—	1999
Avalon at Bear Creek	6,786	27,035	616	6,786	27,651	34,437	4,430	30,007	—	1998
Avalon Bellevue	6,664	23,908	61	6,664	23,969	30,633	1,653	28,980	—	2001
Avalon Belltown	5,644	12,453	182	5,644	12,635	18,279	610	17,669	—	2001
Avalon Brandemoor	8,630	36,679	—	8,630	36,679	45,309	2,321	42,988	—	2001
Avalon Greenbriar	3,808	21,239	11,212	3,808	32,451	36,259	5,024	31,235	18,755	1987/88
Avalon HighGrove	7,569	32,035	16	7,569	32,051	39,620	2,409	37,211	—	2000
Avalon ParcSquare	3,789	15,093	113	3,789	15,206	18,995	1,387	17,608	—	2000
Avalon Redmond Place	4,558	17,504	3,980	4,558	21,484	26,042	3,877	22,165	—	1991/97
Avalon RockMeadow	4,777	19,671	9	4,777	19,680	24,457	1,816	22,641	—	2000
Avalon WildReed	4,253	18,676	27	4,253	18,703	22,956	1,659	21,297	—	2000
Avalon WildWood	6,268	26,597	—	6,268	26,597	32,865	1,662	31,203	—	2001
Avalon Wynhaven	11,412	41,142	—	11,412	41,142	52,554	2,674	49,880	—	2001
Avalon at Union Square	4,249	16,820	822	4,249	17,642	21,891	2,844	19,047	—	1973/96
Avalon at Willow Creek	6,581	26,583	1,094	6,581	27,677	34,258	4,480	29,778	—	1985/94
Avalon Dublin	5,276	19,642	1,824	5,276	21,466	26,742	3,446	23,296	—	1989/97
Avalon Fremont	15,016	60,681	1,473	15,016	62,154	77,170	10,102	67,068	—	1992/94
Avalon Pleasanton	11,610	46,552	2,360	11,610	48,912	60,522	7,990	52,532	—	1988/94
Waterford	11,324	45,717	2,025	11,324	47,742	59,066	7,948	51,118	33,100	1985/86
Avalon at Cedar Ridge	4,230	9,659	11,641	4,230	21,300	25,530	3,608	21,922	—	1975/97
Avalon at Diamond Heights	4,726	19,130	542	4,726	19,672	24,398	3,191	21,207	—	1972/94
Avalon at Nob Hill	5,403	21,567	530	5,403	22,097	27,500	3,518	23,982	19,457	1990/95
Avalon at Sunset Towers	3,561	21,321	3,289	3,561	24,610	28,171	4,375	23,796	—	1961/96
Avalon Foster City	7,852	31,445	3,555	7,852	35,000	42,852	5,389	37,463	—	1973/94
Avalon Pacifica	6,125	24,796	377	6,125	25,173	31,298	4,020	27,278	16,216	1971/95
Avalon Towers by the Bay	9,155	57,630	97	9,155	57,727	66,882	6,619	60,263	—	1999
Crowne Ridge	5,982	16,885	8,183	5,982	25,068	31,050	4,070	26,980	—	1973/96
Avalon at Blossom Hill	11,933	48,313	640	11,933	48,953	60,886	7,911	52,975	—	1995
Avalon at Cahill Park	4,760	47,354	—	4,760	47,354	52,114	723	51,391	—	2002
Avalon at Creekside	6,546	26,301	10,119	6,546	36,420	42,966	5,238	37,728	—	1962/97
Avalon at Foxchase I & II	11,340	45,532	1,950	11,340	47,482	58,822	7,718	51,104	26,400	1986/87

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

	Initial Cost				Total Cost

		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in
		Progress &	Acquisition /		Progress &
	Land	Improvements	Construction	Land	Improvements	Total

Avalon at Parkside	7,406	29,823	624	7,406	30,447	37,853
Avalon at Pruneyard	3,414	15,469	12,967	3,414	28,436	31,850
Avalon at River Oaks	8,904	35,126	975	8,904	36,101	45,005
Avalon Campbell	11,830	47,828	351	11,830	48,179	60,009
Avalon Cupertino	9,099	39,926	73	9,099	39,999	49,098
Avalon Mountain View	9,755	39,393	1,364	9,755	40,757	50,512
Avalon on the Alameda	6,119	50,164	143	6,119	50,307	56,426
Avalon Rosewalk I & II	15,814	62,028	368	15,814	62,396	78,210
Avalon Silicon Valley	20,713	99,304	834	20,713	100,138	120,851
Avalon Sunnyvale	6,786	27,388	723	6,786	28,111	34,897
Avalon Towers on the Peninsula	9,560	56,021	—	9,560	56,021	65,581
CountryBrook	9,384	34,794	3,614	9,384	38,408	47,792
Fairway Glen	3,341	13,338	449	3,341	13,787	17,128
San Marino	6,607	26,673	785	6,607	27,458	34,065
Avalon at Media Center	22,483	28,104	24,921	22,483	53,025	75,508
Avalon at Warner Center	7,045	12,986	6,383	7,045	19,369	26,414
Avalon Westside Terrace	5,878	23,708	7,655	5,878	31,363	37,241
Avalon Woodland Hills	23,828	40,372	7,390	23,828	47,762	71,590
The Promenade	14,052	56,820	124	14,052	56,944	70,996
Amberway	10,285	7,249	3,866	10,285	11,115	21,400
Avalon Laguna Niguel	656	16,588	3,713	656	20,301	20,957
Avalon at Pacific Bay	4,871	19,745	7,325	4,871	27,070	31,941
Avalon at South Coast	4,709	16,063	3,824	4,709	19,887	24,596
Avalon Huntington Beach	6,663	21,647	8,882	6,663	30,529	37,192
Avalon Mission Viejo	2,517	9,257	1,393	2,517	10,650	13,167
Avalon Newport	1,975	3,814	4,323	1,975	8,137	10,112
Avalon Santa Margarita	4,607	16,911	2,117	4,607	19,028	23,635
Avalon at Cortez Hill	2,768	20,134	11,466	2,768	31,600	34,368
Avalon at Mission Bay	9,922	40,633	15,505	9,922	56,138	66,060
Avalon at Mission Ridge	2,710	10,924	7,991	2,710	18,915	21,625
Avalon at Penasquitos Hills	2,760	9,391	2,172	2,760	11,563	14,323

	$836,084	$3,763,217	$267,642	$836,084	$4,030,859	$4,866,943

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost, Net		Year of
	Accumulated	of Accumulated		Completion /
	Depreciation	Depreciation	Encumbrances	Acquisition

Avalon at Parkside	4,857	32,996	—	1991/96
Avalon at Pruneyard	4,521	27,329	12,870	1966/97
Avalon at River Oaks	5,704	39,301	—	1990/96
Avalon Campbell	7,672	52,337	35,749	1995
Avalon Cupertino	6,645	42,453	—	1999
Avalon Mountain View	6,523	43,989	18,300	1986
Avalon on the Alameda	6,828	49,598	—	1999
Avalon Rosewalk I & II	9,434	68,776	—	1997
Avalon Silicon Valley	15,853	104,998	—	1997
Avalon Sunnyvale	4,483	30,414	—	1987/1995
Avalon Towers on the Peninsula	1,666	63,915	—	2002
CountryBrook	6,207	41,585	18,124	1985/96
Fairway Glen	2,256	14,872	9,580	1986
San Marino	4,401	29,664	—	1984/88
Avalon at Media Center	7,228	68,280	—	1969/97
Avalon at Warner Center	3,440	22,974	—	1979/98
Avalon Westside Terrace	4,961	32,280	—	1966/97
Avalon Woodland Hills	8,610	62,980	—	1989/97
The Promenade	1,041	69,955	33,670	1988/2002
Amberway	2,025	19,375	—	1983/98
Avalon Laguna Niguel	3,494	17,463	10,400	1988/98
Avalon at Pacific Bay	4,204	27,737	—	1971/97
Avalon at South Coast	3,334	21,262	—	1973/96
Avalon Huntington Beach	5,480	31,712	—	1972/97
Avalon Mission Viejo	1,741	11,426	7,151	1984/96
Avalon Newport	1,343	8,769	—	1956/96
Avalon Santa Margarita	3,147	20,488	—	1990/97
Avalon at Cortez Hill	4,470	29,898	—	1973/98
Avalon at Mission Bay	8,240	57,820	—	1969/97
Avalon at Mission Ridge	3,142	18,483	—	1960/97
Avalon at Penasquitos Hills	1,895	12,428	—	1982/97

	$568,022	$4,298,921	$456,851

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

	Initial Cost				Total Cost

		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in
		Progress &	Acquisition /		Progress &
	Land	Improvements	Construction	Land	Improvements	Total

Development Communities
Avalon at Flanders Hill	2,981	32,874	—	2,981	32,874	35,855
Avalon at Gallery Place I	—	41,414	—	—	41,414	41,414
Avalon at Glen Cove South	—	16,777	—	—	16,777	16,777
Avalon at Grosvenor Station	—	40,146	—	—	40,146	40,146
Avalon at Mission Bay North	461	71,009	—	461	71,009	71,470
Avalon at Newton Highlands	—	27,629	—	—	27,629	27,629
Avalon at Rock Spring	264	36,523	—	264	36,523	36,787
Avalon at Steven’s Pond	—	23,230	—	—	23,230	23,230
Avalon Darien	—	13,537	—	—	13,537	13,537
Avalon Glendale	—	17,132	—	—	17,132	17,132
Avalon on Stamford Harbor	9,348	51,798	—	9,348	51,798	61,146
Avalon Traville Phase I	—	8,882	—	—	8,882	8,882

	$13,054	$380,951	$—	$13,054	$380,951	$394,005

Land held for development	78,688	—	—	78,688	—	78,688
Corporate overhead	1,571	8,242	20,004	1,571	28,246	29,817

	$929,397	$4,152,410	$287,646	$929,397	$4,440,056	$5,369,453

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost, Net		Year of
	Accumulated	of Accumulated		Completion /
	Depreciation	Depreciation	Encumbrances	Acquisition

Development Communities
Avalon at Flanders Hill	359	35,496	—	N/A
Avalon at Gallery Place I	—	41,414	—	N/A
Avalon at Glen Cove South	—	16,777	—	N/A
Avalon at Grosvenor Station	—	40,146	—	N/A
Avalon at Mission Bay North	46	71,424	—	N/A
Avalon at Newton Highlands	—	27,629	—	N/A
Avalon at Rock Spring	58	36,729	—	N/A
Avalon at Steven’s Pond	—	23,230	—	N/A
Avalon Darien	—	13,537	—	N/A
Avalon Glendale	—	17,132	—	N/A
Avalon on Stamford Harbor	721	60,425	—	N/A
Avalon Traville Phase I	—	8,882	—	N/A

	$1,184	$392,821	$—

Land held for development	—	78,688	—
Corporate overhead	14,816	15,001	—

	$584,022	$4,785,431	$456,851

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building — 30 years
Improvements, upgrades and FF&E — not to exceed 7 years

The aggregate cost of total real estate for Federal income tax purposes was approximately $5,400,000 at December 31, 2002.

The changes in total real estate assets for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Years ended December 31,

	2002	2001	2000

Balance, beginning of period	$4,837,869	$4,535,969	$4,266,426
Acquisitions, Construction Costs and Improvements	575,879	496,908	393,359
Dispositions, including impairment loss on planned dispositions	(44,295)	(195,008)	(123,816)

Balance, end of period	$5,369,453	$4,837,869	$4,535,969

The changes in accumulated depreciation for the years ended December 31, 2002, 2001 and 2000, are as follows:

	Years ended December 31,

	2002	2001	2000

Balance, beginning of period	$447,026	$336,010	$225,103
Depreciation, including discontinued operations	144,477	126,984	119,416
Dispositions	(7,481)	(15,968)	(8,509)

Balance, end of period	$584,022	$447,026	$336,010