Form 10-Q
period 2003-03-31
AVALONBAY COMMUNITIES INC
filed 2003-05-14
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes   ☑       No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   ☑       No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

67,424,283 shares of common stock, par value $0.01 per share, were outstanding as of May 1, 2003

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Page

Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	1
Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three months ended March 31, 2003 and 2002	2
Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2003 and 2002	3-4
Notes to Condensed Consolidated Financial Statements (unaudited)	5-19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-47
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	48
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	48
Item 2. Changes in Securities	49
Item 3. Defaults Upon Senior Securities	49
Item 4. Submission of Matters to a Vote of Security Holders	49
Item 5. Other Information	49
Item 6. Exhibits and Reports on Form 8-K	49-50
Signatures	51
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	52-53

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3-31-03	12-31-02

	(unaudited)
ASSETS
Real estate:
Land, including land held for development	$927,486	$895,506
Buildings and improvements	3,908,056	3,853,100
Furniture, fixtures and equipment	124,721	122,647

	4,960,263	4,871,253
Less accumulated depreciation	(596,883)	(558,991)

Net operating real estate	4,363,380	4,312,262
Construction in progress (including land)	314,986	312,425
Real estate assets held for sale, net	128,266	160,744

Total real estate, net	4,806,632	4,785,431

Cash and cash equivalents	47,853	12,934
Cash in escrow	9,899	10,239
Resident security deposits	21,500	21,839
Investments in unconsolidated real estate entities	14,169	14,591
Deferred financing costs, net	19,422	20,312
Deferred development costs, net	31,111	31,461
Participating mortgage notes	21,483	21,483
Prepaid expenses and other assets	32,161	32,545

Total assets	$5,004,230	$4,950,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,935,328	$1,985,342
Variable rate unsecured credit facility	175,000	28,970
Mortgage notes payable	446,066	429,546
Dividends payable	49,434	51,553
Payables for construction	29,294	29,768
Accrued expenses and other liabilities	51,025	50,641
Accrued interest payable	28,608	42,924
Resident security deposits	31,661	30,696
Liabilities related to assets held for sale	29,848	29,412

Total liabilities	2,776,264	2,678,852

Minority interest of unitholders in consolidated partnerships	76,442	77,443

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both March 31, 2003 and December 31, 2002; 7,336,611 and 7,267,700 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively.	73	73
Common stock, $.01 par value; 140,000,000 shares authorized at both March 31, 2003 and December 31, 2002; 67,383,831 and 68,202,926 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively.	674	682
Additional paid-in capital	2,243,030	2,266,130
Deferred compensation	(9,375)	(7,855)
Dividends in excess of accumulated earnings	(70,987)	(51,850)
Accumulated other comprehensive loss	(11,891)	(12,640)

Total stockholders’ equity	2,151,524	2,194,540

Total liabilities and stockholders’ equity	$5,004,230	$4,950,835

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended

	3-31-03	3-31-02

Revenue:
Rental income	$153,522	$145,578
Management fees	248	388
Other income	186	4,537

Total revenue	153,956	150,503

Expenses:
Operating expenses, excluding property taxes	43,749	38,379
Property taxes	14,700	12,848
Interest expense	34,369	27,351
Depreciation expense	37,971	32,151
General and administrative expense	3,631	3,607

Total expenses	134,420	114,336

Equity in income of unconsolidated entities	528	567
Interest income	902	1,132
Minority interest in consolidated partnerships	(598)	(251)

Income from continuing operations	20,368	37,615
Discontinued operations:
Income from discontinued operations	2,948	3,106
Gain on sale of communities	14,072	—

Total discontinued operations	17,020	3,106

Net income	37,388	40,721
Dividends attributable to preferred stock	(3,688)	(5,031)

Net income available to common stockholders	$33,700	$35,690

Other comprehensive income:
Unrealized gain on cash flow hedges	749	1,420

Other comprehensive income	749	1,420

Comprehensive income	$34,449	$37,110

Dividends declared per common share	$0.70	$0.70

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.25	$0.47
Discontinued operations	0.25	0.05

Net income available to common stockholders	$0.50	$0.52

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.24	$0.46
Discontinued operations	0.25	0.05

Net income available to common stockholders	$0.49	$0.51

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended

	3-31-03	3-31-02

Cash flows from operating activities:
Net income	$37,388	$40,721
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	37,971	32,151
Depreciation expense from discontinued operations	304	1,782
Amortization of deferred financing costs	978	968
Amortization of deferred compensation	858	990
Income allocated to minority interest in consolidated partnerships including discontinued operations	794	452
Gain on sale of communities	(14,072)	—
Decrease (increase) in cash in operating escrows	(645)	438
Decrease in resident security deposits, prepaid expenses and other assets	3,062	5,802
Decrease in accrued expenses, other liabilities and accrued interest payable	(11,604)	(17,188)

Net cash provided by operating activities	55,034	66,116

Cash flows used in investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(90,861)	(125,234)
Capital expenditures — current real estate assets	(1,526)	(851)
Capital expenditures — non-real estate assets	(139)	(312)
Proceeds from sale of communities, net of selling costs	46,422	—
Increase (decrease) in payables for construction	(474)	1,784
Decrease in cash in construction escrows	985	39,784
Decrease in investments in unconsolidated real estate entities	422	397

Net cash used in investing activities	(45,171)	(84,432)

Cash flows from financing activities:
Issuance of common stock	5,846	5,091
Repurchase of common stock	(39,877)	—
Issuance of preferred stock, net of related costs	81,737	—
Redemption of preferred stock and related costs	(81,693)	—
Dividends paid	(51,610)	(49,007)
Net borrowings under unsecured credit facility	146,030	—
Issuance of mortgage notes payable	17,404	—
Repayments of mortgage notes payable	(884)	(23,844)
Repayment of unsecured notes	(50,000)	—
Refund (payment) of deferred financing costs	(102)	75
Contributions from (distributions to) minority partners	(1,795)	16,154

Net cash provided by (used in) financing activities	25,056	(51,531)

Net increase (decrease) in cash and cash equivalents	34,919	(69,847)
Cash and cash equivalents, beginning of period	12,934	72,986

Cash and cash equivalents, end of period	$47,853	$3,139

Cash paid during period for interest, net of amount capitalized	$46,625	$42,875

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the three months ended March 31, 2003:

•	As described in Note 4, “Stockholders’ Equity,” of the Condensed Consolidated Financial Statements, 97,003 shares of common stock were issued in connection with stock grants, 25,873 shares were withheld to satisfy employees’ tax withholding and other liabilities and 1,053 shares were forfeited, for a net value of $3,197.

•	The Company recorded a reduction to other liabilities and a corresponding gain to other comprehensive income of $749 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities,” of the Condensed Consolidated Financial Statements) to their fair value.

•	Common and preferred dividends declared but not paid totaled $49,434.

During the three months ended March 31, 2002:

•	129,924 shares of common stock were issued in connection with stock grants at a value of $6,100.

•	the Company recorded a reduction to other liabilities and a corresponding gain to other comprehensive income of $1,420 to adjust the Company’s Hedged Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $53,320.

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

At March 31, 2003, the Company owned or held a direct or indirect ownership interest in 137 operating apartment communities containing 40,419 apartment homes in eleven states and the District of Columbia, of which two communities containing 1,089 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in ten communities under construction that are expected to contain an aggregate of 2,826 apartment homes when completed. The Company also owned a direct or indirect ownership interest in rights to develop an additional 39 communities that, if developed in the manner expected, will contain an estimated 10,133 apartment homes.

During the three months ended March 31, 2003:

•	The Company completed the development of two communities, Avalon on Stamford Harbor, located in Stamford, Connecticut, and Avalon at Flanders Hill, located in the greater Boston, Massachusetts area. Avalon on Stamford Harbor is a mid-rise community containing 323 apartment homes and was completed for a total capital cost of $60,700. Avalon at Flanders Hill is a garden-style community containing 280 apartment homes and was completed for a total capital cost of $38,400.

•	The Company sold one community, Avalon Westside Terrace, located in Los Angeles, California. This 363 apartment home community was sold at a gross sales price of $46,700, resulting in a gain calculated in accordance with generally accepted accounting principles (“GAAP”) of $14,072.

•	The Company purchased three parcels of land for a total of $19,416 in connection with development rights. The Company expects that if the parcels are developed as planned they would be the sites for a total of three communities containing an aggregate of 661 apartment homes at a total capital cost of $125,000.

The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

Principles of Consolidation

The Company accounts for joint venture partnerships and subsidiary partnerships structured as DownREITs in accordance with Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.” Under SOP 78-9, the Company consolidates joint venture and DownREIT partnerships when the Company controls the major operating and financial policies of the partnership through general partnership or majority ownership. The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned partnerships and certain joint venture partnerships in addition to subsidiary partnerships structured as DownREITs. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company accounts for investments in unconsolidated entities in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and SOP 78-9. The Company uses the equity method to account for investments in which it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. Investments in which the Company owns 20% or less of the equity value and does not have significant and disproportionate influence are accounted for using the cost method. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the three months ended March 31, 2003 or 2002.

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

The Company’s policy with respect to capital expenditures is generally to capitalize only non-recurring expenditures. Improvements and upgrades are capitalized only if the item exceeds $15, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Purchases of personal property, such as computers and furniture, are capitalized only if the item is a new addition and exceeds $2.5. The Company generally expenses purchases of personal property made for replacement purposes.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. A charge to expense is included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income to provide an allowance for potentially unrecoverable deferred development costs.

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

If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If such carrying amounts are in excess of the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in the three months ended March 31, 2003 or 2002 on any of its operating communities.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $16,549 at March 31, 2003 and $15,557 at December 31, 2002.

Cash, Cash Equivalents and Cash in Escrow

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.

Interest Rate Contracts

The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of March 31, 2003, the Company has approximately $166,000 in variable rate tax-exempt debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities,” of the Condensed Consolidated Financial Statements.

Comprehensive Income

Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders, is reflected in Note 4, “Stockholders’ Equity,” of the Condensed Consolidated Financial Statements. Accumulated other comprehensive loss reflects the changes in the fair value of effective cash flow hedges.

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

	For the three months ended

	3-31-03	3-31-02

Basic and diluted shares outstanding
Weighted average common shares — basic	67,625,081	68,543,374
Weighted average DownREIT units outstanding	975,751	905,946
Effect of dilutive securities	515,951	1,172,533

Weighted average common shares and DownREIT units — diluted	69,116,783	70,621,853

Calculation of Earnings per Share — basic
Net income available to common stockholders	$33,700	$35,690

Weighted average common shares — basic	67,625,081	68,543,374

Earnings per common share — basic	$0.50	$0.52

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$33,700	$35,690
Add: Minority interest of DownREIT unitholders in consolidated partnerships	383	405

Adjusted net income available to common stockholders	$34,083	$36,095

Weighted average common shares and DownREIT units — diluted	69,116,783	70,621,853

Earnings per common share — diluted	$0.49	$0.51

Certain options to purchase shares of common stock in the amounts of 2,106,436 and 18,269 were outstanding during the three months ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period.

Stock-Based Compensation

Prior to 2003, the Company applied the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its employee stock options. No stock-based employee compensation cost is reflected in net income for the three months ended March 31, 2002, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period based on the fair market value as determined on the date of grant:

	For the three months ended

	3-31-03	3-31-02

Actual compensation expense	$36	$—

Net income available to common stockholders, as reported	$33,700	$35,690
Deduct: Total compensation expense determined under fair value
based method, net of related tax effects	(628)	(810)

Pro forma net income available to common stockholders	$33,072	$34,880

Earnings per share:
Basic — as reported	$0.50	$0.52

Basic — pro forma	$0.49	$0.51

Diluted — as reported	$0.49	$0.51

Diluted — pro forma	$0.48	$0.50

Business Interruption Insurance

During 2000, a fire occurred at one of the Company’s development communities, which was under construction and unoccupied at the time. The Company had property damage and business interruption insurance which covered this event. Business interruption insurance proceeds of $3,700 are included in other income in the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2002.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities,” which changes the guidelines for consolidation of and disclosure related to unconsolidated entities, if those unconsolidated entities qualify as variable interest entities, as defined in FIN 46. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Prior to FIN 46, a company generally has consolidated another entity if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. The provisions of FIN 46 are to be applied effective immediately for variable interest entities created after January 31, 2003, and effective July 1, 2003 for variable interest entities created prior to February 1, 2003. Certain disclosures apply in all financial statements issued after January 31, 2003, regardless of the date on which the variable interest entity was created. The Company has adopted FIN 46 effective January 31, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

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

Discontinued Operations

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale as of March 31, 2003, be presented as discontinued operations in the Company’s Condensed Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for discontinued operations will not have any impact on the Company’s financial condition or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in the accompanying Condensed Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

Reclassifications

Certain reclassifications have been made to amounts in prior period’s financial statements to conform with current period presentations.

2.  Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $6,206 and $8,651 for the three months ended March 31, 2003 and 2002, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of March 31, 2003 and December 31, 2002 are summarized as follows:

	3-31-03	12-31-02

Fixed rate unsecured notes (1)	$1,935,328	$1,985,342
Fixed rate mortgage notes payable — conventional and tax-exempt (2)	328,527	311,981
Variable rate mortgage notes payable — tax-exempt (3)	108,755	108,781

Total notes payable and unsecured notes	2,372,610	2,406,104
Variable rate secured short-term construction loan	36,089	36,089
Variable rate unsecured credit facility	175,000	28,970

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,583,699	$2,471,163

(1)	Balances at March 31, 2003 and December 31, 2002 include $328 and $342, respectively, of debt premium received at issuance of unsecured notes.

(2)	Includes approximately $166,000 of variable rate notes in both years effectively fixed through Hedged Derivatives, as described in Note 5, “Derivative Instruments and Hedging Activities,” of the Condensed Consolidated Financial Statements.

(3)	Balances at both March 31, 2003 and December 31, 2002 include $27,305 related to an asset held for sale.

During the three months ended March 31, 2003, the Company issued $17,404 in fixed rate (7.1%), tax-exempt debt related to an operating community. In the aggregate, mortgage notes payable mature at various dates from May 2004 through April 2043 and are collateralized by certain apartment communities. As of March 31, 2003, the Company has guaranteed approximately $149,000 of mortgage notes payable held by subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.6% at both March 31, 2003 and December 31, 2002. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed below), including the effect of certain financing related fees, was 2.9% at March 31, 2003 and 3.5% at December 31, 2002.

In January 2003, the Company repaid $50,000 of previously issued unsecured notes including the balance of accrued interest pursuant to their scheduled maturity, and no prepayment fees were incurred. The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

Scheduled payments and maturities of mortgage notes payable, including a mortgage note payable in the amount of $27,305 relating to an asset held for sale, and unsecured notes outstanding at March 31, 2003 are as follows:

			Unsecured	Interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes

2003	$3,288	$—	$100,000	6.500%
2004	4,348	60,195	125,000	6.580%
2005	4,444	—	100,000	6.625%
			50,000	6.500%
2006	4,757	—	150,000	6.800%
2007	5,093	35,980	110,000	6.875%
			150,000	5.000%
2008	5,452	—	50,000	6.625%
			150,000	8.250%
2009	5,838	10,400	150,000	7.500%
2010	5,436	29,388	200,000	7.500%
2011	5,817	—	300,000	6.625%
			50,000	6.625%
2012	5,564	12,095	250,000	6.125%
Thereafter	139,420	135,856	—

	$189,457	$283,914	$1,935,000

The Company has a $500,000 revolving variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks, which had $175,000 outstanding and $15,335 in letters of credit on March 31, 2003 and $28,970 outstanding and $79,999 in letters of credit on December 31, 2002. Under the terms of the unsecured credit facility, if the Company elects to increase the facility up to $650,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.60% per annum (1.9% on March 31, 2003). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $400,000. The Company is subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as needed to protect the Company’s REIT status. The existing facility matures in May 2005 assuming exercise of a one-year renewal option by the Company.

4.  Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the three months ended March 31, 2003:

					Dividends in	Accumulated
			Additional		excess of	other
	Preferred	Common	paid-in	Deferred	accumulated	comprehensive	Stockholders'
	stock	stock	capital	compensation	earnings	loss	equity

Balance at December 31, 2002	$73	$682	$2,266,130	$(7,855)	$(51,850)	$(12,640)	$2,194,540
Net income	—	—	—	—	37,388	—	37,388
Unrealized gain on cash flow hedges	—	—	—	—	—	749	749
Dividends declared to common and preferred stockholders	—	—	—	—	(49,491)	—	(49,491)
Issuance of common stock, net of withholdings	—	3	9,049	(1,730)	(9)	—	7,313
Issuance of stock options	—	—	648	(648)	—	—	—
Repurchase of common stock, including repurchase costs of $33	—	(11)	(32,841)	—	(7,025)	—	(39,877)
Issuance of preferred stock, net of issuance costs	33	—	81,704	—	—	—	81,737
Redemption of preferred stock	(33)	—	(81,660)	—	—	—	(81,693)
Amortization of deferred compensation	—	—	—	858	—	—	858

Stockholders’ equity, March 31, 2003	$73	$674	$2,243,030	$(9,375)	$(70,987)	$(11,891)	$2,151,524

During the three months ended March 31, 2003, the Company (i) issued 209,828 shares of common stock in connection with stock options exercised, (ii) issued 97,003 common shares in connection with stock grants to employees of which 80% are restricted, (iii) had forfeitures of 1,053 shares of restricted stock grants to employees and (iv) withheld 25,873 shares to satisfy employees’ tax withholding and other liabilities.

In addition, the Company announced in July 2002 that its Board of Directors had authorized a common stock repurchase program, under which the Company may acquire shares of its common stock in open market or negotiated transactions. Actual purchases of stock will vary with market conditions. The stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with the Company’s unsecured credit facility providing temporary funding as needed. As of March 31, 2003, the Company had repurchased a total of 2,380,600 shares of common stock at an aggregate cost of $89,566 through this program. Of the aggregate shares repurchased, the Company repurchased 1,099,000 during the three months ended March 31, 2003 at an aggregate cost of $39,844.

On March 20, 2003, the Company redeemed all 3,267,700 outstanding shares of its 8.00% Series D Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.0167 in accrued and unpaid dividends, for an aggregate redemption price of $81,747, including accrued dividends of $54. The redemption price was funded by the sale on March 18, 2003 of 3,336,611 shares of Series J Cumulative Redeemable Preferred Stock through a private placement to an institutional investor for a net purchase price of $81,737. The dividend rate on such shares was initially equal to 2.78% per annum (three-month LIBOR plus 1.5%) of the liquidation preference.

Dividends per common share for both the three month periods ended March 31, 2003 and 2002 were $0.70 per share. In the three months ended March 31, 2003, dividends for preferred shares redeemed during the period were $0.44 per share and dividends for all non-redeemed preferred shares were $0.31 per share. In the three months ended March 31, 2002, dividends for preferred shares were $0.53 per share.

5.  Derivative Instruments and Hedging Activities

The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of March 31, 2003, the effect of Hedged Derivatives is to fix approximately $166,000 of the Company’s tax-exempt debt at a weighted average interest rate of 5.9% with an average maturity of 3.4 years. In addition, one of the Company’s unconsolidated real estate investments (See Note 6, “Investments in Unconsolidated Entities”) has $22,500 in variable rate debt outstanding as of March 31, 2003, which is subject to an interest rate swap. These Hedged Derivatives are accounted for in accordance with SFAS No. 133, which as amended, was adopted by the Company on January 1, 2001. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording all changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. During the three months ended March 31, 2003 and 2002, the Company recorded unrealized gains to other comprehensive income of $749 and $1,420, respectively, to adjust the Hedged Derivatives to their fair value. The estimated amount, included in accumulated other comprehensive loss as of March 31, 2003, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period is not material.

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

6.  Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Entities

The Company accounts for investments in unconsolidated real estate entities in accordance with SOP 78-9 and APB Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it owns greater than 20% of the equity value and has significant and disproportionate influence over that entity. At March 31, 2003, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:

•	a 50% limited liability company membership interest in a limited liability company that owns the Falkland Chase community;

•	a 49% general partnership interest in a partnership that owns the Avalon Run community;

•	a 50% limited liability company membership interest in a limited liability company that owns the Avalon Grove community; and

•	a 25% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in a limited liability company that owns the Avalon Bedford community.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	(Unaudited)

	3-31-03	12-31-02

Assets:
Real estate, net	$135,205	$136,096
Other assets	5,555	5,323

Total assets	$140,760	$141,419

Liabilities and partners’ equity:
Mortgage notes payable	$47,195	$47,195
Other liabilities	4,121	3,820
Partners’ equity	89,444	90,404

Total liabilities and partners’ equity	$140,760	$141,419

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended
	(unaudited)

	3-31-03	3-31-02

Rental income	$6,687	$7,079
Operating and other expenses	(2,369)	(2,139)
Interest expense, net	(495)	(568)
Depreciation expense	(1,420)	(1,195)

Net income	$2,403	$3,177

The Company also holds a 25% limited liability company membership interest in the limited liability company that owns Avalon on the Sound, which is presented on a consolidated basis in the financial statements in accordance with GAAP due to the Company’s control over that entity.

Investments in Unconsolidated Non-Real Estate Entities

At March 31, 2003, the Company holds minority interest investments in four non-real estate entities, three of which are technology companies. Based on ownership and control criteria, the Company accounts for two of these investments using the equity method, with the remaining non-real estate investments accounted for at cost. The aggregate carrying value of the Company’s investment in unconsolidated non-real estate entities was $1,709 and $1,855 as of March 31, 2003 and December 31, 2002, respectively.

7. Discontinued Operations — Real Estate Assets Sold or Held for Sale

The Company has a policy of disposing of assets that are not consistent with its long-term investment criteria when market conditions are favorable. In connection with this strategy, the Company generally solicits competing bids from unrelated parties for individual assets and considers the sales price and tax ramifications of each proposal. During the three months ended March 31, 2003, the Company sold one community, Avalon Westside Terrace, located in Los Angeles, California. This 363 apartment home community was sold at a sales price of $46,700, resulting in net proceeds of $46,422 and a gain in accordance with GAAP of $14,072. The Company did not sell any communities during the three months ended March 31, 2002.

In addition, as of March 31, 2003, the Company had six communities that qualified as held for sale under the provisions of SFAS No. 144. As required under SFAS No. 144, the operations for any communities sold since January 1, 2002 or held for sale as of March 31, 2003 have been presented as discontinued operations. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation. The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended
	(unaudited)

	3-31-03	3-31-02

Rental income	$6,268	$8,306
Operating and other expenses	(2,625)	(3,025)
Interest expense, net	(195)	(192)
Minority interest	(196)	(201)
Depreciation expense	(304)	(1,782)

Income from discontinued operations	$2,948	$3,106

The Company’s Condensed Consolidated Balance Sheets include assets (excluding net real estate) of $1,142 and $1,464, mortgage notes payable of $27,305 and $27,305 and other liabilities of $2,543 and $2,107 as of March 31, 2003 and December 31, 2002, respectively, relating to assets sold or held for sale. The estimated proceeds less anticipated costs to sell the assets held for sale as of March 31, 2003 are greater than the carrying values as of March 31, 2003, and therefore no provisions for possible losses were recorded.

8. Segment Reporting

The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities. Annually as of January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification throughout the year for the purpose of reporting segment operations.

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and costs as of the beginning of the prior year. These communities are divided into geographic regions. For the year 2003, the Established Communities were communities that had stabilized occupancy and costs as of January 1, 2002. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. Established Communities do not include communities that are currently held for sale or planned for disposition during the current year.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above and are not conducting or planning redevelopment activities. Other Stabilized Communities do not include communities that are currently held for sale or planned for disposition during the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that have not reached stabilized occupancy, as defined above, as of January 1, 2003.

In addition, the Company owns land held for future development and has other corporate assets that are not allocated to an operating segment.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use Net Operating Income (“NOI”) as the primary financial measure for Established and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships and depreciation expense. Although the Company considers NOI a useful measure of operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

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

Segment information for the periods ending March 31, 2003 and 2002 have been adjusted for discontinued operations as described in Note 7, “Discontinued Operations — Real Estate Assets Sold or Held for Sale,” of the Condensed Consolidated Financial Statements.

	Total		% NOI	Gross
	revenue	NOI	change from prior year	real estate (1)

For the three months ended March 31, 2003

Established
Northeast	$37,998	$25,197	(12.7%)	$882,447
Mid-Atlantic	17,089	12,008	(8.7%)	387,808
Midwest	4,099	2,097	(20.3%)	140,219
Pacific Northwest	6,884	4,391	(13.9%)	297,256
Northern California	35,901	26,246	(13.1%)	1,339,232
Southern California	11,383	8,045	0.9%	324,733

Total Established	113,354	77,984	(11.3%)	3,371,695

Other Stabilized	24,294	15,964	n/a	858,607
Development / Redevelopment	15,928	9,176	n/a	916,040
Land Held for Future Development	n/a	n/a	n/a	107,159
Non-allocated (2)	380	380	n/a	21,748

Total	$153,956	$103,504	(4.0%)	$5,275,249

For the three months ended March 31, 2002

Established
Northeast	$38,232	$27,457	(2.4%)	$839,071
Mid-Atlantic	19,472	14,374	1.4%	422,054
Midwest	4,453	2,629	(6.5%)	139,583
Pacific Northwest	2,708	1,659	(12.1%)	96,559
Northern California	39,170	29,931	(15.7%)	1,337,566
Southern California	10,433	7,547	4.2%	302,705

Total Established	114,468	83,597	(6.9%)	3,137,538

Other Stabilized	22,731	17,124	n/a	651,628
Development / Redevelopment	12,109	5,846	n/a	858,341
Land Held for Future Development	n/a	n/a	n/a	70,202
Non-allocated (2)	1,195	1,195	n/a	20,971

Total	$150,503	$107,762	0.0%	$4,738,680

(1)	Does not include real estate assets held for sale of $128,266 and $222,463 as of March 31, 2003 and March 31, 2002, respectively.

(2)	Revenue and NOI amounts represent third-party management, accounting and developer fees which are not allocated to a reportable segment.

A reconciliation of NOI to net income for the three months ended March 31, 2003 and 2002 is as follows:

	3-31-03	3-31-02

Net income	$37,388	$40,721
Corporate-level property management and other indirect operating expenses	7,997	8,486
Interest income	(902)	(1,132)
Interest expense	34,369	27,351
General and administrative expense	3,631	3,607
Equity in income of unconsolidated entities	(528)	(567)
Minority interest in consolidated partnerships	598	251
Depreciation expense	37,971	32,151
Gain on sale of communities	(14,072)	—
Discontinued operations	(2,948)	(3,106)

Net operating income	$103,504	$107,762

9. Related Party Arrangements

Purchase of Mortgage Loan

The Company’s Chairman and CEO is a partner of an entity that is the general partner of Arbor Commons Associates Limited Partnership (“Arbor Commons Associates”). Arbor Commons Associates owns Avalon Arbor, a 302 apartment home community in Shrewsbury, Massachusetts. Concurrently with its initial public offering in November 1993, Avalon Properties, Inc. (“Avalon”), a predecessor entity, purchased an existing participating mortgage loan made to Arbor Commons Associates that was originated by CIGNA Investments, Inc. The mortgage loan is secured by Arbor Commons Associates’ interest in Avalon Arbor. This loan accrues interest at a fixed rate of 10.2% per annum, payable at 9.0% per annum. The balance of the note receivable at both March 31, 2003 and December 31, 2002 was $21,483. The balance of accrued interest on the note receivable as of March 31, 2003 and December 31, 2002, respectively, was $5,183 and $4,965, and is included in other assets on the accompanying Condensed Consolidated Balance Sheets. Related interest income of $793 and $773 was recorded for the three months ended March 31, 2003 and 2002, respectively. Under the terms of the loan, the Company (as successor to Avalon) receives (as contingent interest) 50% of the cash flow after the 10.2% accrual rate is paid and 50% of the residual profits upon the sale of the community.

Unconsolidated entities

The Company manages several unconsolidated real estate joint venture entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $237 and $264 in the three months ended March 31, 2003 and 2002, respectively.

Indebtedness of Management

The Company has a recourse loan program under which the Company lends amounts to or on behalf of employees (“Stock Loans”) equivalent to the estimated employees’ tax withholding liabilities related to the vesting of restricted stock under the 1994 Stock Incentive Plan, as amended and restated on March 31, 2001. In accordance with the Sarbanes-Oxley Act of 2002, no loans to senior officers were renewed and all were repaid in full as of March 31, 2003. The Company intends to phase out the Stock Loan program for all other participants whose loans will be repaid by March 1, 2004. The principal balance outstanding under the Stock Loans to employees was $246 at March 31, 2003 and $1,133 at December 31, 2002. The balance of accrued interest on the notes receivable was $1 and $45 as of March 31, 2003 and December 31, 2002, respectively. Interest income on the notes of $5 and $19 was recorded for the three months ended March 31, 2003 and 2002, respectively. Each Stock Loan is made for a one-year term, is a full personal recourse obligation of the borrower and is secured by a pledge to the Company of the stock that vested and gave rise to the tax withholding liability for which the loan was made. In addition, dividends on the pledged stock are automatically remitted to the Company and applied toward repayment of the Stock Loan.

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

Director Compensation

The Company’s Stock Incentive Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. Under the Stock Incentive Plan, on the fifth business day following each annual meeting of stockholders, each of the Company’s non-employee directors automatically receives options to purchase 7,000 shares of common stock at the last reported sale price of the common stock on the NYSE on such date, and a restricted stock (or deferred stock award) grant of 2,500 shares of common stock. The Company recorded compensation expense relating to these deferred stock awards in the amount of $160 and $175 in the three months ended March 31, 2003 and 2002, respectively. Deferred compensation relating to these deferred stock awards was $695 and $757 on March 31, 2003 and December 31, 2002, respectively.

Investment in Realeum, Inc.

As an employee incentive and retention mechanism, the Company arranged for officers of the Company to hold direct or indirect economic interest in Realeum, Inc. Realeum, Inc. is a company involved in the development and deployment of a property management and leasing automation system and in which the Company invested $2,300 in January 2002. The Company currently utilizes this property management and leasing automation system and has paid $100 to Realeum, Inc. under the terms of its licensing arrangements during both of the three month periods ended March 31, 2003 and 2002.

10. Subsequent Events

On April 25, 2003, the Company gave notice of its intent to redeem all 3,336,611 outstanding shares of its Series J Cumulative Redeemable Preferred Stock. The Company completed this redemption on May 9, 2003, for an aggregate redemption price of $82,207, including dividends of $251.

On May 1, 2003, the Company sold Avalon Huntington Beach, a 400 apartment home community located in Orange County, California. The net proceeds of approximately $57,600 were used to reduce borrowings under the Company’s unsecured credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q, including the footnotes to our Condensed Consolidated Financial Statements, contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-Q, that predict or indicate future events and trends or that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

•	our potential development, redevelopment, acquisition or disposition of communities;

•	the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;

•	the timing of lease-up, occupancy and stabilization of apartment communities;

•	the pursuit of land on which we are considering future development;

•	the anticipated operating performance of our communities;

•	cost, yield and earnings estimates;

•	our declaration or payment of distributions;

•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code;

•	the real estate markets in Northern and Southern California and markets in selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the United States and in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions; and

•	trends affecting our financial condition or results of operations.

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•	we may fail to secure development opportunities due to an inability to reach agreements with third parties or to obtain desired zoning and other local approvals;

•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital;

•	construction costs of a community may exceed our original estimates;

•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest expense and construction costs and a decrease in our expected rental revenues;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•	financing may not be available on favorable terms or at all, and our cash flow from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•	our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•	we may be unsuccessful in managing changes in our portfolio composition; and

•	companies developing software applications and ancillary services in which we have invested may be unsuccessful in achieving their business plans or unsuccessful in obtaining additional funding, which could lead to a partial or complete loss of our investment in these companies.

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

Business Description and Community Information

We are a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the ownership and operation of upscale apartment communities (which generally command among the highest rents in their submarkets) in high barrier-to-entry markets of the United States. This is because we believe that, long term, the limited new supply of upscale apartment homes and lower housing affordability in these markets will result in larger increases in cash flows relative to other markets over an entire business cycle. However, we believe we are in a period of a business cycle where rents are resetting to lower levels, resulting in a decline in cash flows in 2003 as compared to prior years. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land (“in-fill locations”) is in limited supply. Our markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States.

We are a fully-integrated real estate organization with in-house expertise in the following areas:

•	development and redevelopment;

•	construction and reconstruction;

•	leasing and management;

•	acquisition and disposition;

•	financing;

•	marketing; and

•	information technologies.

We believe apartment communities present an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base should result in relatively stable demand over a real estate cycle. We intend to pursue real estate investments in markets where constraints to new supply exist and where new household formations are expected to out-pace multifamily permit activity over the course of the real estate cycle. A number of our markets have experienced economic contraction due to job losses, particularly in the technology, telecom and financial services sectors. We do not expect any material job growth in our markets in 2003, and therefore we expect weakened economic conditions to continue throughout 2003.

Although we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes based on our in-house capabilities and expertise, we are decreasing acquisition and development activity as compared to prior periods and increasing disposition activity. The level of disposition, acquisition or development volume is heavily influenced by capital market conditions, including prevailing interest rates. Given current capital market and real estate market conditions, we are evaluating the appropriate allocation of capital investment among development and redevelopment communities, the acquisition of existing communities, and equity and debt repurchases/redemptions. In addition, we plan to increase our disposition activity with respect to assets that do not meet our long-term investment criteria, allowing us to realize a portion of the value created over the past business cycle as well as providing additional liquidity. See “Liquidity and Capital Resources” and “Future Financing and Capital Needs.”

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development, and Development Rights as defined below. Our current operating communities are further distinguished as Established, Other Stabilized, Lease-Up and Redevelopment. The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and costs as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category annually as of January 1st of each year and maintain that classification throughout the year. For the year 2003, the Established Communities were communities that had stabilized occupancy and costs as of January 1, 2002 and are not conducting or planning to conduct substantial redevelopment activities, as described below, within the current year. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. Established Communities do not include communities that are currently held for sale or planned for disposition during the current year.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above and are not conducting or planning redevelopment activities. Other Stabilized Communities do not include communities that are currently held for sale or planned for disposition during the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5,000,000 or 10% of the community’s acquisition cost. Throughout this report, the term “redevelopment” is used to refer in a general sense to the entire redevelopment cycle — planning and procurement of architectural and engineering designs, budgeting and actual renovation work. The actual renovation work is referred to as “reconstruction” and is only one element of the redevelopment cycle.

Development Communities are communities that are under construction and for which a final certificate of occupancy has not been received. These communities may be partially complete and operating. Throughout this report, the term “development” has been used to refer in a general sense to the entire property development cycle, including pursuit of zoning approvals, procurement of architectural and engineering designs and the construction process. References to “construction” refer only to one element of the development cycle — the actual construction of the property.

Development Rights are development opportunities in the early phase of the development process for which we either have an option to acquire land or enter into a leasehold interest, for which we are the buyer under a long-term conditional contract to purchase land or where we own land to develop a new community. We capitalize all related pre-development costs incurred in pursuit of new developments for which we currently believe future development is probable.

On March 31, 2003, we owned or had an ownership interest in these categories as follows:

	Number of	Number of
	communities	apartment homes

Current Communities
Established Communities:
Northeast	30	7,559
Mid-Atlantic	16	4,684
Midwest	4	1,296
Pacific Northwest	9	2,436
Northern California	29	8,663
Southern California	11	3,180

Total Established	99	27,818

Other Stabilized Communities:
Northeast	8	2,677
Mid-Atlantic	4	1,762
Midwest	5	1,328
Pacific Northwest	3	723
Northern California	2	437
Southern California	5	2,114

Total Other Stabilized	27	9,041

Lease-Up Communities	9	2,471
Redevelopment Communities	2	1,089

Total Current Communities	137	40,419

Development Communities	10	2,826

Development Rights	39	10,133

We disposed of one community containing 400 homes between April 1, 2003 and May 1, 2003. As of May 1, 2003 our 136 apartment home communities consisted of 40,019 apartment homes. Of those communities, we owned:

•	a fee simple, or absolute, ownership interest in 111 operating communities, one of which is on land subject to a land lease expiring in March 2142;

•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest in four partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 17 communities;

•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community; and

•	a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in seven of the Development Communities, a membership interest in a limited liability company that holds a fee simple interest in a Development Community and a general partnership interest in two partnerships structured as “DownREITs” that each own one Development Community.

In each of the six partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the current AvalonBay common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption. In lieu of cash, we may elect to acquire any unit presented for redemption for one share of our common stock. As of May 1, 2003, there were 967,759 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

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

Recent Developments

Acquisition and Development Activities. During the three months ended March 31, 2003, we acquired three parcels of land in connection with Development Rights for a total purchase price of $19,416,000. If developed, we expect these land parcels to be the sites for three communities containing an aggregate of 661 apartment homes for a projected total capital cost of approximately $125,000,000.

During the three months ended March 31, 2003, we completed the development of two communities, Avalon on Stamford Harbor, located in Stamford, Connecticut, and Avalon at Flanders Hill, located in the greater Boston, Massachusetts area. Avalon on Stamford Harbor is a mid-rise community containing 323 apartment homes and was completed for a total capital cost of $60,700,000. Avalon at Flanders Hill is a garden-style community containing 280 apartment homes and was completed for a total capital cost of $38,400,000.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations. See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Disposition Activities. During the three months ended March 31, 2003, we sold one community, Avalon Westside Terrace, located in Los Angeles, California. This 363 apartment home community was sold at a gross sales price of $46,700,000 for net proceeds of $46,422,000.

Results of Operations

A comparison of our operating results for the three months ended March 31, 2003 and March 31, 2002 follows (dollars in thousands):

		For the three months ended

	3-31-03	3-31-02	$ Change	% Change

Revenue:
Rental income	$153,522	$145,578	$7,944	5.5%
Management fees	248	388	(140)	(36.1%)
Other income	186	4,537	(4,351)	(95.9%)

Total revenue	153,956	150,503	3,453	2.3%

Expenses:
Direct property operating expenses,	35,752	29,893	5,859	19.6%
excluding property taxes
Property taxes	14,700	12,848	1,852	14.4%

Total community operating expenses	50,452	42,741	7,711	18.0%

Net operating income	103,504	107,762	(4,258)	(4.0%)

Corporate-level property management and other indirect operating expenses	7,997	8,486	(489)	(5.8%)
Interest expense	34,369	27,351	7,018	25.7%
Depreciation expense	37,971	32,151	5,820	18.1%
General and administrative expense	3,631	3,607	24	0.7%

Total other expenses	83,968	71,595	12,373	17.3%

Equity in income of unconsolidated entities	528	567	(39)	(6.9%)
Interest income	902	1,132	(230)	(20.3%)
Minority interest in consolidated partnerships	(598)	(251)	(347)	138.2%

Income from continuing operations	20,368	37,615	(17,247)	(45.9%)

Discontinued operations:
Income from discontinued operations	2,948	3,106	(158)	(5.1%)
Gain on sale of communities	14,072	—	14,072	100.0%

Total discontinued operations	17,020	3,106	13,914	448.0%

Net income	37,388	40,721	(3,333)	(8.2%)
Dividends attributable to preferred stock	(3,688)	(5,031)	1,343	(26.7%)

Net income available to common stockholders	$33,700	$35,690	$(1,990)	(5.6%)

Net income available to common stockholders decreased $1,990,000 (5.6%) to $33,700,000 for the three months ended March 31, 2003 compared to $35,690,000 for the same period in the preceding year. This decrease is primarily attributable to a decline in net operating income from our Established Communities, the absence of business interruption insurance proceeds and increases in interest and depreciation expense, partially offset by the gain on sale of a community.

Net operating income (“NOI”) is defined by us as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships and depreciation expense. We believe that NOI is an appropriate supplemental measure to net income of our operating performance because it helps investors to understand the core operations of a community or communities, as well as provide insight into how management evaluates operations on a segment basis. NOI does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”). However, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, NOI is not necessarily indicative of cash available to fund cash needs. A calculation of NOI, along with a reconciliation to net income, is provided in the preceding table.

The NOI decrease of $4,258,000 for the three months ended March 31, 2003 as compared to the same period of 2002 consists of changes in the following categories:

3-31-03
Increase (Decrease)

Established Communities	$(9,931,000)
Other Stabilized Communities	2,304,000
Development and Redevelopment Communities	4,184,000
Non-allocated	(815,000)

Total NOI	$(4,258,000)

The NOI decrease in Established Communities was largely due to the effects of the weakened economy in many of our submarkets. The continued impact of historical job losses in many of our submarkets, in addition to strong single-family home sales have aggravated a weak demand environment, causing market rental rates to decline in order to keep occupancies stable. We currently expect to continue to experience weak demand, resulting in continued year over year declines in NOI, through the remainder of 2003. We also anticipate that any growth or improvement that we may experience late in the year will be at a slower rate than that experienced by the overall market and economy, if any, due to the types of industries (technology, telecom, financial services) that make up a large proportion of the jobs in our markets.

Rental income increased due to rental income generated from communities acquired in 2002 and newly developed communities offset by a decline in effective rental rates for Established Communities.

Overall Portfolio — The weighted average number of occupied apartment homes increased to 33,975 apartment homes for the three months ended March 31, 2003 compared to 31,019 apartment homes for the same period in 2002. This change is primarily the result of increased homes available from communities acquired in 2002 and newly developed communities, and an increase in the overall occupancy rate. The weighted average monthly revenue per occupied apartment home decreased to $1,506 in the three months ended March 31, 2003 compared to $1,564 for the same period in 2002 primarily due to the weakened demand in certain of our submarkets.

Established Communities — Rental revenue decreased $6,961,000 (5.8%) in the three months ended March 31, 2003 compared to the same period of 2002. The decrease is due to declining effective rental rates, partially offset by a slight increase in economic occupancy. For the three months ended March 31, 2003, the weighted average monthly revenue per occupied apartment home decreased (6.2%) to $1,453 compared to $1,549 for the same period of the preceding year, partially due to increased concessions granted in the latter half of 2002 and the first three months of 2003. The average economic occupancy increased from 93.0% in the three months ended March 31, 2002 to 93.4% in the three months ended March 31, 2003. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

Although most of our markets have experienced weak demand, rental income from Established Communities has been impacted the most by significant declines in average rental rates and occupancy in certain Northern California and Northeast submarkets. Northern California, which accounted for approximately 31.7% of Established Community rental revenue during the first quarter of 2003, experienced a decline in rental revenue (8.9%) in the three months ended March 31, 2003 as compared to the same period in 2002, partially related to the continued impact of job losses in the technology sector in 2002. Although economic occupancy increased in Northern California in the three months ended March 31, 2003 as compared to the same period of 2002, average rental rates dropped 11.8% from $1,644 to $1,450 for those same periods.

The Northeast region accounted for approximately 33.5% of Established Community rental revenue during the first quarter of 2003 and has also experienced a decline in rental revenue (5.2%) in the three months ended March 31, 2003 as compared to the same period of 2002, primarily the result of job losses in the financial services sector. Economic occupancy decreased in the Northeast, from 93.1% in the three months ended March 31, 2002 to 92.1% for the three months ended March 31, 2003. In addition, average rental rates declined from $1,898 in the three months ended March 31, 2002 to $1,819 in the three months ended March 31, 2003.

In accordance with GAAP, cash concessions are amortized into rental income over the approximate lease term, which is generally one year. However, we consider rental revenue with concessions stated on a cash basis to be a supplemental measure to rental revenue in conformity with GAAP in helping investors to understand the impact of concessions on rental revenue and to more readily enable comparisons to revenue as reported by other companies. The following reconciles total revenue in conformity with GAAP to total revenue adjusted to state concessions on a cash basis for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	For the three months ended

	3-31-03	3-31-02

Total revenue (GAAP basis)	$153,956	$150,503
Concessions amortized	4,519	1,744
Concessions granted	(4,398)	(2,717)

Total revenue adjusted to state concessions on a cash basis	$154,077	$149,530

Other income decreased primarily due to the recognition of $3,700,000 in the first quarter of 2002 of business interruption insurance related to the settlement of a fire insurance claim that occurred during the construction of Avalon at Edgewater. In addition, we recognized $711,000 in the first quarter of 2002 in construction management fees in connection with the redevelopment of a community owned by a limited liability company in which we have a membership interest.

Direct property operating expenses, excluding property taxes increased due to the addition of recently developed and redeveloped apartment homes and communities acquired in 2002, coupled with the impact of severe winter weather and increased insurance and bad debt expenses. Severe winter weather, primarily in the Northeast and Mid-Atlantic, increased snow removal and utility costs by approximately $1,440,000.

Insurance expense has increased over the past two years, particularly during 2001 as the insurance and reinsurance markets deteriorated, resulting in higher insurance costs for the entire real estate sector. We renewed our general liability policy on August 1, 2002 and our property coverage on November 1, 2002. See “Insurance and Risk of Uninsured Losses” for a discussion of our insurance policies and related coverage. Capitalization of insurance and other costs associated with Development and Redevelopment Communities ends, and such costs are expensed, as the related assets within the community are delivered and a final certificate of occupancy is issued. Bad debt expense has increased as a direct result of continuing job losses and the weakened economy.

For Established Communities, direct property operating expenses, excluding property taxes, increased $2,582,000 (12.0%) to $24,150,000 due to the increase in expenses due to inclement weather, insurance and bad debt discussed above.

Property taxes increased due to higher assessments and the addition of newly developed and redeveloped apartment homes. Property taxes on Development and Redevelopment Communities are capitalized while the community is under construction. We expense these costs as homes within the community receive a final certificate of occupancy.

For Established Communities, property taxes increased $387,000 (3.6%) in the three months ended March 31, 2003 as compared to the same period of 2002. The increase is primarily due to higher assessments throughout all regions.

Corporate-level property management and other indirect operating expenses decreased in the three months ended March 31, 2003 as a result of lower incentive compensation in 2003 and the absence of costs associated with the implementation of a new property management leasing system in 2002. This decrease is partially offset by an increase in abandoned pursuit costs. Abandoned pursuit costs related to Development Rights which may not be developed as planned increased $150,000 from $900,000 in the three months ended March 31, 2002 to $1,050,000 in the three months ended March 31, 2003.

Interest expense increased in the three months ended March 31, 2003 due to the issuance of $450,000,000 of unsecured notes between March 2002 and March 2003, partially offset by the repayment of $150,000,000 of unsecured notes between March 2002 and March 2003 and overall lower interest rates on both short-term and long-term borrowings. In addition, higher average outstanding balances on our unsecured credit facility resulted in higher interest expense between periods.

Depreciation expense increased primarily due to recent acquisitions and completion of development or redevelopment activities. We expect depreciation expense to continue to increase as we complete additional development and redevelopment communities, partially offset by the elimination of depreciation of communities that are sold or designated as held for sale during the year.

General and administrative expense during the three months ended March 31, 2003 is consistent with the expense incurred during the same period of 2002.

Equity in income of unconsolidated entities during the three months ended March 31, 2003 is consistent with the income realized during the same period of 2002.

Interest income during 2002 decreased due to lower interest rates.

Gain on sale of communities of $14,072,000 was realized in the three months ended March 31, 2003. This gain on the sale of communities is the result of our strategy to sell communities that do not meet our long-term strategic objectives and redeploy the proceeds to current Development and Redevelopment Communities or repay debt and repurchase or redeem equity securities. The amount of gains realized depend on many factors, including the number of communities sold, the size and carrying value of those communities, and the market conditions in the local area. We expect to continue to increase our disposition activity as compared to prior periods.

Funds from Operations

We consider Funds from Operations (“FFO”) to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Condensed Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report. Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts®, we calculate FFO as:

•	net income or loss computed in accordance with GAAP, except that excluded from net income or loss are gains or losses on sales of property, impairment losses on planned dispositions and extraordinary gains or losses (as defined by GAAP);

•	plus depreciation of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures.

FFO does not represent net income in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO. The following is a reconciliation of net income to FFO (dollars in thousands):

	For the three months ended

	3-31-03	3-31-02

Funds from Operations
Net income	$37,388	$40,721
Dividends attributable to preferred stock	(3,688)	(5,031)
Depreciation — real estate assets	36,839	31,512
Depreciation — discontinued operations	304	1,782
Joint venture adjustments	403	321
Minority interest expense	383	405
Gain on sale of communities	(14,072)	—

Funds from Operations	$57,557	$69,710

FFO also does not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. A presentation of GAAP based cash flow metrics is as follows (dollars in thousands):

	For the three months ended

	3-31-03	3-31-02

GAAP based Cash Flow Metrics
Net cash provided by operating activities	$55,034	$66,116

Net cash used in investing activities	$(45,171)	$(84,432)

Net cash provided by (used in) financing activities	$25,056	$(51,531)

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

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. For Established and Other Stabilized Communities, we recorded non-revenue generating capitalized expenditures of approximately $41 per apartment home in the three months ended March 31, 2003 and $50 per apartment home in the three months ended March 31, 2002. The average maintenance costs charged to expense, including carpet and appliance replacements, related to these communities was $286 per apartment home in the three months ended March 31, 2003 and $271 in the same period of 2002. We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases. We expect expensed maintenance costs to increase as the average age of our communities increases, and to fluctuate with changes in turnover.

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

Cash and cash equivalents totaled $47,853,000 at March 31, 2003, an increase of $34,919,000 from $12,934,000 on December 31, 2002. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities decreased to $55,034,000 for the three months ended March 31, 2003 from $66,116,000 for the three months ended March 31, 2002, primarily due to the absence of business interruption insurance proceeds, the decline in operating income from Established Communities and the loss of operating income from a community sold in

2002, partially offset by additional operating income from recently developed and redeveloped communities.

Investing Activities — Net cash used in investing activities of $45,171,000 in the three months ended March 31, 2003 related to investments in assets through development and redevelopment of apartment communities, partially offset by proceeds from the sale of an apartment community.

During the three months ended March 31, 2003, we invested $92,526,000 in the purchase and development of real estate and capital expenditures.

•	We completed the development of two communities containing a total of 603 apartment homes for a total capital cost, including land acquisition cost, of $99,100,000.

•	We had capital expenditures relating to current communities’ real estate assets of $1,526,000 and non-real estate capital expenditures of $139,000.

The development and redevelopment of communities involve risks that the investment will fail to perform in accordance with expectations. See “Risks of Development and Redevelopment” included elsewhere in this report for our discussion of these and other risks inherent in developing or redeveloping communities.

We sold one community during the three months ended March 31, 2003, generating net proceeds of $46,422,000. These proceeds are being used to partially repay amounts outstanding under our variable rate unsecured credit facility, which is discussed below.

Financing Activities — Net cash provided by financing activities totaled $25,056,000 for the three months ended March 31, 2003, primarily due to an increase in borrowings under our unsecured credit facility, partially offset by dividends paid, common stock repurchases and repayment of certain unsecured notes. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” in our Condensed Consolidated Financial Statements, for additional information.

We regularly review our short and long-term liquidity needs, the adequacy of cash flow from operations, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

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

One of our principal long-term liquidity needs is the repayment of medium and long-term debt at the time that such debt matures. For unsecured notes, we anticipate that no significant portion of the principal of these notes will be repaid prior to maturity. On January 15, 2003, $50,000,000 in unsecured notes matured and was paid, including the balance of accrued interest. During the remainder of 2003, we have $100,000,000 in maturing unsecured notes with an interest rate of 6.5%. If we do not have funds on hand sufficient to repay our indebtedness, it will be necessary for us to refinance this debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is collateralized by mortgages on individual communities or groups of communities, draws on our credit facility or by additional equity offerings. We also anticipate having retained cash flow available in each year so that when a debt obligation matures, a portion of each maturity can be satisfied from this retained cash. Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

Capital Resources. We intend to match the long-term nature of our real estate assets with long-term cost- effective capital to the extent permitted by prevailing market conditions. From January 1, 2000 through May 1, 2003, we issued $1,100,000,000 of unsecured notes through public offerings. We expect the issuance of debt securities, together with cash flow from operating activities, dispositions, and other sources of capital, to remain available to meet our capital needs for the foreseeable future, although no assurance can be provided that the debt capital markets will remain available or that such debt will be available on attractive terms.

Variable Rate Unsecured Credit Facility

We have a $500,000,000 revolving variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks. Under the terms of the credit facility, if we elect to increase the facility up to $650,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.60% per annum (1.9% on May 6, 2003). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.34% for amounts most recently borrowed under the competitive bid option. We are subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio, minimum unencumbered assets and equity levels and prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as needed to protect our REIT status. The existing facility matures in May 2005 assuming exercise of a one-year renewal at our option. At May 6, 2003, $131,000,000 was outstanding, $15,520,000 was used to provide letters of credit and $353,480,000 was available for borrowing under the unsecured credit facility.

Interest Rate Protection Agreements

We are not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on approximately $166,000,000 of our variable rate tax-exempt indebtedness. We intend, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate.

Future Financing and Capital Needs

As of March 31, 2003, we had ten new communities under construction, for which a total estimated cost of $205,449,000 remained to be invested. In addition, we had two communities under reconstruction, for which a total estimated cost of $5,857,000 remained to be invested.

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

It is our policy to sell assets that do not meet our long-term investment criteria when market conditions are favorable, and to redeploy the proceeds. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal. We intend to actively seek buyers for communities that we determine to hold for sale. We expect to accelerate our disposition program during the year in response to current and anticipated real estate and capital markets conditions. Our current disposition program includes a plan to exit the Minneapolis market by selling five communities. However, we cannot assure you that assets can be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community is to reduce total revenues, total expenses and funds from operations. Therefore, the acceleration of our disposition program in 2003 may adversely impact total revenues and funds from operations, as well as net income in periods subsequent to disposition. As of May 1, 2003, we have six communities classified as held for sale under GAAP. We are actively pursuing the disposition of these communities and expect to close during the remainder of 2003. However, we cannot assure you that these communities will be sold as planned.

We are currently considering the use of a joint venture or a joint venture program, pursuant to which a portion of future developments and/or current communities would be held through a partnership vehicle, although we have not definitively made such a decision. We generally employ joint venture programs primarily to mitigate concentration or market risk and secondarily as a source of liquidity. Our decision whether to hold an apartment community in fee simple or to have an indirect interest in the community through a joint venture or partnership is based on a variety of facts and considerations, including (i) the economic and tax terms required by a seller of land or of a community, who may prefer that (or who may require less payment if) the land or community is contributed to a joint venture partnership; (ii) our desire to diversify our portfolio of communities by market, submarket and product type, which can more easily be accommodated with a given amount of capital if ownership of communities is shared through a joint venture structure; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used. Each joint venture or partnership agreement will be individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. However, we cannot assure you that we will enter into a joint venture or joint venture program in the future, or that, if we do, we will achieve our objectives.

We have minority interest investments in three technology companies, including Constellation Real Technologies LLC (“Constellation”), an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities. Our original commitment to Constellation was $4,000,000 but, as a result of an agreement among the members reducing the commitment due from each member, our commitment is currently $2,600,000, of which we have contributed $1,002,000 to date. The remaining unfunded commitment of $1,598,000 is expected to be funded over the next five years. In January 2002, we invested an additional $2,300,000 in Realeum, Inc. (“Realeum”), a company involved in the development and deployment of a property management and leasing automation system. Pursuant to an agreement with Realeum, we utilize the property management and leasing automation system in exchange for payments under a licensing arrangement. Realeum is negotiating licensing arrangements with other real estate companies with which we are unaffiliated. If unsuccessful in negotiating additional licensing agreements, Realeum may be required to obtain additional sources of funding. Our third technology investment is in Rent.com, an internet-based rental housing information provider. We have no obligation to contribute additional funds to these technology investments, other than the commitment to Constellation as previously described.

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured credit facility for debt outstanding at March 31, 2003 (dollars in thousands):

	All-In	Principal	Balance outstanding			Scheduled maturities
	interest	maturity
Community	rate (1)	date	12-31-02	3-31-03		2003	2004	2005	2006	2007	Thereafter

Tax-exempt bonds
Fixed rate
Avalon at Foxchase I	5.88%	Nov-2007	$16,800	$16,800	(2)	$—	$—	$—	$—	$16,800	$—
Avalon at Foxchase II	5.88%	Nov-2007	9,600	9,600	(2)	—	—	—	—	9,600	—
Fairway Glen	5.88%	Nov-2007	9,580	9,580	(2)	—	—	—	—	9,580	—
CountryBrook	6.30%	Mar-2012	18,124	18,003		375	528	562	599	638	15,301
Waterford	5.88%	Aug-2014	33,100	33,100	(2)	—	—	—	—	—	33,100
Avalon at Mountain View	5.88%	Mar-2017	18,300	18,300	(2)	—	—	—	—	—	18,300
Avalon at Dulles	7.04%	Jul-2024	12,360	12,360		—	—	—	—	—	12,360
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	17,743	17,646		301	425	455	485	518	15,462
Avalon at Lexington	6.56%	Feb-2025	13,784	13,709		232	326	347	368	391	12,045
Avalon at Nob Hill	5.80%	Jun-2025	19,457	19,382	(2)	233	331	355	380	408	17,675
Avalon Campbell	6.48%	Jun-2025	35,749	35,582	(2)	517	733	786	843	904	31,799
Avalon Pacifica	6.48%	Jun-2025	16,216	16,140	(2)	234	332	356	382	410	14,426
Avalon Knoll	6.95%	Jun-2026	12,978	12,922		173	246	263	282	302	11,656
Avalon Landing	6.85%	Jun-2026	6,417	6,388		87	124	132	142	152	5,751
Avalon Fields	7.05%	May-2027	11,286	11,242		137	193	207	222	239	10,244
Avalon West	7.73%	Dec-2036	8,461	8,446		50	70	75	80	85	8,086
Avalon Oaks	7.45%	Feb-2041	17,628	17,604		74	104	112	120	128	17,066
Avalon Oaks West	7.48%	Apr-2043	—	17,404		68	96	103	110	117	16,910

			287,363	303,988		2,481	3,508	3,753	4,013	40,272	249,961
Variable rate (4)
Avalon at Laguna Niguel	2.45%	Mar-2009	10,400	10,400		—	—	—	—	—	10,400
The Promenade	2.95%	Jan-2010	33,670	33,670		485	522	562	605	652	30,844
Avalon at Mission Viejo	2.38%	Jun-2025	7,151	7,125	(3)	86	121	129	139	149	6,501
Avalon Devonshire (5)	2.59%	Dec-2025	27,305	27,305		—	—	—	—	—	27,305
Avalon Greenbriar	2.14%	May-2026	18,755	18,755		—	—	—	—	—	18,755
Avalon at Fairway Hills I	2.14%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			108,781	108,755		571	643	691	744	801	105,305
Conventional loans (6)
Fixed rate
$50 Million unsecured notes	6.25%	Jan-2003	50,000	—		—	—	—	—	—	—
$100 Million unsecured notes	6.50%	Jul-2003	100,000	100,000		100,000	—	—	—	—	—
$125 Million unsecured notes	6.58%	Feb-2004	125,000	125,000		—	125,000	—	—	—	—
$100 Million unsecured notes	6.625%	Jan-2005	100,000	100,000		—	—	100,000	—	—	—
$50 Million unsecured notes	6.50%	Jan-2005	50,000	50,000		—	—	50,000	—	—	—
$150 Million unsecured notes	6.80%	Jul-2006	150,000	150,000		—	—	—	150,000	—	—
$150 Million unsecured notes	5.00%	Aug-2007	150,000	150,000		—	—	—	—	150,000	—
$110 Million unsecured notes	6.875%	Dec-2007	110,000	110,000		—	—	—	—	110,000	—
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000		—	—	—	—	—	50,000
$150 Million unsecured notes	8.25%	Jul-2008	150,000	150,000		—	—	—	—	—	150,000
$150 Million unsecured notes	7.50%	Aug-2009	150,000	150,000		—	—	—	—	—	150,000
$200 Million unsecured notes	7.50%	Dec-2010	200,000	200,000		—	—	—	—	—	200,000
$300 Million unsecured notes	6.625%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 Million unsecured notes	6.625%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 Million unsecured notes	6.125%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
Avalon at Pruneyard	7.25%	May-2004	12,870	12,870		—	12,870	—	—	—	—
Avalon Walk II	8.93%	Aug-2004	11,748	11,669		236	11,433	—	—	—	—

			2,009,618	1,959,539		100,236	149,303	150,000	150,000	260,000	1,150,000
Variable rate (4)
Avalon on the Sound (7)	3.24%	Apr-2004	36,089	36,089		—	36,089	—	—	—	—

Total indebtedness — excluding unsecured credit facility			$2,441,851	$2,408,371		$103,288	$189,543	$154,444	$154,757	$301,073	$1,505,266

(1)	Includes credit enhancement fees, facility fees, trustees fees, etc.

(2)	Financed by variable rate tax-exempt debt, but interest rate is effectively fixed at the rate indicated through a swap agreement. The weighted average maturity of these swap agreements is 3.4 years.

(3)	Financed by variable rate tax-exempt debt, but interest rate is capped through an interest rate cap agreement. The remaining term of this interest rate cap agreement is 4.4 years.

(4)	Variable rates are given as of March 31, 2003.

(5)	Included in discontinued operations.

(6)	Balances outstanding do not include $328 and $342 as of March 31, 2003 and December 31, 2002, respectively, of debt premium reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(7)	Variable rate construction loan matured in December 2002 and was refinanced in April 2003, extending the maturity date to April 2004, with a one-year extension available to April 2005.

Off Balance Sheet Arrangements

We own interests in unconsolidated real estate entities, with ownership interests up to 50%. However, based on the provisions of the related partnership or limited liability company agreements, which grant varying degrees of control, we are not deemed to have control of these entities sufficient to require or permit consolidation for accounting purposes. Two of these unconsolidated real estate entities have aggregate debt outstanding of $47,195,000 as of March 31, 2003, which mature in 2005 and 2030 and are payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. We have not guaranteed any of this debt, nor do we have any obligation to fund this debt should the unconsolidated real estate entities be unable to do so. There are no lines of credit, side agreements, financial guarantees, or any other derivative financial instruments related to or between us and our unconsolidated real estate entities.

Stock Repurchase Program

In July 2002 we announced that our Board of Directors had authorized a common stock repurchase program, under which we may acquire shares of our common stock in open market or negotiated transactions. Actual purchases of stock will vary with market conditions. The stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with our unsecured credit facility providing temporary funding as needed. Through May 1, 2003, we have acquired 2,380,600 shares at an aggregate cost of $89,566,000 under this program. Of the aggregate shares repurchased, we repurchased 1,099,000 during the period from January 1, 2003 through May 1, 2003, at an average purchase price of $36.24 per share.

Redemption of Preferred Stock

On March 20, 2003, we redeemed all 3,267,700 outstanding shares of our 8.00% Series D Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.0167 in accrued and unpaid dividends, for an aggregate redemption price of $81,747,000, including accrued dividends of $54,000. The redemption price was funded by the sale on March 18, 2003 of 3,336,611 shares of Series J Cumulative Redeemable Preferred Stock through a private placement to an institutional investor for a net purchase price of $81,737,000. The dividend rate on such shares was initially equal to 2.78% per annum (three-month LIBOR plus 1.5%) of the liquidation preference. On April 25, 2003, we gave notice of our intent to redeem all 3,336,611 outstanding shares of the Series J Cumulative Redeemable Preferred Stock, and we completed the redemption on May 9, 2003, for an aggregate redemption price of $82,207,000 including dividends of $251,000.

We currently have the following series of redeemable preferred stock outstanding at an aggregate stated value of $100,000,000. This series has no stated maturity and is not subject to any sinking fund or mandatory redemptions.

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	May 1, 2003	quarterly	rate	preference	prior to

H	4,000,000	March, June, September, December	8.70%	$25	October 15, 2008

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

Insurance and Risk of Uninsured Losses

We carry commercial general liability insurance, property insurance and terrorism insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a community, as well as the anticipated future revenues from such community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could materially and adversely affect our business and our financial condition and results of operations.

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

In March 2003, we renewed our directors and officers insurance (“D&O”). In the past year, the D&O market has experienced increased and high profile claim activity. Our costs for this insurance increased by approximately $300,000 at renewal.

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

Real Estate Development Rights

We capitalize pre-development costs incurred in pursuit of new development opportunities for which we currently believe future development is probable. These costs include legal fees, design fees and related overhead costs. The accompanying Condensed Consolidated Financial Statements include a charge to expense to provide an allowance for potentially unrecoverable capitalized pre-development costs. The determination of the charge to expense involves management judgment, based on historical experience, regarding the probability that one or more pursuits will not proceed to development.

Revenue Recognition

Rental income related to leases is recognized on an accrual basis when due from residents in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” In accordance with our standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease — generally one year.

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

Discontinued Operations

On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale as of March 31, 2003, be presented as discontinued operations in our Condensed Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale is presented as discontinued operations when recognized. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in our Condensed Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

Investments in Technology Companies

We account for our investments in technology companies in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” If there is an event or change in circumstance that indicates a loss in the value of an investment, our policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if we could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. Due to the nature of these investments, an impairment in value can be difficult to determine.

Stock-Based Compensation

Prior to 2003, we applied the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options. No stock-based employee compensation cost is reflected in net income for the three months ended March 31, 2002, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

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

Development Communities

As of May 1, 2003, we had ten Development Communities under construction. We expect these Development Communities, when completed, to add a total of 2,826 apartment homes to our portfolio for a total capital cost, including land acquisition costs, of approximately $546,600,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

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

		Total
	Number of	capital			Estimated	Estimated
	apartment	cost (1)	Construction	Initial	completion	stabilization
	homes	($ millions)	start	occupancy (2)	date	date (3)

1. Avalon at Mission Bay North
San Francisco, CA	250	$79.5	Q1 2001	Q4 2002	Q2 2003	Q4 2003
2. Avalon at Rock Spring (4)
North Bethesda, MD	386	45.9	Q4 2001	Q4 2002	Q3 2003	Q1 2004
3. Avalon at Gallery Place I (5)
Washington, DC	203	50.0	Q4 2001	Q2 2003	Q4 2003	Q2 2004
4. Avalon Glendale
Glendale, CA	223	40.4	Q1 2002	Q2 2003	Q1 2004	Q3 2004
5. Avalon at Grosvenor Station (6)
North Bethesda, MD	499	82.3	Q1 2002	Q3 2003	Q4 2004	Q2 2005
6. Avalon at Newton Highlands (6)
Newton, MA	294	58.7	Q2 2002	Q3 2003	Q1 2004	Q3 2004
7. Avalon at Glen Cove South
Glen Cove, NY	256	62.0	Q3 2002	Q1 2004	Q2 2004	Q4 2004
8. Avalon at Steven’s Pond
Saugus, MA	326	55.4	Q3 2002	Q1 2003	Q2 2004	Q4 2004
9. Avalon Darien
Darien, CT	189	43.6	Q4 2002	Q4 2003	Q3 2004	Q1 2005
10. Avalon Traville Phase I
North Potomac, MD	200	28.8	Q4 2002	Q4 2003	Q2 2004	Q4 2004

Total	2,826	$546.6

(1)	Total capital cost includes all capitalized costs projected to be incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	The community is owned by a limited liability company in which we are a majority equity holder. The costs reflected above exclude construction and management fees due to us. This limited liability company is consolidated for financial reporting purposes.

(5)	The total capital cost for this community excludes approximately $4,000,000 of proceeds that we expect to receive upon the sale of transferable development rights associated with the development of the community. These rights do not become transferable until construction completion and there can be no assurance that the projected amount of proceeds will be achieved.

(6)	The community is owned by a DownREIT partnership in which one of our wholly-owned subsidiaries is the general partner with a majority equity interest. This partnership is consolidated for financial reporting purposes.

Redevelopment Communities

As of May 1, 2003, we had two communities under redevelopment. We expect the total capital cost to complete these communities, including the cost of acquisition, capital expenditures subsequent to acquisition and redevelopment, to be approximately $197,800,000, of which approximately $28,200,000 is the additional capital invested or expected to be invested during redevelopment and $5,800,000 has been invested since acquisition unrelated to redevelopment. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedules for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.

The following presents a summary of these Redevelopment Communities:

		Total cost
		($ millions)

	Number of					Estimated
	apartment	Acquisition	Total capital	Reconstruction	Reconstruction	restabilized
	homes	cost (1)	cost (2)	start	completion (3)	operations (4)

1. 4100 Massachusetts Avenue
Washington, DC	308	$35.7	$43.3	Q4 2002	Q2 2004	Q4 2004
2. Avalon at Prudential Center
Boston, MA	781	133.9	154.5	Q4 2000	Q2 2003	Q3 2003

Total	1,089	$169.6	$197.8

(1)	Acquisition cost includes capital expenditures subsequent to acquisition unrelated to redevelopment.

(2)	Total capital cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(3)	Reconstruction completion dates are estimates.

(4)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

As of May 1, 2003, we are considering the development of 39 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest, or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for 14 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 10,133 upscale apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At March 31, 2003, there were cumulative net capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs and net of allowance for abandoned pursuit costs) of $31,111,000 relating to Development Rights. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $107,159,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2003.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however we cannot guarantee a recovery. To recognize the possibility of such loss, we recognize a charge to expense to provide an allowance for potentially unrecoverable capitalized pre-development costs. The determination of a charge to expense relative to pursuits involves management judgment, based on historical experience, regarding the probability that one or more pursuits will not proceed to development. The amount charged to expense and reflected in operating expenses in the accompanying Condensed Consolidated Financial Statements related to possible abandoned pursuits was $1,050,000 and $900,000 for the three months ended March 31, 2003 and 2002, respectively.

Because we intend to limit the percentage of debt used to finance new developments, other financing alternatives may be required to help finance the development of those Development Rights scheduled to start construction after March 31, 2003.

Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of long-term stockholder value.

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or

•	if we undertake construction of any particular community, that we will complete construction at the total capital cost assumed in the financial projections in the following table.

     The following presents a summary of the 39 Development Rights we are currently pursuing:

				Total
			Estimated	capital
			number	cost
	Location		of homes	($ millions)

1.	Danvers & Peabody, MA		387	$63
2.	Coram, NY Phase I	(1)	298	49
3.	Kirkland, WA	(1)	211	50
4.	Milford, CT	(1)	246	37
5.	Plymouth, MA Phase I	(1)	98	21
6.	Lawrence, NJ		312	43
7.	New York, NY	(2)	361	138
8.	North Potomac, MD Phase II	(1)	320	46
9.	Hingham, MA		236	44
10.	Los Angeles, CA	(1)	309	63
11.	Oakland, CA	(1)	180	40
12.	New Rochelle, NY Phase II and III		588	144
13.	Danbury, CT	(1)	234	36
14.	Norwalk, CT		314	63
15.	Bedford, MA		139	21
16.	Quincy, MA	(1)	148	24
17.	Orange, CT	(1)	168	22
18.	Andover, MA		115	21
19.	Milford, CT		284	41
20.	Seattle, WA	(1)	194	50
21.	Bellevue, WA		368	71
22.	Glen Cove, NY		111	31
23.	Long Island City, NY Phase II and III		552	162
24.	Plymouth, MA Phase II		72	13
25.	San Francisco, CA		313	100
26.	Stratford, CT		146	18
27.	Los Angeles, CA		173	47
28.	Camarillo, CA	(1)	249	43
29.	Washington, DC	(1)	144	30
30.	Cohasset, MA		200	38
31.	Newton, MA		240	60
32.	Greenburgh, NY Phase II		766	139
33.	Encino, CA		146	46
34.	Sharon, MA		190	31
35.	Coram, NY Phase II	(1)	152	26
36.	Long Beach, CA		299	57
37.	Wilton, CT		100	24
38.	Yaphank, NY		450	71
39.	College Park, MD		320	44

	Total		10,133	$2,067

(1)	Company owns land, but construction has not yet begun.

(2)	Total capital cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a community facility.

Risks of Development and Redevelopment

We intend to continue to pursue the development and redevelopment of apartment home communities. Our development and redevelopment activities may be exposed to the following:

•	we may abandon opportunities we have already begun to explore based on further review of, or changes in, financial, demographic, environmental or other factors;

•	we may encounter liquidity constraints, including the unavailability of financing on favorable terms for the development or redevelopment of a community;

•	we may be unable to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations;

•	we may incur construction or reconstruction costs for a community that exceed our original estimates due to increased materials, labor or other expenses, which could make completion of development or redevelopment of the community uneconomical;

•	occupancy rates and rents at a newly completed development or redevelopment community may fluctuate depending on a number of factors, including competition and market and general economic conditions, and may not be sufficient to make the community profitable;

•	we may be unable to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs; and

•	we may encounter environmental contamination (including excessive mold growth or the release of hazardous materials), and this contamination may increase the cost of development, expose us to third-party liabilities and/or delay the completion of construction.

The occurrence of any of the events described above could adversely affect our ability to achieve our projected yields on communities under development or redevelopment and could affect results of operations and our payment of distributions to our stockholders.

Construction costs are projected by us based on market conditions prevailing in the community’s market at the time our budgets are prepared and reflect changes to those market conditions that we anticipated at that time. Although we attempt to anticipate changes in market conditions, we cannot predict with certainty what those changes will be. Construction costs have been increasing and, for some of our Development Communities, the total construction costs have been or are expected to be higher than the original budget. Total capital cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, determined in accordance with GAAP, including:

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

Capitalized Interest

In accordance with GAAP, we capitalize interest expense during construction or reconstruction until a building obtains a final certificate of occupancy. Interest that is incurred thereafter and allocated to a completed apartment home within the community is expensed. Capitalized interest during the three months ended March 31, 2003 and 2002 totaled $6,206,000 and $8,651,000, respectively.

Part I.  FINANCIAL INFORMATION (continued)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2002.

Item 4. Controls and Procedures

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

None.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company. The action arises from our October 1999 termination of York Hunter as construction manager under a contract relating to construction of the Avalon Willow community in Mamaroneck, New York, because of alleged failures and deficiencies by York Hunter and its subcontractors in performing under the contract. York Hunter initiated the litigation in October 1999 by filing a complaint against us and other defendants claiming more than $7,000,000 in damages. We have filed counterclaims against York Hunter seeking more than $7,000,000 in compensatory damages, including lost rental income and costs to complete the community. We have also filed a claim against National Union Fire Insurance, which furnished construction and performance bonds to us on behalf of York Hunter. Although no assurances can be made with respect to any litigation, based on the advice of our counsel in this matter, Wachtel & Masyr LLP, we believe that we have meritorious defenses against all of York Hunter’s claims and are vigorously contesting those claims. We also are pursuing our counterclaims against York Hunter and National Union Fire Insurance aggressively. A non-jury trial commenced on April 29, 2003 in the Supreme Court of the State of New York, County of Westchester and is on-going at this time. While the outcome of such litigation cannot be predicted with certainty, we do not expect any current litigation, including the litigation with York Hunter and National Union, to have a material effect on our business or financial condition.

Item 2.  Changes in Securities

On March 20, 2003, AvalonBay redeemed all outstanding shares of its 8.00% Series D Cumulative Redeemable Preferred Stock. The redemption price was funded by the sale on March 18, 2003 of 3,336,611 shares of Series J Cumulative Redeemable Preferred Stock (the “Series J Preferred Stock”), with a liquidation preference of $25.00 per share, in a private placement to an institutional investor (the “Purchaser”) for an aggregate purchase price of $25.00 per share. The dividend rate of the Series J Preferred Stock was equal to 2.78% per annum (three month LIBOR plus 1.5%) of the liquidation preference of $25.00 per share. The Series J Preferred Stock was sold in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based in part upon factual representations made by the Purchaser. As permitted under its terms, we redeemed all of the shares of Series J Preferred Stock on May 9, 2003.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(i).4	—	Articles Supplementary of the Company relating to its Series I Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed July 15, 2002.)

3(i).5	—	Articles Supplementary, dated as of March 17, 2003, relating to the Series J Cumulative Redeemable Preferred Stock. (Filed herewith.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2002. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed on March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed on March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

99.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

99.2	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: May 14, 2003	/s/ Bryce Blair

Bryce Blair
Chief Executive Officer and President

Date: May 14, 2003	/s/ Thomas J. Sargeant

Thomas J. Sargeant
Executive Vice President — Chief Financial Officer

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Thomas J. Sargeant

Thomas J. Sargeant
Executive Vice President — Chief Financial Officer