Form 10-K/A
period 2002-12-31
AVALONBAY COMMUNITIES INC
filed 2003-07-23
CIK 915912

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

(703) 329-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	New York Stock Exchange, Pacific Exchange
8.00% Series D Cumulative Redeemable Preferred Stock, par value $.01 per share	New York Stock Exchange, Pacific Exchange
8.70% Series H Cumulative Redeemable Preferred Stock, par value $.01 per share (Title of each class)	New York Stock Exchange, Pacific Exchange (Name of each exchange on which registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

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

Documents Incorporated by Reference

Portions of AvalonBay Communities, Inc.’s Proxy Statement for the 2003 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K/A, are incorporated by reference herein as portions of Part III of this Form 10-K/A.

Explanatory Note

AvalonBay Communities, Inc. (the “Company”) is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2003, (i) to update its historical financial statements for the fiscal years ended December 31, 2002, 2001 and 2000 in connection with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and (ii) in connection with the filing of its Registration Statement on Form S-3 with the SEC on March 11, 2003, as thereafter amended.

From January 1, 2003 through March 31, 2003, the Company sold one community and reclassified six communities as real estate held for sale. In compliance with SFAS No. 144, the Company has reported the operations of these communities as discontinued operations in its quarterly report on Form 10-Q for the period ended March 31, 2003, including any comparable periods presented. Under SEC requirements, the same reclassification as discontinued operations is required for previously issued annual financial statements for each of the three years shown in the Company’s most recently filed Annual Report on Form 10-K, if those financial statements are incorporated by reference in subsequent filings with the SEC made under the Securities Act of 1933, even though those financial statements relate to periods prior to the date of sale or transfer. This reclassification has no effect on the Company’s reported net income available to common stockholders or funds from operations (“FFO”).

The following Items are amended in this Form 10-K/A, however, all Items have been presented in this Form 10-K/A in their entirety. This Form 10-K/A speaks as of the original filing date and, except as expressly provided above, has not been updated to reflect events occurring subsequent to the original filing date.

Item 1.	Business
Item 2.	Communities
Item 3.	Legal Proceedings
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a	Quantitative and Qualitative Disclosures About Market Risk
Item 15(a)(1)	Financial Statements

TABLE OF CONTENTS

		PAGE

	PART I
ITEM 1	BUSINESS	1
ITEM 2	COMMUNITIES	8
ITEM 3	LEGAL PROCEEDINGS	34
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS	35

	PART II
ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	36
ITEM 6	SELECTED FINANCIAL DATA	37
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	40
ITEM 7a	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	57
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	59
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	59

	PART III
ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT	59
ITEM 11	EXECUTIVE COMPENSATION	59
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	59
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	60
ITEM 14	CONTROLS AND PROCEDURES	61

	PART IV
ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
	REPORTS ON FORM 8-K	62
SIGNATURE		67
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		68

PART I

This Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” on page 40 of this Form 10-K/A.

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

Our real estate investments consist of the following reportable segments: Established Communities, Other Stabilized Communities and Development/Redevelopment Communities. Established Communities are generally operating communities that were owned and had stabilized occupancy and costs as of the beginning of the prior year. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and costs as of the beginning of the current year, but had not achieved stabilization as of the beginning of the prior year. Development/Redevelopment Communities consist of communities that are under construction, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up. A more detailed description of these segments and other related information can be found in Note 9, “Segment Reporting,” of the Consolidated Financial Statements set forth in Item 8 of this report.

Our principal financial goal is to increase long-term stockholder value by successfully and cost-effectively developing, owning and operating high-quality communities in our selected markets that contain features and amenities desired by residents, as well as by providing our residents with efficient and effective service. To help fulfill this goal, our investment policy is (i) to selectively develop, redevelop and acquire apartment communities in high barrier-to-entry markets with growing or high potential for demand and (ii) to selectively sell apartment communities that no longer meet our long-term strategy due to product type, location or relative potential for future value creation and redeploy the proceeds from those sales to develop and redevelop apartment communities. In implementing our investment policy, we endeavor to maintain a conservative capital structure to provide continuous access to cost-effective capital and ensure balance sheet flexibility.

During the three years ended December 31, 2002, we acquired 11 apartment communities, disposed of 16 apartment communities, and completed the development of 22 apartment communities and the redevelopment of seven apartment communities. We presently expect to decrease acquisition and development during 2003 as compared to prior years and to increase disposition activity during 2003 in response to current and anticipated real estate and capital market conditions. The level of disposition, acquisition or development activity, however, is heavily influenced by capital market conditions, including prevailing interest rates. As a result, we cannot assure you that assets can be sold on terms that we consider satisfactory. A further discussion of our development, redevelopment, disposition and acquisition strategy follows.

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

During the development process, we generally act as our own construction manager and general contractor. We perform these functions directly (and not through a subsidiary) both for ourselves and for the joint ventures and partnerships of which we are a member or a partner. From time to time, in lieu of managing construction ourselves, we will hire a third-party construction manager, particularly for high-rise construction.

Throughout this report, the term “development” has been used to refer to the entire property development cycle, including pursuit of zoning approvals, procurement of architectural and engineering designs and the construction process. References to “construction” refer only to one element of the development cycle – the actual construction of the property.

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

Throughout this report, the term “redevelopment” has been used to refer to the entire redevelopment cycle – planning and procurement of architectural and engineering designs, budgeting and actual renovation work. The actual renovation work is referred to as “reconstruction” and is only one element of the redevelopment cycle.

Disposition Strategy. To optimize our concentration of communities in selected high barrier-to-entry markets, we sell assets that do not meet our long-term investment criteria when market conditions are favorable and redeploy the proceeds from those sales to develop and redevelop communities under construction or reconstruction. This disposition strategy acts as a source of capital because we are able to redeploy the net proceeds from our dispositions in lieu of raising that amount of capital externally by issuing debt or equity securities. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal. In connection with this disposition strategy, we disposed of one community during the period from January 1, 2002 through February 1, 2003. The net proceeds from the sale of this community were approximately $78,454,000. We expect to increase our disposition activity during 2003 in response to current and anticipated real estate and capital markets conditions. However, we cannot assure you that assets can be sold on terms that we consider satisfactory, or at all, or that market conditions will continue to make the sale of assets an appealing strategy.

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

Our principal strategies to maximize revenue include:

•	strong focus on resident satisfaction;

•	staggering lease terms such that lease expirations are better matched to traffic patterns;

•	balancing high occupancy with premium pricing, and increasing rents as market conditions permit;

•	managing community occupancy for optimal rental revenue levels; and

•	applying new technology to optimize revenue from each community.

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

We generally manage the operation and leasing activity of our communities directly (and not through a subsidiary) both for ourselves and the joint ventures and partnerships of which we are a member or a partner.

We are also pursuing ancillary services which could provide additional revenue sources. In general, as a REIT we cannot directly provide services to our tenants that are not customarily provided by a landlord, nor can we share in the income of a third party that provides such services. However, we can provide such non-customary services to residents if we do so through a “taxable REIT subsidiary,” which is a subsidiary that is treated as a “C corporation”

and is therefore subject to federal income taxes. We have used taxable REIT subsidiaries on a limited basis, such as to receive a commission from a “preferred provider” maid service company used by residents.

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

If required to meet the balance of our current or anticipated liquidity needs, we will attempt to arrange additional capacity under our existing unsecured credit facility, sell additional existing communities or land and/or issue additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, including interest rates, our short and long term liquidity needs, the adequacy of our expected liquidity sources, the relative costs of debt and equity capital, and growth opportunities. During the three years ended December 31, 2002, we issued an aggregate of approximately $1,100,000,000 principal amount of senior debt securities (including the issuance of medium-term notes), and we repaid an aggregate of $100,000,000 in principal of senior debt securities. In addition, we repaid an aggregate of $50,000,000 in principal of senior debt securities in January 2003. Also, during the three years ended December 31, 2002, in the aggregate our issuances and redemptions of preferred stock resulted in net redemptions of $276,375,000 (based on liquidation preference).

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

We may, from time to time, enter into joint ventures (including limited liability companies) or partnerships through which we would own an indirect economic interest in less than 100% of the property or properties owned directly by such joint venture or partnership. As of February 1, 2003, we had an interest in 14 joint ventures or partnerships (including the six “DownREIT” partnerships referred to below) through which we have an indirect economic interest in 27 of our communities. Our decision whether to hold an apartment community in fee simple or to have an indirect interest in the community through a joint venture or partnership is based on a variety of facts and considerations, including: (i) the economic and tax terms required by a seller of land or of a community, who may prefer that (or who may require less payment if) the land or community is contributed to a joint venture or partnership; (ii) our desire to diversify our portfolio of communities by market, submarket and product type; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used. Any future investments in joint ventures or partnerships will not be limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement.

We may, from time to time, offer shares of our equity securities, debt securities or options to purchase stock in exchange for property. During the three years ended December 31, 2002, we issued an aggregate of 361,835 units of limited partnership interest in DownREITs in connection with the acquisition of properties or communities. Our DownREIT partnerships are described further under Item 2, “Communities.”

While we emphasize equity real estate investments in apartment communities, we have the ability, which would be exercised in the discretion of our Board of Directors, to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. On occasion, we own and operate retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area) or (ii) we believe the retail space will enhance the attractiveness of the community to residents. As of December 31, 2002, we had a total of 176,253 square feet of rentable retail space that produced gross rental revenue in 2002 of $2,255,960 (0.4% of total revenue). Any investment in securities of other entities is subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification. Our current policy does not contemplate future investments in mortgages or deeds of trust.

We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so. At all times we intend to make investments in a manner as to qualify as a REIT unless, because of circumstances or changes to the Internal Revenue Code (or the Treasury Regulations), the Board of Directors determines that it is no longer in our best interest to qualify as a REIT.

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

Competition

We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies and other apartment REITs, to acquire and develop apartment communities and acquire land for future development. As an owner and operator of communities, we also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value proposition given the quality, location and amenities that the resident seeks. We also compete with the condominium and single-family home markets. Although we often compete against large sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition.

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

ITEM 2.      COMMUNITIES

Our real estate investments consist of current operating apartment communities, communities in various stages of development, and land or land options held for development (“Development Rights”). The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and costs as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category annually as of January 1st of each year and maintain that classification throughout the year. For the year 2002, the Established Communities were communities that had stabilized occupancy and costs as of January 1, 2001 and are not conducting or planning to conduct substantial redevelopment activities, as described below, within the current year. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. Established Communities do not include communities that are currently held for sale or planned for disposition during the current year.

•	Other Stabilized Communities are all other completed communities that have stabilized occupancy and are not conducting or planning redevelopment activities within the current year. Other Stabilized Communities therefore include communities that were either acquired or achieved stabilization after January 1, 2001 and that were not conducting or planning to start redevelopment activities within the current year. Other Stabilized Communities do not include communities that are currently held for sale.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5,000,000 or 10% of the community’s acquisition cost.

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

As of December 31, 2002, our communities were classified as follows:

	Number of	Number of
	communities	apartment homes

Current Communities
Established Communities:
Northeast	27	7,196
Mid-Atlantic	18	5,154
Midwest	4	1,296
Pacific Northwest	3	907
Northern California	29	8,601
Southern California	10	3,004

Total Established	91	26,158

Other Stabilized Communities:
Northeast	11	3,040
Mid-Atlantic	2	960
Midwest	—	—
Pacific Northwest	8	2,152
Northern California	2	499
Southern California	5	1,890

Total Other Stabilized	28	8,541

Held for Sale Communities (1)	7	2,091
Lease-Up Communities	9	2,300
Redevelopment Communities	2	1,089

Total Current Communities	137	40,179

Development Communities	12	3,429

Development Rights	38	9,950

(1)	Represents assets sold or transferred to held for sale during the period January 1, 2003 through March 31, 2003.

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

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

			Approx.		Year of	Average
		Number of	rentable area		completion or	size
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)

CURRENT COMMUNITIES
NORTHEAST
Boston, MA
Avalon at Center Place (10)	Providence, RI	225	231,671	1.2	1997	1,030
Avalon at Faxon Park	Quincy, MA	171	175,494	8.3	1998	1,026
Avalon at Lexington	Lexington, MA	198	231,182	18.0	1994	1,168
Avalon at Prudential Center	Boston, MA	781	747,954	1.0	1968/1998	958
Avalon Essex	Peabody, MA	154	173,520	11.1	2000	1,127
Avalon Estates	Hull, MA	162	188,392	55.0	2001	1,163
Avalon Ledges	Weymouth, MA	304	315,554	58.0	2002	1,023
Avalon Oaks	Wilmington, MA	204	229,748	22.5	1999	1,023
Avalon Oaks West	Wilmington, MA	120	123,960	27.0	2002	1,033
Avalon Orchards	Marlborough, MA	156	186,500	23.0	2002	1,219
Avalon Summit	Quincy, MA	245	203,848	9.1	1996	832
Avalon West	Westborough, MA	120	147,472	10.1	1996	1,229
Fairfield-New Haven, CT
Avalon at Greyrock Place	Stamford, CT	306	201,500	3.0	2002	1,040
Avalon Corners	Stamford, CT	195	192,174	3.2	2000	986
Avalon Gates	Trumbull, CT	340	381,322	37.0	1997	1,122
Avalon Glen	Stamford, CT	238	221,828	4.1	1991	932
Avalon Haven	North Haven, CT	128	140,107	10.6	2000	1,095
Avalon Lake	Danbury, CT	135	166,231	32.0	1999	1,184
Avalon New Canaan (6)	New Canaan, CT	104	130,104	9.1	2002	1,251
Avalon Springs	Wilton, CT	102	158,259	12.0	1996	1,552
Avalon Valley	Danbury, CT	268	297,479	17.1	1999	1,070
Avalon Walk I & II	Hamden, CT	764	761,441	38.4	1992/1994	996
Long Island, NY
Avalon Commons	Smithtown, NY	312	363,049	20.6	1997	1,164
Avalon Court	Melville, NY	494	597,104	35.4	1997/2000	1,209
Avalon Towers	Long Beach, NY	109	124,836	1.3	1995	1,145
Northern New Jersey
Avalon at Edgewater	Edgewater, NJ	408	405,144	7.1	2002	993
Avalon at Florham Park	Florham Park, NJ	270	331,560	41.9	2001	1,228
Avalon Cove	Jersey City, NJ	504	574,675	11.1	1997	1,140
Avalon Crest	Fort Lee, NJ	351	371,411	13.1	1999	1,058
The Tower at Avalon Cove	Jersey City, NJ	269	241,825	2.8	1999	905
Central New Jersey
Avalon at Freehold	Freehold, NJ	296	317,608	42.3	2002	1,073
Avalon Run East	Lawrenceville, NJ	206	265,198	27.0	1996	1,287
Avalon Watch	West Windsor, NJ	512	485,871	64.0	1988	949

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Average economic		Average
		occupancy		rental rate
	Physical						Financial
	occupancy at			$ per	$ per		reporting cost
	12/31/02	2002	2001	Apt (4)	Sq. Ft.		(5)

CURRENT COMMUNITIES
NORTHEAST
Boston, MA
Avalon at Center Place (10)	94.7%	96.2%	96.1%	$2,172	$2.03		$27,318
Avalon at Faxon Park	93.6%	93.9%	97.4%	1,833	1.68		15,231
Avalon at Lexington	93.9%	93.8%	96.5%	1,933	1.55		15,347
Avalon at Prudential Center	93.3%	89.2% (2)	94.9% (2)	2,612	2.43	(2)	151,813
Avalon Essex	95.5%	94.0%	96.4%	1,870	1.56		21,537
Avalon Estates	83.3%	88.5%	91.2% (3)	1,736	1.32		20,216
Avalon Ledges	71.1%	37.5% (3)	N/A	1,603	0.58	(3)	35,527
Avalon Oaks	94.6%	92.2%	96.3%	1,687	1.38		20,823
Avalon Oaks West	94.6%	76.3% (3)	N/A	1,495	1.10	(3)	16,619
Avalon Orchards	93.0%	63.1% (3)	N/A	1,546	0.82	(3)	20,835
Avalon Summit	88.2%	90.7%	96.8%	1,375	1.50		16,748
Avalon West	95.0%	92.1%	97.8%	1,625	1.22		10,921
Fairfield-New Haven, CT
Avalon at Greyrock Place	83.0%	66.7% (3)	N/A	1,998	2.02	(3)	69,673
Avalon Corners	82.1%	87.7%	96.5%	2,145	1.91		31,778
Avalon Gates	88.2%	93.0%	98.8%	1,672	1.39		36,100
Avalon Glen	89.1%	91.4%	96.5%	1,763	1.73		31,295
Avalon Haven	82.0%	91.0%	98.8%	1,638	1.36		13,750
Avalon Lake	87.4%	95.2%	98.1%	1,800	1.39		16,995
Avalon New Canaan (6)	69.2%	31.0% (3)	N/A	2,852	0.71	(3)	32,050
Avalon Springs	79.4%	86.1%	95.9%	2,777	1.54		16,873
Avalon Valley	90.3%	96.4%	99.0%	1,646	1.43		26,059
Avalon Walk I & II	91.4%	94.6%	98.5%	1,313	1.25		59,044
Long Island, NY
Avalon Commons	99.7%	98.1%	97.1%	1,796	1.51		33,293
Avalon Court	99.4%	98.9%	99.3%	2,201	1.80		59,272
Avalon Towers	99.1%	97.6%	99.0%	2,850	2.43		16,913
Northern New Jersey
Avalon at Edgewater	90.2%	71.9% (3)	N/A	2,167	1.57	(3)	74,590
Avalon at Florham Park	88.9%	93.4%	91.8% (3)	2,404	1.83		41,569
Avalon Cove	91.7%	87.4%	96.7%	2,565	1.97		91,953
Avalon Crest	83.2%	90.2%	94.2%	2,167	1.85		56,062
The Tower at Avalon Cove	91.5%	85.6%	96.6%	2,364	2.25		49,659
Central New Jersey
Avalon at Freehold	89.9%	80.7% (3)	N/A	1,560	1.17	(3)	34,307
Avalon Run East	93.7%	93.0%	97.2%	1,658	1.20		16,272
Avalon Watch	92.8%	92.0%	96.7%	1,378	1.34		29,597

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

			Approx.		Year of	Average
		Number of	rentable area		completion or	size
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)

New York, NY
Avalon Riverview I	Long Island City, NY	372	332,940	1.0	2002	895
Avalon Gardens	Nanuet, NY	504	638,439	55.0	1998	1,267
Avalon Green	Elmsford, NY	105	113,538	16.9	1995	1,081
Avalon on the Sound (8)	New Rochelle, NY	412	372,860	2.4	2001	905
Avalon View	Wappingers Falls, NY	288	335,088	41.0	1993	1,164
Avalon Willow	Mamaroneck, NY	227	199,945	4.0	2000	881
The Avalon	Bronxville, NY	110	119,186	1.5	1999	1,085
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	Columbia, MD	720	724,253	42.1	1987/1996	1,005
Avalon at Symphony Glen	Columbia, MD	176	179,867	10.0	1986	1,022
Avalon Landing	Annapolis, MD	158	117,033	13.8	1984/1995	741
Washington, DC
4100 Massachusetts Avenue	Washington, D.C.	308	298,725	2.7	1982	970
AutumnWoods	Fairfax, VA	420	355,228	24.2	1996	846
Avalon at Arlington Square I	Arlington, VA	510	583,950	14.2	2001	1,145
Avalon at Arlington Square II	Arlington, VA	332	325,499	6.1	2002	980
Avalon at Ballston — Vermont & Quincy Towers (7)	Arlington, VA	454	420,242	2.3	1997	926
Avalon at Ballston — Washington Towers	Arlington, VA	344	294,786	4.1	1990	857
Avalon at Cameron Court	Alexandria, VA	460	467,292	16.0	1998	1,016
Avalon at Decoverly	Rockville, MD	368	368,446	25.0	1995	1,001
Avalon at Dulles	Sterling, VA	236	232,632	15.7	1986	986
Avalon at Fair Lakes	Fairfax, VA	234	285,822	10.0	1998	1,221
Avalon at Fox Mill	Herndon, VA	165	219,360	12.8	2000	1,329
Avalon at Providence Park	Fairfax, VA	141	148,211	4.0	1988/1997	1,051
Avalon Crescent	McLean, VA	558	613,426	19.1	1996	1,099
Avalon Crossing	Rockville, MD	132	147,690	5.0	1996	1,119
Avalon Fields I & II	Gaithersburg, MD	288	292,282	9.2	1998	1,050
Avalon Knoll	Germantown, MD	300	290,365	26.7	1985	968
MIDWEST
Chicago, IL
200 Arlington Place	Arlington Heights, IL	409	346,832	2.8	2000	848
Avalon at Danada Farms (7)	Wheaton, IL	295	350,606	19.2	1997	1,188
Avalon at Stratford Green (7)	Bloomingdale, IL	192	237,204	12.7	1997	1,235
Avalon at West Grove (7)	Westmont, IL	400	388,500	17.4	1967	971
Minneapolis, MN
Avalon at Devonshire (7)	Bloomington, MN	498	470,762	42.0	1988	945
Avalon at Edinburgh (7)	Brooklyn Park, MN	198	222,130	11.3	1992	1,122
Avalon at Town Centre	Eagan, MN	248	235,518	18.7	1986	950
Avalon at Town Square	Plymouth, MN	160	144,026	8.3	1986	900
Avalon at Woodbury (7)	Woodbury, MN	224	287,975	15.0	1998	1,286

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Average economic		Average
		occupancy		rental rate
	Physical						Financial
	occupancy at			$ per	$ per		reporting cost
	12/31/02	2002	2001	Apt (4)	Sq. Ft.		(5)

New York, NY
Avalon Riverview I	71.5%	37.3% (3)	N/A	2,520	1.05	(3)	94,045
Avalon Gardens	95.4%	90.7%	94.3%	1,863	1.33		54,265
Avalon Green	88.6%	94.8%	94.5%	2,419	2.12		12,603
Avalon on the Sound (8)	94.2%	87.7%	35.5% (3)	2,182	2.11		91,614
Avalon View	92.7%	95.3%	98.4%	1,343	1.10		18,290
Avalon Willow	92.1%	90.3%	95.5%	2,276	2.33		47,000
The Avalon	96.4%	96.0%	97.8%	3,373	2.99		31,228
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	95.2%	95.0%	96.8%	1,121	1.06		44,855
Avalon at Symphony Glen	97.7%	97.2%	97.1%	1,143	1.09		9,172
Avalon Landing	96.8%	97.7%	97.5%	1,030	1.36		9,791
Washington, DC
4100 Massachusetts Avenue	81.5%	88.4% (2)	96.4%	1,822	1.66	(2)	36,028
AutumnWoods	93.1%	93.8%	95.7%	1,134	1.26		30,928
Avalon at Arlington Square I	88.0%	90.7%	49.9% (3)	1,730	1.37		69,678
Avalon at Arlington Square II	68.4%	40.1% (3)	N/A	1,619	0.66	(3)	42,405
Avalon at Ballston — Vermont & Quincy Towers (7)	87.4%	90.9%	95.3%	1,456	1.43		47,169
Avalon at Ballston — Washington Towers	88.1%	91.9%	96.9%	1,444	1.55		37,359
Avalon at Cameron Court	92.6%	94.6%	96.3%	1,631	1.52		43,246
Avalon at Decoverly	94.6%	92.7%	97.0%	1,327	1.23		31,772
Avalon at Dulles	96.2%	92.2%	95.5%	1,069	1.00		12,164
Avalon at Fair Lakes	96.6%	94.0%	96.0%	1,497	1.15		23,476
Avalon at Fox Mill	88.5%	93.3%	95.6%	1,560	1.09		19,513
Avalon at Providence Park	96.5%	96.0%	96.4%	1,271	1.16		11,299
Avalon Crescent	90.1%	93.4%	93.9%	1,622	1.38		57,283
Avalon Crossing	92.4%	94.0%	95.3%	1,740	1.46		13,895
Avalon Fields I & II	90.9%	92.3%	97.2%	1,341	1.22		22,700
Avalon Knoll	96.3%	95.0%	97.8%	1,067	1.05		8,609
MIDWEST
Chicago, IL
200 Arlington Place	91.7%	92.3%	95.1%	1,190	1.30		49,962
Avalon at Danada Farms (7)	92.9%	93.5%	95.7%	1,347	1.06		38,423
Avalon at Stratford Green (7)	86.5%	91.5%	95.2%	1,339	0.99		21,949
Avalon at West Grove (7)	91.5%	91.5%	96.4%	904	0.85		29,915
Minneapolis, MN
Avalon at Devonshire (7)	91.2%	93.7%	95.4%	1,022	1.01		37,686
Avalon at Edinburgh (7)	93.4%	93.6%	96.5%	1,138	0.95		18,559
Avalon at Town Centre	95.2%	93.6%	95.9%	1,000	0.99		18,214
Avalon at Town Square	93.1%	91.5%	96.8%	1,020	1.04		10,898
Avalon at Woodbury (7)	94.6%	94.9%	93.9%	1,153	0.85		25,985

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

			Approx.		Year of	Average
		Number of	rentable area		completion or	size
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek (7)	Redmond, WA	264	288,250	22.0	1998	1,092
Avalon Bellevue	Bellevue, WA	202	164,226	1.7	2001	813
Avalon Belltown	Seattle, WA	100	80,200	0.7	2001	802
Avalon Brandemoor (7)	Lynwood, WA	424	453,602	22.6	2001	1,070
Avalon Greenbriar	Renton, WA	421	382,382	20.0	1987/1988	908
Avalon HighGrove (7)	Everett, WA	391	422,482	19.8	2000	1,081
Avalon ParcSquare (7)	Redmond, WA	124	127,236	1.9	2000	1,026
Avalon Redmond Place (7)	Redmond, WA	222	206,004	22.0	1997	928
Avalon RockMeadow (7)	Mill Creek, WA	206	240,817	11.5	2000	1,169
Avalon WildReed (7)	Everett, WA	234	259,080	22.3	2000	1,107
Avalon WildWood (7)	Lynwood, WA	238	313,107	15.8	2001	1,316
Avalon Wynhaven (7)	Issaquah, WA	333	424,604	11.6	2001	1,275
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	Union City, CA	208	150,140	8.5	1973/1996	722
Avalon at Willow Creek	Fremont, CA	235	197,575	3.5	1985/1994	841
Avalon Dublin	Dublin, CA	204	179,004	13.0	1997	877
Avalon Fremont	Fremont, CA	443	446,422	22.3	1994	1,008
Avalon Pleasanton	Pleasanton, CA	456	377,438	14.7	1988/1994	828
Waterford	Hayward, CA	544	451,937	11.1	1985/1986	831
San Francisco, CA
Avalon at Cedar Ridge	Daly City, CA	195	141,411	8.0	1975/1997	725
Avalon at Diamond Heights	San Francisco, CA	154	123,080	2.6	1972/1994	799
Avalon at Nob Hill	San Francisco, CA	185	109,238	1.4	1990/1995	590
Avalon Sunset Towers	San Francisco, CA	243	175,511	16.0	1961/1996	722
Avalon Foster City	Foster City, CA	288	222,276	11.0	1973/1994	772
Avalon Pacifica	Pacifica, CA	220	186,785	7.7	1971/1995	849
Avalon Towers by the Bay	San Francisco, CA	226	243,033	1.0	1999	1,075
Crowne Ridge	San Rafael, CA	254	221,525	21.9	1973/1996	872
San Jose, CA
Avalon at Blossom Hill	San Jose, CA	324	322,207	7.5	1995	994
Avalon at Cahill Park	San Jose, CA	218	218,245	3.8	2002	1,001
Avalon at Creekside	Mountain View, CA	294	215,680	13.0	1962/1997	734
Avalon at Foxchase	San Jose, CA	396	335,212	12.0	1986/1987	844
Avalon at Parkside	Sunnyvale, CA	192	199,353	8.0	1991/1996	1,038
Avalon at Pruneyard	Campbell, CA	252	197,000	8.5	1966/1997	782
Avalon at River Oaks	San Jose, CA	226	210,050	4.0	1990/1996	929
Avalon Campbell	Campbell, CA	348	326,796	8.0	1995	939
Avalon Cupertino	Cupertino, CA	311	293,328	8.0	1999	943
Avalon Mountain View (6)	Mountain View, CA	248	211,552	10.5	1986	853

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Average economic		Average
		occupancy		rental rate
	Physical					Financial
	occupancy at			$ per	$ per	reporting cost
	12/31/02	2002	2001	Apt (4)	Sq. Ft.	(5)

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek (7)	93.9%	94.3%	94.2%	1,164	1.01	34,437
Avalon Bellevue	98.0%	92.5%	63.5% (3)	1,131	1.29	30,633
Avalon Belltown	98.0%	83.8%	16.1% (3)	1,263	1.32	18,279
Avalon Brandemoor (7)	96.0%	93.9%	96.5% (3)	978	0.86	45,309
Avalon Greenbriar	93.4%	91.0%	92.2%	807	0.81	36,259
Avalon HighGrove (7)	97.4%	94.8%	93.5%	920	0.81	39,620
Avalon ParcSquare (7)	96.0%	95.7%	94.2%	1,254	1.17	18,995
Avalon Redmond Place (7)	89.2%	94.6%	94.8%	1,104	1.13	26,042
Avalon RockMeadow (7)	95.6%	93.3%	92.7%	1,058	0.84	24,457
Avalon WildReed (7)	96.6%	94.4%	95.9%	939	0.80	22,956
Avalon WildWood (7)	95.4%	94.1%	96.0% (3)	1,149	0.82	32,865
Avalon Wynhaven (7)	86.2%	89.3%	95.1% (3)	1,287	0.90	52,554
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	99.5%	94.8%	95.5%	1,188	1.56	21,891
Avalon at Willow Creek	100.0%	95.8%	95.3%	1,371	1.56	34,258
Avalon Dublin	96.6%	94.9%	94.4%	1,417	1.53	26,742
Avalon Fremont	96.4%	93.7%	95.8%	1,568	1.46	77,170
Avalon Pleasanton	96.5%	95.7%	92.8%	1,313	1.52	60,522
Waterford	94.5%	92.9%	94.7%	1,202	1.34	59,066
San Francisco, CA
Avalon at Cedar Ridge	96.9%	96.6%	96.5%	1,475	1.96	25,530
Avalon at Diamond Heights	98.7%	92.2%	95.2%	1,582	1.82	24,398
Avalon at Nob Hill	94.1%	94.3%	93.7%	1,503	2.40	27,500
Avalon Sunset Towers	95.8%	95.0%	96.7%	1,606	2.11	28,171
Avalon Foster City	95.8%	96.6%	92.1%	1,457	1.82	42,852
Avalon Pacifica	97.7%	95.9%	97.3%	1,471	1.66	31,298
Avalon Towers by the Bay	94.7%	93.8%	91.4%	2,730	2.38	66,882
Crowne Ridge	92.9%	93.4%	97.1%	1,448	1.55	31,050
San Jose, CA
Avalon at Blossom Hill	97.2%	93.4%	93.2%	1,637	1.54	60,886
Avalon at Cahill Park	92.7%	39.7% (3)	N/A	1,761	0.70 (3)	52,114
Avalon at Creekside	98.3%	96.3%	95.6%	1,437	1.89	42,966
Avalon at Foxchase	97.9%	94.9%	95.6%	1,342	1.50	58,822
Avalon at Parkside	97.9%	95.8%	95.6%	1,756	1.62	37,853
Avalon at Pruneyard	98.0%	94.9%	95.9%	1,341	1.63	31,850
Avalon at River Oaks	96.0%	93.9%	93.4%	1,614	1.63	45,005
Avalon Campbell	92.5%	93.1%	93.1%	1,594	1.58	60,009
Avalon Cupertino	95.2%	93.9%	96.3%	1,868	1.86	49,098
Avalon Mountain View (6)	96.0%	93.8%	97.5%	1,736	1.91	50,512

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

			Approx.		Year of	Average
		Number of	rentable area		completion or	size
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)

Avalon on the Alameda	San Jose, CA	305	299,722	8.9	1999	983
Avalon Rosewalk	San Jose, CA	456	450,252	16.6	1997/1999	987
Avalon Silicon Valley	Sunnyvale, CA	710	658,591	13.6	1997	928
Avalon Sunnyvale	Sunnyvale, CA	220	159,653	5.0	1987/1995	726
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	1.9	2002	1,035
CountryBrook (7)	San Jose, CA	360	323,012	14.0	1985/1996	897
Fairway Glen	San Jose, CA	144	119,492	6.0	1986	830
San Marino	San Jose, CA	248	209,465	11.5	1984/1988	845
SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	Burbank, CA	748	530,114	14.7	1969/1997	709
Avalon at Warner Center	Woodland Hills, CA	227	191,645	6.8	1979/1998	844
Avalon Westside Terrace	Los Angeles, CA	363	229,296	4.8	1966/1997	632
Avalon Woodland Hills	Woodland Hills, CA	663	592,722	18.2	1989/1997	894
The Promenade	Burbank, CA	400	360,587	6.9	1988/2002	923
Orange County, CA
Amberway	Anaheim, CA	272	205,572	9.9	1983/1998	756
Avalon at Laguna Niguel	Laguna Niguel, CA	176	174,848	10.0	1988/1998	993
Avalon at Pacific Bay	Huntington Beach, CA	304	268,000	9.7	1971/1997	882
Avalon at South Coast	Costa Mesa, CA	258	208,890	8.9	1973/1996	810
Avalon Huntington Beach	Huntington Beach, CA	400	353,192	16.4	1972/1997	883
Avalon Mission Viejo	Mission Viejo, CA	166	124,600	7.8	1984/1996	751
Avalon Newport	Costa Mesa, CA	145	120,690	6.6	1956/1996	832
Avalon Santa Margarita	Rancho Santa Margarita, CA	301	229,593	20.0	1990/1997	763
San Diego, CA
Avalon at Cortez Hill	San Diego, CA	294	224,840	1.2	1973/1998	765
Avalon at Mission Bay	San Diego, CA	564	402,327	5.7	1969/1997	713
Avalon at Mission Ridge	San Diego, CA	200	208,100	4.0	1960/1997	1,041
Avalon at Penasquitos Hills	San Diego, CA	176	141,120	8.8	1982/1997	802

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Average economic		Average
		occupancy		rental rate
	Physical						Financial
	occupancy at			$ per	$ per		reporting cost
	12/31/02	2002	2001	Apt (4)	Sq. Ft.		(5)

Avalon on the Alameda	95.7%	92.7%	89.5%	1,882	1.77		56,426
Avalon Rosewalk	96.7%	92.7%	91.9%	1,609	1.51		78,210
Avalon Silicon Valley	94.1%	92.2%	91.2%	1,895	1.88		120,851
Avalon Sunnyvale	98.2%	95.2%	94.9%	1,429	1.87		34,897
Avalon Towers on the Peninsula	97.2%	62.4% (3)	N/A	2,229	1.34	(3)	65,581
CountryBrook (7)	95.3%	93.1%	91.6%	1,342	1.39		47,792
Fairway Glen	100.0%	95.1%	94.0%	1,333	1.53		17,128
San Marino	96.8%	93.7%	91.0%	1,369	1.52		34,065
SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	94.5%	90.3% (2)	83.8% (2)	1,127	1.44	(2)	75,508
Avalon at Warner Center	97.4%	96.5%	97.2%	1,329	1.52		26,414
Avalon Westside Terrace	95.6%	92.3%	95.7%	1,171	1.71		37,241
Avalon Woodland Hills	97.6%	95.4%	96.1%	1,273	1.36		71,590
The Promenade	95.0%	92.8% (3)	N/A	1,443	1.49	(3)	70,996
Orange County, CA
Amberway	96.7%	95.7%	93.9%	1,003	1.27		21,400
Avalon at Laguna Niguel	99.4%	96.8%	96.1%	1,232	1.20		20,957
Avalon at Pacific Bay	97.7%	95.3%	96.6%	1,235	1.33		31,941
Avalon at South Coast	98.8%	96.5%	94.8%	1,137	1.35		24,596
Avalon Huntington Beach	95.5%	91.6%	94.7%	1,276	1.32		37,192
Avalon Mission Viejo	98.8%	95.9%	96.9%	1,138	1.45		13,167
Avalon Newport	100.0%	97.7%	97.9%	1,346	1.58		10,112
Avalon Santa Margarita	94.0%	94.4%	96.0%	1,153	1.43		23,635
San Diego, CA
Avalon at Cortez Hill	96.3%	92.5%	84.0%	1,216	1.47		34,368
Avalon at Mission Bay	97.0%	96.2%	97.1%	1,242	1.67		66,060
Avalon at Mission Ridge	97.0%	96.4%	97.2%	1,389	1.29		21,625
Avalon at Penasquitos Hills	95.5%	95.2%	95.9%	1,105	1.31		14,323

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

			Approx.		Year of	Average
		Number of	rentable area		completion or	size
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)

DEVELOPMENT COMMUNITIES
Avalon at Flanders Hill	Westborough, MA	280	299,978	62.0	N/A	1,099
Avalon at Gallery Place I	Washington, DC	203	183,326	0.5	N/A	903
Avalon at Glen Cove South	Glen Cove, NY	256	270,000	4.0	N/A	1,050
Avalon at Grosvenor Station	North Bethesda, MD	497	478,530	9.9	N/A	963
Avalon at Mission Bay North	San Francisco, CA	250	244,224	1.4	N/A	977
Avalon at Newton Highlands	Newton, MA	294	401,241	7.0	N/A	1,177
Avalon at Rock Spring	North Bethesda, MD	386	388,480	10.2	N/A	1,006
Avalon at Steven’s Pond	Saugus, MA	326	360,509	82.0	N/A	1,106
Avalon Darien	Darien, CT	189	242,311	30.0	N/A	1,282
Avalon Glendale	Burbank, CA	223	241,712	5.1	N/A	1,084
Avalon on Stamford Harbor	Stamford, CT	323	336,566	12.1	N/A	1,042
Avalon Traville Phase I	North Potomac, MD	200	231,800	23.8	N/A	1,159
UNCONSOLIDATED COMMUNITIES
Avalon Arbor (9)	Shrewsbury, MA	302	297,989	26.0	1991	986
Avalon Bedford (8)	Stamford, CT	368	331,655	4.6	1961/1998	819
Avalon Grove (8)	Stamford, CT	402	363,408	12.0	1996	906
Avalon Run (6)	Lawrenceville, NJ	426	443,168	9.0	1994	1,010
Falkland Chase (8)	Silver Spring, MD	450	341,859	22.7	1936/1993	760

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Average economic		Average
		occupancy		rental rate
	Physical					Financial
	occupancy at			$ per	$ per	reporting cost
	12/31/02	2002	2001	Apt (4)	Sq. Ft.	(5)

DEVELOPMENT COMMUNITIES
Avalon at Flanders Hill	N/A	N/A	N/A	N/A	N/A	35,855
Avalon at Gallery Place I	N/A	N/A	N/A	N/A	N/A	41,414
Avalon at Glen Cove South	N/A	N/A	N/A	N/A	N/A	16,777
Avalon at Grosvenor Station	N/A	N/A	N/A	N/A	N/A	40,146
Avalon at Mission Bay North	N/A	N/A	N/A	N/A	N/A	71,470
Avalon at Newton Highlands	N/A	N/A	N/A	N/A	N/A	27,629
Avalon at Rock Spring	N/A	N/A	N/A	N/A	N/A	36,787
Avalon at Steven’s Pond	N/A	N/A	N/A	N/A	N/A	23,230
Avalon Darien	N/A	N/A	N/A	N/A	N/A	13,537
Avalon Glendale	N/A	N/A	N/A	N/A	N/A	17,132
Avalon on Stamford Harbor	N/A	N/A	N/A	N/A	N/A	61,146
Avalon Traville Phase I	N/A	N/A	N/A	N/A	N/A	8,882
UNCONSOLIDATED COMMUNITIES
Avalon Arbor (9)	90.7%	92.0%	97.7%	1,360	1.27	N/A
Avalon Bedford (8)	88.6%	90.9%	80.6% (2)	1,544	1.56	N/A
Avalon Grove (8)	85.8%	84.9%	95.2%	2,155	2.02	N/A
Avalon Run (6)	92.5%	91.4%	97.1%	1,431	1.26	N/A
Falkland Chase (8)	97.8%	94.4%	98.6%	1,140	1.42	N/A

(1)	For this table, Current Communities excludes communities held by unconsolidated real estate joint ventures, which are listed separately. We own a fee simple interest in the Current Communities listed, excepted as noted below.

(2)	Represents community which was under redevelopment during the year, resulting in lower average economic occupancy and average rental rate per square foot for the year.

(3)	Represents community that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(4)	Represents the average rental revenue per occupied apartment home.

(5)	Costs are presented in accordance with generally accepted accounting principles. For current Development Communities, cost represents total costs incurred through December 31, 2002. Financial reporting costs are excluded for unconsolidated communities, see Note 6, “Investments in Unconsolidated Entities,” of the Consolidated Financial Statements set forth in Item 8 of this report.

(6)	We own a general partnership interest in a partnership that owns a fee simple interest in this community.

(7)	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.

(8)	We own a membership interest in a limited liability company that holds a fee simple interest in this community.

(9)	We have a 100% interest in a senior participating mortgage note secured by this community, which allows us to share in part of the rental income or resale proceeds of the community.

(10)	Community is located on land subject to a land lease expiring in March 2142.

Features and Recreational Amenities — Current and Development Communities

										Washer &
	1 BR	2BR		3BR						dryer
						Studios/			Parking	hook-ups
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5	3BA	efficiencies	Other	Total	spaces	or units

CURRENT COMMUNITIES (1)
NORTHEAST
Boston, MA
Avalon at Center Place	103	—	111	5	—	6	—	225	345	All
Avalon at Faxon Park	68	—	75	28	—	—	—	171	287	All
Avalon at Lexington	28	24	90	56	—	—	—	198	355	All
Avalon at Prudential Center	361	—	237	—	23	148	12	781	142	None
Avalon Essex	50	—	62	—	—	—	42	154	259	All
Avalon Estates	66	16	80	—	—	—	—	162	354	All
Avalon Ledges	124	—	152	28	—	—	—	304	610	All
Avalon Oaks	60	24	96	24	—	—	—	204	355	All
Avalon Oaks West	48	12	48	12	—	—	—	120	233	All
Avalon Orchards	69	12	75	—	—	—	—	156	312	All
Avalon Summit	154	61	28	2	—	—	—	245	328	None
Avalon West	40	—	55	25	—	—	—	120	145	All
Fairfield-New Haven, CT
Avalon at Greyrock Place	104	91	99	12	—	—	—	306	459	All
Avalon Corners	118	—	77	—	—	—	—	195	273	All
Avalon Gates	122	—	168	50	—	—	—	340	580	All
Avalon Glen	124	—	114	—	—	—	—	238	400	Most
Avalon Haven	44	60	—	24	—	—	—	128	256	All
Avalon Lake	36	—	46	—	—	24	29	135	382	All
Avalon New Canaan	16	—	64	24	—	—	—	104	202	All
Avalon Springs	—	—	70	32	—	—	—	102	153	All
Avalon Valley	106	—	134	28	—	—	—	268	626	All
Avalon Walk I & II	272	116	122	74	—	—	180	764	1,528	All
Long Island, NY
Avalon Commons	128	40	112	32	—	—	—	312	538	All
Avalon Court	172	54	194	44	30	—	—	494	1,110	All
Avalon Towers	—	—	37	1	3	1	67	109	198	All
Northern New Jersey
Avalon at Edgewater	158	—	190	60	—	—	—	408	872	All
Avalon at Florham Park	46	—	107	117	—	—	—	270	611	All
Avalon Cove	190	—	190	46	2	—	76	504	464	All
Avalon Crest	96	—	131	67	—	—	57	351	364	All
The Tower at Avalon Cove	147	24	74	24	—	—	—	269	263	All
Central New Jersey
Avalon at Freehold	42	41	176	37	—	—	—	296	611	All
Avalon Run East	64	—	106	36	—	—	—	206	345	All
Avalon Watch	252	36	142	82	—	—	—	512	768	Most

				Large				Non-		Homes w/
				storage	Balcony,			direct	Direct	pre-wired
	Vaulted			or walk-in	patio, deck	Built-in		access	access	security
	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems

CURRENT COMMUNITIES (1)
NORTHEAST
Boston, MA
Avalon at Center Place Avalon at Faxon Park	None	None	None	Half	Some	None	No	No	No	None
Avalon at Lexington	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon at Prudential	Some	Some	Some	Most	All	None	Yes	Yes	No	All
Center	None	None	None	Most	Some	None	No	No	No	None
Avalon Essex	None	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Estates	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Ledges	None	Some	Some	All	Some	None	No	Yes	No	All
Avalon Oaks	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Oaks West	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Orchards	None	Half	Some	Most	All	None	No	Yes	Yes	All
Avalon Summit	None	None	None	None	All	None	No	Yes	No	None
Avalon West	Some	Some	Some	All	Half	None	No	Yes	Yes	All
Fairfield-New Haven, CT
Avalon at Greyrock Place	None	None	None	All	All	None	No	No	Yes	All
Avalon Corners	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Gates	Some	Some	None	All	All	None	Yes	Yes	No	All
Avalon Glen	Some	Some	Some	Half	Most	None	Yes	Yes	No	Most
Avalon Haven	None	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Lake	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon New Canaan	None	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Springs	Half	Half	Most	All	All	None	No	No	Yes	All
Avalon Valley	Some	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Walk I & II	Some	Some	Half	All	All	Some	Yes	No	No	Half
Long Island, NY
Avalon Commons	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Court	Some	Most	Some	All	All	None	No	Yes	Yes	All
Avalon Towers	None	None	None	All	Most	None	No	No	Yes	All
Northern New Jersey
Avalon at Edgewater	None	Some	Some	All	All	None	No	No	Yes	Some
Avalon at Florham Park	Most	None	Some	All	Some	None	No	No	Yes	All
Avalon Cove	Some	Some	Some	All	Most	None	No	Yes	Some	All
Avalon Crest	Some	Some	Some	All	All	None	No	Yes	Yes	All
The Tower at Avalon Cove	None	None	None	Half	Some	None	No	Yes	No	All
Central New Jersey
Avalon at Freehold	Some	Some	Some	All	All	None	No	Yes	No	None
Avalon Run East	Some	Some	Some	All	All	None	Yes	Yes	Yes	All
Avalon Watch	Some	None	Some	All	All	None	No	Yes	No	None

Features and Recreational Amenities — Current and Development Communities

										Washer &
	1 BR	2BR		3BR						dryer
						Studios/			Parking	hook-ups
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5	3BA	efficiencies	Other	Total	spaces	or units

New York, NY
Avalon Riverview I	184	—	114	—	31	43	—	372	128	All
Avalon Gardens	208	48	144	104	—	—	—	504	1,008	All
Avalon Green	25	24	56	—	—	—	—	105	179	All
Avalon on the Sound	143	—	184	22	20	43	—	412	645	Most
Avalon View	115	47	62	64	—	—	—	288	576	All
Avalon Willow	150	77	—	—	—	—	—	227	379	All
The Avalon	55	2	43	10	—	—	—	110	167	All
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	283	223	154	60	—	—	—	720	1,137	All
Avalon at Symphony Glen	86	14	54	20	—	—	—	174	266	All
Avalon Landing	65	18	57	—	—	—	18	158	257	All
Washington, DC
4100 Massachusetts Avenue	160	70	—	3	—	27	48	308	330	All
AutumnWoods	220	72	96	—	—	—	32	420	727	All
Avalon at Arlington Square I	211	20	226	53	—	—	—	510	949	All
Avalon at Arlington Square II	172	—	116	44	—	—	—	332	563	All
Avalon at Ballston - Vermont & Quincy Towers	333	37	84	—	—	—	—	454	498	All
Avalon at Ballston - Washington Towers	205	28	111	—	—	—	—	344	415	All
Avalon at Cameron Court	208	—	168	—	—	—	84	460	736	All
Avalon at Decoverly	156	—	104	64	44	—	—	368	584	All
Avalon at Dulles	104	40	76	—	16	—	—	236	493	All
Avalon at Fair Lakes	45	12	125	26	26	—	—	234	505	All
Avalon at Fox Mill	—	—	92	73	—	—	—	165	343	All
Avalon at Providence Park	19	—	112	4	—	—	6	141	287	All
Avalon Crescent	186	26	346	—	—	—	—	558	662	All
Avalon Crossing	—	27	105	—	—	—	—	132	224	All
Avalon Fields I & II	74	32	84	32	—	—	66	288	443	All
Avalon Knoll	136	55	81	28	—	—	—	300	482	All
MIDWEST
Chicago, IL
200 Arlington Place	142	89	148	—	—	30	—	409	650	All
Avalon at Danada Farms	80	52	134	29	—	—	—	295	714	All
Avalon at Stratford Green	45	9	108	21	—	—	9	192	437	All
Avalon at West Grove	200	200	—	—	—	—	—	400	860	None
Minneapolis, MN
Avalon at Devonshire	194	—	304	—	—	—	—	498	498	Most
Avalon at Edinburgh	56	—	114	26	—	2	—	198	210	All
Avalon at Town Centre	104	—	111	33	—	—	—	248	250	All
Avalon at Town Square	76	—	68	12	—	—	4	160	162	All
Avalon at Woodbury	41	—	147	36	—	—	—	224	513	All

				Large				Non-		Homes w/
				storage	Balcony,			direct	Direct	pre-wired
	Vaulted			or walk-in	patio, deck	Built-in		access	access	security
	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems

New York, NY
Avalon Riverview I	None	None	None	Most	Some	None	No	Yes	No	Some
Avalon Gardens	Half	Half	Some	All	Most	None	Yes	Yes	Yes	All
Avalon Green	Some	Half	Some	All	All	None	Yes	No	No	All
Avalon on the Sound	None	Some	None	Most	Some	None	No	Yes	No	Some
Avalon View	Some	Some	Some	Most	All	None	Yes	No	No	None
Avalon Willow	Some	Some	None	Most	All	None	No	Yes	Yes	All
The Avalon	Some	Some	Some	Most	Half	None	No	Yes	No	All
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	Some	None	Some	Some	All	Some	No	No	No	None
Avalon at Symphony Glen	Some	None	Most	All	All	Half	No	No	No	None
Avalon Landing	None	None	Most	Most	All	None	Yes	No	No	None
Washington, DC
4100 Massachusetts Avenue	None	None	Some	Most	All	Some	No	Yes	No	None
AutumnWoods	Some	None	Some	All	All	Some	Yes	No	No	None
Avalon at Arlington Square I	Some	Some	Some	All	Some	Some	No	No	Yes	All
Avalon at Arlington Square II	Some	Some	Some	Some	All	Some	No	No	No	All
Avalon at Ballston - Vermont & Quincy Towers	None	None	None	Most	All	None	No	No	Yes	None
Avalon at Ballston - Washington Towers	None	None	Some	Most	All	None	No	No	Yes	None
Avalon at Cameron Court	Some	Some	Some	All	Most	None	No	Yes	Yes	All
Avalon at Decoverly	Some	Some	Most	Most	All	None	No	No	No	None
Avalon at Dulles	Some	None	Some	All	All	Some	No	No	No	None
Avalon at Fair Lakes	Half	None	Half	All	Most	None	No	Yes	Yes	None
Avalon at Fox Mill	Most	None	Most	All	All	None	No	No	Yes	All
Avalon at Providence Park	None	None	Most	All	All	None	No	No	No	None
Avalon Crescent	Some	Some	Half	Most	All	Some	No	Yes	Yes	All
Avalon Crossing	Some	Some	Half	All	All	Some	No	Yes	Yes	All
Avalon Fields I & II	Some	Some	Half	All	Most	None	No	Yes	No	All
Avalon Knoll	Some	None	Half	All	All	Some	No	No	No	None
MIDWEST
Chicago, IL
200 Arlington Place	None	None	None	All	Some	None	No	Yes	No	None
Avalon at Danada Farms	None	None	Some	All	Some	Some	No	No	Yes	None
Avalon at Stratford Green	None	None	Some	Most	Some	Some	No	Yes	Yes	None
Avalon at West Grove	None	None	None	None	All	None	Yes	No	No	None
Minneapolis, MN
Avalon at Devonshire	Some	None	Some	Most	Most	Some	No	Yes	Yes	None
Avalon at Edinburgh	None	None	Some	Some	All	None	No	Yes	No	None
Avalon at Town Centre	Some	None	Some	Some	All	None	No	Yes	No	None
Avalon at Town Square	Some	None	Some	Some	All	None	No	Yes	No	None
Avalon at Woodbury	None	None	Some	Some	Some	None	No	No	Yes	None

Features and Recreational Amenities — Current and Development Communities

										Washer &
	1 BR	2BR		3BR						dryer
						Studios/			Parking	hook-ups
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5	3BA	efficiencies	Other	Total	spaces	or units

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	55	40	110	59	—	—	—	264	470	All
Avalon Bellevue	110	—	67	—	—	25	—	202	304	All
Avalon Belltown	64	—	20	—	—	16	—	100	134	All
Avalon Brandemoor	88	109	149	78	—	—	—	424	732	All
Avalon Greenbriar	16	19	217	169	—	—	—	421	731	All
Avalon HighGrove	84	119	124	56	8	—	—	391	713	All
Avalon ParcSquare	31	26	55	5	7	—	—	124	196	All
Avalon Redmond Place	76	44	67	35	—	—	—	222	384	All
Avalon RockMeadow	28	48	86	28	16	—	—	206	308	All
Avalon WildReed	36	60	78	60	—	—	—	234	462	All
Avalon Wildwood	5	—	211	—	17	—	5	238	16	All
Avalon Wynhaven	3	42	239	13	28	—	8	333	260	All
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	124	84	—	—	—	—	—	208	210	None
Avalon at Willow Creek	99	—	136	—	—	—	—	235	240	All
Avalon Dublin	72	8	60	48	—	—	16	204	427	Most
Avalon Fremont	130	81	176	—	56	—	—	443	830	All
Avalon Pleasanton	238	—	218	—	—	—	—	456	856	All
Waterford	208	—	336	—	—	—	—	544	876	Some
San Francisco, CA
Avalon at Cedar Ridge	117	33	24	—	—	21	—	195	258	None
Avalon at Diamond Heights	90	—	49	15	—	—	—	154	155	None
Avalon at Nob Hill	114	—	25	—	—	46	—	185	104	None
Avalon at Sunset Towers	183	20	20	—	—	20	—	243	244	None
Avalon Foster City	124	123	1	—	—	40	—	288	490	None
Avalon Pacifica	58	106	56	—	—	—	—	220	299	None
Avalon Towers by the Bay	103	—	120	—	3	—	—	226	235	All
Crowne Ridge	158	68	24	—	—	4	—	254	377	Some
San Jose, CA
Avalon at Blossom Hill	90	—	210	—	24	—	—	324	562	All
Avalon at Cahill Park	118	—	94	—	6	—	—	218	283	All
Avalon at Creekside	158	128	—	—	—	8	—	294	376	None
Avalon at Foxchase	168	—	228	—	—	—	—	396	719	All
Avalon at Parkside	60	—	96	36	—	—	—	192	192	All
Avalon at Pruneyard	212	40	—	—	—	—	—	252	395	All
Avalon at River Oaks	100	—	126	—	—	—	—	226	354	All
Avalon Campbell	156	—	180	—	12	—	—	348	588	All
Avalon Cupertino	145	—	152	—	14	—	—	311	526	All
Avalon Mountain View	108	—	88	52	—	—	—	248	248	All
Avalon on the Alameda	113	—	164	—	28	—	—	305	558	All
Avalon Rosewalk I & II	168	—	264	—	24	—	—	456	648	All
Avalon Silicon Valley	338	—	336	18	15	3	—	710	1,400	All
Avalon Sunnyvale	112	10	54	—	—	44	—	220	394	Some
Avalon Towers on the Peninsula	90	—	115	—	6	—	—	211	512	All
CountryBrook	108	—	252	—	—	—	—	360	694	All
Fairway Glen	60	—	84	—	—	—	—	144	226	All
San Marino	103	—	145	—	—	—	—	248	436	All

				Large				Non-		Homes w/
				storage	Balcony,			direct	Direct	pre-wired
	Vaulted			or walk-in	patio, deck	Built-in		access	access	security
	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	All	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon Bellevue	None	Some	Some	All	All	None	No	No	No	None
Avalon Belltown	None	None	None	All	Some	None	No	No	No	Some
Avalon Brandemoor	Some	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon Greenbriar	Some	None	Most	All	All	Some	Yes	No	No	None
Avalon HighGrove	Some	None	Most	Most	All	Some	Yes	Yes	Yes	All
Avalon ParcSquare	None	None	None	All	All	None	No	No	No	All
Avalon Redmond Place	Some	None	Most	All	All	None	Yes	Yes	No	None
Avalon RockMeadow	Some	None	Most	Most	All	Some	Yes	Yes	Yes	All
Avalon WildReed	Some	None	Most	Most	All	Some	Yes	Yes	No	All
Avalon Wildwood	Some	None	Most	Some	Most	None	No	No	Yes	All
Avalon Wynhaven	Most	Some	Most	All	All	None	Yes	Yes	Yes	All
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	None	None	Most	All	All	None	Yes	No	No	None
Avalon at Willow Creek	None	None	None	All	All	None	Yes	No	No	None
Avalon Dublin	Some	None	Most	All	All	None	No	Yes	No	None
Avalon Fremont	Most	None	Some	Most	All	None	Yes	Yes	No	All
Avalon Pleasanton	Some	None	Most	All	All	None	Yes	Yes	Yes	None
Waterford	Some	None	None	All	All	None	Yes	No	No	None
San Francisco, CA
Avalon at Cedar Ridge	None	Some	None	Some	All	None	Yes	No	Yes	None
Avalon at Diamond Heights	Some	None	None	All	All	None	No	Yes	No	None
Avalon at Nob Hill	None	None	None	None	Some	Most	No	Yes	No	None
Avalon at Sunset Towers	None	None	None	None	Some	None	No	No	Yes	None
Avalon Foster City	None	None	None	Most	Most	None	Yes	No	No	None
Avalon Pacifica	None	None	Some	Some	All	None	Yes	Yes	No	None
Avalon Towers by the Bay	Some	None	Some	Half	Most	None	No	No	Yes	All
Crowne Ridge	Some	None	Some	None	All	None	Yes	No	Yes	None
San Jose, CA
Avalon at Blossom Hill	Some	None	None	Most	All	None	Yes	Yes	No	All
Avalon at Cahill Park	Some	Some	Some	Most	All	None	No	Yes	No	None
Avalon at Creekside	None	None	Some	None	Most	None	Yes	No	No	None
Avalon at Foxchase	Some	None	None	Some	All	None	Yes	No	No	None
Avalon at Parkside	Some	None	Half	All	All	Some	Yes	Yes	No	None
Avalon at Pruneyard	None	None	None	None	Half	None	Yes	Yes	No	None
Avalon at River Oaks	None	None	Most	All	All	None	No	No	Yes	None
Avalon Campbell	Some	None	None	All	All	None	Yes	Yes	No	All
Avalon Cupertino	Some	None	Some	Some	All	Some	No	Yes	No	None
Avalon Mountain View	Some	None	None	Some	All	None	Yes	No	No	None
Avalon on the Alameda	Some	None	Some	All	All	Some	No	Yes	No	All
Avalon Rosewalk I & II	Some	None	Some	Some	All	Most	Yes	Yes	No	All
Avalon Silicon Valley	Some	Some	Some	Most	All	Some	No	Yes	No	None
Avalon Sunnyvale	None	None	None	All	All	None	No	No	Yes	None
Avalon Towers on the Peninsula	None	None	None	Most	All	None	No	Yes	No	None
CountryBrook	Some	None	All	None	All	None	Yes	Yes	No	None
Fairway Glen	Some	None	None	None	All	None	Yes	No	No	Some
San Marino	Some	None	None	Most	All	None	Yes	No	No	None

Features and Recreational Amenities — Current and Development Communities

										Washer &
	1 BR	2BR		3BR						dryer
						Studios/			Parking	hook-ups
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5	3BA	efficiencies	Other	Total	spaces	or units

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	296	102	117	12	—	221	—	748	838	Some
Avalon at Warner Center	88	54	65	20	—	—	—	227	252	All
Avalon Westside Terrace	126	—	102	—	—	135	—	363	487	None
Avalon Woodland Hills	222	—	441	—	—	—	—	663	1,300	Some
The Promenade	153	—	196	51	—	—	—	400	720	Some
Orange County, CA
Amberway	114	48	48	—	—	62	—	272	454	None
Avalon at Laguna Niguel	—	—	176	—	—	—	—	176	335	None
Avalon at Pacific Bay	144	56	104	—	—	—	—	304	478	All
Avalon at South Coast	124	—	86	—	—	48		258	403	Some
Avalon Huntington Beach	—	36	324	40	—	—	—	400	790	None
Avalon Mission Viejo	94	28	44	—	—	—	—	166	250	None
Avalon Newport	44	54	—	35	—	12	—	145	235	Most
Avalon Santa Margarita	160	—	141	—	—	—	—	301	523	All
San Diego, CA
Avalon at Cortez Hill	114	—	83	—	—	97	—	294	292	None
Avalon at Mission Bay	270	9	165	—	—	120	—	564	695	None
Avalon at Mission Ridge	18	1	98	83	—	—	—	200	384	Most
Avalon at Penasquitos Hills	48	48	80	—	—	—	—	176	176	All
DEVELOPMENT COMMUNITIES
Avalon at Flanders Hill	108	—	142	30	—	—	—	280	569	All
Avalon at Gallery Place I	111	77	—	4	—	11	—	203	125	All
Avalon at Glen Cove South	112	—	91	—	—	53	—	256	458	All
Avalon at Grosvenor Station	265	33	185	13	—	1	—	497	742	All
Avalon at Mission Bay North	148	—	95	6	—	1	—	250	198	All
Avalon at Newton Highlands	90	46	92	56	4	6	—	294	540	All
Avalon at Rock Spring	178	39	133	36	—	—	—	386	678	All
Avalon at Steven’s Pond	102	—	202	22	—	—	—	326	663	All
Avalon Darien	77	—	78	32	—	—	2	189	472	All
Avalon Glendale	75	—	121	—	27	—	—	223	460	All
Avalon on Stamford Harbor	159	—	130	20	—	14	—	323	543	All
Avalon Traville Phase I	67	16	87	30	—	—	—	200	431	All

				Large				Non-		Homes w/
				storage	Balcony,			direct	Direct	pre-wired
	Vaulted			or walk-in	patio, deck	Built-in		access	access	security
	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	None	None	Some	Some	Some	None	Yes	Yes	No	None
Avalon at Warner Center	Some	None	Some	Some	All	None	Yes	No	No	None
Avalon Westside Terrace	None	None	None	None	All	Some	No	No	No	None
Avalon Woodland Hills	None	Some	None	Most	All	None	No	No	No	None
The Promenade	None	Some	All	Some	All	None	No	No	No	None
Orange County, CA
Amberway	Some	None	None	None	All	None	Yes	Yes	No	None
Avalon at Laguna Niguel	Some	None	All	None	Most	None	Yes	No	No	None
Avalon at Pacific Bay	None	None	None	Half	All	None	Yes	Yes	No	None
Avalon at South Coast	Half	None	None	Half	All	None	Yes	Yes	No	None
Avalon Huntington Beach	None	None	None	Most	Most	None	Yes	Yes	No	None
Avalon Mission Viejo	None	None	None	None	All	None	Yes	Yes	No	None
Avalon Newport	Some	None	Some	Most	Most	Some	Yes	Yes	No	None
Avalon Santa Margarita	None	None	None	None	All	None	Yes	Yes	No	None
San Diego, CA
Avalon at Cortez Hill	None	None	None	None	All	None	No	No	Yes	None
Avalon at Mission Bay	None	None	None	Some	All	None	No	Yes	No	None
Avalon at Mission Ridge	None	None	Most	Most	Most	None	No	Yes	No	None
Avalon at Penasquitos Hills	None	None	All	Some	All	All	Yes	No	No	None
DEVELOPMENT COMMUNITIES
Avalon at Flanders Hill	None	Some	Some	All	Some	None	No	Yes	Yes	All
Avalon at Gallery Place I	Some	None	None	All	Some	None	No	No	No	None
Avalon at Glen Cove South	None	None	Some	Most	Some	None	No	No	No	Some
Avalon at Grosvenor Station	Some	Some	Some	Most	All	None	No	No	Yes	All
Avalon at Mission Bay North	None	Some	None	All	Some	None	No	Yes	No	None
Avalon at Newton Highlands	Some	Some	Some	Most	Most	None	No	Yes	No	All
Avalon at Rock Spring	Some	Some	Some	Most	Most	Some	No	No	Yes	All
Avalon at Steven’s Pond	Some	Some	Some	All	All	Some	No	Yes	Yes	All
Avalon Darien	Some	Some	Some	Some	All	None	No	No	Yes	All
Avalon Glendale	None	None	Some	All	All	None	No	Yes	No	All
Avalon on Stamford Harbor	Some	Some	Some	Most	All	None	No	No	No	All
Avalon Traville Phase I	Some	Some	Some	Most	All	Some	No	Yes	Yes	None

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool

CURRENT COMMUNITIES (1)
NORTHEAST
Boston, MA
Avalon at Center Place	None	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon at Faxon Park	None	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon at Lexington	None	No	Yes	No	No	No	Yes	No	Yes	No
Avalon at Prudential Center	None	No	Yes	Yes	No	No	Yes	No	No	No
Avalon Essex	None	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon Estates	None	No	No	No	No	No	Yes	Yes	Yes	Yes
Avalon Ledges	All	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon Oaks	None	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon Oaks West	All	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon Orchards	None	No	No	No	No	No	Yes	Yes	Yes	Yes
Avalon Summit	None	No	Yes	No	No	No	Yes	No	Yes	No
Avalon West	None	No	Yes	No	No	No	Yes	No	Yes	No
Fairfield-New Haven, CT
Avalon at Greyrock Place	All	Yes	No	Yes	No	No	Yes	No	Yes	No
Avalon Corners	All	Yes	Yes	Yes	No	No	Yes	No	Yes	No
Avalon Gates	None	Yes	No	No	No	No	Yes	No	Yes	No
Avalon Glen	None	No	Yes	Yes	No	No	No	No	Yes	No
Avalon Haven	None	No	No	No	No	No	Yes	No	Yes	No
Avalon Lake	None	No	No	No	No	No	Yes	No	Yes	No
Avalon New Canaan	All	No	Yes	No	No	No	Yes	Yes	Yes	No
Avalon Springs	All	No	No	No	No	No	Yes	Yes	Yes	No
Avalon Valley	None	No	No	No	No	No	Yes	No	Yes	No
Avalon Walk I & II	None	No	No	No	Yes	No	Yes	Yes	Yes	No
Long Island, NY
Avalon Commons	All	No	Yes	No	No	No	Yes	No	Yes	No
Avalon Court	All	Yes	Yes	No	No	Yes	Yes	Yes	Yes	No
Avalon Towers	All	No	No	Yes	No	Yes	No	No	Yes	No
Northern New Jersey
Avalon at Edgewater	All	Yes	Yes	Yes	No	No	No	No	Yes	No
Avalon at Florham Park	None	No	No	No	No	No	No	No	Yes	No
Avalon Cove	All	Yes	Yes	No	No	No	Yes	Yes	Yes	No
Avalon Crest	All	Yes	Yes	No	No	No	No	No	Yes	No
The Tower at Avalon Cove	All	No	Yes	No	No	No	Yes	Yes	Yes	No
Central New Jersey
Avalon at Freehold	None	No	No	No	No	No	Yes	No	Yes	No
Avalon Run East	None	No	No	No	No	No	Yes	Yes	Yes	No
Avalon Watch	None	No	Yes	No	No	No	Yes	No	Yes	No

Indoor /
	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	court	Racquetball	center	volleyball	basketball	clubroom	center	Totlot	Concierge

CURRENT COMMUNITIES (1)
NORTHEAST
Boston, MA
Avalon at Center Place	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Faxon Park	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Lexington	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Prudential Center	No	No	No	No	No	Yes	No	No	Yes
Avalon Essex	No	No	Yes	No	No	Yes	No	No	No
Avalon Estates	No	No	Yes	No	No	No	Yes	Yes	No
Avalon Ledges	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Oaks	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Oaks West	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Orchards	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Summit	No	No	Yes	No	No	No	No	No	No
Avalon West	No	No	No	No	Yes	Yes	No	Yes	No
Fairfield-New Haven, CT
Avalon at Greyrock Place	Yes	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon Corners	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Gates	No	Yes	Yes	Yes	Yes	Yes	No	Yes	No
Avalon Glen	No	Yes	Yes	No	No	Yes	No	No	Yes
Avalon Haven	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Lake	No	No	Yes	No	No	No	No	No	No
Avalon New Canaan	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Springs	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Valley	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Walk I & II	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Long Island, NY
Avalon Commons	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Court	No	Yes	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Towers	No	No	Yes	No	No	Yes	No	No	Yes
Northern New Jersey
Avalon at Edgewater	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Florham Park	No	No	Yes	No	No	Yes	No	No	No
Avalon Cove	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Crest	No	No	Yes	No	Yes	Yes	Yes	No	No
The Tower at Avalon Cove	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes
Central New Jersey
Avalon at Freehold	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Run East	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Watch	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool

New York, NY
Avalon Riverview I	All	Yes	Yes	No	No	No	Yes	Yes	No	No
Avalon Gardens	All	No	No	No	No	No	Yes	No	Yes	No
Avalon Green	All	No	No	No	No	No	No	No	Yes	No
Avalon on the Sound	All	Yes	Yes	No	No	No	Yes	Yes	Yes	No
Avalon View	None	No	No	No	No	No	Yes	No	Yes	No
Avalon Willow	All	Yes	Yes	Yes	No	No	Yes	No	Yes	No
The Avalon	All	No	Yes	Yes	No	No	No	No	No	No
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	None	No	No	No	No	Yes	Yes	No	Yes	No
Avalon at Symphony Glen	None	No	No	No	No	Yes	Yes	Yes	Yes	No
Avalon Landing	None	No	No	No	No	Yes	Yes	Yes	Yes	No
Washington, DC
4100 Massachusetts Avenue	None	Yes	Yes	Yes	No	No	No	Yes	Yes	No
AutumnWoods	None	No	No	No	No	Yes	Yes	Yes	Yes	No
Avalon at Arlington Square I	None	No	Yes	No	No	No	Yes	No	Yes	No
Avalon at Arlington Square II	All	No	Yes	No	No	No	Yes	No	Yes	No
Avalon at Ballston — Vermont & Quincy Towers	None	Yes	Yes	Yes	No	No	Yes	No	Yes	Yes
Avalon at Ballston — Washington Towers	None	Yes	Yes	Yes	No	No	Yes	No	Yes	No
Avalon at Cameron Court	All	Yes	No	No	Yes	Yes	Yes	No	Yes	Yes
Avalon at Decoverly	None	No	No	No	No	Yes	Yes	Yes	Yes	No
Avalon at Dulles	None	No	No	No	No	Yes	No	Yes	Yes	Yes
Avalon at Fair Lakes	None	Yes	No	No	No	Yes	Yes	No	Yes	No
Avalon at Fox Mill	None	No	No	No	No	Yes	Yes	No	Yes	No
Avalon at Providence Park	None	No	No	No	No	Yes	No	No	Yes	No
Avalon Crescent	None	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No
Avalon Crossing	None	Yes	No	No	No	Yes	Yes	No	Yes	No
Avalon Fields I & II	All	No	No	No	No	Yes	Yes	No	Yes	No
Avalon Knoll	None	No	Yes	No	No	Yes	Yes	Yes	Yes	No
MIDWEST
Chicago, IL
200 Arlington Place	None	No	Yes	No	No	No	No	No	Yes	No
Avalon at Danada Farms	None	No	No	No	No	No	No	No	Yes	No
Avalon at Stratford Green	None	No	No	No	No	Yes	Yes	Yes	Yes	No
Avalon at West Grove	None	No	Yes	No	No	No	Yes	No	Yes	Yes
Minneapolis, MN
Avalon at Devonshire	None	No	Yes	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Edinburgh	None	No	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon at Town Centre	None	No	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon at Town Square	None	No	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon at Woodbury	None	No	No	No	No	No	No	Yes	Yes	No

Indoor /
	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	court	Racquetball	center	volleyball	basketball	clubroom	center	Totlot	Concierge

New York, NY
Avalon Riverview I	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Gardens	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes
Avalon Green	No	No	No	Yes	No	Yes	No	No	No
Avalon on the Sound	No	No	Yes	No	Yes	Yes	Yes	No	Yes
Avalon View	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Willow	No	Yes	Yes	No	No	Yes	Yes	No	Yes
The Avalon	No	No	Yes	No	No	Yes	Yes	No	Yes
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon at Symphony Glen	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Landing	No	No	Yes	No	No	Yes	No	No	No
Washington, DC
4100 Massachusetts Avenue	No	No	Yes	No	No	Yes	No	No	No
AutumnWoods	Yes	No	Yes	Yes	Yes	Yes	No	Yes	No
Avalon at Arlington Square I	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Arlington Square II	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Ballston — Vermont & Quincy Towers	No	No	Yes	No	No	Yes	No	No	No
Avalon at Ballston — Washington Towers	Yes	No	Yes	No	No	Yes	No	No	Yes
Avalon at Cameron Court	No	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Decoverly	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon at Dulles	Yes	No	Yes	No	No	Yes	No	No	No
Avalon at Fair Lakes	Yes	No	Yes	No	No	Yes	Yes	No	No
Avalon at Fox Mill	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Providence Park	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Crescent	No	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon Crossing	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Fields I & II	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Knoll	Yes	No	Yes	No	Yes	No	No	Yes	No
MIDWEST
Chicago, IL
200 Arlington Place	No	No	Yes	No	No	Yes	No	No	No
Avalon at Danada Farms	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Stratford Green	No	No	No	No	No	Yes	No	No	Yes
Avalon at West Grove	No	Yes	Yes	No	No	Yes	Yes	Yes	No
Minneapolis, MN
Avalon at Devonshire	Yes	No	Yes	No	No	Yes	No	No	No
Avalon at Edinburgh	No	No	Yes	No	No	Yes	No	No	No
Avalon at Town Centre	Yes	No	Yes	Yes	No	Yes	No	Yes	No
Avalon at Town Square	Yes	No	Yes	Yes	No	Yes	No	Yes	No
Avalon at Woodbury	No	No	Yes	No	No	No	No	No	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	All	Yes	No	No	No	No	Yes	Yes	Yes	Yes
Avalon Bellevue	None	No	Yes	Yes	No	No	No	No	No	No
Avalon Belltown	None	Yes	Yes	Yes	No	No	No	No	No	No
Avalon Brandemoor	All	No	No	No	No	No	Yes	No	Yes	Yes
Avalon Greenbriar	None	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon HighGrove	None	No	No	No	No	No	No	No	Yes	Yes
Avalon ParcSquare	None	Yes	Yes	Yes	No	No	No	Yes	No	No
Avalon Redmond Place	None	No	No	No	No	Yes	No	Yes	Yes	Yes
Avalon RockMeadow	None	No	No	No	No	No	Yes	No	Yes	Yes
Avalon WildReed	None	No	No	No	No	No	Yes	Yes	Yes	Yes
Avalon Wildwood	All	No	No	No	No	No	No	Yes	Yes	Yes
Avalon Wynhaven	None	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	None	Yes	No	No	No	No	No	No	Yes	No
Avalon at Willow Creek	Some	Yes	No	No	No	Yes	Yes	No	Yes	Yes
Avalon Dublin	None	No	No	No	No	Yes	Yes	No	Yes	Yes
Avalon Fremont	All	No	No	Yes	Yes	Yes	No	No	Yes	Yes
Avalon Pleasanton	None	No	No	No	No	Yes	No	No	Yes	Yes
Waterford	Some	Yes	No	No	No	Yes	No	No	Yes	Yes
San Francisco, CA
Avalon at Cedar Ridge	None	No	No	No	No	No	No	No	Yes	Yes
Avalon at Diamond Heights	None	No	Yes	Yes	No	No	No	No	Yes	Yes
Avalon at Nob Hill	None	Yes	Yes	Yes	No	No	Yes	No	No	No
Avalon at Sunset Towers	All	Yes	Yes	Yes	No	Yes	Yes	No	No	No
Avalon Foster City	Some	No	No	No	No	Yes	No	Yes	Yes	No
Avalon Pacifica	None	No	No	No	No	No	No	No	Yes	No
Avalon Towers by the Bay	None	Yes	Yes	Yes	No	No	No	No	No	Yes
Crowne Ridge	None	No	No	Yes	No	No	No	Yes	Yes	Yes
San Jose, CA
Avalon at Blossom Hill	None	Yes	Yes	No	No	Yes	No	No	Yes	Yes
Avalon at Cahill Park	All	Yes	Yes	Yes	Yes	No	No	No	Yes	Yes
Avalon at Creekside	Some	No	No	No	No	No	Yes	Yes	Yes	No
Avalon at Foxchase	None	No	No	Yes	No	Yes	No	No	Yes	Yes
Avalon at Parkside	None	No	No	Yes	No	No	Yes	No	Yes	Yes
Avalon at Pruneyard	None	No	No	No	No	No	Yes	No	Yes	Yes
Avalon at River Oaks	None	No	No	No	No	No	Yes	No	Yes	Yes
Avalon Campbell	Some	Yes	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes
Avalon Cupertino	None	Yes	Yes	Yes	No	No	No	No	Yes	Yes
Avalon Mountain View	None	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon on the Alameda	All	Yes	Yes	Yes	No	No	No	No	Yes	Yes
Avalon Rosewalk I & II	None	Yes	No	No	Yes	No	Yes	Yes	Yes	Yes
Avalon Silicon Valley	Some	Yes	Yes	Yes	Yes	No	Yes	No	Yes	Yes
Avalon Sunnyvale	None	No	No	Yes	Yes	Yes	Yes	No	Yes	Yes
Avalon Towers on the Peninsula	All	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes
CountryBrook	None	Yes	No	No	No	Yes	No	No	Yes	Yes
Fairway Glen	Some	No	No	No	No	Yes	Yes	No	Yes	Yes
San Marino	None	Yes	No	No	No	Yes	No	No	Yes	Yes

Indoor /
	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	court	Racquetball	center	volleyball	basketball	clubroom	center	Totlot	Concierge

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Bellevue	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Belltown	No	No	Yes	No	No	Yes	No	No	No
Avalon Brandemoor	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Greenbriar	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon HighGrove	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon ParcSquare	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Redmond Place	No	No	Yes	No	No	Yes	No	Yes	No
Avalon RockMeadow	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon WildReed	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Wildwood	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Wynhaven	No	No	Yes	No	Yes	Yes	Yes	Yes	No
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	No	No	Yes	No	No	No	No	No	No
Avalon at Willow Creek	No	No	Yes	No	No	No	No	No	No
Avalon Dublin	No	No	Yes	Yes	Yes	No	Yes	No	No
Avalon Fremont	No	No	Yes	No	No	Yes	No	No	No
Avalon Pleasanton	No	No	Yes	No	Yes	No	Yes	Yes	No
Waterford	No	No	Yes	No	Yes	No	No	Yes	No
San Francisco, CA
Avalon at Cedar Ridge	No	No	Yes	No	No	Yes	No	No	No
Avalon at Diamond Heights	No	No	Yes	No	No	Yes	No	No	No
Avalon at Nob Hill	No	No	Yes	No	No	No	No	No	Yes
Avalon at Sunset Towers	No	No	No	No	No	No	No	No	No
Avalon Foster City	No	No	No	No	No	Yes	No	Yes	No
Avalon Pacifica	No	No	Yes	No	No	No	No	No	No
Avalon Towers by the Bay	No	No	Yes	No	No	Yes	Yes	No	Yes
Crowne Ridge	No	No	Yes	No	No	No	Yes	No	No
San Jose, CA
Avalon at Blossom Hill	No	No	Yes	No	No	No	Yes	No	No
Avalon at Cahill Park	No	No	Yes	No	No	Yes	Yes	No	No
Avalon at Creekside	Yes	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Foxchase	No	No	Yes	No	No	No	No	No	No
Avalon at Parkside	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Pruneyard	No	No	Yes	Yes	Yes	No	Yes	No	No
Avalon at River Oaks	No	No	Yes	No	No	No	Yes	No	No
Avalon Campbell	No	No	Yes	Yes	No	No	Yes	Yes	No
Avalon Cupertino	No	No	Yes	No	No	No	Yes	No	No
Avalon Mountain View	No	No	Yes	No	No	No	Yes	Yes	No
Avalon on the Alameda	No	No	Yes	No	No	No	No	No	No
Avalon Rosewalk I & II	No	No	Yes	No	No	No	Yes	No	No
Avalon Silicon Valley	Yes	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Sunnyvale	No	No	Yes	No	No	No	Yes	Yes	No
Avalon Towers on the Peninsula	No	No	Yes	No	No	No	No	No	Yes
CountryBrook	No	No	Yes	No	No	No	No	No	No
Fairway Glen	No	No	Yes	No	No	No	No	Yes	No
San Marino	No	No	Yes	No	No	No	No	Yes	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	None	No	Yes	No	No	No	Yes	No	Yes	No
Avalon at Warner Center	None	Yes	Yes	No	No	No	No	No	Yes	Yes
Avalon Westside Terrace	None	Yes	Yes	Yes	No	No	No	No	Yes	Yes
Avalon Woodland Hills	None	Yes	No	Yes	No	No	No	No	Yes	Yes
The Promenade	None	Yes	Yes	Yes	No	No	Yes	No	Yes	Yes
Orange County, CA
Amberway	None	Yes	No	No	No	No	No	No	Yes	Yes
Avalon at Laguna Niguel	None	No	No	Yes	No	No	No	No	Yes	Yes
Avalon at Pacific Bay	None	Yes	No	No	No	No	No	No	Yes	Yes
Avalon at South Coast	None	Yes	No	No	No	Yes	No	No	Yes	Yes
Avalon Huntington Beach	None	Yes	No	No	No	No	Yes	No	Yes	Yes
Avalon Mission Viejo	None	Yes	No	No	No	No	No	Yes	Yes	Yes
Avalon Newport	None	No	No	No	No	Yes	No	No	Yes	Yes
Avalon Santa Margarita	None	No	No	No	No	No	Yes	Yes	Yes	Yes
San Diego, CA
Avalon at Cortez Hill	All	Yes	Yes	No	No	No	No	Yes	Yes	Yes
Avalon at Mission Bay	None	Yes	Yes	Yes	Yes	Yes	No	No	Yes	Yes
Avalon at Mission Ridge	Some	No	No	No	No	No	Yes	No	Yes	Yes
Avalon at Penasquitos Hills	None	No	No	No	No	No	Yes	Yes	Yes	Yes
DEVELOPMENT COMMUNITIES
Avalon at Flanders Hill	All	No	Yes	No	No	No	Yes	No	Yes	Yes
Avalon at Gallery Place I	All	Yes	Yes	Yes	No	No	No	No	No	No
Avalon at Glen Cove South	Some	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No
Avalon at Grosvenor Station	All	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon at Mission Bay North	All	Yes	Yes	Yes	Yes	No	No	No	No	No
Avalon at Newton Highlands	All	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes
Avalon at Rock Spring	None	No	Yes	No	No	No	Yes	No	Yes	No
Avalon at Steven’s Pond	All	No	Yes	No	Yes	No	Yes	No	Yes	Yes
Avalon Darien	None	No	No	No	No	No	Yes	Yes	Yes	No
Avalon Glendale	None	Yes	Yes	Yes	No	No	No	No	Yes	No
Avalon on Stamford Harbor	All	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon Traville Phase I	None	No	Yes	No	No	No	Yes	Yes	Yes	No

Indoor /
	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	court	Racquetball	center	volleyball	basketball	clubroom	center	Totlot	Concierge

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	No	No	Yes	No	No	No	Yes	No	No
Avalon at Warner Center	Yes	No	Yes	No	No	No	Yes	No	No
Avalon Westside Terrace	Yes	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Woodland Hills	No	No	Yes	No	No	No	Yes	No	No
The Promenade	No	No	Yes	No	No	Yes	Yes	Yes	No
Orange County, CA
Amberway	No	No	Yes	No	No	No	No	No	No
Avalon at Laguna Niguel	No	No	Yes	No	No	No	No	Yes	No
Avalon at Pacific Bay	No	No	Yes	No	No	No	Yes	Yes	No
Avalon at South Coast	Yes	No	Yes	Yes	No	Yes	Yes	No	No
Avalon Huntington Beach	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Mission Viejo	No	No	Yes	No	No	No	Yes	No	No
Avalon Newport	No	No	Yes	No	No	No	Yes	No	No
Avalon Santa Margarita	No	No	Yes	No	No	No	No	Yes	No
San Diego, CA
Avalon at Cortez Hill	Yes	No	Yes	No	No	Yes	Yes	No	No
Avalon at Mission Bay	Yes	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Mission Ridge	No	No	Yes	No	No	No	No	Yes	No
Avalon at Penasquitos Hills	Yes	Yes	Yes	Yes	No	No	Yes	Yes	No
DEVELOPMENT COMMUNITIES
Avalon at Flanders Hill	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Gallery Place I	No	No	Yes	No	No	No	Yes	No	Yes
Avalon at Glen Cove South	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Grosvenor Station	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Mission Bay North	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Newton Highlands	No	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon at Rock Spring	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon at Steven’s Pond	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Darien	No	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon Glendale	No	No	Yes	No	No	Yes	Yes	No	No
Avalon on Stamford Harbor	No	Yes	Yes	No	Yes	Yes	Yes	No	Yes
Avalon Traville Phase I	No	No	Yes	No	Yes	Yes	Yes	Yes	No

(1)	For the purpose of this table, Current Communities excludes communities held by unconsolidated real estate joint ventures.

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

			Total
		Number of	budgeted			Estimated	Estimated
		apartment	cost (1)	Construction	Initial	completion	stabilization
		homes	($ millions)	start	occupancy (2)	date	date (3)

1.	Avalon on Stamford Harbor Stamford, CT	323	$60.7	Q3 2000	Q1 2002	Q1 2003	Q3 2003
2.	Avalon at Mission Bay North San Francisco, CA	250	79.5	Q1 2001	Q4 2002	Q2 2003	Q4 2003
3.	Avalon at Flanders Hill Westborough, MA	280	38.4	Q3 2001	Q2 2002	Q1 2003	Q3 2003
4.	Avalon at Rock Spring (4) North Bethesda, MD	386	45.9	Q4 2001	Q4 2002	Q3 2003	Q1 2004
5.	Avalon at Gallery Place I (5) Washington, DC	203	50.0	Q4 2001	Q2 2003	Q4 2003	Q2 2004
6.	Avalon Glendale Glendale, CA	223	40.4	Q1 2002	Q2 2003	Q1 2004	Q3 2004
7.	Avalon at Grosvenor Station (6) North Bethesda, MD	499	82.3	Q1 2002	Q3 2003	Q4 2004	Q2 2005
8.	Avalon at Newton Highlands (6) Newton, MA	294	58.7	Q2 2002	Q3 2003	Q1 2004	Q3 2004
9.	Avalon at Glen Cove South Glen Cove, NY	256	62.0	Q3 2002	Q1 2004	Q2 2004	Q4 2004
10.	Avalon at Steven’s Pond Saugus, MA	326	55.4	Q3 2002	Q2 2003	Q2 2004	Q4 2004
11.	Avalon Darien Darien, CT	189	43.6	Q4 2002	Q4 2003	Q3 2004	Q1 2005
12.	Avalon Traville Phase I North Potomac, MD	200	28.8	Q4 2002	Q4 2003	Q2 2004	Q4 2004

	Total	3,429	$645.7

(1)	Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, determined in accordance with generally accepted accounting principles (“GAAP”), including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the first full quarter of 95% or greater physical occupancy after completion of construction.

(4)	This community is owned by a limited liability company in which we are a majority equity holder. The costs reflected above exclude construction and management fees due to us. This limited liability company is consolidated for financial reporting purposes.

(5)	The total budgeted cost for this community is net of approximately $4,000,000 of proceeds that we estimate we will receive upon the sale of transferable development rights associated with the development of the community. These rights do not become transferable until construction completion and there can be no assurance that the projected amount of proceeds will be achieved.

(6)	The community is owned by a DownREIT partnership in which one of our wholly-owned subsidiaries is the general partner with a majority equity interest. This partnership is consolidated for financial reporting purposes.

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

The following presents a summary of these Redevelopment Communities:

			Total cost
			($ millions)
		Number of					Estimated
		apartment	Acquisition	Total budgeted	Reconstruction	Reconstruction	restabilized
		homes	cost (1)	cost (2)	start	completion (3)	operations (4)

1.	4100 Massachusetts Avenue Washington, DC	308	$35.7	$43.3	Q4 2002	Q2 2004	Q4 2004
2.	Avalon at Prudential Center Boston, MA	781	133.9	154.5	Q4 2000	Q1 2003	Q3 2003

	Total	1,089	$169.6	$197.8

(1)	Acquisition cost includes capital expenditures subsequent to acquisition unrelated to redevelopment.

(2)	Total budgeted cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(3)	Reconstruction completion dates are estimates.

(4)	Restabilized operations is defined as the first full quarter of 95% or greater physical occupancy after completion of reconstruction.

Development Rights

As of February 1, 2003, we are considering the development of 38 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest, or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for 11 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 9,950 upscale apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At December 31, 2002, there were cumulative net capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs and net of an allowance for abandoned pursuit costs) of $31,461,000 relating to Development Rights. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $78,688,000 are reflected as land held for development on the accompanying Consolidated Balance Sheets as of December 31, 2002. These land costs include $19,939,000 associated with two land parcels that were determined not likely to proceed to development and were planned for disposition as of December 31, 2002.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however we cannot guarantee a recovery. To recognize the possibility of such loss, we recognize a charge to expense to provide an allowance for potentially unrecoverable capitalized pre-development costs related to these Development Rights. The determination of a charge to expense relative to Development Rights involves management judgment regarding the probability that a Development Right will not proceed to development. The amount charged to expense and reflected in operating expenses in the accompanying Consolidated Financial Statements related to possible abandoned Development Rights was $2,800,000 and $2,200,000 for the years ended December 31, 2002 and 2001, respectively.

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

To achieve this increased concentration, we sell assets that do not meet our long-term investment criteria and redeploy the proceeds from those sales to develop and redevelop communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a nontaxable, like-kind exchange transaction. We sold one community, totaling 277 apartment homes, during the period from January 1, 2002 through February 1, 2003. Net proceeds from the sale of this asset were $78,454,000.

Land Acquisitions and Leases for New Developments. We carefully select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2002, we acquired the following land parcels which are currently held for future development:

			Estimated	Total
			number	budgeted
		Gross	of apartment	cost (1)	Date	Construction	Construction
		acres	homes	($ millions)	acquired	start (2)	completion (2)

1.	Avalon at Pinehills Phase I Plymouth, MA	6.0	98	$21	September 2002	Q3 2003	Q3 2004
2.	Avalon at Milford Phase I Milford, CT	22.0	246	37	December 2002	Q3 2003	Q4 2004
3.	Avalon Traville Phase II North Potomac, MD	42.0	320	46	October 2002	Q1 2004	Q2 2005
4.	Avalon at Faxon West Quincy, MA	14.4	156	24	July 2002	Q1 2004	Q1 2005
5.	Avalon Camarillo Camarillo, CA	9.6	249	43	November 2002	Q2 2004	Q4 2005

	Total	94.0	1,069	$171

(1)	Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with GAAP.

(2)	Future construction start and completion dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

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

ITEM 3. LEGAL PROCEEDINGS

We are from time to time subject to claims and administrative proceedings arising in the ordinary course of business. Some of these claims and proceedings are expected to be covered by liability insurance. The following matter, for which, based on the advice of counsel, we believe we have meritorious defenses and are therefore vigorously defending against, is not covered by liability insurance. However, outstanding litigation matters, individually and in the aggregate, including the matter described below, are not expected to have a material adverse effect on our business or financial condition.

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

	For the year ended

	12-31-02	12-31-01	12-31-00	12-31-99	12-31-98

Revenue:
Rental income	$604,411	$602,916	$539,269	$475,311	$347,857
Management fees	1,355	1,325	1,051	1,176	1,377
Other income	7,110	2,953	401	236	81

Total revenue	612,876	607,194	540,721	476,723	349,315

Expenses:
Operating expenses, excluding property taxes	169,268	152,593	133,857	127,444	97,973
Property taxes	53,790	48,742	43,607	39,976	29,077
Interest expense	120,559	102,069	81,973	73,337	53,179
Depreciation expense	138,080	123,007	115,338	103,443	72,932
General and administrative expense	14,332	15,224	13,013	9,592	9,124
Non-recurring items	—	—	—	16,782	—
Impairment loss	6,800	—	—	—	—

Total expenses	502,829	441,635	387,788	370,574	262,285

Equity in income of unconsolidated entities	55	856	2,428	2,867	2,638
Interest income	3,978	6,823	4,764	7,362	3,508
Minority interest in consolidated partnerships	(1,771)	161	(1,086)	(1,231)	(1,373)

Income before gain on sale of communities and extraordinary item	112,309	173,399	159,039	115,147	91,803
Gain on sale of communities	—	62,852	40,779	47,093	25,270

Income from continuing operations before extraordinary item	112,309	236,251	199,818	162,240	117,073

Discontinued operations:
Income from discontinued operations	12,416	12,746	10,786	10,036	6,707
Gain on sale of communities	48,893	—	—	—	—

Total discontinued operations	61,309	12,746	10,786	10,036	6,707

Income before extraordinary item	173,618	248,997	210,604	172,276	123,780
Extraordinary item	—	—	—	—	(245)

Net income	173,618	248,997	210,604	172,276	123,535
Dividends attributable to preferred stock	(17,896)	(32,497)	(39,779)	(39,779)	(28,132)

Net income available to common stockholders	$155,722	$216,500	$170,825	$132,497	$95,403

Per Common Share and Share Information:

Earnings per common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$1.37	$3.00	$2.42	$1.89	$1.76
Discontinued operations	$0.89	$0.19	$0.16	$0.16	$0.13
Net income available to common stockholders	$2.26	$3.19	$2.58	$2.05	$1.89
Weighted average common shares outstanding	68,772,139	67,842,752	66,309,707	64,724,799	50,387,258

Earnings per common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$1.35	$2.93	$2.36	$1.87	$1.74
Discontinued operations	$0.88	$0.19	$0.17	$0.16	$0.14
Net income available to common stockholders	$2.23	$3.12	$2.53	$2.03	$1.88
Weighted average common shares and DownREIT units outstanding	70,674,211	69,781,719	68,140,998	66,110,664	51,771,247
Cash dividends declared	$2.80	$2.56	$2.24	$2.06	$2.04

	For the year ended

	12-31-02	12-31-01	12-31-00	12-31-99	12-31-98

Other Information:
Net income	$173,618	$248,997	$210,604	$172,276	$123,535
Depreciation — continuing operations	138,080	123,007	115,338	103,443	72,932
Depreciation — discontinued operations	6,397	7,072	7,272	6,316	4,442
Interest expense — continuing operations	120,559	102,069	81,973	73,337	53,179
Interest expense — discontinued operations	823	1,134	1,636	1,362	1,471
Interest income	(3,978)	(6,823)	(4,764)	(7,362)	(3,508)

EBITDA (1)	$435,499	$475,456	$412,059	$349,372	$252,051

Funds from Operations (2)	$258,210	$283,293	$252,013	$196,058	$148,487
Number of Current Communities (3)	137	126	126	122	127
Number of apartment homes	40,179	37,228	37,147	36,008	37,911

Balance Sheet Information:
Real estate, before accumulated depreciation	$5,369,453	$4,837,869	$4,535,969	$4,266,426	$4,006,456
Total assets	$4,950,835	$4,664,289	$4,397,255	$4,154,662	$4,005,013
Notes payable and unsecured credit facilities	$2,471,163	$2,082,769	$1,729,924	$1,593,647	$1,484,371

Cash Flow Information:
Net cash flows provided by operating activities	$307,810	$320,528	$302,083	$251,779	$192,339
Net cash flows used in investing activities	$(440,331)	$(270,406)	$(258,155)	$(236,687)	$(566,516)
Net cash flows provided by (used in) financing activities	$72,543	$(34,444)	$5,685	$(16,361)	$376,345

Notes to Selected Financial Data

(1)	EBITDA is defined by us as earnings before interest income and expense, income taxes, depreciation and amortization from both continuing and discontinued operations. Management generally considers EBITDA to be an appropriate supplemental measure to net income of our operating performance because it helps investors to understand our ability to incur and service debt and to make capital expenditures. EBITDA should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles, or “GAAP”), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of EBITDA may not be comparable to EBITDA as calculated by other companies.

(2)	We generally consider Funds from Operations, or FFO, to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that to gain a clear understanding of our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report. Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® , we calculate FFO as:

•	net income or loss computed in accordance with GAAP, except that excluded from net income or loss are gains or losses on sales of property, impairment losses on planned dispositions and extraordinary gains or losses (as defined by GAAP);

•	plus depreciation of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures.

FFO does not represent net income in accordance with GAAP, and therefore it should not be considered as an alternative to net income, which remains the primary measure, as an indication of performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO. Calculations for FFO are presented below:

	For the year ended

	12-31-02	12-31-01	12-31-00	12-31-99	12-31-98

Net income	$173,618	$248,997	$210,604	$172,276	$123,535
Dividends attributable to preferred stock	(17,896)	(32,497)	(39,779)	(39,779)	(28,132)
Depreciation — real estate assets	135,262	119,912	112,144	101,612	71,172
Depreciation — discontinued operations	6,397	7,072	7,272	6,316	4,442
Joint venture adjustments	1,321	1,102	792	751	725
Minority interest expense — continuing operations	802	801	937	1,231	1,373
Minority interest expense — discontinued operations	799	758	822	744	397
Gain on sale of communities, net of impairment loss on planned dispositions	(42,093)	(62,852)	(40,779)	(47,093)	(25,270)
Extraordinary items	—	—	—	—	245

Funds from Operations	$258,210	$283,293	$252,013	$196,058	$148,487

FFO also does not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. A presentation of GAAP based cash flow metrics is as follows:

Net cash provided by operating activities	$307,810	$320,528	$302,083	$251,779	$192,339

Net cash used in investing activities	$(440,331)	$(270,406)	$(258,155)	$(236,687)	$(566,516)

Net cash provided by (used in) financing activities	$72,543	$(34,444)	$5,685	$(16,361)	$376,345

(3)	Current Communities consist of all communities other than those which are still under construction and have not received a final certificate of occupancy.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-K/A, including the footnotes to our Consolidated Financial Statements which immediately follow, contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “will” and other similar expressions in this Form 10-K/A, that predict or indicate future events and trends or that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

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

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development (“Development Communities”), and Development Rights (i.e., land or land options held for development), as further described in Item 2 of this report. Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities. Established Communities are generally operating communities that were owned and had stabilized occupancy and costs as of the beginning of the prior year. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and costs as of the beginning of the current year, but had not achieved stabilization as of the beginning of the prior year. Lease-Up Communities consist of communities where construction is complete but stabilization has not been achieved. Redevelopment Communities consist of communities where substantial redevelopment is in progress or is planned to begin during the current year. A more detailed description of these categories and operating performance information can be found in Note 9, “Segment Reporting,” in our Consolidated Financial Statements included in this report. In addition, although each of these categories is important to our business, we generally evaluate overall operating, industry and market trends based on the operating results of our Established Communities, for which a detailed discussion can be found in “Results of Operations” as part of our discussion of overall operating results. We evaluate our current and future cash needs and future operating potential based on acquisition, disposition, development, redevelopment and financing activities within Other Stabilized, Redevelopment and Development Communities, for which detailed discussions can be found in “Liquidity and Capital Resources” and “Future Financing and Capital Needs.”

On December 31, 2002, we owned or had an ownership interest in these categories as follows:

	Number of	Number of
	communities	apartment homes

Current Communities
Established Communities:
Northeast	27	7,196
Mid-Atlantic	18	5,154
Midwest	4	1,296
Pacific Northwest	3	907
Northern California	29	8,601
Southern California	10	3,004

Total Established	91	26,158

Other Stabilized Communities:
Northeast	11	3,040
Mid-Atlantic	2	960
Midwest	—	—
Pacific Northwest	8	2,152
Northern California	2	499
Southern California	5	1,890

Total Other Stabilized	28	8,541

Held for Sale Communities (1)	7	2,091
Lease-Up Communities	9	2,300
Redevelopment Communities	2	1,089

Total Current Communities	137	40,179

Development Communities	12	3,429

Development Rights	38	9,950

(1)	Represents assets sold or transferred to held for sale during the period January 1, 2003 through March 31, 2003.

Results of Operations and Funds From Operations

A comparison of our operating results for the years 2002, 2001 and 2000 follows (dollars in thousands):

			Change				Change

	2002	2001	$	%	2001	2000	$	%

Revenue:
Rental income	$604,411	$602,916	$1,495	0.2%	$602,916	$539,269	$63,647	11.8%
Management fees	1,355	1,325	30	2.3%	1,325	1,051	274	26.1%
Other income	7,110	2,953	4,157	140.8%	2,953	401	2,552	636.4%

Total revenue	612,876	607,194	5,682	0.9%	607,194	540,721	66,473	12.3%

Expenses:
Direct property operating expenses,	137,105	119,626	17,479	14.6%	119,626	105,746	13,880	13.1%
excluding property taxes
Property taxes	53,790	48,742	5,048	10.4%	48,742	43,607	5,135	11.8%

Total community operating expenses	190,895	168,368	22,527	13.4%	168,368	149,353	19,015	12.7%

Net operating income	421,981	438,826	(16,845)	(3.8%)	438,826	391,368	47,458	12.1%
Corporate-level property management and other indirect operating expenses	32,163	32,967	(804)	(2.4%)	32,967	28,111	4,856	17.3%
Interest expense	120,559	102,069	18,490	18.1%	102,069	81,973	20,096	24.5%
Depreciation expense	138,080	123,007	15,073	12.3%	123,007	115,338	7,669	6.6%
General and administrative expense	14,332	15,224	(892)	(5.9%)	15,224	13,013	2,211	17.0%
Impairment loss	6,800	—	6,800	100.0%	—	—	—	—

Total other expenses	311,934	273,267	38,667	14.1%	273,267	238,435	34,832	14.6%

Equity in income of unconsolidated entities	55	856	(801)	(93.6%)	856	2,428	(1,572)	(64.7%)
Interest income	3,978	6,823	(2,845)	(41.7%)	6,823	4,764	2,059	43.2%
Minority interest in consolidated partnerships	(1,771)	161	(1,932)	(1,200.0%)	161	(1,086)	1,247	(114.8%)

Income before gain on sale of communities	112,309	173,399	(61,090)	(35.2%)	173,399	159,039	14,360	9.0%
Gain on sale of communities	—	62,852	(62,852)	(100.0%)	62,852	40,779	22,073	54.1%

Income from continuing operations	112,309	236,251	(123,942)	(52.5%)	236,251	199,818	36,433	18.2%
Discontinued operations:
Income from discontinued operations	12,416	12,746	(330)	(2.6%)	12,746	10,786	1,960	18.2%
Gain on sale of communities	48,893	—	48,893	100.0%	—	—	—	—

Total discontinued operations	61,309	12,746	48,563	381.0%	12,746	10,786	1,960	18.2%

Net income	173,618	248,997	(75,379)	(30.3%)	248,997	210,604	38,393	18.2%
Dividends attributable to preferred stock	(17,896)	(32,497)	14,601	(44.9%)	(32,497)	(39,779)	7,282	(18.3%)

Net income available to common stockholders	$155,722	$216,500	$(60,778)	(28.1%)	$216,500	$170,825	$45,675	26.7%

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

Net operating income (“NOI”) is defined by us as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, depreciation expense, gain on sale of communities, impairment losses and income from discontinued operations. We believe that NOI is an appropriate supplemental measure to net income of our operating performance because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level property management overhead or general and administrative costs. This is more reflective of the operating performance of a community, and allows for an easier comparison of the operating performance of single assets or groups of assets. In addition, because prospective buyers of real estate have different overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. NOI does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”). Therefore, it should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, NOI is not necessarily indicative of cash available to fund cash needs. A calculation of NOI, along with a reconciliation to net income, is provided in the preceding table.

The NOI decrease of $16,845,000 for the year ended December 31, 2002 and the increase of $47,458,000 for the year ended December 31, 2001 as compared to the prior years consist of changes in the following categories:

	2002	2001
	Increase (Decrease)	Increase (Decrease)

Established Communities	$(36,410,000)	$21,220,000
Other Stabilized Communities	(405,000)	13,254,000
Development and Redevelopment Communities	19,138,000	12,919,000
Non-allocated	832,000	65,000

Total NOI	$(16,845,000)	$47,458,000

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

Overall Portfolio – The weighted average number of occupied apartment homes increased to 32,708 apartment homes for 2002 compared to 32,155 apartment homes for 2001 and 31,662 in 2000. This change in 2002 is primarily the result of increased homes available from acquired and newly developed communities, offset by occupancy declines related to the weakened demand in certain of our submarkets. The weighted average monthly revenue per occupied apartment home decreased to $1,539 in 2002 compared to $1,562 in 2001 and $1,418 in 2000.

Established Communities – Rental revenue decreased $30,184,000 (6.3%) in 2002 and increased by $25,424,000 (6.7%) in 2001. The decrease in 2002 is due to both declining effective rental rates and declining economic occupancy. The increase in 2001 is due to market conditions during the year that allowed for higher average rents partially offset by lower economic occupancy. For 2002, the weighted average monthly revenue per occupied apartment home decreased (4.3%) to $1,537 compared to $1,607 for 2001, partially due to increased concessions granted in 2002. The average economic occupancy decreased from 95.5% in 2001 to 93.5% for 2002. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at contract rates and vacant homes at market rents.

Although most of our markets have experienced weak demand, we have observed the most significant declines in average rental rates and occupancy during 2002 in certain Northern California and Northeast submarkets. Northern California, which accounts for approximately 33.6% of current Established Community rental revenue, experienced a decline in rental revenue in 2002, partially related to job losses in the technology sector. Although economic occupancy remained flat in Northern California in 2002 as compared to 2001, average rental rates dropped 12.6% from $1,788 to $1,562 for those same periods.

The Northeast region accounts for approximately 33.5% of current Established Community rental revenue and has been experiencing a decline in rental revenue, primarily the result of job losses in the financial services sector. Economic occupancy decreased in the Northeast, from 96.9% in 2001 to 92.6% for 2002, while average rental rates improved slightly during 2002.

In accordance with GAAP, cash concessions are amortized into rental income over the approximate lease term, which is generally one year. However, we consider rental revenue with concessions stated on a cash basis to be a supplemental measure to rental revenue in conformity with GAAP in helping investors to evaluate the impact of both current and historical concessions on GAAP based rental revenue and to more readily enable comparisons to revenue as reported by other companies. In addition, rental revenue with concessions stated on a cash basis allows an investor to understand the historical trend in cash concessions, which is an indicator of current rental market conditions. The following reconciles total revenue in conformity with GAAP to total revenue adjusted to state concessions on a cash basis for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

	For the year ended

	12-31-02	12-31-01	12-31-00

Total revenue (GAAP basis)	$612,876	$607,194	$540,721
Concessions amortized	10,714	3,875	2,873
Concessions granted	(16,956)	(6,141)	(2,186)

Total revenue adjusted to state concessions on a cash basis	$606,634	$604,928	$541,408

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

Direct property operating expenses, excluding property taxes increased due to the addition of newly developed, redeveloped and acquired apartment homes coupled with increased insurance, marketing and bad debt. Insurance expense has increased over the past two years, particularly during 2001 as the insurance and reinsurance markets deteriorated, resulting in higher insurance costs for the entire real estate sector. We renewed our general liability policy on August 1, 2002 and our property coverage on November 1, 2002. See “Insurance and Risk of Uninsured Losses” for a discussion of our insurance policies and related coverage. Capitalization of insurance and other costs associated with Development and Redevelopment Communities ends, and such costs are expensed, as the related assets, or portions of assets, within a community are delivered and are ready for their intended use. Marketing initiatives have been expanded in response to the weak demand, and bad debt expense has increased as a direct result of continuing job losses and the weakened economy.

For Established Communities, direct property operating expenses, excluding property taxes, increased $5,408,000 (6.3%) to $91,151,000 due to the increases in insurance, marketing and bad debt expenses discussed above. During 2001, operating expenses increased $3,370,000 (4.9%) due to increases in insurance, utilities, marketing and office and administration expenses.

Property taxes increased due to higher assessments and the addition of newly developed and redeveloped apartment homes. Property taxes on Development and Redevelopment Communities are capitalized while the community is under construction or reconstruction. We begin to expense these costs as assets, or portions of assets, within the community are delivered and are ready for their intended use.

For Established Communities, the increases in property taxes in 2002 and 2001 of $943,000 and $878,000, respectively, were primarily due to higher assessments throughout all regions.

Corporate-level property management and other indirect operating expenses decreased in 2002 and increased in 2001 as a result of executive separation costs that were recognized in 2001 but not in 2002 or 2000. The decrease in 2002 is partially offset by increases in unallocated central marketing costs and abandoned pursuit costs. Similar to the community level, central marketing initiatives have been expanded in response to the weak demand. Abandoned pursuit costs increased $600,000 from $2,200,000 in 2001 to $2,800,000 in 2002 related to Development Rights which may not be developed as planned.

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

Impairment loss of $6,800,000 was recorded during 2002 related to two land parcels that as of December 31, 2002 were determined not likely to proceed to development and therefore were planned for disposition. This loss was recorded to reflect the parcels at fair market value (based on their entitlement status as of December 31, 2002.) In February 2003, we won an appeal regarding the entitlement status of one of these parcels. If we decide to continue with the planned disposition, this change in entitlement status may increase the potential value of the land and therefore decrease the previously estimated loss that would be recognized at the date of disposal. However, we are currently reevaluating our plans for this parcel, which may result in 2003 in the partial recovery of the impairment loss recognized in 2002, if we decide to hold the land for development.

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

FFO does not represent net income in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO. The following is a reconciliation of net income to FFO (dollars in thousands):

	For the year ended

	2002	2001	2000

Funds from Operations

Net income	$173,618	$248,997	$210,604
Dividends attributable to preferred stock	(17,896)	(32,497)	(39,779)
Depreciation — real estate assets	135,262	119,912	112,144
Depreciation — discontinued operations	6,397	7,072	7,272
Joint venture adjustments	1,321	1,102	792
Minority interest expense — continuing operations	802	801	937
Minority interest expense — discontinued operations	799	758	822
Gain on sale of communities, net of impairment loss on planned dispositions	(42,093)	(62,852)	(40,779)

Funds from Operations	$258,210	$283,293	$252,013

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

	For the year ended

	2002	2001	2000

GAAP based Cash Flow Metrics

Net cash provided by operating activities	$307,810	$320,528	$302,083

Net cash used in investing activities	$(440,331)	$(270,406)	$(258,155)

Net cash provided by (used in) financing activities	$72,543	$(34,444)	$5,685

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

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. For Established and Other Stabilized Communities, we recorded non-revenue generating capitalized expenditures of approximately $297 per apartment home in 2002 and $251 per apartment home in 2001. The average maintenance costs charged to expense, including carpet and appliance replacements, related to these communities was $1,214 per apartment home in 2002 and $1,163 in 2001. We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases. We expect expensed maintenance costs to increase as the average age of our communities increases, and to fluctuate with changes in turnover.

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

Cash and cash equivalents totaled $12,934,000 at December 31, 2002, a decrease of $59,978,000 for the year. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included in this report.

Operating Activities – Net cash provided by operating activities decreased to $307,810,000 in 2002 from $320,528,000 in 2001 primarily due to the decline in net operating income from Established Communities and the loss of net operating income from communities sold during 2002 and 2001, partially offset by additional net operating income from newly developed and redeveloped communities.

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

Financing Activities – Net cash provided by financing activities totaled $72,543,000 for the year ended December 31, 2002, primarily due to the issuance of unsecured notes and an increase in borrowings under our unsecured credit facility, partially offset by dividends paid, common stock repurchases, and the redemption of the Series C Preferred Stock. See Note 3, “Notes Payable, Unsecured Notes and

Credit Facility,” and Note 4, “Stockholders’ Equity,” in our Consolidated Financial Statements, for additional information.

We regularly review our short and long-term liquidity needs, the adequacy of cash flow from operations and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

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

Off Balance Sheet Arrangements. We own interests in unconsolidated real estate entities, with ownership interests up to 50%. However, based on the provisions of the related partnership or limited liability company agreements, which grant varying degrees of control, we are not deemed to have control of these entities sufficient to require or permit consolidation for accounting purposes. Two of these unconsolidated real estate entities have aggregate debt outstanding of $47,195,000 as of February 1, 2003, which mature in 2005 ($22,500,000) and 2030 ($24,695,000) and are payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. We have not guaranteed any of this debt, nor do we have any obligation to fund this debt should the unconsolidated real estate entities be unable to do so. There are no lines of credit, side agreements, financial guarantees, or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. However, in evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Variable Rate Unsecured Credit Facility

We have a $500,000,000 revolving variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks. Under the terms of the credit facility, if we elect to increase the facility up to $650,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.60% per annum (1.94% on February 28, 2003). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.34% for amounts most recently borrowed under the competitive bid option. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The existing facility matures in May 2005 assuming exercise of a one-year renewal at our option. At February 28, 2003, $155,470,000 was outstanding, $15,529,000 was used to provide letters of credit and $329,001,000 was available for borrowing under the unsecured credit facility.

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

We expect to continue to fund development costs related to pursuing Development Rights from retained operating cash and borrowings under the unsecured credit facility. We believe these sources of capital will be adequate to take the proposed communities to the point in the development cycle where construction can begin. Before planned reconstruction activity or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights.

Our liquidity could be adversely impacted by expanding development and acquisition activities and/or reduced capital (as compared to prior years) available from asset sales. To meet the balance of our liquidity needs under such conditions, we would need to arrange additional capacity under our existing unsecured credit facility, sell additional existing communities and/or issue additional debt or equity securities. While we believe we have the financial position to expand our short-term credit capacity and support our capital markets activity, we cannot assure you that we will be successful in completing these arrangements, sales or offerings. The failure to complete these transactions on a cost-effective basis could have a material adverse impact on our operating results and financial condition, including the abandonment of Development Rights.

It is our policy to sell assets that do not meet our long-term investment criteria when market conditions are favorable, and to redeploy the proceeds. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal. We intend to actively seek buyers for communities that we determine to hold for sale. We expect to accelerate our disposition program during 2003 in response to current and anticipated real estate and capital markets conditions. However, we cannot assure you that assets can be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community is to reduce total revenues, total expenses and funds from operations. Therefore, an acceleration of our disposition program in 2003 may adversely impact total revenues and funds from operations. During the period January 1, 2003 through March 31, 2003, we sold one community and reclassified six communities as held for sale under GAAP. We are actively pursuing the disposition of these held for sale communities and expect to close during the second quarter of 2003. However, we cannot assure you that these communities will be sold as planned.

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

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured credit facility for debt outstanding at December 31, 2002 (dollars in thousands):

	All-In	Principal	Balance outstanding
	interest	maturity
Community	rate (1)	date	12-31-01	12-31-02

Tax-exempt Bonds
Fixed rate
Avalon at Foxchase I	5.88%	Nov-2007	$16,800	$16,800	(2)
Avalon at Foxchase II	5.88%	Nov-2007	9,600	9,600	(2)
Fairway Glen	5.88%	Nov-2007	9,580	9,580	(2)
CountryBrook	6.30%	Mar-2012	18,577	18,124
Waterford	5.88%	Aug-2014	33,100	33,100	(2)
Avalon at Mountain View	5.88%	Mar-2017	18,300	18,300	(2)
Avalon at Dulles	7.04%	Jul-2024	12,360	12,360
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780
Avalon View	7.55%	Aug-2024	18,115	17,743
Avalon at Lexington	6.56%	Feb-2025	14,073	13,784
Avalon at Nob Hill	5.80%	Jun-2025	19,745	19,457	(2)
Avalon Campbell	6.48%	Jun-2025	36,386	35,749	(2)
Avalon Pacifica	6.48%	Jun-2025	16,505	16,216	(2)
Avalon Knoll	6.95%	Jun-2026	13,193	12,978
Avalon Landing	6.85%	Jun-2026	6,525	6,417
Avalon Fields	7.05%	May-2027	11,454	11,286
Avalon West	7.73%	Dec-2036	8,522	8,461
Avalon Oaks	7.45%	Feb-2041	17,718	17,628

			290,333	287,363
Variable rate (4)
Avalon at Laguna Niguel	2.52%	Mar-2009	10,400	10,400
The Promenade	2.95%	Jan-2010	—	33,670
Avalon at Mission Viejo	2.45%	Jun-2025	7,256	7,151	(3)
Avalon Devonshire (5)	2.71%	Dec-2025	27,305	27,305
Avalon Greenbriar	2.37%	May-2026	18,755	18,755
Avalon at Fairway Hills I	2.29%	Jun-2026	11,500	11,500

			75,216	108,781
Conventional loans (6)
Fixed rate
$100 Million unsecured notes	7.375%	Sep-2002	100,000	—
$50 Million unsecured notes	6.25%	Jan-2003	50,000	50,000
$100 Million unsecured notes	6.50%	Jul-2003	100,000	100,000
$125 Million unsecured notes	6.58%	Feb-2004	125,000	125,000
$100 Million unsecured notes	6.625%	Jan-2005	100,000	100,000
$50 Million unsecured notes	6.50%	Jan-2005	50,000	50,000
$150 Million unsecured notes	6.80%	Jul-2006	150,000	150,000
$150 Million unsecured notes	5.00%	Aug-2007	—	150,000
$110 Million unsecured notes	6.875%	Dec-2007	110,000	110,000
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000
$150 Million unsecured notes	8.25%	Jul-2008	150,000	150,000
$150 Million unsecured notes	7.50%	Aug-2009	150,000	150,000
$200 Million unsecured notes	7.50%	Dec-2010	200,000	200,000
$300 Million unsecured notes	6.625%	Sep-2011	300,000	300,000
$50 Million unsecured notes	6.625%	Sep-2011	—	50,000
$250 Million unsecured notes	6.125%	Nov-2012	—	250,000
Avalon at Pruneyard	7.25%	May-2004	12,870	12,870
Avalon Walk II	8.93%	Aug-2004	12,036	11,748

			1,659,906	2,009,618
Variable rate (4)
Avalon on the Sound	2.93%	2003	57,314	36,089

Total indebtedness - excluding unsecured credit facility			$2,082,769	$2,441,851

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Scheduled maturities

Community	2003	2004	2005	2006	2007	Thereafter

Tax-exempt Bonds
Fixed rate
Avalon at Foxchase I	$—	$—	$—	$—	$16,800	$—
Avalon at Foxchase II	—	—	—	—	9,600	—
Fairway Glen	—	—	—	—	9,580	—
CountryBrook	496	528	562	599	638	15,301
Waterford	—	—	—	—	—	33,100
Avalon at Mountain View	—	—	—	—	—	18,300
Avalon at Dulles	—	—	—	—	—	12,360
Avalon at Symphony Glen	—	—	—	—	—	9,780
Avalon View	398	425	455	485	518	15,462
Avalon at Lexington	307	326	347	368	391	12,045
Avalon at Nob Hill	308	331	355	380	408	17,675
Avalon Campbell	684	733	786	843	904	31,799
Avalon Pacifica	310	332	356	382	410	14,426
Avalon Knoll	229	246	263	282	302	11,656
Avalon Landing	116	124	132	142	152	5,751
Avalon Fields	181	193	207	222	239	10,244
Avalon West	65	70	75	80	85	8,086
Avalon Oaks	98	104	112	120	128	17,066

	3,192	3,412	3,650	3,903	40,155	233,051
Variable rate (4)
Avalon at Laguna Niguel	—	—	—	—	—	10,400
The Promenade	485	522	562	605	652	30,844
Avalon at Mission Viejo	112	121	129	139	149	6,501
Avalon Devonshire (5)	—	—	—	—	—	27,305
Avalon Greenbriar	—	—	—	—	—	18,755
Avalon at Fairway Hills I	—	—	—	—	—	11,500

	597	643	691	744	801	105,305
Conventional loans (6)
Fixed rate
$100 Million unsecured notes	—	—	—	—	—	—
$50 Million unsecured notes	50,000	—	—	—	—	—
$100 Million unsecured notes	100,000	—	—	—	—	—
$125 Million unsecured notes	—	125,000	—	—	—	—
$100 Million unsecured notes	—	—	100,000	—	—	—
$50 Million unsecured notes	—	—	50,000	—	—	—
$150 Million unsecured notes	—	—	—	150,000	—	—
$150 Million unsecured notes	—	—	—	—	150,000	—
$110 Million unsecured notes	—	—	—	—	110,000	—
$50 Million unsecured notes	—	—	—	—	—	50,000
$150 Million unsecured notes	—	—	—	—	—	150,000
$150 Million unsecured notes	—	—	—	—	—	150,000
$200 Million unsecured notes	—	—	—	—	—	200,000
$300 Million unsecured notes	—	—	—	—	—	300,000
$50 Million unsecured notes	—	—	—	—	—	50,000
$250 Million unsecured notes	—	—	—	—	—	250,000
Avalon at Pruneyard	—	12,870	—	—	—	—
Avalon Walk II	315	11,433	—	—	—	—

	150,315	149,303	150,000	150,000	260,000	1,150,000
Variable rate (4)
Avalon on the Sound	36,089	—	—	—	—	—

Total indebtedness - excluding unsecured credit facility	$190,193	$153,358	$154,341	$154,647	$300,956	$1,488,356

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, etc.

(2)	Financed by variable rate tax-exempt debt, but interest rate is effectively fixed at the rate indicated through a swap agreement. The weighted average maturity of these swap agreements is 3.6 years.

(3)	Financed by variable rate tax-exempt debt, but interest rate is capped through an interest rate cap agreement. The remaining term of this interest rate cap agreement is 4.7 years.

(4)	Variable rates are given as of December 31, 2002.

(5)	Included in liabilities related to real estate assets held for sale on our Consolidated Balance Sheets included elsewhere in this report.

(6)	Balances outstanding do not include $342 as of December 31, 2002 of debt premium reflected in unsecured notes on our Consolidated Balance Sheets included elsewhere in this report.

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

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	February 1, 2003	quarterly	rate	preference	prior to

D	3,267,700	March, June, September,	8.00%	$25	December 15, 2002 —
		December			Currently Redeemable

H	4,000,000	March, June, September,	8.70%	$25	October 15, 2008
		December

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

Real Estate Development Rights

We capitalize pre-development costs incurred in pursuit of Development Rights for which we currently believe future development is probable. These costs include legal fees, design fees and related overhead costs. The accompanying Consolidated Financial Statements include a charge to expense to provide an allowance for potentially unrecoverable capitalized pre-development costs. The determination of the charge to expense involves management judgement, based on historical experience, regarding the probability that a Development Right will not proceed to development.

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

Discontinued Operations

On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale, be presented as discontinued operations in our Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale is presented as discontinued operations when recognized. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in our Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

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

As of December 31, 2002, the effect of swap agreements is to fix the interest rate on approximately $166,000,000 of our variable rate tax-exempt debt. Furthermore, a swap agreement to fix the interest rate on approximately $22,500,000 of unconsolidated variable rate debt exists as of December 31, 2002. The swap agreements on the consolidated variable rate tax-exempt debt were not electively entered into by us but, rather, were a requirement of either the bond issuer or the credit enhancement provider related to certain of our tax-exempt bond financings. Because the counterparties providing the swap agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group and the interest rates fixed by the swap agreements are significantly higher than current market rates for such agreements, we do not believe there is exposure at this time to a default by a counterparty provider. Had these swap agreements not been in place during 2002 and 2001, our annual interest costs would have been approximately $5,674,000 and $4,227,000 lower, respectively, based on balances outstanding and reported interest rates during the applicable years. However, if the variable interest rates on this debt had been 100 basis points higher throughout 2002 and 2001 and these swap agreements had not been in place, our annual interest costs would have been approximately $4,024,000 and $2,535,000 lower, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate debt, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (excluding our variable rate unsecured credit facility) with an aggregate carrying value of $2,441,851,000 at December 31, 2002 had an estimated aggregate fair value of $2,639,341,000 at December 31, 2002. Fixed rate debt represented $2,296,981,000 of the carrying value and $2,494,471,000 of the fair value at December 31, 2002. If interest rates had been 100 basis points higher as of December 31, 2002, the fair value of this fixed rate debt would have decreased by $111,595,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K/A.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discussed more fully in the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K/A with respect to the Annual Meeting of Stockholders to be held on May 14, 2003, during 2002 the Company dismissed Arthur Andersen LLP and engaged Ernst & Young LLP to be the Company’s principal independent public accountant.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information pertaining to directors and executive officers of the registrant is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K/A with respect to the Annual Meeting of Stockholders to be held on May 14, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K/A with respect to the Annual Meeting of Stockholders to be held on May 14, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information pertaining to security ownership of management and certain beneficial owners of the registrant’s Common Stock is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K/A with respect to the Annual Meeting of Stockholders to be held on May 14, 2003.

The Company maintains the 1994 Stock Incentive Plan (the “1994 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the Company’s 1994 Plan and ESPP as of December 31, 2002:

	(a)		(b)		(c)

					Number of securities
					remaining available for
	Number of securities to be		Weighted-average		future issuance under equity
	issued upon exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))

Equity compensation plans approved by security holders(1)	3,245,145	(2)(3)	$39.05	(3)(4)	1,415,862 (5)
Equity compensation plans not approved by security holders(6)	—		n/a		702,342

Total	3,245,145		$39.05	(3)(4)	2,118,204

(1)	Consists of the 1994 Plan.

(2)	Includes 79,138 deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis, but does not include 199,127 shares of restricted stock that are outstanding and that are already reflected in the Company’s outstanding shares.

(3)	Does not include outstanding options to acquire 640,506 shares, at a weighted-average exercise price of $35.27 per share, that were assumed, in connection with the 1998 merger of Avalon Properties, Inc. with and into the Company, under the Avalon Properties, Inc. 1995 Equity Incentive Plan and the Avalon Properties, Inc. 1993 Stock Option and Incentive Plan.

(4)	Excludes deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.

(5)	The 1994 Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1994 Plan will increase annually. On each January 1, the aggregate number of shares reserved for issuance under the 1994 Plan will increase by a number of shares equal to a percentage (ranging from 0.48% to 1.00%) of all outstanding shares of Common Stock at the end of the year. The exact percentage used is determined based on the percentage of all awards made under the 1994 Plan during the calendar year that were in the form of stock options with an exercise price equal to the fair market value of a share of Common Stock on the date of the grant. In accordance with this procedure, on January 1, 2003, the maximum number of shares remaining available for future issuance under the 1994 Plan was increased by 664,115 to 2,079,977.

(6)	Consists of the ESPP.

The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 10, “Stock-Based Compensation Plans,” of our Consolidated Financial Statements included in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is incorporated herein by reference to the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K/A with respect to the Annual Meeting of Stockholders to be held on May 14, 2003.

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

15(b) Reports on Form 8-K

None.

INDEX TO EXHIBITS

EXHIBIT
NO.		DESCRIPTION

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K filed October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(i).4	—	Articles Supplementary of the Company relating to its Series I Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 15, 2002.)

3(ii)	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Avalon Properties’ Registration Statement on Form S-3 (33-95412), filed on August 4, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 9, 1998.)

EXHIBIT NO.		DESCRIPTION

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 11, 2000.)

4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.11	—	Shareholder Rights Agreement (Expired), dated March 9, 1998 (the “Rights Agreement”), between the Company and First Union National Bank (as successor to American Stock Transfer and Trust Company) as Rights Agent (including the form of Rights Certificate as Exhibit B) (Incorporated by reference to Exhibit 4.1 to Form 8-A of the Company filed March 11, 1998); Amendment No. 1 to the Rights Agreement, dated as of February 28, 2000, between the Company and the Rights Agent (Incorporated by reference to Exhibit 4.2 to Form 8-A/A of the Company filed February 28, 2000); Amendment No. 2 to the Rights Agreement, dated January 4, 2002, between the Company and the Rights Agent (Incorporated by reference to Exhibit 4.3 to Form 8-K of the Company filed January 7, 2000). The Shareholder Rights Agreement, as amended, expired on March 31, 2002.

10.1	—	Distribution Agreement, dated December 21, 1998, among AvalonBay Communities, Inc. (the “Company”) and the Agents, including Administrative Procedures, relating to the MTNs. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 21, 1998.)

10.2	—	First Amendment, dated as of June 27, 2000, to Distribution Agreement, dated December 21, 1998, among the Company and the Agents. (Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed July 11, 2000.)

10.3	—	Second Amendment, dated as of August 31, 2001, to Distribution Agreement, dated December 21, 1998, among the Company and the Agents. (Incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed September 4, 2001.)

10.4+	—	Employment Agreement, dated as of March 9, 1998, between the Company and Thomas J. Sargeant. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed August 14, 1998.)

10.5+	—	Employment Agreement, dated as of January 10, 2003, between the Company and Bryce Blair. (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March 11, 2003.)

10.6+	—	Employment Agreement, dated as of February 26, 2001, between the Company and Timothy J. Naughton. (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March 29, 2001.)

10.7+	—	Employment Agreement, dated as of September 10, 2001, between the Company and Leo S. Horey. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 14, 2001.)

EXHIBIT
NO.		DESCRIPTION

10.8+	—	Employment Agreement, dated as of December 31, 2001, between the Company and Samuel B. Fuller. (Incorporated by reference to Exhibit 10.9 to Form 10-K of the Company filed March 26, 2002.)

10.9+	—	Letter Agreement regarding departure, dated February 26, 2001, by and between the Company and Robert H. Slater. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed March 29, 2001.)

10.10+	—	Mutual Release and Separation Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed May 15, 2000.)

10.11+	—	Retirement Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 15, 2000.)

10.12+	—	Consulting Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 15, 2000.)

10.13+	—	Avalon Properties, Inc. 1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K of the Company filed March 29, 2001.)

10.14+	—	Avalon Properties, Inc. 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.15 to Form 10-K of the Company filed March 29, 2001.)

10.15+	—	Amendment, dated May 6, 1999, to the Avalon Properties Amended and Restated 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company filed August 16, 1999.)

10.16+	—	AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on May 8, 2001. (Incorporated by reference to Exhibit B to the Company’s Schedule 14A filed March 30, 2001.)

10.17+	—	1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Form S-8 of the Company filed June 26, 1997, File No. 333-16837.)

10.18+	—	1996 Non-Qualified Employee Stock Purchase Plan — Plan Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Form S-8 of the company, File No. 333-16837.)

10. 19+	—	Indemnification Agreements between the Company and the Directors of the Company. (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company filed March 31, 1999.)

10.20+	—	The Company’s Officer Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 11, 2000.)

10.21	—	Revolving Loan Agreement, dated as of May 24, 2001, among the Company, as Borrower, The Chase Manhattan Bank, as a Bank, Co-Agent and Syndication Agent, Fleet National Bank, as a Bank and Co-Agent, Bank of America, N.A., First Union National Bank and Citicorp Real Estate, Inc., each as a Bank and Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Fleet National Bank, as

EXHIBIT
NO.		DESCRIPTION

Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 14, 2001.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

21.1	—	Schedule of Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to Form 10-K of the Company filed March 11, 2003.)

23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)

99.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

99.2	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

+	Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K/A pursuant to Item 14(c) of Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AvalonBay Communities, Inc.

Date: July 23, 2003	By:	/s/ Thomas J. Sargeant

Thomas J. Sargeant, Executive Vice President and Chief Financial Officer (Principal Executive Officer)

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION

I, Bryce Blair, certify that:

1.	I have reviewed this annual report on Form 10-K/A of AvalonBay Communities, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 23, 2003	/s/ Bryce Blair

Bryce Blair Chairman of the Board, Chief Executive Officer and President

CERTIFICATION

I, Thomas J. Sargeant, certify that:

1.	I have reviewed this annual report on Form 10-K/A of AvalonBay Communities, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: July 23, 2003
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

/s/ Ernst & Young LLP

McLean, Virginia January 21, 2003, except as to the last paragraph of Note 1, Note 7 and Note 9, for which the date is June 26, 2003

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12-31-02	12-31-01

ASSETS
Real estate:
Land, including land held for development	$895,506	$787,917
Buildings and improvements	3,853,100	3,286,477
Furniture, fixtures and equipment	122,647	107,417

	4,871,253	4,181,811
Less accumulated depreciation	(558,991)	(420,931)

Net operating real estate	4,312,262	3,760,880
Construction in progress (including land)	312,425	433,756
Real estate assets held for sale, net	160,744	196,207

Total real estate, net	4,785,431	4,390,843

Cash and cash equivalents	12,934	72,912
Cash in escrow	10,239	49,935
Resident security deposits	21,839	20,370
Investments in unconsolidated real estate entities	14,591	15,066
Deferred financing costs, net	20,312	20,199
Deferred development costs, net	31,461	26,038
Participating mortgage notes	21,483	21,483
Prepaid expenses and other assets	32,545	47,443

Total assets	$4,950,835	$4,664,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,985,342	$1,635,000
Variable rate unsecured credit facility	28,970	—
Mortgage notes payable	429,546	420,464
Dividends payable	51,553	49,007
Payables for construction	29,768	43,656
Accrued expenses and other liabilities	50,641	50,017
Accrued interest payable	42,924	38,807
Resident security deposits	30,696	27,639
Liabilities related to real estate assets held for sale	29,412	29,951

Total liabilities	2,678,852	2,294,541

Minority interest of unitholders in consolidated partnerships	77,443	55,193

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2002 and 2001; 7,267,700 and 9,567,700 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	73	96
Common stock, $.01 par value; 140,000,000 shares authorized at both December 31, 2002 and 2001; 68,202,926 and 68,713,384 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	682	687
Additional paid-in capital	2,266,130	2,333,241
Deferred compensation	(7,855)	(7,489)
Dividends in excess of accumulated earnings	(51,850)	(3,497)
Accumulated other comprehensive loss	(12,640)	(8,483)

Total stockholders’ equity	2,194,540	2,314,555

Total liabilities and stockholders’ equity	$4,950,835	$4,664,289

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended

	12-31-02	12-31-01	12-31-00

Revenue:
Rental income	$604,411	$602,916	$539,269
Management fees	1,355	1,325	1,051
Other income	7,110	2,953	401

Total revenue	612,876	607,194	540,721

Expenses:
Operating expenses, excluding property taxes	169,268	152,593	133,857
Property taxes	53,790	48,742	43,607
Interest expense	120,559	102,069	81,973
Depreciation expense	138,080	123,007	115,338
General and administrative expense	14,332	15,224	13,013
Impairment loss	6,800	—	—

Total expenses	502,829	441,635	387,788

Equity in income of unconsolidated entities	55	856	2,428
Interest income	3,978	6,823	4,764
Minority interest in consolidated partnerships	(1,771)	161	(1,086)

Income before gain on sale of communities	112,309	173,399	159,039
Gain on sale of communities	—	62,852	40,779

Income from continuing operations	112,309	236,251	199,818

Discontinued operations:
Income from discontinued operations	12,416	12,746	10,786
Gain on sale of communities	48,893	—	—

Total discontinued operations	61,309	12,746	10,786

Net income	173,618	248,997	210,604
Dividends attributable to preferred stock	(17,896)	(32,497)	(39,779)

Net income available to common stockholders	$155,722	$216,500	$170,825

Other comprehensive loss:
Cumulative effect of change in accounting principle	—	(6,412)	—
Unrealized loss on cash flow hedges	(4,157)	(2,071)	—

Other comprehensive loss	(4,157)	(8,483)	—

Comprehensive income	$151,565	$208,017	$170,825

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$1.37	$3.00	$2.42
Discontinued operations	0.89	0.19	0.16

Net income available to common stockholders	$2.26	$3.19	$2.58

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$1.35	$2.93	$2.36
Discontinued operations	0.88	0.19	0.17

Net income available to common stockholders	$2.23	$3.12	$2.53

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Shares issued		Amount				Dividends in	Accumulated
					Additional		excess of	other
	Preferred	Common	Preferred	Common	paid-in	Deferred	accumulated	comprehensive	Stockholders'
	stock	stock	stock	stock	capital	compensation	earnings	loss	equity

Balance at December 31, 1999	18,322,700	65,758,009	$183	$658	$2,442,510	$(3,559)	$(69,507)	$—	$2,370,285
Net income	—	—	—	—	—	—	210,604	—	210,604
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(188,942)	—	(188,942)
Issuance of common stock	—	1,433,533	—	14	50,523	(3,408)	—	—	47,129
Amortization of deferred compensation	—	—	—	—	—	3,417	—	—	3,417

Balance at December 31, 2000	18,322,700	67,191,542	183	672	2,493,033	(3,550)	(47,845)	—	2,442,493

Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(6,412)	(6,412)
Net income	—	—	—	—	—	—	248,997	—	248,997
Unrealized loss on cash flow hedges	—	—	—	—	—	—	—	(2,071)	(2,071)
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(204,649)	—	(204,649)
Issuance of common stock	—	1,521,842	—	15	59,116	(7,545)	—	—	51,586
Redemption of preferred stock	(8,755,000)	—	(87)	—	(218,908)	—	—	—	(218,995)
Amortization of deferred compensation	—	—	—	—	—	3,606	—	—	3,606

Balance at December 31, 2001	9,567,700	68,713,384	96	687	2,333,241	(7,489)	(3,497)	(8,483)	2,314,555

Net income	—	—	—	—	—	—	173,618	—	173,618
Unrealized loss on cash flow hedges	—	—	—	—	—	—	—	(4,157)	(4,157)
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(209,996)	—	(209,996)
Issuance of common stock, net of withholdings	—	771,142	—	8	28,795	(4,463)	(508)	—	23,832
Repurchase of common stock, including repurchase costs of $39	—	(1,281,600)	—	(13)	(38,281)	—	(11,467)	—	(49,761)
Issuance of preferred stock, net of offering costs of $407	592,000	—	6	—	14,387	—	—	—	14,393
Redemption of preferred stock	(2,892,000)	—	(29)	—	(72,012)	—	—	—	(72,041)
Amortization of deferred compensation	—	—	—	—	—	4,097	—	—	4,097

Stockholders’ equity, December 31, 2002	7,267,700	68,202,926	$73	$682	$2,266,130	$(7,855)	$(51,850)	$(12,640)	$2,194,540

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended

	12-31-02	12-31-01	12-31-00

Cash flows from operating activities:
Net income	$173,618	$248,997	$210,604
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	138,080	123,007	115,338
Depreciation expense from discontinued operations	6,397	7,072	7,272
Amortization of deferred financing costs	3,913	3,716	2,924
Amortization of deferred compensation	4,097	3,606	3,417
Income allocated to minority interest in consolidated partnerships including discontinued operations	2,570	597	1,908
Gain on sale of communities, net of impairment loss on planned dispositions	(42,093)	(62,852)	(40,779)
Decrease (increase) in cash in operating escrows	(134)	41	1,144
Decrease (increase) in resident security deposits, prepaid expenses and other assets	18,311	(8,581)	(15,438)
Increase in accrued expenses, other liabilities and accrued interest payable	3,051	4,925	15,693

Net cash provided by operating activities	307,810	320,528	302,083

Cash flows used in investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(426,830)	(353,351)	(171,985)
Acquisition of real estate assets	(106,300)	(129,300)	(252,400)
Capital expenditures — current real estate assets	(10,930)	(9,649)	(15,209)
Capital expenditures — non-real estate assets	(1,142)	(4,183)	(1,359)
Proceeds from sale of communities, net of selling costs	78,454	238,545	156,086
Increase (decrease) in payables for construction	(13,888)	23,656	1,123
Decrease (increase) in cash in construction escrows	39,830	(33,273)	(9,076)
Decrease (increase) in investments in unconsolidated real estate entities	475	(2,851)	34,665

Net cash used in investing activities	(440,331)	(270,406)	(258,155)

Cash flows from financing activities:
Issuance of common stock	22,296	50,912	36,203
Repurchase of common stock	(49,761)	—	—
Issuance of preferred stock, net of related costs	14,393	—	—
Redemption of preferred stock and related costs	(72,041)	(218,995)	—
Dividends paid	(207,450)	(203,214)	(185,509)
Net borrowings (repayments) under unsecured credit facility	28,970	—	(178,600)
Issuance of mortgage notes payable	—	75,110	—
Repayments of mortgage notes payable	(24,818)	(22,265)	(35,123)
Proceeds from sale of unsecured notes, net of repayments	350,342	300,000	350,000
Payment of deferred financing costs	(4,026)	(8,808)	(4,428)
Redemption of units for cash by minority partners	(1,663)	(864)	—
Contributions from (distributions to) minority partners	16,301	(6,320)	23,142

Net cash provided by (used in) financing activities	72,543	(34,444)	5,685

Net increase (decrease) in cash and cash equivalents	(59,978)	15,678	49,613
Cash and cash equivalents, beginning of year	72,912	57,234	7,621

Cash and cash equivalents, end of year	$12,934	$72,912	$57,234

Cash paid during year for interest, net of amount capitalized	$108,903	$88,996	$72,712

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

The Company accounts for joint venture partnerships and subsidiary partnerships structured as DownREITS in accordance with Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.” Under SOP 78-9, the Company generally consolidates joint venture and DownREIT partnerships when the Company controls the major operating and financial policies of the partnership through majority ownership or in its capacity as general partner. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned partnerships and certain joint venture partnerships in addition to subsidiary partnerships structured as DownREITs. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company accounts for investments in unconsolidated entities in accordance with SOP 78-9 and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company uses the equity method to account for investments in which it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. Investments in which the Company owns 20% or less of the equity value and does not have significant and disproportionate influence are accounted for using the cost method. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the year ended December 31, 2002. However, during the year ended December 31, 2001, the Company recorded an impairment loss of $934 related to a technology investment in which the Company no longer owns an equity interest.

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

The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use, which is generally indicated by the issuance of a certificate of occupancy. Cost capitalization during redevelopment of apartment homes (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out-of-service for redevelopment and ends when the apartment home redevelopment is completed and the apartment home is placed in-service.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. A charge to expense is included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income to provide an allowance for potentially unrecoverable pre-development costs.

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

Discontinued Operations

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. This change in presentation will not have any impact on the Company’s financial condition or results of operations. Real estate assets held for sale will continue to be measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

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

3. Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of December 31, 2002 and 2001 are summarized as follows:

	12-31-02	12-31-01

Fixed rate unsecured notes (1)	$1,985,342	$1,635,000
Fixed rate mortgage notes payable — conventional and tax-exempt (2)	311,981	322,495
Variable rate mortgage notes payable — tax-exempt (3)	108,781	67,960

Total notes payable and unsecured notes	2,406,104	2,025,455
Variable rate secured short-term construction loan	36,089	57,314
Variable rate unsecured credit facility	28,970	—

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,471,163	$2,082,769

(1)	Balance at December 31, 2002 includes $342 of debt premium received at issuance of unsecured notes.

(2)	Includes approximately $166,000 of variable rate notes in both years effectively fixed through Hedged Derivatives, as described in Note 5, “Derivative Instruments and Hedging Activities,” of the Consolidated Financial Statements.

(3)	Balances at both December 31, 2002 and 2001 include $27,305 related to a real estate asset held for sale.

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

Scheduled payments and maturities of mortgage notes payable, including a mortgage note payable in the amount of $27,305 relating to a real estate asset held for sale, and unsecured notes outstanding at December 31, 2002 are as follows:

			Unsecured	Interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes

2003	$4,104	$36,089	$50,000	6.250%
			100,000	6.500%
2004	4,252	24,106	125,000	6.580%
2005	4,341	—	100,000	6.625%
			50,000	6.500%
2006	4,647	—	150,000	6.800%
2007	4,976	35,980	110,000	6.875%
			150,000	5.000%
2008	5,327	—	50,000	6.625%
			150,000	8.250%
2009	5,704	10,400	150,000	7.500%
2010	5,293	29,388	200,000	7.500%
2011	5,664	—	300,000	6.625%
			50,000	6.625%
2012	5,401	12,095	250,000	6.125%
Thereafter	123,228	135,856	—

	$172,937	$283,914	$1,985,000

The Company has a $500,000 revolving variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks, which had $28,970 and $0 outstanding and $79,999 and $85,420 in letters of credit on December 31, 2002 and 2001, respectively. Under the terms of the unsecured credit facility, if the Company elects to increase the facility up to $650,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.60% per annum (1.98% on December 31, 2002). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $400,000. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The existing facility matures in May 2005 assuming exercise of a one-year renewal option by the Company.

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

5. Derivative Instruments and Hedging Activities

The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of December 31, 2002, the effect of Hedged Derivatives is to fix approximately $166,000 of the Company’s tax-exempt debt at a weighted average interest rate of 5.9% with an average maturity of 3.7 years. In addition, one of the Company’s unconsolidated real estate investments (see Note 6, “Investments in Unconsolidated Entities”) has $22,500 of variable rate debt outstanding that is subject to an interest rate swap. This debt is not recourse to or guaranteed by the Company. The Hedged Derivatives are accounted for in accordance with SFAS No. 133, which as amended, was adopted by the Company on January 1, 2001. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

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

6. Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Entities

As of December 31, 2002, the Company had investments in the following unconsolidated real estate entities, which are accounted for under the equity method of accounting, except as described below:

•	Falkland Partners, LLC was formed as a general partnership in July 1985 to own and operate Falkland Chase, a 450 apartment-home community located in Silver Spring, Maryland. In 1993, Avalon acquired a 50% ownership and economic interest in the partnership for an investment of $2,200. The Company, as successor by merger to Avalon in 1998, became the managing member of the limited liability company in 2000 after conversion from a general partnership. The Company has responsibility for the day-to-day operations of the Falkland Chase community and is the management agent subject to the terms of a management agreement. As of December 31, 2002, Falkland Chase has $24,695 of tax-exempt floating rate debt outstanding (1.0% as of December 31, 2002), which matures in December 2030.

•	Town Run Associates was formed as a general partnership in November 1994 to develop, own and operate Avalon Run, a 426 apartment-home community located in Lawrenceville, New Jersey. Since formation of this venture, the Company has invested $1,803 and, following a preferred return on all contributed equity (which was achieved in 2002), has a 40% ownership and cash flow interest with a 49% residual economic interest. The Company is responsible for the day-to-day operations of the Avalon Run community and is the management agent subject to the terms of a management agreement. The development of Avalon Run was funded entirely through equity contributions from Avalon as well as the other venture partner, and therefore Avalon Run is not subject to any outstanding debt as of December 31, 2002.

•	Town Grove, LLC was formed as a limited liability corporation in December 1997 to develop, own and operate Avalon Grove, a 402 apartment-home community located in Stamford, Connecticut. Since formation of this venture, the Company has invested $14,653 and, following a preferred return on all contributed equity (which was achieved in 2002), has a 50% ownership and a 50% cash flow and residual economic interest. The Company is responsible for the day-to-day operations of the Avalon Grove community and is the management agent subject to the terms of a management agreement. The development of Avalon Grove was funded through contributions from the Company and the other venture partner, and therefore Avalon Grove is not subject to any outstanding debt as of December 31, 2002.

•	Avalon Terrace, LLC — The Company acquired Avalon Bedford, a 388 apartment-home community located in Stamford, Connecticut in December 1998. In May 2000, the Company transferred Avalon Bedford to Avalon Terrace, LLC and subsequently admitted a joint venture partner, while retaining a 25% ownership interest in this limited liability company for an investment of $5,394 and a right to 50% of cash flow distributions after achievement of a threshold return (which was not achieved in 2002). The Company is responsible for the day-to-day operations of the Avalon Bedford community and is the management agent subject to the terms of a management agreement. As of December 31, 2002, Avalon Bedford has $22,500 in variable rate debt outstanding, which came due in November 2002, but was extended until November 2005. The interest rate on this debt is fixed through a Hedged Derivative as discussed in Note 5, “Derivative Instruments and Hedging Activities.”

•	Arna Valley View Limited Partnership — In connection with the municipal approval process for the development of two consolidated communities, the Company agreed to participate in the formation of a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community located in Arlington, Virginia. This community has affordable rents for 100% of apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community. A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest. The Company is responsible for the day-to-day operations of the community, and is the management agent subject to the terms of a management agreement. As of December 31, 2002, Arna Valley View has $6,150 of variable rate tax-exempt bonds outstanding, which mature in June 2032. In addition, Arna Valley View has $4,134 of 4% fixed rate county bonds outstanding that mature in December 2030. Due to the Company’s limited ownership and investment in this venture, it is accounted for using the cost method.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	(Unaudited)

	12-31-02	12-31-01

Assets:
Real estate, net	$136,096	$136,679
Other assets	5,323	10,886

Total assets	$141,419	$147,565

Liabilities and partners’ equity:
Mortgage notes payable	$47,195	$47,195
Other liabilities	3,820	5,172
Partners’ equity	90,404	95,198

Total liabilities and partners’ equity	$141,419	$147,565

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented:

	For the year ended
		(unaudited)

	12-31-02	12-31-01	12-31-00

Rental income	$27,678	$28,746	$22,653
Operating and other expenses	(9,604)	(9,098)	(6,295)
Interest expense, net	(2,125)	(2,402)	(1,209)
Depreciation expense	(4,988)	(4,253)	(3,287)

Net income	$10,961	$12,993	$11,862

The financial position and operating results in the preceding tables reflect reclassifications made to amounts in prior years’ financial statements to conform with current year presentations. The Company also holds a 25% limited liability company membership interest in the limited liability company that owns Avalon on the Sound, which is presented on a consolidated basis in the Consolidated Financial Statements in accordance with GAAP as a result of a purchase option held by the Company.

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

The following is a summary of the Company’s equity in income of unconsolidated entities for the years presented:

	For the year ended

	12-31-02	12-31-01	12-31-00

Town Grove, LLC	$1,391	$1,977	$1,977
Falkland Partners, LLC	1,058	924	577
Town Run Associates	481	606	555
Avalon Terrace, LLC	253	(3)	38
Realeum, Inc.	(3,166)	(1,730)	(719)
Other unconsolidated non-real estate entites	38	(918)	—

Total	$55	$856	$2,428

7.     Discontinued Operations – Real Estate Assets Held for Sale

The Company has a policy of disposing of assets that are not consistent with its long-term investment criteria when market conditions are favorable. In connection with this strategy, the Company generally solicits competing bids from unrelated parties for individual assets, and considers the sales price and tax ramifications of each proposal. During the year ended December 31, 2002, the Company sold one community, as summarized below:

		Period	Apartment		Gross sales	Net
Community Name	Location	of sale	homes	Debt	price	proceeds

Longwood	Brookline, MA	4Q02	277	$—	$80,100	$78,454

Total of all 2002 asset sales			277	$—	$80,100	$78,454

Total of all 2001 asset sales			2,551	$8,145	$241,130	$230,400

Total of all 2000 asset sales			1,932	$31,694	$160,085	$124,392

As of December 31, 2002, the Company did not have any communities that qualified as held for sale under the provisions of SFAS No. 144. However, during the three months ended March 31, 2003, the Company sold one community and reclassified six communities to held for sale. Therefore, as required under SFAS No. 144, the operations for communities sold from January 1, 2002 through March 31, 2003 and communities held for sale as of March 31, 2003 have been presented as discontinued operations in the accompanying Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000. The following is a summary of income from discontinued operations for the years presented:

	For the year ended
		(unaudited)

	12-31-02	12-31-01	12-31-00

Total revenue	$32,797	$34,463	$32,674
Operating and other expenses	(12,362)	(12,753)	(12,158)
Interest expense, net	(823)	(1,134)	(1,636)
Minority interest	(799)	(758)	(822)
Depreciation expense	(6,397)	(7,072)	(7,272)
Gain on sale	48,893	—	—

Income from discontinued operations	$61,309	$12,746	$10,786

The Company’s Consolidated Balance Sheets include other assets (excluding net real estate) of $1,464 and $1,086, mortgage notes payable of $27,305 and $27,305 and other liabilities of $2,107 and $2,646 as of December 31, 2002 and 2001, respectively, relating to real estate assets sold or held for sale. The estimated proceeds less anticipated costs to sell for assets held for sale as of March 31, 2003 are greater than the carrying values as of December 31, 2002, and therefore no provision for possible losses have been recorded.

As of December 31, 2002, the Company has determined that two land parcels with an aggregate carrying value (prior to adjustment) of $26,739 would not likely proceed to development and are planned for disposition. Although these assets do not qualify as held for sale under the provisions of SFAS No. 144, the Company performed an analysis of the carrying value of these assets in connection with this change in anticipated use. As a result, the Company recorded an impairment loss of $6,800 during the year ended December 31, 2002 to reflect these parcels at fair market value (based on their entitlement status as of December 31, 2002.) See Note 14, “Subsequent Events,” of the Consolidated Financial Statements.

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

communities that had stabilized occupancy and costs as of January 1, 2001 and are not conducting or planning to conduct substantial redevelopment activities within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. Established Communities do not include communities that are currently held for sale or planned for disposition during the current year.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above, and are not conducting or planning to conduct substantial redevelopment activities within the current year. Other Stabilized Communities do not include communities that are currently held for sale.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that have not reached stabilized occupancy, as defined above, as of January 1, 2002.

In addition, the Company owns land held for future development and has other corporate assets that are not allocated to an operating segment.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use Net Operating Income (“NOI”) as the primary financial measure for Established and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, depreciation expense, gain on sale of communities, impairment losses and income from discontinued operations. Although the Company considers NOI a useful measure of operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. A reconciliation of NOI to net income for the years ended December 31, 2002, 2001 and 2000 is as follows:

	For the year ended

	12-31-02	12-31-01	12-31-00

Net income	$173,618	$248,997	$210,604
Corporate-level property management and other indirect operating expenses	32,163	32,967	28,111
Interest income	(3,978)	(6,823)	(4,764)
Interest expense	120,559	102,069	81,973
General and administrative expense	14,332	15,224	13,013
Equity in income of unconsolidated entities	(55)	(856)	(2,428)
Minority interest in consolidated partnerships	1,771	(161)	1,086
Depreciation expense	138,080	123,007	115,338
Gain on sale of communities	(48,893)	(62,852)	(40,779)
Impairment loss	6,800	—	—
Income from discontinued operations	(12,416)	(12,746)	(10,786)

Net operating income	$421,981	$438,826	$391,368

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The table on the following page provides details of the Company’s segment information as of the dates specified.

	Total		% NOI	Gross
	revenue	NOI	change from prior year	real estate (1)

For the year ended December 31, 2002
Established
Northeast	$151,565	$104,782	(8.5%)	$840,939
Mid-Atlantic	77,811	55,695	(3.6%)	423,229
Midwest	17,222	10,321	(8.2%)	140,248
Pacific Northwest	10,664	6,550	(12.2%)	96,738
Northern California	151,619	110,845	(17.5%)	1,340,846
Southern California	42,765	30,561	2.5%	303,464

Total Established	451,646	318,754	(10.3%)	3,145,464

Other Stabilized	82,184	55,953	n/a	794,113
Development / Redevelopment	76,728	44,956	n/a	1,143,623
Land Held for Future Development	n/a	n/a	n/a	78,688
Non-allocated (2)	2,318	2,318	n/a	21,790

Total	$612,876	$421,981	(3.8%)	$5,183,678

For the year ended December 31, 2001
Established
Northeast	$113,564	$81,777	8.4%	$570,551
Mid-Atlantic	81,976	60,256	8.4%	438,010
Midwest	7,922	5,428	(1.6%)	60,299
Pacific Northwest	6,784	4,985	3.3%	60,426
Northern California	157,736	121,923	6.9%	1,216,489
Southern California	36,846	26,144	9.6%	257,499

Total Established	404,828	300,513	7.6%	2,603,274

Other Stabilized	141,611	99,795	n/a	933,366
Development / Redevelopment	59,269	37,032	n/a	991,667
Land Held for Future Development	n/a	n/a	n/a	66,608
Non-allocated (2)	1,486	1,486	n/a	20,652

Total	$607,194	$438,826	12.1%	$4,615,567

For the year ended December 31, 2000
Established
Northeast	$84,764	$60,297	6.5%	$444,158
Mid-Atlantic	68,646	49,694	9.2%	392,758
Midwest	7,772	5,515	5.4%	60,101
Pacific Northwest	3,778	2,751	17.1%	34,382
Northern California	107,342	82,126	15.9%	938,630
Southern California	18,223	12,848	12.7%	121,148

Total Established	290,525	213,231	11.1%	1,991,177

Other Stabilized	189,597	135,224	n/a	1,386,868
Development / Redevelopment	59,178	41,492	n/a	882,043
Land Held for Future Development	n/a	n/a	n/a	33,161
Non-allocated (2)	1,421	1,421	n/a	16,184

Total	$540,721	$391,368	19.0%	$4,309,433

(1)	Does not include real estate assets held for sale of $160,744 and $196,207 as of December 31, 2002 and 2001, respectively.

(2)	Revenue and NOI amounts represent third-party management, accounting and developer fees which are not allocated to a reportable segment.

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

Segment information for the years ending December 31, 2002, 2001 and 2000 has been adjusted for the communities that were designated as held for sale as of March 31, 2003 or sold from January 1, 2002 through March 31, 2003 as described in Note 7, “Discontinued Operations – Real Estate Assets Held for Sale,” of the Consolidated Financial Statements.

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

The following table illustrates the effect on the Company’s net income available to common stockholders and earnings per share if the Company had applied the fair value recognition provisions as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,” to the Plans (unaudited):

	For the year ended

	12-31-02	12-31-01	12-31-00

Net income available to common stockholders, as reported	$155,722	$216,500	$170,825
Deduct: Total compensation expense determined under fair value based method, net of related tax effects	(2,904)	(3,576)	(2,767)

Pro forma net income available to common stockholders	$152,818	$212,924	$168,058

Earnings per share:
Basic — as reported	$2.26	$3.19	$2.58

Basic — pro forma	$2.22	$3.14	$2.53

Diluted — as reported	$2.23	$3.12	$2.53

Diluted — pro forma	$2.18	$3.07	$2.49

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

•	Cash equivalents, rents receivable, accounts payable and accrued expenses, and other liabilities are carried at their face amounts, which reasonably approximate their fair values.

•	Bond indebtedness and notes payable with an aggregate carrying value of approximately $2,442,000 and $2,083,000 had an estimated aggregate fair value of $2,639,000 and $2,191,000 at December 31, 2002 and 2001, respectively.

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

13. Quarterly Financial Information (Unaudited)

The following summary represents the quarterly results of operations for the years ended December 31, 2002 and 2001:

	For the three months ended

	3-31-02	6-30-02	9-30-02	12-31-02

Total revenue	$151,766	$152,368	$153,865	$154,876
Net income available to common stockholders	$35,690	$32,315	$24,685	$63,033
Net income per common share — basic	$0.52	$0.47	$0.36	$0.92
Net income per common share — diluted	$0.51	$0.46	$0.35	$0.91

	For the three months ended

	3-31-01	6-30-01	9-30-01	12-31-01

Total revenue	$147,235	$153,673	$154,524	$151,762
Net income available to common stockholders	$41,654	$39,131	$79,229	$56,486
Net income per common share — basic	$0.62	$0.58	$1.16	$0.83
Net income per common share — diluted	$0.61	$0.57	$1.14	$0.81

14. Subsequent Events (Unaudited)

For the period January 1, 2003 through February 28, 2003, the Company has repurchased an additional 761,000 shares of common stock at an aggregate cost of $27,659 through its common stock repurchase program.

On January 15, 2003, $50,000 in unsecured notes matured and was paid, including the balance of accrued interest.

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

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

	Initial Cost			Total Cost

		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in
		Progress &	Acquisition /		Progress &
	Land	Improvements	Construction	Land	Improvements	Total

Current Communities
Avalon at Center Place	$—	$26,816	$502	$—	$27,318	$27,318
Avalon at Faxon Park	1,136	14,019	76	1,136	14,095	15,231
Avalon at Lexington	2,124	12,599	624	2,124	13,223	15,347
Avalon at Prudential Center	25,811	103,233	22,769	25,811	126,002	151,813
Avalon Essex	5,230	15,483	824	5,230	16,307	21,537
Avalon Estates	1,972	18,167	77	1,972	18,244	20,216
Avalon Ledges	2,627	32,900	—	2,627	32,900	35,527
Avalon Oaks	2,129	18,640	54	2,129	18,694	20,823
Avalon Oaks West	3,303	13,316	—	3,303	13,316	16,619
Avalon Orchards	2,975	17,860	—	2,975	17,860	20,835
Avalon Summit	1,743	14,654	351	1,743	15,005	16,748
Avalon West	943	9,881	97	943	9,978	10,921
Avalon at Greyrock Place	13,819	55,846	8	13,819	55,854	69,673
Avalon Corners	6,305	24,179	1,294	6,305	25,473	31,778
Avalon Gates	4,414	31,305	381	4,414	31,686	36,100
Avalon Glen	5,956	23,993	1,346	5,956	25,339	31,295
Avalon Haven	1,264	11,762	724	1,264	12,486	13,750
Avalon Lake	3,314	13,139	542	3,314	13,681	16,995
Avalon New Canaan	8,874	23,176	—	8,874	23,176	32,050
Avalon Springs	2,116	14,512	245	2,116	14,757	16,873
Avalon Valley	2,277	22,424	1,358	2,277	23,782	26,059
Avalon Walk I & II	9,102	48,796	1,146	9,102	49,942	59,044
Avalon Commons	4,679	28,552	62	4,679	28,614	33,293
Avalon Court	9,228	48,920	1,124	9,228	50,044	59,272
Avalon Towers	3,118	12,709	1,086	3,118	13,795	16,913
Avalon at Edgewater	14,529	60,061	—	14,529	60,061	74,590
Avalon at Florham Park	6,647	34,639	283	6,647	34,922	41,569
Avalon Cove	8,760	82,356	837	8,760	83,193	91,953
Avalon Crest	11,468	44,035	559	11,468	44,594	56,062
The Tower at Avalon Cove	3,738	45,755	166	3,738	45,921	49,659
Avalon at Freehold	4,116	30,191	—	4,116	30,191	34,307
Avalon Run East	1,579	14,669	24	1,579	14,693	16,272

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost, Net		Year of
	Accumulated	of Accumulated		Completion /
	Depreciation	Depreciation	Encumbrances	Acquisition

Current Communities
Avalon at Center Place	$5,308	$22,010	$—	1997
Avalon at Faxon Park	2,447	12,784	—	1998
Avalon at Lexington	3,766	11,581	13,784	1994
Avalon at Prudential Center	16,904	134,909	—	1968/98
Avalon Essex	1,624	19,913	—	2000
Avalon Estates	1,385	18,831	—	2001
Avalon Ledges	640	34,887	—	2002
Avalon Oaks	2,567	18,256	17,628	1999
Avalon Oaks West	479	16,140	—	2002
Avalon Orchards	495	20,340	—	2002
Avalon Summit	3,488	13,260	—	1996
Avalon West	2,198	8,723	8,461	1996
Avalon at Greyrock Place	1,156	68,517	—	2002
Avalon Corners	2,931	28,847	—	2000
Avalon Gates	6,164	29,936	—	1997
Avalon Glen	7,415	23,880	—	1991
Avalon Haven	1,153	12,597	—	2000
Avalon Lake	1,772	15,223	—	1999
Avalon New Canaan	338	31,712	—	2002
Avalon Springs	2,969	13,904	—	1996
Avalon Valley	3,067	22,992	—	1999
Avalon Walk I & II	14,246	44,798	11,748	1992/94
Avalon Commons	5,451	27,842	—	1997
Avalon Court	6,901	52,371	—	1997/2000
Avalon Towers	3,423	13,490	—	1995
Avalon at Edgewater	2,448	72,142	—	2002
Avalon at Florham Park	2,758	38,811	—	2001
Avalon Cove	16,720	75,233	—	1997
Avalon Crest	5,607	50,455	—	1998
The Tower at Avalon Cove	5,723	43,936	—	1999
Avalon at Freehold	1,107	33,200	—	2002
Avalon Run East	3,266	13,006	—	1996

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

	Initial Cost			Total Cost

		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in
		Progress &	Acquisition /		Progress &
	Land	Improvements	Construction	Land	Improvements	Total

Avalon Watch	5,585	22,394	1,618	5,585	24,012	29,597
Avalon Riverview I	3,959	90,086	—	3,959	90,086	94,045
Avalon Gardens	8,428	45,706	131	8,428	45,837	54,265
Avalon Green	1,820	10,525	258	1,820	10,783	12,603
Avalon on the Sound	717	89,501	1,396	717	90,897	91,614
Avalon View	3,529	14,140	621	3,529	14,761	18,290
Avalon Willow	6,207	39,852	941	6,207	40,793	47,000
The Avalon	2,889	28,273	66	2,889	28,339	31,228
Avalon at Fairway Hills I & II	8,612	34,463	1,780	8,612	36,243	44,855
Avalon at Symphony Glen	1,594	6,384	1,194	1,594	7,578	9,172
Avalon Landing	1,849	7,409	533	1,849	7,942	9,791
4100 Massachusetts Avenue	6,848	27,614	1,566	6,848	29,180	36,028
AutumnWoods	6,096	24,400	432	6,096	24,832	30,928
Avalon at Arlington Square I	13,453	55,918	307	13,453	56,225	69,678
Avalon at Arlington Square II	8,588	33,817	—	8,588	33,817	42,405
Avalon at Ballston Vermont & Quincy Towers	9,340	37,360	469	9,340	37,829	47,169
Avalon at Ballston — Washington Towers	7,291	29,177	891	7,291	30,068	37,359
Avalon at Cameron Court	10,292	32,931	23	10,292	32,954	43,246
Avalon at Decoverly	6,157	24,800	815	6,157	25,615	31,772
Avalon at Dulles	2,302	9,212	650	2,302	9,862	12,164
Avalon at Fair Lakes	4,334	19,127	15	4,334	19,142	23,476
Avalon at Fox Mill	2,713	16,678	122	2,713	16,800	19,513
Avalon at Providence Park	2,152	8,907	240	2,152	9,147	11,299
Avalon Crescent	13,851	43,401	31	13,851	43,432	57,283
Avalon Crossing	2,207	11,683	5	2,207	11,688	13,895
Avalon Fields I & II	4,047	18,611	42	4,047	18,653	22,700
Avalon Knoll	1,528	6,136	945	1,528	7,081	8,609
200 Arlington Place	9,728	39,527	707	9,728	40,234	49,962
Avalon at Danada Farms	7,535	30,444	444	7,535	30,888	38,423
Avalon at Stratford Green	4,326	17,569	54	4,326	17,623	21,949
Avalon at West Grove	5,149	20,657	4,109	5,149	24,766	29,915
Avalon at Devonshire	7,250	29,641	795	7,250	30,436	37,686
Avalon at Edinburgh	3,541	14,758	260	3,541	15,018	18,559

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost, Net		Year of
	Accumulated	of Accumulated		Completion /
	Depreciation	Depreciation	Encumbrances	Acquisition

Avalon Watch	7,489	22,108	—	1999
Avalon Riverview I	1,229	92,816	—	2002
Avalon Gardens	8,018	46,247	—	1998
Avalon Green	2,843	9,760	—	1995
Avalon on the Sound	4,632	86,982	36,089	2001
Avalon View	4,460	13,830	17,743	1993
Avalon Willow	4,533	42,467	—	2000
The Avalon	3,444	27,784	—	1999
Avalon at Fairway Hills I & II	8,936	35,919	11,500	1987/96
Avalon at Symphony Glen	2,409	6,763	9,780	1986
Avalon Landing	2,128	7,663	6,417	1995
4100 Massachusetts Avenue	8,257	27,771	—	1982
AutumnWoods	5,304	25,624	—	1996
Avalon at Arlington Square I	3,301	66,377	—	2001
Avalon at Arlington Square II	670	41,735	—	2002
Avalon at Ballston Vermont & Quincy Towers	7,649	39,520	—	1997
Avalon at Ballston — Washington Towers	8,846	28,513	—	1990
Avalon at Cameron Court	5,716	37,530	—	1998
Avalon at Decoverly	6,391	25,381	—	1995
Avalon at Dulles	2,993	9,171	12,360	1986
Avalon at Fair Lakes	3,408	20,068	—	1998
Avalon at Fox Mill	1,975	17,538	—	2000
Avalon at Providence Park	1,803	9,496	—	1997
Avalon Crescent	8,684	48,599	—	1996
Avalon Crossing	2,596	11,299	—	1996
Avalon Fields I & II	4,176	18,524	11,286	1998
Avalon Knoll	2,517	6,092	12,978	1985
200 Arlington Place	2,837	47,125	—	1987/2000
Avalon at Danada Farms	5,320	33,103	—	1997
Avalon at Stratford Green	3,051	18,898	—	1997
Avalon at West Grove	4,344	25,571	—	1967
Avalon at Devonshire	5,364	32,322	27,305	1988
Avalon at Edinburgh	2,483	16,076	—	1992

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(Dollars in thousands)

	Initial Cost			Total Cost

		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in
		Progress &	Acquisition /		Progress &
	Land	Improvements	Construction	Land	Improvements	Total

Avalon at Town Centre	3,450	14,449	315	3,450	14,764	18,214
Avalon at Town Square	2,099	8,642	157	2,099	8,799	10,898
Avalon at Woodbury	5,034	20,857	94	5,034	20,951	25,985
Avalon at Bear Creek	6,786	27,035	616	6,786	27,651	34,437
Avalon Bellevue	6,664	23,908	61	6,664	23,969	30,633
Avalon Belltown	5,644	12,453	182	5,644	12,635	18,279
Avalon Brandemoor	8,630	36,679	—	8,630	36,679	45,309
Avalon Greenbriar	3,808	21,239	11,212	3,808	32,451	36,259
Avalon HighGrove	7,569	32,035	16	7,569	32,051	39,620
Avalon ParcSquare	3,789	15,093	113	3,789	15,206	18,995
Avalon Redmond Place	4,558	17,504	3,980	4,558	21,484	26,042
Avalon RockMeadow	4,777	19,671	9	4,777	19,680	24,457
Avalon WildReed	4,253	18,676	27	4,253	18,703	22,956
Avalon WildWood	6,268	26,597	—	6,268	26,597	32,865
Avalon Wynhaven	11,412	41,142	—	11,412	41,142	52,554
Avalon at Union Square	4,249	16,820	822	4,249	17,642	21,891
Avalon at Willow Creek	6,581	26,583	1,094	6,581	27,677	34,258
Avalon Dublin	5,276	19,642	1,824	5,276	21,466	26,742
Avalon Fremont	15,016	60,681	1,473	15,016	62,154	77,170
Avalon Pleasanton	11,610	46,552	2,360	11,610	48,912	60,522
Waterford	11,324	45,717	2,025	11,324	47,742	59,066
Avalon at Cedar Ridge	4,230	9,659	11,641	4,230	21,300	25,530
Avalon at Diamond Heights	4,726	19,130	542	4,726	19,672	24,398
Avalon at Nob Hill	5,403	21,567	530	5,403	22,097	27,500
Avalon at Sunset Towers	3,561	21,321	3,289	3,561	24,610	28,171
Avalon Foster City	7,852	31,445	3,555	7,852	35,000	42,852
Avalon Pacifica	6,125	24,796	377	6,125	25,173	31,298
Avalon Towers by the Bay	9,155	57,630	97	9,155	57,727	66,882
Crowne Ridge	5,982	16,885	8,183	5,982	25,068	31,050
Avalon at Blossom Hill	11,933	48,313	640	11,933	48,953	60,886
Avalon at Cahill Park	4,760	47,354	—	4,760	47,354	52,114
Avalon at Creekside	6,546	26,301	10,119	6,546	36,420	42,966
Avalon at Foxchase I & II	11,340	45,532	1,950	11,340	47,482	58,822

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost, Net		Year of
	Accumulated	of Accumulated		Completion /
	Depreciation	Depreciation	Encumbrances	Acquisition

Avalon at Town Centre	2,610	15,604	—	1986
Avalon at Town Square	1,583	9,315	—	1986
Avalon at Woodbury	2,550	23,435	—	1999
Avalon at Bear Creek	4,430	30,007	—	1998
Avalon Bellevue	1,653	28,980	—	2001
Avalon Belltown	610	17,669	—	2001
Avalon Brandemoor	2,321	42,988	—	2001
Avalon Greenbriar	5,024	31,235	18,755	1987/88
Avalon HighGrove	2,409	37,211	—	2000
Avalon ParcSquare	1,387	17,608	—	2000
Avalon Redmond Place	3,877	22,165	—	1991/97
Avalon RockMeadow	1,816	22,641	—	2000
Avalon WildReed	1,659	21,297	—	2000
Avalon WildWood	1,662	31,203	—	2001
Avalon Wynhaven	2,674	49,880	—	2001
Avalon at Union Square	2,844	19,047	—	1973/96
Avalon at Willow Creek	4,480	29,778	—	1985/94
Avalon Dublin	3,446	23,296	—	1989/97
Avalon Fremont	10,102	67,068	—	1992/94
Avalon Pleasanton	7,990	52,532	—	1988/94
Waterford	7,948	51,118	33,100	1985/86
Avalon at Cedar Ridge	3,608	21,922	—	1975/97
Avalon at Diamond Heights	3,191	21,207	—	1972/94
Avalon at Nob Hill	3,518	23,982	19,457	1990/95
Avalon at Sunset Towers	4,375	23,796	—	1961/96
Avalon Foster City	5,389	37,463	—	1973/94
Avalon Pacifica	4,020	27,278	16,216	1971/95
Avalon Towers by the Bay	6,619	60,263	—	1999
Crowne Ridge	4,070	26,980	—	1973/96
Avalon at Blossom Hill	7,911	52,975	—	1995
Avalon at Cahill Park	723	51,391	—	2002
Avalon at Creekside	5,238	37,728	—	1962/97
Avalon at Foxchase I & II	7,718	51,104	26,400	1986/87

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
December 31, 2002
(Dollars in thousands)

Amounts include real estate assets held for sale.

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building - 30 years
Improvements, upgrades and FF&E - not to exceed 7 years

The aggregate cost of total real estate for Federal income tax purposes was approximately $5,400,000 at December 31, 2002.

The changes in total real estate assets for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Years ended December 31,

	2002	2001	2000

Balance, beginning of period	$4,837,869	$4,535,969	$4,235,938
Acquisitions, Construction Costs and Improvements	575,879	496,908	393,359
Dispositions, including impairment loss on planned dispositions	(44,295)	(195,008)	(123,816)

Balance, end of period	$5,369,453	$4,837,869	$4,535,969

The changes in accumulated depreciation for the years ended December 31, 2002, 2001 and 2000, are as follows:

	Years ended December 31,

	2002	2001	2000

Balance, beginning of period	$447,026	$336,010	$225,103
Depreciation, including discontinued operations	144,477	126,984	119,416
Dispositions	(7,481)	(15,968)	(8,509)

Balance, end of period	$584,022	$447,026	$336,010