Form 10-Q
period 2003-06-30
AVALONBAY COMMUNITIES INC
filed 2003-08-08
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

67,548,679 shares of common stock, par value $0.01 per share, were outstanding as of August 1, 2003

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Page

Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	1
Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and six months ended June 30, 2003 and 2002	2
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2003 and 2002	3-4
Notes to Condensed Consolidated Financial Statements (unaudited)	5-20
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-48
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	49

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	49
Item 2. Changes in Securities and Use of Proceeds	50
Item 3. Defaults Upon Senior Securities	50
Item 4. Submission of Matters to a Vote of Security Holders	50
Item 5. Other Information	50
Item 6. Exhibits and Reports on Form 8-K	50-52
Signatures	53

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6-30-03	12-31-02

	(unaudited)
ASSETS
Real estate:
Land, including land held for development	$951,483	$885,221
Buildings and improvements	4,006,731	3,843,115
Furniture, fixtures and equipment	124,523	121,517

	5,082,737	4,849,853
Less accumulated depreciation	(631,226)	(556,966)

Net operating real estate	4,451,511	4,292,887
Construction in progress (including land)	285,888	312,425
Real estate assets held for sale, net	19,455	180,119

Total real estate, net	4,756,854	4,785,431
Cash and cash equivalents	21,467	12,933
Cash in escrow	30,194	10,230
Resident security deposits	22,249	21,839
Investments in unconsolidated real estate entities	13,713	14,591
Deferred financing costs, net	19,527	20,312
Deferred development costs	23,063	31,461
Participating mortgage notes	21,483	21,483
Prepaid expenses and other assets	26,225	32,555

Total assets	$4,934,775	$4,950,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,935,313	$1,985,342
Variable rate unsecured credit facility	158,200	28,970
Mortgage notes payable	466,235	429,546
Dividends payable	49,453	51,553
Payables for construction	27,521	29,768
Accrued expenses and other liabilities	82,622	88,853
Accrued interest payable	41,826	42,924
Resident security deposits	32,438	30,534
Liabilities related to real estate assets held for sale	972	29,620

Total liabilities	2,794,580	2,717,110

Minority interest of unitholders in consolidated partnerships	38,438	39,185
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both June 30, 2003 and December 31, 2002; 4,000,000 and 7,267,700 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	40	73
Common stock, $.01 par value; 140,000,000 shares authorized at both June 30, 2003 and December 31, 2002; 67,536,888 and 68,202,926 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	675	682
Additional paid-in capital	2,165,691	2,266,130
Deferred compensation	(8,275)	(7,855)
Dividends in excess of accumulated earnings	(44,225)	(51,850)
Accumulated other comprehensive loss	(12,149)	(12,640)

Total stockholders’ equity	2,101,757	2,194,540

Total liabilities and stockholders’ equity	$4,934,775	$4,950,835

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended

	6-30-03	6-30-02	6-30-03	6-30-02

Revenue:
Rental income	$154,389	$147,424	$307,119	$292,245
Management fees	238	471	486	859
Other income	85	2,291	271	6,828

Total revenue	154,712	150,186	307,876	299,932

Expenses:
Operating expenses, excluding property taxes	44,245	39,504	87,853	77,706
Property taxes	14,442	12,860	29,091	25,663
Interest expense	34,476	28,330	68,844	55,682
Depreciation expense	38,185	33,223	76,024	65,252
General and administrative expense	3,623	3,437	7,254	7,044

Total expenses	134,971	117,354	269,066	231,347

Equity in income of unconsolidated entities	677	301	1,205	867
Interest income	880	973	1,782	2,105
Venture partner interest in profit-sharing	(470)	(265)	(848)	(268)
Minority interest in consolidated partnerships	(234)	(220)	(454)	(467)

Income from continuing operations	20,594	33,621	40,495	70,822
Discontinued operations:
Income from discontinued operations	1,363	3,725	4,778	7,245
Gain on sale of communities	54,511	—	68,583	—

Total discontinued operations	55,874	3,725	73,361	7,245

Net income	76,468	37,346	113,856	78,067
Dividends attributable to preferred stock	(2,426)	(5,031)	(6,114)	(10,062)

Net income available to common stockholders	$74,042	$32,315	$107,742	$68,005

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	(258)	(3,094)	491	(1,674)

Other comprehensive income (loss)	(258)	(3,094)	491	(1,674)

Comprehensive income	$73,784	$29,221	$108,233	$66,331

Dividends declared per common share	$0.70	$0.70	$1.40	$1.40

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.27	$0.42	$0.51	$0.88
Discontinued operations	0.83	0.05	1.09	0.11

Net income available to common stockholders	$1.10	$0.47	$1.60	$0.99

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.27	$0.40	$0.50	$0.86
Discontinued operations	0.81	0.06	1.07	0.11

Net income available to common stockholders	$1.08	$0.46	$1.57	$0.97

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended

	6-30-03	6-30-02

Cash flows from operating activities:
Net income	$113,856	$78,067
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	76,024	65,252
Depreciation expense from discontinued operations	437	3,725
Amortization of deferred financing costs and debt premium/discount	1,952	1,929
Amortization of deferred compensation	1,784	2,322
Income allocated to minority interest in consolidated partnerships including discontinued operations	843	869
Income allocated to venture partner interest in profit-sharing	848	268
Gain on sale of communities	(68,583)	—
Increase in cash in operating escrows	(709)	(284)
Decrease in resident security deposits, accrued interest receivable on participating mortgage notes, prepaid expenses and other assets	8,966	924
Decrease in accrued expenses, other liabilities and accrued interest payable	(5,737)	(362)

Net cash provided by operating activities	129,681	152,710

Cash flows used in investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(196,654)	(229,713)
Acquisition of real estate assets	—	(106,300)
Capital expenditures — existing real estate assets	(5,365)	(4,960)
Capital expenditures — non-real estate assets	(84)	(978)
Proceeds from sale of communities, net of selling costs	202,845	—
Increase (decrease) in payables for construction	(2,247)	111
Decrease (increase) in cash in construction escrows	(19,255)	37,639
Decrease in investments in unconsolidated real estate entities	878	232

Net cash used in investing activities	(19,882)	(303,969)

Cash flows from financing activities:
Issuance of common stock	10,621	19,186
Repurchase of common stock	(39,877)	—
Issuance of preferred stock, net of related costs	81,737	—
Redemption of preferred stock and related costs	(163,724)	—
Dividends paid	(101,296)	(102,327)
Net borrowings under unsecured credit facility	129,230	179,700
Issuance of mortgage notes payable	38,829	—
Repayments of mortgage notes payable	(2,140)	(22,869)
Repayment of unsecured notes	(50,000)	—
Payment of deferred financing costs	(1,195)	(266)
Contributions from (distributions to) minority and profit-sharing partners	(3,450)	14,341

Net cash provided by (used in) financing activities	(101,265)	87,765

Net increase (decrease) in cash and cash equivalents	8,534	(63,494)
Cash and cash equivalents, beginning of period	12,933	72,986

Cash and cash equivalents, end of period	$21,467	$9,492

Cash paid during year for interest, net of amount capitalized	$65,879	$54,278

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the six months ended June 30, 2003:

•	As described in Note 4, “Stockholders’ Equity,” of the Condensed Consolidated Financial Statements, 102,727 shares of common stock were issued in connection with stock grants of which 80% were restricted, 28,451 shares were withheld to satisfy employees’ tax withholding and other liabilities and 11,902 shares were forfeited, for a net value of $2,985.

•	The Company sold one community with a mortgage note payable of $27,305 that was assumed by the buyer as part of the total sales price.

•	7,992 units of limited partnership in DownREIT partnerships valued at $295 were redeemed as partial repayment of outstanding tax loans.

•	The Company recorded a reduction to other liabilities and a corresponding gain to other comprehensive income of $491 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities,” of the Condensed Consolidated Financial Statements) to their fair value.

•	Common and preferred dividends declared but not paid totaled $49,453.

During the six months ended June 30, 2002:

•	The Company issued 102,756 units of limited partnership in DownREIT partnerships valued at $5,000 in connection with the formation of a DownREIT partnership and the acquisition by that partnership of land.

•	141,718 shares of common stock were issued in connection with stock grants of which 80% were restricted, 10,374 shares were withheld to satisfy employees’ tax withholding and other liabilities and 5,534 shares were forfeited, for a net value of $6,075.

•	The Company assumed $33,900 in variable rate, tax-exempt debt related to the acquisition of one community.

•	The Company recorded a liability and a corresponding charge to other comprehensive loss of $1,674 to adjust the Company’s Hedged Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $52,371.

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

At June 30, 2003, the Company owned or held a direct or indirect ownership interest in 132 operating apartment communities containing 38,941 apartment homes in ten states and the District of Columbia, of which two communities containing 1,089 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in ten communities under construction that are expected to contain an aggregate of 3,206 apartment homes when completed. The Company also owned a direct or indirect ownership interest in rights to develop an additional 41 communities that, if developed in the manner expected, will contain an estimated 10,620 apartment homes.

During the three months ended June 30, 2003:

•	The Company sold a total of six communities, five comprising the entire Minneapolis, Minnesota portfolio and a single asset in Huntington Beach, California. These six communities, which contained a total of 1,728 apartment homes, were sold for an aggregate sales price of $185,425, resulting in a gain calculated in accordance with generally accepted accounting principles (“GAAP”) of $54,511.

•	The Company completed the development of one community, Avalon at Mission Bay North, located in San Francisco, California. Avalon at Mission Bay North is a high-rise community containing 250 apartment homes and was completed for a total capital cost of approximately $80,500.

•	The Company commenced development on two communities, Avalon Run East II, located in Central New Jersey, and Avalon Traville Phase II, located in the greater Washington, DC metro area. These communities, when completed, are expected to contain an aggregate of 632 apartment homes for a total capital cost of approximately $92,000.

•	The Company purchased three parcels of land for a total of $29,277 in connection with development rights. The Company expects that if the parcels are developed as planned they would be the sites for a total of three communities containing an aggregate of 887 apartment homes at a total capital cost of approximately $232,000.

The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

The Company accounts for investments in unconsolidated entities in accordance with SOP 78-9 and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company uses the equity method to account for investments in which it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. Investments in which the Company owns 20% or less of the equity value and does not have significant and disproportionate influence are accounted for using the cost method. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the six months ended June 30, 2003 or 2002.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense.

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

If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If such carrying amounts are in excess of the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in the six months ended June 30, 2003 or 2002 on any of its operating communities.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $17,538 at June 30, 2003 and $15,557 at December 31, 2002.

Cash, Cash Equivalents and Cash in Escrow

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.

Interest Rate Contracts

The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of June 30, 2003, the Company has approximately $165,000 in variable rate tax-exempt debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities,” of the Condensed Consolidated Financial Statements.

Comprehensive Income

Comprehensive income, as reflected on the Condensed Consolidated Statements of Operations and Other Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive loss as reflected in Note 4, “Stockholders’ Equity,” of the Condensed Consolidated Financial Statements reflects the changes in the fair value of effective cash flow hedges.

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

	For the three months ended		For the six months ended

	6-30-03	6-30-02	6-30-03	6-30-02

Basic and diluted shares outstanding
Weighted average common shares — basic	67,231,296	69,080,865	67,427,853	68,824,022
Weighted average DownREIT units outstanding	968,581	1,005,313	972,146	955,904
Effect of dilutive securities	703,268	1,108,571	607,505	1,128,051

Weighted average common shares and DownREIT units — diluted	68,903,145	71,194,749	69,007,504	70,907,977

Calculation of Earnings per Share — basic
Net income available to common stockholders	$74,042	$32,315	$107,742	$68,005

Weighted average common shares — basic	67,231,296	69,080,865	67,427,853	68,824,022

Earnings per common share — basic	$1.10	$0.47	$1.60	$0.99

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$74,042	$32,315	$107,742	$68,005
Add: Minority interest of DownREIT unitholders in consolidated partnerships	379	405	762	810

Adjusted net income available to common stockholders	$74,421	$32,720	$108,504	$68,815

Weighted average common shares and DownREIT units — diluted	68,903,145	71,194,749	69,007,504	70,907,977

Earnings per common share — diluted	$1.08	$0.46	$1.57	$0.97

Certain options to purchase shares of common stock in the amounts of 1,459,439 and 1,521,360 were outstanding during the three and six months ended June 30, 2003, respectively, and 8,602 and 13,935 were outstanding during the three and six months ended June 30, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period.

Stock-Based Compensation

Prior to 2003, the Company applied the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its employee stock options. No stock-based employee compensation cost is reflected in net income for the three and six months ended June 30, 2002, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period based on the fair market value as determined on the date of grant:

	For the three months ended		For the six months ended

	6-30-03	6-30-02	6-30-03	6-30-02

Net income available to common stockholders, as reported	$74,042	$32,315	$107,742	$68,005
Add: Actual compensation expense recorded under fair value based method, net of related tax effects	61	—	97	—
Deduct: Total compensation expense determined under fair value based method, net of related tax effects	(568)	(748)	(1,232)	(1,557)

Pro forma net income available to common stockholders	$73,535	$31,567	$106,607	$66,448

Earnings per share:
Basic — as reported	$1.10	$0.47	$1.60	$0.99

Basic — pro forma	$1.09	$0.46	$1.58	$0.97

Diluted — as reported	$1.08	$0.46	$1.57	$0.97

Diluted — pro forma	$1.07	$0.45	$1.55	$0.95

Business Interruption Insurance

During 2000, a fire occurred at one of the Company’s development communities, which was under construction and unoccupied at the time. The Company had property damage and business interruption insurance which covered this event. Business interruption insurance proceeds of $2,100 and $5,800 are included in other income in the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2002, respectively.

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies the accounting and reporting for derivative instruments, including derivative instruments that are embedded in contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The Company will adopt this pronouncement beginning July 1, 2003. In the opinion of management, the adoption of this statement will not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt this pronouncement as specified above, but does not expect it to have a material impact on its financial condition or results of operations.

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

Discontinued Operations

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s Condensed Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation, minority interest and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for discontinued operations will not have any impact on the Company’s financial condition or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in the accompanying Condensed Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

Reclassifications

Certain reclassifications have been made to amounts in prior period’s financial statements to conform with current period presentations.

2.     Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $6,305 and $8,020 for the three months ended June 30, 2003 and 2002, respectively, and $12,511 and $16,671 for the six months ended June 30, 2003 and 2002, respectively.

3.     Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of June 30, 2003 and December 31, 2002 are summarized as follows:

	6-30-03	12-31-02

Fixed rate unsecured notes (1)	$1,935,313	$1,985,342
Fixed rate mortgage notes payable — conventional and tax-exempt (2)	348,320	311,981
Variable rate mortgage notes payable — tax-exempt (3)	81,183	108,781

Total notes payable and unsecured notes	2,364,816	2,406,104

Variable rate secured short-term construction loan	36,732	36,089
Variable rate unsecured credit facility	158,200	28,970

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,559,748	$2,471,163

(1)	Balances at June 30, 2003 and December 31, 2002 include $313 and $342, respectively, of debt premium received at issuance of unsecured notes.

(2)	Includes $165,258 and $165,953 of variable rate notes as of June 30, 2003 and December 31, 2002, respectively, effectively fixed through Hedged Derivatives, as described in Note 5, “Derivative Instruments and Hedging Activities,” of the Condensed Consolidated Financial Statements.

(3)	Balance at December 31, 2002 includes $27,305 related to a real estate asset held for sale.

During the six months ended June 30, 2003, the Company issued fixed rate, tax-exempt debt in the amount of $17,404 (at a rate of 7.1%) and $20,680 (at a rate of 7.4%) related to two operating communities. In addition, in June 2003, the Company transferred a mortgage note payable in the amount of $27,305 in connection with the sale of a community to the purchaser. In the aggregate, mortgage notes payable mature at various dates from May 2004 through April 2043 and are collateralized by certain apartment communities. As of June 30, 2003, the Company has guaranteed approximately $149,000 of mortgage notes payable held by subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.7% at June 30, 2003 and 6.6% at December 31, 2002. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed below), including the effect of certain financing related fees, was 2.7% at June 30, 2003 and 3.5% at December 31, 2002.

In January 2003, the Company repaid $50,000 of previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity, and no prepayment fees were incurred. The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at June 30, 2003 are as follows:

	Secured notes	Secured notes	Unsecured notes	Interest rate of
Year	payments	maturities	maturities	unsecured notes

2003	$2,221	$—	$100,000	6.500%
2004	4,568	60,838	125,000	6.580%
2005	4,680	—	100,000	6.625%
			50,000	6.500%
2006	5,010	—	150,000	6.800%
2007	5,364	35,980	110,000	6.875%
			150,000	5.000%
2008	5,767	—	50,000	6.625%
			150,000	8.250%
2009	6,152	10,400	150,000	7.500%
2010	5,771	29,388	200,000	7.500%
2011	6,176	—	300,000	6.625%
			50,000	6.625%
2012	5,948	12,095	250,000	6.125%
Thereafter	157,326	108,551	—

	$208,983	$257,252	$1,935,000

The Company has a $500,000 revolving variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks, which had $158,200 outstanding and $17,287 in letters of credit on June 30, 2003 and $28,970 outstanding and $79,999 in letters of credit on December 31, 2002. Under the terms of the unsecured credit facility, if the Company elects to increase the facility by up to an additional $150,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.60% per annum (1.7% on June 30, 2003). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $400,000. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The existing facility matures in May 2005 assuming exercise of a one-year renewal option by the Company.

4.     Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the six months ended June 30, 2003:

					Dividends in	Accumulated
			Additional		excess of	other
	Preferred	Common	paid-in	Deferred	accumulated	comprehensive	Stockholders'
	stock	stock	capital	compensation	earnings	loss	equity

Balance at December 31, 2002	$73	$682	$2,266,130	$(7,855)	$(51,850)	$(12,640)	$2,194,540

Net income	—	—	—	—	113,856	—	113,856
Unrealized gain on cash flow hedges	—	—	—	—	—	491	491
Dividends declared to common and preferred stockholders	—	—	—	—	(99,196)	—	(99,196)
Issuance of common stock, net of withholdings	—	4	13,612	(1,460)	(10)	—	12,146
Issuance of stock options	—	—	744	(744)	—	—	—
Repurchase of common stock, including repurchase costs of $33	—	(11)	(32,841)	—	(7,025)	—	(39,877)
Issuance of preferred stock, net of issuance costs	33	—	81,704	—	—	—	81,737
Redemption of preferred stock	(66)	—	(163,658)	—	—	—	(163,724)
Amortization of deferred compensation	—	—	—	1,784	—	—	1,784

Stockholders’ equity, June 30, 2003	$40	$675	$2,165,691	$(8,275)	$(44,225)	$(12,149)	$2,101,757

During the six months ended June 30, 2003, the Company (i) issued 370,588 shares of common stock in connection with stock options exercised, (ii) issued 102,727 common shares in connection with stock grants to employees of which 80% are restricted, (iii) had forfeitures of 11,902 shares of restricted stock grants to employees and (iv) withheld 28,451 shares to satisfy employees’ tax withholding and other liabilities.

In addition, the Company announced in July 2002 that its Board of Directors had authorized a common stock repurchase program, under which the Company may acquire shares of its common stock in open market or negotiated transactions. Actual purchases of stock will vary with market conditions. The stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with the Company’s unsecured credit facility providing temporary funding as needed. As of June 30, 2003, the Company had repurchased a total of 2,380,600 shares of common stock at an aggregate cost of $89,566 through this program. Of the aggregate shares repurchased, the Company repurchased 1,099,000 during the six months ended June 30, 2003 at an aggregate cost of $39,844.

On March 20, 2003, the Company redeemed all 3,267,700 outstanding shares of its 8.00% Series D Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.0167 in accrued and unpaid dividends, for an aggregate redemption price of $81,747, including accrued dividends of $54. The redemption price was funded by the sale on March 18, 2003 of 3,336,611 shares of Series J Cumulative Redeemable Preferred Stock through a private placement to an institutional investor for a net purchase price of $81,737. The dividend rate on such shares was initially equal to 2.78% per annum (three-month LIBOR plus 1.5%) of the liquidation preference. As permitted under the terms of such preferred stock, the Company redeemed all of the Series J Cumulative Redeemable Preferred Stock on May 9, 2003, for an aggregate redemption price of $82,207, including dividends of $251.

Dividends per common share for both the six month periods ended June 30, 2003 and 2002 were $1.40 per share. In the six months ended June 30, 2003, dividends for preferred shares redeemed during the period were $0.27 per share and dividends for all non-redeemed preferred shares were $1.09 per share. In the six months ended June 30, 2002, dividends for preferred shares were $1.05 per share.

5.     Derivative Instruments and Hedging Activities

The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of June 30, 2003, the Hedged Derivatives fix approximately $165,000 of the Company’s tax-exempt debt at a weighted average interest rate of 5.9% and have maturity dates ranging from 2004 to 2010. In addition, one of the Company’s unconsolidated real estate investments (See Note 6, “Investments in Unconsolidated Entities”) has $22,500 in variable rate debt outstanding as of June 30, 2003, which is subject to an interest rate swap. This debt is not recourse to or guaranteed by the Company. The Hedged Derivatives are accounted for in accordance with SFAS No. 133, which as amended, was adopted by the Company on January 1, 2001. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording all changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. To adjust the Hedged Derivatives to their fair value, the Company recorded an unrealized gain to other comprehensive income of $491 in the six months ended June 30, 2003 and an unrealized loss of $1,674 in the six months ended June 30, 2002. The estimated amount, included in accumulated other comprehensive income as of June 30, 2003, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period is not material.

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

6.     Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Entities

The Company accounts for investments in unconsolidated real estate entities in accordance with SOP 78-9 and APB Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. At June 30, 2003, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:

•	a 50% limited liability company membership interest in a limited liability company that owns the Falkland Chase community;

•	a 49% general partnership interest in a partnership that owns the Avalon Run community;

•	a 50% limited liability company membership interest in a limited liability company that owns the Avalon Grove community; and

•	a 25% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in a limited liability company that owns the Avalon Bedford community.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	(Unaudited)

	6-30-03	12-31-02

Assets:
Real estate, net	$134,464	$136,096
Other assets	4,346	5,323

Total assets	$138,810	$141,419

Liabilities and partners’ equity:
Mortgage notes payable	$47,195	$47,195
Other liabilities	3,637	3,820
Partners’ equity	87,978	90,404

Total liabilities and partners’ equity	$138,810	$141,419

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the six months ended
	(unaudited)		(unaudited)

	6-30-03	6-30-02	6-30-03	6-30-02

Rental income	$6,611	$6,855	$13,299	$13,935
Operating and other expenses	(2,499)	(2,260)	(4,868)	(4,400)
Interest expense, net	(560)	(609)	(1,056)	(1,177)
Depreciation expense	(972)	(1,201)	(2,392)	(2,396)

Net income	$2,580	$2,785	$4,983	$5,962

The Company also holds a 25% limited liability company membership interest in the limited liability company that owns Avalon on the Sound. The Company, which originally owned 100% of the limited liability company, sold a 75% controlling interest in the limited liability company to a third-party in 2000. As part of the sale, the Company retained an option to repurchase the 75% interest. The Company believes it is unlikely that the repurchase option will be exercised. This repurchase option will terminate in 2005. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” the sale of the

75% interest is not recognized due to the existence of the repurchase option, and therefore the Company accounts for Avalon on the Sound as a profit-sharing arrangement. As a result, the revenues and expenses, assets and liabilities of Avalon on the Sound are included in the Company’s Condensed Consolidated Financial Statements, with the 75% interest presented as part of accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets. A reclassification has been made in prior periods to move the 75% interest from minority interest to accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets to conform with current period presentation. The income allocated to the controlling partner is shown as venture partner interest in profit-sharing on the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income. These reclassifications did not have any impact on total assets, net income or any other supplemental measure of operating performance.

Investments in Unconsolidated Non-Real Estate Entities

At June 30, 2003, the Company holds minority interest investments in four non-real estate entities, three of which are technology companies. Based on ownership and control criteria, the Company accounts for two of these investments using the equity method, with the remaining non-real estate investments accounted for at cost. The aggregate carrying value of the Company’s investment in unconsolidated non-real estate entities was $1,826 and $1,855 as of June 30, 2003 and December 31, 2002, respectively.

7.     Discontinued Operations – Real Estate Assets Sold or Held for Sale

The Company has a policy of disposing of assets that are not consistent with its long-term investment criteria when market conditions are favorable. In connection with this strategy, the Company generally solicits competing bids from unrelated parties for individual assets and considers the sales price and tax ramifications of each proposal. During the six months ended June 30, 2003, the Company sold seven communities, five comprising the entire Minneapolis, Minnesota portfolio, and two single assets sales, one in Los Angeles, California and one in Huntington Beach, California. These seven communities, which contained a total of 2,091 apartment homes, were sold for an aggregate sales price of $232,125, resulting in net proceeds of $202,845 and a gain calculated in accordance with GAAP of $68,583. The Company did not sell any communities during the six months ended June 30, 2002.

In addition, as of June 30, 2003, the Company had one community that qualified as held for sale under the provisions of SFAS No. 144. As required under SFAS No. 144, the operations for any communities sold from January 1, 2002 through June 30, 2003 and communities held for sale as of June 30, 2003 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation. The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the six months ended
	(unaudited)		(unaudited)

	6-30-03	6-30-02	6-30-03	6-30-02

Rental income	$3,626	$9,180	$10,686	$18,243
Operating and other expenses	(1,901)	(3,213)	(4,717)	(6,460)
Interest expense, net	(169)	(220)	(365)	(411)
Minority interest expense	(193)	(201)	(389)	(402)
Depreciation expense	—	(1,821)	(437)	(3,725)

Income from discontinued operations	$1,363	$3,725	$4,778	$7,245

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $125 and $1,504, mortgage notes payable of $0 and $27,305 and other liabilities of $972 and $2,315 as of June 30, 2003 and December 31, 2002, respectively, relating to real estate assets sold or held for sale. The estimated proceeds less anticipated costs to sell the real estate assets held for sale as of June 30, 2003 are greater than the carrying values as of June 30, 2003, and therefore no provisions for possible losses were recorded.

8.     Segment Reporting

The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities. Annually as of January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification throughout the year for the purpose of reporting segment operations.

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. These communities are divided into geographic regions. For the year 2003, the Established Communities are communities that had stabilized occupancy and operating expenses as of January 1, 2002 and are not conducting or planning to conduct substantial redevelopment activities within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. Established Communities do not include communities that are currently held for sale or planned for disposition during the current year.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above, and are not conducting or planning to conduct substantial redevelopment activities within the current year. Other Stabilized Communities do not include communities that are currently held for sale.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2003.

In addition, the Company owns land held for future development and has other corporate assets that are not allocated to an operating segment.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use Net Operating Income (“NOI”) as the primary financial measure for Established and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, venture partner interest in profit-sharing, depreciation expense, gain on sale of communities and income from discontinued operations. Although the Company considers NOI a useful measure of operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

A reconciliation of NOI to net income for the three and six months ended June 30, 2003 and 2002 is as follows:

	For the three months ended		For the six months ended

	6-30-03	6-30-02	6-30-03	6-30-02

Net income	$76,468	$37,346	$113,856	$78,067
Corporate-level property management and other indirect operating expenses	7,056	7,105	15,053	15,592
Interest income	(880)	(973)	(1,782)	(2,105)
Interest expense	34,476	28,330	68,844	55,682
General and administrative expense	3,623	3,437	7,254	7,044
Equity in income of unconsolidated entities	(677)	(301)	(1,205)	(867)
Minority interest in consolidated partnerships	234	220	454	467
Venture partner interest in profit-sharing	470	265	848	268
Depreciation expense	38,185	33,223	76,024	65,252
Gain on sale of communities	(54,511)	—	(68,583)	—
Income from discontinued operations	(1,363)	(3,725)	(4,778)	(7,245)

Net operating income	$103,081	$104,927	$205,985	$212,155

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in the summary of significant accounting policies.

	For the three months ended				For the six months ended

	Total		% NOI	Gross	Total		% NOI	Gross
	revenue	NOI	change from prior year	real estate (1)	revenue	NOI	change from prior year	real estate (1)

For the three and six months ended June 30, 2003
Established
Northeast	$38,391	$25,935	(7.0%)	$883,446	$76,390	$51,132	(9.9%)	$883,446
Mid-Atlantic	17,321	12,105	(4.8%)	388,026	34,410	24,113	(6.8%)	388,026
Midwest	4,013	2,248	(14.5%)	140,369	8,112	4,345	(17.4%)	140,369
Pacific Northwest	6,773	4,107	(15.8%)	297,297	13,656	8,498	(14.8%)	297,297
Northern California	35,215	25,134	(12.3%)	1,340,610	71,116	51,380	(12.7%)	1,340,610
Southern California	11,330	7,732	(3.1%)	325,187	22,713	15,777	(1.1%)	325,187

Total Established	113,043	77,261	(8.8%)	3,374,935	226,397	155,245	(10.1%)	3,374,935

Other Stabilized	23,920	15,730	n/a	841,241	47,423	31,095	n/a	841,241
Development / Redevelopment	17,672	10,013	n/a	996,346	33,600	19,188	n/a	996,346
Land Held for Future Development	n/a	n/a	n/a	135,949	n/a	n/a	n/a	135,949
Non-allocated (2)	77	77	n/a	20,154	456	457	n/a	20,154

Total	$154,712	$103,081	(1.6%)	$5,368,625	$307,876	$205,985	(2.9%)	$5,368,625

For the three and six months ended June 30, 2002
Established
Northeast	$37,823	$26,510	(7.7%)	$839,649	$76,055	$53,967	(5.1%)	$839,649
Mid-Atlantic	19,475	13,836	(1.5%)	422,491	38,947	28,210	0.0%	422,491
Midwest	4,317	2,630	(10.1%)	139,618	8,770	5,260	(8.3%)	139,618
Pacific Northwest	2,695	1,702	(12.0%)	96,559	5,403	3,360	(12.1%)	96,559
Northern California	38,472	28,487	(17.8%)	1,339,023	77,642	58,418	(16.7%)	1,339,023
Southern California	10,455	7,591	5.1%	303,050	20,889	15,138	4.6%	303,050

Total Established	113,237	80,756	(9.8%)	3,140,390	227,706	164,353	(8.3%)	3,140,390

Other Stabilized	20,823	15,076	n/a	771,601	42,796	31,666	n/a	771,601
Development / Redevelopment	15,560	8,529	n/a	968,111	27,668	14,374	n/a	968,111
Land Held for Future Development	n/a	n/a	n/a	73,092	n/a	n/a	n/a	73,092
Non-allocated (2)	566	566	n/a	21,547	1,762	1,762	n/a	21,547

Total	$150,186	$104,927	(5.0%)	$4,974,741	$299,932	$212,155	(2.6%)	$4,974,741

(1)	Does not include real estate assets held for sale of $19,455 and $244,022 as of June 30, 2003 and June 30, 2002, respectively.

(2)	Revenue and NOI amounts represent third-party management, accounting and developer fees which are not allocated to a reportable segment.

Segment information for the periods ending June 30, 2003 and 2002 has been adjusted for the communities that were designated as held for sale as of June 30, 2003 or sold from January 1, 2002 through June 30, 2003 as described in Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale,” of the Condensed Consolidated Financial Statements.

9.     Related Party Arrangements

Purchase of Mortgage Loan

The Company’s Chairman and CEO is a partner of an entity that is the general partner of Arbor Commons Associates Limited Partnership (“Arbor Commons Associates”). Arbor Commons Associates owns Avalon Arbor, a 302 apartment home community in Shrewsbury, Massachusetts. Concurrently with its initial public offering in November 1993, Avalon Properties, Inc. (“Avalon”), a predecessor entity, purchased an existing participating mortgage loan made to Arbor Commons Associates that was originated by CIGNA Investments, Inc. The mortgage loan is secured by Arbor Commons Associates’ interest in Avalon Arbor. This loan accrues interest at a fixed rate of 10.2% per annum, payable at 9.0% per annum. The balance of the note receivable at both June 30, 2003 and December 31, 2002 was $21,483. The balance of accrued interest on the note receivable as of June 30, 2003 and December 31, 2002, respectively, was $5,422 and $4,965, and is included in other assets on the accompanying Condensed Consolidated Balance Sheets. Related interest income of $813 and $773 was recorded for the three months ended June 30, 2003 and 2002, respectively, and $1,606 and $1,546 was recorded for the six months ended June 30, 2003 and 2002, respectively. Under the terms of the loan, the Company (as successor to Avalon) receives (as contingent interest) 50% of the cash flow after the 10.2% accrual rate is paid and 50% of the residual profits upon the sale of the community.

Unconsolidated entities

The Company manages several unconsolidated real estate joint venture entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $228 and $465 in the three and six months ended June 30, 2003, respectively, and $252 and $516 in the three and six months ended June 30, 2002, respectively.

Indebtedness of Management

The Company has a recourse loan program under which the Company lends amounts to or on behalf of employees (“Stock Loans”) equivalent to the estimated employees’ tax withholding liabilities related to the vesting of restricted stock under the 1994 Stock Incentive Plan, as amended and restated on March 31, 2001. In accordance with the Sarbanes-Oxley Act of 2002, no loans to senior officers were renewed after January 1, 2003 and all were repaid in full by March 31, 2003. The Company intends to phase out the Stock Loan program for all other participants, with all loans required to be repaid by March 1, 2004. The principal balance outstanding under the Stock Loans to employees was $185 at June 30, 2003 and $1,133 at December 31, 2002. The balance of accrued interest on the notes receivable was $2 and $45 as of June 30, 2003 and December 31, 2002, respectively. Interest income on the notes of $1 and $16 was recorded for the three months ended June 30, 2003 and 2002, respectively, and $6 and $36 was recorded for the six months ended June 30, 2003 and 2002, respectively. Each Stock Loan was made for a one-year term, is a full personal recourse obligation of the borrower and is secured by a pledge to the Company of the stock that vested and gave rise to the tax withholding liability for which the loan was made. In addition, dividends on the pledged stock are automatically remitted to the Company and applied toward repayment of the Stock Loan.

Consulting Agreement with Mr. Meyer

In March 2000, the Company and Gilbert M. Meyer announced that Mr. Meyer would retire as Executive Chairman of the Company in May 2000. Although Mr. Meyer ceased his day-to-day involvement with the Company as an executive officer, he continues to serve as a director. In addition, pursuant to a consulting agreement which terminated in May 2003, Mr. Meyer agreed to serve as a consultant to the Company for three years following his retirement for an annual fee of $1,395. In such capacity he responded to requests for assistance or information concerning business matters with which he became familiar while employed and he provided business advice and counsel to the Company with respect to business strategies and acquisitions, dispositions, development and redevelopment of multifamily rental properties.

Director Compensation

The Company’s Stock Incentive Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. In accordance with the Company’s Stock Incentive Plan, as then in effect, on the fifth business day following each of the Company’s May 2003 and May 2002 Annual Meetings of Stockholders, each of the Company’s non-employee directors automatically received options to purchase 7,000 shares of common stock at the last reported sale price of the common stock on the NYSE on such date, and a restricted stock grant (or, in lieu thereof, a deferred stock award) of 2,500 shares of common stock. The Company recorded compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $207 and $367 in the three and six months ended June 30, 2003, respectively, and $236 and $412 in the three and six months ended June 30, 2002, respectively. Deferred compensation relating to these restricted stock grants and deferred stock awards was $913 and $757 on June 30, 2003 and December 31, 2002, respectively. On May 14, 2003, the Company’s Board of Directors approved an amendment to the Stock Incentive Plan pursuant to which, in lieu of the stock and option awards described above, each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the NYSE on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5.

Investment in Realeum, Inc.

As an employee incentive and retention mechanism, the Company arranged for officers of the Company to hold direct or indirect economic interest in Realeum, Inc. Realeum, Inc. is a company involved in the development and deployment of a property management and leasing automation system in which the Company invested $2,300 in January 2002. The Company currently utilizes this property management and leasing automation system and has paid $123 and $120 to Realeum, Inc. under the terms of its licensing arrangements during the three months ended June 30, 2003 and 2002, respectively, and $223 and $220 for the six months ended June 30, 2003 and 2002, respectively.

10.     Subsequent Events

On July 15, 2003, the Company repaid $100,000 of previously issued unsecured notes, with an interest rate of 6.5%, along with any unpaid interest. These unsecured notes were repaid pursuant to their scheduled maturity, and no prepayment fees were incurred.

On August 1, 2003, the Company sold Amberway, a 272 apartment home community located in Orange County, California. The net proceeds of approximately $32,454 were used to repay a portion of amounts outstanding on the Company’s unsecured credit facility.

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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•	we may fail to secure development opportunities due to an inability to reach agreements with third parties or to obtain desired zoning and other local approvals;

•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital;

•	construction costs of a community may exceed our original estimates;

•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest expense and construction costs and a decrease in our expected rental revenues;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•	financing may not be available on favorable terms or at all, and our cash flow from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•	our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•	we may be unsuccessful in managing changes in our portfolio composition; and

•	companies in which we have invested that develop software applications and ancillary services may be unsuccessful in achieving their business plans or unsuccessful in obtaining additional funding.

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

Business Description and Community Information

We are a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the ownership and operation of upscale apartment communities (which generally command among the highest rents in their submarkets) in high barrier-to-entry markets of the United States. This is because we believe that, over the long term, the limited new supply of upscale apartment homes and lower housing affordability in these markets will result in larger increases in cash flows relative to other markets over an entire business cycle. However, we believe we are in a period of a business cycle where rents are resetting to lower levels, resulting in a decline in cash flows in 2003 as compared to prior years. Barriers-to-entry in our markets generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land (“in-fill locations”) is in limited supply. Our markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States.

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

Although we believe we are well-positioned to continue to pursue opportunities to develop and acquire upscale apartment homes based on our in-house capabilities and expertise, we are decreasing acquisition and development activity as compared to prior periods and increasing disposition activity. The level of disposition, acquisition or development volume is heavily influenced by capital and real estate market conditions. We evaluate the appropriate allocation of capital to various investment activities, including development and redevelopment communities, the acquisition of existing communities, and equity and debt repurchases/redemptions. During 2003, we have increased our disposition activity with respect to assets that do not meet our long-term investment criteria, allowing us to realize a portion of the value created over the past business cycle as well as providing additional liquidity. We expect to continue disposition activity during the balance of 2003. See “Liquidity and Capital Resources” and “Future Financing and Capital Needs.”

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development (“Development Communities”) and Development Rights as defined below. Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities. The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category annually as of January 1st of each year and maintain that classification throughout the year. For the year 2003, the Established Communities are communities that had stabilized occupancy and operating expenses as of January 1, 2002 and are not conducting or planning to conduct substantial redevelopment activities, as described below, within the current year. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. Established Communities do not include communities that are currently held for sale or planned for disposition during the current year.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above and are not conducting or planning substantial redevelopment activities within the current year. Other Stabilized Communities do not include communities that are currently held for sale.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5,000,000 or 10% of the community’s acquisition cost. Throughout this report, the term “redevelopment” is used to refer in a general sense to the entire redevelopment cycle – planning and procurement of architectural and engineering designs, budgeting and actual renovation work. The actual renovation work is referred to as “reconstruction” and is only one element of the redevelopment cycle.

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

Development Rights are development opportunities in the early phase of the development process for which we either have an option to acquire land or enter into a leasehold interest, for which we are the buyer under a long-term conditional contract to purchase land or where we own land to develop a new community. We capitalize related pre-development costs incurred in pursuit of new developments for which we currently believe future development is probable.

A more detailed description of our reportable segments and other related operating information can be found in Note 8, “Segment Reporting,” of our Condensed Consolidated Financial Statements. Although each of these categories is important to our business, we generally evaluate overall operating, industry and market trends based on the operating results of our Established Communities, for which a detailed discussion can be found in “Results of Operations” as part of our discussion of overall operating results. We evaluate our current and future cash needs and future operating potential based on acquisition, disposition, development, redevelopment and financing activities within Other Stabilized, Redevelopment and Development Communities, for which detailed discussions can be found in “Liquidity and Capital Resources” and “Future Financing Needs.”

On June 30, 2003, we owned or had an ownership interest in these categories as follows:

	Number of	Number of
	communities	apartment homes

Current Communities

Established Communities:
Northeast	30	7,559
Mid-Atlantic	16	4,684
Midwest	4	1,296
Pacific Northwest	9	2,436
Northern California	29	8,663
Southern California	11	3,180

Total Established	99	27,818

Other Stabilized Communities:
Northeast	8	2,677
Mid-Atlantic	4	1,762
Midwest	—	—
Pacific Northwest	3	723
Northern California	2	437
Southern California	4	1,714

Total Other Stabilized	21	7,313

Lease-Up Communities	10	2,721
Redevelopment Communities	2	1,089

Total Current Communities	132	38,941

Development Communities	10	3,206

Development Rights	41	10,620

We disposed of one community containing 272 homes between July 1, 2003 and August 1, 2003. As of August 1, 2003 our 131 current communities consisted of 38,669 apartment homes. Of those communities, we owned:

•	a fee simple, or absolute, ownership interest in 106 operating communities;

•	a fee simple, or absolute, ownership interest in three operating communities which are on land subject to land leases expiring in April 2095, May 2099 and March 2142;

•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest in four partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 14 communities;

•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community, one of which is on land subject to a land lease expiring in July 2029; and

•	a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in seven of the Development Communities, one of which is on land subject to a land lease expiring in January 2062, a general partnership interest in two partnerships structured as “DownREITs” that each own one Development Community and a membership interest in a limited liability company that holds a fee simple interest in a Development Community which is on land subject to a land lease expiring in November 2089.

In each of the six partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive distributions before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the current AvalonBay common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of AvalonBay common stock on the date of redemption. In lieu of cash, we may elect to acquire any unit presented for redemption for one share of our common stock. As of August 1, 2003, there were 967,759 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

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

Recent Developments

Acquisition and Development Activities. During the three months ended June 30, 2003, we acquired three parcels of land in connection with Development Rights for a total purchase price of $29,277,000. If developed, we expect these land parcels to be the sites for three communities containing an aggregate of 887 apartment homes for a projected total capital cost of approximately $232,000,000.

During the three months ended June 30, 2003, we commenced development on two communities, Avalon Run East II, located in Central New Jersey, and Avalon Traville Phase II, located in the greater Washington, DC metro area. These communities, when completed, are expected to contain an aggregate of 632 apartment homes for a total capital cost of approximately $92,000,000.

During the three months ended June 30, 2003, we completed the development of one community, Avalon at Mission Bay North, located in San Francisco, California. Avalon at Mission Bay North is a high-rise community containing 250 apartment homes and was completed for a total capital cost of approximately $80,500,000.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations. See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Disposition Activities. During the three months ended June 30, 2003, we sold a total of six communities, five comprising the entire Minneapolis, Minnesota portfolio and a single asset in Huntington Beach, California. These six communities, which contained a total of 1,728 apartment homes, were sold for an aggregate sales price of $185,425,000 for net proceeds of $156,423,000.

Results of Operations

A comparison of our operating results for the three and six months ended June 30, 2003 and June 30, 2002 follows (dollars in thousands):

	For the three months ended				For the six months ended

	6-30-03	6-30-02	$ Change	% Change	6-30-03	6-30-02	$ Change	% Change

Revenue:
Rental income	$154,389	$147,424	$6,965	4.7%	$307,119	$292,245	$14,874	5.1%
Management fees	238	471	(233)	(49.5%)	486	859	(373)	(43.4%)
Other income	85	2,291	(2,206)	(96.3%)	271	6,828	(6,557)	(96.0%)

Total revenue	154,712	150,186	4,526	3.0%	307,876	299,932	7,944	2.6%

Expenses:
Direct property operating expenses, excluding property taxes	37,189	32,399	4,790	14.8%	72,800	62,114	10,686	17.2%
Property taxes	14,442	12,860	1,582	12.3%	29,091	25,663	3,428	13.4%

Total community operating expenses	51,631	45,259	6,372	14.1%	101,891	87,777	14,114	16.1%

Net operating income	103,081	104,927	(1,846)	(1.8%)	205,985	212,155	(6,170)	(2.9%)

Corporate-level property management and other indirect operating expenses	7,056	7,105	(49)	(0.7%)	15,053	15,592	(539)	(3.5%)
Interest expense	34,476	28,330	6,146	21.7%	68,844	55,682	13,162	23.6%
Depreciation expense	38,185	33,223	4,962	14.9%	76,024	65,252	10,772	16.5%
General and administrative expense	3,623	3,437	186	5.4%	7,254	7,044	210	3.0%

Total other expenses	83,340	72,095	11,245	15.6%	167,175	143,570	23,605	16.4%

Equity in income of unconsolidated entities	677	301	376	124.9%	1,205	867	338	39.0%
Interest income	880	973	(93)	(9.6%)	1,782	2,105	(323)	(15.3%)
Venture partner interest in profit-sharing	(470)	(265)	(205)	77.4%	(848)	(268)	(580)	216.4%
Minority interest in consolidated partnerships	(234)	(220)	(14)	6.4%	(454)	(467)	13	(2.8%)

Income from continuing operations	20,594	33,621	(13,027)	(38.7%)	40,495	70,822	(30,327)	(42.8%)

Discontinued operations:
Income from discontinued operations	1,363	3,725	(2,362)	(63.4%)	4,778	7,245	(2,467)	(34.1%)
Gain on sale of communities	54,511	—	54,511	100.0%	68,583	—	68,583	100.0%

Total discontinued operations	55,874	3,725	52,149	1,400.0%	73,361	7,245	66,116	912.6%

Net income	76,468	37,346	39,122	104.8%	113,856	78,067	35,789	45.8%
Dividends attributable to preferred stock	(2,426)	(5,031)	2,605	(51.8%)	(6,114)	(10,062)	3,948	(39.2%)

Net income available to common stockholders	$74,042	$32,315	$41,727	129.1%	$107,742	$68,005	$39,737	58.4%

Net income available to common stockholders increased $41,727,000 (129.1%) to $74,042,000 for the three months ended June 30, 2003 and increased by $39,737,000 (58.4%) to $107,742,000 for the six months ended June 30, 2003 compared to the same periods in the preceding year. These increases are primarily attributable to gains on sales of communities, partially offset by a decline in net operating income from our Established Communities, the absence of business interruption insurance proceeds received in 2002 and increases in interest and depreciation expense.

Net operating income (“NOI”) is defined by us as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, venture partner interest in profit-sharing, depreciation expense, gain on sale of communities and income from discontinued operations. We believe that NOI is an appropriate supplemental measure to net income of our operating performance because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level costs. This is more reflective of the operating performance of a community, and allows for an easier comparison of the operating performance of single assets or groups of assets. In addition, because prospective buyers of real estate have different overhead structures, with varying marginal impact to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. NOI does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”). Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, NOI is not necessarily indicative of cash available to fund cash needs. A calculation of NOI, along with a reconciliation to net income, is provided in the preceding table.

NOI decreases of $1,846,000 and $6,170,000 for the three and six months ended June 30, 2003, respectively, as compared to the same periods of 2002 consist of changes in the following categories:

	2003 NOI Increase (Decrease)

	For the three months	For the six months
	ended 6-30-03	ended 6-30-03

Established Communities	$(7,488,000)	$(17,419,000)
Other Stabilized Communities	1,454,000	3,693,000
Development and Redevelopment Communities	4,678,000	8,862,000
Non-allocated	(490,000)	(1,306,000)

Total NOI	$(1,846,000)	$(6,170,000)

The NOI decreases in Established Communities were largely due to the effects of the weakened economy in many of our submarkets. The continued impact of job losses in many of our submarkets, in addition to strong single-family home sales, have aggravated a weak demand environment, causing market rental rates to decline in order to keep occupancies stable. We currently expect to continue to experience weak demand, resulting in continued year over year declines in NOI, through the remainder of 2003.

Rental income increased due to rental income generated from communities acquired in 2002 and newly developed communities, partially offset by communities sold in 2002 and 2003 and a decline in effective rental rates for Established Communities.

Overall Portfolio – The weighted average number of occupied apartment homes increased to 33,892 apartment homes for the six months ended June 30, 2003 compared to 31,704 apartment homes for the same period in 2002. This change is primarily the result of increased homes available from communities acquired in 2002 and newly developed communities, partially offset by communities sold in 2002 and 2003, and an increase in the overall occupancy rate. The weighted average monthly revenue per occupied apartment home decreased to $1,510 in the six months ended June 30, 2003 compared to $1,535 for the same period in 2002 primarily due to the weakened demand in certain of our submarkets.

Established Communities – Rental revenue decreased $5,872,000 (4.9%) in the three months ended June 30, 2003 compared to the same period of 2002. Rental revenue decreased $12,833,000 (5.4%) in the six months ended June 30, 2003 compared to the same period of 2002. These decreases are due to declining effective rental rates, partially offset by a slight increase in economic occupancy during the six months ended June 30, 2003. For the six months ended June 30, 2003, the weighted average monthly revenue per occupied apartment home decreased (5.6%) to $1,450 compared to $1,536 for the same period of the preceding year, partially due to increased concessions granted in the latter half of 2002 and the first six months of 2003. The average economic occupancy increased from 93.3% in the six months ended June 30, 2002 to 93.5% in the six months ended June 30, 2003. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

Although most of our markets have experienced weak demand, rental income from Established Communities has been impacted the most by significant declines in average rental rates in certain Northern California and Northeast submarkets. Northern California, which accounted for approximately 31.4% of Established Community rental revenue during the six months ended June 30, 2003, experienced a decline in rental revenue (8.9%) in the six months ended June 30, 2003 as compared to the same period in 2002, partially related to the continued impact of job losses in the technology sector in 2002. Although economic occupancy increased in Northern California in the six months ended June 30, 2003 as compared to the same period of 2002, average rental rates dropped 10.4% from $1,606 to $1,439 for those same periods.

The Northeast region accounted for approximately 33.7% of Established Community rental revenue during the six months ended June 30, 2003 and has also experienced a decline in rental revenue (4.2%) in the six months ended June 30, 2003 as compared to the same period of 2002, primarily the result of job losses in the financial services sector. Although economic occupancy increased slightly in the Northeast in the six months ended June 30, 2003 as compared to the same period of 2002, average rental rates dropped 4.4% from $1,899 to $1,816 for those same periods.

In accordance with GAAP, cash concessions are amortized as an offset to rental income over the approximate lease term, which is generally one year. However, we consider rental revenue with concessions stated on a cash basis to be a supplemental measure to rental revenue in conformity with GAAP in helping investors to evaluate the impact of both current and historical concessions on GAAP based rental revenue and to more readily enable comparisons to revenue as reported by other companies. In addition, rental revenue with concessions stated on a cash basis allows an investor to understand the historical trend in cash concessions, which is an indicator of current rental market conditions. The following reconciles total revenue in conformity with GAAP to total revenue adjusted to state concessions on a cash basis for the three and six months ended June 30, 2003 and 2002 (dollars in thousands):

	For the three months ended		For the six months ended

	6-30-03	6-30-02	6-30-03	6-30-02

Total revenue (GAAP basis)	$154,712	$150,186	$307,876	$299,932
Concessions amortized	5,021	2,160	9,535	3,890
Concessions granted	(5,360)	(3,158)	(9,758)	(5,856)

Total revenue adjusted to state concessions on a cash basis	$154,373	$149,188	$307,653	$297,966

Cash concessions per apartment home move-in for Established Communities averaged $731 during the three months ended June 30, 2003, an increase of 108.3% from $351 in the three months ended June 30, 2002. Cash concessions increased during the three and six months ended June 30, 2003 as compared to the same periods during 2002 primarily due to declining market conditions and a weak demand environment.

Other income decreased in the three and six months ended June 30, 2003 as compared to the prior year periods primarily due to the recognition of $2,100,000 and $5,800,000 in the three and six months ended June 30, 2002, respectively, of business interruption insurance related to the settlement of a fire insurance claim that occurred during the construction of Avalon at Edgewater. In addition, we recognized $711,000 in the first quarter of 2002 in construction management fees in connection with the redevelopment of a community owned by a limited liability company in which we have a membership interest.

Direct property operating expenses, excluding property taxes increased due to the addition of recently developed and redeveloped apartment homes and communities acquired in 2002, partially offset by communities sold in 2002 and 2003, coupled with increased expenses due to inclement weather, insurance and bad debt expenses. In the first half of 2003, severe winter weather, primarily in the Northeast and Mid-Atlantic, increased snow removal and utility costs by approximately $1,440,000. Insurance expense has increased over the past two years, particularly during 2001 as the insurance and reinsurance markets deteriorated, resulting in higher insurance costs for the entire real estate sector. See “Insurance and Risk of Uninsured Losses” for a discussion of our insurance policies and related coverage. Capitalization of insurance and other costs associated with Development and Redevelopment Communities ends, and such costs are expensed, as the related assets, or portions of assets, within the community are delivered and are ready for their intended use. Bad debt expense has increased as a direct result of the continued impact of job losses and the weakened economy.

For Established Communities, direct property operating expenses, excluding property taxes, increased $1,337,000 (5.7%) for the three months ended and $3,919,000 (8.7%) for the six months ended June 30, 2003 compared to the same periods of 2002. These increases are due to the increase in expenses due to inclement weather, insurance and bad debt discussed above.

Property taxes increased due to higher assessments and the addition of newly developed and redeveloped apartment homes, partially offset by communities sold in 2002 and 2003. Property taxes on Development and Redevelopment Communities are capitalized while the community is under construction or reconstruction. We expense these costs as assets, or portions of assets, within the community are delivered and are ready for their intended use.

For Established Communities, property taxes increased $265,000 (2.5%) in the three months ended and $652,000 (3.0%) in the six months ended June 30, 2003 as compared to the same periods of 2002. These increases are primarily due to higher assessments throughout all regions.

Corporate-level property management and other indirect operating expenses remained flat in the three months ended June 30, 2003 and decreased for the six months ended June 30, 2003 as compared to the comparable periods of 2002. The decrease in the six months ended June 30, 2003 is primarily due to the absence of costs associated with the implementation of a new property management leasing system in 2002, coupled with a decrease in abandoned pursuit costs. Abandoned pursuit costs related to Development Rights which are not probable for future development decreased $350,000 from $1,400,000 in the six months ended June 30, 2002 to $1,050,000 in the six months ended June 30, 2003.

Interest expense increased primarily due to the issuance of $450,000,000 of unsecured notes between June 2002 and June 2003, partially offset by the repayment of $150,000,000 of unsecured notes between June 2002 and June 2003 and overall lower interest rates on both short-term and long-term borrowings. In addition, higher average outstanding balances on our unsecured credit facility resulted in higher interest expense between periods.

Depreciation expense increased primarily due to 2002 acquisitions and completion of development or redevelopment activities, partially offset by communities sold in 2002 and 2003. We expect depreciation expense to continue to increase as we complete additional development and redevelopment communities, partially offset by the elimination of depreciation of communities that are sold or designated as held for sale during the remainder of the year.

General and administrative expense increased primarily as a result of an increase in our directors and officers (“D&O”) insurance which we renewed in March 2003. In the past year, the D&O market has experienced increased and high profile claim activity resulting in higher insurance premiums.

Equity in income of unconsolidated entities increased as compared to the same periods of the prior year due to our portion of losses recorded in 2002 for an investment in a technology company accounted for under the equity method.

Interest income during 2003 decreased due to lower average cash balances invested and lower interest rates.

Venture partner interest in profit-sharing represents the income allocated to our venture partner in a profit-sharing arrangement as discussed in Note 6, “Investments in Unconsolidated Entities,” of our Condensed Consolidated Financial Statements. The increases in both the three and six months ended June 30, 2003 as compared to the same periods of 2002 are due to increases in the net income of the underlying real estate as the related community moved out of lease-up and achieved stabilization.

Income from discontinued operations represents the net income generated by communities held for sale as of June 30, 2003 and communities sold during the period from January 1, 2002 through June 30, 2003. The decreases in both the three and six months ended June 30, 2003 as compared to the same periods of 2002 are primarily due to the sale of eight communities during the period from January 1, 2002 through June 30, 2003.

Gain on sale of communities of $54,511,000 and $68,583,000 were realized in the three and six months ended June 30, 2003, respectively. These gains on the sale of communities are the result of our strategy to sell communities that do not meet our long-term strategic objectives and redeploy the proceeds to current Development and Redevelopment Communities or repay debt and repurchase or redeem equity securities. The amount of gains realized depend on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area. We expect to continue to increase our disposition activity in the second half of 2003 as compared to prior years.

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

FFO does not represent net income in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO. The following is a reconciliation of net income to FFO (dollars in thousands):

	For the three months ended		For the six months ended

	6-30-03	6-30-02	6-30-03	6-30-02

Funds from Operations
Net income	$76,468	$37,346	$113,856	$78,067
Dividends attributable to preferred stock	(2,426)	(5,031)	(6,114)	(10,062)
Depreciation — real estate assets	37,346	32,639	74,052	64,028
Depreciation — discontinued operations	—	1,821	437	3,725
Joint venture adjustments	177	317	580	639
Minority interest expense	379	405	762	810
Gain on sale of communities	(54,511)	—	(68,583)	—

Funds from Operations	$57,433	$67,497	$114,990	$137,207

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

	For the three months ended		For the six months ended

	6-30-03	6-30-02	6-30-03	6-30-02

GAAP based Cash Flow Metrics
Net cash provided by operating activities	$74,647	$86,594	$129,681	$152,710

Net cash provided by (used in) investing activities	$25,289	$(219,537)	$(19,882)	$(303,969)

Net cash provided by (used in) financing activities	$(126,321)	$139,296	$(101,265)	$87,765

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

We capitalize purchases of personal pr
•	carpet and appliance replacements;

•	floor coverings;

•	interior painting; and

•	other redecorating costs.

operty, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. For Established and Other Stabilized Communities, we recorded non-revenue generating capitalized expenditures of approximately $140 per apartment home in the six months ended June 30, 2003 and $121 per apartment home in the six months ended June 30, 2002. The average maintenance costs charged to expense, including carpet and appliance replacements, related to these communities was $606 per apartment home in the six months ended June 30, 2003 and $554 in the same period of 2002. We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases. We expect expensed maintenance costs to increase as the average age of our communities increases, and to fluctuate with changes in turnover.

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

Cash and cash equivalents totaled $21,467,000 at June 30, 2003, an increase of $8,534,000 from $12,933,000 on December 31, 2002. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities – Net cash provided by operating activities decreased to $129,681,000 for the six months ended June 30, 2003 from $152,710,000 for the six months ended June 30, 2002, primarily due to the absence of business interruption insurance proceeds, the decline in NOI from Established Communities and the loss of NOI from communities sold, partially offset by additional NOI from recently developed and redeveloped communities.

Investing Activities – Net cash used in investing activities of $19,882,000 in the six months ended June 30, 2003 related to investments in assets through development and redevelopment of apartment communities, partially offset by proceeds from the sale of seven apartment communities.

During the six months ended June 30, 2003, we invested $202,103,000 in the purchase and development of real estate and capital expenditures.

•	We began the development of two new communities. These communities, if developed as expected, will contain a total of 632 apartment homes, and the total capital cost, including land acquisition costs, is projected to be approximately $92,000,000. We also completed the development of three communities containing a total of 853 apartment homes for a total capital cost, including land acquisition cost, of $179,600,000.

•	We had capital expenditures relating to current communities’ real estate assets of $5,365,000 and non-real estate capital expenditures of $84,000.

The development and redevelopment of communities involve risks that the investment will fail to perform in accordance with expectations. See “Risks of Development and Redevelopment” included elsewhere in this report for our discussion of these and other risks inherent in developing or redeveloping communities.

We sold seven communities during the six months ended June 30, 2003, generating net proceeds of $202,845,000. These proceeds are being used to develop new communities and to partially repay amounts outstanding under our variable rate unsecured credit facility, which is discussed below.

Financing Activities – Net cash used in financing activities totaled $101,265,000 for the six months ended June 30, 2003, primarily due to the redemption of preferred stock, dividends paid, repayment of certain unsecured notes and common stock repurchases, partially offset by an increase in borrowings under our unsecured credit facility. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” in our Condensed Consolidated Financial Statements, for additional information.

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

One of our principal long-term liquidity needs is the repayment of medium and long-term debt at the time that such debt matures. For unsecured notes, we anticipate that no significant portion of the principal of these notes will be repaid prior to maturity. On January 15, 2003, $50,000,000 principal amount of unsecured notes with an annual interest rate of 6.25% matured and was paid, as well as the balance of accrued interest. On July 15, 2003, $100,000,000 principal amount of unsecured notes with an annual interest rate of 6.5% matured and was paid, as well as the balance of accrued interest. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is collateralized by mortgages on individual communities or groups of communities, draws on our unsecured credit facility or by additional equity offerings. We also anticipate having retained cash flow available in each year so that when a debt obligation matures, a portion of each maturity can be satisfied from this retained cash. Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

Capital Resources. We intend to match the long-term nature of our real estate assets with long-term cost-effective capital to the extent permitted by prevailing market conditions. From January 1, 2000 through August 1, 2003, we issued $1,100,000,000 of unsecured notes through public offerings. We expect the issuance of debt securities, together with cash flow from operating activities, dispositions, and other sources of capital, to remain available to meet our capital needs for the foreseeable future, although no assurance can be provided that the debt capital markets will remain available or that such debt will be available on attractive terms.

Variable Rate Unsecured Credit Facility

We have a $500,000,000 revolving variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks. Under the terms of the credit facility, if we elect to increase the facility by up to an additional $150,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.60% per annum (1.7% on August 1, 2003). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. Pricing under the competitive bid option resulted in average pricing of LIBOR plus 0.34% for amounts most recently borrowed under the competitive bid option. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The existing facility matures in May 2005 assuming exercise of a one-year renewal at our option. At August 1, 2003, $315,700,000 was outstanding, $17,338,000 was used to provide letters of credit and $166,962,000 was available for borrowing under the unsecured credit facility.

Interest Rate Protection Agreements

We are not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on approximately $165,000,000 of our variable rate tax-exempt indebtedness. We intend, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate.

Future Financing and Capital Needs

As of June 30, 2003, we had ten new communities under construction, for which a total estimated cost of $199,080,000 remained to be invested. In addition, we had two communities under reconstruction, for which a total estimated cost of $5,739,000 remained to be invested.

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

It is our policy to sell assets that do not meet our long-term investment criteria when market conditions are favorable, and to redeploy the proceeds. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal. We intend to actively seek buyers for communities that we determine to hold for sale. We have accelerated our disposition program during the year in response to current and anticipated real estate and capital markets conditions. However, we cannot assure you that assets can continue to be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community is to reduce total revenues, total expenses and funds from operations. Therefore, the continuation or acceleration of our disposition program in 2003 may adversely impact total revenues and funds from operations, as well as net income in periods subsequent to disposition. On August 1, 2003, we sold one community that was classified as held for sale under GAAP as of June 30, 2003.

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

We have minority interest investments in three technology companies, including Constellation Real Technologies LLC (“Constellation”), an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities. Our original commitment to Constellation was $4,000,000 but, as a result of an agreement among the members reducing the commitment due from each member, our commitment is currently $2,600,000, of which we have contributed $1,002,000 to date. The remaining unfunded commitment of $1,598,000 is expected to be funded over the next five years. In January 2002, we invested an additional $2,300,000 in Realeum, Inc. (“Realeum”), a company involved in the development and deployment of a property management and leasing automation system. Pursuant to an agreement with Realeum, we utilize the property management and leasing automation system in exchange for payments under a licensing arrangement. Realeum is negotiating licensing arrangements with other real estate companies with which we are unaffiliated. If unsuccessful in negotiating additional licensing agreements, Realeum may be required to obtain additional sources of funding. Our third technology investment is in Rent.com, an internet-based rental housing information provider. To date, we have not received any cash distributions or proceeds from these investments. We have no obligation to contribute additional funds to these technology investments, other than the commitment to Constellation as previously described.

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured credit facility, for debt outstanding at June 30, 2003 (dollars in thousands):

	All-In	Principal	Balance outstanding			Scheduled maturities
	interest	maturity
Community	rate (1)	date	12-31-02	6-30-03		2003	2004	2005	2006	2007	Thereafter

Tax-exempt bonds
Fixed rate
Avalon at Foxchase I	5.88%	Nov-2007	$16,800	$16,800	(2)	$—	$—	$—	$—	$16,800	$—
Avalon at Foxchase II	5.88%	Nov-2007	9,600	9,600	(2)	—	—	—	—	9,600	—
Fairway Glen	5.88%	Nov-2007	9,580	9,580	(2)	—	—	—	—	9,580	—
CountryBrook	6.30%	Mar-2012	18,124	17,880		252	528	562	599	638	15,301
Waterford	5.88%	Aug-2014	33,100	33,100	(2)	—	—	—	—	—	33,100
Avalon at Mountain View	5.88%	Mar-2017	18,300	18,300	(2)	—	—	—	—	—	18,300
Avalon at Dulles	7.04%	Jul-2024	12,360	12,360		—	—	—	—	—	12,360
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	17,743	17,550		205	425	455	485	518	15,462
Avalon at Lexington	6.56%	Feb-2025	13,784	13,633		156	326	347	368	391	12,045
Avalon at Nob Hill	5.80%	Jun-2025	19,457	19,306	(2)	157	331	355	380	408	17,675
Avalon Campbell	6.48%	Jun-2025	35,749	35,413	(2)	348	733	786	843	904	31,799
Avalon Pacifica	6.48%	Jun-2025	16,216	16,063	(2)	157	332	356	382	410	14,426
Avalon Knoll	6.95%	Jun-2026	12,978	12,865		116	246	263	282	302	11,656
Avalon Landing	6.85%	Jun-2026	6,417	6,360		59	124	132	142	152	5,751
Avalon Fields	7.05%	May-2027	11,286	11,197		92	193	207	222	239	10,244
Avalon Orchards	7.65%	Jul-2033	—	20,680		87	220	236	253	271	19,613
Avalon West	7.73%	Dec-2036	8,461	8,429		33	70	75	80	85	8,086
Avalon Oaks	7.45%	Feb-2041	17,628	17,580		50	104	112	120	128	17,066
Avalon Oaks West	7.48%	Apr-2043	—	17,381		45	96	103	110	117	16,910

			287,363	323,857		1,757	3,728	3,989	4,266	40,543	269,574
Variable rate (4)
Avalon at Laguna Niguel	2.42%	Mar-2009	10,400	10,400		—	—	—	—	—	10,400
The Promenade	3.05%	Jan-2010	33,670	33,432		247	522	562	605	652	30,844
Avalon at Mission Viejo	2.29%	Jun-2025	7,151	7,096	(3)	57	121	129	139	149	6,501
Avalon Devonshire (5)	—	Dec-2025	27,305	—		—	—	—	—	—	—
Avalon Greenbriar	2.38%	May-2026	18,755	18,755		—	—	—	—	—	18,755
Avalon at Fairway Hills I	2.03%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			108,781	81,183		304	643	691	744	801	78,000
Conventional loans (6)
Fixed rate
$50 Million unsecured notes	6.25%	Jan-2003	50,000	—		—	—	—	—	—	—
$100 Million unsecured notes	6.50%	Jul-2003	100,000	100,000		100,000	—	—	—	—	—
$125 Million unsecured notes	6.58%	Feb-2004	125,000	125,000		—	125,000	—	—	—	—
$100 Million unsecured notes	6.625%	Jan-2005	100,000	100,000		—	—	100,000	—	—	—
$50 Million unsecured notes	6.50%	Jan-2005	50,000	50,000		—	—	50,000	—	—	—
$150 Million unsecured notes	6.80%	Jul-2006	150,000	150,000		—	—	—	150,000	—	—
$150 Million unsecured notes	5.00%	Aug-2007	150,000	150,000		—	—	—	—	150,000	—
$110 Million unsecured notes	6.875%	Dec-2007	110,000	110,000		—	—	—	—	110,000	—
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000		—	—	—	—	—	50,000
$150 Million unsecured notes	8.25%	Jul-2008	150,000	150,000		—	—	—	—	—	150,000
$150 Million unsecured notes	7.50%	Aug-2009	150,000	150,000		—	—	—	—	—	150,000
$200 Million unsecured notes	7.50%	Dec-2010	200,000	200,000		—	—	—	—	—	200,000
$300 Million unsecured notes	6.625%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 Million unsecured notes	6.625%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 Million unsecured notes	6.125%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
Avalon at Pruneyard	7.25%	May-2004	12,870	12,870		—	12,870	—	—	—	—
Avalon Walk II	8.93%	Aug-2004	11,748	11,593		160	11,433	—	—	—	—

			2,009,618	1,959,463		100,160	149,303	150,000	150,000	260,000	1,150,000
Variable rate (4)
Avalon on the Sound (7)	2.87%	Apr-04	36,089	36,732		—	36,732	—	—	—	—

Total indebtedness — excluding unsecured credit facility			$2,441,851	$2,401,235		$102,221	$190,406	$154,680	$155,010	$301,344	$1,497,574

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, etc.

(2)	Financed by variable rate tax-exempt debt, but interest rate is effectively fixed at present at the rate indicated through a swap agreement. The weighted average maturity of these swap agreements is 3.1 years.

(3)	Financed by variable rate tax-exempt debt, but interest rate is capped through an interest rate cap agreement. The remaining term of this interest rate cap agreement is 4.2 years.

(4)	Variable rates are given as of June 30, 2003.

(5)	Included in liabilities related to real estate assets held for sale on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(6)	Balances outstanding do not include $313 and $342 as of June 30, 2003 and December 31, 2002, respectively, of debt premium reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(7)	Variable rate construction loan matured in December 2002 and was refinanced in April 2003, extending the maturity date to April 2004, with a one-year extension available to April 2005.

Off Balance Sheet Arrangements

We own interests in unconsolidated real estate entities, with ownership interests up to 50%. However, based on the provisions of the related partnership or limited liability company agreements, which grant varying degrees of control, we are not deemed to have control of these entities sufficient to require or permit consolidation for accounting purposes. Two of these unconsolidated real estate entities have aggregate debt outstanding of $47,195,000 as of June 30, 2003, which mature in 2005 ($22,500,000) and 2030 ($24,695,000) and are payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. We have not guaranteed any of this debt, nor do we have any obligation to fund this debt should the unconsolidated real estate entities be unable to do so. There are no lines of credit, side agreements, financial guarantees, or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt. For more information regarding the operations of these unconsolidated entities see Note 6, “Investments in Unconsolidated Entities,” of our Condensed Consolidated Financial Statements.

Stock Repurchase Program

In July 2002 we announced that our Board of Directors had authorized a common stock repurchase program, under which we may acquire shares of our common stock in open market or negotiated transactions. Actual purchases of stock will vary with market conditions. The stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with our unsecured credit facility providing temporary funding as needed. Through August 1, 2003, we have acquired 2,380,600 shares at an aggregate cost of $89,566,000 under this program. Of the aggregate shares repurchased, we repurchased 1,099,000 during the period from January 1, 2003 through August 1, 2003, at an average purchase price of $36.24 per share.

Redemption of Preferred Stock

On March 20, 2003, we redeemed all 3,267,700 outstanding shares of our 8.00% Series D Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.0167 in accrued and unpaid dividends, for an aggregate redemption price of $81,747,000, including accrued dividends of $54,000. The redemption price was funded by the sale on March 18, 2003 of 3,336,611 shares of Series J Cumulative Redeemable Preferred Stock through a private placement to an institutional investor for a net purchase price of $81,737,000. The dividend rate on such shares was initially equal to 2.78% per annum (three-month LIBOR plus 1.5%) of the liquidation preference. As permitted under the terms of such preferred stock, we redeemed all of the Series J Cumulative Redeemable Preferred Stock on May 9, 2003, for an aggregate redemption price of $82,207,000, including dividends of $251,000.

We currently have the following series of redeemable preferred stock outstanding at an aggregate stated value of $100,000,000. This series has no stated maturity and is not subject to any sinking fund or mandatory redemptions.

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	August 1, 2003	quarterly	rate	preference	prior to

H	4,000,000	March, June, September, December	8.70%	$25	October 15, 2008

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

Our annual general liability policy and workman’s compensation coverage was renewed on August 1, 2003. Although the insurance coverage provided for in the renewal policies did not materially change from the preceding year, the level of our deductible and premium costs has increased. Including the costs we may incur as a result of deductibles, we expect the cost related to these insurance categories for the policy period from August 1, 2003 to July 31, 2004 to increase approximately $500,000 as compared to the prior period.

Our property insurance policy is scheduled to renew on November 1, 2003; however, in an effort to capitalize on declining insurance rates we have elected to renew effective July 31, 2003 with an expiration date of February 1, 2005. Based on this renewal, we expect the cost related to our property insurance to decrease as compared to current and prior periods; however, we are still quantifying this expected decrease.

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

In March 2003, we renewed our D&O insurance. In the past year, the D&O insurance market has experienced increased and high profile claim activity. Our costs for this insurance increased by approximately $300,000 at renewal.

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

Real Estate Development Rights

We capitalize pre-development costs incurred in pursuit of Development Rights for which we currently believe future development is probable. These costs include legal fees, design fees and related overhead costs. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense.

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

Discontinued Operations

On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale as of June 30, 2003, be presented as discontinued operations in our Condensed Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation, minority interest and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale is presented as discontinued operations when recognized. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in our Condensed Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

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

Stock-Based Compensation

Prior to 2003, we applied the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options. No stock-based employee compensation cost is reflected in net income for the three and six months ended June 30, 2002, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

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

Development Communities

As of August 1, 2003, we had ten Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,206 apartment homes to our portfolio for a total capital cost, including land acquisition costs, of approximately $559,100,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

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

			Total
		Number of	capital			Estimated	Estimated
		apartment	cost (1)	Construction	Initial	completion	stabilization
		homes	($ millions)	start	occupancy (2)	date	date (3)

1.	Avalon at Rock Spring (4)
	North Bethesda, MD	386	$45.9	Q4 2001	Q4 2002	Q3 2003	Q1 2004
2.	Avalon at Gallery Place I (5)
	Washington, DC	203	50.0	Q4 2001	Q2 2003	Q4 2003	Q2 2004
3.	Avalon Glendale
	Glendale, CA	223	40.4	Q1 2002	Q2 2003	Q1 2004	Q3 2004
4.	Avalon at Grosvenor Station (6)
	North Bethesda, MD	497	82.3	Q1 2002	Q3 2003	Q4 2004	Q2 2005
5.	Avalon at Newton Highlands (6)
	Newton, MA	294	58.7	Q2 2002	Q2 2003	Q1 2004	Q3 2004
6.	Avalon at Glen Cove South
	Glen Cove, NY	256	62.0	Q3 2002	Q1 2004	Q2 2004	Q4 2004
7.	Avalon at Steven’s Pond
	Saugus, MA	326	55.4	Q3 2002	Q1 2003	Q2 2004	Q4 2004
8.	Avalon Darien
	Darien, CT	189	43.6	Q4 2002	Q2 2003	Q3 2004	Q1 2005
9.	Avalon Traville (7)
	North Potomac, MD	520	71.5	Q4 2002	Q4 2003	Q1 2005	Q3 2005
10.	Avalon Run East II
	Lawrenceville, NJ	312	49.3	Q2 2003	Q3 2004	Q1 2005	Q3 2005

	Total	3,206	$559.1

(1)	Total capital cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	The community is owned by a limited liability company or a limited partnership in which we are a majority partner. The costs reflected above exclude construction and management fees due to us. This community is consolidated for financial reporting purposes.

(5)	The total capital cost for this community excludes approximately $4,000,000 of proceeds that we expect to receive upon the sale of transferable development rights associated with the development of the community. These rights do not become transferable until construction completion and there can be no assurance that the projected amount of proceeds will be achieved.

(6)	The community is owned by a DownREIT partnership in which one of our wholly-owned subsidiaries is the general partner with a majority interest. This community is consolidated for financial reporting purposes.

(7)	This is a two-phase community for which construction of the second phase commenced in the second quarter of 2003.

Redevelopment Communities

As of August 1, 2003, we had two communities under redevelopment. We expect the total capital cost to complete these communities, including the cost of acquisition, capital expenditures subsequent to acquisition and redevelopment, to be approximately $199,400,000, of which approximately $29,800,000 is the additional capital invested or expected to be invested during redevelopment and $5,800,000 has been invested since acquisition unrelated to redevelopment. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedules for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.

The following presents a summary of these Redevelopment Communities:

			Total cost
			($ millions)
		Number of					Estimated
		apartment	Acquisition	Total capital	Reconstruction	Reconstruction	restabilized
		homes	cost (1)	cost (2)	start	completion (3)	operations (4)

1.	Avalon at Foxhall
	Washington, DC	308	$35.7	$43.3	Q4 2002	Q2 2004	Q4 2004
2.	Avalon at Prudential Center
	Boston, MA	781	133.9	156.1	Q4 2000	Q4 2003	Q2 2004

	Total	1,089	$169.6	$199.4

(1)	Acquisition cost includes capital expenditures subsequent to acquisition unrelated to redevelopment.

(2)	Total capital cost includes all capitalized costs projected to be or actually incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(3)	Reconstruction completion dates are estimates.

(4)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

As of August 1, 2003, we are considering the development of 41 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest, or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for 16 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 10,620 upscale apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At June 30, 2003, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $23,063,000 relating to Development Rights. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $135,949,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2003.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense.

Because we intend to limit the percentage of debt used to finance new developments, other financing alternatives may be required to help finance the development of those Development Rights scheduled to start construction after June 30, 2003.

Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of long-term stockholder value.

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or

•	if we undertake construction of any particular community, that we will complete construction at the total capital cost assumed in the financial projections in the following table.

     The following presents a summary of the 41 Development Rights we are currently pursuing:

					Total
				Estimated	capital
				number	cost
	Location			of homes	($ millions)

1.	Danvers & Peabody, MA	(1)		387	$63
2.	Milford, CT	(1)		246	37
3.	Coram, NY Phase I	(1)		298	49
4.	Kirkland, WA	(1)		211	50
5.	Plymouth, MA Phase I	(1)		98	21
6.	New York, NY	(1	)(2)	361	148
7.	Hingham, MA			236	44
8.	Los Angeles, CA	(1)		309	63
9.	Bedford, MA	(1)		139	21
10.	Oakland, CA	(1)		180	40
11.	Danbury, CT	(1)		234	36
12.	Norwalk, CT			312	63
13.	Quincy, MA	(1)		148	24
14.	Orange, CT	(1)		168	22
15.	Andover, MA			115	21
16.	Milford, CT			284	41
17.	Seattle, WA	(1)		194	50
18.	Bellevue, WA			368	71
19.	Long Island City, NY Phase II and III			552	162
20.	Dublin, CA			305	72
21.	Plymouth, MA Phase II			72	13
22.	San Francisco, CA			313	100
23.	Stratford, CT			146	23
24.	Los Angeles, CA			173	47
25.	Camarillo, CA	(1)		249	43
26.	Washington, DC	(1)		144	30
27.	Cohasset, MA			200	38
28.	Newton, MA			240	60
29.	Glen Cove, NY			111	31
30.	New Rochelle, NY Phase II and III			588	144
31.	Greenburgh, NY Phase II			766	120
32.	Encino, CA			146	46
33.	Coram, NY Phase II	(1)		152	26
34.	Wilton, CT			100	24
35.	Sharon, MA			190	31
36.	Danvers, MA			476	85
37.	Yaphank, NY			270	41
38.	College Park, MD			320	44
39.	West Haven, CT			170	23
40.	Oyster Bay, NY			273	69
41.	Camarillo, CA			376	55

	Total			10,620	$2,191

(1)	We own land, but construction has not yet begun.

(2)	Total capital cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a community facility.

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

Capitalized Interest

In accordance with GAAP, we capitalize interest expense during construction or reconstruction until a building obtains a final certificate of occupancy. Interest that is incurred thereafter and allocated to a completed apartment home within the community is expensed. Capitalized interest totaled $6,305,000 and

$12,511,000 during the three and six months ended June 30, 2003, respectively. Capitalized interest totaled $8,020,000 and $16,671,000 during the three and six months ended June 30, 2002, respectively.

Part I. FINANCIAL INFORMATION (continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2002.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2003 the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

On May 9, 2003, AvalonBay redeemed all outstanding shares of its Series J Cumulative Redeemable Preferred Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2003 Annual Meeting of Stockholders on May 14, 2003. The stockholders voted to elect Bryce Blair, Bruce A. Choate, John J. Healy, Jr., Gilbert M. Meyer, Charles D. Peebler, Jr., Lance R. Primis, Allan D. Schuster and Amy P. Williams to serve as directors of the Company until the 2004 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

56,832,077 votes were cast for and 549,284 votes were withheld from the election of Mr. Blair.

56,607,801 votes were cast for and 773,559 votes were withheld from the election of Mr. Choate.

57,160,792 votes were cast for and 220,568 votes were withheld from the election of Mr. Healy.

38,049,651 votes were cast for and 19,331,710 votes were withheld from the election of Mr. Meyer.

54,323,150 votes were cast for and 3,058,210 votes were withheld from the election of Mr. Peebler.

57,161,478 votes were cast for and 219,882 votes were withheld from the election of Mr. Primis.

56,607,601 votes were cast for and 773,759 votes were withheld from the election of Mr. Schuster.

56,607,170 votes were cast for and 774,190 votes were withheld from the election of Ms. Williams.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities Inc. (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed on August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed on October 14, 1998.)

3(i).4	—	Articles Supplementary, dated as of March 17, 2003, relating to the Series J Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 3(i).5 to Form 10-Q of the Company filed May 14, 2003.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2002. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed on March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties filed on September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed on March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed on March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed on March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and US Bank, National Association (as successor to State Street Bank and Trust Company), as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed on March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed on March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000, between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on July 11, 2000.)

4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

10.1	—	Amendment, dated May 14, 2003, to the Company’s 1994 Stock Incentive Plan, as amended and restated. (Filed herewith.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer. (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer. (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Filed herewith.)

(b)	Reports on Form 8-K

On April 30, 2003, the Company filed a Report on Form 8-K to provide under Item 12 and to furnish under Item 9 of such form, a copy of the Company’s Press Release, dated April 29, 2003, including Supplemental Attachments. That release announced and discussed the Company’s financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: August 8, 2003
/s/ Bryce Blair
Bryce Blair Chief Executive Officer and President

Date: August 8, 2003
/s/ Thomas J. Sargeant
Thomas J. Sargeant Executive Vice President — Chief Financial Officer