Form 10-Q
period 2003-09-30
AVALONBAY COMMUNITIES INC
filed 2003-11-07
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

70,717,008 shares of common stock, par value $0.01 per share, were outstanding as of November 3, 2003

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	Page

	Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	1

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and nine months ended September 30, 2003 and 2002	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2003 and 2002	3-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-49

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 2.	Changes in Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	51

Item 5.	Other Information	51

Item 6.	Exhibits and Reports on Form 8-K	51-52

Signatures		53

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9-30-03	12-31-02

	(unaudited)
ASSETS
Real estate:
Land, including land held for development	$934,009	$867,117
Buildings and improvements	4,015,673	3,771,582
Furniture, fixtures and equipment	125,423	119,501

	5,075,105	4,758,200
Less accumulated depreciation	(656,060)	(544,959)

Net operating real estate	4,419,045	4,213,241
Construction in progress (including land)	283,003	312,378
Real estate assets held for sale, net	78,863	259,812

Total real estate, net	4,780,911	4,785,431

Cash and cash equivalents	6,771	12,916
Cash in escrow	20,682	10,228
Resident security deposits	22,524	21,839
Investments in unconsolidated real estate entities	19,967	14,591
Deferred financing costs, net	18,724	20,268
Deferred development costs	26,610	31,461
Participating mortgage notes	21,483	21,483
Prepaid expenses and other assets	48,192	32,618

Total assets	$4,965,864	$4,950,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,835,298	$1,985,342
Variable rate unsecured credit facility	149,350	28,970
Mortgage notes payable	452,785	417,186
Dividends payable	51,662	51,553
Payables for construction	30,079	29,768
Accrued expenses and other liabilities	91,260	88,539
Accrued interest payable	27,006	42,924
Resident security deposits	32,486	29,775
Liabilities related to real estate assets held for sale	14,027	43,053

Total liabilities	2,683,953	2,717,110

Minority interest of unitholders in consolidated partnerships	31,016	39,185

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both September 30, 2003 and December 31, 2002; 4,000,000 and 7,267,700 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively.	40	73
Common stock, $0.01 par value; 140,000,000 shares authorized at both September 30, 2003 and December 31, 2002; 70,695,270 and 68,202,926 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively.	707	682
Additional paid-in capital	2,305,865	2,266,130
Deferred compensation	(6,995)	(7,855)
Dividends in excess of accumulated earnings	(38,817)	(51,850)
Accumulated other comprehensive loss	(9,905)	(12,640)

Total stockholders’ equity	2,250,895	2,194,540

Total liabilities and stockholders’ equity	$4,965,864	$4,950,835

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended

	9-30-03	9-30-02	9-30-03	9-30-02

Revenue:
Rental and other income	$153,339	$147,662	$453,674	$438,305
Management, development and other fees	234	249	744	1,866

Total revenue	153,573	147,911	454,418	440,171

Expenses:
Operating expenses, excluding property taxes	46,904	42,247	132,926	118,408
Property taxes	14,443	13,477	42,853	38,489
Interest expense	33,432	31,386	101,826	86,614
Depreciation expense	37,996	34,723	112,898	98,618
General and administrative expense	3,382	2,966	10,636	10,009

Total expenses	136,157	124,799	401,139	352,138

Equity in income of unconsolidated entities	23,988	(98)	25,192	769
Interest income	852	909	2,634	3,013
Venture partner interest in profit-sharing	(420)	(244)	(1,268)	(512)
Minority interest in consolidated partnerships	(302)	(229)	(754)	(696)

Income from continuing operations	41,534	23,450	79,083	90,607
Discontinued operations:
Income from discontinued operations	2,278	5,261	10,001	16,169
Gain on sale of communities	13,575	—	82,158	—

Total discontinued operations	15,853	5,261	92,159	16,169

Net income	57,387	28,711	171,242	106,776
Dividends attributable to preferred stock	(2,175)	(4,026)	(8,569)	(14,087)

Net income available to common stockholders	$55,212	$24,685	$162,673	$92,689

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	2,245	(3,738)	2,735	(5,412)

Comprehensive income	$57,457	$20,947	$165,408	$87,277

Dividends declared per common share	$0.70	$0.70	$2.10	$2.10

Earnings per common share — basic:

Income from continuing operations (net of dividends attributable to preferred stock)	$0.57	$0.28	$1.04	$1.11
Discontinued operations	0.23	0.08	1.36	0.23

Net income available to common stockholders	$0.80	$0.36	$2.40	$1.34

Earnings per common share — diluted:

Income from continuing operations (net of dividends attributable to preferred stock)	$0.56	$0.27	$1.02	$1.08
Discontinued operations	0.23	0.08	1.33	0.24

Net income available to common stockholders	$0.79	$0.35	$2.35	$1.32

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended

	9-30-03	9-30-02

Cash flows from operating activities:
Net income	$171,242	$106,776
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	112,898	98,618
Depreciation expense from discontinued operations	1,559	7,300
Amortization of deferred financing costs and debt premium/discount	2,908	2,879
Amortization of deferred compensation	3,033	3,137
Income allocated to minority interest in consolidated partnerships including discontinued operations	1,143	1,299
Income allocated to venture partner interest in profit-sharing	1,268	512
Gain on sale of communities	(82,158)	—
Gain on sale of joint venture community	(23,448)	—
Increase in cash in operating escrows	(1,519)	(849)
Decrease (increase) in resident security deposits, accrued interest receivable on participating mortgage notes, prepaid expenses and other assets	(13,136)	8,175
Decrease in accrued expenses, other liabilities and accrued interest payable	(9,250)	(7,695)

Net cash provided by operating activities	164,540	220,152

Cash flows used in investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(278,227)	(326,671)
Acquisition of real estate assets	—	(106,300)
Capital expenditures — existing real estate assets	(7,422)	(8,147)
Capital expenditures — non-real estate assets	(383)	(1,066)
Proceeds from sale of communities, net of selling costs	252,528	—
Increase (decrease) in payables for construction	311	(4,797)
Decrease (increase) in cash in construction escrows	(8,935)	39,930
Decrease in investments in unconsolidated real estate entities	1,343	245

Net cash used in investing activities	(40,785)	(406,806)

Cash flows from financing activities:
Issuance of common stock	143,461	19,489
Repurchase of common stock	(39,877)	—
Issuance of preferred stock, net of related costs	81,737	14,444
Redemption of preferred stock and related costs	(163,724)	(72,041)
Dividends paid	(150,754)	(155,082)
Net borrowings under unsecured credit facility	120,380	273,000
Issuance of mortgage notes payable	38,829	—
Repayments of mortgage notes payable	(3,230)	(23,721)
Issuance (repayment) of unsecured notes	(150,000)	50,000
Payment of deferred financing costs	(1,408)	(1,317)
Redemption of units for cash by minority partners	(295)	—
Contributions from (distributions to) minority and profit-sharing partners	(5,019)	12,177

Net cash provided by (used in) financing activities	(129,900)	116,949

Net decrease in cash and cash equivalents	(6,145)	(69,705)

Cash and cash equivalents, beginning of period	12,916	72,990

Cash and cash equivalents, end of period	$6,771	$3,285

Cash paid during year for interest, net of amount capitalized	$111,920	$97,705

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the nine months ended September 30, 2003:

•	As described in Note 4, “Stockholders’ Equity,” of the Condensed Consolidated Financial Statements, 103,255 shares of common stock were issued in connection with stock grants of which 80% were restricted, 33,047 shares were withheld to satisfy employees’ tax withholding and other liabilities and 12,102 shares were forfeited, for a net value of $10,030.

•	The Company sold one community with a mortgage note payable of $27,305 that was assumed by the buyer as part of the total sales price.

•	183,031 units of limited partnership, valued at $7,266, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a reduction to other liabilities and a corresponding gain to other comprehensive income of $2,735 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities,” of the Condensed Consolidated Financial Statements) to their fair value.

•	Common and preferred dividends declared but not paid totaled $51,662.

During the nine months ended September 30, 2002:

•	The Company issued 102,756 units of limited partnership in DownREIT partnerships valued at $5,000 in connection with the formation of a DownREIT partnership and the acquisition by that partnership of land.

•	141,718 shares of common stock were issued in connection with stock grants of which 80% were restricted, 12,207 shares were withheld to satisfy employees’ tax withholding and other liabilities and 6,570 shares were forfeited, for a net value of $6,000.

•	The Company assumed $33,900 in variable rate, tax-exempt debt related to the acquisition of one community.

•	The Company recorded a liability and a corresponding charge to other comprehensive loss of $5,412 to adjust the Company’s Hedged Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $52,370.

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

At September 30, 2003, the Company owned or held a direct or indirect ownership interest in 132 operating apartment communities containing 38,808 apartment homes in ten states and the District of Columbia, of which two communities containing 1,089 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in ten communities under construction that are expected to contain an aggregate of 3,250 apartment homes when completed. The Company also owned a direct or indirect ownership interest in rights to develop an additional 41 communities that, if developed in the manner expected, will contain an estimated 10,326 apartment homes.

During the three months ended September 30, 2003:

•	The Company sold one community, Amberway, located in Orange County, California. This 272 apartment home community was sold for a sales price of $33,500, resulting in a gain calculated in accordance with generally accepted accounting principles (“GAAP”) of $13,575.

•	The Falkland Chase community, located in Silver Spring, Maryland, was sold by Falkland Partners LLC, in which the Company held a 50% membership interest. This 450 apartment home community was sold for a sales price of $58,500. The Company’s share of the sales price was $29,250, resulting in a gain calculated in accordance with GAAP of $21,816. The Company also recognized an additional gain in accordance with GAAP of $1,632 in conjunction with the liquidation of the limited liability company's assets.

•	The Company completed the development of two communities. Avalon at Rock Spring, a 386 apartment home community located in North Bethesda, Maryland, was completed for a total capital cost of approximately $46,000. Avalon at Gallery Place, a 203 apartment home community located in Washington, DC, was completed for a total capital cost of approximately $49,000. The total capital cost for Avalon at Gallery Place excludes approximately $4,000 of proceeds that the Company expects to receive upon the sale of transferable development rights associated with the development of the community; however, there can be no assurance that the projected amount of proceeds will be achieved.

•	The Company commenced development on two communities, Avalon at Crane Brook, located in the Boston, Massachusetts area, and Avalon Milford I, located in the Fairfield-New Haven, Connecticut area. These communities, when completed, are expected to contain an aggregate of 633 apartment homes for a total capital cost of approximately $88,700.

The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

In each of the partnerships structured as DownREITs, either the Company or one of the Company’s wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the Company’s current common stock dividend per share. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of the Company’s common stock on the date of redemption. In lieu of a cash redemption by the partnership of a limited partner’s unit, the Company may elect to acquire any unit presented for redemption for one share of common stock or for such cash amount.

The Company accounts for investments in unconsolidated entities in accordance with SOP 78-9 and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company uses the equity method to account for investments in which it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. Investments in which the Company owns 20% or less of the equity value and does not have significant and disproportionate influence are accounted for using the cost method. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the nine months ended September 30, 2003 or 2002.

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

If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If such carrying amounts are in excess of the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in the nine months ended September 30, 2003 or 2002 on any of its operating communities.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $18,404 at September 30, 2003 and $15,496 at December 31, 2002.

Cash, Cash Equivalents and Cash in Escrow

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.

Interest Rate Contracts

The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of September 30, 2003, the Company has approximately $165,000 in variable rate tax-exempt debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities,” of the Condensed Consolidated Financial Statements.

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

	For the three months ended		For the nine months ended

	9-30-03	9-30-02	9-30-03	9-30-02

Basic and diluted shares outstanding

Weighted average common shares — basic	68,779,429	69,154,045	67,880,019	68,940,901
Weighted average DownREIT units outstanding	899,870	1,018,448	947,790	983,443
Effect of dilutive securities	852,621	877,206	696,419	1,019,697

Weighted average common shares and DownREIT units — diluted	70,531,920	71,049,699	69,524,228	70,944,041

Calculation of Earnings per Share — basic

Net income available to common stockholders	$55,212	$24,685	$162,673	$92,689

Weighted average common shares — basic	68,779,429	69,154,045	67,880,019	68,940,901

Earnings per common share — basic	$0.80	$0.36	$2.40	$1.34

Calculation of Earnings per Share — diluted

Net income available to common stockholders	$55,212	$24,685	$162,673	$92,689
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	285	406	1,047	1,216

Adjusted net income available to common stockholders	$55,497	$25,091	$163,720	$93,905

Weighted average common shares and DownREIT units — diluted	70,531,920	71,049,699	69,524,228	70,944,041

Earnings per common share — diluted	$0.79	$0.35	$2.35	$1.32

Certain options to purchase shares of common stock in the amounts of 688,834 and 1,384,115 were outstanding during the three and nine months ended September 30, 2003, respectively, and 1,480,294 and 62,602 were outstanding during the three and nine months ended September 30, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period.

Stock-Based Compensation

Prior to 2003, the Company applied the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its employee stock options. No stock-based employee compensation cost related to employee stock options is reflected in net income for the three and nine months ended September 30, 2002, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the three and nine months ended September 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period based on the fair market value as determined on the date of grant:

	For the three months ended		For the nine months ended

	9-30-03	9-30-02	9-30-03	9-30-02

Net income available to common stockholders, as reported	$55,212	$24,685	$162,673	$92,689
Add: Actual compensation expense recorded under fair value based method, net of related tax effects	72	—	172	—
Deduct: Total compensation expense determined under fair value based method, net of related tax effects	(550)	(718)	(1,785)	(2,275)

Pro forma net income available to common stockholders	$54,734	$23,967	$161,060	$90,414

Earnings per share:

Basic — as reported	$0.80	$0.36	$2.40	$1.34

Basic — pro forma	$0.79	$0.35	$2.37	$1.31

Diluted — as reported	$0.79	$0.35	$2.35	$1.32

Diluted — pro forma	$0.78	$0.34	$2.33	$1.29

Insured Loss from Fire

During 2000, a fire occurred at one of the Company’s development communities, which was under construction and unoccupied at the time. The Company had property damage and insurance for lost rental income which covered this event. Insurance proceeds totaling $30,300 were received, of which $22,000 was disbursed to rebuild the community for property damage. Insurance proceeds for lost rental income of $5,800 are included in rental and other income in the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income for the nine months ended September 30, 2002.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which changes the guidelines for consolidation of and disclosure related to unconsolidated entities, if those unconsolidated entities qualify as variable interest entities, as defined in FIN 46. The Company has adopted the provisions of FIN 46 for variable interest entities created after January

31, 2003. However, the Company has deferred the adoption of FIN 46 for variable interest entities created on or before January 31, 2003 until December 31, 2003. Although the Company is still evaluating the impact of FIN 46 on entities created on or before January 31, 2003, the Company anticipates the consolidation of one entity from which the Company holds a participating mortgage loan. The Company does not expect the final adoption of FIN 46, including the potential consolidation of this variable interest entity, to have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In July 2003, the Securities and Exchange Commission clarified Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The clarification of Topic D-42 is effective in the first fiscal period ending after September 15, 2003 and is to be applied retroactively. As such, the Company has revised its historical 2003 results of operations, as included in the operating results for the nine months ended September 30, 2003, to reflect additional dividends attributable to preferred stock of $280; no other periods presented in this report were impacted.

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

Discontinued Operations

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s Condensed Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for discontinued operations will not have any impact on the Company’s financial condition or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in the accompanying Condensed Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

Reclassifications

Certain reclassifications have been made to amounts in prior period’s financial statements to conform with current period presentations.

2. Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $6,360 and $6,733 for the three months ended September 30, 2003 and 2002, respectively, and $18,871 and $23,404 for the nine months ended September 30, 2003 and 2002, respectively.

3. Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of September 30, 2003 and December 31, 2002 are summarized as follows:

	9-30-03	12-31-02

Fixed rate unsecured notes (1)	$1,835,298	$1,985,342
Fixed rate mortgage notes payable — conventional and tax-exempt	347,361	311,981
Variable rate mortgage notes payable — tax-exempt (2)	81,155	108,781

Total notes payable and unsecured notes	2,263,814	2,406,104

Variable rate secured short-term construction loan	36,629	36,089
Variable rate unsecured credit facility	149,350	28,970

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,449,793	$2,471,163

(1)	Balances at September 30, 2003 and December 31, 2002 include $298 and $342, respectively, of debt premium received at issuance of unsecured notes.

(2)	Balances at September 30, 2003 and December 31, 2002 include $12,360 and $39,665, respectively, related to real estate assets held for sale.

During the nine months ended September 30, 2003, the Company issued $17,404 in fixed rate, tax-exempt debt and $20,680 in fixed rate, conventional debt related to two operating communities. In addition, in June 2003, the Company transferred a fixed rate, tax-exempt mortgage note payable in the amount of $27,305 in connection with the sale of a community to the purchaser. In the aggregate, mortgage notes payable mature at various dates from May 2004 through April 2043 and are collateralized by certain apartment communities. As of September 30, 2003, the Company has guaranteed approximately $166,000 of mortgage notes payable held by subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.7% at September 30, 2003 and 6.6% at December 31, 2002. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed below), including the effect of certain financing related fees, was 2.7% at September 30, 2003 and 3.5% at December 31, 2002. As of September 30, 2003, the Company had approximately $165,000 of variable rate debt effectively fixed through Hedged Derivatives, as described in Note 5, “Derivative Instruments and Hedging Activities” of the Condensed Consolidated Financial Statements. The Hedged Derivatives on approximately $87,000 of this variable rate tax-exempt bond financing mature in 2004. As a result, the Company is currently negotiating the refinancing of these variable rate bonds and, as part of the refinancing, the Company may elect to put new Hedged Derivatives in place.

During the nine months ended September 30, 2003, the Company repaid $150,000 of previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity, and no prepayment fees were incurred. The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

Scheduled payments and maturities of mortgage notes payable, including a mortgage note payable in the amount of $12,360 relating to an asset held for sale, and unsecured notes outstanding at September 30, 2003 are as follows:

	Secured notes	Secured notes	Unsecured notes	Interest rate of
Year	payments	maturities	maturities	unsecured notes

2003	$1,253	$—	$—	—
2004	4,570	60,735	125,000	6.580%
2005	4,681	—	100,000	6.625%
			50,000	6.500%
2006	5,011	—	150,000	6.800%
2007	5,365	35,980	110,000	6.875%
			150,000	5.000%
2008	5,744	—	50,000	6.625%
			150,000	8.250%
2009	6,151	10,400	150,000	7.500%
2010	5,771	29,388	200,000	7.500%
2011	6,176	—	300,000	6.625%
			50,000	6.625%
2012	5,948	12,095	250,000	6.125%
Thereafter	157,326	108,551	—

	$207,996	$257,149	$1,835,000

The Company has a $500,000 revolving variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks, which had $149,350 outstanding and $18,822 in letters of credit on September 30, 2003 and $28,970 outstanding and $79,999 in letters of credit on December 31, 2002. Under the terms of the unsecured credit facility, if the Company elects to increase the facility by up to an additional $150,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.60% per annum (1.72% on September 30, 2003). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $400,000. The competitive bid option may result in lower pricing if market conditions allow. The Company had $100,000 outstanding under this competitive bid option at September 30, 2003 priced at LIBOR plus 0.39%, or 1.51%. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The existing facility matures in May 2005 assuming exercise of a one-year renewal option by the Company.

4. Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the nine months ended September 30, 2003:

					Dividends in	Accumulated
			Additional		excess of	other
	Preferred	Common	paid-in	Deferred	accumulated	comprehensive	Stockholders'
	stock	stock	capital	compensation	earnings	loss	equity

Balance at December 31, 2002	$73	$682	$2,266,130	$(7,855)	$(51,850)	$(12,640)	$2,194,540
Net income	—	—	—	—	171,242	—	171,242
Unrealized gain on cash flow hedges	—	—	—	—	—	2,735	2,735
Dividends declared to common and preferred stockholders	—	—	—	—	(150,863)	—	(150,863)
Issuance of common stock, net of withholdings	—	36	153,496	(1,419)	(41)	—	152,072
Issuance of stock options	—	—	754	(754)	—	—	—
Repurchase of common stock, including repurchase costs	—	(11)	(32,841)	—	(7,025)	—	(39,877)
Issuance of preferred stock, net of issuance costs	33	—	81,704	—	—	—	81,737
Redemption of preferred stock	(66)	—	(163,378)	—	(280)	—	(163,724)
Amortization of deferred compensation	—	—	—	3,033	—	—	3,033

Stockholders’ equity, September 30, 2003	$40	$707	$2,305,865	$(6,995)	$(38,817)	$(9,905)	$2,250,895

During the nine months ended September 30, 2003, the Company (i) issued 545,507 shares of common stock in connection with stock options exercised, (ii) issued 103,255 common shares in connection with stock grants to employees of which 80% are restricted, (iii) had forfeitures of 12,102 shares of restricted stock grants to employees and (iv) withheld 33,047 shares to satisfy employees’ tax withholding and other liabilities.

In addition, during the nine months ended September 30, 2003, the Company completed a common stock offering totaling 2,804,700 shares at a public offering price of $46.00 per share. The net proceeds from this offering, after underwriting discounts and commissions, of approximately $127,333 were used to repay a portion of amounts outstanding on the unsecured credit facility and for general corporate purposes.

In July 2002 the Company announced that its Board of Directors had authorized a common stock repurchase program, under which the Company may acquire shares of its common stock in open market or negotiated transactions. Actual purchases of stock will vary with market conditions. The stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with the Company’s unsecured credit facility providing temporary funding as needed. As of September 30, 2003, the Company had repurchased a total of 2,380,600 shares of common stock at an aggregate cost of $89,566 through this program. Of the aggregate shares repurchased, the Company repurchased 1,099,000 during the nine months ended September 30, 2003 at an aggregate cost of $39,844. The Company has not repurchased any shares of common stock since March 31, 2003.

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

Dividends per common share for both the nine month periods ended September 30, 2003 and 2002 were $2.10 per share. In the nine months ended September 30, 2003, average dividends for preferred shares redeemed during the period were $0.31 per share and average dividends for all non-redeemed preferred shares were $1.63 per share. In the nine months ended September 30, 2002, average dividends for preferred shares redeemed during the period were $0.92 per share and average dividends for all non-redeemed preferred shares were $1.57 per share.

5. Derivative Instruments and Hedging Activities

The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate tax-exempt bonds. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of September 30, 2003, the Hedged Derivatives fix approximately $165,000 of the Company’s tax-exempt debt at a weighted average interest rate of 5.9% and have maturity dates ranging from 2004 to 2010. In addition, one of the Company’s unconsolidated real estate investments (see Note 6, “Investments in Unconsolidated Entities” of the Condensed Consolidated Financial Statements) has $22,500 in variable rate debt outstanding as of September 30, 2003, which is subject to an interest rate swap. This debt is not recourse to or guaranteed by the Company. The Hedged Derivatives are accounted for in accordance with SFAS No. 133, which as amended, was adopted by the Company on January 1, 2001. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording all changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. To adjust the Hedged Derivatives to their fair value, the Company recorded an unrealized gain to other comprehensive income of $2,735 in the nine months ended September 30, 2003 and an unrealized loss of $5,412 in the nine months ended September 30, 2002. The estimated amount, included in accumulated other comprehensive income as of September 30, 2003, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period is not material.

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

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. The credit risk is the risk of a counterparty not performing under the terms of the Hedged Derivatives. The counterparties to these Hedged Derivatives are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. The Company monitors the credit ratings of counterparties and the amount of the Company’s debt subject to Hedged Derivatives with any one party. Therefore, the Company believes the likelihood of realizing material losses from counterparty non-performance is remote. Market risk is the adverse effect of the value of financial instruments that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken. These risks are managed by the Company’s Chief Financial Officer and Group Vice President — Finance.

6. Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Entities

The Company accounts for investments in unconsolidated real estate entities in accordance with SOP 78-9 and APB Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. At September 30, 2003, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:

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

In September 2003, Falkland Chase, a 450 apartment home community located in Silver Spring, MD, was sold by Falkland Partners, LLC, in which the Company has held a 50% membership interest since 1993. The Company’s share of the $58,500 sales price for this community was $29,250, resulting in net proceeds to the Company of $16,700. The Company’s share of the GAAP gain reported by Falkland Partners, LLC is $21,816 and is included in equity in income of unconsolidated entities on the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income. The Company recognized an additional gain in accordance with GAAP of $1,632 in conjunction with the liquidation of the limited liability company's assets, which is also included in equity in income of unconsolidated entities on the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income. The combined summaries of financial position and operating results presented below have been revised to exclude the financial information of the Falkland Chase community.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	(Unaudited)

	9-30-03	12-31-02

Assets:
Real estate, net	$120,402	$122,577
Other assets	2,103	2,544

Total assets	$122,505	$125,121

Liabilities and partners’ equity:
Mortgage notes payable	$22,500	$22,500
Other liabilities	2,329	3,369
Partners’ equity	97,676	99,252

Total liabilities and partners’ equity	$122,505	$125,121

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)

	9-30-03	9-30-02	9-30-03	9-30-02

Rental income	$5,291	$5,560	$16,572	$15,692
Operating and other expenses	(2,099)	(2,006)	(5,430)	(5,928)
Interest expense, net	(442)	(358)	(1,256)	(1,247)
Depreciation expense	(993)	(958)	(2,769)	(2,993)

Net income	$1,757	$2,238	$7,117	$5,524

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

Investments in Unconsolidated Non-Real Estate Entities

At September 30, 2003, the Company holds minority interest investments in three non-real estate entities, all of which are technology companies. Based on ownership and control criteria, the Company accounts for one of these investments using the equity method, with the remaining non-real estate investments accounted for at cost. The aggregate carrying value of the Company’s investment in unconsolidated non-real estate entities was $1,456 and $1,855 as of September 30, 2003 and December 31, 2002, respectively.

7. Discontinued Operations — Real Estate Assets Sold or Held for Sale

During the nine months ended September 30, 2003, the Company sold eight communities, five comprising the entire Minneapolis, Minnesota portfolio, and three single asset sales, one in Los Angeles, California, one in Huntington Beach, California and one in Orange County, California. These eight communities, which contained a total of 2,363 apartment homes, were sold for an aggregate sales price of $265,625, resulting in net proceeds of $235,799 and a gain calculated in accordance with GAAP of $82,158. The Company did not sell any communities during the nine months ended September 30, 2002.

In addition, as of September 30, 2003, the Company had three communities that qualified as held for sale under the provisions of SFAS No. 144. As required under SFAS No. 144, the operations for any communities sold from January 1, 2002 through September 30, 2003 and communities held for sale as of September 30, 2003 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements.

Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation. The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)

	9-30-03	9-30-02	9-30-03	9-30-02

Rental income	$3,829	$12,703	$21,545	$38,617
Operating and other expenses	(1,327)	(4,585)	(8,556)	(13,243)
Interest expense, net	(224)	(437)	(1,040)	(1,302)
Minority interest expense	—	(201)	(389)	(603)
Depreciation expense	—	(2,219)	(1,559)	(7,300)

Income from discontinued operations	$2,278	$5,261	$10,001	$16,169

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $898 and $1,954, mortgage notes payable of $12,360 and $39,665 and other liabilities of $1,667 and $3,388 as of September 30, 2003 and December 31, 2002, respectively, relating to real estate assets sold or held for sale. The estimated proceeds less anticipated costs to sell the real estate assets held for sale as of September 30, 2003 are greater than the carrying values as of September 30, 2003, and therefore no provisions for possible losses were recorded.

8. Segment Reporting

The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities. Annually as of January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification throughout the year for the purpose of reporting segment operations.

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2003, the Established Communities are communities that had stabilized occupancy and operating expenses as of January 1, 2002, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year or are currently held for sale.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2003.

In addition, the Company owns land held for future development and has other corporate assets that are not allocated to an operating segment.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use Net Operating Income (“NOI”) as the primary financial measure for Established and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, venture partner interest in profit-sharing, depreciation expense, gain on sale of communities and income from discontinued operations. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

A reconciliation of NOI to net income for the three and nine months ended September 30, 2003 and 2002 is as follows:

	For the three months ended		For the nine months ended

	9-30-03	9-30-02	9-30-03	9-30-02

Net income	$57,387	$28,711	$171,242	$106,776
Corporate-level property management and other indirect operating expenses	7,577	6,906	22,630	22,498
Interest income	(852)	(909)	(2,634)	(3,013)
Interest expense	33,432	31,386	101,826	86,614
General and administrative expense	3,382	2,966	10,636	10,009
Equity in income of unconsolidated entities	(23,988)	98	(25,192)	(769)
Minority interest in consolidated partnerships	302	229	754	696
Venture partner interest in profit-sharing	420	244	1,268	512
Depreciation expense	37,996	34,723	112,898	98,618
Gain on sale of communities	(13,575)	—	(82,158)	—
Income from discontinued operations	(2,278)	(5,261)	(10,001)	(16,169)

Net operating income	$99,803	$99,093	$301,269	$305,772

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

	For the three months ended				For the nine months ended

	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)	revenue	NOI	from prior year	real estate (1)

For the three and nine months ended September 30, 2003
Established
Northeast	$38,000	$24,361	(8.6%)	$884,519	$114,389	$75,494	(9.5%)	$884,519
Mid-Atlantic	17,530	12,160	(3.3%)	388,370	51,940	36,273	(5.7%)	388,370
Midwest	4,048	2,028	(22.4%)	140,553	12,159	6,372	(19.1%)	140,553
Pacific Northwest	6,899	4,125	(7.9%)	297,401	20,556	12,623	(12.7%)	297,401
Northern California	34,413	23,724	(9.0%)	1,342,514	105,530	75,104	(11.6%)	1,342,514
Southern California	11,451	7,758	(1.6%)	325,312	34,164	23,535	(1.3%)	325,312

Total Established	112,341	74,156	(7.6%)	3,378,669	338,738	229,401	(9.3%)	3,378,669

Other Stabilized	20,670	14,184	n/a	749,865	61,063	40,761	n/a	749,865
Development / Redevelopment	20,382	11,284	n/a	1,092,790	53,981	30,471	n/a	1,092,790
Land Held for Future Development	n/a	n/a	n/a	116,556	n/a	n/a	n/a	116,556
Non-allocated (2)	180	179	n/a	20,228	636	636	n/a	20,228

Total	$153,573	$99,803	0.7%	$5,358,108	$454,418	$301,269	(1.5%)	$5,358,108

For the three and nine months ended September 30, 2002
Established
Northeast	$35,557	$23,836	(10.8%)	$784,157	$107,312	$74,670	(6.6%)	$784,157
Mid-Atlantic	17,691	12,577	(5.7%)	387,287	53,267	38,447	(1.3%)	387,287
Midwest	4,249	2,613	(7.8%)	139,767	13,019	7,872	(8.2%)	139,767
Pacific Northwest	2,610	1,541	(16.6%)	96,616	8,013	4,902	(13.6%)	96,616
Northern California	36,383	25,979	(20.9%)	1,340,721	114,025	84,397	(18.1%)	1,340,721
Southern California	10,692	7,506	(0.1%)	303,239	31,581	22,644	3.0%	303,239

Total Established	107,182	74,052	(13.0%)	3,051,787	327,217	232,932	(9.8%)	3,051,787

Other Stabilized	20,674	13,741	n/a	772,308	63,470	45,404	n/a	772,308
Development / Redevelopment	19,799	11,044	n/a	1,060,016	47,465	25,419	n/a	1,060,016
Land Held for Future Development	n/a	n/a	n/a	69,766	n/a	n/a	n/a	69,766
Non-allocated (2)	256	256	n/a	21,636	2,019	2,017	n/a	21,636

Total	$147,911	$99,093	(6.4%)	$4,975,513	$440,171	$305,772	(3.7%)	$4,975,513

(1)	Does not include real estate assets held for sale of $91,993 and $336,024 as of September 30, 2003 and September 30, 2002, respectively.

(2)	Revenue and NOI amounts represent third-party management, accounting and developer fees which are not allocated to a reportable segment.

Segment information for the periods ending September 30, 2003 and 2002 has been adjusted for the communities that were designated as held for sale as of September 30, 2003 or sold from January 1, 2002 through September 30, 2003 as described in Note 7, “Discontinued Operations — Real Estate Assets Sold or Held for Sale,” of the Condensed Consolidated Financial Statements.

9. Related Party Arrangements

Purchase of Mortgage Loan

The Company’s Chairman and CEO is a partner of an entity that is the general partner of Arbor Commons Associates Limited Partnership (“Arbor Commons Associates”). Arbor Commons Associates owns Avalon Arbor, a 302 apartment home community in Shrewsbury, Massachusetts. Concurrently with its initial public offering in November 1993, Avalon Properties, Inc. (“Avalon”), a predecessor entity, purchased an existing participating mortgage loan made to Arbor Commons Associates that was originated by CIGNA Investments, Inc. The mortgage loan is secured by Arbor Commons Associates’ interest in Avalon Arbor. This loan accrues interest at a fixed rate of 10.2% per annum, payable at 9.0% per annum. The balance of the note receivable at both September 30, 2003 and December 31, 2002 was $21,483. The balance of accrued interest on the note receivable as of September 30, 2003 and December 31, 2002, respectively, was $5,670 and $4,965, and is included in other assets on the accompanying Condensed Consolidated Balance Sheets. Related interest income of $823 and $773 was recorded for the three months ended September 30, 2003 and 2002, respectively, and $2,429 and $2,318 was recorded for the nine months ended September 30, 2003 and 2002, respectively. Under the terms of the loan, the Company (as successor to Avalon) receives (as contingent interest) 50% of the cash flow after the 10.2% accrual rate is paid and 50% of the residual profits upon the sale of the community.

Unconsolidated entities

The Company manages several unconsolidated real estate joint venture entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $217 and $249 in the three months ended September 30, 2003 and 2002, respectively, and $682 and $765 in the nine months ended September 30, 2003 and 2002, respectively.

Indebtedness of Management

The Company has a recourse loan program under which the Company lends amounts to or on behalf of employees (“Stock Loans”) equivalent to the estimated employees’ tax withholding liabilities related to the vesting of restricted stock under the 1994 Stock Incentive Plan, as amended and restated on March 31, 2001. In accordance with the Sarbanes-Oxley Act of 2002, no loans to senior officers were renewed after January 1, 2003 and all were repaid in full by March 31, 2003. The Company intends to phase out the Stock Loan program for all other participants, with all loans required to be repaid by March 1, 2004. The principal balance outstanding under the Stock Loans to employees was $140 at September 30, 2003 and $1,133 at December 31, 2002. The balance of accrued interest on the notes receivable was $3 and $45 as of September 30, 2003 and December 31, 2002, respectively. Interest income on the notes of $1 and $14 was recorded for the three months ended September 30, 2003 and 2002, respectively, and $7 and $50 was recorded for the nine months ended September 30, 2003 and 2002, respectively. Each Stock Loan was made for a one-year term, is a full personal recourse obligation of the borrower and is secured by a pledge to the Company of the stock that vested and gave rise to the tax withholding liability for which the loan was made. In addition, dividends on the pledged stock are automatically remitted to the Company and applied toward repayment of the Stock Loan.

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

Director Compensation

The Company’s Stock Incentive Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. In accordance with the Company’s Stock Incentive Plan, as then in effect, on the fifth business day following each of the Company’s May 2003 and May 2002 Annual Meetings of Stockholders, each of the Company’s non-employee directors automatically received options to purchase 7,000 shares of common stock at the last reported sale price of the common stock on the NYSE on such date, and a restricted stock grant (or, in lieu thereof, a deferred stock award) of 2,500 shares of common stock. The Company recorded compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $228 and $595 in the three and nine months ended September 30, 2003, respectively, and $168 and $580 in the three and nine months ended September 30, 2002, respectively. Deferred compensation relating to these restricted stock grants and deferred stock awards was $818 and $757 on September 30, 2003 and December 31, 2002, respectively. On May 14, 2003, the Company’s Board of Directors approved an amendment to the Stock Incentive Plan pursuant to which, in lieu of the stock and option awards described above, each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the NYSE on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5.

Investment in Realeum, Inc.

As an employee incentive and retention mechanism, the Company arranged for officers of the Company to hold direct or indirect economic interest in Realeum, Inc. Realeum, Inc. is a company involved in the development and deployment of a property management and leasing automation system in which the Company invested $2,300 in January 2002. The Company currently utilizes this property management and leasing automation system and has paid $124 and $118 to Realeum, Inc. under the terms of its licensing arrangements during the three months ended September 30, 2003 and 2002, respectively, and $347 and $338 during the nine months ended September 30, 2003 and 2002, respectively.

10. Subsequent Events

On October 7, 2003, the Company sold a parcel of land held in connection with a development right in Oakland, California and received net proceeds of approximately $6,600.

Since September 30, 2003 the Company has disposed of an additional three communities that were classified as held for sale under GAAP on the Company’s Condensed Consolidated Financial Statements as of September 30, 2003. On October 15, 2003, the Company sold Avalon at Fair Lakes, a 234 apartment home community located in Fairfax, Virginia. The Company sold Avalon Crest, a 351 apartment home community located in Fort Lee, New Jersey on October 29, 2003. On October 30, 2003, the Company sold Avalon at Dulles, a 236 apartment home community located in Sterling, Virginia. The Company sold these three communities for an aggregate sales price of $159,025, resulting in an aggregate gain reported in accordance with GAAP of approximately $77,600.

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

We believe apartment communities present an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base should result in relatively stable demand over a real estate cycle. We intend to pursue real estate investments in markets where constraints to new supply exist and where new household formations are expected to out-pace multifamily permit activity over the course of the real estate cycle. A number of our markets have experienced economic contraction due to job losses, particularly in the technology, telecom and financial services sectors. We continued to experience job losses in many of our markets in 2003, and therefore we expect weakened apartment market fundamentals to continue throughout the remainder of 2003 and into 2004.

With our in-house capabilities and expertise we believe we are well-positioned to continue to pursue opportunities to develop and acquire apartment homes in our target markets. However, the level of development or acquisition volume, or any disposition activity, is heavily influenced by capital and real estate market conditions. We evaluate the appropriate allocation of capital to various investment activities, including development and redevelopment communities, the acquisition of existing communities, and equity and debt repurchases/redemptions. During 2003, in response to market and demand conditions, we did not acquire any existing communities, but rather increased our disposition activity with respect to assets that do not meet our long-term investment criteria, allowing us to realize a portion of the value created over the past business cycle as well as providing additional liquidity. We expect to continue our disposition activity during the remainder of 2003 and into 2004. See “Liquidity and Capital Resources” and “Future Financing and Capital Needs.”

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category annually as of January 1st of each year and maintain that classification throughout the year. For the year 2003, the Established Communities are communities that had stabilized occupancy and operating expenses as of January 1, 2002 and are not conducting or planning to conduct substantial redevelopment activities, as described below, and are not held for sale or planned for disposition within the current year. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year or are currently held for sale.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5,000,000 or 10% of the community’s acquisition cost. Throughout this report, the term “redevelopment” is used to refer in a general sense to the entire redevelopment cycle – planning and procurement of architectural and engineering designs, budgeting and actual renovation work. The actual renovation work is referred to as “reconstruction” and is only one element of the redevelopment cycle.

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

On September 30, 2003, we owned or had an ownership interest in these categories as follows:

	Number of	Number of
	communities	apartment homes

Current Communities
Established Communities:
Northeast	30	7,559
Mid-Atlantic	16	4,684
Midwest	4	1,296
Pacific Northwest	9	2,436
Northern California	29	8,663
Southern California	11	3,180

Total Established	99	27,818

Other Stabilized Communities:
Northeast	12	3,834
Mid-Atlantic	3	1,312
Midwest	—	—
Pacific Northwest	3	723
Northern California	3	655
Southern California	3	1,442

Total Other Stabilized	24	7,966

Lease-Up Communities	7	1,935

Redevelopment Communities	2	1,089

Total Current Communities	132	38,808

Development Communities	10	3,250

Development Rights	41	10,326

Between October 1, 2003 and November 3, 2003 we disposed of three communities containing an aggregate of 821 homes. As of November 3, 2003 our 129 current communities consisted of 37,987 apartment homes. Of those communities, we owned:

•	a fee simple, or absolute, ownership interest in 103 operating communities;
•	a fee simple, or absolute, ownership interest in three operating communities which are on land subject to land leases expiring in April 2095, May 2099 and March 2142;
•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;
•	a general partnership interest in four partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 14 communities;
•	a membership interest in five limited liability companies that each hold a fee simple interest in an operating community, two of which are on land subject to a land leases with one expiring in July 2029 and one expiring in November 2089; and
•	a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in eight of the Development Communities, one of which is on land subject to a land lease expiring in January 2062 and a general partnership interest in two partnerships structured as “DownREITs” that each own one Development Community.

In each of the six partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of our common stock on the date of redemption. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of November 3, 2003, there were 784,181 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

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

Recent Developments

Acquisition and Development Activities. During the three months ended September 30, 2003, we commenced development on two communities, Avalon at Crane Brook, located in the Boston Massachusetts area, and Avalon Milford I, located in the Fairfield-New Haven, Connecticut area. These communities, when completed, are expected to contain an aggregate of 633 apartment homes for a total capital cost of approximately $88,700,000.

During the three months ended September 30, 2003, we completed the development of two communities, Avalon at Rock Spring, located in North Bethesda, Maryland, and Avalon at Gallery Place, located in Washington, DC. Avalon at Rock Spring is a mid-rise community containing 386 apartment homes and was completed for a total capital cost of approximately $46,000,000. Avalon at Gallery Place is a high-rise community containing 203 apartment homes and was completed for a total capital cost of approximately $49,000,000. The total capital cost for Avalon at Gallery Place excludes approximately $4,000,000 of proceeds that we expect to receive upon the sale of transferable development rights associated with the development of the community; however, there can be no assurance that the projected amount of proceeds will be achieved.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations. See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Disposition Activities. During the three months ended September 30, 2003, we sold one community in Orange County, California. This community, which contained a total of 272 apartment homes, was sold for a sales price of $33,500,000 for net proceeds of $33,000,000.

In addition, the Falkland Chase community, located in Silver Spring, Maryland, was sold during the third quarter by Falkland Partners LLC, in which we held a 50% membership interest. This 450 apartment home community was sold for a sales price of $58,500,000. Our share of the sales price was $29,250,000, resulting in net proceeds of $16,700,000.

Results of Operations

A comparison of our operating results for the three and nine months ended September 30, 2003 and September 30, 2002 follows (dollars in thousands):

	For the three months ended				For the nine months ended

	9-30-03	9-30-02	$ Change	% Change	9-30-03	9-30-02	$ Change	% Change

Revenue:
Rental and other income	$153,339	$147,662	$5,677	3.8%	$453,674	$438,305	$15,369	3.5%
Management, development and other fees	234	249	(15)	(6.0%)	744	1,866	(1,122)	(60.1%)

Total revenue	153,573	147,911	5,662	3.8%	454,418	440,171	14,247	3.2%

Expenses:
Direct property operating expenses, excluding property taxes	39,327	35,341	3,986	11.3%	110,296	95,910	14,386	15.0%
Property taxes	14,443	13,477	966	7.2%	42,853	38,489	4,364	11.3%

Total community operating expenses	53,770	48,818	4,952	10.1%	153,149	134,399	18,750	14.0%

Net operating income	99,803	99,093	710	0.7%	301,269	305,772	(4,503)	(1.5%)

Corporate-level property management and other indirect operating expenses	7,577	6,906	671	9.7%	22,630	22,498	132	0.6%
Interest expense	33,432	31,386	2,046	6.5%	101,826	86,614	15,212	17.6%
Depreciation expense	37,996	34,723	3,273	9.4%	112,898	98,618	14,280	14.5%
General and administrative expense	3,382	2,966	416	14.0%	10,636	10,009	627	6.3%

Total other expenses	82,387	75,981	6,406	8.4%	247,990	217,739	30,251	13.9%

Equity in income of unconsolidated entities	23,988	(98)	24,086	n/a	25,192	769	24,423	n/a
Interest income	852	909	(57)	(6.3%)	2,634	3,013	(379)	(12.6%)
Venture partner interest in profit-sharing	(420)	(244)	(176)	72.1%	(1,268)	(512)	(756)	147.7%
Minority interest in consolidated partnerships	(302)	(229)	(73)	31.9%	(754)	(696)	(58)	8.3%

Income from continuing operations	41,534	23,450	18,084	77.1%	79,083	90,607	(11,524)	(12.7%)

Discontinued operations:
Income from discontinued operations	2,278	5,261	(2,983)	(56.7%)	10,001	16,169	(6,168)	(38.1%)
Gain on sale of communities	13,575	—	13,575	100.0%	82,158	—	82,158	100.0%

Total discontinued operations	15,853	5,261	10,592	201.3%	92,159	16,169	75,990	470.0%

Net income	57,387	28,711	28,676	99.9%	171,242	106,776	64,466	60.4%
Dividends attributable to preferred stock	(2,175)	(4,026)	1,851	(46.0%)	(8,569)	(14,087)	5,518	(39.2%)

Net income available to common stockholders	$55,212	$24,685	$30,527	123.7%	$162,673	$92,689	$69,984	75.5%

Net income available to common stockholders increased $30,527,000 (123.7%) to $55,212,000 for the three months ended September 30, 2003 and increased by $69,984,000 (75.5%) to $162,673,000 for the nine months ended September 30, 2003 compared to the same periods in the preceding year. These increases are primarily attributable to gains on sales of communities including gains included in equity in income of unconsolidated entities, partially offset by a decline in net operating income from our Established Communities, the absence of business interruption insurance proceeds received in 2002 and increases in interest and depreciation expense.

Net operating income (“NOI”) is defined by us as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, venture partner interest in profit-sharing, depreciation expense, gain on sale of communities and income from discontinued operations. We believe that NOI is an appropriate supplemental measure to net income of the operating performance of our communities because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level costs. This is more reflective of the operating performance of a community, and allows for an easier comparison of the operating performance of single assets or groups of assets. In addition, because prospective buyers of real estate have different overhead structures, with varying marginal impact to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. NOI does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”). Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, NOI is not necessarily indicative of cash available to fund cash needs. A calculation of NOI, along with a reconciliation to net income, is provided in the preceding table.

The NOI increase of $710,000 and decrease of $4,503,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of 2002 consist of changes in the following categories:

	2003 NOI Increase (Decrease)

	For the three months	For the nine months
	ended 9-30-03	ended 9-30-03

Established Communities	$(6,128,000)	$(23,546,000)

Other Stabilized Communities	3,046,000	7,694,000

Development and Redevelopment Communities	3,869,000	12,731,000

Non-allocated	(77,000)	(1,382,000)

Total	$710,000	$(4,503,000)

The NOI decreases in Established Communities were largely due to the effects of the weakened economy in many of our submarkets. The continued impact of job losses in many of our submarkets, in addition to strong single-family home sales, have aggravated a weak demand environment, causing market rental rates to decline in order to keep occupancies stable. We currently expect to continue to experience weak demand, resulting in continued year over year declines in NOI, through the remainder of 2003 and into 2004.

Rental and other income increased due to rental income generated from communities acquired in 2002 and newly developed communities, partially offset by communities sold in 2002 and 2003, a decline in effective rental rates for Established Communities and the absence of business interruption proceeds received in 2002.

Overall Portfolio – The weighted average number of occupied apartment homes increased to 33,511 apartment homes for the nine months ended September 30, 2003 as compared to 31,348 apartment homes for the same period in 2002. This change is primarily the result of increased homes available from communities acquired in 2002 and newly developed communities, partially offset by communities sold in 2002 and 2003, and an increase in the overall occupancy rate. The weighted average monthly revenue per occupied apartment home decreased to $1,503 in the nine months ended September 30, 2003 as compared to $1,527 for the same period in 2002 primarily due to the weakened demand in certain of our submarkets.

Established Communities – Rental revenue decreased $4,081,000 (3.5%) in the three months ended September 30, 2003 as compared to the same period of 2002. Rental revenue decreased $16,914,000 (4.8%) in the nine months ended September 30, 2003 as compared to the same period of 2002. These decreases are due to declining effective rental rates, partially offset by a slight increase in economic occupancy during the nine months ended September 30, 2003. For the nine months ended September 30, 2003, the weighted average monthly revenue per occupied apartment home decreased (5.0%) to $1,444 compared to $1,520 for the same period of the preceding year, partially due to increased concessions granted in the latter half of 2002 and the first nine months of 2003. The average economic occupancy increased from 93.5% in the nine months ended September 30, 2002 to 93.7% in the nine months ended September 30, 2003. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

Although most of our markets have experienced weak demand, rental income from Established Communities has been impacted the most by significant declines in average rental rates in certain Northern California and Northeast submarkets. Northern California, which accounted for approximately 31.1% of Established Community rental revenue during the nine months ended September 30, 2003, experienced a decline in rental revenue (7.9%) in the nine months ended September 30, 2003 as compared to the same period in 2002, partially related to the continued impact of job losses in the technology sector. Although economic occupancy increased in Northern California in the nine months ended September 30, 2003 as compared to the same period of 2002, average rental rates dropped 9.4% from $1,570 to $1,423 for those same periods.

The Northeast region accounted for approximately 33.7% of Established Community rental revenue during the nine months ended September 30, 2003 and has also experienced a decline in rental revenue (4.0%) in the nine months ended September 30, 2003 as compared to the same period of 2002, primarily the result of job losses in the financial services sector. Average rental rates dropped 4.0% from $1,889 to $1,813 in the nine months ended September 30, 2003 as compared to the same period of 2002, and economic occupancy remained flat during those same periods.

In accordance with GAAP, cash concessions are amortized as an offset to rental revenue over the approximate lease term, which is generally one year. However, we consider rental revenue with concessions stated on a cash basis to be a supplemental measure to rental revenue in conformity with GAAP in helping investors to evaluate the impact of both current and historical concessions on GAAP based rental revenue and to more readily enable comparisons to revenue as reported by other companies. In addition, rental revenue with concessions stated on a cash basis allows an investor to understand the historical trend in cash concessions, which is an indicator of current rental market conditions. The following reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	For the three months ended		For the nine months ended

	9-30-03	9-30-02	9-30-03	9-30-02

Rental revenue (GAAP basis)	$112,329	$116,410	$338,668	$355,582
Concessions amortized	3,358	1,665	8,778	3,753
Concessions granted	(4,737)	(2,927)	(10,654)	(5,783)

Rental revenue adjusted to state concessions on a cash basis	$110,950	$115,148	$336,792	$353,552

Concessions granted per move-in for Established Communities averaged $873 during the three months ended September 30, 2003, an increase of 170.3% from $323 in the three months ended September 30,

2002. Concessions granted increased during the three and nine months ended September 30, 2003 as compared to the same periods during 2002 primarily due to declining market conditions and a weak demand environment.

Management, development and other fees decreased during the nine months ended September 30, 2003 as compared to the prior year period due to the recognition in the first quarter of 2002 of $711,000 in construction management fees in connection with the redevelopment of a community owned by a limited liability company in which we have a membership interest.

Direct property operating expenses, excluding property taxes increased due to the addition of recently developed and redeveloped apartment homes and communities acquired in 2002, partially offset by communities sold in 2002 and 2003, coupled with increased expenses due to inclement weather, insurance and bad debt expenses. In the first half of 2003, severe winter weather, primarily in the Northeast and Mid-Atlantic, increased snow removal and utility costs by approximately $1,440,000. In addition, insurance expense has increased over the past two years as the insurance and reinsurance markets have deteriorated, resulting in higher insurance costs for the entire real estate sector. Recently property insurance rates began to decline. To benefit from declining rates, we completed an early renewal of our property insurance policy effective July 31, 2003. Accordingly, we expect a decline in property insurance premiums, which will result in flat or declining overall insurance costs for the remainder of 2003 and for 2004 as compared to prior year periods. See “Insurance and Risk of Uninsured Losses” for a discussion of our insurance policies and related coverage. Capitalization of insurance and other costs associated with Development and Redevelopment Communities ends, and such costs are expensed, as the related assets, or portions of assets, within the community are delivered and are ready for their intended use. Bad debt expense has increased as a direct result of the continued impact of job losses and the weakened economy.

For Established Communities, direct property operating expenses, excluding property taxes, increased $1,240,000 (4.9%) for the three months ended and $5,159,000 (7.3%) for the nine months ended September 30, 2003 compared to the same periods of 2002. These increases are due to the increase in expenses due to inclement weather, insurance and bad debt discussed above.

Property taxes increased due to overall higher assessments, the addition of newly developed and redeveloped apartment homes and several successful appeals in 2002, partially offset by communities sold in 2002 and 2003. Property taxes on Development and Redevelopment Communities are capitalized while the community is under construction or reconstruction. We expense these costs as assets, or portions of assets, within the community are delivered and are ready for their intended use.

For Established Communities, property taxes increased $778,000 (7.2%) in the three months ended and $1,429,000 (4.4%) in the nine months ended September 30, 2003 as compared to the same periods of 2002. These increases are primarily due to higher assessments throughout all regions.

Corporate-level property management and other indirect operating expenses increased in the three months ended September 30, 2003 as a result of increased legal expenses due to construction litigation relating to a community that has completed development. The increase in corporate-level property management and other indirect operating expenses for the nine months ended September 30, 2003 is partially offset by the absence of costs associated with the implementation of a new property management leasing system in 2002, coupled with a decrease in abandoned pursuit costs. Abandoned pursuit costs related to Development Rights which are not probable for future development decreased $791,000 from $1,900,000 in the nine months ended September 30, 2002 to $1,109,000 in the nine months ended September 30, 2003.

Interest expense increased primarily due to the issuance of $300,000,000 of unsecured notes between September 2002 and September 2003, partially offset by the repayment of $250,000,000 of unsecured notes between September 2002 and September 2003 and overall lower interest rates on both short-term and long-term borrowings. In addition, higher average outstanding balances on our unsecured credit facility resulted in higher interest expense between periods.

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

Equity in income of unconsolidated entities increased as compared to the same periods of the prior year due to our 50% share of the gain recognized on the sale of the Falkland Chase community in 2003, as well as our portion of losses recorded in 2002 for an investment in a technology company accounted for under the equity method.

Interest income during 2003 decreased due to lower average cash balances invested and lower interest rates.

Venture partner interest in profit-sharing represents the income allocated to our venture partner in a profit-sharing arrangement as discussed in Note 6, “Investments in Unconsolidated Entities,” of our Condensed Consolidated Financial Statements. The increases in both the three and nine months ended September 30, 2003 as compared to the same periods of 2002 are due to increases in the net income of the underlying real estate as the related community moved out of lease-up and achieved stabilization.

Income from discontinued operations represents the net income generated by communities held for sale as of September 30, 2003 and communities sold during the period from January 1, 2002 through September 30, 2003. The decreases in both the three and nine months ended September 30, 2003 as compared to the same periods of 2002 are primarily due to the sale of eight communities during the period from January 1, 2002 through September 30, 2003.

Gain on sale of communities of $13,575,000 and $82,158,000 were realized in the three and nine months ended September 30, 2003, respectively. These gains on the sale of communities are the result of our strategy to sell communities that do not meet our long-term strategic objectives and redeploy the proceeds to current Development and Redevelopment Communities and for general corporate purposes. The amount of gains realized depend on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area. We have completed three additional dispositions subsequent to September 30, 2003.

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

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts®, we calculate FFO as net income or loss computed in accordance with GAAP, adjusted for:

•	gains or losses on sales of property;
•	extraordinary gains or losses (as defined by GAAP);
•	depreciation of real estate assets; and
•	adjustments for unconsolidated partnerships and joint ventures.

FFO does not represent net income in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO. The following is a reconciliation of net income to FFO (dollars in thousands):

	For the three months ended		For the nine months ended

	9-30-03	9-30-02	9-30-03	9-30-02

Funds from Operations
Net income	$57,387	$28,711	$171,242	$106,776
Dividends attributable to preferred stock	(2,175)	(4,026)	(8,569)	(14,087)
Depreciation — real estate assets, including discontinued operations	37,443	36,393	111,932	104,147
Joint venture adjustments	(23,206)	326	(22,626)	965
Minority interest expense, including discontinued operations	285	406	1,047	1,216
Gain on sale of communities	(13,575)	—	(82,158)	—

Funds from Operations attributable to common stockholders	$56,159	$61,810	$170,868	$199,017

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

	For the three months ended		For the nine months ended

	9-30-03	9-30-02	9-30-03	9-30-02

GAAP based Cash Flow Metrics
Net cash provided by operating activities	$34,859	$67,442	$164,540	$220,152

Net cash used in investing activities	$(20,903)	$(102,837)	$(40,785)	$(406,806)

Net cash provided by (used in) financing activities	$(28,635)	$29,184	$(129,900)	$116,949

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

We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense purchases of personal property made for replacement purposes. For Established and Other Stabilized Communities, we recorded non-revenue generating capitalized expenditures of approximately $252 per apartment home in the nine months ended September 30, 2003 and $213 per apartment home in the nine months ended September 30, 2002. The average maintenance costs charged to expense, including carpet and appliance replacements, related to these communities was $959 per apartment home in the nine months ended September 30, 2003 and $902 in the same period of 2002. We anticipate that capitalized costs per apartment home will gradually increase as the average age of our communities increases. We expect expensed maintenance costs to increase as the average age of our communities increases, and to fluctuate with changes in turnover.

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

Cash and cash equivalents totaled $6,771,000 at September 30, 2003, a decrease of $6,145,000 from $12,916,000 on December 31, 2002. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities – Net cash provided by operating activities decreased to $164,540,000 for the nine months ended September 30, 2003 from $220,152,000 for the nine months ended September 30, 2002, primarily due to the absence of business interruption insurance proceeds, the decline in NOI from Established Communities and the loss of NOI from communities sold, partially offset by additional NOI from recently developed and redeveloped communities.

Investing Activities – Net cash used in investing activities of $40,785,000 in the nine months ended September 30, 2003 related to investments in assets through development and redevelopment of apartment communities, partially offset by proceeds from the sale of nine apartment communities, including one community previously held through an equity investment.

During the nine months ended September 30, 2003, we invested $286,032,000 in the purchase and development of real estate and capital expenditures.

•	We began the development of four new communities. These communities, if developed as expected, will contain a total of 1,265 apartment homes, and the total capital cost, including land acquisition costs, is projected to be approximately $180,700,000. We also completed the development of five communities containing a total of 1,442 apartment homes for a total capital cost, including land acquisition cost, of $274,600,000.

•	We had capital expenditures relating to current communities’ real estate assets of $7,422,000 and non-real estate capital expenditures of $383,000.

The development and redevelopment of communities involve risks that the investment will fail to perform in accordance with expectations. See “Risks of Development and Redevelopment” included elsewhere in this report for our discussion of these and other risks inherent in developing or redeveloping communities.

We sold nine communities during the nine months ended September 30, 2003, generating net proceeds of $252,528,000. These proceeds are being used to develop new communities and to partially repay amounts outstanding under our variable rate unsecured credit facility, which is discussed below.

Financing Activities – Net cash used in financing activities totaled $129,900,000 for the nine months ended September 30, 2003, primarily due to the redemption of preferred stock, dividends paid, repayment of certain unsecured notes and common stock repurchases, partially offset by an increase in borrowings under our unsecured credit facility, the issuance of mortgage notes payable and an issuance of common stock. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” in our Condensed Consolidated Financial Statements, for additional information.

We regularly review our short and long-term liquidity needs, the adequacy of cash flow from operations, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

•	normal recurring operating expenses;
•	debt service and maturity payments;
•	the distributions required with respect to preferred stock and DownREIT partnership units;
•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986;
•	opportunities for the acquisition of improved property; and
•	development and redevelopment activity in which we are currently engaged.

We anticipate that we can fully satisfy these needs from a combination of cash flows provided by operating activities, proceeds from asset dispositions and borrowing capacity under the unsecured credit facility.

One of our principal long-term liquidity needs is the repayment of medium and long-term debt at the time that such debt matures. For unsecured notes, we anticipate that no significant portion of the principal of these notes will be repaid prior to maturity. On January 15, 2003, $50,000,000 principal amount of unsecured notes with an annual interest rate of 6.25% matured and was paid, as well as the balance of accrued interest. On July 15, 2003, $100,000,000 principal amount of unsecured notes with an annual interest rate of 6.5% matured and was paid, as well as the balance of accrued interest. In February 2004, we have $125,000,000 in unsecured notes with an annual interest rate of 6.58% maturing. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is collateralized by mortgages on individual communities or groups of communities, draws on our unsecured credit facility or by additional equity offerings. We also anticipate having retained cash flow available in each year so that when a debt obligation matures, a portion of each maturity can be satisfied from this retained cash. Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

Capital Resources. We intend to match the long-term nature of our real estate assets with long-term cost-effective capital to the extent permitted by prevailing market conditions. From January 1, 2000 through November 3, 2003, we issued $1,100,000,000 of unsecured notes through public offerings. We expect the issuance of debt securities, together with cash flow from operating activities, dispositions, and other sources of capital, to remain available to meet our capital needs for the foreseeable future, although no assurance can be provided that the debt capital markets will remain available or that such debt will be available on attractive terms.

Variable Rate Unsecured Credit Facility

We have a $500,000,000 revolving variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks. Under the terms of the credit facility, if we elect to increase the facility by up to an additional $150,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.60% per annum (1.72% on November 3, 2003). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at November 3, 2003. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The existing facility matures in May 2005 assuming exercise of a one-year renewal at our option. At November 3, 2003, $55,100,000 was outstanding, $18,714,000 was used to provide letters of credit and $426,186,000 was available for borrowing under the unsecured credit facility.

Interest Rate Protection Agreements

We are not a party to any long-term interest rate agreements, other than interest rate protection and swap agreements on approximately $165,000,000 of our variable rate tax-exempt indebtedness. We intend, however, to evaluate the need for long-term interest rate protection agreements as interest rate market conditions dictate.

Future Financing and Capital Needs

As of September 30, 2003, we had ten new communities under construction, for which a total estimated cost of $212,357,000 remained to be invested. In addition, we had two communities under reconstruction, for which a total estimated cost of $3,179,000 remained to be invested.

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

We sell assets and redeploy the proceeds when assets do not meet our long-term investment criteria and market conditions are favorable or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price and tax ramifications of each proposal. We intend to actively seek buyers for communities that we determine to hold for sale. We have increased our disposition program during 2003 in response to real estate and capital markets conditions, as well as strong institutional demand for product in our markets. However, we cannot assure you that assets can continue to be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community is to reduce total revenues, total expenses and funds from operations. Therefore, the continuation of our disposition program in 2003 may adversely impact total revenues and funds from operations, as well as net income in periods subsequent to disposition. Since September 30, 2003, we have sold an additional three communities that were classified as held for sale on our Condensed Consolidated Financial Statements as of September 30, 2003 included elsewhere in this report. On October 15, 2003, we sold Avalon at Fair Lakes, a 234 apartment home community located in Fairfax, Virginia. On October 29, 2003, we sold Avalon Crest, a 351 apartment home community located in Fort Lee, New Jersey. We sold Avalon at Dulles, a 236 apartment home community located in Sterling, Virginia on October 30, 2003. These three communities were sold for an aggregate sales price of $159,025,000, resulting in an aggregate gain reported in accordance with GAAP of approximately $77,600,000.

We are currently considering the use of a joint venture or a joint venture investment program, pursuant to which a portion of future developments and/or current communities would be held through a partnership vehicle, although we have not definitively made such a decision. We generally employ joint ventures primarily to mitigate concentration or market risk and secondarily as a source of liquidity. Our decision whether to hold an apartment community in fee simple or to have an indirect interest in the community through a joint venture or partnership is based on a variety of facts and considerations, including (i) the economic and tax terms required by a seller of land or of a community, who may prefer that (or who may require less payment if) the land or community is contributed to a joint venture or partnership; (ii) our desire to diversify our portfolio of communities by market, submarket and product type, which can more easily be accommodated with a given amount of capital if ownership of communities is shared through a joint venture structure; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used. Each joint venture or partnership agreement will be individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. However, we cannot assure you that we will enter into a joint venture or joint venture investment program in the future, or that, if we do, we will achieve our objectives.

We have minority interest investments in three technology companies, including Constellation Real Technologies LLC (“Constellation”), an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities. Our original commitment to Constellation was $4,000,000 but, as a result of an agreement among the members reducing the commitment due from each member, our commitment is currently $2,600,000, of which we have contributed $1,002,000 to date. The remaining unfunded commitment of $1,598,000 is expected to be funded over the next five years. In January 2002, we invested an additional $2,300,000 in Realeum, Inc. (“Realeum”), a company involved in the development and deployment of a property management and leasing automation system. Pursuant to an agreement with Realeum, we utilize the property management and leasing automation system in exchange for payments under a licensing arrangement. Realeum is negotiating licensing arrangements with other real estate companies with which we are unaffiliated. If Realeum were to cease to support the system, we would need to evaluate whether to support the system and continue its operation or implement an alternative system. Our third technology investment is in Rent.com, an internet-based rental housing information provider. To date, we have not received any cash distributions or proceeds from these investments. We have no obligation to contribute additional funds to these technology investments, other than the commitment to Constellation as previously described.

Debt Maturities

The following table details debt maturities for the next five years, excluding the unsecured credit facility, for debt outstanding at September 30, 2003 (dollars in thousands):

	All-In	Principal	Balance outstanding			Scheduled maturities
	interest	maturity
Community	rate (1)	date	12-31-02	9-30-03		2003	2004	2005	2006	2007	Thereafter

Tax-exempt bonds
Fixed rate
Avalon at Foxchase I	5.88%	Nov-2007	$16,800	$16,800	(2)	$—	$—	$—	$—	$16,800	$—
Avalon at Foxchase II	5.88%	Nov-2007	9,600	9,600	(2)	—	—	—	—	9,600	—
Fairway Glen	5.88%	Nov-2007	9,580	9,580	(2)	—	—	—	—	9,580	—
CountryBrook	6.30%	Mar-2012	18,124	17,755		127	528	562	599	638	15,301
Waterford	5.88%	Aug-2014	33,100	33,100	(2)	—	—	—	—	—	33,100
Avalon at Mountain View	5.88%	Mar-2017	18,300	18,300	(2)	—	—	—	—	—	18,300
Avalon at Dulles (5)	7.04%	Jul-2024	12,360	12,360		—	—	—	—	—	12,360
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	17,743	17,448		103	425	455	485	518	15,462
Avalon at Lexington	6.56%	Feb-2025	13,784	13,556		79	326	347	368	391	12,045
Avalon at Nob Hill	5.80%	Jun-2025	19,457	19,228	(2)	79	331	355	380	408	17,675
Avalon Campbell	6.48%	Jun-2025	35,749	35,240	(2)	175	733	786	843	904	31,799
Avalon Pacifica	6.48%	Jun-2025	16,216	15,985	(2)	79	332	356	382	410	14,426
Avalon Knoll	6.95%	Jun-2026	12,978	12,807		58	246	263	282	302	11,656
Avalon Landing	6.85%	Jun-2026	6,417	6,330		29	124	132	142	152	5,751
Avalon Fields	7.05%	May-2027	11,286	11,152		47	193	207	222	239	10,244
Avalon West	7.73%	Dec-2036	8,461	8,413		17	70	75	80	85	8,086
Avalon Oaks	7.45%	Feb-2041	17,628	17,555		25	104	112	120	128	17,066
Avalon Oaks West	7.48%	Apr-2043	—	17,359		23	96	103	110	117	16,910

			287,363	302,348		841	3,508	3,753	4,013	40,272	249,961
Variable rate (4)
Avalon at Laguna Niguel	2.25%	Mar-2009	10,400	10,400		—	—	—	—	—	10,400
The Promenade	2.88%	Jan-2010	33,670	33,432		247	522	562	605	652	30,844
Avalon at Mission Viejo	2.03%	Jun-2025	7,151	7,068	(3)	29	121	129	139	149	6,501
Avalon Devonshire (5)	—	Dec-2025	27,305	—		—	—	—	—	—	—
Avalon Greenbriar	2.15%	May-2026	18,755	18,755		—	—	—	—	—	18,755
Avalon at Fairway Hills I	1.90%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			108,781	81,155		276	643	691	744	801	78,000
Conventional loans (6)
Fixed rate
$50 Million unsecured notes	6.25%	Jan-2003	50,000	—		—	—	—	—	—	—
$100 Million unsecured notes	6.50%	Jul-2003	100,000	—		—	—	—	—	—	—
$125 Million unsecured notes	6.58%	Feb-2004	125,000	125,000		—	125,000	—	—	—	—
$100 Million unsecured notes	6.625%	Jan-2005	100,000	100,000		—	—	100,000	—	—	—
$50 Million unsecured notes	6.50%	Jan-2005	50,000	50,000		—	—	50,000	—	—	—
$150 Million unsecured notes	6.80%	Jul-2006	150,000	150,000		—	—	—	150,000	—	—
$150 Million unsecured notes	5.00%	Aug-2007	150,000	150,000		—	—	—	—	150,000	—
$110 Million unsecured notes	6.875%	Dec-2007	110,000	110,000		—	—	—	—	110,000	—
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000		—	—	—	—	—	50,000
$150 Million unsecured notes	8.25%	Jul-2008	150,000	150,000		—	—	—	—	—	150,000
$150 Million unsecured notes	7.50%	Aug-2009	150,000	150,000		—	—	—	—	—	150,000
$200 Million unsecured notes	7.50%	Dec-2010	200,000	200,000		—	—	—	—	—	200,000
$300 Million unsecured notes	6.625%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 Million unsecured notes	6.625%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 Million unsecured notes	6.125%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
Avalon at Pruneyard	7.25%	May-2004	12,870	12,870		—	12,870	—	—	—	—
Avalon Walk II	8.93%	Aug-2004	11,748	11,516		83	11,433	—	—	—	—
Avalon Orchards	7.65%	Jul-2033	—	20,627		53	222	237	254	272	19,589

			2,009,618	1,880,013		136	149,525	150,237	150,254	260,272	1,169,589
Variable rate (4)
Avalon on the Sound (7)	2.67%	Apr-2004	36,089	36,629		—	36,629	—	—	—	—

Total indebtedness — excluding unsecured credit facility			$2,441,851	$2,300,145		$1,253	$190,305	$154,681	$155,011	$301,345	$1,497,550

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, etc.

(2)	Financed by variable rate tax-exempt debt, but interest rate is effectively fixed at present at the rate indicated through a swap agreement. The weighted average maturity of these swap agreements is 2.9 years.

(3)	Financed by variable rate tax-exempt debt, but interest rate is capped through an interest rate cap agreement. The remaining term of this interest rate cap agreement is 3.9 years.

(4)	Variable rates are given as of September 30, 2003.

(5)	Included in liabilities related to real estate assets held for sale on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(6)	Balances outstanding do not include $298 and $342 as of September 30, 2003 and December 31, 2002, respectively, of debt premium reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(7)	Variable rate construction loan matured in December 2002 and was refinanced in April 2003, extending the maturity date to April 2004, with a one-year extension available to April 2005.

Off Balance Sheet Arrangements

We own interests in unconsolidated real estate entities, with ownership interests up to 50%. However, based on the provisions of the related partnership or limited liability company agreements, which grant varying degrees of control, we are not deemed to have control of these entities sufficient to require or permit consolidation for accounting purposes. One of these unconsolidated real estate entities has debt outstanding of $22,500,000 as of September 30, 2003, which matures in 2005 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. We have not guaranteed this debt, nor do we have any obligation to fund this debt should the unconsolidated real estate entity be unable to do so. There are no lines of credit, side agreements, financial guarantees, or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt. For more information regarding the operations of this unconsolidated entity see Note 6, “Investments in Unconsolidated Entities,” of our Condensed Consolidated Financial Statements.

Stock Repurchase Program

In July 2002, we announced that our Board of Directors had authorized a common stock repurchase program, under which we may acquire shares of our common stock in open market or negotiated transactions. Actual purchases of stock will vary with market conditions. The stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with our unsecured credit facility providing temporary funding as needed. Through November 3, 2003, we have acquired 2,380,600 shares of common stock at an aggregate cost of $89,566,000 under this program. Of the aggregate shares repurchased, we repurchased 1,099,000 during the period from January 1, 2003 through November 3, 2003, at an average purchase price of $36.24 per share. We have not repurchased any shares of common stock since March 31, 2003.

Issuance of Common Stock

During the three months ended September 30, 2003, we completed a common stock offering totaling 2,804,700 shares at a public offering price of $46.00 per share. The net proceeds from this offering, after underwriting discounts and commissions, of approximately $127,333,000 were used to repay a portion of amounts outstanding on the unsecured credit facility and for general corporate purposes.

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

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	November 3, 2003	quarterly	rate	preference	prior to

H	4,000,000	March, June, September, December	8.70%	$25.00	October 15, 2008

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

Many of our West Coast communities are located in the general vicinity of active earthquake faults. A large concentration of our communities lie near, and thus are susceptible to, the major fault lines in the San Francisco Bay Area, including the San Andreas fault and the Hayward fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In July 2003, we renewed our earthquake insurance. We have in place with respect to communities located in California, for any single occurrence and in the aggregate, $75,000,000 of coverage with a deductible per building equal to five percent of the insured value of that building. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California is subject to a $100,000,000 limit, except with respect to the state of Washington, for which the limit is $65,000,000. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence. In addition, up to an annual aggregate of $2,000,000, the next $400,000 of loss per occurrence outside California will be treated as an additional deductible.

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

Our property insurance policy was scheduled to renew on November 1, 2003; however, in an effort to capitalize on declining insurance rates we elected to renew effective July 31, 2003 with an expiration date of February 1, 2005. Based on this renewal, we expect a decline in property insurance premiums, which will result in flat or declining overall insurance costs as compared to prior periods.

Just as with office buildings, transportation systems and government buildings, there have been recent reports that apartment communities could become targets of terrorism. In November 2002, Congress passed the Terrorism Risk Insurance Act (“TRIA”) which is designed to make terrorism insurance available. In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $200,000,000. Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIA, such as domestic based terrorism. This insurance, often referred to as “non certified” terrorism insurance is subject to deductibles and exclusions. Our general liability policy provides TRIA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities.

Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of its presence regardless of whether we or the resident believe a health risk is presented. However, we cannot assure that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. We cannot assure that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.

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

Discontinued Operations

On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale as of September 30, 2003, be presented as discontinued operations in our Condensed Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale is presented as discontinued operations when recognized. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in our Condensed Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

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

Stock-Based Compensation

Prior to 2003, we applied the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options. No stock-based employee compensation cost related to employee stock options is reflected in net income for the three and nine months ended September 30, 2002, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition

and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the three and nine months ended September 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

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

Development Communities

As of November 3, 2003, we had ten Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,250 apartment homes to our portfolio for a total capital cost, including land acquisition costs, of approximately $552,500,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

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

			Total
		Number of	capital			Estimated	Estimated
		apartment	cost (1)	Construction	Initial	completion	stabilization
		homes	($ millions)	start	occupancy (2)	date	date (3)

1.	Avalon Glendale Glendale, CA	223	$40.4	Q1 2002	Q2 2003	Q1 2004	Q3 2004
2.	Avalon at Grosvenor Station (4) North Bethesda, MD	497	82.3	Q1 2002	Q3 2003	Q4 2004	Q2 2005
3.	Avalon at Newton Highlands (4) Newton, MA	294	58.7	Q2 2002	Q2 2003	Q1 2004	Q3 2004
4.	Avalon at Glen Cove South Glen Cove, NY	256	62.6	Q3 2002	Q1 2004	Q2 2004	Q4 2004
5.	Avalon at Steven’s Pond Saugus, MA	326	55.4	Q3 2002	Q1 2003	Q2 2004	Q4 2004
6.	Avalon Darien Darien, CT	189	43.6	Q4 2002	Q2 2003	Q3 2004	Q1 2005
7.	Avalon Traville (5) North Potomac, MD	520	71.5	Q4 2002	Q3 2003	Q1 2005	Q3 2005
8.	Avalon Run East II Lawrenceville, NJ	312	49.3	Q2 2003	Q3 2004	Q1 2005	Q3 2005
9.	Avalon at Crane Brook Danvers & Peabody, MA	387	56.2	Q3 2003	Q3 2004	Q2 2005	Q4 2005
10.	Avalon Milford I Milford, CT	246	32.5	Q3 2003	Q3 2004	Q1 2005	Q3 2005

	Total	3,250	$552.5

(1)	Total capital cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	The community is owned by a DownREIT partnership in which one of our wholly-owned subsidiaries is the general partner with a majority interest. This community is consolidated for financial reporting purposes.

(5)	This is a two-phase community for which construction of the second phase commenced in the second quarter of 2003.

Redevelopment Communities

As of November 3, 2003, we had two communities under redevelopment. We expect the total capital cost to complete these communities, including the cost of acquisition, capital expenditures subsequent to acquisition and redevelopment, to be approximately $199,900,000, of which approximately $30,300,000 is the additional capital invested or expected to be invested during redevelopment and $5,800,000 has been invested since acquisition unrelated to redevelopment. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedules for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.

The following presents a summary of these Redevelopment Communities:

			Total cost
			($ millions)
		Number of					Estimated
		apartment	Acquisition	Total capital	Reconstruction	Reconstruction	restabilized
		homes	cost (1)	cost (2)	start	completion (3)	operations (4)

1.	Avalon at Foxhall Washington, DC	308	$35.7	$43.8	Q4 2002	Q2 2004	Q4 2004
2.	Avalon at Prudential Center Boston, MA	781	133.9	156.1	Q4 2000	Q4 2003	Q2 2004

	Total	1,089	$169.6	$199.9

(1)	Acquisition cost includes capital expenditures subsequent to acquisition unrelated to redevelopment.

(2)	Total capital cost includes all capitalized costs projected to be or actually incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(3)	Reconstruction completion dates are estimates.

(4)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

As of November 3, 2003, we are considering the development of 41 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for 12 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 10,326 upscale apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At September 30, 2003, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $26,610,000 relating to Development Rights. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $116,556,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2003.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to pursue, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense.

Because we intend to limit the percentage of debt used to finance new developments, other financing alternatives may be required to help finance the development of those Development Rights scheduled to start construction after September 30, 2003.

Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of long-term stockholder value.

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or
•	if we undertake construction of any particular community, that we will complete construction at the total capital cost assumed in the financial projections in the following table.

The following presents a summary of the 41 Development Rights we are currently pursuing:

				Total
			Estimated	capital
			number	cost
	Location		of homes	($ millions)

1	Coram, NY Phase I	(1)	298	$49
2	Plymouth, MA Phase I	(1)	98	21
3	New York, NY Phase I	(1)(2)(3)	361	148
4	Kirkland, WA	(1)	211	50
5	Bedford, MA	(1)	139	21
6	Danbury, CT	(1)	234	36
7	Orange, CT	(1)	168	22
8	Seattle, WA	(1)	194	50
9	Los Angeles, CA	(1)	309	63
10	Long Island City, NY Phase II and III		552	162
11	Plymouth, MA Phase II		72	13
12	San Francisco, CA		313	100
13	Stratford, CT		146	23
14	Camarillo, CA	(1)	249	43
15	Bellevue, WA		368	71
16	Newton, MA		240	60
17	Hingham, MA		236	44
18	Quincy, MA	(1)	148	24
19	Andover, MA		115	21
20	Milford, CT		284	41
21	Dublin, CA Phase I		305	72
22	Cohasset, MA		200	38
23	New York, NY Phase II		205	88
24	Los Angeles, CA		123	36
25	Glen Cove, NY		111	31
26	New Rochelle, NY Phase II and III		588	144
27	Greenburgh, NY Phase II		766	120
28	Encino, CA		146	46
29	Coram, NY Phase II	(1)	152	26
30	Wilton, CT		100	24
31	Dublin, CA Phase II		200	47
32	Sharon, MA		190	31
33	Norwalk, CT		312	63
34	Danvers, MA		476	85
35	College Park, MD		320	44
36	Oyster Bay, NY		273	69
37	Yaphank, NY		270	41
38	New York, NY Phase III		103	46
39	West Haven, CT		170	23
40	Dublin, CA Phase III		205	49
41	Camarillo, CA		376	55

	Total		10,326	$2,240

(1)	We own land, but construction has not yet begun.
(2)	Total capital cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a community facility.
(3)	This community will be developed under a joint venture structure with third party financing. Our portion of the Total Capital Cost for this joint venture is projected to be $30.0 million including community-based debt.

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

Capitalized Interest

In accordance with GAAP, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy. Interest that is incurred thereafter and allocated to a completed apartment home within the community is expensed. Capitalized interest totaled $6,360,000 and $18,871,000 during the three and nine months ended September 30, 2003, respectively. Capitalized interest totaled $6,733,000 and $23,404,000 during the three and nine months ended September 30, 2002, respectively.

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

(b) Changes in internal controls over financial reporting.

None.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various ordinary routine litigation incidental to the conduct of our business. In addition, as reported most recently in our Form 10-Q for the quarter ended June 30, 2003, we are currently involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company. While the outcome of such litigation cannot be predicted with certainty, we do not expect any current litigation, including the litigation with York Hunter and National Union, to have a material effect on our business or financial condition.

Item 2.	Changes in Securities and Use of Proceeds

During the three months ended September 30, 2003, AvalonBay issued 183,031 shares of common stock in exchange for 183,031 units of limited partnership held be certain limited partners of Avalon Grosvenor, L.P., Bay Pacific Northwest, L.P., and Avalon DownREIT V, L.P. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. AvalonBay is relying on the exemption based on factual representations received from the limited partners who received these shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.		Submission of Matters to a Vote of Security Holders

None.

Item 5.		Other Information

None.

Item 6.		Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(i).4	—	Articles Supplementary of the Company relating to its Series I Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed July 15, 2002.)

3(i).5	—	Articles Supplementary, dated as of March 17, 2003, relating to the Series J Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 3(i).5 to the Company’s Form 10-Q filed August 8, 2003.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed on March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed on March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

10.1	—	Employment Agreement, dated as of July 1, 2003, between the Company and Thomas J. Sargeant. (Incorporated by reference to Exhibit 10.1 of Form S-3 of the Company, File No. 333-103755.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Filed herewith.)

(b) Reports on Form 8-K

On August 15, 2003, the Company filed a Report on Form 8-K to report, under Item 5 of such form, the commencement and pricing of an offering of 2,750,000 shares of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: November 7, 2003

/s/ Bryce Blair
Bryce Blair
Chief Executive Officer and President

Date: November 7, 2003

/s/ Thomas J. Sargeant
Thomas J. Sargeant
Executive Vice President – Chief Financial Officer