Form 10-K
period 2003-12-31
AVALONBAY COMMUNITIES INC
filed 2004-03-05
CIK 915912

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-12672

AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	77-0404318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2900 Eisenhower Avenue, Suite 300
Alexandria, Virginia 22314
(Address of principal executive office, including zip code)

(703) 329-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	New York Stock Exchange, Pacific Exchange
8.70% Series H Cumulative Redeemable Preferred Stock, par value $.01 per share	New York Stock Exchange, Pacific Exchange
(Title of each class)	(Name of each exchange on which registered)
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

Yes ☒            No ☐

The aggregate market value of the Registrant’s Common Stock, par value $.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2003 was $2,879,772,904.

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 27, 2004 was 71,145,602.

Documents Incorporated by Reference

Portions of AvalonBay Communities, Inc.’s Proxy Statement for the 2004 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, included in the section entitled “Forward-Looking Statements” on page 54 of this Form 10-K.

ITEM 1.	BUSINESS

General

AvalonBay Communities, Inc. is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We focus on the development, redevelopment, acquisition, ownership and operation of apartment communities in high barrier-to-entry markets of the United States. This is because we believe that, long term, the limited new supply of apartment homes and lower housing affordability in these markets will result in larger increases in cash flows relative to other markets over an entire business cycle. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply. Our markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. We believe that we have penetrated substantially all of the high barrier-to-entry markets of the country.

At February 27, 2004, we owned or held a direct or indirect ownership interest in 131 operating apartment communities containing 38,504 apartment homes in ten states and the District of Columbia, of which two communities containing 1,089 apartment homes were under reconstruction. In addition, we owned or held a direct or indirect ownership interest in 11 communities under construction that are expected to contain an aggregate of 3,493 apartment homes when completed. We also owned a direct or indirect ownership interest in rights to develop an additional 40 communities that, if developed in the manner expected, will contain an estimated 10,070 apartment homes. We generally obtain ownership in an apartment community by developing a new community on vacant land or by acquiring and either repositioning or redeveloping an existing community. In selecting sites for development, redevelopment or acquisition, we favor locations that are near expanding employment centers and convenient to recreation areas, entertainment, shopping and dining.

Our real estate investments consist of the following reportable segments: Established Communities, Other Stabilized Communities and Development/Redevelopment Communities. Established Communities are generally operating communities that were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and operating expenses as of the beginning of the current year, but had not achieved stabilization as of the beginning of the prior year. Development/Redevelopment Communities consist of communities that are under construction, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up. A more detailed description of these segments and other related information can be found in Note 9, “Segment Reporting,” of the Consolidated Financial Statements set forth in Item 8 of this report.

Our principal financial goal is to increase long-term stockholder value by successfully and cost-effectively developing, redeveloping, acquiring, owning and operating high-quality communities in our selected markets that contain features and amenities desired by residents, as well as by providing our residents with efficient and effective service. To help fulfill this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire apartment communities in high barrier-to-entry markets with growing or high potential for demand, (iii) selectively sell apartment communities that no longer meet our long-term strategy due to product type, location or relative potential for future appreciation and redeploy the proceeds from those sales, and (iv) endeavor to maintain a capital structure that is aligned with our business risks such that we maintain continuous access to cost-effective capital. Our long-term strategy is to more deeply penetrate the high barrier-to-entry markets in our chosen regions with a broad range of products and services and an intense focus on our customer. A substantial majority of our current communities are upscale (commanding among the highest rents in their submarkets). We also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal to offer a broad range of products and services.

During the three years ended December 31, 2003, we acquired five apartment communities, disposed of 20 apartment communities, and completed the development of 23 apartment communities and the redevelopment of three apartment communities. During 2003, we shifted from acquiring to selling apartment communities in response to strong investor demand, allowing us to realize a portion of the value created over the past business cycle, as well as providing additional liquidity. In 2004, we plan to continue our disposition activity, although at a reduced level, and we expect to expand our acquisition and development volume. The level of disposition, acquisition or development activity, however, is heavily influenced by capital market conditions, including prevailing interest rates. A further discussion of our development, redevelopment, disposition and acquisition strategy follows.

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

After selecting a target site, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally enable us to acquire the target site shortly before the start of construction, which reduces development-related risks as well as preserves capital. After we acquire land, we generally shift our focus to construction. Except for certain mid-rise and high-rise apartment communities where we may elect to use third-party general contractors or construction managers, we act as our own general contractor and construction manager. We generally perform these functions directly (and not through a subsidiary) both for ourselves and for the joint ventures and partnerships of which we are a member or a partner. We believe this enables us to achieve higher construction quality, greater control over construction schedules and significant cost savings. Our development, property management and construction teams monitor construction progress to ensure high-quality workmanship and a smooth and timely transition into the leasing and operational phase.

Throughout this report, the term “development” is used to refer to the entire property development cycle, including pursuit of zoning approvals, procurement of architectural and engineering designs and the construction process. References to “construction” refer to the actual construction of the property, which is only one element of the development cycle.

Redevelopment Strategy. When we undertake the redevelopment of a community, our goal is to generally renovate and/or rebuild an existing community so that our total investment is significantly below replacement cost and the community is one of the highest quality apartment communities or best rental values for an apartment community in its local area. We have established procedures to minimize both the cost and risks of redevelopment. Our redevelopment teams, which include key redevelopment, construction and property management personnel, monitor redevelopment progress. We believe we achieve significant cost savings by acting as our own general contractor. More importantly, this helps to ensure high-quality design and workmanship and a smooth and timely transition into the lease-up and restabilization phase.

Throughout this report, the term “redevelopment” is used to refer to the entire redevelopment cycle, including planning and procurement of architectural and engineering designs, budgeting and actual renovation work. The actual renovation work is referred to as “reconstruction,” which is only one element of the redevelopment cycle.

Disposition Strategy. We sell assets when market conditions are favorable and redeploy the proceeds from those sales to develop, redevelop and acquire communities and to rebalance our portfolio across geographic regions. This also allows us to realize a portion of the value created over the past business cycle, as well as provides additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising that amount of capital externally by issuing debt or equity securities. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price of each proposal.

Acquisition Strategy. Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. From time to time, in order to achieve rapid penetration into markets that are generally supply constrained and in which we desire an increased presence and to help us achieve our desired product mix, or to rebalance our portfolio, we will acquire existing apartment communities.

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

Controlling operating expenses is another way in which we intend to increase earnings growth. Growth in our portfolio and the resulting increase in revenue allows for fixed operating costs to be spread over a larger volume of revenue, thereby increasing operating margins. We control operating expenses as follows:

•	receive and approve invoices on-site to ensure careful monitoring of budgeted versus actual expenses;
•	purchase supplies in bulk where possible;
•	bid third-party contracts on a volume basis;
•	strive to retain residents through high levels of service in order to eliminate the cost of preparing an apartment home for a new resident and to reduce marketing and vacant apartment utility costs;
•	perform turnover work in-house or hire third-parties, generally depending upon the least costly alternative;
•	undertake preventive maintenance regularly to maximize resident satisfaction and property and equipment life; and
•	aggressively pursue real estate tax appeals.

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

We currently have minority investments in three technology companies. These investments were made with the belief that they would promote the development and application of technology and services which would improve the operating performance of our real estate holdings. Our technology investments consist of (i) an entity engaged in the development and deployment of an on-site property management and leasing automation system that enables management to capture, review and analyze data to a greater extent than is possible using existing commercial software; (ii) an entity formed by a number of real estate investment trusts and real estate operating companies for the purpose of investing in multi-sector real estate technology opportunities; and (iii) an internet-based rental housing information provider.

Financing Strategy. We have consistently maintained, and intend to continue to maintain, a capital structure that is aligned to the business risks presented by our corporate strategy. At December 31, 2003, our debt-to-total market capitalization was 39.9%, and our permanent long-term floating rate debt, not including borrowings under our unsecured credit facility, was 1.4% of total market capitalization. Total market capitalization reflects the aggregate of the market value of our common stock, the market value of our operating partnership units outstanding (based on the market value of our common stock), the liquidation preference of our preferred stock and the outstanding principal amount of our debt.

We estimate that a portion of our short-term liquidity needs will be met from retained operating cash and borrowings under our variable rate unsecured credit facility. If required to meet the balance of our current or anticipated liquidity needs, we will attempt to arrange additional capacity under our existing unsecured credit facility, sell existing communities or land and/or issue additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, including interest rates, our short and long term liquidity needs, the adequacy of our expected liquidity sources, the relative costs of debt and equity capital, and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.

While we believe we have the financial position to expand our short-term credit capacity and access the capital markets as needed, we cannot assure you that we will be successful in completing these arrangements, sales or offerings. The failure to complete these transactions on a cost-effective basis or at all could have a material adverse impact on our operating results and financial condition.

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

In addition, we may, from time to time, offer shares of our equity securities, debt securities or options to purchase stock in exchange for property.

While we emphasize equity real estate investments in apartment communities, we have the ability, which would be exercised in the discretion of our Board of Directors, to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. On occasion, we own and operate retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area) or (ii) we believe the retail space will enhance the attractiveness of the community to residents. As of December 31, 2003, we had a total of 192,040 square feet of rentable retail space that produced gross rental revenue in 2003 of $2,329,000 (0.4% of total revenue). Any investment in securities of other entities is subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification. Our current policy does not contemplate future investments in mortgages or deeds of trust.

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

Inflation and Deflation

Substantially all of our leases are for a term of one year or less, which may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Such short-term leases generally minimize the risk to us of the adverse effects of inflation, although as a general rule these leases permit residents to leave at the end of the lease term and therefore our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. Short-term leases combined with relatively consistent demand have allowed rents, and therefore cash flow from the portfolio, to provide an attractive inflation hedge. However, in a deflationary rent environment as is currently being experienced, we are exposed to declining rents more quickly under these shorter-term leases.

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

Competition

We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies and other apartment REITs, to acquire and develop apartment communities and acquire land for future development. As an owner and operator of apartment communities, we also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value proposition given the quality, location and amenities that the resident seeks. We also compete with the condominium and single-family home markets. Although we often compete against large sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition.

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

Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of its presence regardless of whether we or the resident believe a health risk is present. However, we cannot assure that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities.

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

We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of December 31, 2003, we had 1,622 employees.

ITEM 2.	COMMUNITIES

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category annually as of January 1st of each year and maintain that classification throughout the year. For the year ended December 31, 2003, the Established Communities are communities that had stabilized occupancy and operating expenses as of January 1, 2002 and are not conducting or planning to conduct substantial redevelopment activities, as described below, and are not held for sale or planned for disposition within the current year. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.
•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5,000,000 or 10% of the community’s acquisition cost.

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

As of December 31, 2003, our communities were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	30	7,559
Mid-Atlantic	16	4,684
Midwest	4	1,296
Pacific Northwest	9	2,436
Northern California	29	8,663
Southern California	11	3,180

Total Established	99	27,818

Other Stabilized Communities:
Northeast	12	3,891
Mid-Atlantic	1	842
Midwest	—	—
Pacific Northwest	3	723
Northern California	3	655
Southern California	3	1,442

Total Other Stabilized	22	7,553

Lease-Up Communities	8	2,044

Redevelopment Communities	2	1,089

Total Current Communities	131	38,504

Development Communities	11	3,493

Development Rights	40	10,070

Our holdings under each of the above categories are discussed on the following pages.

Current Communities

The Current Communities are primarily garden-style apartment communities consisting of two and three-story buildings in landscaped settings. The Current Communities, as of February 27, 2004, include 98 garden-style (of which 10 are mixed communities and include townhomes), 19 high-rise and 14 mid-rise apartment communities. The Current Communities offer many attractive amenities including some or all of the following:

•	vaulted ceilings;
•	lofts;
•	fireplaces;
•	patios/decks; and
•	modern appliances.

Other features at various communities may include:

•	swimming pools;
•	fitness centers;
•	tennis courts; and
•	business centers.

We also have an extensive and ongoing maintenance program to keep all communities and apartment homes substantially free of deferred maintenance and, where vacant, available for immediate occupancy. We believe that the aesthetic appeal of our communities and a service oriented property management team, focused on the specific needs of residents, enhances market appeal to discriminating residents. We believe this will ultimately achieve higher rental rates and occupancy levels while minimizing resident turnover and operating expenses.

These Current Communities are located in the following geographic markets:

	Number of		Number of		Percentage of total
	communities at		apartment homes at		apartment homes at
	1-1-03	2-27-04	1-1-03	2-27-04	1-1-03	2-27-04
Northeast	45	47	12,667	13,213	31.5%	34.3%
Boston, MA	13	15	3,142	3,716	7.8%	9.7%
Fairfield County, CT	13	14	3,350	3,673	8.3%	9.5%
Long Island, NY	3	3	915	915	2.3%	2.4%
Northern New Jersey	5	4	1,802	1,451	4.5%	3.8%
Central New Jersey	4	4	1,440	1,440	3.6%	3.7%
New York, NY	7	7	2,018	2,018	5.0%	5.2%

Mid-Atlantic	22	20	6,754	6,423	16.8%	16.7%
Baltimore, MD	4	4	1,054	1,054	2.6%	2.7%
Washington, DC	18	16	5,700	5,369	14.2%	13.9%

Midwest	9	4	2,624	1,296	6.5%	3.4%
Chicago, IL	4	4	1,296	1,296	3.2%	3.4%
Minneapolis, MN	5	—	1,328	—	3.3%	—

Pacific Northwest	12	12	3,159	3,159	7.9%	8.2%
Seattle, WA	12	12	3,159	3,159	7.9%	8.2%

Northern California	32	33	9,318	9,568	23.2%	24.8%
Oakland-East Bay, CA	6	6	2,090	2,090	5.2%	5.4%
San Francisco, CA	8	9	1,765	2,015	4.4%	5.2%
San Jose, CA	18	18	5,463	5,463	13.6%	14.2%

Southern California	17	15	5,657	4,845	14.1%	12.6%
Los Angeles, CA	5	5	2,401	2,261	6.0%	5.9%
Orange County, CA	8	6	2,022	1,350	5.0%	3.5%
San Diego, CA	4	4	1,234	1,234	3.1%	3.2%

	137	131	40,179	38,504	100.0%	100.0%

We manage and operate all of the Current Communities. During the year ended December 31, 2003, we completed construction of 1,959 apartment homes in seven communities and sold 3,634 apartment homes in twelve communities. The average age of the Current Communities, on a weighted average basis according to number of apartment homes, is 8.1 years.

Of the Current Communities, as of February 27, 2004, we own:

•	a fee simple, or absolute, ownership interest in 104 operating communities;
•	a fee simple, or absolute, ownership interest in four operating communities which are on land subject to land leases expiring in January 2062, April 2095, May 2099 and March 2142;
•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;
•	a general partnership interest in five partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 15 communities;
•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community, two of which are on land subject to land leases with one lease expiring in July 2029 and one lease expiring in November 2089; and

•	a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in nine of the Development Communities, a membership interest in a limited liability company that owns one Development Community and a general partnership interest in a partnership structured as a “DownREIT” that owns one Development Community.

In each of our six partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of our common stock on the date of redemption. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of February 27, 2004, there were 589,412 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx. rentable		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	area		completion/	size	occupancy					$ per	$ per		reporting
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	at 12/31/03	2003		2002		Apt (4)	Sq. Ft.		cost (5)
CURRENT COMMUNITIES
NORTHEAST
Boston, MA
Avalon at Center Place (10)	Providence, RI	225	231,671	1.2	1991/1997	1,030	91.6%	93.7%		96.2%		$2,162	$1.97		$27,761
Avalon at Faxon Park	Quincy, MA	171	175,494	8.3	1998	1,026	98.8%	93.5%		93.9%		1,706	1.55		15,322
Avalon at Flanders Hill	Westborough, MA	280	299,978	62.0	2003	1,099	92.9%	79.9%	(3)	N/A		1,451	1.08	(3)	36,642
Avalon at Lexington	Lexington, MA	198	231,182	16.1	1994	1,168	93.4%	91.6%		93.8%		1,793	1.41		15,448
Avalon at Newton Highlands (7)	Newton, MA	294	401,241	7.0	2003	1,177	63.3%	27.9%	(3)	N/A		2,180	0.45	(3)	55,121
Avalon at Prudential Center	Boston, MA	781	747,954	1.0	1968/1998	958	94.4%	92.0%	(2)	89.2%	(2)	2,582	2.48	(2)	154,665
Avalon Essex	Peabody, MA	154	173,520	11.1	2000	1,127	96.8%	93.1%		94.0%		1,767	1.46		21,619
Avalon Estates	Hull, MA	162	188,392	55.0	2001	1,163	93.2%	92.9%		88.5%		1,545	1.23		20,322
Avalon Ledges	Weymouth, MA	304	315,554	58.0	2002	1,023	94.1%	80.1%		37.5%	(3)	1,398	1.08		36,016
Avalon Oaks	Wilmington, MA	204	229,748	22.5	1999	1,023	90.2%	92.2%		92.2%		1,562	1.28		20,935
Avalon Oaks West	Wilmington, MA	120	123,960	27.0	2002	1,033	90.8%	91.7%		76.3%	(3)	1,497	1.33		16,799
Avalon Orchards	Marlborough, MA	156	186,500	23.0	2002	1,219	95.5%	93.0%		63.1%	(3)	1,481	1.15		21,010
Avalon Summit	Quincy, MA	245	203,848	8.0	1986/1996	832	96.3%	91.5%		90.7%		1,290	1.42		16,863
Avalon West	Westborough, MA	120	147,472	8.0	1996	1,229	90.8%	89.1%		92.1%		1,416	1.03		11,083
Fairfield-New Haven, CT
Avalon at Greyrock Place	Stamford, CT	306	201,500	3.0	2002	1,040	95.8%	90.8%		66.7%	(3)	1,938	2.67		70,316
Avalon Corners	Stamford, CT	195	192,174	3.2	2000	986	90.3%	92.1%		87.7%		1,862	1.74		31,810
Avalon Gates	Trumbull, CT	340	381,322	37.0	1997	1,122	71.8%	81.5%		93.0%		1,664	1.21		36,525
Avalon Glen	Stamford, CT	238	221,828	4.1	1991	932	92.4%	90.2%		91.4%		1,734	1.68		31,440
Avalon Haven	North Haven, CT	128	140,107	10.6	2000	1,095	96.1%	95.9%		91.0%		1,553	1.36		13,766
Avalon Lake	Danbury, CT	135	166,231	32.0	1999	1,184	94.1%	95.7%		95.2%		1,774	1.38		17,050
Avalon New Canaan (6)	New Canaan, CT	104	130,104	9.1	2002	1,251	83.7%	82.4%		31.0%	(3)	2,472	1.63		24,285
Avalon on Stamford Harbor	Stamford, CT	323	336,566	12.1	2003	1,042	94.1%	87.0%	(3)	N/A		2,052	1.71	(3)	62,465
Avalon Springs	Wilton, CT	102	158,259	12.0	1996	1,552	94.1%	93.0%		86.1%		2,499	1.50		17,058
Avalon Valley	Danbury, CT	268	297,479	17.1	1999	1,070	93.7%	96.0%		96.4%		1,630	1.41		26,059
Avalon Walk I & II	Hamden, CT	764	761,441	38.4	1992/1994	996	87.0%	89.6%		94.6%		1,301	1.17		59,203
Long Island, NY
Avalon Commons	Smithtown, NY	312	363,049	20.6	1997	1,164	95.5%	98.1%		98.1%		1,829	1.54		33,322
Avalon Court	Melville, NY	494	597,104	35.4	1997/2000	1,209	91.9%	96.7%		98.9%		2,265	1.81		59,341
Avalon Towers	Long Beach, NY	109	124,836	1.3	1990/1995	1,145	93.6%	97.9%		97.6%		2,928	2.50		17,307

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable		completion	size	occupancy					$ per	$ per		reporting
	City and state	homes	(Sq. Ft.)	Acres	/ acquisition	(Sq. Ft.)	at 12/31/03	2003		2002		Apt (4)	Sq. Ft.		cost (5)
Northern New Jersey
Avalon at Edgewater	Edgewater, NJ	408	405,144	7.1	2002	993	90.9%	90.0%		71.9%	(3)	2,070	1.88		74,760
Avalon at Florham Park	Florham Park, NJ	270	331,560	41.9	2001	1,228	88.9%	91.5%		93.4%		2,240	1.67		41,572
Avalon Cove	Jersey City, NJ	504	574,675	11.0	1997	1,140	90.7%	89.5%		87.4%		2,305	1.81		92,247
The Tower at Avalon Cove	Jersey City, NJ	269	241,825	2.8	1999	905	94.4%	91.9%		85.6%		2,096	2.14		49,749
Central New Jersey
Avalon at Freehold	Freehold, NJ	296	317,608	42.3	2002	1,073	91.9%	91.3%		80.7%	(3)	1,573	1.34		34,434
Avalon Run East	Lawrenceville, NJ	206	265,198	27.0	1996	1,287	92.7%	91.9%		93.0%		1,604	1.14		16,294
Avalon Watch	West Windsor, NJ	512	485,871	64.0	1988	949	98.2%	92.4%		92.0%		1,323	1.29		29,981
New York, NY
Avalon Riverview I (10)	Long Island City, NY	372	332,940	1.0	2002	895	94.1%	86.8%		37.3%	(3)	2,560	2.48		94,393
Avalon Gardens	Nanuet, NY	504	638,439	55.0	1998	1,267	95.8%	95.0%		90.7%		1,859	1.39		54,474
Avalon Green	Elmsford, NY	105	113,538	16.9	1995	1,081	87.6%	92.9%		94.8%		2,204	1.89		12,634
Avalon on the Sound (8) (10)	New Rochelle, NY	412	372,860	2.4	2001	905	89.8%	92.0%		87.7%		2,222	2.26		91,598
Avalon View	Wappingers Falls, NY	288	335,088	41.0	1993	1,164	92.0%	93.7%		95.3%		1,373	1.11		18,494
Avalon Willow	Mamaroneck, NY	227	199,945	4.0	2000	881	91.6%	92.9%		90.3%		2,108	2.22		47,057
The Avalon	Bronxville, NY	110	119,186	1.5	1999	1,085	95.5%	93.6%		96.0%		3,247	2.81		31,227
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	Columbia, MD	720	724,253	44.0	1987/1996	1,005	96.7%	95.5%		95.0%		1,143	1.08		45,091
Avalon at Symphony Glen	Columbia, MD	176	179,867	10.0	1986	1,022	97.7%	97.2%		97.2%		1,182	1.12		9,219
Avalon Landing	Annapolis, MD	158	117,033	13.8	1984/1995	741	95.6%	96.2%		97.7%		1,053	1.37		9,881
Washington, DC
AutumnWoods	Fairfax, VA	420	355,228	24.2	1989/1996	846	94.8%	93.6%		93.8%		1,089	1.20		31,022
Avalon at Arlington Square	Arlington, VA	842	909,449	18.9	2001	1,080	93.9%	87.5%		73.8%	(3)	1,667	1.35		112,294
Avalon at Ballston - Vermont & Quincy Towers (7)	Arlington, VA	454	420,242	2.3	1990/1997	926	94.3%	93.5%		90.9%		1,405	1.42		47,488
Avalon at Ballston - Washington Towers	Arlington, VA	344	294,786	4.1	1990	857	94.8%	94.1%		91.9%		1,399	1.54		37,463
Avalon at Cameron Court	Alexandria, VA	460	467,292	16.0	1998	1,016	95.2%	93.8%		94.6%		1,497	1.38		43,246
Avalon at Decoverly	Rockville, MD	368	368,446	25.0	1991/1995	1,001	96.2%	95.4%		92.7%		1,265	1.20		31,820
Avalon at Foxhall	Washington, D.C.	308	298,725	2.7	1982	970	72.7%	62.1%	(2)	88.4%	(2)	1,782	1.14	(2)	43,273
Avalon at Fox Mill	Herndon, VA	165	219,360	12.8	2000	1,329	94.5%	91.6%		93.3%		1,517	1.05		19,515
Avalon at Gallery Place I	Washington, DC	203	183,326	0.5	2003	903	68.5%	33.6%	(3)	N/A		2,200	0.82	(3)	52,271
Avalon at Providence Park	Fairfax, VA	141	148,211	4.0	1988/1997	1,051	93.6%	94.5%		96.0%		1,270	1.14		11,301
Avalon at Rock Spring (8) (10)	North Bethesda, MD	386	388,480	10.2	2003	1,006	79.8%	51.8%	(3)	N/A		1,570	0.81	(3)	45,834
Avalon Crescent	McLean, VA	558	613,426	19.1	1996	1,099	95.3%	92.4%		93.4%		1,585	1.33		57,339
Avalon Crossing	Rockville, MD	132	147,690	5.0	1996	1,119	88.6%	91.8%		94.0%		1,666	1.37		13,895
Avalon Fields I & II	North Potomac, MD	288	292,282	9.2	1998	1,050	97.9%	93.9%		92.3%		1,285	1.19		22,699
Avalon Knoll	Germantown, MD	300	290,365	26.7	1985	968	92.0%	94.4%		95.0%		1,054	1.03		8,697

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic			Average
			Approx.		Year of	Average	Physical	occupancy			rental rate			Financial
		Number of	rentable		completion	size	occupancy				$ per	$ per		reporting
	City and state	homes	(Sq. Ft.)	Acres	/ acquisition	(Sq. Ft.)	at 12/31/03	2003		2002	Apt (4)	Sq. Ft.		cost (5)
MIDWEST
Chicago, IL
200 Arlington Place	Arlington Heights, IL	409	346,832	2.8	1987/2000	848	91.7%	89.8%		92.3%	1,280	1.36		49,998
Avalon at Danada Farms (7)	Wheaton, IL	295	350,606	19.2	1997	1,188	92.9%	91.3%		93.5%	1,282	0.98		38,454
Avalon at Stratford Green (7)	Bloomingdale, IL	192	237,204	12.7	1997	1,235	90.6%	90.8%		91.5%	1,261	0.93		21,992
Avalon at West Grove (7)	Westmont, IL	400	388,500	17.4	1967	971	88.5%	90.2%		91.5%	859	0.80		30,187
PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek (7)	Redmond, WA	264	288,250	22.2	1998	1,092	90.9%	91.9%		94.3%	1,116	0.94		34,461
Avalon Bellevue	Bellevue, WA	202	164,226	1.7	2001	813	97.0%	93.8%		92.5%	1,151	1.33		30,649
Avalon Belltown	Seattle, WA	100	80,200	0.7	2001	802	97.0%	94.9%		83.8%	1,277	1.51		18,365
Avalon Brandemoor (7)	Lynwood, WA	424	453,602	22.6	2001	1,070	92.9%	91.8%		93.9%	900	0.77		45,326
Avalon Greenbriar	Renton, WA	356	382,382	17.0	1987	1,074	91.3%	94.6%		91.0%	1,055	0.93		36,297
Avalon HighGrove (7)	Everett, WA	391	422,482	19.0	2000	1,081	96.4%	94.1%		94.8%	873	0.76		39,626
Avalon ParcSquare (7)	Redmond, WA	124	127,236	2.0	2000	1,026	97.6%	95.9%		95.7%	1,234	1.15		19,134
Avalon Redmond Place (7)	Redmond, WA	222	206,004	8.4	1991/1997	928	93.7%	92.1%		94.6%	1,036	1.03		26,064
Avalon RockMeadow (7)	Bothell, WA	206	240,817	11.2	2000	1,169	97.1%	93.2%		93.3%	1,018	0.81		24,603
Avalon WildReed (7)	Everett, WA	234	259,080	23.0	2000	1,107	96.6%	94.9%		94.4%	848	0.73		22,956
Avalon WildWood (7)	Lynwood, WA	238	313,107	15.8	2001	1,316	97.9%	94.5%		94.1%	1,086	0.78		32,893
Avalon Wynhaven (7)	Issaquah, WA	333	424,604	11.6	2001	1,275	85.9%	87.0%		89.3%	1,209	0.82		52,591
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	Union City, CA	208	150,140	8.5	1973/1996	722	95.7%	96.4%		94.8%	1,058	1.41		22,081
Avalon at Willow Creek	Fremont, CA	235	197,575	13.5	1985/1994	841	94.9%	97.2%		95.8%	1,240	1.43		34,550
Avalon Dublin	Dublin, CA	204	179,004	13.0	1989/1997	877	91.2%	94.4%		94.9%	1,334	1.44		26,788
Avalon Fremont	Fremont, CA	443	446,422	22.3	1994	1,008	96.6%	95.8%		93.7%	1,447	1.37		77,639
Avalon Pleasanton	Pleasanton, CA	456	377,438	14.7	1988/1994	828	94.3%	95.9%		95.7%	1,231	1.43		60,764
Waterford	Hayward, CA	544	451,937	11.1	1985/1986	831	89.3%	93.3%		92.9%	1,112	1.25		59,459
San Francisco, CA
Avalon at Cedar Ridge	Daly City, CA	195	141,411	7.0	1972/1997	725	95.4%	95.7%		96.6%	1,345	1.77		25,683
Avalon at Diamond Heights	San Francisco, CA	154	123,080	3.0	1972/1994	799	96.8%	97.9%		92.2%	1,514	1.86		24,636
Avalon at Mission Bay North (10)	San Francisco, CA	250	244,224	1.4	2003	977	94.0%	52.3%	(3)	N/A	2,444	1.31	(3)	79,424
Avalon at Nob Hill	San Francisco, CA	185	109,238	1.4	1990/1995	590	94.6%	93.4%		94.3%	1,470	2.32		27,568
Avalon Sunset Towers	San Francisco, CA	243	175,511	16.0	1961/1996	722	97.5%	95.5%		95.0%	1,525	2.02		28,382
Avalon Foster City	Foster City, CA	288	222,276	11.0	1973/1994	772	97.9%	95.7%		96.6%	1,335	1.66		43,054
Avalon Pacifica	Pacifica, CA	220	186,785	21.9	1971/1995	849	98.2%	95.8%		95.9%	1,403	1.58		31,415
Avalon Towers by the Bay	San Francisco, CA	226	243,033	1.0	1999	1,075	97.8%	94.0%		93.8%	2,467	2.16		66,922
Crowne Ridge	San Rafael, CA	254	221,525	21.9	1973/1996	872	98.0%	92.5%		93.4%	1,336	1.42		31,587

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable		completion	size	occupancy					$ per	$ per		reporting
	City and state	homes	(Sq. Ft.)	Acres	/ acquisition	(Sq. Ft.)	at 12/31/03	2003		2002		Apt (4)	Sq. Ft.		cost (5)
San Jose, CA
Avalon at Blossom Hill	San Jose, CA	324	322,207	7.5	1995	994	96.3%	96.8%		93.4%		1,463	1.42		60,956
Avalon at Cahill Park	San Jose, CA	218	218,245	3.8	2002	1,001	91.7%	93.0%		39.7%	(3)	1,669	1.55		52,352
Avalon at Creekside	Mountain View, CA	294	215,680	15.0	1962/1997	734	96.3%	95.7%		96.3%		1,267	1.65		42,966
Avalon at Foxchase	San Jose, CA	396	335,212	12.0	1988/1987	844	96.9%	97.7%		94.9%		1,222	1.41		59,295
Avalon at Parkside	Sunnyvale, CA	192	199,353	8.0	1991/1996	1,038	98.4%	95.8%		95.8%		1,593	1.47		37,922
Avalon at Pruneyard	Campbell, CA	252	197,000	8.5	1968/1997	782	96.0%	97.0%		94.9%		1,174	1.46		31,879
Avalon at River Oaks	San Jose, CA	226	210,050	4.0	1990/1996	929	94.7%	95.9%		93.9%		1,418	1.46		44,990
Avalon Campbell	Campbell, CA	348	326,796	10.8	1995	939	96.8%	94.0%		93.1%		1,451	1.45		60,035
Avalon Cupertino	Cupertino, CA	311	293,328	8.0	1999	943	97.7%	95.2%		93.9%		1,615	1.63		49,109
Avalon Mountain View (6)	Mountain View, CA	248	211,552	10.5	1986	853	95.2%	95.3%		93.8%		1,520	1.70		50,697
Avalon on the Alameda	San Jose, CA	305	299,722	8.9	1999	983	92.8%	93.9%		92.7%		1,787	1.71		56,432
Avalon Rosewalk	San Jose, CA	456	450,252	16.6	1997/1999	987	96.1%	96.6%		92.7%		1,458	1.43		78,261
Avalon Silicon Valley	Sunnyvale, CA	710	658,591	13.6	1997	928	97.2%	93.8%		92.2%		1,654	1.67		121,140
Avalon Sunnyvale	Sunnyvale, CA	220	159,653	5.0	1987/1995	726	98.6%	96.8%		95.2%		1,272	1.70		35,075
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	1.9	2002	1,035	97.2%	94.4%		62.4%	(3)	2,123	1.94		65,692
CountryBrook (7)	San Jose, CA	360	323,012	14.0	1985/1996	897	93.6%	93.3%		93.1%		1,222	1.27		48,229
Fairway Glen	San Jose, CA	144	119,492	6.0	1986	830	99.3%	97.4%		95.1%		1,195	1.40		17,293
San Marino	San Jose, CA	248	209,465	11.5	1984/1988	845	96.8%	96.7%		93.7%		1,247	1.43		34,196
SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	Burbank, CA	748	530,114	14.7	1961/1997	709	95.9%	94.6%		90.3%	(2)	1,167	1.56		75,819
Avalon at Warner Center	Woodland Hills, CA	227	191,645	6.8	1979/1998	844	93.4%	95.0%		96.5%		1,364	1.53		26,445
Avalon Glendale (10)	Burbank, CA	223	241,712	5.1	2003	1,084	58.3%	24.8%	(3)	N/A		2,092	0.48	(3)	39,920
Avalon Woodland Hills	Woodland Hills, CA	663	592,722	18.2	1989/1997	894	93.8%	95.0%		95.4%		1,304	1.39		71,862
The Promenade	Burbank, CA	400	360,587	6.9	1988/2002	923	91.5%	93.1%		92.8%	(3)	1,484	1.53		71,003
Orange County, CA
Avalon at Laguna Niguel	Laguna Niguel, CA	176	174,848	10.0	1988/1998	993	94.9%	95.1%		96.8%		1,235	1.18		20,995
Avalon at Pacific Bay	Huntington Beach, CA	304	268,000	9.7	1971/1997	882	94.7%	96.7%		95.3%		1,248	1.37		31,947
Avalon at South Coast	Costa Mesa, CA	258	208,890	8.9	1973/1996	810	92.6%	95.3%		96.5%		1,180	1.39		24,837
Avalon Mission Viejo	Mission Viejo, CA	166	124,600	7.8	1984/1996	751	98.2%	96.8%		95.9%		1,114	1.44		13,298
Avalon Newport	Costa Mesa, CA	145	120,690	6.6	1956/1996	832	96.6%	96.2%		97.7%		1,389	1.60		10,113
Avalon Santa Margarita	Rancho Santa Margarita, CA	301	229,593	20.0	1990/1997	763	92.7%	94.0%		94.4%		1,137	1.40		23,955
San Diego, CA
Avalon at Cortez Hill	San Diego, CA	294	224,840	1.2	1973/1998	765	95.2%	94.6%		92.5%		1,245	1.54		34,401
Avalon at Mission Bay	San Diego, CA	564	402,327	12.9	1969/1997	713	96.1%	96.1%		96.2%		1,278	1.72		66,059
Avalon at Mission Ridge	San Diego, CA	200	208,100	4.0	1960/1997	1,041	94.5%	95.0%		96.4%		1,379	1.26		21,675
Avalon at Penasquitos Hills	San Diego, CA	176	141,120	8.8	1982/1997	802	95.5%	93.2%		95.2%		1,105	1.28		14,353

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic		Average
			Approx. area		Year of	Average	Physical	occupancy		rental rate		Financial
		Number of	rentable		completion	size	occupancy			$ per	$ per	reporting
	City and state	homes	(Sq. Ft.)	Acres	/ acquisition	(Sq. Ft.)	at 12/31/03	2003	2002	Apt (4)	Sq. Ft.	cost (5)
DEVELOPMENT COMMUNITIES
Avalon at Crane Brook	Danvers & Peabody, MA	387	491,870	20.0	N/A	1,271	N/A	N/A	N/A	N/A	N/A	26,029
Avalon at Glen Cove South	Glen Cove, NY	256	270,000	4.0	N/A	1,050	N/A	N/A	N/A	N/A	N/A	49,731
Avalon at Grosvenor Station (7)	North Bethesda, MD	497	478,530	9.9	N/A	963	N/A	N/A	N/A	N/A	N/A	69,618
Avalon at Steven’s Pond	Saugus, MA	326	360,509	82.0	N/A	1,106	N/A	N/A	N/A	N/A	N/A	53,172
Avalon at the Pinehills I	Plymouth, MA	101	197,354	6.0	N/A	1,954	N/A	N/A	N/A	N/A	N/A	4,834
Avalon Darien	Darien, CT	189	242,311	30.0	N/A	1,282	N/A	N/A	N/A	N/A	N/A	37,213
Avalon at Traville	North Potomac, MD	520	573,560	47.9	N/A	1,103	N/A	N/A	N/A	N/A	N/A	46,056
Avalon Milford I	Milford, CT	246	218,000	22.0	N/A	886	N/A	N/A	N/A	N/A	N/A	14,926
Avalon Run East II	Lawrenceville, NJ	312	341,152	70.0	N/A	1,095	N/A	N/A	N/A	N/A	N/A	19,014
Avalon Pines I	Coram, NY	298	442,895	32.0	N/A	1,485	N/A	N/A	N/A	N/A	N/A	11,127
Avalon Chrystie Place I (11)	New York, NY	361	266,555	1.5	N/A	738	N/A	N/A	N/A	N/A	N/A	25,194
UNCONSOLIDATED COMMUNITIES
Avalon Arbor (9)	Shrewsbury, MA	302	297,989	26.0	1991	986	88.4%	90.4%	92.0%	1,246	1.14	N/A
Avalon Bedford (8)	Stamford, CT	368	331,655	4.6	1961/1998	819	88.4%	88.9%	90.9%	1,570	1.55	N/A
Avalon Grove (8)	Stamford, CT	402	363,408	12.0	1996	906	89.8%	90.3%	84.9%	1,942	1.94	N/A
Avalon Run (6)	Lawrenceville, NJ	426	443,168	9.0	1994	1,010	91.8%	90.5%	91.4%	1,366	1.19	N/A

(1)	We own a fee simple interest in the communities listed, excepted as noted below.

(2)	Represents community which was under redevelopment during the year, resulting in lower average economic occupancy and average rental rate per square foot for the year.

(3)	Represents community that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(4)	Represents the average rental revenue per occupied apartment home.

(5)	Costs are presented in accordance with generally accepted accounting principles. For current Development Communities, cost represents total costs incurred through December 31, 2003. Financial reporting costs are excluded for unconsolidated communities, see Note 6, “Investments in Unconsolidated Entities.”

(6)	We own a general partnership interest in a partnership that owns a fee simple interest in this community.

(7)	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.

(8)	We own a membership interest in a limited liability company that holds a fee simple interest in this community.

(9)	We have a 100% interest in a senior participating mortgage note secured by this community, which allows us to share in part of the rental income or resale proceeds of the community.

(10)	Community is located on land subject to a land lease.

(11)	This community is being financed under a joint venture structure with third-party financing, in which the community is owned by a limited liability company managed by one of our wholly-owned subsidiaries.

Features and Recreational Amenities - Current and Development Communities

	1 BR	2BR		3BR						Washer & dryer				Large storage	Balcony, patio			Non- direct	Direct	Homes w/ pre-wired
	1/1.5	1/1.5	2/2.5	2/2.5		Studios/			Parking	hook-ups	Vaulted			or walk-in	deck or	Built-in	Car-	access	access	security
	BA	BA	/3 BA	BA	3BA	efficiencies	Other	Total	spaces	or units	ceilings	Lofts	Fireplaces	closet	sunroom	bookcases	ports	garages	garages	garages
CURRENT COMMUNITIES (1)

NORTHEAST

Boston, MA
Avalon at Center Place	103	—	111	5	—	6	—	225	371	All	None	None	None	Half	Some	None	No	No	No	None
Avalon at Faxon Park	68	—	75	28	—	—	—	171	327	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon at Flanders Hill	108	—	142	30	—	—	—	280	589	All	None	Some	Some	All	Some	None	No	Yes	Yes	All
Avalon at Lexington	28	24	90	56	—	—	—	198	362	All	Some	Some	Some	Most	All	None	Yes	Yes	No	All
Avalon at Newton Highlands	90	46	92	56	4	6	—	294	540	All	Some	Some	Some	Most	Most	None	No	Yes	No	All
Avalon at Prudential Center	361	—	237	—	23	148	12	781	538	None	None	None	None	Most	Some	None	No	No	No	None
Avalon Essex	50	—	62	—	—	—	42	154	336	All	None	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Estates	66	16	80	—	—	—	—	162	345	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Ledges	124	—	152	28	—	—	—	304	594	All	None	Some	Some	All	Some	None	No	Yes	No	All
Avalon Oaks	60	24	96	24	—	—	—	204	394	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Oaks West	48	12	48	12	—	—	—	120	232	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Orchards	69	12	75	—	—	—	—	156	307	All	None	Half	Some	Most	All	None	No	Yes	Yes	All
Avalon Summit	154	61	28	2	—	—	—	245	366	None	None	None	None	None	All	None	No	Yes	No	None
Avalon West	40	—	55	25	—	—	—	120	285	All	Some	Some	Some	All	Half	None	No	Yes	Yes	All

Fairfield-New Haven, CT
Avalon at Greyrock Place	104	91	99	12	—	—	—	306	464	All	None	None	None	All	All	None	No	No	Yes	All
Avalon Corners	118	—	77	—	—	—	—	195	273	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Gates	122	—	168	50	—	—	—	340	688	All	Some	Some	None	All	All	None	Yes	Yes	No	All
Avalon Glen	124	—	114	—	—	—	—	238	363	Most	Some	Some	Some	Half	Most	None	Yes	Yes	No	Most
Avalon Haven	44	60	—	24	—	—	—	128	256	All	None	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Lake	36	—	46	—	—	24	29	135	290	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon New Canaan	16	—	64	24	—	—	—	104	194	All	None	Some	Some	All	All	None	No	Yes	Yes	All
Avalon on Stamford Harbor	159	—	130	20	—	14	—	323	623	All	Some	Some	Some	Most	All	None	No	No	No	All
Avalon Springs	—	—	70	32	—	—	—	102	264	All	Half	Half	Most	All	All	None	No	No	Yes	All
Avalon Valley	106	—	134	28	—	—	—	268	637	All	Some	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Walk I & II	272	116	122	74	—	—	180	764	1,411	All	Some	Some	Half	All	All	Some	Yes	No	No	Half

Long Island, NY
Avalon Commons	128	40	112	32	—	—	—	312	485	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Court	172	54	194	44	30	—	—	494	1,110	All	Some	Most	Some	All	All	None	No	Yes	Yes	All
Avalon Towers	—	—	37	1	3	1	67	109	198	All	None	None	None	All	Most	None	No	No	Yes	All

Northern New Jersey
Avalon at Edgewater	158	—	190	60	—	—	—	408	872	All	None	Some	Some	All	All	None	No	No	Yes	Some
Avalon at Florham Park	46	—	107	117	—	—	—	270	581	All	Most	None	Some	All	Some	None	No	No	Yes	All
Avalon Cove	190	—	190	46	2	—	76	504	464	All	Some	Some	Some	All	Most	None	No	Yes	Some	All
The Tower at Avalon Cove	147	24	74	24	—	—	—	269	296	All	None	None	None	Half	Some	None	No	Yes	No	All

Central New Jersey
Avalon at Freehold	42	41	176	37	—	—	—	296	591	All	Some	Some	Some	All	All	None	No	Yes	No	None
Avalon Run East	64	—	106	36	—	—	—	206	401	All	Some	Some	Some	All	All	None	Yes	Yes	Yes	All
Avalon Watch	252	36	142	82	—	—	—	512	781	Most	Some	None	Some	All	All	None	No	Yes	No	None

Features and Recreational Amenities - Current and Development Communities

	1 BR	2BR		3BR						Washer & dryer				Large storage	Balcony, patio			Non- direct	Direct	Homes w/ pre-wired
	1/1.5	1/1.5	2/2.5	2/2.5		Studios/			Parking	hook-ups	Vaulted			or walk-in	deck or	Built-in	Car-	access	access	security
	BA	BA	/3 BA	BA	3BA	efficiencies	Other	Total	spaces	or units	ceilings	Lofts	Fireplaces	closet	sunroom	bookcases	ports	garages	garages	garages

New York, NY
Avalon Riverview I	184	—	114	—	31	43	—	372	426	All	None	None	None	Most	Some	None	No	Yes	No	Some
Avalon Gardens	208	48	144	104	—	—	—	504	1,382	All	Half	Half	Some	All	Most	None	Yes	Yes	Yes	All
Avalon Green	25	24	56	—	—	—	—	105	208	All	Some	Half	Some	All	All	None	Yes	No	No	All
Avalon on the Sound	143	—	184	22	20	43	—	412	648	Most	None	Some	None	Most	Some	None	No	Yes	No	Some
Avalon View	115	47	62	64	—	—	—	288	598	All	Some	Some	Some	Most	All	None	Yes	No	No	None
Avalon Willow	150	77	—	—	—	—	—	227	371	All	Some	Some	None	Most	All	None	No	Yes	Yes	All
The Avalon	55	2	43	10	—	—	—	110	167	All	Some	Some	Some	Most	Half	None	No	Yes	No	All

MID-ATLANTIC

Baltimore, MD
Avalon at Fairway Hills I & II	283	223	154	60	—	—	—	720	1,171	All	Some	None	Some	Some	All	Some	No	No	No	None
Avalon at Symphony Glen	88	14	54	20	—	—	—	174	268	All	Some	None	Most	All	All	Half	No	No	No	None
Avalon Landing	65	18	57	—	—	—	18	158	256	All	None	None	Most	Most	All	None	Yes	No	No	None

Washington, DC
AutumnWoods	220	72	96	—	—	—	32	420	720	All	Some	None	Some	All	All	Some	Yes	No	No	None
Avalon at Arlington Square	383	20	342	97	—	—	—	842	1,411	All	Some	Some	Some	Some	Some	Some	No	No	Some	All
Avalon at Ballston — Vermont & Quincy Towers	333	37	84	—	—	—	—	454	972	All	None	None	None	Most	All	None	No	No	Yes	None
Avalon at Ballston — Washington Towers	205	28	111	—	—	—	—	344	470	All	None	None	Some	Most	All	None	No	No	Yes	None
Avalon at Cameron Court	208	—	168	—	—	—	84	460	897	All	Some	Some	Some	All	Most	None	No	Yes	Yes	All
Avalon at Decoverly	156	—	104	64	44	—	—	368	627	All	Some	Some	Most	Most	All	None	No	No	No	None
Avalon at Foxhall	160	70	—	3	—	27	48	308	335	All	None	None	Some	Most	All	Some	No	Yes	No	None
Avalon at Fox Mill	—	—	92	73	—	—	—	165	366	All	Most	None	Most	All	All	None	No	No	Yes	All
Avalon at Gallery Place I	111	77	—	4	—	11	—	203	125	All	Some	None	None	All	Some	None	No	No	No	None
Avalon at Providence Park	19	—	112	4	—	—	6	141	299	All	None	None	Most	All	All	None	No	No	No	None
Avalon at Rock Spring	178	39	133	36	—	—	—	386	680	All	Some	Some	Some	Most	Most	Some	No	No	Yes	All
Avalon Crescent	186	26	346	—	—	—	—	558	989	All	Some	Some	Half	Most	All	Some	No	Yes	Yes	All
Avalon Crossing	—	27	105	—	—	—	—	132	224	All	Some	Some	Half	All	All	Some	No	Yes	Yes	All
Avalon Fields I & II	74	32	84	32	—	—	66	288	461	All	Some	Some	Half	All	Most	None	No	Yes	No	All
Avalon Knoll	136	55	81	28	—	—	—	300	477	All	Some	None	Half	All	All	Some	No	No	No	None

MIDWEST

Chicago, IL
200 Arlington Place	142	89	148	—	—	30	—	409	650	All	None	None	None	All	Some	None	No	Yes	No	None
Avalon at Danada Farms	80	52	134	29	—	—	—	295	555	All	None	None	Some	All	Some	Some	No	No	Yes	None
Avalon at Stratford Green	45	9	108	21	—	—	9	192	420	All	None	None	Some	Most	Some	Some	No	Yes	Yes	None
Avalon at West Grove	200	200	—	—	—	—	—	400	599	None	None	None	None	None	All	None	Yes	No	No	None

PACIFIC NORTHWEST

Seattle, WA
Avalon at Bear Creek	55	40	110	59	—	—	—	264	515	All	All	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon Bellevue	110	—	67	—	—	25	—	202	300	All	None	Some	Some	All	All	None	No	No	No	None
Avalon Belltown	64	—	20	—	—	16	—	100	134	All	None	None	None	All	Some	None	No	No	No	Some
Avalon Brandemoor	88	109	149	78	—	—	—	424	732	All	Some	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon Greenbriar	16	19	217	169	—	—	—	421	731	All	Some	None	Most	All	All	Some	Yes	No	No	None
Avalon HighGrove	84	119	124	56	8	—	—	391	721	All	Some	None	Most	Most	All	Some	Yes	Yes	Yes	All
Avalon ParcSquare	31	26	55	5	7	—	—	124	189	All	None	None	None	All	All	None	No	No	No	All
Avalon Redmond Place	76	44	67	35	—	—	—	222	384	All	Some	None	Most	All	All	None	Yes	Yes	No	None
Avalon RockMeadow	28	48	86	28	16	—	—	206	415	All	Some	None	Most	Most	All	Some	Yes	Yes	Yes	All
Avalon WildReed	36	60	78	60	—	—	—	234	463	All	Some	None	Most	Most	All	Some	Yes	Yes	No	All
Avalon Wildwood	5	—	211	—	17	—	5	238	484	All	Some	None	Most	Some	Most	None	No	No	Yes	All
Avalon Wynhaven	3	42	239	13	28	—	8	333	1,486	All	Most	Some	Most	All	All	None	Yes	Yes	Yes	All

Features and Recreational Amenities - Current and Development Communities

	1 BR	2BR		3BR						Washer & dryer				Large storage	Balcony, patio			Non- direct	Direct	Homes w/ pre-wired
	1/1.5	1/1.5	2/2.5	2/2.5		Studios/			Parking	hook-ups	Vaulted			or walk-in	deck or	Built-in	Car-	access	access	security
	BA	BA	/3 BA	BA	3BA	efficiencies	Other	Total	spaces	or units	ceilings	Lofts	Fireplaces	closet	sunroom	bookcases	ports	garages	garages	garages

NORTHERN CALIFORNIA

Oakland-East Bay, CA
Avalon at Union Square	124	84	—	—	—	—	—	208	210	None	None	None	Most	All	All	None	Yes	No	No	None
Avalon at Willow Creek	99	—	136	—	—	—	—	235	240	All	None	None	None	All	All	None	Yes	No	No	None
Avalon Dublin	72	8	60	48	—	—	16	204	435	Most	Some	None	Most	All	All	None	No	Yes	No	None
Avalon Fremont	130	81	176	—	56	—	—	443	892	All	Most	None	Some	Most	All	None	Yes	Yes	No	All
Avalon Pleasanton	238	—	218	—	—	—	—	456	856	All	Some	None	Most	All	All	None	Yes	Yes	Yes	None
Waterford	208	—	336	—	—	—	—	544	910	Some	Some	None	None	All	All	None	Yes	No	No	None

San Francisco, CA
Avalon at Cedar Ridge	117	33	24	—	—	21	—	195	259	None	None	Some	None	Some	All	None	Yes	No	Yes	None
Avalon at Diamond Heights	90	—	49	15	—	—	—	154	155	None	Some	None	None	All	All	None	No	Yes	No	None
Avalon at Mission Bay North	148	—	95	6	—	1	—	250	198	All	None	Some	None	All	Some	None	No	Yes	No	None
Avalon at Nob Hill	114	—	25	—	—	46	—	185	104	None	None	None	None	None	Some	Most	No	Yes	No	None
Avalon Sunset Towers	183	20	20	—	—	20	—	243	244	None	None	None	None	None	Some	None	No	No	Yes	None
Avalon Foster City	124	123	1	—	—	40	—	288	490	None	None	None	None	Most	Most	None	Yes	No	No	None
Avalon Pacifica	58	106	56	—	—	—	—	220	329	None	None	None	Some	Some	All	None	Yes	Yes	No	None
Avalon Towers by the Bay	103	—	120	—	3	—	—	226	235	All	Some	None	Some	Half	Most	None	No	No	Yes	All
Crowne Ridge	158	68	24	—	—	4	—	254	396	Some	Some	None	Some	None	All	None	Yes	No	Yes	None

San Jose, CA
Avalon at Blossom Hill	90	—	210	—	24	—	—	324	379	All	Some	None	None	Most	All	None	Yes	Yes	No	All
Avalon at Cahill Park	118	—	94	—	6	—	—	218	283	All	Some	Some	Some	Most	All	None	No	Yes	No	None
Avalon at Creekside	158	128	—	—	—	8	—	294	441	None	None	None	Some	None	Most	None	Yes	No	No	None
Avalon at Foxchase	168	—	228	—	—	—	—	396	666	All	Some	None	None	Some	All	None	Yes	No	No	None
Avalon at Parkside	60	—	96	36	—	—	—	192	351	All	Some	None	Half	All	All	Some	Yes	Yes	No	None
Avalon at Pruneyard	212	40	—	—	—	—	—	252	400	All	None	None	None	None	Half	None	Yes	Yes	No	None
Avalon at River Oaks	100	—	126	—	—	—	—	226	358	All	None	None	Most	All	All	None	No	No	Yes	None
Avalon Campbell	156	—	180	—	12	—	—	348	454	All	Some	None	None	All	All	None	Yes	Yes	No	All
Avalon Cupertino	145	—	152	—	14	—	—	311	501	All	Some	None	Some	Some	All	Some	No	Yes	No	None
Avalon Mountain View	108	—	88	52	—	—	—	248	248	All	Some	None	None	Some	All	None	Yes	No	No	None
Avalon on the Alameda	113	—	164	—	28	—	—	305	558	All	Some	None	Some	All	All	Some	No	Yes	No	All
Avalon Rosewalk	168	—	264	—	24	—	—	456	705	All	Some	None	Some	Some	All	Most	Yes	Yes	No	All
Avalon Silicon Valley	338	—	336	18	15	3	—	710	1,400	All	Some	Some	Some	Most	All	Some	No	Yes	No	None
Avalon Sunnyvale	112	10	54	—	—	44	—	220	394	Some	None	None	None	All	All	None	No	No	Yes	None
Avalon Towers on the Peninsula	90	—	115	—	6	—	—	211	512	All	None	None	None	Most	All	None	No	Yes	No	None
CountryBrook	108	—	252	—	—	—	—	360	692	All	Some	None	All	None	All	None	Yes	Yes	No	None
Fairway Glen	60	—	84	—	—	—	—	144	245	All	Some	None	None	None	All	None	Yes	No	No	Some
San Marino	103	—	145	—	—	—	—	248	439	All	Some	None	None	Most	All	None	Yes	No	No	None

SOUTHERN CALIFORNIA

Los Angeles, CA
Avalon at Media Center	296	102	117	12	—	221	—	748	910	Some	None	None	Some	Some	Some	None	Yes	Yes	No	None
Avalon at Warner Center	88	54	65	20	—	—	—	227	449	All	Some	None	Some	Some	All	None	Yes	No	No	None
Avalon Glendale	75	—	121	—	27	—	—	223	460	All	None	None	Some	All	All	None	No	Yes	No	All
Avalon Woodland Hills	222	—	441	—	—	—	—	663	1,353	Some	None	Some	None	Most	All	None	No	No	No	None
The Promenade	153	—	196	51	—	—	—	400	720	Some	None	Some	All	Some	All	None	No	No	No	None

Features and Recreational Amenities - Current and Development Communities

	1 BR	2BR		3BR						Washer & dryer				Large storage	Balcony, patio			Non- direct	Direct	Homes w/ pre-wired
	1/1.5	1/1.5	2/2.5	2/2.5		Studios/			Parking	hook-ups	Vaulted			or walk-in	deck or	Built-in	Car-	access	access	security
	BA	BA	/3 BA	BA	3BA	efficiencies	Other	Total	spaces	or units	ceilings	Lofts	Fireplaces	closet	sunroom	bookcases	ports	garages	garages	garages

Orange County, CA
Avalon at Pacific Bay	144	56	104	—	—	—	—	304	485	All	None	None	None	Half	All	None	Yes	Yes	No	None
Avalon at South Coast	124	—	86	—	—	48		258	426	Some	Half	None	None	Half	All	None	Yes	Yes	No	None
Avalon Laguna Niguel	—	—	176	—	—	—	—	176	381	None	Some	None	All	None	Most	None	Yes	No	No	None
Avalon Mission Viejo	94	28	44	—	—	—	—	166	243	None	None	None	None	None	All	None	Yes	Yes	No	None
Avalon Newport	44	54	—	35	—	12	—	145	244	Most	Some	None	Some	Most	Most	Some	Yes	Yes	No	None
Avalon Santa Margarita	160	—	141	—	—	—	—	301	515	All	None	None	None	None	All	None	Yes	Yes	No	None

San Diego, CA
Avalon at Cortez Hill	114	—	83	—	—	97	—	294	292	None	None	None	None	None	All	None	No	No	Yes	None
Avalon at Mission Bay	270	9	165	—	—	120	—	564	746	None	None	None	None	Some	All	None	No	Yes	No	None
Avalon at Mission Ridge	18	1	98	83	—	—	—	200	381	Most	None	None	Most	Most	Most	None	No	Yes	No	None
Avalon at Penasquitos Hills	48	48	80	—	—	—	—	176	273	All	None	None	All	Some	All	All	Yes	No	No	None

DEVELOPMENT COMMUNITIES

Avalon at Crane Brook	160	12	177	38	—	—	—	387	737	All	Some	Some	Some	All	Some	None	No	Yes	No	All
Avalon at Glen Cove South	112	—	91	—	—	53	—	256	458	All	None	None	Some	Most	Some	None	No	No	No	Some
Avalon at Grosvenor Station	265	33	185	13	—	1	—	497	742	All	Some	Some	Some	Most	All	None	No	No	Yes	All
Avalon at Steven’s Pond	102	—	202	22	—	—	—	326	663	All	Some	Some	Some	All	All	Some	No	Yes	Yes	All
Avalon at the Pinehills	12	—	73	16	—	—	—	101	246	All	Some	Some	Some	All	All	None	No	No	Yes	All
Avalon Darien	77	—	78	32	—	—	2	189	472	All	Some	Some	Some	Some	All	None	No	No	Yes	All
Avalon at Traville	190	30	232	68	—	—	—	520	1,084	All	Some	Some	Some	Most	Most	Some	No	Yes	Yes	None
Avalon Milford I	184	—	62	—	—	—	—	246	426	All	Some	None	Some	All	All	None	Yes	Yes	No	All
Avalon Run East II	72	36	148	56	—	—	—	312	697	All	Some	Some	Some	Most	All	None	No	Yes	Yes	All
Avalon Pines I	72	—	220	—	6	—	—	298	1,094	All	Most	Some	Some	Most	All	None	No	Yes	Yes	All
Avalon Chrystie Place I	199	—	89	—	—	73	—	361	—	Some	None	None	None	Some	Some	None	No	No	No	No

Features and Recreational Amenities - Current and Development Communities

		Community	Building
	Buildings	entrance	entrance	Under-	Aerobics			Walking/						Sand	Indoor/
	w/security	controlled	controlled	ground	dance	Car	Picnic	jogging		Sauna/	Tennis	Racquet-	Fitness	volley-	outdoor	Clubhouse/	Business	Tot
	systems	access	access	parking	studio	wash	area	trail	Pool	whirlpool	court	ball	center	ball	basketball	clubroom	center	lot	Concierge
CURRENT COMMUNITIES (1)

NORTHEAST
Boston, MA
Avalon at Center Place	None	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Faxon Park	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Flanders Hill	All	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Lexington	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Newton Highlands	All	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon at Prudential Center	None	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes
Avalon Essex	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon Estates	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon Ledges	All	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Oaks	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Oaks West	All	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Orchards	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Summit	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon West	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	No	No	Yes	Yes	No	Yes	No

Fairfield-New Haven, CT
Avalon at Greyrock Place	All	Yes	No	Yes	No	No	Yes	No	Yes	No	Yes	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon Corners	All	Yes	Yes	Yes	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Gates	None	Yes	No	No	No	No	Yes	No	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No	Yes	No
Avalon Glen	None	No	Yes	Yes	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	Yes
Avalon Haven	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Lake	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon New Canaan	All	No	Yes	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon on Stamford Harbor	All	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No	No	Yes	Yes	No	Yes	Yes	Yes	No	Yes
Avalon Springs	All	No	No	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Valley	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Walk I & II	None	No	No	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No

Long Island, NY
Avalon Commons	All	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Court	All	Yes	Yes	No	No	Yes	Yes	Yes	Yes	No	No	Yes	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Towers	All	No	No	Yes	No	Yes	No	No	Yes	No	No	No	Yes	No	No	Yes	No	No	Yes

Northern New Jersey
Avalon at Edgewater	All	Yes	Yes	Yes	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Florham Park	None	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Cove	All	Yes	Yes	No	No	No	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes
The Tower at Avalon Cove	All	No	Yes	No	No	No	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes

Central New Jersey
Avalon at Freehold	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Run East	None	No	No	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Watch	None	No	Yes	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No

Features and Recreational Amenities - Current and Development Communities

		Community	Building
	Buildings	entrance	entrance	Under-	Aerobics			Walking/						Sand	Indoor/
	w/security	controlled	controlled	ground	dance	Car	Picnic	jogging		Sauna/	Tennis	Racquet-	Fitness	volley-	outdoor	Clubhouse/	Business	Tot
	systems	access	access	parking	studio	wash	area	trail	Pool	whirlpool	court	ball	center	ball	basketball	clubroom	center	lot	Concierge
New York, NY
Avalon Riverview I	All	Yes	Yes	No	No	No	Yes	Yes	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Gardens	All	No	No	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes
Avalon Green	All	No	No	No	No	No	No	No	Yes	No	No	No	No	Yes	No	Yes	No	No	No
Avalon on the Sound	All	Yes	Yes	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	Yes	Yes	Yes	No	Yes
Avalon View	None	No	No	No	No	No	Yes	No	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Willow	All	Yes	Yes	Yes	No	No	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	Yes	No	Yes
The Avalon	All	No	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes

MID-ATLANTIC

Baltimore, MD
Avalon at Fairway Hills I & II	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon at Symphony Glen	None	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Landing	None	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	No	No

Washington, DC
AutumnWoods	None	No	No	No	No	Yes	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	Yes	No	Yes	No
Avalon at Arlington Square	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Ballston — Vermont & Quincy Towers	None	Yes	Yes	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon at Ballston — Washington Towers	None	Yes	Yes	Yes	No	No	Yes	No	Yes	No	Yes	No	Yes	No	No	Yes	No	No	Yes
Avalon at Cameron Court	All	Yes	No	No	Yes	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Decoverly	None	No	No	No	No	Yes	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon at Foxhall	None	Yes	Yes	Yes	No	No	No	Yes	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon at Fox Mill	None	No	No	No	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Gallery Place I	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	Yes
Avalon at Providence Park	None	No	No	No	No	Yes	No	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon at Rock Spring	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Crescent	None	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon Crossing	None	Yes	No	No	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Fields I & II	All	No	No	No	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Knoll	None	No	Yes	No	No	Yes	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	No	No	Yes	No

MIDWEST

Chicago, IL
200 Arlington Place	None	No	Yes	No	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon at Danada Farms	None	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Stratford Green	None	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	No	No	No	Yes	No	No	Yes
Avalon at West Grove	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	No

PACIFIC NORTHWEST

Seattle, WA
Avalon at Bear Creek	All	Yes	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Bellevue	None	No	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Belltown	None	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Brandemoor	All	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Greenbriar	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon HighGrove	None	No	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon ParcSquare	None	Yes	Yes	Yes	No	No	No	Yes	No	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Redmond Place	None	No	No	No	No	Yes	No	Yes	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon RockMeadow	None	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon WildReed	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Wildwood	All	No	No	No	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Wynhaven	None	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	Yes	Yes	Yes	Yes	No

Features and Recreational Amenities - Current and Development Communities

		Community	Building
	Buildings	entrance	entrance	Under-	Aerobics			Walking/						Sand	Indoor/
	w/security	controlled	controlled	ground	dance	Car	Picnic	jogging		Sauna/	Tennis	Racquet-	Fitness	volley-	outdoor	Clubhouse/	Business	Tot
	systems	access	access	parking	studio	wash	area	trail	Pool	whirlpool	court	ball	center	ball	basketball	clubroom	center	lot	Concierge
NORTHERN CALIFORNIA

Oakland-East Bay, CA
Avalon at Union Square	None	Yes	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon at Willow Creek	Some	Yes	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Dublin	None	No	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	No	Yes	No	No
Avalon Fremont	All	No	No	Yes	Yes	Yes	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon Pleasanton	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	Yes	No	Yes	Yes	No
Waterford	Some	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	Yes	No	No	Yes	No

San Francisco, CA
Avalon at Cedar Ridge	None	No	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon at Diamond Heights	None	No	Yes	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon at Mission Bay North	All	Yes	Yes	Yes	Yes	No	No	No	No	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Nob Hill	None	Yes	Yes	Yes	No	No	Yes	No	No	No	No	No	Yes	No	No	No	No	No	Yes
Avalon Sunset Towers	All	Yes	Yes	Yes	No	Yes	Yes	No	No	No	No	No	No	No	No	No	No	No	No
Avalon Foster City	Some	No	No	No	No	Yes	No	Yes	Yes	No	No	No	No	No	No	Yes	No	Yes	No
Avalon Pacifica	None	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon Towers by the Bay	None	Yes	Yes	Yes	No	No	No	No	No	Yes	No	No	Yes	No	No	Yes	Yes	No	Yes
Crowne Ridge	None	No	No	Yes	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No

San Jose, CA
Avalon at Blossom Hill	None	Yes	Yes	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon at Cahill Park	All	Yes	Yes	Yes	Yes	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	No	No
Avalon at Creekside	Some	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Foxchase	None	No	No	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon at Parkside	None	No	No	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Pruneyard	None	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	No	Yes	No	No
Avalon at River Oaks	None	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Campbell	Some	Yes	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	No	No	Yes	Yes	No	No	Yes	Yes	No
Avalon Cupertino	None	Yes	Yes	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Mountain View	None	No	No	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	No	Yes	Yes	No
Avalon on the Alameda	All	Yes	Yes	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Rosewalk	None	Yes	No	No	Yes	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Silicon Valley	Some	Yes	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Sunnyvale	None	No	No	Yes	Yes	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon Towers on the Peninsula	All	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	No	No	No	Yes
CountryBrook	None	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Fairway Glen	Some	No	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No
San Marino	None	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No

SOUTHERN CALIFORNIA

Los Angeles, CA
Avalon at Media Center	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	No	Yes	No	No
Avalon at Warner Center	None	Yes	Yes	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	No	No	Yes	No	No
Avalon Glendale	None	Yes	Yes	Yes	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Woodland Hills	None	Yes	No	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
The Promenade	None	Yes	Yes	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No

Features and Recreational Amenities - Current and Development Communities

		Community	Building
	Buildings	entrance	entrance	Under-	Aerobics			Walking/						Sand	Indoor/
	w/security	controlled	controlled	ground	dance	Car	Picnic	jogging		Sauna/	Tennis	Racquet-	Fitness	volley-	outdoor	Clubhouse/	Business	Tot
	systems	access	access	parking	studio	wash	area	trail	Pool	whirlpool	court	ball	center	ball	basketball	clubroom	center	lot	Concierge
Orange County, CA
Avalon at Pacific Bay	None	Yes	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon at South Coast	None	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes	No	No
Avalon Laguna Niguel	None	No	No	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No
Avalon Mission Viejo	None	Yes	No	No	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Newport	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Santa Margarita	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No

San Diego, CA
Avalon at Cortez Hill	All	Yes	Yes	No	No	No	No	Yes	Yes	Yes	Yes	No	Yes	No	No	Yes	Yes	No	No
Avalon at Mission Bay	None	Yes	Yes	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Mission Ridge	Some	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No
Avalon at Penasquitos Hills	None	No	No	No	No	No	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	No	No	Yes	Yes	No

DEVELOPMENT COMMUNITIES

Avalon at Crane Brook	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon at Glen Cove South	Some	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Grosvenor Station	All	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Steven’s Pond	All	No	Yes	No	Yes	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at the Pinehills	None	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon Darien	None	No	No	No	No	No	Yes	Yes	Yes	No	No	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon at Traville	None	No	Yes	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Milford I	None	Yes	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Run East II	None	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Pines I	None	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Chrystie Place I	None	Yes	Yes	No	No	No	Yes	No	No	No	No	No	Yes	No	No	Yes	Yes	Yes	Yes

(1) For the purpose of this table, Current Communities excludes communities held by unconsolidated real estate joint ventures.

Development Communities

As of February 27, 2004, we had eleven Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,493 apartment homes to our portfolio for a total capital cost, including land acquisition costs, of approximately $671,900,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

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

			Total
		Number of	capital
		apartment	cost(1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy(2)	completion	stabilization(3)
1.	Avalon at Grosvenor Station(4)
	North Bethesda, MD	497	$82.3	Q1 2002	Q3 2003	Q4 2004	Q2 2005
2.	Avalon at Glen Cove South
	Glen Cove, NY	256	62.6	Q3 2002	Q1 2004	Q2 2004	Q4 2004
3.	Avalon at Steven's Pond
	Saugus, MA	326	55.4	Q3 2002	Q1 2003	Q2 2004	Q4 2004
4.	Avalon Darien
	Darien, CT	189	43.6	Q4 2002	Q2 2003	Q3 2004	Q1 2005
5.	Avalon at Traville(5)
	North Potomac, MD	520	71.5	Q4 2002	Q3 2003	Q1 2005	Q3 2005
6.	Avalon Run East II
	Lawrenceville, NJ	312	49.3	Q2 2003	Q3 2004	Q1 2005	Q3 2005
7.	Avalon at Crane Brook
	Danvers & Peabody, MA	387	56.2	Q3 2003	Q3 2004	Q2 2005	Q4 2005
8.	Avalon Milford I
	Milford, CT	246	32.5	Q3 2003	Q3 2004	Q1 2005	Q3 2005
9.	Avalon Chrystie Place I(6)
	New York, NY	361	149.9	Q4 2003	Q3 2005	Q4 2005	Q2 2006
10.	Avalon at The Pinehills I
	Plymouth, MA	101	19.9	Q4 2003	Q4 2004	Q1 2005	Q3 2005
11.	Avalon Pines I
	Coram, NY	298	48.7	Q4 2003	Q1 2005	Q4 2005	Q2 2006

	Total	3,493	$671.9

(1)	Total capital cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with generally accepted accounting principles (“GAAP”), including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	The community is owned by a DownREIT partnership in which one of our wholly-owned subsidiaries is the general partner with a majority interest. This community is consolidated for financial reporting purposes.

(5)	This is a two-phase community for which construction of the second phase commenced in the second quarter of 2003.

(6)	This community is being financed under a joint venture structure with third-party financing, in which the community is owned by a limited liability company managed by one of our wholly-owned subsidiaries. The total capital cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a community facility. Our portion of the total capital cost of this joint venture is projected to be $30.0 million including community-based tax-exempt debt.

Redevelopment Communities

As of February 27, 2004, we had two communities under redevelopment. We expect the total capital cost to complete these communities, including the cost of acquisition, capital expenditures subsequent to acquisition and redevelopment, to be approximately $203,800,000, of which approximately $34,200,000 is the additional capital invested or expected to be invested during redevelopment and $5,800,000 has been invested since acquisition unrelated to redevelopment. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedules for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.

The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Acquisition	Total capital	Reconstruction	Reconstruction	restabilized
		homes	cost(1)	cost(2)	start	completion	operations(3)
1.	Avalon at Foxhall
	Washington, DC	308	$35.7	$43.8	Q4 2002	Q2 2004	Q4 2004
2.	Avalon at Prudential Center
	Boston, MA	781	133.9	160.0	Q4 2000	Q2 2006	Q4 2006

	Total	1,089	$169.6	$203.8

(1)	Acquisition cost includes capital expenditures subsequent to acquisition unrelated to redevelopment.

(2)	Total capital cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(3)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

As of February 27, 2004, we are considering the development of 40 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for 10 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 10,070 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At December 31, 2003, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $31,334,000 relating to Development Rights. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $81,358,000 are reflected as land held for development on the accompanying Consolidated Balance Sheets as of December 31, 2003.

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

22

Because we intend to limit the percentage of debt used to finance new developments, other financing alternatives may be required to help finance the development of those Development Rights scheduled to start construction after January 1, 2004.

Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of long-term stockholder value.

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or
•	if we undertake construction of any particular community, that we will complete construction at the total capital cost assumed in the financial projections in the following table.

The following presents a summary of the 40 Development Rights we are currently pursuing:

				Total
			Estimated	capital
			number	cost
	Location		of homes	($ millions) (1)
1.	Kirkland, WA	(2)	211	$50
2.	Danbury, CT	(2)	234	36
3.	Orange, CT	(2)	168	22
4.	Los Angeles, CA	(2)	309	63
5.	Bedford, MA	(2)	139	21
6.	Camarillo, CA	(2)	249	43
7.	San Francisco, CA		313	100
8.	Plymouth, MA Phase II		69	13
9.	Stratford, CT		146	23
10.	Newton, MA		240	60
11.	Hingham, MA		236	44
12.	Andover, MA		115	21
13.	Long Island City, NY Phase II and III		609	162
14.	Quincy, MA	(2)	148	24
15.	Milford, CT		284	41
16.	New York, NY Phase II		205	88
17.	Los Angeles, CA		123	36
18.	New Rochelle, NY Phase II and III		588	144
19.	Greenburgh, NY Phase II		766	120
20.	Glen Cove, NY	(2)	111	31
21.	Encino, CA		146	46
22.	Coram, NY Phase II	(2)	152	26
23.	Rockville, MD Phase II		196	28
24.	Wilton, CT		100	24
25.	Dublin, CA Phase I		304	72
26.	Sharon, MA		190	31
27.	Bellevue, WA		368	71
28.	Seattle, WA	(2)	194	50
29.	Norwalk, CT		312	63
30.	Danvers, MA		428	80
31.	Shrewsbury, MA		300	44
32.	Cohasset, MA		200	38
33.	Dublin, CA Phase II		200	47
34.	College Park, MD		320	44
35.	Oyster Bay, NY		273	69
36.	Yaphank, NY		270	41
37.	New York, NY Phase III		103	46
38.	West Haven, CT		170	23
39.	Dublin, CA Phase III		205	49
40.	Camarillo, CA		376	55

	Total		10,070	$2,089

(1)	Total capital cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

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

The occurrence of any of the events described above could adversely affect results of operations and our payment of distributions to our stockholders.

Construction costs are projected by us based on market conditions prevailing in the community’s market at the time our budgets are prepared and reflect changes to those market conditions that we anticipated at that time. Although we attempt to anticipate changes in market conditions, we cannot predict those changes with certainty. Construction costs have been increasing and, for some of our Development Communities, the total construction costs have been or are expected to be higher than the original budget. Total capital cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, determined in accordance with GAAP, including:

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

Capitalized Interest

In accordance with GAAP, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy. Interest that is incurred thereafter and allocated to a completed apartment home within the community is expensed. Capitalized interest during the years ended December 31, 2003 and 2002 totaled $24,709,000 and $29,937,000, respectively.

Recent Developments

Sales of Existing Communities. We seek to increase our geographical concentration in selected high barrier-to-entry markets where we believe we can:

•	apply sufficient market and management presence to enhance revenue growth;
•	reduce operating expenses; and
•	leverage management talent.

To achieve this increased concentration, we (i) sell assets that do not meet our long-term investment strategy due to product type, location or relative potential for future appreciation and (ii) redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a nontaxable, like-kind exchange transaction. We sold twelve communities, totaling 3,634 apartment homes, during the period from January 1, 2003 through February 27, 2004. Net proceeds from the sale of these assets were $396,518,000.

Land Acquisitions. We carefully select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2003, we acquired four land parcels for an aggregate purchase price of $17,730,000. The land parcels purchased, which are currently held for future development, are as follows:

			Estimated	Total
			number	capital
		Gross	of apartment	cost (1)	Date	Construction	Construction
		acres	homes	($ millions)	acquired	start(2)	completion(2)
1.	Avalon at Juanita Village (3)
	Kirkland, WA	2.9	211	$50	March 2003	Q1 2004	Q4 2005
2.	Avalon Pines II
	Coram, NY	16.0	152	26	March 2003	Q4 2004	Q1 2006
3.	Avalon at Bedford Center
	Bedford, MA	9.4	139	21	May 2003	Q3 2005	Q3 2006
4.	Avalon Glen Cove North(4)
	Glen Cove, NY	1.3	111	31	December 2003	Q4 2004	Q2 2006

	Total	29.6	613	$128

(1)	Total budgeted cost includes all capitalized costs projected to be incurred to develop the respective Development Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees determined in accordance with GAAP.

(2)	Future construction start and completion dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	The community expected to be built on this land parcel will be subject to a purchase agreement upon completion.

(4)	This land parcel is subject to a lease.

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

Many of our West Coast communities are located in the general vicinity of active earthquake faults. A large concentration of our communities lie near, and thus are susceptible to, the major fault lines in the San Francisco Bay Area, including the San Andreas fault and the Hayward fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In July 2003, we renewed our earthquake insurance. We have in place with respect to communities located in California, for any single occurrence and in the aggregate, $75,000,000 of coverage with a deductible per building equal to five percent of the insured value of that building. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California is subject to a $75,000,000 limit, except with respect to the state of Washington, for which the limit is $65,000,000. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence. In addition, up to an annual aggregate of $2,000,000, the next $400,000 of loss per occurrence outside California will be treated as an additional deductible.

Our annual general liability policy and workman’s compensation coverage was renewed on August 1, 2003. Although the insurance coverage provided for in the renewal policies did not materially change from the preceding year, the level of our deductible and premium costs has increased. Including the costs we estimate that we may incur as a result of deductibles, we expect the cost related to these insurance categories for the policy period from August 1, 2003 to July 31, 2004 to increase approximately $500,000 as compared to the prior period.

Our property insurance policy was scheduled to renew on November 1, 2003; however, in an effort to capitalize on declining insurance rates we elected to renew effective July 31, 2003 with an expiration date of February 1, 2005. Based on this renewal, we have seen a decline in insurance premiums for property coverage, which combined with the cost we may incur as a result of deductibles, will result in flat or declining overall insurance costs as compared to prior periods.

Just as with office buildings, transportation systems and government buildings, there have been recent reports that apartment communities could become targets of terrorism. In November 2002, Congress passed the Terrorism Risk Insurance Act (“TRIA”) which is designed to make terrorism insurance available. In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $200,000,000. Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIA, such as domestic-based terrorism. This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions. Our general liability policy provides TRIA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities.

Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of its presence regardless of whether we or the resident believe a health risk is present.

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

In March 2003, we renewed our Directors and Officers ("D&O") insurance. Since then, we have noted an increase in competition from new carriers entering the market and expanded capital capacity of existing carriers, resulting in a partial reversal of the significant premium increases experienced in recent years. We are currently renewing our coverage for the year beginning March 10, 2004 and expect our premium to decline approximately 10% to 12% from the prior coverage period. However, there can be no assurance that we will be able to renew on such favorable terms.

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

No matter was submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange (NYSE) and the Pacific Exchange (PCX) under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock on the NYSE for the years 2003 and 2002, as reported by the NYSE. On February 27, 2004 there were 745 holders of record of an aggregate of 71,145,602 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

	2003			2002
	Sales Price		Dividends	Sales Price		Dividends
	High	Low	declared	High	Low	declared
Quarter ended March 31	$40.31	$35.24	$0.70	$50.66	$44.44	$0.70

Quarter ended June 30	$44.45	$37.08	$0.70	$52.65	$45.66	$0.70

Quarter ended September 30	$48.00	$42.38	$0.70	$46.15	$40.48	$0.70

Quarter ended December 31	$49.71	$44.67	$0.70	$41.83	$36.72	$0.70

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

During the three months ended December 31, 2003, we issued 145,700 shares of common stock in exchange for 145,700 units of limited partnership held by certain limited partners of Avalon DownREIT V, L.P., Avalon Upper Falls, L.P. and Bay Pacific Northwest, L.P. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. We are relying on the exemption based on factual representations received from the limited partners who received these shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides historical consolidated financial, operating and other data for AvalonBay Communities, Inc. You should read the table with our Consolidated Financial Statements and the Notes included in this report. Dollars in thousands, except per share information.

	For the year ended
	12-31-03	12-31-02	12-31-01	12-31-00	12-31-99
Revenue:
Rental and other income	$608,720	$587,385	$581,810	$521,402	$463,247
Management, development and other fees	931	2,145	1,386	1,107	1,223

Total revenue	609,651	589,530	583,196	522,509	464,470

Expenses:
Operating expenses, excluding property taxes	177,814	160,844	144,845	130,599	124,039
Property taxes	57,555	52,269	47,295	42,238	38,902
Interest expense	134,911	119,666	101,170	81,071	72,461
Depreciation expense	151,454	134,939	119,875	112,192	101,117
General and administrative expense	13,734	13,449	14,705	13,013	9,592
Non-recurring items	—	—	—	—	16,782
Impairment loss	—	6,800	—	—	—

Total expenses	535,468	487,967	427,890	379,113	362,893

Equity in income of unconsolidated entities	25,535	55	856	2,428	2,867
Interest income	3,440	3,978	6,823	4,764	7,362
Venture partner interest in profit-sharing	(1,688)	(857)	1,158	—	—
Minority interest in consolidated partnerships	(999)	(914)	(997)	(1,086)	(1,231)

Income before gain on sale of communities	100,471	103,825	163,146	149,502	110,575
Gain on sale of communities	—	—	62,852	40,779	47,093

Income from continuing operations	100,471	103,825	225,998	190,281	157,668

Discontinued operations:
Income from discontinued operations	10,064	20,900	22,999	20,323	14,608
Gain on sale of communities	160,990	48,893	—	—	—

Total discontinued operations	171,054	69,793	22,999	20,323	14,608

Net income	271,525	173,618	248,997	210,604	172,276
Dividends attributable to preferred stock (1)	(10,744)	(17,896)	(40,035)	(39,779)	(39,779)

Net income available to common stockholders (1)	$260,781	$155,722	$208,962	$170,825	$132,497

Per Common Share and Share Information:

Earnings per common share - basic
Income from continuing operations	$1.32	$1.24	$2.72	$2.27	$1.82
(net of dividends attributable to preferred stock)
Discontinued operations	$2.48	$1.02	$0.36	$0.31	$0.23
Net income available to common stockholders (1)	$3.80	$2.26	$3.08	$2.58	$2.05
Weighted average common shares outstanding - basic	68,559,657	68,772,139	67,842,752	66,309,707	64,724,799

Earnings per common share - diluted
Income from continuing operations	$1.30	$1.23	$2.66	$2.22	$1.80
(net of dividends attributable to preferred stock)
Discontinued operations	$2.43	$1.00	$0.36	$0.31	$0.23
Net income available to common stockholders (1)	$3.73	$2.23	$3.02	$2.53	$2.03
Weighted average common shares outstanding - diluted	70,203,467	70,674,211	69,781,719	68,140,998	66,110,664

Cash dividends declared	$2.80	$2.80	$2.56	$2.24	$2.06

	For the year ended
	12-31-03	12-31-02	12-31-01	12-31-00	12-31-99
Other Information:
Net income	$271,525	$173,618	$248,997	$210,604	$172,276
Depreciation - continuing operations	151,454	134,939	119,875	112,192	101,117
Depreciation - discontinued operations	2,342	9,538	10,204	10,418	8,642
Interest expense - continuing operations	134,911	119,666	101,170	81,071	72,461
Interest expense - discontinued operations	1,106	1,716	2,033	2,538	2,238
Interest income	(3,440)	(3,978)	(6,823)	(4,764)	(7,362)

EBITDA(2)	$557,898	$435,499	$475,456	$412,059	$349,372

Funds from Operations(3)	$229,332	$251,410	$275,755	$252,013	$196,058
Number of Current Communities(4)	131	137	126	126	122
Number of apartment homes	38,504	40,179	37,228	37,147	36,008

Balance Sheet Information:
Real estate, before accumulated depreciation	$5,431,757	$5,369,453	$4,837,869	$4,535,969	$4,266,426
Total assets	$4,909,582	$4,950,835	$4,664,289	$4,397,255	$4,154,662
Notes payable and unsecured credit facilities	$2,337,817	$2,471,163	$2,082,769	$1,729,924	$1,593,647

Cash Flow Information:
Net cash flows provided by operating activities	$239,815	$307,810	$320,528	$302,083	$251,779
Net cash flows provided by (used in) investing activities	$33,935	$(435,796)	$(274,941)	$(258,155)	$(236,687)
Net cash flows provided by (used in) financing activities	$(279,465)	$68,008	$(29,909)	$5,685	$(16,361)

Notes to Selected Financial Data

(1)	In 2003, the Securities and Exchange Commission clarified Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The clarification of Topic D-42 was effective in the first fiscal period ending after September 15, 2003, and was to be applied retroactively. As such, we have revised our historical 2001 results of operations to reflect the initial offering costs as additional dividends attributable to preferred stock in the amount of $7,538, which reduced earnings per common share — basic and earnings per common share — diluted by $0.11 and $0.10, respectively.

(2)	EBITDA is defined by us as net income before interest income and expense, income taxes, depreciation and amortization from both continuing and discontinued operations. Under this definition, which complies with the rules and regulations of the Securities and Exchange Commission, EBITDA includes gains on sale of assets and gain on sale of partnership interests. Management generally considers EBITDA to be an appropriate supplemental measure to net income of our operating performance because it helps investors to understand our ability to incur and service debt and to make capital expenditures. EBITDA should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles, or “GAAP”), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of EBITDA may not be comparable to EBITDA as calculated by other companies.

(3)	We generally consider Funds from Operations, or “FFO,” to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report. Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts®, (“NAREIT”), we calculate FFO as net income or loss computed in accordance with GAAP, adjusted for:

•	gains or losses on sales of property;
•	extraordinary gains or losses (as defined by GAAP);
•	depreciation of real estate assets; and
•	adjustments for unconsolidated partnerships and joint ventures.

Effective January 1, 2003, we no longer add back impairment losses when calculating FFO pursuant to NAREIT’s clarified FFO definition. As a result, FFO for 2002 has been reduced from amounts previously reported to reflect $6,800 of asset impairment losses recognized in 2002. In addition, FFO for 2001 has been reduced from amounts previously reported to reflect the inital offering costs as additional dividends attributable to preferred stock as discussed in note (1) above. FFO does not represent net income in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO. The following is a reconciliation of net income to FFO:

	For the year ended
	12-31-03	12-31-02	12-31-01	12-31-00	12-31-99
Net income	$271,525	$173,618	$248,997	$210,604	$172,276
Dividends attributable to preferred stock	(10,744)	(17,896)	(40,035)	(39,779)	(39,779)
Depreciation – real estate assets, including discontinued operations	150,706	141,659	126,984	119,416	107,928
Joint venture adjustments, including the gain on sale of a community	(22,428)	1,321	1,102	792	751
Minority interest expense, including discontinued operations	1,263	1,601	1,559	1,759	1,975
Gain on sale of communities	(160,990)	(48,893)	(62,852)	(40,779)	(47,093)

Funds from Operations attributable to common stockholders	$229,332	$251,410	$275,755	$252,013	$196,058

Weighted average common shares outstanding – diluted	70,203,467	70,674,211	69,781,719	68,140,998	66,110,664
FFO per common share – diluted	$3.27	$3.55	$3.95	$3.70	$2.97

FFO also does not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. A presentation of GAAP based cash flow metrics is provided in “Cash Flow Information” in the table on the previous page.

(4)	Current Communities consist of all communities other than those which are still under construction and have not received a certificate of occupancy.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a real estate investment trust, or REIT, incorporated in the state of Maryland and focused on the ownership and operation of apartment communities in high barrier-to-entry markets of the United States. As of December 31, 2003, we had 131 current operating communities, which are the primary contributors to our overall operating performance. The net operating income of these communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, which drives our rental rates and occupancy levels, and is affected by our ability to control operating costs. Our overall operating performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired apartment communities. We create long-term shareholder value by accessing capital on cost effective terms, deploying that capital to develop, redevelop and acquire apartment communities in high barrier-to-entry markets, operating apartments and selling communities when they no longer meet our long-term investment strategy and when market conditions are favorable.

This report, including the following discussion and analysis of our financial condition and results of operations, contains forward-looking statements that predict or indicate future events and trends that do not report historical matters. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors set forth on page 54 of this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes included elsewhere in this report.

Business Description and Community Information Overview

We believe that apartment communities present an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base should result in relatively stable demand over a real estate cycle. We intend to continue to pursue real estate investments in markets where constraints to new supply exist, and where new household formations are expected to out-pace multifamily permit activity over the course of the real estate cycle. Barriers-to-entry in our markets generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply. We evaluate the appropriate allocation of product type within our individual markets, which are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States, to ensure that our product mix will perform at a high level and achieve our portfolio objectives. Our strategy is to more deeply penetrate these markets with a broad range of products (which is currently primarily upscale apartment communities) and services, with an intense focus on our customer. A substantial majority of our current communities are upscale (commanding among the highest rents in their submarkets). We also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points consistent with our goal to offer a broad range of products and services. We believe that lower housing affordability and the limited new supply of apartment homes in our markets will result in a higher propensity to rent and larger increases in cash flows relative to other markets over an entire business cycle.

However, we believe we are toward the end of a period of the business cycle where rents have been resetting to lower levels, resulting in a decline in cash flows in 2003 as compared to prior years. A number of our markets experienced economic contraction due to job losses in 2002 and 2003, particularly in the technology, telecom and financial services sectors. This has resulted in continued weak apartment market fundamentals as reflected in declining rental rates. However, the rate of decline has been diminishing, and we expect 2004 to be a year of transition. An improving economy with modest job growth is anticipated in 2004, which should result in the stabilization of apartment market fundamentals and an improved demand and supply balance during the year. Although we do not expect this to result in revenue growth for our current operating communities in 2004, it should curtail the significant declines in revenue that those communities experienced over the last two years.

With the expected transition of apartment fundamentals, we are preparing for a transition in certain aspects of our business activity. With our in-house capabilities and expertise we believe we are well positioned to continue to pursue opportunities to develop, acquire and operate apartment homes in our target markets. However, the level of development or acquisition volume, or disposition activity, is heavily influenced by capital and real estate market conditions. During 2003, in response to capital markets conditions and strong apartment demand, we curtailed development and acquisition activity and increased our disposition activity. We sold assets that did not meet our long-term investment criteria in markets where there was strong relative demand by investors in apartment communities. This allowed us to realize a portion of the value created over the past business cycle, and provided additional liquidity. In 2004, we plan to continue our disposition activity, although at a reduced level, and expect to increase development and acquisition volume.

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development (“Development Communities”), and Development Rights (i.e., land or land options held for development), as further described in Item 2 of this report. Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities. Established Communities are generally operating communities that were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, which allows the performance of these communities and the markets in which they are located to be compared and monitored between years. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and operating expenses as of the beginning of the current year, but had not achieved stabilization as of the beginning of the prior year. Lease-Up Communities consist of communities where construction is complete but stabilization has not been achieved. Redevelopment Communities consist of communities where substantial redevelopment is in progress or is planned to begin during the current year. A more detailed description of our reportable segments and other related operating information can be found in Note 9, “Segment Reporting,” of our Consolidated Financial Statements.

Although each of these categories is important to our business, we generally evaluate overall operating, industry and market trends based on the operating results of Established Communities, for which a detailed discussion can be found in “Results of Operations” as part of our discussion of overall operating results. We evaluate our current and future cash needs and future operating potential based on acquisition, disposition, development, redevelopment and financing activities within Other Stabilized, Redevelopment and Development Communities, for which detailed discussions can be found in “Liquidity and Capital Resources.”

As of December 31, 2003, we owned or held an ownership interest in 142 apartment communities containing 41,997 apartment homes in ten states and the District of Columbia, of which eleven communities were under construction and two communities were under reconstruction. In addition, we owned a direct or indirect ownership interest in Development Rights to develop an additional 40 communities that, if developed in the manner expected, will contain an estimated 10,070 apartment homes.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, resulting in a different presentation of our financial statements. Below is a discussion of accounting policies that we consider critical, in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain, and are critical to an understanding of our financial condition and operating results. As a REIT that owns, operates and develops apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization, asset impairment evaluation and REIT status. A discussion of all of our accounting policies, including further discussion of the critical accounting policies described below, can be found in Note 1, “Organization and Significant Accounting Policies” of our Consolidated Financial Statements.

Revenue Recognition

Rental income related to leases is recognized on an accrual basis when due from residents in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” In accordance with our standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease – generally one year. A discussion regarding the impact of cash concessions on rental revenue for Established Communities can be found in “Results of Operations.”

Cost Capitalization

We capitalize costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) beginning when active development commences until the asset, or a portion of the asset, is delivered and is ready for its intended use, which is generally indicated by the issuance of a certificate of occupancy. We capitalize costs during redevelopment of apartment homes (including interest and related loan fees, property taxes and other direct and indirect costs) beginning when an apartment home is taken out-of-service for redevelopment until the apartment home redevelopment is completed and the apartment home is available for a new resident.

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

We generally capitalize only non-recurring expenditures. We capitalize improvements and upgrades only if the item: (i) exceeds $15,000; (ii) extends the useful life of the asset; and (iii) is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include: (i) carpet and appliance replacements; (ii) floor coverings; (iii) interior painting; and (iv) other redecorating costs. Because we expense carpet replacements, our expense levels and volatility are greatest in the third quarter of each year following our peak summer leasing period. We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense replacements of personal property.

In 2003, 2002 and 2001, the amounts capitalized (excluding land costs) related to acquisitions, development and redevelopment were $296,764,000, $457,851,000 and $401,359,000, respectively. For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $11,064,000 or $333 per apartment home in 2003, $10,214,000 or $302 per apartment home in 2002 and $7,967,000 or $251 per apartment home in 2001. In addition, revenue generating capital expenditures, such as water sub-metering equipment and cable installations, were $529,000, $697,000 and $1,675,000, in 2003, 2002 and 2001, respectively. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities was $1,262 in 2003, $1,224 in 2002 and $1,196 in 2001. We anticipate that capitalized costs and expensed maintenance costs per apartment home will gradually increase as the average age of our communities increases, and expensed maintenance costs will fluctuate with turnover.

Asset Impairment Evaluation

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

We account for our investments in technology companies in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” If there is an event or change in circumstance that indicates a loss in the value of an investment, we record the loss and reduce the value of the investment to its fair value. Due to the nature of these investments, an impairment in value can be difficult to determine.

REIT Status

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Results of Operations

Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to market conditions, net operating income derived from acquisitions and development completions, the loss of net operating income related to disposed communities and capital market, disposition and financing activity. A comparison of our operating results for the years 2003, 2002 and 2001 follows (dollars in thousands):

	2003	2002	$ Change	% Change	2002	2001	$ Change	% Change
Revenue:
Rental and other income	$608,720	$587,385	$21,335	3.6%	$587,385	$581,810	$5,575	1.0%
Management, development and other fees	931	2,145	(1,214)	(56.6%)	2,145	1,386	759	54.8%

Total revenue	609,651	589,530	20,121	3.4%	589,530	583,196	6,334	1.1%

Expenses:
Direct property operating expenses, excluding property taxes	146,647	130,293	16,354	12.6%	130,293	113,040	17,253	15.3%
Property taxes	57,555	52,269	5,286	10.1%	52,269	47,295	4,974	10.5%

Total community operating expenses	204,202	182,562	21,640	11.9%	182,562	160,335	22,227	13.9%

Net operating income	405,449	406,968	(1,519)	(0.4%)	406,968	422,861	(15,893)	(3.8%)

Corporate-level property management and other indirect operating expenses	31,167	30,551	616	2.0%	30,551	31,805	(1,254)	(3.9%)
Interest expense	134,911	119,666	15,245	12.7%	119,666	101,170	18,496	18.3%
Depreciation expense	151,454	134,939	16,515	12.2%	134,939	119,875	15,064	12.6%
General and administrative expense	13,734	13,449	285	2.1%	13,449	14,705	(1,256)	(8.5%)
Impairment loss	—	6,800	(6,800)	(100.0%)	6,800	—	6,800	100.0%

Total other expenses	331,266	305,405	25,861	8.5%	305,405	267,555	37,850	14.1%

Equity in income of unconsolidated entities	25,535	55	25,480	n/a	55	856	(801)	(93.6%)
Interest income	3,440	3,978	(538)	(13.5%)	3,978	6,823	(2,845)	(41.7%)
Venture partner interest in profit-sharing	(1,688)	(857)	(831)	97.0%	(857)	1,158	(2,015)	(174.0%)
Minority interest in consolidated partnerships	(999)	(914)	(85)	9.3%	(914)	(997)	83	(8.3%)

Income before gain on sale of communities	100,471	103,825	(3,354)	(3.2%)	103,825	163,146	(59,321)	(36.4%)
Gain on sale of communities	—	—	—	—	—	62,852	(62,852)	(100.0%)

Income from continuing operations	100,471	103,825	(3,354)	(3.2%)	103,825	225,998	(122,173)	(54.1%)

Discontinued operations:
Income from discontinued operations	10,064	20,900	(10,836)	(51.8%)	20,900	22,999	(2,099)	(9.1%)
Gain on sale of communities	160,990	48,893	112,097	229.3%	48,893	—	48,893	100.0%

Total discontinued operations	171,054	69,793	101,261	145.1%	69,793	22,999	46,794	203.5%

Net income	271,525	173,618	97,907	56.4%	173,618	248,997	(75,379)	(30.3%)
Dividends attributable to preferred stock	(10,744)	(17,896)	7,152	(40.0%)	(17,896)	(40,035)	22,139	(55.3%)

Net income available to common stockholders	$260,781	$155,722	$105,059	67.5%	$155,722	$208,962	$(53,240)	(25.5%)

Net income available to common stockholders increased $105,059,000 (67.5%) to $260,781,000 for the year ended December 31, 2003. This increase is primarily attributable to gains on sales of communities, including gains reflected in equity in income of unconsolidated entities, and the absence of impairment losses in 2003, partially offset by a decline in net operating income from our Established Communities, the absence of business interruption insurance proceeds received in 2002 and increases in interest and depreciation expense. Net income available to common stockholders decreased by $53,240,000 (25.5%) to $155,722,000 in 2002 due to fewer gains on sales of communities in 2002 and impairment losses recognized in 2002, coupled with a decline in net operating income from our Established Communities and increases in interest and depreciation, partially offset by a decrease in dividends attributable to preferred stock.

Net operating income (“NOI”) is defined by us as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, impairment losses, equity in income of unconsolidated entities, minority interest in consolidated partnerships, venture partner interest in profit-sharing, depreciation expense, gain on sale of communities and income from discontinued operations. We believe that NOI is an important and appropriate supplemental measure to net income of the operating performance of our communities because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level costs. This is more reflective of the operating performance of a community, and allows for an easier comparison of the operating performance of single assets or groups of assets. In addition, because prospective buyers of real estate have different overhead structures, with varying marginal impact to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for the three years ending December 31, 2003, along with a reconciliation to net income, is provided in the preceding table.

The NOI decreases of $1,519,000 and $15,893,000 for the years ended December 31, 2003 and 2002, respectively, as compared to the prior years consist of changes in the following categories:

	2003	2002
	Increase (Decrease)	Increase (Decrease)
Established Communities	$(27,719,000)	$(34,380,000)
Other Stabilized Communities	8,870,000	(871,000)
Development and Redevelopment Communities	18,450,000	18,526,000
Non-allocated	(1,120,000)	832,000

Total	$(1,519,000)	$(15,893,000)

The NOI decreases in Established Communities were largely due to the effects of the weakened economy in many of our submarkets. The continued impact of job losses in many of our submarkets, in addition to strong single-family home sales, have aggravated a weak demand environment, causing market rental rates to decline in order to keep occupancies stable. Economic forecasts project modest job growth in our submarkets in 2004, and we therefore expect apartment market fundamentals to stabilize during the year. Although the rate of decline in the apartment market fundamentals is diminishing, which should curtail the significant declines in revenue that our Established Communities have experienced over the last two years, we expect our Established Communities revenue to decline as much as 2.0% in 2004 as compared to 2003 and operating expenses, particularly related to property taxes, to continue to increase up to 3.0% in 2004, resulting in continued year over year declines in our Established Communities NOI of up to 4.0% for 2004.

Rental and other income increased in both 2003 and 2002 due to rental income generated from communities acquired in 2002 and newly developed communities, partially offset by declines in effective rental rates and business interruption proceeds. While we expect apartment fundamentals to stabilize in 2004 with modest job growth in our markets, there is typically a three to six month lag between improvements in job growth and improvements in operating performance.

Overall Portfolio – The weighted average number of occupied apartment homes increased to 33,842 apartment homes for 2003 as compared to 31,694 apartment homes for 2002 and 31,131 in 2001. This change is primarily the result of increased homes available from communities acquired in 2002 and newly developed communities, partially offset by communities sold in 2002 and 2003. The weighted average monthly revenue per occupied apartment home decreased to $1,496 in 2003 as compared to $1,528 in 2002 and $1,550 in 2001 primarily due to the weakened demand in certain of our submarkets.

Established Communities – Rental revenue decreased $20,424,000 (4.3%) in 2003 and $28,400,000 (6.2%) in 2002. These decreases are due to declining effective rental rates, partially offset by a slight increase in economic occupancy in 2003. For 2003, the weighted average monthly revenue per occupied apartment home decreased (4.5%) to $1,437 compared to $1,505 for 2002, partially due to increased concessions granted in the latter half of 2002 and during 2003. The average economic occupancy increased from 93.6% in 2002 to 93.8% in 2003. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. We expect rental income for Established Communities to decline as much as 2.0% in 2004 as compared to 2003.

Although most of our markets have experienced weak demand caused by job losses, low mortgage rates and shifting demographics, rental income from Established Communities has been impacted the most by significant declines in average rental rates in certain Northern California and Northeast submarkets. Northern California, which accounted for approximately 31.0% of Established Community rental revenue in 2003, experienced a decline in rental revenue (7.6%) in 2003 as compared to 2002, partially related to the continued impact of job losses in the technology sector. Although economic occupancy in Northern California increased in 2003 as compared to 2002, average rental rates dropped 8.9% from $1,547 to $1,410.

The Northeast region accounted for approximately 33.7% of Established Community rental revenue during 2003 and has also experienced a decline in rental revenue (3.7%) in 2003 as compared to 2002, primarily the result of job losses in the financial services sector. Average rental rates dropped 3.6% from $1,876 to $1,808 in 2003 as compared to 2002, and economic occupancy remained flat during those same periods.

In accordance with GAAP, cash concessions are amortized as an offset to rental revenue over the approximate lease term, which is generally one year. However, we consider rental revenue with concessions stated on a cash basis to be a supplemental measure to rental revenue in conformity with GAAP in helping investors to evaluate the impact of both current and historical concessions on GAAP based rental revenue and to more readily enable comparisons to revenue as reported by other companies. In addition, rental revenue with concessions stated on a cash basis allows an investor to understand the historical trend in cash concessions, which is an indicator of current rental market conditions. The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the years ended December 31, 2003 and 2002 (dollars in thousands). Information for the year ended December 31, 2001 is not presented as Established Community classification is not applicable prior to January 1, 2002. See Note 9. “Segment Reporting” of our Consolidated Financial Statements.

	For the year ended
	12-31-03	12-31-02
Rental revenue (GAAP basis)	$450,000	$470,424
Concessions amortized	12,433	6,356
Concessions granted	(14,817)	(9,605)

Rental revenue adjusted to state concessions on a cash basis	$447,616	$467,175

Year-over-year % change — GAAP revenue	(4.3%)	n/a

Year-over-year % change — cash concession based revenue	(4.2%)	n/a

Concessions granted per move-in for Established Communities averaged $848 during 2003, an increase of 104.8% from $414 in 2002. Concessions granted increased during 2003 as compared to 2002 primarily due to declining market conditions and a weak demand environment. We expect the high concessionary environment to continue into 2004.

Management, development and other fees decreased during 2003 and increased during 2002 primarily due to the recognition in 2002 of $711,000 in construction management fees in connection with the redevelopment of a community owned by a limited liability company in which we have a membership interest. In addition, we managed fewer communities in 2003 as compared to prior years.

Direct property operating expenses, excluding property taxes increased in both 2003 and 2002 due to the addition of recently developed and redeveloped apartment homes and communities acquired in 2002, coupled with increased expenses due to inclement weather, insurance and bad debt expenses. In the first half of 2003, severe winter weather, primarily in the Northeast and Mid-Atlantic, increased snow removal and utility costs by approximately $1,440,000. In addition, insurance expense has increased over the past two years as the insurance and reinsurance markets have deteriorated, resulting in higher insurance costs for the entire real estate sector. Recently property insurance rates began to decline. To benefit from declining rates, we completed an early renewal of our property insurance policy effective July 31, 2003. Accordingly, we expect a decline in property insurance premiums, which will result in flat or declining overall insurance costs for 2004 as compared to prior year periods. Bad debt expense has increased as a direct result of the continued impact of job losses and the weakened economy.

For Established Communities, direct property operating expenses, excluding property taxes, increased $5,724,000 (6.1%) to $99,853,000 in 2003 due to inclement weather, insurance and bad debt discussed above. During 2002, operating expenses increased $5,227,000 (6.5%) due to the increases in insurance, marketing and bad debt expenses. We expect expense growth to moderate in 2004 due to reduced property insurance costs and bad debt expenses.

Property taxes increased in both 2003 and 2002 due to overall higher assessments and the addition of newly developed and redeveloped apartment homes.

For Established Communities, property taxes increased in 2003 and 2002 by $1,470,000 and $879,000, respectively, primarily due to higher assessments throughout all regions. We expect property taxes to increase during 2004 as local jurisdictions look for additional revenue sources to balance budgets. We manage property tax increases internally and appeal increases when appropriate.

Corporate-level property management and other indirect operating expenses increased in 2003 as a result of increased legal expenses due to construction litigation relating to a community that has completed development, partially offset by the absence of costs associated with the implementation of a new property management leasing system in 2002 and a decrease in abandoned pursuit costs. During 2002, corporate-level property management and other indirect operating expenses decreased as a result of executive separation costs that were recognized in 2001 but not in 2002, partially offset by an increase in abandoned pursuit costs. Abandoned pursuit costs related to Development Rights which are not probable for future development decreased $1,620,000 from $2,800,000 in 2002 to $1,180,000 in 2003. We expect corporate-level property management and other indirect operating expenses to increase in 2004 due to additional compensation costs, including growth due to the addition of newly developed communities and the expensing of options.

Interest expense increased in both 2003 and 2002 primarily due to the issuance in late 2002 of unsecured notes and higher average outstanding balances on our unsecured credit facility, partially offset by the repayment of certain unsecured notes and overall lower interest rates on both short-term and long-term borrowings.

Depreciation expense increased in both 2003 and 2002 primarily due to 2002 acquisitions and completion of development or redevelopment activities.

General and administrative expense (“G&A”) increased in 2003 primarily as a result of an increase in our directors and officers (“D&O”) insurance, which we renewed in March 2003. In the past year, the D&O market has experienced increased and high profile claim activity resulting in higher insurance premiums. G&A decreased in 2002 as a result of additional compensation expense recognized in 2001 due to the retirement of a senior executive. Unfilled positions and lower incentive compensation also contributed to the decrease in 2002. We expect G&A to increase up to 15.0% in 2004 due to higher compensation expense and additional internal audit and corporate governance costs.

Impairment loss of $6,800,000 was recorded during 2002 related to two land parcels that were determined not likely to proceed to development and therefore were planned for disposition. No impairment losses were recorded in either 2003 or 2001.

Equity in income of unconsolidated entities increased in 2003 primarily due to our $23,448,000 share of the gain recognized on the sale of a community accounted for under the equity method in which we held a 50% interest. During 2002, equity in income of unconsolidated entities decreased primarily due to losses recorded for an investment in a technology company accounted for under the equity method.

Interest income decreased in 2003 and 2002 due to lower average cash balances invested and lower interest rates.

Venture partner interest in profit-sharing represents the income allocated to our venture partner in a profit-sharing arrangement as discussed in Note 6, “Investments in Unconsolidated Entities,” of our Consolidated Financial Statements. The reduction in income/increase in expense in both years are due to increases in the net income of the underlying real estate as the related community moved out of the initial lease-up phase and achieved stabilization.

Income from discontinued operations represents the net income generated by communities held for sale as of December 31, 2003 and communities sold during the period from January 1, 2002 through December 31, 2003. The decreases in both years are primarily due to the sale of one community in 2002 and eleven communities in 2003.

Gain on sale of communities, including discontinued operations, of $160,990,000, $48,893,000 and $62,852,000 were realized in 2003, 2002 and 2001, respectively. The amount of gains realized depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area. The large gains on sales of communities reflect our strategy to sell assets in a transactional market environment where buyers are offering prices that are historically high relative to current operating cash flow provided by these communities. We believe this is reflective of a broader trend in the capital markets, where investments with relatively secure yields and growth potential are being valued more highly than in prior years. A partial reversal of these trends could occur if long-term interest rates rise significantly. We expect aggregate gains on community sales to decline in 2004 as we sell fewer assets.

Dividends attributable to preferred stock decreased in both 2003 and 2002, primarily as a result of several preferred stock redemptions during 2002 and 2003. In addition, in response to the Securities and Exchange Commission clarification of Emerging Issues Task Force (“EITF”)Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” we have revised the presentation of our 2003 and 2001 operating results to include the initial offering costs as additional dividends of $280,000 and $7,538,000, respectively.

Funds from Operations (“FFO”) is considered an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in our Consolidated Financial Statements. For a more detailed discussion and presentation of FFO, see “Selected Financial Data,” included in Item 6 of this report.

Liquidity and Capital Resources

The primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by: (i) the number of apartment homes currently owned, (ii) rental rates, (iii) occupancy levels and (iv) operating expenses with respect to apartment homes. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, particularly to changes in interest rates. Changes in the capital markets environment, such as changes in interest rates, affect our plans for development, redevelopment, acquisition and disposition activity.

Cash and cash equivalents totaled $7,196,000 at December 31, 2003, a decrease of $5,715,000 from $12,911,000 on December 31, 2002. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities – Net cash provided by operating activities decreased to $239,815,000 in 2003 from $307,810,000 in 2002, primarily due to the absence of business interruption insurance proceeds and changes in NOI from Established Communities as discussed earlier in this report, coupled with the timing of payment of our property insurance premiums.

Investing Activities – Net cash provided by investing activities of $33,935,000 in 2003 related to proceeds from asset dispositions, partially offset by investments in assets through development and redevelopment of apartment communities. During 2003, we invested $369,387,000 in the purchase and development of real estate and capital expenditures:

•	We began the development of seven new communities. These communities, if developed as expected, will contain a total of 2,025 apartment homes, and the total capital cost, including land acquisition costs, is projected to be approximately $399,200,000. We also completed the development of seven communities containing a total of 1,959 apartment homes for a total capital cost, including land acquisition cost, of $372,700,000.

•	We had capital expenditures relating to current communities’ real estate assets of $11,593,000 and non-real estate capital expenditures of $274,000.

In addition, we sold twelve communities and one land parcel in 2003, including one community previously held through an equity investment, generating net proceeds of $403,118,000. These proceeds are being used to develop new communities and to partially repay amounts outstanding under our variable rate unsecured credit facility, which is discussed below.

Financing Activities – Net cash used in financing activities totaled $279,465,000 for the year ended December 31, 2003, primarily due to the redemption of preferred stock, dividends paid, repayment of certain unsecured notes and common stock repurchases, partially offset by an increase in borrowings under our unsecured credit facility, the issuance of mortgage notes payable and an issuance of common stock. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” of our Consolidated Financial Statements, for additional information.

We regularly review our liquidity needs, the adequacy of cash flow from operations, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

•	normal recurring operating expenses;
•	debt service and maturity payments;
•	preferred stock dividends and DownREIT partnership unit distributions;
•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986;
•	opportunities for the acquisition of improved property; and
•	development and redevelopment activity in which we are currently engaged.

We anticipate that we can fully satisfy these needs from a combination of cash flows provided by operating activities, proceeds from asset dispositions and borrowing capacity under our variable rate unsecured credit facility.

Variable Rate Unsecured Credit Facility

We have a $500,000,000 revolving variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks. Under the terms of the credit facility, if we elect to increase the facility by up to an additional $150,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.60% per annum (1.70% on February 27, 2004). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had $125,000,000 outstanding under this competitive bid option at February 27, 2004 priced at LIBOR plus 0.39%, or 1.48%. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The existing facility matures in May 2004, unless we exercise a one-year renewal at our option. We expect to renegotiate this facility prior to maturity without exercising the renewal option, however there can be no assurance that the renegotiation will occur. At February 27, 2004, $230,100,000 was outstanding, $22,304,000 was used to provide letters of credit and $247,596,000 was available for borrowing under the unsecured credit facility.

Future Financing and Capital Needs – Debt Maturities

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

In February 2004, $125,000,000 in unsecured notes with an annual interest rate of 6.58% matured and was repaid with proceeds drawn under our unsecured credit facility. In addition, we repaid $11,381,000 in fixed rate mortgage debt secured by a current community, along with any unpaid interest, prior to its scheduled maturity of August 2004. No prepayment penalties were incurred.

Also in February 2004, we had credit enhancements, including interest rate swaps, on approximately $87,380,000 of our variable rate, tax-exempt debt that expired according to the original terms and that have not been extended. However, we have replaced the credit enhancements on this debt, including replacing the interest rate swaps with interest rate caps ranging from 6.7% to 9.0%. The underlying debt has a weighted average variable interest rate (exclusive of credit enhancement fees, facility fees, trustees’ fees, etc.) of 0.9% as of February 27, 2004, which has been capped at a weighted average interest rate of 7.6% through the interest rate caps. The credit enhancements, including the interest rate caps, mature in 2014.

The following table details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at December 31, 2003 (dollars in thousands):

	All-in interest	Principal maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-02	12-31-03		2004	2005	2006	2007	2008	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Foxchase I	5.88%	Nov-2007	$16,800	$16,800	(2)	$—	$—	$—	$16,800	$—	$—
Avalon at Foxchase II	5.88%	Nov-2007	9,600	9,600	(2)	—	—	—	9,600	—	—
Fairway Glen	5.88%	Nov-2007	9,580	9,580	(2)	—	—	—	9,580	—	—
CountryBrook	6.30%	Mar-2012	18,124	17,628		528	562	599	638	679	14,622
Waterford	5.88%	Aug-2014	33,100	33,100	(2)	—	—	—	—	—	33,100
Avalon at Mountain View	5.88%	Mar-2017	18,300	18,300	(2)	—	—	—	—	—	18,300
Avalon at Dulles (5)	7.04%	Jul-2024	12,360	—		—	—	—	—	—	—
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	17,743	17,345		425	455	485	518	555	14,907
Avalon at Lexington	6.56%	Feb-2025	13,784	13,477		326	347	368	391	415	11,630
Avalon at Nob Hill	5.80%	Jun-2025	19,457	19,149	(2)	331	355	380	408	437	17,238
Avalon Campbell	6.48%	Jun-2025	35,749	35,065	(2)	733	786	843	904	969	30,830
Avalon Pacifica	6.48%	Jun-2025	16,216	15,906	(2)	332	356	382	410	440	13,986
Avalon Knoll	6.95%	Jun-2026	12,978	12,748		246	263	282	302	324	11,331
Avalon Landing	6.85%	Jun-2026	6,417	6,301		124	132	142	152	162	5,589
Avalon Fields	7.05%	May-2027	11,286	11,106		193	207	222	239	256	9,989
Avalon West	7.73%	Dec-2036	8,461	8,396		70	75	80	85	91	7,995
Avalon Oaks	7.45%	Feb-2041	17,628	17,530		104	112	120	128	138	16,928
Avalon Oaks West	7.48%	Apr-2043	—	17,336		96	103	110	117	125	16,785

			287,363	289,147		3,508	3,753	4,013	40,272	4,591	233,010
Variable rate (4)
Avalon at Laguna Niguel	2.55%	Mar-2009	10,400	10,400		—	—	—	—	—	10,400
The Promenade	3.08%	Jan-2010	33,670	33,185		522	562	605	652	701	30,143
Avalon at Mission Viejo	2.33%	Jun-2025	7,151	7,039	(3)	121	129	139	149	160	6,341
Avalon Devonshire (5)	—	Dec-2025	27,305	—		—	—	—	—	—	—
Avalon Greenbriar	2.40%	May-2026	18,755	18,755		—	—	—	—	—	18,755
Avalon at Fairway Hills I	2.08%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			108,781	80,879		643	691	744	801	861	77,139
Conventional loans (6)
Fixed rate
$50 Million unsecured notes	6.250%	Jan-2003	50,000	—		—	—	—	—	—	—
$100 Million unsecured notes	6.500%	Jul-2003	100,000	—		—	—	—	—	—	—
$125 Million unsecured notes	6.733%	Feb-2004	125,000	125,000		125,000	—	—	—	—	—
$100 Million unsecured notes	6.750%	Jan-2005	100,000	100,000		—	100,000	—	—	—	—
$50 Million unsecured notes	6.500%	Jan-2005	50,000	50,000		—	50,000	—	—	—	—
$150 Million unsecured notes	6.926%	Jul-2006	150,000	150,000		—	—	150,000	—	—	—
$150 Million unsecured notes	5.178%	Aug-2007	150,000	150,000		—	—	—	150,000	—	—
$110 Million unsecured notes	7.128%	Dec-2007	110,000	110,000		—	—	—	110,000	—	—
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000		—	—	—	—	50,000	—
$150 Million unsecured notes	8.374%	Jul-2008	150,000	150,000		—	—	—	—	150,000	—
$150 Million unsecured notes	7.634%	Aug-2009	150,000	150,000		—	—	—	—	—	150,000
$200 Million unsecured notes	7.665%	Dec-2010	200,000	200,000		—	—	—	—	—	200,000
$300 Million unsecured notes	6.792%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 Million unsecured notes	6.314%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 Million unsecured notes	6.261%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
Avalon at Pruneyard	7.250%	May-2004	12,870	12,870		12,870	—	—	—	—	—
Avalon Walk II	8.930%	Aug-2004	11,748	11,437		11,437	—	—	—	—	—
Avalon Orchards	7.650%	Jul-2033	—	20,574		222	237	254	272	292	19,297

			2,009,618	1,879,881		149,529	150,237	150,254	260,272	200,292	969,297
Variable rate (4)
Avalon on the Sound (7)	2.67%	Apr-2004	36,089	36,526		36,526	—	—	—	—	—

Total indebtedness - excluding unsecured credit facility			$2,441,851	$2,286,433		$190,206	$154,681	$155,011	$301,345	$205,744	$1,279,446

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, etc.

(2)	Financed by variable rate, tax-exempt debt, but interest rate is effectively fixed at December 31, 2003 at the rate indicated through a swap agreement. The weighted average maturity of these swap agreements is 2.6 years.

(3)	Financed by variable rate, tax-exempt debt, but interest rate is capped through an interest rate cap agreement. The remaining term of this interest rate cap agreement is 3.6 years.

(4)	Variable rates are given as of December 31, 2003.

(5)	Included in liabilities related to real estate assets held for sale on our Consolidated Balance Sheets as of December 31, 2002 included elsewhere in this report.

(6)	Balances outstanding do not include $284 and $342 as of December 31, 2003 and December 31, 2002, respectively, of debt premium reflected in unsecured notes on our Consolidated Balance Sheets included elsewhere in this report.

(7)	Variable rate construction loan matured in December 2002 and was refinanced in April 2003, extending the maturity date to April 2004, with a one-year extension available to April 2005.

Future Financing and Capital Needs – Portfolio and Other Activity

As of December 31, 2003, we had eleven new communities under construction, for which a total estimated cost of $221,629,000 remained to be invested. In addition, we had two communities under reconstruction, for which a total estimated cost of $5,660,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:

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

We sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. We increased our disposition program during 2003 to a level totaling $453,900,000. In response to real estate and capital markets conditions, as well as strong institutional demand for product in our markets, we plan to continue to sell communities into 2004, although at reduced levels. However, we cannot assure you that assets can continue to be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce total revenues, total expenses, NOI and FFO.

We intend to engage in discussions with a limited number of institutional investors regarding the possible formation of a discretionary fund that would acquire and operate apartment communities. This fund would serve, for a period of three years from the date of its final closing or until a significant portion of its committed capital is invested, as the exclusive vehicle through which we would acquire apartment communities, subject to certain exceptions including, among others, significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the fund, if any. The fund would not restrict our development activities, which would not be a part of the fund, and would terminate after a term of eight years (subject to two one-year extensions). We intend to actively pursue the formation of the fund, but there can be no assurance as to when or if such a fund will be formed or, if formed, what its size, terms or investment performance will be. We have preliminarily targeted that the fund would have approximately $715,000,000 available for investment (consisting of approximately $250,000,000 of fund equity, of which we would commit approximately 20% of the total, and approximately $465,000,000 of debt financing).

We are also considering the use of several joint ventures, pursuant to which a portion of future developments would be held through a partnership vehicle. We generally employ joint ventures primarily to mitigate concentration or market risk and secondarily as a source of liquidity. Each joint venture or partnership agreement will be individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. However, we cannot assure you that we will enter into joint ventures in the future, or that, if we do, we will achieve our objectives.

We have minority interest investments in three technology companies, one of which has a remaining unfunded commitment of $1,598,000, which we expect to be released from without payment in the first quarter of 2004. We have no other obligation to contribute additional funds to these technology investments.

Off Balance Sheet Arrangements

We own interests in unconsolidated real estate entities, with ownership interests up to 50%. One of these unconsolidated real estate entities, Avalon Terrace, LLC, has debt outstanding of $22,500,000 as of December 31, 2003, which matures in 2005 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. We have not guaranteed this debt, nor do we have any obligation to fund this debt should the unconsolidated real estate entity be unable to do so. There are no lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt. For more information regarding the operations of our unconsolidated entities see Note 6, “Investments in Unconsolidated Entities,” of our Consolidated Financial Statements.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and office space. Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2003 (dollars in thousands):

	Payments due by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations(1)	$2,337,533	$241,306	$309,692	$507,089	$1,279,446

Operating Lease Obligations	420,053	4,239	8,415	8,493	398,906

Total	$2,757,586	$245,545	$318,107	$515,582	$1,678,352

(1)	Includes $51,100 outstanding under our variable rate unsecured credit facility as of December 31, 2003. The table of contractual obligations assumes repayment of this amount in 2004 — See “Liquidity and Capital Resources.”

Common and Preferred Stock Activity

Stock Repurchase Program

In 2002 our Board of Directors authorized a common stock repurchase program, under which we may acquire shares of our common stock in open market or negotiated transactions. The stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with our unsecured credit facility providing temporary funding as needed. Through February 27, 2004, we have acquired 2,380,600 shares of common stock at an aggregate cost of $89,566,000 under this program. We have not repurchased any shares of common stock since March 31, 2003.

Issuance of Common Stock

In August 2003, we completed a common stock offering totaling 2,804,700 shares at a public offering price of $46.00 per share. The net proceeds from this offering, after underwriting discounts and commissions, of approximately $127,333,000 were used to repay a portion of amounts outstanding on the unsecured credit facility and for general corporate purposes.

Shelf Registration Statement

We currently have an effective shelf registration statement on file with the Securities and Exchange Commission. The shelf registration statement originally provided $750,000,000 of debt and equity capacity, however, $127,333,000 has been utilized as a result of the common stock offering described above. We cannot assure you that market conditions will permit us to issue debt or equity securities on cost-effective terms or that the registration statement will remain available and effective at all times.

Redemption of Preferred Stock

In March 2003, we redeemed all 3,267,700 outstanding shares of our 8.00% Series D Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.0167 in accrued and unpaid dividends, for an aggregate redemption price of $81,747,000, including accrued dividends of $54,000. The redemption price was funded by the sale of 3,336,611 shares of Series J Cumulative Redeemable Preferred Stock through a private placement to an institutional investor for a net purchase price of $81,737,000. The dividend rate on such shares was initially equal to 2.78% per annum (three-month LIBOR plus 1.5%) of the liquidation preference. As permitted under the terms of such preferred stock, we redeemed all of the Series J Cumulative Redeemable Preferred Stock in May 2003, for an aggregate redemption price of $82,207,000, including dividends of $251,000.

We currently have the following series of redeemable preferred stock outstanding at a stated value of $100,000,000. This series has no stated maturity and is not subject to any sinking fund or mandatory redemptions.

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	February 27, 2004	quarterly	rate	preference	prior to
H	4,000,000	March, June, September, December	8.70%	$25.00	October 15, 2008

Inflation and Deflation

Substantially all of our apartment leases are for a term of one year or less. In the event of significant inflation, this may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore expose us to the effect of a decline in market rents. In a deflationary rent environment, as is currently being experienced, we are exposed to declining rents more quickly under these shorter-term leases.

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will”

and other similar expressions in this Form 10-K, that predict or indicate future events and trends or that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•	we may fail to secure development opportunities due to an inability to reach agreements with third parties or to obtain desired zoning and other local approvals;
•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital;
•	construction costs of a community may exceed our original estimates;
•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest expense and construction costs and a decrease in our expected rental revenues;
•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;
•	financing may not be available on favorable terms or at all, and our cash flow from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;
•	our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness; and
•	we may be unsuccessful in managing changes in our portfolio composition.

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

Our operating results are affected by changes in interest rates as a result of borrowings under our variable rate unsecured credit facility as well as outstanding bonds with variable interest rates. We had $168,505,000 and $173,840,000 in variable rate debt outstanding as of December 31, 2003 and 2002, respectively. If interest rates on the variable rate debt had been 100 basis points higher throughout 2003 and 2002, our annual interest costs would have increased by approximately $2,665,000 and $2,557,000, respectively, based on balances outstanding during the applicable years.

We currently use interest rate swap agreements to reduce the impact of interest rate fluctuations on certain variable rate indebtedness. Under swap agreements:

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

As of December 31, 2003, the effect of swap agreements is to fix the interest rate on approximately $157,500,000 of our variable rate, tax-exempt debt. Furthermore, a swap agreement to fix the interest rate on approximately $22,500,000 of unconsolidated variable rate debt existed as of December 31, 2003. The swap agreements on the consolidated variable rate, tax-exempt debt were not electively entered into by us but, rather, were a requirement of either the bond issuer or the credit enhancement provider related to certain of our tax-exempt bond financings. Because the counterparties providing the swap agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group and the interest rates fixed by the swap agreements are significantly higher than current market rates for such agreements, we do not believe there is exposure at this time to a default by a counterparty provider. Had these swap agreements not been in place during 2003 and 2002, our annual interest costs would have been approximately $6,027,000 and $5,674,000 lower, respectively, based on balances outstanding and reported interest rates during the applicable years. However, if the variable interest rates on this debt had been 100 basis points higher throughout 2003 and 2002 and these swap agreements had not been in place, our annual interest costs would have been approximately $4,581,000 and $4,024,000 lower, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate debt, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (excluding our variable rate unsecured credit facility) with an aggregate carrying value of $2,286,433,000 at December 31, 2003 had an estimated aggregate fair value of $2,555,733,000 at December 31, 2003. Fixed rate debt represented $2,169,028,000 of the carrying value and $2,280,828,000 of the fair value at December 31, 2003. If interest rates had been 100 basis points higher as of December 31, 2003, the fair value of this fixed rate debt would have decreased by $104,989,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discussed more fully in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 5, 2004, during 2002 the Company dismissed Arthur Andersen LLP and engaged Ernst & Young LLP to be the Company’s principal independent public accountant.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)       Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information pertaining to directors and executive officers of the Company is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 5, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 5, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 5, 2004.

The Company maintains the 1994 Stock Incentive Plan (the “1994 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the Company’s 1994 Plan and ESPP as of December 31, 2003:

	(a)		(b)		(c)
					Number of securities
					remaining available for
	Number of securities to be		Weighted-average		future issuance under equity
	issued upon exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
Equity compensation plans approved by security holders (1)	3,071,103	(2)(3)	$39.57	(3)(4)	2,358,393 (5)

Equity compensation plans not approved by security holders (6)	—		n/a		687,949

Total	3,071,103		$39.57	(3)(4)	3,046,342

(1)     Consists of the 1994 Plan.

(2)     Includes 91,838 deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis, but does not include 195,339 shares of restricted stock that are outstanding and that are already reflected in the Company’s outstanding shares.

(3)     Does not include outstanding options to acquire 473,962 shares, at a weighted-average exercise price of $37.32 per share, that were assumed, in connection with the 1998 merger of Avalon Properties, Inc. with and into the Company, under the Avalon Properties, Inc. 1995 Equity Incentive Plan and the Avalon Properties, Inc. 1993 Stock Option and Incentive Plan.

(4)     Excludes deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.

(5)     The 1994 Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1994 Plan will increase annually. On each January 1, the aggregate number of shares reserved for issuance under the 1994 Plan will increase by a number of shares equal to a percentage (ranging from 0.48% to 1.00%) of all outstanding shares of common stock at the end of the year. The exact percentage used is determined based on the percentage of all awards made under the 1994 Plan during the calendar year that were in the form of stock options with an exercise price equal to the fair market value of a share of common stock on the date of the grant. In accordance with this procedure, on January 1, 2004, the maximum number of shares remaining available for future issuance under the 1994 Plan was increased by 622,657 to 2,981,050.

(6)      Consists of the ESPP.

The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 10, “Stock-Based Compensation Plans,” of our Consolidated Financial Statements included in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 5, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information pertaining to the fees paid to and services provided by the Company’s principal accountant is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 5, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

15(a)(1)	Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Report of Independent Auditors		F-1

Consolidated Balance Sheets as of December 31, 2003 and 2002		F-2

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2003, 2002 and 2001		F-3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001		F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001		F-5

Notes to Consolidated Financial Statements		F-7

15(a)(2)	Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation		F-30

15(a)(3)	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

15(b)	Reports on Form 8-K

None.

INDEX TO EXHIBITS

EXHIBIT
NO.		DESCRIPTION
3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K filed October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii)	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Avalon Properties’ Registration Statement on Form S-3 (33-95412), filed on August 4, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 11, 2000.)

EXHIBIT
NO.		DESCRIPTION
4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

10.1	—	Amended and Restated Distribution Agreement, dated August 6, 2003, among AvalonBay Communities, Inc. (the “Company”) and the Agents, including Administrative Procedures, relating to the MTNs. (Filed herewith.)

10.2+	—	Employment Agreement, dated as of July 1, 2003, between the Company and Thomas J. Sargeant. (Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-3 (333-103755), filed July 7, 2003.)

10.3+	—	Employment Agreement, dated as of January 10, 2003, between the Company and Bryce Blair. (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March 11, 2003.)

10.4+	—	Employment Agreement, dated as of February 26, 2001, between the Company and Timothy J. Naughton. (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March 29, 2001.)

10.5+	—	Employment Agreement, dated as of September 10, 2001, between the Company and Leo S. Horey. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 14, 2001.)

10.6+	—	Employment Agreement, dated as of December 31, 2001, between the Company and Samuel B. Fuller. (Incorporated by reference to Exhibit 10.9 to Form 10-K of the Company filed March 26, 2002.)

10.7+	—	Letter Agreement regarding departure, dated February 26, 2001, by and between the Company and Robert H. Slater. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed March 29, 2001.)

10.8+	—	Mutual Release and Separation Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed May 15, 2000.)

10.9+	—	Retirement Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 15, 2000.)

10.10+	—	Consulting Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 15, 2000.)

10.11+	—	Avalon Properties, Inc. 1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K of the Company filed March 29, 2001.)

10.12+	—	Avalon Properties, Inc. 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.15 to Form 10-K of the Company filed March 29, 2001.)

EXHIBIT
NO.		DESCRIPTION
10.13+	—	Amendment, dated May 6, 1999, to the Avalon Properties Amended and Restated 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company filed August 16, 1999.)

10.14+	—	AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on May 8, 2001. (Incorporated by reference to Exhibit B to the Company’s Schedule 14A filed March 30, 2001.)

10.15+	—	Amendment, dated May 14, 2003, to the Company’s 1994 Stock Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 8, 2003.)

10.16+	—	1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Form S-8 of the Company filed June 26, 1997, File No. 333-16837.)

10.17+	—	1996 Non-Qualified Employee Stock Purchase Plan — Plan Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Form S-8 of the company, File No. 333-16837.)

10.18 +	—	Indemnification Agreements between the Company and the Directors of the Company. (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company filed March 31, 1999.)

10.19+	—	The Company’s Officer Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 11, 2000.)

10.20	—	Revolving Loan Agreement, dated as of May 24, 2001, among the Company, as Borrower, The Chase Manhattan Bank, as a Bank, Co-Agent and Syndication Agent, Fleet National Bank, as a Bank and Co-Agent, Bank of America, N.A., First Union National Bank and Citicorp Real Estate, Inc., each as a Bank and Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Fleet National Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 14, 2001.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)

23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Filed herewith.)

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

AvalonBay Communities, Inc.

Date: March 5, 2004	By:	/s/ Bryce Blair

Bryce Blair, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2004	By:	/s/ Bryce Blair

Bryce Blair, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: March 5, 2004	By:	/s/ Thomas J. Sargeant

Thomas J. Sargeant, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 5, 2004	By:	/s/ Bruce A. Choate

Bruce A. Choate, Director

Date: March 5, 2004	By:	/s/ John J. Healy, Jr.

John J. Healy, Jr., Director

Date: March 5, 2004	By:	/s/ Gilbert M. Meyer

Gilbert M. Meyer, Director

Date: March 5, 2004	By:	/s/ Charles D. Peebler, Jr.

Charles D. Peebler, Jr., Director

Date: March 5, 2004	By:	/s/ Lance R. Primis

Lance R. Primis, Director

Date: March 5, 2004	By:	/s/ Allan D. Schuster

Allan D. Schuster, Director

Date: March 5, 2004	By:	/s/ Amy P. Williams

Amy P. Williams, Director

Report of Independent Auditors

To the Board of Directors and Stockholders of
AvalonBay Communities, Inc.:

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. at December 31, 2003 and 2002, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2003, the Company applied the guidance of Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” In addition, as discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and as discussed in Note 5 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ Ernst & Young LLP

McLean, Virginia
January 23, 2004, except for Note 14, as to which
      the date is February 27, 2004

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12-31-03	12-31-02
ASSETS
Real estate:
Land, including land held for development	$908,369	$867,117
Buildings and improvements	4,090,563	3,771,582
Furniture, fixtures and equipment	127,371	119,252

	5,126,303	4,757,951
Less accumulated depreciation	(694,585)	(544,959)

Net operating real estate	4,431,718	4,212,992
Construction in progress (including land)	253,183	271,213
Real estate assets held for sale, net	51,488	301,226

Total real estate, net	4,736,389	4,785,431

Cash and cash equivalents	7,196	12,911
Cash in escrow	11,825	10,228
Resident security deposits	20,891	21,839
Investments in unconsolidated real estate entities	19,735	14,591
Deferred financing costs, net	17,837	20,268
Deferred development costs	31,334	31,461
Participating mortgage note	21,483	21,483
Prepaid expenses and other assets	42,892	32,623

Total assets	$4,909,582	$4,950,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,835,284	$1,985,342
Variable rate unsecured credit facility	51,100	28,970
Mortgage notes payable	451,433	417,186
Dividends payable	51,831	51,553
Payables for construction	26,912	27,243
Accrued expenses and other liabilities	85,367	88,539
Accrued interest payable	38,910	42,924
Resident security deposits	32,113	29,775
Liabilities related to real estate assets held for sale	546	45,578

Total liabilities	2,573,496	2,717,110

Minority interest of unitholders in consolidated partnerships	24,752	39,185

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2003 and 2002; 4,000,000 and 7,267,700 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	40	73
Common stock, $0.01 par value; 140,000,000 shares authorized at both December 31, 2003 and 2002; 70,937,526 and 68,202,926 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	709	682
Additional paid-in capital	2,322,581	2,273,668
Deferred compensation	(5,808)	(7,855)
Dividends less than (in excess of) accumulated earnings	2,024	(59,388)
Accumulated other comprehensive loss	(8,212)	(12,640)

Total stockholders’ equity	2,311,334	2,194,540

Total liabilities and stockholders’ equity	$4,909,582	$4,950,835

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12-31-03	12-31-02	12-31-01
Revenue:
Rental and other income	$608,720	$587,385	$581,810
Management, development and other fees	931	2,145	1,386

Total revenue	609,651	589,530	583,196

Expenses:
Operating expenses, excluding property taxes	177,814	160,844	144,845
Property taxes	57,555	52,269	47,295
Interest expense	134,911	119,666	101,170
Depreciation expense	151,454	134,939	119,875
General and administrative expense	13,734	13,449	14,705
Impairment loss	—	6,800	—

Total expenses	535,468	487,967	427,890

Equity in income of unconsolidated entities	25,535	55	856
Interest income	3,440	3,978	6,823
Venture partner interest in profit-sharing	(1,688)	(857)	1,158
Minority interest in consolidated partnerships	(999)	(914)	(997)

Income before gain on sale of communities	100,471	103,825	163,146
Gain on sale of communities	—	—	62,852

Income from continuing operations	100,471	103,825	225,998
Discontinued operations:
Income from discontinued operations	10,064	20,900	22,999
Gain on sale of communities	160,990	48,893	—

Total discontinued operations	171,054	69,793	22,999

Net income	271,525	173,618	248,997
Dividends attributable to preferred stock	(10,744)	(17,896)	(40,035)

Net income available to common stockholders	$260,781	$155,722	$208,962

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	—	—	(6,412)
Unrealized gain (loss) on cash flow hedges	4,428	(4,157)	(2,071)

Comprehensive income	$265,209	$151,565	$200,479

Earnings per common share — basic:

Income from continuing operations
(net of dividends attributable to preferred stock)	$1.32	$1.24	$2.72
Discontinued operations	2.48	1.02	0.36

Net income available to common stockholders	$3.80	$2.26	$3.08

Earnings per common share — diluted:

Income from continuing operations
(net of dividends attributable to preferred stock)	$1.30	$1.23	$2.66
Discontinued operations	2.43	1.00	0.36

Net income available to common stockholders	$3.73	$2.23	$3.02

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Shares issued		Amount		Additional		Dividends less than (in excess	Accumulated other
	Preferred	Common	Preferred	Common	paid-in	Deferred	of) accumulated	comprehensive	Stockholders'
	stock	stock	stock	stock	capital	compensation	earnings	loss	equity
Balance at December 31, 2000	18,322,700	67,191,542	$183	$672	$2,493,033	$(3,550)	$(47,845)	$—	$2,442,493

Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(6,412)	(6,412)
Net income	—	—	—	—	—	—	248,997	—	248,997
Unrealized loss on cash flow hedges	—	—	—	—	—	—	—	(2,071)	(2,071)
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(204,649)	—	(204,649)
Issuance of common stock	—	1,521,842	—	15	59,116	(7,545)	—	—	51,586
Redemption of preferred stock	(8,755,000)	—	(87)	—	(211,370)	—	(7,538)	—	(218,995)
Amortization of deferred compensation	—	—	—	—	—	3,606	—	—	3,606

Balance at December 31, 2001	9,567,700	68,713,384	96	687	2,340,779	(7,489)	(11,035)	(8,483)	2,314,555

Net income	—	—	—	—	—	—	173,618	—	173,618
Unrealized loss on cash flow hedges	—	—	—	—	—	—	—	(4,157)	(4,157)
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(209,996)	—	(209,996)
Issuance of common stock, net of withholdings	—	771,142	—	8	28,795	(4,463)	(508)	—	23,832
Repurchase of common stock, including repurchase costs	—	(1,281,600)	—	(13)	(38,281)	—	(11,467)	—	(49,761)
Issuance of preferred stock, net of issuance costs	592,000	—	6	—	14,387	—	—	—	14,393
Redemption of preferred stock	(2,892,000)	—	(29)	—	(72,012)	—	—	—	(72,041)
Amortization of deferred compensation	—	—	—	—	—	4,097	—	—	4,097

Balance at December 31, 2002	7,267,700	68,202,926	73	682	2,273,668	(7,855)	(59,388)	(12,640)	2,194,540

Net income	—	—	—	—	—	—	271,525	—	271,525
Unrealized gain on cash flow hedges	—	—	—	—	—	—	—	4,428	4,428
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(202,694)	—	(202,694)
Issuance of common stock, net of withholdings	—	3,833,600	—	38	162,674	(1,383)	(114)	—	161,215
Issuance of stock options	—	—	—	—	754	(754)	—	—	—
Repurchase of common stock, including repurchase costs	—	(1,099,000)	—	(11)	(32,841)	—	(7,025)	—	(39,877)
Issuance of preferred stock, net of issuance costs	3,336,611	—	33	—	81,704	—	—	—	81,737
Redemption of preferred stock	(6,604,311)	—	(66)	—	(163,378)	—	(280)	—	(163,724)
Amortization of deferred compensation	—	—	—	—	—	4,184	—	—	4,184

Balance at December 31, 2003	4,000,000	70,937,526	$40	$709	$2,322,581	$(5,808)	$2,024	$(8,212)	$2,311,334

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12-31-03	12-31-02	12-31-01
Cash flows from operating activities:
Net income	$271,525	$173,618	$248,997
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	151,454	134,939	119,875
Depreciation expense from discontinued operations	2,342	9,538	10,204
Amortization of deferred financing costs and debt premium/discount	3,850	3,913	3,716
Amortization of deferred compensation	4,184	4,097	3,606
Income allocated to minority interest in consolidated partnerships including discontinued operations	1,388	1,713	1,755
Income allocated to venture partner interest in profit-sharing	1,688	857	(1,158)
Gain on sale of communities, net of impairment loss on planned dispositions	(160,990)	(42,093)	(62,852)
Gain on sale of joint venture community	(23,448)	—	—
Decrease (increase) in cash in operating escrows	(557)	(134)	41
Decrease (increase) in resident security deposits, accrued interest receivable on participating mortgage note, prepaid expenses and other assets	(7,025)	18,311	(8,581)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	(4,596)	3,051	4,925

Net cash provided by operating activities	239,815	307,810	320,528

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(357,520)	(426,830)	(353,351)
Acquisition of real estate assets	—	(106,300)	(129,300)
Capital expenditures – existing real estate assets	(11,593)	(10,930)	(9,649)
Capital expenditures – non-real estate assets	(274)	(1,142)	(4,183)
Proceeds from sale of communities and land, net of selling costs	403,118	78,454	238,545
Increase (decrease) in payables for construction	(331)	(9,353)	19,121
Decrease (increase) in cash in construction escrows	(1,040)	39,830	(33,273)
Decrease (increase) in investments in unconsolidated real estate entities	1,575	475	(2,851)

Net cash provided by (used in) investing activities	33,935	(435,796)	(274,941)

Cash flows from financing activities:
Issuance of common stock	146,934	22,296	50,912
Repurchase of common stock	(39,877)	(49,761)	—
Issuance of preferred stock, net of related costs	81,737	14,393	—
Redemption of preferred stock and related costs	(163,724)	(72,041)	(218,995)
Dividends paid	(202,416)	(207,450)	(203,214)
Net borrowings under unsecured credit facility	22,130	28,970	—
Issuance of mortgage notes payable	38,829	—	75,110
Repayments of mortgage notes payable	(4,582)	(24,818)	(22,265)
Issuance (repayment) of unsecured notes	(150,000)	350,342	300,000
Payment of deferred financing costs	(1,477)	(4,026)	(8,808)
Redemption of units for cash by minority partners	(600)	(1,663)	(864)
Contributions from minority and profit-sharing partners	—	17,275	—
Distributions to DownREIT partnership unitholders	(2,152)	(2,477)	(1,588)
Distributions to joint venture and profit-sharing partners	(4,267)	(3,032)	(197)

Net cash provided by (used in) financing activities	(279,465)	68,008	(29,909)

Net increase (decrease) in cash and cash equivalents	(5,715)	(59,978)	15,678

Cash and cash equivalents, beginning of year	12,911	72,889	57,211

Cash and cash equivalents, end of year	$7,196	$12,911	$72,889

Cash paid during year for interest, net of amount capitalized	$131,266	$108,903	$88,996

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the year ended December 31, 2003:

•	As described in Note 4, “Stockholders’ Equity,” 114,895 shares of common stock were issued in connection with stock grants of which 80% were restricted, 37,124 shares were withheld to satisfy employees’ tax withholding and other liabilities and 12,102 shares were forfeited, for a net value of $2,419.

•	328,731 units of limited partnership, valued at $13,245, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company sold two communities that were subject to mortgage notes payable of $39,665 in the aggregate, that were assumed by the buyers as part of the total sales price.
•	$260 of deferred stock units were converted into 6,989 shares of common stock.
•	The Company recorded a reduction to other liabilities and a corresponding gain to other comprehensive income of $4,428 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	Common and preferred dividends declared but not paid totaled $51,831.

During the year ended December 31, 2002:

•	144,718 shares of common stock were issued in connection with stock grants of which 80% were restricted, 34,876 shares were withheld to satisfy employees’ tax withholding and other liabilities and 2,818 shares were forfeited, for a net value of $5,999.

•	The Company issued 102,756 units of limited partnership in DownREIT partnerships valued at $5,000 in connection with the formation of a DownREIT partnership and the acquisition by that partnership of land.

•	The Company assumed $33,900 in variable rate, tax-exempt debt related to the acquisition of one community.
•	$140 of deferred stock units were converted into 3,410 shares of common stock.
•	The Company recorded a liability and a corresponding charge to other comprehensive loss of $4,157 to adjust the Company’s Hedged Derivatives to their fair value.
•	Common and preferred dividends declared but not paid totaled $51,553.

During the year ended December 31, 2001:

•	186,877 shares of common stock were issued in connection with stock grants of which 80% were restricted, and 19,646 shares were forfeited, for a net value of $8,219.
•	The Company issued 619 units of limited partnership in DownREIT partnerships valued at $30 as consideration for acquisitions of apartment communities that were acquired pursuant to the terms of a forward purchase contract agreed to in 1997 with an unaffiliated party. In addition, the Company issued 256,940 units of limited partnership in DownREIT partnerships valued at $12,274 in connection with the formation of a DownREIT partnership and the acquisition by that partnership of land.

•	762 units of limited partnership, valued at $36, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	$67 of deferred stock units were converted into 1,803 shares of common stock.
•	The Company recorded a liability and a corresponding charge to other comprehensive loss of $8,483 to adjust the Company’s Hedged Derivatives to their fair value.
•	Common and preferred dividends declared but not paid totaled $49,007.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	Organization and Significant Accounting Policies

Organization

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The Company focuses on the ownership and operation of apartment communities in high barrier-to-entry markets of the United States. These markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the country.

At December 31, 2003, the Company owned or held a direct or indirect ownership interest in 131 operating apartment communities containing 38,504 apartment homes in ten states and the District of Columbia, of which two communities containing 1,089 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in eleven communities under construction that are expected to contain an aggregate of 3,493 apartment homes when completed. The Company also owned a direct or indirect ownership interest in rights to develop an additional 40 communities that, if developed in the manner expected, will contain an estimated 10,070 apartment homes.

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

The Company accounts for investments in unconsolidated entities in accordance with SOP 78-9 and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company uses the equity method to account for investments in which it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. Investments in which the Company owns 20% or less of the equity value and does not have significant and disproportionate influence are accounted for using the cost method. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the years ended December 31, 2003 or 2002. However, during the year ended December 31, 2001, the Company recorded an impairment loss of $934 related to a technology investment in which the Company no longer owns an equity interest.

Revenue Recognition

Rental income related to leases is recognized on an accrual basis when due from residents in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” and Statement of Financial Accounting Standards (“SFAS”) No.13, “Accounting for Leases.” In accordance with the Company’s standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease, which is generally one year.

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

The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when active development commences and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use, which is generally indicated by the issuance of a certificate of occupancy. Cost capitalization during redevelopment of apartment homes (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out-of-service for redevelopment and ends when the apartment home redevelopment is completed and the apartment home is available for a new resident.

In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense.

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

If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in the years ended December 31, 2003, 2002 or 2001 on any of its operating communities. However, the Company recognized an impairment loss in 2002 related to two land parcels.

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

The following reconciles net income available to common stockholders to taxable net income for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	Estimate	Actual	Actual
Net income available to common stockholders	$260,781	$155,722	$208,962
Dividends attributable to preferred stock, not deductible for tax	10,744	17,896	40,035
GAAP gain on sale of communities less than (in excess of) tax gain	(1,965)	5,164	(21,223)
Depreciation/Amortization timing differences on real estate	(4,272)	(4,461)	(4,899)
Tax compensation expense in excess of GAAP	(5,061)	(8,568)	(11,129)
Other adjustments	(5,752)	916	(124)

Taxable net income	$254,475	$166,669	$211,622

The following summarizes the tax components of the Company’s common and preferred dividends declared for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Ordinary income	11%	74%	80%
20% capital gain	15%	23%	14%
15% capital gain	56%	—	—
Unrecaptured §1250 gain	18%	3%	6%

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $19,346 at December 31, 2003 and $15,496 at December 31, 2002.

Cash, Cash Equivalents and Cash in Escrow

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.

Interest Rate Contracts

The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of December 31, 2003, the Company had approximately $165,000 in variable rate, tax-exempt debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities.”

Comprehensive Income

Comprehensive income, which is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders, is displayed in the accompanying Consolidated Statements of Stockholders’ Equity. Accumulated other comprehensive loss reflects the changes in the fair value of effective cash flow hedges.

Earnings per Common Share

In accordance with the provisions of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company’s earnings per common share are determined as follows:

	For the year ended
	12-31-03	12-31-02	12-31-01
Basic and diluted shares outstanding
Weighted average common shares – basic	68,559,657	68,772,139	67,842,752
Weighted average DownREIT units outstanding	893,279	988,747	682,134
Effect of dilutive securities	750,531	913,325	1,256,833

Weighted average common shares – diluted	70,203,467	70,674,211	69,781,719

Calculation of Earnings per Share – basic
Net income available to common stockholders	$260,781	$155,722	$208,962

Weighted average common shares – basic	68,559,657	68,772,139	67,842,752

Earnings per common share–basic	$3.80	$2.26	$3.08

Calculation of Earnings per Share – diluted
Net income available to common stockholders	$260,781	$155,722	$208,962
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	1,263	1,601	1,559

Adjusted net income available to common stockholders	$262,044	$157,323	$210,521

Weighted average common shares – diluted	70,203,467	70,674,211	69,781,719

Earnings per common share – diluted	$3.73	$2.23	$3.02

Certain options to purchase shares of common stock in the amounts of 1,348,738, 1,410,397 and 18,269 were outstanding during the years ended December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.

Stock-Based Compensation

Prior to 2003, the Company applied the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its employee stock options. No stock-based employee compensation cost related to employee stock options is reflected in net income for the years ended December 31, 2002 and 2001, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the year ended December 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period based on the fair market value as determined on the date of grant:

	For the year ended
	12-31-03	12-31-02	12-31-01
Net income available to common stockholders, as reported	$260,781	$155,722	$208,962
Add: Actual compensation expense recorded under fair value based method, net of related tax effects	246	—	—
Deduct: Total compensation expense determined under fair value based method, net of related tax effects	(2,335)	(2,904)	(3,576)

Pro forma net income available to common stockholders	$258,692	$152,818	$205,386

Earnings per share:

Basic — as reported	$3.80	$2.26	$3.08

Basic — pro forma	$3.77	$2.22	$3.03

Diluted — as reported	$3.73	$2.23	$3.02

Diluted — pro forma	$3.70	$2.18	$2.97

Insured Loss

During 2000, a fire occurred at one of the Company’s development communities, which was under construction and unoccupied at the time. The Company had property damage and insurance for lost rental income which covered this event. Insurance proceeds totaling $30,300 were received, of which $22,000 was disbursed to rebuild the community for property damage. Insurance proceeds for lost rental income of $5,800 and $2,500 are included in rental and other income in the accompanying Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2002 and 2001, respectively.

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

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies the accounting and reporting for derivative instruments, including derivative instruments that are embedded in contracts. This statement is effective for contracts entered into or modified after June 30, 2003. The Company adopted this pronouncement on July 1, 2003. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of financial instruments that possess characteristics similar to both liability and equity instruments. SFAS No. 150 also addresses the classification of certain financial instruments that include an obligation to issue equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this pronouncement as specified above. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In July 2003, the SEC clarified Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The clarification of Topic D-42 was effective in the first fiscal period ending after September 15, 2003 and was to be applied retroactively. As such, the Company has included in its results of operations for the year ended December 31, 2003 the initial offering costs as additional dividends attributable to preferred stock of $280. In addition, the Company has revised its historical results of operations for the year ended December 31, 2001 to reflect the initial offering costs as additional dividends attributable to preferred stock of $7,538, which reduced earnings per common share-diluted by $0.10 from the amount previously reported. No revision was required during the year ended December 31, 2002.

In December 2003, the FASB issued the revised Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities,” which changes the guidelines for consolidation of and disclosure related to unconsolidated entities, if those unconsolidated entities qualify as variable interest entities, as defined in FIN 46R. The Company has adopted the provisions of FIN 46R for variable interest entities created after January 31, 2003. However, the Company has deferred the adoption of FIN 46R for variable interest entities created on or before January 31, 2003 until March 31, 2004. Although the Company is still evaluating the impact of FIN 46R on entities created on or before January 31, 2003, the Company anticipates the consolidation of one entity from which the Company holds a participating mortgage loan. The Company does not expect the final adoption of FIN 46R, including the potential consolidation of this variable interest entity, to have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Discontinued Operations

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest expense and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for discontinued operations will not have any impact on the Company’s financial condition or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

Reclassifications

Certain reclassifications have been made to amounts in prior years’ financial statements to conform with current year presentations.

2.	Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $24,709, $29,937 and $27,635 for the years ended December 31, 2003, 2002 and 2001, respectively.

3.	Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of December 31, 2003 and 2002 are summarized as follows:

	12-31-03	12-31-02
Fixed rate unsecured notes(1)	$1,835,284	$1,985,342
Fixed rate mortgage notes payable – conventional and tax-exempt	334,028	311,981
Variable rate mortgage notes payable – tax-exempt(2)	80,879	108,781

Total notes payable and unsecured notes	2,250,191	2,406,104

Variable rate secured short-term construction loan	36,526	36,089
Variable rate unsecured credit facility	51,100	28,970

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,337,817	$2,471,163

(1)	Balances at December 31, 2003 and 2002 include $284 and $342, respectively, of debt premium received at issuance of unsecured notes.

(2)	Balance at December 31, 2002 includes $39,665 related to real estate assets sold in 2003.

During the year ended December 31, 2003, the Company issued $17,404 in fixed rate, tax-exempt debt and $20,680 in fixed rate, conventional debt related to two operating communities. In addition, the Company transferred $12,360 in fixed rate, tax-exempt debt and $27,305 in variable rate, tax-exempt debt in connection with the sale of two communities to the respective purchasers. In the aggregate, mortgage notes payable mature at various dates from May 2004 through April 2043 and are collateralized by certain apartment communities. As of December 31, 2003, the Company has guaranteed approximately $145,500 of mortgage notes payable held by subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.7% at December 31, 2003 and 6.6% at December 31, 2002. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed below), including the effect of certain financing related fees, was 3.5% at both December 31, 2003 and December 31, 2002. As of December 31, 2003, the Company had approximately $165,000 of variable rate debt effectively fixed through Hedged Derivatives, as described in Note 5, “Derivative Instruments and Hedging Activities.” The Hedged Derivatives on approximately $87,380 of this variable rate, tax-exempt debt mature in 2004. The Company is currently negotiating the refinancing of this debt and, as part of the refinancing of the Company may elect to put new Hedged Derivatives in place.

During the year ended December 31, 2003, the Company repaid $150,000 of previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity, and no prepayment fees were incurred. The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2003 are as follows:

			Unsecured	Interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes
2004	$4,570	$60,636	$125,000	6.580%

2005	4,681	—	100,000	6.625%
			50,000	6.500%

2006	5,011	—	150,000	6.800%

2007	5,365	35,980	110,000	6.875%
			150,000	5.000%

2008	5,744	—	50,000	6.625%
			150,000	8.250%

2009	6,151	10,400	150,000	7.500%

2010	5,771	29,388	200,000	7.500%

2011	6,176	—	300,000	6.625%
			50,000	6.625%

2012	5,948	12,095	250,000	6.125%

Thereafter	157,326	96,191	—

	$206,743	$244,690	$1,835,000

The Company has a $500,000 revolving variable rate unsecured credit facility with J.P. Morgan Chase and Fleet National Bank serving as co-agents for a syndicate of commercial banks, which had $51,100 outstanding and $19,901 in letters of credit on December 31, 2003 and $28,970 outstanding and $79,999 in letters of credit on December 31, 2002. Under the terms of the unsecured credit facility, if the Company elects to increase the facility by up to an additional $150,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.60% per annum (1.72% on December 31, 2003). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $400,000. The competitive bid option may result in lower pricing if market conditions allow. The Company had no outstanding balance under this competitive bid option at December 31, 2003. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The existing facility matures in May 2004, unless the Company exercises a one-year renewal option. The Company expects to renegotiate the facility prior to maturity without exercising the renewal option, however there can be no assurance that the renegotiation will occur.

4.	Stockholders’ Equity

As of both December 31, 2003 and 2002, the Company had authorized for issuance 140,000,000 and 50,000,000 shares of common and preferred stock, respectively. Dividends on the preferred stock are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each month as stated in the table below. The preferred stock is not redeemable prior to the date stated in the table below, but on or after the stated date, may be redeemed for cash at the option of the Company in whole or in part at a redemption price of $25.00 per share, plus all accrued and unpaid dividends, if any.

In March 2003, the Company redeemed all 3,267,700 outstanding shares of its 8.00% Series D Cumulative Redeemable Preferred Stock at a price of $25.00 per share, plus $0.0167 in accrued and unpaid dividends, for an aggregate redemption price of $81,747, including accrued dividends of $54. The redemption price was funded by the sale of 3,336,611 shares of Series J Cumulative Redeemable Preferred Stock through a private placement to an institutional investor for a net purchase price of $81,737. The dividend rate on such shares was initially equal to 2.78% per annum (three-month LIBOR plus 1.5%) of the liquidation preference. As permitted under the terms of such preferred stock, the Company redeemed all of the Series J Cumulative Redeemable Preferred Stock in May 2003, for an aggregate redemption price of $82,207, including dividends of $251.

As of December 31, 2003 the Company has the following series of redeemable preferred stock outstanding at a stated value of $100,000. This series has no stated maturity and is not subject to any sinking fund or mandatory redemptions.

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	December 31, 2003	quarterly	rate	preference	prior to
H	4,000,000	March, June, September, December	8.70%	$25.00	October 15, 2008

During the year ended December 31, 2003, the Company completed a common stock offering totaling 2,804,700 shares at a public offering price of $46.00 per share. The net proceeds from this offering, after underwriting discounts and commissions, of approximately $127,333 were used to repay a portion of amounts outstanding on the unsecured credit facility and for general corporate purposes.

In addition, during the year ended December 31, 2003, the Company (i) issued 620,107 shares of common stock in connection with stock options exercised, (ii) issued 328,731 shares of common stock in exchange for the redemption of an equal number of DownREIT limited partnership units, (iii) issued 14,393 shares of common stock to employees under the Employee Stock Purchase Plan, (iv) issued 114,895 common shares in connection with stock grants to employees of which 80% are restricted, (v) had forfeitures of 12,102 shares of restricted stock grants to employees and (vi) withheld 37,124 shares to satisfy employees’ tax withholding and other liabilities.

In 2002 the Company’s Board of Directors authorized a common stock repurchase program, under which the Company may acquire shares of its common stock in open market or negotiated transactions. The stock repurchase program was designed so that retained cash flow, as well as the proceeds from sales of existing apartment communities and a reduction in planned acquisitions, will provide the source of funding for the program, with the Company’s unsecured credit facility providing temporary funding as needed. As of December 31, 2003, the Company had repurchased a total of 2,380,600 shares of common stock at an aggregate cost of $89,566 through this program. The Company has not repurchased any shares of common stock since March 31, 2003.

Dividends per common share for the years ended December 31, 2003, 2002 and 2001 were $2.80, $2.80 and $2.56 per share, respectively. In 2003, average dividends for preferred shares redeemed during the year were $0.27 per share and average dividends for all non-redeemed preferred shares were $2.18 per share. In 2002, average dividends for preferred shares redeemed during the period were $0.92 per share and average dividends for all non- redeemed preferred shares were $2.10 per share. In 2001, average dividends for preferred shares redeemed during the year were $1.41 per share and average dividends for all non-redeemed preferred shares were $2.10 per share.

5.	Derivative Instruments and Hedging Activities

The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of December 31, 2003, the Hedged Derivatives fix approximately $157,500 of the Company’s tax-exempt debt at a weighted average interest rate of 6.1% and cap approximately $7,000 at a weighted average interest rate of 6.0%. These Hedged Derivatives have maturity dates ranging from 2004 to 2010. In addition, one of the Company’s unconsolidated real estate investments (see Note 6, “Investments in Unconsolidated Entities”) has $22,500 in variable rate debt outstanding as of December 31, 2003, which is subject to an interest rate swap. This debt is not recourse to or guaranteed by the Company. The Hedged Derivatives are accounted for in accordance with SFAS No. 133, which as amended, was adopted by the Company on January 1, 2001. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording all changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. At January 1, 2001, in accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect adjustment of $6,412 to other comprehensive loss to recognize at fair value all of the derivatives that are designated as cash flow hedging instruments. To adjust the Hedged Derivatives to their fair value, the Company recorded an unrealized gain to other comprehensive income of $4,428 in the year ended December 31, 2003 and unrealized losses of $4,157 and $2,599 in the years ended December 31, 2002 and 2001, respectively. In addition, a Hedged Derivative with a fair value of $528 was transferred in connection with the sale of a community during the first quarter of 2001. The estimated amount, included in accumulated other comprehensive income as of December 31, 2003, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period is not material.

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

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. The credit risk is the risk of a counterparty not performing under the terms of the Hedged Derivatives. The counterparties to these Hedged Derivatives are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. The Company monitors the credit ratings of counterparties and the amount of the Company’s debt subject to Hedged Derivatives with any one party. Therefore, the Company believes the likelihood of realizing material losses from counterparty non-performance is remote. Market risk is the adverse effect of the value of financial instruments that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken. These risks are managed by the Company’s Chief Financial Officer and Senior Vice President – Finance.

6.	Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Entities

As of December 31, 2003, the Company had investments in the following unconsolidated real estate entities, which are accounted for under the equity method of accounting, except as described below:

•	Town Run Associates was formed as a general partnership in November 1994 to develop, own and operate Avalon Run, a 426 apartment-home community located in Lawrenceville, New Jersey. Since formation of this venture, the Company has invested $1,803 and, following a preferred return on all contributed equity (which was achieved in 2003), has a 40% ownership and cash flow interest with a 49% residual economic interest. The Company is responsible for the day-to-day operations of the Avalon Run community and is the management agent subject to the terms of a management agreement. The development of Avalon Run was funded entirely through equity contributions from Avalon as well as the other venture partner, and therefore Avalon Run is not subject to any outstanding debt as of December 31, 2003.

•	Town Grove, LLC was formed as a limited liability corporation in December 1997 to develop, own and operate Avalon Grove, a 402 apartment-home community located in Stamford, Connecticut. Since formation of this venture, the Company has invested $14,653 and, following a preferred return on all contributed equity (which was achieved in 2003), has a 50% ownership and a 50% cash flow and residual economic interest. The Company is responsible for the day-to-day operations of the Avalon Grove community and is the management agent subject to the terms of a management agreement. The development of Avalon Grove was funded through contributions from the Company and the other venture partner, and therefore Avalon Grove is not subject to any outstanding debt as of December 31, 2003.

•	Avalon Terrace, LLC – The Company acquired Avalon Bedford, a 388 apartment-home community located in Stamford, Connecticut in December 1998. In May 2000, the Company transferred Avalon Bedford to Avalon Terrace, LLC and subsequently admitted a joint venture partner, while retaining a 25% ownership interest in this limited liability company for an investment of $5,394 and a right to 50% of cash flow distributions after achievement of a threshold return (which was not achieved in 2003). The Company is responsible for the day-to-day operations of the Avalon Bedford community and is the management agent subject to the terms of a management agreement. As of December 31, 2003, Avalon Bedford has $22,500 in variable rate debt outstanding, which came due in November 2002, but was extended until November 2005. The interest rate on this debt is fixed through a Hedged Derivative as discussed in Note 5, “Derivative Instruments and Hedging Activities.”

•	Arna Valley View Limited Partnership – In connection with the municipal approval process for the development of two consolidated communities, the Company agreed to participate in the formation of a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community located in Arlington, Virginia. This community has affordable rents for 100% of apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community. A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. As of December 31, 2003, Arna Valley View has $6,026 of variable rate, tax-exempt bonds outstanding, which mature in June 2032. In addition, Arna Valley View has $4,583 of 4% fixed rate county bonds outstanding that mature in December 2030. Due to the Company’s limited ownership and investment in this venture, it is accounted for using the cost method.

In September 2003, Falkland Chase, a 450 apartment home community located in Silver Spring, MD, was sold by Falkland Partners, LLC, in which the Company has held a 50% membership interest since 1993. The Company’s share of the $58,500 sales price for this community was $29,250, resulting in net proceeds to the Company of

$16,729. The Company’s share of the GAAP gain reported by Falkland Partners, LLC is $21,816 and is included in equity in income of unconsolidated entities on the Company’s Consolidated Statements of Operations and Other Comprehensive Income. The Company recognized an additional gain in accordance with GAAP of $1,632 in conjunction with the liquidation of the limited liability company’s assets, which is also included in equity in income of unconsolidated entities on the Company’s Consolidated Statements of Operations and Other Comprehensive Income. The combined summaries of financial position and operating results presented below have been revised to exclude the financial information of the Falkland Chase community.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	(Unaudited)
	12-31-03	12-31-02
Assets:
Real estate, net	$119,339	$122,577
Other assets	2,605	2,544

Total assets	$121,944	$125,121

Liabilities and partners’ equity:
Mortgage notes payable	$22,500	$22,500
Other liabilities	2,158	3,369
Partners’ equity	97,286	99,252

Total liabilities and partners’ equity	$121,944	$125,121

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the year ended
	(unaudited)
	12-31-03	12-31-02	12-31-01
Rental income	$20,939	$21,863	$23,030
Operating and other expenses	(8,038)	(7,396)	(6,926)
Interest expense, net	(1,688)	(1,783)	(1,740)
Depreciation expense	(3,986)	(3,847)	(3,218)

Net income	$7,227	$8,837	$11,146

The Company also holds a 25% limited liability company membership interest in the limited liability company that owns Avalon on the Sound. The Company, which originally owned 100% of the limited liability company, sold a 75% controlling interest in the limited liability company to a third-party in 2000. As part of the sale, the Company retained an option to repurchase the 75% interest. The Company believes it is unlikely that the repurchase option will be exercised. This repurchase option will terminate in 2005. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” the sale of the 75% interest is not recognized due to the existence of the repurchase option, and therefore the Company accounts for Avalon on the Sound as a profit-sharing arrangement. As a result, the revenues and expenses, and assets and liabilities of Avalon on the Sound are included in the Company’s Consolidated Financial Statements, with the 75% interest presented as part of accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. A reclassification has been made in prior years to move the 75% interest from minority interest to accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets to conform with current year presentation. The income allocated to the controlling partner is shown as venture partner interest in profit-sharing on the Company’s Consolidated Statements of Operations and Other Comprehensive Income. These reclassifications did not have any impact on total assets, net income or any other supplemental measure of operating performance.

Investments in Unconsolidated Non-Real Estate Entities

At December 31, 2003, the Company held minority interest investments in three non-real estate entities, all of which are technology companies. Based on ownership and control criteria, the Company accounts for one of these investments using the equity method, with the remaining non-real estate investments accounted for at cost. During the years ended December 31, 2003, 2002 and 2001, the Company recorded losses of $115, $3,166 and $1,730, respectively, related to Realeum, Inc., the investment accounted for under the equity method, bringing the carrying value of the investment to zero as of both December 31, 2003 and 2002. The aggregate carrying value of the Company’s investment in unconsolidated non-real estate entities was $1,456 and $1,855 as of December 31, 2003 and December 31, 2002, respectively.

The following is a summary of the Company’s equity in income of unconsolidated entities for the years presented:

	For the year ended
	12-31-03	12-31-02	12-31-01
Town Grove, LLC	$1,158	$1,391	$1,977
Falkland Partners, LLC	24,255	1,058	924
Town Run Associates	214	481	606
Avalon Terrace, LLC	(21)	253	(3)
Realeum, Inc.	(115)	(3,166)	(1,730)
Other unconsolidated non-real estate entities	44	38	(918)

Total	$25,535	$55	$856

7.	Discontinued Operations – Real Estate Assets Sold or Held for Sale

During the year ended December 31, 2003, the Company sold eleven communities, five comprising the entire Minneapolis, Minnesota portfolio and six single asset sales, and one land parcel, resulting in a gain calculated in accordance with GAAP of $160,990. Details regarding the community asset sales are summarized below:

		Period	Apartment		Gross sales	Net
Community Name	Location	of sale	homes	Debt	price	proceeds
Avalon Westside Terrrace	Los Angeles, CA	1Q03	363	$—	$46,700	$46,422
Avalon Huntington Beach	Huntington Beach, CA	2Q03	400	—	58,200	57,565
Avalon at Woodbury	Woodbury, MN	2Q03	224	—	25,100	24,868
Avalon at Town Centre	Eagan, MN	2Q03	248	—	21,625	21,473
Avalon at Edinburgh	Brooklyn Park, MN	2Q03	198	—	19,550	19,482
Avalon at Town Square	Plymouth, MN	2Q03	160	—	13,000	12,899
Avalon at Devonshire	Bloomington, MN	2Q03	498	27,305	47,950	20,136
Amberway	Anaheim, CA	3Q03	272	—	33,500	32,954
Avalon at Fair Lakes	Fairfax, VA	4Q03	234	—	48,500	48,310
Avalon Crest	Fort Lee, NJ	4Q03	351	—	84,000	82,231
Avalon at Dulles	Sterling, VA	4Q03	236	12,360	26,525	13,449

Total of all 2003 asset sales			3,184	$39,665	$424,650	$379,789

Total of all 2002 asset sales			277	$—	$80,100	$78,454

Total of all 2001 asset sales			2,551	$8,145	$241,130	$230,400

In addition, as of December 31, 2003, the Company had one community that qualified as held for sale under the provisions of SFAS No. 144. As required under SFAS No. 144, the operations for any communities sold from January 1, 2002 through December 31, 2003 and communities held for sale as of December 31, 2003 have been presented as discontinued operations in the accompanying Consolidated Financial Statements.

Accordingly, certain reclassifications have been made in prior years to reflect discontinued operations consistent with current year presentation. The following is a summary of income from discontinued operations for the years presented:

	For the year ended
	(unaudited)
	12-31-03	12-31-02	12-31-01
Rental income	$23,843	$50,554	$53,642
Operating and other expenses	(9,942)	(17,601)	(17,648)
Interest expense, net	(1,106)	(1,716)	(2,033)
Minority interest expense	(389)	(799)	(758)
Depreciation expense	(2,342)	(9,538)	(10,204)

Income from discontinued operations	$10,064	$20,900	$22,999

The Company’s Consolidated Balance Sheets include other assets (excluding net real estate) of $684 and $1,949, mortgage notes payable of $0 and $39,665 and other liabilities of $546 and $5,913 as of December 31, 2003 and 2002, respectively, relating to real estate assets sold or held for sale. The estimated proceeds less anticipated costs to sell the real estate assets held for sale as of December 31, 2003 are greater than the carrying values as of December 31, 2003, and therefore no provisions for possible losses were recorded.

The Company sold a land parcel in 2003, which was originally owned by the Company in connection with a development right in Oakland, California, for which net proceeds of approximately $6,600 were received upon sale.

8.	Commitments and Contingencies

Employment Agreements and Arrangements

As of December 31, 2003, the Company had employment agreements with five executive officers. The employment agreements provide for severance payments and generally provide for accelerated vesting of stock options and restricted stock in the event of a termination of employment (except for a termination by the Company with cause or a voluntary termination by the employee). The current term of these agreements ends on dates that vary between December 2004 and November 2006. The employment agreements provide for one-year automatic renewals (two years in the case of the Chief Executive Officer (“CEO”)) after the initial term unless an advance notice of non-renewal is provided by either party. Upon a notice of non-renewal by the Company, each of the officers may terminate his employment and receive a severance payment. Upon a change in control, the agreements provide for an automatic extension of up to three years from the date of the change in control. The employment agreements provide for base salary and incentive compensation in the form of cash awards, stock options and stock grants subject to the discretion of, and attainment of performance goals established by, the Compensation Committee of the Board of Directors.

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

Lease Obligations

The Company owns six apartment communities which are located on land subject to land leases expiring between July 2029 and March 2142. In addition, the Company leases certain office space. These leases are accounted for as operating leases in accordance with SFAS No. 13, “Accounting for Leases.”

The following table details the future minimum lease payments under the Company’s current operating leases:

Payments due by period
2004	2005	2006	2007	2008	Thereafter
$4,239	$4,208	$4,207	$4,251	$4,242	$398,906

9.	Segment Reporting

The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities. Annually as of January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification throughout the year for the purpose of reporting segment operations.

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year ended December 31, 2003, the Established Communities are communities that had stabilized occupancy and operating expenses as of January 1, 2002, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2003.

In addition, the Company owns land held for future development and has other corporate assets that are not allocated to an operating segment.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use Net Operating Income (“NOI”) as the primary financial measure for Established and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, venture partner interest in profit-sharing, depreciation expense, impairment loss, gain on sale of communities and income from discontinued operations. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.”

	Total		% NOI change	Gross
	revenue	NOI (1)	from prior year	real estate (2)
For the year ended December 31, 2003

Established
Northeast	$151,902	$100,016	(8.9%)	$885,966
Mid-Atlantic	69,343	48,719	(4.2%)	388,674
Midwest	16,141	8,553	(16.7%)	140,631
Pacific Northwest	27,342	16,817	(11.4%)	297,653
Northern California	139,698	99,425	(10.5%)	1,344,010
Southern California	45,704	31,691	(1.0%)	325,541

Total Established	450,130	305,221	(8.3%)	3,382,475

Other Stabilized	81,962	54,889	n/a	750,822
Development/Redevelopment	76,362	44,142	n/a	1,144,413
Land Held for Future Development	n/a	n/a	n/a	81,358
Non-allocated (3)	1,197	1,197	n/a	20,418

Total	$609,651	$405,449	(0.4%)	$5,379,486

For the year ended December 31, 2002

Established
Northeast	$142,333	$98,516	(7.8%)	$784,877
Mid-Atlantic	70,489	50,862	(2.9%)	387,590
Midwest	17,082	10,269	(8.2%)	140,248
Pacific Northwest	10,567	6,551	(12.7%)	96,738
Northern California	150,422	110,334	(17.5%)	1,340,846
Southern California	42,386	30,399	2.6%	303,464

Total Established	433,279	306,931	(10.1%)	3,053,763

Other Stabilized	78,137	53,291	n/a	772,713
Development/Redevelopment	75,796	44,428	n/a	1,102,210
Land Held for Future Development	n/a	n/a	n/a	78,688
Non-allocated (3)	2,318	2,318	n/a	21,790

Total	$589,530	$406,968	(3.8%)	$5,029,164

For the year ended December 31, 2001

Established
Northeast	$112,808	$81,364	7.8%	$570,551
Mid-Atlantic	74,225	54,887	8.2%	402,683
Midwest	7,847	5,391	(2.2%)	60,299
Pacific Northwest	6,705	4,945	2.4%	60,426
Northern California	156,458	121,410	6.5%	1,216,489
Southern California	33,423	23,734	8.6%	236,239

Total Established	391,466	291,731	7.1%	2,546,687

Other Stabilized	131,382	92,451	n/a	877,417
Development/ Redevelopment	58,862	37,193	n/a	973,934
Land Held for Future Development	n/a	n/a	n/a	66,608
Non-allocated (3)	1,486	1,486	n/a	20,652

Total	$583,196	$422,861	12.0%	$4,485,298

(1)	Does not include corporate-level property management and other indirect operating expenses of $31,167, $30,551 and $31,805 for the years ended December 31, 2003, 2002 and 2001, respectively.

(2)	Does not include gross real estate from assets held for sale of $52,271, $340,290 and $352,571 as of December 31, 2003, 2002 and 2001, respectively.

(3)	Revenue and NOI amounts represent third-party management, accounting and developer fees which are not allocated to a reportable segment.

Segment information for the years ending December 31, 2003, 2002 and 2001 has been adjusted for the communities that were designated as held for sale as of December 31, 2003 or sold from January 1, 2002 through

December 31, 2003 as described in Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale.”

10.	Stock-Based Compensation Plans

The Company has a stock incentive plan (the “1994 Plan”), which was amended and restated on March 31, 2001. Individuals who are eligible to participate in the 1994 Plan include officers, other associates, outside directors and other key persons of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. The 1994 Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code (“ISOs”), (ii) the grant of stock options that do not so qualify, (iii) grants of shares of restricted and unrestricted common stock, (iv) grants of deferred stock awards, (v) performance share awards entitling the recipient to acquire shares of common stock and (vi) dividend equivalent rights.

Shares of common stock of 2,358,393, 2,084,207 and 2,126,335 were available for future option or restricted stock grant awards under the 1994 Plan as of December 31, 2003, 2002 and 2001, respectively. On each January 1, the maximum number available for issuance under the 1994 Plan is increased by between 0.48% and 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.

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

In connection with the Merger, the exercise prices and the number of options under the Avalon 1995 Incentive Plan and the Avalon 1993 Plan were adjusted to reflect the equivalent Bay shares and exercise prices based on the 0.7683 share conversion ratio used in the Merger. Officers, non-employee directors and associates with Avalon 1995 Incentive Plan or Avalon 1993 Plan options may exercise their adjusted number of options for the Company’s common stock at the adjusted exercise price. As of June 4, 1998, the date of the Merger, options and other awards ceased to be granted under the Avalon 1993 Plan or the Avalon 1995 Incentive Plan. Accordingly, there were no options to purchase shares of common stock available for grant under the Avalon 1995 Incentive Plan or the Avalon 1993 Plan at December 31, 2003, 2002 or 2001.

Information with respect to stock options granted under the 1994 Plan, the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:

		Weighted	Avalon 1995	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2000	2,425,957	$32.96	1,484,345	$35.94
Exercised	(367,652)	33.05	(487,312)	35.79
Granted	946,612	45.90	—	—
Forfeited	(111,639)	40.34	(4,836)	36.61

Options Outstanding, December 31, 2001	2,893,278	$36.91	992,197	$36.03

Exercised	(281,206)	31.65	(350,157)	37.39
Granted	719,198	45.63	—	—
Forfeited	(165,263)	42.72	(1,534)	39.86

Options Outstanding, December 31, 2002	3,166,007	$39.05	640,506	$35.27

Exercised	(454,843)	32.36	(165,264)	29.39
Granted	425,101	37.14	—	—
Forfeited	(157,000)	43.45	(1,280)	34.07

Options Outstanding, December 31, 2003	2,979,265	$39.57	473,962	$37.32

Options Exercisable:

December 31, 2001	1,537,194	$33.58	976,830	$35.99

December 31, 2002	2,003,395	$35.95	640,506	$35.27

December 31, 2003	2,069,704	$38.51	473,962	$37.32

For options outstanding at December 31, 2003 under the 1994 Plan, 84,600 options had exercise prices ranging between $18.37 and $29.99 and a weighted average contractual life of 1.8 years, 1,481,427 options had exercise prices ranging between $30.00 and $39.99 and a weighted average contractual life of 6.0 years, and 1,413,238 options had exercise prices ranging between $40.00 and $49.90 and a weighted average contractual life of 7.6 years. Options outstanding at December 31, 2003 for the Avalon 1993 and Avalon 1995 Plans had exercise prices ranging from $27.33 to $39.70 and a weighted average contractual life of 3.8 years.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. The effect on net income available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year based on the fair market value as determined on the date of grant is reflected in Note 1, “Organization and Significant Accounting Policies.”

The weighted average fair value of the options granted during 2003 is estimated at $1.94 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 7.56%, volatility of 18.68%, risk-free interest rates of 3.31% and an expected life of approximately 7 years. The weighted average fair value of the options granted during 2002 is estimated at $4.52 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 6.15%, volatility of 18.90%, risk-free interest rates of 4.81% and an expected life of approximately 7 years. The weighted average fair value of the options granted during 2001 is estimated at $4.83 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.58%, volatility of 16.47%, risk-free interest rates of 5.07% and an expected life of approximately 7 years. The cost related to stock-based employee compensation for employee stock options included in the determination of net income is based on actual forfeitures for the given year.

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 687,949 shares remaining available for issuance under the plan. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that as of the applicable election period they have been employed by the Company for twelve months. Under the ESPP, eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions, subject to maximum purchase limitations. The purchase period is a period of seven months beginning each May 1 and ending each November 30. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed by the Board of Directors, if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 14,393 shares, 29,345 shares and 14,917 shares under the ESPP for 2003, 2002 and 2001, respectively.

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

•	Cash equivalents, rents receivable, accounts payable and accrued expenses, and other liabilities are carried at their face amounts, which reasonably approximate their fair values.
•	Bond indebtedness and notes payable with an aggregate carrying value of approximately $2,286,000 and $2,442,000 had an estimated aggregate fair value of $2,556,000 and $2,639,000 at December 31, 2003 and 2002, respectively.

12.	Related Party Arrangements

Purchase of Mortgage Loan

The Company’s Chairman and CEO is a partner of an entity that is the general partner of Arbor Commons Associates Limited Partnership (“Arbor Commons Associates”). Arbor Commons Associates owns Avalon Arbor, a 302 apartment home community in Shrewsbury, Massachusetts. Concurrently with its initial public offering in November 1993, Avalon Properties, Inc. (“Avalon”), a predecessor entity, purchased an existing participating mortgage loan made to Arbor Commons Associates that was originated by CIGNA Investments, Inc. The mortgage loan is secured by Arbor Commons Associates’ interest in Avalon Arbor. This loan accrues interest at a fixed rate of 10.2% per annum, payable at 9.0% per annum. The balance of the note receivable at both December 31, 2003 and December 31, 2002 was $21,483. The balance of accrued interest on the note receivable as of December 31, 2003 and December 31, 2002, respectively, was $5,834 and $4,965, and is included in other assets on the accompanying Consolidated Balance Sheets. Related interest income of $3,168, $3,091 and $3,081 was recorded for the years ended December 31, 2003, 2002 and 2001, respectively. Under the terms of the loan, the Company (as successor to Avalon) receives (as contingent interest) 50% of the cash flow after the 10.2% accrual rate is paid and 50% of the residual profits upon the sale of the community.

Unconsolidated entities

The Company manages several unconsolidated real estate joint venture entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $851, $1,019 and $1,011 in the years ended December 31, 2003, 2002 and 2001 respectively.

Indebtedness of Management

The Company had a recourse loan program under which the Company lent amounts to or on behalf of employees (“Stock Loans”) equivalent to the estimated employees’ tax withholding liabilities related to the vesting of restricted stock under the 1994 Plan. In accordance with the Sarbanes-Oxley Act of 2002, no loans to senior officers were renewed after January 1, 2003 and all were repaid in full by March 31, 2003. The Company has phased out the Stock Loan program for all other participants, with all loans to be repaid by March 1, 2004. The principal balance outstanding under the Stock Loans was $104 and $1,133 as of December 31, 2003 and 2002, respectively. Each Stock Loan was made for a one-year term, is a full personal recourse obligation of the borrower and is secured by a pledge to the Company of the stock that vested and gave rise to the tax withholding liability for which the loan was made. In addition, dividends on the pledged stock are automatically remitted to the Company and applied toward repayment of the Stock Loan.

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

Director Compensation

The Company’s 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. In accordance with the Company’s 1994 Plan, as then in effect, on the fifth business day following each of the Company’s May 2003 and May 2002 Annual Meetings of Stockholders, each of the Company’s non-employee directors automatically received options to purchase 7,000 shares of common stock at the last reported sale price of the common stock on the New York Stock Exchange (“NYSE”) on such date, and a restricted stock grant (or, in lieu thereof, a deferred stock award) of 2,500 shares of common stock. The Company recorded compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $824, $743 and $624 in the years ended December 31, 2003, 2002 and 2001, respectively. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $722 and $757 on December 31, 2003 and 2002, respectively. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which, in lieu of the stock and option awards described above, each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the NYSE on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award.

Investment in Realeum, Inc.

As an employee incentive and retention mechanism, the Company arranged for officers of the Company to hold direct or indirect economic interests in Realeum, Inc. Realeum, Inc. is a company involved in the development and deployment of a property management and leasing automation system in which the Company invested $2,300 in January 2002. The Company currently utilizes this property management and leasing automation system and has paid $471, $480 and $80 to Realeum, Inc. under the terms of its licensing arrangements during the years ended December 31, 2003, 2002 and 2001, respectively.

13.	Quarterly Financial Information (Unaudited)

The following summary represents the quarterly results of operations for the years ended December 31, 2003 and 2002:

	For the three months ended
	3-31-03	6-30-03	9-30-03	12-31-03
Total revenue	$149,681	$151,033	$153,148	$155,790
Net income available to common stockholders	$33,700	$73,762	$55,212	$98,108
Net income per common share – basic	$0.50	$1.10	$0.80	$1.39
Net income per common share – diluted	$0.49	$1.07	$0.79	$1.36

	For the three months ended
	3-31-02	6-30-02	9-30-02	12-31-02
Total revenue	$145,886	$146,392	$147,924	$149,329
Net income available to common stockholders	$35,690	$32,315	$24,685	$63,033
Net income per common share – basic	$0.52	$0.47	$0.36	$0.92
Net income per common share – diluted	$0.51	$0.46	$0.35	$0.91

14.	Subsequent Events

In January 2004, Arbor Commons Associates was unable to make its mortgage note payment, resulting in a default on the note receivable held by the Company as discussed in Note 12, “Related Party Arrangements.” In February 2004, Arbor Commons Associates remedied this default by paying the outstanding payment. The Company believes that the carrying amount of its note receivable from Arbor Commons Associates is fully recoverable.

In February 2004, the Company repaid $125,000 of previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity. Also in February 2004, the Company repaid $11,381 in fixed rate mortgage debt secured by a current community, along with any unpaid interest, prior to its scheduled maturity of August 2004. No prepayment penalties were incurred.

In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place I, located in New York, NY. Avalon Chrystie Place I, when completed, is expected to contain 361 apartment homes for a total capital cost of approximately $149,900. The construction of this community will be partially funded through the issuance of $117,000 in variable rate, tax-exempt debt, $58,500 of which closed in February 2004, with the remainder expected to close in the fourth quarter of 2004. The Company holds a 20% equity interest in this joint venture entity.

Also in February 2004, the Company had credit enhancements, including Hedged Derivatives in the form of interest rate swaps, on approximately $87,380 of its variable rate, tax-exempt debt that expired according to the original terms and that have not been extended. However, the Company has replaced the credit enhancements on this debt, including Hedged Derivatives in the form of interest rate caps ranging from 6.7% to 9.0%. The underlying debt has a weighted average variable interest rate (exclusive of credit enhancement fees, facility fees, trustees’ fees, etc.) of 0.9% as of February 27, 2004, which has been capped at a weighted average interest rate of 7.6% through Hedged Derivatives. The credit enhancements, including the Hedged Derivatives, mature in 2014.

As of February 27, 2004, one community previously held for operating purposes was classified as held for sale under SFAS No. 144. This community has a net real estate carrying value of $29,973 and debt of $18,755 as of December 31, 2003. The Company is actively pursuing the disposition of the community and expects to close during the second quarter of 2004.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction			Total Cost, Net of		Year of
		Progress &	Acquisition /		in Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Current Communities

Avalon at Center Place	$—	$26,816	$945	$—	$27,761	$27,761	$6,331	$21,430	$—	1991/1997
Avalon at Faxon Park	1,136	14,019	167	1,136	14,186	15,322	2,979	12,343	—	1998
Avalon at Flanders Hill	3,572	33,070	—	3,572	33,070	36,642	1,518	35,124	—	2003
Avalon at Lexington	2,124	12,599	725	2,124	13,324	15,448	4,266	11,182	13,477	1994
Avalon at Newton Highlands	9,121	46,000	—	9,121	46,000	55,121	438	54,683	—	2003
Avalon at Prudential Center	25,811	103,233	25,621	25,811	128,854	154,665	21,350	133,315	—	1968/1998
Avalon Essex	5,230	15,483	906	5,230	16,389	21,619	2,223	19,396	—	2000
Avalon Estates	1,972	18,167	183	1,972	18,350	20,322	2,049	18,273	—	2001
Avalon Ledges	2,627	32,900	489	2,627	33,389	36,016	1,842	34,174	—	2002
Avalon Oaks	2,129	18,640	166	2,129	18,806	20,935	3,256	17,679	17,530	1999
Avalon Oaks West	3,303	13,316	180	3,303	13,496	16,799	944	15,855	17,336	2002
Avalon Orchards	2,975	17,860	175	2,975	18,035	21,010	1,157	19,853	20,574	2002
Avalon Summit	1,743	14,654	466	1,743	15,120	16,863	4,054	12,809	—	1986/1996
Avalon West	943	9,881	259	943	10,140	11,083	2,564	8,519	8,396	1996
Avalon at Greyrock Place	13,819	55,846	651	13,819	56,497	70,316	3,067	67,249	—	2002
Avalon Corners	6,305	24,179	1,326	6,305	25,505	31,810	3,871	27,939	—	2000
Avalon Gates	4,414	31,305	806	4,414	32,111	36,525	7,304	29,221	—	1997
Avalon Glen	5,956	23,993	1,491	5,956	25,484	31,440	8,412	23,028	—	1991
Avalon Haven	1,264	11,762	740	1,264	12,502	13,766	1,622	12,144	—	2000
Avalon Lake	3,314	13,139	597	3,314	13,736	17,050	2,271	14,779	—	1999
Avalon New Canaan	4,835	19,420	30	4,835	19,450	24,285	1,176	23,109	—	2002
Avalon on Stamford Harbor	10,836	51,620	9	10,836	51,629	62,465	2,592	59,873	—	2003
Avalon Springs	2,116	14,512	430	2,116	14,942	17,058	3,524	13,534	—	1996
Avalon Valley	2,277	22,424	1,358	2,277	23,782	26,059	3,937	22,122	—	1999
Avalon Walk I & II	9,102	48,796	1,305	9,102	50,101	59,203	16,051	43,152	11,437	1992/1994
Avalon Commons	4,679	28,552	91	4,679	28,643	33,322	6,494	26,828	—	1997
Avalon Court	9,228	48,920	1,193	9,228	50,113	59,341	8,736	50,605	—	1997/2000
Avalon Towers	3,118	12,709	1,480	3,118	14,189	17,307	4,022	13,285	—	1990/1995
Avalon at Edgewater	14,529	60,061	170	14,529	60,231	74,760	4,647	70,113	—	2002
Avalon at Florham Park	6,647	34,639	286	6,647	34,925	41,572	4,016	37,556	—	2001
Avalon Cove	8,760	82,356	1,131	8,760	83,487	92,247	19,669	72,578	—	1997
The Tower at Avalon Cove	3,738	45,755	256	3,738	46,011	49,749	7,348	42,401	—	1999
Avalon at Freehold	4,116	30,191	127	4,116	30,318	34,434	2,215	32,219	—	2002

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction			Total Cost, Net of		Year of
		Progress &	Acquisition /		in Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Avalon Run East	1,579	14,669	46	1,579	14,715	16,294	3,783	12,511	—	1996
Avalon Watch	5,585	22,394	2,002	5,585	24,396	29,981	8,425	21,556	—	1988
Avalon Riverview I	4,724	89,669	—	4,724	89,669	94,393	4,413	89,980	—	2002
Avalon Gardens	8,428	45,706	340	8,428	46,046	54,474	9,686	44,788	—	1998
Avalon Green	1,820	10,525	289	1,820	10,814	12,634	3,216	9,418	—	1995
Avalon on the Sound	717	89,501	1,380	717	90,881	91,598	7,812	83,786	36,526	2001
Avalon View	3,529	14,140	825	3,529	14,965	18,494	5,021	13,473	17,345	1993
Avalon Willow	6,207	39,852	998	6,207	40,850	47,057	5,981	41,076	—	2000
The Avalon	2,889	28,273	65	2,889	28,338	31,227	4,449	26,778	—	1999
Avalon at Fairway Hills I & II	8,612	34,463	2,016	8,612	36,479	45,091	10,362	34,729	11,500	1987/1996
Avalon at Symphony Glen	1,594	6,384	1,241	1,594	7,625	9,219	2,785	6,434	9,780	1986
Avalon Landing	1,849	7,409	623	1,849	8,032	9,881	2,451	7,430	6,301	1984/1995
AutumnWoods	6,096	24,400	526	6,096	24,926	31,022	6,255	24,767	—	1989/1996
Avalon at Arlington Square	22,041	90,253	—	22,041	90,253	112,294	7,240	105,054	—	2001
Avalon at Ballston — Vermont & Quincy Towers	9,340	37,360	788	9,340	38,148	47,488	9,048	38,440	—	1990/1997
Avalon at Ballston — Washington Towers	7,291	29,177	995	7,291	30,172	37,463	9,953	27,510	—	1990
Avalon at Cameron Court	10,292	32,931	23	10,292	32,954	43,246	6,948	36,298	—	1998
Avalon at Decoverly	6,157	24,800	863	6,157	25,663	31,820	7,336	24,484	—	1991/1995
Avalon at Foxhall	6,848	27,614	8,811	6,848	36,425	43,273	9,039	34,234	—	1982
Avalon at Fox Mill	2,713	16,678	124	2,713	16,802	19,515	2,594	16,921	—	2000
Avalon at Gallery Place I	12,893	39,378	—	12,893	39,378	52,271	783	51,488	—	2003
Avalon at Providence Park	2,152	8,907	242	2,152	9,149	11,301	2,160	9,141	—	1988/1997
Avalon at Rock Spring	988	44,846	—	988	44,846	45,834	1,442	44,392	—	2003
Avalon Crescent	13,851	43,401	87	13,851	43,488	57,339	10,295	47,044	—	1996
Avalon Crossing	2,207	11,683	5	2,207	11,688	13,895	3,018	10,877	—	1996
Avalon Fields I & II	4,047	18,553	99	4,047	18,652	22,699	4,818	17,881	11,106	1998
Avalon Knoll	1,528	6,136	1,033	1,528	7,169	8,697	2,823	5,874	12,748	1985
200 Arlington Place	9,728	39,527	743	9,728	40,270	49,998	4,268	45,730	—	1987/2000
Avalon at Danada Farms	7,535	30,444	475	7,535	30,919	38,454	6,437	32,017	—	1997

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction			Total Cost, Net of		Year of
		Progress &	Acquisition /		in Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Avalon at Stratford Green	4,326	17,569	97	4,326	17,666	21,992	3,679	18,313	—	1997
Avalon at West Grove	5,149	20,657	4,381	5,149	25,038	30,187	5,312	24,875	—	1967
Avalon at Bear Creek	6,786	27,035	640	6,786	27,675	34,461	5,402	29,059	—	1998
Avalon Bellevue	6,664	23,908	77	6,664	23,985	30,649	2,548	28,101	—	2001
Avalon Belltown	5,644	12,453	268	5,644	12,721	18,365	1,095	17,270	—	2001
Avalon Brandemoor	8,630	36,679	17	8,630	36,696	45,326	3,613	41,713	—	2001
Avalon Greenbriar	3,808	21,239	11,250	3,808	32,489	36,297	6,324	29,973	18,755	1987
Avalon HighGrove	7,569	32,035	22	7,569	32,057	39,626	3,544	36,082	—	2000
Avalon ParcSquare	3,789	15,093	252	3,789	15,345	19,134	1,936	17,198	—	2000
Avalon Redmond Place	4,558	17,504	4,002	4,558	21,506	26,064	4,760	21,304	—	1991/1997
Avalon RockMeadow	4,777	19,671	155	4,777	19,826	24,603	2,509	22,094	—	2000
Avalon WildReed	4,253	18,676	27	4,253	18,703	22,956	2,324	20,632	—	2000
Avalon WildWood	6,268	26,597	28	6,268	26,625	32,893	2,589	30,304	—	2001
Avalon Wynhaven	11,412	41,142	37	11,412	41,179	52,591	4,101	48,490	—	2001
Avalon at Union Square	4,249	16,820	1,012	4,249	17,832	22,081	3,513	18,568	—	1973/1996
Avalon at Willow Creek	6,581	26,583	1,386	6,581	27,969	34,550	5,542	29,008	—	1985/1994
Avalon Dublin	5,276	19,642	1,870	5,276	21,512	26,788	4,202	22,586	—	1989/1997
Avalon Fremont	15,016	60,681	1,942	15,016	62,623	77,639	12,409	65,230	—	1994
Avalon Pleasanton	11,610	46,552	2,602	11,610	49,154	60,764	9,897	50,867	—	1988/1994
Waterford	11,324	45,717	2,418	11,324	48,135	59,459	9,809	49,650	33,100	1985/1986
Avalon at Cedar Ridge	4,230	9,659	11,794	4,230	21,453	25,683	4,398	21,285	—	1972/1997
Avalon at Diamond Heights	4,726	19,130	780	4,726	19,910	24,636	3,933	20,703	—	1972/1994
Avalon at Mission Bay North	2,336	77,026	62	2,336	77,088	79,424	2,176	77,248	—	2003
Avalon at Nob Hill	5,403	21,567	598	5,403	22,165	27,568	4,301	23,267	19,149	1990/1995
Avalon Sunset Towers	3,561	21,321	3,500	3,561	24,821	28,382	5,343	23,039	—	1961/1996
Avalon Foster City	7,852	31,445	3,757	7,852	35,202	43,054	6,624	36,430	—	1973/1994
Avalon Pacifica	6,125	24,796	494	6,125	25,290	31,415	4,936	26,479	15,906	1971/1995
Avalon Towers by the Bay	9,155	57,630	137	9,155	57,767	66,922	8,607	58,315	—	1999
Crowne Ridge	5,982	16,885	8,720	5,982	25,605	31,587	5,027	26,560	—	1973/1996
Avalon at Blossom Hill	11,933	48,313	710	11,933	49,023	60,956	9,663	51,293	—	1995
Avalon at Cahill Park	4,760	47,354	238	4,760	47,592	52,352	2,445	49,907	—	2002
Avalon at Creekside	6,546	26,301	10,119	6,546	36,420	42,966	6,557	36,409	—	1962/1997

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction			Total Cost, Net of		Year of
		Progress &	Acquisition /		in Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Avalon at Foxchase	11,340	45,532	2,423	11,340	47,955	59,295	9,534	49,761	26,400	1988/1987
Avalon at Parkside	7,406	29,823	693	7,406	30,516	37,922	5,957	31,965	—	1991/1996
Avalon at Pruneyard	3,414	15,469	12,996	3,414	28,465	31,879	5,684	26,195	12,870	1968/1997
Avalon at River Oaks	8,904	35,126	960	8,904	36,086	44,990	6,957	38,033	—	1990/1996
Avalon Campbell	11,830	47,828	377	11,830	48,205	60,035	9,371	50,664	35,065	1995
Avalon Cupertino	9,099	39,926	84	9,099	40,010	49,109	8,139	40,970	—	1999
Avalon Mountain View	9,755	39,393	1,549	9,755	40,942	50,697	8,030	42,667	18,300	1986
Avalon on the Alameda	6,119	50,164	149	6,119	50,313	56,432	8,628	47,804	—	1999
Avalon Rosewalk	15,814	62,028	419	15,814	62,447	78,261	11,644	66,617	—	1997/1999
Avalon Silicon Valley	20,713	99,304	1,123	20,713	100,427	121,140	19,392	101,748	—	1997
Avalon Sunnyvale	6,786	27,388	901	6,786	28,289	35,075	5,534	29,541	—	1987/1995
Avalon Towers on the Peninsula	9,560	56,021	111	9,560	56,132	65,692	3,635	62,057	—	2002
CountryBrook	9,384	34,794	4,051	9,384	38,845	48,229	7,595	40,634	17,628	1985/1996
Fairway Glen	3,341	13,338	614	3,341	13,952	17,293	2,770	14,523	9,580	1986
San Marino	6,607	26,673	916	6,607	27,589	34,196	5,435	28,761	—	1984/1988
Avalon at Media Center	22,483	28,104	25,232	22,483	53,336	75,819	9,223	66,596	—	1961/1997
Avalon at Warner Center	7,045	12,986	6,414	7,045	19,400	26,445	4,351	22,094	—	1979/1998
Avalon at Glendale	1,280	38,640	—	1,280	38,640	39,920	384	39,536	—	2003
Avalon Woodland Hills	23,828	40,372	7,662	23,828	48,034	71,862	10,630	61,232	—	1989/1997
The Promenade	14,052	56,820	131	14,052	56,951	71,003	3,020	67,983	33,185	1988/2002
Avalon Laguna Niguel	656	16,588	3,751	656	20,339	20,995	4,240	16,755	10,400	1988/1998
Avalon at Pacific Bay	4,871	19,745	7,331	4,871	27,076	31,947	5,228	26,719	—	1971/1997
Avalon at South Coast	4,709	16,063	4,065	4,709	20,128	24,837	4,119	20,718	—	1973/1996
Avalon Mission Viejo	2,517	9,257	1,524	2,517	10,781	13,298	2,168	11,130	7,039	1984/1996
Avalon Newport	1,975	3,814	4,324	1,975	8,138	10,113	1,639	8,474	—	1956/1996
Avalon Santa Margarita	4,607	16,911	2,437	4,607	19,348	23,955	3,872	20,083	—	1990/1997
Avalon at Cortez Hill	2,768	20,134	11,499	2,768	31,633	34,401	5,744	28,657	—	1973/1998
Avalon at Mission Bay	9,922	40,633	15,504	9,922	56,137	66,059	10,297	55,762	—	1968/1997
Avalon at Mission Ridge	2,710	10,924	8,041	2,710	18,965	21,675	3,862	17,813	—	1960/1997
Avalon at Penasquitos Hills	2,760	9,391	2,202	2,760	11,593	14,353	2,337	12,016	—	1982/1997

	$811,532	$3,876,759	$269,273	$811,532	$4,146,032	$4,957,564	$677,323	$4,280,241	$451,433

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction			Total Cost, Net of		Year of
		Progress &	Acquisition /		in Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Development Communities

Avalon at Crane Brook	—	26,029	—	—	26,029	26,029	—	26,029	—	N/A
Avalon at Glen Cove South	—	49,731	—	—	49,731	49,731	—	49,731	—	N/A
Avalon at Grosvenor Station	10,641	58,977	—	10,641	58,977	69,618	215	69,403	—	N/A
Avalon at Steven’s Pond	7,959	45,213	—	7,959	45,213	53,172	383	52,789	—	N/A
Avalon at The Pinehills I	—	4,834	—	—	4,834	4,834	—	4,834	—	N/A
Avalon Darien	4,285	32,928	—	4,285	32,928	37,213	231	36,982	—	N/A
Avalon at Traville	3,902	42,153	—	3,902	42,153	46,055	122	45,933	—	N/A
Avalon Milford I	—	14,926	—	—	14,926	14,926	—	14,926	—	N/A
Avalon Run East II	—	19,014	—	—	19,014	19,014	—	19,014	—	N/A
Avalon Pines I	—	11,127	—	—	11,127	11,127	—	11,127	—	N/A
Avalon Chrystie Place I	—	25,194	—	—	25,194	25,194	—	25,194	—	N/A

	$26,787	$330,126	$—	$26,787	$330,126	$356,913	$951	$355,962	$—

Land held for development	81,358	—	—	81,358	—	81,358	—	81,358	—
Corporate overhead	1,585	16,162	18,175	1,585	34,337	35,922	17,094	18,828	—

	$921,262	$4,223,047	$287,448	$921,262	$4,510,495	$5,431,757	$695,368	$4,736,389	$451,433

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(Dollars in thousands)

Amounts include real estate assets held for sale.

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building - 30 years
Improvements, upgrades and FF&E - not to exceed 7 years

The aggregate cost of total real estate for Federal income tax purposes was approximately $5,432,000 at December 31, 2003.

The changes in total real estate assets for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Years ended December 31,
	2003	2002	2001
Balance, beginning of period	$5,369,453	$4,837,869	$4,535,969
Acquisitions, construction costs and improvements	369,818	575,879	496,908
Dispositions, including impairment loss on planned dispositions	(307,514)	(44,295)	(195,008)

Balance, end of period	$5,431,757	$5,369,453	$4,837,869

The changes in accumulated depreciation for the years ended December 31, 2003, 2002 and 2001, are as follows:

	Years ended December 31,
	2003	2002	2001
Balance, beginning of period	$584,022	$447,026	$336,010
Depreciation, including discontinued operations	153,796	144,477	126,984
Dispositions	(42,450)	(7,481)	(15,968)

Balance, end of period	$695,368	$584,022	$447,026