Form 10-Q
period 2004-03-31
AVALONBAY COMMUNITIES INC
filed 2004-05-07
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

71,598,025 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2004

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	1
	Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three months ended March 31, 2004 and 2003	2
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2004 and 2003	3-4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5-20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	49
Item 2.	Changes in Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Submission of Matters to a Vote of Security Holders	50
Item 5.	Other Information	50
Item 6.	Exhibits and Reports on Form 8-K	50-52
Signatures		53

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3-31-04	12-31-03
	(unaudited)
ASSETS
Real estate:
Land, including land held for development	$905,519	$903,906
Buildings and improvements	4,142,568	4,040,828
Furniture, fixtures and equipment	127,558	124,302

	5,175,645	5,069,036
Less accumulated depreciation	(735,751)	(684,021)

Net operating real estate	4,439,894	4,385,015
Construction in progress (including land)	227,199	253,158
Real estate assets held for sale, net	98,249	98,216

Total real estate, net	4,765,342	4,736,389

Cash and cash equivalents	346	7,165
Cash in escrow	13,295	11,825
Resident security deposits	23,169	20,891
Investments in unconsolidated real estate entities	25,002	19,735
Deferred financing costs, net	18,528	17,362
Deferred development costs	35,888	31,334
Participating mortgage note	—	21,483
Prepaid expenses and other assets	62,165	43,398

Total assets	$4,943,735	$4,909,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,710,269	$1,835,284
Variable rate unsecured credit facility	246,100	51,100
Mortgage notes payable	409,801	422,278
Dividends payable	52,202	51,831
Payables for construction	25,646	26,912
Accrued expenses and other liabilities	85,516	85,089
Accrued interest payable	26,109	38,883
Resident security deposits	33,684	31,880
Liabilities related to real estate assets held for sale	30,283	30,239

Total liabilities	2,619,610	2,573,496

Minority interest of unitholders in consolidated partnerships	23,751	24,752

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both March 31, 2004 and December 31, 2003; 4,000,000 shares issued and outstanding at both March 31, 2004 and December 31, 2003, respectively	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both March 31, 2004 and December 31, 2003; 71,467,072 and 70,937,526 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	715	709
Additional paid-in capital	2,345,863	2,322,581
Deferred compensation	(12,131)	(5,808)
Dividends less than (in excess of) accumulated earnings	(25,529)	2,024
Accumulated other comprehensive loss	(8,584)	(8,212)

Total stockholders’ equity	2,300,374	2,311,334

Total liabilities and stockholders’ equity	$4,943,735	$4,909,582

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3-31-04	3-31-03
Revenue:
Rental and other income	$156,731	$147,738
Management, development and other fees	148	264

Total revenue	156,879	148,002

Expenses:
Operating expenses, excluding property taxes	45,958	42,054
Property taxes	15,574	14,181
Interest expense	32,286	33,974
Depreciation expense	39,571	36,669
General and administrative expense	3,971	3,631

Total expenses	137,360	130,509

Equity in income of unconsolidated entities	187	528
Interest income	20	902
Venture partner interest in profit-sharing	(325)	(378)
Minority interest in consolidated partnerships	145	(220)

Income from continuing operations before cumulative effect of change in accounting principle	19,546	18,325

Discontinued operations:
Income from discontinued operations	1,184	4,991
Gain on sale of communities	—	14,072

Total discontinued operations	1,184	19,063

Income before cumulative effect of change in accounting principle	20,730	37,388
Cumulative effect of change in accounting principle	4,547	—

Net income	25,277	37,388
Dividends attributable to preferred stock	(2,175)	(3,688)

Net income available to common stockholders	$23,102	$33,700

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	(372)	749

Comprehensive income	$22,730	$34,449

Dividends declared per common share	$0.70	$0.70

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.31	$0.22
Discontinued operations	0.02	0.28

Net income available to common stockholders	$0.33	$0.50

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.30	$0.21
Discontinued operations	0.02	0.28

Net income available to common stockholders	$0.32	$0.49

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	3-31-04	3-31-03
Cash flows from operating activities:
Net income	$25,277	$37,388
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	39,571	36,669
Depreciation expense from discontinued operations	125	1,606
Amortization of deferred financing costs and debt premium/discount	1,132	978
Amortization of deferred compensation	1,062	858
Income (loss) allocated to minority interest in consolidated partnerships including discontinued operations	(145)	416
Income allocated to venture partner interest in profit-sharing	325	378
Gain on sale of communities	—	(14,072)
Cumulative effect of change in accounting principle	(4,547)	—
Increase in cash in operating escrows	(1,470)	(645)
Decrease in resident security deposits, accrued interest receivable on participating mortgage note, prepaid expenses and other assets	1,015	3,062
Decrease in accrued expenses, other liabilities and accrued interest payable	(11,628)	(11,604)

Net cash provided by operating activities	50,717	55,034

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(51,895)	(90,861)
Capital expenditures — existing real estate assets	(2,079)	(1,526)
Capital expenditures — non-real estate assets	(79)	(139)
Proceeds from sale of communities and land, net of selling costs	—	46,422
Decrease in payables for construction	(1,266)	(474)
Decrease in cash in construction escrows	—	985
Decrease in investments in unconsolidated real estate entities	312	422

Net cash used in investing activities	(55,007)	(45,171)

Cash flows from financing activities:
Issuance of common stock	12,955	5,846
Repurchase of common stock	—	(39,877)
Issuance of preferred stock, net of related costs	—	81,737
Redemption of preferred stock and related costs	—	(81,693)
Dividends paid	(51,831)	(51,610)
Net borrowings under unsecured credit facility	195,000	146,030
Collateral posting for letters of credit	(17,577)	—
Issuance of mortgage notes payable	—	17,404
Repayments of mortgage notes payable	(12,477)	(884)
Repayment of unsecured notes	(125,000)	(50,000)
Payment of deferred financing costs	(2,313)	(102)
Distributions to DownREIT partnership unitholders	(369)	(620)
Distributions to joint venture and profit-sharing partners	(917)	(1,175)

Net cash provided by (used in) financing activities	(2,529)	25,056

Net increase (decrease) in cash and cash equivalents	(6,819)	34,919

Cash and cash equivalents, beginning of period	7,165	12,934

Cash and cash equivalents, end of period	$346	$47,853

Cash paid during period for interest, net of amount capitalized	$42,960	$46,625

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the three months ended March 31, 2004:

•	As described in Note 4, “Stockholders’ Equity,” 140,563 shares of common stock were issued in connection with stock grants, 33,340 shares were issued in connection with non-cash stock option exercises, 48,657 shares were withheld to satisfy employees’ tax withholding and other liabilities and 72 shares were forfeited, for a net value of $5,828.

•	48,629 units of limited partnership, valued at $1,835, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded an increase to other liabilities and a corresponding loss to other comprehensive income of $372 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	Common and preferred dividends declared but not paid totaled $52,202.

During the three months ended March 31, 2003:

•	97,003 shares of common stock were issued in connection with stock grants, 25,873 shares were withheld to satisfy employees’ tax withholding and other liabilities and 1,053 shares were forfeited, for a net value of $3,197.

•	$245 of deferred stock units were converted into 6,561 shares of common stock.

•	The Company recorded a reduction to other liabilities and a corresponding gain to other comprehensive income of $749 to adjust the Company’s Hedged Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $49,434.

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

At March 31, 2004, the Company owned or held a direct or indirect ownership interest in 134 operating apartment communities containing 39,019 apartment homes in ten states and the District of Columbia, of which one community containing 781 apartment homes was under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in eleven communities under construction that are expected to contain an aggregate of 3,380 apartment homes when completed. The Company also owned a direct or indirect ownership interest in rights to develop an additional 41 communities that, if developed in the manner expected, will contain an estimated 10,912 apartment homes.

During the three months ended March 31, 2004:

•	The Company completed the development of two communities. Avalon at Steven’s Pond, a 326 apartment home community located in Saugus, Massachusetts, was completed for a total capitalized cost of approximately $54,300. Avalon Darien, a 189 apartment home community located in Darien, Connecticut, was completed for a total capitalized cost of approximately $41,700.

•	The Company commenced development of two communities, Avalon Orange and Avalon Danbury, both located in the Fairfield-New Haven, Connecticut area. These communities, when completed, are expected to contain an aggregate of 402 apartment homes for a total capitalized cost of approximately $58,000.

•	The Company completed the redevelopment of one community, Avalon at Foxhall, a 308 apartment home community located in Washington, DC. After redevelopment, the cumulative capitalized cost was approximately $44,000, of which $35,700 was incurred prior to redevelopment.

The interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

Principles of Consolidation

The Company assesses consolidation of variable interest entities under the guidance of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as revised in December 2003. The Company accounts for joint venture partnerships and subsidiary partnerships structured as DownREITs that are not variable interest entities in accordance with Statement of Position (“SOP”) 78-9, “Accounting for

Investments in Real Estate Ventures.” Under SOP 78-9, the Company consolidates joint venture and DownREIT partnerships when the Company controls the major operating and financial policies of the partnership through majority ownership or in its capacity as general partner. The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned partnerships, certain joint venture partnerships, subsidiary partnerships structured as DownREITs and one variable interest entity under FIN 46. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company accounts for investments in unconsolidated entities that are not variable interest entities in accordance with SOP 78-9 and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company uses the equity method to account for investments in which it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. Investments in which the Company owns 20% or less of the equity value and does not have significant and disproportionate influence are accounted for using the cost method. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment.

Revenue Recognition

Rental income related to leases is recognized on an accrual basis when due from residents in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” and Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” In accordance with the Company’s standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease, which is generally one year.

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

If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flows of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss in the three months ended March 31, 2004 or 2003 on any of its operating communities.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $20,413 at March 31, 2004 and $19,266 at December 31, 2003.

Cash, Cash Equivalents and Cash in Escrow

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.

Interest Rate Contracts

The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of March 31, 2004, the Company had approximately $164,000 in variable rate, tax-exempt debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities.”

Comprehensive Income

Comprehensive income, as reflected on the Condensed Consolidated Statements of Operations and Other Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive loss as reflected in Note 4, “Stockholders’ Equity,” reflects the changes in the fair value of effective cash flow hedges.

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

	For the three months ended
	3-31-04	3-31-03
Basic and diluted shares outstanding
Weighted average common shares — basic	70,920,226	67,625,081
Weighted average DownREIT units outstanding	607,759	975,751
Effect of dilutive securities	1,015,997	515,951

Weighted average common shares — diluted	72,543,982	69,116,783

Calculation of Earnings per Share — basic
Net income available to common stockholders	$23,102	$33,700

Weighted average common shares — basic	70,920,226	67,625,081

Earnings per common share — basic	$0.33	$0.50

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$23,102	$33,700
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	326	383

Adjusted net income available to common stockholders	$23,428	$34,083

Weighted average common shares — diluted	72,543,982	69,116,783

Earnings per common share — diluted	$0.32	$0.49

Certain options to purchase shares of common stock in the amounts of 3,000 and 2,106,436 were outstanding during the three months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the three months ended March 31, 2004 and 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period based on the fair market value as determined on the date of grant:

	For the three months ended
	3-31-04	3-31-03
Net income available to common stockholders, as reported	$23,102	$33,700
Add: Actual compensation expense recorded under fair value based method, net of related tax effects	180	36
Deduct: Total compensation expense determined under fair value based method, net of related tax effects	(517)	(664)

Pro forma net income available to common stockholders	$22,765	$33,072

Earnings per share:
Basic — as reported	$0.33	$0.50

Basic — pro forma	$0.32	$0.49

Diluted — as reported	$0.32	$0.49

Diluted — pro forma	$0.32	$0.48

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued the revised FIN 46, which changed the guidelines for consolidation of and disclosure related to unconsolidated entities, if those unconsolidated entities qualify as variable interest entities as defined in FIN 46. The Company had previously adopted the provisions of FIN 46 for variable interest entities created after January 31, 2003. However, the adoption of FIN 46 for variable interest entities created on or before January 31, 2003 was required for periods ending after March 15, 2004. The Company has adopted the final provisions of FIN 46 as of January 1, 2004, resulting in the consolidation of one entity from which the Company holds a participating mortgage loan as described in Note 9, “Related Party Arrangements.” The consolidation of this entity resulted in an increase to net real estate assets of approximately $33,000 and the elimination of the previously recorded mortgage note and accrued interest of approximately $27,300. In addition, the Company recognized a cumulative effect of change in accounting principle during the three months ended March 31, 2004 in the amount of $4,547, which increased earnings per common share – diluted by $0.06. The Company does not hold an equity interest in this entity, and therefore 100% of the entity’s net income or loss is recognized by the Company as minority interest in consolidated partnerships on the Condensed Consolidated Statements of Operations and Other Comprehensive Income.

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

2. Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $5,068 and $6,206 for the three months ended March 31, 2004 and 2003, respectively.

3. Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of March 31, 2004 and December 31, 2003 are summarized as follows:

	3-31-04	12-31-03
Fixed rate unsecured notes (1)	$1,710,269	$1,835,284
Fixed rate mortgage notes payable — conventional and tax-exempt	234,304	334,028
Variable rate mortgage notes payable — tax-exempt (2)	168,229	80,879

Total notes payable and unsecured notes	2,112,802	2,250,191
Variable rate secured short-term debt	36,423	36,526
Variable rate unsecured credit facility	246,100	51,100

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,395,325	$2,337,817

(1)	Balances at March 31, 2004 and December 31, 2003 include $269 and $284, respectively, of debt premium received at issuance of unsecured notes.

(2)	Balances at March 31, 2004 and December 31, 2003 include $29,155 related to real estate assets held for sale.

During the three months ended March 31, 2004, the Company repaid $125,000 of previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity, and no prepayment fees were incurred. The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

Also during the three months ended March 31, 2004, the Company repaid $11,381 in fixed rate mortgage debt secured by a current community, along with any unpaid interest, prior to its scheduled maturity in August 2004. In the aggregate, mortgage notes payable mature at various dates from May 2004 through April 2043 and are secured by certain apartment communities. As of March 31, 2004, the Company has guaranteed approximately $145,400 of mortgage notes payable held by subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.9% at March 31, 2004 and 6.7% at December 31, 2003. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed below), including the effect of certain financing related fees, was 1.8% at March 31, 2004 and 3.5% at December 31, 2003.

As of March 31, 2004 and December 31, 2003, the Company had approximately $70,000 and $158,000, respectively, of variable rate, tax-exempt debt effectively fixed through Hedged Derivatives, as described in Note 5, “Derivative Instruments and Hedging Activities.” In February 2004, the credit enhancements, including Hedged Derivatives in the form of interest rate swaps, on approximately $87,000 of this variable rate, tax-exempt debt expired according to their original terms and were not extended. This $87,000 of variable rate, tax-exempt debt now floats at an average coupon interest rate of 1.5% as of March 31, 2004. New Hedged Derivatives in the form of interest rate protection agreements are currently in place on the $87,000 of variable rate, tax-exempt debt, which serve to effectively limit the level to which interest rates can rise to a range of 6.7% to 9.0%.

Scheduled payments and maturities of mortgage notes payable, including two mortgage notes payable in the amounts of $10,400 and $18,755 relating to assets held for sale, and unsecured notes outstanding at March 31, 2004 are as follows:

			Unsecured	Interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes
2004	$3,633	$12,673	$—	—

2005	4,681	36,423	100,000	6.625%
			50,000	6.500%

2006	5,011	—	150,000	6.800%

2007	5,365	35,980	110,000	6.875%
			150,000	5.000%

2008	5,744	—	50,000	6.625%
			150,000	8.250%

2009	6,151	10,400	150,000	7.500%

2010	5,771	29,388	200,000	7.500%

2011	6,176	—	300,000	6.625%
			50,000	6.625%

2012	5,948	12,095	250,000	6.125%

2013	6,140	—	—	—

Thereafter	151,186	96,191	—

	$205,806	$233,150	$1,710,000

The Company has a $500,000 revolving variable rate unsecured credit facility with JP Morgan Chase Bank and Bank of America, N.A. serving as co-agents for a syndicate of commercial banks, which had $246,100 outstanding and $22,415 in letters of credit on March 31, 2004 and $51,100 outstanding and $19,901 in letters of credit on December 31, 2003. Under the terms of the unsecured credit facility, if the Company elects to increase the facility by up to an additional $150,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.60% per annum (1.69% on March 31, 2004). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $400,000. The competitive bid option may result in lower pricing if market conditions allow. The Company had $200,000 outstanding under this competitive bid option at March 31, 2004. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The existing facility matures on May 23, 2004, unless the Company exercises a one-year renewal option. The Company expects to refinance the facility prior to maturity without exercising the renewal option. Although renegotiations have begun, there can be no assurance that the refinancing will occur. During the renegotiation period, the Company was required to collateralize letters of credit in the amount of $17,577. This funding, which is reflected in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets, will be repaid to the Company after the refinancing is complete or when the letters of credit are extinguished.

4. Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the three months ended March 31, 2004:

					Dividends less	Accumulated
			Additional		than (in excess	other
	Preferred	Common	paid-in	Deferred	of) accumulated	comprehensive	Stockholders'
	stock	stock	capital	compensation	earnings	loss	equity
Balance at December 31, 2003	$40	$709	$2,322,581	$(5,808)	$2,024	$(8,212)	$2,311,334
Net income	—	—	—	—	25,277	—	25,277
Unrealized loss on cash flow hedges	—	—	—	—	—	(372)	(372)
Dividends declared to common and preferred stockholders	—	—	—	—	(52,202)	—	(52,202)
Issuance of common stock, net of withholdings	—	6	21,240	(5,343)	(628)	—	15,275
Issuance of stock options	—	—	2,042	(2,042)	—	—	—
Amortization of deferred compensation	—	—	—	1,062	—	—	1,062

Balance at March 31, 2004	$40	$715	$2,345,863	$(12,131)	$(25,529)	$(8,584)	$2,300,374

During the three months ended March 31, 2004, the Company (i) issued 389,083 shares of common stock in connection with stock options exercised, (ii) issued 48,629 shares of common stock in exchange for the redemption of an equal number of DownREIT limited partnership units, (iii) issued 140,563 common shares in connection with stock grants to employees of which 80% are restricted, (iv) had forfeitures of 72 shares of restricted stock grants to employees and (v) withheld 48,657 shares to satisfy employees’ tax withholding and other liabilities.

Dividends per common share for both the three months ended March 31, 2004 and 2003 were $0.70, per share. In the three months ended March 31, 2004, average dividends for all non-redeemed preferred shares during the period were $0.54 per share, and no preferred shares were redeemed. In the three months ended March 31, 2003, average dividends for preferred shares redeemed during the period were $0.44 per share and average dividends for all non-redeemed preferred shares were $0.31 per share.

In March 2004, the Company announced that it would resume its Dividend Reinvestment and Stock Purchase Plan (the “DRIP”). The DRIP allows for holders of the Company’s common stock or preferred stock to purchase shares of common stock through either reinvested dividends or optional cash payments. The purchase price per share for newly issued shares of common stock under the DRIP will be equal to the last reported sale price for a share of the Company’s common stock as reported by the New York Stock Exchange (“NYSE”) on the applicable investment date. The DRIP will be effective beginning with the Company’s common stock dividend for the three months ended June 30, 2004.

5. Derivative Instruments and Hedging Activities

The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of March 31, 2004, the Hedged Derivatives fix approximately $70,000 of the Company’s tax-exempt debt at a weighted average interest rate of 6.3% through interest rate swaps. In addition, as of March 31, 2004, the Company has Hedged Derivatives on $94,000 of its tax-exempt debt, which floats at a weighted average coupon interest rate of 1.6% and has been capped at a weighted average interest rate of 7.6% through interest rate caps. These Hedged Derivatives have maturity dates ranging from 2007 to 2010. In addition, one of the Company’s unconsolidated real estate investments (see Note 6, “Investments in Unconsolidated Entities”) has $22,500 in variable rate debt outstanding as of March 31, 2004, which is subject to an interest rate swap. This debt is not recourse to or guaranteed by the Company. The Hedged Derivatives are accounted for in accordance with SFAS No. 133, which as amended, was adopted by the Company on January 1, 2001. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording all changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. To adjust the Hedged Derivatives to their fair value, the Company recorded an unrealized loss to other comprehensive income of $372 and an unrealized gain to other comprehensive income of $749 during the three months ended March 31, 2004 and 2003, respectively. The estimated amount, included in accumulated other comprehensive income as of March 31, 2004, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period is not material.

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

6. Investments in Unconsolidated Entities

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 in accordance with SOP 78-9 and APB Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. At March 31, 2004, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:

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

In addition, in February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place I, located in New York, New York. Avalon Chrystie Place I, when completed, is expected to contain 361 apartment homes and 89,000 square feet of retail space for a total capital cost of approximately $149,900. The construction of this community will be partially funded through the issuance of $117,000 in variable rate, tax-exempt debt, $58,500 of which closed in February 2004, with the remainder expected to close by the end of 2004. In connection with the general contractor services that the Company provides to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, the Company has provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. The obligation of the Company under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied. The Company expects this to occur in the beginning of 2006. The Company holds a 20% equity interest in this joint venture entity, with the remaining 80% equity interest held by the third-party. The Company also holds a right to 50% of distributions after achievement of a threshold return. The Company accounts for this investment under the equity method of accounting.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	(Unaudited)
	3-31-04	12-31-03
Assets:
Real estate, net	$156,491	$119,339
Other assets	2,752	2,605

Total assets	$159,243	$121,944

Liabilities and partners’ equity:
Mortgage notes payable	$22,500	$22,500
Other liabilities	4,317	2,158
Partners’ equity	132,426	97,286

Total liabilities and partners’ equity	$159,243	$121,944

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended
	(unaudited)
	3-31-04	3-31-03
Rental income	$5,108	$5,233
Operating and other expenses	(2,073)	(1,862)
Interest expense, net	(451)	(368)
Depreciation expense	(1,003)	(1,027)

Net income	$1,581	$1,976

The Company also holds a 25% limited liability company membership interest in the limited liability company that owns Avalon on the Sound. The Company, which originally owned 100% of the limited liability company, sold a 75% controlling interest in the limited liability company to a third-party in 2000. As part of the sale, the Company retained an option to repurchase the 75% interest. The Company believes it is unlikely that the repurchase option will be exercised. This repurchase option will terminate in December 2004. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” the sale of the 75% interest is not recognized due to the existence of the repurchase option, and therefore the Company accounts for Avalon on the Sound as a profit-sharing arrangement. As a result, the revenues and expenses, and assets and liabilities of Avalon on the Sound are included in the Company’s Condensed Consolidated Financial Statements, with the 75% interest presented as part of accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets. The income allocated to the controlling partner is shown as venture partner interest in profit-sharing on the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income.

In March 2004, the Company entered into an agreement with an unrelated third-party which provides that, after the Company completes construction of Avalon Del Rey, located in Los Angles, California, the community will be owned and operated by a joint venture between the company and the third-party. Avalon Del Rey, when completed, is expected to contain 309 apartment homes for a total capital cost of approximately $70,000. Upon completion of construction, the third-party venture partner will invest $49,000 and will be granted a 70% ownership interest in the venture, with the Company retaining a 30% equity interest. The Company will consolidate this entity until the third-party venture partner contributes its investment to the venture at construction completion.

Investments in Unconsolidated Non-Real Estate Entities

At March 31, 2004, the Company held minority interest investments in three non-real estate entities, all of which are technology companies. Based on ownership and control criteria, the Company accounts for one of these investments using the equity method, with the remaining non-real estate investments accounted for at cost. The aggregate carrying value of the Company’s investment in unconsolidated non-real estate entities was $1,115 and $1,456 as of March 31, 2004 and December 31, 2003, respectively.

7. Discontinued Operations – Real Estate Assets Sold or Held for Sale

During the three months ended March 31, 2004, the Company did not sell any communities. During the three months ended March 31, 2003, the Company sold one community, Avalon Westside Terrace, located in Los Angeles, California. This 363 apartment home community was sold at a sales price of $46,700, resulting in net proceeds of $46,422 and a gain in accordance with GAAP of $14,072.

In addition, as of March 31, 2004, the Company had three communities that qualified as held for sale under the provisions of SFAS No. 144. As required under SFAS No. 144, the operations for any communities sold from January 1, 2003 through March 31, 2004 and communities held for sale as of March 31, 2004 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements.

Accordingly, certain reclassifications have been made in prior years to reflect discontinued operations consistent with current period presentation. The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended
	(unaudited)
	3-31-04	3-31-03
Rental income	$2,585	$12,222
Operating and other expenses	(1,115)	(4,839)
Interest expense, net	(161)	(590)
Minority interest expense	—	(196)
Depreciation expense	(125)	(1,606)

Income from discontinued operations	$1,184	$4,991

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $1,609 and $1,428, other liabilities of $1,128 and $1,084 and mortgage notes payable of $29,155 and $29,155 as of March 31, 2004 and December 31, 2003, respectively, relating to real estate assets sold or held for sale. The estimated proceeds less anticipated costs to sell the real estate assets held for sale as of March 31, 2004 are greater than the carrying values as of March 31, 2004, and therefore no provisions for possible losses were recorded.

8. Segment Reporting

The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities. Annually as of January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification throughout the year for the purpose of reporting segment operations.

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2004, the Established Communities are communities that had stabilized occupancy and operating expenses as of January 1, 2003, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2004.

In addition, the Company owns land held for future development and has other corporate assets that are not allocated to an operating segment.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use Net Operating Income (“NOI”) as the primary financial measure for Established and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, venture partner interest in profit-sharing, depreciation expense, cumulative effect of change in accounting principle, gain on sale of communities and income from discontinued operations. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

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

	Total		% NOI change	Gross
	revenue	NOI (1)	from prior year	real estate (2)
For the three months ended March 31, 2004

Established
Northeast	$36,227	$23,477	(5.2%)	$913,638
Mid-Atlantic	15,764	11,062	2.1%	353,537
Midwest	2,659	1,573	10.5%	90,630
Pacific Northwest	7,861	4,977	(1.3%)	346,656
Northern California	33,282	23,380	(9.6%)	1,341,404
Southern California	14,458	10,249	0.2%	414,744

Total Established	110,251	74,718	(4.4%)	3,460,609

Other Stabilized	27,941	18,415	n/a	998,047
Development / Redevelopment	18,513	10,197	n/a	850,837
Land Held for Future Development	n/a	n/a	n/a	72,939
Non-allocated (3)	174	174	n/a	20,412

Total	$156,879	$103,504	3.7%	$5,402,844

For the three months ended March 31, 2003

Established
Northeast	$37,998	$25,197	(12.7%)	$882,447
Mid-Atlantic	17,089	12,008	(8.7%)	387,808
Midwest	4,099	2,097	(20.3%)	140,219
Pacific Northwest	6,884	4,391	(13.9%)	297,256
Northern California	35,901	26,246	(13.1%)	1,339,232
Southern California	10,764	7,659	1.5%	303,776

Total Established	112,735	77,598	(11.3%)	3,350,738

Other Stabilized	18,960	12,563	n/a	709,281
Development / Redevelopment	15,927	9,224	n/a	868,013
Land Held for Future Development	n/a	n/a	n/a	107,159
Non-allocated (3)	380	379	n/a	21,748

Total	$148,002	$99,764	(3.6%)	$5,056,939

(1)	Does not include corporate-level property management and other indirect operating expenses of $8,157 and $7,997 for the three months ended March 31, 2004 and 2003, respectively.

(2)	Does not include gross real estate assets held for sale of $109,721 and $366,848 as of March 31, 2004 and March 31, 2003, respectively.

(3)	Revenue and NOI amounts represent third-party management, accounting and developer fees which are not allocated to a reportable segment.

Segment information for the periods ending March 31, 2004 and 2003 has been adjusted for the communities that were designated as held for sale as of March 31, 2004 or sold from January 1, 2003 through March 31, 2004 as described in Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale.”

9. Related Party Arrangements

Purchase of Mortgage Loan

The Company’s Chairman and CEO is a partner of an entity that is the general partner of Arbor Commons Associates Limited Partnership (“Arbor Commons Associates”). Arbor Commons Associates owns Avalon Arbor, a 302 apartment home community in Shrewsbury, Massachusetts. Concurrently with its initial public offering in November 1993, Avalon Properties, Inc. (“Avalon”), a predecessor entity, purchased an existing participating mortgage loan made to Arbor Commons Associates that was originated by CIGNA Investments, Inc. The mortgage loan is secured by Arbor Commons Associates’ interest in Avalon Arbor. This loan accrues interest at a fixed rate of 10.2% per annum, payable at 9.0% per annum. In January 2004, Arbor Commons Associates was unable to make its mortgage note payment, resulting in a default on the note receivable. In February 2004, Arbor Commons Associates remedied the default by paying the outstanding payment. Under the terms of the loan, the Company (as successor to Avalon) receives (as contingent interest) 50% of the cash flow after the 10.2% accrual rate is paid and 50% of the residual profits upon the sale of the community. As of December 31, 2003, the Company reported a note receivable of $21,483 and accrued interest on the note of $5,834. Related interest income for the three months ended March 31, 2003 was $793. Beginning January 1, 2004, the Company consolidates the financial position and results of operations of Arbor Commons Associates under the requirements of FIN 46 as discussed in Note 1, “Organization and Significant Accounting Policies.” As such, the note receivable, related accrued interest and interest income as of and for the three months ended March 31, 2004 have been eliminated in consolidation.

Unconsolidated Entities

The Company manages several unconsolidated real estate joint venture entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $170 and $237 in the three months ended March 31, 2004 and 2003, respectively.

Director Compensation

The Company’s 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. In accordance with the Company’s 1994 Plan, as then in effect, on the fifth business day following the Company’s May 2003 Annual Meeting of Stockholders, each of the Company’s non-employee directors automatically received options to purchase 7,000 shares of common stock at the last reported sale price of the common stock on the NYSE on such date, and a restricted stock grant (or, in lieu thereof, a deferred stock award) of 2,500 shares of common stock. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which, in lieu of the stock and option awards described above, each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the NYSE on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. The Company recorded compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $230 and $160 in the three months ended March 31, 2004 and 2003, respectively. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $627 and $722 on March 31, 2004 and December 31, 2003, respectively.

Investment in Realeum, Inc.

As an employee incentive and retention mechanism, the Company arranged for officers of the Company to hold direct or indirect economic interests in Realeum, Inc. Realeum, Inc. is a company involved in the development and deployment of a property management and leasing automation system in which the Company invested $2,300 in January 2002, but has a carrying value of $0 as of March 31, 2004. The Company currently utilizes this property management and leasing automation system and has paid $144 and $100 to Realeum, Inc. under the terms of its licensing arrangements during the three month periods ended March 31, 2004 and 2003, respectively.

10. Subsequent Events

In April 2004, the Company entered into an agreement pursuant to which the Company will develop a community in Kirkland, Washington and, upon completion, contribute the community to a joint venture. The community is expected to contain 188 apartment homes for a total capital cost of approximately $45,500. Upon contribution of the community to the joint venture, the Company expects to be reimbursed for all costs incurred to develop the community. The third-party joint venture partner will receive a 100% equity interest in the joint venture and will manage the joint venture. The Company will receive a residual profits interest and will be engaged to manage the community for a property management fee.

On April 14, 2004, the Company issued $150,000 in unsecured notes under its existing shelf registration statement at an interest rate of 5.375%. Interest on these notes is payable semi-annually on April 15 and October 15, and the unsecured notes will mature on April 15, 2014. The net proceeds from this issuance will be used to reduce indebtedness outstanding under the Company’s unsecured credit facility and for other corporate purposes.

On April 19, 2004, the Company sold Avalon Greenbriar, a 421 apartment home community located in Renton, Washington for a gross sales price of $34,100, resulting in a GAAP gain of approximately $2,500. The net proceeds, after debt assumption and closing costs, of approximately $14,000 were used to reduce borrowings under the Company’s unsecured credit facility.

In April 2004, Arbor Commons Associates was unable to make its mortgage note payment, resulting in a default on the note receivable held by the Company as discussed in Note 9, “Related Party Arrangements.” The Company issued a default notice in May 2004 and is currently in discussion with Arbor Commons Associates to remedy the default. The Company believes that the assets related to Arbor Commons Associates are fully realizable. In May 2004, the Company’s Chairman and CEO withdrew as a partner of the entity that is the general partner of Arbor Commons Associates.

In May 2004, the Company repaid $12,870 in fixed rate mortgage debt secured by a current community, along with any unpaid interest, pursuant to its scheduled maturity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a real estate investment trust, or REIT, incorporated in the state of Maryland and focused on the ownership and operation of apartment communities in high barrier-to-entry markets of the United States. As of April 30, 2004, we had 133 current operating communities, which are the primary contributors to our overall operating performance. The net operating income of these communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels, and our ability to control operating costs. Our overall operating performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired apartment communities. We create long-term shareholder value by accessing capital on cost effective terms, deploying that capital to develop, redevelop and acquire apartment communities in high barrier-to-entry markets, operating apartments and selling communities when they no longer meet our long-term investment strategy and when market conditions are favorable.

This Form 10-Q, including the following discussion and analysis of our financial condition and results of operations, contains forward-looking statements that predict or indicate future events and trends that do not report historical matters. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors set forth on page 47 of this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and notes included elsewhere in this report.

Business Description and Community Information Overview

We believe that apartment communities present an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base should result in relatively stable demand over a real estate cycle. We intend to continue to pursue real estate investments in markets where constraints to new supply exist, and where new household formations are expected to out-pace multifamily permit activity over the course of the real estate cycle. Barriers-to-entry in our markets generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply. We regularly evaluate and monitor the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. Our strategy is to more deeply penetrate these markets with a broad range of products and services, with an intense focus on our customer. A substantial majority of our current communities are upscale (commanding among the highest rents in their markets). We also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services. We believe that, over an entire business cycle, lower housing affordability and the limited new supply of apartment homes in our markets will result in a higher propensity to rent and larger increases in cash flows relative to other markets.

However, we believe we are at the end of a period of the business cycle where rents have been resetting to lower levels, which resulted in a decline in cash flows in recent years. A number of our markets experienced economic contraction due to job losses in 2002 and 2003, particularly in the technology, telecom and financial services sectors. This resulted in a prolonged period of weak apartment market fundamentals as reflected in declining rental rates and demand. However, the rate of decline has been diminishing, and we expect 2004 will be a year of transition where apartment fundamentals become balanced in our markets, creating a platform for future growth. In the first three months of 2004, the economy has shown signs of recovery as evidenced by stronger job growth and declining unemployment claims. Continued improvement in the economic environment should result in the stabilization of apartment market fundamentals and an improved demand and supply balance during the remainder of the year. We are beginning to experience the initial signs of improving apartment market fundamentals as reflected in increasing economic occupancy, decreasing availability of apartment homes and relatively flat market rents. Although we do not expect this to result in revenue growth for our current operating communities for the year, it should curtail the significant declines in revenue that those communities experienced over the last two years.

In response to transitioning apartment fundamentals, we are adjusting our business activity to position for the next expansionary cycle. We are continuing our disposition activity, although at a reduced level as compared to 2003, and are increasing our development and acquisition volume in anticipation of stronger apartment demand and in anticipation of finding communities where we will be able to use our redevelopment and operating expertise to generate high returns. However, the level of development and acquisition volume, or disposition activity, will be heavily influenced by capital and real estate market conditions, as well as apartment community demand.

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

     Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category annually as of January 1st of each year and maintain that classification throughout the year. For the year 2004, the Established Communities are communities that had stabilized occupancy and operating expenses as of January 1, 2003 and are not conducting or planning to conduct substantial redevelopment activities, as described below, and are not held for sale or planned for disposition within the current year. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5,000,000 or 10% of the community’s acquisition cost. Throughout this report, the term “redevelopment” is used to refer to the entire redevelopment cycle, including planning and procurement of architectural and engineering designs, budgeting and actual renovation work. The actual renovation work is referred to as “reconstruction,” which is only one element of the redevelopment cycle.

Development Communities are communities that are under construction and for which a final certificate of occupancy has not been received. These communities may be partially complete and operating. Throughout this report, the term “development” is used to refer to the entire property development cycle, including pursuit of zoning approvals, procurement of architectural and engineering designs and the construction process. References to “construction” refer only to the actual construction of the property, which is only one element of the development cycle.

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

On March 31, 2004, we owned or had an ownership interest in these categories as follows:

	Number of	Number of
	communities	apartment homes
Current Communities
Established Communities:
Northeast	28	7,215
Mid-Atlantic	16	4,156
Midwest	3	887
Pacific Northwest	11	2,738
Northern California	28	8,491
Southern California	12	4,046

Total Established	98	27,533

Other Stabilized Communities:
Northeast	17	4,923
Mid-Atlantic	3	1,678
Midwest	1	409
Pacific Northwest	1	421
Northern California	5	1,077
Southern California	2	576

Total Other Stabilized	29	9,084

Lease-Up Communities	6	1,621
Redevelopment Communities	1	781

Total Current Communities	134	39,019

Development Communities	11	3,380

Development Rights	41	10,912

Between April 1, 2004 and April 30, 2004 we disposed of one community containing 421 apartment homes. As of April 30, 2004 our 133 current communities consisted of 38,598 apartment homes. Of those communities, we owned:

•	a fee simple, or absolute, ownership interest in 105 operating communities;

•	a fee simple, or absolute, ownership interest in four operating communities which are on land subject to land leases expiring in January 2062, April 2095, May 2099 and March 2142;

•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest in five partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 16 communities;

•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community, two of which are on land subject to land leases with one lease expiring in July 2029 and one lease expiring in November 2089; and

•	a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in nine of the Development Communities, a membership interest in a limited liability company that owns one Development Community subject to a land lease and a general partnership interest in a partnership structured as a “DownREIT” that owns one Development Community.

In each of our six partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of our common stock on the date of redemption. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of April 30, 2004, there were 582,069 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

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

Recent Developments

Development and Redevelopment Activities. During the three months ended March 31, 2004, we commenced development of two communities, Avalon Orange and Avalon Danbury, both located in the Fairfield – New Haven, Connecticut area. These communities, when completed, are expected to contain an aggregate of 402 apartment homes for a total capital cost of $58,000,000.

During the three months ended March 31, 2004, we completed the development of two communities, Avalon at Steven’s Pond, located in the greater Boston, Massachusetts area, and Avalon Darien, located in the Fairfield – New Haven, Connecticut area. Avalon at Steven’s Pond is a garden-style community containing 326 apartment homes and was completed for a total capital cost of $54,300,000. Avalon Darien is a garden-style community containing 189 apartment homes and was completed for a total capital cost of $41,700,000.

Also during the three months ended March 31, 2004, we completed the redevelopment of one community, Avalon at Foxhall, a 308 apartment home community located in Washington, DC. After redevelopment, the cumulative capitalized cost for this community is approximately $44,000,000, of which $35,700,000 was incurred prior to redevelopment.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations. See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, resulting in a different presentation of our financial statements. Below is a discussion of accounting policies that we consider critical, in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain, and are critical to an understanding of our financial condition and operating results. As a REIT that owns, operates and develops apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization, asset impairment evaluation and REIT status. A discussion of all of our accounting policies, including further discussion of the critical accounting policies described below, can be found in Note 1, “Organization and Significant Accounting Policies” of our Condensed Consolidated Financial Statements.

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

We generally capitalize only non-recurring expenditures. We capitalize improvements and upgrades only if the item: (i) exceeds $15,000; (ii) extends the useful life of the asset; and (iii) is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include: (i) carpet and appliance replacements; (ii) floor coverings; (iii) interior painting; and (iv) other redecorating costs. Because we expense carpet replacements, our expense levels and volatility are greatest in the third quarter of each year following our peak summer leasing period. We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense replacements of personal property. For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $46 per apartment home in the three months ended March 31, 2004 and $41 per apartment home in the three months ended March 31, 2003. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities was $318 in the three months ended March 31, 2004 and $286 in the three months ended March 31, 2003. We anticipate that capitalized costs and expensed maintenance costs per apartment home will gradually increase as the average age of our communities increases, and expensed maintenance costs will fluctuate with turnover.

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

Results of Operations

Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to market conditions, net operating income derived from acquisitions and development completions, the loss of net operating income related to disposed communities and capital market, disposition and financing activity. A comparison of our operating results for the three months ended March 31, 2004 and 2003 follows (dollars in thousands):

	For the three months ended
	3-31-04	3-31-03	$ Change	% Change
Revenue:
Rental and other income	$156,731	$147,738	$8,993	6.1%
Management, development and other fees	148	264	(116)	(43.9%)

Total revenue	156,879	148,002	8,877	6.0%

Expenses:
Direct property operating expenses, excluding property taxes	37,801	34,057	3,744	11.0%
Property taxes	15,574	14,181	1,393	9.8%

Total community operating expenses	53,375	48,238	5,137	10.6%

Net operating income	103,504	99,764	3,740	3.7%

Corporate-level property management and other indirect operating expenses	8,157	7,997	160	2.0%
Interest expense	32,286	33,974	(1,688)	(5.0%)
Depreciation expense	39,571	36,669	2,902	7.9%
General and administrative expense	3,971	3,631	340	9.4%

Total other expenses	83,985	82,271	1,714	2.1%

Equity in income of unconsolidated entities	187	528	(341)	(64.6%)
Interest income	20	902	(882)	(97.8%)
Venture partner interest in profit-sharing	(325)	(378)	53	(14.0%)
Minority interest in consolidated partnerships	145	(220)	365	(165.9%)

Income from continuing operations before cumulative effect of change in accounting principle	19,546	18,325	1,221	6.7%

Discontinued operations:
Income from discontinued operations	1,184	4,991	(3,807)	(76.3%)
Gain on sale of communities	—	14,072	(14,072)	(100.0%)

Total discontinued operations	1,184	19,063	(17,879)	(93.8%)

Income before cumulative effect of change in accounting principle	20,730	37,388	(16,658)	(44.6%)
Cumulative effect of change in accounting principle	4,547	—	4,547	100.0%

Net income	25,277	37,388	(12,111)	(32.4%)
Dividends attributable to preferred stock	(2,175)	(3,688)	1,513	(41.0%)

Net income available to common stockholders	$23,102	$33,700	$(10,598)	(31.4%)

Net income available to common stockholders decreased $10,598,000, or 31.4%, to $23,102,000 for the three months ended March 31, 2004. This decrease is primarily attributable to gains on sales of communities in the three months ended March 31, 2003 that were not present in the three months ended March 31, 2004.

Net operating income (“NOI”) is defined by us as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, venture partner interest in profit-sharing, depreciation expense, gain on sale of communities, cumulative effect of change in accounting principle and income from discontinued operations. We believe that NOI is an important and appropriate supplemental measure to net income of the operating performance of our communities because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level costs. This is more reflective of the operating performance of a community, and allows for an easier comparison of the operating performance of single assets or groups of assets. In addition, because prospective buyers of real estate have different overhead structures, with varying marginal impact to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for the three months ending March 31, 2004 and 2003, along with a reconciliation to net income, is provided in the preceding table.

The NOI increase of $3,740,000 for the three months ended March 31, 2004 as compared to the prior year period consists of changes in the following categories:

3-31-04
Increase (Decrease)
Established Communities	$(3,465,000)
Other Stabilized Communities	4,916,000
Development and Redevelopment Communities	2,494,000
Non-allocated	(205,000)

Total	$3,740,000

The NOI decrease in Established Communities was largely due to the effects of the weakened economy in many of our markets. The continued impact of historical job losses in many of our markets, in addition to strong single-family home sales, have aggravated a weak demand environment, causing market rental rates to decline in order to keep occupancies stable. However, we have experienced stronger job growth and declining unemployment claims in our markets during the three months ended March 31, 2004, suggesting the beginning of an economic recovery. Although the recent acceleration of job growth will help stabilize apartment fundamentals during the year, we expect year over year declines in our Established Communities NOI for 2004. We will continue to focus on increasing economic occupancy, and begin to test revenue growth through modest rental rate increases or reduction in concessions. In conjunction with aggressively managing operating expenses, this will allow us to help mitigate declines in NOI.

Rental and other income increased in the three months ended March 31, 2004 due to rental income generated from newly developed communities and increased occupancy, partially offset by declines in effective rental rates.

Overall Portfolio — The weighted average number of occupied apartment homes increased to 34,710 apartment homes for the three months ended March 31, 2004 as compared to 32,402 apartment homes for the three months ended March 31, 2003. This change is primarily the result of increased homes available from newly developed communities and an increase in the overall occupancy rate, partially offset by communities sold in 2003. The weighted average monthly revenue per occupied apartment home decreased to $1,501 in the three months ended March 31,

2004 as compared to $1,518 in the three months ended March 31, 2003 primarily due to the weakened demand in certain of our markets.

Established Communities — Rental revenue decreased $2,448,000, or 2.2%, in the three months ended March 31, 2004 as compared to the same period of 2003. This decrease is due to declining effective rental rates, partially offset by an increase in economic occupancy during the three months ended March 31, 2004. For the three months ended March 31, 2004, the weighted average monthly revenue per occupied apartment home decreased 2.6% to $1,419 compared to $1,457 for the three months ended March 31, 2003, partially due to increased concessions granted throughout 2003 and into 2004. The average economic occupancy increased from 93.6% in the three months ended March 31, 2003 to 94.0% in the three months ended March 31, 2004. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. Although, we expect rental income for Established Communities to continue to reflect year over year declines throughout most of 2004 as compared to 2003, we expect that the declines will moderate throughout the year.

Although rental revenue from Established Communities decreased in the three months ended March 31, 2004 as compared to the same period of 2003, we did have increases in Established Communities’ rental revenue in two regions. The Mid-Atlantic experienced an increase in rental revenue of 2.4% between periods, reflecting a significant increase in economic occupancy of 2.5% due to modest job growth, partially offset by a slight decline in average rental rates of 0.1%. In addition, in Southern California, we were able to raise average rental rates 1.3%, resulting in an increase in rental revenue of 1.0% in the three months ended March 31, 2004 as compared to the same period of 2003, despite lower economic occupancy of 0.3%.

However, our rental income from Established Communities was impacted by continued declines in average rental rates in certain Northern California and Northeast markets. Northern California, which accounted for approximately 30.2% of Established Community rental revenue during the three months ended March 31, 2004, experienced a decline in rental revenue of 5.9% in the three months ended March 31, 2004 as compared to the same period in 2003, partially related to the continued impact of historical job losses in the technology sector. Although economic occupancy in Northern California increased in the three months ended March 31, 2004 as compared to the same period of 2003, average rental rates dropped 6.1% from $1,457 to $1,368. We expect rental revenue to decline slightly in Northern California during the remainder of the year as the region approaches stabilization.

The Northeast region accounted for approximately 32.9% of Established Community rental revenue during the three months ended March 31, 2004 and experienced a decline in rental revenue of 2.3% in the three months ended March 31, 2004 as compared to the same period of 2003, primarily due to the continued impact of historical job losses in the financial services sector. Average rental rates dropped 1.8% from $1,857 to $1,824 in the three months ended March 31, 2004 as compared to the same period of 2003, and economic occupancy declined to 91.7% from 92.2% during those same periods. The Northeast region appears to be stabilizing, and we expect rental revenue declines to diminish as we continue in 2004.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three months ended March 31, 2004 and 2003 (dollars in thousands). See Note 8, “Segment Reporting” of our Condensed Consolidated Financial Statements.

	For the three months ended
	3-31-04	3-31-03
Rental revenue (GAAP basis)	$110,195	$112,643
Concessions amortized	3,840	2,681
Concessions granted	(3,457)	(2,620)

Rental revenue adjusted to state concessions on a cash basis	$110,578	$112,704

Year-over-year % change — GAAP revenue	(2.2%)	n/a
Year-over-year % change — cash concession based revenue	(1.9%)	n/a

Concessions granted per move-in for Established Communities averaged $1,020 during the three months ended March 31, 2004, an increase of 31.8% from $774 in the three months ended March 31, 2003. This increase was primarily due to weak demand/supply fundamentals in many of our markets. This high concessionary environment may continue throughout the year.

Direct property operating expenses, excluding property taxes increased in the three months ended March 31, 2004 due to the addition of recently developed and redeveloped apartment homes, coupled with increased expenses due to salary increases and leasing bonuses, as well as increased make-ready costs associated with increasing occupancy.

For Established Communities, direct property operating expenses, excluding property taxes, increased $786,000, or 3.3%, to $24,725,000 in the three months ended March 31, 2004 as compared to the same period of 2003 due to increased salaries and leasing bonuses, as well as increased make-ready costs associated with increasing occupancy. We expect expense growth to moderate in 2004 as the historical increases in property insurance costs and bad debt expenses decline with changes in the insurance markets and the overall economy.

Property taxes increased in the three months ended March 31, 2004 as compared to the same period of 2003 due to overall higher assessments and the addition of newly developed and redeveloped apartment homes.

For Established Communities, property taxes increased by $237,000 in the three months ended March 31, 2004 as compared to the same period of 2003 due to higher assessments throughout all regions. We expect property taxes to increase throughout 2004 as local jurisdictions look for additional revenue sources to offset budget deficits. We manage property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.

Corporate-level property management and other indirect operating expenses increased in the three months ended March 31, 2004 as compared to the same period of 2003 as a result of construction litigation relating to a community that has completed development and litigation and settlement costs associated with Proposition 65 signage requirements at our California communities, partially offset by a decrease in abandoned pursuit costs. Abandoned pursuit costs related to Development Rights which are not probable for future development decreased $808,000 from $1,050,000 in the three months ended March 31, 2003 to $242,000 in the three months ended March 31, 2004. Abandoned pursuit costs can be volatile, and the decreases reflected during the three months ended March 31, 2004 compared to the same period of the prior year are not expected for future periods. We expect corporate-level property management and other indirect operating expenses to increase during the year due to the costs of managing a potential discretionary investment management fund and increased legal costs relating to several ongoing lawsuits.

Interest expense decreased in the three months ended March 31, 2004 as compared to the same period of 2003 primarily due to the repayment of certain unsecured notes and overall lower interest rates on both short-term and long-term borrowings, partially offset by higher average outstanding balances on our unsecured credit facility.

Depreciation expense increased in the three months ended March 31, 2004 as compared to the same period of 2003 primarily due to the completion of development and redevelopment activities.

General and administrative expense (“G&A”) increased in the three months ended March 31, 2004 as compared to the same period of 2003 as a result of increased expense for directors and officers (“D&O”) insurance, higher compensation expense and additional corporate governance costs, including costs relating to compliance with Sarbanes-Oxley. We expect G&A to reflect year over year increases in 2004 of 10% to 15% due to increased corporate governance and compensation costs, partially offset by a decrease in our D&O insurance resulting from our March 2004 renewal at a lower premium.

Equity in income of unconsolidated entities decreased in the three months ended March 31, 2004 as compared to the same period of 2003 primarily due to the loss of income from a community accounted for under the equity method in which we held a 50% interest, but which we sold in late 2003.

Interest income decreased in the three months ended March 31, 2004 as compared to the same period of 2003 due to lower average cash balances invested and lower interest rates. In addition, effective January 1, 2004, we consolidated an entity in which we hold a participating mortgage note due to the implementation of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51,” as revised in December 2003. Therefore, interest income that we recognized during the three months ended March 31, 2003 is not reflected during the three months ended March 31, 2004 as such amounts were eliminated in consolidation (See Note 1, “Organization and Significant Accounting Policies,” of the Condensed Consolidated Financial Statements.)

Venture partner interest in profit-sharing represents the income allocated to our venture partner in a profit-sharing arrangement as discussed in Note 6, “Investments in Unconsolidated Entities,” of our Condensed Consolidated Financial Statements. Fluctuations as compared to the prior period are due to changes in the net income of the underlying real estate.

Minority interest in consolidated partnerships increased during the three months ended March 31, 2004 as compared to the same period of 2003 due to the consolidation of an entity under FIN 46, as discussed above. We do not hold an equity interest in this entity, and therefore 100% of the entity’s net income or loss is recognized as minority interest in consolidated partnerships.

Income from discontinued operations represents the net income generated by communities held for sale as of March 31, 2004 and communities sold during the period from January 1, 2003 through March 31, 2004. The decrease in the three months ended March 31, 2004 as compared to the same period of 2003 is due to the sale of eleven communities in 2003.

Gain on sale of communities decreased $14,072,000 for the three months ended March 31, 2004 compared to the same period of 2003 due to the absence of asset sales in the first quarter of 2004. The amount of gains realized depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area. We expect to sell fewer assets in 2004 as compared to 2003, which will result in less aggregate gains on assets sold.

Cumulative effect of change in accounting principle is a result of the implementation of FIN 46, discussed above, and represents the difference between the net assets consolidated under FIN 46 and the previously recorded net assets.

Dividends attributable to preferred stock decreased during the three months ended March 31, 2004 as compared to the same period of 2003 primarily as a result of two preferred stock redemptions during 2003.

Funds from Operations attributable to common stockholders (“FFO”) is considered by management an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Condensed Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report.

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts®, we calculate FFO as net income or loss computed in accordance with GAAP, adjusted for:

•	gains or losses on sales of property;

•	extraordinary gains or losses (as defined by GAAP);

•	cumulative effect of a change in accounting principle;

•	depreciation of real estate assets; and

•	adjustments for unconsolidated partnerships and joint ventures.

FFO does not represent net income in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO. The following is a reconciliation of net income to FFO (dollars in thousands):

	For the three months ended
	3-31-04	3-31-03
Funds from Operations
Net income	$25,277	$37,388
Dividends attributable to preferred stock	(2,175)	(3,688)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	38,497	37,546
Minority interest expense, including discontinued operations	326	383
Cumulative effect of change in accounting principle	(4,547)	—
Gain on sale of communities	—	(14,072)

Funds from Operations attributable to common stockholders	$57,378	$57,557

Weighted average common shares outstanding — diluted	72,543,982	69,116,783
EPS per common share — diluted	$0.32	$0.49

FFO per common share — diluted	$0.79	$0.83

FFO also does not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. A presentation of GAAP based cash flow metrics is as follows (dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found below.

	For the three months ended
	3-31-04	3-31-03
GAAP based Cash Flow Metrics
Net cash provided by operating activities	$50,717	$55,034

Net cash used in investing activities	$(55,007)	$(45,171)

Net cash provided by (used in) financing activities	$(2,529)	$25,056

Liquidity and Capital Resources

The primary source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by: (i) the number of apartment homes currently owned, (ii) rental rates, (iii) occupancy levels and (iv) operating expenses with respect to apartment homes. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, particularly to changes in interest rates. Changes in the capital markets environment, such as changes in interest rates or the availability of cost-effective capital, affect our plans for development, redevelopment, acquisition and disposition activity.

We regularly review our liquidity needs, the adequacy of cash flow from operations, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

•	normal recurring operating expenses;

•	debt service and maturity payments;

•	preferred stock dividends and DownREIT partnership unit distributions;

•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986;

•	development and redevelopment activity in which we are currently engaged; and

•	opportunities for the acquisition of improved property.

We anticipate that we can fully satisfy these needs from a combination of cash flows provided by operating activities, proceeds from asset dispositions and borrowing capacity under our variable rate unsecured credit facility.

Cash and cash equivalents totaled $346,000 at March 31, 2004, a decrease of $6,819,000 from $7,165,000 on December 31, 2003. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities decreased to $50,717,000 for the three months ended March 31, 2004 from $55,034,000 for the three months ended March 31, 2003, primarily due to changes in NOI from Established Communities and the loss of NOI from the eleven communities sold in 2003, partially offset by additional NOI from recently developed communities as discussed earlier in this report.

Investing Activities — Net cash used in investing activities of $55,007,000 in the three months ended March 31, 2004 related to investments in assets through development and redevelopment of apartment communities. During the three months ended March 31, 2004, we invested $54,053,000 in the purchase and development of real estate and capital expenditures:

•	We began the development of two new communities. These communities, if developed as expected, will contain a total of 402 apartment homes, and the total capital cost, including land acquisition costs, is projected to be approximately $58,000,000. We completed the development of two communities containing a total of 515 apartment homes for a total capital cost, including land acquisition cost, of $96,000,000. We also completed the redevelopment of one community containing 308 apartment homes for a total capital cost of $44,000,000, of which $35,700,000 was incurred prior to redevelopment.

•	We had capital expenditures relating to current communities’ real estate assets of $2,079,000 and non-real estate capital expenditures of $79,000.

Financing Activities — Net cash used in financing activities totaled $2,529,000 for the three months ended March 31, 2004, primarily due to the repayment of certain unsecured notes and dividends paid, partially offset by an increase in borrowings under our unsecured credit facility. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” of our Condensed Consolidated Financial Statements, for additional information.

Variable Rate Unsecured Credit Facility

We have a $500,000,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Bank of America, N.A. serving as co-agents for a syndicate of commercial banks. Under the terms of the credit facility, if we elect to increase the facility by up to an additional $150,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.60% per annum (1.70% on April 30, 2004). Pricing could vary if there is a change in rating by either of the two leading national rating agencies; a change in rating of one level would impact the unsecured credit facility pricing by 0.05% to 0.15%. A competitive bid option is available for borrowings of up to $400,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had $100,000,000 outstanding under this competitive bid option at April 30, 2004 priced at LIBOR plus 0.39%, or 1.42%. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The existing facility matures on May 23, 2004, unless we exercise a one-year renewal at our option. We expect to refinance this facility prior to maturity without exercising the renewal option. Although renegotiations have begun, there can be no assurance that the refinancing will occur. At April 30, 2004, $153,000,000 was outstanding, $22,610,000 was used to provide letters of credit and $324,390,000 was available for borrowing under the unsecured credit facility.

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

Also in February 2004, the credit enhancements, including Hedged Derivatives in the form of interest rate swaps, on approximately $87,000,000 of our variable rate, tax-exempt debt expired according to their original terms and were not extended. This $87,000,000 of variable rate, tax-exempt debt now floats at an average coupon interest rate of 1.6% as of April 30, 2004. New Hedged Derivatives in the form of interest rate protection agreements are currently in place on the $87,000,000 of variable rate, tax-exempt debt, which serve to effectively limit the level to which interest rates can rise to a range of 6.7% to 9.0%. The interest rate protection agreements mature in 2007 and the credit enhancements mature in 2014.

In April 2004, we issued $150,000,000 in unsecured notes under our existing shelf registration statement at an annual interest rate of 5.375%. Interest on these notes is payable semi-annually on April 15 and October 15, and the unsecured notes will mature in April 2014. The net proceeds from this issuance of debt were used to reduce indebtedness under our unsecured credit facility and for general corporate purposes.

In May 2004, we repaid $12,870,000 in fixed rate mortgage debt secured by a current community, along with any unpaid interest, pursuant to its scheduled maturity.

The following table details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at March 31, 2004 (dollars in thousands):

	All-In interest	Principal maturity	Balance outstanding			Scheduled maturities
Community	rate(1)	date	12-31-03	3-31-04		2004	2005	2006	2007	2008	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$17,628	$17,499		$399	$562	$599	$638	$679	$14,622
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	17,345	17,242		322	455	485	518	555	14,907
Avalon at Lexington	6.56%	Feb-2025	13,477	13,397		246	347	368	391	415	11,630
Avalon at Nob Hill	5.80%	Jun-2025	19,149	19,068	(2)	250	355	380	408	437	17,238
Avalon Campbell	6.48%	Jun-2025	35,065	34,887	(2)	555	786	843	904	969	30,830
Avalon Pacifica	6.48%	Jun-2025	15,906	15,825	(2)	251	356	382	410	440	13,986
Avalon Knoll	6.95%	Jun-2026	12,748	12,689		187	263	282	302	324	11,331
Avalon Landing	6.85%	Jun-2026	6,301	6,271		94	132	142	152	162	5,589
Avalon Fields	7.55%	May-2027	11,106	11,059		146	207	222	239	256	9,989
Avalon West	7.73%	Dec-2036	8,396	8,380		54	75	80	85	91	7,995
Avalon Oaks	7.45%	Feb-2041	17,530	17,505		79	112	120	128	138	16,928
Avalon Oaks West	7.48%	Apr-2043	17,336	17,312		72	103	110	117	125	16,785

			201,767	200,914		2,655	3,753	4,013	4,292	4,591	181,610
Variable rate (4)
Avalon at Foxchase I	1.52%	Nov-2017	16,800	16,800	(3)	—	—	—	16,800	—	—
Avalon at Foxchase II	1.52%	Nov-2017	9,600	9,600	(3)	—	—	—	9,600	—	—
Fairway Glen	1.52%	Nov-2017	9,580	9,580	(3)	—	—	—	9,580	—	—
Avalon at Laguna Niguel (5)	1.94%	Mar-2009	10,400	10,400		—	—	—	—	—	10,400
The Promenade	2.97%	Jan-2010	33,185	33,185		522	562	605	652	701	30,143
Waterford	1.52%	Aug-2014	33,100	33,100	(3)	—	—	—	—	—	33,100
Avalon at Mountain View	1.52%	Mar-2017	18,300	18,300	(3)	—	—	—	—	—	18,300
Avalon at Mission Viejo	2.30%	Jun-2025	7,039	7,009	(6)	91	129	139	149	160	6,341
Avalon Greenbriar (5)	2.16%	May-2026	18,755	18,755		—	—	—	—	—	18,755
Avalon at Fairway Hills I	1.87%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			168,259	168,229		613	691	744	36,781	861	128,539
Conventional loans (7)
Fixed rate
$125 Million unsecured notes	6.733%	Feb-2004	125,000	—		—	—	—	—	—	—
$100 Million unsecured notes	6.750%	Jan-2005	100,000	100,000		—	100,000	—	—	—	—
$50 Million unsecured notes	6.500%	Jan-2005	50,000	50,000		—	50,000	—	—	—	—
$150 Million unsecured notes	6.926%	Jul-2006	150,000	150,000		—	—	150,000	—	—	—
$150 Million unsecured notes	5.178%	Aug-2007	150,000	150,000		—	—	—	150,000	—	—
$110 Million unsecured notes	7.128%	Dec-2007	110,000	110,000		—	—	—	110,000	—	—
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000		—	—	—	—	50,000	—
$150 Million unsecured notes	8.374%	Jul-2008	150,000	150,000		—	—	—	—	150,000	—
$150 Million unsecured notes	7.634%	Aug-2009	150,000	150,000		—	—	—	—	—	150,000
$200 Million unsecured notes	7.665%	Dec-2010	200,000	200,000		—	—	—	—	—	200,000
$300 Million unsecured notes	6.792%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 Million unsecured notes	6.314%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 Million unsecured notes	6.261%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
Avalon at Pruneyard	7.250%	May-2004	12,870	12,870		12,870	—	—	—	—	—
Avalon Walk II	8.930%	Aug-2004	11,437	—		—	—	—	—	—	—
Avalon Orchards	7.650%	Jul-2033	20,574	20,520		168	237	254	272	292	19,297

			1,879,881	1,743,390		13,038	150,237	150,254	260,272	200,292	969,297
Variable rate (4)
Avalon on the Sound (8)	2.64%	Apr-2005	36,526	36,423		—	36,423	—	—	—	—

Total indebtedness — excluding unsecured credit facility			$2,286,433	$2,148,956		$16,306	$191,104	$155,011	$301,345	$205,744	$1,279,446

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but interest rate is effectively fixed at March 31, 2004 at the rate indicated through a swap agreement.

(3)	Financed by variable rate, tax-exempt debt, that was effectively fixed through a swap agreement at December 31, 2003 and was reported as fixed rate debt at that time. The debt was restructured in February 2004 such that the interest rate was capped through an interest rate protection agreement and is currently included as variable rate debt for financial reporting purposes.

(4)	Variable rates are given as of March 31, 2004.

(5)	Included in liabilities related to real estate assets held for sale on our Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 included elsewhere in this report.

(6)	Financed by variable rate, tax-exempt debt, but interest rate is capped through an interest rate protection agreement.

(7)	Balances outstanding do not include $269 and $284 as of March 31, 2004 and December 31, 2003, respectively, of debt premium reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(8)	Variable rate construction loan was refinanced in March 2004, extending the maturity date to April 2005.

Future Financing and Capital Needs – Portfolio and Other Activity

As of March 31, 2004, we had eleven new communities under construction, for which a total estimated cost of $193,559,000 remained to be invested. In addition, we had one community under reconstruction, for which a total estimated cost of $4,362,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:

•	the remaining capacity under our current $500,000,000 unsecured credit facility (or a successor facility);

•	the net proceeds from sales of existing communities;

•	retained operating cash;

•	the issuance of debt or equity securities; and/or

•	private equity funding.

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

We sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, as well as strong institutional demand for product in our markets, we plan to sell communities during 2004, although at reduced levels as compared to past disposition activity. However, we cannot assure you that assets can continue to be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses, NOI and FFO. In April 2004, we sold one community for a gross sales price of $34,100,000 receiving net proceeds (after debt assumption and closing costs) of approximately $14,000,000. In addition, as of April 30, 2004, we have two other communities classified as held for sale under GAAP. We are actively pursuing the disposition of these communities and expect to close on these dispositions in 2004. However, we cannot assure you that these communities will be sold as planned.

We are engaging in discussions with a limited number of institutional investors regarding the possible formation of a discretionary fund that would acquire and operate apartment communities. This fund would serve, for a period of three years from the date of its final closing or until a significant portion of its committed capital is invested, as the exclusive vehicle through which we would acquire apartment communities, subject to certain exceptions including, among others, significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the fund, if any. The fund would not restrict our development activities, which would not be a part of the fund, and would terminate after a term of eight years (subject to two one-year extensions). We may also acquire certain assets and transfer our interests in those assets to the fund upon its formation. We intend to actively pursue the formation of the fund, but there can be no assurance as to when or if such a fund will be formed or, if formed, what its size, terms or investment performance will be. We have preliminarily targeted that the fund would have approximately $715,000,000 available for investment (consisting of approximately $250,000,000 of fund equity, of which we would commit approximately 20% of the total, and approximately $465,000,000 of debt financing).

We have also recently increased our use of joint ventures, pursuant to which certain developments will be held upon completion through partnership vehicles. We generally employ joint ventures primarily to mitigate asset concentration or market risk and secondarily as a source of liquidity. Each joint venture or partnership agreement will be individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. However, we cannot assure you that we will enter into joint ventures in the future, or that, if we do, we will achieve our objectives.

In February 2004, we entered into a joint venture agreement with an unrelated third-party for the development of a community located in New York, New York. This community, when completed, is expected to contain 361 apartment homes and 89,000 square feet of retail space for a total capital cost of approximately $149,900,000. The construction of this community will be partially funded through the issuance of $117,000,000 in variable rate, tax-exempt debt, $58,500,000 of which closed in February 2004, with the remainder expected to close by the end of 2004. We hold a 20% equity interest in this joint venture entity, with the remaining 80% equity interest held by the third-party. We also hold a right to 50% of distributions after achievement of a threshold return.

In March 2004, we entered into an agreement with an unrelated third-party which provides that, after we complete construction of Avalon Del Rey, located in Los Angeles, California, the community will be owned and operated by a joint venture between the third-party and us. This community, when completed, is expected to contain 309 apartment homes for a total capital cost of approximately $70,000,000. Upon completion of construction, the third-party venture partner will contribute their investment for a 70% interest in the venture, while we will retain a 30% equity interest.

In April 2004, we entered into an agreement pursuant to which we will develop a community in Kirkland, Washington and, upon completion, contribute the community to a joint venture. The community is expected to contain 188 apartment homes for a total capital cost of approximately $45,500,000. Upon our contribution of the community to the joint venture, we expect to be reimbursed for all costs incurred to develop the community. The third-party joint venture partner will receive a 100% equity interest in the joint venture and will manage the joint venture. We will receive a residual profits interest and will be engaged to manage the community for a property management fee.

Off Balance Sheet Arrangements

We own interests in unconsolidated real estate entities, with ownership interests up to 50%. Two of these unconsolidated real estate entities, Avalon Terrace, LLC and CVP I, LLC, have debt outstanding as of March 31, 2004. Avalon Terrace LLC has $22,500,000 of variable rate debt which matures in 2005 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. CVP I, LLC has a $58,500,000 construction loan which matures in February 2007 and is payable by the unconsolidated real estate entity. We have not guaranteed the debt on Avalon Terrace LLC, nor do we have any obligation to fund this debt should the unconsolidated real estate entity be unable to do so. However, in connection with the general contractor services that we provide to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Our obligations under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied. We currently expect this to occur in the beginning of 2006. There are no lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt. For more information regarding the operations of our unconsolidated entities see Note 6, “Investments in Unconsolidated Entities,” of our Condensed Consolidated Financial Statements.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the three months ended March 31, 2004.

Development Communities

As of April 30, 2004, we had eleven Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,380 apartment homes to our portfolio for a total capital cost, including land acquisition costs, of approximately $631,900,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

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

			Total
		Number of	capital
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon at Grosvenor Station (4)
	North Bethesda, MD	497	$80.4	Q1 2002	Q3 2003	Q4 2004	Q2 2005
2.	Avalon at Glen Cove South
	Glen Cove, NY	256	65.5	Q3 2002	Q1 2004	Q3 2004	Q1 2005
3.	Avalon at Traville (5)
	North Potomac, MD	520	71.5	Q4 2002	Q3 2003	Q1 2005	Q3 2005
4.	Avalon Run East II
	Lawrenceville, NJ	312	49.3	Q2 2003	Q2 2004	Q1 2005	Q3 2005
5.	Avalon at Crane Brook
	Danvers & Peabody, MA	387	56.2	Q3 2003	Q2 2004	Q2 2005	Q4 2005
6.	Avalon Milford I
	Milford, CT	246	32.5	Q3 2003	Q2 2004	Q1 2005	Q3 2005
7.	Avalon Chrystie Place I (6)
	New York, NY	361	149.9	Q4 2003	Q3 2005	Q4 2005	Q2 2006
8.	Avalon at The Pinehills I
	Plymouth, MA	101	19.9	Q4 2003	Q4 2004	Q1 2005	Q3 2005
9.	Avalon Pines I
	Coram, NY	298	48.7	Q4 2003	Q1 2005	Q4 2005	Q2 2006
10.	Avalon Orange
	Orange, CT	168	22.4	Q1 2004	Q2 2005	Q3 2005	Q1 2006
11.	Avalon Danbury
	Danbury, CT	234	35.6	Q1 2004	Q2 2005	Q4 2005	Q2 2006

	Total	3,380	$631.9

(1)	Total capital cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	The community is owned by a DownREIT partnership in which one of our wholly-owned subsidiaries is the general partner with a majority interest. This community is consolidated for financial reporting purposes.

(5)	This is a two-phase community for which construction of the second phase commenced in the second quarter of 2003.

(6)	This community is being financed under a joint venture structure with third-party financing, in which the community is owned by a limited liability company managed by one of our wholly-owned subsidiaries. The total capital cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a community facility. Our portion of the total capital cost of this joint venture is projected to be $30.0 million including community-based tax-exempt debt.

Redevelopment Communities

As of April 30, 2004, we had one community under redevelopment. We expect the total capital cost to complete this community, including the cost of acquisition, capital expenditures subsequent to acquisition and redevelopment, to be approximately $160,000,000, of which approximately $26,100,000 is the additional capital invested or expected to be invested during redevelopment and $133,900,000 was incurred prior to redevelopment. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.

The following presents a summary of this Redevelopment Community:

Total cost
($ millions)
		Number of				Estimated	Estimated
		apartment	Pre-redevelopment	Total capital	Reconstruction	Reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
1.	Avalon at Prudential Center
	Boston, MA	781	$133.9	$160.0	Q4 2000	Q2 2006	Q4 2006

(1)	Total capital cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

As of April 30, 2004, we are considering the development of 41 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for eight of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 10,912 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At March 31, 2004, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $35,888,000 relating to Development Rights. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $72,939,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2004.

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

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or

•	if we undertake construction of any particular community, that we will complete construction at the total capital cost assumed in the financial projections in the following table.

The following presents a summary of the 41 Development Rights we are currently pursuing:

				Total
			Estimated	capital
			number	cost
	Location		of homes	($ millions) (1)
1.	Kirkland, WA	(2)	211	$46
2.	Los Angeles, CA	(2)	309	65
3.	Camarillo, CA	(2)	249	43
4.	Long Island City, NY Phase II and III		613	162
5.	Los Angeles, CA		123	36
6.	Glen Cove, NY	(2)	111	31
7.	Plymouth, MA Phase II		69	13
8.	Newton, MA		236	60
9.	Coram, NY Phase II	(2)	152	26
10.	San Francisco, CA		313	100
11.	New York, NY Phase II and III		308	134
12.	New Rochelle, NY Phase II and III		588	144
13.	Hingham, MA		236	44
14.	Quincy, MA	(2)	148	24
15.	Rockville, MD Phase II		196	28
16.	Bellevue, WA		368	71
17.	Norwalk, CT		312	63
18.	Shrewsbury, MA		300	44
19.	Danvers, MA		428	80
20.	Stratford, CT		146	23
21.	Wilton, CT		100	24
22.	Bedford, MA	(2)	139	21
23.	Dublin, CA Phase I		304	72
24.	Encino, CA		146	46
25.	Greenburgh, NY Phase II		766	120
26.	Sharon, MA		190	31
27.	West Haven, CT		170	23
28.	Lexington, MA		430	83
29.	Cohasset, MA		200	38
30.	Andover, MA		115	21
31.	Dublin, CA Phase II		200	47
32.	Dublin, CA Phase III		205	49
33.	Yaphank, NY		270	41
34.	Seattle, WA	(2)	194	50
35.	Oyster Bay, NY		273	69
36.	College Park, MD		320	44
37.	Camarillo, CA		376	55
38.	Gaithersburg, MD		254	41
39.	Milford, CT		284	41
40.	Rockville, MD		240	46
41.	Wheaton, MD		320	56

	Total		10,912	$2,255

(1)	Total capital cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

Capitalized Interest

In accordance with GAAP, we capitalize interest expense during construction or reconstruction until a building obtains a certificate of occupancy. Interest that is incurred thereafter and allocated to a completed apartment home within the community is expensed. Capitalized interest during the three months ended March 31, 2004 and 2003 totaled $5,068,000 and $6,206,000, respectively.

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

Construction costs are projected by us based on market conditions prevailing in the community’s market at the time our budgets are prepared and reflect changes to those market conditions that we anticipated at that time. Although we attempt to anticipate changes in market conditions, we cannot predict those changes with certainty. Construction costs have been increasing, particularly for steel and concrete, and, for some of our Development Communities, the total construction costs have been or are expected to be higher than the original budget. Total capital cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, determined in accordance with GAAP, including:

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

Insurance and Risk of Uninsured Losses

We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a community, as well as the anticipated future revenues from such community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third-party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third-party. A significant uninsured property or liability loss could materially and adversely affect our financial condition and results of operations.

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

Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. In November 2002, Congress passed the Terrorism Risk Insurance Act (“TRIA”) which is designed to make terrorism insurance available. In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $200,000,000. Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIA, such as domestic-based terrorism. This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions. Our general liability policy provides TRIA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities.

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

In March 2004, we renewed our D&O insurance. In the past year, we have noted an increase in competition from new carriers entering the market and expanded capital capacity of existing carriers, resulting in a partial reversal of the significant premium increases experienced in recent years. Our premium for this insurance decreased as compared to the prior coverage period at renewal.

Inflation and Deflation

Substantially all of our apartment leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter-term leases.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-Q, that predict or indicate future events and trends or that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

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

There have been no material changes to our exposures to market risk since December 31, 2003.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

None.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported most recently in our Form 10-K for the year ended December 31, 2003, we are currently involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company. A non-jury trial ended in April 2004 and we are awaiting the judge’s ruling.

On June 6, 2003, a purported California class action lawsuit, Julie E. Ko v. AvalonBay Communities, Inc. and Does 1 through 100, was filed against the Company in California’s Los Angeles County Superior Court. The suit purports to be brought on behalf of all of the Company’s former California residents who, during the four-year period prior to the filing of the suit, paid a security deposit to the Company for the rental of residential property in California and had a portion of the deposit withheld by the Company in excess of the damages actually sustained by the Company. The plaintiff seeks compensatory and statutory damages in unspecified amounts as well as injunctive relief, restitution, and an award of attorneys’ fees, expenses and costs of suit. The complaint seeking class certification was amended in March 2004 and the Company will respond to the complaint in May 2004. Due to the uncertainty of many critical factual and legal issues, including the viability of the case as a class action, it is not possible to determine or predict the outcome.

We are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate, including the matters described immediately above, will have a material adverse effect on the Company.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2003, AvalonBay issued 48,629 shares of common stock in exchange for 48,629 units of limited partnership held be certain limited partners of Bay Countrybrook, L.P., Bay Pacific Northwest, L.P., and Avalon DownREIT V, L.P. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. AvalonBay is relying on the exemption based on factual representations received from the limited partners who received these shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.		Description
3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

Exhibit No.		Description
4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed on March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed on March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Filed herewith.)

(b) Reports on Form 8-K

On February 13, 2004, the Company filed a Report on Form 8-K to report, under Item 5 of such form, the Company’s intention to engage in discussions with a number of institutional investors regarding the possible formation of an investment vehicle that will acquire and operate apartment companies.

On March 29, 2004, the Company filed a Report on Form 8-K to report, under Item 5 of such form, the mailing of a letter to holders of record of its outstanding common stock notifying them that the Company has resumed its Dividend Reinvestment and Stock Purchase Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: May 7, 2004
/s/ Bryce Blair
Bryce Blair Chief Executive Officer and President

Date: May 7, 2004
/s/ Thomas J. Sargeant
Thomas J. Sargeant Chief Financial Officer