Form 10-Q
period 2004-06-30
AVALONBAY COMMUNITIES INC
filed 2004-08-06
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

71,951,226 shares of common stock, par value $0.01 per share, were outstanding as of July 30, 2004

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003	1

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and six months ended June 30, 2004 and 2003	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2004 and 2003	3-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	51

Item 6.	Exhibits and Reports on Form 8-K	51-52

Signatures		53

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6-30-04	12-31-03
	(unaudited)
ASSETS
Real estate:
Land, including land held for development	$962,480	$903,906
Buildings and improvements	4,229,925	4,040,828
Furniture, fixtures and equipment	130,141	124,302

	5,322,546	5,069,036
Less accumulated depreciation	(775,893)	(684,021)

Net operating real estate	4,546,653	4,385,015
Construction in progress (including land)	248,516	253,158
Real estate assets held for sale, net	51,017	98,216

Total real estate, net	4,846,186	4,736,389

Cash and cash equivalents	2,501	7,165
Cash in escrow	12,268	11,825
Resident security deposits	24,359	20,891
Investments in unconsolidated real estate entities	25,379	19,735
Deferred financing costs, net	23,172	17,362
Deferred development costs	33,973	31,334
Participating mortgage note	—	21,483
Prepaid expenses and other assets	37,065	43,398

Total assets	$5,004,903	$4,909,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,859,436	$1,835,284
Variable rate unsecured credit facility	128,900	51,100
Mortgage notes payable	451,800	422,278
Dividends payable	52,491	51,831
Payables for construction	26,547	26,912
Accrued expenses and other liabilities	87,040	85,089
Accrued interest payable	37,040	38,883
Resident security deposits	36,238	31,880
Liabilities related to real estate assets held for sale	613	30,239

Total liabilities	2,680,105	2,573,496

Minority interest of unitholders in consolidated partnerships	23,669	24,752

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both June 30, 2004 and December 31, 2003; 4,000,000 shares issued and outstanding at both June 30, 2004 and December 31, 2003, respectively	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both June 30, 2004 and December 31, 2003; 71,879,228 and 70,937,526 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	719	709
Additional paid-in capital	2,361,895	2,322,581
Deferred compensation	(11,233)	(5,808)
Dividends less than (in excess of) accumulated earnings	(43,015)	2,024
Accumulated other comprehensive loss	(7,277)	(8,212)

Total stockholders’ equity	2,301,129	2,311,334

Total liabilities and stockholders’ equity	$5,004,903	$4,909,582

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6-30-04	6-30-03	6-30-04	6-30-03
Revenue:
Rental and other income	$162,101	$149,101	$318,832	$296,840
Management, development and other fees	157	247	305	511

Total revenue	162,258	149,348	319,137	297,351

Expenses:
Operating expenses, excluding property taxes	47,966	42,551	93,924	84,606
Property taxes	15,055	13,961	30,629	28,141
Interest expense	32,482	34,067	64,768	68,041
Depreciation expense	40,173	37,053	79,745	73,723
General and administrative expense	4,071	3,623	8,041	7,254

Total expenses	139,747	131,255	277,107	261,765

Equity in income of unconsolidated entities	276	677	463	1,205
Interest income	36	880	56	1,782
Venture partner interest in profit-sharing	(352)	(470)	(677)	(848)
Minority interest in consolidated partnerships	(420)	(234)	(275)	(454)

Income from continuing operations before cumulative effect of change in accounting principle	22,051	18,946	41,597	37,271

Discontinued operations:
Income from discontinued operations	608	3,011	1,792	8,002
Gain on sale of communities	12,375	54,511	12,375	68,583

Total discontinued operations	12,983	57,522	14,167	76,585

Income before cumulative effect of change in accounting principle	35,034	76,468	55,764	113,856
Cumulative effect of change in accounting principle	—	—	4,547	—

Net income	35,034	76,468	60,311	113,856
Dividends attributable to preferred stock	(2,175)	(2,706)	(4,350)	(6,394)

Net income available to common stockholders	$32,859	$73,762	$55,961	$107,462

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	1,307	(258)	935	491

Comprehensive income	$34,166	$73,504	$56,896	$107,953

Dividends declared per common share	$0.70	$0.70	$1.40	$1.40

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.28	$0.24	$0.59	$0.45
Discontinued operations	0.18	0.86	0.20	1.14

Net income available to common stockholders	$0.46	$1.10	$0.79	$1.59

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.28	$0.24	$0.60	$0.45
Discontinued operations	0.18	0.84	0.19	1.12

Net income available to common stockholders	$0.46	$1.08	$0.79	$1.57

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	6-30-04	6-30-03
Cash flows from operating activities:
Net income	$60,311	$113,856
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation expense	79,745	73,723
Depreciation expense from discontinued operations	125	2,738
Amortization of deferred financing costs and debt premium/discount	2,094	1,952
Amortization of deferred compensation	2,324	1,784
Income allocated to minority interest in consolidated partnerships including discontinued operations	275	843
Income allocated to venture partner interest in profit-sharing	677	848
Gain on sale of communities	(12,375)	(68,583)
Cumulative effect of change in accounting principle	(4,547)	—
Increase in cash in operating escrows	(1,338)	(709)
Decrease in resident security deposits, prepaid expenses and other assets	6,666	8,966
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	1,952	(5,737)

Net cash provided by operating activities	135,909	129,681

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(173,918)	(196,654)
Acquisition of real estate assets	(24,065)	—
Capital expenditures — existing real estate assets	(6,127)	(5,365)
Capital expenditures — non-real estate assets	(366)	(84)
Proceeds from sale of communities and land, net of selling costs	40,909	202,845
Decrease in payables for construction	(365)	(2,247)
Decrease (increase) in cash in construction escrows	895	(19,255)
Decrease in investments in unconsolidated real estate entities	613	878

Net cash used in investing activities	(162,424)	(19,882)

Cash flows from financing activities:
Issuance of common stock	28,598	10,621
Repurchase of common stock	—	(39,877)
Issuance of preferred stock, net of related costs	—	81,737
Redemption of preferred stock and related costs	—	(163,724)
Dividends paid	(104,033)	(101,296)
Net borrowings under unsecured credit facility	77,800	129,230
Issuance of mortgage notes payable	42,800	38,829
Repayments of mortgage notes payable	(37,000)	(2,140)
Issuance (repayment) of unsecured notes	25,000	(50,000)
Payment of deferred financing costs	(8,752)	(1,195)
Redemption of units for cash by minority partners	(163)	—
Distributions to DownREIT partnership unitholders	(741)	(1,237)
Distributions to joint venture and profit-sharing partners	(1,658)	(2,213)

Net cash provided by (used in) financing activities	21,851	(101,265)

Net increase (decrease) in cash and cash equivalents	(4,664)	8,534

Cash and cash equivalents, beginning of period	7,165	12,933

Cash and cash equivalents, end of period	$2,501	$21,467

Cash paid during period for interest, net of amount capitalized	$62,579	$65,879

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the six months ended June 30, 2004:

•	As described in Note 4, “Stockholders’ Equity,” 147,517 shares of common stock were issued in connection with stock grants, 35,215 shares were issued in connection with non-cash stock option exercises, 49,583 shares were withheld to satisfy employees’ tax withholding and other liabilities and 72 shares were forfeited, for a net value of $6,170.

•	49,391 units of limited partnership, valued at $1,852, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company sold one community with a mortgage note payable of $18,755 that was assumed by the buyer as part of the total sales price.

•	The Company assumed fixed rate debt of $13,322 in connection with the acquisition of two improved land parcels.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $935 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	Common and preferred dividends declared but not paid totaled $52,491.

During the six months ended June 30, 2003:

•	102,727 shares of common stock were issued in connection with stock grants, 28,451 shares were withheld to satisfy employees’ tax withholding and other liabilities and 11,902 shares were forfeited, for a net value of $2,985.

•	The Company sold one community with a mortgage note payable of $27,305 that was assumed by the buyer as part of the total sales price.

•	7,992 units of limited partnership in DownREIT partnerships valued at $295 were redeemed as partial repayment of outstanding tax loans.

•	The Company recorded a reduction to other liabilities and a corresponding gain to other comprehensive income of $491 to adjust the Company’s Hedged Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $49,453.

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

At June 30, 2004, the Company owned or held a direct or indirect ownership interest in 133 operating apartment communities containing 38,527 apartment homes in ten states and the District of Columbia, of which one community containing 781 apartment homes was under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 14 communities under construction that are expected to contain an aggregate of 4,149 apartment homes when completed. The Company also owned a direct or indirect ownership interest in rights to develop an additional 40 communities that, if developed in the manner expected, will contain an estimated 10,728 apartment homes.

During the three months ended June 30, 2004:

•	The Company acquired one community, Avalon at Redondo Beach, located in Los Angeles, California. This garden-style community contains 105 apartment homes and was acquired for an acquisition price of $24,065.

•	The Company sold two communities, Avalon Greenbriar, located in Seattle, Washington, and Avalon at Laguna Niguel, located in Orange County, California. These two communities, which contained a total of 597 apartment homes, were sold for an aggregate sales price of $61,100, including the transfer of $18,755 of variable rate, tax-exempt debt associated with one of the communities. In addition, variable rate, tax-exempt debt of $10,400 was repaid immediately prior to the sale of the other community. The sale of these communities resulted in a gain calculated in accordance with generally accepted accounting principles (“GAAP”) of $12,375.
•	The Company commenced development of three communities, Avalon at Juanita Village, located in Seattle, Washington, and Avalon Del Rey and Avalon Camarillo, both located in the Los Angeles, California area. These communities, when completed, are expected to contain an aggregate of 769 apartment homes for a total capitalized cost of approximately $158,200. Both Avalon at Juanita Village and Avalon Del Rey will be subject to joint venture ownership structures upon construction completion, as described in Note 6, “Investments in Unconsolidated Real Estate Entities.”

The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. Abandoned pursuit costs were $1,177 and $1,050 for the six months ended June 30, 2004 and 2003, respectively.

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

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $21,375 at June 30, 2004 and $19,266 at December 31, 2003.

Cash, Cash Equivalents and Cash in Escrow

Cash and cash equivalents include all cash and liquid investments with an original maturity of six months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.

Interest Rate Contracts

The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of June 30, 2004, the Company had approximately $207,000 in variable rate debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities.”

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

	For the three months ended		For the six months ended
	6-30-04	6-30-03	6-30-04	6-30-03
Basic and diluted shares outstanding

Weighted average common shares — basic	71,409,668	67,231,296	71,164,908	67,427,853

Weighted average DownREIT units outstanding	581,941	968,581	594,850	972,146

Effect of dilutive securities	1,045,875	703,268	1,031,712	607,505

Weighted average common shares — diluted	73,037,484	68,903,145	72,791,470	69,007,504

Calculation of Earnings per Share — basic

Net income available to common stockholders	$32,859	$73,762	$55,961	$107,462

Weighted average common shares — basic	71,409,668	67,231,296	71,164,908	67,427,853

Earnings per common share — basic	$0.46	$1.10	$0.79	$1.59

Calculation of Earnings per Share — diluted

Net income available to common stockholders	$32,859	$73,762	$55,961	$107,462

Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	912	379	1,239	762

Adjusted net income available to common stockholders	$33,771	$74,141	$57,200	$108,224

Weighted average common shares — diluted	73,037,484	68,903,145	72,791,470	69,007,504

Earnings per common share — diluted	$0.46	$1.08	$0.79	$1.57

Certain employee options to purchase shares of common stock of 3,000 were outstanding during both the three and six months ended June 30, 2004 and 1,459,439 and 1,521,360 were outstanding during the three and six months ended June 30, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the three and six months ended June 30, 2004 and 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period based on the fair market value as determined on the date of grant:

		For the three months ended		For the six months ended
		6-30-04	6-30-03	6-30-04	6-30-03
Net income available to common stockholders, as reported		$32,859	$73,762	$55,961	$107,462

Add:	Actual compensation expense recorded under fair value based method, net of related tax effects	224	61	404	97
Deduct:	Total compensation expense determined under fair value based method, net of related tax effects	(561)	(568)	(908)	(1,232)

Pro forma net income available to common stockholders		$32,522	$73,255	$55,457	$106,327

Earnings per share:

Basic — as reported		$0.46	$1.10	$0.79	$1.59

Basic — pro forma		$0.46	$1.09	$0.78	$1.58

Diluted — as reported		$0.46	$1.08	$0.79	$1.57

Diluted — pro forma		$0.46	$1.07	$0.78	$1.55

Variable Interest Entities under FIN 46

In December 2003, the Financial Accounting Standards Board (“FASB”) issued the revised FIN 46, which changed the guidelines for consolidation of and disclosure related to unconsolidated entities, if those unconsolidated entities qualify as variable interest entities as defined in FIN 46. The Company had previously adopted the provisions of FIN 46 for variable interest entities created after January 31, 2003. However, the adoption of FIN 46 for variable interest entities created on or before January 31, 2003 was required for periods ending after March 15, 2004. The Company has adopted the final provisions of FIN 46 as of January 1, 2004, resulting in the consolidation of one entity from which the Company holds a participating mortgage loan as described in Note 9, “Related Party Arrangements.” The consolidation of this entity resulted in an increase to net real estate assets of approximately $33,000 and the elimination of the previously recorded mortgage note and accrued interest of approximately $27,300. In addition, the Company recognized a cumulative effect of change in accounting principle during the six months ended June 30, 2004 in the amount of $4,547, which increased earnings per common share – diluted by $0.06. The Company does not hold an equity interest in this entity, and therefore 100% of the entity’s net income or loss is recognized by the Company as minority interest in consolidated partnerships on the Condensed Consolidated Statements of Operations and Other Comprehensive Income.

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

Improved Land Acquisitions

During the three months ended June 30, 2004, the Company acquired two parcels of improved land in connection with two Development Rights for an aggregate purchase price of $21,800, which included the assumption of $13,322 in debt. The Company intends to manage the current improvements, which are occupied office buildings, until such time as all tenant obligations have been satisfied or eliminated through negotiation and construction of new apartment communities is ready to begin. As such, as provided under the guidance of SFAS No. 67, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs and not as part of net income.

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

Revised Financial Presentation for Preferred Stock Redemption

In July 2003, the Securities and Exchange Commission clarified Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” which was applied retroactively. As such, the Company revised its historical results of operations for the three and six months ended June 30, 2003 to reflect additional dividends attributable to preferred stock of $280. This revision did not have any impact on earnings per common share – diluted during those periods.

Reclassifications

Certain reclassifications have been made to amounts in prior period’s financial statements to conform with current period presentations.

2.    Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $5,010 and $6,305 for the three months ended June 30, 2004 and 2003, respectively, and $10,078 and $12,511 for the six months ended June 30, 2004 and 2003, respectively.

3.    Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of June 30, 2004 and December 31, 2003 are summarized as follows:

	6-30-04	12-31-03
Fixed rate unsecured notes (1)	$1,859,436	$1,835,284
Fixed rate mortgage notes payable — conventional and tax-exempt	233,989	334,028
Variable rate mortgage notes payable — conventional and tax-exempt (2)	181,500	80,879

Total notes payable and unsecured notes	2,274,925	2,250,191

Variable rate secured short-term debt	36,311	36,526
Variable rate unsecured credit facility	128,900	51,100

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,440,136	$2,337,817

(1)	Balances at June 30, 2004 and December 31, 2003 include $564 of debt discount and $284 of debt premium, respectively, received at issuance of unsecured notes.

(2)	Balance at December 31, 2003 includes $29,155 related to real estate assets held for sale.

During the six months ended June 30, 2004, the Company repaid $125,000 of previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity, and no prepayment fees were incurred. In addition, the Company issued $150,000 in unsecured notes under its existing shelf registration statement at an interest rate of 5.375%. Interest on these newly issued notes is payable semi-annually on April 15 and October 15, and they mature on April 15, 2014. The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

During the six months ended June 30, 2004, the Company repaid $24,251 in fixed rate mortgage debt secured by two current communities, along with any unpaid interest, repaid $10,400 in variable rate, tax-exempt debt related to the sale of a community and transferred $18,755 in variable rate, tax-exempt debt related to the sale of a community to the purchaser. In addition, the Company issued $42,800 in variable rate, conventional mortgage debt on two communities and assumed $13,322 in fixed rate debt in connection with the acquisition of two parcels of improved land. In the aggregate, mortgage notes payable mature at various dates from April 2005 through April 2043 and are secured by certain apartment communities. As of June 30, 2004, the Company has guaranteed approximately $112,000 of mortgage notes payable held by subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.9% at June 30, 2004 and 6.7% at December 31, 2003. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed below), including the effect of certain financing related fees, was 2.8% at June 30, 2004 and 3.5% at December 31, 2003.

As of June 30, 2004 and December 31, 2003, the Company had approximately $70,000 and $158,000, respectively, of variable rate, tax-exempt debt effectively fixed through Hedged Derivatives, as described in Note 5, “Derivative Instruments and Hedging Activities.” In February 2004, the credit enhancements, including Hedged Derivatives in the form of interest rate swaps, on approximately $87,000 of this variable rate, tax-exempt debt expired according to their original terms and were not extended. New Hedged Derivatives in the form of interest rate protection agreements were put in place on the $87,000 of variable rate, tax-exempt debt, which serve to effectively limit the level to which interest rates can rise to a range of 6.7% to 9.0%. This $87,000 of variable rate, tax-exempt debt floats at an average coupon interest rate of 1.6% as of June 30, 2004. In addition, in May 2004, the Company entered into Hedged Derivatives in the form of interest rate protection agreements on the newly issued $42,800 in variable rate, conventional debt discussed above. This debt has a weighted average variable interest rate of 2.5% as of June 30, 2004, and the Hedged Derivatives serve to effectively limit the level to which interest rates can rise on this debt to 10.0%.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at June 30, 2004 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes

2004	$3,224	$—	$—	—

2005	6,164	36,311	100,000	6.625%
			50,000	6.500%

2006	6,584	—	150,000	6.800%

2007	7,030	—	110,000	6.875%
			150,000	5.000%

2008	7,476	4,368	50,000	6.625%
			150,000	8.250%

2009	6,874	36,033	150,000	7.500%

2010	5,999	29,388	200,000	7.500%

2011	6,360	7,204	300,000	6.625%
			50,000	6.625%

2012	5,948	12,095	250,000	6.125%

2013	6,140	—	—	—

Thereafter	151,186	113,416	150,000	5.375%

	$212,985	$238,815	$1,860,000

The Company has a $500,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks, which the Company refinanced in May 2004, concurrent with its original maturity date. The Company had $128,900 outstanding under the facility and $22,196 in letters of credit on June 30, 2004 and $51,100 outstanding and $19,901 in letters of credit on December 31, 2003. Under the terms of the new credit facility, which are substantially consistent with the terms of the old facility, if the Company elects to increase the facility by up to an additional $150,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.55% per annum (1.92% on June 30, 2004). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of the Company’s long-term unsecured debt. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $250,000. The competitive bid option may result in lower pricing if market conditions allow. The Company had no balance outstanding under this competitive bid option at June 30, 2004. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The new facility matures in May 2008, assuming exercise of a one-year renewal option by the Company.

4.    Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the six months ended June 30, 2004:

					Dividends less	Accumulated
			Additional		than (in excess	other
	Preferred	Common	paid-in	Deferred	of) accumulated	comprehensive	Stockholders'
	stock	stock	capital	compensation	earnings	loss	equity
Balance at December 31, 2003	$40	$709	$2,322,581	$(5,808)	$2,024	$(8,212)	$2,311,334

Net income	—	—	—	—	60,311	—	60,311
Unrealized loss on cash flow hedges	—	—	—	—	—	935	935
Dividends declared to common and preferred stockholders	—	—	—	—	(104,693)	—	(104,693)
Issuance of common stock, net of withholdings	—	10	37,267	(5,702)	(657)	—	30,918
Issuance of stock options	—	—	2,047	(2,047)	—	—	—
Amortization of deferred compensation	—	—	—	2,324	—	—	2,324

Balance at June 30, 2004	$40	$719	$2,361,895	$(11,233)	$(43,015)	$(7,277)	$2,301,129

During the six months ended June 30, 2004, the Company (i) issued 794,449 shares of common stock in connection with stock options exercised, (ii) issued 49,391 shares of common stock in exchange for the redemption of an equal number of DownREIT limited partnership units, (iii) issued 147,517 common shares in connection with stock grants to employees of which 80% are restricted, (iv) had forfeitures of 72 shares of restricted stock grants to employees and (v) withheld 49,583 shares to satisfy employees’ tax withholding and other liabilities.

Dividends per common share for both the six months ended June 30, 2004 and 2003 were $1.40 per share. In the six months ended June 30, 2004, average dividends for all non-redeemed preferred shares during the period were $1.09 per share, and no preferred shares were redeemed. In the six months ended June 30, 2003, average dividends for preferred shares redeemed during the period were $0.31 per share and average dividends for all non-redeemed preferred shares were $1.09 per share. As announced in March 2004, the Company resumed its Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) effective with the Company’s common stock dividend for the three months ended June 30, 2004.

5.    Derivative Instruments and Hedging Activities

The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of June 30, 2004, the Hedged Derivatives fix approximately $70,000 of the Company’s tax-exempt debt at a weighted average interest rate of 6.3% through interest rate swaps. In addition, as of June 30, 2004, the Company has Hedged Derivatives on $137,000 of its variable rate debt, which floats at a weighted average coupon interest rate of 1.9% and has been capped at a weighted average interest rate of 8.2% through interest rate caps. These Hedged Derivatives have maturity dates ranging from 2007 to 2010. In addition, one of the Company’s unconsolidated real estate investments (see Note 6, “Investments in Unconsolidated Real Estate Entities”) has $22,500 in variable rate debt outstanding as of June 30, 2004, which is subject to an interest rate swap. This debt is not recourse to or guaranteed by the Company. The Hedged Derivatives are accounted for in accordance with SFAS No. 133, which as amended, was adopted by the Company on January 1, 2001. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording all changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. To adjust the Hedged Derivatives to their fair value, the Company recorded unrealized gains to other comprehensive income of $935 and $491 during the six months ended June 30, 2004 and 2003, respectively. The estimated amount, included in accumulated other comprehensive income as of June 30,

2004, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period is not material.

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

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. The credit risk is the risk of a counterparty not performing under the terms of the Hedged Derivatives. The counterparties to these Hedged Derivatives are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. The Company monitors the credit ratings of counterparties and the amount of the Company’s debt subject to Hedged Derivatives with any one party. Therefore, the Company believes the likelihood of realizing material losses from counterparty non-performance is remote. Market risk is the adverse effect of the value of financial instruments that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken. These risks are managed by the Company’s Chief Financial Officer and Senior Vice President — Finance.

6.    Investments in Unconsolidated Real Estate Entities

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 in accordance with SOP 78-9 and APB Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. At June 30, 2004 and December 31, 2003, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:

•	a 49% general partnership interest in a partnership that owns the Avalon Run community;
•	a 50% limited liability company membership interest in a limited liability company that owns the Avalon Grove community; and
•	a 25% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in a limited liability company that owns the Avalon Bedford community.

In addition, during the six months ended June 30, 2004, the Company entered into the following joint venture agreements:

•	Avalon Chrystie Place – In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place I, located in New York, New York. In connection with the general contractor services that the Company provides to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, the Company has provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. The obligation of the Company under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied, which the Company expects to occur in the beginning of 2006. The Company holds a 20% equity interest in this joint venture entity (with a right to 50% of distributions after achievement of a threshold return), with the remaining 80% equity interest held by the third-party. The Company accounts for this investment under the equity method of accounting.

•	Avalon Del Rey - In March 2004, the Company entered into an agreement with an unrelated third-party which provides that, after the Company completes construction of Avalon Del Rey, the community will be owned and operated by a joint venture between the Company and the third-party. Upon construction completion, the third-party venture partner will invest $49,000 and will be granted a 70% ownership interest in the venture, with the Company retaining a 30% equity interest. The Company will consolidate this entity until the third-party venture partner contributes its investment to the venture at construction completion.

•	Avalon at Juanita Village - In April 2004, the Company entered into an agreement to develop Avalon at Juanita Village through a wholly-owned taxable REIT subsidiary and, upon construction completion, contribute the community to a joint venture. Upon contribution of the community to the joint venture, the Company expects to be reimbursed for all costs incurred to develop the community. The third-party joint venture partner will receive a 100% equity interest in the joint venture and will manage the joint venture. The Company will receive a residual profits interest and will be engaged to manage the community for a property management fee. The Company will consolidate this community until it is contributed into the joint venture at construction completion.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	(Unaudited)
	6-30-04	12-31-03
Assets:
Real estate, net	$165,591	$119,339
Other assets	52,974	2,605

Total assets	$218,565	$121,944

Liabilities and partners’ equity:
Mortgage notes payable	$81,000	$22,500
Other liabilities	9,944	2,158
Partners’ equity	127,621	97,286

Total liabilities and partners’ equity	$218,565	$121,944

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the six months ended
	(unaudited)		(unaudited)
	6-30-04	6-30-03	6-30-04	6-30-03
Rental income	$5,343	$5,167	$10,450	$10,400
Operating and other expenses	(2,030)	(1,967)	(4,102)	(3,829)
Interest expense, net	(443)	(437)	(893)	(805)
Depreciation expense	(999)	(972)	(2,002)	(2,000)

Net income	$1,871	$1,791	$3,453	$3,766

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

7.    Discontinued Operations – Real Estate Assets Sold or Held for Sale

During the six months ended June 30, 2004, the Company sold two communities, one located in Seattle, Washington and one located in Laguna Niguel, California. These two communities, which contained a total of 597 apartment homes, were sold for an aggregate sales price of $61,100, resulting in the transfer of debt of $18,755, net proceeds of $40,909 and a gain calculated in accordance with GAAP of $12,375. One of the communities sold had debt of $10,400 which was extinguished immediately prior to the sale. During the six months ended June 30, 2003, the Company sold seven communities, five comprising the entire Minneapolis, Minnesota portfolio, and two single asset sales, one in Los Angeles, California and one in Huntington Beach, California. These seven communities, which contained a total of 2,091 apartment homes, were sold for an aggregate sales price of $232,155, resulting in the transfer of debt of $27,305, net proceeds of $202,845 and a gain in accordance with GAAP of $68,583.

In addition, as of June 30, 2004, the Company had one community that qualified as held for sale under the provisions of SFAS No. 144. As required under SFAS No. 144, the operations for any communities sold from January 1, 2003 through June 30, 2004 and communities held for sale as of June 30, 2004 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements.

Accordingly, certain reclassifications have been made in prior years to reflect discontinued operations consistent with current period presentation. The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the six months ended
	(unaudited)		(unaudited)
	6-30-04	6-30-03	6-30-04	6-30-03
Rental income	$1,476	$8,990	$4,061	$21,211
Operating and other expenses	(816)	(4,076)	(1,931)	(8,914)
Interest expense, net	(52)	(578)	(213)	(1,168)
Minority interest expense	—	(193)	—	(389)
Depreciation expense	—	(1,132)	(125)	(2,738)

Income from discontinued operations	$608	$3,011	$1,792	$8,002

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $356 and $1,428, other liabilities of $613 and $1,084 and mortgage notes payable of $0 and $29,155 as of June 30, 2004 and December 31, 2003, respectively, relating to real estate assets sold or held for sale. The estimated proceeds less anticipated costs to sell the real estate asset held for sale as of June 30, 2004 are greater than the carrying value as of June 30, 2004, and therefore no provision for possible loss was recorded.

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

	For the three months ended				For the six months ended
	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI (1)	from prior year	real estate (2)	revenue	NOI (1)	from prior year	real estate (2)

For the three and six months ended June 30, 2004

Established
Northeast	$37,167	$25,363	(0.8%)	$914,298	$73,394	$48,840	(3.0%)	$914,298
Mid-Atlantic	16,124	11,328	3.9%	353,821	31,888	22,390	3.0%	353,821
Midwest	2,682	1,547	1.7%	90,665	5,341	3,120	6.0%	90,665
Pacific Northwest	7,915	4,924	2.9%	346,730	15,776	9,901	0.7%	346,730
Northern California	33,234	23,218	(6.5%)	1,343,334	66,516	46,598	(8.1%)	1,343,334
Southern California	14,436	10,197	3.0%	415,537	28,894	20,446	1.6%	415,537

Total Established	111,558	76,577	(1.2%)	3,464,385	221,809	151,295	(2.8%)	3,464,385

Other Stabilized	28,703	18,651	n/a	1,030,262	56,644	37,065	n/a	1,030,262

Development / Redevelopment	21,856	13,116	n/a	953,213	40,369	23,313	n/a	953,213

Land Held for Future Development	n/a	n/a	n/a	102,418	n/a	n/a	n/a	102,418

Non-allocated (3)	141	141	n/a	20,784	315	315	n/a	20,784

Total	$162,258	$108,485	8.6%	$5,571,062	$319,137	$211,988	6.2%	$5,571,062

For the three and six months ended June 30, 2003

Established
Northeast	$38,391	$25,935	(7.0%)	$883,446	$76,390	$51,132	(9.9%)	$883,446
Mid-Atlantic	17,321	12,105	(4.8%)	388,026	34,410	24,113	(6.8%)	388,026
Midwest	4,013	2,248	(14.5%)	140,369	8,112	4,345	(17.4%)	140,369
Pacific Northwest	6,773	4,107	(15.8%)	297,297	13,656	8,498	(14.8%)	297,297
Northern California	35,215	25,134	(12.3%)	1,340,610	71,116	51,380	(12.7%)	1,340,610
Southern California	10,719	7,374	(2.9%)	304,230	21,484	15,033	(0.7%)	304,230

Total Established	112,432	76,903	(8.8%)	3,353,978	225,168	154,501	(10.1%)	3,353,978

Other Stabilized	19,300	12,847	n/a	713,002	38,259	25,410	n/a	713,002

Development / Redevelopment	17,539	10,065	n/a	945,641	33,467	19,289	n/a	945,641

Land Held for Future Development	n/a	n/a	n/a	135,949	n/a	n/a	n/a	135,949

Non-allocated (3)	77	77	n/a	20,154	457	457	n/a	20,154

Total	$149,348	$99,892	(1.4%)	$5,168,724	$297,351	$199,657	(2.5%)	$5,168,724

(1)	Does not include corporate-level property management and other indirect operating expenses of $9,248 and $17,404 for the three and six months ended June 30, 2004, respectively, and $7,056 and $15,053 for the three and six months ended June 30, 2003, respectively.

(2)	Does not include gross real estate assets held for sale of $51,800 and $221,515 as of June 30, 2004 and June 30, 2003, respectively.

(3)	Revenue and NOI amounts represent third-party management, accounting and developer fees which are not allocated to a reportable segment.

Segment information for the periods ending June 30, 2004 and 2003 has been adjusted for the communities that were designated as held for sale as of June 30, 2004 or sold from January 1, 2003 through June 30, 2004 as described in Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale.”

9.    Related Party Arrangements

Purchase of Mortgage Loan

Concurrent with its initial public offering in November 1993, Avalon Properties, Inc. (“Avalon”), a predecessor entity, purchased an existing participating mortgage loan made to Arbor Commons Associates Limited Partnership (“Arbor Commons Associates”), which owns Avalon Arbor, a 302 apartment home community in Shrewsbury, Massachusetts. Prior to May 2004, the Company’s Chairman and CEO held an equity interest in Arbor Commons Associates. In May 2004, the Company’s Chairman and CEO fully disposed of his equity interests in Arbor Commons Associates. This mortgage loan accrues interest at a fixed rate of 10.2% per annum, payable at 9.0% per annum, matures in November 2005 and is secured by the interest in Avalon Arbor. Under the terms of the loan, the Company (as successor to Avalon) receives (as contingent interest) 50% of the cash flow after the 10.2% accrual rate is paid and 50% of the residual profits upon the sale of the community. As of December 31, 2003, the Company reported a note receivable of $21,483 and accrued interest on the note of $5,834. Related interest income for the three and six months ended June 30, 2003 was $813 and $1,606, respectively. Beginning January 1, 2004, the Company consolidates the financial position and results of operations of Arbor Commons Associates under the requirements of FIN 46 as discussed in Note 1, “Organization and Significant Accounting Policies.” As such, the note receivable, related accrued interest and interest income as of and for the six months ended June 30, 2004 have been eliminated in consolidation.

During the six months ended June 30, 2004, Arbor Commons Associates has been unable to make its mortgage note payment on several occasions, resulting in a default on the mortgage loan. The Company is currently negotiating to receive either payment in full of the note or a deed-in-lieu of foreclosure. The Company believes that the assets related to Arbor Commons Associates as reflected on the Condensed Consolidated Balances Sheets as of June 30, 2004 are fully realizable.

Unconsolidated Entities

The Company manages several unconsolidated real estate joint venture entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $181 and $351 in the three and six months ended June 30, 2004, respectively, and $228 and $465 in the three and six months ended June 30, 2003, respectively.

Director Compensation

The Company’s 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. In accordance with the Company’s 1994 Plan, as then in effect, on the fifth business day following the Company’s May 2003 Annual Meeting of Stockholders, each of the Company’s non-employee directors automatically received options to purchase 7,000 shares of common stock at the last reported sale price of the common stock on the NYSE on such date, and a restricted stock grant (or, in lieu thereof, a deferred stock award) of 2,500 shares of common stock. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which, in lieu of the stock and option awards described above, each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the NYSE on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. The Company recorded compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $226 and $456 in the three and six months ended June 30, 2004, respectively, and $207 and $367 in the three and six months ended June 30, 2003, respectively. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $903 and $722 on June 30, 2004 and December 31, 2003, respectively.

Investment in Realeum, Inc.

As an employee incentive and retention mechanism, the Company arranged for officers of the Company to hold direct or indirect interests in the common stock of Realeum, Inc (“Realeum”). Realeum is a company involved in the development and deployment of a property management and leasing automation system in which the Company invested $2,300 in January 2002, but has a carrying value of $0 as of June 30, 2004. In April 2004, Realeum was merged into a third-party, and in connection with such merger, all shares of Realeum common stock (including those held directly or indirectly by officers of the Company) were cancelled without payment of consideration. The Company still utilizes the property management and leasing automation system and has paid $124 and $123 to Realeum under the terms of its licensing arrangements during the three months ended June 30, 2004 and 2003, respectively, and $268 and $223 for the six months ended June 30, 2004 and 2003, respectively.

10.    Subsequent Events

Subsequent to June 30, 2004, one community previously held for operating purposes was classified as held for sale under SFAS No. 144. This community has a net real estate carrying value of $16,611 as of June 30, 2004. The Company is actively pursuing the disposition of this community and expects to close during the last six months of 2004. In addition, the Company is no longer pursuing the disposition of the one community that was held for sale as of June 30, 2004. Therefore, this community will be reclassified as held for operating purposes at its carrying amount prior to being classified as held for sale, adjusted for suspended depreciation, which is less than the current fair value.

In July 2004, the Company acquired Briarcliffe Lakeside Apartments, located in Chicago, Illinois. This garden-style community contains 204 apartment homes and was acquired for an acquisition price of $14,200, which includes the assumption of $8,155 of fixed rate mortgage debt.

Also in July 2004, the Company sold a parcel of land in connection with a Development Right in Washington, DC for a gross sales price of $7,374, resulting in a GAAP gain. In connection with this land sale, the Company sold to the same buyer certain transferable development rights acquired with the adjacent parcel of land on which a current operating community was developed, for a sales price of $2,553. The Company received net proceeds of approximately $9,648 as a result of this transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a real estate investment trust, or REIT, incorporated in the state of Maryland and focused on the ownership and operation of apartment communities in high barrier-to-entry markets of the United States. As of July 30, 2004, we had 134 current operating communities, which are the primary contributors to our overall operating performance. The net operating income of these communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels, and our ability to control operating costs. Our overall operating performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired apartment communities. We seek to create long-term shareholder value by accessing capital on cost effective terms, deploying that capital to develop, redevelop and acquire apartment communities in high barrier-to-entry markets, operating apartments and selling communities when they no longer meet our long-term investment strategy and when pricing is attractive.

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

Business Description and Community Information Overview

We believe that apartment communities present an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base should result in relatively stable demand over a real estate cycle. We intend to continue to pursue real estate investments in markets where constraints to new supply exist, and where new household formations are expected to out-pace multifamily permit activity over the course of the real estate cycle. Barriers-to-entry in our markets generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply. We regularly evaluate and monitor the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. Our strategy is to more deeply penetrate these markets with a broad range of products and services, with an intense focus on our customer. A substantial majority of our current communities are upscale, which generally command among the highest rents in their markets. We also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services. We believe that, over an entire business cycle, lower housing affordability and the limited new supply of apartment homes in our markets will result in a higher propensity to rent and larger increases in cash flows relative to other markets.

However, we believe we are at the end of a period of the business cycle where rents have been resetting to lower levels, which resulted in a decline in cash flows in recent years. A number of our markets experienced economic contraction due to job losses in 2002 and 2003, particularly in the technology, telecom and financial services sectors. This resulted in a prolonged period of weak apartment market fundamentals as reflected in declining rental rates and demand. However, the rate of decline has been diminishing, and 2004 appears to be a year of transition where apartment fundamentals become balanced in our markets, creating a platform for future growth. In the first half of 2004, the economy has shown signs of recovery as evidenced by stronger job growth and declining unemployment claims. Continued improvement in the economic environment should result in the stabilization of apartment market fundamentals and an improved demand and supply balance during the remainder of the year. We are beginning to experience the initial signs of improving apartment market fundamentals as reflected in increasing economic occupancy, decreasing availability of apartment homes and relatively flat market rents. Our Established Community portfolio achieved sequential monthly revenue growth in each of the five months ended June 30, 2004, providing further evidence of economic recovery. Occupancy is currently above 95%, which is generally a point at which we can regain pricing power. Therefore, we expect declines in rental revenue for these communities to be modest for the full year of 2004 as compared to 2003 and to significantly diminish from the declines experienced last year.

In response to transitioning apartment fundamentals, we are adjusting our business activity to position for the next expansionary cycle. We are continuing our disposition activity, although at a reduced level as compared to 2003, and are increasing our development and acquisition volume in anticipation of stronger apartment demand and in anticipation of locating communities where we will be able to use our redevelopment and operating expertise to generate high returns. However, the level of development and acquisition volume, or disposition activity, will be heavily influenced by capital and real estate market conditions, as well as apartment community demand.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category as of January 1st of each year and maintain that classification throughout the year, unless a community is subsequently planned for disposition. For the year 2004, the Established Communities are communities that had stabilized occupancy and operating expenses as of January 1, 2003 and are not conducting or planning to conduct substantial redevelopment activities, as described below, and are not held for sale or planned for disposition within the current year. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5,000,000 or 10% of the community’s acquisition cost. Throughout this report, the term “redevelopment” is used to refer to the entire redevelopment cycle, including planning and procurement of architectural and engineering designs, budgeting and actual renovation work. The actual renovation work

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

On June 30, 2004, we owned or had an ownership interest in these categories as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	28	7,215
Mid-Atlantic	16	4,156
Midwest	3	887
Pacific Northwest	11	2,738
Northern California	28	8,491
Southern California	12	4,046

Total Established	98	27,533

Other Stabilized Communities:
Northeast	20	5,732
Mid-Atlantic	4	2,064
Midwest	1	409
Pacific Northwest	—	—
Northern California	5	1,077
Southern California	3	728

Total Other Stabilized	33	10,010

Lease-Up Communities	1	203

Redevelopment Communities	1	781

Total Current Communities	133	38,527

Development Communities	14	4,149

Development Rights	40	10,728

In July 2004 we acquired one community containing 204 apartment homes. As of July 30, 2004 our 134 current communities consisted of 38,731 apartment homes. Of those communities, we owned:

•	a fee simple, or absolute, ownership interest in 110 operating communities, four of which are on land subject to land leases expiring in January 2062, April 2095, May 2099 and March 2142;
•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;
•	a general partnership interest in five partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 16 communities;
•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community, two of which are on land subject to land leases with one lease expiring in July 2029 and one lease expiring in November 2089; and
•	a 100% interest in a senior participating mortgage note secured by one community, which allows us to share in part of the rental income or resale proceeds of the community.

We also hold a fee simple ownership interest in twelve of the Development Communities, two of which will be subject to joint venture ownership structures upon construction completion, in addition to a membership interest in a limited liability company that owns one Development Community subject to a land lease and a general partnership interest in a partnership structured as a “DownREIT” that owns one Development Community.

In each of our six partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of our common stock on the date of redemption. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of July 30, 2004, there were 573,360 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

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

Recent Developments

Development Activities. During the three months ended June 30, 2004, we commenced development of three communities, Avalon at Juanita Village, located in Seattle, Washington, and Avalon Del Rey and Avalon Camarillo, both located in the Los Angeles, California area. These communities, when completed are expected to contain an aggregate of 769 apartment homes for a total capitalized cost of $158,200,000. Both Avalon at Juanita Village and Avalon Del Rey will be subject to joint venture ownership structures upon construction completion, as further described in “Liquidity and Capital Resources” located elsewhere in this report.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations. See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Acquisition Activities. During the three months ended June 30, 2004, we acquired one community, Avalon at Redondo Beach, located in Los Angeles, California. This garden-style community contains 105 apartment homes and was acquired for an acquisition price of $24,065,000.

Disposition Activities. During the three months ended June 30, 2004, we sold two communities, Avalon Greenbriar, located in Seattle, Washington, and Avalon at Laguna Niguel, located in Orange County, California. These two communities, which contained a total of 597 apartment homes, were sold for an aggregate sales price of $61,100,000, including the transfer of $18,755,000 of variable rate, tax-exempt debt, for net proceeds of $40,909,000. In addition, variable rate, tax-exempt debt of $10,400,000 was repaid immediately prior to the sale of one of these communities.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different estimates or assumptions would have been made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of accounting policies that we consider critical, in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain, and are critical to an understanding of our financial condition and operating results. As a REIT that owns, operates and develops apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization, asset impairment evaluation and REIT status. A discussion of all of our accounting policies, including further discussion of the critical accounting policies described below, can be found in Note 1, “Organization and Significant Accounting Policies” of our Condensed Consolidated Financial Statements.

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

We generally capitalize only non-recurring expenditures. We capitalize improvements and upgrades only if the item: (i) exceeds $15,000; (ii) extends the useful life of the asset; and (iii) is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include: (i) carpet and appliance replacements; (ii) floor coverings; (iii) interior painting; and (iv) other redecorating costs. Because we expense carpet replacements, our expense levels and volatility are greatest in the third quarter of each year as this is when we experience our greatest amount of turnover. We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense replacements of personal property. For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $160 per apartment home in the six months ended June 30, 2004 and $140 per apartment home in the six months ended June 30, 2003. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities was $667 in the six months ended June 30, 2004 and $605 in the six months ended June 30, 2003. We anticipate that capitalized costs and expensed maintenance costs per apartment home will gradually increase as the average age of our communities increases, and expensed maintenance costs will fluctuate with turnover.

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

Results of Operations

Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to market conditions, net operating income derived from acquisitions and development completions, the loss of net operating income related to disposed communities and capital market, disposition and financing activity. A comparison of our operating results for the three and six months ended June 30, 2004 and 2003 follows (dollars in thousands):

	For the three months ended				For the six months ended
	6-30-04	6-30-03	$ Change	% Change	6-30-04	6-30-03	$ Change	% Change
Revenue:
Rental and other income	$162,101	$149,101	$13,000	8.7%	$318,832	$296,840	$21,992	7.4%
Management, development and other fees	157	247	(90)	(36.4%)	305	511	(206)	(40.3%)

Total revenue	162,258	149,348	12,910	8.6%	319,137	297,351	21,786	7.3%

Expenses:
Direct property operating expenses, excluding property taxes	38,718	35,495	3,223	9.1%	76,520	69,553	6,967	10.0%
Property taxes	15,055	13,961	1,094	7.8%	30,629	28,141	2,488	8.8%

Total community operating expenses	53,773	49,456	4,317	8.7%	107,149	97,694	9,455	9.7%

Net operating income	108,485	99,892	8,593	8.6%	211,988	199,657	12,331	6.2%

Corporate-level property management and other indirect operating expenses	9,248	7,056	2,192	31.1%	17,404	15,053	2,351	15.6%
Interest expense	32,482	34,067	(1,585)	(4.7%)	64,768	68,041	(3,273)	(4.8%)
Depreciation expense	40,173	37,053	3,120	8.4%	79,745	73,723	6,022	8.2%
General and administrative expense	4,071	3,623	448	12.4%	8,041	7,254	787	10.8%

Total other expenses	85,974	81,799	4,175	5.1%	169,958	164,071	5,887	3.6%

Equity in income of unconsolidated entities	276	677	(401)	(59.2%)	463	1,205	(742)	(61.6%)
Interest income	36	880	(844)	(95.9%)	56	1,782	(1,726)	(96.9%)
Venture partner interest in profit-sharing	(352)	(470)	118	(25.1%)	(677)	(848)	171	(20.2%)
Minority interest in consolidated partnerships	(420)	(234)	(186)	79.5%	(275)	(454)	179	(39.4%)

Income from continuing operations before cumulative effect of change in accounting principle	22,051	18,946	3,105	16.4%	41,597	37,271	4,326	11.6%

Discontinued operations:
Income from discontinued operations	608	3,011	(2,403)	(79.8%)	1,792	8,002	(6,210)	(77.6%)
Gain on sale of communities	12,375	54,511	(42,136)	(77.3%)	12,375	68,583	(56,208)	(82.0%)

Total discontinued operations	12,983	57,522	(44,539)	(77.4%)	14,167	76,585	(62,418)	(81.5%)

Income before cumulative effect of change in accounting principle	35,034	76,468	(41,434)	(54.2%)	55,764	113,856	(58,092)	(51.0%)
Cumulative effect of change in accounting principle	—	—	—	—	4,547	—	4,547	100.0%

Net income	35,034	76,468	(41,434)	(54.2%)	60,311	113,856	(53,545)	(47.0%)
Dividends attributable to preferred stock	(2,175)	(2,706)	531	(19.6%)	(4,350)	(6,394)	2,044	(32.0%)

Net income available to common stockholders	$32,859	$73,762	$(40,903)	(55.5%)	$55,961	$107,462	$(51,501)	(47.9%)

Net income available to common stockholders decreased $40,903,000, or 55.5%, to $32,859,000 for the three months ended June 30, 2004 and decreased by $51,501,000 or 47.9% to $55,961,000 for the six months ended June 30, 2004 compared to the same periods in the preceding year. These decreases are primarily attributable to lower gains on sale of communities recognized in 2004 as compared to 2003, due to reduced disposition activity.

Net operating income (“NOI”) is defined by us as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, venture partner interest in profit-sharing, depreciation expense, gain on sale of communities, cumulative effect of change in accounting principle and income from discontinued operations. We believe that NOI is an important and appropriate supplemental measure to net income of the operating performance of our communities because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. This is more reflective of the operating performance of a community, and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different overhead structures, with varying marginal impact to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for the three and six months ending June 30, 2004 and 2003, along with a reconciliation to net income, is provided in the preceding table.

The NOI increases of $8,593,000 and $12,331,000 for the three and six months ended June 30, 2004, respectively, as compared to the prior year periods consists of changes in the following categories:

	2004 NOI Increase (Decrease)
	For the three months ended	For the six months ended
	6-30-04	6-30-04
Established Communities	$(921,000)	$(4,385,000)

Other Stabilized Communities	3,969,000	8,885,000

Development and Redevelopment Communities	5,481,000	7,973,000

Non-allocated	64,000	(142,000)

Total	$8,593,000	$12,331,000

The NOI decreases in Established Communities were largely due to the effects of the weakened economy in many of our markets. The continued impact of historical job losses in many of our markets, in addition to strong single-family home sales, have aggravated a weak demand environment, causing market rental rates to decline. However, we have experienced stronger job growth and declining unemployment claims in our markets during the six months ended June 30, 2004, suggesting the beginning of an economic recovery. Although the recent acceleration of job growth will help stabilize apartment fundamentals during the year, we expect modest year over year declines in our Established Communities NOI for 2004. We have reached 95% occupancy, a point at which we generally regain pricing power, and we are therefore beginning to test revenue growth through modest rental rate increases and/or reduction in concessions. This, combined with aggressively managing operating expenses, should allow us to mitigate declines in NOI.

Rental and other income increased in the three and six months ended June 30, 2004 as compared to the prior year periods due to rental income generated from newly developed communities and increased occupancy, partially offset by declines in effective rental rates.

Overall Portfolio – The weighted average number of occupied apartment homes increased to 35,400 apartment homes for the six months ended June 30, 2004 as compared to 32,559 apartment homes for the six months ended June 30, 2003. This change is primarily the result of increased homes available from newly developed communities and an increase in the overall occupancy rate, partially offset by communities sold in 2003 and 2004. The weighted average monthly revenue per occupied apartment home decreased to $1,498 in the six months ended June 30, 2004 as compared to $1,518 in the six months ended June 30, 2003, primarily due to the high concessionary environment being experienced in certain of our markets.

Established Communities – Rental revenue decreased $852,000, or 0.8%, in the three months ended June 30, 2004 as compared to the same period of 2003. Rental revenue decreased $3,302,000, or 1.5%, in the six months ended June 30, 2004 as compared to the same period of 2003. These decreases are due to declining effective rental rates, partially offset by an increase in economic occupancy during both the three and six months ended June 30, 2004. For the six months ended June 30, 2004, the weighted average monthly revenue per occupied apartment home decreased 2.4% to $1,418 compared to $1,453 for the six months ended June 30, 2003, partially due to increased concessions granted throughout 2003 and into 2004. The average economic occupancy increased from 93.7% in the six months ended June 30, 2003 to 94.6% in the six months ended June 30, 2004. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. Although, we expect rental income for Established Communities to continue to reflect year over year declines throughout most of 2004 as compared to 2003, we expect that the declines will moderate throughout the year.

Although rental revenue from the Established Community portfolio as a whole decreased in the six months ended June 30, 2004 as compared to the same period of 2003, we had increases in Established Communities’ rental revenue in four of our six regions. The largest increase was in the Mid-Atlantic with an increase in rental revenue of 2.9% between periods, reflecting a significant increase in economic occupancy due to modest job growth and flat average rental rates. In addition, in Southern California, we were able to increase average rental rates by 1.1%, while maintaining an economic occupancy of 95.3%, resulting in an increase in rental revenue of 1.3% between periods. The Midwest and Pacific Northwest experienced increases in rental revenue of 0.8% and 0.5%, respectively, during the six months ended June 30, 2004 as compared to the same period of 2003, reflecting increased economic occupancy partially offset by declining average rental rates.

However, our rental income from Established Communities was impacted by continued declines in average rental rates in certain Northern California and Northeast markets. Northern California, which accounted for approximately 30.0% of Established Community rental revenue during the six months ended June 30, 2004, experienced a decline in rental revenue of 5.1% in the six months ended June 30, 2004 as compared to the same period in 2003, partially related to the continued impact of historical job losses in the technology sector. Although economic occupancy in Northern California increased to 95.5% in the six months ended June 30, 2004, average rental rates dropped 5.4% to $1,367 from $1,445 during 2003. We expect rental revenue to decline slightly in Northern California during the remainder of the year as the region continues to stabilize.

The Northeast region accounted for approximately 33.1% of Established Community rental revenue during the six months ended June 30, 2004 and experienced a decline in rental revenue of 1.6% in the six months ended June 30, 2004 as compared to the same period of 2003, primarily due to the continued impact of historical job losses in the financial services sector. Although economic occupancy increased to 93.3% during the six months ended June 30, 2004, average rental rates dropped 2.1% to $1,815 from $1,854 in 2003. The Northeast region appears to be stabilizing, and we expect rental revenue declines to diminish during the remainder of 2004.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and six months ended June 30, 2004 and 2003 (dollars in thousands).

	For the three months ended			For the six months ended
	6-30-04		6-30-03	6-30-04		6-30-03
Rental revenue (GAAP basis)	$111,489		$112,341	$221,683		$224,985
Concessions amortized	4,110		2,958	7,949		5,638
Concessions granted	(4,445)		(3,201)	(7,902)		(5,820)

Rental revenue adjusted to state concessions on a cash basis	$111,154		$112,098	$221,730		$224,803

Year-over-year % change — GAAP revenue	(0.8%	)	n/a	(1.5%	)	n/a

Year-over-year % change — cash concession based revenue	(0.8%	)	n/a	(1.4%	)	n/a

Concessions granted per move-in for Established Communities averaged $1,101 during the three months ended June 30, 2004, an increase of 39.7% from $788 in the three months ended June 30, 2003. This increase was primarily due to weak demand/supply fundamentals in many of our markets. This high concessionary environment will likely continue throughout the year.

Direct property operating expenses, excluding property taxes increased in the three and six months ended June 30, 2004 due to the addition of recently developed and redeveloped apartment homes, coupled with increased expenses due to salary increases and leasing bonuses, as well as increased make-ready costs associated with increasing occupancy.

For Established Communities, direct property operating expenses, excluding property taxes, increased $429,000, or 1.7%, for the three months ended June 30, 2004 and $1,215,000, or 2.5%, for the six months ended June 30, 2004 as compared to the same periods of 2003 due to increased salaries and leasing bonuses, as well as increased make-ready costs associated with increasing occupancy. We expect expense growth to continue to moderate in 2004 as we experience declines in the historical high levels of property insurance costs and bad debt expenses with changes in the insurance markets and the overall economy.

Property taxes increased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 due to overall higher assessments and the addition of newly developed and redeveloped apartment homes, partially offset by a property tax refund.

For Established Communities, property taxes decreased by $352,000 and $115,000 in the three and six months ended June 30, 2004, respectively, as compared to the same periods of 2003, due to the successful resolution of a tax appeal for a community in the Northeast of $661,000, partially offset by overall higher assessments throughout all regions. We expect property taxes to increase throughout 2004 as local jurisdictions look for additional revenue sources to offset budget deficits. We manage property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.

Corporate-level property management and other indirect operating expenses increased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 as a result of construction litigation relating to a community that has completed development, litigation and settlement costs associated with Proposition 65 signage requirements at our California communities, increased compensation costs, and increased abandoned pursuit costs. Abandoned pursuit costs increased $127,000 from $1,050,000 in the six months ended June 30, 2003 to $1,177,000 in the six months ended June 30, 2004. Abandoned pursuit costs can be volatile, and the increases reflected during the six months ended June 30, 2004 compared to the same period of the prior year may not be experienced in future periods. We expect corporate-level property management and other indirect operating expenses to increase during the year due to the costs of managing a potential discretionary investment management fund and increased legal costs relating to several ongoing lawsuits.

Interest expense decreased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 primarily due to the repayment of certain unsecured notes and overall lower interest rates on both short-term and long-term borrowings, partially offset by higher average outstanding balances on our unsecured credit facility.

Depreciation expense increased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 primarily due to the completion of development and redevelopment activities.

General and administrative expense (“G&A”) increased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 as a result of higher compensation expense and additional corporate governance costs, including costs relating to compliance with Sarbanes-Oxley. We expect G&A to continue to reflect year over year increases in 2004 due to increased corporate governance and compensation costs, partially offset by a decrease in our directors and officers (“D&O”) insurance resulting from our March 2004 renewal at a lower premium.

Equity in income of unconsolidated entities decreased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 primarily due to the loss of income from a community accounted for under the equity method in which we held a 50% interest, but which we sold in late 2003.

Interest income decreased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 due to lower average cash balances invested and lower interest rates. In addition, effective January 1, 2004, we consolidated an entity in which we hold a participating mortgage note due to the implementation of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51,” as revised in December 2003. Therefore, interest income that we recognized during the three and six months ended June 30, 2003 is not reflected during the three and six months ended June 30, 2004 as such amounts were eliminated in consolidation (See Note 1, “Organization and Significant Accounting Policies,” of the Condensed Consolidated Financial Statements.)

Income from discontinued operations represents the net income generated by communities held for sale as of June 30, 2004 and communities sold during the period from January 1, 2003 through June 30, 2004. The decreases in the three and six months ended June 30, 2004 as compared to the same periods of 2003 are due to the sale of eleven communities in 2003 and two communities in 2004.

Gain on sale of communities decreased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 due to the reduced disposition activity in 2004 as compared to the prior year. The amount of gains realized depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area. We expect to sell fewer assets in 2004 as compared to 2003, which will result in less aggregate gains on assets sold.

Cumulative effect of change in accounting principle during the six months ended June 30, 2004 is a result of the implementation of FIN 46, discussed above, and represents the difference between the net assets consolidated under FIN 46 and the previously recorded net assets.

Dividends attributable to preferred stock decreased during the three and six months ended June 30, 2004 as compared to the same periods of 2003 primarily as a result of two preferred stock redemptions during the six months ended June 30, 2003. In addition, in response to the Securities and Exchange Commission clarification of Emerging Issues Task Force (“EITF”) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” we have revised the presentation of our operating results for the three and six months ended June 30, 2003 to include the initial offering costs of $280,000 as additional dividends.

Funds from Operations attributable to common stockholders (“FFO”) is considered by management an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Condensed Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report.

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

FFO does not represent net income in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO. The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended		For the six months ended
	6-30-04	6-30-03	6-30-04	6-30-03
Funds from Operations

Net income	$35,034	$76,468	$60,311	$113,856
Dividends attributable to preferred stock	(2,175)	(2,706)	(4,350)	(6,394)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	39,054	37,523	77,551	75,069
Minority interest expense, including discontinued operations	912	379	1,239	762
Cumulative effect of change in accounting principle	—	—	(4,547)	—
Gain on sale of communities	(12,375)	(54,511)	(12,375)	(68,583)

Funds from operations attributable to common stockholders	$60,450	$57,153	$117,829	$114,710

Weighted average common shares outstanding — diluted	73,037,484	68,903,145	72,791,470	69,007,504
EPS per common share — diluted	$0.46	$1.08	$0.79	$1.57

FFO per common share — diluted	$0.83	$0.83	$1.62	$1.66

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

	For the three months ended		For the six months ended
	6-30-04	6-30-03	6-30-04	6-30-03
GAAP based Cash Flow Metrics

Net cash provided by operating activities	$85,192	$74,647	$135,909	$129,681

Net cash provided by (used in) investing activities	$(107,417)	$25,289	$(162,424)	$(19,882)

Net cash provided by (used in) financing activities	$24,380	$(126,321)	$21,851	$(101,265)

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

Cash and cash equivalents totaled $2,501,000 at June 30, 2004, a decrease of $4,664,000 from $7,165,000 on December 31, 2003. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities – Net cash provided by operating activities increased to $135,909,000 for the six months ended June 30, 2004 from $129,681,000 for the six months ended June 30, 2003, primarily due to additional NOI from recently acquired and developed communities, partially offset by the loss of NOI from the thirteen communities sold in 2003 and 2004, as discussed earlier in this report.

Investing Activities – Net cash used in investing activities of $162,424,000 in the six months ended June 30, 2004 related to investments in assets through development, redevelopment and acquisition of apartment communities. During the six months ended June 30, 2004, we invested $204,476,000 in the purchase and development of real estate and capital expenditures:

•	We began the development of five new communities. These communities, if developed as expected, will contain a total of 1,171 apartment homes, and the total capitalized cost, including land acquisition costs, is projected to be approximately $216,200,000. We completed the development of two communities containing a total of 515 apartment homes for a total capitalized cost, including land acquisition cost, of $96,000,000.

•	We completed the redevelopment of one community containing 308 apartment homes for a total capitalized cost of $44,000,000, of which $35,700,000 was incurred prior to redevelopment.

•	We acquired one community containing 105 apartment homes for a total investment of $24,065,000.

•	We had capital expenditures relating to current communities’ real estate assets of $6,127,000 and non-real estate capital expenditures of $366,000.

Financing Activities – Net cash provided by financing activities totaled $21,851,000 for the six months ended June 30, 2004, primarily due to an increase in borrowings under our unsecured credit facility, issuance of common stock for option exercises and issuance of unsecured notes, partially offset by dividends paid and certain debt repayments. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” of our Condensed Consolidated Financial Statements, for additional information.

Variable Rate Unsecured Credit Facility

We have a $500,000,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks, which we refinanced in May 2004, concurrent with its original maturity date. Under the terms of the new credit facility, which are substantially consistent with the terms of the old facility, if we elect to increase the facility by up to an additional $150,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.55% per annum (2.00% on July 30, 2004). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of our long-term unsecured debt. In addition, a competitive bid option is available for borrowings of up to $250,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had $150,000,000 outstanding under this competitive bid option at July 30, 2004 priced at LIBOR plus 0.29%, or 1.67%. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The new facility matures in May 2008, assuming our exercise of a one-year renewal option. At July 30, 2004, $190,400,000 was outstanding, $22,181,000 was used to provide letters of credit and $287,419,000 was available for borrowing under the unsecured credit facility.

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

During 2004, we have had the following debt activity:

•	We repaid $125,000,000 in previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity, and no prepayment fees were incurred. In addition, we issued $150,000,000 in unsecured notes under our existing shelf registration statement at an annual interest rate of 5.375%. Interest on these notes is payable semi-annually on April 15 and October 15, and they mature in April 2014.

•	We repaid $24,251,000 in fixed rate mortgage debt secured by two current communities, along with any unpaid interest, repaid $10,400,000 in variable rate, tax-exempt debt related to the sale of a community and transferred $18,755,000 in variable rate, tax-exempt debt related to the sale of a community to the purchaser.

•	We issued $42,800,000 in variable rate, conventional debt on two communities, including interest rate protection agreements that serve to effectively limit the level to which interest rates can rise to a rate of 10.0%

•	We assumed $13,322,000 in fixed rate debt in connection with the acquisition of two parcels of improved land related to two Development Rights.

•	We replaced the credit enhancements, including interest rate swaps, on approximately $87,000,000 of our variable rate, tax-exempt debt when such credit enhancements expired. We put in place interest rate protection agreements that serve to effectively limit the level to which interest rates can rise to a range of 6.7% to 9.0%.

•	We renegotiated the terms of a fixed rate, tax-exempt bond on one community in the amount of $9,780,000 to decrease the annual interest rate from 7.0% to 4.9%.

The following table details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at June 30, 2004 (dollars in thousands):

	All-In interest	Principal maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-03	6-30-04		2004	2005	2006	2007	2008	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$17,628	$17,412		$312	$562	$599	$638	$679	$14,622
Avalon at Symphony Glen	7.00%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	17,345	17,140		220	455	485	518	555	14,907
Avalon at Lexington	6.56%	Feb-2025	13,477	13,316		165	347	368	391	415	11,630
Avalon at Nob Hill	5.80%	Jun-2025	19,149	19,014	(2)	196	355	380	408	437	17,238
Avalon Campbell	6.48%	Jun-2025	35,065	34,766	(2)	434	786	843	904	969	30,830
Avalon Pacifica	6.48%	Jun-2025	15,906	15,770	(2)	196	356	382	410	440	13,986
Avalon Knoll	6.95%	Jun-2026	12,748	12,628		126	263	282	302	324	11,331
Avalon Landing	6.85%	Jun-2026	6,301	6,240		63	132	142	152	162	5,589
Avalon Fields	7.55%	May-2027	11,106	11,011		98	207	222	239	256	9,989
Avalon West	7.73%	Dec-2036	8,396	8,362		36	75	80	85	91	7,995
Avalon Oaks	7.45%	Jul-2041	17,530	17,479		53	112	120	128	138	16,928
Avalon Oaks West	7.48%	Apr-2043	17,336	17,288		48	103	110	117	125	16,785

			201,767	200,206		1,947	3,753	4,013	4,292	4,591	181,610
Variable rate (4)
Avalon at Laguna Niguel (5)	—	Mar-2009	10,400	—		—	—	—	—	—	—
The Promenade	2.94%	Oct-2010	33,185	32,929		266	562	605	652	701	30,143
Waterford	1.59%	Jul-2014	33,100	33,100	(3)	—	—	—	—	—	33,100
Avalon at Mountain View	1.59%	Feb-2017	18,300	18,300	(3)	—	—	—	—	—	18,300
Avalon at Foxchase I	1.59%	Nov-2017	16,800	16,800	(3)	—	—	—	—	—	16,800
Avalon at Foxchase II	1.59%	Nov-2017	9,600	9,600	(3)	—	—	—	—	—	9,600
Fairway Glen	1.59%	Nov-2017	9,580	9,580	(3)	—	—	—	—	—	9,580
Avalon at Mission Viejo	2.36%	Jun-2025	7,039	6,989	(6)	71	129	139	149	160	6,341
Avalon Greenbriar (5)	—	May-2026	18,755	—		—	—	—	—	—	—
Avalon at Fairway Hills I	2.03%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			168,259	138,798		337	691	744	801	861	135,364
Conventional loans (7)
Fixed rate
$125 Million unsecured notes	6.733%	Feb-2004	125,000	—		—	—	—	—	—	—
$100 Million unsecured notes	6.750%	Jan-2005	100,000	100,000		—	100,000	—	—	—	—
$50 Million unsecured notes	6.500%	Jan-2005	50,000	50,000		—	50,000	—	—	—	—
$150 Million unsecured notes	6.926%	Jul-2006	150,000	150,000		—	—	150,000	—	—	—
$150 Million unsecured notes	5.178%	Aug-2007	150,000	150,000		—	—	—	150,000	—	—
$110 Million unsecured notes	7.128%	Dec-2007	110,000	110,000		—	—	—	110,000	—	—
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000		—	—	—	—	50,000	—
$150 Million unsecured notes	8.374%	Jul-2008	150,000	150,000		—	—	—	—	150,000	—
$150 Million unsecured notes	7.634%	Aug-2009	150,000	150,000		—	—	—	—	—	150,000
$200 Million unsecured notes	7.665%	Dec-2010	200,000	200,000		—	—	—	—	—	200,000
$300 Million unsecured notes	6.792%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 Million unsecured notes	6.314%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 Million unsecured notes	6.261%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$150 Million unsecured notes	5.501%	Apr-2014	—	150,000		—	—	—	—	—	150,000
Avalon at Pruneyard	7.250%	May-2004	12,870	—		—	—	—	—	—	—
Avalon Walk II	8.930%	Aug-2004	11,437	—		—	—	—	—	—	—
Wheaton Development Right	6.990%	Oct-2008	—	4,693		38	71	77	82	4,425	—
Twinbrook Development Right	7.250%	Oct-2011	—	8,624		88	158	171	183	196	7,828
Avalon Orchards	7.650%	Jul-2033	20,574	20,466		114	237	254	272	292	19,297

			1,879,881	1,893,783		240	150,466	150,502	260,537	204,913	1,127,125
Variable rate (4)
Avalon on the Sound (8)	2.69%	Apr-2005	36,526	36,311		—	36,311	—	—	—	—
Avalon Ledges	2.53%	May-2009	—	19,954	(6)	327	586	619	654	691	17,077
Avalon at Flanders Hill	2.53%	May-2009	—	22,748	(6)	373	668	706	746	788	19,467

			36,526	79,013		700	37,565	1,325	1,400	1,479	36,544

Total indebtedness — excluding unsecured credit facility			$2,286,433	$2,311,800		$3,224	$192,475	$156,584	$267,030	$211,844	$1,480,643

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but interest rate is effectively fixed at June 30, 2004 at the rate indicated through a swap agreement.

(3)	Financed by variable rate, tax-exempt debt, that was effectively fixed through a swap agreement at December 31, 2003 and was reported as fixed rate debt at that time. The debt was restructured in February 2004 such that the interest rate was capped through an interest rate protection agreement and is currently included as variable rate debt for financial reporting purposes.

(4)	Variable rates are given as of June 30, 2004.

(5)	Included in liabilities related to real estate assets held for sale on our Condensed Consolidated Balance Sheets as of December 31, 2003 included elsewhere in this report.

(6)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(7)	Balances outstanding do not include $564 of debt discount and $284 of debt premium as of June 30, 2004 and December 31, 2003, respectively, reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(8)	Variable rate construction loan was refinanced in March 2004, extending the maturity date to April 2005.

Future Financing and Capital Needs – Portfolio and Other Activity

As of June 30, 2004, we had fourteen new communities under construction, for which a total estimated cost of $232,500,000 remained to be invested. In addition, we had one community under reconstruction, for which a total estimated cost of $3,444,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:

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

We sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, including strong institutional demand for product in our markets, we plan to sell communities during 2004, although at reduced levels as compared to past disposition activity. However, we cannot assure you that assets can continue to be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses, NOI and FFO. As of July 30, 2004, we have one community classified as held for sale under GAAP. We are actively pursuing the disposition of this community and expect to close on this disposition in 2004. However, we cannot assure you that this community will be sold as planned.

We are engaging in discussions with a limited number of institutional investors regarding the possible formation of a discretionary fund that would acquire and operate apartment communities. This fund would serve, for a period of three years from the date of its final closing or until a significant portion of its committed capital is invested, as the exclusive vehicle through which we would acquire apartment communities, subject to certain exceptions including, among others, significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the fund, if any. The fund would not restrict our development activities, which would not be a part of the fund, and would terminate after a term of eight years (subject to two one-year extensions). We may also acquire certain assets and transfer our interests in those assets to the fund upon its formation. As of July 30, 2004, we have acquired two communities which we intend to transfer to the fund upon its formation. We intend to actively pursue the formation of the fund, but there can be no assurance as to when or if such a fund will be formed or, if formed, what its size, terms or investment performance will be. We have preliminarily targeted that the fund would have approximately $715,000,000 available for investment (consisting of approximately $250,000,000 of fund equity, of which we would commit approximately 20% of the total, and approximately $465,000,000 of debt financing).

We have also recently increased our use of joint ventures, pursuant to which certain developments will be held upon completion through partnership vehicles. We generally employ joint ventures primarily to mitigate asset concentration or market risk and secondarily as a source of liquidity. Each joint venture or partnership agreement has been and will continue to be individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. However, we cannot assure you that we will enter into joint ventures in the future, or that, if we do, we will achieve our objectives.

During 2004, we have engaged in the following joint venture activity:

•	We entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place I, located in New York, New York. We hold a 20% equity interest in this joint venture entity (with a right to 50% of distributions after achievement of a threshold return), with the remaining 80% equity interest held by the third-party.

•	We entered into an agreement with an unrelated third-party which provides that, after we complete construction of Avalon Del Rey, the community will be owned and operated by a joint venture between us and the third-party. Upon construction completion, the third-party venture partner will invest $49,000,000 and will be granted a 70% ownership interest in the venture, while we retain a 30% equity interest.

•	We entered into an agreement to develop Avalon at Juanita Village through a wholly-owned taxable REIT subsidiary and, upon construction completion, contribute the community to a joint venture. Upon contribution of the community to the joint venture, we expect to be reimbursed for all costs incurred to develop the community. The third-party joint venture partner will receive a 100% equity interest in the joint venture and will manage the joint venture. We will receive a residual profits interest and will be engaged to manage the community for a property management fee.

Off Balance Sheet Arrangements

We own interests in unconsolidated real estate entities, with ownership interests up to 50%. Two of these unconsolidated real estate entities, Avalon Terrace, LLC and CVP I, LLC, have debt outstanding as of June 30, 2004. Avalon Terrace LLC has $22,500,000 of variable rate debt which matures in 2005 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. CVP I, LLC has a $58,500,000 construction loan which matures in February 2007 and is payable by the unconsolidated real estate entity. We have not guaranteed the debt on Avalon Terrace LLC, nor do we have any obligation to fund this debt should the unconsolidated real estate entity be unable to do so. However, in connection with the general contractor services that we provide to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Our obligations under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied. We currently expect this to occur in the beginning of 2006. There are no lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt. For more information regarding the operations of our unconsolidated entities see Note 6, “Investments in Unconsolidated Real Estate Entities,” of our Condensed Consolidated Financial Statements.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the six months ended June 30, 2004.

Development Communities

As of July 30, 2004, we had fourteen Development Communities under construction. We expect these Development Communities, when completed, to add a total of 4,149 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $790,100,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

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

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon at Grosvenor Station (4)
	North Bethesda, MD	497	$80.4	Q1 2002	Q3 2003	Q4 2004	Q2 2005
2.	Avalon at Glen Cove South
	Glen Cove, NY	256	65.5	Q3 2002	Q1 2004	Q3 2004	Q1 2005
3.	Avalon at Traville (5)
	North Potomac, MD	520	71.5	Q4 2002	Q3 2003	Q1 2005	Q3 2005
4.	Avalon Run East II
	Lawrenceville, NJ	312	49.3	Q2 2003	Q2 2004	Q1 2005	Q3 2005
5.	Avalon at Crane Brook
	Danvers & Peabody, MA	387	56.2	Q3 2003	Q2 2004	Q2 2005	Q4 2005
6.	Avalon Milford I
	Milford, CT	246	32.5	Q3 2003	Q2 2004	Q1 2005	Q3 2005
7.	Avalon Chrystie Place I (6)
	New York, NY	361	149.9	Q4 2003	Q3 2005	Q4 2005	Q2 2006
8.	Avalon at The Pinehills I
	Plymouth, MA	101	19.9	Q4 2003	Q3 2004	Q1 2005	Q3 2005
9.	Avalon Pines I
	Coram, NY	298	48.7	Q4 2003	Q1 2005	Q3 2005	Q1 2006
10.	Avalon Orange
	Orange, CT	168	22.4	Q1 2004	Q2 2005	Q3 2005	Q1 2006
11.	Avalon Danbury
	Danbury, CT	234	35.6	Q1 2004	Q2 2005	Q4 2005	Q2 2006
12.	Avalon Del Rey (7)
	Los Angeles, CA	309	70.0	Q2 2004	Q2 2005	Q4 2005	Q2 2006
13.	Avalon at Juanita Village (8)
	Kirkland, WA	211	45.5	Q2 2004	Q3 2005	Q4 2005	Q2 2006
14.	Avalon Camarillo
	Camarillo, CA	249	42.7	Q2 2004	Q3 2005	Q1 2006	Q3 2006

	Total	4,149	$790.1

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	The community is owned by a DownREIT partnership in which one of our wholly-owned subsidiaries is the general partner with a majority interest. This community is consolidated for financial reporting purposes.

(5)	This is a two-phase community for which construction of the second phase commenced in the second quarter of 2003.

(6)	This community is being financed under a joint venture structure with third-party financing, in which the community is owned by a limited liability company managed by one of our wholly-owned subsidiaries. The total capitalized cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a community facility. Our portion of the total capitalized cost of this joint venture is projected to be $30.0 million including community-based tax-exempt debt.

(7)	The community is currently owned by one of our wholly-owned subsidiaries, will be financed, in part or in whole, by a construction loan, and is subject to a joint venture agreement that allows for a joint venture partner to be admitted upon construction completion.

(8)	The community is being developed by one of our wholly-owned, taxable REIT subsidiaries, and is subject to a venture agreement that provides for the transfer of 100% of the ownership interests to the joint venture upon its completion.

Redevelopment Communities

As of July 30, 2004, we had one community under redevelopment. We expect the total capitalized cost to complete this community, including the cost of acquisition, capital expenditures subsequent to acquisition and redevelopment, to be approximately $160,000,000, of which approximately $26,100,000 is the additional capital invested or expected to be invested during redevelopment and $133,900,000 was incurred prior to redevelopment. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.

The following presents a summary of this Redevelopment Community:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment homes	Pre-redevelopment cost	Total capitalized cost (1)	Reconstruction start	Reconstruction completion	restabilized operations (2)
1.	Avalon at Prudential Center Boston, MA	781	$133.9	$160.0	Q4 2000	Q2 2006	Q4 2006

(1)	Total capitalized cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.
(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

As of July 30, 2004, we are considering the development of 40 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for eleven of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 10,728 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At June 30, 2004, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $33,973,000 relating to Development Rights. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $102,418,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2004.

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

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or
•	if we undertake construction of any particular community, that we will complete construction at the total capitalized cost assumed in the financial projections in the following table.

The following presents a summary of the 40 Development Rights we are currently pursuing:

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions) (1)
1.	Lyndhurst, NJ	(2)	347	$76
2.	Newton, MA		236	60
3.	Bedford, MA	(2)	139	21
4.	San Francisco, CA		313	113
5.	Los Angeles, CA	(2)	123	36
6.	Glen Cove, NY	(2)	111	31
7.	Long Island City, NY Phase II and III		613	162
8.	New Rochelle, NY Phase II and III		588	144
9.	Hingham, MA		236	44
10.	Quincy, MA	(2)	148	24
11.	Plymouth, MA Phase II		69	13
12.	Rockville, MD Phase II		196	28
13.	Bellevue, WA		368	71
14.	Norwalk, CT		312	63
15.	New York, NY Phase II and III	(2)	308	134
16.	Shrewsbury, MA		300	44
17.	Danvers, MA		428	80
18.	Stratford, CT		146	23
19.	Wilton, CT		100	24
20.	Coram, NY Phase II	(2)	152	26
21.	Dublin, CA Phase I		304	72
22.	Encino, CA		137	46
23.	Greenburgh, NY Phase II		766	120
24.	Sharon, MA		190	31
25.	West Haven, CT		170	23
26.	Lexington, MA		387	76
27.	Andover, MA		115	21
28.	Cohasset, MA		200	38
29.	Dublin, CA Phase II		200	47
30.	Dublin, CA Phase III		205	49
31.	Yaphank, NY		270	41
32.	Seattle, WA	(2)	194	50
33.	Oyster Bay, NY		273	69
34.	College Park, MD		320	44
35.	Irvine, CA		290	63
36.	Camarillo, CA		376	55
37.	Gaithersburg, MD		254	41
38.	Milford, CT	(2)	284	41
39.	Rockville, MD	(2) (3)	240	46
40.	Wheaton, MD	(2) (3)	320	56

	Total		10,728	$2,246

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.
(2)	We own the land parcel, but construction has not yet begun.
(3)	Represents improved land encumbered with debt. The improved land consists of occupied office buildings. NOI from incidental operations from the current improvements will be recorded as a reduction in cost basis as described in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

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

Construction costs are projected by us based on market conditions prevailing in the community’s market at the time our budgets are prepared and reflect changes to those market conditions that we anticipated at that time. Although we attempt to anticipate changes in market conditions, we cannot predict those changes with certainty. Construction costs have been increasing, particularly for materials, such as steel, concrete and lumber, and, for some of our Development Communities and Development Rights, the total construction costs may be higher than the original budget. We do not expect that these price increases will materially affect our current Development Communities. However, these increases may materially affect Development Rights where construction has not yet begun. Total capitalized cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, determined in accordance with GAAP, including:

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

Many of our West Coast communities are located in the general vicinity of active earthquake faults. A large concentration of our communities lie near, and thus are susceptible to, the major fault lines in the San Francisco Bay Area, including the San Andreas fault and the Hayward fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In June 2003, we renewed our earthquake insurance. We have in place with respect to communities located in California, for any single occurrence and in the aggregate, $75,000,000 of coverage with a deductible per building equal to five percent of the insured value of that building. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California is subject to a $75,000,000 limit, except with respect to the state of Washington, for which the limit is $65,000,000. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence. In addition, up to an annual policy aggregate of $3,000,000, the next $400,000 of loss per occurrence outside California will be treated as an additional deductible.

Our annual general liability policy and workman’s compensation coverage was renewed on August 1, 2004 and the insurance coverage provided for in these renewal policies did not materially change from the preceding year. Including the costs we estimate that we may incur as a result of deductibles, we expect the cost related to these insurance categories for the policy period from August 1, 2004 to July 31, 2005 to remain flat as compared to the prior period.

Our property insurance policy was scheduled to renew on February 1, 2005; however, in an effort to capitalize on declining insurance rates we elected to cancel the prior policy and rewrite the policy effective June 1, 2004 with a new expiration date of December 1, 2005. Based on this renewal, we have seen a decline in insurance premiums for property coverage, which combined with the cost we may incur as a result of deductibles, will result in declining overall insurance costs as compared to prior periods.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls over financial reporting.

None.

Part II.   OTHER INFORMATION

Item 1.	Legal Proceedings

As reported most recently in our Form 10-Q for the quarter ended March 31, 2004, we are currently involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company. A non-jury trial ended in April 2004 and on May 20, 2004, the court issued a ruling, finding that (i) York Hunter breached the Construction Management Agreement between it and the Company in failing to complete the project and abandoning the construction site and is therefore liable to the Company for consequential damages, and (ii) National Union, having failed to exercise its various rights to perform and complete, is liable to the Company for consequential damages. The court requested that each party prepare proposed findings of fact and conclusions of law regarding damages. Such pleading was filed on behalf of the Company on July 16, 2004. There can be no assurance as to whether the court’s ruling will be appealed by York Hunter or National Union, and the Company at this time can give no assurances as to the amount of damages it may be awarded by the court.

Also as reported in our Form 10-Q for the quarter ended March 31, 2004, on June 6, 2003, a purported California class action lawsuit, Julie E. Ko v. AvalonBay Communities, Inc. and Does 1 through 100, was filed against the Company in California’s Los Angeles County Superior Court. The suit purports to be brought on behalf of all of the Company’s former California residents who, during the four-year period prior to the filing of the suit, paid a security deposit to the Company for the rental of residential property in California and had a portion of the deposit withheld by the Company in excess of the damages actually sustained by the Company. The plaintiff seeks compensatory and statutory damages in unspecified amounts as well as injunctive relief, restitution, and an award of attorneys’ fees, expenses and costs of suit. The complaint seeking class certification was amended in March 2004 and the Company responded to the amended complaint on May 3, 2004. Due to the uncertainty of many critical factual and legal issues, including the viability of the case as a class action, it is not possible to determine or predict the outcome.

We are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate, including the matters described immediately above, will have a material adverse effect on the Company.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended June 30, 2004, AvalonBay issued 762 shares of common stock in exchange for 762 units of limited partnership held by certain limited partners of Bay Countrybrook, L.P. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. AvalonBay is relying on the exemption based on factual representations received from the limited partners who received these shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2004 Annual Meeting of Stockholders on May 5, 2004. Stockholders were asked to vote on the re-election of the following persons as directors of the Company: Bryce Blair, Bruce A. Choate, John J. Healy, Jr., Gilbert M. Meyer, Charles D. Peebler, Jr., Lance R. Primis, Allan D. Schuster and Amy P. Williams. Each individual standing for election as a director of the Company had been elected in 2003 to serve until the 2004 Annual Meeting of Stockholders and until their respective successors were duly elected and qualified. The results of the voting were as follows:

61,308,626 votes were cast for and 746,796 votes were withheld from the election of Mr. Blair.

60,032,861 votes were cast for and 2,022,561 votes were withheld from the election of Mr. Choate.

61,759,821 votes were cast for and 295,601 votes were withheld from the election of Mr. Healy.

61,743,543 votes were cast for and 311,879 votes were withheld from the election of Mr. Meyer.

25,422,314 votes were cast for and 36,633,108 votes were withheld from the election of Mr. Peebler.

61,590,261 votes were cast for and 465,161 votes were withheld from the election of Mr. Primis.

60,857,941 votes were cast for and 1,197,481 votes were withheld from the election of Mr. Schuster.

60,854,216 votes were cast for and 1,201,206 votes were withheld from the election of Ms. Williams.

Election as a director requires the affirmative vote of a majority of outstanding shares as of the close of business on the record date established for the Annual Meeting. In the case of the 2004 Annual Meeting of Stockholders, a majority of outstanding shares as of the close of business on the record date was 35,670,385. Accordingly, the following individuals were re-elected to serve as directors of the Company until the 2005 Annual

Meeting of Stockholders and until their respective successors are duly elected and qualify: Bryce Blair, Bruce A. Choate, John J. Healy, Jr., Gilbert M. Meyer, Lance R. Primis, Allan D. Schuster and Amy P. Williams. In addition, because there were only eight nominees for eight board positions, Mr. Peebler ran unopposed and he continues to serve as a director.

Stockholders were also asked to vote on a stockholder proposal relating to shareholder rights plans. The following stockholder proposal was proposed and defeated at the meeting:

“RESOLVED: Shareholders request that our Directors increase shareholder voting rights and submit the adoption, maintenance or extension of any poison pill to a shareholder vote as a separate ballot item as soon as may be practical. Also once this proposal is adopted, any dilution or removal of this proposal is requested to be submitted to a shareholder vote at the earliest possible shareholder election. Directors have the flexibility of discretion accordingly in scheduling the earliest shareholder vote and in responding to shareholder votes.”

Approval of the stockholder proposal required the affirmative vote of a majority of the votes cast on the proposal. Of the votes cast on this proposal, 46,118,234 were cast against, 10,844,855 were cast for, and 113,960 abstained. Accordingly, the stockholder proposal failed.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed on March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed on March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004).

10.1	—	Amended and Restated Revolving Loan Agreement, dated as of May 24, 2004, among AvalonBay Communities, Inc., as Borrower, JPMorgan Chase Bank and Wachovia Bank, N.A., each as a Bank and Syndication Agent, Fleet National Bank, as a Bank, Swing Lender and Issuing Bank, Morgan Stanley Bank, Wells Fargo Bank, N.A., and Deutsche Bank Trust Company Americas, each as a Bank and Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Fleet National Bank, as Administrative Agent. (Filed herewith.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

(b) Reports on Form 8-K

On April 21, 2004, the Company filed a Report on Form 8-K to report, under Item 5 of such form, the commencement and pricing of a public offering of an aggregate of $150,000,000 principal amount of its 5.375% Medium Term Notes Due 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: August 6, 2004	/s/ Bryce Blair
Bryce Blair
Chief Executive Officer and President

Date: August 6, 2004	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer