Form 10-Q
period 2004-09-30
AVALONBAY COMMUNITIES INC
filed 2004-11-04
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒         No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

72,286,877 shares of common stock, par value $0.01 per share, were outstanding as of October 29, 2004

FORM 10-Q
INDEX

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	1

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and nine months ended September 30, 2004 and 2003	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and 2003	3-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 2.	Unregistered Sales of Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits and Reports on Form 8-K	50-51

Signatures		52

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9-30-04	12-31-03
	(unaudited)
ASSETS
Real estate:
Land, including land held for development	$1,009,196	$914,085
Buildings and improvements	4,370,045	4,062,783
Furniture, fixtures and equipment	133,922	124,924

	5,513,163	5,101,792
Less accumulated depreciation	(816,193)	(682,210)

Net operating real estate	4,696,970	4,419,582
Construction in progress (including land)	201,098	253,158
Real estate assets held for sale, net	—	63,649

Total real estate, net	4,898,068	4,736,389
Cash and cash equivalents	33,577	7,165
Cash in escrow	13,216	11,825
Resident security deposits	24,164	20,891
Investments in unconsolidated real estate entities	25,211	19,735
Deferred financing costs, net	22,512	17,362
Deferred development costs	41,004	31,334
Participating mortgage note	—	21,483
Prepaid expenses and other assets	42,210	43,398

Total assets	$5,099,962	$4,909,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,859,442	$1,835,284
Variable rate unsecured credit facility	200,000	51,100
Mortgage notes payable	475,265	422,278
Dividends payable	52,663	51,831
Payables for construction	26,776	26,967
Accrued expenses and other liabilities	92,403	85,116
Accrued interest payable	29,418	38,883
Resident security deposits	36,333	31,928
Liabilities related to real estate assets held for sale	—	30,109

Total liabilities	2,772,300	2,573,496

Minority interest of unitholders in consolidated partnerships	22,976	24,752
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both September 30, 2004 and December 31, 2003; 4,000,000 shares issued and outstanding at both September 30, 2004 and December 31, 2003, respectively	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both September 30, 2004 and December 31, 2003; 72,125,003 and 70,937,526 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	722	709
Additional paid-in capital	2,371,880	2,322,581
Deferred compensation	(9,892)	(5,808)
Dividends less than (in excess of) accumulated earnings	(50,311)	2,024
Accumulated other comprehensive loss	(7,753)	(8,212)

Total stockholders’ equity	2,304,686	2,311,334

Total liabilities and stockholders’ equity	$5,099,962	$4,909,582

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9-30-04	9-30-03	9-30-04	9-30-03
Revenue:
Rental and other income	$167,416	$150,948	$486,578	$446,576
Management, development and other fees	157	234	463	744

Total revenue	167,573	151,182	487,041	447,320

Expenses:
Operating expenses, excluding property taxes	49,570	46,013	143,651	130,531
Property taxes	15,962	14,252	46,734	42,256
Interest expense	33,240	33,272	98,006	101,313
Depreciation expense	42,451	37,325	121,886	110,906
General and administrative expense	3,729	3,382	11,771	10,636

Total expenses	144,952	134,244	422,048	395,642

Equity in income of unconsolidated entities	301	23,988	764	25,192
Interest income	42	852	99	2,634
Venture partner interest in profit-sharing	(252)	(420)	(930)	(1,268)
Minority interest in consolidated partnerships	(559)	(302)	(833)	(754)

Income from continuing operations before cumulative effect of change in accounting principle	22,153	41,056	64,093	77,482

Discontinued operations:
Income from discontinued operations	451	2,756	1,899	11,602
Gain on sale of real estate assets	22,762	13,575	35,137	82,158

Total discontinued operations	23,213	16,331	37,036	93,760

Income before cumulative effect of change in accounting principle	45,366	57,387	101,129	171,242
Cumulative effect of change in accounting principle	—	—	4,547	—

Net income	45,366	57,387	105,676	171,242
Dividends attributable to preferred stock	(2,175)	(2,175)	(6,525)	(8,569)

Net income available to common stockholders	$43,191	$55,212	$99,151	$162,673

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	(476)	2,245	459	2,735

Comprehensive income	$42,715	$57,457	$99,610	$165,408

Dividends declared per common share	$0.70	$0.70	$2.10	$2.10

Earnings per common share - basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.28	$0.56	$0.87	$1.02
Discontinued operations	0.32	0.24	0.52	1.38

Net income available to common stockholders	$0.60	$0.80	$1.39	$2.40

Earnings per common share - diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.28	$0.56	$0.88	$1.00
Discontinued operations	0.32	0.23	0.51	1.35

Net income available to common stockholders	$0.60	$0.79	$1.39	$2.35

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	9-30-04	9-30-03
Cash flows from operating activities:
Net income	$105,676	$171,242
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	121,886	110,906
Depreciation expense from discontinued operations	435	3,551
Amortization of deferred financing costs and debt premium/discount	3,158	2,908
Amortization of deferred compensation	3,665	3,033
Income allocated to minority interest in consolidated partnerships including discontinued operations	833	1,143
Income allocated to venture partner interest in profit-sharing	930	1,268
Gain on sale of real estate assets	(35,137)	(82,158)
Gain on sale of joint venture community	—	(23,448)
Cumulative effect of change in accounting principle	(4,547)	—
Increase in cash in operating escrows	(2,251)	(1,519)
Decrease (increase) in resident security deposits, accrued interest receivable on participating mortgage notes, prepaid expenses and other assets	1,763	(13,136)
Decrease in accrued expenses, other liabilities and accrued interest payable	(787)	(9,250)

Net cash provided by operating activities	195,624	164,540

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(257,731)	(278,227)
Acquisition of real estate assets	(53,846)	—
Capital expenditures - existing real estate assets	(10,761)	(7,422)
Capital expenditures - non-real estate assets	(589)	(383)
Proceeds from sale of communities and land, net of selling costs	88,913	252,528
Increase (decrease) in payables for construction	(191)	311
Decrease (increase) in cash in construction escrows	860	(8,935)
Decrease in investments in unconsolidated real estate entities	781	1,343

Net cash used in investing activities	(232,564)	(40,785)

Cash flows from financing activities:
Issuance of common stock	37,774	143,461
Repurchase of common stock	—	(39,877)
Issuance of preferred stock, net of related costs	—	81,737
Redemption of preferred stock and related costs	—	(163,724)
Dividends paid	(156,463)	(150,754)
Net borrowings under unsecured credit facility	148,900	120,380
Issuance of mortgage notes payable	59,565	38,829
Repayments of mortgage notes payable	(38,455)	(3,230)
Issuance (repayment) of unsecured notes	25,000	(150,000)
Payment of deferred financing costs	(9,150)	(1,408)
Redemption of units for cash by minority partners	(163)	(295)
Distributions to DownREIT partnership unitholders	(1,100)	(1,740)
Distributions to joint venture and profit-sharing partners	(2,556)	(3,279)

Net cash provided by (used in) financing activities	63,352	(129,900)

Net increase (decrease) in cash and cash equivalents	26,412	(6,145)

Cash and cash equivalents, beginning of period	7,165	12,916

Cash and cash equivalents, end of period	$33,577	$6,771

Cash paid during period for interest, net of amount capitalized	$101,284	$111,920

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the nine months ended September 30, 2004:

•	As described in Note 4, “Stockholders’ Equity,” 147,517 shares of common stock were issued in connection with stock grants, 48,255 shares were issued in connection with non-cash stock option exercises, 1,064 shares were issued through the Company’s dividend reinvestment plan, 58,884 shares were withheld to satisfy employees’ tax withholding and other liabilities and 2,518 shares were forfeited, for a net value of $6,116.

•	68,660 units of limited partnership, valued at $2,720, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company sold one community with a mortgage note payable of $18,755 that was assumed by the buyer as part of the total sales price.

•	The Company assumed fixed rate debt of $8,155 in connection with the acquisition of a community and $13,322 in connection with the acquisition of two improved land parcels.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $459 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	Common and preferred dividends declared but not paid totaled $52,663.

     During the nine months ended September 30, 2003:

•	103,255 shares of common stock were issued in connection with stock grants, 33,047 shares were withheld to satisfy employees’ tax withholding and other liabilities and 12,102 shares were forfeited, for a net value of $10,030.

•	The Company sold one community with a mortgage note payable of $27,305 that was assumed by the buyer as part of the total sales price.

•	183,031 units of limited partnership, valued at $7,266, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a reduction to other liabilities and a corresponding gain to other comprehensive income of $2,735 to adjust the Company’s Hedged Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $51,662.

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

At September 30, 2004, the Company owned or held a direct or indirect ownership interest in 135 operating apartment communities containing 39,349 apartment homes in ten states and the District of Columbia, of which two communities containing 890 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 13 communities under construction that are expected to contain an aggregate of 3,652 apartment homes when completed. The Company also owned a direct or indirect ownership interest in rights to develop an additional 44 communities that, if developed in the manner expected, will contain an estimated 11,515 apartment homes.

During the three months ended September 30, 2004:

•	The Company acquired two communities, Briarcliffe Lakeside Apartments, located in the Chicago, Illinois area and Essex Place, located in the greater Boston, Massachusetts area. Briarcliffe Lakeside is a 204 apartment home community and was acquired for an acquisition price of $14,200, which includes the assumption of $8,155 of fixed rate mortgage debt. Essex Place is a 286 apartment home community and was acquired for an acquisition price of $23,301. Essex Place was acquired upon exercise by the Company of a pre-existing purchase option entered into by the Company in 1998 at the same time as the acquisition, from the same seller, of an adjacent land parcel on which a community was subsequently developed and is still owned by the Company.

•	The Company sold one community, Avalon at Fox Mill, located in the Washington, DC metropolitan area. This community, which contained 165 apartment homes, was sold for a sales price of $38,500. The sale of this community resulted in a gain calculated in accordance with generally accepted accounting principles (“GAAP”) of $21,624.

•	The Company sold one parcel of land located in Washington, DC, as well as certain transferable development rights acquired with an adjacent parcel of land on which a current operating community was developed, for a gross sales price of $9,927. The sale of the land parcel and transferable development rights resulted in an aggregate gain in accordance with GAAP of $1,138.

•	The Company commenced the redevelopment of Avalon Towers, a 109 apartment home community acquired by the Company in 1995, located in the Long Island, New York area. This community, if redeveloped as expected, will be completed for a total capitalized cost of $21,500, of which $17,300 was incurred prior to redevelopment.

•	The Company completed one development community, Avalon at Grosvenor Station, located in the Washington, DC metropolitan area. This community contains 497 apartment homes and was completed for a total capitalized cost of $79,000.

The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to Development Rights in the amounts of $1,388 and $1,109 for the nine months ended September 30, 2004 and 2003, respectively.

The Company currently owns two parcels of land improved with office buildings occupied by unrelated third-parties in connection with two Development Rights. The Company intends to manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. As provided under the guidance of SFAS No. 67, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.

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

In connection with the acquisition of an operating community, the Company performs a valuation and allocation to each asset and liability acquired in such transaction, based on their estimated fair values at the date of acquisition in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, such in-place leases, is included in prepaid expenses and other assets and amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flows of acquired leases with leased rents above or below current market rents.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $22,424 at September 30, 2004 and $19,266 at December 31, 2003.

Cash, Cash Equivalents and Cash in Escrow

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.

Interest Rate Contracts

The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of September 30, 2004, the Company had approximately $206,000 in variable rate debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities.”

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

	For the three months ended		For the nine months ended
	9-30-04	9-30-03	9-30-04	9-30-03
Basic and diluted shares outstanding
Weighted average common shares - basic	71,784,059	68,779,429	71,372,239	67,880,019
Weighted average DownREIT units outstanding	570,076	899,870	586,532	947,790
Effect of dilutive securities	1,229,589	852,621	1,115,337	696,419

Weighted average common shares - diluted	73,583,724	70,531,920	73,074,108	69,524,228

Calculation of Earnings per Share - basic
Net income available to common stockholders	$43,191	$55,212	$99,151	$162,673

Weighted average common shares - basic	71,784,059	68,779,429	71,372,239	67,880,019

Earnings per common share - basic	$0.60	$0.80	$1.39	$2.40

Calculation of Earnings per Share - diluted
Net income available to common stockholders	$43,191	$55,212	$99,151	$162,673
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	882	285	2,121	1,047

Adjusted net income available to common stockholders	$44,073	$55,497	$101,272	$163,720

Weighted average common shares - diluted	73,583,724	70,531,920	73,074,108	69,524,228

Earnings per common share - diluted	$0.60	$0.79	$1.39	$2.35

Certain employee options to purchase shares of common stock of 6,000 were outstanding during both the three and nine months ended September 30, 2004 and 688,834 and 1,384,115 were outstanding during the three and nine months ended September 30, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the three and nine months ended September 30, 2004 and 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period based on the fair market value as determined on the date of grant:

		For the three months ended		For the nine months ended
		9-30-04	9-30-03	9-30-04	9-30-03

Net income available to common stockholders, as reported		$43,191	$55,212	$99,151	$162,673
Add:	Actual compensation expense recorded under fair value based method, net of related tax effects	223	72	627	172
Deduct:	Total compensation expense determined under fair value based method, net of related tax effects	(433)	(550)	(1,384)	(1,785)

	Pro forma net income available to common stockholders	$42,981	$54,734	$98,394	$161,060

	Earnings per share:
	Basic - as reported	$0.60	$0.80	$1.39	$2.40

	Basic - pro forma	$0.60	$0.80	$1.38	$2.37

	Diluted - as reported	$0.60	$0.79	$1.39	$2.35

	Diluted - pro forma	$0.60	$0.78	$1.38	$2.33

Variable Interest Entities under FIN 46

The Company has adopted FIN 46, resulting in the consolidation of one entity from which the Company holds a participating mortgage loan. This mortgage loan is with Arbor Commons Associates Limited Partnership (“Arbor Commons Associates”), which owns Avalon Arbor, a 302 apartment home community in Shrewsbury, Massachusetts. The mortgage loan accrues interest at a fixed rate of 10.2% per annum, payable at 9.0% per annum, matures in November 2005 and is secured by the interest in Avalon Arbor. Under the terms of the loan, the Company receives (as contingent interest) 50% of the cash flow after the 10.2% accrual rate is paid and 50% of the residual profits upon the sale of the community. As of December 31, 2003, the Company reported a note receivable of $21,483 and accrued interest on the note of $5,834. Related interest income for the three and nine months ended September 30, 2003 was $823 and $2,429, respectively. The consolidation of this entity effective January 1, 2004 resulted in an increase to net real estate assets of approximately $33,000 and the elimination of the previously recorded mortgage note and accrued interest of approximately $27,300. In addition, the Company recognized a cumulative effect of change in accounting principle during the nine months ended September 30, 2004 in the amount of $4,547, which increased earnings per common share - diluted by $0.06. The Company does not hold an equity interest in this entity, and therefore 100% of the entity’s net income or loss is recognized by the Company as minority interest in consolidated partnerships on the Condensed Consolidated Statements of Operations and Other Comprehensive Income. The note receivable, related accrued interest and interest income as of and for the nine months ended September 30, 2004 have been eliminated in consolidation. During the nine months ended September 30, 2004, Arbor Commons Associates has been unable to make its full mortgage note payment on several occasions, resulting in a default on the mortgage loan. The Company negotiated to receive payment in full of the note in October 2004 prior to its scheduled maturity (see Note 10, “Subsequent Events”). Therefore, the Company believes that the assets related to Arbor Commons Associates as reflected on the Condensed Consolidated Balance Sheets were fully realizable as of September 30, 2004.

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

2. Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $5,257 and $6,360 for the three months ended September 30, 2004 and 2003, respectively, and $15,335 and $18,871 for the nine months ended September 30, 2004 and 2003, respectively.

3. Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of September 30, 2004 and December 31, 2003 are summarized as follows:

	9-30-04	12-31-03
Fixed rate unsecured notes (1)	$1,859,442	$1,835,284
Fixed rate mortgage notes payable - conventional and tax-exempt	257,894	334,028
Variable rate mortgage notes payable - conventional and tax-exempt (2)	181,172	80,879

Total notes payable and unsecured notes	2,298,508	2,250,191
Variable rate secured short-term debt	36,199	36,526
Variable rate unsecured credit facility	200,000	51,100

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,534,707	$2,337,817

(1)	Balances at September 30, 2004 and December 31, 2003 include $558 of debt discount and $284 of debt premium, respectively, received at issuance of unsecured notes.
(2)	Balance at December 31, 2003 includes $29,155 related to real estate assets held for sale.

The following debt activity occurred during the nine months ended September 30, 2004:

•	The Company repaid $125,000 in previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity, and no prepayment fees were incurred. In addition, the Company issued $150,000 in unsecured notes under its existing shelf registration statement at an annual interest rate of 5.375%. Interest on these notes is payable semi-annually on April 15 and October 15, and they mature in April 2014;

•	The Company repaid $24,251 in fixed rate mortgage debt secured by two current communities, along with any unpaid interest, repaid $10,400 in variable rate, tax-exempt debt related to the sale of a community and transferred $18,755 in variable rate, tax-exempt debt related to the sale of a community to the purchaser;

•	The Company issued $42,800 in variable rate, conventional debt on two communities, including interest rate protection agreements that serve to effectively limit the level to which interest rates can rise. This debt has a weighted average variable interest rate of 3.2% as of September 30, 2004, and the Hedged Derivatives serve to effectively limit the level to which interest rates can rise on this debt to 10.0%;

•	The Company obtained a $50,000 secured construction loan for the construction of a development community that will be owned and operated in a joint venture entity upon completion (See Note 6, “Investments in Unconsolidated Real Estate Entities”). Outstanding draws will bear interest at a variable rate and will come due in March 2008, assuming the exercise of two one-year extension options;

•	The Company issued $16,765 in fixed rate, conventional mortgage debt on one community;

•	The Company assumed $8,155 in fixed rate, conventional mortgage debt in conjunction with the acquisition of a community;

•	The Company assumed $13,322 in fixed rate debt in connection with the acquisition of two parcels of improved land related to two Development Rights;

•	The Company replaced the credit enhancements, including interest rate swaps, on approximately $87,000 of its variable rate, tax-exempt debt when such credit enhancements expired. The Company put in place interest rate protection agreements that serve to effectively limit the level to which interest rates can rise to a range of 6.7% to 9.0%. This $87,000 of variable rate, tax-exempt debt floats at an average coupon interest rate of 2.0% as of September 30, 2004; and

•	The Company renegotiated the terms of a fixed rate, tax-exempt bond on one community in the amount of $9,780 to decrease the annual interest rate from 7.0% to 4.9%.

In the aggregate, mortgage notes payable mature at various dates from April 2005 through April 2043 and are secured by certain apartment communities. As of September 30, 2004, the Company has guaranteed approximately $112,000 of mortgage notes payable held by subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.7% at both September 30, 2004 and December 31, 2003. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed below), including the effect of certain financing related fees, was 3.0% at September 30, 2004 and 3.5% at December 31, 2003.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at September 30, 2004 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes
2004	$1,943	$—	$—	—
2005	6,291	36,087	100,000	6.625%
			50,000	6.500%
2006	6,720	—	150,000	6.800%
2007	7,176	—	110,000	6.875%
			150,000	5.000%
2008	7,469	12,044	50,000	6.625%
			150,000	8.250%
2009	6,874	36,160	150,000	7.500%
2010	5,999	29,388	200,000	7.500%
2011	6,360	7,204	300,000	6.625%
			50,000	6.625%
2012	5,948	12,095	250,000	6.125%
2013	6,140	—	—	—
Thereafter	151,186	130,181	150,000	5.375%

	$212,106	$263,159	$1,860,000

The Company has a $500,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks. The Company had $200,000 outstanding under the facility and $25,139 in letters of credit on September 30, 2004 and $51,100 outstanding and $19,901 in letters of credit on December 31, 2003. Under the terms of the credit facility, if the Company elects to increase the facility by up to an additional $150,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.55% per annum (2.39% on September 30, 2004). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of the Company’s long-term unsecured debt. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $250,000. The competitive bid option may result in lower pricing if market conditions allow. The Company has $150,000 outstanding under this competitive bid option as of September 30, 2004 priced at LIBOR plus 0.29%, or 2.0%. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The credit facility matures in May 2008, assuming exercise of a one-year renewal option by the Company.

4. Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the nine months ended September 30, 2004:

					Dividends less	Accumulated
			Additional		than (in excess	other
	Preferred	Common	paid-in	Deferred	of) accumulated	comprehensive	Stockholders’
	stock	stock	capital	compensation	earnings	loss	equity
Balance at December 31, 2003	$40	$709	$2,322,581	$(5,808)	$2,024	$(8,212)	$2,311,334
Net income	—	—	—	—	105,676	—	105,676
Unrealized gain on cash flow hedges	—	—	—	—	—	459	459
Dividends declared to common and preferred stockholders	—	—	—	—	(157,356)	—	(157,356)
Issuance of common stock, net of withholdings	—	13	47,252	(5,702)	(655)	—	40,908
Issuance of stock options	—	—	2,047	(2,047)	—	—	—
Amortization of deferred compensation	—	—	—	3,665	—	—	3,665

Balance at September 30, 2004	$40	$722	$2,371,880	$(9,892)	$(50,311)	$(7,753)	$2,304,686

During the nine months ended September 30, 2004, the Company (i) issued 1,031,638 shares of common stock in connection with stock options exercised, (ii) issued 68,660 shares of common stock in exchange for the redemption of an equal number of DownREIT limited partnership units, (iii) issued 1,064 shares through the Company’s dividend reinvestment plan, (iv) issued 147,517 common shares in connection with stock grants to employees of which 80% are restricted, (v) had forfeitures of 2,518 shares of restricted stock grants to employees and (vi) withheld 58,884 shares to satisfy employees’ tax withholding and other liabilities.

Dividends per common share for both the nine months ended September 30, 2004 and 2003 were $2.10 per share. In the nine months ended September 30, 2004, average dividends for all non-redeemed preferred shares during the period were $1.63 per share, and no preferred shares were redeemed. In the nine months ended September 30, 2003, average dividends for preferred shares redeemed during the period were $0.31 per share and average dividends for all non-redeemed preferred shares were $1.63 per share.

5. Derivative Instruments and Hedging Activities

The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of September 30, 2004, the Hedged Derivatives fix approximately $69,000 of the Company’s tax-exempt debt at a weighted average interest rate of 6.3% through interest rate swaps. In addition, as of September 30, 2004, the Company has Hedged Derivatives on $137,000 of its variable rate debt, which floats at a weighted average coupon interest rate of 2.4% and has been capped at a weighted average interest rate of 8.2% through interest rate caps. These Hedged Derivatives have maturity dates ranging from 2007 to 2010. In addition, one of the Company’s unconsolidated real estate investments (see Note 6, “Investments in Unconsolidated Real Estate Entities”) has $22,500 in variable rate debt outstanding as of September 30, 2004, which is subject to an interest rate swap. This debt is not recourse to or guaranteed by the Company. The Hedged Derivatives are accounted for in accordance with SFAS No. 133, which as amended, was adopted by the Company on January 1, 2001. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording all changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. To adjust the Hedged Derivatives to their fair value, the Company recorded unrealized gains to other comprehensive income of $459 and $2,735 during the nine months ended September 30, 2004 and 2003, respectively. The estimated amount, included in accumulated other comprehensive income as of September 30, 2004, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period is not material.

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

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. The credit risk is the risk of a counterparty not performing under the terms of the Hedged Derivatives. The counterparties to these Hedged Derivatives are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. The Company monitors the credit ratings of counterparties and the amount of the Company’s debt subject to Hedged Derivatives with any one party. Therefore, the Company believes the likelihood of realizing material losses from counterparty non-performance is remote. Market risk is the adverse effect of the value of financial instruments that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken. These risks are managed by the Company’s Chief Financial Officer and Senior Vice President - Finance.

6. Investments in Unconsolidated Real Estate Entities

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 in accordance with SOP 78-9 and APB Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. At September 30, 2004 and December 31, 2003, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:

•	a 49% general partnership interest in a partnership that owns the Avalon Run community;

•	a 50% limited liability company membership interest in a limited liability company that owns the Avalon Grove community; and

•	a 25% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in a limited liability company that owns the Avalon Bedford community.

In addition, during the nine months ended September 30, 2004, the Company entered into the following joint venture agreements:

•	Avalon Chrystie Place - In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place I. In connection with the general contractor services that the Company provides to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, the Company has provided a construction completion guarantee to the lender of the joint venture entity’s $58,500 construction loan in order to fulfill their standard financing requirements related to the construction financing. The obligation of the Company under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied, which the Company expects to occur in the beginning of 2006. The Company holds a 20% equity interest in this joint venture entity (with a right to 50% of distributions after achievement of a threshold return), with the remaining 80% equity interest held by the third-party. The Company accounts for this investment under the equity method of accounting.

•	Avalon Del Rey - In March 2004, the Company entered into an agreement with an unrelated third-party which provides that, after the Company completes construction of Avalon Del Rey, the community will be owned and operated by a joint venture between the Company and the third-party. Upon construction completion, the third-party venture partner will invest $49,000 and will be granted a 70% ownership interest in the venture, with the Company retaining a 30% equity interest. In August 2004, the Company obtained a $50,000 secured construction loan for the construction of Avalon Del Rey. The Company will consolidate this entity until the third-party venture partner contributes its investment to the venture at construction completion.

•	Avalon at Juanita Village - In April 2004, the Company entered into an agreement to develop Avalon at Juanita Village through a wholly-owned taxable REIT subsidiary and, upon construction completion, contribute the community to a joint venture. Upon contribution of the community to the joint venture, the Company expects to be reimbursed for all costs incurred to develop the community. The third-party joint venture partner will receive a 100% equity interest in the joint venture and will manage the joint venture. The Company will receive a residual profits interest and will be engaged to manage the community for a property management fee. The Company will consolidate this community until it is contributed into the joint venture at construction completion.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	(Unaudited)
	9-30-04	12-31-03
Assets:
Real estate, net	$180,917	$119,339
Other assets	43,839	2,605

Total assets	$224,756	$121,944

Liabilities and partners’ equity:
Mortgage notes payable	$81,000	$22,500
Other liabilities	17,108	2,158
Partners’ equity	126,648	97,286

Total liabilities and partners’ equity	$224,756	$121,944

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)
	9-30-04	9-30-03	9-30-04	9-30-03
Rental income	$5,362	$5,291	$15,812	$15,692
Operating and other expenses	(2,086)	(2,099)	(6,189)	(5,928)
Interest expense, net	(447)	(442)	(1,340)	(1,247)
Depreciation expense	(1,006)	(993)	(3,008)	(2,993)

Net income	$1,823	$1,757	$5,275	$5,524

The Company also holds a 25% limited liability company membership interest in the limited liability company that owns Avalon on the Sound. The Company, which originally owned 100% of the limited liability company, sold a 75% controlling interest in the limited liability company to a third-party in 2000. As part of the sale, the Company retained an option to repurchase the 75% interest. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” the sale of the 75% interest is not recognized due to the existence of the repurchase option, and therefore the Company accounts for Avalon on the Sound as a profit-sharing arrangement. As a result, the revenues and expenses, and assets and liabilities of Avalon on the Sound are included in the Company’s Condensed Consolidated Financial Statements, with the 75% interest presented as part of accrued expenses and other liabilities on the Company’s Condensed Consolidated Balance Sheets. The income allocated to the controlling partner is shown as venture partner interest in profit-sharing on the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income. The Company believes it is unlikely that the repurchase option, which expires in December 2004, will be exercised. If the Company does not purchase the community under the repurchase option before its expiration, the sale of the 75% interest will be recognized and the Company will no longer account for Avalon on the Sound as a profit-sharing arrangement.

7. Discontinued Operations - Real Estate Assets Sold or Held for Sale

During the nine months ended September 30, 2004, the Company sold three communities, one located in Seattle, Washington, one located in Orange County, California and one located in the Washington, DC metropolitan area. These three communities, which contained a total of 762 apartment homes, were sold for an aggregate sales price of $99,600, resulting in the transfer of debt of $18,755, net proceeds of $79,265 and a gain calculated in accordance with GAAP of $33,999. During the nine months ended September 30, 2003, the Company sold eight communities, five comprising the entire Minneapolis, Minnesota portfolio, and three single asset sales, one in Los Angeles, California, one in Huntington Beach, California and one in Orange County, California. These eight communities, which contained a total of 2,363 apartment homes, were sold for an aggregate sales price of $265,625, resulting in net proceeds of $235,799 and a gain calculated in accordance with GAAP of $82,158.

As of September 30, 2004, the Company did not have any communities that qualified as held for sale under the provisions of SFAS No. 144. However, as required under SFAS No. 144, the operations for any communities sold from January 1, 2003 through September 30, 2004 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements.

Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation. The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)
	9-30-04	9-30-03	9-30-04	9-30-03
Rental income	$688	$6,220	$4,418	$28,643
Operating and other expenses	(237)	(2,409)	(1,870)	(11,548)
Interest expense, net	—	(384)	(214)	(1,553)
Minority interest expense	—	—	—	(389)
Depreciation expense	—	(671)	(435)	(3,551)

Income from discontinued operations	$451	$2,756	$1,899	$11,602

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $0 and $1,239, other liabilities of $0 and $954 and mortgage notes payable of $0 and $29,155 as of September 30, 2004 and December 31, 2003, respectively, relating to real estate assets sold.

During the nine months ended September 30, 2004, the Company sold one parcel of land, as well as certain transferable development rights acquired with an adjacent parcel of land on which a current operating community was developed, for a gross sales price of $9,927. The sale of the land parcel and transferable development rights resulted in an aggregate gain in accordance with GAAP of $1,138 and net proceeds of $9,648.

8. Segment Reporting

The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities. Annually as of January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification, unless disposition plans regarding a community change, throughout the year for the purpose of reporting segment operations.

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2004, the Established Communities are communities that had stabilized occupancy and operating expenses as of January 1, 2003, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. The number of Established Communities was adjusted during the three months ended September 30, 2004 to reflect changes in the Company’s disposition program. All amounts for Established Communities have been adjusted from amounts previously reported to reflect this new classification.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2004.

In addition, the Company owns land held for future development and has other corporate assets that are not allocated to an operating segment.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use Net Operating Income (“NOI”) as the primary financial measure for Established and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, venture partner interest in profit-sharing, depreciation expense, cumulative effect of change in accounting principle, gain on sale of real estate assets and income from discontinued operations. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

A reconciliation of NOI to net income for the three and nine months ended September 30, 2004 and 2003 is as follows:

	For the three months ended		For the nine months ended
	9-30-04	9-30-03	9-30-04	9-30-03
Net income	$45,366	$57,387	$105,676	$171,242
Corporate-level property management and other indirect operating expenses	8,076	7,577	25,480	22,630
Interest income	(42)	(852)	(99)	(2,634)
Interest expense	33,240	33,272	98,006	101,313
General and administrative expense	3,729	3,382	11,771	10,636
Equity in income of unconsolidated entities	(301)	(23,988)	(764)	(25,192)
Minority interest in consolidated partnerships	559	302	833	754
Venture partner interest in profit-sharing	252	420	930	1,268
Depreciation expense	42,451	37,325	121,886	110,906
Cumulative effect of change in accounting principle	—	—	(4,547)	—
Gain on sale of real estate assets	(22,762)	(13,575)	(35,137)	(82,158)
Income from discontinued operations	(451)	(2,756)	(1,899)	(11,602)

Net operating income	$110,117	$98,494	$322,136	$297,163

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

	For the three months ended				For the nine months ended
	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)	revenue	NOI	from prior year	real estate (1)
For the periods ended September 30, 2004
Established
Northeast	$38,003	$24,683	0.8%	$932,252	$112,722	$74,458	(1.7%)	$932,252
Mid-Atlantic	13,531	9,505	2.4%	287,289	40,323	28,335	2.8%	287,289
Midwest	2,735	1,579	13.9%	90,862	8,077	4,699	8.5%	90,862
Pacific Northwest	8,043	4,990	4.2%	347,299	23,819	14,891	1.9%	347,299
Northern California	34,178	23,403	(2.6%)	1,376,437	102,519	71,188	(6.4%)	1,376,437
Southern California	14,126	9,804	2.3%	400,956	41,847	29,454	1.4%	400,956

Total Established	110,616	73,964	0.6%	3,435,095	329,307	223,025	(1.9%)	3,435,095

Other Stabilized	31,827	20,857	n/a	1,125,239	91,921	60,189	n/a	1,125,239
Development / Redevelopment	25,031	15,197	n/a	1,014,959	65,400	38,509	n/a	1,014,959
Land Held for Future Development	n/a	n/a	n/a	117,960	n/a	n/a	n/a	117,960
Non-allocated (2)	99	99	n/a	21,008	413	413	n/a	21,008

Total	$167,573	$110,117	11.8%	$5,714,261	$487,041	$322,136	8.4%	$5,714,261

For the periods ended September 30, 2003
Established
Northeast	$38,000	$24,361	(8.6%)	$884,519	$114,389	$75,494	(9.5%)	$884,519
Mid-Atlantic	16,839	11,732	(2.7%)	368,857	49,905	34,960	(5.4%)	368,857
Midwest	4,048	2,028	(22.4%)	140,553	12,159	6,372	(19.1%)	140,553
Pacific Northwest	6,899	4,125	(7.9%)	297,401	20,556	12,623	(12.7%)	297,401
Northern California	34,413	23,724	(9.0%)	1,342,514	105,530	75,104	(11.6%)	1,342,514
Southern California	10,831	7,402	(1.4%)	304,355	32,315	22,435	(0.9%)	304,355

Total Established	111,030	73,372	(7.6%)	3,338,199	334,854	226,988	(9.3%)	3,338,199

Other Stabilized	19,591	13,659	n/a	713,593	57,849	39,068	n/a	713,593
Development / Redevelopment	20,382	11,284	n/a	1,092,790	53,981	30,471	n/a	1,092,790
Land Held for Future Development	n/a	n/a	n/a	116,556	n/a	n/a	n/a	116,556
Non-allocated (2)	179	179	n/a	20,228	636	636	n/a	20,228

Total	$151,182	$98,494	0.9%	$5,281,366	$447,320	$297,163	(1.4%)	$5,281,366

(1)	Does not include gross real estate assets held for sale of $168,735 as of September 30, 2003.

(2)	Revenue and NOI amounts represent third-party management, accounting and developer fees which are not allocated to a reportable segment.

Segment information for the periods ending September 30, 2004 and 2003 has been adjusted for the communities that were sold from January 1, 2003 through September 30, 2004 as described in Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale.”

9. Related Party Arrangements

Unconsolidated Entities

The Company manages several unconsolidated real estate joint venture entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $182 and $533 in the three and nine months ended September 30, 2004, respectively, and $217 and $682 in the three and nine months ended September 30, 2003, respectively.

Director Compensation

The Company’s 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. In accordance with the Company’s 1994 Plan, as then in effect, on the fifth business day following the Company’s May 2003 Annual Meeting of Stockholders, each of the Company’s non-employee directors automatically received options to purchase 7,000 shares of common stock at the last reported sale price of the common stock on the NYSE on such date, and a restricted stock grant (or, in lieu thereof, a deferred stock award) of 2,500 shares of common stock. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which, in lieu of the stock and option awards described above, each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the NYSE on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5. The Company recorded compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $251 and $719 in the three and nine months ended September 30, 2004, respectively, and $228 and $595 in the three and nine months ended September 30, 2003, respectively. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $826 and $722 on September 30, 2004 and December 31, 2003, respectively.

10. Subsequent Events

In October 2004, the Company received payment in full of the outstanding mortgage loan due from Arbor Commons Associates. The mortgage loan was repaid prior to its scheduled maturity, and therefore the total proceeds of $33,994 included an early prepayment premium of approximately $1,240 (net of related legal costs) along with the unpaid principal balance and accrued interest.

Subsequent to September 30, 2004, three communities previously held for operating purposes were classified as held for sale under SFAS No. 144. These communities have an aggregate net real estate carrying value of $51,813 and aggregate outstanding debt of $9,580 as of September 30, 2004. The Company is actively pursuing the disposition of these communities and expects to close by the end of 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a real estate investment trust, or REIT, incorporated in the state of Maryland and focused on the ownership and operation of apartment communities in high barrier-to-entry markets of the United States. As of October 29, 2004, we had 134 current operating communities, which are the primary contributors to our overall operating performance. The net operating income of these communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels, and our ability to control operating costs. Our overall financial performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired apartment communities. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in high barrier-to-entry markets; operating apartments; and selling communities when they no longer meet our long-term investment strategy and when pricing is attractive.

This Form 10-Q, including the following discussion and analysis of our financial condition and results of operations, contains forward-looking statements that predict or indicate future events or trends and that do not report historical matters. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors set forth on page 47 of this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and notes included elsewhere in this report, as well as our Annual Report filed on Form 10-K for the year ended December 31, 2003.

Business Description and Community Information Overview

We believe that apartment communities present an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base should help reduce demand volatility over a real estate cycle. We intend to continue to pursue real estate investments in markets where constraints to new supply exist, and where new household formations are expected to out-pace multifamily permit activity over the course of the real estate cycle. Barriers-to-entry in our markets generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply. We regularly evaluate and monitor the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. Our strategy is to more deeply penetrate these markets with a broad range of products and services that focus on our customer. A substantial majority of our current communities are upscale, which generally command among the highest rents in their markets. We also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services. We believe that, over an entire business cycle, lower housing affordability and the limited new supply of apartment homes in our markets will result in a higher propensity to rent and larger increases in cash flows relative to other markets.

However, we believe we are at the end of a period of a business cycle where rents reset to lower levels, which resulted in a decline in cash flows in recent years. A number of our markets experienced economic contraction due to job losses in 2002 and 2003, particularly in the technology, telecom and financial services sectors. This resulted in a prolonged period of weak apartment market fundamentals as reflected in declining rental rates and demand. However, the rate of decline has diminished, and 2004 has been a year of transition where apartment fundamentals are becoming balanced in our markets, creating a platform for future growth. In 2004, the economy has shown signs of recovery as evidenced by modest job growth and declining unemployment claims. Continued improvement in the economic environment has resulted in the beginning of stabilization of apartment market fundamentals, and an improved demand and supply balance is expected as we begin to look forward to 2005. We have been experiencing the initial signs of improving apartment market fundamentals, as reflected in certain operating results and metrics during the three months ended September 30, 2004: (i) our Established Community portfolio achieved both sequential and year-over-year revenue growth, the first year-over-year increase that we have experienced since 2001; (ii) economic occupancy has stabilized and remained above 95% in each of our markets; (iii) availability of apartment homes continued to decrease; and (iv) concessions per move-in declined sequentially. The improvements in these key metrics are important leading indicators that suggest pricing power is emerging. We expect these trends to continue throughout the remainder of 2004; however, due to the year-over-year declines experienced at the beginning of 2004, we anticipate that rental revenue for our Established Communities will decline modestly or remain flat for the full year 2004 as compared to 2003.

In response to transitioning apartment fundamentals, we are adjusting our business activity to position for the next expansionary cycle. We are continuing our disposition activity, although at a reduced level as compared to 2003, and we have increased our development and acquisition volume in anticipation of stronger apartment demand. However, the level of development and acquisition volume, or disposition activity, will be heavily influenced by capital and real estate market conditions, as well as apartment community demand.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category as of January 1st of each year and maintain that classification throughout the year, unless disposition plans regarding a community change. For the year 2004, the Established Communities are communities that had stabilized occupancy and operating expenses as of January 1, 2003 and are not conducting or planning to conduct substantial redevelopment activities, as described below, and are not held for sale or planned for disposition within the current year. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. During the three months ended September 30, 2004, we changed the classification for certain communities to reflect changes in our disposition program for the remainder of 2004. All amounts for Established Communities have been adjusted from amounts previously reported to reflect this new classification.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5,000,000 or 10% of the community’s acquisition cost. Throughout this report, the term “redevelopment” is used to refer to the entire redevelopment cycle, including planning and procurement of architectural and engineering

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

On September 30, 2004, we owned or had an ownership interest in these categories as follows:

	Number of	Number of
	communities	apartment homes
Current Communities
Established Communities:
Northeast	29	7,350
Mid-Atlantic	13	3,537
Midwest	3	887
Pacific Northwest	11	2,738
Northern California	29	8,745
Southern California	11	3,870

Total Established	96	27,127

Other Stabilized Communities:
Northeast	19	5,774
Mid-Atlantic	7	3,015
Midwest	2	613
Pacific Northwest	—	—
Northern California	4	823
Southern California	4	904

Total Other Stabilized	36	11,129

Lease-Up Communities	1	203
Redevelopment Communities	2	890

Total Current Communities	135	39,349

Development Communities	13	3,652

Development Rights	44	11,515

In October 2004, we received payment in full for our interest in a senior participating mortgage loan secured by a current community. As of October 29, 2004 our 134 current communities consisted of 39,047 apartment homes. Of those communities, we owned:

•	a fee simple, or absolute, ownership interest in 110 operating communities, four of which are on land subject to land leases expiring in January 2062, April 2095, May 2099 and March 2142;

•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest in six partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 17 communities; and

•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community, two of which are on land subject to land leases with one lease expiring in July 2029 and one lease expiring in November 2089.

We also hold a fee simple ownership interest in twelve of the Development Communities, two of which will be subject to joint venture ownership structures upon construction completion, in addition to a membership interest in a limited liability company that owns one Development Community subject to a land lease which expires in December 2026.

In each of our six partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present each unit of limited partnership interest for redemption for cash equal to the fair market value of a share of our common stock on the date of redemption. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of October 29, 2004, there were 535,322 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

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

Recent Developments

Development Activities. During the three months ended September 30, 2004, we completed the development of one community, Avalon at Grosvenor Station, located in the greater Washington, DC area. Avalon at Grosvenor Station is a garden-style community containing 497 apartment homes and was completed for a total capitalized cost of $79,000,000. In addition, we commenced redevelopment on Avalon Towers, located in the Long Island, New York area, during the three months ended September 30, 2004. This community, which we acquired in 1995, contains 109 apartment homes and, if redeveloped as expected, will be completed for a total capitalized cost of $21,500,000, of which $17,300,000 was incurred prior to redevelopment.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations. See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Acquisition Activities. During the three months ended September 30, 2004, we acquired two communities, Briarcliffe Lakeside Apartments, located in the Chicago, Illinois area and Essex Place, located in the greater Boston metropolitan area. Briarcliffe Lakeside is a garden-style community containing 204 apartment homes and was acquired for an acquisition price of $14,200,000, which includes the assumption of $8,155,000 of fixed rate mortgage debt. Essex Place is a garden-style community containing 286 apartment homes and was acquired for an acquisition price of $23,301,000. Essex Place was acquired upon exercise of a pre-existing purchase option that we entered into in 1998 at the same time as the acquisition, from the same seller, of an adjacent land parcel on which we subsequently developed and still own a community.

Disposition Activities. During the three months ended September 30, 2004, we sold one community, Avalon at Fox Mill, located in the greater Washington, DC metropolitan area. This community, which contained 165 apartment homes, was sold for a sales price of $38,500,000. In addition, we sold a land parcel in Washington, DC, as well as certain transferable development rights acquired with an adjacent parcel of land on which a current operating community was developed, for a gross sales price of $9,927,000.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different estimates or assumptions had been made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of accounting policies that we consider critical, in that they may require complex judgment in their application or require estimates about matters which are inherently uncertain, and are critical to an understanding of our financial condition and operating results. As a REIT that owns, operates and develops apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization, asset impairment evaluation and REIT status. A discussion of all of our accounting policies, including further discussion of the critical accounting policies described below, can be found in Note 1, “Organization and Significant Accounting Policies” of our Condensed Consolidated Financial Statements.

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

We generally capitalize only non-recurring expenditures. We capitalize improvements and upgrades only if the item: (i) exceeds $15,000; (ii) extends the useful life of the asset; and (iii) is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include: (i) carpet and appliance replacements; (ii) floor coverings; (iii) interior painting; and (iv) other redecorating costs. Because we expense carpet replacements, our expense levels and volatility are greatest in the third quarter of each year as this is when we experience our greatest amount of turnover. We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense replacements of personal property. For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $250 per apartment home in the nine months ended September 30, 2004 and $252 per apartment home in the nine months ended September 30, 2003. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities was $1,024 in the nine months ended September 30, 2004 and $959 in the nine months ended September 30, 2003. Historically, we have experienced a gradual increase in capitalized costs and expensed maintenance costs per apartment home as the average age of our communities has increased, and expensed maintenance costs have fluctuated with turnover. We expect these trends to continue.

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

We account for our investments in unconsolidated entities that are not variable interest entities in accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” If there is an event or change in circumstance that indicates a loss in the value of an investment, we record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if we could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment.

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

Results of Operations

Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to market conditions, net operating income derived from acquisitions and development completions, the loss of net operating income related to disposed communities and capital market, disposition and financing activity. A comparison of our operating results for the three and nine months ended September 30, 2004 and 2003 follows (dollars in thousands):

	For the three months ended				For the nine months ended
	9-30-04	9-30-03	$ Change	% Change	9-30-04	9-30-03	$ Change	% Change
Revenue:
Rental and other income	$167,416	$150,948	$16,468	10.9%	$486,578	$446,576	$40,002	9.0%
Management, development and other fees	157	234	(77)	(32.9%)	463	744	(281)	(37.8%)

Total revenue	167,573	151,182	16,391	10.8%	487,041	447,320	39,721	8.9%

Expenses:
Direct property operating expenses, excluding property taxes	41,494	38,436	3,058	8.0%	118,171	107,901	10,270	9.5%
Property taxes	15,962	14,252	1,710	12.0%	46,734	42,256	4,478	10.6%

Total community operating expenses	57,456	52,688	4,768	9.0%	164,905	150,157	14,748	9.8%

Net operating income	110,117	98,494	11,623	11.8%	322,136	297,163	24,973	8.4%
Corporate-level property management and other indirect operating expenses	8,076	7,577	499	6.6%	25,480	22,630	2,850	12.6%
Interest expense	33,240	33,272	(32)	(0.1%)	98,006	101,313	(3,307)	(3.3%)
Depreciation expense	42,451	37,325	5,126	13.7%	121,886	110,906	10,980	9.9%
General and administrative expense	3,729	3,382	347	10.3%	11,771	10,636	1,135	10.7%

Total other expenses	87,496	81,556	5,940	7.3%	257,143	245,485	11,658	4.7%

Equity in income of unconsolidated entities	301	23,988	(23,687)	(98.7%)	764	25,192	(24,428)	(97.0%)
Interest income	42	852	(810)	(95.1%)	99	2,634	(2,535)	(96.2%)
Venture partner interest in profit-sharing	(252)	(420)	168	(40.0%)	(930)	(1,268)	338	(26.7%)
Minority interest in consolidated partnerships	(559)	(302)	(257)	85.1%	(833)	(754)	(79)	10.5%

Income from continuing operations before cumulative effect of change in accounting principle	22,153	41,056	(18,903)	(46.0%)	64,093	77,482	(13,389)	(17.3%)
Discontinued operations:
Income from discontinued operations	451	2,756	(2,305)	(83.6%)	1,899	11,602	(9,703)	(83.6%)
Gain on sale of real estate assets	22,762	13,575	9,187	67.7%	35,137	82,158	(47,021)	(57.2%)

Total discontinued operations	23,213	16,331	6,882	42.1%	37,036	93,760	(56,724)	(60.5%)

Income before cumulative effect of change in accounting principle	45,366	57,387	(12,021)	(20.9%)	101,129	171,242	(70,113)	(40.9%)
Cumulative effect of change in accounting principle	—	—	—	—	4,547	—	4,547	100.0%

Net income	45,366	57,387	(12,021)	(20.9%)	105,676	171,242	(65,566)	(38.3%)
Dividends attributable to preferred stock	(2,175)	(2,175)	—	—	(6,525)	(8,569)	2,044	(23.9%)

Net income available to common stockholders	$43,191	$55,212	$(12,021)	(21.8%)	$99,151	$162,673	$(63,522)	(39.0%)

Net income available to common stockholders decreased $12,021,000, or 21.8%, to $43,191,000 for the three months ended September 30, 2004 and decreased by $63,522,000 or 39.0% to $99,151,000 for the nine months ended September 30, 2004 compared to the same periods in the preceding year. These decreases are primarily attributable to reduced disposition activity from the historically high levels experienced in 2003.

Net operating income (“NOI”) is defined by us as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, venture partner interest in profit-sharing, depreciation expense, gain on sale of real estate assets, cumulative effect of change in accounting principle and income from discontinued operations. We believe that NOI is an important and appropriate supplemental measure to net income of the operating performance of our communities because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. This is more reflective of the operating performance of a community, and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different overhead structures, with varying marginal impact to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for the three and nine months ending September 30, 2004 and 2003, along with a reconciliation to net income, is provided in the preceding table.

The NOI increases of $11,623,000 and $24,973,000 for the three and nine months ended September 30, 2004, respectively, as compared to the prior year periods consists of changes in the following categories:

	2004 NOI Increase (Decrease)
	For the three months ended 9-30-04	For the nine months ended 9-30-04
Established Communities	$430,000	$(4,360,000)
Other Stabilized Communities	3,956,000	14,264,000
Development and Redevelopment Communities	7,315,000	15,290,000
Non-allocated	(78,000)	(221,000)

Total	$11,623,000	$24,973,000

The NOI decrease in Established Communities during the nine months ended September 30, 2004 as compared to the same period of 2003 was largely due to the effects of the weakened economy in many of our markets during the first half of the year. The impact of historical job losses in many of our markets, in addition to strong single-family home sales, aggravated a weak demand environment, which caused market rental rates to decline. However, we have experienced modest job growth and declining unemployment claims in our markets in 2004, suggesting the beginning of an economic recovery. Strengthening apartment fundamentals, along with strong on-site execution, resulted in an increase in NOI from Established Communities during the three months ended September 30, 2004 as compared to the same period of 2003, the first increase in NOI that we have experienced in two and a half years. Although the recent job growth appears to be stabilizing apartment fundamentals, we still expect modest year-over-year declines in our Established Communities NOI for the full year 2004. We have reached 95% occupancy, a point at which we generally regain pricing power, and we are therefore beginning to test revenue growth through modest rental rate increases and/or reductions in concessions. This, combined with aggressively managing operating expenses, should allow us to mitigate declines in NOI during the remainder of 2004 and to position for growth in 2005.

Rental and other income increased in the three and nine months ended September 30, 2004 as compared to the prior year periods due to rental income generated from newly developed and acquired communities and increased occupancy, partially offset by declines in effective rental rates.

Overall Portfolio – The weighted average number of occupied apartment homes increased to 35,979 apartment homes for the nine months ended September 30, 2004 as compared to 32,794 apartment homes for the nine months ended September 30, 2003. This change is primarily the result of increased homes available from newly developed communities and an increase in the overall occupancy rate, partially offset by communities sold in 2003 and 2004. The weighted average monthly revenue per occupied apartment home decreased to $1,500 in the nine months ended September 30, 2004 as compared to $1,512 in the nine months ended September 30, 2003, primarily due to the high concessionary environment experienced in certain of our markets.

Established Communities – Rental revenue increased $510,000, or 0.5%, in the three months ended September 30, 2004 as compared to the same period of 2003. This increase is due to an increase in economic occupancy, partially offset by declining rental rates during 2004. However, rental revenue decreased $3,189,000, or 1.0%, in the nine months ended September 30, 2004 as compared to the same period of 2003, as the increase in economic occupancy was not large enough to offset the declining rental rates during that period. For the nine months ended September 30, 2004, the weighted average monthly revenue per occupied apartment home decreased 2.3% to $1,418 compared to $1,452 for the nine months ended September 30, 2003, partially due to increased concessions granted throughout 2003 and into 2004. The average economic occupancy increased from 93.8% in the nine months ended September 30, 2003 to 95.1% in the nine months ended September 30, 2004. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. We expect our Established Communities’ operating performance to remain at current levels for the remainder of 2004, which when combined with the operating results from the beginning of 2004, will result in rental income for Established Communities that is modestly down or flat for the full year 2004 as compared to 2003.

Although rental revenue from the Established Community portfolio as a whole decreased in the nine months ended September 30, 2004 as compared to the same period of 2003, we had increases in Established Communities’ rental revenue in four of our six regions. The largest increase was in the Mid-Atlantic with an increase in rental revenue of 2.6% between periods, reflecting an increase in both economic occupancy and average rental rates. In addition, in Southern California, we were able to increase average rental rates by 1.2%, while maintaining an economic occupancy in excess of 95%, resulting in an increase in rental revenue of 1.5% between periods. The Midwest and Pacific Northwest experienced increases in rental revenue of 2.1% and 0.9%, respectively, during the nine months ended September 30, 2004 as compared to the same period of 2003, reflecting increased economic occupancy partially offset by declining average rental rates.

However, our total rental revenue from Established Communities was impacted by the continued declines in average rental rates in certain Northern California and Northeast markets. Northern California, which accounted for approximately 31.1% of Established Community rental revenue during the nine months ended September 30, 2004, experienced a decline in rental revenue of 4.0% in the nine months ended September 30, 2004 as compared to the same period in 2003, partially related to the continued impact of historical job losses in the technology sector. Although economic occupancy in Northern California increased to 95.5% in the nine months ended September 30, 2004, average rental rates dropped 4.4% to $1,363 from $1,426 during 2003. We expect year-over-year rental revenue to decline slightly in Northern California for the remainder of the year as the region continues to stabilize.

The Northeast region accounted for approximately 34.2% of Established Community rental revenue during the nine months ended September 30, 2004 and experienced a year-over-year decline in rental revenue of 0.8%, primarily due to the continued impact of historical job losses in the financial services sector. Although economic occupancy increased to 94.4% during the nine months ended September 30, 2004, average rental rates dropped 2.5% to $1,803 from $1,850 in 2003. The Northeast region appears to be stabilizing, as reflected in year-over-year rental revenue growth in the three months ended September 30, 2004 as compared to the same period of 2003. However, we expect pressure on rental rates to continue in the Northeast region, resulting in year-over-year rental revenue declines for the remainder of 2004 as compared to 2003. We expect these year-over-year rental revenue declines to diminish as compared to those experienced in prior periods.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands).

	For the three months ended		For the nine months ended
	9-30-04	9-30-03	9-30-04	9-30-03
Rental revenue (GAAP basis)	$110,559	$110,049	$329,124	$332,313
Concessions amortized	4,289	3,345	12,093	8,912
Concessions granted	(5,252)	(4,634)	(13,020)	(10,357)

Rental revenue adjusted to state concessions on a cash basis	$109,596	$108,760	$328,197	$330,868

Year-over-year % change — GAAP revenue	0.5%	n/a	(1.0%)	n/a
Year-over-year % change — cash concession based revenue	0.8%	n/a	(0.8%)	n/a

Concessions granted per move-in for Established Communities averaged $912 during the three months ended September 30, 2004, an increase of 6.7% from $855 in the three months ended September 30, 2003. This increase was primarily a result of our efforts to increase occupancy during 2004 to offset the continued impact of the weakened demand/supply fundamentals in many of our markets from 2003. Concessions granted per move-in have begun to decrease in recent months and are expected to continue to decrease in the future as occupancy remains at stabilized levels and we regain pricing power. However, because we amortize concessions over the lease term, these historically high concessions will continue to impact our operating results in future periods.

Direct property operating expenses, excluding property taxes increased in the three and nine months ended September 30, 2004 due to the addition of recently developed and redeveloped apartment homes, coupled with increased expenses due to salary increases and leasing bonuses, as well as increased make-ready costs associated with increasing occupancy.

For Established Communities, direct property operating expenses, excluding property taxes, increased $228,000, or 0.9%, for the three months ended September 30, 2004 and $1,427,000, or 1.9%, for the nine months ended September 30, 2004 as compared to the same periods of 2003 due to increased salaries and leasing bonuses, as well as increased make-ready costs associated with increasing occupancy. We expect expense growth to continue to moderate in 2004 as we experience declines in the historical high levels of property insurance costs and bad debt expenses with changes in the insurance markets and the overall economy.

Property taxes increased in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 due to overall higher assessments and the addition of newly developed and redeveloped apartment homes, partially offset by property tax refunds.

For Established Communities, property taxes decreased by $125,000 and $221,000 in the three and nine months ended September 30, 2004, respectively, as compared to the same periods of 2003, due to successful tax appeals, partially offset by overall higher assessments throughout all regions. We expect property taxes to increase for the remainder of 2004 as local jurisdictions continue to look for additional revenue sources to offset budget deficits. We manage property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.

Corporate-level property management and other indirect operating expenses increased in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 as a result of construction litigation relating to a community that has completed development, litigation and settlement costs associated with Proposition 65 signage requirements at our California communities, increased compensation costs, and increased abandoned pursuit costs. Abandoned pursuit costs increased $279,000 from $1,109,000 in the nine months ended September 30, 2003 to $1,388,000 in the nine months ended September 30, 2004.

Abandoned pursuit costs can be volatile, and the increases reflected during the nine months ended September 30, 2004 compared to the same period of 2003 may not be experienced in future periods. We expect corporate-level property management and other indirect operating expenses to continue to increase during the year due to the costs associated with a potential discretionary investment management fund and increased legal costs relating to ongoing lawsuits.

Interest expense decreased in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 primarily due to the repayment of certain unsecured notes and overall lower interest rates on both short-term and long-term borrowings, partially offset by higher average outstanding balances on our unsecured credit facility.

Depreciation expense increased in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 primarily due to the completion of development and redevelopment activities, as well as the acquisition of new communities in 2004.

General and administrative expense (“G&A”) increased in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 as a result of higher compensation expense and additional corporate governance costs, including costs relating to compliance with Sarbanes-Oxley. We expect G&A to continue to reflect year-over-year increases in 2004 due to increased corporate governance (primarily Sarbanes-Oxley compliance) and compensation costs, partially offset by a decrease in our directors and officers (“D&O”) insurance resulting from our March 2004 renewal at a lower premium.

Equity in income of unconsolidated entities decreased in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 primarily due to absence of the gain received on a community sold in 2003 which was accounted for under the equity method in which we held a 50% interest.

Interest income decreased in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 due to lower average cash balances invested and lower interest rates. In addition, effective January 1, 2004, we consolidated an entity in which we held a participating mortgage note due to the implementation of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51,” as revised in December 2003. Therefore, interest income that we recognized during the three and nine months ended September 30, 2003 is not reflected during the three and nine months ended September 30, 2004 as such amounts were eliminated in consolidation. (See Note 1, “Organization and Significant Accounting Policies,” of the Condensed Consolidated Financial Statements.) On October 15, 2004, we received payment in full of the outstanding mortgage loan due from this entity. The mortgage loan was repaid prior to its scheduled maturity, and therefore the total proceeds of $33,994,000 included an early prepayment premium of approximately $1,240,000 (net of related legal costs) along with the unpaid principal balance and accrued interest.

Income from discontinued operations represents the net income generated by communities sold during the period from January 1, 2003 through September 30, 2004. The decreases in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 are due to the sale of eleven communities in 2003 and three communities in 2004.

Gain on sale of communities decreased in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 due to the reduced disposition activity in 2004 as compared to the prior year. The amount of gains realized depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area. We expect to sell fewer assets in 2004 as compared to 2003, which will result in less aggregate gains on assets sold.

Cumulative effect of change in accounting principle during the nine months ended September 30, 2004 is a result of the implementation of FIN 46, discussed above, and represents the difference between the net assets consolidated under FIN 46 and the previously recorded net assets.

Dividends attributable to preferred stock decreased during the nine months ended September 30, 2004 as compared to the same periods of 2003 primarily as a result of two preferred stock redemptions during the nine months ended September 30, 2003.

Funds from Operations attributable to common stockholders (“FFO”) is considered by management an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of previously depreciated property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Condensed Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report.

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® (“NAREIT”), we calculate FFO as net income or loss computed in accordance with GAAP, adjusted for:

•	gains or losses on sales of previously depreciated operating communities;

•	extraordinary gains or losses (as defined by GAAP);

•	cumulative effect of a change in accounting principle;

•	depreciation of real estate assets; and

•	adjustments for unconsolidated partnerships and joint ventures.

During the three months ended September 30, 2004, we changed our methodology for the calculation of FFO to include gains or losses on undepreciated property (i.e. land). The inclusion of these gains or losses is acceptable, but not required, under the definition of FFO adopted by NAREIT. The treatment of these gains and losses varies within the REIT industry; however, we believe that inclusion of these gains and losses allows for a better comparison of our reported FFO to FFO as reported by our peers in the apartment REIT industry.

FFO does not represent net income in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO. The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	9-30-04	9-30-03	9-30-04	9-30-03
Net income	$45,366	$57,387	$105,676	$171,242
Dividends attributable to preferred stock	(2,175)	(2,175)	(6,525)	(8,569)
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	41,152	14,237	118,704	89,306
Minority interest expense, including discontinued operations	882	285	2,121	1,047
Cumulative effect of change in accounting principle	—	—	(4,547)	—
Gain on sale of operating communities	(21,624)	(13,575)	(33,999)	(82,158)

Funds from operations attributable to common stockholders	$63,601	$56,159	$181,430	$170,868

Weighted average common shares outstanding - diluted	73,583,724	70,531,920	73,074,108	69,524,228

EPS per common share - diluted	$0.60	$0.79	$1.39	$2.35

FFO per common share - diluted	$0.86	$0.80	$2.48	$2.46

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

	For the three months ended		For the nine months ended
	9-30-04	9-30-03	9-30-04	9-30-03
Net cash provided by operating activities	$59,715	$34,859	$195,624	$164,540

Net cash used in investing activities	$(70,140)	$(20,903)	$(232,564)	$(40,785)

Net cash provided by (used in) financing activities	$41,501	$(28,635)	$63,352	$(129,900)

Liquidity and Capital Resources

An important source of liquidity is our cash flows from operations. Operating cash flows have historically been determined by: (i) the number of apartment homes currently owned, (ii) rental rates, (iii) occupancy levels and (iv) operating expenses with respect to apartment homes. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, particularly to changes in interest rates. Changes in the capital markets environment, such as changes in interest rates or the availability of cost-effective capital, affect our plans for development, redevelopment, acquisition and disposition activity.

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

Cash and cash equivalents totaled $33,577,000 at September 30, 2004, an increase of $26,412,000 from $7,165,000 on December 31, 2003. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities – Net cash provided by operating activities increased to $195,624,000 for the nine months ended September 30, 2004 from $164,540,000 for the nine months ended September 30, 2003, primarily due to additional NOI from recently acquired and developed communities, partially offset by the loss of NOI from the fourteen communities sold in 2003 and 2004, as discussed earlier in this report.

Investing Activities – Net cash used in investing activities of $232,564,000 in the nine months ended September 30, 2004 related to investments in assets through development, redevelopment and acquisition of apartment communities. During the nine months ended September 30, 2004, we invested $322,927,000 in the purchase and development of real estate and capital expenditures:

•	We began the development of five new communities. These communities, if developed as expected, will contain a total of 1,171 apartment homes, and the total capitalized cost, including land acquisition costs, is projected to be approximately $216,200,000. We completed the development of three communities containing a total of 1,012 apartment homes for a total capitalized cost, including land acquisition cost, of $175,000,000.

•	We began the redevelopment of one new community which we acquired in 1995. This community contains 109 apartment homes and, if redeveloped as expected, will be completed for a total capitalized cost of $21,500,000, of which $17,300,000 was incurred prior to redevelopment. We completed the redevelopment of one community containing 308 apartment homes for a total capitalized cost of $44,000,000, of which $35,700,000 was incurred prior to redevelopment.

•	We acquired three communities containing 595 apartment homes for an aggregate purchase price of $61,566,000.

•	We acquired seven parcels of land in connection with Development Rights for an aggregate purchase price of $76,525,000.

•	We had capital expenditures relating to current communities’ real estate assets of $10,761,000 and non-real estate capital expenditures of $589,000.

Financing Activities – Net cash provided by financing activities totaled $63,352,000 for the nine months ended September 30, 2004, primarily due to an increase in borrowings under our unsecured credit facility, issuance of mortgage notes payable, issuance of common stock for option exercises and issuance of unsecured notes, partially offset by dividends paid and certain debt repayments. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” of our Condensed Consolidated Financial Statements, for additional information.

Variable Rate Unsecured Credit Facility

We have a $500,000,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks. Under the terms of the credit facility, if we elect to increase the facility by up to an additional $150,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.55% per annum (2.55% on October 29, 2004). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of our long-term unsecured debt. In addition, a competitive bid option is available for borrowings of up to $250,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had $150,000,000 outstanding under this competitive bid option at October 29, 2004 priced at LIBOR plus 0.29%, or 2.16%. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The credit facility matures in May 2008, assuming our exercise of a one-year renewal option. At October 29, 2004, $168,000,000 was outstanding, $25,874,000 was used to provide letters of credit and $306,126,000 was available for borrowing under the unsecured credit facility.

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

As of October 29, 2004, the following current year debt activity occurred:

•	We repaid $125,000,000 in previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity, and no prepayment penalties were incurred. In addition, we issued $150,000,000 in unsecured notes under our existing shelf registration statement at an annual interest rate of 5.375%. Interest on these notes is payable semi-annually on April 15 and October 15, and they mature in April 2014;

•	We repaid $24,251,000 in fixed rate mortgage debt secured by two current communities, along with any unpaid interest, repaid $10,400,000 in variable rate, tax-exempt debt related to the sale of a community and transferred $18,755,000 in variable rate, tax-exempt debt related to the sale of a community to the purchaser;

•	We issued $42,800,000 in variable rate, conventional debt on two communities, including interest rate protection agreements that serve to effectively limit the level to which interest rates can rise to a rate of 10.0%;

•	We obtained a $50,000,000 secured construction loan for the construction of a development community that will be owned and operated in a joint venture entity upon completion. Outstanding draws will bear interest at a variable rate and will come due in March 2008, assuming the exercise of two one-year extension options;

•	We issued $16,765,000 in variable rate, conventional debt on one community;

•	We assumed $8,155,000 in fixed rate, conventional mortgage debt in conjunction with the acquisition of a community;

•	We assumed $13,322,000 in fixed rate debt in connection with the acquisition of two parcels of improved land related to two Development Rights;

•	We replaced the credit enhancements, including interest rate swaps, on approximately $87,000,000 of our variable rate, tax-exempt debt when such credit enhancements expired. We put in place interest rate protection agreements that serve to effectively limit the level to which interest rates can rise to a range of 6.7% to 9.0%; and

•	We renegotiated the terms of a fixed rate, tax-exempt bond on one community in the amount of $9,780,000 to decrease the annual interest rate from 7.0% to 4.9%.

The following table details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at September 30, 2004 (dollars in thousands):

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-03	9-30-04		2004	2005	2006	2007	2008	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$17,628	$17,280		$180	$562	$599	$638	$679	$14,622
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	17,345	17,030		110	455	485	518	555	14,907
Avalon at Lexington	6.56%	Feb-2025	13,477	13,234		83	347	368	391	415	11,630
Avalon at Nob Hill	5.80%	Jun-2025	19,149	18,931	(2)	113	355	380	408	437	17,238
Avalon Campbell	6.48%	Jun-2025	35,065	34,582	(2)	250	786	843	904	969	30,830
Avalon Pacifica	6.48%	Jun-2025	15,906	15,687	(2)	113	356	382	410	440	13,986
Avalon Knoll	6.95%	Jun-2026	12,748	12,565		63	263	282	302	324	11,331
Avalon Landing	6.85%	Jun-2026	6,301	6,209		32	132	142	152	162	5,589
Avalon Fields	7.55%	May-2027	11,106	10,962		49	207	222	239	256	9,989
Avalon West	7.73%	Dec-2036	8,396	8,345		19	75	80	85	91	7,995
Avalon Oaks	7.45%	Jul-2041	17,530	17,453		27	112	120	128	138	16,928
Avalon Oaks West	7.48%	Apr-2043	17,336	17,264		24	103	110	117	125	16,785

			201,767	199,322		1,063	3,753	4,013	4,292	4,591	181,610
Variable rate (4)
Avalon at Laguna Niguel (5)	—	Mar-2009	10,400	—		—	—	—	—	—	—
The Promenade	2.56%	Oct-2010	33,185	32,929		266	562	605	652	701	30,143
Waterford	2.02%	Jul-2014	33,100	33,100	(3)	—	—	—	—	—	33,100
Avalon at Mountain View	2.02%	Feb-2017	18,300	18,300	(3)	—	—	—	—	—	18,300
Avalon at Foxchase I	2.02%	Nov-2017	16,800	16,800	(3)	—	—	—	—	—	16,800
Avalon at Foxchase II	2.02%	Nov-2017	9,600	9,600	(3)	—	—	—	—	—	9,600
Fairway Glen	2.02%	Nov-2017	9,580	9,580	(3)	—	—	—	—	—	9,580
Avalon at Mission Viejo	2.57%	Jun-2025	7,039	6,959	(6)	41	129	139	149	160	6,341
Avalon Greenbriar (5)	—	May-2026	18,755	—		—	—	—	—	—	—
Avalon at Fairway Hills I	2.51%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			168,259	138,768		307	691	744	801	861	135,364
Conventional loans (7)
Fixed rate
$125 Million unsecured notes	6.733%	Feb-2004	125,000	—		—	—	—	—	—	—
$100 Million unsecured notes	6.750%	Jan-2005	100,000	100,000		—	100,000	—	—	—	—
$50 Million unsecured notes	6.500%	Jan-2005	50,000	50,000		—	50,000	—	—	—	—
$150 Million unsecured notes	6.926%	Jul-2006	150,000	150,000		—	—	150,000	—	—	—
$150 Million unsecured notes	5.178%	Aug-2007	150,000	150,000		—	—	—	150,000	—	—
$110 Million unsecured notes	7.128%	Dec-2007	110,000	110,000		—	—	—	110,000	—	—
$50 Million unsecured notes	6.625%	Jan-2008	50,000	50,000		—	—	—	—	50,000	—
$150 Million unsecured notes	8.374%	Jul-2008	150,000	150,000		—	—	—	—	150,000	—
$150 Million unsecured notes	7.634%	Aug-2009	150,000	150,000		—	—	—	—	—	150,000
$200 Million unsecured notes	7.665%	Dec-2010	200,000	200,000		—	—	—	—	—	200,000
$300 Million unsecured notes	6.792%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 Million unsecured notes	6.314%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 Million unsecured notes	6.261%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$150 Million unsecured notes	5.508%	Apr-2014	—	150,000		—	—	—	—	—	150,000
Avalon at Pruneyard	7.250%	May-2004	12,870	—		—	—	—	—	—	—
Avalon Walk II	8.930%	Aug-2004	11,437	—		—	—	—	—	—	—
Briarcliffe Lakeside	6.900%	Feb-2008	—	8,136		32	133	142	153	7,676	—
Wheaton Development Right	6.990%	Oct-2008	—	4,677		22	71	77	82	4,425	—
Twinbrook Development Right	7.250%	Oct-2011	—	8,585		49	158	171	183	196	7,828
Avalon Redondo Beach	4.840%	Oct-2011	—	16,765		—	—	—	—	—	16,765
Avalon Orchards	7.650%	Jul-2033	20,574	20,409		57	237	254	272	292	19,297

			1,879,881	1,918,572		160	150,599	150,644	260,690	212,589	1,143,890
Variable rate (4)
Avalon on the Sound (8)	3.20%	Apr-2005	36,526	36,199		112	36,087	—	—	—	—
Avalon Ledges	3.21%	May-2009	—	19,815	(6)	141	583	616	651	688	17,136
Avalon at Flanders Hill	3.21%	May-2009	—	22,589	(6)	160	665	703	742	784	19,535

			36,526	78,603		413	37,335	1,319	1,393	1,472	36,671
Total indebtedness - excluding unsecured credit facility			$2,286,433	$2,335,265		$1,943	$192,378	$156,720	$267,176	$219,513	$1,497,535

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but interest rate is effectively fixed at September 30, 2004 at the rate indicated through a swap agreement.

(3)	Financed by variable rate, tax-exempt debt, that was effectively fixed through a swap agreement at December 31, 2003 and was reported as fixed rate debt at that time. The debt was restructured in February 2004 such that the interest rate was capped through an interest rate protection agreement and is currently included as variable rate debt for financial reporting purposes.

(4)	Variable rates are given as of September 30, 2004.

(5)	Included in liabilities related to real estate assets held for sale on our Condensed Consolidated Balance Sheets as of December 31, 2003 included elsewhere in this report.

(6)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(7)	Balances outstanding do not include $558 of debt discount and $284 of debt premium as of September 30, 2004 and December 31, 2003, respectively, reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(8)	Variable rate construction loan was refinanced in March 2004, extending the maturity date to April 2005.

Future Financing and Capital Needs – Portfolio and Other Activity

As of September 30, 2004, we had thirteen new communities under construction, for which a total estimated cost of $181,844,000 remained to be invested. In addition, we had two communities under reconstruction, for which a total estimated cost of $7,132,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:

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

We sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, including strong institutional demand for product in our markets, we have sold and plan to continue selling communities in 2004, although at reduced levels as compared to past disposition activity. However, we cannot assure you that assets can continue to be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses, NOI and FFO. As of October 29, 2004, we have three communities classified as held for sale under GAAP. We are actively pursuing the disposition of these communities and expect to close on these dispositions in 2004. However, we cannot assure you that these communities will be sold as planned.

We are engaging in discussions with a limited number of institutional investors regarding the possible formation of a discretionary fund that would acquire and operate apartment communities. This fund would serve, for a period of three years from the date of its final closing or until a significant portion of its committed capital is invested, as the exclusive vehicle through which we would acquire apartment communities, subject to certain exceptions including, among others, significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the fund, if any. The fund would not restrict our development activities, which would not be a part of the fund, and would terminate after a term of eight years (subject to two one-year extensions). We may also acquire certain assets and transfer our interests in those assets to the fund upon its formation. As of October 29, 2004, we have acquired two communities which we intend to transfer to the fund upon its formation, but which are currently consolidated and included in our operating results. We have preliminarily targeted that the fund would have approximately $715,000,000 available for investment (consisting of approximately $250,000,000 of fund equity, of which we would commit approximately 20% of the total, and approximately $465,000,000 of debt financing). We have identified a lead investor for the fund and anticipate closing on the first round of equity funding by the end of 2004 or the beginning of 2005. We intend to actively pursue the formation of the fund, but there can be no assurance as to when or if such a fund will be formed or, if formed, what its size, terms or investment performance will be.

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

As of October 29, 2004, the following current year joint venture activity occurred:

•	We entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place I. We hold a 20% equity interest in this joint venture entity (with a right to 50% of distributions after achievement of a threshold return), with the remaining 80% equity interest held by the third-party;

•	We entered into an agreement with an unrelated third-party which provides that, after we complete construction of Avalon Del Rey, the community will be owned and operated by a joint venture between us and the third-party. Upon construction completion, the third-party venture partner will invest $49,000,000 and will be granted a 70% ownership interest in the venture, while we retain a 30% equity interest; and

•	We entered into an agreement to develop Avalon at Juanita Village through a wholly-owned taxable REIT subsidiary and, upon construction completion, contribute the community to a joint venture. Upon contribution of the community to the joint venture, we expect to be reimbursed for all costs incurred to develop the community. The third-party joint venture partner will receive a 100% equity interest in the joint venture and will manage the joint venture. We will receive a residual profits interest and will be engaged to manage the community for a property management fee.

Off Balance Sheet Arrangements

We own interests in unconsolidated real estate entities, with ownership interests up to 50%. Two of these unconsolidated real estate entities, Avalon Terrace, LLC and CVP I, LLC, have debt outstanding as of September 30, 2004. Avalon Terrace LLC has $22,500,000 of variable rate debt which matures in 2005 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. CVP I, LLC has a $58,500,000 construction loan which matures in February 2009, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. We have not guaranteed the debt on Avalon Terrace LLC, nor do we have any obligation to fund this debt should the unconsolidated real estate entity be unable to do so. However, in connection with the general contractor services that we provide to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Our obligations under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied. We currently expect this to occur in the beginning of 2006. There are no lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt. For more information regarding the operations of our unconsolidated entities see Note 6, “Investments in Unconsolidated Real Estate Entities,” of our Condensed Consolidated Financial Statements.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the nine months ended September 30, 2004.

Development Communities

As of October 29, 2004, we had thirteen Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,652 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $710,800,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

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

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon at Glen Cove South
	Glen Cove, NY	256	$65.5	Q3 2002	Q1 2004	Q4 2004	Q1 2005
2.	Avalon at Traville (4)
	North Potomac, MD	520	71.5	Q4 2002	Q3 2003	Q4 2004	Q1 2005
3.	Avalon Run East II
	Lawrenceville, NJ	312	49.3	Q2 2003	Q2 2004	Q1 2005	Q3 2005
4.	Avalon at Crane Brook
	Danvers & Peabody, MA	387	56.2	Q3 2003	Q2 2004	Q2 2005	Q4 2005
5.	Avalon Milford I
	Milford, CT	246	31.8	Q3 2003	Q2 2004	Q4 2004	Q2 2005
6.	Avalon Chrystie Place I (5)
	New York, NY	361	151.7	Q4 2003	Q3 2005	Q4 2005	Q2 2006
7.	Avalon at The Pinehills I
	Plymouth, MA	101	19.9	Q4 2003	Q3 2004	Q4 2004	Q2 2005
8.	Avalon Pines I
	Coram, NY	298	48.7	Q4 2003	Q4 2004	Q3 2005	Q1 2006
9.	Avalon Orange
	Orange, CT	168	22.4	Q1 2004	Q1 2005	Q3 2005	Q1 2006
10.	Avalon Danbury
	Danbury, CT	234	35.6	Q1 2004	Q2 2005	Q4 2005	Q2 2006
11.	Avalon Del Rey (6)
	Los Angeles, CA	309	70.0	Q2 2004	Q2 2005	Q4 2005	Q2 2006
12.	Avalon at Juanita Village (7)
	Kirkland, WA	211	45.5	Q2 2004	Q3 2005	Q4 2005	Q2 2006
13.	Avalon Camarillo
	Camarillo, CA	249	42.7	Q2 2004	Q3 2005	Q1 2006	Q3 2006

	Total	3,652	$710.8

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This is a two-phase community for which construction of the second phase commenced in the second quarter of 2003.

(5)	This community is being financed under a joint venture structure with third-party financing, in which the community is owned by a limited liability company managed by one of our wholly-owned subsidiaries. The total capitalized cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a community facility. Our portion of the total capitalized cost of this joint venture is projected to be $30.3 million including community-based tax-exempt debt.

(6)	The community is currently owned by one of our wholly-owned subsidiaries, will be financed, in part or in whole, by a construction loan, and is subject to a joint venture agreement that allows for a 70% joint venture partner to be admitted upon construction completion.

(7)	The community is being developed by one of our wholly-owned, taxable REIT subsidiaries, and is subject to a venture agreement that provides for the transfer of 100% of the ownership interests to the joint venture upon its completion.

Redevelopment Communities

As of October 29, 2004, we had two communities under redevelopment. We expect the total capitalized cost to complete these communities, including the cost of acquisition, capital expenditures subsequent to acquisition and redevelopment, to be approximately $181,500,000, of which approximately $30,300,000 is the additional capital invested or expected to be invested during redevelopment and $151,200,000 was incurred prior to redevelopment. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.

The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	Reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
1.	Avalon at Prudential Center
	Boston, MA	781	$133.9	$160.0	Q4 2000	Q2 2006	Q4 2006

2.	Avalon Towers
	Long Beach, NY	109	17.3	21.5	Q3 2004	Q3 2005	Q3 2005

	Total	890	$151.2	$181.5

(1)	Total capitalized cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

As of October 29, 2004, we are considering the development of 44 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for twelve of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 11,515 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At September 30, 2004, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $41,004,000 relating to Development Rights. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $117,960,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2004.

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

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or

•	if we undertake construction of any particular community, that we will complete construction at the total capitalized cost assumed in the financial projections in the following table.

The following presents a summary of the 44 Development Rights we are currently pursuing:

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions) (1)
1.	Lyndhurst, NJ	(2)	316	$69
2.	Bedford, MA	(2)	139	24
3.	Los Angeles, CA	(2)	123	40
4.	San Francisco, CA	(4)	313	124
5.	Newton, MA		204	56
6.	Glen Cove, NY	(2)	111	32
7.	Long Island City, NY Phase II and III		613	176
8.	Rockville, MD Phase II		196	28
9.	Hingham, MA		236	44
10.	Quincy, MA	(2)	148	24
11.	New Rochelle, NY Phase II and III		588	156
12.	Norwalk, CT		312	63
13.	New York, NY Phase II and III	(2)	308	134
14.	Shrewsbury, MA		264	40
15.	Stratford, CT		146	23
16.	Bellevue, WA		368	71
17.	Danvers, MA		428	80
18.	Coram, NY Phase II	(2)	152	26
19.	Dublin, CA Phase I		305	72
20.	Wilton, CT		100	24
21.	Encino, CA	(2)	131	46
22.	Plymouth, MA Phase II		69	13
23.	Lexington, MA		387	76
24.	Andover, MA		115	21
25.	Greenburgh, NY Phase II		766	120
26.	West Haven, CT		170	23
27.	Dublin, CA Phase II		200	52
28.	Seattle, WA	(2)	194	54
29.	Canoga Park, CA		200	47
30.	Sharon, MA		156	26
31.	Oyster Bay, NY		273	69
32.	Union City, CA Phase I		230	58
33.	Yaphank, NY		254	43
34.	College Park, MD		320	44
35.	Irvine, CA		290	63
36.	Gaithersburg, MD		254	41
37.	Cohasset, MA		200	38
38.	Dublin, CA Phase III		205	53
39.	Milford, CT	(2)	284	45
40.	Shelton, CT		302	49
41.	Wheaton, MD	(2) (3)	320	56
42.	Union City, CA Phase II		209	54
43.	Camarillo, CA		376	55
44.	Rockville, MD	(2) (3)	240	46

	Total		11,515	$2,498

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

(3)	Represents improved land encumbered with debt. The improved land consists of occupied office buildings. NOI from incidental operations from the current improvements will be recorded as a reduction in cost basis as described in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

(4)	In October 2004, we entered into an agreement with an unrelated third-party which provides that, if we decide to commence construction of Avalon at Mission Bay II, the community will be developed, owned and operated by a joint venture between us and the third-party, in which we will hold a 25% interest.

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

Construction costs are projected by us based on market conditions prevailing in the community’s market at the time our budgets are prepared and reflect changes to those market conditions that we anticipated at that time. Although we attempt to anticipate changes in market conditions, we cannot predict those changes with certainty. Construction costs have been increasing, particularly for materials such as steel, concrete and lumber, and, for some of our Development Communities and Development Rights, the total construction costs may be higher than the original budget. We do not expect that these price increases will materially affect our current Development Communities. However, these increases may materially affect Development Rights where construction has not yet begun. Total capitalized cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, determined in accordance with GAAP, including:

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

Many of our West Coast communities are located in the general vicinity of active earthquake faults. A large concentration of our communities lie near, and thus are susceptible to, the major fault lines in the San Francisco Bay Area, including the San Andreas fault and the Hayward fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In June 2004, we renewed our earthquake insurance. We have in place with respect to communities located in California, for any single occurrence and in the aggregate, $75,000,000 of coverage with a deductible per building equal to five percent of the insured value of that building. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California is subject to a $75,000,000 limit, except with respect to the state of Washington, for which the limit is $65,000,000. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence. In addition, up to a policy aggregate of $3,000,000, the next $400,000 of loss per occurrence outside California will be treated as an additional deductible.

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

Our property insurance policy was scheduled to renew on February 1, 2005; however, in an effort to capitalize on declining insurance rates we elected to cancel the prior policy and rewrite the policy effective June 1, 2004 with a new expiration date of December 1, 2005. Based on this renewal, we have seen a decline in insurance premiums for property coverage, which combined with the cost we may incur as a result of deductibles, we expect will result in declining overall insurance costs as compared to prior periods.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-Q, that predict or indicate future events and trends or that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

•	our potential development, redevelopment, acquisition or disposition of communities;

•	the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;

•	the timing of lease-up, occupancy and stabilization of apartment communities;

•	the pursuit of land on which we are considering future development;

•	the anticipated operating performance of our communities;

•	cost, yield and earnings estimates;

•	our declaration or payment of distributions;

•	our joint venture and discretionary fund activities;

•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code;

•	the real estate markets in Northern and Southern California and markets in selected states in the Mid-Atlantic, Northeast, Midwest and Pacific Northwest regions of the United States and in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions; and

•	trends affecting our financial condition or results of operations.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

	(b)	Changes in internal controls over financial reporting.

None.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

As reported most recently in our Form 10-Q for the quarter ended June 30, 2004, we are currently involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company. A non-jury trial ended in April 2004 and on May 20, 2004, the court issued a ruling, finding that (i) York Hunter breached the Construction Management Agreement between it and the Company in failing to complete the project and abandoning the construction site and is therefore liable to the Company for consequential damages, and (ii) National Union, having failed to exercise its various rights to perform and complete, is liable to the Company for consequential damages. The court issued a ruling dated October 6, 2004, awarding the Company approximately $1.25 million plus interest. The defendants have filed a motion seeking to reduce the damage award to approximately $370,000 plus interest. The Company is considering filing an appeal to seek an increase in the damage award.

Also as reported in our Form 10-Q for the quarter ended June 30, 2004, on June 6, 2003, a purported California class action lawsuit, Julie E. Ko v. AvalonBay Communities, Inc. and Does 1 through 100, was filed against the Company in California’s Los Angeles County Superior Court. The suit purports to be brought on behalf of all of the Company’s former California residents who, during the four-year period prior to the filing of the suit, paid a security deposit to the Company for the rental of residential property in California and had a portion of the deposit withheld by the Company in excess of the damages actually sustained by the Company. The plaintiff seeks compensatory and statutory damages in unspecified amounts as well as injunctive relief, restitution, and an award of attorneys’ fees, expenses and costs of suit. The complaint seeking class certification was amended in March 2004 and the Company responded to the amended complaint on May 3, 2004. Due to the uncertainty of many critical factual and legal issues, including the viability of the case as a class action, it is not possible to determine or predict the outcome.

We are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on the Company.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

During the three months ended September 30, 2004, AvalonBay issued 19,269 shares of common stock in exchange for 19,269 units of limited partnership held by certain limited partners of Avalon DownREIT V, L.P. and Avalon Grosvenor, L.P. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. AvalonBay is relying on the exemption based on factual representations received from the limited partners who received these shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description
3(i).1	–	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	–	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	–	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	–	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	–	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	–	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	–	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	–	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	–	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed on March 11, 2003.)

4.6	–	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed on March 11, 2003.)

4.7	–	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	–	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.9	–	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	–	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.11	–	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004).

10.1	–	Form of AvalonBay Communities, Inc. Employee Non-Qualified Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated), including Form of Executive Officer Addendum. (Filed herewith.)

10.2	–	Form of AvalonBay Communities, Inc. Employee Incentive Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated), including Form of Executive Officer Addendum. (Filed herewith.)

10.3	–	Form of AvalonBay Communities, Inc. Employee Stock Grant and Restricted Stock Agreement. (Filed herewith.)

10.4	–	Form of AvalonBay Communities, Inc. Director Restricted Unit Agreement. (Filed herewith.)

10.5	–	Form of AvalonBay Communities, Inc. Director Restricted Stock Agreement. (Filed herewith.)

12.1	–	Statements re: Computation of Ratios. (Filed herewith.)

31.1	–	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	–	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	–	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: November 4, 2004	/s/ Bryce Blair
Bryce Blair
Chief Executive Officer and President

Date: November 4, 2004	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer