Form 10-K
period 2004-12-31
AVALONBAY COMMUNITIES INC
filed 2005-03-15
CIK 915912

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1-12672

AVALONBAY COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	77-0404318

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2900 Eisenhower Avenue, Suite 300
Alexandria, Virginia 22314

(Address of principal executive office, including zip code)

(703) 329-6300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share 8.70% Series H Cumulative Redeemable Preferred Stock, par value $.01 per share	New York Stock Exchange, Pacific Exchange New York Stock Exchange, Pacific Exchange
(Title of each class)	(Name of each exchange on which registered)
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

Yes☒          No☐

The aggregate market value of the Registrant’s Common Stock, par value $.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2004 was $4,062,613,967.

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of February 28, 2005 was 72,725,148.

Documents Incorporated by Reference

Portions of AvalonBay Communities, Inc.’s Proxy Statement for the 2005 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

TABLE OF CONTENTS

		PAGE

	PART I

ITEM 1.	BUSINESS	1

ITEM 2.	COMMUNITIES	7

ITEM 3.	LEGAL PROCEEDINGS	33

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS	33

	PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	34

ITEM 6.	SELECTED FINANCIAL DATA	35

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	38

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	55

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	57

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	57

ITEM 9a.	CONTROLS AND PROCEDURES	57

ITEM 9b.	OTHER INFORMATION	57

	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT	58

ITEM 11.	EXECUTIVE COMPENSATION	58

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	58

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	59

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	59

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
	REPORTS ON FORM 8-K	60

SIGNATURES		65

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

At February 28, 2005, we owned or held a direct or indirect ownership interest in 138 operating apartment communities containing 40,142 apartment homes in ten states and the District of Columbia, of which four communities containing 1,430 apartment homes were under reconstruction. In addition, we owned or held a direct or indirect ownership interest in ten communities under construction that are expected to contain an aggregate of 2,668 apartment homes when completed. We also owned a direct or indirect ownership interest in rights to develop an additional 49 communities that, if developed in the manner expected, will contain an estimated 13,491 apartment homes. We generally obtain ownership in an apartment community by developing a new community on vacant land or by acquiring and either repositioning or redeveloping an existing community. In selecting sites for development, redevelopment or acquisition, we favor locations that are near expanding employment centers and convenient to recreation areas, entertainment, shopping and dining.

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

Our principal financial goal is to increase long-term stockholder value by successfully and cost-effectively developing, redeveloping, acquiring, owning and operating high-quality communities in our selected markets that contain features and amenities desired by residents, as well as by providing our residents with efficient and effective service. To help fulfill this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire apartment communities in high barrier-to-entry markets with growing or high potential for demand, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales, and (iv) endeavor to maintain a capital structure that is aligned with our business risks such that we maintain continuous access to cost-effective capital. Our long-term strategy is to deeply penetrate the high barrier-to-entry markets in our chosen regions with a broad range of products and services and an intense focus on our customer. A substantial majority of our current communities are upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.

During the three years ended December 31, 2004, we acquired seven apartment communities, disposed of 17 apartment communities, and completed the development of 24 apartment communities and the redevelopment of three apartment communities. In anticipation of continued improvement in apartment fundamentals and stronger apartment demand, we have increased our development and acquisition volume. During 2004, we increased our level of acquisition activity in preparation of the closing of a discretionary investment fund. In addition, we continued to secure new development opportunities, bringing our pipeline for potential development opportunities to a new high. However, we continued with certain disposition activity when presented with opportunities to realize value. In 2005, we expect to continue acquisitions for the discretionary investment fund, particularly potential redevelopment communities, and to continue to be an opportunistic seller, while increasing our development activity over 2004 levels. The level of development, acquisition and disposition activity, however, is heavily influenced by capital market conditions, including prevailing interest rates. A further discussion of our development, redevelopment, disposition and acquisition strategy follows.

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

After selecting a target site, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally enable us to acquire the target site shortly before the start of construction, which reduces development-related risks as well as preserves capital. After we acquire land, we generally shift our focus to construction. However, we will acquire and hold land where business conditions warrant. Except for certain mid-rise and high-rise apartment communities where we may elect to use third-party general contractors or construction managers, we act as our own general contractor and construction manager. We generally perform these functions directly (and not through a subsidiary) both for ourselves and for the joint ventures and partnerships of which we are a member or a partner. We believe this enables us to achieve higher construction quality, greater control over construction schedules and significant cost savings. Our development, property management and construction teams monitor construction progress to ensure high-quality workmanship and a smooth and timely transition into the leasing and operational phase.

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

Acquisition Strategy. Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. From time to time, in order to achieve rapid penetration into markets that are generally supply constrained and in which we desire an increased presence and to help us achieve our desired product mix, or to rebalance our portfolio, we will acquire existing apartment communities. Over the next several years, we expect to increase our acquisition activity for a discretionary investment fund which we anticipate closing in early 2005, particularly potential redevelopment opportunities.

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

We are also pursuing ancillary services which could provide additional revenue sources. In general, as a REIT we cannot directly provide services to our tenants that are not customarily provided by a landlord, nor can we share in the income of a third party that provides such services. However, we can provide such non-customary services to residents if we do so through a “taxable REIT subsidiary,” which is a subsidiary that is treated as a “C corporation” and is therefore subject to federal income taxes. We have used taxable REIT subsidiaries on a limited basis, such as to receive a commission from a “preferred provider” vendor used by residents.

Technology Strategy. We believe that an innovative management information system infrastructure is an important element in managing our future growth. This is because timely and accurate collection of financial and resident profile data will enable us to maximize revenue through careful leasing decisions and financial management.

Financing Strategy. We have consistently maintained, and intend to continue to maintain, a capital structure that is aligned to the business risks presented by our corporate strategy. At December 31, 2004, our debt-to-total market capitalization was 30.4%, and our long-term floating rate debt, not including borrowings under our unsecured credit facility, was 2.6% of total market capitalization. Total market capitalization reflects the aggregate of the market value of our common stock, the market value of our operating partnership units outstanding (based on the market value of our common stock), the liquidation preference of our preferred stock and the outstanding principal amount of our debt. We believe that debt-to-total market capitalization can be one useful measure of a real estate operating company’s long-term liquidity and balance sheet strength, because it shows an approximate relationship between a company’s total debt and the current total market value of its assets based on the current price at which the company’s common stock trades. However, because debt-to-total market capitalization changes with fluctuations in our stock price, which occurs regularly, our debt-to-total market capitalization may change even when our earnings and debt levels remain stable.

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

We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies) or partnerships through which we would own an indirect economic interest in less than 100% of the community or communities owned directly by such joint venture or partnership. Our decision whether to hold an apartment community in fee simple or to have an indirect interest in the community through a joint venture or partnership is based on a variety of factors and considerations, including: (i) the economic and tax terms required by a seller of land or of a community, who may prefer that (or who may require less payment if) the land or community is contributed to a joint venture or partnership; (ii) our desire to diversify our portfolio of communities by market, submarket and product type; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement.

We have engaged in discussions with a limited number of institutional investors regarding the formation of a discretionary fund that would acquire and operate apartment communities. This fund would serve, for a period of three years from its initial closing date or until 80% of its committed capital is invested, as the exclusive vehicle through which we would acquire apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the fund, if any. The fund would not restrict our development activities and would terminate after a term of eight years, subject to two one-year extensions. As of February 28, 2005, we have acquired four communities with the intent of being owned by the fund, but which are currently consolidated and included in our operating results. We are currently targeting acquisitions for the fund where value creation opportunities are present through one or more of the following: redevelopment activities, market cycle opportunities or improved property operations. We expect the fund to have equity commitments of up to $330,000,000 and the ability to employ leverage through debt financings up to 65% on a portfolio basis, which would enable the fund to invest up to $940,000,000. We would contribute 20% of the total equity up to $50,000,000. We expect closing on the equity funding during the first quarter of 2005. There can be no assurance as to when or if such a fund will be formed or, if formed, what its size, terms or investment performance will be.

The use of joint ventures and the discretionary investment fund described above creates risks for us. For example, an investor or co-venturer could have economic or business interests or goals that are inconsistent with our business and goals, could fail to fund capital commitments as contractually required, or could fail to approve decisions we advise for which their approval may be required, such as the timing of a sale of a property. In addition, when entering into a joint venture or the discretionary investment fund we undertake fiduciary duties and reporting and other obligations to co-venturers.

In addition, we may, from time to time, offer shares of our equity securities, debt securities or options to purchase stock in exchange for property.

While we emphasize equity real estate investments in apartment communities, we have the ability, which would be exercised in the discretion of our Board of Directors, to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. On occasion, we own and operate retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area) or (ii) we believe the retail space will enhance the attractiveness of the community to residents. As of December 31, 2004, we had a total of 331,384 square feet of rentable retail space that produced gross rental revenue in 2004 of $3,383,000 (0.5% of total revenue). Any investment in securities of other entities is subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification.

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

Inflation and Deflation

Substantially all of our leases are for a term of one year or less, which may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Such short-term leases generally minimize the risk to us of the adverse effects of inflation, although as a general rule these leases permit residents to leave at the end of the lease term and therefore our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. Short-term leases combined with relatively consistent demand have allowed rents, and therefore cash flow from the portfolio, to provide an attractive inflation hedge. However, in a deflationary rent environment, as experienced over the last several years, we are exposed to declining rents more quickly under these shorter-term leases.

Tax Matters

We filed an election with our initial federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under federal and certain state income tax laws at the corporate level on our net income to the extent net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level. While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.

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

Additionally, we have occasionally been involved in developing, managing, leasing and operating various properties for third parties and have sold communities that we owned and operated to third parties. Consequently, we may be considered to have been an operator of such properties and, therefore, potentially liable for removal or remediation costs or other potential costs which could relate to hazardous or toxic substances. We are not aware of any material environmental liabilities with respect to properties managed or developed by us or our predecessors for such third parties.

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

Other Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investor Relations” section of our website (www.avalonbay.com) as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board’s Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as the Company’s Corporate Governance Guidelines, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia 22314, Attention: Chief Financial Officer.

We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of December 31, 2004, we had 1,702 employees.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category as of January 1st of each year and maintain that classification throughout the year, unless disposition plans regarding a community change. For the year 2004, the Established Communities were communities that had stabilized occupancy and operating expenses as of January 1, 2003 and were not conducting or planning to conduct substantial redevelopment activities, as described below, and were not held for sale or planned for disposition in 2004. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5,000,000 or 10% of the community’s acquisition cost.

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

In addition, we own an aggregate of approximately 77,000 square feet of office space in Alexandria, Virginia and New Canaan, Connecticut, for our corporate office and a regional office, with all other regional and administrative offices leased under operating leases.

As of December 31, 2004, our communities were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	29	7,350
Mid-Atlantic	13	3,537
Midwest	3	887
Pacific Northwest	11	2,738
Northern California	29	8,745
Southern California	11	3,870

Total Established	96	27,127

Other Stabilized Communities:
Northeast	18	5,472
Mid-Atlantic	6	2,395
Midwest	1	409
Pacific Northwest	1	400
Northern California	3	679
Southern California	4	904

Total Other Stabilized	33	10,259

Lease-Up Communities	5	1,326

Redevelopment Communities	4	1,430

Total Current Communities	138	40,142

Development Communities	10	2,668

Development Rights	49	13,491

Our holdings under each of the above categories are discussed on the following pages.

Current Communities

Our Current Communities are primarily garden-style apartment communities consisting of two and three-story buildings in landscaped settings. The Current Communities, as of February 28, 2005, include 105 garden-style (of which 12 are mixed communities and include townhomes), 19 high-rise and 14 mid-rise apartment communities. The Current Communities offer many attractive amenities including some or all of the following:

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

Our Current Communities are located in the following geographic markets:

	Number of		Number of apartment		Percentage of total
	communities at		homes at		apartment homes at
	1-1-04	2-28-05	1-1-04	2-28-05	1-1-04	2-28-05

Northeast	47	52	13,213	14,315	34.3%	35.7%
Boston, MA	15	17	3,716	4,127	9.7%	10.3%
Fairfield County, CT	14	16	3,673	4,108	9.5%	10.2%
Long Island, NY	3	4	915	1,171	2.4%	2.9%
Northern New Jersey	4	4	1,451	1,451	4.5%	3.6%
Central New Jersey	4	4	1,440	1,440	3.7%	3.6%
New York, NY	7	7	2,018	2,018	5.2%	5.0%

Mid-Atlantic	20	22	6,423	6,991	16.7%	17.4%
Baltimore, MD	4	6	1,054	1,224	2.7%	3.0%
Washington, DC	16	16	5,369	5,767	13.9%	14.4%

Midwest	4	5	1,296	1,500	3.4%	3.7%
Chicago, IL	4	5	1,296	1,500	3.4%	3.7%

Pacific Northwest	12	12	3,159	3,138	8.2%	7.8%
Seattle, WA	12	12	3,159	3,138	8.2%	7.8%

Northern California	33	32	9,568	9,424	24.8%	23.5%
Oakland-East Bay, CA	6	6	2,090	2,090	5.4%	5.2%
San Francisco, CA	9	9	2,015	2,015	5.2%	5.0%
San Jose, CA	18	17	5,463	5,319	14.2%	13.3%

Southern California	15	15	4,845	4,774	12.6%	11.9%
Los Angeles, CA	5	6	2,261	2,366	5.9%	5.9%
Orange County, CA	6	5	1,350	1,174	3.5%	2.9%
San Diego, CA	4	4	1,234	1,234	3.2%	3.1%

	131	138	38,504	40,142	100.0%	100.0%

We manage and operate all of our Current Communities. During the year ended December 31, 2004, we completed construction of 2,135 apartment homes in seven communities, acquired 1,165 apartment homes in five communities and sold 1,360 apartment homes in five communities. In addition, we received payment in full for our interest in a senior participating mortgage loan secured by a 302 apartment home community. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 8.5 years.

Of the Current Communities, as of February 28, 2005, we own:

•	a fee simple, or absolute, ownership interest in 116 operating communities, four of which are on land subject to land leases expiring in January 2062, April 2095, May 2099 and March 2142;
•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;
•	a general partnership interest in five partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 15 communities; and
•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community, two of which are on land subject to land leases with one lease expiring in July 2029 and one lease expiring in November 2089.

We also hold a fee simple ownership interest in nine of the Development Communities, two of which will be subject to joint venture ownership structures upon construction completion, in addition to a membership interest in a limited liability company that owns one Development Community subject to a land lease which expires in December 2026.

In each of our five partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of February 28, 2005, there were 494,071 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion/	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/04	2004		2003		Apt (4)	Sq. Ft.		(5)

CURRENT COMMUNITIES

NORTHEAST
Boston, MA
Avalon at Center Place (9)	Providence, RI	225	231,671	1.2	1991/1997	1,030	94.2%	94.9%		93.7%		$2,097	$1.93		$28,238
Avalon at Faxon Park	Quincy, MA	171	175,494	8.3	1998	1,026	93.6%	95.6%		93.5%		1,606	1.50		15,370
Avalon at Flanders Hill	Westborough, MA	280	299,978	62.0	2003	1,099	95.7%	94.6%		79.9	%(3)	1,477	1.30		37,076
Avalon at Lexington	Lexington, MA	198	231,182	16.1	1994	1,168	98.5%	97.1%		91.6%		1,639	1.36		15,538
Avalon at Newton Highlands (7)	Newton, MA	294	401,241	7.0	2003	1,177	93.9%	88.8%		27.9	%(3)	1,999	1.30		56,317
Avalon at Prudential Center	Boston, MA	781	747,954	1.0	1968/1998	958	99.2%	96.3	%(2)	92.0	%(2)	2,634	2.65	(2)	155,649
Avalon at The Pinehills I	Plymouth, MA	101	197,354	6.0	2004	1,954	61.4%	31.1	%(3)	N/A		1,848	0.29	(3)	19,916
Avalon Essex	Peabody, MA	154	173,520	11.1	2000	1,127	95.5%	96.8%		93.1%		1,632	1.40		21,656
Avalon Estates	Hull, MA	162	188,392	55.0	2001	1,163	95.1%	96.2%		92.9%		1,496	1.24		20,345
Avalon Ledges	Weymouth, MA	304	315,554	58.0	2002	1,023	94.1%	94.1%		80.1%		1,374	1.25		36,069
Avalon Oaks	Wilmington, MA	204	229,748	22.5	1999	1,023	95.6%	94.9%		92.2%		1,481	1.25		20,981
Avalon Oaks West	Wilmington, MA	120	123,960	27.0	2002	1,033	95.0%	93.6%		91.7%		1,411	1.28		16,813
Avalon Orchards	Marlborough, MA	156	186,500	23.0	2002	1,219	96.2%	95.0%		93.0%		1,499	1.19		21,039
Avalon Summit	Quincy, MA	245	203,848	8.0	1986/1996	832	94.7%	95.7%		91.5%		1,259	1.45		16,913
Avalon West	Westborough, MA	120	147,472	8.0	1996	1,229	95.8%	95.8%		89.1%		1,384	1.08		11,117
Avalon at Steven’s Pond	Saugus, MA	326	360,509	82.0	2004	1,106	92.9%	84.0	%(3)	18.4	%(3)	1,529	1.16	(3)	54,135
Essex Place	Peabody, MA	286	250,322	18.0	2004	875	88.8%	91.7	%(3)	N/A		941	0.99	(3)	23,722

Fairfield-New Haven, CT
Avalon at Greyrock Place	Stamford, CT	306	201,500	3.0	2002	1,040	97.4%	96.6%		90.8%		1,940	2.84		70,316
Avalon Corners	Stamford, CT	195	192,174	3.2	2000	986	97.9%	94.9%		92.1%		1,842	1.77		31,840
Avalon Darien	Darien, CT	189	242,311	30.0	2004	1,282	97.9%	84.2	%(3)	17.6	%(3)	2,215	1.45	(3)	41,465
Avalon Gates	Trumbull, CT	340	381,322	37.0	1997	1,122	95.6%	88.2%		81.5%		1,493	1.17		36,731
Avalon Glen	Stamford, CT	238	221,828	4.1	1991	932	98.7%	95.6%		90.2%		1,728	1.77		31,780
Avalon Haven	North Haven, CT	128	140,107	10.6	2000	1,095	97.7%	96.8%		95.9%		1,498	1.32		13,771
Avalon Lake	Danbury, CT	135	166,231	32.0	1999	1,184	98.5%	95.7%		95.7%		1,734	1.35		17,149
Avalon Milford I	Milford, CT	246	218,000	22.0	2004	886	83.3%	47.3	%(3)	N/A		1,345	0.72	(3)	30,283
Avalon New Canaan (6)	New Canaan, CT	104	130,104	9.1	2002	1,251	96.2%	93.2%		82.4%		2,591	1.93		24,319
Avalon on Stamford Harbor	Stamford, CT	323	336,566	12.1	2003	1,042	97.8%	94.8%		87.0	%(3)	2,137	1.94		62,840
Avalon Springs	Wilton, CT	102	158,259	12.0	1996	1,552	96.1%	95.4%		93.0%		2,557	1.57		17,137
Avalon Valley	Danbury, CT	268	297,479	17.1	1999	1,070	97.0%	95.6%		96.0%		1,648	1.42		26,101
Avalon Walk I & II	Hamden, CT	764	761,441	38.4	1992/1994	996	94.2%	92.8%		89.6%		1,244	1.16		59,368

Long Island, NY
Avalon at Glen Cove South	Glen Cove, NY	256	270,000	4.0	2004	1,050	91.0%	46.8	%(3)	N/A		1,854	0.82	(3)	66,712
Avalon Commons	Smithtown, NY	312	363,049	20.6	1997	1,164	99.4%	97.7%		98.1%		1,898	1.59		33,464
Avalon Court	Melville, NY	494	597,104	35.4	1997/2000	1,209	95.1%	95.4%		96.7%		2,268	1.79		59,527
Avalon Towers	Long Beach, NY	109	124,836	1.3	1990/1995	1,145	99.1%	97.0%		97.9%		3,052	2.59		18,936

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion/	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/04	2004		2003		Apt (4)	Sq. Ft.		(5)
Northern New Jersey
Avalon at Edgewater	Edgewater, NJ	408	405,144	7.1	2002	993	95.1%	92.8%		90.0%		2,014	1.88		74,768
Avalon at Florham Park	Florham Park, NJ	270	331,560	41.9	2001	1,228	95.6%	93.4%		91.5%		2,244	1.71		41,628
Avalon Cove	Jersey City, NJ	504	574,675	11.0	1997	1,140	97.8%	96.2%		89.5%		2,240	1.89		92,484
The Tower at Avalon Cove	Jersey City, NJ	269	241,825	2.8	1999	905	97.4%	95.6%		91.9%		1,982	2.11		49,867

Central New Jersey
Avalon at Freehold	Freehold, NJ	296	317,608	42.3	2002	1,073	95.3%	95.3%		91.3%		1,592	1.41		34,534
Avalon Run East	Lawrenceville, NJ	206	265,198	27.0	1996	1,287	94.7%	94.9%		91.9%		1,562	1.15		16,294
Avalon Watch	West Windsor, NJ	512	485,871	64.0	1988	949	91.2%	94.4%		92.4%		1,340	1.33		30,096

New York, NY
Avalon Gardens	Nanuet, NY	504	638,439	55.0	1998	1,267	98.8%	95.9%		95.0%		1,939	1.47		54,661
Avalon Green	Elmsford, NY	105	113,538	16.9	1995	1,081	89.5%	94.2%		92.9%		2,087	1.82		12,672
Avalon Riverview I (9)	Long Island City, NY	372	332,940	1.0	2002	895	97.6%	94.4%		86.8%		2,710	2.86		94,246
Avalon View	Wappingers Falls, NY	288	335,088	41.0	1993	1,164	94.8%	93.6%		93.7%		1,320	1.06		18,706
Avalon Willow	Mamaroneck, NY	227	199,945	4.0	2000	881	98.2%	95.0%		92.9%		1,991	2.15		47,116
The Avalon	Bronxville, NY	110	119,186	1.5	1999	1,085	96.4%	94.8%		93.6%		3,178	2.78		31,227

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I, II & III	Columbia, MD	720	724,253	44.0	1987/1996	1,005	93.2%	95.7%		95.5%		1,141	1.09		45,484
Avalon at Symphony Glen	Columbia, MD	176	179,867	10.0	1986	1,022	93.2%	96.4%		97.2%		1,190	1.12		9,254
Avalon Landing	Annapolis, MD	158	117,033	13.8	1984/1995	741	93.7%	96.2%		96.2%		1,054	1.37		9,946
Hobbits Grove	Columbia, MD	170	177,287	10.2	1989/2004	1,043	90.0%	91.1	%(3)	N/A		1,221	1.07	(3)	25,188

Washington, DC
AutumnWoods	Fairfax, VA	420	355,228	24.2	1989/1996	846	96.9%	96.6%		93.6%		1,082	1.24		31,056
Avalon at Arlington Square	Arlington, VA	842	909,449	18.9	2001	1,080	96.3%	94.6%		87.5%		1,549	1.36		112,354
Avalon at Ballston — Washington Towers	Arlington, VA	344	294,786	4.1	1990	857	97.1%	97.0%		94.1%		1,422	1.61		37,717
Avalon at Cameron Court	Alexandria, VA	460	467,292	16.0	1998	1,016	92.0%	95.1%		93.8%		1,510	1.41		43,378
Avalon at Decoverly	Rockville, MD	368	368,446	25.0	1991/1995	1,001	95.1%	95.2%		95.4%		1,278	1.21		31,887
Avalon at Foxhall	Washington, DC	308	298,725	2.7	1982	970	97.4%	91.8	%(2)	62.1	%(2)	1,801	1.70	(2)	43,922
Avalon at Gallery Place I	Washington, DC	203	183,326	0.5	2003	903	94.6%	73.5%		33.6	%(3)	2,089	1.70		48,777
Avalon at Grosvenor Station (7)	North Bethesda, MD	497	478,530	9.9	2004	963	95.4%	68.0	%(3)	20.6	%(3)	1,467	1.04	(3)	81,042
Avalon at Providence Park	Fairfax, VA	141	148,211	4.0	1988/1997	1,051	98.6%	96.8%		94.5%		1,269	1.17		11,482
Avalon at Rock Spring (8) (9)	North Bethesda, MD	386	388,480	10.2	2003	1,006	91.7%	88.9%		51.8	%(3)	1,515	1.34		46,005
Avalon at Traville	North Potomac, MD	520	573,560	47.9	2004	1,103	92.5%	58.2	%(3)	11.6	%(3)	1,413	0.75	(3)	68,960
Avalon Crescent	McLean, VA	558	613,426	19.1	1996	1,099	94.4%	95.4%		92.4%		1,609	1.40		57,496
Avalon Crossing	Rockville, MD	132	147,690	5.0	1996	1,119	93.9%	93.1%		91.8%		1,591	1.32		13,925
Avalon Fields I & II	North Potomac, MD	288	292,282	9.2	1998	1,050	93.1%	96.6%		93.9%		1,283	1.22		22,723
Avalon Knoll	Germantown, MD	300	290,365	26.7	1985	968	94.0%	94.8%		94.4%		1,073	1.05		8,882

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion/	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/04	2004		2003		Apt (4)	Sq. Ft.		(5)
MIDWEST
Chicago, IL
200 Arlington Place	Arlington Heights, IL	409	346,832	2.8	1987/2000	848	95.4%	92.1%		89.8%		1,262	1.37		50,166
Avalon at Danada Farms (7)	Wheaton, IL	295	350,606	19.2	1997	1,188	93.2%	93.6%		91.3%		1,269	1.00		38,503
Avalon at Stratford Green (7)	Bloomingdale, IL	192	237,204	12.7	1997	1,235	91.1%	93.2%		90.8%		1,262	0.95		21,992
Avalon at West Grove (7)	Westmont, IL	400	388,500	17.4	1967	971	95.8%	93.6%		90.2%		849	0.82		30,626
Briarcliffe Lakeside	Wheaton, IL	204	166,872	12.0	2004	818	89.7%	90.0	%(3)	N/A		872	0.96	(3)	14,491

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek (7)	Redmond, WA	264	288,250	22.2	1998	1,092	96.2%	93.8%		91.9%		1,105	0.95		34,692
Avalon Bellevue	Bellevue, WA	202	164,226	1.7	2001	813	96.5%	94.5%		93.8%		1,174	1.37		30,868
Avalon Belltown	Seattle, WA	100	80,200	0.7	2001	802	95.0%	94.5%		94.9%		1,378	1.62		18,467
Avalon Brandemoor (7)	Lynwood, WA	424	453,602	22.6	2001	1,070	97.4%	95.6%		91.8%		871	0.78		45,388
Avalon HighGrove (7)	Everett, WA	391	422,482	19.0	2000	1,081	97.2%	95.6%		94.1%		860	0.76		39,722
Avalon ParcSquare (7)	Redmond, WA	124	127,236	2.0	2000	1,026	96.8%	94.4%		95.9%		1,290	1.19		19,220
Avalon Redmond Place (7)	Redmond, WA	222	206,004	8.4	1991/1997	928	95.9%	95.3%		92.1%		983	1.01		26,118
Avalon RockMeadow (7)	Bothell, WA	206	240,817	11.2	2000	1,169	94.7%	94.7%		93.2%		977	0.79		24,626
Avalon WildReed (7)	Everett, WA	234	259,080	23.0	2000	1,107	93.6%	95.2%		94.9%		845	0.73		23,015
Avalon WildWood (7)	Lynwood, WA	238	313,107	15.8	2001	1,316	97.5%	97.0%		94.5%		1,088	0.80		32,930
Avalon Wynhaven (7)	Issaquah, WA	333	424,604	11.6	2001	1,275	94.9%	91.3%		87.0%		1,193	0.85		52,600
Ravenswood at the Park	Redmond, WA	400	340,448	24.0	1983/2004	851	89.3%	87.7	%(3)	N/A		928	0.96	(3)	49,053

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	Union City, CA	208	150,140	8.5	1973/1996	722	98.1%	95.6%		96.4%		1,018	1.35		22,448
Avalon at Willow Creek	Fremont, CA	235	197,575	13.5	1985/1994	841	97.4%	95.5%		97.2%		1,218	1.38		34,877
Avalon Dublin	Dublin, CA	204	179,004	13.0	1989/1997	877	95.6%	95.1%		94.4%		1,274	1.38		27,082
Avalon Fremont	Fremont, CA	443	446,422	22.3	1994	1,008	95.9%	95.3%		95.8%		1,397	1.32		77,913
Avalon Pleasanton	Pleasanton, CA	456	377,438	14.7	1988/1994	828	95.2%	95.0%		95.9%		1,204	1.38		60,955
Waterford	Hayward, CA	544	451,937	11.1	1985/1986	831	96.0%	93.0%		93.3%		1,091	1.22		60,021

San Francisco, CA
Avalon at Cedar Ridge	Daly City, CA	195	141,411	7.0	1972/1997	725	96.9%	95.7%		95.7%		1,325	1.75		25,896
Avalon at Diamond Heights	San Francisco, CA	154	123,080	3.0	1972/1994	799	97.4%	96.2%		97.9%		1,573	1.89		24,875
Avalon at Mission Bay North (9)	San Francisco, CA	250	244,224	1.4	2003	977	93.2%	94.2%		52.3	%(3)	2,439	2.35		78,832
Avalon at Nob Hill	San Francisco, CA	185	109,238	1.4	1990/1995	590	97.3%	95.5%		93.4%		1,438	2.33		27,904
Avalon Sunset Towers	San Francisco, CA	243	175,511	16.0	1961/1996	722	96.3%	96.0%		95.5%		1,559	2.07		28,601
Avalon Foster City	Foster City, CA	288	222,276	11.0	1973/1994	772	97.9%	96.2%		95.7%		1,220	1.52		43,189
Avalon Pacifica	Pacifica, CA	220	186,785	21.9	1971/1995	849	95.9%	95.6%		95.8%		1,407	1.58		31,517
Avalon Towers by the Bay	San Francisco, CA	226	243,033	1.0	1999	1,075	97.8%	95.3%		94.0%		2,465	2.18		67,028
Crowne Ridge	San Rafael, CA	254	221,525	21.9	1973/1996	872	92.9%	94.8%		92.5%		1,263	1.37		31,987

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion/	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/04	2004		2003		Apt (4)	Sq. Ft.		(5)
San Jose, CA
Avalon at Blossom Hill	San Jose, CA	324	322,207	7.5	1995	994	96.6%	95.1%		96.8%		1,390	1.33		61,053
Avalon at Cahill Park	San Jose, CA	218	218,245	3.8	2002	1,001	94.5%	95.6%		93.0%		1,707	1.63		52,504
Avalon at Creekside	Mountain View, CA	294	215,680	15.0	1962/1997	734	93.9%	95.6%		95.7%		1,171	1.53		43,064
Avalon at Foxchase I & II	San Jose, CA	396	335,212	12.0	1988/1987	844	97.2%	96.5%		97.7%		1,174	1.34		59,750
Avalon at Parkside	Sunnyvale, CA	192	199,353	8.0	1991/1996	1,038	96.9%	97.0%		95.8%		1,506	1.41		37,946
Avalon at Pruneyard	Campbell, CA	252	197,000	8.5	1968/1997	782	96.0%	97.6%		97.0%		1,115	1.39		31,883
Avalon at River Oaks	San Jose, CA	226	210,050	4.0	1990/1996	929	96.9%	95.9%		95.9%		1,337	1.38		44,990
Avalon Campbell	Campbell, CA	348	326,796	10.8	1995	939	96.6%	95.7%		94.0%		1,416	1.44		60,078
Avalon Cupertino	Cupertino, CA	311	293,328	8.0	1999	943	99.7%	96.3%		95.2%		1,546	1.58		49,109
Avalon Mountain View (6)	Mountain View, CA	248	211,552	10.5	1986	853	93.5%	96.5%		95.3%		1,472	1.67		50,951
Avalon on the Alameda	San Jose, CA	305	299,722	8.9	1999	983	96.1%	95.3%		93.9%		1,692	1.64		56,492
Avalon Rosewalk	San Jose, CA	456	450,252	16.6	1997/1999	987	95.6%	95.4%		96.6%		1,372	1.33		78,408
Avalon Silicon Valley	Sunnyvale, CA	710	658,591	13.6	1997	928	96.3%	95.4%		93.8%		1,591	1.64		121,407
Avalon Sunnyvale	Sunnyvale, CA	220	159,653	5.0	1987/1995	726	95.5%	96.3%		96.8%		1,206	1.60		35,241
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	1.9	2002	1,035	96.7%	95.5%		94.4%		2,107	1.94		65,696
CountryBrook (7)	San Jose, CA	360	323,012	14.0	1985/1996	897	96.4%	95.4%		93.3%		1,215	1.29		48,513
San Marino	San Jose, CA	248	209,465	11.5	1984/1988	845	98.0%	96.2%		96.7%		1,182	1.35		34,418

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	Burbank, CA	748	530,114	14.7	1961/1997	709	96.0%	95.9%		94.6%		1,192	1.61		75,838
Avalon at Warner Center	Woodland Hills, CA	227	191,645	6.8	1979/1998	844	98.7%	96.2%		95.0%		1,382	1.57		26,480
Avalon Glendale (9)	Burbank, CA	223	241,712	5.1	2003	1,084	97.8%	86.1%		24.8	%(3)	1,877	1.49		40,135
Avalon Redondo Beach	Redondo Beach, CA	105	85,380	1.2	1971/2004	813	100.0%	91.2	%(3)	N/A		1,715	1.92	(3)	24,119
Avalon Woodland Hills	Woodland Hills, CA	663	592,722	18.2	1989/1997	894	96.4%	95.1%		95.0%		1,321	1.41		72,019
The Promenade	Burbank, CA	400	360,587	6.9	1988/2002	901	98.3%	94.7%		93.1%		1,515	1.59		71,003

Orange County, CA
Avalon at Pacific Bay	Huntington Beach, CA	304	268,000	9.7	1971/1997	882	92.8%	96.3%		96.7%		1,276	1.39		32,022
Avalon at South Coast	Costa Mesa, CA	258	208,890	8.9	1973/1996	810	96.1%	95.8%		95.3%		1,183	1.40		25,045
Avalon Mission Viejo	Mission Viejo, CA	166	124,600	7.8	1984/1996	751	94.6%	95.0%		96.8%		1,135	1.44		13,413
Avalon Newport	Costa Mesa, CA	145	120,690	6.6	1956/1996	832	96.6%	95.9%		96.2%		1,400	1.61		10,116
Avalon Santa Margarita	Rancho Santa Margarita, CA	301	229,593	20.0	1990/1997	763	97.0%	95.0%		94.0%		1,154	1.44		24,034

San Diego, CA
Avalon at Cortez Hill	San Diego, CA	294	224,840	1.2	1973/1998	765	98.0%	97.0%		94.6%		1,255	1.59		34,400
Avalon at Mission Bay	San Diego, CA	564	402,327	12.9	1969/1997	713	96.5%	95.2%		96.1%		1,286	1.72		66,103
Avalon at Mission Ridge	San Diego, CA	200	208,100	4.0	1960/1997	1,041	96.5%	96.0%		95.0%		1,401	1.29		21,731
Avalon at Penasquitos Hills	San Diego, CA	176	141,120	8.8	1982/1997	802	97.2%	96.6%		93.2%		1,171	1.41		14,725

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic		Average
			Approx.		Year of	Average	Physical	occupancy		rental rate		Financial
		Number of	rentable area		completion/	size	occupancy at			$ per	$ per	reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/04	2004	2003	Apt (4)	Sq. Ft.	(5)
DEVELOPMENT COMMUNITIES

Avalon at Bedford Center	Bedford, MA	139	158,466	39.0	N/A	1,140	N/A	N/A	N/A	N/A	N/A	5,788
Avalon at Crane Brook	Danvers & Peabody, MA	387	491,870	20.0	N/A	1,271	N/A	N/A	N/A	N/A	N/A	53,486
Avalon Camarillo	Camarillo, CA	249	233,763	10.0	N/A	939	N/A	N/A	N/A	N/A	N/A	15,376
Avalon Danbury	Danbury, CT	234	235,320	36.0	N/A	1,006	N/A	N/A	N/A	N/A	N/A	19,316
Avalon Del Rey	Los Angeles, CA	309	284,196	5.0	N/A	920	N/A	N/A	N/A	N/A	N/A	28,010
Avalon Juanita Village	Kirkland, WA	211	210,134	2.9	N/A	996	N/A	N/A	N/A	N/A	N/A	27,327
Avalon Orange	Orange, CT	168	161,616	9.0	N/A	962	N/A	N/A	N/A	N/A	N/A	17,200
Avalon Pines I	Coram, NY	298	442,895	32.0	N/A	1,485	N/A	N/A	N/A	N/A	N/A	39,312
Avalon Run East II	Lawrenceville, NJ	312	341,152	70.0	N/A	1,095	N/A	N/A	N/A	N/A	N/A	45,741

UNCONSOLIDATED COMMUNITIES

Avalon Bedford (8)	Stamford, CT	368	331,655	4.6	1961/1998	819	96.7%	94.2%	88.9%	1,514	1.58	N/A
Avalon Chrystie Place I (9) (10)	New York, NY	361	266,555	1.5	N/A	738	N/A	N/A	N/A	N/A	N/A	N/A
Avalon Grove (8)	Stamford, CT	402	363,408	12.0	1996	906	97.0%	94.5%	90.3%	1,918	2.01	N/A
Avalon on the Sound (8) (9)	New Rochelle, NY	412	372,860	2.4	2001	905	97.3%	93.0%	92.0%	2,085	2.14	N/A
Avalon Run (6)	Lawrenceville, NJ	426	443,168	9.0	1994	1,010	94.1%	91.6%	90.5%	1,303	1.15	N/A

(1)	We own a fee simple interest in the communities listed, excepted as noted below.

(2)	Represents community which was under redevelopment during the year, resulting in lower average economic occupancy and average rental rate per square foot for the year.

(3)	Represents community that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(4)	Represents the average rental revenue per occupied apartment home.

(5)	Costs are presented in accordance with generally accepted accounting principles. For current Development Communities, cost represents total costs incurred through December 31, 2004. Financial reporting costs are excluded for unconsolidated communities, see Note 6, “Investments in Unconsolidated Entities.”

(6)	We own a general partnership interest in a partnership that owns a fee simple interest in this community.

(7)	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.

(8)	We own a membership interest in a limited liability company that holds a fee simple interest in this community.

(9)	Community is located on land subject to a land lease.

(10)	This community is in development and is being financed under a joint venture structure with third-party financing, in which the community is owned by a limited liability company managed by one of our wholly-owned subsidiaries.

Features and Recreational Amenities - Current and Development Communities

										Washer				Large	Balcony,			Non-		Homes w/
	1 BR	2BR		3BR						& dryer				storage	patio			direct	Direct	pre-wired
	1/1.5	1/1.5	2/2.5	2/2.5		Studios/			Parking	hook-ups	Vaulted			or walk-in	deck or	Built-in	Car-	access	access	security
	BA	BA	/3 BA	BA	3BA	efficiencies	Other	Total	spaces	or units	ceilings	Lofts	Fireplaces	closet	sunroom	bookcases	ports	garages	garages	systems
CURRENT COMMUNITIES (1)

NORTHEAST
Boston, MA
Avalon at Center Place	103	—	111	5	—	6	—	225	371	All	None	None	None	Half	Some	None	No	No	No	None
Avalon at Faxon Park	68	—	75	28	—	—	—	171	327	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon at Flanders Hill	108	—	142	30	—	—	—	280	589	All	None	Some	Some	All	Some	None	No	Yes	Yes	All
Avalon at Lexington	28	24	90	56	—	—	—	198	362	All	Some	Some	Some	Most	All	None	Yes	Yes	No	All
Avalon at Newton Highlands	90	46	92	56	4	6	—	294	540	All	Some	Some	Some	Most	Most	None	No	Yes	No	All
Avalon at Prudential Center	361	—	237	—	23	148	12	781	538	None	None	None	None	Most	Some	None	No	No	No	None
Avalon at The Pinehills I	12	—	73	16	—	—	—	101	246	All	Some	Some	Some	All	All	None	No	No	Yes	All
Avalon Essex	50	—	62	—	—	—	42	154	336	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Estates	66	16	80	—	—	—	—	162	345	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Ledges	124	—	152	28	—	—	—	304	594	All	None	Some	Some	All	Some	None	No	Yes	No	All
Avalon Oaks	60	24	96	24	—	—	—	204	394	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Oaks West	48	12	48	12	—	—	—	120	232	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Orchards	69	12	75	—	—	—	—	156	307	All	None	Half	Some	Most	All	None	No	Yes	Yes	All
Avalon Summit	154	61	28	2	—	—	—	245	366	None	None	None	None	None	All	None	No	Yes	No	None
Avalon West	40	—	55	25	—	—	—	120	285	All	Some	Some	Some	All	Half	None	No	Yes	Yes	All
Avalon at Steven’s Pond	102	—	202	22	—	—	—	326	663	All	Some	Some	Some	All	All	Some	No	Yes	Yes	All
Essex Place	50	190	—	—	—	—	46	286	450	Some	None	None	None	Some	Some	None	No	No	No	None

Fairfield-New Haven, CT
Avalon at Greyrock Place	104	91	99	12	—	—	—	306	464	All	None	None	None	All	All	None	No	No	Yes	All
Avalon Corners	118	—	77	—	—	—	—	195	273	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Darien	77	—	78	32	—	—	2	189	472	All	Some	Some	Some	Some	All	None	No	No	Yes	All
Avalon Gates	122	—	168	50	—	—	—	340	688	All	Some	Some	None	All	All	None	Yes	Yes	No	All
Avalon Glen	124	—	114	—	—	—	—	238	363	Most	Some	Some	Some	Half	Most	None	Yes	Yes	No	Most
Avalon Haven	44	60	—	24	—	—	—	128	256	All	None	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Lake	36	—	46	—	—	24	29	135	290	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Milford I	184	—	62	—	—	—	—	246	426	All	Some	None	Some	All	All	None	Yes	Yes	No	All
Avalon New Canaan	16	—	64	24	—	—	—	104	194	All	None	Some	Some	All	All	None	No	Yes	Yes	All
Avalon on Stamford Harbor	159	—	130	20	—	14	—	323	623	All	Some	Some	Some	Most	All	None	No	No	No	All
Avalon Springs	—	—	70	32	—	—	—	102	264	All	Half	Half	Most	All	All	None	No	No	Yes	All
Avalon Valley	106	—	134	28	—	—	—	268	637	All	Some	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Walk I & II	272	116	122	74	—	—	180	764	1,411	All	Some	Some	Half	All	All	Some	Yes	No	No	Half

Long Island, NY
Avalon at Glen Cove South	112	—	91	—	—	53	—	256	458	All	None	None	Some	Most	Some	None	No	No	No	Some
Avalon Commons	128	40	112	32	—	—	—	312	485	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Court	172	54	194	44	30	—	—	494	1,110	All	Some	Most	Some	All	All	None	No	Yes	Yes	All
Avalon Towers	—	—	38	—	3	1	67	109	198	All	None	None	None	All	Most	None	No	No	Yes	None

Northern New Jersey
Avalon at Edgewater	158	—	190	60	—	—	—	408	872	All	None	Some	Some	All	All	None	No	No	Yes	Some
Avalon at Florham Park	46	—	107	117	—	—	—	270	581	All	Most	None	Some	All	Some	None	No	No	Yes	All
Avalon Cove	190	—	190	46	2	—	76	504	464	All	Some	Some	Some	All	Most	None	No	Yes	Some	All
The Tower at Avalon Cove	147	24	74	24	—	—	—	269	296	All	None	None	None	Half	Some	None	No	Yes	No	All

Central New Jersey
Avalon at Freehold	42	41	176	37	—	—	—	296	591	All	Some	Some	Some	All	All	None	No	Yes	No	None
Avalon Run East	64	—	106	36	—	—	—	206	401	All	Some	Some	Some	All	All	None	Yes	Yes	Yes	All
Avalon Watch	252	36	142	82	—	—	—	512	781	Most	Some	None	Some	All	All	None	No	Yes	No	None

Features and Recreational Amenities - Current and Development Communities

										Washer				Large	Balcony,			Non-		Homes w/
	1 BR	2BR		3BR						& dryer				storage	patio			direct	Direct	pre-wired
	1/1.5	1/1.5	2/2.5	2/2.5		Studios/			Parking	hook-ups	Vaulted			or walk-in	deck or	Built-in	Car-	access	access	security
	BA	BA	/3 BA	BA	3BA	efficiencies	Other	Total	spaces	or units	ceilings	Lofts	Fireplaces	closet	sunroom	bookcases	ports	garages	garages	systems
New York, NY
Avalon Gardens	208	48	144	104	—	—	—	504	1,382	All	Half	Half	Some	All	Most	None	Yes	Yes	Yes	All
Avalon Green	25	24	56	—	—	—	—	105	208	All	Some	Half	Some	All	All	None	Yes	No	No	All
Avalon Riverview I	184	—	114	—	31	43	—	372	426	All	None	None	None	Most	Some	None	No	Yes	No	Some
Avalon View	115	47	62	64	—	—	—	288	598	All	Some	Some	Some	Most	All	None	Yes	No	No	None
Avalon Willow	150	77	—	—	—	—	—	227	371	All	Some	Some	None	Most	All	None	No	Yes	Yes	All
The Avalon	55	2	43	10	—	—	—	110	167	All	Some	Some	Some	Most	Half	None	No	Yes	No	All

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I, II & III	283	223	154	60	—	—	—	720	1,171	All	Some	None	Some	Some	All	Some	No	No	No	None
Avalon at Symphony Glen	88	14	54	20	—	—	—	176	268	All	Some	None	Most	All	All	Half	No	No	No	None
Avalon Landing	65	18	57	—	—	—	18	158	256	All	None	None	Most	Most	All	None	Yes	No	No	None
Hobbits Grove	36	12	74	48	—	—	—	170		All	Some	Some	Some	Most	Most	None	No	No	No	None

Washington, DC
AutumnWoods	220	72	96	—	—	—	32	420	720	All	Some	None	Some	All	All	Some	Yes	No	No	None
Avalon at Arlington Square	383	20	342	97	—	—	—	842	1,411	All	Some	Some	Some	Some	Some	Some	No	No	Some	All
Avalon at Ballston -Washington Towers	205	28	111	—	—	—	—	344	470	All	None	None	Some	Most	All	None	No	No	Yes	None
Avalon at Cameron Court	208	—	168	—	—	—	84	460	897	All	Some	Some	Some	All	Most	None	No	Yes	Yes	All
Avalon at Decoverly	156	—	104	64	44	—	—	368	627	All	Some	Some	Most	Most	All	None	No	No	No	None
Avalon at Foxhall	160	70	—	3	—	27	48	308	335	All	None	None	Some	Most	All	Some	No	Yes	No	None
Avalon at Gallery Place I	111	77	—	4	—	11	—	203	125	All	Some	None	None	All	Some	None	No	No	No	None
Avalon at Grosvenor Station	265	33	185	13	—	1	—	497	742	All	Some	Some	Some	Most	All	None	No	No	Yes	All
Avalon at Providence Park	19	—	112	4	—	—	6	141	299	All	None	None	Most	All	All	None	No	No	No	None
Avalon at Rock Spring	178	39	133	36	—	—	—	386	680	All	Some	Some	Some	Most	Most	Some	No	No	Yes	All
Avalon at Traville	190	30	232	68	—	—	—	520	1,084	All	Some	Some	Some	Most	Most	Some	No	Yes	Yes	None
Avalon Crescent	186	26	346	—	—	—	—	558	989	All	Some	Some	Half	Most	All	Some	No	Yes	Yes	All
Avalon Crossing	—	27	105	—	—	—	—	132	224	All	Some	Some	Half	All	All	Some	No	Yes	Yes	All
Avalon Fields I & II	74	32	84	32	—	—	66	288	461	All	Some	Some	Half	All	Most	None	No	Yes	No	All
Avalon Knoll	136	55	81	28	—	—	—	300	477	All	Some	None	Half	All	All	Some	No	No	No	None

MIDWEST
Chicago, IL
200 Arlington Place	142	89	148	—	—	30	—	409	650	All	None	None	None	All	Some	None	No	Yes	No	None
Avalon at Danada Farms	80	52	134	29	—	—	—	295	555	All	None	None	Some	All	Some	Some	No	No	Yes	None
Avalon at Stratford Green	45	9	108	21	—	—	9	192	420	All	None	None	Some	Most	Some	Some	No	Yes	Yes	None
Avalon at West Grove	200	200	—	—	—	—	—	400	599	None	None	None	None	None	All	None	Yes	No	No	None
Briarcliffe Lakeside	101	61	30	12	—	—	—	204	355	None	None	None	Some	All	All	None	No	No	No	None

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	55	40	110	59	—	—	—	264	515	All	All	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon Bellevue	110	—	67	—	—	25	—	202	300	All	None	Some	Some	All	All	None	No	No	No	None
Avalon Belltown	64	—	20	—	—	16	—	100	134	All	None	None	None	All	Some	None	No	No	No	Some
Avalon Brandemoor	88	109	149	78	—	—	—	424	732	All	Some	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon HighGrove	84	119	124	56	8	—	—	391	721	All	Some	None	Most	Most	All	Some	Yes	Yes	Yes	All
Avalon ParcSquare	31	26	55	5	7	—	—	124	189	All	None	None	None	All	All	None	No	No	No	All
Avalon Redmond Place	76	44	67	35	—	—	—	222	384	All	Some	None	Most	All	All	None	Yes	Yes	No	None
Avalon RockMeadow	28	48	86	28	16	—	—	206	415	All	Some	None	Most	Most	All	Some	Yes	Yes	Yes	All
Avalon WildReed	36	60	78	60	—	—	—	234	463	All	Some	None	Most	Most	All	Some	Yes	Yes	No	All
Avalon Wildwood	5	—	211	—	17	—	5	238	484	All	Some	None	Most	Some	Most	None	No	No	Yes	All
Avalon Wynhaven	3	42	239	13	28	—	8	333	1,486	All	Most	Some	Most	All	All	None	Yes	Yes	Yes	All
Ravenswood at the Park	162	124	86	28	—	—	—	400	624	All	Some	None	Some	Some	All	None	Yes	Yes	No	None

Features and Recreational Amenities - Current and Development Communities

										Washer				Large	Balcony,			Non-		Homes w/
	1 BR	2BR		3BR						& dryer				storage	patio			direct	Direct	pre-wired
	1/1.5	1/1.5	2/2.5	2/2.5		Studios/			Parking	hook-ups	Vaulted			or walk-in	deck or	Built-in	Car-	access	access	security
	BA	BA	/3 BA	BA	3BA	efficiencies	Other	Total	spaces	or units	ceilings	Lofts	Fireplaces	closet	sunroom	bookcases	ports	garages	garages	systems
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	124	84	—	—	—	—	—	208	210	None	None	None	Most	All	All	None	Yes	No	No	None
Avalon at Willow Creek	99	—	136	—	—	—	—	235	240	All	None	None	None	All	All	None	Yes	No	No	None
Avalon Dublin	72	8	60	48	—	—	16	204	435	Most	Some	None	Most	All	All	None	No	Yes	No	None
Avalon Fremont	130	81	176	—	56	—	—	443	892	All	Most	None	Some	Most	All	None	Yes	Yes	No	All
Avalon Pleasanton	238	—	218	—	—	—	—	456	856	All	Some	None	Most	All	All	None	Yes	Yes	Yes	None
Waterford	208	—	336	—	—	—	—	544	910	Some	Some	None	None	All	All	None	Yes	No	No	None

San Francisco, CA
Avalon at Cedar Ridge	117	33	24	—	—	21	—	195	259	None	None	Some	None	Some	All	None	Yes	No	Yes	None
Avalon at Diamond Heights	90	—	49	15	—	—	—	154	155	None	Some	None	None	All	All	None	No	Yes	No	None
Avalon at Mission Bay North	148	—	95	6	—	1	—	250	198	All	None	Some	None	All	Some	None	No	Yes	No	None
Avalon at Nob Hill	114	—	25	—	—	46	—	185	104	None	None	None	None	None	Some	Most	No	Yes	No	None
Avalon Sunset Towers	183	20	20	—	—	20	—	243	244	None	None	None	None	None	Some	None	No	No	Yes	None
Avalon Foster City	124	123	1	—	—	40	—	288	490	None	None	None	None	Most	Most	None	Yes	No	No	None
Avalon Pacifica	58	106	56	—	—	—	—	220	329	None	None	None	Some	Some	All	None	Yes	Yes	No	None
Avalon Towers by the Bay	103	—	120	—	3	—	—	226	235	All	Some	None	Some	Half	Most	None	No	No	Yes	All
Crowne Ridge	158	68	24	—	—	4	—	254	396	Some	Some	None	Some	None	All	None	Yes	No	Yes	None

San Jose, CA
Avalon at Blossom Hill	90	—	210	—	24	—	—	324	379	All	Some	None	None	Most	All	None	Yes	Yes	No	All
Avalon at Cahill Park	118	—	94	—	6	—	—	218	283	All	Some	Some	Some	Most	All	None	No	Yes	No	None
Avalon at Creekside	158	128	—	—	—	8	—	294	441	None	None	None	Some	None	Most	None	Yes	No	No	None
Avalon at Foxchase	168	—	228	—	—	—	—	396	666	All	Some	None	None	Some	All	None	Yes	No	No	None
Avalon at Parkside	60	—	96	36	—	—	—	192	351	All	Some	None	Half	All	All	Some	Yes	Yes	No	None
Avalon at Pruneyard	212	40	—	—	—	—	—	252	400	All	None	None	None	None	Half	None	Yes	Yes	No	None
Avalon at River Oaks	100	—	126	—	—	—	—	226	358	All	None	None	Most	All	All	None	No	No	Yes	None
Avalon Campbell	156	—	180	—	12	—	—	348	454	All	Some	None	None	All	All	None	Yes	Yes	No	All
Avalon Cupertino	145	—	152	—	14	—	—	311	501	All	Some	None	Some	Some	All	Some	No	Yes	No	None
Avalon Mountain View	108	—	88	52	—	—	—	248	248	All	Some	None	None	Some	All	None	Yes	No	No	None
Avalon on the Alameda	113	—	164	—	28	—	—	305	558	All	Some	None	Some	All	All	Some	No	Yes	No	All
Avalon Rosewalk	168	—	264	—	24	—	—	456	705	All	Some	None	Some	Some	All	Most	Yes	Yes	No	All
Avalon Silicon Valley	338	—	336	18	15	3	—	710	1,400	All	Some	Some	Some	Most	All	Some	No	Yes	No	None
Avalon Sunnyvale	112	10	54	—	—	44	—	220	394	Some	None	None	None	All	All	None	No	No	Yes	None
Avalon Towers on the Peninsula	90	—	115	—	6	—	—	211	512	All	None	None	None	Most	All	None	No	Yes	No	None
CountryBrook	108	—	252	—	—	—	—	360	692	All	Some	None	All	None	All	None	Yes	Yes	No	None
San Marino	103	—	145	—	—	—	—	248	439	All	Some	None	None	Most	All	None	Yes	No	No	None

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	296	102	117	12	—	221	—	748	910	Some	None	None	Some	Some	Some	None	Yes	Yes	No	None
Avalon at Warner Center	88	54	65	20	—	—	—	227	449	All	Some	None	Some	Some	All	None	Yes	No	No	None
Avalon Glendale	75	—	121	—	27	—	—	223	460	All	None	None	Some	All	All	None	No	Yes	No	All
Avalon Redondo Beach	68	—	21	—	—	16	—	105	154	None	Some	Some	None	Some	All	None	No	Yes	No	None
Avalon Woodland Hills	222	—	441	—	—	—	—	663	1,353	Some	None	Some	None	Most	All	None	No	No	No	None
The Promenade	153	—	196	51	—	—	—	400	720	Some	None	Some	All	Some	All	None	No	No	No	None

Features and Recreational Amenities - Current and Development Communities

										Washer				Large	Balcony,			Non-		Homes w/
	1 BR	2BR		3BR						& dryer				storage	patio			direct	Direct	pre-wired
	1/1.5	1/1.5	2/2.5	2/2.5		Studios/			Parking	hook-ups	Vaulted			or walk-in	deck or	Built-in	Car-	access	access	security
	BA	BA	/3 BA	BA	3BA	efficiencies	Other	Total	spaces	or units	ceilings	Lofts	Fireplaces	closet	sunroom	bookcases	ports	garages	garages	systems
Orange County, CA
Avalon at Pacific Bay	144	56	104	—	—	—	—	304	485	All	None	None	None	Half	All	None	Yes	Yes	No	None
Avalon at South Coast	124	—	86	—	—	48		258	426	Some	Half	None	None	Half	All	None	Yes	Yes	No	None
Avalon Mission Viejo	94	28	44	—	—	—	—	166	243	None	None	None	None	None	All	None	Yes	Yes	No	None
Avalon Newport	44	54	—	35	—	12	—	145	244	Most	Some	None	Some	Most	Most	Some	Yes	Yes	No	None
Avalon Santa Margarita	160	—	141	—	—	—	—	301	515	All	None	None	None	None	All	None	Yes	Yes	No	None

San Diego, CA
Avalon at Cortez Hill	114	—	83	—	—	97	—	294	292	None	None	None	None	None	All	None	No	No	Yes	None
Avalon at Mission Bay	270	9	165	—	—	120	—	564	746	None	None	None	None	Some	All	None	No	Yes	No	None
Avalon at Mission Ridge	18	1	98	83	—	—	—	200	381	Most	None	None	Most	Most	Most	None	No	Yes	No	None
Avalon at Penasquitos Hills	48	48	80	—	—	—	—	176	273	All	None	None	All	Some	All	All	Yes	No	No	None

DEVELOPMENT COMMUNITIES

Avalon at Bedford Center	52	—	87	—	—	—	—	139	264	All	None	Some	Some	All	All	None	No	No	Yes	Some
Avalon at Crane Brook	160	12	177	38	—	—	—	387	737	All	Some	Some	Some	All	Some	None	No	Yes	No	All
Avalon Camarillo	125	—	—	124	—	—	—	249	478	All	None	None	None	All	All	None	No	Yes	Yes	All
Avalon Danbury	112	—	98	24	—	—	—	234	54	All	None	Some	Some	Some	All	None	No	Yes	No	Some
Avalon Del Rey	190	—	—	119	—	—	—	309	602	All	None	Some	None	All	All	None	No	Yes	No	All
Avalon Juanita Village	88	—	71	—	9	20	23	211	347	All	Some	None	None	Most	Most	None	No	Yes	Yes	Some
Avalon Orange	112	—	28	28	—	—	—	168	358	All	Some	Some	Some	All	All	Some	Yes	No	No	All
Avalon Pines I	72	—	220	—	6	—	—	298	1,094	All	Most	Some	Some	Most	All	None	No	Yes	Yes	All
Avalon Run East II	72	36	148	56	—	—	—	312	697	All	Some	Some	Some	Most	All	None	No	Yes	Yes	All

Features and Recreational Amenities - Current and Development Communities

		Community	Building
	Buildings	entrance	entrance	Under-	Aerobics			Walking /						Sand	Indoor /
	w/ security	controlled	controlled	ground	dance	Car	Picnic	jogging		Sauna /	Tennis	Racquet-	Fitness	volley-	outdoor	Clubhouse /	Business	Tot
	systems	access	access	parking	studio	wash	area	trail	Pool	whirlpool	court	ball	center	ball	basketball	clubroom	center	lot	Concierge
CURRENT COMMUNITIES (1)

NORTHEAST
Boston, MA
Avalon at Center Place	None	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Faxon Park	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Flanders Hill	All	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Lexington	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Newton Highlands	All	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon at Prudential Center	None	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes
Avalon at The Pinehills I	None	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon Essex	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon Estates	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon Ledges	All	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Oaks	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Oaks West	All	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Orchards	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Summit	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon West	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	No	No	Yes	Yes	No	Yes	No
Avalon at Steven’s Pond	All	No	Yes	No	Yes	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Essex Place	None	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No

Fairfield-New Haven, CT
Avalon at Greyrock Place	All	Yes	No	Yes	No	No	Yes	No	Yes	No	Yes	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon Corners	All	Yes	Yes	Yes	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Darien	None	No	No	No	No	No	Yes	Yes	Yes	No	No	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon Gates	None	Yes	No	No	No	No	Yes	No	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No	Yes	No
Avalon Glen	None	No	Yes	Yes	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	Yes
Avalon Haven	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Lake	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon Milford I	None	Yes	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon New Canaan	All	No	Yes	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon on Stamford Harbor	All	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No	No	Yes	Yes	No	Yes	Yes	Yes	No	Yes
Avalon Springs	All	No	No	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Valley	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Walk I & II	None	No	No	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No

Long Island, NY
Avalon at Glen Cove South	Some	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Commons	All	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Court	All	Yes	Yes	No	No	Yes	Yes	Yes	Yes	No	No	Yes	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Towers	None	No	No	Yes	No	Yes	No	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes

Northern New Jersey
Avalon at Edgewater	All	Yes	Yes	Yes	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Florham Park	None	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Cove	All	Yes	Yes	No	No	No	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes
The Tower at Avalon Cove	All	No	Yes	No	No	No	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes

Central New Jersey
Avalon at Freehold	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Run East	None	No	No	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Watch	None	No	Yes	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No

Features and Recreational Amenities - Current and Development Communities

		Community	Building
	Buildings	entrance	entrance	Under-	Aerobics			Walking /						Sand	Indoor /
	w/ security	controlled	controlled	ground	dance	Car	Picnic	jogging		Sauna /	Tennis	Racquet-	Fitness	volley-	outdoor	Clubhouse /	Business	Tot
	systems	access	access	parking	studio	wash	area	trail	Pool	whirlpool	court	ball	center	ball	basketball	clubroom	center	lot	Concierge
New York, NY
Avalon Gardens	All	No	No	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes
Avalon Green	All	No	No	No	No	No	No	No	Yes	No	No	No	No	Yes	No	Yes	No	No	No
Avalon Riverview I	All	Yes	Yes	No	No	No	Yes	Yes	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon View	None	No	No	No	No	No	Yes	No	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Willow	All	Yes	Yes	Yes	No	No	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	Yes	No	Yes
The Avalon	All	No	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I, II & III	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon at Symphony Glen	None	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Landing	None	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Hobbits Grove	None	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No

Washington, DC
AutumnWoods	None	No	No	No	No	Yes	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	Yes	No	Yes	No
Avalon at Arlington Square	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Ballston - Washington Towers	None	Yes	Yes	Yes	No	No	Yes	No	Yes	No	Yes	No	Yes	No	No	Yes	No	No	Yes
Avalon at Cameron Court	All	Yes	No	No	Yes	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Decoverly	None	No	No	No	No	Yes	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon at Foxhall	None	Yes	Yes	Yes	No	No	No	Yes	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon at Gallery Place I	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	Yes
Avalon at Grosvenor Station	All	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Providence Park	None	No	No	No	No	Yes	No	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon at Rock Spring	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon at Traville	None	No	Yes	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Crescent	None	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon Crossing	None	Yes	No	No	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Fields I & II	All	No	No	No	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Knoll	None	No	Yes	No	No	Yes	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	No	No	Yes	No

MIDWEST
Chicago, IL
200 Arlington Place	None	No	Yes	No	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon at Danada Farms	None	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Stratford Green	None	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	No	No	No	Yes	No	No	Yes
Avalon at West Grove	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	No
Briarcliffe Lakeside	None	No	Yes	No	No	No	No	Yes	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	All	Yes	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Bellevue	None	No	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Belltown	None	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Brandemoor	All	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon HighGrove	None	No	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon ParcSquare	None	Yes	Yes	Yes	No	No	No	Yes	No	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Redmond Place	None	No	No	No	No	Yes	No	Yes	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon RockMeadow	None	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon WildReed	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Wildwood	All	No	No	No	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Wynhaven	None	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Ravenswood at the Park	None	No	No	No	No	No	Yes	No	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	Yes	No

Features and Recreational Amenities - Current and Development Communities

		Community	Building
	Buildings	entrance	entrance	Under-	Aerobics			Walking /						Sand	Indoor /
	w/ security	controlled	controlled	ground	dance	Car	Picnic	jogging		Sauna /	Tennis	Racquet-	Fitness	volley-	outdoor	Clubhouse /	Business	Tot
	systems	access	access	parking	studio	wash	area	trail	Pool	whirlpool	court	ball	center	ball	basketball	clubroom	center	lot	Concierge
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	None	Yes	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon at Willow Creek	Some	Yes	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Dublin	None	No	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	No	Yes	No	No
Avalon Fremont	All	No	No	Yes	Yes	Yes	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon Pleasanton	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	Yes	No	Yes	Yes	No
Waterford	Some	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	Yes	No	No	Yes	No

San Francisco, CA
Avalon at Cedar Ridge	None	No	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon at Diamond Heights	None	No	Yes	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon at Mission Bay North	All	Yes	Yes	Yes	Yes	No	No	No	No	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Nob Hill	None	Yes	Yes	Yes	No	No	Yes	No	No	No	No	No	Yes	No	No	No	No	No	Yes
Avalon Sunset Towers	All	Yes	Yes	Yes	No	Yes	Yes	No	No	No	No	No	No	No	No	No	No	No	No
Avalon Foster City	Some	No	No	No	No	Yes	No	Yes	Yes	No	No	No	No	No	No	Yes	No	Yes	No
Avalon Pacifica	None	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon Towers by the Bay	None	Yes	Yes	Yes	No	No	No	No	No	Yes	No	No	Yes	No	No	Yes	Yes	No	Yes
Crowne Ridge	None	No	No	Yes	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No

San Jose, CA
Avalon at Blossom Hill	None	Yes	Yes	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon at Cahill Park	All	Yes	Yes	Yes	Yes	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	No	No
Avalon at Creekside	Some	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Foxchase	None	No	No	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon at Parkside	None	No	No	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Pruneyard	None	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	No	Yes	No	No
Avalon at River Oaks	None	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Campbell	Some	Yes	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	No	No	Yes	Yes	No	No	Yes	Yes	No
Avalon Cupertino	None	Yes	Yes	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Mountain View	None	No	No	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	No	Yes	Yes	No
Avalon on the Alameda	All	Yes	Yes	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Rosewalk	None	Yes	No	No	Yes	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Silicon Valley	Some	Yes	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Sunnyvale	None	No	No	Yes	Yes	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon Towers on the Peninsula	All	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	No	No	No	Yes
CountryBrook	None	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
San Marino	None	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	No	Yes	No	No
Avalon at Warner Center	None	Yes	Yes	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	No	No	Yes	No	No
Avalon Glendale	None	Yes	Yes	Yes	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Redondo Beach	None	Yes	Yes	Yes	No	No	No	Yes	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Woodland Hills	None	Yes	No	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
The Promenade	None	Yes	Yes	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No

Features and Recreational Amenities - Current and Development Communities

		Community	Building
	Buildings	entrance	entrance	Under-	Aerobics			Walking /						Sand	Indoor /
	w/ security	controlled	controlled	ground	dance	Car	Picnic	jogging		Sauna /	Tennis	Racquet-	Fitness	volley-	outdoor	Clubhouse /	Business	Tot
	systems	access	access	parking	studio	wash	area	trail	Pool	whirlpool	court	ball	center	ball	basketball	clubroom	center	lot	Concierge
Orange County, CA
Avalon at Pacific Bay	None	Yes	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon at South Coast	None	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes	No	No
Avalon Mission Viejo	None	Yes	No	No	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Newport	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Santa Margarita	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No

San Diego, CA
Avalon at Cortez Hill	All	Yes	Yes	No	No	No	No	Yes	Yes	Yes	Yes	No	Yes	No	No	Yes	Yes	No	No
Avalon at Mission Bay	None	Yes	Yes	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Mission Ridge	Some	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No
Avalon at Penasquitos Hills	None	No	No	No	No	No	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	No	No	Yes	Yes	No

DEVELOPMENT COMMUNITIES

Avalon at Bedford Center	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Crane Brook	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Camarillo	None	Yes	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Danbury	Some	No	Yes	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Del Rey	All	Yes	Yes	No	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Juanita Village	Some	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Orange	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Pines I	None	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Run East II	None	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No

(1) For the purpose of this table, Current Communities excludes communities held by unconsolidated real estate joint ventures.

Development Communities

As of December 31, 2004, we had ten Development Communities under construction. We expect these Development Communities, when completed, to add a total of 2,668 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $546,700,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

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

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Run East II Lawrenceville, NJ	312	$49.3	Q2 2003	Q2 2004	Q2 2005	Q4 2005
2.	Avalon at Crane Brook Danvers & Peabody, MA	387	55.9	Q3 2003	Q2 2004	Q1 2005	Q4 2005
3.	Avalon Chrystie Place I (4) New York, NY	361	151.7	Q4 2003	Q3 2005	Q4 2005	Q2 2006
4.	Avalon Pines I Coram, NY	298	48.7	Q4 2003	Q4 2004	Q3 2005	Q1 2006
5.	Avalon Orange Orange, CT	168	22.4	Q1 2004	Q4 2004	Q3 2005	Q4 2005
6.	Avalon Danbury Danbury, CT	234	35.6	Q1 2004	Q2 2005	Q4 2005	Q2 2006
7.	Avalon Del Rey (5) Los Angeles, CA	309	70.0	Q2 2004	Q2 2005	Q4 2005	Q2 2006
8.	Avalon at Juanita Village (6) Kirkland, WA	211	45.5	Q2 2004	Q3 2005	Q4 2005	Q2 2006
9.	Avalon Camarillo Camarillo, CA	249	42.7	Q2 2004	Q3 2005	Q1 2006	Q3 2006
10.	Avalon at Bedford Center Bedford, MA	139	24.9	Q4 2004	Q4 2005	Q2 2006	Q4 2006

	Total	2,668	$546.7

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed under a joint venture structure with third-party financing, in which the community is owned by a limited liability company managed by one of our wholly-owned subsidiaries. The total capitalized cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a community facility. Our portion of the total capitalized cost of this joint venture is projected to be $30,300,000 including community-based tax-exempt debt.

(5)	This community is currently owned by one of our wholly-owned subsidiaries, will be financed, in part or in whole, by a construction loan, and is subject to a joint venture agreement that allows for a 70% joint venture partner to be admitted upon construction completion.

(6)	This community is being developed by one of our wholly-owned, taxable REIT subsidiaries, and is subject to a venture agreement that provides for the transfer of 100% of the ownership interests to the joint venture upon construction completion.

Redevelopment Communities

As of December 31, 2004, we had four communities under redevelopment. We expect the total capitalized cost to complete these communities, including the cost of acquisition, capital expenditures subsequent to acquisition and redevelopment, to be approximately $229,300,000, of which approximately $40,300,000 is the additional capital invested or expected to be invested during redevelopment and $189,000,000 was incurred prior to redevelopment. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.

The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	Reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
1.	Avalon at Prudential Center Boston, MA	781	$133.9	$160.0	Q4 2000	Q2 2006	Q4 2006
2.	Avalon Towers Long Beach, NY	109	17.3	21.5	Q3 2004	Q3 2005	Q3 2005
3.	Avalon at Fairway Hills III Columbia, MD	336	23.3	29.4	Q4 2004	Q2 2006	Q4 2006
4.	Briarcliffe Lakeside (3) Wheaton, IL	204	14.5	18.4	Q4 2004	Q1 2006	Q3 2006

	Total	1,430	$189.0	$229.3

(1)	Total capitalized cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	This community was acquired in 2004 and is currently owned by one of our wholly-owned subsidiaries. However, we expect to reduce our ownership in this community upon closing of the discretionary investment fund.

Development Rights

As of December 31, 2004, we are evaluating the future development of 49 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for fifteen of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 13,491 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At December 31, 2004, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $37,007,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $166,751,000 are reflected as land held for development on the accompanying Consolidated Balance Sheet as of December 31, 2004.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense.

Although the development of any particular Development Right cannot be assured, we believe that the Development Rights, in the aggregate, present attractive potential opportunities for future development and growth of long-term stockholder value.

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or
•	if we undertake construction of any particular community, that we will complete construction at the total capitalized cost assumed in the financial projections in the following table.

The table on the following page presents a summary of the 49 Development Rights we are currently pursuing.

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions) (1)
1.	Los Angeles, CA	(2)	123	$40
2.	San Francisco, CA	(4)	313	117
3.	Newton, MA	(2)	204	63
4.	Rockville, MD Phase II		196	28
5.	Long Island City, NY Phase II and III		602	176
6.	Lyndhurst, NJ	(2)	328	81
7.	New York, NY Phase II and III	(2)	308	142
8.	New Rochelle, NY Phase II and III		588	165
9.	Coram, NY Phase II	(2)	152	26
10.	Bellevue, WA		368	78
11.	Shrewsbury, MA		264	40
12.	Wilton, CT		100	24
13.	Hingham, MA		236	44
14.	Glen Cove, NY	(2)	111	32
15.	Quincy, MA	(2)	148	24
16.	Plymouth, MA Phase II		69	13
17.	Dublin, CA Phase I		304	72
18.	Lexington, MA		387	76
19.	Andover, MA		115	21
20.	Encino, CA	(2)	131	51
21.	West Haven, CT		170	23
22.	Woburn, MA		446	84
23.	Danvers, MA		428	80
24.	Canoga Park, CA		200	47
25.	Tinton Falls, NJ		298	51
26.	Greenburgh, NY Phase II		766	120
27.	Seattle, WA	(2)	194	54
28.	Oyster Bay, NY		273	69
29.	Norwalk, CT		312	63
30.	College Park, MD		320	44
31.	Union City, CA Phase I	(2)	230	58
32.	Union City, CA Phase II	(2)	209	54
33.	Irvine, CA		290	63
34.	Stratford, CT		146	23
35.	Sharon, MA		156	26
36.	Gaithersburg, MD		254	41
37.	White Plains, NY		430	149
38.	Camarillo, CA		376	55
39.	Cohasset, MA		200	38
40.	Dublin, CA Phase II		200	52
41.	Dublin, CA Phase III		205	53
42.	Milford, CT	(2)	284	45
43.	Alexandria, VA		282	56
44.	Shelton, CT		302	49
45.	Wheaton, MD	(2)(3)	320	56
46.	Yaphank, NY		254	43
47.	Plainview, NY		220	47
48.	Rockville, MD	(2)(3)	240	46
49.	Tysons Corner, VA	(2)(3)	439	101

	Total		13,491	$3,003

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

(3)	Represents improved land encumbered with debt. The improved land consists of occupied office buildings and industrial space. NOI from incidental operations from the current improvements will be recorded as a reduction in cost basis as described in the Notes to the Consolidated Financial Statements included elsewhere in this report.

(4)	In December 2004, we entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II. We hold a 25% equity interest in this joint venture and we anticipate that approximately 80% of the total capitalized cost will be financed through a construction loan. This community, if developed, will be located on land subject to a ground lease which expires in December 2103.

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

To achieve this increased concentration, we (i) sell assets that do not meet our long-term investment strategy or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and (ii) redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a nontaxable, like-kind exchange transaction. We sold five communities, containing a total of 1,360 apartment homes, during the period from January 1, 2004 through February 28, 2005. Net proceeds from the sale of these assets were $210,001,000.

Land Acquisitions. We carefully select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2004, we acquired ten land parcels for an aggregate purchase price of $122,775,000. The land parcels purchased, which are currently held for future development, are as follows:

			Estimated	Total
			number	capitalized
		Gross	of apartment	cost (1)	Date	Construction
		acres	homes	($ millions)	acquired	start (2)
1.	Avalon Wilshire	1.7	123	$40	June 2004	2005
	Los Angeles, CA
2.	Avalon Chestnut Hill	4.7	204	63	December 2004	2005
	Newton, MA
3.	Avalon Lyndhurst	5.8	328	81	May 2004	2005
	Lyndhurst, NJ
4.	Avalon Chrystie Place II (4)	1.1	205	97	June 2004	2005
	New York, NY
5.	Avalon Encino	2.0	131	51	July 2004	2005
	Encino, CA
6.	Avalon at Union Square I & II	6.0	439	112	December 2004	2006
	Union City, CA
7.	Avalon Milford II	42.0	284	45	April 2004	2007
	Milford, CT
8.	Avalon at Wheaton (3)	3.4	320	56	May 2004	2007
	Wheaton, MD
9.	Avalon at Twinbrook (3)	4.0	240	46	June 2004	2009
	Rockville, MD
10.	Avalon Tysons West (3)	5.5	439	101	December 2004	2010
	Tysons Corner, VA

	Total	76.2	2,713	$692

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future construction start dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Represents improved land encumbered with debt. The improved land consists of occupied office buildings and industrial space.

(4)	Represents land acquired for the second phase of Avalon Chrystie Place, as discussed in Development Communities, elsewhere in this report.

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

Many of our West Coast communities are located in the general vicinity of active earthquake faults. A large concentration of our communities lie near, and thus are susceptible to, the major fault lines in California, including the San Andreas fault and the Hayward fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In June 2004, we renewed our earthquake insurance. We have in place with respect to communities located in California, for any single occurrence and in the aggregate, $75,000,000 of coverage with a deductible per building equal to five percent of the insured value of that building. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California is subject to a $200,000,000 limit, except with respect to the state of Washington, for which the limit is $65,000,000. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence. In addition, up to a policy aggregate of $3,000,000, the next $400,000 of loss per occurrence outside California will be treated as an additional deductible.

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

Our property insurance policy was scheduled to renew on December 1, 2005; however, in an effort to capitalize on declining insurance rates we elected to extend the first $15,000,000 layer of the policy by five months, thereby changing the renewal date for this layer to May 1, 2006. The remaining layers are currently scheduled to renew on December 1, 2005. We are currently in negotiations with all carriers to align the renewal dates. Based on this policy extension, we have seen a decline in insurance premiums for property coverage, which combined with the cost we may incur as a result of deductibles, we expect will result in declining overall insurance costs as compared to prior periods.

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

We may elect to purchase insurance separate from our corporate or portfolio insurance policies for certain communities. Common insurance policies purchased are builder’s risk policies and owner controlled insurance policies (“OCIP”) that cover workers compensation and general liability risks for us and our enrolled contractors.

In March 2005, we will renew our directors and officers (“D&O”) insurance. We have met with several carriers in anticipation of this renewal. New carriers have entered the insurance market, increasing competition, and the capital capacity of existing carriers has expanded, resulting in a partial reversal of the significant premium increases experienced in recent years. However, the number and severity of recent and pending D&O claims may result in premium increases for this renewal.

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

ITEM 3.      LEGAL PROCEEDINGS

As reported most recently in our Form 10-Q for the quarter ended September 30, 2004, we are currently involved in litigation with York Hunter Construction, Inc. and National Fire Insurance Company. A non-jury trial ended in April 2004 and on May 20, 2004, the court issued a ruling, finding that (i) York Hunter breached the Construction Management Agreement between it and the Company in failing to complete the project and abandoning the construction site and is therefore liable to the Company for consequential damages, and (ii) National Union, having failed to exercise its various rights to perform and complete, is liable to the Company for consequential damages. The Court issued a ruling dated October 6, 2004, awarding the Company approximately $1,250,000 plus interest. The Company has determined that it will file an appeal to seek an increase in the damage award.

Also as reported in our Form 10-Q for the quarter ended September 30, 2004, on June 6, 2003, a purported California class action lawsuit, Julie E. Ko v. AvalonBay Communities, Inc. and Does 1 through 100, was filed against the Company in California’s Los Angeles County Superior Court. The suit purports to be brought on behalf of all of the Company’s former California residents who, during the four-year period prior to the filing of the suit, paid a security deposit to the Company for the rental of residential property in California and had a portion of the deposit withheld by the Company, allegedly in excess of the damages actually sustained by the Company. The plaintiff seeks compensatory and statutory damages in unspecified amounts as well as injunctive relief, restitution, and an award of attorneys’ fees, expenses and costs of suit. The complaint seeking class certification was amended in March 2004 and the Company responded to the amended complaint on May 3, 2004. Due to the uncertainty of many critical factual and legal issues, including the viability of the case as a class action, it is not possible to determine or predict the outcome.

We are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange (NYSE) and the Pacific Exchange (PCX) under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock on the NYSE for the years 2004 and 2003, as reported by the NYSE. On February 28, 2005 there were 675 holders of record of an aggregate of 72,725,148 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.

	2004			2003
	Sales Price		Dividends	Sales Price		Dividends
	High	Low	declared	High	Low	declared
Quarter ended March 31	$54.66	$46.72	$0.70	$40.31	$35.24	$0.70

Quarter ended June 30	$57.80	$48.30	$0.70	$44.45	$37.08	$0.70

Quarter ended September 30	$62.25	$55.89	$0.70	$48.00	$42.38	$0.70

Quarter ended December 31	$75.93	$59.90	$0.70	$49.71	$44.67	$0.70

We expect to continue our policy of paying regular quarterly cash dividends. However, dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors as the Board of Directors may consider relevant. The Board of Directors may modify our dividend policy from time to time. In February 2005, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2005 of $0.71 per share, a 1.4% increase over the previous quarterly dividend of $0.70 per share. The increased dividend is payable on April 15, 2005 to all common stockholders of record as of April 1, 2005.

During the three months ended December 31, 2004, we issued 35,500 shares of common stock in exchange for 35,500 units of limited partnership held by certain limited partners of Avalon DownREIT V, L.P. and Bay Pacific Northwest, L.P. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. We are relying on the exemption based on factual representations received from the limited partners who received these shares.

Information regarding securities authorized for issuance under equity compensation plans is included in the section entitled “Security Ownership of Certain Beneficial Owners and Managers and Related Stockholder Matters” on page 58 of this Form 10-K.

ITEM 6.     SELECTED FINANCIAL DATA

The following table provides historical consolidated financial, operating and other data for AvalonBay Communities, Inc. You should read the table with our Consolidated Financial Statements and the Notes included in this report. Dollars in thousands, except per share information.

	For the year ended
	12-31-04	12-31-03	12-31-02	12-31-01	12-31-00

Revenue:
Rental and other income	$647,850	$591,411	$568,352	$562,202	$503,228
Management, development and other fees	604	931	2,145	1,386	1,107

Total revenue	648,454	592,342	570,497	563,588	504,335

Expenses:
Operating expenses, excluding property taxes	189,223	172,393	155,799	140,295	126,051
Property taxes	62,665	56,120	50,767	45,873	40,872
Interest expense	131,314	133,637	118,288	99,456	78,927
Depreciation expense	160,815	147,658	130,488	115,082	107,833
General and administrative expense	18,074	14,830	13,449	14,705	13,013
Impairment loss	—	—	6,800	—	—

Total expenses	562,091	524,638	475,591	415,411	366,696

Equity in income of unconsolidated entities	1,100	25,535	55	856	2,428
Interest income	194	3,440	3,978	6,823	4,764
Venture partner interest in profit-sharing	(1,178)	(1,688)	(857)	1,158	—
Minority interest in consolidated partnerships	(150)	(950)	(865)	(948)	(1,038)

Income before gain on sale of real estate assets	86,329	94,041	97,217	156,066	143,793
Gain on sale of real estate assets	—	—	—	62,852	40,779

Income from continuing operations before cumulative effect of change in accounting principle	86,329	94,041	97,217	218,918	184,572
Discontinued operations:
Income from discontinued operations	6,444	16,494	27,508	30,079	26,032
Gain on sale of real estate assets	122,425	160,990	48,893	—	—

Total discontinued operations	128,869	177,484	76,401	30,079	26,032

Income before cumulative effect of change in accounting principle	215,198	271,525	173,618	248,997	210,604
Cumulative effect of change in accounting principle	4,547	—	—	—	—

Net income	219,745	271,525	173,618	248,997	210,604
Dividends attributable to preferred stock	(8,700)	(10,744)	(17,896)	(40,035)	(39,779)

Net income available to common stockholders	$211,045	$260,781	$155,722	$208,962	$170,825

Per Common Share and Share Information:

Earnings per common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$1.15	$1.21	$1.15	$2.62	$2.19
Discontinued operations	$1.80	$2.59	$1.11	$0.46	$0.39

Net income available to common stockholders	$2.95	$3.80	$2.26	$3.08	$2.58

Weighted average common shares outstanding — basic	71,564,202	68,559,657	68,772,139	67,842,752	66,309,707

Earnings per common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$1.16	$1.20	$1.13	$2.56	$2.14
Discontinued operations	$1.76	$2.53	$1.10	$0.46	$0.39

Net income available to common stockholders	$2.92	$3.73	$2.23	$3.02	$2.53

Weighted average common shares outstanding — diluted	73,354,956	70,203,467	70,674,211	69,781,719	68,140,998

Cash dividends declared	$2.80	$2.80	$2.80	$2.56	$2.24

	For the year ended
	12-31-04	12-31-03	12-31-02	12-31-01	12-31-00

Other Information:
Net income	$219,745	$271,525	$173,618	$248,997	$210,604
Depreciation — continuing operations	160,815	147,658	130,488	115,082	107,833
Depreciation — discontinued operations	1,852	6,138	13,989	14,997	14,777
Interest expense — continuing operations	131,314	133,637	118,288	99,456	78,927
Interest expense — discontinued operations	508	2,380	3,094	3,747	4,682
Interest income	(194)	(3,440)	(3,978)	(6,823)	(4,764)

EBITDA (1)	$514,040	$557,898	$435,499	$475,456	$412,059

Funds from Operations (2)	$246,247	$230,566	$251,410	$275,755	$252,013
Number of Current Communities (3)	138	131	137	126	126
Number of apartment homes	40,142	38,504	40,179	37,228	37,147

Balance Sheet Information:
Real estate, before accumulated depreciation	$5,697,144	$5,431,757	$5,369,453	$4,837,869	$4,535,969
Total assets	$5,068,281	$4,909,582	$4,950,835	$4,664,289	$4,397,255
Notes payable and unsecured credit facilities	$2,442,291	$2,337,817	$2,471,163	$2,082,769	$1,729,924

Cash Flow Information:
Net cash flows provided by operating activities	$275,678	$239,677	$307,810	$320,528	$302,083
Net cash flows provided by (used in) investing activities	$(251,683)	$33,935	$(435,796)	$(274,941)	$(258,155)
Net cash flows provided by (used in) financing activities	$(29,471)	$(279,465)	$68,008	$(29,909)	$5,685

Notes to Selected Financial Data

(1)	EBITDA is defined by us as net income before interest income and expense, income taxes, depreciation and amortization from both continuing and discontinued operations. Under this definition, which complies with the rules and regulations of the Securities and Exchange Commission, EBITDA includes gains on sale of assets and gain on sale of partnership interests. Management generally considers EBITDA to be an appropriate supplemental measure to net income of our operating performance because it helps investors to understand our ability to incur and service debt and to make capital expenditures. EBITDA should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles, or “GAAP”), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of EBITDA may not be comparable to EBITDA as calculated by other companies.

(2)	We generally consider Funds from Operations, or “FFO,” to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report. Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts®, (“NAREIT”), we calculate FFO as net income or loss computed in accordance with GAAP, adjusted for:

•	gains or losses on sales of previously depreciated operating communities;
•	extraordinary gains or losses (as defined by GAAP);
•	cumulative effect of change in accounting principle;
•	depreciation of real estate assets; and
•	adjustments for unconsolidated partnerships and joint ventures.

In 2004, we changed our methodology for the calculation of FFO to include gains or losses on undepreciated property (i.e., land). FFO includes gains on land sales of $1,138 and $1,234 in 2004 and 2003, respectively, and, as a result, FFO for 2003 has been increased from amounts previously reported. The inclusion of these gains or losses is acceptable, but not required, under the definition of FFO adopted by NAREIT. The treatment of these gains and losses varies within the REIT industry; however, we believe that inclusion of these gains and losses allows for a better comparison of our reported FFO to FFO as reported by our peers in the apartment REIT industry. FFO does not represent net income in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO. The following is a reconciliation of net income to FFO:

	For the year ended
	12-31-04	12-31-03	12-31-02	12-31-01	12-31-00
Net income	$219,745	$271,525	$173,618	$248,997	$210,604
Dividends attributable to preferred stock	(8,700)	(10,744)	(17,896)	(40,035)	(39,779)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	157,988	128,278	142,980	128,086	120,208
Minority interest expense, including discontinued operations	3,048	1,263	1,601	1,559	1,759
Cumulative effect of change in accounting principle	(4,547)	—	—	—	—
Gain on sale of operating communities	(121,287)	(159,756)	(48,893)	(62,852)	(40,779)

Funds from Operations attributable to common stockholders	$246,247	$230,566	$251,410	$275,755	$252,013

Weighted average common shares outstanding — diluted	73,354,956	70,203,467	70,674,211	69,781,719	68,140,998
FFO per common share — diluted	$3.36	$3.28	$3.55	$3.95	$3.70

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We focus on the investment in and ownership and operation of apartment communities in high barrier-to-entry markets of the United States. As of February 28, 2005, we had 138 current operating communities, which are the primary contributors to our overall operating performance. The net operating income of these communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels, and our ability to control operating costs. Our overall financial performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired apartment communities. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in high barrier-to-entry markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy and when pricing is attractive.

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

Business Description and Community Information Overview

We believe that apartment communities present an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base should help reduce demand volatility over a real estate cycle. We intend to continue to pursue real estate investments in markets where constraints to new supply exist, and where new rental household formations are expected to out-pace multifamily permit activity over the course of the real estate cycle. Barriers-to-entry in our markets generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply.

We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. Our strategy is to deeply penetrate these markets with a broad range of products and services and an intense focus on our customer. A substantial majority of our communities are upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.

We believe that, over an entire business cycle, lower housing affordability and the limited new supply of apartment homes in our markets will result in a higher propensity to rent and larger increases in cash flow relative to other markets. However, throughout the business cycle, apartment market fundamentals, and therefore operating cash flows, are affected by overall economic conditions. A number of our markets experienced economic contraction due to job losses in 2002 and 2003, particularly in the technology, telecom and financial services sectors. This resulted in a prolonged period of weak apartment market fundamentals as reflected in declining rental rates and demand. However, 2004 was a year of transition, where the economy showed signs of an early phase recovery, as evidenced by modest job growth and declining unemployment claims. The improvement in the economic environment has resulted in more stabilized apartment market fundamentals, as reflected in the following operating results achieved within our Established Community portfolio specifically during the last three months of 2004:

•	we achieved both sequential and year-over-year revenue growth, our second year-over-year increase since 2001;

•	economic occupancy stabilized and remained at approximately 95% in each of our markets, despite a seasonal decline in leasing;
•	concessions per move-in declined both sequentially and on a year-over-year basis; and
•	we achieved the first sequential increase in average rental rates since 2001.

Based on these results we believe that 2005 will be a year of continued growth. We expect that with continued job growth in our markets, apartment market fundamentals (the demand/supply balance) will continue to improve such that apartment rental demand will outpace new supply by a ratio of almost two to one. The improvement may not be experienced evenly throughout our markets, but is nevertheless expected to result in overall revenue growth for our Established Community portfolio in 2005.

In anticipation of continued improvement in apartment fundamentals and stronger apartment demand, we have increased our development and acquisition volume. During 2004, we increased our level of acquisition activity in preparation of the closing of a discretionary investment fund. In addition, we continued to secure new Development Rights, as discussed below, bringing our pipeline for potential development opportunities to a new high. However, we continued to dispose of communities in 2004 in response to opportunities to realize value. In 2005, we expect to continue acquisitions for the discretionary investment fund, particularly potential redevelopment opportunities, and to continue to be an opportunistic seller, while increasing our development activity over 2004 levels.

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

As of December 31, 2004, we owned or held an ownership interest in 148 apartment communities containing 42,810 apartment homes in ten states and the District of Columbia, of which ten communities were under construction and four communities were under reconstruction. In addition, we owned a direct or indirect ownership interest in Development Rights to develop an additional 49 communities that, if developed in the manner expected, will contain an estimated 13,491 apartment homes.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different estimates or assumptions had been made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. As a REIT that owns, operates and develops apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization, asset impairment evaluation and REIT status. A discussion of all of our accounting policies, including further discussion of the critical accounting policies described below, can be found in Note 1, “Organization and Significant Accounting Policies” of our Consolidated Financial Statements.

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

We generally capitalize only non-recurring expenditures. We capitalize improvements and upgrades only if the item: (i) exceeds $15,000; (ii) extends the useful life of the asset; and (iii) is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include: (i) carpet and appliance replacements; (ii) floor coverings; (iii) interior painting; and (iv) other redecorating costs. Because we expense recurring make-ready costs such as carpet replacements, our expense levels and volatility are greatest in the third quarter of each year as this is when we experience our greatest amount of turnover. We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense replacements of personal property.

In 2004, 2003 and 2002, the amounts capitalized (excluding land costs) related to acquisitions, development and redevelopment were $347,091,000, $296,764,000 and $457,851,000, respectively. For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $12,347,000 or $354 per apartment home in 2004, $11,064,000 or $333 per apartment home in 2003 and $10,214,000 or $302 per apartment home in 2002. In addition, revenue generating capital expenditures, such as water submetering equipment and cable installations, were $637,000, $529,000 and $697,000 in 2004, 2003 and 2002, respectively. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities was $1,348 in 2004, $1,262 in 2003 and $1,224 in 2002. Historically, we have experienced a gradual increase in capitalized costs and expensed maintenance costs per apartment home as the average age of our communities has increased, and expensed maintenance costs have fluctuated with turnover. We expect these trends to continue, with capitalized costs increasing in 2005 over prior year levels as we embark on a number of community upgrades and improvements.

Asset Impairment Evaluation

If there is an event or change in circumstance that indicates an impairment in the value of a community, our policy is to assess the impairment by making a comparison of the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell.

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

REIT Status

We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a real estate investment trust, or REIT. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Results of Operations

Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to market conditions, net operating income derived from acquisitions and development completions, the loss of net operating income related to disposed communities and capital market, disposition and financing activity. A comparison of our operating results for the years 2004, 2003 and 2002 follows (dollars in thousands):

	2004	2003	$ Change	% Change	2003	2002	$ Change	% Change
Revenue:
Rental and other income	$647,850	$591,411	$56,439	9.5%	$591,411	$568,352	$23,059	4.1%
Management, development and other fees	604	931	(327)	(35.1%)	931	2,145	(1,214)	(56.6%)

Total revenue	648,454	592,342	56,112	9.5%	592,342	570,497	21,845	3.8%

Expenses:
Direct property operating expenses, excluding property taxes	156,576	142,322	14,254	10.0%	142,322	125,247	17,075	13.6%
Property taxes	62,665	56,120	6,545	11.7%	56,120	50,767	5,353	10.5%

Total community operating expenses	219,241	198,442	20,799	10.5%	198,442	176,014	22,428	12.7%

Net operating income	429,213	393,900	35,313	9.0%	393,900	394,483	(583)	(0.1%)

Corporate-level property management and other indirect operating expenses	27,956	27,123	833	3.1%	27,123	25,894	1,229	4.7%
Investments and investment management	4,691	2,948	1,743	59.1%	2,948	4,658	(1,710)	(36.7%)
Interest expense	131,314	133,637	(2,323)	(1.7%)	133,637	118,288	15,349	13.0%
Depreciation expense	160,815	147,658	13,157	8.9%	147,658	130,488	17,170	13.2%
General and administrative expense	18,074	14,830	3,244	21.9%	14,830	13,449	1,381	10.3%
Impairment loss	—	—	—	—	—	6,800	(6,800)	(100.0%)

Total other expenses	342,850	326,196	16,654	5.1%	326,196	299,577	26,619	8.9%

Equity in income of unconsolidated entities	1,100	25,535	(24,435)	(95.7%)	25,535	55	25,480	n/a
Interest income	194	3,440	(3,246)	(94.4%)	3,440	3,978	(538)	(13.5%)
Venture partner interest in profit-sharing	(1,178)	(1,688)	510	(30.2%)	(1,688)	(857)	(831)	97.0%
Minority interest in consolidated partnerships	(150)	(950)	800	(84.2%)	(950)	(865)	(85)	9.8%

Income from continuing operations before cumulative effect of change in accounting principle	86,329	94,041	(7,712)	(8.2%)	94,041	97,217	(3,176)	(3.3%)

Discontinued operations:

Income from discontinued operations	6,444	16,494	(10,050)	(60.9%)	16,494	27,508	(11,014)	(40.0%)
Gain on sale of real estate assets	122,425	160,990	(38,565)	(24.0%)	160,990	48,893	112,097	229.3%

Total discontinued operations	128,869	177,484	(48,615)	(27.4%)	177,484	76,401	101,083	132.3%

Income before cumulative effect of change in accounting principle	215,198	271,525	(56,327)	(20.7%)	271,525	173,618	97,907	56.4%
Cumulative effect of change in accounting principle	4,547	—	4,547	100.0%	—	—	—	—

Net income	219,745	271,525	(51,780)	(19.1%)	271,525	173,618	97,907	56.4%
Dividends attributable to preferred stock	(8,700)	(10,744)	2,044	(19.0%)	(10,744)	(17,896)	7,152	(40.0%)

Net income available to common stockholders	$211,045	$260,781	$(49,736)	(19.1%)	$260,781	$155,722	$105,059	67.5%

Net income available to common stockholders decreased $49,736,000, or 19.1%, to $211,045,000 in 2004. This decrease is primarily attributable to lower gains on sales as a result of reduced disposition activity from the historically high levels experienced in 2003, partially offset by increased net operating income from newly developed and acquired communities. Net income available to common stockholders increased $105,059,000 or 67.5% to $260,781,000 in 2003. This increase is primarily attributable to gains on sales of communities due to increased disposition activity, including gains reflected in equity in income of unconsolidated entities, and the absence of impairment losses in 2003, partially offset by increases in interest and depreciation expense.

Net operating income (“NOI”) is considered by management to be an important and appropriate supplemental measure to net income of the operating performance of our communities because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community, and allows for an easy comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.

NOI is defined by us as total revenue less direct property operating expenses, including property taxes, and excludes:

•	corporate-level property management and other indirect operating expenses;
•	investments and investment management;
•	interest income and expense;
•	general and administrative expense;
•	impairment losses;
•	equity in income of unconsolidated entities;
•	minority interest in consolidated partnerships;
•	venture partner interest in profit-sharing;
•	depreciation expense;
•	gain on sale of real estate assets;
•	cumulative effect of change in accounting principle; and
•	income from discontinued operations.

NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for 2004, 2003 and 2002, along with a reconciliation to net income for each year, is provided in the preceding table.

The NOI increase of $35,313,000 in 2004 and decrease of $583,000 in 2003, as compared to the prior years, consist of changes in the following categories (dollars in thousands):

	2004	2003
	Increase (Decrease)	Increase (Decrease)(1)

Established Communities	$(3,963)	$(27,335)

Other Stabilized Communities	16,818	9,145

Development and Redevelopment Communities	23,138	18,727

Non-allocated	(680)	(1,120)

Total	$35,313	$(583)

(1)	For purposes of this table, amounts have been restated from amounts previously reported for changes in discountinued operations as described in Note 7, “ Discountinued Operations - Real Estate Assets Sold or Held for Sale, ” of our Consolidated Financial Statements.

The NOI decreases in Established Communities were largely due to the effects of the weakened economy in our markets during 2003 and the first half of 2004. The impact of historical job losses in many of our markets, in addition to strong single-family home sales, aggravated a weak demand environment, which caused market rental rates to decline. However, 2004 was a year of transition, where modest job growth and declining unemployment claims reflected the early stages of an economic recovery. Strengthening apartment fundamentals, along with strong on-site execution, resulted in year-over-year increases in NOI during the latter half of 2004, as evidenced in the diminishing decline in NOI in 2004 as compared to 2003. Based on economic forecasts that project an acceleration in job growth in our markets in 2005 as compared to the modest job growth experienced in 2004, we expect an improved demand/supply ratio in 2005. Our occupancy has reached stabilized levels, and we began to increase rental rates and reduce concessions in the latter half of 2004. In 2005, we expect the positive momentum from 2004 to continue, resulting in growth in revenue from our Established Communities of 2.0% to 4.0% in 2005 as compared to 2004. We aggressively manage operating expenses, which we expect to increase by 1.5% to 3.5% in 2005, resulting in NOI growth for our Established Community portfolio of 2.5% to 4.5% in 2005 as compared to 2004.

Rental and other income increased in both 2004 and 2003 due to rental income generated from newly developed and acquired communities, as well as increased occupancy for our Established Communities, partially offset by declines in effective rental rates for our Established Communities. We expect continued improvement in apartment fundamentals due largely to the job growth projected for 2005.

Overall Portfolio — The weighted average number of occupied apartment homes increased to 36,431 apartment homes for 2004 as compared to 32,629 apartment homes for 2003 and 30,437 in 2002. This change is primarily the result of increased homes available from newly developed and acquired communities and an increase in the overall occupancy rate, partially offset by communities sold in 2003 and 2004. The weighted average monthly revenue per occupied apartment home decreased to $1,479 in 2004 as compared to $1,508 in 2003 and $1,539 in 2002, primarily due to the poor demand/supply fundamentals in our markets that resulted in a high concessionary environment in certain of our markets.

Established Communities — Rental revenue decreased $1,496,000, or 0.3%, in 2004 and $20,424,000, or 4.3%, in 2003. These decreases are due to declining rental rates, partially offset by increased economic occupancy as compared to the prior years. For 2004, the weighted average monthly revenue per occupied apartment home decreased 1.8% to $1,418 compared to $1,444 in 2003, partially due to the impact of increased concessions granted throughout 2003 and into 2004. The average economic occupancy increased from 93.8% in 2003 to 95.3% in 2004. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. We expect rental revenue from Established Communities to increase 2.0% to 4.0% in 2005 as compared to 2004.

Although rental revenue from the Established Community portfolio as a whole was relatively flat in 2004 as compared to 2003, we had increases in Established Communities’ rental revenue in four of our six regions. The largest increase was in the Mid-Atlantic with an increase in rental revenue of 2.4% between years, reflecting an increase in both economic occupancy and average rental rates. In addition, in Southern California, we were able to increase average rental rates by 1.5%, while also increasing economic occupancy by 0.4%, resulting in an increase in rental revenue of 1.9% between years. The Midwest and Pacific Northwest experienced increases in rental revenue of 2.2% and 1.4%, respectively, during 2004 as compared to 2003, reflecting increased economic occupancy partially offset by declining average rental rates.

However, our total rental revenue from Established Communities was impacted by the continued declines in average rental rates in certain Northern California and Northeast markets. Northern California, which accounted for approximately 31.1% of Established Community rental revenue during 2004, experienced a decline in rental revenue of 3.1% in 2004 as compared to 2003, partially related to the continued impact of job losses experienced in the technology sector in prior years. Although economic occupancy in Northern California increased to an average of 95.6% in 2004, average rental rates dropped 3.4% to $1,365 from $1,413 during 2003. However, we began to see signs of improvement in Northern California during the last three months of 2004, as average rental rates and economic occupancy both increased sequentially. Therefore, we expect year-over-year revenue growth in Northern California in 2005.

The Northeast region accounted for approximately 34.2% of Established Community rental revenue during 2004. Rental revenue remained relatively flat as compared to 2003, as the region entered the early stages of economic recovery from the job losses experienced in the financial services sector in prior years. Economic occupancy increased by 2.5% during 2004, while average rental rates dropped 2.5% to $1,800 from $1,847 in 2003. The Northeast region appears to be stabilizing, as reflected in year-over-year rental revenue growth during the latter half of 2004. Although we expect pressure on rental rates to continue in the Northeast region, we expect year-over-year revenue growth in the Northeast in 2005, but at a lesser pace than other regions.

In accordance with GAAP, cash concessions are amortized as an offset to rental revenue over the approximate lease term, which is generally one year. As a supplemental measure, we also present rental revenue with concessions stated on a cash basis to help investors evaluate the impact of both current and historical concessions on GAAP based rental revenue and to more readily enable comparisons to revenue as reported by other companies. Rental revenue with concessions stated on a cash basis also allows investors to understand historical trends in cash concessions, as well as current rental market conditions.

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the years ended December 31, 2004 and 2003 (dollars in thousands). Information for the year ended December 31, 2002 is not presented, as Established Community classification is not applicable prior to January 1, 2003. See Note 9, “Segment Reporting,” of our Consolidated Financial Statements.

	For the year ended
	12-31-04	12-31-03

Rental revenue (GAAP basis)	$439,914	$441,410
Concessions amortized	16,260	12,506
Concessions granted	(16,418)	(14,567)

Rental revenue adjusted to state concessions on a cash basis	$439,756	$439,349

Year-over-year % change — GAAP revenue	(0.3%)	n/a

Year-over-year % change — cash concession based revenue	0.1%	n/a

Concessions granted per move-in for Established Communities averaged $974 during 2004, an increase of 15.5% from $843 in 2003. Concessions granted per move-in peaked at $1,109 during the three months ended June 30, 2004, before subsiding to $861 during the three months ended December 31, 2004. The decrease in recent months is expected to continue into 2005 as demand/supply fundamentals improve with job growth and we regain pricing power. However, because we amortize concessions over the lease term, the historically high concessions from 2004 will continue to lower reported operating results in 2005.

Management, development and other fees decreased in both 2004 and 2003 as compared to prior years due to a decrease in the number of communities that we manage. In addition, in 2002 we recognized $711,000 in construction management fees in connection with the redevelopment of a community owned by a limited liability company in which we have a membership interest. In 2005, we expect management, development and other fees to increase as we begin to earn asset and property management fees from the discretionary investment fund discussed elsewhere in this report.

Direct property operating expenses, excluding property taxes increased in both 2004 and 2003 due to the addition of recently developed and acquired apartment homes, coupled with increased expenses due to salary increases and leasing bonuses, as well as increased make-ready costs associated with increasing occupancy.

For Established Communities, direct property operating expenses, excluding property taxes, increased $2,131,000, or 2.2%, to $141,823,000 in 2004 due primarily to increased salaries and leasing bonuses, as well as increased make-ready costs associated with increasing occupancy as discussed above. During 2003, operating expenses increased $5,724,000, or 6.1%, due primarily to inclement weather, increased insurance costs and bad debt expenses. We expect expense growth in 2005 to be consistent with growth levels in 2004 with pressure on salaries and utilities, partially offset by moderation in bad debt expenses, marketing costs and insurance.

Property taxes increased in both 2004 and 2003 as compared to prior years due to overall higher assessments and the addition of newly developed and redeveloped apartment homes, partially offset by property tax refunds.

For Established Communities, property taxes increased in 2004 and 2003 by $333,000 and $1,470,000, respectively, as compared to the prior year, due to overall higher assessments throughout all regions, partially offset by successful tax appeals. We expect property taxes to increase in 2005 as local jurisdictions are expected to continue to seek additional revenue sources to offset budget deficits. We manage property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.

Corporate-level property management and other indirect operating expenses increased in 2004 due to increased compensation costs. During 2003, corporate-level property management and other indirect operating expenses increased due to associate separation costs, as well as increased corporate-level marketing and customer service costs to respond to pressure on economic occupancy.

Investments and investment management reflects the costs incurred related to investment acquisitions, investment management and abandoned pursuit costs, which include the abandonment or impairment of development pursuits, acquisition pursuits and technology investments. Investments and investment management increased in 2004 as compared to 2003 due to costs incurred in forming a potential discretionary investment fund, increased compensation costs and increased abandoned pursuit costs. Investments and investment management decreased in 2003 as compared to 2002 due to decreases in abandoned pursuit costs. Abandoned pursuit costs were $1,726,000, $1,180,000 and $2,800,000 in 2004, 2003 and 2002, respectively. Abandoned pursuit costs can be volatile, and the activity experienced in any given year may not be experienced in future years. We expect investments and investment management costs to continue to increase in 2005 due to the costs associated with operating and managing the investment fund.

Interest expense decreased in 2004 as compared to 2003 primarily due to the repayment of unsecured debt and reissuance at lower interest rates, overall lower interest rates and lower average outstanding balances on our unsecured credit facility. Interest expense increased in 2003 as compared to 2002, primarily due to the issuance in late 2002 of unsecured notes and higher average outstanding balances on our unsecured credit facility, partially offset by the repayment of certain unsecured notes and overall lower interest rates on both short-term and long-term borrowings. We expect interest expense to increase in 2005 as interest rates rise and we increase our leverage from current levels.

Depreciation expense increased in both 2004 and 2003 primarily due to the completion of development and redevelopment activities, as well as the acquisition of new communities in 2002 and 2004.

General and administrative expense (“G&A”) increased in 2004 as a result of higher compensation expense, increased litigation and settlement costs associated with certain community and corporate matters and additional corporate governance costs, including costs relating to compliance with Sarbanes-Oxley. G&A increased in 2003 as a result of construction litigation relating to a community that has completed development and increased directors and officers (“D&O”) insurance, which was renewed in March 2003. We expect G&A to continue to increase in 2005 due to increased corporate governance (primarily Sarbanes-Oxley compliance) and compensation costs, but at a reduced pace as compared to 2004.

Impairment loss of $6,800,000 was recorded during 2002 related to two land parcels that were determined not likely to proceed to development and therefore were planned for disposition. No impairment losses were recorded in either 2004 or 2003.

Equity in income of unconsolidated entities decreased in 2004 and increased in 2003 primarily due to our share of the gain received on a community sold in 2003 which was accounted for under the equity method in which we held a 50% interest.

Interest income decreased in 2004 and 2003 as compared to prior years due to lower average cash balances invested and lower interest rates. In addition, effective January 1, 2004, we consolidated an entity from which we held a participating mortgage note due to the implementation of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51,” as revised in December 2003. Therefore, interest income that we recognized in 2003 and 2002 is not reflected in 2004 as such amounts were eliminated in consolidation. (See Note 1, “Organization and Significant Accounting Policies,” of the Consolidated Financial Statements). On October 15, 2004, we received payment in full of the outstanding mortgage note due from this entity. The mortgage note was repaid prior to its scheduled maturity, and therefore the total proceeds of $33,994,000 included an early prepayment premium of approximately $1,240,000 (net of related legal costs) along with the unpaid principal balance and accrued interest. Upon repayment of the mortgage note, our economic interest in this entity ended, and therefore this entity was no longer considered a variable interest entity under FIN 46 and we discontinued consolidation.

Venture partner interest in profit-sharing represents the income allocated to our venture partner in a profit-sharing arrangement as discussed in Note 6, “Investments in Unconsolidated Entities,” of our Consolidated Financial Statements. Fluctuations as compared to prior years are due to changes in the net income of the underlying real estate. Effective December 31, 2004, we no longer account for our interest in this venture as a profit-sharing arrangement.

Minority interest in consolidated partnerships decreased in 2004 due to the consolidation of an entity under FIN 46, as discussed above. We do not hold an equity interest in this entity, and therefore 100% of the entity’s net income or loss is recognized as minority interest in consolidated partnerships.

Income from discontinued operations represents the net income generated by communities sold during the period from January 1, 2002 through December 31, 2004. The decreases in 2004 and 2003 are due to the timing of the sale of five communities in 2004 and eleven communities in 2003.

Gain on sale of communities decreased in 2004 and increased in 2003 due to the volume of disposition activity in each year. The amount of gains realized depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area. We expect to continue to sell communities based on overall portfolio allocation needs as well as to respond to opportunities in the market to maximize risk adjusted returns.

Cumulative effect of change in accounting principle in 2004 is a result of the implementation of FIN 46, discussed above, and represents the difference between the net assets consolidated under FIN 46 and the previously recorded net assets.

Dividends attributable to preferred stock decreased during 2004 and 2003 primarily as a result of several preferred stock redemptions during 2003 and 2002.

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

Liquidity and Capital Resources

Factors affecting our liquidity and capital resources are our cash flows from operations, financing activities and investing activities. Operating cash flow has historically been determined by: (i) the number of apartment homes currently owned, (ii) rental rates, (iii) occupancy levels and (iv) operating expenses with respect to apartment homes. The timing, source and amount of cash flow provided by financing activities and used in investing activities are sensitive to the capital markets environment, particularly to changes in interest rates. The timing and type of capital markets activity in which we engage, as well as our plans for development, redevelopment, acquisition and disposition activity, are affected by changes in the capital markets environment, such as changes in interest rates or the availability of cost-effective capital.

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

We anticipate that we can fully satisfy these needs from a combination of cash flow provided by operating activities, proceeds from asset dispositions and borrowing capacity under our variable rate unsecured credit facility.

Cash and cash equivalents totaled $1,582,000 at December 31, 2004, a decrease of $5,476,000 from $7,058,000 on December 31, 2003. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities increased to $275,678,000 in 2004 from $239,677,000 in 2003, primarily due to additional NOI from recently acquired and developed communities, partially offset by the loss of NOI from the 16 communities sold in 2004 and 2003, as discussed earlier in this report.

Investing Activities — Net cash used in investing activities of $251,683,000 in 2004 related to investments in assets through development, redevelopment and acquisition of apartment communities, partially offset by proceeds from asset dispositions and the receipt of payment on a participating mortgage note. During 2004, we invested $498,020,000 in the purchase and development of real estate and capital expenditures:

•	We began the development of six new communities. These communities, if developed as expected, will contain a total of 1,310 apartment homes, and the total capitalized cost, including land acquisition costs, is projected to be approximately $241,100,000. We completed the development of seven communities containing a total of 2,135 apartment homes for a total capitalized cost, including land acquisition cost, of $363,700,000.
•	We began the redevelopment of three communities, two of which were acquired prior to 1999, and one of which was acquired in 2004 (as discussed below) with the intent of being owned by a discretionary investment fund. These communities contain 649 apartment homes and, if redeveloped as expected, will be completed for a total capitalized cost of $69,300,000, of which $55,100,000 was incurred prior to redevelopment. We completed the redevelopment of one community containing 308 apartment homes for a total capitalized cost of $44,000,000, of which $35,700,000 was incurred prior to redevelopment.
•	We acquired five communities containing a total of 1,165 apartment homes for an aggregate purchase price of $134,216,000, which included the assumption of $8,155,000 of fixed rate mortgage debt. Four of these communities were acquired with the intent of being owned by a discretionary investment fund.
•	We acquired ten parcels of land, including three parcels of improved land, in connection with Development Rights, for an aggregate purchase price of $122,775,000.
•	We had capital expenditures relating to current communities’ real estate assets of $12,984,000 and non-real estate capital expenditures of $860,000.

Financing Activities — Net cash used in financing activities totaled $29,471,000 in 2004, consisting primarily of dividends paid and certain debt repayments, partially offset by a decrease in borrowings under our unsecured credit facility, issuance of mortgage notes payable, issuance of common stock for option exercises and issuance of unsecured notes. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” of our Consolidated Financial Statements, for additional information.

Variable Rate Unsecured Credit Facility

We have a $500,000,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks. Under the terms of the credit facility, if we elect to increase the facility by up to an additional $150,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.55% per annum (3.02% on February 28, 2005). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of our long-term unsecured debt. In addition, a competitive bid option is available for borrowings of up to $250,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had $100,000,000 outstanding under this competitive bid option at February 28, 2005 priced at LIBOR plus 0.29%, or 2.78%. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The credit facility matures in May 2008, assuming our exercise of a one-year renewal option. At February 28, 2005, $291,500,000 was outstanding, $27,251,000 was used to provide letters of credit and $181,249,000 was available for borrowing under the unsecured credit facility.

Future Financing and Capital Needs — Debt Maturities

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

The following debt activity occurred during 2004:

•	We repaid $125,000,000 in previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity, and no prepayment penalties were incurred. In addition, we issued $150,000,000 in unsecured notes under our existing shelf registration statement at an annual interest rate of 5.375%. Interest on these notes is payable semi-annually on April 15 and October 15, and they mature in April 2014;
•	We repaid $24,251,000 in fixed rate mortgage debt, secured by two current communities, repaid $10,400,000 in variable rate, tax-exempt debt related to the sale of a community and transferred $28,335,000 in variable rate, tax-exempt debt related to the sale of two communities to the respective purchasers;

•	We issued $82,800,000 in variable rate, conventional debt on three communities, and purchased interest rate protection agreements that serve to effectively limit the level to which interest rates can rise on this debt to a weighted average of 8.5%;
•	We obtained a $50,000,000 secured construction loan for the construction of a development community that will be owned and operated in a joint venture entity upon completion. Outstanding draws ($6,278,000 as December 31, 2004) will bear interest at a variable rate and will come due in March 2008, assuming the exercise of two one-year extension options;
•	We issued $16,765,000 in variable rate, conventional debt on one community;
•	We assumed $8,155,000 in fixed rate, conventional mortgage debt in conjunction with the acquisition of a community;
•	We assumed $20,141,000 in fixed rate debt in connection with the acquisition of three parcels of improved land related to three Development Rights;
•	We replaced the credit enhancements, including interest rate swaps, on approximately $87,000,000 of our variable rate, tax-exempt debt when such credit enhancements expired, of which $9,580,000 was transferred upon the sale of a community to the respective purchaser. We put in place interest rate protection agreements that serve to effectively limit the level to which interest rates can rise on the remaining debt to a range of 6.7% to 9.0%; and
•	We renegotiated the terms of a fixed rate, tax-exempt bond on one community in the amount of $9,780,000 to decrease the annual interest rate from 7.0% to 4.9%.

In January 2005, we repaid $150,000,000 in previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity. No prepayment penalty was incurred. In addition, in March 2005, we issued $100,000,000 in unsecured notes under our existing shelf registration statement at an annual effective interest rate of 4.999%. Interest on these notes is payable semi-annually on March 15 and September 15, and they mature in March 2013.

We currently have an effective shelf registration statement on file with the Securities and Exchange Commission. The shelf registration statement originally provided $750,000,000 of debt and equity capacity, however, only $370,984,000 remains outstanding (after consideration of the March 2005 issuance discussed above). We cannot assure you that market conditions will permit us to issue debt or equity securities on cost-effective terms or that the registration statement will remain available and effective at all times.

The table on the following page details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at December 31, 2004 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-03	12-31-04		2005	2006	2007	2008	2009	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$17,628	$17,145		$559	$596	$634	$676	$719	$13,961
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	17,345	16,920		455	485	518	555	595	14,312
Avalon at Lexington	6.55%	Feb-2025	13,477	13,151		347	368	391	415	441	11,189
Avalon at Nob Hill	5.80%	Jun-2025	19,149	18,847	(2)	352	378	405	435	466	16,811
Avalon Campbell	6.48%	Jun-2025	35,065	34,395	(2)	781	838	898	963	1,033	29,882
Avalon Pacifica	6.48%	Jun-2025	15,906	15,602	(2)	354	380	408	437	469	13,554
Avalon Knoll	6.95%	Jun-2026	12,748	12,502		263	282	302	324	347	10,984
Avalon Landing	6.85%	Jun-2026	6,301	6,177		132	142	152	162	173	5,416
Avalon Fields	7.55%	May-2027	11,106	10,912		206	222	239	256	275	9,714
Avalon West	7.73%	Dec-2036	8,396	8,327		76	80	85	91	98	7,897
Avalon Oaks	7.45%	Jul-2041	17,530	17,426		112	120	128	138	147	16,781
Avalon Oaks West	7.48%	Apr-2043	17,336	17,239		102	110	117	125	134	16,651

			201,767	198,423		3,739	4,001	4,277	4,577	4,897	176,932

Variable rate (4)
Avalon at Laguna Niguel (5)	—	Mar-2009	10,400	—		—	—	—	—	—	—
The Promenade	3.93%	Oct-2010	33,185	32,663		562	605	652	701	755	29,388
Waterford	2.47%	Jul-2014	33,100	33,100	(3)	—	—	—	—	—	33,100
Avalon at Mountain View	2.47%	Feb-2017	18,300	18,300	(3)	—	—	—	—	—	18,300
Avalon at Foxchase I	2.47%	Nov-2017	16,800	16,800	(3)	—	—	—	—	—	16,800
Avalon at Foxchase II	2.47%	Nov-2017	9,600	9,600	(3)	—	—	—	—	—	9,600
Fairway Glen (5)	—	Nov-2017	9,580	—	(3)	—	—	—	—	—	—
Avalon at Mission Viejo	3.07%	Jun-2025	7,039	6,928	(6)	127	138	148	159	170	6,186
Avalon Greenbriar (5)	—	May-2026	18,755	—		—	—	—	—	—	—
Avalon at Fairway Hills I	2.98%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			168,259	128,891		689	743	800	860	925	124,874

Conventional loans (7)
Fixed rate
$125 million unsecured notes	6.73%	Feb-2004	125,000	—		—	—	—	—	—	—
$100 million unsecured notes	6.75%	Jan-2005	100,000	100,000		100,000	—	—	—	—	—
$50 million unsecured notes	6.50%	Jan-2005	50,000	50,000		50,000	—	—	—	—	—
$150 million unsecured notes	6.93%	Jul-2006	150,000	150,000		—	150,000	—	—	—	—
$150 million unsecured notes	5.18%	Aug-2007	150,000	150,000		—	—	150,000	—	—	—
$110 million unsecured notes	7.13%	Dec-2007	110,000	110,000		—	—	110,000	—	—	—
$50 million unsecured notes	6.63%	Jan-2008	50,000	50,000		—	—	—	50,000	—	—
$150 million unsecured notes	8.37%	Jul-2008	150,000	150,000		—	—	—	150,000	—	—
$150 million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	—	—	—	150,000	—
$200 million unsecured notes	7.67%	Dec-2010	200,000	200,000		—	—	—	—	—	200,000
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$150 million unsecured notes	5.51%	Apr-2014	—	150,000		—	—	—	—	—	150,000
Avalon at Pruneyard	7.25%	May-2004	12,870	—		—	—	—	—	—	—
Avalon Walk II	8.93%	Aug-2004	11,437	—		—	—	—	—	—	—
Wheaton Development Right	6.99%	Oct-2008	—	4,660		70	76	82	4,432	—	—
Twinbrook Development Right	7.25%	Oct-2011	—	8,545		156	168	182	194	211	7,634
Avalon Redondo Beach	4.84%	Oct-2011	—	16,765		—	—	—	—	—	16,765
Briarcliffe Lakeside (8)	6.90%	Feb-2028	—	8,104		133	142	153	162	175	7,339
Avalon at Tysons West	5.55%	Jul-2028	—	6,819		138	146	155	162	173	6,045
Avalon Orchards	7.65%	Jul-2033	20,574	20,353		238	254	272	292	313	18,984

			1,879,881	1,925,246		150,735	150,786	260,844	205,242	150,872	1,006,767

Variable rate (4)
Avalon on the Sound (9)	3.90%	Apr-2005	36,526	—		—	—	—	—	—	—
Del Rey	3.90%	Sep-2007	—	6,278		—	—	6,278	—	—	—
Avalon Ledges	3.83%	May-2009	—	19,674	(6)	583	616	651	688	17,136	—
Avalon at Flanders Hill	3.83%	May-2009	—	22,429	(6)	665	703	742	784	19,535	—
Newton Highlands	3.77%	May-2009	—	39,902	(6)	1,204	1,265	1,329	1,397	34,707	—

			36,526	88,283		2,452	2,584	9,000	2,869	71,378	—

Total indebtedness — excluding unsecured credit facility			$2,286,433	$2,340,843		$157,615	$158,114	$274,921	$213,548	$228,072	$1,308,573

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but interest rate is effectively fixed at December 31, 2004 and 2003 at the rate indicated through a swap agreement.

(3)	Financed by variable rate, tax-exempt debt, that was effectively fixed through a swap agreement at December 31, 2003 and was reported as fixed rate debt at that time. The debt was restructured in February 2004 such that the interest rate was capped through an interest rate protection agreement and is currently included as variable rate debt for financial reporting purposes.

(4)	Variable rates are given as of December 31, 2004.

(5)	Included in liabilities related to real estate assets held for sale on our Consolidated Balance Sheets as of December 31, 2003 included elsewhere in this report.

(6)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(7)	Balances outstanding do not include $552 of debt discount and $284 of debt premium as of December 31, 2004 and December 31, 2003, respectively, reflected in unsecured notes on our Consolidated Balance Sheets included elsewhere in this report.

(8)	We have the option to prepay this note without penalty in February 2008; if not prepaid, the interest rate will increase by 2% for the remaining term.

(9)	Variable rate construction loan was refinanced in March 2004, extending the maturity date to April 2005. This community was deconsolidated as of December 31, 2004. See Note 6, “Investments in Unconsolidated Real Estate Entities,” of our Consolidated Financial Statements for details regarding the deconsolidation and the note balance as of December 31, 2004.

Future Financing and Capital Needs — Portfolio and Other Activity

As of December 31, 2004, we had ten new communities under construction, for which a total estimated cost of $145,012,000 remained to be invested. In addition, we had four communities under reconstruction, for which a total estimated cost of $15,710,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:

•	the remaining capacity under our current $500,000,000 unsecured credit facility;
•	the net proceeds from sales of existing communities;
•	retained operating cash;
•	the issuance of debt or equity securities; and/or
•	private equity funding.

Before planned reconstruction activity, including reconstruction activity related to a discretionary investment fund discussed below, or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

We have engaged in discussions with a limited number of institutional investors regarding the formation of a discretionary fund that would acquire and operate apartment communities. This fund would serve, for a period of three years from its initial closing date or until 80% of its committed capital is invested, as the exclusive vehicle through which we would acquire apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the fund, if any. The fund would not restrict our development activities, and would terminate after a term of eight years, subject to two one-year extensions. As of February 28, 2005, we have acquired four communities with the intent of being owned by the fund, but which are currently consolidated and included in our operating results. We are currently targeting acquisitions for the fund where value creation opportunities are present through one or more of the following: redevelopment activities, market cycle opportunities or improved property operations. We expect the fund to have equity commitments of up to $330,000,000 and the ability to employ leverage through debt financings up to 65% on a portfolio basis, which would enable the fund to invest up to $940,000,000. We would contribute 20% of the total equity up to $50,000,000. We expect closing on the equity funding during the first quarter of 2005. There can be no assurance as to when or if such a fund will be formed or, if formed, what its size, terms or investment performance will be.

We have also recently increased our use of joint ventures to hold individual real estate assets, pursuant to which certain developments will be held upon completion through partnership vehicles. We generally employ joint ventures primarily to mitigate asset concentration or market risk and secondarily as a source of liquidity. Each joint venture or partnership agreement has been and will continue to be individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. However, we cannot assure you that we will continue to enter into joint ventures in the future, or that, if we do, we will achieve our objectives.

The following joint venture activity occurred during 2004:

•	We entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place I. We hold a 20% equity interest in this joint venture entity (with a right to 50% of distributions after achievement of a threshold return), with the remaining 80% equity interest held by the third-party;
•	We entered into an agreement with an unrelated third-party which provides that, after we complete construction of Avalon Del Rey, the community will be owned and operated by a joint venture between us and the third-party. Upon construction completion, the third-party venture partner will invest $49,000,000 and will be granted a 70% ownership interest in the venture, while we retain a 30% equity interest;
•	We entered into an agreement to develop Avalon at Juanita Village through a wholly-owned taxable REIT subsidiary and, upon construction completion, contribute the community to a joint venture. Upon contribution of the community to the joint venture, we expect to be reimbursed for all costs incurred to develop the community. The third-party joint venture partner will receive a 100% equity interest in the joint venture and will manage the joint venture. We will receive a residual profits interest and will be engaged to manage the community for a property management fee; and
•	We entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II, which is expected to begin construction in early 2005. We hold a 25% equity interest in this joint venture entity, with the remaining 75% equity interest held by the third-party.

In evaluating our allocation of capital within our markets, we often sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, including strong institutional demand for product in our markets, we sold five communities in 2004, and anticipate selling additional communities when opportunities arise for harvesting value in 2005. However, we cannot assure you that assets can continue to be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses, NOI and FFO. As of February 28, 2005, we have two communities classified as held for sale under GAAP. We are actively pursuing the disposition of these communities and expect to close on these dispositions in 2005. However, we cannot assure you that these communities will be sold as planned.

Off Balance Sheet Arrangements

We own interests in unconsolidated real estate entities, with ownership interests up to 50%. Three of these unconsolidated real estate entities, Avalon Terrace, LLC, CVP I, LLC and AvalonBay Redevelopment, LLC have debt outstanding as of December 31, 2004. Avalon Terrace, LLC has $22,500,000 of variable rate debt which matures in November 2005 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. CVP I, LLC has a $117,000,000 construction loan which matures in February 2009, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. AvalonBay Redevelopment, LLC has $36,124,000 of variable rate debt which matures in April 2005 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. We have not guaranteed the debt on Avalon Terrace, LLC and AvalonBay Redevelopment, LLC, nor do we have any obligation to fund this debt should the unconsolidated real estate entities be unable to do so. However, in connection with the general contractor services that we provide to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Our obligations under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied. We currently expect this to occur in 2006. There are no lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt. For more information regarding the operations of our unconsolidated entities see Note 6, “Investments in Unconsolidated Real Estate Entities,” of our Consolidated Financial Statements.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2004 (dollars in thousands):

	Payments due by period
		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years

Long-Term Debt Obligations (1)	$2,442,843	$259,615	$433,035	$441,620	$1,308,573

Operating Lease Obligations	393,075	4,061	8,162	7,641	373,211

Total	$2,835,918	$263,676	$441,197	$449,261	$1,681,784

(1)	Includes $102,000 outstanding under our variable rate unsecured credit facility as of December 31, 2004. The table of contractual obligations assumes repayment of this amount in 2005 — See “Liquidity and Capital Resources.”

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

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-K, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•	we may fail to secure development opportunities due to an inability to reach agreements with third parties or to obtain desired zoning and other local approvals;
•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital, resulting in losses;
•	construction costs of a community may exceed our original estimates;
•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;
•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;
•	financing may not be available on favorable terms or at all, and our cash flow from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;
•	our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;
•	we may be unsuccessful in closing, managing or investing in the discretionary investment fund; and
•	we may be unsuccessful in managing changes in our portfolio composition.

In addition, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report.

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

Our operating results are affected by changes in interest rates as a result of borrowings under our variable rate unsecured credit facility as well as outstanding bonds with variable interest rates. We had $217,174,000 and $168,505,000 in variable rate debt outstanding as of December 31, 2004 and 2003, respectively. If interest rates on the variable rate debt had been 100 basis points higher throughout 2004 and 2003, our annual interest costs would have increased by approximately $3,682,000 and $2,665,000, respectively, based on balances outstanding during the applicable years.

We currently use interest rate protection agreements (consisting of interest rate swap and cap agreements) to reduce the impact of interest rate fluctuations on certain variable rate indebtedness. Under swap agreements:

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

As of December 31, 2004, the effect of swap agreements is to fix the interest rate on approximately $69,000,000 of our variable rate, tax-exempt debt. Furthermore, a swap agreement to fix the interest rate on approximately $22,500,000 of unconsolidated variable rate debt existed as of December 31, 2004. The interest rate protection provided by certain swap agreements on the consolidated variable rate, tax-exempt debt was not electively entered into by us but, rather, was a requirement of either the bond issuer or the credit enhancement provider related to certain of our tax-exempt bond financings. Because the counterparties providing the swap agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group and the interest rates fixed by the swap agreements are significantly higher than current market rates for such agreements, we do not believe there is exposure at this time to a default by a counterparty provider. Had these swap agreements not been in place during 2004 and 2003, our annual interest costs would have been approximately $2,769,000 and $6,027,000 lower, respectively, based on balances outstanding and reported interest rates during the applicable years. However, if the variable interest rates on this debt had been 100 basis points higher throughout 2004 and 2003 and these swap agreements had not been in place, our annual interest costs would have been approximately $2,073,000 and $4,581,000 lower, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate debt, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (excluding our variable rate unsecured credit facility) with an aggregate carrying value of $2,340,843,000 at December 31, 2004 had an estimated aggregate fair value of $2,532,620,000 at December 31, 2004. Fixed rate debt represented $2,123,669,000 of the carrying value and $2,246,602,000 of the fair value at December 31, 2004. If interest rates had been 100 basis points higher as of December 31, 2004, the fair value of this fixed rate debt would have decreased by $101,157,000.

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

(b)       Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c)       Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9b.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information pertaining to directors and executive officers of the Company and the Company’s Code of Conduct and Conflict of Interest Policy are incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 11, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 11, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 11, 2005.

The Company maintains the 1994 Stock Incentive Plan (the “1994 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the Company’s 1994 Plan and ESPP as of December 31, 2004:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders (1)	2,383,675(2) (3)	$42.39 (3) (4)	2,311,249 (5)

Equity compensation plans not approved by security holders (6)	—	n/a	813,514

Total	2,383,675	$42.39 (3) (4)	3,124,763

(1) Consists of the 1994 Plan.

(2) Includes 106,857 deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis, but does not include 232,028 shares of restricted stock that are outstanding and that are already reflected in the Company’s outstanding shares.

(3) Does not include outstanding options to acquire 186,262 shares, at a weighted-average exercise price of $37.72 per share, that were assumed, in connection with the 1998 merger of Avalon Properties, Inc. with and into the Company, under the Avalon Properties, Inc. 1995 Equity Incentive Plan and the Avalon Properties, Inc. 1993 Stock Option and Incentive Plan.

(4) Excludes deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.

(5) The 1994 Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1994 Plan will increase annually. On each January 1, the aggregate number of shares reserved for issuance under the 1994 Plan will increase by a number of shares equal to a percentage (ranging from 0.48% to 1.00%) of all outstanding shares of common stock at the end of the year. The exact percentage used is determined based on the percentage of all awards made under the 1994 Plan during the calendar year that were in the form of stock options with an exercise price equal to the fair market value of a share of common stock on the date of the grant. In accordance with this procedure, on January 1, 2005, the maximum number of shares remaining available for future issuance under the 1994 Plan was increased by 599,306 to 2,910,555.

(6) Consists of the ESPP.

The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 10, “Stock-Based Compensation Plans,” of our Consolidated Financial Statements included in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 11, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information pertaining to the fees paid to and services provided by the Company’s principal accountant is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 11, 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

15(a)(1)	Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

15(a)(2)	Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation		F-31

15(a)(3)	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

15(b)	Reports on Form 8-K

None.

INDEX TO EXHIBITS

EXHIBIT
NO.		DESCRIPTION

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K filed October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Avalon Properties’ Registration Statement on Form S-3 (33-95412), filed on August 4, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 11, 2000.)

EXHIBIT
NO.		DESCRIPTION

4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

10.1	—	Amended and Restated Distribution Agreement, dated August 6, 2003, among AvalonBay Communities, Inc. (the “Company”) and the Agents, including Administrative Procedures, relating to the MTNs. (Incorporated by reference to Exhibit 10.1 to Form 10-K of the Company filed March 5, 2004.)

10.2+	—	Employment Agreement, dated as of July 1, 2003, between the Company and Thomas J. Sargeant. (Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-3 (333-103755), filed July 7, 2003.)

10.3+	—	Employment Agreement, dated as of January 10, 2003, between the Company and Bryce Blair. (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March 11, 2003.)

10.4+	—	Employment Agreement, dated as of February 26, 2001, between the Company and Timothy J. Naughton. (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March 29, 2001.)

10.5+	—	Employment Agreement, dated as of September 10, 2001, between the Company and Leo S. Horey. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 14, 2001.)

10.6+	—	Employment Agreement, dated as of December 31, 2001, between the Company and Samuel B. Fuller. (Incorporated by reference to Exhibit 10.9 to Form 10-K of the Company filed March 26, 2002.)

10.7+	—	Letter Agreement regarding departure, dated February 26, 2001, by and between the Company and Robert H. Slater. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed March 29, 2001.)

10.8+	—	Mutual Release and Separation Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed May 15, 2000.)

10.9+	—	Retirement Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 15, 2000.)

10.10+	—	Consulting Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 15, 2000.)

10.11+	—	Avalon Properties, Inc. 1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K of the Company filed March 29, 2001.)

EXHIBIT
NO.		DESCRIPTION

10.12+	—	Avalon Properties, Inc. 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.15 to Form 10-K of the Company filed March 29, 2001.)

10.13+	—	Amendment, dated May 6, 1999, to the Avalon Properties Amended and Restated 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company filed August 16, 1999.)

10.14+	—	AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on December 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed December 14, 2004.)

10.15+	—	1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Form S-8 of the Company filed June 26, 1997, File No. 333-16837.)

10.16+	—	1996 Non-Qualified Employee Stock Purchase Plan — Plan Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Form S-8 of the company, File No. 333-16837.)

10.17 +	—	Indemnification Agreements between the Company and the Directors of the Company. (Incorporated by reference to Exhibit 10.39 to Form 10-K of the Company filed March 31, 1999.)

10.18+	—	The Company’s Officer Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 11, 2000.)

10.19+	—	Form of AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2004).

10.20+	—	Form of AvalonBay Communities, Inc. Incentive Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 4, 2004).

10.21+	—	Form of AvalonBay Communities, Inc. Employee Stock Grant and Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2004).

10.22+	—	Form of AvalonBay Communities, Inc. Director Restricted Unit Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2004).

10.23+	—	Form of AvalonBay Communities, Inc. Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2004).

10.24	—	Amended and Restated Revolving Loan Agreement, dated as of May 24, 2004, among the Company, as Borrower, JPMorgan Chase Bank and Wachovia Bank, N.A., each as a Bank and Syndication Agent, Fleet National Bank, as a Bank, Swing Lender and Issuing Bank, Morgan Stanley Bank, Wells Fargo Bank, N.A., and Deutsche Bank Trust Company Americas, each as a Bank and Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Fleet National Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 6, 2004.)

EXHIBIT
NO.		DESCRIPTION

10.25+	—	Compensation Arrangements for Directors and Named Executive Officers. (Filed herewith.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)

23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Filed herewith.)

+ Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AvalonBay Communities, Inc.

Date: March 15, 2005	By:
/s/ Bryce Blair
Bryce Blair, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2005	By:
/s/ Bryce Blair
Bryce Blair, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2005	By:
/s/ Thomas J. Sargeant
Thomas J. Sargeant, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 15, 2005	By:
/s/ Bruce A. Choate
Bruce A. Choate, Director

Date: March 15, 2005	By:
/s/ John J. Healy, Jr.
John J. Healy, Jr., Director

Date: March 15, 2005	By:
/s/ Gilbert M. Meyer
Gilbert M. Meyer, Director

Date: March 15, 2005	By:
/s/ Charles D. Peebler, Jr.
Charles D. Peebler, Jr., Director

Date: March 15, 2005	By:
/s/ Lance R. Primis
Lance R. Primis, Director

Date: March 15, 2005	By:
/s/ Allan D. Schuster
Allan D. Schuster, Director

Date: March 15, 2005	By:
/s/ Amy P. Williams
Amy P. Williams, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
AvalonBay Communities, Inc.:

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AvalonBay Communities, Inc,’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 9, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of AvalonBay Communities, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9a., that AvalonBay Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AvalonBay Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that AvalonBay Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AvalonBay Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of AvalonBay Communities, Inc. and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 9, 2005

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12-31-04	12-31-03

ASSETS
Real estate:
Land, including land held for development	$1,066,936	$901,404
Buildings and improvements	4,323,539	4,011,590
Furniture, fixtures and equipment	133,378	124,017

	5,523,853	5,037,011
Less accumulated depreciation	(819,319)	(670,392)

Net operating real estate	4,704,534	4,366,619
Construction in progress, including land	173,291	253,158
Real estate assets held for sale, net	—	116,612

Total real estate, net	4,877,825	4,736,389

Cash and cash equivalents	1,582	7,058
Cash in escrow	13,075	11,825
Resident security deposits	23,478	20,891
Investments in unconsolidated real estate entities	41,379	19,735
Deferred financing costs, net	21,859	17,362
Deferred development costs	37,007	31,334
Participating mortgage note	—	21,483
Prepaid expenses and other assets	52,076	43,505

Total assets	$5,068,281	$4,909,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,859,448	$1,835,284
Variable rate unsecured credit facility	102,000	51,100
Mortgage notes payable	480,843	412,698
Dividends payable	52,982	51,831
Payables for construction	23,005	26,967
Accrued expenses and other liabilities	71,019	84,962
Accrued interest payable	37,254	38,880
Resident security deposits	34,914	31,701
Liabilities related to real estate assets held for sale	—	40,073

Total liabilities	2,661,465	2,573,496

Minority interest of unitholders in consolidated partnerships	21,525	24,752

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2004 and 2003; 4,000,000 shares issued and outstanding at both December 31, 2004 and 2003	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both December 31, 2004 and 2003; 72,582,076 and 70,937,526 shares issued and outstanding at December 31, 2004 and 2003, respectively	726	709
Additional paid-in capital	2,389,511	2,322,581
Deferred compensation	(8,659)	(5,808)
Dividends less than accumulated earnings	10,769	2,024
Accumulated other comprehensive loss	(7,096)	(8,212)

Total stockholders’ equity	2,385,291	2,311,334

Total liabilities and stockholders’ equity	$5,068,281	$4,909,582

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12-31-04	12-31-03	12-31-02
Revenue:
Rental and other income	$647,850	$591,411	$568,352
Management, development and other fees	604	931	2,145

Total revenue	648,454	592,342	570,497

Expenses:
Operating expenses, excluding property taxes	189,223	172,393	155,799
Property taxes	62,665	56,120	50,767
Interest expense	131,314	133,637	118,288
Depreciation expense	160,815	147,658	130,488
General and administrative expense	18,074	14,830	13,449
Impairment loss	—	—	6,800

Total expenses	562,091	524,638	475,591

Equity in income of unconsolidated entities	1,100	25,535	55
Interest income	194	3,440	3,978
Venture partner interest in profit-sharing	(1,178)	(1,688)	(857)
Minority interest in consolidated partnerships	(150)	(950)	(865)

Income from continuing operations before cumulative effect of change in accounting principle	86,329	94,041	97,217

Discontinued operations:
Income from discontinued operations	6,444	16,494	27,508
Gain on sale of real estate assets	122,425	160,990	48,893

Total discontinued operations	128,869	177,484	76,401

Income before cumulative effect of change in accounting principle	215,198	271,525	173,618
Cumulative effect of change in accounting principle	4,547	—	—

Net income	219,745	271,525	173,618
Dividends attributable to preferred stock	(8,700)	(10,744)	(17,896)

Net income available to common stockholders	$211,045	$260,781	$155,722

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	1,116	4,428	(4,157)

Comprehensive income	$212,161	$265,209	$151,565

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$1.15	$1.21	$1.15
Discontinued operations	1.80	2.59	1.11

Net income available to common stockholders	$2.95	$3.80	$2.26

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$1.16	$1.20	$1.13
Discontinued operations	1.76	2.53	1.10

Net income available to common stockholders	$2.92	$3.73	$2.23

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Shares issued						Dividends less	Accumulated
					Additional		than (in excess	other
	Preferred	Common	Preferred	Common	paid-in	Deferred	of) accumulated	comprehensive	Stockholders’
	stock	stock	stock	stock	capital	compensation	earnings	loss	equity

Balance at December 31, 2001	9,567,700	68,713,384	$96	$687	$2,340,779	$(7,489)	$(11,035)	$(8,483)	$2,314,555

Net income	—	—	—	—	—	—	173,618	—	173,618
Unrealized loss on cash flow hedges	—	—	—	—	—	—	—	(4,157)	(4,157)
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(209,996)	—	(209,996)
Issuance of common stock, net of withholdings	—	771,142	—	8	28,795	(4,463)	(508)	—	23,832
Repurchase of common stock, including repurchase costs	—	(1,281,600)	—	(13)	(38,281)	—	(11,467)	—	(49,761)
Issuance of preferred stock, net of issuance costs	592,000	—	6	—	14,387	—	—	—	14,393
Redemption of preferred stock	(2,892,000)	—	(29)	—	(72,012)	—	—	—	(72,041)
Amortization of deferred compensation	—	—	—	—	—	4,097	—	—	4,097

Balance at December 31, 2002	7,267,700	68,202,926	73	682	2,273,668	(7,855)	(59,388)	(12,640)	2,194,540

Net income	—	—	—	—	—	—	271,525	—	271,525
Unrealized gain on cash flow hedges	—	—	—	—	—	—	—	4,428	4,428
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(202,694)	—	(202,694)
Issuance of common stock, net of withholdings	—	3,833,600	—	38	162,674	(1,383)	(114)	—	161,215
Issuance of stock options	—	—	—	—	754	(754)	—	—	—
Repurchase of common stock, including repurchase costs	—	(1,099,000)	—	(11)	(32,841)	—	(7,025)	—	(39,877)
Issuance of preferred stock, net of issuance costs	3,336,611	—	33	—	81,704	—	—	—	81,737
Redemption of preferred stock	(6,604,311)	—	(66)	—	(163,378)	—	(280)	—	(163,724)
Amortization of deferred compensation	—	—	—	—	—	4,184	—	—	4,184

Balance at December 31, 2003	4,000,000	70,937,526	40	709	2,322,581	(5,808)	2,024	(8,212)	2,311,334

Net income	—	—	—	—	—	—	219,745	—	219,745
Unrealized gain on cash flow hedges	—	—	—	—	—	—	—	1,116	1,116
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(210,338)	—	(210,338)
Issuance of common stock, net of withholdings	—	1,644,550	—	17	64,849	(5,702)	(662)	—	58,502
Issuance of stock options	—	—	—	—	2,081	(2,081)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	4,932	—	—	4,932

Balance at December 31, 2004	4,000,000	72,582,076	$40	$726	$2,389,511	$(8,659)	$10,769	$(7,096)	$2,385,291

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12-31-04	12-31-03	12-31-02

Cash flows from operating activities:
Net income	$219,745	$271,525	$173,618
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	160,815	147,658	130,488
Depreciation expense from discontinued operations	1,852	6,138	13,989
Amortization of deferred financing costs and debt premium/discount	3,962	3,850	3,913
Amortization of deferred compensation	4,932	4,184	4,097
Income allocated to minority interest in consolidated partnerships including discontinued operations	187	1,388	1,713
Income allocated to venture partner interest in profit-sharing	1,178	1,688	857
Gain on sale of real estate assets, net of impairment loss on planned dispositions	(122,425)	(160,990)	(42,093)
Gain on sale of joint venture community	—	(23,448)	—
Cumulative effect of change in accounting principle	(4,547)	—	—
Increase in cash in operating escrows	(1,451)	(557)	(134)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	(10,528)	(7,025)	18,311
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	21,958	(4,734)	3,051

Net cash provided by operating activities	275,678	239,677	307,810

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(355,938)	(357,520)	(426,830)
Acquisition of real estate assets	(128,238)	—	(106,300)
Capital expenditures — existing real estate assets	(12,984)	(11,593)	(10,930)
Capital expenditures — non-real estate assets	(860)	(274)	(1,142)
Proceeds from sale of communities and land, net of selling costs	219,649	403,118	78,454
Decrease in payables for construction	(3,962)	(331)	(9,353)
Decrease (increase) in cash in construction escrows	201	(1,040)	39,830
Repayment of participating mortgage note, including interest and prepayment premium	34,846	—	—
Decrease (increase) in investments in unconsolidated real estate entities	(4,397)	1,575	475

Net cash provided by (used in) investing activities	(251,683)	33,935	(435,796)

Cash flows from financing activities:
Issuance of common stock	54,031	146,934	22,296
Repurchase of common stock	—	(39,877)	(49,761)
Issuance of preferred stock, net of related costs	—	81,737	14,393
Redemption of preferred stock and related costs	—	(163,724)	(72,041)
Dividends paid	(209,095)	(202,416)	(207,450)
Net borrowings under unsecured credit facility	50,900	22,130	28,970
Issuance of mortgage notes payable and draws on construction loan	105,843	38,829	—
Repayments of mortgage notes payable	(40,270)	(4,582)	(24,818)
Issuance (repayment) of unsecured notes, net	25,000	(150,000)	350,342
Payment of deferred financing costs	(9,318)	(1,477)	(4,026)
Redemption of units for cash by minority partners	(1,691)	(600)	(1,663)
Contributions from minority and profit-sharing partners	—	—	17,275
Distributions to DownREIT partnership unitholders	(1,425)	(2,152)	(2,477)
Distributions to joint venture and profit-sharing partners	(3,446)	(4,267)	(3,032)

Net cash provided by (used in) financing activities	(29,471)	(279,465)	68,008

Net decrease in cash and cash equivalents	(5,476)	(5,853)	(59,978)

Cash and cash equivalents, beginning of year	7,058	12,911	72,889

Cash and cash equivalents, end of year	$1,582	$7,058	$12,911

Cash paid during year for interest, net of amount capitalized	$155,567	$131,266	$108,903

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the year ended December 31, 2004:

•	As described in Note 4, “Stockholders’ Equity,” 147,517 shares of common stock were issued in connection with stock grants, 78,509 shares were issued in connection with non-cash stock option exercises, 1,545 shares were issued through the Company’s dividend reinvestment plan, 75,515 shares were withheld to satisfy employees’ tax withholding and other liabilities and 3,012 shares were forfeited, for a net value of $6,138.
•	104,160 units of limited partnership, valued at $4,035, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.
•	The Company sold two communities with mortgage notes payable of $28,335 in the aggregate, that were assumed by the respective buyers as part of the total sales price.
•	The Company assumed fixed rate debt of $8,155 in connection with the acquisition of a community and $20,141 in connection with the acquisition of three improved land parcels.
•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $1,116 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.
•	Common and preferred dividends declared but not paid totaled $52,982.

During the year ended December 31, 2003:

•	114,895 shares of common stock were issued in connection with stock grants, 37,124 shares were withheld to satisfy employees’ tax withholding and other liabilities and 12,102 shares were forfeited, for a net value of $2,419.
•	328,731 units of limited partnership, valued at $13,245, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.
•	The Company sold two communities that were subject to mortgage notes payable of $39,665 in the aggregate, that were assumed by the buyers as part of the total sales price.
•	$260 of deferred stock units were converted into 6,989 shares of common stock.
•	The Company recorded a reduction to other liabilities and a corresponding gain to other comprehensive income of $4,428 to adjust the Company’s Hedged Derivatives to their fair value.
•	Common and preferred dividends declared but not paid totaled $51,831.

During the year ended December 31, 2002 :

•	144,718 shares of common stock were issued in connection with stock grants, 34,876 shares were withheld to satisfy employees’ tax withholding and other liabilities and 2,818 shares were forfeited, for a net value of $5,999.
•	The Company issued 102,756 units of limited partnership in DownREIT partnerships valued at $5,000 in connection with the formation of a DownREIT partnership and the acquisition by that partnership of land.
•	The Company assumed $33,900 in variable rate, tax-exempt debt related to the acquisition of one community.
•	$140 of deferred stock units were converted into 3,410 shares of common stock.
•	The Company recorded a liability and a corresponding charge to other comprehensive loss of $4,157 to adjust the Company’s Hedged Derivatives to their fair value.
•	Common and preferred dividends declared but not paid totaled $51,553.

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

At December 31, 2004, the Company owned or held a direct or indirect ownership interest in 138 operating apartment communities containing 40,142 apartment homes in ten states and the District of Columbia, of which four communities containing 1,430 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in ten communities under construction that are expected to contain an aggregate of 2,668 apartment homes when completed. The Company also owned a direct or indirect ownership interest in rights to develop an additional 49 communities that, if developed in the manner expected, will contain an estimated 13,491 apartment homes.

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

The Company assesses consolidation of variable interest entities under the guidance of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as revised in December 2003. The Company accounts for joint venture partnerships and subsidiary partnerships structured as DownREITs that are not variable interest entities in accordance with Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.” Under SOP 78-9, the Company consolidates joint venture and DownREIT partnerships when the Company controls the major operating and financial policies of the partnership through majority ownership or in its capacity as general partner. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned partnerships, certain joint venture partnerships, subsidiary partnerships structured as DownREITs and any variable interest entities consolidated under FIN 46. All significant intercompany balances and transactions have been eliminated in consolidation.

In each of the partnerships structured as DownREITs, either the Company or one of the Company’s wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the Company’s current common stock dividend per share. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of the Company’s common stock. In lieu of a cash redemption, the Company may elect to acquire such units for an equal number of shares of the Company’s common stock.

The Company accounts for investments in unconsolidated entities that are not variable interest entities in accordance with SOP 78-9 and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company uses the equity method to account for investments in which it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. Investments in which the Company owns 20% or less of the equity value and does not have significant and disproportionate influence are accounted for using the cost method. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. During the year ended December 31, 2004, the Company recorded an impairment loss of $1,002 related to a technology investment. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the years ended December 31, 2003 or 2002.

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

In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits and technology investments, in the amounts of $1,726, $1,180 and $2,800 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company owns three parcels of land improved with office buildings and industrial space occupied by unrelated third-parties in connection with three Development Rights. The Company intends to manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. As provided under the guidance of SFAS No. 67, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.

In connection with the acquisition of an operating community, the Company performs a valuation and allocation to each asset and liability acquired in such transaction, based on their estimated fair values at the date of acquisition in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, such as in-place leases, is included in prepaid expenses and other assets and amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.

If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss on any of its operating communities during the years ended December 31, 2004, 2003 or 2002. However, the Company recognized an impairment loss in 2002 related to two land parcels. See Note 14, “Subsequent Events.”

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

The following reconciles net income available to common stockholders to taxable net income for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	Estimate	Actual	Actual

Net income available to common stockholders	$211,045	$260,781	$155,722
Dividends attributable to preferred stock, not deductible for tax	8,700	10,744	17,896
GAAP gain on sale of communities less than (in excess of) tax gain	8,093	(3,795)	5,164
Depreciation/Amortization timing differences on real estate	(12,118)	(5,574)	(4,461)
Tax compensation expense in excess of GAAP	(19,758)	(4,254)	(8,568)
Other adjustments	(8,823)	(9,190)	916

Taxable net income	$187,139	$248,712	$166,669

The following summarizes the tax components of the Company’s common and preferred dividends declared for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Ordinary income	39%	11%	74%
20% capital gain	—	15%	23%
15% capital gain	51%	56%	—
Unrecaptured §1250 gain	10%	18%	3%

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $23,232 at December 31, 2004 and $19,266 at December 31, 2003.

Cash, Cash Equivalents and Cash in Escrow

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.

Interest Rate Contracts

The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of December 31, 2004, the Company had approximately $236,000 in variable rate debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities.”

Comprehensive Income

Comprehensive income, as reflected on the Consolidated Statements of Operations and Other Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive loss as reflected on the Consolidated Statements of Stockholders’ Equity reflects on the changes in the fair value of effective cash flow hedges.

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

	For the year ended
	12-31-04	12-31-03	12-31-02
Basic and diluted shares outstanding
Weighted average common shares — basic	71,564,202	68,559,657	68,772,139
Weighted average DownREIT units outstanding	573,529	893,279	988,747
Effect of dilutive securities	1,217,225	750,531	913,325

Weighted average common shares — diluted	73,354,956	70,203,467	70,674,211

Calculation of Earnings per Share — basic
Net income available to common stockholders	$211,045	$260,781	$155,722

Weighted average common shares — basic	71,564,202	68,559,657	68,772,139

Earnings per common share — basic	$2.95	$3.80	$2.26

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$211,045	$260,781	$155,722
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	3,048	1,263	1,601

Adjusted net income available to common stockholders	$214,093	$262,044	$157,323

Weighted average common shares — diluted	73,354,956	70,203,467	70,674,211

Earnings per common share — diluted	$2.92	$3.73	$2.23

Certain options to purchase shares of common stock in the amounts of 6,000, 1,348,738 and 1,410,397 were outstanding during the years ended December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.

Stock-Based Compensation

Prior to 2003, the Company applied the intrinsic value method as provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its employee stock options. No stock-based employee compensation cost related to employee stock options is reflected in net income for the year ended December 31, 2002, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the years ended December 31, 2004 and 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period based on the fair market value as determined on the date of grant:

	For the year ended
	12-31-04	12-31-03	12-31-02
Net income available to common stockholders, as reported	$211,045	$260,781	$155,722
Add: Actual compensation expense recorded under fair value based method, net of related tax effects	867	246	—
Deduct: Total compensation expense determined under fair value based method, net of related tax effects	(1,834)	(2,335)	(2,904)

Pro forma net income available to common stockholders	$210,078	$258,692	$152,818

Earnings per share:
Basic — as reported	$2.95	$3.80	$2.26

Basic — pro forma	$2.94	$3.77	$2.22

Diluted — as reported	$2.92	$3.73	$2.23

Diluted — pro forma	$2.91	$3.70	$2.18

Insured Loss

During 2000, a fire occurred at one of the Company’s development communities, which was under construction and unoccupied at the time. The Company had property damage and insurance for lost rental income which covered this event. Insurance proceeds totaling $30,300 were received, of which $22,000 was disbursed to rebuild the community for property damage. Insurance proceeds for lost rental income of $5,800 are included in rental and other income in the accompanying Consolidated Statements of Operations and Other Comprehensive Income for the year ended December 31, 2002.

Variable Interest Entities under FIN 46

The Company adopted the final provisions of FIN 46 as of January 1, 2004, which resulted in the consolidation of one entity during 2004 from which the Company held a participating mortgage note, as discussed in Note 12, “Related Party Arrangements.” The consolidation of this entity resulted in an increase to net real estate assets of approximately $33,000 and the elimination of the previously recorded mortgage note and accrued interest of approximately $27,300. In addition, the Company recognized a cumulative effect of change in accounting principle during the year ended December 31, 2004 in the amount of $4,547, which increased earnings per common share — diluted by $0.06. The Company did not hold an equity interest in this entity, and therefore 100% of the entity’s net income or loss was recognized by the Company as minority interest in consolidated partnerships on the Consolidated Statements of Operations and Other Comprehensive Income. In October 2004, the Company received payment in full of the outstanding mortgage note. Upon note repayment, the Company did not continue to hold a variable interest in this entity and therefore the Company discontinued consolidating the entity under the provisions of FIN 46.

Discontinued Operations

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any communities which have been sold since January 1, 2002, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s Consolidated Financial Statements in both current and prior years presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest expense and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for discontinued operations will not have any impact on the Company’s financial condition or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment,” a revision of SFAS No. 123, which is similar in concept to SFAS No. 123, but requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative. This revision is effective in the first interim or annual reporting period beginning after June 15, 2005. As the Company has already adopted the fair value provisions of SFAS No. 123, this revision is not expected to have a material impact on the Company’s financial condition or results of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior years’ financial statements to conform with current year presentations.

2. Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $20,566, $24,709 and $29,937 for the years ended December 31, 2004, 2003 and 2002, respectively.

3. Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of December 31, 2004 and 2003 are summarized as follows:

	12-31-04	12-31-03
Fixed rate unsecured notes (1)	$1,859,448	$1,835,284
Fixed rate mortgage notes payable — conventional and tax-exempt	263,669	334,028
Variable rate mortgage notes payable — conventional and tax-exempt (2)	210,896	80,879

Total notes payable and unsecured notes	2,334,013	2,250,191
Variable rate secured short-term debt	6,278	36,526
Variable rate unsecured credit facility	102,000	51,100

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,442,291	$2,337,817

(1) Balances at December 31, 2004 and 2003 include $552 of debt discount and $284 of debt premium, respectively, from issuance of unsecured notes.
(2) Balance at December 31, 2003 includes $38,735 related to real estate assets sold in 2004.

The following debt activity occurred during the year ended December 31, 2004:

•	The Company repaid $125,000 in previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity, and no prepayment penalties were incurred. In addition, the Company issued $150,000 in unsecured notes under its existing shelf registration statement at an annual interest rate of 5.375%. Interest on these notes is payable semi-annually on April 15 and October 15, and they mature in April 2014;
•	The Company repaid $24,251 in fixed rate mortgage debt secured by two current communities, along with any unpaid interest, repaid $10,400 in variable rate, tax-exempt debt related to the sale of one community and transferred $28,335 in variable rate, tax-exempt debt related to the sale of two communities to the respective buyers;
•	The Company issued $82,800 in variable rate, conventional debt on three communities, including interest rate protection agreements that serve to effectively limit the level to which interest rates can rise. This debt has a weighted average variable interest rate of 3.8% as of December 31, 2004, and the Hedged Derivatives limit the level to which interest rates can rise on this debt to a weighted average rate of 8.5%;
•	The Company obtained a $50,000 secured construction loan for the construction of a development community that will be owned and operated in a joint venture entity upon completion (See Note 6, “Investments in Unconsolidated Real Estate Entities”). Outstanding draws will bear interest at a variable rate and will come due in March 2008, assuming the exercise of two one-year extension options. The Company has $6,278 outstanding under this construction loan as of December 31, 2004;
•	The Company issued $16,765 in fixed rate, conventional mortgage debt on one community;
•	The Company assumed $8,155 in fixed rate, conventional mortgage debt in conjunction with the acquisition of a community;
•	The Company assumed $20,141 in fixed rate debt in connection with the acquisition of three parcels of improved land related to three Development Rights;
•	The Company replaced the credit enhancements, including interest rate swaps, on approximately $87,000 of its variable rate, tax-exempt debt when such credit enhancements expired, of which $9,580 was transferred upon the sale of a community to the respective purchaser. The Company put in place interest rate protection agreements that serve to effectively limit the level to which interest rates can rise on the remaining debt to a range of 6.9% to 9.0%. This variable rate, tax-exempt debt floats at an average coupon interest rate of 2.5% as of December 31, 2004; and
•	The Company renegotiated the terms of a fixed rate, tax-exempt bond on one community in the amount of $9,780 to decrease the annual interest rate from 7.0% to 4.9%.

In the aggregate, mortgage notes payable mature at various dates from April 2005 through April 2043 and are secured by certain apartment communities (with a net carrying value of $782,498 as of December 31, 2004). As of December 31, 2004, the Company has guaranteed approximately $109,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.7% at both December 31, 2004 and December 31, 2003. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed on the following page), including the effect of certain financing related fees, was 3.9% at December 31, 2004 and 3.5% at December 31, 2003.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2004 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes
2005	$7,615	$—	$100,000	6.625%
			50,000	6.500%
2006	8,114	—	150,000	6.800%
2007	8,643	6,278	110,000	6.875%
			150,000	5.000%
2008	9,192	4,356	50,000	6.625%
			150,000	8.250%
2009	8,421	69,651	150,000	7.500%
2010	6,751	28,989	200,000	7.500%
2011	6,756	23,969	300,000	6.625%
			50,000	6.625%
2012	6,422	12,096	250,000	6.125%
2013	6,571	—	—	—
2014	7,033	—	150,000	5.375%
Thereafter	155,122	104,864	—	—

	$230,640	$250,203	$1,860,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

The Company has a $500,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks. The Company had $102,000 outstanding under the facility and $26,580 in letters of credit on December 31, 2004 and $51,100 outstanding and $19,901 in letters of credit on December 31, 2003. Under the terms of the credit facility, if the Company elects to increase the facility by up to an additional $150,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.55% per annum (2.95% on December 31, 2004). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of the Company’s long-term unsecured debt. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $250,000. The competitive bid option may result in lower pricing if market conditions allow. The Company has $20,000 outstanding under this competitive bid option as of December 31, 2004 priced at LIBOR plus 0.29%, or 1.88%. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The credit facility matures in May 2008, assuming exercise of a one-year renewal option by the Company.

4. Stockholders’ Equity

As of both December 31, 2004 and 2003, the Company had authorized for issuance 140,000,000 and 50,000,000 shares of common and preferred stock, respectively. As of December 31, 2004 the Company has the following series of redeemable preferred stock outstanding at a stated value of $100,000. This series has no stated maturity and is not subject to any sinking fund or mandatory redemptions.

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	December 31, 2004	quarterly	rate	preference	prior to

H	4,000,000	March, June, September, December	8.70%	$25.00	October 15, 2008

Dividends on the preferred stock are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each month as stated in the table above. The preferred stock is not redeemable prior to the date stated in the table above, but on or after the stated date, may be redeemed for cash at the option of the Company in whole or in part at a redemption price of $25.00 per share, plus all accrued and unpaid dividends, if any.

During the year ended December 31, 2004, the Company (i) issued 1,455,379 shares of common stock in connection with stock options exercised, (ii) issued 104,160 shares of common stock in exchange for the redemption of an equal number of DownREIT limited partnership units, (iii) issued 14,476 shares to employees under the Employee Stock Purchase Plan, (iv) issued 1,545 shares through the Company’s dividend reinvestment plan, (v) issued 147,517 common shares in connection with stock grants to employees of which 80% are restricted, (vi) had forfeitures of 3,012 shares of restricted stock grants to employees and (vii) withheld 75,515 shares to satisfy employees’ tax withholding and other liabilities.

Dividends per common share for each of the years ended December 31, 2004, 2003 and 2002 were $2.80 per share. In 2004, average dividends for all non-redeemed preferred shares during the year were $2.18 per share, and no preferred shares were redeemed. In 2003, average dividends for preferred shares redeemed during the year were $0.27 per share and average dividends for all non-redeemed preferred shares were $2.18 per share. In 2002, average dividends for preferred shares redeemed during the year were $0.92 per share and average dividends for all non-redeemed preferred shares were $2.10 per share.

In March 2004, the Company announced that it would resume its Dividend Reinvestment and Stock Purchase Plan (the “DRIP”). The DRIP allows for holders of the Company’s common stock or preferred stock to purchase shares of common stock through either reinvested dividends or optional cash payments. The purchase price per share for newly issued shares of common stock under the DRIP will be equal to the last reported sale price for a share of the Company’s common stock as reported by the New York Stock Exchange (“NYSE”) on the applicable investment date. The DRIP was effective beginning with the Company’s common stock dividend for the three months ended June 30, 2004.

5. Derivative Instruments and Hedging Activities

The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of December 31, 2004, the Hedged Derivatives fix approximately $69,000 of the Company’s tax-exempt debt at a weighted average interest rate of 6.3% through interest rate swaps. In addition, as of December 31, 2004, the Company has Hedged Derivatives on $166,733 of its variable rate debt, which floats at a weighted average coupon interest rate of 3.2% and has been capped at a weighted average interest rate of 8.0% through interest rate caps. These Hedged Derivatives have maturity dates ranging from 2007 to 2010. In addition, one of the Company’s unconsolidated real estate investments (see Note 6, “Investments in Unconsolidated Real Estate Entities”) has $22,500 in variable rate debt outstanding as of December 31, 2004, which is subject to an interest rate swap. This debt is not recourse to or guaranteed by the Company. The Hedged Derivatives are accounted for in accordance with SFAS No. 133, which as amended, was adopted by the Company on January 1, 2001. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording all changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flow. To adjust the Hedged Derivatives to their fair value, the Company recorded unrealized gains to other comprehensive income of $1,116 and $4,428 during the years ended December 31, 2004 and 2003, respectively, and an unrealized loss of $4,157 in the year ended December 31, 2002. The estimated amount, included in accumulated other comprehensive income as of December 31, 2004, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flow during this period is not material.

The Company assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting cash flow of hedged items. Hedge ineffectiveness did not have a material impact on earnings and the Company does not anticipate that it will have a material effect in the future. The fair values of the obligations under the Hedged Derivatives are included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

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

6. Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Entities

As of December 31, 2004, the Company had investments in the following unconsolidated real estate entities, which are accounted for under the equity method of accounting, except as described below:

•	Town Run Associates was formed as a general partnership in November 1994 to develop, own and operate Avalon Run, a 426 apartment-home community located in Lawrenceville, New Jersey. Since formation of this venture, the Company has invested $1,803 and, following a preferred return on all contributed equity (which was not achieved in 2004), has a 40% ownership and cash flow interest with a 49% residual economic interest. The Company is responsible for the day-to-day operations of the Avalon Run community and is the management agent subject to the terms of a management agreement. The development of Avalon Run was funded entirely through equity contributions from Avalon as well as the other venture partner, and therefore Avalon Run is not subject to any outstanding debt as of December 31, 2004.

•	Town Grove, LLC was formed as a limited liability corporation in December 1997 to develop, own and operate Avalon Grove, a 402 apartment-home community located in Stamford, Connecticut. Since formation of this venture, the Company has invested $14,653 and, following a preferred return on all contributed equity (which was achieved in 2004), has a 50% ownership and a 50% cash flow and residual economic interest. The Company is responsible for the day-to-day operations of the Avalon Grove community and is the management agent subject to the terms of a management agreement. The development of Avalon Grove was funded through contributions from the Company and the other venture partner, and therefore Avalon Grove is not subject to any outstanding debt as of December 31, 2004.

•	Avalon Terrace, LLC — The Company acquired Avalon Bedford, a 388 apartment-home community located in Stamford, Connecticut in December 1998. In May 2000, the Company transferred Avalon Bedford to Avalon Terrace, LLC and subsequently admitted a joint venture partner, while retaining a 25% ownership interest in this limited liability company for an investment of $5,394 and a right to 50% of cash flow distributions after achievement of a threshold return (which was not achieved in 2004). The Company is responsible for the day-to-day operations of the Avalon Bedford community and is the management agent subject to the terms of a management agreement. As of December 31, 2004, Avalon Bedford has $22,500 in variable rate debt outstanding, which came due in November 2002, but was extended until November 2005. The interest rate on this debt is fixed through a Hedged Derivative as discussed in Note 5, “Derivative Instruments and Hedging Activities.”

•	Arna Valley View LP — In connection with the municipal approval process for the development of a consolidated community, the Company agreed to participate in the formation of a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community located in Arlington, Virginia. This community has affordable rents for 100% of apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community. A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. As of December 31, 2004, Arna Valley View has $5,937 of variable rate, tax-exempt bonds outstanding, which mature in June 2032. In addition, Arna Valley View has $4,667 of 4% fixed rate county bonds outstanding that mature in December 2030. Due to the Company’s limited ownership and investment in this venture, it is accounted for using the cost method.

•	CVPI, LLC — In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place I. Avalon Chrystie Place I, if developed as expected, will be a 361 apartment-home community located in New York, New York. In connection with the general contractor services that the Company provides to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, the Company has provided a construction completion guarantee to the lender of the joint venture entity’s $117,000 construction loan in order to fulfill their standard financing requirements related to the construction financing. The obligation of the Company under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied, which the Company expects to occur in 2006. The Company holds a 20% equity interest in this joint venture entity (with a right to 50% of distributions after achievement of a threshold return), with the remaining 80% equity interest held by the third-party.

•	Avalon Del Rey Apartments, LLC - In March 2004, the Company entered into an agreement with an unrelated third-party which provides that, after the Company completes construction of Avalon Del Rey, the community will be owned and operated by a joint venture between the Company and the third-party. Avalon Del Rey, if developed as expected, will be a 309 apartment-home community located in Los Angeles, California. Upon construction completion, the third-party venture partner will invest $49,000 and will be granted a 70% ownership interest in the venture, with the Company retaining a 30% equity interest. In August 2004, the Company obtained a $50,000 secured construction loan for the construction of Avalon Del Rey. In conjunction with the general contractor services that the Company provides to Avalon Del Rey Apartments, LLC, the entity that owns and is developing Avalon Del Rey, the Company has provided a construction completion guarantee to the lender of the entity’s $50,000 construction loan in order to fulfill their standard financing requirements related to construction financing. The obligation of the Company under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied, which the Company expects to occur in 2006. The Company will consolidate this entity until the third-party venture partner contributes its investment to the venture at construction completion.

•	Juanita Construction, Inc.- In April 2004, the Company entered into an agreement to develop Avalon at Juanita Village through Juanita Construction, Inc., a wholly-owned taxable REIT subsidiary and, upon construction completion, contribute the community to a joint venture. Avalon at Juanita Village, if developed as expected, will be a 211 apartment-home community located in Kirkland, Washington. Upon contribution of the community to the joint venture, the Company expects to be reimbursed for all costs incurred to develop the community. The third-party joint venture partner will receive a 100% equity interest in the joint venture and will manage the joint venture. The Company will receive a residual profits interest and will be engaged to manage the community for a property management fee. The Company will consolidate this community until it is contributed into the joint venture at construction completion.

•	Mission Bay Venture Partners, LLC — In December 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II. Avalon at Mission Bay North II, if developed as expected, will be a 313 apartment-home community located in San Francisco, California. The Company holds a 25% equity interest in this joint venture entity with the remaining 75% equity interest held by the third-party. The Company expects that construction of Avalon at Mission Bay North II will begin in early 2005, with approximately 80% of the projected capitalized cost financed through a construction loan.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	12-31-04	12-31-03
Assets:
Real estate, net	$221,236	$119,339
Other assets	86,821	2,605

Total assets	$308,057	$121,944

Liabilities and partners’ equity:
Mortgage notes payable	$139,500	$22,500
Other liabilities	32,579	2,158
Partners’ equity	135,978	97,286

Total liabilities and partners’ equity	$308,057	$121,944

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the year ended
	12-31-04	12-31-03	12-31-02
Rental income	$21,148	$20,939	$21,863
Operating and other expenses	(8,291)	(8,038)	(7,396)
Interest expense, net	(1,786)	(1,688)	(1,783)
Depreciation expense	(4,003)	(3,986)	(3,847)

Net income	$7,068	$7,227	$8,837

The Company also holds a 25% limited liability company membership interest in AvalonBay Redevelopment, LLC, the limited liability company that owns Avalon on the Sound. The Company, which originally owned 100% of AvalonBay Redevelopment, LLC, sold a 75% controlling interest in AvalonBay Redevelopment, LLC to a third-party in 2000. As part of the sale, the Company retained an option to repurchase the 75% interest. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” the sale of the 75% interest was not recognized due to the existence of the repurchase option, which expired in December 2004. Therefore, for periods prior to December 31, 2004, the Company accounted for Avalon on the Sound as a profit-sharing arrangement. As a result, the revenues and expenses, and assets and liabilities of Avalon on the Sound were included in the Company’s Consolidated Financial Statements, with the 75% interest presented as part of accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2003. The income allocated to the controlling partner is shown as venture partner interest in profit-sharing on the Company’s Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2004, 2003 and 2002. Due to the expiration of the repurchase option, the Company stopped accounting for its interest in Avalon on the Sound as a profit-sharing arrangement effective December 31, 2004. The Company will account for its interest in Avalon on the Sound under the equity method of accounting in future periods, unless the joint venture arrangement is modified to require consolidation, and therefore the Company’s investment in Avalon on the Sound is included in investment in unconsolidated real estate entities on its Consolidated Balance Sheet as of December 31, 2004. Avalon on the Sound has net real estate of $80,685 and outstanding debt of $36,124 as of December 31, 2004, which is not reflected on the Company’s Consolidated Balance Sheet. The Company is currently in negotiations with the third-party partner to repurchase its 75% equity interest, although there can be no assurance that such repurchase will occur.

Investments in Unconsolidated Non-Real Estate Entities

At December 31, 2004, the Company held a minority interest investment in one non-real estate entity, which is a technology investment. Based on ownership and control criteria, the Company accounts for this investment using the cost method. The aggregate carrying value of the Company’s investment in unconsolidated non-real estate entities was $454 and $1,456 as of December 31, 2004 and 2003, respectively. Prior to December 31, 2004, the Company held an ownership interest in two additional non-real estate entities, one of which was accounted for under the equity method. During 2004, the Company was notified that the technology investment in which it held a minority interest as of December 31, 2004 was in negotiations to be acquired by a third-party. See Note 14, “Subsequent Events.”

The following is a summary of the Company’s equity in income of unconsolidated entities for the years presented:

	For the year ended
	12-31-04	12-31-03	12-31-02

Town Grove, LLC	$950	$1,158	$1,391
Falkland Partners, LLC (1)	—	24,255	1,058
Town Run Associates	43	214	481
Avalon Terrace, LLC	(28)	(21)	253
Other unconsolidated entities	135	(71)	(3,128)

Total	$1,100	$25,535	$55

(1)	The activity for the year ended December 31, 2003 includes the Company’s share of the GAAP gain reported by Falkland Partners, LLC as a result of the sale of Falkland Chase in the amount of $21,816 and $1,632 for the liquidation of the limited liability company’s assets. The sale of Falkland Chase resulted in net proceeds to the Company of $16,729.

7. Discontinued Operations — Real Estate Assets Sold or Held for Sale

During the year ended December 31, 2004, the Company sold five communities, one located in the Seattle, Washington area, one located in San Jose, California, one located in Orange County, California and two located in the Washington, DC metropolitan area. These five communities, which contained a total of 1,360 apartment homes, were sold for an aggregate sales price of $241,050, resulting in the transfer of debt of $28,335, net proceeds of $210,001 and a gain calculated in accordance with GAAP of $121,287. Details regarding the community asset sales are summarized in the following table:

		Period	Apartment		Gross sales	Net
Community Name	Location	of sale	homes	Debt	price	proceeds
Avalon Greenbriar	Renton, WA	2Q04	421	$18,755	$34,100	$14,069
Avalon at Laguna Niguel	Laguna Niguel, CA	2Q04	176	10,400	27,000	26,840
Avalon at Fox Mill	Herndon, VA	3Q04	165	—	38,500	38,356
Fairway Glen	San Jose, CA	4Q04	144	9,580	20,950	10,788
Avalon at Ballston -
Vermont & Quincy Towers	Arlington, VA	4Q04	454	—	120,500	119,948

Total of all 2004 asset sales			1,360	$38,735	$241,050	$210,001

Total of all 2003 asset sales			3,184	$39,665	$424,650	$379,789

Total of all 2002 asset sales			277	$—	$80,100	$78,454

As of December 31, 2004, the Company did not have any communities that qualified as held for sale under the provisions of SFAS No. 144. As required under SFAS No. 144, the operations for any communities sold from January 1, 2002 through December 31, 2004 have been presented as discontinued operations in the accompanying Consolidated Financial Statements.

Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation. The following is a summary of income from discontinued operations for the years presented:

	For the year ended
	12-31-04	12-31-03	12-31-02

Rental income	$13,408	$41,152	$69,587
Operating and other expenses	(4,567)	(15,702)	(24,148)
Interest expense, net	(508)	(2,380)	(3,094)
Minority interest expense	(37)	(438)	(848)
Depreciation expense	(1,852)	(6,138)	(13,989)

Income from discontinued operations	$6,444	$16,494	$27,508

The Company’s Consolidated Balance Sheets include other assets (excluding net real estate) of $0 and $1,569, other liabilities of $0 and $1,338 and mortgage notes payable of $0 and $38,735 as of December 31, 2004 and December 31, 2003, respectively, relating to real estate assets sold.

As of December 31, 2003, the Company had one community that qualified as held for sale under the provisions of SFAS No. 144. However, due to changes in economic conditions, the Company ceased pursuing the disposition of the community during 2004. This community has been reclassified as held for operating purposes at its carrying amount prior to being classified as held for sale, adjusted for suspended depreciation, which is less than the current fair value.

During the year ended December 31, 2004, the Company sold one parcel of land, as well as certain transferable development rights acquired with an adjacent parcel of land on which a current operating community was developed, for a gross sales price of $9,927. The sale of the land parcel and transferable development rights resulted in an aggregate gain in accordance with GAAP of $1,138 and net proceeds of $9,648. In 2003, the Company sold one land parcel, which was originally owned by the Company in connection with a development right in Oakland, California, for which net proceeds of approximately $6,600 were received upon sale and a gain in accordance with GAAP of $1,234 was recognized.

8. Commitments and Contingencies

Employment Agreements and Arrangements

As of December 31, 2004, the Company had employment agreements with five executive officers. The employment agreements provide for severance payments and generally provide for accelerated vesting of stock options and restricted stock in the event of a termination of employment (except for a termination by the Company with cause or a voluntary termination by the employee). The current term of these agreements ends on dates that vary between April 2005 and November 2006. The employment agreements provide for one-year automatic renewals (two years in the case of the Chief Executive Officer (“CEO”)) after the initial term unless an advance notice of non-renewal is provided by either party. Upon a notice of non-renewal by the Company, each of the officers may terminate his employment and receive a severance payment. Upon a change in control, the agreements provide for an automatic extension of up to three years from the date of the change in control. The employment agreements provide for base salary and incentive compensation in the form of cash awards, stock options and stock grants subject to the discretion of, and attainment of performance goals established by, the Compensation Committee of the Board of Directors.

In addition, during the fourth quarter of 1999, the Company adopted an Officer Severance Program (the “Program”) for the benefit of those officers of the Company who do not have employment agreements. Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause) within two years of a change in control (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to the sum of such officer’s base salary and cash bonus, as well as accelerated vesting of stock options and restricted stock. Costs related to the Company’s employment agreements and the Program are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” and therefore are recognized when considered by management to be probable and estimable.

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

The Company is currently involved in construction litigation with a general contractor and a surety bond provider related to a community that has since completed development. A non-jury trial ended in April 2004, and in May 2004, the court issued a ruling, finding that these parties were liable to the Company for consequential damages due to breach of contract and other failures to perform. The court issued a ruling in October 2004, awarding the Company approximately $1,250 plus interest. However, the Company has determined that it will file an appeal to seek an increase in the damage award. There is no guarantee that a higher, or any, damage award, will be received by the Company after all appeals are filed and a final ruling is provided.

Lease Obligations

The Company owns six apartment communities which are located on land subject to land leases expiring between July 2029 and March 2142. In addition, the Company leases certain office space. These leases are accounted for as operating leases in accordance with SFAS No. 13, “Accounting for Leases.” The Company incurred costs of $4,399, $3,348 and $1,931 in the years ended December 31, 2004, 2003 and 2002, respectively, related to these leases.

The following table details the future minimum lease payments under the Company’s current operating leases:

Payments due by period
2005	2006	2007	2008	2009	Thereafter

$4,061	$4,059	$4,103	$4,093	$3,548	373,211

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

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use Net Operating Income (“NOI”) as the primary financial measure for Established and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses, including property taxes, and excludes corporate-level property management and other indirect operating expenses, investments and investment management, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, venture partner interest in profit-sharing, depreciation expense, cumulative effect of change in accounting principle, gain on sale of real estate assets and income from discontinued operations. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

A reconciliation of NOI to net income for the years ended December 31, 2004, 2003 and 2002 is as follows:

	For the year ended
	12-31-04	12-31-03	12-31-02

Net income	$219,745	$271,525	$173,618
Corporate-level property management and other indirect operating expenses	27,956	27,123	25,894
Investments and investment management	4,691	2,948	4,658
Interest income	(194)	(3,440)	(3,978)
Interest expense	131,314	133,637	118,288
General and administrative expense	18,074	14,830	13,449
Equity in income of unconsolidated entities	(1,100)	(25,535)	(55)
Minority interest in consolidated partnerships	150	950	865
Venture partner interest in profit-sharing	1,178	1,688	857
Depreciation expense	160,815	147,658	130,488
Impairment loss	—	—	6,800
Cumulative effect of change in accounting principle	(4,547)	—	—
Gain on sale of real estate assets	(122,425)	(160,990)	(48,893)
Income from discontinued operations	(6,444)	(16,494)	(27,508)

Net operating income	$429,213	$393,900	$394,483

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the years ending December 31, 2004, 2003 and 2002 has been adjusted for the communities that were sold from January 1, 2002 through December 31, 2004 as described in Note 7, “Discontinued Operations — Real Estate Assets Sold or Held for Sale.”

	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)
For the year ended December 31, 2004

Established
Northeast	$150,752	$100,016	(0.4%)	$841,684
Mid-Atlantic	53,735	37,945	2.6%	287,700
Midwest	10,734	6,188	6.8%	91,121
Pacific Northwest	31,852	19,843	1.8%	347,647
Northern California	136,948	94,696	(5.9%)	1,377,598
Southern California	56,124	39,634	1.8%	401,204

Total Established	440,145	298,322	(1.3%)	3,346,954

Other Stabilized	114,698	74,409	n/a	1,087,644
Development / Redevelopment	93,096	55,967	n/a	1,074,733
Land Held for Future Development	n/a	n/a	n/a	166,751
Non-allocated (2)	515	515	n/a	21,062

Total	$648,454	$429,213	9.0%	$5,697,144

For the year ended December 31, 2003

Established
Northeast	$151,902	$100,016	(8.9%)	$885,966
Mid-Atlantic	59,436	41,875	(4.7%)	321,672
Midwest	16,141	8,553	(16.7%)	140,631
Pacific Northwest	27,342	16,817	(11.4%)	297,653
Northern California	137,686	98,022	(10.4%)	1,326,717
Southern California	43,225	30,186	(0.7%)	304,545

Total Established	435,732	295,469	(8.5%)	3,277,184

Other Stabilized	77,699	52,673	n/a	714,525
Development / Redevelopment	77,714	44,561	n/a	1,196,684
Land Held for Future Development	n/a	n/a	n/a	81,358
Non-allocated (2)	1,197	1,197	n/a	20,418

Total	$592,342	$393,900	(0.2%)	$5,290,169

For the year ended December 31, 2002

Established
Northeast	$142,333	$98,516	(7.8%)	$784,877
Mid-Atlantic	60,499	43,937	(1.9%)	320,907
Midwest	17,082	10,269	(8.2%)	140,248
Pacific Northwest	6,210	4,255	(14.0%)	60,478
Northern California	148,262	108,748	(18.1%)	1,323,718
Southern California	42,386	30,399	2.6%	303,464

Total Established	416,772	296,124	(10.3%)	2,933,692

Other Stabilized	75,651	51,666	n/a	751,756
Development / Redevelopment	75,756	44,375	n/a	1,143,624
Land Held for Future Development	n/a	n/a	n/a	78,688
Non-allocated (2)	2,318	2,318	n/a	21,790

Total	$570,497	$394,483	(3.8%)	$4,929,550

(1)	Does not include gross real estate assets for discontinued operations of $141,588 and $439,903 as of December 31, 2003 and 2002, respectively.

(2)	Revenue and NOI amounts represent third-party management, accounting and developer fees which are not allocated to a reportable segment.

10. Stock-Based Compensation Plans

The Company has a stock incentive plan (the “1994 Plan”), which was amended and restated on December 8, 2004. Individuals who are eligible to participate in the 1994 Plan include officers, other associates, outside directors and other key persons of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. The 1994 Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code (“ISOs”), (ii) the grant of stock options that do not so qualify, (iii) grants of shares of restricted and unrestricted common stock, (iv) grants of deferred stock awards, (v) performance share awards entitling the recipient to acquire shares of common stock and (vi) dividend equivalent rights.

Shares of common stock of 2,311,249, 2,358,393 and 2,084,207 were available for future option or restricted stock grant awards under the 1994 Plan as of December 31, 2004, 2003 and 2002, respectively. On each January 1, the maximum number available for issuance under the 1994 Plan is increased by between 0.48% and 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.

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

In connection with the Merger, the exercise prices and the number of options under the Avalon 1995 Incentive Plan and the Avalon 1993 Plan were adjusted to reflect the equivalent Bay shares and exercise prices based on the 0.7683 share conversion ratio used in the Merger. Officers, non-employee directors and associates with Avalon 1995 Incentive Plan or Avalon 1993 Plan options may exercise their adjusted number of options for the Company’s common stock at the adjusted exercise price. As of June 4, 1998, the date of the Merger, options and other awards ceased to be granted under the Avalon 1993 Plan or the Avalon 1995 Incentive Plan. Accordingly, there were no options to purchase shares of common stock available for grant under the Avalon 1995 Incentive Plan or the Avalon 1993 Plan at December 31, 2004, 2003 or 2002.

Information with respect to stock options granted under the 1994 Plan, the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:

		Weighted	Avalon 1995	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share

Options Outstanding, December 31, 2001	2,893,278	$36.91	992,197	$36.03
Exercised	(281,206)	31.65	(350,157)	37.39
Granted	719,198	45.63	—	—
Forfeited	(165,263)	42.72	(1,534)	39.86

Options Outstanding, December 31, 2002	3,166,007	$39.05	640,506	$35.27

Exercised	(454,843)	32.36	(165,264)	29.39
Granted	425,101	37.14	—	—
Forfeited	(157,000)	43.45	(1,280)	34.07

Options Outstanding, December 31, 2003	2,979,265	$39.57	473,962	$37.32

Exercised	(1,167,679)	39.06	(287,700)	37.05
Granted	545,809	50.71	—	—
Forfeited	(80,577)	43.98	—	—

Options Outstanding, December 31, 2004	2,276,818	$42.39	186,262	$36.23

Options Exercisable:
December 31, 2002	2,003,395	$35.95	640,506	$35.27

December 31, 2003	2,069,704	$38.51	473,962	$37.32

December 31, 2004	1,366,009	$39.72	186,262	$38.15

For options outstanding at December 31, 2004 under the 1994 Plan, 945,976 options had exercise prices ranging between $25.38 and $39.99 and a weighted average contractual life of 5.2 years, 787,633 options had exercise prices ranging between $40.00 and $49.99 and a weighted average contractual life of 6.7 years, and 543,209 options had exercise prices ranging between $50.00 and $59.42 and a weighted average contractual life of 9.1 years. Options outstanding at December 31, 2004 for the Avalon 1993 and Avalon 1995 Plans had exercise prices ranging from $28.15 to $36.61 and a weighted average contractual life of 3.0 years.

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

The weighted average fair value of the options granted during 2004 is estimated at $3.87 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 6.05% over the expected life of the option, volatility of 17.28%, risk-free interest rates of 3.58% and an expected life of approximately 7 years. The weighted average fair value of the options granted during 2003 is estimated at $1.94 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 7.56% over the expected life of the option, volatility of 18.68%, risk-free interest rates of 3.31% and an expected life of approximately 7 years. The weighted average fair value of the options granted during 2002 is estimated at $4.52 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 6.15% over the expected life of the option, volatility of 18.90%, risk-free interest rates of 4.81% and an expected life of approximately 7 years. The cost related to stock-based employee compensation for employee stock options included in the determination of net income is based on actual forfeitures for the given year.

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 813,514 shares remaining available for issuance under the plan. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that as of the applicable election period they have been employed by the Company for twelve months. Under the ESPP, eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions, subject to maximum purchase limitations. The purchase period is a period of seven months beginning each May 1 and ending each November 30. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed by the Board of Directors, if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 14,476 shares, 14,393 shares and 29,345 shares and recognized compensation expense of $109, $95 and $152 under the ESPP for the years ended December 31, 2004, 2003 and 2002, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed under SFAS No. 123, as further discussed in Note 1, “Organization and Significant Accounting Policies.”

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

The following estimated fair values of financial instruments were determined by management using available market information and established valuation methodologies, including discounted cash flow. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

•	Cash equivalents, rents receivable, accounts payable and accrued expenses, and other liabilities are carried at their face amounts, which reasonably approximate their fair values.

•	Bond indebtedness and notes payable with an aggregate carrying value of approximately $2,341,000 and $2,286,000 had an estimated aggregate fair value of $2,533,000 and $2,556,000 at December 31, 2004 and 2003, respectively.

12. Related Party Arrangements

Purchase of Mortgage Note

Concurrent with its initial public offering in November 1993, Avalon purchased an existing participating mortgage note made to Arbor Commons Associates Limited Partnership (“Arbor Commons Associates”), which owns Avalon Arbor, a 302 apartment home community in Shrewsbury, Massachusetts. Prior to May 2004, the Company’s Chairman and CEO held an equity interest in the general partner of Arbor Commons Associates; in May 2004, the Company’s Chairman and CEO fully disposed of his equity interests. This mortgage note accrued interest at a fixed rate of 10.2% per annum, payable at 9.0% per annum, was due to mature in November 2005 and was secured by the interest in Avalon Arbor. As of December 31, 2003, the Company reported a note receivable of $21,483 and accrued interest on the note of $5,834. Related interest income for the years ended December 31, 2003 and 2002 was $3,168 and $3,091, respectively. Beginning January 1, 2004, the Company consolidated the financial position and results of operations of Arbor Commons Associates under the requirements of FIN 46 as discussed in Note 1, “Organization and Significant Accounting Policies.” As such, the related interest income during the year ended December 31, 2004 has been eliminated in consolidation. On October 15, 2004, the Company received payment in full for the mortgage note and all accrued interest of $33,994, including a prepayment premium of approximately $1,240, net of legal costs associated with the prepayment negotiations.

Unconsolidated Entities

The Company manages several unconsolidated real estate joint venture entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $683, $851 and $1,019 in the years ended December 31, 2004, 2003 and 2002 respectively.

In addition, in connection with the general contractor services that the Company provides to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I as discussed in Note 6, “Investments in Unconsolidated Entities,” the Company has funded certain construction costs on behalf of CVP I, LLC during 2004 and will be reimbursed through draws on the related construction loan. As of December 31, 2004, the Company has recorded a receivable from CVP I, LLC in the amount of $19,983, which is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheet.

Indebtedness of Management

The Company had a recourse loan program under which the Company lent amounts to or on behalf of employees (“Stock Loans”) equivalent to the estimated employees’ tax withholding liabilities related to the vesting of restricted stock under the 1994 Plan. In accordance with the Sarbanes-Oxley Act of 2002, no loans to senior officers were renewed after January 1, 2003 and all were repaid in full by March 31, 2003. The Company has phased out the Stock Loan program for all other participants, and all loans were repaid by March 1, 2004.

Director Compensation

The Company’s 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. In accordance with the Company’s 1994 Plan, as then in effect, on the fifth business day following the Company’s May 2003 Annual Meeting of Stockholders, each of the Company’s non-employee directors automatically received options to purchase 7,000 shares of common stock at the last reported sale price of the common stock on the NYSE on such date, and a restricted stock grant (or, in lieu thereof, a deferred stock award) of 2,500 shares of common stock. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which, in lieu of the stock and option awards described above, each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the NYSE on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5. The Company recorded compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $940, $824 and $743 in the years ended December 31, 2004, 2003 and 2002, respectively. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $748 and $722 on December 31, 2004 and 2003, respectively.

Investment in Realeum, Inc.

As an employee incentive and retention mechanism, the Company arranged for officers of the Company to hold direct or indirect interests in the common stock of Realeum, Inc (“Realeum”). Realeum is a company involved in the development and deployment of a property management and leasing automation system in which the Company invested $2,300 in January 2002. In April 2004, Realeum was merged into a third-party, and in connection with such merger, all shares of Realeum common stock (including those held directly or indirectly by officers of the Company) were cancelled without payment of consideration. The Company still utilizes the property management and leasing automation system and has paid $516, $471 and $480 to Realeum under the terms of its licensing arrangements during the years ended December 31, 2004, 2003 and 2002, respectively.

13. Quarterly Financial Information (Unaudited)

The following summary represents the quarterly results of operations for the years ended December 31, 2004 and 2003:

	For the three months ended
	3-31-04	6-30-04	9-30-04	12-31-04

Total revenue	$154,797	$160,014	$165,202	$168,441
Net income available to common stockholders	$23,102	$32,859	$43,191	$111,894
Net income per common share — basic	$0.33	$0.46	$0.60	$1.55
Net income per common share — diluted	$0.32	$0.46	$0.60	$1.52

	For the three months ended
	3-31-03	6-30-03	9-30-03	12-31-03

Total revenue	$145,019	$146,489	$148,902	$151,932
Net income available to common stockholders	$33,700	$73,762	$55,212	$98,108
Net income per common share — basic	$0.50	$1.10	$0.80	$1.39
Net income per common share — diluted	$0.49	$1.08	$0.79	$1.36

14. Subsequent Events

In January 2005, the Company repaid $150,000 of previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity and no prepayment penalties were incurred.

In February 2005, the technology investment in which the Company held an ownership interest as of December 31, 2004 was acquired by a third-party. As a result of this transaction, the Company received net proceeds of approximately $6,700 and expects to recognize a non-routine gain on the sale of this investment of approximately $6,250.

In February 2005, the Company announced certain management changes, including the departure of a senior executive. The Company is currently negotiating the definitive terms of this executive’s departure and on-going relationship post-departure. The Company expects that it will enter into a consulting services arrangement with this executive, pursuant to which he will provide consulting and transitional development services following his departure; however, there is no guarantee that such a consulting arrangement will be put into place. The Company expects that this executive will receive a cash payment of approximately $2,000 and he will retain and receive accelerated vesting of his equity based compensation awards, as well as certain prorated compensation through his expected departure date of April 30, 2005.

As of February 28, 2005, two communities previously held for operating purposes were classified as held for sale under SFAS No. 144. These communities have a net real estate carrying value of $40,675 as of December 31, 2004. The Company is actively pursuing the disposition of these communities and expects to close during the first half of 2005.

As discussed in Note 1, “Organization and Significant Accounting Policies,” the Company recorded an impairment loss in the year ended December 31, 2002 related to two land parcels. As of December 31, 2002, the Company determined that these two land parcels were not likely to proceed to development, and although they did not qualify as held for sale under the provisions of SFAS No. 144, they were planned for disposition. Therefore, the Company performed an analysis of the carrying value of these land parcels in connection with this change in anticipated use. As a result, the Company recorded an impairment loss to reflect these parcels at fair market value, based on their entitlement status as of December 31, 2002. As of February 28, 2005, the Company is under contract to sell one of these parcels of land. Due to changes in economic conditions since 2002, the disposition of this parcel of land at the current contracted sales price would result in the recovery of the previously recognized impairment loss. However, there can be no assurance that such a sale will occur.

In March 2005, the Company issued $100,000 in unsecured notes under its existing shelf registration statement at an annual effective interest rate of 4.999%. Interest on these notes is payable semi-annually on March 15 and September 15, and they mature in March 2013.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Current Communities

Avalon at Center Place	$—	$26,816	$1,422	$—	$28,238	$28,238	$7,401	$20,837	$—	1991/1997
Avalon at Faxon Park	1,136	14,019	215	1,136	14,234	15,370	3,523	11,847	—	1998
Avalon at Flanders Hill	3,572	33,504	—	3,572	33,504	37,076	2,763	34,313	22,429	2003
Avalon at Lexington	2,124	12,599	815	2,124	13,414	15,538	4,786	10,752	13,151	1994
Avalon at Newton Highlands	11,038	45,279	—	11,038	45,279	56,317	2,060	54,257	39,902	2003
Avalon at Prudential Center	25,811	104,399	25,439	25,811	129,838	155,649	26,255	129,394	—	1968/1998
Avalon at The Pinehills I	3,623	16,293	—	3,623	16,293	19,916	178	19,738	—	2004
Avalon Essex	5,230	15,483	943	5,230	16,426	21,656	2,839	18,817	—	2000
Avalon Estates	1,972	18,167	206	1,972	18,373	20,345	2,726	17,619	—	2001
Avalon Ledges	2,627	32,900	542	2,627	33,442	36,069	3,053	33,016	19,674	2002
Avalon Oaks	2,129	18,640	212	2,129	18,852	20,981	3,957	17,024	17,426	1999
Avalon Oaks West	3,303	13,316	194	3,303	13,510	16,813	1,437	15,376	17,239	2002
Avalon Orchards	2,975	18,037	27	2,975	18,064	21,039	1,803	19,236	20,353	2002
Avalon Summit	1,743	14,654	516	1,743	15,170	16,913	4,607	12,306	—	1986/1996
Avalon West	943	9,881	293	943	10,174	11,117	2,938	8,179	8,327	1996
Avalon at Steven’s Pond	10,704	43,431	—	10,704	43,431	54,135	1,870	52,265	—	2004
Essex Place	4,643	19,003	76	4,643	19,079	23,722	189	23,533	—	2004
Avalon at Greyrock Place	13,819	55,846	651	13,819	56,497	70,316	5,006	65,310	—	2002
Avalon Corners	6,305	24,179	1,356	6,305	25,535	31,840	4,817	27,023	—	2000
Avalon Darien	6,922	34,543	—	6,922	34,543	41,465	1,403	40,062	—	2004
Avalon Gates	4,414	31,305	1,012	4,414	32,317	36,731	8,441	28,290	—	1997
Avalon Glen	5,956	23,993	1,831	5,956	25,824	31,780	9,440	22,340	—	1991
Avalon Haven	1,264	11,762	745	1,264	12,507	13,771	2,093	11,678	—	2000
Avalon Lake	3,314	13,139	696	3,314	13,835	17,149	2,776	14,373	—	1999
Avalon Milford I	8,738	21,545	—	8,738	21,545	30,283	268	30,015	—	2004
Avalon New Canaan	4,835	19,484	—	4,835	19,484	24,319	1,741	22,578	—	2002
Avalon on Stamford Harbor	10,836	51,620	384	10,836	52,004	62,840	4,525	58,315	—	2003
Avalon Springs	2,116	14,512	509	2,116	15,021	17,137	4,044	13,093	—	1996
Avalon Valley	2,277	22,424	1,400	2,277	23,824	26,101	4,807	21,294	—	1999
Avalon Walk I & II	9,102	48,796	1,470	9,102	50,266	59,368	17,853	41,515	—	1992/1994
Avalon at Glen Cove South	7,871	58,841	—	7,871	58,841	66,712	885	65,827	—	2004
Avalon Commons	4,679	28,552	233	4,679	28,785	33,464	7,496	25,968	—	1997

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Avalon Court	9,228	48,920	1,379	9,228	50,299	59,527	10,565	48,962	—	1997/2000
Avalon Towers	3,118	12,709	3,109	3,118	15,818	18,936	4,660	14,276	—	1990/1995
Avalon at Edgewater	14,529	60,061	178	14,529	60,239	74,768	6,817	67,951	—	2002
Avalon at Florham Park	6,647	34,639	342	6,647	34,981	41,628	5,276	36,352	—	2001
Avalon Cove	8,760	82,356	1,368	8,760	83,724	92,484	22,526	69,958	—	1997
The Tower at Avalon Cove	3,738	45,755	374	3,738	46,129	49,867	8,992	40,875	—	1999
Avalon at Freehold	4,116	30,191	227	4,116	30,418	34,534	3,315	31,219	—	2002
Avalon Run East	1,579	14,669	46	1,579	14,715	16,294	4,262	12,032	—	1996
Avalon Watch	5,585	22,394	2,117	5,585	24,511	30,096	9,408	20,688	—	1988
Avalon Gardens	8,428	45,706	527	8,428	46,233	54,661	11,397	43,264	—	1998
Avalon Green	1,820	10,525	327	1,820	10,852	12,672	3,589	9,083	—	1995
Avalon Riverview I	—	94,246	—	—	94,246	94,246	7,760	86,486	—	2002
Avalon View	3,529	14,140	1,037	3,529	15,177	18,706	5,602	13,104	16,920	1993
Avalon Willow	6,207	39,852	1,057	6,207	40,909	47,116	7,434	39,682	—	2000
The Avalon	2,889	28,273	65	2,889	28,338	31,227	5,455	25,772	—	1999
Avalon at Fairway Hills I, II & III	8,612	34,463	2,409	8,612	36,872	45,484	11,765	33,719	11,500	1987/1996
Avalon at Symphony Glen	1,594	6,384	1,276	1,594	7,660	9,254	3,157	6,097	9,780	1986
Avalon Landing	1,849	7,409	688	1,849	8,097	9,946	2,782	7,164	6,177	1984/1995
Hobbits Grove	4,986	20,199	3	4,986	20,202	25,188	58	25,130	—	1989/2004
AutumnWoods	6,096	24,400	560	6,096	24,960	31,056	7,128	23,928	—	1989/1996
Avalon at Arlington Square	22,041	90,253	60	22,041	90,313	112,354	10,549	101,805	—	2001
Avalon at Ballston - Washington Towers	7,291	29,177	1,249	7,291	30,426	37,717	11,050	26,667	—	#N/A
Avalon at Cameron Court	10,292	32,931	155	10,292	33,086	43,378	8,185	35,193	—	1998
Avalon at Decoverly	6,157	24,800	930	6,157	25,730	31,887	8,273	23,614	—	1991/1995
Avalon at Foxhall	6,848	27,614	9,460	6,848	37,074	43,922	10,415	33,507	—	1982
Avalon at Gallery Place I	9,084	39,378	315	9,084	39,693	48,777	2,211	46,566	—	2003
Avalon at Grosvenor Station	24,751	56,291	—	24,751	56,291	81,042	1,811	79,231	—	2004
Avalon at Providence Park	2,152	8,907	423	2,152	9,330	11,482	2,504	8,978	—	1988/1997
Avalon at Rock Spring	—	45,834	171	—	46,005	46,005	3,139	42,866	—	2003
Avalon at Traville	14,350	54,610	—	14,350	54,610	68,960	1,455	67,505	—	2004
Avalon Crescent	13,851	43,401	244	13,851	43,645	57,496	11,779	45,717	—	1996
Avalon Crossing	2,207	11,683	35	2,207	11,718	13,925	3,401	10,524	—	1996
Avalon Fields I & II	4,047	18,553	123	4,047	18,676	22,723	5,459	17,264	10,912	1998
Avalon Knoll	1,528	6,136	1,218	1,528	7,354	8,882	3,130	5,752	12,502	1985

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
200 Arlington Place	9,728	39,527	911	9,728	40,438	50,166	5,767	44,399	—	1987/2000
Avalon at Danada Farms	7,535	30,444	524	7,535	30,968	38,503	7,559	30,944	—	1997
Avalon at Stratford Green	4,326	17,569	97	4,326	17,666	21,992	4,311	17,681	—	1997
Avalon at West Grove	5,149	20,657	4,820	5,149	25,477	30,626	6,300	24,326	—	1967
Briarcliffe Lakeside	2,802	11,528	161	2,802	11,689	14,491	201	14,290	8,104	2004
Avalon at Bear Creek	6,786	27,035	871	6,786	27,906	34,692	6,381	28,311	—	1998
Avalon Bellevue	6,664	23,908	296	6,664	24,204	30,868	3,452	27,416	—	2001
Avalon Belltown	5,644	12,453	370	5,644	12,823	18,467	1,589	16,878	—	2001
Avalon Brandemoor	8,630	36,679	79	8,630	36,758	45,388	4,910	40,478	—	2001
Avalon HighGrove	7,569	32,035	118	7,569	32,153	39,722	4,681	35,041	—	2000
Avalon ParcSquare	3,789	15,093	338	3,789	15,431	19,220	2,500	16,720	—	2000
Avalon Redmond Place	4,558	17,504	4,056	4,558	21,560	26,118	5,655	20,463	—	1991/1997
Avalon RockMeadow	4,777	19,671	178	4,777	19,849	24,626	3,217	21,409	—	2000
Avalon WildReed	4,253	18,676	86	4,253	18,762	23,015	2,989	20,026	—	2000
Avalon WildWood	6,268	26,597	65	6,268	26,662	32,930	3,519	29,411	—	2001
Avalon Wynhaven	11,412	41,142	46	11,412	41,188	52,600	5,532	47,068	—	2001
Ravenswood at the Park	9,690	39,358	5	9,690	39,363	49,053	41	49,012	—	1983/2004
Avalon at Union Square	4,249	16,820	1,379	4,249	18,199	22,448	4,228	18,220	—	1973/1996
Avalon at Willow Creek	6,581	26,583	1,713	6,581	28,296	34,877	6,657	28,220	—	1985/1994
Avalon Dublin	5,276	19,642	2,164	5,276	21,806	27,082	4,984	22,098	—	1989/1997
Avalon Fremont	15,016	60,681	2,216	15,016	62,897	77,913	14,780	63,133	—	1994
Avalon Pleasanton	11,610	46,552	2,793	11,610	49,345	60,955	11,837	49,118	—	1988/1994
Waterford	11,324	45,717	2,980	11,324	48,697	60,021	11,758	48,263	33,100	1985/1986
Avalon at Cedar Ridge	4,230	9,659	12,007	4,230	21,666	25,896	5,216	20,680	—	1972/1997
Avalon at Diamond Heights	4,726	19,130	1,019	4,726	20,149	24,875	4,717	20,158	—	1972/1994
Avalon at Mission Bay North	—	78,832	—	—	78,832	78,832	4,878	73,954	—	2003
Avalon at Nob Hill	5,403	21,567	934	5,403	22,501	27,904	5,105	22,799	18,847	1990/1995
Avalon Sunset Towers	3,561	21,321	3,719	3,561	25,040	28,601	6,341	22,260	—	1961/1996
Avalon Foster City	7,852	31,445	3,892	7,852	35,337	43,189	7,877	35,312	—	1973/1994
Avalon Pacifica	6,125	24,796	596	6,125	25,392	31,517	5,872	25,645	15,602	1971/1995
Avalon Towers by the Bay	9,155	57,630	243	9,155	57,873	67,028	10,624	56,404	—	1999
Crowne Ridge	5,982	16,885	9,120	5,982	26,005	31,987	6,070	25,917	—	1973/1996
Avalon at Blossom Hill	11,933	48,313	807	11,933	49,120	61,053	11,429	49,624	—	1995
Avalon at Cahill Park	4,760	47,354	390	4,760	47,744	52,504	4,127	48,377	—	2002
Avalon at Creekside	6,546	26,301	10,217	6,546	36,518	43,064	7,880	35,184	—	1962/1997

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Avalon at Foxchase I & II	11,340	45,532	2,878	11,340	48,410	59,750	11,444	48,306	26,400	1988/1987
Avalon at Parkside	7,406	29,823	717	7,406	30,540	37,946	7,071	30,875	—	1991/1996
Avalon at Pruneyard	3,414	15,469	13,000	3,414	28,469	31,883	6,852	25,031	—	1968/1997
Avalon at River Oaks	8,904	35,126	960	8,904	36,086	44,990	8,211	36,779	—	1990/1996
Avalon Campbell	11,830	47,828	420	11,830	48,248	60,078	11,070	49,008	34,395	1995
Avalon Cupertino	9,099	39,926	84	9,099	40,010	49,109	9,634	39,475	—	1999
Avalon Mountain View	9,755	39,393	1,803	9,755	41,196	50,951	9,568	41,383	18,300	1986
Avalon on the Alameda	6,119	50,164	209	6,119	50,373	56,492	10,432	46,060	—	1999
Avalon Rosewalk	15,814	62,028	566	15,814	62,594	78,408	13,864	64,544	—	1997/1999
Avalon Silicon Valley	20,713	99,304	1,390	20,713	100,694	121,407	22,957	98,450	—	1997
Avalon Sunnyvale	6,786	27,388	1,067	6,786	28,455	35,241	6,611	28,630	—	1987/1995
Avalon Towers on the Peninsula	9,560	56,021	115	9,560	56,136	65,696	5,617	60,079	—	2002
Countrybrook	9,384	34,958	4,171	9,384	39,129	48,513	9,043	39,470	17,145	1985/1996
San Marino	6,607	26,673	1,138	6,607	27,811	34,418	6,496	27,922	—	1984/1988
Avalon at Media Center	22,483	28,104	25,251	22,483	53,355	75,838	11,496	64,342	—	1961/1997
Avalon at Warner Center	7,045	12,986	6,449	7,045	19,435	26,480	5,266	21,214	—	1979/1998
Avalon at Glendale	—	39,920	215	—	40,135	40,135	1,836	38,299	—	2003
Avalon Redondo Beach	4,788	19,311	20	4,788	19,331	24,119	385	23,734	16,765	1971/2004
Avalon Woodland Hills	23,828	40,372	7,819	23,828	48,191	72,019	12,695	59,324	—	1989/1997
The Promenade	14,052	56,820	131	14,052	56,951	71,003	4,999	66,004	32,663	1988/2002
Avalon at Pacific Bay	4,871	19,745	7,406	4,871	27,151	32,022	6,262	25,760	—	1971/1997
Avalon at South Coast	4,709	16,063	4,273	4,709	20,336	25,045	4,943	20,102	—	1973/1996
Avalon Mission Viejo	2,517	9,257	1,639	2,517	10,896	13,413	2,613	10,800	6,928	1984/1996
Avalon Newport	1,975	3,814	4,327	1,975	8,141	10,116	1,935	8,181	—	1956/1996
Avalon Santa Margarita	4,607	16,911	2,516	4,607	19,427	24,034	4,623	19,411	—	1990/1997
Avalon at Cortez Hill	2,768	20,134	11,498	2,768	31,632	34,400	7,017	27,383	—	1973/1998
Avalon at Mission Bay	9,922	40,633	15,548	9,922	56,181	66,103	12,355	53,748	—	1969/1997
Avalon at Mission Ridge	2,710	10,924	8,097	2,710	19,021	21,731	4,591	17,140	—	1960/1997
Avalon at Penasquitos Hills	2,760	9,391	2,574	2,760	11,965	14,725	2,680	12,045	—	1982/1997

	$883,605	$4,086,943	$268,150	$883,605	$4,355,093	$5,238,698	$798,839	$4,439,859	$454,541

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Development Communities

Avalon at Bedford Center	$—	$5,788	$—	$—	$5,788	$5,788	$—	$5,788	$—	N/A
Avalon at Crane Brook	10,521	42,965	—	10,521	42,965	53,486	512	52,974	—	N/A
Avalon Camarillo	—	15,376	—	—	15,376	15,376	—	15,376	—	N/A
Avalon Danbury	—	19,316	—	—	19,316	19,316	—	19,316	—	N/A
Avalon Del Rey	—	28,010	—	—	28,010	28,010	—	28,010	6,278	N/A
Avalon Juanita Village	—	27,327	—	—	27,327	27,327	—	27,327	—	N/A
Avalon Orange	—	17,200	—	—	17,200	17,200	—	17,200	—	N/A
Avalon Pines I	549	38,763	—	549	38,763	39,312	37	39,275	—	N/A
Avalon Run East II	3,926	41,815	—	3,926	41,815	45,741	262	45,479	—	N/A

	$14,996	$236,560	$—	$14,996	$236,560	$251,556	$811	$250,745	$6,278

Land held for development	166,750	—	—	166,750	—	166,750	—	166,750	20,024
Corporate overhead	1,585	10,374	28,181	1,585	38,555	40,140	19,669	20,471	1,961,448

	$1,066,936	$4,333,877	$296,331	$1,066,936	$4,630,208	$5,697,144	$819,319	$4,877,825	$2,442,291

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in thousands)

Amounts include real estate assets held for sale.

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building - 30 years
Improvements, upgrades and FF&E - not to exceed 7 years

The aggregate cost of total real estate for Federal income tax purposes was approximately $5,697,000 at December 31, 2004.

The changes in total real estate assets for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years ended December 31,
	2004	2003	2002
Balance, beginning of period	$5,431,757	$5,369,453	$4,837,869
Acquisitions, construction costs and improvements	520,643	369,818	575,879
Dispositions, including impairment loss on planned dispositions	(255,256)	(307,514)	(44,295)

Balance, end of period	$5,697,144	$5,431,757	$5,369,453

The changes in accumulated depreciation for the years ended December 31, 2004, 2003 and 2002, are as follows:

	Years ended December 31,
	2004	2003	2002
Balance, beginning of period	$695,368	$584,022	$447,026
Depreciation, including discontinued operations	162,667	153,796	144,477
Dispositions	(38,716)	(42,450)	(7,481)

Balance, end of period	$819,319	$695,368	$584,022