Form 10-Q
period 2005-03-31
AVALONBAY COMMUNITIES INC
filed 2005-05-06
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

72,916,693 shares of common stock, par value $0.01 per share, were outstanding as of April 29, 2005

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and
	December 31, 2004	1

	Condensed Consolidated Statements of Operations and Other Comprehensive Income
	(unaudited) for the three months ended March 31, 2005 and 2004	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months
	ended March 31, 2005 and 2004	3-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits and Reports on Form 8-K	50-52

Signatures		53

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3-31-05	12-31-04
	(unaudited)
ASSETS
Real estate:
Land	$876,211	$890,639
Buildings and improvements	4,354,297	4,283,771
Furniture, fixtures and equipment	134,377	132,726

	5,364,885	5,307,136
Less accumulated depreciation	(861,581)	(810,028)

Net operating real estate	4,503,304	4,497,108
Construction in progress, including land	179,727	173,291
Land held for development	187,875	166,751
Operating real estate assets held for sale, net	—	40,675

Total real estate, net	4,870,906	4,877,825

Cash and cash equivalents	3,497	1,552
Cash in escrow	13,615	13,075
Resident security deposits	25,929	23,478
Investments in unconsolidated real estate entities	42,318	41,379
Deferred financing costs, net	20,097	21,859
Deferred development costs	35,863	37,007
Prepaid expenses and other assets	53,044	52,106

Total assets	$5,065,269	$5,068,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,809,133	$1,859,448
Variable rate unsecured credit facility	136,000	102,000
Mortgage notes payable	462,263	480,843
Dividends payable	53,923	52,982
Payables for construction	21,399	23,005
Accrued expenses and other liabilities	85,353	70,481
Accrued interest payable	27,707	37,254
Resident security deposits	36,159	34,708
Liabilities related to real estate assets held for sale	—	744

Total liabilities	2,631,937	2,661,465

Minority interest of unitholders in consolidated partnerships	20,668	21,525

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both March 31, 2005 and December 31, 2004; 4,000,000 shares issued and outstanding at both March 31, 2005 and December 31, 2004	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both March 31, 2005 and December 31, 2004; 72,884,022 and 72,582,076 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	729	726
Additional paid-in capital	2,410,152	2,389,511
Deferred compensation	(18,549)	(8,659)
Dividends less than accumulated earnings	26,088	10,769
Accumulated other comprehensive loss	(5,796)	(7,096)

Total stockholders’ equity	2,412,664	2,385,291

Total liabilities and stockholders’ equity	$5,065,269	$5,068,281

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3-31-05	3-31-04
Revenue:
Rental and other income	$168,277	$153,280
Management, development and other fees	434	148

Total revenue	168,711	153,428

Expenses:
Operating expenses, excluding property taxes	46,491	44,541
Property taxes	16,792	15,327
Interest expense	32,153	32,195
Depreciation expense	41,106	38,567
General and administrative expense	7,159	4,713

Total expenses	143,701	135,343

Equity in income of unconsolidated entities	6,583	187
Interest income	31	20
Venture partner interest in profit-sharing	—	(325)
Minority interest in consolidated partnerships	(513)	157

Income from continuing operations before cumulative effect of change in accounting principle	31,111	18,124

Discontinued operations:
Income from discontinued operations	886	2,606
Gain on sale of real estate assets	37,613	—

Total discontinued operations	38,499	2,606

Income before cumulative effect of change in accounting principle	69,610	20,730
Cumulative effect of change in accounting principle	—	4,547

Net income	69,610	25,277
Dividends attributable to preferred stock	(2,175)	(2,175)

Net income available to common stockholders	$67,435	$23,102

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	1,300	(372)

Comprehensive income	$68,735	$22,730

Dividends declared per common share	$0.71	$0.70

Earnings per common share - basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.40	$0.29
Discontinued operations	0.53	0.04

Net income available to common stockholders	$0.93	$0.33

Earnings per common share - diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.40	$0.28
Discontinued operations	0.52	0.04

Net income available to common stockholders	$0.92	$0.32

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	3-31-05	3-31-04
Cash flows from operating activities:
Net income	$69,610	$25,277
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	41,106	38,567
Depreciation expense from discontinued operations	—	1,129
Amortization of deferred financing costs and debt premium/discount	890	1,132
Amortization of deferred compensation	2,583	1,062
Income (loss) allocated to minority interest in consolidated partnerships including discontinued operations	513	(145)
Income allocated to venture partner interest in profit-sharing	—	325
Gain on sale of real estate assets	(37,613)	—
Gain on sale of technology investment	(6,252)	—
Cumulative effect of change in accounting principle	—	(4,547)
Increase in cash in operating escrows	(1,178)	(1,470)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	(1,938)	1,015
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	106	(11,628)

Net cash provided by operating activities	67,827	50,717

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(79,231)	(51,895)
Acquisition of real estate assets, including partner equity interest	(57,415)	—
Capital expenditures - existing real estate assets	(1,054)	(2,079)
Capital expenditures - non-real estate assets	(65)	(79)
Proceeds from sale of communities and technology investment, including reimbursement for fund communities, net of selling costs	172,626	—
Decrease in payables for construction	(1,606)	(1,266)
Decrease in cash in construction escrows	638	—
Decrease (increase) in investments in unconsolidated real estate entities	(6,568)	312

Net cash provided by (used in) investing activities	27,325	(55,007)

Cash flows from financing activities:
Issuance of common stock	6,333	12,955
Dividends paid	(52,954)	(51,831)
Net borrowings under unsecured credit facility	34,000	195,000
Collateral posting for letters of credit	—	(17,577)
Issuance of mortgage notes payable and draws on construction loans	7,984	—
Repayments of mortgage notes payable	(37,836)	(12,477)
Repayment of unsecured notes, net of issuances	(50,000)	(125,000)
Payment of deferred financing costs	(340)	(2,313)
Redemption of units for cash by minority partners	(50)	—
Distributions to DownREIT partnership unitholders	(309)	(369)
Distributions to joint venture and profit-sharing partners	(35)	(917)

Net cash used in financing activities	(93,207)	(2,529)

Net increase (decrease) in cash and cash equivalents	1,945	(6,819)

Cash and cash equivalents, beginning of period	1,552	7,165

Cash and cash equivalents, end of period	$3,497	$346

Cash paid during period for interest, net of amount capitalized	$39,697	$42,960

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the three months ended March 31, 2005:

•	As described in Note 4, “Stockholders’ Equity,” 156,161 shares of common stock were issued in connection with stock grants, 401 shares were issued through the Company’s dividend reinvestment plan, 31,476 shares were withheld to satisfy employees’ tax withholding and other liabilities and 3,925 shares were forfeited, for a net value of $8,487. In addition, the Company granted 705,221 options for common stock at a value of $4,462.

•	23,073 units of limited partnership, valued at $994, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company deconsolidated mortgage notes payable in the aggregate amount of $24,869 upon admittance of outside investors into a previously consolidated discretionary investment fund. See Note 6, “Investments in Unconsolidated Entities.”

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $1,300 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	Common and preferred dividends declared but not paid totaled $53,923.

During the three months ended March 31, 2004:

•	140,563 shares of common stock were issued in connection with stock grants, 33,340 shares were issued in connection with non-cash stock option exercises, 48,657 shares were withheld to satisfy employees’ tax withholding and other liabilities and 72 shares were forfeited, for a net value of $5,828. In addition, the Company granted 540,509 options for common stock at a value of $2,042.

•	48,629 units of limited partnership, valued at $1,835, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded an increase to other liabilities and a corresponding loss to other comprehensive income of $372 to adjust the Company’s Hedged Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $52,202.

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

At March 31, 2005, the Company owned or held a direct or indirect ownership interest in 137 operating apartment communities containing 40,133 apartment homes in ten states and the District of Columbia, of which four communities containing 1,430 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 11 communities under construction that are expected to contain an aggregate of 2,717 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 49 communities that, if developed in the manner expected, will contain an estimated 13,104 apartment homes.

During the three months ended March 31, 2005:

•	The Company admitted outside investors into AvalonBay Value Added Fund, L.P., (the “Fund”). See Note 6, “Investments in Unconsolidated Entities.”
•	The Company acquired its joint venture partner’s interest in the limited liability company that owns Avalon on the Sound. See Note 6, “Investments in Unconsolidated Entities.”
•	The Company sold two communities, Avalon at Penasquitos Hills, located in San Diego, California, and Avalon Sunnyvale, located in the greater San Jose, California area. These two communities, which contained a total of 396 apartment homes, were sold for an aggregate sales price of $79,250. The sale of these communities resulted in a gain calculated in accordance with generally accepted accounting principles (“GAAP”) of $37,613.
•	The Company completed the development of one community, Avalon at Crane Brook, located in the greater Boston, Massachusetts area. Avalon at Crane Brook is a garden-style community containing 387 apartment homes and was completed for a total capitalized cost of $55,900.
•	The Company commenced construction of two communities. Avalon Wilshire, located in Los Angeles, California, is expected to contain 123 apartment homes when completed, for a total capitalized cost of $42,000. Avalon at Mission Bay North II, located in San Francisco, California, is expected to contain 313 apartment homes when completed, for a total capitalized cost of $118,000. Avalon at Mission Bay North II is being developed through a joint venture in which the Company owns a 25% equity interest.
•	The Company acquired four parcels of land to hold for future development, for an aggregate purchase price of $15,664. These parcels of land, if developed as expected, will contain 557 apartment homes for a total capitalized cost of $98,000.

The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits and technology investments, in the amounts of $219 and $242 for the three months ended March 31, 2005 and 2004, respectively.

The Company owns four parcels of land improved with office buildings and industrial space occupied by unrelated third-parties in connection with four Development Rights. The Company intends to manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. As provided under the guidance of SFAS No. 67, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.

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

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $12,975 at March 31, 2005 and $12,966 at December 31, 2004.

Cash, Cash Equivalents and Cash in Escrow

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.

Interest Rate Contracts

The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of March 31, 2005 and December 31, 2004, the Company had approximately $235,000 and $236,000, respectively, in variable rate debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities.”

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

	For the three months ended
	3-31-05	3-31-04
Basic and diluted shares outstanding

Weighted average common shares - basic	72,496,413	70,920,226

Weighted average DownREIT units outstanding	497,968	607,759

Effect of dilutive securities	1,263,915	1,015,997

Weighted average common shares - diluted	74,258,296	72,543,982

Calculation of Earnings per Share - basic

Net income available to common stockholders	$67,435	$23,102

Weighted average common shares - basic	72,496,413	70,920,226

Earnings per common share - basic	$0.93	$0.33

Calculation of Earnings per Share - diluted

Net income available to common stockholders	$67,435	$23,102

Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	477	326

Adjusted net income available to common stockholders	$67,912	$23,428

Weighted average common shares - diluted	74,258,296	72,543,982

Earnings per common share - diluted	$0.92	$0.32

Certain options to purchase shares of common stock in the amounts of 705,221 and 3,000 were outstanding during the three months ended March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the three months ended March 31, 2005 and 2004, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The Company will adopt the provisions of SFAS 123(R), “Share Based Payment,” for which the adoption date was deferred to the fiscal year beginning after June 15, 2005, or January 1, 2006. The Company does not expect the adoption of SFAS 123(R) to have a material effect on its financial position or results of operations.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period based on the fair market value as determined on the date of grant:

		For the three months ended
		3-31-05	3-31-04
Net income available to common stockholders, as reported		$67,435	$23,102

Add:	Actual compensation expense recorded under fair value
	based method, net of related tax effects	473	167
Deduct:	Total compensation expense determined under fair value
	based method, net of related tax effects	(573)	(504)

	Pro forma net income available to common stockholders	$67,335	$22,765

	Earnings per share:

	Basic - as reported	$0.93	$0.33

	Basic - pro forma	$0.93	$0.32

	Diluted - as reported	$0.92	$0.32

	Diluted - pro forma	$0.91	$0.32

Executive Separation Costs

In February 2005, the Company announced certain management changes including the departure of a senior executive who became entitled to severance benefits in accordance with the terms of his employment agreement with the Company. The Company entered into an agreement with this executive regarding his departure that is consistent with the terms of his employment agreement and provides for a consulting arrangement for up to one year. The Company recorded a charge of approximately $2,100 in the three months ended March 31, 2005 related to cash payments associated with this agreement. This charge is included in general and administrative expense on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. In addition, this executive will retain his equity based compensation awards, as well as certain prorated compensation through his expected departure date of April 30, 2005.

Non-Routine Income

The Company recorded income in the amount of $1,378 related to a payment received to compensate the Company for the impact of the development by a third-party of a hotel adjacent to one of the Company’s existing communities. This income is included in rental and other income on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.

Variable Interest Entities under FIN 46

The Company adopted the final provisions of FIN 46 as of January 1, 2004, which resulted in the consolidation of one entity during 2004 from which the Company held a participating mortgage note. As a result, the Company recognized a cumulative effect of change in accounting principle during the three months ended March 31, 2004 in the amount of $4,547, which increased earnings per common share – diluted by $0.06. The Company did not hold an equity interest in this entity, and therefore 100% of the entity’s net income or loss was recognized by the Company as minority interest in consolidated partnerships on the Condensed Consolidated Statements of Operations and Other Comprehensive Income. In October 2004, the Company received payment in full of the outstanding mortgage note. Upon note repayment, the Company did not continue to hold a variable interest in this entity and therefore the Company discontinued consolidating the entity under the provisions of FIN 46.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior period’s financial statements to conform with current period presentations.

2.   Interest Capitalized

Capitalized interest associated with communities under development or redevelopment totaled $5,662 and $5,068 for the three months ended March 31, 2005 and 2004, respectively.

3.   Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of March 31, 2005 and December 31, 2004 are summarized as follows:

	3-31-05	12-31-04
Fixed rate unsecured notes (1)	$1,809,133	$1,859,448
Fixed rate mortgage notes payable - conventional and tax-exempt	237,737	263,669
Variable rate mortgage notes payable - conventional and tax-exempt	210,264	210,896

Total notes payable and unsecured notes	2,257,134	2,334,013

Variable rate secured short-term debt	14,262	6,278
Variable rate unsecured credit facility	136,000	102,000

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,407,396	$2,442,291

(1)	Balances at March 31, 2005 and December 31, 2004 include $867 and $552 of debt discount, respectively, from issuance of unsecured notes.

The following debt activity occurred during the three months ended March 31, 2005:

•	The Company repaid $150,000 in previously issued unsecured notes in January 2005, along with any unpaid interest, pursuant to their scheduled maturity. No prepayment penalty was incurred.
•	The Company issued $100,000 in unsecured notes in March 2005 under its existing shelf registration statement at an annual effective interest rate of 4.999%. Interest on these notes is payable semi-annually on March 15 and September 15, and they mature in March 2013; and
•	The Company made a payment in the amount of $36,142 to the third-party lender of a joint venture entity that was unconsolidated at December 31, 2004 but was consolidated at March 31, 2005 upon acquisition of the 75% equity interest of the third-party partner (see Note 6, “Investments in Unconsolidated Entities.”)

In addition, in connection with the admittance of outside investors into the Fund, the Company deconsolidated the assets and liabilities of four communities owned by the Fund including $24,869 in fixed rate mortgage debt secured by two of the communities (see Note 6, “Investments in Unconsolidated Entities.”)

In the aggregate, mortgage notes payable mature at various dates from September 2007 through April 2043 and are secured by certain apartment communities (with a net carrying value of $668,648 as of March 31, 2005). As of March 31, 2005, the Company has guaranteed approximately $117,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.8% at March 31, 2005 and 6.7% at December 31, 2004. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed on the following page), including the effect of certain financing related fees, was 3.7% at March 31, 2005 and 3.9% at December 31, 2004.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at March 31, 2005 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes

2005	$5,787	$—	$—	—

2006	7,972	—	150,000	6.800%

2007	8,490	14,262	110,000	6.875%
			150,000	5.000%

2008	9,030	4,356	50,000	6.625%
			150,000	8.250%

2009	8,246	69,651	150,000	7.500%

2010	6,563	28,989	200,000	7.500%

2011	6,554	7,204	300,000	6.625%
			50,000	6.625%

2012	6,207	12,096	250,000	6.125%

2013	6,339	—	100,000	4.950%

2014	6,784	—	150,000	5.375%

Thereafter	149,627	104,106	—	—

	$221,599	$240,664	$1,810,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

The Company has a $500,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks. The Company had $136,000 outstanding under the facility and $26,041 in letters of credit on March 31, 2005 and $102,000 outstanding under the facility and $26,580 in letters of credit on December 31, 2004. Under the terms of the credit facility, if the Company elects to increase the facility by up to an additional $150,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.55% per annum (3.42% on March 31, 2005). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of the Company’s long-term unsecured debt. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $250,000. The competitive bid option may result in lower pricing if market conditions allow. The Company has $85,000 outstanding under this competitive bid option as of March 31, 2005 priced at LIBOR plus 0.29%, or 3.00%. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The credit facility matures in May 2008, assuming exercise of a one-year renewal option by the Company.

4.   Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the three months ended March 31, 2005:

					Dividends	Accumulated
			Additional		less than	other
	Preferred	Common	paid-in	Deferred	accumulated	comprehensive	Stockholders’
	stock	stock	capital	compensation	earnings	loss	equity
Balance at December 31, 2004	$40	$726	$2,389,511	$(8,659)	$10,769	$(7,096)	$2,385,291
Net income	—	—	—	—	69,610	—	69,610
Unrealized gain on cash flow hedges	—	—	—	—	—	1,300	1,300
Dividends declared to common and preferred stockholders	—	—	—	—	(53,923)	—	(53,923)
Issuance of common stock, net of withholdings	—	3	16,179	(8,011)	(368)	—	7,803
Issuance of stock options	—	—	4,462	(4,462)	—	—	—
Amortization of deferred compensation	—	—	—	2,583	—	—	2,583

Balance at March 31, 2005	$40	$729	$2,410,152	$(18,549)	$26,088	$(5,796)	$2,412,664

During the three months ended March 31, 2005, the Company (i) issued 157,724 shares of common stock in connection with stock options exercised, (ii) issued 23,073 shares of common stock to acquire an equal number of DownREIT limited partnership units, (iii) issued 401 shares through the Company’s dividend reinvestment plan, (iv) issued 156,161 common shares in connection with stock grants to employees of which 80% are restricted, (v) had forfeitures of 3,925 shares of restricted stock grants to employees and (vi) withheld 31,476 shares to satisfy employees’ tax withholding and other liabilities.

Dividends per common share were $0.71 and $0.70 for the three months ended March 31, 2005 and 2004, respectively. Dividends for all preferred shares during both the three months ended March 31, 2005 and 2004 were $0.54 per share.

5.   Derivative Instruments and Hedging Activities

The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of March 31, 2005, the Hedged Derivatives fix $68,000 of the Company’s tax-exempt debt at a weighted average interest rate of 6.3% through interest rate swaps. In addition, as of March 31, 2005, the Company has Hedged Derivatives on $166,000 of its variable rate debt, which floats at a weighted average coupon interest rate of 3.5% and has been capped at a weighted average interest rate of 8.0% through interest rate caps. These Hedged Derivatives have maturity dates ranging from 2007 to 2010. The Hedged Derivatives are accounted for in accordance with SFAS No. 133. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording all changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flow. To adjust the Hedged Derivatives to their fair value, the Company recorded an unrealized gain to other comprehensive income of $1,300 and an unrealized loss to other comprehensive income of $372 during the three months ended March 31, 2005 and 2004, respectively. The estimated amount, included in accumulated other comprehensive income as of March 31, 2005, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flow during this period is not material.

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

6.   Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Entities

The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 in accordance with SOP 78-9 and APB Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. At March 31, 2005 and December 31, 2004, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:

•	a general partnership interest in a partnership that owns the Avalon Run community, in which after the partnership makes certain distributions to the third-party partner, the Company will generally be entitled to receive 40% of all operating cash flow distributions and 49% of all residual cash flow following a sale;
•	a limited liability company membership interest in a limited liability company that owns the Avalon Grove community, in which after the limited liability company makes certain distributions to the third-party partner, the Company will generally be entitled to receive 50% of all distributions;
•	a 25% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in a limited liability company that owns the Avalon Bedford community;
•	a 20% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in the limited liability company that is developing and will own the Avalon Chrystie Place I community; and
•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that is developing and will own the Mission Bay North II community.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	(Unaudited)
	3-31-05	12-31-04
Assets:
Real estate, net	$237,837	$221,236
Other assets	60,404	86,821

Total assets	$298,241	$308,057

Liabilities and partners’ equity:
Mortgage notes payable	$139,500	$139,500
Other liabilities	22,738	32,579
Partners’ equity	136,003	135,978

Total liabilities and partners’ equity	$298,241	$308,057

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended
	(unaudited)
	3-31-05	3-31-04
Rental income	$5,297	$5,108
Operating and other expenses	(2,276)	(2,073)
Interest expense, net	(436)	(451)
Depreciation expense	(974)	(1,003)

Net income	$1,611	$1,581

In March 2005, the Company admitted outside investors into the Fund. The Fund is a private, discretionary investment vehicle with nine institutional investors, including the Company, and combined capital commitments of $330,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that will qualify as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000 to the Fund and the Fund REIT, representing a 15% combined general partner and limited partner equity interest, with $6,278 of this commitment funded as of March 31, 2005. The Fund expects to employ leverage of up to 65%, allowing for a total investment capacity of approximately $940,000. The Fund will acquire and operate multifamily communities in the Company’s markets. Upon the admittance of the outside investors, the Fund held four communities, containing a total of 879 apartment homes with an aggregate gross real estate value of $112,852, that were acquired in 2004. Prior to the admittance of outside investors, the Fund was directly or indirectly wholly-owned by the Company, and therefore the revenues and expenses, and assets and liabilities of these four communities were consolidated in the Company’s results of operations and financial position. However, upon admittance of the outside investors in March 2005, the Company deconsolidated the revenue and expenses, and assets and liabilities of these four communities and accounts for its 15% equity interest in the Fund under the equity method of accounting. The Company received net proceeds of $87,948 as reimbursement for acquiring and warehousing these communities. The Company will receive asset management fees, property management fees and redevelopment fees, as well as a promoted interest if certain thresholds are met. The Fund has three mortgage loans in the amounts of $16,765, $8,069 and $16,575, which mature in October 2011, February 2028 (but can be prepaid after February 2008 without penalty) and April 2012, respectively. In addition, the Fund has a bridge loan with $33,000 outstanding as of March 31, 2005. The bridge loan matures in September 2005, but the Company expects the bridge loan to be replaced with permanent financing through a line of credit, which will mature in January 2008. The Company has not guaranteed this debt, nor does it have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, the Company has provided to one of the limited partners a guarantee as follows. If, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner. The Company has not recorded a liability related to this guarantee as of March 31, 2005, as the fair value of the real estate assets owned by the Fund is considered adequate to cover such payment under a liquidation scenario.

Also in March 2005, the Company purchased its joint venture partner’s interest in AvalonBay Redevelopment, LLC, the limited liability company that owns Avalon on the Sound. Avalon on the Sound, a 412 apartment home community located in the New York, New York metropolitan area, was developed through the joint venture in 2001. The Company purchased the third-party partner’s 75% equity interest in the joint venture for a gross purchase price (including the impact of the Company’s share of promoted interest) of $84,521. After consideration of the third-party partner’s pro rata share of outstanding debt, as well as the Company’s share of promoted interest, the net purchase price was $57,415. In conjunction with the purchase transaction, the third-party lender to the limited liability company received a payment of $36,142 in consideration of the outstanding debt, of which $9,036 was the Company’s share of such payment. Prior to December 31, 2004, the Company had a repurchase option for Avalon on the Sound and accounted for its investment as a profit-sharing arrangement as required by SFAS No. 66, “Accounting for Sales of Real Estate.” As a result, the revenues and expenses, and assets and liabilities of Avalon on the Sound were included in the Company’s Condensed Consolidated Financial Statements for periods prior to December 31, 2004. The income allocated to the controlling partner is shown as venture partner interest in profit-sharing on the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2004. The repurchase option expired in December 2004, and therefore as of December 31, 2004 and for the three months ended March 31, 2005, the Company accounted for its 25% interest in Avalon on the Sound under the equity method of accounting. Due to the purchase of the remaining 75% equity interest, this entity is consolidated as of March 31, 2005.

The Company has entered into two agreements whereby upon completion of construction of two communities currently under construction, the communities will each be owned through a joint venture arrangement. The Company will retain a 30% equity interest in one of the joint ventures, but will not retain an equity interest (only a residual profits interest) in the second joint venture.

Investments in Unconsolidated Non-Real Estate Entities

At December 31, 2004, the Company held a minority interest investment in one non-real estate entity, which was a technology investment. Based on ownership and control criteria, the Company accounted for this investment using the cost method. In February 2005, this technology investment was acquired by a third-party. As a result of this transaction, the Company received net proceeds of approximately $6,700 and recognized a non-routine gain on the sale of this investment of $6,252, which is reflected in equity in income of unconsolidated entities on the accompanying Condensed Consolidated Statement of Operations and Other Comprehensive Income.

7.   Discontinued Operations — Real Estate Assets Sold or Held for Sale

During the three months ended March 31, 2005, the Company sold two communities, one located in San Diego, California and one located in the San Jose, California area. These two communities, which contained a total of 396 apartment homes, were sold for an aggregate sales price of $79,250, resulting in net proceeds, net of selling costs, of $77,981 and a gain calculated in accordance with GAAP of $37,613. As of March 31, 2005, the Company did not have any communities that qualified as held for sale under the provisions of SFAS No. 144. As required under SFAS No. 144, the operations for any communities sold from January 1, 2004 through March 31, 2005 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation. The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended
	3-31-05	3-31-04
Rental income	$1,291	$6,036
Operating and other expenses	(405)	(2,037)
Interest expense, net	—	(252)
Minority interest expense	—	(12)
Depreciation expense	—	(1,129)

Income from discontinued operations	$886	$2,606

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $0 and $227, and other liabilities of $0 and $744 as of March 31, 2005 and December 31, 2004, respectively, relating to real estate assets sold.

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

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2005, the Established Communities are communities that had stabilized occupancy and operating expenses as of January 1, 2004, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2004.

In addition, the Company owns land held for future development and has other corporate assets that are not allocated to an operating segment.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use Net Operating Income (“NOI”) as the primary financial measure for Established and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses, including property taxes, and excludes corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management, interest income and expense, general and administrative expense, equity in income of unconsolidated entities, minority interest in consolidated partnerships, venture partner interest in profit-sharing, depreciation expense, cumulative effect of change in accounting principle, gain on sale of real estate assets and income from discontinued operations. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

A reconciliation of NOI to net income for the three months ended March 31, 2005 and 2004 is as follows:

	For the three months ended
	3-31-05	3-31-04

Net income	$69,610	$25,277
Corporate-level property management and other indirect operating expenses	7,129	6,574
Corporate-level other income	(613)	(540)
Investments and investment management	992	841
Interest income	(31)	(20)
Interest expense	32,153	32,195
General and administrative expense	7,159	4,713
Equity in income of unconsolidated entities	(6,583)	(187)
Minority interest in consolidated partnerships	513	(157)
Venture partner interest in profit-sharing	—	325
Depreciation expense	41,106	38,567
Cumulative effect of change in accounting principle	—	(4,547)
Gain on sale of real estate assets	(37,613)	—
Income from discontinued operations	(886)	(2,606)

Net operating income	$112,936	$100,435

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three months ending March 31, 2005 and 2004 has been adjusted for the communities that were sold from January 1, 2004 through March 31, 2005 as described in Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale.”

	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)

For the three months ended March 31, 2005

Established
Northeast	$47,042	$31,427	5.8%	$1,237,363
Mid-Atlantic	16,499	11,729	0.1%	386,147
Midwest	2,718	1,677	6.6%	91,121
Pacific Northwest	7,493	4,949	6.4%	324,664
Northern California	37,797	26,075	1.6%	1,540,100
Southern California	11,885	8,645	5.2%	329,198

Total Established	123,434	84,502	3.7%	3,908,593

Other Stabilized	17,589	11,070	n/a	635,047
Development / Redevelopment	27,075	17,364	n/a	979,845
Land Held for Future Development	n/a	n/a	n/a	187,875
Non-allocated (2)	613	n/a	n/a	21,127

Total	$168,711	$112,936	12.4%	$5,732,487

For the three months ended March 31, 2004

Established
Northeast	$36,890	$23,954	(5.2%)	$930,687
Mid-Atlantic	13,270	9,323	2.3%	286,535
Midwest	2,659	1,573	10.5%	90,630
Pacific Northwest	7,861	4,977	(1.3%)	346,656
Northern California	33,411	23,392	(9.8%)	1,337,917
Southern California	13,872	9,850	(0.5%)	400,391

Total Established	107,963	73,069	(4.7%)	3,392,816

Other Stabilized	26,713	17,169	n/a	984,521
Development / Redevelopment	18,513	10,197	n/a	850,837
Land Held for Future Development	n/a	n/a	n/a	72,939
Non-allocated (2)	239	n/a	n/a	20,412

Total	$153,428	$100,435	4.2%	$5,321,525

(1)	Does not include gross real estate assets for discontinued operations of $191,040 as of March 31, 2004.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

9.   Related Party Arrangements

Unconsolidated Entities

The Company manages several unconsolidated real estate entities for which it receives management fee revenue. From these entities the Company received management fee revenue of $423 and $170 in the three months ended March 31, 2005 and 2004, respectively.

In addition, in connection with the general contractor services that the Company provides to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, the Company has funded certain construction costs on behalf of CVP I, LLC and expects to be reimbursed through draws on the related construction loan. As of March 31, 2005 and December 31, 2004, the Company has recorded a receivable from CVP I, LLC in the amounts of $10,778 and $19,983, respectively. The Company provides similar services to Mission Bay Venture Partners, LLC, the entity that owns and is developing Avalon at Mission Bay North II. The Company has funded $524 in construction costs on behalf of Mission Bay Venture Partners, LLC as of March 31, 2005 and has recorded a corresponding receivable from Mission Bay Venture Partners, LLC. The Company expects to be reimbursed through draws on a construction loan. These receivables are included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

Director Compensation

The Company’s 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. In accordance with the Company’s 1994 Plan, as then in effect, on the fifth business day following the Company’s May 2003 Annual Meeting of Stockholders, each of the Company’s non-employee directors automatically received options to purchase 7,000 shares of common stock at the last reported sale price of the common stock on the NYSE on such date, and a restricted stock grant (or, in lieu thereof, a deferred stock award) of 2,500 shares of common stock. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which, in lieu of the stock and option awards described above, each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the NYSE on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5. The Company recorded non-employee director compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $218 and $230 in the three months ended March 31, 2005 and 2004, respectively. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $675 and $748 on March 31, 2005 and December 31, 2004, respectively.

10.   Subsequent Events

As of April 29, 2005, two communities previously held for operating purposes were classified as held for sale under SFAS No. 144. These communities have a net real estate carrying value of $24,757 as of March 31, 2005. The Company is actively pursuing the disposition of these communities and expects to close during 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We focus on the investment in and ownership and operation of apartment communities in high barrier-to-entry markets of the United States. As of April 29, 2005, we had 137 current operating communities, which are the primary contributors to our overall operating performance. The net operating income of these communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels, and our ability to control operating costs. Our overall financial performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired apartment communities. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in high barrier-to-entry markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy and when pricing is attractive.

This Form 10-Q, including the following discussion and analysis of our financial condition and results of operations, contains forward-looking statements that predict or indicate future events or trends and that do not report historical matters. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors set forth on page 45 of this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and notes included elsewhere in this report, as well as our Annual Report filed on Form 10-K for the year ended December 31, 2004.

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

We believe that, over an entire real estate cycle, lower housing affordability and the limited new supply of apartment homes in our markets will result in a higher propensity to rent and larger increases in cash flow relative to other markets. However, throughout the real estate cycle, apartment market fundamentals, and therefore operating cash flows, are affected by overall economic conditions. A number of our markets experienced economic contraction due to job losses in 2002 and 2003, particularly in the technology, telecom and financial services sectors. This resulted in a prolonged period of weak apartment market fundamentals as reflected in declining rental rates and demand. However, 2004 was a year of transition, where the economy showed signs of an early phase recovery, as evidenced by modest job growth and declining unemployment claims. The improvement in the economic environment has resulted in more stabilized apartment market fundamentals, and we therefore believe that 2005 will be a year of continued

growth. This is supported by the following operating results achieved within our Established Community portfolio during the first three months of 2005:

•	we achieved both sequential and year-over-year revenue growth, the largest year-over-year increase in over three years;
•	we achieved the first year-over-year increase in average rental rates in three years; and
•	economic occupancy remained at approximately 95% in each of our markets, despite the movement to increase rental rates.

During 2005, we expect that with continued job growth in our markets, apartment market fundamentals (the demand/supply balance) will continue to improve such that apartment rental demand will outpace new supply. The improvement may not be experienced evenly throughout our markets, as seen during the first three months of 2005, but we nevertheless expect continued overall revenue growth for our Established Community portfolio in 2005.

In anticipation of continued improvement in apartment fundamentals and stronger apartment demand, we have been increasing our development and acquisition volume. We continue to secure new Development Rights, as discussed below, including the acquisition of land for future development, and we anticipate having close to $1,000,000,000 under construction by the end of 2005 (measured by total capitalized cost of the communities at completion). In addition, we admitted outside investors into a discretionary investment fund, which during its investment period, will be our exclusive vehicle for acquiring apartment communities, subject to certain exceptions. The acquisition environment is currently very competitive, and therefore we will continue to be selective and focus on only those acquisition opportunities where we believe we can create value. We continue to be an opportunistic seller, disposing of two apartment communities in the first three months of 2005, and we anticipate continuing disposition activity in response to the strong institutional demand for product in our markets.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category as of January 1st of each year and maintain that classification throughout the year, unless disposition plans regarding a community change. For the year 2005, the Established Communities were communities that had stabilized occupancy and operating expenses as of January 1, 2004 and were not conducting or planning to conduct substantial redevelopment activities, as described below, and were not held for sale or planned for disposition in 2005. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort exceeds the lesser of $5,000,000 or 10% of the community’s acquisition cost.

Development Communities are communities that are under construction and for which a final certificate of occupancy has not been received. These communities may be partially complete and operating.

Development Rights are development opportunities in the early phase of the development process for which we either have an option to acquire land or to enter into a leasehold interest, for which we are the buyer under a long-term conditional contract to purchase land or where we own land to develop a new community. We capitalize related pre-development costs incurred in pursuit of new developments for which we currently believe future development is probable.

In addition, we own our corporate office building and a regional office building, in Alexandria, Virginia and New Canaan, Connecticut, respectively, with an aggregate of approximately 77,000 square feet of office space. All other regional and administrative offices are leased under operating leases.

As of March 31, 2005, our communities were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	35	8,708
Mid-Atlantic	13	4,247
Midwest	3	887
Pacific Northwest	10	2,504
Northern California	31	9,204
Southern California	10	3,207

Total Established	102	28,757

Other Stabilized Communities:
Northeast	12	4,114
Mid-Atlantic	6	1,685
Midwest	1	409
Pacific Northwest	2	634
Northern California	—	—
Southern California	4	1,391

Total Other Stabilized	25	8,233

Lease-Up Communities	6	1,713

Redevelopment Communities	4	1,430

Total Current Communities	137	40,133

Development Communities	11	2,717

Development Rights	49	13,104

As of April 29, 2005 our 137 current communities consisted of 40,133 apartment homes. Of those communities, we owned:

•	a fee simple, or absolute, ownership interest in 112 operating communities, five of which are on land subject to land leases expiring in July 2029, January 2062, April 2095, May 2099 and March 2142;
•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;
•	a general partnership interest and an indirect limited partnership interest in a partnership that owns a fee simple interest in four operating communities;
•	a general partnership interest in five partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 15 communities; and
•	a membership interest in three limited liability companies that each hold a fee simple interest in an operating community, one of which is on land subject to a land lease expiring in November 2089.

We also hold a fee simple ownership interest in nine of the Development Communities, two of which will be subject to joint venture ownership structures upon construction completion, in addition to membership interests in two limited liability companies that each own one Development Community, both of which are subject to land leases expiring in December 2026 and June 2103.

In each of our five partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of April 29, 2005, there were 480,260 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

We elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1994 and we have not revoked that election. We were incorporated under the laws of the State of California in 1978, and we were reincorporated in the State of Maryland in July 1995. Our principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia, 22314, and our telephone number at that location is (703) 329-6300. We also maintain regional offices and administrative or specialty offices in or near the following cities:

•	Boston, Massachusetts;
•	Chicago, Illinois;
•	Long Island, New York
•	New Canaan, Connecticut;
•	New York, New York;
•	Newport Beach, California;
•	San Jose, California;
•	Seattle, Washington; and
•	Woodbridge, New Jersey.

Recent Developments

Development Activities. During the three months ended March 31, 2005, we completed the development of one community, Avalon at Crane Brook, located in the greater Boston, Massachusetts area. Avalon at Crane Brook is a garden-style community containing 387 apartment homes and was completed for a total capitalized cost of $55,900,000.

In addition, we commenced development on two communities during the three months ended March 31, 2005. Avalon Wilshire, located in Los Angeles, California, is expected to contain 123 apartment homes when completed, for a total capitalized cost of $42,000,000. Avalon at Mission Bay North II, located in San Francisco, California, is expected to contain 313 apartment homes when completed, for a total capitalized cost of $118,000,000. Avalon at Mission Bay North II is being developed through a joint venture in which we own a 25% equity interest.

We acquired four parcels of land during the three months ended March 31, 2005 to hold for future development, for an aggregate purchase price of $15,664,000. These parcels of land, if developed as expected, will contain 557 apartment homes for a total capitalized cost of $98,000,000.

The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations. See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Investment Activities. During the three months ended March 31, 2005, we admitted outside investors into AvalonBay Value Added Fund, L.P. (the “Fund”), a private, discretionary investment vehicle. The Fund has nine institutional investors, including us, with combined capital commitments of $330,000,000. We have committed $50,000,000 to the Fund, representing a 15% equity interest. Upon the admittance of the outside investors, the Fund held four apartment communities, containing a total of 879 apartment homes with an aggregate gross real estate value of $112,852,000, that were acquired in 2004.

Also during the three months ended March 31, 2005, we purchased our joint venture partner’s interest in the limited liability company that owns Avalon on the Sound. Avalon on the Sound, a 412 apartment home community located in the New York, New York metropolitan area, was developed through the joint venture in 2001. We purchased the third-party partner’s 75% equity interest in the joint venture for a gross purchase price (including the impact of our share of promoted interest) of $84,521,000. After consideration of the third-party partner’s pro rata share of outstanding debt, as well as our share of promoted interest, the net purchase price was $57,415,000. In conjunction with the purchase transaction, the third-party lender to the limited liability company received a payment of $36,142,000 in consideration of the outstanding debt, of which $9,036,000 was our share of such payment.

Disposition Activities. During the three months ended March 31, 2005, we sold two communities, Avalon at Penasquitos Hills, located in San Diego, California, and Avalon Sunnyvale, located in the greater San Jose, California area. These two communities, which contained a total of 396 apartment homes, were sold for an aggregate sales price of $79,250,000.

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

Cost Capitalization

We capitalize costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) beginning when active development commences until the asset, or a portion of the asset, is delivered and is ready for its intended use, which is generally indicated by the issuance of a certificate of occupancy. We capitalize costs during redevelopment of apartment homes (including interest and related loan fees, property taxes and other direct and indirect costs) beginning when an apartment home is taken out-of-service for redevelopment until the apartment home redevelopment is completed and the apartment home is available for a new resident. Rental income and operating expenses incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized as they accrue.

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

We generally capitalize only non-recurring expenditures. We capitalize improvements and upgrades only if the item: (i) exceeds $15,000; (ii) extends the useful life of the asset; and (iii) is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include: (i) carpet and appliance replacements; (ii) floor coverings; (iii) interior painting; and (iv) other redecorating costs. Because we expense recurring make-ready costs, such as carpet replacements, our expense levels and volatility are greatest in the third quarter of each year as this is when we experience our greatest amount of turnover. We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense replacements of personal property. For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $25 per apartment home in the three months ended March 31, 2005 and $46 per apartment home in the three months ended March 31, 2004. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities was $308 in the three months ended March 31, 2005 and $318 in the three months ended March 31, 2004. Historically, we have experienced a gradual increase in capitalized costs and expensed maintenance costs per apartment home as the average age of our communities has increased, and expensed maintenance costs have fluctuated with turnover. We expect these trends to continue, with capitalized costs increasing during the second half of 2005 as compared to prior year levels, as we embark on a number of community upgrades and improvements. We expect total capitalized costs per apartment home in 2005 to be in the range of $525 to $575 per apartment home.

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

Results of Operations

Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to market conditions, net operating income derived from acquisitions and development completions, the loss of net operating income related to disposed communities and capital market, disposition and financing activity. A comparison of our operating results for the three months ended March 31, 2005 and 2004 follows (dollars in thousands):

	For the three months ended
	3-31-05	3-31-04	$ Change	% Change

Revenue:
Rental and other income	$168,277	$153,280	$14,997	9.8%
Management, development and other fees	434	148	286	193.2%

Total revenue	168,711	153,428	15,283	10.0%

Expenses:
Direct property operating expenses, excluding property taxes	38,370	37,126	1,244	3.4%
Property taxes	16,792	15,327	1,465	9.6%

Total community operating expenses	55,162	52,453	2,709	5.2%

Corporate-level property management and other indirect operating expenses	7,129	6,574	555	8.4%
Investments and investment management	992	841	151	18.0%
Interest expense	32,153	32,195	(42)	(0.1%)
Depreciation expense	41,106	38,567	2,539	6.6%
General and administrative expense	7,159	4,713	2,446	51.9%

Total other expenses	88,539	82,890	5,649	6.8%

Equity in income of unconsolidated entities	6,583	187	6,396	n/a
Interest income	31	20	11	55.0%
Venture partner interest in profit-sharing	—	(325)	325	(100.0%)
Minority interest in consolidated partnerships	(513)	157	(670)	(426.8%)

Income from continuing operations before cumulative effect of change in accounting principle	31,111	18,124	12,987	71.7%

Discontinued operations:
Income from discontinued operations	886	2,606	(1,720)	(66.0%)
Gain on sale of real estate assets	37,613	—	37,613	100.0%

Total discontinued operations	38,499	2,606	35,893	1,377.3%

Income before cumulative effect of change in accounting principle	69,610	20,730	48,880	235.8%
Cumulative effect of change in accounting principle	—	4,547	(4,547)	(100.0%)

Net income	69,610	25,277	44,333	175.4%
Dividends attributable to preferred stock	(2,175)	(2,175)	—	—

Net income available to common stockholders	$67,435	$23,102	$44,333	191.9%

Net income available to common stockholders increased $44,333,000, or 191.9%, to $67,435,000 for the three months ended March 31, 2005. This increase is primarily attributable to gains on sales of assets in 2005, including the gain related to the sale of a technology investment, as well as increased net operating income from newly developed and acquired communities.

Net operating income (“NOI”) is considered by management to be an important and appropriate supplemental measure to net income of the operating performance of our communities because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community, and allows for an easy comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses, including property taxes, and NOI excludes:

•	corporate-level income (including management, development and other fees);
•	corporate-level property management and other indirect operating expenses;
•	investments and investment management costs;
•	interest income and expense;
•	general and administrative expense;
•	impairment losses;
•	equity in income of unconsolidated entities;
•	minority interest in consolidated partnerships;
•	venture partner interest in profit-sharing;
•	depreciation expense;
•	gain on sale of real estate assets;
•	cumulative effect of change in accounting principle; and
•	income from discontinued operations.

NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for the three months ended March 31, 2005 and 2004, along with a reconciliation to net income for each period, is as follows (dollars in thousands):

	For the three months ended
	3-31-05	3-31-04
Net income	$69,610	$25,277
Corporate-level property management and other indirect operating expenses	7,129	6,574
Corporate-level other income	(613)	(540)
Investments and investment management	992	841
Interest income	(31)	(20)
Interest expense	32,153	32,195
General and administrative expense	7,159	4,713
Equity in income of unconsolidated entities	(6,583)	(187)
Minority interest in consolidated partnerships	513	(157)
Venture partner interest in profit-sharing	—	325
Depreciation expense	41,106	38,567
Cumulative effect of change in accounting principle	—	(4,547)
Gain on sale of real estate assets	(37,613)	—
Income from discontinued operations	(886)	(2,606)

Net operating income	$112,936	$100,435

The NOI increase of $12,501,000 in 2005 as compared to the prior year period, consists of changes in the following categories (dollars in thousands):

2005
Increase

Established Communities	$2,985

Other Stabilized Communities	2,510

Development and Redevelopment Communities	7,006

Total	$12,501

The NOI increase in Established Communities was largely due to improved apartment fundamentals, along with cost containment that contributed to a decline in operating expenses between years. We maintained occupancy of approximately 95% in all regions during the three months ended March 31, 2005 and we saw the first year-over-year increase in rental rates in three years. We expect to continue to push for rental rate increases and/or reduce concessions to continue this pattern of revenue growth from our Established Communities for the remainder of 2005, however we expect that the growth patterns will be higher during the latter half of the year. In addition, we will continue to aggressively manage operating expenses, however we expect expenses to increase during the remainder of the year as compared to the expenditure level experienced during the three months ended March 31, 2005, due primarily to seasonality and timing.

Rental and other income increased in the three months ended March 31, 2005 due to rental income generated from newly developed and acquired communities, as well as increased occupancy and rental rates for our Established Communities.

Overall Portfolio – The weighted average number of occupied apartment homes increased to 36,841 apartment homes for the three months ended March 31, 2005 as compared to 33,600 apartment homes for the three months ended March 31, 2004. This change is primarily the result of increased homes available from newly developed and acquired communities and an increase in the overall occupancy rate, partially offset by communities sold in 2004 and 2005. The weighted average monthly revenue per occupied apartment home remained relatively flat at $1,508 in the three months ended March 31, 2005 as compared to the same period of 2004.

Established Communities – Rental revenue increased $2,890,000, or 2.4%, in the three months ended March 31, 2005. This increase is due to increased rental rates and increased economic occupancy as compared to the same period of 2004. For the three months ended March 31, 2005, the weighted average monthly revenue per occupied apartment home increased 1.0% to $1,498 compared to $1,483 for the same period in 2004, partially due to increased market rents. The average economic occupancy increased from 94.1% during the three months ended March 31, 2004 to 95.5% in the three months ended March 31, 2005. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

Although the magnitude of increases varied between regions, we experienced increases in Established Communities’ rental revenue in all six of our regions in the three months ended March 31, 2005 as compared to the same period of 2004. The largest increases in rental revenue were in Southern California and the Northeast, with increases of 4.5% and 3.8%, respectively, between years.

The Northeast region accounted for approximately 38.1% of Established Community rental revenue during 2004. The Northeast region appears to be stabilizing, as reflected in year-over-year rental revenue growth during the three months ended March 31, 2005. Economic occupancy increased 3.4% during the three months ended March 31 2005, while average rental rates increased 0.4% to $1,879 from $1,872 in the same period of 2004. Although we expect pressure on rental rates to continue in the Northeast region, we expect continued year-over-year revenue growth in the Northeast during the remainder of 2005, but at a lesser pace than other regions.

Northern California, which accounted for approximately 30.6% of Established Community rental revenue during the three months ended March 31, 2005, experienced an increase in rental revenue of 1.1% in 2005 as compared to the same period of 2004. Although economic occupancy in Northern California remained fairly stable, increasing 0.1% to 95.6% for the three months ended March 31, 2005, we were able to increase average rental rates by 1.0% to $1,431 from $1,417 for the three months ended March 31, 2004. Although apartment fundamentals are still weak in certain areas of Northern California, particularly in San Jose, California, we expect continued year-over-year revenue growth in Northern California for the remainder of 2005.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	For the three months ended
	3-31-05	3-31-04

Rental revenue (GAAP basis)	$123,373	$120,483
Concessions amortized	4,868	4,873
Concessions granted	(3,350)	(4,106)

Rental revenue adjusted to state concessions on a cash basis	$124,891	$121,250

Year-over-year % change – GAAP revenue	2.4%	n/a

Year-over-year % change – cash concession based revenue	3.0%	n/a

Concessions granted per move-in for Established Communities averaged $972 during the three months ended March 31, 2005, an increase of 8.2% from $898 for the three months ended March 31, 2004. We expect concessions granted per move-in to decrease in future months as demand/supply fundamentals continue to improve and we continue to regain pricing power. However, because we amortize concessions over the lease term, the historically high concessions granted from mid-2004 have and will continue to adversely impact reported revenue results in 2005.

Management, development and other fees increased in the three months ended March 31, 2005 as compared to the same period of 2004 due to increased property management fees and the asset management fee earned from the management of the Fund.

Direct property operating expenses, excluding property taxes for all communities increased in the three months ended March 31, 2005 as compared to the same period of 2004 due to the addition of recently developed and acquired apartment homes, although expenses for Established Communities actually declined.

For Established Communities, direct property operating expenses, excluding property taxes, decreased by $455,000 or 1.7%, due primarily to cost containment over controllable expenses and the timing of certain expenditures. We expect to experience increases in expenses during the remainder of 2005 due to seasonality and timing, resulting in expense growth for the full year 2005 consistent with growth levels in prior years.

Property taxes increased in the three months ended March 31, 2005 as compared to the same period of 2004 due to overall higher assessments and the addition of newly developed and redeveloped apartment homes, partially offset by property tax refunds.

For Established Communities, property taxes increased by $358,000 in the three months ended March 31, 2005 as compared to the same period of 2004, due to overall higher assessments throughout all regions, partially offset by successful tax appeals. We expect property taxes to continue to increase in 2005 as compared to 2004 as local jurisdictions are expected to continue to seek additional revenue sources to offset budget deficits, coupled with the absence in 2005 of a refund received in 2004. We manage property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.

Corporate-level property management and other indirect operating expenses increased in the three months ended March 31, 2005 as compared to the same period of 2004 due to increased compensation costs.

Investments and investment management reflects the costs incurred related to investment acquisitions, investment management and abandoned pursuit costs, which include the abandonment or impairment of development pursuits, acquisition pursuits and technology investments. Investments and investment management increased in the three months ended March 31, 2005 as compared to the same period of 2004 due to increased costs incurred in forming and managing the Fund. Abandoned pursuit costs were $219,000 and $242,000 in the three months ended March 31, 2005 and 2004, respectively. Abandoned pursuit costs can be volatile, and the activity experienced in any given period may not be experienced in future years. We expect investments and investment management costs to continue to increase in 2005 due to the costs associated with operating and managing the investment fund.

Depreciation expense increased in the three months ended March 31, 2005 as compared to the same period of 2004 primarily due to the completion of development and redevelopment activities, as well as the acquisition of new communities in 2004.

General and administrative expense (“G&A”) increased in the three months ended March 31, 2005 as compared to the same period of 2004 as a result of separation costs of approximately $2,100,000 recognized due to the departure of a senior executive, as well as higher compensation expenses. We expect G&A to continue to increase in 2005 due to increased corporate governance (primarily Sarbanes-Oxley compliance) and compensation costs, but at a reduced pace as compared to the three months ended March 31, 2005.

Equity in income of unconsolidated entities increased in the three months ended March 31, 2005 as compared to the same period of the prior year primarily due to the gain recognized in the amount of $6,252,000 from the sale of our investment in Rent.com which was acquired by eBay.

Venture partner interest in profit-sharing during the three months ended March 31, 2004 represented the income allocated to our venture partner in a profit-sharing arrangement as discussed in Note 6, “Investments in Unconsolidated Entities,” of our Condensed Consolidated Financial Statements. Effective December 31, 2004, we no longer account for our interest in this venture as a profit-sharing arrangement, and therefore during the three months ended March 31, 2005, no income or loss from venture partner interest in profit-sharing was recognized.

Minority interest in consolidated partnerships decreased in the three months ended March 31, 2005 as compared to the same period of 2004 due to the consolidation of an entity under FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as revised in December 2003. Effective January 1, 2004, we consolidated an entity from which we held a participating mortgage note due to the implementation of FIN 46. (See Note 1, “Organization and Significant Accounting Policies,” of the Condensed Consolidated Financial Statements). We did not hold an equity interest in this entity, and therefore 100% of the entity’s net income or loss was recognized as minority interest in consolidated partnerships during the three months ended March 31, 2004. In October 2004, we received payment in full of the outstanding mortgage note due from this entity. Upon repayment of the mortgage note, our economic interest in this entity ended, and therefore this entity was no longer considered a variable interest entity under FIN 46 and we discontinued consolidation.

Income from discontinued operations represents the net income generated by communities sold during the period from January 1, 2004 through March 31, 2005. The decrease in the three months ended March 31, 2005 as compared to the same period of 2004 is due to the timing of the sale of two communities in 2005 and five communities in 2004.

Gain on sale of communities increased in the three months ended March 31, 2005 as compared to the same period of 2004 as a result of two communities being sold during 2005, with no communities sold during the same period of 2004. The amount of gain realized depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area. We expect to continue to sell communities based on overall portfolio allocation needs as well as to respond to opportunities in the market to maximize risk adjusted returns.

Cumulative effect of change in accounting principle in the three months ended March 31, 2004 is a result of the implementation of FIN 46, discussed above, and represents the difference between the net assets consolidated under FIN 46 and the previously recorded net assets.

Funds from Operations attributable to common stockholders (“FFO”) is considered by management to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of previously depreciated property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Condensed Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report.

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

FFO does not represent net income in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO. The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended
	3-31-05	3-31-04
Net income	$69,610	$25,277
Dividends attributable to preferred stock	(2,175)	(2,175)
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	40,950	38,497
Minority interest expense, including discontinued operations	477	326
Cumulative effect of change in accounting principle	—	(4,547)
Gain on sale of operating communities	(37,613)	—

Funds from operations attributable to common stockholders	$71,249	$57,378

Weighted average common shares outstanding - diluted	74,258,296	72,543,982
EPS per common share - diluted	$0.92	$0.32

FFO per common share - diluted	$0.96	$0.79

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

	For the three months ended
	3-31-05	3-31-04
Net cash provided by operating activities	$67,827	$50,717

Net cash provided by (used in) investing activities	$27,325	$(55,007)

Net cash used in financing activities	$(93,207)	$(2,529)

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

We regularly review our liquidity needs, the adequacy of cash flow from operations, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:

•	normal recurring operating expenses;
•	debt service and maturity payments;
•	preferred stock dividends and DownREIT partnership unit distributions;
•	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986;
•	development and redevelopment activity in which we are currently engaged;
•	opportunities for the acquisition of improved property; and
•	capital calls for the Fund as required.

We anticipate that we can fully satisfy these needs from a combination of cash flow provided by operating activities, proceeds from asset dispositions and borrowing capacity under our variable rate unsecured credit facility.

Cash and cash equivalents totaled $3,497,000 at March 31, 2005, an increase of $1,945,000 from $1,552,000 on December 31, 2004. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities – Net cash provided by operating activities increased to $67,827,000 in the three months ended March 31, 2005 from $50,717,000 in the three months ended March 31, 2004, primarily due to additional NOI from recently acquired and developed communities, partially offset by the loss of NOI from the seven communities sold since January 1, 2004, as discussed earlier in this report.

Investing Activities – Net cash provided by investing activities of $27,325,000 in the three months ended March 31, 2005 related to proceeds from asset dispositions, including the proceeds from the sale of a technology investment, partially offset by investments in assets through development, redevelopment and acquisition of apartment communities, including the acquisition of a partner interest in a real estate joint venture. During the three months ended March 31, 2005, we invested $137,765,000 in the purchase and development of real estate and capital expenditures:

•	We began the development of two new communities. These communities, if developed as expected, will contain a total of 436 apartment homes, and the total capitalized cost, including land acquisition costs, is projected to be approximately $160,000,000. We completed the development of one community containing 387 apartment homes for a total capitalized cost, including land acquisition cost, of $55,900,000.
•	We acquired the 75% equity interest of a third-party partner in a joint venture owning one community for a net purchase price of $57,415,000.
•	We contributed $6,278,000 for a 15% equity interest in the Fund, which currently owns four apartment communities containing a total of 879 apartment homes with an aggregate gross real estate value of $112,852,000. We also received net proceeds of $87,948,000 as reimbursement for acquiring and warehousing these communities.
•	We acquired four parcels of land in connection with Development Rights, for an aggregate purchase price of $15,664,000.
•	We had capital expenditures relating to current communities’ real estate assets of $1,054,000 and non-real estate capital expenditures of $65,000.

Financing Activities – Net cash used in financing activities totaled $93,207,000 in the three months ended March 31, 2005, consisting primarily of dividends paid, certain unsecured note repayments and mortgage note repayments, partially offset by an increase in borrowings under our unsecured credit facility, the issuance of common stock for option exercises and the issuance of unsecured notes. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” of our Condensed Consolidated Financial Statements, for additional information.

Variable Rate Unsecured Credit Facility

We have a $500,000,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks. Under the terms of the credit facility, if we elect to increase the facility by up to an additional $150,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.55% per annum (3.64% on April 29, 2005). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of our long-term unsecured debt. In addition, a competitive bid option is available for borrowings of up to $250,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had $150,000,000 outstanding under this competitive bid option at April 29, 2005 priced at LIBOR plus 0.29%, or 3.12%. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The credit facility matures in May 2008, assuming our exercise of a one-year renewal option. At April 29, 2005, $235,000,000 was outstanding, $25,675,000 was used to provide letters of credit and $239,325,000 was available for borrowing under the unsecured credit facility.

Future Financing and Capital Needs – Debt Maturities

One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures. For unsecured notes, we anticipate that no significant portion of the principal of these notes will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is collateralized by mortgages on individual communities or groups of communities, draws on our unsecured credit facility or by additional equity offerings. Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

The following debt activity occurred during the three months ended March 31, 2005:

•	We repaid $150,000,000 in previously issued unsecured notes in January 2005, along with any unpaid interest, pursuant to their scheduled maturity. No prepayment penalty was incurred;
•	We issued $100,000,000 in unsecured notes in March 2005 under our existing shelf registration statement at an annual effective interest rate of 4.999%. Interest on these notes is payable semi-annually on March 15 and September 15, and they mature in March 2013; and
•	We made a payment in the amount of $36,142,000 to the third-party lender of a joint venture entity that was unconsolidated at December 31, 2004 but was consolidated at March 31, 2005 upon acquisition of the 75% equity interest of the third-party partner.

In addition, in connection with the admittance of outside investors into the Fund, we deconsolidated the assets and liabilities of four communities owned by the Fund, including $24,869,000 in fixed rate mortgage debt secured by two of the communities.

The table below details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at March 31, 2005 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-04	3-31-05		2005	2006	2007	2008	2009	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$17,145	$17,008		$422	$596	$634	$676	$719	$13,961
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	16,920	16,810		345	485	518	555	595	14,312
Avalon at Lexington	6.55%	Feb-2025	13,151	13,066		262	368	391	415	441	11,189
Avalon at Nob Hill	5.80%	Jun-2025	18,847	18,761	(2)	266	378	405	435	466	16,811
Avalon Campbell	6.48%	Jun-2025	34,395	34,205	(2)	591	838	898	963	1,033	29,882
Avalon Pacifica	6.48%	Jun-2025	15,602	15,515	(2)	267	380	408	437	469	13,554
Avalon Knoll	6.95%	Jun-2026	12,502	12,438		199	282	302	324	347	10,984
Avalon Landing	6.85%	Jun-2026	6,177	6,144		99	142	152	162	173	5,416
Avalon Fields	7.55%	May-2027	10,912	10,862		156	222	239	256	275	9,714
Avalon West	7.73%	Dec-2036	8,327	8,309		58	80	85	91	98	7,897
Avalon Oaks	7.45%	Jul-2041	17,426	17,399		85	120	128	138	147	16,781
Avalon Oaks West	7.48%	Apr-2043	17,239	17,214		77	110	117	125	134	16,651

			198,423	197,511		2,827	4,001	4,277	4,577	4,897	176,932
Variable rate (3)
The Promenade	4.11%	Oct-2010	32,663	32,663		562	605	652	701	755	29,388
Waterford	2.76%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	2.76%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Foxchase I	2.76%	Nov-2017	16,800	16,800	(4)	—	—	—	—	—	16,800
Avalon at Foxchase II	2.76%	Nov-2017	9,600	9,600	(4)	—	—	—	—	—	9,600
Avalon at Mission Viejo	3.40%	Jun-2025	6,928	6,897	(4)	96	138	148	159	170	6,186
Avalon at Fairway Hills I	3.23%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			128,891	128,860		658	743	800	860	925	124,874
Conventional loans (5)
Fixed rate
$100 million unsecured notes	6.75%	Jan-2005	100,000	—		—	—	—	—	—	—
$50 million unsecured notes	6.50%	Jan-2005	50,000	—		—	—	—	—	—	—
$150 million unsecured notes	6.93%	Jul-2006	150,000	150,000		—	150,000	—	—	—	—
$150 million unsecured notes	5.18%	Aug-2007	150,000	150,000		—	—	150,000	—	—	—
$110 million unsecured notes	7.13%	Dec-2007	110,000	110,000		—	—	110,000	—	—	—
$50 million unsecured notes	6.63%	Jan-2008	50,000	50,000		—	—	—	50,000	—	—
$150 million unsecured notes	8.37%	Jul-2008	150,000	150,000		—	—	—	150,000	—	—
$150 million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	—	—	—	150,000	—
$200 million unsecured notes	7.67%	Dec-2010	200,000	200,000		—	—	—	—	—	200,000
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$150 million unsecured notes	5.51%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$100 million unsecured notes	5.08%	Mar-2013	—	100,000		—	—	—	—	—	100,000
Wheaton Development Right	6.99%	Oct-2008	4,660	4,642		52	76	82	4,432	—	—
Twinbrook Development Right	7.25%	Oct-2011	8,545	8,505		116	168	182	194	211	7,634
Avalon Redondo Beach (6)	4.84%	Oct-2011	16,765	—		—	—	—	—	—	—
Briarcliffe Lakeside (6)	6.90%	Feb-2028	8,104	—		—	—	—	—	—	—
Avalon at Tysons West	5.55%	Jul-2028	6,819	6,784		103	146	155	162	173	6,045
Avalon Orchards	7.65%	Jul-2033	20,353	20,295		180	254	272	292	313	18,984

			1,925,246	1,850,226		451	150,644	260,691	205,080	150,697	1,082,663
Variable rate (3)
Avalon Del Rey	2.74%	Sep-2007	6,278	14,262		—	—	14,262	—	—	—
Avalon Ledges	4.22%	May-2009	19,674	19,531	(4)	440	616	651	688	17,136	—
Avalon at Flanders Hill	4.22%	May-2009	22,429	22,266	(4)	502	703	742	784	19,535	—
Avalon at Newton Highlands	4.16%	May-2009	39,902	39,607	(4)	909	1,265	1,329	1,397	34,707	—

			88,283	95,666		1,851	2,584	16,984	2,869	71,378	—

Total indebtedness - excluding unsecured credit facility			$2,340,843	$2,272,263		$5,787	$157,972	$282,752	$213,386	$227,897	$1,384,469

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but interest rate is effectively fixed at March 31, 2005 and December 31, 2004 at the rate indicated through a swap agreement.

(3)	Variable rates are given as of March 31, 2005.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Balances outstanding do not include $867 and $552 of debt discount as of March 31, 2005 and December 31, 2004, respectively, reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(6)	This community was deconsolidated in March 2005 upon the admittance of outside investors into the Fund. See Note 6, “Investments in Unconsolidated Real Estate Entities,” of our Condensed Consolidated Financial Statements for details regarding the deconsolidation and the note balance as of March 31, 2005.

Future Financing and Capital Needs – Portfolio and Other Activity

As of March 31, 2005, we had eleven new communities under construction, for which a total estimated cost of $134,346,000 remained to be invested. In addition, we had four communities under reconstruction, for which a total estimated cost of $9,338,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:

•	the remaining capacity under our current $500,000,000 unsecured credit facility;
•	the net proceeds from sales of existing communities;
•	retained operating cash;
•	the issuance of debt or equity securities; and/or
•	private equity funding.

Before planned reconstruction activity, including reconstruction activity related to the Fund as discussed below, or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

In March 2005, we admitted outside investors into the Fund, a private, discretionary investment vehicle, which will acquire and operate apartment communities in our markets. The Fund will serve until March 16, 2008 or until 80% of its committed capital is invested, as the exclusive vehicle through which we will acquire apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund, if any. The Fund will not restrict our development activities, and will terminate after a term of eight years, subject to two one-year extensions. Upon the admittance of the outside investors, the Fund held four apartment communities, containing a total of 879 apartment homes with an aggregate gross real estate value of $112,852,000, that were acquired in 2004. We are currently targeting additional acquisitions for the Fund where value creation opportunities are present through one or more of the following: redevelopment activities, market cycle opportunities or improved property operations. The Fund has nine institutional investors, including us, with combined capital commitments of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that will qualify as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT, representing a 15% combined general partner and limited partner equity interest. We expect the Fund to have the ability to employ leverage through debt financings up to 65% on a portfolio basis, which would enable the Fund to invest up to $940,000,000.

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

In evaluating our allocation of capital within our markets, we often sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, including strong institutional demand for product in our markets and demand from condominium converters, we sold two communities in the three months ended March 31, 2005, and anticipate selling additional communities when opportunities arise for harvesting value later this year. However, we cannot assure you that assets can continue to be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses, NOI and FFO. As of April 29, 2005, we have two communities classified as held for sale under GAAP. We are actively pursuing the disposition of these communities and expect to close on these dispositions in 2005. However, we cannot assure you that these communities will be sold as planned.

Off Balance Sheet Arrangements

We own interests in unconsolidated real estate entities, with ownership interests up to 50%. Three of these unconsolidated real estate entities, Avalon Terrace, LLC, CVP I, LLC and the Fund, have debt outstanding as of March 31, 2005 as follows:

•	Avalon Terrace, LLC has $22,500,000 of variable rate debt which matures in November 2005 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. We have not guaranteed the debt on Avalon Terrace, LLC, nor do we have any obligation to fund this debt should the unconsolidated real estate entity be unable to do so.
•	CVP I, LLC has a construction loan in the amount of $117,000,000 which matures in February 2009, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. In connection with the general contractor services that we provide to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Our obligations under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied. We currently expect this to occur in 2006.
•	The Fund has three mortgage loans in the amounts of $16,765,000, $8,069,000 and $16,575,000, which mature in October 2011, February 2028 (but can be prepaid after February 2008 without penalty) and April 2012, respectively. These mortgage loans are secured by the underlying real estate. In addition, the Fund has a bridge loan with $33,000,000 outstanding as of March 31, 2005. The bridge loan matures in September 2005, but we expect the bridge loan to be replaced with permanent financing through a line of credit, which will mature in January 2008. The mortgage loans and the bridge loan are payable by the Fund with operating cash flow from the underlying real estate, and the bridge loan is secured by capital commitments. We have not guaranteed the debt on the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee as follows. If, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner. We have not recorded a liability related to this guarantee as of March 31, 2005, as the fair value of the real estate assets owned by the Fund is considered adequate to cover such payment under a liquidation scenario. There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt. For more information regarding the operations of our unconsolidated entities see Note 6, “Investments in Unconsolidated Entities,” of our Condensed Consolidated Financial Statements.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the three months ended March 31, 2005.

Development Communities

As of March 31, 2005, we had eleven Development Communities under construction. We expect these Development Communities, when completed, to add a total of 2,717 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $652,200,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:

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

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Run East II
	Lawrenceville, NJ	312	$52.0	Q2 2003	Q2 2004	Q2 2005	Q4 2005
2.	Avalon Chrystie Place I (4)
	New York, NY	361	150.0	Q4 2003	Q3 2005	Q4 2005	Q2 2006
3.	Avalon Pines I
	Coram, NY	298	48.7	Q4 2003	Q4 2004	Q3 2005	Q1 2006
4.	Avalon Orange
	Orange, CT	168	22.4	Q1 2004	Q4 2004	Q3 2005	Q4 2005
5.	Avalon Danbury
	Danbury, CT	234	35.6	Q1 2004	Q1 2005	Q4 2005	Q2 2006
6.	Avalon Del Rey (5)
	Los Angeles, CA	309	70.0	Q2 2004	Q3 2005	Q1 2006	Q3 2006
7.	Avalon at Juanita Village (6)
	Kirkland, WA	211	45.5	Q2 2004	Q3 2005	Q4 2005	Q2 2006
8.	Avalon Camarillo
	Camarillo, CA	249	42.7	Q2 2004	Q3 2005	Q1 2006	Q3 2006
9.	Avalon at Bedford Center
	Bedford, MA	139	25.3	Q4 2004	Q4 2005	Q2 2006	Q4 2006
10.	Avalon Wilshire
	Los Angeles, CA	123	42.0	Q1 2005	Q4 2006	Q1 2007	Q3 2007
11.	Avalon at Mission Bay North II (7)
	Bedford, MA	313	118.0	Q1 2005	Q4 2006	Q2 2007	Q4 2007

	Total	2,717	$652.2

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed under a joint venture structure with third-party financing, in which the community is owned by a limited liability company managed by one of our wholly-owned subsidiaries. The total capitalized cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a community facility. Our portion of the total capitalized cost of this joint venture is projected to be $30,000,000 including community-based tax-exempt debt.

(5)	This community is currently owned by one of our wholly-owned subsidiaries, is financed, in part, by a construction loan, and is subject to a joint venture agreement that allows for a 70% joint venture partner to be admitted upon construction completion.

(6)	This community is being developed by one of our wholly-owned, taxable REIT subsidiaries, and is subject to a venture agreement that provides for the transfer of 100% of the ownership interests to the joint venture upon construction completion.

(7)	This community is being developed under a joint venture structure. We hold a 25% equity interest in this joint venture and we anticipate that approximately 80% of the total capitalized cost will be financed through a construction loan. Our portion of the total capitalized cost of this joint venture is projected to be $29,500,000 including community-based debt.

Redevelopment Communities

As of March 31, 2005, we had four communities under redevelopment. We expect the total capitalized cost to complete these communities, including the cost of acquisition, capital expenditures subsequent to acquisition and redevelopment, to be approximately $229,300,000, of which approximately $40,300,000 is the additional capital invested or expected to be invested during redevelopment and $189,000,000 was incurred prior to redevelopment. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.

The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
1.	Avalon at Prudential Center
	Boston, MA	781	$133.9	$160.0	Q4 2000	Q2 2006	Q4 2006
2.	Avalon Towers
	Long Beach, NY	109	17.3	21.5	Q3 2004	Q3 2005	Q3 2005
3.	Avalon at Fairway Hills III
	Columbia, MD	336	23.3	29.4	Q4 2004	Q2 2006	Q4 2006
4.	Briarcliffe Lakeside (3)
	Wheaton, IL	204	14.5	18.4	Q4 2004	Q1 2006	Q3 2006

	Total	1,430	$189.0	$229.3

(1)	Total capitalized cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	This community was acquired in 2004 by the Fund, which we wholly-owned until the admittance of outside investors during the three months ended March 31, 2005, reducing our ownership in this community and the Fund to 15%.

Development Rights

As of March 31, 2005, we are evaluating the future development of 49 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for seventeen of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 13,104 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At March 31, 2005, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $35,863,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $187,875,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2005.

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

Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:

•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or
•	if we undertake construction of any particular community, that we will complete construction at the total capitalized cost assumed in the financial projections in the following table.

The table below presents a summary of the 49 Development Rights we are currently pursuing.

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions)(1)
1.	Newton, MA	(2)	204	$63
2.	Coram, NY Phase II	(2)	152	26
3.	Rockville, MD Phase II	(2)	196	30
4.	Lyndhurst, NJ	(2)	328	81
5.	Long Island City, NY Phase II and III		602	176
6.	New York, NY Phase II and III	(2)	308	142
7.	Dublin, CA Phase I		305	74
8.	Encino, CA	(2)	131	51
9.	Danvers, MA		428	80
10.	Woburn, MA		446	84
11.	New Rochelle, NY Phase II and III		588	165
12.	Shrewsbury, MA		264	40
13.	Hingham, MA		236	44
14.	Glen Cove, NY	(2)	111	34
15.	Plymouth, MA Phase II		69	13
16.	Andover, MA	(2)	115	21
17.	Quincy, MA	(2)	148	24
18.	Canoga Park, CA		209	47
19.	Tinton Falls, NJ		298	51
20.	Wilton, CT	(2)	100	24
21.	Lexington, MA		387	76
22.	Bellevue, WA		368	78
23.	West Haven, CT		170	23
24.	Greenburgh, NY Phase II		444	112
25.	Kirkland, WA Phase II		173	48
26.	Seattle, WA	(2)	194	54
27.	Oyster Bay, NY		273	69
28.	Norwalk, CT		312	63
29.	College Park, MD		320	44
30.	Union City, CA Phase I	(2) (3)	230	58
31.	Union City, CA Phase II	(2) (3)	209	54
32.	Irvine, CA		290	63
33.	Sharon, MA		156	26
34.	Gaithersburg, MD		254	41
35.	White Plains, NY		403	138
36.	Cohasset, MA		200	38
37.	Dublin, CA Phase II		200	52
38.	Dublin, CA Phase III		205	53
39.	Milford, CT	(2)	284	45
40.	Shelton, CT		302	49
41.	Shelton, CT Phase II		171	34
42.	Wheaton, MD	(2) (3)	320	56
43.	Alexandria, VA		282	56
44.	Stratford, CT	(2)	146	23
45.	Plainview, NY		220	47
46.	Camarillo, CA		376	55
47.	Yaphank, NY		298	57
48.	Rockville, MD	(2) (3)	240	46
49.	Tysons Corner, VA	(2) (3)	439	101

	Total		13,104	$2,929

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

(3)	Represents improved land, two parcels of which are encumbered with debt. The improved land consists of occupied office buildings and industrial space. NOI from incidental operations from the current improvements will be recorded as a reduction in cost basis as described in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

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

Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. In November 2002, Congress passed the Terrorism Risk Insurance Act (“TRIA”) which is designed to make terrorism insurance available. In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $200,000,000. Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIA, such as domestic-based terrorism. This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions. Our general liability policy provides TRIA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities. TRIA is scheduled to expire on December 31, 2005. It is uncertain if Congress will extend this act and continue to provide federal support for terrorism insurance. If Congress does not extend TRIA, the cost and availability of terrorism insurance may be in question.

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

In March 2005, we renewed our directors and officers insurance with our existing carriers, decreasing our annual premium. There were no reductions in coverage and a few coverage enhancements.

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

•	we may fail to secure development opportunities due to an inability to reach agreements with third parties or to obtain desired zoning and other local approvals;
•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital, resulting in losses;
•	construction costs of a community may exceed our original estimates;
•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;
•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;
•	financing may not be available on favorable terms or at all, and our cash flow from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;
•	our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;
•	we may be unsuccessful in our management of the Fund and the Fund REIT; and
•	we may be unsuccessful in managing changes in our portfolio composition.

In addition, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report.

Part I.    FINANCIAL INFORMATION (continued)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2004.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls over financial reporting.

During first quarter 2005, the Company implemented a new purchasing and invoice system that improved the efficiency of the Company ‘s purchasing and payment processes. As with any new technology application the Company implements, the design of the internal controls have been evaluated for effectiveness. The Company expects this new application to improve its internal controls over financial reporting for its purchasing and invoicing processes.

Part II.    OTHER INFORMATION

Item 1.	Legal Proceedings

As reported most recently in our Form 10-K for the fiscal year ended December 31, 2004, we are currently involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company. A non-jury trial ended in April 2004 and on May 20, 2004, the court issued a ruling, finding that (i) York Hunter breached the Construction Management Agreement between it and the Company in failing to complete the project and abandoning the construction site and is therefore liable to the Company for consequential damages, and (ii) National Union, having failed to exercise its various rights to perform and complete, is liable to the Company for consequential damages. The court issued a ruling dated October 6, 2004, awarding the Company approximately $1.25 million plus interest. The Company is filing an appeal to seek an increase in the damage award.

Also as reported in our Form 10-K for the fiscal year ended December 31, 2004, on June 6, 2003, a purported California class action lawsuit, Julie E. Ko v. AvalonBay Communities, Inc. and Does 1 through 100, was filed against the Company in California’s Los Angeles County Superior Court. The suit purports to be brought on behalf of all of the Company’s former California residents who, during the four-year period prior to the filing of the suit, paid a security deposit to the Company for the rental of residential property in California and had a portion of the deposit withheld by the Company in excess of the damages actually sustained by the Company. The plaintiff seeks compensatory and statutory damages in unspecified amounts as well as injunctive relief, restitution, and an award of attorneys’ fees, expenses and costs of suit. The complaint seeking class certification was amended in March 2004 and the Company responded to the amended complaint on May 3, 2004. Due to the uncertainty of many critical factual and legal issues, including the viability of the case as a class action, it is not possible to determine or predict the outcome.

We are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate will have a material adverse effect on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, AvalonBay issued 23,073 shares of common stock in exchange for 23,073 units of limited partnership held by certain limited partners of Avalon DownREIT V, L.P. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. AvalonBay is relying on the exemption based on factual representations received from the limited partners who received these shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed on March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed on March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004).

10.1	—	Amended and Restated Limited Partnership Agreement of AvalonBay Value Added Fund, L.P., dated as of March 16, 2005. (Filed herewith.)

10.2+	—	Endorsement Split Dollar Agreements and Amendments Thereto with Messrs. Blair, Naughton, Fuller, Sargeant, Horey and Meyer. (Filed herewith.)

10.3+	—	First Amendment to Employment Agreement between the Company and Bryce Blair, dated as of March 31, 2005. (Filed herewith.)

10.4+	—	First Amendment to Employment Agreement between the Company and Timothy J. Naughton, dated as of March 31, 2005. (Filed herewith.)

10.5+	—	First Amendment to Employment Agreement between the Company and Thomas J. Sargeant, dated as of March 31, 2005. (Filed herewith.)

10.6+	—	First Amendment to Employment Agreement between the Company and Leo S. Horey, dated as of March 31, 2005. (Filed herewith.)

10.7+	—	First Amendment to Employment Agreement between the Company and Samuel B. Fuller, dated as of March 31, 2005. (Filed herewith.)

10.8+	—	First Amendment to Retirement Agreement between the Company and Gilbert M. Meyer, dated as of March 31, 2005. (Filed herewith.)

10.9+	—	Separation Agreement between the Company and Samuel B. Fuller, dated as of April 6, 2005. (Filed herewith.)

10.10+	—	Summary of Compensation Arrangements for Certain Executive Officers and Directors. (Filed herewith.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: May 6, 2005
/s/ Bryce Blair Bryce Blair Chief Executive Officer

Date: May 6, 2005
/s/ Thomas J. Sargeant Thomas J. Sargeant Chief Financial Officer