Form 10-Q
period 2005-06-30
AVALONBAY COMMUNITIES INC
filed 2005-08-08
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑           No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑           No☐
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
73,488,179 shares of common stock, par value $0.01 per share, were outstanding as of July 29, 2005

AVALONBAY COMMUNITIES, INC.

FORM 10-Q
INDEX
PART I — FINANCIAL INFORMATION

Page
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	1

Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and six months ended June 30, 2005 and 2004	2

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2004	3-4

Notes to Condensed Consolidated Financial Statements (unaudited)	5-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-48

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	49

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. Submission of Matters to a Vote of Security Holders	50

Item 5. Other Information	51

Item 6. Exhibits	51-52

Signatures	53

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6-30-05	12-31-04
	(unaudited)
ASSETS
Real estate:
Land	$877,785	$885,118
Buildings and improvements	4,379,731	4,259,000
Furniture, fixtures and equipment	134,694	131,943

	5,392,210	5,276,061
Less accumulated depreciation	(895,435)	(803,850)

Net operating real estate	4,496,775	4,472,211
Construction in progress, including land	196,833	173,291
Land held for development	211,119	166,751
Operating real estate assets held for sale, net	10,428	65,572

Total real estate, net	4,915,155	4,877,825

Cash and cash equivalents	2,877	1,526
Cash in escrow	14,545	13,075
Resident security deposits	27,493	23,478
Investments in unconsolidated real estate entities	41,672	41,379
Deferred financing costs, net	20,024	21,859
Deferred development costs	38,777	37,007
Prepaid expenses and other assets	54,163	52,132

Total assets	$5,114,706	$5,068,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,809,150	$1,859,448
Variable rate unsecured credit facility	156,000	102,000
Mortgage notes payable	474,099	480,843
Dividends payable	54,204	52,982
Payables for construction	20,311	23,005
Accrued expenses and other liabilities	76,366	70,410
Accrued interest payable	34,266	37,254
Resident security deposits	37,362	34,516
Liabilities related to real estate assets held for sale	284	1,007

Total liabilities	2,662,042	2,661,465

Minority interest of unitholders in consolidated partnerships	20,221	21,525

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both June 30, 2005 and December 31, 2004; 4,000,000 shares issued and outstanding at both June 30, 2005 and December 31, 2004	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both June 30, 2005 and December 31, 2004; 73,280,345 and 72,582,076 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	733	726
Additional paid-in capital	2,426,232	2,389,511
Deferred compensation	(17,219)	(8,659)
Dividends less than accumulated earnings	28,807	10,769
Accumulated other comprehensive loss	(6,150)	(7,096)

Total stockholders’ equity	2,432,443	2,385,291

Total liabilities and stockholders’ equity	$5,114,706	$5,068,281

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6-30-05	6-30-04	6-30-05	6-30-04
Revenue:
Rental and other income	$170,514	$157,257	$337,520	$309,318
Management, development and other fees	1,363	157	1,796	305

Total revenue	171,877	157,414	339,316	309,623

Expenses:
Operating expenses, excluding property taxes	47,519	46,458	93,753	90,732
Property taxes	16,772	14,762	33,461	29,991
Interest expense	32,379	32,416	64,533	64,610
Depreciation expense	40,202	38,949	81,168	77,295
General and administrative expense	6,262	4,486	13,421	9,200

Total expenses	143,134	137,071	286,336	271,828

Equity in income of unconsolidated entities	178	276	6,761	463
Interest income	270	36	301	56
Venture partner interest in profit-sharing	—	(352)	—	(677)
Minority interest in consolidated partnerships	(337)	(408)	(851)	(250)

Income from continuing operations before cumulative effect of change in accounting principle	28,854	19,895	59,191	37,387

Discontinued operations:
Income from discontinued operations	793	2,764	2,452	6,002
Gain on sale of real estate assets	27,264	12,375	64,878	12,375

Total discontinued operations	28,057	15,139	67,330	18,377

Income before cumulative effect of change in accounting principle	56,911	35,034	126,521	55,764
Cumulative effect of change in accounting principle	—	—	—	4,547

Net income	56,911	35,034	126,521	60,311
Dividends attributable to preferred stock	(2,175)	(2,175)	(4,350)	(4,350)

Net income available to common stockholders	$54,736	$32,859	$122,171	$55,961

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	(354)	1,307	946	935

Comprehensive income	$54,382	$34,166	$123,117	$56,896

Dividends declared per common share	$0.71	$0.70	$1.42	$1.40

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.36	$0.25	$0.75	$0.53
Discontinued operations	0.39	0.21	0.93	0.26

Net income available to common stockholders	$0.75	$0.46	$1.68	$0.79

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.36	$0.25	$0.75	$0.53
Discontinued operations	0.38	0.21	0.90	0.26

Net income available to common stockholders	$0.74	$0.46	$1.65	$0.79

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	6-30-05	6-30-04
Cash flows from operating activities:
Net income	$126,521	$60,311
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	81,168	77,295
Depreciation expense from discontinued operations	140	2,575
Amortization of deferred financing costs and debt premium/discount	1,944	2,094
Amortization of deferred compensation	4,503	2,324
Income allocated to minority interest in consolidated partnerships including discontinued operations	851	275
Income allocated to venture partner interest in profit-sharing	—	677
Gain on sale of real estate assets	(64,878)	(12,375)
Gain on sale of technology investment	(6,252)	—
Cumulative effect of change in accounting principle	—	(4,547)
Increase in cash in operating escrows	(2,033)	(1,338)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	(1,845)	6,666
Increase in accrued expenses, other liabilities and accrued interest payable	4,650	1,952

Net cash provided by operating activities	144,769	135,909

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(187,465)	(173,918)
Acquisition of real estate assets, including partner equity interest	(57,415)	(24,065)
Capital expenditures — existing real estate assets	(7,960)	(6,127)
Capital expenditures — non-real estate assets	(946)	(366)
Proceeds from sale of communities and technology investment, including reimbursement for fund communities, net of selling costs	232,291	40,909
Decrease in payables for construction	(2,694)	(365)
Decrease in cash in construction escrows	563	895
Decrease (increase) in investments in unconsolidated real estate entities	(13,074)	613

Net cash used in investing activities	(36,700)	(162,424)

Cash flows from financing activities:
Issuance of common stock	21,251	28,598
Dividends paid	(106,854)	(104,033)
Net borrowings under unsecured credit facility	54,000	77,800
Issuance of mortgage notes payable and draws on construction loans	16,596	42,800
Repayments of mortgage notes payable	(39,679)	(37,000)
Issuance (repayment) of unsecured notes	(50,000)	25,000
Payment of deferred financing costs	(1,304)	(8,752)
Redemption of units for cash by minority partners	(50)	(163)
Distributions to DownREIT partnership unitholders	(611)	(741)
Distributions to joint venture and profit-sharing partners	(67)	(1,658)

Net cash provided by (used in) financing activities	(106,718)	21,851

Net increase (decrease) in cash and cash equivalents	1,351	(4,664)

Cash and cash equivalents, beginning of period	1,526	7,165

Cash and cash equivalents, end of period	$2,877	$2,501

Cash paid during period for interest, net of amount capitalized	$63,317	$62,579

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the six months ended June 30, 2005:
•	As described in Note 4, “Stockholders’ Equity,” 163,792 shares of common stock were issued in connection with stock grants, 738 shares were issued through the Company’s dividend reinvestment plan, 45,243 shares were withheld to satisfy employees’ tax withholding and other liabilities and 3,925 shares were forfeited, for a net value of $9,076. In addition, the Company granted 720,059 options for common stock at a value of $4,600.

•	33,102 units of limited partnership, valued at $1,445, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company deconsolidated mortgage notes payable in the aggregate amount of $24,869 upon admittance of outside investors into a previously consolidated discretionary investment fund. See Note 6, “Investments in Unconsolidated Entities.”

•	The Company assumed fixed rate debt of $4,566 in connection with the acquisition of an improved land parcel.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $946 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	Common and preferred dividends declared but not paid totaled $54,204.
During the six months ended June 30, 2004:
•	147,517 shares of common stock were issued in connection with stock grants, 35,215 shares were issued in connection with non-cash stock option exercises, 49,583 shares were withheld to satisfy employees’ tax withholding and other liabilities and 72 shares were forfeited, for a net value of $6,170.

•	49,391 units of limited partnership, valued at $1,852, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company sold one community with a mortgage note payable of $18,755 that was assumed by the buyer as part of the total sales price.

•	The Company assumed fixed rate debt of $13,322 in connection with the acquisition of two improved land parcels.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $935 to adjust the Company’s Hedged Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $52,491.

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
At June 30, 2005, the Company owned or held a direct or indirect ownership interest in 139 operating apartment communities containing 40,478 apartment homes in ten states and the District of Columbia, of which four communities containing 1,491 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 11 communities under construction that are expected to contain an aggregate of 2,593 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 46 communities that, if developed in the manner expected, will contain an estimated 12,216 apartment homes.
During the three months ended June 30, 2005:
•	The Company sold one community, Avalon Lake, located in the Fairfield-New Haven, Connecticut area. This community, which contained 135 apartment homes, was sold for a sales price of $37,700. The sale of this community resulted in a gain calculated in accordance with generally accepted accounting principles (“GAAP”) of $22,647.

•	The Company completed the development of two communities, Avalon Run East II, located in Central New Jersey and Avalon Orange, located in the Fairfield-New Haven, Connecticut area. These garden-style communities contain an aggregate of 480 apartment homes and were completed for a total capitalized cost of $74,300.

•	The Company completed the redevelopment of one community, Avalon Towers, located in the Long Island, New York area. This high-rise community contains 109 apartment homes and was completed for a total capitalized cost of $21,200, of which $17,300 was incurred prior to redevelopment.

•	The Company commenced construction of two communities. Avalon Pines II, located in the Long Island, New York area, is expected to contain 152 apartment homes when completed, for a total capitalized cost of $26,600. Avalon Chestnut Hill, located in the greater Boston, Massachusetts area, is expected to contain 204 apartment homes when completed, for a total capitalized cost of $60,600.

•	The Company acquired five parcels of land to hold for future development, for an aggregate purchase price of $45,534. These parcels of land, if developed as expected, will contain 1,154 apartment homes for a total capitalized cost of $297,000.

•	The Company sold two land parcels, one located in Seattle, Washington and one located in the Oakland-East Bay area, for an aggregate sales price of $23,000 which resulted in a gain calculated in accordance with GAAP of $4,617.
The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s quarterly reports on Form 10-Q for subsequent quarters. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits and technology investments, in the amounts of $146 and $936 for the three months ended June 30, 2005 and 2004, respectively, and $366 and $1,177 for the six months ended June 30, 2005 and 2004, respectively.
The Company owns land improved with office buildings and industrial space occupied by unrelated third-parties in connection with five Development Rights. The Company intends to manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. As provided under the guidance of SFAS No. 67, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.
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

Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $14,012 at June 30, 2005 and $12,966 at December 31, 2004.
Cash, Cash Equivalents and Cash in Escrow
Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of June 30, 2005 and December 31, 2004, the Company had approximately $234,000 and $236,000, respectively, in variable rate debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities.”
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

	For the three months ended		For the six months ended
	6-30-05	6-30-04	6-30-05	6-30-04
Basic and diluted shares outstanding

Weighted average common shares — basic	72,786,719	71,409,668	72,640,134	71,164,908
Weighted average DownREIT units outstanding	477,970	581,941	487,913	594,850
Effect of dilutive securities	1,324,547	1,045,875	1,289,458	1,031,712

Weighted average common shares — diluted	74,589,236	73,037,484	74,417,505	72,791,470

Calculation of Earnings per Share — basic

Net income available to common stockholders	$54,736	$32,859	$122,171	$55,961

Weighted average common shares — basic	72,786,719	71,409,668	72,640,134	71,164,908

Earnings per common share — basic	$0.75	$0.46	$1.68	$0.79

Calculation of Earnings per Share — diluted

Net income available to common stockholders	$54,736	$32,859	$122,171	$55,961
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	303	912	780	1,239

Adjusted net income available to common stockholders	$55,039	$33,771	$122,951	$57,200

Weighted average common shares — diluted	74,589,236	73,037,484	74,417,505	72,791,470

Earnings per common share — diluted	$0.74	$0.46	$1.65	$0.79

Certain employee options to purchase shares of common stock of 0 and 16,267 were outstanding during the three and six months ended June 30, 2005, respectively, and 3,000 were outstanding during both the three and six months ended June 30, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.
Stock-Based Compensation
Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the three and six months ended June 30, 2005 and 2004, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The Company will adopt the provisions of SFAS 123(R), “Share Based Payment,” on January 1, 2006. The Company is currently assessing the expected impact of the adoption of SFAS 123(R) on its financial position and results of operations.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period based on the fair market value as determined on the date of grant:

	For the three months ended		For the six months ended
	6-30-05	6-30-04	6-30-05	6-30-04
Net income available to common stockholders, as reported	$54,736	$32,859	$122,171	$55,961
Add: Actual compensation expense recorded under fair value based method, net of related tax effects	564	222	1,038	389
Deduct: Total compensation expense determined under fair value based method, net of related tax effects	(568)	(433)	(1,142)	(736)

Pro forma net income available to common stockholders	$54,732	$32,648	$122,067	$55,614

Earnings per share:

Basic — as reported	$0.75	$0.46	$1.68	$0.79

Basic — pro forma	$0.75	$0.46	$1.68	$0.78

Diluted — as reported	$0.74	$0.46	$1.65	$0.79

Diluted — pro forma	$0.74	$0.46	$1.65	$0.78

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
The Company is currently involved in a lawsuit regarding the handling of security deposits in California. The lawsuit in essence alleges that the amounts withheld by the Company from security deposits at the end of tenancies exceeded the Company’s actual damages. The plaintiff in the lawsuit is seeking class action certification, but that has not yet been obtained.
During the three months ended June 30, 2005, the Company accrued $1,500 related to these and other various litigation matters.
Variable Interest Entities under FIN 46
The Company adopted the final provisions of FIN 46 as of January 1, 2004, which resulted in the consolidation of one entity during 2004 from which the Company held a participating mortgage note. As a result, the Company recognized a cumulative effect of change in accounting principle in January 2004 in the amount of $4,547, which increased earnings per common share – diluted by $0.06. The Company did not hold an equity interest in this entity, and therefore 100% of the entity’s net income or loss was recognized by the Company as minority interest in consolidated partnerships on the Condensed Consolidated Statements of Operations and Other Comprehensive Income. In October 2004, the Company received payment in full of the outstanding mortgage note. Upon note repayment, the Company did not continue to hold a variable interest in this entity and therefore the Company discontinued consolidating the entity under the provisions of FIN 46.

Venture Partner Interest in Profit-Sharing
Prior to its expiration in December 2004, the Company had a repurchase option on its third-party partner’s 75% equity interest in a joint venture owning the Avalon on the Sound community. Due to the repurchase option, the Company accounted for its investment in this joint venture as a profit-sharing arrangement as required by SFAS No. 66, “Accounting for Sales of Real Estate.” As a result, the revenues and expenses, and assets and liabilities of Avalon on the Sound were included in the Company’s Condensed Consolidated Financial Statements for periods prior to December 31, 2004. The income allocated to the controlling partner is shown as venture partner interest in profit-sharing on the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2004.
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
Recently Issued Accounting Standards
In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership. EITF Issue No. 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. That presumption may be overcome if the limited partners have either (i) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve the limited partnership or otherwise remove the general partner without cause or (ii) substantive participating rights. The Company adopted EITF Issue No. 04-5 on June 29, 2005 for all new limited partnerships formed or existing limited partnerships that are modified after June 29, 2005 and will adopt EITF Issue No. 04-5 on January 1, 2006 for other existing limited partnerships. Although the Company is still assessing the impact of the adoption on January 1, 2006, the Company does not expect the final adoption of EITF Issue No. 04-5 to have a material effect on its financial position or results of operations.
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

2. Interest Capitalized
Capitalized interest associated with communities under development or redevelopment totaled $6,036 and $5,010 for the three months ended June 30, 2005 and 2004, respectively, and $11,698 and $10,078 for the six months ended June 30, 2005 and 2004, respectively.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of June 30, 2005 and December 31, 2004 are summarized as follows:

	6-30-05	12-31-04
Fixed rate unsecured notes (1)	$1,809,150	$1,859,448
Fixed rate mortgage notes payable — conventional and tax-exempt	241,213	263,669
Variable rate mortgage notes payable — conventional and tax-exempt	210,012	210,896

Total notes payable and unsecured notes	2,260,375	2,334,013
Variable rate secured short-term debt	22,874	6,278
Variable rate unsecured credit facility	156,000	102,000

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,439,249	$2,442,291

(1)	Balances at June 30, 2005 and December 31, 2004 include $850 and $552 of debt discount, respectively, from issuance of unsecured notes.
The following debt activity occurred during the six months ended June 30, 2005:
•	The Company repaid $150,000 in previously issued unsecured notes in January 2005, along with any unpaid interest, pursuant to their scheduled maturity. No prepayment penalty was incurred;

•	The Company issued $100,000 in unsecured notes in March 2005 under its existing shelf registration statement at an annual effective interest rate of 4.999%. Interest on these notes is payable semi-annually on March 15 and September 15, and they mature in March 2013;

•	In connection with the admittance of outside investors into the Fund (as defined in Note 6, “Investments in Unconsolidated Entities”), the Company deconsolidated the assets and liabilities of four communities owned by the Fund including $24,869 in fixed rate mortgage debt secured by two of the communities;

•	The Company made a payment in the amount of $36,142 to the third-party lender of a joint venture entity that was unconsolidated at December 31, 2004 but was consolidated in March 2005 upon acquisition of the 75% equity interest of the third-party partner (see Note 6, “Investments in Unconsolidated Entities”); and

•	The Company assumed $4,566 in fixed rate debt in connection with the acquisition of a parcel of improved land.
In the aggregate, secured notes payable mature at various dates from September 2007 through April 2043 and are secured by certain apartment communities (with a net carrying value of $684,076 as of June 30, 2005). As of June 30, 2005, the Company has guaranteed approximately $129,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.8% at June 30, 2005 and 6.7% at December 31, 2004. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed on the following page), including the effect of certain financing related fees, was 4.4% at June 30, 2005 and 3.9% at December 31, 2004.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at June 30, 2005 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes
2005	$4,514	$—	$—	—
2006	8,074	—	150,000	6.800%
2007	8,600	22,874	110,000 150,000	6.875 5.000	% %
2008	9,149	4,356	50,000 150,000	6.625 8.250	% %
2009	8,279	73,784	150,000	7.500%
2010	6,563	28,989	200,000	7.500%
2011	6,554	7,204	300,000 50,000	6.625 6.625	% %
2012	6,207	12,096	250,000	6.125%
2013	6,339	—	100,000	4.950%
2014	6,784	—	150,000	5.375%
Thereafter	149,627	104,106	—	—

	$220,690	$253,409	$1,810,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.
The Company has a $500,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks. The Company had $156,000 outstanding under the facility and $28,468 in letters of credit on June 30, 2005 and $102,000 outstanding under the facility and $26,580 in letters of credit on December 31, 2004. Under the terms of the credit facility, if the Company elects to increase the facility by up to an additional $150,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.55% per annum (3.89% on June 30, 2005). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of the Company’s long-term unsecured debt. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $250,000. The competitive bid option may result in lower pricing if market conditions allow. The Company has $85,000 outstanding under this competitive bid option as of June 30, 2005 priced at LIBOR plus 0.29%, or 3.41%. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The credit facility matures in May 2008, assuming exercise of a one-year renewal option by the Company.

4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the six months ended June 30, 2005:
					Dividends	Accumulated
			Additional		less than	other
	Preferred	Common	paid-in	Deferred	accumulated	comprehensive	Stockholders’
	stock	stock	capital	compensation	earnings	loss	equity
Balance at December 31, 2004	$40	$726	$2,389,511	$(8,659)	$10,769	$(7,096)	$2,385,291

Net income	—	—	—	—	126,521	—	126,521
Unrealized gain on cash flow hedges	—	—	—	—	—	946	946
Dividends declared to common and preferred stockholders	—	—	—	—	(108,127)	—	(108,127)
Issuance of common stock, net of withholdings	—	7	32,121	(8,463)	(356)	—	23,309
Issuance of stock options	—	—	4,600	(4,600)	—	—	—
Amortization of deferred compensation	—	—	—	4,503	—	—	4,503

Balance at June 30, 2005	$40	$733	$2,426,232	$(17,219)	$28,807	$(6,150)	$2,432,443

During the six months ended June 30, 2005, the Company (i) issued 549,817 shares of common stock in connection with stock options exercised, (ii) issued 33,102 shares of common stock to acquire an equal number of DownREIT limited partnership units, (iii) issued 738 shares through the Company’s dividend reinvestment plan, (iv) issued 163,792 common shares in connection with stock grants to employees of which 80% are restricted, (v) had forfeitures of 3,925 shares of restricted stock grants to employees and (vi) withheld 45,243 shares to satisfy employees’ tax withholding and other liabilities.
Dividends per common share for the six months ended June 30, 2005 and 2004 were $1.42 and $1.40 per share, respectively. In both the six months ended June 30, 2005 and 2004, average dividends for preferred shares were $1.09 per share.
5. Derivative Instruments and Hedging Activities
The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of June 30, 2005, the Hedged Derivatives fix $68,000 of the Company’s tax-exempt debt at a weighted average interest rate of 6.3% through interest rate swaps. In addition, as of June 30, 2005, the Company has Hedged Derivatives on $166,000 of its variable rate debt, which floats at a weighted average coupon interest rate of 3.8% and has been capped at a weighted average interest rate of 8.0% through interest rate caps. These Hedged Derivatives have maturity dates ranging from 2007 to 2010. The Hedged Derivatives are accounted for in accordance with SFAS No. 133. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.
The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording all changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flow. To adjust the Hedged Derivatives to their fair value, the Company recorded unrealized gains to other comprehensive income of $946 and $935 during the six months ended June 30, 2005 and 2004, respectively. The estimated amount, included in accumulated other comprehensive income as of June 30, 2005, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flow during this period is not material.

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
6. Investments in Unconsolidated Entities
Investments in Unconsolidated Real Estate Entities
The Company accounts for investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 in accordance with SOP 78-9 and APB Opinion No. 18. The Company applies the equity method of accounting to an investment in an entity if it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. At June 30, 2005, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:
•	a general partnership interest in a partnership that owns the Avalon Run community, in which after the partnership makes certain distributions to the third-party partner, the Company will generally be entitled to receive 40% of all operating cash flow distributions and 49% of all residual cash flow following a sale;

•	a limited liability company membership interest in a limited liability company that owns the Avalon Grove community, in which after the limited liability company makes certain distributions to the third-party partner, the Company will generally be entitled to receive 50% of all distributions;

•	a 25% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in a limited liability company that owns the Avalon Bedford community;

•	a 20% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in the limited liability company that is developing and will own the Avalon Chrystie Place I community;

•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that is developing and will own the Mission Bay North II community; and

•	a 15.2% combined general partner and indirect limited partner equity interest in AvalonBay Value Added Fund, L.P. (the “Fund”), which owns the Redondo Beach, Avalon Lakeside, Hobbits Grove and Ravenswood communities.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	(Unaudited)
	6-30-05	12-31-04
Assets:
Real estate, net	$375,789	$221,236
Other assets	77,145	86,821

Total assets	$452,934	$308,057

Liabilities and partners’ equity:
Mortgage notes payable and credit facility	$241,678	$139,500
Other liabilities	31,175	32,579
Partners’ equity	180,081	135,978

Total liabilities and partners’ equity	$452,934	$308,057

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the six months ended
	(unaudited)		(unaudited)
	6-30-05	6-30-04	6-30-05	6-30-04
Rental income	$8,061	$5,343	$13,815	$10,450
Operating and other expenses	(4,825)	(2,030)	(8,194)	(4,102)
Interest expense, net	(1,387)	(443)	(1,942)	(893)
Depreciation expense	(1,804)	(999)	(2,917)	(2,002)

Net income	$45	$1,871	$762	$3,453

The Company has also entered into two agreements whereby upon completion of construction of two communities currently under construction, the communities will each be owned through a joint venture arrangement. The Company will retain a 30% equity interest in one of the joint ventures, but will not retain an equity interest (only a residual profits interest) in the second joint venture.
7. Discontinued Operations – Real Estate Assets Sold or Held for Sale
During the six months ended June 30, 2005, the Company sold three communities, one located in San Diego, California, one located in the San Jose, California area and one located in the Fairfield-New Haven, Connecticut area. These three communities, which contained a total of 531 apartment homes, were sold for an aggregate sales price of $116,950, resulting in net proceeds, net of selling costs, of $114,942 and a gain calculated in accordance with GAAP of $60,261.
In addition, as of June 30, 2005, the Company had one community that qualified as held for sale under the provisions of SFAS No. 144. As required under SFAS No. 144, the operations for any communities sold from January 1, 2004 through June 30, 2005 and communities held for sale as of June 30, 2005 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation. The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the six months ended
	6-30-05	6-30-04	6-30-05	6-30-04
Rental income	$1,052	$6,320	$3,615	$13,575
Operating and other expenses	(259)	(2,202)	(1,023)	(4,602)
Interest expense, net	—	(118)	—	(371)
Minority interest expense	—	(12)	—	(25)
Depreciation expense	—	(1,224)	(140)	(2,575)

Income from discontinued operations	$793	$2,764	$2,452	$6,002

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $95 and $482, and other liabilities of $284 and $1,007 as of June 30, 2005 and December 31, 2004, respectively, relating to real estate assets sold or held for sale. The estimated proceeds less anticipated costs to sell the real estate asset held for sale as of June 30, 2005 are greater than the carrying value as of June 30, 2005, and therefore no provision for possible loss was recorded.
During the six months ended June 30, 2005, the Company sold two parcels of land, one located in Seattle, Washington and one located in the Oakland-East Bay area, for an aggregate sales price of $23,000. The Company recorded an impairment loss in the amount of $3,000 in 2002 related to one of these land parcels to reflect the land at fair value based on its entitlement status at the time it was determined planned for disposition. The sale of these two land parcels resulted in an aggregate GAAP gain of $4,617.
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
•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2005, the Established Communities are communities that had stabilized occupancy and operating expenses as of January 1, 2004, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. The number of Established Communities was adjusted during the three months ended June 30, 2005 to reflect changes in the Company’s disposition program. All amounts for Established Communities have been adjusted from amounts previously reported to reflect this new classification.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2004.
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
A reconciliation of NOI to net income for the three and six months ended June 30, 2005 and 2004 is as follows:

	For the three months ended		For the six months ended
	6-30-05	6-30-04	6-30-05	6-30-04
Net income	$56,911	$35,034	$126,521	$60,311
Corporate-level property management and other indirect operating expenses	7,594	7,121	14,722	13,694
Corporate-level other income	(1,441)	(206)	(2,054)	(747)
Investments and investment management	1,171	1,711	2,164	2,551
Interest income	(270)	(36)	(301)	(56)
Interest expense	32,379	32,416	64,533	64,610
General and administrative expense	6,262	4,486	13,421	9,200
Equity in income of unconsolidated entities	(178)	(276)	(6,761)	(463)
Minority interest in consolidated partnerships	337	408	851	250
Venture partner interest in profit-sharing	—	352	—	677
Depreciation expense	40,202	38,949	81,168	77,295
Cumulative effect of change in accounting principle	—	—	—	(4,547)
Gain on sale of real estate assets	(27,264)	(12,375)	(64,878)	(12,375)
Income from discontinued operations	(793)	(2,764)	(2,452)	(6,002)

Net operating income	$114,910	$104,820	$226,934	$204,398

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three and six months ending June 30, 2005 and 2004 has been adjusted for the communities that were designated as held for sale as of June 30, 2005 or sold from January 1, 2004 through June 30, 2005 as described in Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale.”

	For the three months ended				For the six months ended
	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)	revenue	NOI	from prior year	real estate (1)
For the periods ended June 30, 2005

Established
Northeast	$41,597	$27,742	(0.6%)	$1,056,726	$82,574	$55,110	2.5%	$1,056,726
Mid-Atlantic	16,985	11,974	3.1%	386,622	33,483	23,702	1.6%	386,622
Midwest	2,798	1,798	16.2%	91,180	5,515	3,475	11.4%	91,180
Pacific Northwest	7,393	4,812	8.6%	314,873	14,700	9,608	7.4%	314,873
Northern California	37,622	25,964	2.6%	1,520,691	74,874	51,644	2.1%	1,520,691
Southern California	12,037	8,673	5.7%	330,297	23,922	17,318	5.5%	330,297

Total Established	118,432	80,963	2.5%	3,700,389	235,068	160,857	3.0%	3,700,389

Other Stabilized	24,181	16,042	n/a	818,608	47,295	30,808	n/a	818,608
Development / Redevelopment	27,823	17,905	n/a	1,048,027	54,899	35,269	n/a	1,048,027
Land Held for Future Development	n/a	n/a	n/a	211,119	n/a	n/a	n/a	211,119
Non-allocated (2)	1,441	n/a	n/a	22,019	2,054	n/a	n/a	22,019

Total	$171,877	$114,910	9.6%	$5,800,162	$339,316	$226,934	11.0%	$5,800,162

For the periods ended June 30, 2004

Established
Northeast	$37,167	$25,363	(0.8%)	$914,298	$73,394	$48,840	(3.0%)	$914,298
Mid-Atlantic	12,936	9,108	4.2%	272,915	25,649	18,051	3.7%	272,915
Midwest	2,682	1,547	1.7%	90,665	5,341	3,120	6.0%	90,665
Pacific Northwest	7,915	4,924	2.9%	346,730	15,776	9,901	0.7%	346,730
Northern California	33,382	23,291	(6.3%)	1,339,815	66,793	46,683	(8.1%)	1,339,815
Southern California	13,849	9,799	2.4%	400,816	27,721	19,650	0.9%	400,816

Total Established	107,931	74,032	(1.3%)	3,365,239	214,674	146,245	(3.0%)	3,365,239

Other Stabilized	27,421	17,672	n/a	1,015,933	54,133	34,840	n/a	1,015,933
Development / Redevelopment	21,856	13,116	n/a	953,213	40,369	23,313	n/a	953,213
Land Held for Future Development	n/a	n/a	n/a	102,418	n/a	n/a	n/a	102,418
Non-allocated (2)	206	n/a	n/a	20,784	447	n/a	n/a	20,784

Total	$157,414	$104,820	8.6%	$5,457,587	$309,623	$204,398	6.2%	$5,457,587

(1)	Does not include gross real estate assets for discontinued operations of $13,926 and $165,275 as of June 30, 2005 and June 30, 2004, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

9. Related Party Arrangements
Unconsolidated Entities
The Company manages several unconsolidated real estate entities for which it receives management fee, asset management fee and development fee revenue. From these entities the Company received management fee revenue of $1,323 and $1,746 in the three and six months ended June 30, 2005, respectively, and $181 and $351 in the three and six months ended June 30, 2004, respectively.
In addition, in connection with the general contractor services that the Company provides to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, the Company has funded certain construction costs on behalf of CVP I, LLC and expects to be reimbursed through draws on the related construction loan. As of June 30, 2005 and December 31, 2004, the Company has recorded a receivable from CVP I, LLC in the amounts of $8,018 and $19,983, respectively. The Company provides similar services to Mission Bay Venture Partners, LLC, the entity that owns and is developing Avalon at Mission Bay North II. The Company has funded $8,798 in construction costs on behalf of Mission Bay Venture Partners, LLC as of June 30, 2005 and has recorded a corresponding receivable from Mission Bay Venture Partners, LLC. The Company expects to be reimbursed through draws on a construction loan. These receivables are included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.
Director Compensation
The Company’s 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. In accordance with the Company’s 1994 Plan, as then in effect, on the fifth business day following the Company’s May 2003 Annual Meeting of Stockholders, each of the Company’s non-employee directors automatically received options to purchase 7,000 shares of common stock at the last reported sale price of the common stock on the NYSE on such date, and a restricted stock grant (or, in lieu thereof, a deferred stock award) of 2,500 shares of common stock. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which, in lieu of the stock and option awards described above, each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the NYSE on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5. The Company recorded non-employee director compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $234 and $452 in the three and six months ended June 30, 2005, respectively, and $226 and $456 in the three and six months ended June 30, 2004, respectively. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $1,043 and $748 on June 30, 2005 and December 31, 2004, respectively.
10. Subsequent Events
On July 1, 2005, the Company sold Avalon Crossing, a 132 apartment home community located in the Washington, DC area for a gross sales price of $44,500, resulting in a GAAP gain of approximately $33,400. The net proceeds of approximately $44,000 were used to reduce borrowings under the Company’s unsecured credit facility. This community was classified as held for sale under the provisions of SFAS No. 144 as of June 30, 2005 (see Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale”).
Avalon at Poplar Creek, a 196 apartment home community located in the Chicago, Illinois area, was acquired by the Fund on July 1, 2005 for a purchase price of $24,950. The Company’s pro rata share of the required capital investment for this acquisition is $3,780.
As of July 29, 2005, seven communities previously held for operating purposes were classified as held for sale under SFAS No. 144. These communities have a net real estate carrying value of $202,137 as of June 30, 2005. The Company is actively pursuing the disposition of these communities and expects to close on six of these dispositions during the second half of 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We focus on the investment in and ownership and operation of apartment communities in high barrier-to-entry markets of the United States. As of July 29, 2005, we owned 139 current operating communities, which are the primary contributors to our overall operating performance. The net operating income of these communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels, and our ability to control operating costs. Our overall financial performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired apartment communities. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in high barrier-to-entry markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy and when pricing is attractive.
This Form 10-Q, including the following discussion and analysis of our financial condition and results of operations, contains forward-looking statements that predict or indicate future events or trends and that do not report historical matters. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors set forth on page 47 of this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and notes included elsewhere in this report, as well as our Annual Report filed on Form 10-K for the year ended December 31, 2004 and our quarterly reports on Form 10-Q for subsequent quarters.
Business Description and Community Information Overview
We believe that apartment communities present an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base should help reduce demand volatility over a real estate cycle. We intend to continue to pursue real estate investments in markets where constraints to new supply exist, and where new rental household formations are expected to out-pace multi-family permit activity over the course of the real estate cycle. Barriers-to-entry in our markets generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply.
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
We believe that, over an entire real estate cycle, lower housing affordability and the limited new supply of apartment homes in our markets will result in a higher propensity to rent and larger increases in cash flow relative to other markets. However, throughout the real estate cycle, apartment market fundamentals, and therefore operating cash flows, are affected by overall economic conditions. A number of our markets experienced economic contraction due to job losses in 2002 and 2003, particularly in the technology, telecom and financial services sectors. This resulted in a prolonged period of weak apartment market fundamentals as reflected in declining rental rates and demand. However, 2004 was a year of transition, where the economy showed signs of an early phase recovery, as evidenced by modest job growth and declining unemployment claims. The improvement in the economic environment has resulted in more stabilized apartment market fundamentals, and 2005 is proving to be a year of continued growth.

This is supported by the following operating results achieved within our Established Community portfolio during the three months ending June 30, 2005:
•	we achieved both sequential and year-over-year revenue growth, the largest year-over-year increase in over three years and the largest sequential increase in over four years;

•	we reached a transition point in drivers of rental rate growth, shifting from occupancy gains to increases in rental rates as the primary driver;

•	we achieved the highest year-over-year increase in average rental rates in three years; and

•	economic occupancy remained at approximately 95% in each of our markets, despite increases in rental rates.
For the remainder of 2005, we expect continued job growth in our markets and additional apartments taken off the rental market through condominium conversion. Accordingly, apartment market fundamentals (the demand/supply balance) will continue to improve such that apartment rental demand will outpace new supply. The improvement may not be experienced evenly throughout our markets, as seen during the first six months of 2005, but we nevertheless expect continued overall revenue growth for our Established Community portfolio in 2005.
In anticipation of continued improvement in apartment fundamentals and stronger apartment demand, we have been increasing our development volume. We continue to secure new Development Rights, as discussed below, including the acquisition of land for future development, and we anticipate having close to $950,000,000 under construction by the end of 2005 (measured by total capitalized cost of the communities, including the portions owned by joint venture partners, at completion).
We continue to look for acquisition opportunities through our investment in and management of a discretionary investment fund (the “Fund”), which during its investment period, will be our exclusive vehicle for acquiring apartment communities, subject to certain exceptions. The acquisition environment is currently very competitive, particularly as a result of the condominium market, and therefore we will continue to be selective and focus on only those acquisition opportunities where we believe we can create value, generally through redevelopment or repositioning opportunities.
The competitive acquisition environment and the strength of the condominium market results in an attractive selling environment. There continues to be strong institutional demand for high-quality apartment communities, particularly from condominium converters. We continue to be an opportunistic seller, disposing of three apartment communities in the first six months of 2005. We anticipate continuing disposition activity and have increased our expectation for disposition volume to approximately $500,000,000 for the full year 2005 in response to the strong demand for product in our markets. While the active condominium market has created demand for multi-family apartment communities, it has also created a challenging environment for us in other ways, such as:
•	increased competition for land and subcontractors;

•	increased competition for experienced multi-family development and construction professionals, particularly in our markets;

•	increased competition for our customers, resulting in increased move-outs due to home ownership; and

•	increased risk of potential liability from disposing of communities to condominium converters.
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

stabilized occupancy and operating expenses as of the beginning of the prior year. We determine which of our communities fall into the Established Communities category as of January 1st of each year and maintain that classification throughout the year, unless disposition plans regarding a community change. For the year 2005, the Established Communities were communities that had stabilized occupancy and operating expenses as of January 1, 2004 and were not conducting or planning to conduct substantial redevelopment activities, as described below, and were not held for sale or planned for disposition in 2005. We consider a community to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. The number of Established Communities was adjusted during the three months ended June 30, 2005 to reflect changes in the Company’s disposition program. All amounts for Established Communities have been adjusted from amounts previously reported to reflect this new classification.

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

As of June 30, 2005, our communities were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	30	7,657
Mid-Atlantic	13	4,247
Midwest	3	887
Pacific Northwest	10	2,500
Northern California	31	9,069
Southern California	10	3,207

Total Established	97	27,567

Other Stabilized Communities:
Northeast	19	5,641
Mid-Atlantic	7	2,238
Midwest	1	409
Pacific Northwest	2	638
Northern California	1	135
Southern California	4	1,391

Total Other Stabilized	34	10,452

Lease-Up Communities	4	968

Redevelopment Communities	4	1,491

Total Current Communities	139	40,478

Development Communities	11	2,593

Development Rights	46	12,216

In July 2005, we disposed of one community containing 132 apartment homes, and the Fund acquired one community containing 196 apartment homes. As of July 29, 2005 our 139 current communities consisted of 40,542 apartment homes. Of those communities, we owned:
•	a fee simple, or absolute, ownership interest in 113 operating communities, five of which are on land subject to land leases expiring in July 2029, January 2062, April 2095, May 2099 and March 2142;

•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest and an indirect limited partnership interest in a partnership that owns a fee simple interest in five operating communities;

•	a general partnership interest in five partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 15 communities; and

•	a membership interest in three limited liability companies that each hold a fee simple interest in an operating community, one of which is on land subject to a land lease expiring in November 2089.
We also hold a fee simple ownership interest in nine of the Development Communities, two of which will be subject to joint venture ownership structures upon construction completion, in addition to membership interests in two limited liability companies that each own one Development Community, both of which are subject to land leases expiring in December 2026 and June 2103.

In each of our five partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of July 29, 2005, there were 470,226 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.
We elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes for the year ended December 31, 1994 and we have not revoked that election. We were incorporated under the laws of the State of California in 1978, and we were reincorporated in the State of Maryland in July 1995. Our principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia, 22314, and our telephone number at that location is (703) 329-6300. We also maintain regional offices and administrative or specialty offices in or near the following cities:
•	Boston, Massachusetts;

•	Chicago, Illinois;

•	Long Island, New York;

•	New Canaan, Connecticut;

•	New York, New York;

•	Newport Beach, California;

•	San Jose, California;

•	Seattle, Washington; and

•	Woodbridge, New Jersey.
Recent Developments
Development Activities. During the three months ended June 30, 2005, we completed the development of two communities, Avalon Run East II, located in Central New Jersey and Avalon Orange, located in the Fairfield-New Haven, Connecticut area. These garden-style communities contain an aggregate of 480 apartment homes and were completed for a total capitalized cost of $74,300,000.
We commenced development on two communities during the three months ended June 30, 2005. Avalon Pines II, located in Long Island, New York, is expected to contain 152 apartment homes when completed, for a total capitalized cost of $26,600,000. Avalon Chestnut Hill, located in the greater Boston, Massachusetts area, is expected to contain 204 apartment homes when completed, for a total capitalized cost of $60,600,000.
In addition, we completed the redevelopment of one community, Avalon Towers, located in the Long Island, New York area. This high-rise community contains 109 apartment homes and was completed for a total capitalized cost of $21,200,000, of which $17,300,000 was incurred prior to redevelopment.
We acquired five parcels of land during the three months ended June 30, 2005 to hold for future development, for an aggregate purchase price of $45,534,000. These parcels of land, if developed as expected, will contain 1,154 apartment homes for a total capitalized cost of $297,000,000.
The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations. See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Disposition Activities. During the three months ended June 30, 2005, we sold one community, Avalon Lake, located in the Fairfield-New Haven, Connecticut area. This community, which contained 135 apartment homes, was sold for a sales price of $37,700,000 which resulted in net proceeds of $36,961,000. A gain calculated in accordance with generally accepted accounting principles (“GAAP”) of $22,647,000 was recorded in conjunction with the sale of this community.
In addition, we sold two land parcels, one located in Seattle, Washington and one in the Oakland-East Bay, California area, for an aggregate sales price of $23,000,000. The sale of these land parcels resulted in net proceeds of $22,760,000 and a gain calculated in accordance with GAAP of $4,617,000.
Critical Accounting Policies
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

We generally capitalize only non-recurring expenditures. We capitalize improvements and upgrades only if the item: (i) exceeds $15,000; (ii) extends the useful life of the asset; and (iii) is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include: (i) carpet and appliance replacements; (ii) floor coverings; (iii) interior painting; and (iv) other redecorating costs. Because we expense recurring make-ready costs, such as carpet replacements, our expense levels and volatility are greatest in the third quarter of each year as this is when we experience our greatest amount of turnover. We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense replacements of personal property. For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $239 per apartment home in the six months ended June 30, 2005 and $160 per apartment home in the six months ended June 30, 2004. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities decreased to $644 in the six months ended June 30, 2005 as compared to $667 in the six months ended June 30, 2004, primarily due to cost containment. Historically, we have experienced a gradual increase in capitalized costs and expensed maintenance costs per apartment home as the average age of our communities has increased, and expensed maintenance costs have fluctuated with turnover. We expect these trends to continue, with capitalized costs increasing during the second half of 2005 as compared to prior year levels, as we embark on a number of community upgrades and improvements. We expect total capitalized costs per apartment home in 2005 to be in the range of $525 to $575 per apartment home.
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
REIT Status
We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Results of Operations
Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to market conditions, net operating income derived from acquisitions and development completions, the loss of net operating income related to disposed communities and capital market, disposition and financing activity. A comparison of our operating results for the three and six months ended June 30, 2005 and 2004 follows (dollars in thousands):

	For the three months ended				For the six months ended
	6-30-05	6-30-04	$ Change	% Change	6-30-05	6-30-04	$ Change	% Change
Revenue:
Rental and other income	$170,514	$157,257	$13,257	8.4%	$337,520	$309,318	$28,202	9.1%
Management, development and other fees	1,363	157	1,206	768.2%	1,796	305	1,491	488.9%

Total revenue	171,877	157,414	14,463	9.2%	339,316	309,623	29,693	9.6%

Expenses:
Direct property operating expenses, excluding property taxes	38,754	37,626	1,128	3.0%	76,867	74,487	2,380	3.2%
Property taxes	16,772	14,762	2,010	13.6%	33,461	29,991	3,470	11.6%

Total community operating expenses	55,526	52,388	3,138	6.0%	110,328	104,478	5,850	5.6%

Corporate—level property management and other indirect operating expenses	7,594	7,121	473	6.6%	14,722	13,694	1,028	7.5%
Investments and investment management	1,171	1,711	(540)	(31.6%)	2,164	2,551	(387)	(15.2%)
Interest expense	32,379	32,416	(37)	(0.1%)	64,533	64,610	(77)	(0.1%)
Depreciation expense	40,202	38,949	1,253	3.2%	81,168	77,295	3,873	5.0%
General and administrative expense	6,262	4,486	1,776	39.6%	13,421	9,200	4,221	45.9%

Total other expenses	87,608	84,683	2,925	3.5%	176,008	167,350	8,658	5.2%

Equity in income of unconsolidated entities	178	276	(98)	(35.5%)	6,761	463	6,298	1,360.3%
Interest income	270	36	234	650.0%	301	56	245	437.5%
Venture partner interest in profit-sharing	—	(352)	352	(100.0%)	—	(677)	677	(100.0%)
Minority interest in consolidated partnerships	(337)	(408)	71	(17.4%)	(851)	(250)	(601)	240.4%

Income from continuing operations before cumulative effect of change in accounting principle	28,854	19,895	8,959	45.0%	59,191	37,387	21,804	58.3%

Discontinued operations:
Income from discontinued operations	793	2,764	(1,971)	(71.3%)	2,452	6,002	(3,550)	(59.1%)
Gain on sale of real estate assets	27,264	12,375	14,889	120.3%	64,878	12,375	52,503	424.3%

Total discontinued operations	28,057	15,139	12,918	85.3%	67,330	18,377	48,953	266.4%

Income before cumulative effect of change in accounting principle	56,911	35,034	21,877	62.4%	126,521	55,764	70,757	126.9%
Cumulative effect of change in accounting principle	—	—	—	—	—	4,547	(4,547)	(100.0%)

Net income	56,911	35,034	21,877	62.4%	126,521	60,311	66,210	109.8%
Dividends attributable to preferred stock	(2,175)	(2,175)	—	—	(4,350)	(4,350)	—	—

Net income available to common stockholders	$54,736	$32,859	$21,877	66.6%	$122,171	$55,961	$66,210	118.3%

Net income available to common stockholders increased $21,877,000, or 66.6%, to $54,736,000 for the three months ended June 30, 2005 and increased $66,210,000, or 118.3%, to $122,171,000 for the six months ended June 30, 2005. These increases are primarily attributable to gains on sales of assets in 2005, including the gain related to the sale of a technology investment, as well as increased net operating income from newly developed and acquired communities.
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
NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for the three and six months ended June 30, 2005 and 2004, along with a reconciliation to net income for each period, is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6-30-05	6-30-04	6-30-05	6-30-04
Net income	$56,911	$35,034	$126,521	$60,311
Corporate-level property management and other indirect operating expenses	7,594	7,121	14,722	13,694
Corporate-level other income	(1,441)	(206)	(2,054)	(747)
Investments and investment management	1,171	1,711	2,164	2,551
Interest income	(270)	(36)	(301)	(56)
Interest expense	32,379	32,416	64,533	64,610
General and administrative expense	6,262	4,486	13,421	9,200
Equity in income of unconsolidated entities	(178)	(276)	(6,761)	(463)
Minority interest in consolidated partnerships	337	408	851	250
Venture partner interest in profit-sharing	—	352	—	677
Depreciation expense	40,202	38,949	81,168	77,295
Cumulative effect of change in accounting principle	—	—	—	(4,547)
Gain on sale of real estate assets	(27,264)	(12,375)	(64,878)	(12,375)
Income from discontinued operations	(793)	(2,764)	(2,452)	(6,002)

Net operating income	$114,910	$104,820	$226,934	$204,398

The NOI increases of $10,090,000 and $22,536,000 for the three and six months ended June 30, 2005, respectively, as compared to the prior year periods, consist of changes in the following categories (dollars in thousands):

	For the three months ended	For the six months ended
	6-30-05	6-30-05
Established Communities	$1,948	$4,689

Other Stabilized Communities	1,625	4,325

Development and Redevelopment Communities	6,517	13,522

Total	$10,090	$22,536

The NOI increases in Established Communities were largely due to improved apartment market fundamentals. We maintained occupancy of approximately 95% in all regions during the six months ended June 30, 2005 and we saw the first year-over-year increase in rental rates in three years. We reached a transition point in drivers of rental rate growth, shifting from occupancy gains to increases in rental rates as the primary driver. We expect to continue to seek increases in rental rates to achieve revenue growth from our Established Communities for the remainder of 2005. We expect that the growth patterns will be higher during the second half of the year. In addition, we will continue to aggressively manage operating expenses, however we expect expenses to increase during the remainder of the year as compared to the expenditure level experienced during the six months ended June 30, 2005, due primarily to seasonality and timing, as discussed further below.

Rental and other income increased in the three and six months ended June 30, 2005 due to rental income generated from newly developed and acquired communities, as well as increased rental rates and occupancy for our Established Communities.
Overall Portfolio — The weighted average number of occupied apartment homes increased to 36,766 apartment homes for the six months ended June 30, 2005 as compared to 34,040 apartment homes for the six months ended June 30, 2004. This change is primarily the result of increased homes available from newly developed and acquired communities and an increase in the overall occupancy rate. The weighted average monthly revenue per occupied apartment home increased to $1,521 in the six months ended June 30, 2005 from $1,512 in the same period of 2004.
Established Communities — Rental revenue increased $3,092,000, or 2.7%, in the three months ended June 30, 2005 as compared to the same period of 2004. Rental revenue increased $5,670,000, or 2.5%, in the six months ended June 30, 2005 as compared to the same period of 2004. These increases are due to both increased rental rates and increased economic occupancy as compared to the same periods of 2004. For the six months ended June 30, 2005, the weighted average monthly revenue per occupied apartment home increased 1.6% to $1,486 compared to $1,463 for the same period in 2004, partially due to increased market rents. The average economic occupancy increased from 94.7% during the six months ended June 30, 2004 to 95.6% in the six months ended June 30, 2005. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
Although the magnitude of increases varied between regions, we experienced increases in Established Communities’ rental revenue in all six of our regions in the six months ended June 30, 2005 as compared to the same period of 2004. The largest increases in rental revenue on an absolute basis were in Southern California and the Northeast, with increases of 5.2% and 3.1%, respectively, between years.
The Northeast region accounted for approximately 35.1% of Established Community rental revenue during the six months ended June 30, 2005. The Northeast region appears to be stabilizing, as reflected in year-over-year rental revenue growth during the six months ended June 30, 2005. Economic occupancy increased 2.1% during the six months ended June 30, 2005, while average rental rates increased 1.0% to $1,872 from $1,854 in the same period of 2004. Although we expect pressure on rental rates to continue in the Northeast region, we expect continued year-over-year revenue growth in the Northeast during the remainder of 2005.
Northern California, which accounted for approximately 31.9% of Established Community rental revenue during the six months ended June 30, 2005, experienced an increase in rental revenue of 1.5% in the six months ended June 30, 2005 as compared to the same period of 2004. Economic occupancy in Northern California remained fairly stable, increasing 0.2% to 95.7% for the six months ended June 30, 2005, and average rental rates increased by 1.3% to $1,437 from $1,418 for the six months ended June 30, 2005. Although apartment fundamentals have been weak in certain areas of Northern California, particularly in San Jose, California, we expect continued year-over-year revenue growth in Northern California for the remainder of 2005.
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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	For the three months ended		For the six months ended
	6-30-05	6-30-04	6-30-05	6-30-04
Rental revenue (GAAP basis)	$118,352	$115,260	$234,930	$229,260
Concessions amortized	4,445	4,825	9,106	9,451
Concessions granted	(4,254)	(5,042)	(7,488)	(8,938)

Rental revenue adjusted to state concessions on a cash basis	$118,543	$115,043	$236,548	$229,773

Year-over-year % change — GAAP revenue	2.7%	n/a	2.5%	n/a

Year-over-year % change — cash concession based revenue	3.0%	n/a	2.9%	n/a
Management, development and other fees increased in the three and six months ended June 30, 2005 as compared to the same periods of 2004 due to increased property management fees and the asset management fee earned from the management of the Fund, which was formed in March 2005.
Direct property operating expenses, excluding property taxes for all communities increased in the three and six months ended June 30, 2005 as compared to the same periods of 2004, primarily due to the addition of recently developed and acquired apartment homes, partially offset by cost containment over controllable expenses and the timing of certain expenditures in 2005.
For Established Communities, direct property operating expenses, excluding property taxes, decreased by $72,000 and $580,000 in the three and six months ended June 30, 2005, respectively, as compared to the same periods of 2004 due primarily to cost containment over controllable expenses and the timing of certain expenditures. We expect to experience increases in expenses during the remainder of 2005 as compared to the first half of the year, due to higher operating expenses typically experienced with seasonal turnover and the timing of controllable expenses not incurred in the first half of 2005, resulting in expense growth for the full year 2005 over 2004 consistent with growth levels in prior years.
Property taxes increased in the three and six months ended June 30, 2005 as compared to the same periods of 2004 due to overall higher assessments and the addition of newly developed and redeveloped apartment homes, as well as the size and timing of successful tax appeals in both years.
For Established Communities, property taxes increased by $1,218,000 and $1,560,000 in the three and six months ended June 30, 2005 as compared to the same periods of 2004, due to overall higher assessments throughout all regions, as well as the size and timing of successful tax appeals in both years. We expect property taxes to continue to increase in 2005 as compared to 2004 as local jurisdictions are expected to continue to seek additional revenue sources to offset budget deficits. However, property taxes may fluctuate due to the timing and size of successful tax appeals. We manage property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Corporate-level property management and other indirect operating expenses increased in the three and six months ended June 30, 2005 as compared to the same periods of 2004 due to increased compensation costs.

Investments and investment management reflects the costs incurred related to investment acquisitions, investment management and abandoned pursuit costs, which include the abandonment or impairment of development pursuits, acquisition pursuits and technology investments. Investments and investment management decreased in the three and six months ended June 30, 2005 as compared to the same periods of 2004 due primarily to decreases in abandoned pursuit costs, partially offset by increased costs incurred in forming and managing the Fund. Abandoned pursuit costs were $146,000 and $366,000 in the three and six months ended June 30, 2005 and $936,000 and $1,177,000 in the three and six months ended June 30, 2004, respectively. Abandoned pursuit costs can be volatile, and the activity experienced in any given period may not be experienced in future years. We expect investments and investment management costs to increase during the remainder of 2005 as compared to the same periods of 2004 due to the costs associated with operating and managing the Fund, however, the level of abandoned pursuit costs incurred may impact this trend.
Depreciation expense increased in the three and six months ended June 30, 2005 as compared to the same periods of 2004 primarily due to the completion of development and redevelopment activities.
General and administrative expense (“G&A”) increased in the three and six months ended June 30, 2005 as compared to the same periods of 2004 as a result of higher compensation expenses and the accrual of costs related to various litigation matters in the amount of $1,500,000. In addition, G&A expense for the six months ended June 30, 2005 includes separation costs of approximately $2,100,000 recognized due to the departure of a senior executive. We expect G&A to continue to increase in 2005 as compared to 2004 due to increased corporate governance and compensation costs, but at a reduced pace as compared to the six months ended June 30, 2005.
Equity in income of unconsolidated entities increased for the six months ended June 30, 2005 primarily due to the gain recognized in the amount of $6,252,000 from the sale of our investment in Rent.com which was acquired in February 2005 by eBay.
Venture partner interest in profit-sharing during the three and six months ended June 30, 2004 represented the income allocated to our venture partner in a profit-sharing arrangement as discussed in Note 1, “Organization and Significant Accounting Policies,” of our Condensed Consolidated Financial Statements. Effective December 2004, we no longer account for our interest in this venture as a profit-sharing arrangement, and therefore during the three and six months ended June 30, 2005, no income or loss from venture partner interest in profit-sharing was recognized.
Minority interest in consolidated partnerships decreased in the six months ended June 30, 2005 as compared to the same period of 2004 due to the consolidation of an entity under FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as revised in December 2003. Effective January 1, 2004, we consolidated an entity from which we held a participating mortgage note due to the implementation of FIN 46. (See Note 1, “Organization and Significant Accounting Policies,” of the Condensed Consolidated Financial Statements). We did not hold an equity interest in this entity, and therefore 100% of the entity’s net income or loss was recognized as minority interest in consolidated partnerships during the three and six months ended June 30, 2004. In October 2004, we received payment in full of the outstanding mortgage note due from this entity. Upon repayment of the mortgage note, our economic interest in this entity ended, and therefore this entity was no longer considered a variable interest entity under FIN 46 and we discontinued consolidation. During the three months ended June 30, 2005, the decrease related to the discontinued consolidation of this entity was offset by a decreased outside interest in certain consolidated partnerships by third parties.
Income from discontinued operations represents the net income generated by communities sold during the period from January 1, 2004 through June 30, 2005. The decrease in the three and six months ended June 30, 2005 as compared to the same periods of 2004 is due to the timing of the sale of three communities in 2005 and five communities in 2004.

Gain on sale of communities increased in the three and six months ended June 30, 2005 as compared to the same periods of 2004 as a result of larger gains on the three communities sold during 2005 as compared to the two communities sold in the six months ended June 30, 2004. The amount of gain realized depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area. We expect to continue to sell communities based on overall portfolio allocation needs as well as to respond to opportunities in the market to maximize risk adjusted returns.
Cumulative effect of change in accounting principle in the six months ended June 30, 2004 is a result of the implementation of FIN 46, discussed above, and represents the difference between the net assets consolidated under FIN 46 and the previously recorded net assets.
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
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended		For the six months ended
	6-30-05	6-30-04	6-30-05	6-30-04
Net income	$56,911	$35,034	$126,521	$60,311
Dividends attributable to preferred stock	(2,175)	(2,175)	(4,350)	(4,350)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	39,933	39,054	80,884	77,551
Minority interest expense, including discontinued operations	303	912	780	1,239
Cumulative effect of change in accounting principle	—	—	—	(4,547)
Gain on sale of operating communities	(22,647)	(12,375)	(60,261)	(12,375)

Funds from operations attributable to common stockholders	$72,325	$60,450	$143,574	$117,829

Weighted average common shares outstanding — diluted	74,589,236	73,037,484	74,417,505	72,791,470
EPS per common share — diluted	$0.74	$0.46	$1.65	$0.79

FFO per common share — diluted	$0.97	$0.83	$1.93	$1.62

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

	For the three months ended		For the six months ended
	6-30-05	6-30-04	6-30-05	6-30-04
Net cash provided by operating activities	$76,942	$85,192	$144,769	$135,909

Net cash used in investing activities	$(64,025)	$(107,417)	$(36,700)	$(162,424)

Net cash provided by (used in) financing activities	$(13,511)	$24,380	$(106,718)	$21,851

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
Cash and cash equivalents totaled $2,877,000 at June 30, 2005, an increase of $1,351,000 from $1,526,000 on December 31, 2004. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities — Net cash provided by operating activities increased to $144,769,000 in the six months ended June 30, 2005 from $135,909,000 in the six months ended June 30, 2004, primarily due to additional NOI from recently acquired and developed communities, partially offset by the loss of NOI from the eight communities sold since January 1, 2004, as discussed earlier in this report.
Investing Activities — Net cash used in investing activities of $36,700,000 in the six months ended June 30, 2005 related to investments in assets through development, redevelopment and acquisition of apartment communities, including the acquisition of a partner interest in a real estate joint venture, partially offset by proceeds from asset dispositions, including the proceeds from the sale of a technology investment. During the six months ended June 30, 2005, we invested $253,786,000 in the purchase and development of real estate and capital expenditures:
•	We began the development of four new communities. These communities, if developed as expected, will contain a total of 792 apartment homes, and the total capitalized cost, including land acquisition costs, is projected to be approximately $247,200,000. We completed the development of three communities containing 867 apartment homes for a total capitalized cost, including land acquisition cost, of $130,200,000.

•	We completed the redevelopment of one community containing 109 apartment homes for a total capitalized cost of $21,200,000, of which $17,300,000 was incurred prior to redevelopment.

•	We acquired the 75% equity interest of a third-party partner in a joint venture owning one community for a net purchase price of $57,415,000.

•	We contributed $6,278,000 for a 15.2% equity interest in the Fund, which upon contribution owned four apartment communities containing a total of 879 apartment homes with an aggregate gross real estate value of $112,852,000. We also received net proceeds of $87,948,000 as reimbursement for acquiring and warehousing these communities.

•	We acquired nine parcels of land in connection with Development Rights, for an aggregate purchase price of $61,198,000.

•	We had capital expenditures relating to current communities’ real estate assets of $7,960,000 and non-real estate capital expenditures of $946,000.
Financing Activities — Net cash used in financing activities totaled $106,718,000 for the six months ended June 30, 2005, consisting primarily of dividends paid, certain unsecured note repayments and mortgage note repayments, partially offset by an increase in borrowings under our unsecured credit facility, the issuance of common stock for option exercises and the issuance of unsecured notes. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” of our Condensed Consolidated Financial Statements, for additional information.
Variable Rate Unsecured Credit Facility
We have a $500,000,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks. Under the terms of the credit facility, if we elect to increase the facility by up to an additional $150,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.55% per annum (4.07% on July 29, 2005). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of our long-term unsecured debt. In addition, a competitive bid option is available for borrowings of up to $250,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had $125,000,000 outstanding under this competitive bid option at July 29, 2005 priced at LIBOR plus 0.29%, or 3.59%. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The credit facility matures in May 2008, assuming our exercise of a one-year renewal option. At July 29, 2005, $165,300,000 was outstanding, $28,765,000 was used to provide letters of credit and $305,935,000 was available for borrowing under the unsecured credit facility.
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
The following debt activity occurred during the six months ended June 30, 2005:
•	We repaid $150,000,000 in previously issued unsecured notes in January 2005, along with any unpaid interest, pursuant to their scheduled maturity. No prepayment penalty was incurred;

•	We issued $100,000,000 in unsecured notes in March 2005 under our existing shelf registration statement at an annual effective interest rate of 4.999%. Interest on these notes is payable semi-annually on March 15 and September 15, and they mature in March 2013;

•	In connection with the admission of outside investors into the Fund, we deconsolidated the assets and liabilities of four communities owned by the Fund, including $24,869,000 in fixed rate mortgage debt secured by two of the communities;

•	We made a payment in the amount of $36,142,000 to the third-party lender of a joint venture entity that was unconsolidated at December 31, 2004 but was consolidated in March 2005 upon acquisition of the 75% equity interest of the third-party partner; and

•	We assumed $4,566,000 in fixed rate debt in connection with the acquisition of a parcel of improved land.

The table below details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at June 30, 2005 (dollars in thousands).
	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-04	6-30-05		2005	2006	2007	2008	2009	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$17,145	$16,870		$284	$596	$634	$676	$719	$13,961
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	16,920	16,700		235	485	518	555	595	14,312
Avalon at Lexington	6.55%	Feb-2025	13,151	12,980		176	368	391	415	441	11,189
Avalon at Nob Hill	5.80%	Jun-2025	18,847	18,673	(2)	178	378	405	435	466	16,811
Avalon Campbell	6.48%	Jun-2025	34,395	34,011	(2)	397	838	898	963	1,033	29,882
Avalon Pacifica	6.48%	Jun-2025	15,602	15,428	(2)	180	380	408	437	469	13,554
Avalon Knoll	6.95%	Jun-2026	12,502	12,373		134	282	302	324	347	10,984
Avalon Landing	6.85%	Jun-2026	6,177	6,112		67	142	152	162	173	5,416
Avalon Fields	7.55%	May-2027	10,912	10,810		104	222	239	256	275	9,714
Avalon West	7.73%	Dec-2036	8,327	8,290		39	80	85	91	98	7,897
Avalon Oaks	7.45%	Jul-2041	17,426	17,371		57	120	128	138	147	16,781
Avalon Oaks West	7.48%	Apr-2043	17,239	17,189		52	110	117	125	134	16,651

			198,423	196,587		1,903	4,001	4,277	4,577	4,897	176,932

Variable rate (3)
The Promenade	4.18%	Oct-2010	32,663	32,387		286	605	652	701	755	29,388
Waterford	3.02%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	3.02%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Foxchase I	3.02%	Nov-2017	16,800	16,800	(4)	—	—	—	—	—	16,800
Avalon at Foxchase II	3.02%	Nov-2017	9,600	9,600	(4)	—	—	—	—	—	9,600
Avalon at Mission Viejo	3.35%	Jun-2025	6,928	6,865	(4)	64	138	148	159	170	6,186
Avalon at Fairway Hills I	3.28%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			128,891	128,552		350	743	800	860	925	124,874

Conventional loans (5)
Fixed rate
$100 million unsecured notes	6.75%	Jan-2005	100,000	—		—	—	—	—	—	—
$50 million unsecured notes	6.50%	Jan-2005	50,000	—		—	—	—	—	—	—
$150 million unsecured notes	6.93%	Jul-2006	150,000	150,000		—	150,000	—	—	—	—
$150 million unsecured notes	5.18%	Aug-2007	150,000	150,000		—	—	150,000	—	—	—
$110 million unsecured notes	7.13%	Dec-2007	110,000	110,000		—	—	110,000	—	—	—
$50 million unsecured notes	6.63%	Jan-2008	50,000	50,000		—	—	—	50,000	—	—
$150 million unsecured notes	8.37%	Jul-2008	150,000	150,000		—	—	—	150,000	—	—
$150 million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	—	—	—	150,000	—
$200 million unsecured notes	7.67%	Dec-2010	200,000	200,000		—	—	—	—	—	200,000
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$150 million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$100 million unsecured notes	5.11%	Mar-2013	—	100,000		—	—	—	—	—	100,000
Wheaton Development Right	6.99%	Oct-2008	4,660	4,625		35	76	82	4,432	—	—
4600 Eisenhower Avenue	8.08%	Apr-2009	—	4,551		54	102	110	119	4,166
Twinbrook Development Right	7.25%	Oct-2011	8,545	8,464		75	168	182	194	211	7,634
Avalon Redondo Beach (6)	4.84%	Oct-2011	16,765	—		—	—	—	—	—	—
Briarcliffe Lakeside (6)	6.90%	Feb-2028	8,104	—		—	—	—	—	—	—
Avalon at Tysons West	5.55%	Jul-2028	6,819	6,750		69	146	155	162	173	6,045
Avalon Orchards	7.65%	Jul-2033	20,353	20,236		121	254	272	292	313	18,984

			1,925,246	1,854,626		354	150,746	260,801	205,199	154,863	1,082,663

Variable rate (3)
Avalon Del Rey	3.73%	Sep-2007	6,278	22,874		—	—	22,874	—	—	—
Avalon Ledges	4.59%	May-2009	19,674	19,580	(4)	489	616	651	688	17,136	—
Avalon at Flanders Hill	4.59%	May-2009	22,429	22,270	(4)	506	703	742	784	19,535	—
Avalon at Newton Highlands	4.53%	May-2009	39,902	39,610	(4)	912	1,265	1,329	1,397	34,707	—

			88,283	104,334		1,907	2,584	25,596	2,869	71,378	—

Total indebtedness — excluding unsecured credit facility			$2,340,843	$2,284,099		$4,514	$158,074	$291,474	$213,505	$232,063	$1,384,469

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but interest rate is effectively fixed at June 30, 2005 and December 31, 2004 at the rate indicated through a swap agreement.

(3)	Variable rates are given as of June 30, 2005.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Balances outstanding do not include $850 and $552 of debt discount as of June 30, 2005 and December 31, 2004, respectively, reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(6)	This community was deconsolidated in March 2005 upon the admission of outside investors into the Fund.

Future Financing and Capital Needs — Portfolio and Other Activity
As of June 30, 2005, we had eleven new communities under construction, for which a total estimated cost of $151,402,000 remained to be invested. In addition, we had four communities under reconstruction, for which a total estimated cost of $7,301,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
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
We have invested in the Fund, a private, discretionary investment vehicle, which will acquire and operate apartment communities in our markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the exclusive vehicle through which we will acquire apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund, if any. The Fund will not restrict our development activities, and will terminate after a term of eight years, subject to two one-year extensions. The Fund has nine institutional investors, including us, with combined capital commitments of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that will qualify as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT, representing a 15.2% combined general partner and limited partner equity interest. We expect the Fund to have the ability to employ leverage through debt financings up to 65% on a portfolio basis, which would enable the Fund to invest up to $940,000,000.
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
In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, including strong institutional demand for product in our markets and demand from condominium converters, we sold three communities with net proceeds in the aggregate of $114,942,000 in the six months ended June 30, 2005, and anticipate selling additional communities later this year. However, we cannot assure you that assets can continue to be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses, NOI and FFO. As of July 29, 2005, we have seven communities classified as held for sale under GAAP. We are actively pursuing the disposition of these communities and expect to close on six of these dispositions in 2005. However, we cannot assure you that these communities will be sold as planned.
Off Balance Sheet Arrangements
We own interests in unconsolidated real estate entities, with ownership interests up to 50%. Three of these unconsolidated real estate entities, Avalon Terrace, LLC, CVP I, LLC and the Fund, have debt outstanding as of June 30, 2005 as follows:
•	Avalon Terrace, LLC has $22,500,000 of variable rate debt which matures in November 2005 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. We have not guaranteed the debt on Avalon Terrace, LLC, nor do we have any obligation to fund this debt should the unconsolidated real estate entity be unable to do so.

•	CVP I, LLC has a construction loan in the amount of $117,000,000 which matures in February 2009, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. In connection with the general contractor services that we provide to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Our obligations under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied. We currently expect this to occur in 2006.

•	The Fund has four mortgage loans in the amounts of $16,765,000, $16,575,000, $31,500,000 and $8,037,000, which mature in October 2011, April 2012, July 2012 and February 2028 (but can be prepaid after February 2008 without penalty), respectively. These mortgage loans are secured by the underlying real estate. In addition, the Fund has a permanent credit facility with $29,300,000 outstanding as of June 30, 2005, which matures in January 2008. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.
In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee as follows. If, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner. We have not recorded a liability related to this guarantee as of June 30, 2005, as the fair value of the real estate assets owned by the Fund is considered adequate to cover such payment under a liquidation scenario. There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt. For more information regarding the operations of our unconsolidated entities see Note 6, “Investments in Unconsolidated Entities,” of our Condensed Consolidated Financial Statements.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the six months ended June 30, 2005.

Development Communities
As of June 30, 2005, we had eleven Development Communities under construction. We expect these Development Communities, when completed, to add a total of 2,593 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $665,000,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:
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

		Total
	Number of	capitalized
	apartment	cost (1)	Construction	Initial	Estimated	Estimated
	homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1. Avalon Chrystie Place I (4) New York, NY	361	$150.0	Q4 2003	Q2 2005	Q4 2005	Q2 2006
2. Avalon Pines I Coram, NY	298	48.7	Q4 2003	Q4 2004	Q3 2005	Q1 2006
3. Avalon Danbury Danbury, CT	234	35.6	Q1 2004	Q1 2005	Q4 2005	Q2 2006
4. Avalon Del Rey (5) Los Angeles, CA	309	70.0	Q2 2004	Q3 2005	Q1 2006	Q3 2006
5. Avalon at Juanita Village (6) Kirkland, WA	211	45.5	Q2 2004	Q2 2005	Q4 2005	Q2 2006
6. Avalon Camarillo Camarillo, CA	249	42.7	Q2 2004	Q4 2005	Q1 2006	Q3 2006
7. Avalon at Bedford Center Bedford, MA	139	25.3	Q4 2004	Q4 2005	Q2 2006	Q4 2006
8. Avalon Wilshire Los Angeles, CA	123	42.0	Q1 2005	Q4 2006	Q1 2007	Q3 2007
9. Avalon at Mission Bay North II (7) San Francisco, CA	313	118.0	Q1 2005	Q4 2006	Q2 2007	Q4 2007
10. Avalon Pines II Coram, NY	152	26.6	Q2 2005	Q2 2006	Q3 2006	Q1 2007
11. Avalon Chestnut Hill Chestnut Hill, MA	204	60.6	Q2 2005	Q4 2006	Q1 2007	Q3 2007

Total	2,593	$665.0

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed under a joint venture structure with third-party financing, in which the community is owned by a limited liability company managed by one of our wholly-owned subsidiaries. We currently hold a 20% equity interest in this joint venture. The total capitalized cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a community facility. Our portion of the total capitalized cost of this joint venture is projected to be $30,000,000 including community-based tax-exempt debt.

(5)	This community is currently owned by one of our wholly-owned subsidiaries, is financed, in part, by a construction loan, and is subject to a joint venture agreement that allows for a 70% joint venture partner to be admitted upon construction completion.

(6)	This community is being developed by one of our wholly-owned, taxable REIT subsidiaries, and is subject to a venture agreement that provides for the transfer of 100% of the ownership interests to the joint venture upon construction completion. We will not retain an equity interest (only a residual profits interest) in this joint venture.

(7)	This community is being developed under a joint venture structure. We hold a 25% equity interest in this joint venture and we anticipate that approximately 80% of the total capitalized cost will be financed through a construction loan. Our portion of the total capitalized cost of this joint venture is projected to be $29,500,000 including community-based debt.

Redevelopment Communities
As of June 30, 2005, we had four communities under redevelopment. We expect the total capitalized cost to complete these communities, including the cost of acquisition, capital expenditures subsequent to acquisition and redevelopment, to be approximately $237,200,000, of which approximately $40,000,000 is the additional capital invested or expected to be invested during redevelopment and $197,200,000 was incurred prior to redevelopment. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.
The following presents a summary of these Redevelopment Communities:

		Total cost
	Number of	($ millions)			Estimated	Estimated
	apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
	homes	cost	cost (1)	start	completion	operations (2)
1. Avalon at Prudential Center Boston, MA	781	$133.9	$160.0	Q4 2000	Q2 2006	Q4 2006
2. Avalon at Fairway Hills III Columbia, MD	336	23.3	29.4	Q4 2004	Q2 2006	Q4 2006
3. Avalon Lakeside (3) Wheaton, IL	204	14.5	18.4	Q4 2004	Q1 2006	Q3 2006
4. Hobbits Grove (3) Columbia, MD	170	25.5	29.4	Q2 2005	Q2 2006	Q4 2006

Total	1,491	$197.2	$237.2

(1)	Total capitalized cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	This community was acquired in 2004 by the Fund, which we wholly-owned until the admission of outside investors during the six months ended June 30, 2005, reducing our ownership in this community and the Fund to 15.2%.

Development Rights
As of June 30, 2005, we are evaluating the future development of 46 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We prefer to hold Development Rights through options to acquire land, although for twenty of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 12,216 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At June 30, 2005, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $38,777,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $211,119,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2005.

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
Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:
•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or

•	if we undertake construction of any particular community, that we will complete construction at the total capitalized cost assumed in the financial projections in the following table.

The table below presents a summary of the 46 Development Rights we are currently pursuing:

				Total
			Estimated	capitalized
			number	cost
Location			of homes	($ millions) (1)
1. Rockville, MD Phase II	(2)		196	$30
2. Lyndhurst, NJ	(2)		328	81
3. Long Island City, NY Phase II			602	176
4. New York, NY Phase II	(2)		205	98
5. Shrewsbury, MA			251	40
6. Dublin, CA Phase I	(2)		305	76
7. Danvers, MA			428	80
8. Glen Cove, NY	(2)		111	37
9. New Rochelle, NY Phase II			588	165
10. Encino, CA	(2)		131	51
11. Woburn, MA			446	84
12. Wilton, CT	(2)		100	24
13. Bellevue, WA			368	81
14. Shelton, CT Phase II			171	34
15. Canoga Park, CA			209	47
16. New York, NY Phase III	(2)		96	56
17. Kirkland, WA Phase II	(2)		173	48
18. Union City, CA Phase I	(2	)(3)	230	58
19. Union City, CA Phase II	(2	)(3)	209	54
20. Hingham, MA			236	44
21. Irvine, CA			290	63
22. Lexington, MA			387	76
23. Norwalk, CT			312	63
24. Cohasset, MA			200	38
25. White Plains, NY			407	138
26. Andover, MA	(2)		115	21
27. Quincy, MA	(2)		146	24
28. Plymouth, MA Phase II			69	13
29. Tinton Falls, NJ			298	51
30. West Haven, CT			170	23
31. Greenburgh, NY Phase II			444	112
32. Sharon, MA			156	26
33. Oyster Bay, NY			273	69
34. Dublin, CA Phase II			200	52
35. Dublin, CA Phase III			205	53
36. Milford, CT	(2)		284	45
37. Wheaton, MD	(2	)(3)	320	56
38. Alexandria, VA	(2	)(3)	282	56
39. Stratford, CT	(2)		146	23
40. Plainview, NY			220	47
41. Yaphank, NY	(2)		298	57
42. Camarillo, CA			376	55
43. Gaithersburg, MD			254	41
44. Shelton, CT			302	49
45. Tysons Corner, VA	(2	)(3)	439	101
46. Rockville, MD	(2	)(3)	240	46

Total			12,216	$2,762

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

(3)	Represents improved land, four of which are encumbered with debt. The improved land consists of occupied office buildings and industrial space. NOI from incidental operations from the current improvements will be recorded as a reduction in cost basis as described in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

Risks of Development and Redevelopment
We intend to continue to pursue the development and redevelopment of apartment home communities. Our development and redevelopment activities may be exposed to the following:
•	we may abandon opportunities we have already begun to explore based on further review of, or changes in, financial, demographic, environmental or other factors;

•	we may encounter liquidity constraints, including the unavailability of financing on favorable terms for the development or redevelopment of a community;

•	we may be unable to obtain, or we may experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations;

•	we may incur construction or reconstruction costs for a community that exceed our original estimates due to increased materials, labor or other expenses, which could make completion of development or redevelopment of the community uneconomical;

•	occupancy rates and rents at a newly completed development or redevelopment community may fluctuate depending on a number of factors, including competition and market and general economic conditions, and may not be sufficient to make the community profitable;

•	we may be unable to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs; and

•	we may be unable to identify or obtain land for development at attractive prices which could reduce our future earnings potential.
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
Our annual general liability policy and workman’s compensation coverage was renewed on August 1, 2005 and the insurance coverage provided for in these renewal policies did not materially change from the preceding year. Including the costs we estimate that we may incur as a result of deductibles, we expect the cost related to these insurance categories for the policy period from August 1, 2005 to July 31, 2006 to decrease 5% to 7% as compared to the prior period.
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
Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multi-family and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of its presence regardless of whether we or the resident believe a health risk is present. However, we cannot assure that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. We cannot assure that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.
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
Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:
•	we may fail to secure development opportunities due to an inability to reach agreements with third parties to obtain land at attractive prices or to obtain desired zoning and other local approvals;

•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital, resulting in losses;

•	construction costs of a community may exceed our original estimates;

•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•	financing may not be available on favorable terms or at all, and our cash flow from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•	our cash flow may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•	we may be unsuccessful in our management of the Fund and the Fund REIT; and

•	we may be unsuccessful in managing changes in our portfolio composition.
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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls over financial reporting.

During the second quarter of 2005, the Company implemented a new version of its financial accounting and general ledger system, which provided certain enhancements, efficiencies and increased security features to the financial reporting process and surrounding internal controls. As with any new technology application the Company implements, the design of the internal controls have been evaluated by management for effectiveness.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

As reported most recently in our Form 10-Q for the quarter ended March 31, 2005, we are currently involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company. A non-jury trial ended in April 2004 and on May 20, 2004, the court issued a ruling, finding that (i) York Hunter breached the Construction Management Agreement between it and the Company in failing to complete the project and abandoning the construction site and is therefore liable to the Company for consequential damages, and (ii) National Union, having failed to exercise its various rights to perform and complete, is liable to the Company for consequential damages. The court issued a ruling dated October 6, 2004, awarding the Company approximately $1.25 million plus interest. The Company is filing an appeal to seek an increase in the damage award.

Also as reported in our Form 10-Q for the quarter ended March 31, 2005, on June 6, 2003, a purported California class action lawsuit, Julie E. Ko v. AvalonBay Communities, Inc. and Does 1 through 100, was filed against the Company in California’s Los Angeles County Superior Court. The suit purports to be brought on behalf of all of the Company’s former California residents who, during the four-year period prior to the filing of the suit, paid a security deposit to the Company for the rental of residential property in California and had a portion of the deposit withheld by the Company in excess of the damages actually sustained by the Company. The plaintiff seeks compensatory and statutory damages in unspecified amounts as well as injunctive relief, restitution, and an award of attorneys’ fees, expenses and costs of suit. The complaint seeking class certification was amended in March 2004 and the Company responded to the amended complaint on May 3, 2004. Due to the uncertainty of many critical factual and legal issues, including the viability of the case as a class action, it is difficult to determine or predict the outcome. However, management is currently engaged in mediation and settlement negotiations with the plaintiff.

We are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate will have a material adverse effect on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2005, AvalonBay issued 10,029 shares of common stock in exchange for 10,029 units of limited partnership held by certain limited partners of Bay Countrybrook, L.P. and Avalon Upper Falls Limited Partnership. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. AvalonBay is relying on the exemption based on factual representations received from the limited partners who received these shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2005 Annual Meeting of Stockholders on May 11, 2005. The stockholders voted to elect Bryce Blair, Bruce A. Choate, John J. Healy, Jr., Gilbert M. Meyer, Charles D. Peebler, Jr., Lance R. Primis, Allan D. Schuster and Amy P. Williams to serve as directors of the Company until the 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

65,097,033 votes were cast for and 421,903 votes were withheld from the election of Mr. Blair.

64,980,871 votes were cast for and 538,065 votes were withheld from the election of Mr. Choate.

65,392,144 votes were cast for and 126,792 votes were withheld from the election of Mr. Healy.

65,099,573 votes were cast for and 419,363 votes were withheld from the election of Mr. Meyer.

65,066,502 votes were cast for and 452,434 votes were withheld from the election of Mr. Peebler.

65,389,327 votes were cast for and 129,609 votes were withheld from the election of Mr. Primis.

65,395,582 votes were cast for and 123,354 votes were withheld from the election of Mr. Schuster.

65,391,583 votes were cast for and 127,353 votes were withheld from the election of Ms. Williams.

Stockholders were also asked to vote on ratifying the selection of Ernst & Young LLP as the Company’s independent auditors for 2005. 64,021,456 votes were cast in favor of ratifying the selection of Ernst & Young LLP, 1,480,299 votes were cast against, and 17,180 abstained.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description
3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed on March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed on March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

Exhibit No.		Description
4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004).

10.1	—	Separation Agreement between the Company and Samuel B. Fuller, dated as of April 6, 2005. (Incorporated by reference to Form 10-Q of the Company filed My 6, 2005).

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AVALONBAY COMMUNITIES, INC.

Date: August 8, 2005	/s/ Bryce Blair

Bryce Blair
Chief Executive Officer

Date: August 8, 2005	/s/ Thomas J. Sargeant

Thomas J. Sargeant
Chief Financial Officer