Form 10-Q
period 2005-09-30
AVALONBAY COMMUNITIES INC
filed 2005-11-09
CIK 915912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑                     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
73,525,392 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2005

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	1

Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and nine months ended September 30, 2005 and 2004	2

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2004	3-4

Notes to Condensed Consolidated Financial Statements (unaudited)	5-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-48

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	49

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. Submission of Matters to a Vote of Security Holders	50

Item 5. Other Information	50

Item 6. Exhibits	50-51

Signatures	52

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9-30-05	12-31-04
	(unaudited)
ASSETS
Real estate:
Land	$850,870	$851,584
Buildings and improvements	4,241,287	4,079,712
Furniture, fixtures and equipment	132,523	127,751

	5,224,680	5,059,047
Less accumulated depreciation	(902,116)	(773,565)

Net operating real estate	4,322,564	4,285,482
Construction in progress, including land	243,867	173,290
Land held for development	188,135	166,751
Operating real estate assets held for sale, net	137,714	252,302

Total real estate, net	4,892,280	4,877,825

Cash and cash equivalents	2,268	1,440
Cash in escrow	56,106	13,075
Resident security deposits	26,942	23,478
Investments in unconsolidated real estate entities	41,064	41,379
Deferred financing costs, net	19,000	21,859
Deferred development costs	32,771	37,007
Prepaid expenses and other assets	62,670	52,218

Total assets	$5,133,101	$5,068,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,809,166	$1,859,448
Variable rate unsecured credit facility	112,800	102,000
Mortgage notes payable	477,395	480,843
Dividends payable	54,379	52,982
Payables for construction	18,308	23,005
Accrued expenses and other liabilities	83,350	68,856
Accrued interest payable	28,146	37,254
Resident security deposits	35,981	33,117
Liabilities related to real estate assets held for sale	3,236	3,960

Total liabilities	2,622,761	2,661,465

Minority interest of unitholders in consolidated partnerships	19,464	21,525

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both September 30, 2005 and December 31, 2004; 4,000,000 shares issued and outstanding at both September 30, 2005 and December 31, 2004	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both September 30, 2005 and December 31, 2004; 73,526,905 and 72,582,076 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	735	726
Additional paid-in capital	2,436,878	2,389,511
Deferred compensation	(15,289)	(8,659)
Dividends less than accumulated earnings	73,549	10,769
Accumulated other comprehensive loss	(5,037)	(7,096)

Total stockholders’ equity	2,490,876	2,385,291

Total liabilities and stockholders’ equity	$5,133,101	$5,068,281

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9-30-05	9-30-04	9-30-05	9-30-04
Revenue:
Rental and other income	$168,613	$155,756	$492,528	$452,187
Management, development and other fees	1,379	157	3,175	463

Total revenue	169,992	155,913	495,703	452,650

Expenses:
Operating expenses, excluding property taxes	50,696	46,840	141,541	134,737
Property taxes	16,525	14,882	48,618	43,532
Interest expense, net	31,787	33,132	96,010	97,670
Depreciation expense	39,196	39,699	118,136	113,652
General and administrative expense	5,857	3,898	19,278	13,098

Total expenses	144,061	138,451	423,583	402,689

Equity in income of unconsolidated entities	208	301	6,969	764
Venture partner interest in profit-sharing	—	(252)	—	(930)
Minority interest in consolidated partnerships	(315)	(547)	(1,166)	(796)

Income from continuing operations before cumulative effect of change in accounting principle	25,824	16,964	77,923	48,999

Discontinued operations:
Income from discontinued operations	4,813	5,640	14,358	16,993
Gain on sale of real estate assets	68,491	22,762	133,368	35,137

Total discontinued operations	73,304	28,402	147,726	52,130

Income before cumulative effect of change in accounting principle	99,128	45,366	225,649	101,129
Cumulative effect of change in accounting principle	—	—	—	4,547

Net income	99,128	45,366	225,649	105,676
Dividends attributable to preferred stock	(2,175)	(2,175)	(6,525)	(6,525)

Net income available to common stockholders	$96,953	$43,191	$219,124	$99,151

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	1,113	(476)	2,059	459

Comprehensive income	$98,066	$42,715	$221,183	$99,610

Dividends declared per common share	$0.71	$0.70	$2.13	$2.10

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.32	$0.20	$0.98	$0.66
Discontinued operations	1.00	0.40	2.03	0.73

Net income available to common stockholders	$1.32	$0.60	$3.01	$1.39

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.32	$0.20	$0.97	$0.66
Discontinued operations	0.98	0.40	1.98	0.73

Net income available to common stockholders	$1.30	$0.60	$2.95	$1.39

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	9-30-05	9-30-04
Cash flows from operating activities:
Net income	$225,649	$105,676
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	118,136	113,652
Depreciation expense from discontinued operations	2,371	8,669
Amortization of deferred financing costs and debt premium/discount	2,998	3,158
Amortization of deferred compensation	6,309	3,665
Income allocated to minority interest in consolidated partnerships including discontinued operations	1,166	833
Income allocated to venture partner interest in profit-sharing	—	930
Gain on sale of real estate assets	(133,368)	(35,137)
Gain on sale of technology investment	(6,252)	—
Cumulative effect of change in accounting principle	—	(4,547)
Increase in cash in operating escrows	(2,255)	(2,251)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	(10,551)	1,763
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	8,194	(787)

Net cash provided by operating activities	212,397	195,624

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(248,969)	(257,731)
Acquisition of real estate assets, including partner equity interest	(57,415)	(53,846)
Capital expenditures — existing real estate assets	(13,122)	(10,761)
Capital expenditures — non-real estate assets	(1,035)	(589)
Proceeds from sale of communities and technology investment, including reimbursement for Fund communities, net of selling costs	358,168	88,913
Decrease in payables for construction	(4,697)	(191)
Decrease (increase) in cash in construction escrows	(40,776)	860
Decrease (increase) in investments in unconsolidated real estate entities	(12,562)	781

Net cash used in investing activities	(20,408)	(232,564)

Cash flows from financing activities:
Issuance of common stock	31,212	37,774
Dividends paid	(161,035)	(156,463)
Net borrowings under unsecured credit facility	10,800	148,900
Issuance of mortgage notes payable and draws on construction loans	21,643	59,565
Repayments of mortgage notes payable	(41,430)	(38,455)
Issuance (repayment) of unsecured notes	(50,000)	25,000
Payment of deferred financing costs	(1,308)	(9,150)
Redemption of units for cash by minority partners	(50)	(163)
Distributions to DownREIT partnership unitholders	(902)	(1,100)
Distributions to joint venture and profit-sharing partners	(91)	(2,556)

Net cash provided by (used in) financing activities	(191,161)	63,352

Net increase in cash and cash equivalents	828	26,412

Cash and cash equivalents, beginning of period	1,440	7,165

Cash and cash equivalents, end of period	$2,268	$33,577

Cash paid during period for interest, net of amount capitalized	$98,975	$101,284

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the nine months ended September 30, 2005:
•	As described in Note 4, “Stockholders’ Equity,” 165,790 shares of common stock were issued in connection with stock grants, 1,020 shares were issued through the Company’s dividend reinvestment plan, 45,989 shares were withheld to satisfy employees’ tax withholding and other liabilities and 7,311 shares were forfeited, for a net value of $9,026. In addition, the Company granted 711,685 options for common stock, net of forfeitures, at a value of $4,573.

•	49,263 units of limited partnership, valued at $2,202, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company deconsolidated mortgage notes payable in the aggregate amount of $24,869 upon admittance of outside investors into a previously consolidated discretionary investment fund. See Note 6, “Investments in Unconsolidated Entities.”

•	The Company assumed fixed rate debt of $4,566 in connection with the acquisition of an improved land parcel.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $2,059 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	Common and preferred dividends declared but not paid totaled $54,379.
During the nine months ended September 30, 2004:
•	147,517 shares of common stock were issued in connection with stock grants, 48,255 shares were issued in connection with non-cash stock option exercises, 1,064 shares were issued through the Company’s dividend reinvestment plan, 58,884 shares were withheld to satisfy employees’ tax withholding and other liabilities and 2,518 shares were forfeited, for a net value of $6,116. In addition, the Company granted 546,509 options for common stock, net of forfeitures, at a value of $2,047.

•	68,660 units of limited partnership, valued at $2,720, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company sold one community with a mortgage note payable of $18,755 that was assumed by the buyer as part of the total sales price.

•	The Company assumed fixed rate debt of $8,155 in connection with the acquisition of a community and $13,322 in connection with the acquisition of two improved land parcels.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $459 to adjust the Company’s Hedged Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $52,663.

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
At September 30, 2005, the Company owned or held a direct or indirect ownership interest in 138 operating apartment communities containing 40,467 apartment homes in ten states and the District of Columbia, of which four communities containing 1,491 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 14 communities under construction that are expected to contain an aggregate of 3,672 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 46 communities that, if developed in the manner expected, will contain an estimated 11,981 apartment homes.
During the three months ended September 30, 2005:
•	The Company sold three communities, Avalon Crossing, located in the Washington, DC metro area, Avalon Fremont II, located in the Oakland, California area and Avalon Wildwood, located in the Seattle, Washington area. These three communities, which contained a total of 505 apartment homes, were sold for an aggregate sales price of approximately $128,500. The sale of these communities resulted in a gain as reported in accordance with generally accepted accounting principles (“GAAP”) of $68,491.

•	The Company completed the development of Avalon Pines I, located in the Long Island, New York area. Avalon Pines I is a mixed garden-style and townhome community containing 298 apartment homes and was completed for a total capitalized cost of $48,100.

•	The Company commenced construction of four communities. Avalon at Decoverly II is located in the Washington, DC metro area, Avalon Lyndhurst is located in Northern New Jersey, Avalon Shrewsbury is located in the greater Boston, Massachusetts area and Avalon Riverview North is located in New York, New York. These four communities are expected to contain an aggregate of 1,377 apartment homes when completed, for an aggregate total capitalized cost of $321,000.
The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s quarterly reports on Form 10-Q for subsequent quarters. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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
The Company accounts for investments in unconsolidated entities that were created prior to and have not been modified since June 29, 2005, and are not variable interest entities, in accordance with SOP 78-9 and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company uses the equity method to account for these investments when it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. Investments in which the Company owns 20% or less of the equity value and does not have significant and disproportionate influence are accounted for using the cost method. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment.
In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership. EITF Issue No. 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. That presumption may be overcome if the limited partners have either (i) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve the limited partnership or otherwise remove the general partner without cause or (ii) substantive participating rights. The Company adopted EITF Issue No. 04-5 on June 29, 2005 for all new limited partnerships formed or existing limited partnerships that were modified after June 29, 2005 and will adopt EITF Issue No. 04-5 on January 1, 2006 for other existing limited partnerships. The adoption of EITF Issue No. 04-5 on June 29, 2005 did not have any effect on the Company’s financial position or results of operations. Although the Company is still assessing the impact of the adoption on January 1, 2006, the Company does not expect the final adoption of EITF Issue No. 04-5 to have a material effect on its financial position or results of operations.
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
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits and technology investments, in the amounts of $146 and $211 for the three months ended September 30, 2005 and 2004, respectively, and $511 and $1,388 for the nine months ended September 30, 2005 and 2004, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
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
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $15,050 at September 30, 2005 and $12,966 at December 31, 2004.
Cash, Cash Equivalents and Cash in Escrow
Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of September 30, 2005 and December 31, 2004, the Company had approximately $233,000 and $236,000, respectively, in variable rate debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities.”
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

	For the three months ended		For the nine months ended
	9-30-05	9-30-04	9-30-05	9-30-04
Basic and diluted shares outstanding

Weighted average common shares — basic	73,194,714	71,784,059	72,824,732	71,372,239
Weighted average DownREIT units outstanding	468,307	570,076	481,306	586,532
Effect of dilutive securities	1,341,746	1,229,589	1,321,744	1,115,337

Weighted average common shares — diluted	75,004,767	73,583,724	74,627,782	73,074,108

Calculation of Earnings per Share — basic

Net income available to common stockholders	$96,953	$43,191	$219,124	$99,151

Weighted average common shares — basic	73,194,714	71,784,059	72,824,732	71,372,239

Earnings per common share — basic	$1.32	$0.60	$3.01	$1.39

Calculation of Earnings per Share — diluted

Net income available to common stockholders	$96,953	$43,191	$219,124	$99,151
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	291	882	1,072	2,121

Adjusted net income available to common stockholders	$97,244	$44,073	$220,196	$101,272

Weighted average common shares — diluted	75,004,767	73,583,724	74,627,782	73,074,108

Earnings per common share — diluted	$1.30	$0.60	$2.95	$1.39

Certain employee options to purchase shares of common stock of 0 and 1,500 were outstanding during the three and nine months ended September 30, 2005, respectively, and 6,000 were outstanding during both the three and nine months ended September 30, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.
Stock-Based Compensation
Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the three and nine months ended September 30, 2005 and 2004, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The Company will adopt the provisions of SFAS 123(R), “Share Based Payment,” on January 1, 2006. The Company is currently assessing the expected impact of the adoption of SFAS 123(R) on its financial position and results of operations.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period based on the fair market value as determined on the date of grant:

	For the three months ended		For the nine months ended
	9-30-05	9-30-04	9-30-05	9-30-04
Net income available to common stockholders, as reported	$96,953	$43,191	$219,124	$99,151
Add: Actual compensation expense recorded under fair value based method, net of related tax effects	554	223	1,591	612
Deduct: Total compensation expense determined under fair value based method, net of related tax effects	(558)	(433)	(1,699)	(1,369)

Pro forma net income available to common stockholders	$96,949	$42,981	$219,016	$98,394

Earnings per share:

Basic — as reported	$1.32	$0.60	$3.01	$1.39

Basic — pro forma	$1.32	$0.60	$3.01	$1.38

Diluted — as reported	$1.30	$0.60	$2.95	$1.39

Diluted — pro forma	$1.30	$0.60	$2.95	$1.38

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
The Company is currently involved in construction litigation with a general contractor and a surety bond provider related to a community that has since completed development. A non-jury trial ended in April 2004, and in May 2004, the court issued a ruling, finding that these parties were liable to the Company for consequential damages due to breach of contract and other failures to perform. The court issued a ruling in October 2004, awarding the Company approximately $1,250 plus interest. In September 2005, the Company filed an appeal to seek an increase in the damage award and the Company expects that the general contractor and surety will file an appeal seeking a reduction. There is no guarantee that a higher, or any, damage award, will be received by the Company after all appeals are filed and a final ruling is provided.
The Company is currently involved in a lawsuit regarding the handling of security deposits in California. The lawsuit in essence alleges that the amounts withheld by the Company from security deposits at the end of tenancies exceeded the Company’s actual damages. The plaintiff in the lawsuit was seeking class action certification, but that has not been obtained. The Company has agreed with the plaintiff on the terms of a settlement with the purported class and expects the settlement terms to be submitted for court approval before the end of 2005.
During the nine months ended September 30, 2005, the Company accrued $1,500 related to these and other various litigation matters.
On September 23, 2005, the Equal Rights Center, an advocacy group of the disabled, filed a lawsuit against the Company alleging that communities constructed by the Company violate the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit seeks monetary damages as well as injunctive relief, such as modifications to existing assets. Due to the preliminary nature of the litigation, the Company cannot predict or determine the outcome of this lawsuit, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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
Venture Partner Interest in Profit-Sharing
Prior to its expiration in December 2004, the Company had a repurchase option on its third-party partner’s 75% equity interest in a joint venture owning the Avalon on the Sound community. Due to the repurchase option, the Company accounted for its investment in this joint venture as a profit-sharing arrangement as required by SFAS No. 66, “Accounting for Sales of Real Estate.” As a result, the revenues and expenses, and assets and liabilities of Avalon on the Sound were included in the Company’s Condensed Consolidated Financial Statements for periods prior to December 31, 2004. The income allocated to the controlling partner is shown as venture partner interest in profit-sharing on the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2004.
Discontinued Operations
The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any communities which have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s Condensed Consolidated Financial Statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest expense and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for discontinued operations will not have any impact on the Company’s financial condition or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in the accompanying Condensed Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded.
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

2. Interest Capitalized
Capitalized interest associated with communities under development or redevelopment totaled $6,519 and $5,257 for the three months ended September 30, 2005 and 2004, respectively, and $18,217 and $15,335 for the nine months ended September 30, 2005 and 2004, respectively.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of September 30, 2005 and December 31, 2004 are summarized as follows:

	9-30-05	12-31-04
Fixed rate unsecured notes (1)	$1,809,166	$1,859,448
Fixed rate mortgage notes payable — conventional and tax-exempt	240,164	263,669
Variable rate mortgage notes payable — conventional and tax-exempt	209,310	210,896

Total notes payable and unsecured notes	2,258,640	2,334,013
Variable rate secured short-term debt	27,921	6,278
Variable rate unsecured credit facility	112,800	102,000

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,399,361	$2,442,291

(1)	Balances at September 30, 2005 and December 31, 2004 include $834 and $552 of debt discount, respectively, from issuance of unsecured notes.
The following debt activity occurred during the nine months ended September 30, 2005:
•	The Company repaid $150,000 in previously issued unsecured notes in January 2005, along with any unpaid interest, pursuant to their scheduled maturity. No prepayment penalty was incurred;

•	The Company issued $100,000 in unsecured notes in March 2005 under its existing shelf registration statement at an annual effective interest rate of 4.999%. Interest on these notes is payable semi-annually on March 15 and September 15, and they mature in March 2013;

•	In connection with the admittance of outside investors into the Fund (as defined in Note 6, “Investments in Unconsolidated Entities”), the Company deconsolidated the assets and liabilities of four communities owned by the Fund including $24,869 in fixed rate mortgage debt secured by two of the communities;

•	The Company made a payment in the amount of $36,142 to the third-party lender of a joint venture entity that was unconsolidated at December 31, 2004 but was consolidated in March 2005 upon acquisition of the 75% equity interest of the third-party partner; and

•	The Company assumed $4,566 in fixed rate debt in connection with the acquisition of a parcel of improved land.
In the aggregate, secured notes payable mature at various dates from September 2007 through April 2043 and are secured by certain apartment communities (with a net carrying value of $687,302 as of September 30, 2005). As of September 30, 2005, the Company has guaranteed approximately $135,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.8% at September 30, 2005 and 6.7% at December 31, 2004. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed on the following page), including the effect of certain financing related fees, was 4.9% at September 30, 2005 and 3.9% at December 31, 2004.

     Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at September 30, 2005 are as follows:

				Stated
				interest
	Secured	Secured	Unsecured	rate of
	notes	notes	notes	unsecured
Year	payments	maturities	maturities	notes
2005	$2,763	$—	$—	—
2006	8,074	—	150,000	6.800%
2007	8,600	27,921	110,000	6.875%
			150,000	5.000%
2008	9,149	4,356	50,000	6.625%
			150,000	8.250%
2009	8,279	73,784	150,000	7.500%
2010	6,563	28,989	200,000	7.500%
2011	6,554	7,204	300,000	6.625%
			50,000	6.625%
2012	6,207	12,096	250,000	6.125%
2013	6,339	—	100,000	4.950%
2014	6,784	—	150,000	5.375%
Thereafter	149,627	104,106	—	—

	$218,939	$258,456	$1,810,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.
The Company has a $500,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks. The Company had $112,800 outstanding under the facility and $29,406 in letters of credit on September 30, 2005 and $102,000 outstanding under the facility and $26,580 in letters of credit on December 31, 2004. Under the terms of the credit facility, if the Company elects to increase the facility by up to an additional $150,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then the Company will be able to increase the facility up to $650,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.55% per annum (4.41% on September 30, 2005). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of the Company’s long-term unsecured debt. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $250,000. The competitive bid option may result in lower pricing if market conditions allow. The Company has $20,000 outstanding under this competitive bid option as of September 30, 2005 priced at LIBOR plus 0.29%, or 3.95%. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The credit facility matures in May 2008, assuming exercise of a one-year renewal option by the Company.

4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the nine months ended September 30, 2005:
					Dividends	Accumulated
			Additional		less than	other
	Preferred	Common	paid-in	Deferred	accumulated	comprehensive	Stockholders'
	stock	stock	capital	compensation	earnings	loss	equity
Balance at December 31, 2004	$40	$726	$2,389,511	$(8,659)	$10,769	$(7,096)	$2,385,291

Net income	—	—	—	—	225,649	—	225,649
Unrealized gain on cash flow hedges	—	—	—	—	—	2,059	2,059
Dividends declared to common and preferred stockholders	—	—	—	—	(162,506)	—	(162,506)
Issuance of common stock, net of withholdings	—	9	42,794	(8,366)	(363)	—	34,074
Issuance of stock options	—	—	4,573	(4,573)	—	—	—
Amortization of deferred compensation	—	—	—	6,309	—	—	6,309

Balance at September 30, 2005	$40	$735	$2,436,878	$(15,289)	$73,549	$(5,037)	$2,490,876

During the nine months ended September 30, 2005, the Company (i) issued 782,068 shares of common stock in connection with stock options exercised, (ii) issued 49,263 shares of common stock to acquire an equal number of DownREIT limited partnership units, (iii) issued 1,020 shares through the Company’s dividend reinvestment plan, (iv) issued 165,790 common shares in connection with stock grants to employees of which 80% are restricted, (v) had forfeitures of 7,311 shares of restricted stock grants to employees and (vi) withheld 45,989 shares to satisfy employees’ tax withholding and other liabilities.
Dividends per common share for the nine months ended September 30, 2005 and 2004 were $2.13 and $2.10 per share, respectively. In both the nine months ended September 30, 2005 and 2004, average dividends for preferred shares were $1.63 per share.
5. Derivative Instruments and Hedging Activities
The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of September 30, 2005, the Hedged Derivatives fix approximately $68,000 of the Company’s tax-exempt debt at a weighted average interest rate of 6.3% through interest rate swaps. In addition, as of September 30, 2005, the Company has Hedged Derivatives on approximately $165,000 of its variable rate debt, which floats at a weighted average coupon interest rate of 4.2% and has been capped at a weighted average interest rate of 8.0% through interest rate caps. These Hedged Derivatives have maturity dates ranging from 2007 to 2010. The Hedged Derivatives are accounted for in accordance with SFAS No. 133. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.
The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording all changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flow. To adjust the Hedged Derivatives to their fair value, the Company recorded unrealized gains to other comprehensive income of $2,059 and $459 during the nine months ended September 30, 2005 and 2004, respectively. The estimated amount, included in accumulated other comprehensive income as of September 30, 2005, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flow during this period is not material.

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
6. Investments in Unconsolidated Entities
Investments in Unconsolidated Real Estate Entities
As of September 30, 2005, all of the Company’s investments in unconsolidated real estate entities were created prior to and had not been modified since June 29, 2005, and were not considered variable interest entities under FIN 46, and therefore are accounted for in accordance with SOP 78-9 and APB Opinion No. 18. The Company applies the equity method of accounting to these investments in an entity if it owns greater than 20% of the equity value or has significant and disproportionate influence over that entity. At September 30, 2005, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:
•	a general partnership interest in a partnership that owns the Avalon Run community, in which after the partnership makes certain distributions to the third-party partner, the Company will generally be entitled to receive 40% of all operating cash flow distributions and 49% of all residual cash flow following a sale;

•	a limited liability company membership interest in a limited liability company that owns the Avalon Grove community, in which after the limited liability company makes certain distributions to the third-party partner, the Company will generally be entitled to receive 50% of all distributions;

•	a 25% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in a limited liability company that owns the Avalon Bedford community;

•	a 20% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in the limited liability company that is developing and will own the Avalon Chrystie Place I community;

•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that is developing and will own the Avalon at Mission Bay North II community; and

•	a 15.2% combined general partner and indirect limited partner equity interest in AvalonBay Value Added Fund, L.P. (the “Fund”), which owns the Avalon at Redondo Beach, Avalon Lakeside, Avalon Columbia, Ravenswood at the Park and Avalon at Poplar Creek communities.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	(Unaudited)
	9-30-05	12-31-04
Assets:
Real estate, net	$423,192	$221,236
Other assets	40,669	86,821

Total assets	$463,861	$308,057

Liabilities and partners’ equity:
Mortgage notes payable and credit facility	$244,135	$139,500
Other liabilities	36,271	32,579
Partners’ equity	183,455	135,978

Total liabilities and partners’ equity	$463,861	$308,057

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)
	9-30-05	9-30-04	9-30-05	9-30-04
Rental income	$10,030	$5,362	$23,845	$15,812
Operating and other expenses	(5,780)	(2,086)	(13,974)	(6,189)
Interest expense, net	(1,870)	(447)	(3,812)	(1,340)
Depreciation expense	(2,596)	(1,006)	(5,513)	(3,008)

Net income (loss)	$(216)	$1,823	$546	$5,275

In July 2005, the Fund acquired Avalon at Poplar Creek, a 196 apartment home community located in the Chicago, Illinois area for a purchase price of $24,950. The Company’s pro rata share of the purchase price for this acquisition is $3,780.
The Company has also entered into two agreements whereby upon completion of construction of two communities currently under construction, the communities will each be owned through a joint venture arrangement. The Company will retain a 30% equity interest in one of the joint ventures, but will not retain an equity interest (only a residual profits interest) in the second joint venture.
7. Discontinued Operations – Real Estate Assets Sold or Held for Sale
During the nine months ended September 30, 2005, the Company sold six communities, located in the following areas: San Diego, California; San Jose, California; Fairfield – New Haven, Connecticut; Washington, DC metro; Oakland, California; and Seattle, Washington. These six communities, which contained a total of 1,036 apartment homes, were sold for an aggregate sales price of $245,450, resulting in a gain calculated in accordance with GAAP of $128,751.
In addition, as of September 30, 2005, the Company had four communities that qualified as held for sale under the provisions of SFAS No. 144. As required under SFAS No. 144, the operations for any communities sold from January 1, 2004 through September 30, 2005 and communities held for sale as of September 30, 2005 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.

The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the nine months ended
	9-30-05	9-30-04	9-30-05	9-30-04
Rental income	$7,022	$12,348	$24,242	$38,809
Operating and other expenses	(2,204)	(3,878)	(7,502)	(12,659)
Interest expense, net	(3)	(66)	(11)	(451)
Minority interest expense	—	(12)	—	(37)
Depreciation expense	(2)	(2,752)	(2,371)	(8,669)

Income from discontinued operations	$4,813	$5,640	$14,358	$16,993

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $1,187 and $1,200, and other liabilities of $3,236 and $3,960 as of September 30, 2005 and December 31, 2004, respectively, relating to real estate assets sold or held for sale. The estimated proceeds less anticipated costs to sell the real estate assets held for sale as of September 30, 2005 are greater than the carrying value as of September 30, 2005, and therefore no provision for possible loss was recorded.
During the nine months ended September 30, 2005, the Company also sold two parcels of land, one located in Seattle, Washington and one located in the Oakland-East Bay, California area, for an aggregate sales price of $23,000. The Company recorded an impairment loss in the amount of $3,000 in 2002 related to one of these land parcels to reflect the land at fair value based on its entitlement status at the time it was determined planned for disposition. The sale of these two land parcels resulted in an aggregate GAAP gain of $4,617.
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
A reconciliation of NOI to net income for the three and nine months ended September 30, 2005 and 2004 is as follows:

	For the three months ended		For the nine months ended
	9-30-05	9-30-04	9-30-05	9-30-04

Net income	$99,128	$45,366	$225,649	$105,676
Corporate-level property management and other indirect operating expenses	8,442	6,975	23,164	20,669
Corporate-level other income	(1,378)	(434)	(3,432)	(1,178)
Investments and investment management	1,211	932	3,374	3,484
Interest expense, net	31,787	33,132	96,010	97,670
General and administrative expense	5,857	3,898	19,278	13,098
Equity in income of unconsolidated entities	(208)	(301)	(6,969)	(764)
Minority interest in consolidated partnerships	315	547	1,166	796
Venture partner interest in profit-sharing	—	252	—	930
Depreciation expense	39,196	39,699	118,136	113,652
Cumulative effect of change in accounting principle	—	—	—	(4,547)
Gain on sale of real estate assets	(68,491)	(22,762)	(133,368)	(35,137)
Income from discontinued operations	(4,813)	(5,640)	(14,358)	(16,993)

Net operating income	$111,046	$101,664	$328,650	$297,356

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three and nine months ending September 30, 2005 and 2004 has been adjusted for the communities that were designated as held for sale as of September 30, 2005 or sold from January 1, 2004 through September 30, 2005 as described in Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale.”

	For the three months ended				For the nine months ended
	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)	revenue	NOI	from prior year	real estate (1)
For the periods ended September 30, 2005

Established
Northeast	$42,497	$28,239	5.2%	$1,057,995	$125,070	$83,349	3.4%	$1,057,995
Mid-Atlantic	17,478	12,187	4.9%	386,987	50,962	35,890	2.7%	386,987
Midwest	2,817	1,540	(2.5%)	91,530	8,333	5,014	6.7%	91,530
Pacific Northwest	7,626	4,810	6.9%	314,905	22,325	14,418	7.3%	314,905
Northern California	38,227	25,564	3.0%	1,523,066	113,101	77,209	2.4%	1,523,066
Southern California	12,319	8,943	9.0%	330,868	36,241	26,261	6.6%	330,868

Total Established	120,964	81,283	4.8%	3,705,351	356,032	242,141	3.6%	3,705,351

Other Stabilized	17,665	11,443	n/a	601,392	51,356	32,920	n/a	601,392
Development / Redevelopment	29,985	18,320	n/a	1,139,769	84,883	53,589	n/a	1,139,769
Land Held for Future Development	n/a	n/a	n/a	188,135	n/a	n/a	n/a	188,135
Non-allocated (2)	1,378	n/a	n/a	22,035	3,432	n/a	n/a	22,035

Total	$169,992	$111,046	10.6%	$5,656,682	$495,703	$328,650	10.8%	$5,656,682

For the periods ended September 30, 2004

Established
Northeast	$34,002	$21,979	1.4%	$816,417	$100,893	$66,469	(1.5%)	$816,417
Mid-Atlantic	12,925	9,076	2.6%	273,373	38,574	27,128	3.3%	273,373
Midwest	2,735	1,579	13.9%	90,862	8,077	4,699	8.5%	90,862
Pacific Northwest	7,283	4,500	4.1%	314,386	21,567	13,442	1.1%	314,386
Northern California	32,887	22,498	(4.1%)	1,341,214	98,622	68,419	(7.8%)	1,341,214
Southern California	14,126	9,804	2.3%	400,956	41,847	29,454	1.4%	400,956

Total Established	103,958	69,436	0.2%	3,237,208	309,580	209,611	(2.3%)	3,237,208

Other Stabilized	26,759	17,031	n/a	982,622	77,059	49,236	n/a	982,622
Development / Redevelopment	25,031	15,197	n/a	1,014,959	65,400	38,509	n/a	1,014,959
Land Held for Future Development	n/a	n/a	n/a	117,960	n/a	n/a	n/a	117,960
Non-allocated (2)	165	n/a	n/a	21,008	611	n/a	n/a	21,008

Total	$155,913	$101,664	11.2%	$5,373,757	$452,650	$297,356	7.7%	$5,373,757

(1)	Does not include gross real estate assets for discontinued operations of $161,772 and $340,504 as of September 30, 2005 and September 30, 2004, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

9. Related Party Arrangements
Unconsolidated Entities
The Company manages several unconsolidated real estate entities for which it receives property management, asset management, development and redevelopment fee revenue. From these entities the Company received fees of $1,379 and $3,175 in the three and nine months ended September 30, 2005, respectively, and $144 and $426 in the three and nine months ended September 30, 2004, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
In addition, in connection with the general contractor services that the Company provides to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, the Company has funded certain construction costs on behalf of CVP I, LLC and expects to be reimbursed through draws from escrowed bond proceeds. As of September 30, 2005 and December 31, 2004, the Company has recorded a receivable from CVP I, LLC in the amounts of $3,078 and $19,983, respectively. The Company provides similar services to Mission Bay Venture Partners, LLC, the entity that owns and is developing Avalon at Mission Bay North II. The Company has funded $15,978 in construction costs on behalf of Mission Bay Venture Partners, LLC as of September 30, 2005 and has recorded a corresponding receivable from Mission Bay Venture Partners, LLC. The Company expects to be reimbursed through draws on a construction loan. The Company is generally reimbursed for the funding of construction costs by both CVP I, LLC and Mission Bay Venture Partners, LLC within 30 to 60 days. These receivables are included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.
Director Compensation
The Company’s 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. In accordance with the Company’s 1994 Plan, as then in effect, on the fifth business day following the Company’s May 2003 Annual Meeting of Stockholders, each of the Company’s non-employee directors automatically received options to purchase 7,000 shares of common stock at the last reported sale price of the common stock on the NYSE on such date, and a restricted stock grant (or, in lieu thereof, a deferred stock award) of 2,500 shares of common stock. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which, in lieu of the stock and option awards described above, each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the NYSE on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5. The Company recorded non-employee director compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $226 and $678 in the three and nine months ended September 30, 2005, respectively, and $251 and $719 in the three and nine months ended September 30, 2004, respectively. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $1,098 and $748 on September 30, 2005 and December 31, 2004, respectively.
10. Subsequent Events
In October 2005, the Company decided to relocate one of its regional offices and as a result sold an office building in the Fairfield-New Haven, Connecticut area. This office building was sold for a purchase price of $7,650, resulting in a gain as reported in accordance with GAAP of approximately $2,819. The Company is relocating the regional office to leased space in the same general market area.
As of October 31, 2005, one of the four communities previously classified as held for sale was reclassified as held for operating purposes under SFAS No. 144. The three held for sale communities have a net real estate carrying value of $124,797 as of September 30, 2005. The Company is actively pursuing the disposition of these communities and expects to close on these dispositions within the next twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We focus on the investment in and ownership and operation of apartment communities in high barrier-to-entry markets of the United States. As of October 31, 2005, we owned 138 current operating communities, which are the primary contributors to our overall operating performance. The net operating income of these communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels, and our ability to control operating costs. Our overall financial performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired apartment communities. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in high barrier-to-entry markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy and when pricing is attractive.
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
We believe that, over an entire real estate cycle, lower housing affordability and the limited new supply of apartment homes in our markets will result in a higher propensity to rent and larger increases in cash flow relative to other markets. However, throughout the real estate cycle, apartment market fundamentals, and therefore operating cash flows, are affected by overall economic conditions. A number of our markets experienced economic contraction due to job losses in 2002 and 2003, particularly in the technology, telecom and financial services sectors. This resulted in a prolonged period of weak apartment market fundamentals as reflected in declining rental rates and demand. However, 2004 was a year of transition, where the economy showed signs of an early phase recovery, as evidenced by modest job growth and declining unemployment claims. The improvement in the economic environment has resulted in stabilizing apartment market fundamentals, and 2005 is proving to be a year of renewed growth.

This is supported by the following operating results achieved within our Established Community portfolio during the three months ending September 30, 2005:
•	we achieved both sequential and year-over-year revenue growth, the largest year-over-year increase in four years and the largest sequential increase in over four years;

•	we continued our trend of increases in rental rates as the primary driver of rental revenue growth, shifting from occupancy gains;

•	we achieved the highest year-over-year increase in average rental rates in four years; and

•	economic occupancy remained at or above 95% in each of our markets.
For the remainder of 2005, we expect there will be continued job growth in our markets and a reduction in the levels of new supply of rental apartments due to condominium conversion. Accordingly, apartment market fundamentals (the demand/supply balance) will continue to improve such that apartment rental demand will outpace new supply. The improvement may not be experienced evenly throughout our markets, as seen during the first nine months of 2005, but we nevertheless expect continued overall revenue growth for our Established Community portfolio in 2005.
In anticipation of continued improvement in apartment fundamentals and stronger apartment demand, we have been increasing our development volume. We continue to secure new Development Rights, as discussed below, including the acquisition of land for future development, and we currently have $946,400,000 under construction (measured by total projected capitalized cost of the communities, including the portions owned by joint venture partners, at completion).
We continue to look for acquisition opportunities through our investment in and management of a discretionary investment fund (the “Fund”), which during its investment period, will be our exclusive vehicle for acquiring apartment communities, subject to certain exceptions. The acquisition environment is currently very competitive, particularly as a result of the condominium market. We will continue to be selective and focus on only those acquisition opportunities where we believe we can create value, generally through redevelopment or repositioning opportunities.
The competitive acquisition environment and the strength of the condominium market results in an attractive selling environment. There continues to be strong demand for high-quality apartment communities, particularly from condominium converters. We continue to be an opportunistic seller, disposing of six apartment communities since January 1, 2005. While we anticipate continuing disposition activity through the remainder of 2005, our final disposition volume for 2005 will depend on a variety of factors. While the active condominium market has created demand for multifamily apartment communities, it has also created a challenging environment for us in other ways such as:
•	increased competition for land and subcontractors;

•	increased competition for experienced multifamily development and construction professionals, particularly in our markets;

•	increased competition for our customers, resulting in increased move-outs due to home ownership; and

•	increased risk of potential liability as a result of dispositions to condominium converters.

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
In addition, we own our corporate office building in Alexandria, Virginia with approximately 60,000 square feet of office space. All other regional and administrative offices are leased under operating leases.

As of September 30, 2005, our communities were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	30	7,657
Mid-Atlantic	13	4,247
Midwest	3	887
Pacific Northwest	10	2,500
Northern California	31	9,069
Southern California	10	3,207

Total Established	97	27,567

Other Stabilized Communities:
Northeast	22	6,508
Mid-Atlantic	6	2,106
Midwest	2	605
Pacific Northwest	1	400
Northern California	—	—
Southern California	4	1,391

Total Other Stabilized	35	11,010

Lease-Up Communities	2	399

Redevelopment Communities	4	1,491

Total Current Communities	138	40,467

Development Communities	14	3,672

Development Rights	46	11,981

As of October 31, 2005 our 138 current communities consisted of 40,467 apartment homes. Of those communities, we owned:
•	a fee simple, or absolute, ownership interest in 112 operating communities, five of which are on land subject to land leases expiring in July 2029, January 2062, April 2095, May 2099 and March 2142;

•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest and an indirect limited partnership interest in the Fund, which owns a fee simple interest in five operating communities;

•	a general partnership interest in five partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 15 communities; and

•	a membership interest in three limited liability companies that each hold a fee simple interest in an operating community, one of which is on land subject to a land lease expiring in November 2089.

We also hold a fee simple ownership interest in twelve of the Development Communities, two of which will be subject to joint venture ownership structures upon construction completion, in addition to membership interests in two limited liability companies that each own one Development Community, both of which are subject to land leases expiring in December 2026 and June 2103.
In each of our five partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of October 31, 2005, there were 454,064 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.
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
Recent Developments
Development Activities. During the three months ended September 30, 2005, we completed the development of one community, Avalon Pines I, located in the Long Island, New York area. Avalon Pines I is a mixed garden-style and townhome community containing 298 apartment homes and was completed for a total capitalized cost of $48,100,000.
We commenced construction of four communities during the three months ended September 30, 2005. Avalon at Decoverly II is located in the Washington, DC metro area, Avalon Lyndhurst is located in Northern New Jersey, Avalon Shrewsbury is located in the greater Boston, Massachusetts area and Avalon Riverview North is located in New York, New York. These four communities are expected to contain an aggregate of 1,377 apartment homes when completed, for an aggregate total capitalized cost of $321,000,000.
The development and redevelopment of communities involves risks that the investment will fail to perform in accordance with our expectations. See “Risks of Development and Redevelopment” for our discussion of these and other risks inherent in developing or redeveloping communities.

Disposition Activities. During the three months ended September 30, 2005, we sold three communities, Avalon Crossing, located in the Washington, DC metro area, Avalon Fremont II, located in the Oakland, California area and Avalon Wildwood, located in the Seattle, Washington area. These three communities, which contained a total of 505 apartment homes, were sold to condominium converters for an aggregate sales price of approximately $128,500,000. The sale of these communities resulted in a gain as reported in accordance with generally accepted accounting principles (“GAAP”) of $68,491,000.
In addition, in October 2005, we decided to relocate one of our regional offices and as a result sold an office building located in the Fairfield-New Haven, Connecticut area. This office building was sold for a purchase price of $7,650,000, resulting in a gain as reported in accordance with GAAP of approximately $2,800,000. We are relocating the regional office to leased space in the same general market area.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different estimates or assumptions had been made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. As a REIT that owns, operates and develops apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization, asset impairment evaluation and REIT status. A discussion of all of our critical accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, “Organization and Significant Accounting Policies” of our Condensed Consolidated Financial Statements.
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

We generally capitalize only non-recurring expenditures. We capitalize improvements and upgrades only if the item: (i) exceeds $15,000; (ii) extends the useful life of the asset; and (iii) is not related to making an apartment home ready for the next resident. Under this policy, virtually all capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include: (i) carpet and appliance replacements; (ii) floor coverings; (iii) interior painting; and (iv) other redecorating costs. Because we expense recurring make-ready costs, such as carpet replacements, our expense levels and volatility are greatest in the third quarter of each year as this is when we experience our greatest amount of turnover. We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense replacements of personal property. For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $394 per apartment home in the nine months ended September 30, 2005 and $250 per apartment home in the nine months ended September 30, 2004. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities remained flat at approximately $1,025 in both the nine months ended September 30, 2005 and 2004. Historically, we have experienced a gradual increase in capitalized costs and expensed maintenance costs per apartment home as the average age of our communities has increased, and expensed maintenance costs have fluctuated with turnover. We expect these trends to continue, with capitalized costs increasing in 2005 as compared to prior year levels, as we are embarking on a number of community upgrades and improvements. We expect total capitalized costs per apartment home in 2005 to be in the range of $525 to $575 per apartment home.
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
We account for our investments in unconsolidated entities that were created prior to and have not been modified since June 29, 2005, and are not variable interest entities in accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Any investments in entities that were created or modified subsequent to June 29, 2005, and are not variable interest entities are accounted for in accordance with EITF Issue No 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. If there is an event or change in circumstance that indicates a loss in the value of an investment, we record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if we could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment.
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

Results of Operations
Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to market conditions, net operating income derived from acquisitions and development completions, the loss of net operating income related to disposed communities and capital market, disposition and financing activity. A comparison of our operating results for the three and nine months ended September 30, 2005 and 2004 follows (dollars in thousands):

	For the three months ended				For the nine months ended
	9-30-05	9-30-04	$ Change	% Change	9-30-05	9-30-04	$ Change	% Change
Revenue:
Rental and other income	$168,613	$155,756	$12,857	8.3%	$492,528	$452,187	$40,341	8.9%
Management, development and other fees	1,379	157	1,222	778.3%	3,175	463	2,712	585.7%

Total revenue	169,992	155,913	14,079	9.0%	495,703	452,650	43,053	9.5%

Expenses:
Direct property operating expenses, excluding property taxes	41,043	38,933	2,110	5.4%	115,003	110,584	4,419	4.0%
Property taxes	16,525	14,882	1,643	11.0%	48,618	43,532	5,086	11.7%

Total community operating expenses	57,568	53,815	3,753	7.0%	163,621	154,116	9,505	6.2%

Corporate-level property management and other indirect operating expenses	8,442	6,975	1,467	21.0%	23,164	20,669	2,495	12.1%
Investments and investment management	1,211	932	279	29.9%	3,374	3,484	(110)	(3.2%)
Interest expense, net	31,787	33,132	(1,345)	(4.1%)	96,010	97,670	(1,660)	(1.7%)
Depreciation expense	39,196	39,699	(503)	(1.3%)	118,136	113,652	4,484	3.9%
General and administrative expense	5,857	3,898	1,959	50.3%	19,278	13,098	6,180	47.2%

Total other expenses	86,493	84,636	1,857	2.2%	259,962	248,573	11,389	4.6%

Equity in income of unconsolidated entities	208	301	(93)	(30.9%)	6,969	764	6,205	812.2%
Venture partner interest in profit-sharing	—	(252)	252	(100.0%)	—	(930)	930	(100.0%)
Minority interest in consolidated partnerships	(315)	(547)	232	(42.4%)	(1,166)	(796)	(370)	46.5%

Income from continuing operations before cumulative effect of change in accounting principle	25,824	16,964	8,860	52.2%	77,923	48,999	28,924	59.0%

Discontinued operations:
Income from discontinued operations	4,813	5,640	(827)	(14.7%)	14,358	16,993	(2,635)	(15.5%)
Gain on sale of real estate assets	68,491	22,762	45,729	200.9%	133,368	35,137	98,231	279.6%

Total discontinued operations	73,304	28,402	44,902	158.1%	147,726	52,130	95,596	183.4%

Income before cumulative effect of change in accounting principle	99,128	45,366	53,762	118.5%	225,649	101,129	124,520	123.1%
Cumulative effect of change in accounting principle	—	—	—	—	—	4,547	(4,547)	(100.0%)

Net income	99,128	45,366	53,762	118.5%	225,649	105,676	119,973	113.5%
Dividends attributable to preferred stock	(2,175)	(2,175)	—	—	(6,525)	(6,525)	—	—

Net income available to common stockholders	$96,953	$43,191	$53,762	124.5%	$219,124	$99,151	$119,973	121.0%

Net income available to common stockholders increased $53,762,000, or 124.5%, to $96,953,000 for the three months ended September 30, 2005 and increased $119,973,000, or 121.0%, to $219,124,000 for the nine months ended September 30, 2005. These increases are primarily attributable to gains on sales of assets in 2005, including the gain related to the sale of a technology investment, as well as increased net operating income from Established Communities, newly developed and acquired communities.

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
NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for the three and nine months ended September 30, 2005 and 2004, along with a reconciliation to net income for each period, is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-05	9-30-04	9-30-05	9-30-04

Net income	$99,128	$45,366	$225,649	$105,676
Corporate-level property management and other indirect operating expenses	8,442	6,975	23,164	20,669
Corporate-level other income	(1,378)	(434)	(3,432)	(1,178)
Investments and investment management	1,211	932	3,374	3,484
Interest expense, net	31,787	33,132	96,010	97,670
General and administrative expense	5,857	3,898	19,278	13,098
Equity in income of unconsolidated entities	(208)	(301)	(6,969)	(764)
Minority interest in consolidated partnerships	315	547	1,166	796
Venture partner interest in profit-sharing	—	252	—	930
Depreciation expense	39,196	39,699	118,136	113,652
Cumulative effect of change in accounting principle	—	—	—	(4,547)
Gain on sale of real estate assets	(68,491)	(22,762)	(133,368)	(35,137)
Income from discontinued operations	(4,813)	(5,640)	(14,358)	(16,993)

Net operating income	$111,046	$101,664	$328,650	$297,356

The NOI increases of $9,382,000 and $31,294,000 for the three and nine months ended September 30, 2005, respectively, as compared to the prior year periods, consist of changes in the following categories (dollars in thousands):

	2005 NOI Increase (Decrease)
	For the three months ended	For the nine months ended
	9-30-05	9-30-05

Established Communities	$3,715	$8,405

Other Stabilized Communities	(169)	3,531

Development and Redevelopment Communities	5,836	19,358

Total	$9,382	$31,294

The NOI increases in Established Communities were largely due to improved apartment market fundamentals. We maintained occupancy of at least 95% in all regions during the nine months ended September 30, 2005 and we experienced the first year-over-year increase in rental rates in three years. We reached a transition point in drivers of rental rate growth, shifting from occupancy gains to increases in rental rates as the primary driver. We expect to continue to seek increases in rental rates by increasing market rents and/or reducing concessions, in order to continue to achieve revenue growth from our Established Communities for the remainder of 2005. In addition, we will continue to aggressively manage operating expenses, however operating expenses may be negatively impacted by increasing utility and labor costs. Overall, we anticipate continued growth in NOI for the remainder of 2005 as compared to both 2004 and levels achieved earlier in 2005.
Rental and other income increased in the three and nine months ended September 30, 2005 due to rental income generated from newly developed and acquired communities, as well as increased rental rates and occupancy for our Established Communities.
Overall Portfolio – The weighted average number of occupied apartment homes increased to 35,682 apartment homes for the nine months ended September 30, 2005 as compared to 34,002 apartment homes for the nine months ended September 30, 2004. This change is primarily the result of increased homes available from newly developed and acquired communities and an increase in the overall occupancy rate. The weighted average monthly revenue per occupied apartment home increased to $1,527 in the nine months ended September 30, 2005 from $1,475 in the same period of 2004.
Established Communities – Rental revenue increased $4,978,000, or 4.3%, in the three months ended September 30, 2005 as compared to the same period of 2004. Rental revenue increased $10,649,000, or 3.1%, in the nine months ended September 30, 2005 as compared to the same period of 2004. These increases are due to both increased rental rates and increased economic occupancy as compared to the same periods of 2004. For the nine months ended September 30, 2005, the weighted average monthly revenue per occupied apartment home increased 2.3% to $1,495 compared to $1,462 for the same period in 2004, primarily due to increased market rents. The average economic occupancy increased from 95.1% during the nine months ended September 30, 2004 to 95.9% in the nine months ended September 30, 2005. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
Although the magnitude of increases varied between regions, we experienced increases in Established Communities’ rental revenue in all six of our regions in the nine months ended September 30, 2005 as compared to the same period of 2004. The largest increases in rental revenue on an absolute basis were in Southern California, the Pacific Northwest and the Northeast, with increases of 5.4%, 3.5% and 3.4%, respectively, between years.
The Northeast region accounted for approximately 35.1% of Established Community rental revenue during the nine months ended September 30, 2005. The Northeast region appears to be stabilizing, as reflected in year-over-year rental revenue growth during the nine months ended September 30, 2005. Economic occupancy increased 1.6% during the nine months ended September 30, 2005, while average rental rates increased 1.8% to $1,885 from $1,851 in the same period of 2004. Although we expect pressure on rental rates to continue in the Northeast region, we expect continued year-over-year revenue growth in the Northeast during the remainder of 2005.
Northern California, which accounted for approximately 31.8% of Established Community rental revenue during the nine months ended September 30, 2005, experienced an increase in rental revenue of 2.2% in the nine months ended September 30, 2005 as compared to the same period of 2004. Economic occupancy increased 0.6% to 95.9% for the nine months ended September 30, 2005, and average rental rates increased by 1.6% to $1,444 from $1,421 for the nine months ended September 30, 2005. Although apartment fundamentals have been weak in certain areas of Northern California, particularly in San Jose, California, we expect continued year-over-year revenue growth in Northern California for the remainder of 2005.

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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-05	9-30-04	9-30-05	9-30-04

Rental revenue (GAAP basis)	$120,890	$115,912	$355,820	$345,171
Concessions amortized	4,229	4,985	13,336	14,436
Concessions granted	(5,033)	(6,039)	(12,520)	(14,977)

Rental revenue adjusted to state concessions on a cash basis	$120,086	$114,858	$356,636	$344,630

Year-over-year % change — GAAP revenue	4.3%	n/a	3.1%	n/a

Year-over-year % change — cash concession based revenue	4.6%	n/a	3.5%	n/a
Management, development and other fees increased in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 due to increased asset management, property management and redevelopment fees earned from the Fund, which was formed in March 2005 and construction and development fees earned from one of our unconsolidated entities.
Direct property operating expenses, excluding property taxes for all communities increased in the three and nine months ended September 30, 2005 as compared to the same periods of 2004, primarily due to the addition of recently developed and acquired apartment homes, partially offset by cost containment over controllable expenses in 2005.
For Established Communities, direct property operating expenses, excluding property taxes, increased by $651,000 and $71,000 in the three and nine months ended September 30, 2005, respectively, as compared to the same periods of 2004 due primarily to increases in utility costs over the last few months, partially offset by cost containment over controllable expenses earlier in the year. We expect expenses during the remainder of 2005 to remain relatively consistent with expenditure levels experienced during the same period of 2004. However, we expect operating expenses to decrease during the remainder of the year as compared to the three months ended September 30, 2005, due to the high level of operating expenses incurred in the three months ended September 30, 2005 associated with seasonal turnover. Overall, we expect expense growth for the full year 2005 over 2004 to be less than growth levels experienced in prior years.
Property taxes increased in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 due to overall higher assessments and the addition of newly developed and redeveloped apartment homes, as well as the size and timing of successful tax appeals in both years.
For Established Communities, property taxes increased by $621,000 and $2,181,000 in the three and nine months ended September 30, 2005 as compared to the same periods of 2004, due to overall higher assessments throughout all regions, as well as the size and timing of successful tax appeals in both years. We expect property taxes to continue to increase during the remainder of 2005 as compared to 2004 as local jurisdictions are expected to continue to seek additional revenue sources to offset budget deficits. However, property taxes may fluctuate due to the timing and size of successful tax appeals. We manage property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.

Corporate-level property management and other indirect operating expenses increased in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 due to increased compensation costs, as well as increased costs relating to corporate initiatives, including investments in technology and training.
Investments and investment management reflects the costs incurred related to investment acquisitions, investment management and abandoned pursuit costs, which include the abandonment or impairment of development pursuits, acquisition pursuits and technology investments. Investments and investment management increased in the three months ended September 30, 2005 as compared to the same period of 2004 due primarily to increased costs incurred in forming and managing the Fund. The decrease in the nine months ended September 30, 2005 as compared to the comparable period of 2004 is due to a decrease in abandoned pursuit costs, partially offset by increased costs incurred in forming and managing the Fund. Abandoned pursuit costs were $146,000 and $211,000 in the three and nine months ended September 30, 2005 and $511,000 and $1,388,000 in the three and nine months ended September 30, 2004, respectively. Abandoned pursuit costs can be volatile, and the activity experienced in any given period may not be experienced in future years. We expect investments and investment management costs to remain consistent with current levels, however, the level of abandoned pursuit costs incurred in future periods may impact this trend.
Interest expense, net decreased in the three and nine months ended September 30, 2005 as compared to the same periods of the prior year primarily due to the repayment of unsecured debt and a partial reissuance at lower interest rates, as well as higher levels of capitalized interest, partially offset by overall higher interest rates and higher average outstanding balances on our unsecured credit facility.
Depreciation expense decreased in the three months ended September 30, 2005 as compared to the same period of 2004 due to the retirement of certain fixed assets during the current year. The increase in the nine months ended September 30, 2005 is primarily due to the completion of development and redevelopment activities.
General and administrative expense (“G&A”) increased in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 as a result of higher compensation expenses and the timing of Sarbanes Oxley costs. In addition, G&A expense for the nine months ended September 30, 2005 includes separation costs of approximately $2,100,000 recognized due to the departure of a senior executive and the accrual of costs related to various litigation matters in the amount of $1,500,000. We expect G&A for the remainder of 2005 to remain consistent with the levels experienced during the three months ended September 30, 2005, resulting in a continued overall increase in 2005 as compared to 2004, due to increased corporate governance and compensation costs.
Equity in income of unconsolidated entities increased for the nine months ended September 30, 2005 primarily due to the gain recognized in the amount of $6,252,000 from the sale of our investment in Rent.com which was acquired in February 2005 by eBay.
Venture partner interest in profit-sharing during the three and nine months ended September 30, 2004 represented the income allocated to our venture partner in a profit-sharing arrangement as discussed in Note 1, “Organization and Significant Accounting Policies,” of our Condensed Consolidated Financial Statements. Effective December 2004, we no longer account for our interest in this venture as a profit-sharing arrangement, and therefore during the three and nine months ended September 30, 2005, no income or loss from venture partner interest in profit-sharing was recognized.
Minority interest in consolidated partnerships increased in the nine months ended September 30, 2005 as compared to the same period of 2004 due to the consolidation of an entity under FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as revised in December 2003. Effective January 1, 2004, we consolidated an entity from which we held a participating mortgage note due to the implementation of FIN 46. (See Note 1, “Organization and Significant Accounting Policies,” of the Condensed Consolidated Financial Statements). We did not hold an equity interest in this entity, and therefore 100% of the entity’s net loss was recognized as minority interest in consolidated partnerships during the three and nine months ended September 30, 2004. In October 2004, we received payment in full of the outstanding mortgage note due from this entity. Upon repayment of the mortgage note, our economic interest in this entity ended, and therefore this entity was no longer considered a variable interest entity under FIN 46 and we discontinued consolidation. During the three months ended September 30, 2005, the increase related to the discontinued consolidation of this entity was offset by a decreased outside interest in certain consolidated partnerships by third parties.
Income from discontinued operations represents the net income generated by communities sold during the period from January 1, 2004 through September 30, 2005 or considered held for sale as of September 30, 2005. (See Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale”). The decrease in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 is due to the timing of the sale of six communities in 2005 and five communities in 2004.
Gain on sale of communities increased in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 as a result of larger gains on the six communities sold during 2005 as compared to the three communities sold in the nine months ended September 30, 2004. The amount of gain realized depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area. We expect to continue to sell communities based on overall portfolio allocation needs as well as to respond to opportunities in the market to maximize risk adjusted returns.
Cumulative effect of change in accounting principle in the nine months ended September 30, 2004 is a result of the implementation of FIN 46, discussed above, and represents the difference between the net assets consolidated under FIN 46 and the previously recorded net assets.
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

The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	9-30-05	9-30-04	9-30-05	9-30-04
Net income	$99,128	$45,366	$225,649	$105,676
Dividends attributable to preferred stock	(2,175)	(2,175)	(6,525)	(6,525)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	39,338	41,152	120,220	118,704
Minority interest expense, including discontinued operations	291	882	1,072	2,121
Cumulative effect of change in accounting principle	—	—	—	(4,547)
Gain on sale of operating communities	(68,491)	(21,624)	(128,751)	(33,999)

Funds from operations attributable to common stockholders	$68,091	$63,601	$211,665	$181,430

Weighted average common shares outstanding — diluted	75,004,767	73,583,724	74,627,782	73,074,108
EPS per common share — diluted	$1.30	$0.60	$2.95	$1.39

FFO per common share — diluted	$0.91	$0.86	$2.84	$2.48

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

	For the three months ended		For the nine months ended
	9-30-05	9-30-04	9-30-05	9-30-04
Net cash provided by operating activities	$68,482	$59,715	$212,397	$195,624

Net cash provided by (used in) investing activities	$15,438	$(70,140)	$(20,408)	$(232,564)

Net cash (used in) provided by financing activities	$(84,443)	$41,501	$(191,161)	$63,352

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
Cash and cash equivalents totaled $2,268,000 at September 30, 2005, an increase of $828,000 from $1,440,000 on December 31, 2004. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities – Net cash provided by operating activities increased to $212,397,000 in the nine months ended September 30, 2005 from $195,624,000 in the nine months ended September 30, 2004, primarily due to additional NOI from our Established Community operations, as well as NOI from recently developed communities, partially offset by the loss of NOI from the eleven communities sold since January 1, 2004, as discussed earlier in this report.
Investing Activities – Net cash used in investing activities of $20,408,000 in the nine months ended September 30, 2005 related to investments in assets through development, redevelopment and acquisition of apartment communities, including the acquisition of a partner interest in a real estate joint venture, partially offset by proceeds from asset dispositions, including the proceeds from the sale of a technology investment.
During the nine months ended September 30, 2005, we invested $320,541,000 in the purchase and development of real estate and capital expenditures:
•	We began the development of eight new communities. These communities, if developed as expected, will contain a total of 2,169 apartment homes, and the total capitalized cost, including land acquisition costs, is projected to be approximately $572,800,000. We completed the development of four communities containing 1,165 apartment homes for a total capitalized cost, including land acquisition cost, of $178,300,000.

•	We completed the redevelopment of one community containing 109 apartment homes for a total capitalized cost of $21,200,000, of which $17,300,000 was incurred prior to redevelopment.

•	We acquired the 75% equity interest of a third-party partner in a joint venture owning one community for a net purchase price of $57,415,000.

•	We contributed $6,278,000 for a 15.2% equity interest in the Fund, which upon contribution owned four apartment communities containing a total of 879 apartment homes with an aggregate gross real estate value of $112,852,000. We also received net proceeds of $87,948,000 as reimbursement for acquiring and warehousing these communities.

•	We acquired nine parcels of land in connection with Development Rights, for an aggregate purchase price of $61,198,000.

•	We had capital expenditures relating to current communities’ real estate assets of $13,122,000 and non-real estate capital expenditures of $1,035,000.
Financing Activities – Net cash used in financing activities totaled $191,161,000 for the nine months ended September 30, 2005, consisting primarily of dividends paid, certain unsecured note repayments and mortgage note repayments, partially offset by the issuance of common stock for option exercises, the issuance of unsecured notes and mortgage notes payable including draws on construction loans and an increase in borrowings under our unsecured credit facility . See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” of our Condensed Consolidated Financial Statements, for additional information.

Variable Rate Unsecured Credit Facility
We have a $500,000,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks. Under the terms of the credit facility, if we elect to increase the facility by up to an additional $150,000,000, and one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment, then we will be able to increase the facility up to $650,000,000, and no member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000 in quarterly installments. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.55% per annum (4.64% on October 31, 2005). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of our long-term unsecured debt. In addition, a competitive bid option is available for borrowings of up to $250,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at October 31, 2005. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The credit facility matures in May 2008, assuming our exercise of a one-year renewal option. At October 31, 2005, $135,800,000 was outstanding, $30,056,000 was used to provide letters of credit and $334,144,000 was available for borrowing under the unsecured credit facility.
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
The following debt activity occurred during the nine months ended September 30, 2005:
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

The table below details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at September 30, 2005 (dollars in thousands).
	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-04	9-30-05		2005	2006	2007	2008	2009	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$17,145	$16,729		$143	$596	$634	$676	$719	$13,961
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	16,920	16,582		117	485	518	555	595	14,312
Avalon at Lexington	6.55%	Feb-2025	13,151	12,922		118	368	391	415	441	11,189
Avalon at Nob Hill	5.80%	Jun-2025	18,847	18,584	(2)	89	378	405	435	466	16,811
Avalon Campbell	6.48%	Jun-2025	34,395	33,814	(2)	200	838	898	963	1,033	29,882
Avalon Pacifica	6.48%	Jun-2025	15,602	15,338	(2)	90	380	408	437	469	13,554
Avalon Knoll	6.95%	Jun-2026	12,502	12,306		67	282	302	324	347	10,984
Avalon Landing	6.85%	Jun-2026	6,177	6,078		33	142	152	162	173	5,416
Avalon Fields	7.55%	May-2027	10,912	10,758		52	222	239	256	275	9,714
Avalon West	7.73%	Dec-2036	8,327	8,278		27	80	85	91	98	7,897
Avalon Oaks	7.45%	Jul-2041	17,426	17,352		38	120	128	138	147	16,781
Avalon Oaks West	7.48%	Apr-2043	17,239	17,172		35	110	117	125	134	16,651

			198,423	195,693		1,009	4,001	4,277	4,577	4,897	176,932

Variable rate (3)
The Promenade	4.49%	Oct-2010	32,663	32,387		286	605	652	701	755	29,388
Waterford	3.13%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	3.13%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Foxchase I	3.13%	Nov-2017	16,800	16,800	(4)	—	—	—	—	—	16,800
Avalon at Foxchase II	3.13%	Nov-2017	9,600	9,600	(4)	—	—	—	—	—	9,600
Avalon at Mission Viejo	3.72%	Jun-2025	6,928	6,833	(4)	32	138	148	159	170	6,186
Avalon at Fairway Hills I	3.65%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			128,891	128,520		318	743	800	860	925	124,874

Conventional loans (5)
Fixed rate
$100 million unsecured notes	6.75%	Jan-2005	100,000	—		—	—	—	—	—	—
$50 million unsecured notes	6.50%	Jan-2005	50,000	—		—	—	—	—	—	—
$150 million unsecured notes	6.93%	Jul-2006	150,000	150,000		—	150,000	—	—	—	—
$150 million unsecured notes	5.18%	Aug-2007	150,000	150,000		—	—	150,000	—	—	—
$110 million unsecured notes	7.13%	Dec-2007	110,000	110,000		—	—	110,000	—	—	—
$50 million unsecured notes	6.63%	Jan-2008	50,000	50,000		—	—	—	50,000	—	—
$150 million unsecured notes	8.37%	Jul-2008	150,000	150,000		—	—	—	150,000	—	—
$150 million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	—	—	—	150,000	—
$200 million unsecured notes	7.67%	Dec-2010	200,000	200,000		—	—	—	—	—	200,000
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$100 million unsecured notes	5.11%	Mar-2013	—	150,000		—	—	—	—	—	100,000
$150 million unsecured notes	5.52%	Apr-2014	150,000	100,000		—	—	—	—	—	150,000
Wheaton Development Right	6.99%	Oct-2008	4,660	4,608		18	76	82	4,432	—	—
4600 Eisenhower Avenue	8.08%	Apr-2009	—	4,528		31	102	110	119	4,166
Twinbrook Development Right	7.25%	Oct-2011	8,545	8,422		33	168	182	194	211	7,634
Avalon Redondo Beach (6)	4.84%	Oct-2011	16,765	—		—	—	—	—	—	—
Briarcliffe Lakeside (6)	6.90%	Feb-2028	8,104	—		—	—	—	—	—	—
Avalon at Tysons West	5.55%	Jul-2028	6,819	6,717		36	146	155	162	173	6,045
Avalon Orchards	7.65%	Jul-2033	20,353	20,196		81	254	272	292	313	18,984

			1,925,246	1,854,471		199	150,746	260,801	205,199	154,863	1,082,663

Variable rate (3)
Avalon Del Rey	5.44%	Sep-2007	6,278	27,921		—	—	27,921	—	—	—
Avalon Ledges	5.27%	May-2009	19,674	19,435	(4)	344	616	651	688	17,136	—
Avalon at Flanders Hill	5.27%	May-2009	22,429	22,045	(4)	281	703	742	784	19,535	—
Avalon at Newton Highlands	5.21%	May-2009	39,902	39,310	(4)	612	1,265	1,329	1,397	34,707	—

			88,283	108,711		1,237	2,584	30,643	2,869	71,378	—

Total indebtedness — excluding unsecured credit facility			$2,340,843	$2,287,395		$2,763	$158,074	$296,521	$213,505	$232,063	$1,384,469

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but interest rate is effectively fixed at September 30, 2005 and December 31, 2004 at the rate indicated through a swap agreement.

(3)	Variable rates are given as of September 30, 2005.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Balances outstanding do not include $834 and $552 of debt discount as of September 30, 2005 and December 31, 2004, respectively, reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(6)	This community was deconsolidated in March 2005 upon the admission of outside investors into the Fund.

Future Financing and Capital Needs – Portfolio and Other Activity
As of September 30, 2005, we had fourteen new communities under construction, for which a total estimated cost of $396,443,000 remained to be invested. In addition, we had four communities under reconstruction, for which a total estimated cost of $5,450,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
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
We have invested in the Fund, a private, discretionary investment vehicle, which will acquire and operate apartment communities in our markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the exclusive vehicle through which we will acquire apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund, if any. The Fund will not restrict our development activities, and will terminate after a term of eight years, subject to two one-year extensions. The Fund has nine institutional investors, including us, with combined capital commitments of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that will qualify as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $6,300,000 has been invested as of October 31, 2005) representing a 15.2% combined general partner and limited partner equity interest. We expect the Fund to have the ability to employ leverage through debt financings up to 65% on a portfolio basis, which would enable the Fund to invest up to $940,000,000.
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

In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, including strong institutional demand for product in our markets and demand from condominium converters, we sold six communities with net proceeds in the aggregate of approximately $241,000,000 in the nine months ended September 30, 2005, and anticipate selling additional communities later this year. However, we cannot assure you that assets can continue to be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses, NOI and FFO. As of October 31, 2005, we have three communities classified as held for sale under GAAP. We are actively pursuing the disposition of these communities and expect to close on these dispositions within the next twelve months. However, we cannot assure you that these communities will be sold as planned.
Off Balance Sheet Arrangements
We own interests in unconsolidated real estate entities, with ownership interests up to 50%. Four of these unconsolidated real estate entities, Avalon Terrace, LLC, CVP I, LLC, Mission Bay Venture Partners, LLC and the Fund, have debt outstanding as of September 30, 2005 as follows:
•	Avalon Terrace, LLC has $22,500,000 of variable rate debt which matures in November 2005 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. We have not guaranteed the debt on Avalon Terrace, LLC, nor do we have any obligation to fund this debt should the unconsolidated real estate entity be unable to do so.

•	CVP I, LLC has outstanding bonds in the amount of $117,000,000 which mature in February 2009, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. In connection with the general contractor services that we provide to CVP I, LLC, the entity that owns and is developing Avalon Chrystie Place I, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the bond financing. Our obligations under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied. We currently expect this to occur in 2006.

•	Mission Bay Venture Partners, LLC has a construction loan in the amount of $94,400,000 which matures in September 2010, assuming exercise of two one-year renewal options and is payable by the unconsolidated real estate entity. In connection with the general contractor services that we provide to Mission Bay Venture Partners, LLC, the entity that owns and is developing Avalon Mission Bay North II, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Our obligations under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied. We currently expect this to occur in 2007.

•	The Fund has five mortgage loans in the amounts of $16,765,200, $16,575,000, $31,500,000, $7,995,000 and $16,500,000, which mature in October 2011, April 2012, July 2012, February 2028 (but can be prepaid after February 2008 without penalty), and October 2012 respectively. These mortgage loans are secured by the underlying real estate. In addition, the Fund has a credit facility with $15,300,000 outstanding as of September 30, 2005, which matures in January 2008. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee as follows: if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner. We have not recorded a liability related to this guarantee as of September 30, 2005, as the fair value of the real estate assets owned by the Fund is considered adequate to cover such payment under a liquidation scenario. There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt. For more information regarding the operations of our unconsolidated entities see Note 6, “Investments in Unconsolidated Entities,” of our Condensed Consolidated Financial Statements.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the nine months ended September 30, 2005.
Development Communities
As of September 30, 2005, we had fourteen Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,672 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $946,400,000. Statements regarding the future development or performance of the Development Communities are forward-looking statements. We cannot assure you that:
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

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Chrystie Place I (4)
	New York, NY	361	$150.0	Q4 2003	Q2 2005	Q4 2005	Q2 2006
2.	Avalon Danbury
	Danbury, CT	234	35.6	Q1 2004	Q1 2005	Q4 2005	Q2 2006
3.	Avalon Del Rey (5)
	Los Angeles, CA	309	70.0	Q2 2004	Q1 2006	Q2 2006	Q4 2006
4.	Avalon at Juanita Village (6)
	Kirkland, WA	211	45.5	Q2 2004	Q2 2005	Q4 2005	Q2 2006
5.	Avalon Camarillo
	Camarillo, CA	249	47.2	Q2 2004	Q1 2006	Q2 2006	Q4 2006
6.	Avalon at Bedford Center
	Bedford, MA	139	25.3	Q4 2004	Q3 2005	Q2 2006	Q4 2006
7.	Avalon Wilshire
	Los Angeles, CA	123	46.6	Q1 2005	Q4 2006	Q1 2007	Q3 2007
8.	Avalon at Mission Bay North II (7)
	San Francisco, CA	313	118.0	Q1 2005	Q4 2006	Q2 2007	Q4 2007
9.	Avalon Pines II
	Coram, NY	152	26.6	Q2 2005	Q2 2006	Q3 2006	Q1 2007
10.	Avalon Chestnut Hill
	Chestnut Hill, MA	204	60.6	Q2 2005	Q4 2006	Q1 2007	Q3 2007
11.	Avalon at Decoverly II
	Rockville, MD	196	30.5	Q3 2005	Q3 2006	Q2 2007	Q4 2007
12.	Avalon Lyndhurst
	Lyndhurst, NJ	328	78.8	Q3 2005	Q4 2006	Q2 2007	Q4 2007
13.	Avalon Shrewsbury
	Shrewsbury, MA	251	36.1	Q3 2005	Q4 2006	Q2 2007	Q4 2007
14.	Avalon Riverview North
	New York, NY	602	175.6	Q3 2005	Q3 2007	Q3 2008	Q1 2009

	Total	3,672	$946.4

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed under a joint venture structure with third-party financing, in which the community is owned by a limited liability company managed by one of our wholly-owned subsidiaries. We currently hold a 20% equity interest in this joint venture. The total capitalized cost for this community includes costs associated with the construction of 89,000 square feet of retail space and 30,000 square feet for a community facility. Our portion of the total capitalized cost of this joint venture is projected to be $30,000,000 including community-based tax-exempt debt.

(5)	This community is currently owned by one of our wholly-owned subsidiaries, is financed, in part, by a construction loan, and is subject to a joint venture agreement that allows for a 70% joint venture partner to be admitted upon construction completion.

(6)	This community is being developed by one of our wholly-owned, taxable REIT subsidiaries, and is subject to a venture agreement that provides for the transfer of 100% of the ownership interests to the joint venture upon construction completion. We will not retain an equity interest (only a residual profits interest) in this joint venture.

(7)	This community is being developed under a joint venture structure. We hold a 25% equity interest in this joint venture and we anticipate that approximately 80% of the total capitalized cost will be financed through a construction loan. Our portion of the total capitalized cost of this joint venture is projected to be $29,500,000 including community-based debt.

Redevelopment Communities
As of September 30, 2005, we had four communities under redevelopment. We expect the total capitalized cost to complete these communities, including the cost of acquisition, capital expenditures subsequent to acquisition and redevelopment, to be approximately $237,200,000, of which approximately $40,000,000 is the additional capital invested or expected to be invested during redevelopment and $197,200,000 was incurred prior to redevelopment. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. See the discussion under “Risks of Development and Redevelopment” included elsewhere in this report.
The following presents a summary of these Redevelopment Communities:

		Total cost
	Number of	($ millions)			Estimated	Estimated
	apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
	homes	cost	cost (1)	start	completion	operations (2)
1. Avalon at Prudential Center
Boston, MA	781	$133.9	$160.0	Q4 2000	Q2 2006	Q4 2006
2. Avalon at Fairway Hills III
Columbia, MD	336	23.3	29.4	Q4 2004	Q2 2006	Q4 2006
3. Avalon Lakeside (3)
Wheaton, IL	204	14.5	18.4	Q4 2004	Q1 2006	Q3 2006
4. Avalon Columbia (3)
Columbia, MD	170	25.5	29.4	Q2 2005	Q2 2006	Q4 2006

Total	1,491	$197.2	$237.2

(1)	Total capitalized cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	This community was acquired in 2004 by the Fund, which we wholly-owned until the admission of outside investors in 2005, reducing our ownership in this community and the Fund to 15.2%.
Development Rights
As of September 30, 2005, we are evaluating the future development of 46 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We prefer to hold Development Rights through options to acquire land, although for 18 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 11,981 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At September 30, 2005, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $32,771,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $188,135,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2005.

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
Statements regarding the future development of the Development Rights are forward-looking statements. We cannot assure you that:
•	we will succeed in obtaining zoning and other necessary governmental approvals or the financing required to develop these communities, or that we will decide to develop any particular community; or

•	if we undertake construction of any particular community, that we will complete construction at the total capitalized cost assumed in the financial projections in the following table.

The table below presents a summary of the 46 Development Rights we are currently pursuing:

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions) (1)
1.	New York, NY Phase II	(2)	206	$108
2.	Glen Cove, NY	(2)	111	41
3.	Danvers, MA		433	85
4.	Dublin, CA Phase I	(2)	305	80
5.	Woburn, MA		446	81
6.	New Rochelle, NY Phase II		588	165
7.	Bellevue, WA		368	81
8.	Encino, CA	(2)	131	51
9.	New York, NY Phase III	(2)	96	56
10.	Lexington, MA		387	84
11.	Wilton, CT	(2)	100	24
12.	Milford, CT	(2)	284	45
13.	Canoga Park, CA		210	47
14.	Kirkland, WA Phase II	(2)	173	48
15.	Hingham, MA		236	44
16.	Irvine, CA		290	63
17.	Acton, MA		380	71
18.	Norwalk, CT		312	63
19.	White Plains, NY		410	138
20.	Quincy, MA	(2)	146	24
21.	Plymouth, MA Phase II		81	17
22.	Tinton Falls, NJ		298	51
23.	West Haven, CT		170	23
24.	Greenburgh, NY Phase II		444	112
25.	Sharon, MA		156	26
26.	Oyster Bay, NY		273	69
27.	Dublin, CA Phase II		200	52
28.	Dublin, CA Phase III		205	53
29.	Shelton, CT II		171	34
30.	Andover, MA	(2)	115	21
31.	Union City, CA Phase I	(2) (3)	272	74
32.	Union City, CA Phase II	(2) (3)	166	46
33.	Hackensack, NJ		210	47
34.	Stratford, CT	(2)	146	23
35.	Plainview, NY		220	47
36.	Yaphank, NY	(2)	344	57
37.	Camarillo, CA		376	55
38.	Gaithersburg, MD		254	41
39.	Highland Park, NJ		285	67
40.	Shelton, CT		302	49
41.	Wheaton, MD	(2) (3)	320	56
42.	Alexandria, VA	(2) (3)	282	56
43.	Cohasset, MA		200	38
44.	Wanaque, NJ		200	33
45.	Tysons Corner, VA	(2) (3)	439	101
46.	Rockville, MD	(2) (3)	240	46

	Total		11,981	$2,693

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

(3)	Represents improved land, four of which are encumbered with debt. The improved land consists of occupied office buildings and industrial space. NOI from incidental operations from the current improvements will be recorded as a reduction in cost basis as described in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

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
Construction costs are projected by us based on market conditions prevailing in the community’s market at the time our budgets are prepared and reflect changes to those market conditions that we anticipated at that time. Although we attempt to anticipate changes in market conditions, we cannot predict those changes with certainty. Construction costs have been increasing, particularly for materials such as steel, concrete and lumber, and, for some of our Development Communities and Development Rights, the total construction costs may be higher than the original budget. In addition, we have been experiencing increases in energy/utility, labor and land costs. We do not expect that these price increases will materially affect our current Development Communities. However, these increases may materially affect Development Rights where construction has not yet begun. Total capitalized cost includes all capitalized costs projected to be incurred to develop the respective Development or Redevelopment Community, determined in accordance with GAAP, including:
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
Our property insurance policy was scheduled to renew on December 1, 2005; however, in an effort to capitalize on declining insurance rates we elected to extend the first $15,000,000 layer of the policy by five months, thereby changing the renewal date for this layer to May 1, 2006. The remaining layers are currently scheduled to renew on December 1, 2005. We are currently in negotiations with all carriers to align the renewal dates. Based on this policy extension, we have seen a decline in insurance premiums for property coverage. When combined with the cost we may incur as a result of deductibles, we expect declining overall insurance costs as compared to prior periods.
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
In addition, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake an obligation to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report.

Part I. FINANCIAL INFORMATION (continued)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to market risk since December 31, 2004.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

None.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
As most recently reported in our Form 10-Q for the quarter ended June 30, 2005, on June 6, 2003, a purported California class action lawsuit, Julie E. Ko v. AvalonBay Communities, Inc. and Does 1 through 100, was filed against the Company in California’s Los Angeles County Superior Court. The suit purports to be brought on behalf of all of the Company’s former California residents who, during the four-year period prior to the filing of the suit, paid a security deposit to the Company for the rental of residential property in California and had a portion of the deposit withheld by the Company in excess of the damages actually sustained by the Company. The complaint seeking class certification was amended in March 2004 and the Company responded to the amended complaint on May 3, 2004. The Company has agreed with the plaintiff on the terms of a settlement with the purported class, and the Company expects the settlement terms to be submitted for court approval during the fourth quarter of 2005. The Company has accrued for the costs it expects to incur in connection with the intended settlement.
Equal Rights Center v. AvalonBay Communities, Inc. was filed on September 23, 2005 in the federal district court in the State of Maryland. The plaintiff is an advocate on behalf of disabled individuals. This case alleges various violations of the Fair Housing Act and the Americans with Disabilities Act at 100 properties currently or formerly owned by the Company. The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief, and an award of attorneys’ fees, expenses and costs of suit. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

We are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September, 2005, AvalonBay issued 16,161 shares of common stock in exchange for 16,161 units of limited partnership held by certain limited partners of Bay Countrybrook, L.P. and Avalon DownREIT V, L.P. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. AvalonBay is relying on the exemption based on factual representations received from the limited partners who received these shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
As previously reported, on September 1, 2005, H. Jay Sarles and Timothy J. Naughton joined the Company’s Board of Directors. On November 7, 2005, the Company entered into indemnification agreements with Mr. Sarles and Mr. Naughton in a form substantially similar to the form of indemnification agreement the Company has with other directors. These agreements provide that the Company will indemnify Mr. Sarles and Mr. Naughton against most claims that may arise as a result of their service as a director of the Company. These agreements, a form of which is attached as an exhibit to this Report on Form 10-Q, provide other procedural details as to selection of counsel and advancement of expenses.
Item 6. Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

Exhibit No.		Description

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed on March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed on March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004).

10.1	—	Form of Indemnity Agreement between the Company and its Directors. (Filed herewith.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer.) (Furnished herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: November ___, 2005

Bryce Blair
Chief Executive Officer

Date: November ___, 2005

Thomas J. Sargeant
Chief Financial Officer