Form 10-K
period 2005-12-31
AVALONBAY COMMUNITIES INC
filed 2006-03-14
CIK 915912

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 1-12672
AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	77-0404318 (I.R.S. Employer Identification No.)
2900 Eisenhower Avenue, Suite 300
Alexandria, Virginia 22314
(Address of principal executive office, including zip code)
(703) 329-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share 8.70% Series H Cumulative Redeemable Preferred Stock, par value $.01 per share (Title of each class)	New York Stock Exchange, Pacific Exchange New York Stock Exchange, Pacific Exchange (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒          No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐          No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes ☒          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Exchange registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐          No ☒
The aggregate market value of the Registrant’s Common Stock, par value $.01 per share, held by nonaffiliates of the Registrant, as of June 30, 2005 was $5,921,051,876.
The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2006 was 73,998,786.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.’s Proxy Statement for the 2006 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, included in the section entitled “Forward-Looking Statements” on page 61 of this Form 10-K. You should also review Item 1a., “Risk Factors,” for a discussion of various risks that could adversely affect us.
ITEM 1.          BUSINESS
General
AvalonBay Communities, Inc. is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We engage in the development, redevelopment, acquisition, ownership and operation of multifamily communities in high barrier-to-entry markets of the United States. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply. Our markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. We focus on these markets because we believe that, long term, the limited new supply of apartment homes and lower housing affordability in these markets will result in larger increases in cash flows relative to other markets over an entire business cycle. In addition to increasing the rental revenues of our operating assets, we believe these market attributes will increase the value of our operating assets and enable us to create additional value through the development and selective acquisition of multifamily housing.
At January 31, 2006, we owned or held a direct or indirect ownership interest in:
•	140 operating apartment communities containing 40,939 apartment homes in ten states and the District of Columbia, of which two communities containing 506 apartment homes were under reconstruction;

•	15 communities under construction that are expected to contain an aggregate of 4,062 apartment homes when completed; and

•	rights to develop an additional 47 communities that, if developed in the manner expected, will contain an estimated 12,495 apartment homes.
We generally obtain ownership in an apartment community by developing a new community on vacant land or by acquiring and either repositioning or redeveloping an existing community. In selecting sites for development, redevelopment or acquisition, we favor locations that are near expanding employment centers and convenient to recreation areas, entertainment, shopping and dining.
Our real estate investments consist of the following reportable segments: Established Communities, Other Stabilized Communities and Development/Redevelopment Communities. Established Communities are generally operating communities that are consolidated for financial reporting purposes and that were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and operating expenses as of the beginning of the current year, but that had not achieved stabilization as of the beginning of the prior year. Development/ Redevelopment Communities consist of communities that are under construction, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up. A more detailed description of these segments and other related information can be found in Note 9, “Segment Reporting,” of the Consolidated Financial Statements set forth in Item 8 of this report.
Our principal financial goal is to increase long-term stockholder value by successfully and cost-effectively developing, redeveloping, acquiring, owning and operating high-quality communities in our selected markets that contain features and amenities desired by residents, as well as by providing our residents with efficient and effective service. To help fulfill this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire apartment communities in high barrier-to-entry markets with growing or high potential for demand and high for-sale housing costs, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales, and (iv) endeavor to maintain a capital structure that is aligned with our business risks such that we maintain continuous access to cost-effective capital. Our long-term strategy is to more deeply penetrate the high barrier-to-entry markets in our chosen regions with a broad range of products and services and an intense focus on our customer. A substantial majority of our current communities are upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.
During the three years ended December 31, 2005, we acquired nine apartment communities, disposed of 25 apartment communities, and completed the development of 21 apartment communities and the redevelopment of four apartment communities. In anticipation of continued improvement in apartment fundamentals and to help position us for future growth, we increased our construction volume during 2005 (as measured by total projected capitalized cost at completion) and continued to secure new development opportunities, including the acquisition of land for future development. We also acquired communities that we believe we can redevelop or reposition, or take advantage of market cycle timing and improved operating performance, to create value. These communities were acquired through the institutional discretionary investment fund that we manage and own an interest in. As a result of strong capital flows to the industry and the strength of the condominium market, we also continued to dispose of assets at prices that enabled significant realized gains on cost.
In 2006, we expect our construction underway to exceed 2005 levels, and we will continue to selectively acquire additional communities through the Fund. We anticipate additional asset sales, but at reduced levels compared to 2005. The level of development, acquisition and disposition activity, however, is heavily influenced by capital market conditions, including prevailing interest rates. A further discussion of our development, redevelopment, disposition, acquisition, property management and related strategies follows.
Development Strategy. We carefully select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily apartment communities in high barrier-to-entry markets of the United States, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive office in Alexandria, Virginia, we also maintain regional offices and administrative or specialty offices in or near the following cities:
•	Boston, Massachusetts;

•	Chicago, Illinois;

•	Long Island, New York;

•	New Canaan, Connecticut;

•	New York, New York;

•	Newport Beach, California;

•	San Jose, California;

•	Seattle, Washington; and

•	Woodbridge, New Jersey.
After selecting a target site, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally enable us to acquire the target site shortly before the start of construction, which reduces development-related risks and preserves capital. However, we will acquire and hold land when business conditions warrant. Due to increased competition for land based on current market conditions, we have, at times, acquired land earlier in the development cycle or acquired land zoned for uses other than residential with the potential for rezoning. After we acquire land, we generally shift our focus to construction. Except for certain mid-rise and high-rise apartment communities where we may elect to use third-party general contractors or construction managers, we act as our own general contractor and construction manager. We generally perform these functions directly (and not through a subsidiary) both for ourselves and for the joint ventures and partnerships of which we are a member or a partner. We believe this enables us to achieve higher construction quality, greater control over construction schedules and significant cost savings. Our development, property management and construction teams monitor construction progress to ensure high-quality workmanship and a smooth and timely transition into the leasing and operating phase.

As competition for desirable development opportunities has increased in recent years, we have engaged in more complicated development pursuits. For example, at times we have acquired and may in the future acquire existing commercial buildings with the intent to pursue rezoning, tenant terminations or expirations and demolition of the existing structures. Generally, while we hold these buildings for development, the revenue from these operations, net of any operating expenses, is accounted for as a reduction in our investment in the development pursuit and not as net income. We have also participated, and may in the future participate, in master planned or other large multi-use developments where we commit to build infrastructure (such as roads) to be used by other participants or commit to act as construction manager or general contractor in building structures or spaces for third parties (such as municipal garages or parks). Costs we incur in connection with these activities may be accounted for as additional invested capital in the community or we may earn fee income for providing these services. Particularly with large scale, urban in-fill developments, we may engage in significant environmental remediation efforts to prepare a site for construction.
Throughout this report, the term “development” is used to refer to the entire property development cycle, including pursuit of zoning approvals, procurement of architectural and engineering designs and the construction process. References to “construction” refer to the actual construction of the property, which is only one element of the development cycle.
Redevelopment Strategy. When we undertake the redevelopment of a community, our goal is to generally renovate and/or rebuild an existing community so that our total investment is generally below replacement cost and the community is one of the highest quality apartment communities or best rental values for an apartment community in its local area. We have established procedures to minimize both the cost and risks of redevelopment. Our redevelopment teams, which include key redevelopment, construction and property management personnel, monitor redevelopment progress. We believe we achieve significant cost savings by acting as our own general contractor. More importantly, this helps to ensure high-quality design and workmanship and a smooth and timely transition into the lease-up and restabilization phase.
Throughout this report, the term “redevelopment” is used to refer to the entire redevelopment cycle, including planning and procurement of architectural and engineering designs, budgeting and actual renovation work. The actual renovation work is referred to as “reconstruction,” which is only one element of the redevelopment cycle.
Disposition Strategy. We sell assets when market conditions are favorable and redeploy the proceeds from those sales to develop, redevelop and acquire communities and to rebalance our portfolio across geographic regions. This also allows us to realize a portion of the value created through our investment, and provides additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising that amount of capital externally by issuing debt or equity securities. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price of each proposal.
Acquisition Strategy. Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. From time to time, in order to achieve rapid penetration into markets that are generally supply constrained and in which we desire an increased presence, or to help us achieve our desired product mix or rebalance our portfolio, we have acquired existing apartment communities. In 2005 we closed on the Fund, which during its investment period (ending no later than March 2008) will be our exclusive vehicle for acquiring apartment communities, subject to certain exceptions. Over the next several years, we expect to increase our acquisition activity through the Fund, focusing in particular on communities in our markets that can benefit from redevelopment, repositioning or market cycle opportunities.
Property Management Strategy. We intend to increase operating income through innovative, proactive property management that will result in higher revenue from communities and controlled operating expenses.
Our principal strategies to maximize revenue include:
•	strong focus on resident satisfaction;

•	staggering lease terms such that lease expirations are better matched to traffic patterns;

•	balancing high occupancy with premium pricing, and increasing rents as market conditions permit; and

•	managing community occupancy for optimal rental revenue levels.

Controlling operating expenses is another way in which we intend to increase earnings growth. Growth in our portfolio and the resulting increase in revenue allows for fixed operating costs to be spread over a larger volume of revenue, thereby increasing operating margins. We control operating expenses as follows:
•	we receive and approve invoices on-site to ensure careful monitoring of budgeted versus actual expenses;

•	we purchase supplies in bulk where possible;

•	we bid third-party contracts on a volume basis;

•	we strive to retain residents through high levels of service in order to eliminate the cost of preparing an apartment home for a new resident and to reduce marketing and vacant apartment utility costs;

•	we perform turnover work in-house or hire third-parties, generally depending upon the least costly alternative;

•	we undertake preventive maintenance regularly to maximize resident satisfaction and property and equipment life; and

•	we aggressively pursue real estate tax appeals.
On-site property management teams receive bonuses based largely upon the net operating income produced at their respective communities. We use and continuously seek ways to improve technology applications to help manage our communities, believing that the accurate collection of financial and resident data will enable us to maximize revenue and control costs through careful leasing decisions, maintenance decisions and financial management.
We generally manage the operation and leasing activity of our communities directly (and not through a subsidiary) both for ourselves and the joint ventures and partnerships of which we are a member or a partner.
From time to time, we also pursue or arrange ancillary services for our residents to provide additional revenue sources or increase resident satisfaction. In general, as a REIT we cannot directly provide services to our tenants that are not customarily provided by a landlord, nor can we share in the income of a third party that provides such services. However, we can provide such non-customary services to residents or share in the revenue from such services if we do so through a “taxable REIT subsidiary,” which is a subsidiary that is treated as a “C corporation” and is therefore subject to federal income taxes. We have used taxable REIT subsidiaries on a limited basis, such as to receive a commission from a recommended vendor used by residents.
Financing Strategy. We have consistently maintained, and intend to continue to maintain, a capital structure that is aligned to the business risks presented by our corporate strategy. At December 31, 2005, our debt-to-total market capitalization was 26.1%, and our long-term floating rate debt, not including borrowings under our unsecured credit facility, was 2.3% of total market capitalization. Total market capitalization reflects the aggregate of the market value of our common stock, the market value of our operating partnership units outstanding (based on the market value of our common stock), the liquidation preference of our preferred stock and the outstanding principal amount of our debt. We believe that debt-to-total market capitalization can be one useful measure of a real estate operating company’s long-term liquidity and balance sheet strength, because it shows an approximate relationship between a company’s total debt and the current total market value of its assets based on the current price at which the company’s common stock trades. However, because debt-to-total market capitalization changes with fluctuations in our stock price, which occurs regularly, our debt-to-total market capitalization may change even when our earnings and debt levels remain stable.
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

We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies) or partnerships through which we would own an indirect economic interest of less than 100% of the community or communities owned directly by such joint venture or partnership. Our decision whether to hold an apartment community in fee simple or to have an indirect interest in the community through a joint venture or partnership is based on a variety of factors and considerations, including: (i) the economic and tax terms required by a seller of land or of a community, who may prefer that (or who may require less payment if) the land or community is contributed to a joint venture or partnership; (ii) our desire to diversify our portfolio of communities by market, submarket and product type; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement.
We have invested in the AvalonBay Value Added Fund, L.P., a private, discretionary investment vehicle (the “Fund”), which will acquire and operate apartment communities in our markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the exclusive vehicle through which we will acquire apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund, if any. The Fund will not restrict our development activities, and will terminate after a term of eight years, subject to two one-year extensions. The Fund has nine institutional investors, including us, with combined capital commitments of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that will qualify as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $11,600,000 has been invested as of January 31, 2006) representing a 15.2% combined general partner and limited partner equity interest. Under the Fund documents, the Fund has the ability to employ leverage through debt financings up to 65% on a portfolio basis, which, if achieved, would enable the Fund to invest up to $940,000,000.
In addition, we may, from time to time, offer shares of our equity securities, debt securities or options to purchase stock in exchange for property.
Other Strategies and Activities. While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. On occasion, we own and operate retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area) or (ii) we believe the retail space will enhance the attractiveness of the community to residents. As of December 31, 2005, we had a total of 269,289 square feet of rentable retail space that produced gross rental revenue in 2005 of $3,896,000 (0.55% of total revenue). If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. At present, we expect to develop with the intent to sell, directly through a taxable REIT subsidiary or indirectly through a joint venture partnership, one or more parcels. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.
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
Competition
We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies and other apartment REITs, to acquire and develop apartment communities and acquire land for future development. As an owner and operator of apartment communities, we also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value proposition given the quality, location and amenities that the resident seeks. We also compete with the condominium and single-family home markets. Although we often compete against large sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition for both real estate assets and potential residents.
Environmental and Related Matters
As a current or prior owner, operator and developer of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental factors at our communities. For some development communities, we undertake significant environmental remediation to prepare the site for construction. Environmental remediation efforts could expose us to possible liabilities for accidents or improper handling of toxins during construction. These and other risks related to environmental matters are described in more detail in Item 1a., “Risk Factors”.
Other Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investor Relations” section of our website (www.avalonbay.com) as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board’s Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Corporate Governance Guidelines and Code of Conduct, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia 22314, Attention: Chief Financial Officer.
We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of December 31, 2005, we had 1,647 employees.

ITEM 1a.          RISK FACTORS
Our operations involve various risks that could have adverse consequences, including those described below. This Item 1a includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements on page 61.
Development, redevelopment and construction risks could affect our profitability.
We intend to continue to develop and redevelop apartment home communities. These activities may be exposed to the following risks:
•	we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•	we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;

•	we may incur costs that exceed our original estimates due to increased material, labor or other costs;

•	occupancy rates and rents at a community may fail to meet our expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;

•	we may be unable to complete construction and lease up of a community on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•	we may be unable to obtain financing with favorable terms, or at all, for the proposed development of a community, which may cause us to delay or abandon an opportunity;

•	we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties, such as the construction of shared infrastructure or other improvements; and

•	we may incur liability if our communities are not constructed and operated in compliance with the accessibility provisions of the Americans with Disabilities Acts or the Fair Housing Act. Noncompliance could result in imposition of fines, an award of damages to private litigants, and a requirement that we undertake structural modifications to remedy the noncompliance. We are currently engaged in a lawsuit alleging noncompliance with these statutes. See “Legal Proceedings.”
We project construction costs based on market conditions at the time we prepare our budgets, and our projections include changes that we anticipate but cannot predict with certainty. Construction costs have been increasing, particularly for materials such as steel, concrete and lumber, and, for some of our Development Communities and Development Rights, the total construction costs may be higher than the original budget. Total capitalized cost includes all capitalized costs projected to be incurred to develop or redevelop a community, determined in accordance with GAAP, including:
•	land and/or property acquisition costs;

•	construction or reconstruction costs;

•	costs of environmental remediation;

•	real estate taxes;

•	capitalized interest;

•	loan fees;

•	permits;

•	professional fees;

•	allocated development or redevelopment overhead; and

•	other regulatory fees.

Costs to redevelop communities that have been acquired have, in some cases, exceeded our original estimates and similar increases in costs may be experienced in the future. We cannot assure you that market rents in effect at the time new development or redevelopment communities complete lease-up will be sufficient to fully offset the effects of any increased construction or reconstruction costs.
Unfavorable changes in market and economic conditions could hurt occupancy or rental rates.
Local conditions in our markets significantly affect occupancy or rental rates at our communities. The risks that may adversely affect conditions in those markets include the following:
•	plant closings, industry slowdowns and other factors that adversely affect the local economy;

•	an oversupply of, or a reduced demand for, apartment homes;

•	a decline in household formation or employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases; and

•	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents to offset increases in operating costs.
Changes in applicable laws, or noncompliance with applicable laws, could adversely affect our operations or expose us to liability.
We must operate our communities in compliance with numerous federal, state and local laws and regulations, including landlord tenant laws and other laws generally applicable to business operations. Noncompliance with laws could expose us to liability. We are currently engaged in settling a lawsuit related to our handling of security deposits in California. See “Legal Proceedings.”
Compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or (iii) other governmental rules and regulations or enforcement policies affecting the use and operation of our communities, including changes to building codes and fire and life-safety codes, may result in lower revenue growth or significant unanticipated expenditures.
Short-term leases expose us to the effects of declining market rents.
Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
Competition could limit our ability to lease apartment homes or increase or maintain rents.
Our apartment communities compete with other housing alternatives to attract residents, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.
Attractive investment opportunities may not be available, which could adversely affect our profitability.
We expect that other real estate investors, including insurance companies, pension funds, other REITs and other well-capitalized investors, will compete with us to acquire existing properties and to develop new properties. This competition could increase prices for properties of the type we would likely pursue and adversely affect our profitability.

Insufficient cash flow could affect our debt financing and create refinancing risk.
We are subject to the risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In this regard, we note that we are required to annually distribute dividends generally equal to at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain, in order for us to continue to qualify as a REIT, and this requirement limits the amount of our cash flow available to meet required principal and interest payments. The principal outstanding balance on a portion of our debt will not be fully amortized prior to its maturity. Although we may be able to repay our debt by using our cash flows, we cannot assure you that we will have sufficient cash flows available to make all required principal payments. Therefore, we may need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that a refinancing will not be done on as favorable terms, either of which could have a material adverse effect on our financial condition and results of operations.
Rising interest rates could increase interest costs and could affect the market price of our common stock.
We currently have, and may in the future incur, variable interest rate debt. Accordingly, if interest rates increase, our interest costs will also rise, unless we have made arrangements that hedge the risk of rising interest rates. In addition, an increase in market interest rates may lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock.
Bond financing and zoning compliance requirements could limit our income, restrict the use of communities and cause favorable financing to become unavailable.
We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2005, approximately 6.1% of our apartment homes at current operating communities were under use limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years) may limit our ability to raise rents aggressively and, in consequence, can also limit increases in the value of the communities subject to these restrictions.
In addition, some of our tax-exempt bond financing documents require us to obtain a guarantee from a financial institution of payment of the principal of, and interest on, the bonds. The guarantee may take the form of a letter of credit, surety bond, guarantee agreement or other additional collateral. If the financial institution defaults in its guarantee obligations, or if we are unable to renew the applicable guarantee or otherwise post satisfactory collateral, a default will occur under the applicable tax-exempt bonds and the community could be foreclosed upon.
Risks Related to Indebtedness.
We have a $500,000,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks, and Bank of America, serving as bank and administrative agent. The credit facility prohibits us from paying dividends in amounts that exceed 95% of our funds from operations, provided that we may pay dividends in excess of 95% of our funds from operations as required to maintain our qualification as a REIT. Our organizational documents do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, subject to compliance with outstanding debt covenants, we could incur more debt, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations.
The mortgages on those of our properties subject to secured debt, our unsecured credit facility and the indentures under which a substantial portion of our debt was issued contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these restrictions could limit our flexibility. A default in these requirements, if uncured, could result in a requirement that we repay indebtedness, which could severely affect our liquidity and increase our financing costs.
Failure to generate sufficient revenue could limit cash flow available for distributions to stockholders.
A decrease in rental revenue could have an adverse effect on our ability to pay distributions to our stockholders and our ability to maintain our status as a REIT. Significant expenditures associated with each community such as debt service payments, if any, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from a community.
Debt financing may not be available and equity issuances could be dilutive to our stockholders.
Our ability to execute our business strategy depends on our access to an appropriate blend of debt and equity financing. Debt financing may not be available in sufficient amounts or on favorable terms. If we issue additional equity securities, the interests of existing stockholders could be diluted.
Difficulty of selling apartment communities could limit flexibility.
Federal tax laws may limit our ability to earn a gain on the sale of a community (unless we own it through a subsidiary which will incur a taxable gain upon sale) if we are found to have held, acquired or developed the community primarily with the intent to resell the community, and this limitation may affect our ability to sell communities without adversely affecting returns to our stockholders. In addition, real estate in our markets can at times be hard to sell, especially if market conditions are poor. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the apartment communities in our portfolio promptly in response to changes in economic or other conditions.
Acquisitions may not yield anticipated results.
Subject to the requirements related to the Fund discussed below, we may in the future acquire apartment communities on a select basis. Our acquisition activities and their success may be exposed to the following risks:
•	an acquired property may fail to perform as we expected in analyzing our investment; and

•	our estimate of the costs of repositioning or redeveloping an acquired property may prove inaccurate.
Failure to succeed in new markets or in activities other than the development, ownership and operation of residential rental communities may have adverse consequences.
We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. As noted in the business description above, we also own and operate retail space when a retail component represents the best use of the space, as is often the case with large urban in-fill developments. Also as noted in the business description above, we expect to develop, directly or through a joint venture partnership, one or more parcels with the intent to sell, which we believe represents the best use for those parcels. Our historical experience in our existing markets in developing, owning and operating rental communities does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in these other activities. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local apartment market conditions; an inability to obtain land for development or to identify appropriate acquisition opportunities; an inability to hire and retain key personnel; and lack of familiarity with local governmental and permitting procedures. We may be unsuccessful in owning and operating retail space at our communities or in developing real estate with the intent to sell.

Risks involved in real estate activity through joint ventures.
Instead of acquiring or developing apartment communities directly, at times we invest as a partner or a co-venturer. Partnership or joint venture investments involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner might at any time have business goals which are inconsistent with ours; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction.
Risks associated with our discretionary investment fund.
We have formed the Fund which, through a wholly-owned subsidiary, we manage as the general partner and to which we have committed $50,000,000, representing a 15.2% equity interest. This presents risks, including the following:
•	investors in the Fund may fail to make their capital contributions when due and, as a result, the Fund may be unable to execute its investment objectives;

•	our subsidiary that is the general partner of the Fund is generally liable, under partnership law, for the debts and obligations of the Fund, subject to certain exculpation and indemnification rights pursuant to the terms of the partnership agreement of the Fund;

•	investors in the Fund holding a majority of the partnership interests may remove us as the general partner without cause, subject to our right to receive an additional nine months of management fees after such removal and our right to acquire one of the properties then held by the Fund;

•	while we have broad discretion to manage the Fund and make investment decisions on behalf of the Fund, the investors or an advisory committee comprised of representatives of the investors must approve certain matters, and as a result we may be unable to cause the Fund to make certain investments or implement certain decisions that we consider beneficial;

•	we are generally prohibited from making acquisitions of apartment communities outside of the Fund until the earlier of March 16, 2008 or until 80% of the Fund’s committed capital is invested, subject to certain exceptions; and

•	we may be liable if either the Fund, or the REIT through which a number of investors have invested in the Fund and which we manage, fails to comply with various tax or other regulatory matters.
Risk of earthquake damage.
As further described in Item 2., “Communities — Insurance and Risk of Uninsured Losses,” many of our West Coast communities are located in the general vicinity of active earthquake faults. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.
A significant uninsured property or liability loss could have a material adverse effect on our financial condition and results of operations.
In addition to the earthquake insurance discussed above, we carry commercial general liability insurance, property insurance and terrorism insurance with respect to our communities on terms we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a community, as well as the anticipated future revenues from such community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could materially and adversely affect our business and our financial condition and results of operations.
We may incur costs and increased expenses to repair property damage resulting from inclement weather.
Particularly in the Northeast and Midwest we are exposed to risks associated with inclement winter weather, including increased costs for the removal of snow and ice as well as from delays in construction. In addition, inclement weather could increase the need for maintenance and repair of our communities.
We may incur costs due to environmental contamination.
Under various federal, state and local environmental laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our properties and may be held liable to a governmental entity or to third parties for property or personal injury damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial. The presence of such substances, or the failure to properly remediate the contamination, may adversely affect our ability to borrow against, sell or rent the affected property.
In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination.
Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of renovation or demolition of a building. These laws may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. We are not aware that any ACMs were used in the construction of the communities we developed. ACMs were, however, used in the construction of several of the communities that we acquired. We implement an operations and maintenance program at each of the communities at which ACMs are detected. We do not anticipate that we will incur any material liabilities as a result of the presence of ACMs at our communities.
We are aware that some of our communities have lead paint and have implemented an operations and maintenance program at each of those communities. We do not anticipate that we will incur any material liabilities as a result of the presence of lead paint at our communities.
All of our stabilized operating communities, and all of the communities that we are currently developing or redeveloping, have been subjected to at least a Phase I or similar environmental assessment, which generally does not involve invasive techniques such as soil or ground water sampling. These assessments, together with subsurface assessments conducted on some properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operation. In connection with our ownership, operation and development of communities, from time to time we undertake substantial remedial action in response to the presence of subsurface or other contaminants. In some cases, an indemnity exists upon which we may be able to rely if environmental liability arises from the contamination or remediation costs exceed estimates. There can be no assurance, however, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that environmental liability arises.
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
We cannot assure you that:
•	the environmental assessments described above have identified all potential environmental liabilities;

•	no prior owner created any material environmental condition not known to us or the consultants who prepared the assessments;

•	no environmental liabilities have developed since the environmental assessments were prepared;

•	the condition of land or operations in the vicinity of our communities, such as the presence of underground storage tanks, will not affect the environmental condition of our communities;

•	future uses or conditions, including, without limitation, changes in applicable environmental laws and regulations, will not result in the imposition of environmental liability; and

•	no environmental liabilities will arise at communities that we have sold for which we may have liability.
Failure to qualify as a REIT would cause us to be taxed as a corporation, which would significantly reduce funds available for distribution to stockholders.
If we fail to qualify as a REIT for federal income tax purposes, we will be subject to federal income tax on our taxable income at regular corporate rates (subject to any applicable alternative minimum tax). In addition, unless we are entitled to relief under applicable statutory provisions, we would be ineligible to make an election for treatment as a REIT for the four taxable years following the year in which we lose our qualification. The additional tax liability resulting from the failure to qualify as a REIT would significantly reduce or eliminate the amount of funds available for distribution to our stockholders. Furthermore, we would no longer be required to make distributions to our stockholders. Thus, our failure to qualify as a REIT could also impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock.
We believe that we are organized and qualified as a REIT, and we intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as a REIT, or that we will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of this qualification.
Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property and on taxable income that we do not distribute to our shareholders. In addition, we may engage in activities through taxable subsidiaries and will be subject to federal income tax at regular corporate rates on the income of those subsidiaries.

The ability of our stockholders to control our policies and effect a change of control of our company is limited by certain provisions of our charter and bylaws and by Maryland law.
There are provisions in our charter and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:
Our charter authorizes our Board of Directors to issue up to 50,000,000 shares of preferred stock without stockholder approval and to establish the preferences and rights, including voting rights, of any series of preferred stock issued. The board of directors may issue preferred stock without stockholder approval, which could allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or a change in control.
To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals at any time during the last half of any taxable year. To maintain this qualification, and to otherwise address concerns about concentrations of ownership of our stock, our charter generally prohibits ownership (directly, indirectly by virtue of the attribution provisions of the Internal Revenue Code, or beneficially as defined in Section 13 of the Securities Exchange Act) by any single stockholder of more than 9.8% of the issued and outstanding shares of any class or series of our stock. In general, under our charter, pension plans and mutual funds may directly and beneficially own up to 15% of the outstanding shares of any class or series of stock. Under our charter, our board of directors may in its sole discretion waive or modify the ownership limit for one or more persons. These ownership limits may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of common stock.
Our bylaws provide that the affirmative vote of holders of a majority of all of the shares entitled to be cast in the election of directors is required to elect a director. In a contested election, if no nominee receives the vote of holders of a majority of all of the shares entitled to be cast, the incumbent directors would remain in office. This requirement may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of common stock.
As a Maryland corporation, we are subject to the provisions of the Maryland General Corporation Law. Maryland law imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions may occur, which may delay or prevent offers to acquire us or increase the difficulty of completing any offers, even if they are in our stockholders’ best interests. In addition, other provisions of the Maryland General Corporation Law permit the Board of Directors to make elections and to take actions without stockholder approval (such as classifying our Board such that the entire Board is not up for reelection annually) that, if made or taken, could have the effect of discouraging or delaying a change in control.
ITEM 1b.          UNRESOLVED STAFF COMMENTS
None.

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
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2005, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2004, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For communities that we wholly-own, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s acquisition cost. The definition of substantial redevelopment may differ for communities owned through a joint venture arrangement.
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
In addition, we own approximately 60,000 square feet of office space in Alexandria, Virginia, for our corporate office, with all other regional and administrative offices leased under operating leases.

As of December 31, 2005, our communities were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	30	7,657
Mid-Atlantic	13	4,247
Midwest	3	887
Pacific Northwest	10	2,500
Northern California	30	8,758
Southern California	10	3,207

Total Established	96	27,256

Other Stabilized Communities:
Northeast	24	7,419
Mid-Atlantic	6	2,106
Midwest	3	809
Pacific Northwest	2	611
Northern California	2	445
Southern California	6	1,665

Total Other Stabilized	43	13,055

Lease-Up Communities	2	595

Redevelopment Communities	2	506

Total Current Communities	143	41,412

Development Communities	15	4,062

Development Rights	47	12,495

Our holdings under each of the above categories are discussed on the following pages.
Current Communities
Our Current Communities are primarily garden-style apartment communities consisting of two and three-story buildings in landscaped settings. In January 2006, we disposed of two communities containing an aggregate of 473 apartment homes. The Current Communities, as of January 31, 2006, include 106 garden-style (of which 14 are mixed communities and include townhomes), 20 high-rise and 15 mid-rise apartment communities. The Current Communities offer many attractive amenities including some or all of the following:
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
Our Current Communities are located in the following geographic markets:

	Number of		Number of apartment		Percentage of total
	communities at		homes at		apartment homes at
	1-1-05	1-31-06	1-1-05	1-31-06	1-1-05	1-31-06

Northeast	52	54	14,315	15,509	35.7%	37.9%
Boston, MA	17	17	4,127	4,352	10.3%	10.6%
Fairfield County, CT	16	16	4,108	4,375	10.2%	10.7%
Long Island, NY	4	3	1,171	915	2.9%	2.2%
Northern New Jersey	4	3	1,451	1,182	3.6%	2.9%
Central New Jersey	4	5	1,440	1,752	3.6%	4.3%
New York, NY	7	10	2,018	2,933	5.0%	7.2%

Mid-Atlantic	22	21	6,991	6,859	17.4%	16.8%
Baltimore, MD	6	6	1,224	1,224	3.0%	3.0%
Washington, DC	16	15	5,767	5,635	14.4%	13.8%

Midwest	5	6	1,500	1,696	3.7%	4.1%
Chicago, IL	5	6	1,500	1,696	3.7%	4.1%

Pacific Northwest	12	12	3,138	3,111	7.8%	7.6%
Seattle, WA	12	12	3,138	3,111	7.8%	7.6%

Northern California	32	31	9,424	8,892	23.5%	21.7%
Oakland-East Bay, CA	6	7	2,090	2,089	5.2%	5.1%
San Francisco, CA	9	9	2,015	2,015	5.0%	4.9%
San Jose, CA	17	15	5,319	4,788	13.3%	11.7%

Southern California	15	16	4,774	4,872	11.9%	11.9%
Los Angeles, CA	6	7	2,366	2,448	5.9%	6.0%
Orange County, CA	5	6	1,174	1,366	2.9%	3.3%
San Diego, CA	4	3	1,234	1,058	3.1%	2.6%

	138	140	40,142	40,939	100.0%	100.0%

We manage and operate all of our Current Communities. During the year ended December 31, 2005, we completed construction of 1,971 apartment homes in seven communities, acquired 604 apartment homes in four communities and sold 1,305 apartment homes in seven communities. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 13.8 years. When adjusted to accommodate for redevelopment activity, the average age of our Current Communities is 8.6 years.
Of the Current Communities, as of January 31, 2006, we own:
•	a fee simple, or absolute, ownership interest in 111 operating communities, four of which are on land subject to land leases expiring in July 2029, January 2062, April 2095 and March 2142;

•	a fee simple ownership interest in an operating community which recently completed construction and will be transferred to a joint venture upon satisfaction of certain conditions;

•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest and an indirect limited partnership interest in the Fund, which owns a fee simple interest in eight operating communities;

•	a general partnership interest in five partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 14 communities; and

•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community, two of which are on land subject to land leases expiring in December 2026 and November 2089.

We also hold a fee simple ownership interest in 14 of the Development Communities, one of which will be subject to a joint venture ownership structure upon construction completion, in addition to a membership interest in one limited liability company that owns a Development Community, which is subject to a land lease expiring in December 2103.
In each of our five partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2006, there were 235,665 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion/	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/05	2005		2004		Apt (4)	Sq. Ft.		(5)

CURRENT COMMUNITIES

NORTHEAST
Boston, MA
Avalon at Center Place (11)	Providence, RI	225	222,834	1.2	1991/1997	990	92.0%	95.6%		94.9%		$2,129	$2.05		$28,470
Avalon at Crane Brook	Danvers & Peabody, MA	387	410,454	20.0	N/A	1,271	94.6%	85.6	%(3)	40.4%		1,317	1.06	(3)	54,311
Avalon at Faxon Park	Quincy, MA	171	175,649	8.3	1998	1,027	95.3%	95.7%		95.6%		1,593	1.48		15,521
Avalon at Flanders Hill	Westborough, MA	280	299,828	62.0	2003	1,099	97.1%	97.0%		94.6%		1,475	1.34		37,179
Avalon at Lexington	Lexington, MA	198	230,277	16.1	1994	1,163	95.5%	97.1%		97.1%		1,737	1.45		15,833
Avalon at Newton Highlands (8)	Newton, MA	294	339,484	7.0	2003	1,177	96.3%	96.0%		88.8%		2,136	1.77		56,628
Avalon at Prudential Center	Boston, MA	781	732,237	1.0	1968/1998	938	99.2%	96.8	%(2)	96.3	%(2)	2,820	2.91	(2)	156,501
Avalon at Steven’s Pond	Saugus, MA	326	381,825	82.6	2004	1,106	96.9%	94.6%		84.0	%(3)	1,586	1.28		54,306
Avalon at The Pinehills I	Plymouth, MA	101	151,712	6.0	2004	1,954	97.0%	83.9%		31.1%		1,819	1.02		19,893
Avalon Essex	Peabody, MA	154	198,478	11.1	2000	1,289	97.4%	96.6%		96.8	%(3)	1,637	1.23		21,753
Avalon Estates	Hull, MA	162	193,418	55.0	2001	1,194	95.1%	94.9%		96.2%		1,523	1.21		20,358
Avalon Ledges	Weymouth, MA	304	329,822	57.6	2002	1,023	93.8%	94.3%		94.1%		1,438	1.25		36,271
Avalon Oaks	Wilmington, MA	204	229,752	22.5	1999	1,023	90.7%	93.5%		94.9%		1,522	1.26		21,204
Avalon Oaks West	Wilmington, MA	120	133,376	27.0	2002	1,033	96.7%	93.8%		93.6%		1,412	1.19		16,847
Avalon Orchards	Marlborough, MA	156	176,497	23.0	2002	1,219	98.1%	97.2%		95.0%		1,503	1.29		21,076
Avalon Summit	Quincy, MA	245	224,418	8.0	1986/1996	916	96.3%	95.2%		95.7%		1,229	1.28		16,975
Avalon West	Westborough, MA	120	147,472	8.0	1996	1,229	96.7%	96.7%		95.8%		1,426	1.12		11,292
Essex Place	Peabody, MA	286	250,322	18.0	2004	875	97.2%	96.3%		91.7%		1,008	1.11		23,728

Fairfield-New Haven, CT
Avalon at Greyrock Place	Stamford, CT	306	314,600	3.0	2002	1,040	99.0%	97.6%		96.6%		1,983	1.88		70,341
Avalon Corners	Stamford, CT	195	192,174	3.2	2000	986	97.9%	97.3%		94.9%		1,927	1.90		31,857
Avalon Danbury	Danbury, CT	234	235,320	36.0	2005	1,006	82.1%	40.8	%(3)	0.0%		1,912	0.78	(3)	35,291
Avalon Darien	Darien, CT	189	242,533	32.0	2004	1,282	95.8%	97.7%		84.2	%(3)	2,223	1.69		41,513
Avalon Gates	Trumbull, CT	340	379,282	37.0	1997	1,116	98.5%	96.3%		88.2%		1,492	1.29		36,941
Avalon Glen	Stamford, CT	238	229,644	4.1	1991	965	99.2%	98.0%		95.6%		1,761	1.79		32,013
Avalon Haven	North Haven, CT	128	139,972	10.6	2000	1,094	97.7%	95.9%		96.8%		1,526	1.34		13,934
Avalon Milford I	Milford, CT	246	216,746	22.0	2004	886	98.4%	93.9%		47.3	%(3)	1,280	1.36		31,421
Avalon New Canaan (7)	New Canaan, CT	104	131,782	9.1	2002	1,251	92.3%	96.4%		93.2%		2,676	2.04		24,319
Avalon on Stamford Harbor	Stamford, CT	323	323,587	12.1	2003	1,002	94.1%	96.5%		94.8%		2,230	2.15		62,858
Avalon Orange	Orange, CT	168	163,238	9.6	2005	972	99.4%	64.1	%(3)	5.6%		1,436	0.95	(3)	21,931
Avalon Springs	Wilton, CT	102	158,259	12.0	1996	1,552	92.2%	93.9%		95.4%		2,754	1.67		17,137
Avalon Valley	Danbury, CT	268	300,044	17.1	1999	1,070	98.1%	94.9%		95.6%		1,603	1.36		26,193
Avalon Walk I & II	Hamden, CT	764	766,604	38.4	1992/1994	996	96.5%	93.2%		92.8%		695	0.64		59,372

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion/	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/05	2005		2004		Apt (4)	Sq. Ft.		(5)
Long Island, NY
Avalon at Glen Cove South	Glen Cove, NY	256	261,425	4.0	2004	1,050	96.1%	95.8%		46.8	%(3)	2,139	2.01		67,575
Avalon Commons	Smithtown, NY	312	377,240	20.6	1997	1,209	98.4%	97.4%		97.7%		1,966	1.58		33,602
Avalon Court	Melville, NY	494	596,942	35.4	1997/2000	1,208	96.8%	96.8%		95.4%		2,270	1.82		59,685
Avalon Pines I	Coram, NY	298	362,124	32.0	2005	1,485	95.6%	71.6	%(3)	8.3%		1,716	1.01	(3)	50,312
Avalon Towers	Long Beach, NY	109	124,611	1.3	1990/1995	1,143	96.3%	97.7	%(2)	97.0%		3,209	2.74	(2)	21,184

Northern New Jersey
Avalon at Edgewater	Edgewater, NJ	408	428,611	7.6	2002	1,051	96.1%	96.3%		92.8%		2,063	1.89		74,927
Avalon at Florham Park	Florham Park, NJ	270	330,410	41.9	2001	1,224	98.1%	96.4%		93.4%		2,310	1.82		41,743
Avalon Cove	Jersey City, NJ	504	575,334	11.0	1997	1,142	97.2%	97.5%		96.2%		2,436	2.08		92,564

Central New Jersey
Avalon at Freehold	Freehold, NJ	296	317,331	40.3	2002	1,072	97.0%	95.6%		95.3%		1,657	1.48		34,526
Avalon Run East	Lawrenceville, NJ	206	257,938	27.1	1996	1,287	94.7%	96.0%		94.9%		1,561	1.20		16,358
Avalon Run East II	Lawrenceville, NJ	312	341,320	70.5	N/A	1,095	96.8%	87.6	%(3)	28.9%		1,578	1.26	(3)	52,084
Avalon Watch	West Windsor, NJ	512	486,069	64.4	1988	949	95.7%	95.3%		94.4%		1,325	1.33		30,137

New York, NY
Avalon Gardens	Nanuet, NY	504	608,842	62.5	1998	1,208	97.8%	97.8%		95.9%		1,957	1.58		54,817
Avalon Green	Elmsford, NY	105	113,538	16.9	1995	1,081	98.1%	96.3%		94.2%		2,064	1.84		12,826
Avalon on the Sound (11)	New Rochelle, NY	412	372,860	2.4	2001	905	96.4%	96.2%		93.0%		2,125	2.26		116,359
Avalon Riverview I (11)	Long Island City, NY	372	332,947	1.0	2002	895	97.0%	96.7%		94.4%		2,794	3.02		94,442
Avalon View	Wappingers Falls, NY	288	327,547	41.0	1993	1,137	92.4%	92.7%		93.6%		1,327	1.08		19,099
Avalon Willow	Mamaroneck, NY	227	199,842	4.0	2000	880	99.6%	96.4%		95.0%		1,969	2.16		47,394
The Avalon	Bronxville, NY	110	119,410	1.5	1999	1,085	98.2%	96.4%		94.8%		3,263	2.90		31,335

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	Columbia, MD	401	386,344	23.8	1987/1996	1,005	97.7%	94.7%		95.7%		1,108	1.09		22,389
Avalon at Fairway Hills III	Columbia, MD	342	337,683	20.2	1987/1996	1,005	94.9%	91.1	%(2)	N/A		1,076	0.99	(2)	28,237
Avalon at Symphony Glen	Columbia, MD	176	179,880	10.0	1986	1,022	87.5%	95.9%		96.4%		1,176	1.10		9,308
Avalon Landing	Annapolis, MD	158	117,033	13.8	1984/1995	741	100.0%	97.2%		96.2%		1,100	1.44		10,028

Washington, DC
AutumnWoods	Fairfax, VA	420	355,228	24.3	1989/1996	846	93.6%	95.2%		96.6%		1,147	1.29		31,218
Avalon at Arlington Square	Arlington, VA	842	901,120	20.1	2001	1,070	97.0%	94.7%		94.6%		1,612	1.43		112,544
Avalon at Ballston — Washington Towers	Arlington, VA	344	294,954	4.1	1990	857	99.1%	97.2%		97.0%		1,501	1.70		37,950
Avalon at Cameron Court	Alexandria, VA	460	467,292	16.0	1998	1,016	98.9%	95.3%		95.1%		1,593	1.49		43,445
Avalon at Decoverly	Rockville, MD	368	368,374	24.0	1991/1995	1,001	98.4%	95.3%		95.2%		1,282	1.22		32,036
Avalon at Foxhall	Washington, DC	308	297,875	2.7	1982	967	95.8%	94.3%		91.8	%(2)	1,934	1.89		44,060
Avalon at Gallery Place I	Washington, DC	203	184,230	0.5	2003	903	97.0%	95.6%		73.5%		2,076	2.19		48,816
Avalon at Grosvenor Station (8)	North Bethesda, MD	497	477,459	10.0	2004	963	98.4%	95.7%		68.0	%(3)	1,466	1.46		81,453
Avalon at Providence Park	Fairfax, VA	141	148,282	9.3	1988/1997	1,052	97.2%	96.8%		96.8%		1,301	1.20		11,521
Avalon at Rock Spring (9) (11)	North Bethesda, MD	386	388,232	10.2	2003	1,006	96.6%	94.9%		88.9%		1,539	1.45		46,035
Avalon at Traville	North Potomac, MD	520	573,717	47.9	2004	1,103	97.1%	94.7%		58.2	%(3)	1,470	1.26		69,891
Avalon Crescent	McLean, VA	558	613,426	19.1	1996	1,099	96.1%	96.2%		95.4%		1,675	1.47		57,571
Avalon Fields I & II	North Potomac, MD	288	292,282	9.2	1998	1,050	94.4%	95.2%		97.0%		1,296	1.22		22,750
Avalon Knoll	Germantown, MD	300	290,544	26.7	1985	968	99.3%	95.8%		94.8%		1,078	1.07		9,199

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic			Average
			Approx.		Year of	Average	Physical	occupancy			rental rate			Financial
		Number of	rentable area		completion/	size	occupancy at				$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/05	2005		2004	Apt (4)	Sq. Ft.		(5)
MIDWEST
Chicago, IL
200 Arlington Place	Arlington Heights, IL	409	346,416	2.8	1987/2000	848	95.4%	95.0%		92.1%	1,301	1.46		50,160
Avalon at Danada Farms (8)	Wheaton, IL	295	350,606	19.2	1997	1,188	94.2%	95.6%		93.6%	1,289	1.04		38,556
Avalon at Stratford Green (8)	Bloomingdale, IL	192	237,084	12.7	1997	1,235	96.9%	95.1%		93.2%	1,289	0.99		22,163
Avalon at West Grove (8)	Westmont, IL	400	388,500	17.4	1967	971	93.3%	96.2%		93.6%	850	0.84		31,035

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek (8)	Redmond, WA	264	288,250	22.2	1998	1,092	97.0%	94.6%		93.8%	1,109	0.96		34,766
Avalon Bellevue	Bellevue, WA	202	167,069	1.7	2001	827	96.5%	95.8%		94.5%	1,236	1.43		30,862
Avalon Belltown	Seattle, WA	100	82,418	0.7	2001	824	94.0%	95.5%		94.5%	1,474	1.71		18,423
Avalon Brandemoor (8)	Lynwood, WA	424	453,602	27.0	2001	1,070	96.0%	96.6%		95.6%	925	0.84		45,584
Avalon HighGrove (8)	Everett, WA	391	422,482	19.0	2000	1,081	96.4%	94.9%		95.6%	888	0.78		39,776
Avalon Juanita Village (10)	Kirkland, WA	211	207,511	2.9	2005	983	94.8%	45.4	%(3)	N/A	1,380	0.64	(3)	44,077
Avalon ParcSquare (8)	Redmond, WA	124	126,951	2.0	2000	1,024	96.0%	95.4%		94.4%	1,293	1.20		19,244
Avalon Redmond Place (8)	Redmond, WA	222	211,450	8.4	1991/1997	952	95.5%	96.4%		95.3%	1,033	1.04		26,167
Avalon RockMeadow (8)	Bothell, WA	206	243,958	11.2	2000	1,184	97.1%	95.0%		94.7%	1,026	0.82		24,712
Avalon WildReed (8)	Everett, WA	234	259,080	23.0	2000	1,107	96.2%	95.7%		95.2%	875	0.76		23,063
Avalon Wynhaven (8)	Issaquah, WA	333	424,803	11.6	2001	1,276	94.9%	94.0%		91.3%	1,185	0.87		52,734

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	Union City, CA	208	150,320	8.5	1973/1996	723	98.6%	96.9%		95.6%	1,031	1.38		22,513
Avalon at Willow Creek	Fremont, CA	235	191,935	13.5	1985/1994	817	97.9%	96.9%		95.5%	1,236	1.47		35,614
Avalon Dublin	Dublin, CA	204	179,004	13.0	1989/1997	877	96.6%	96.2%		95.1%	1,319	1.45		27,388
Avalon Fremont I	Fremont, CA	308	316,052	14.3	1994	1,026	98.4%	96.3%		95.3%	1,456	1.37		55,906
Avalon Pleasanton	Pleasanton, CA	456	366,062	14.7	1988/1994	803	98.7%	95.9%		95.0%	1,219	1.46		61,394
Waterford	Hayward, CA	544	452,043	11.1	1985/1986	831	95.6%	94.9%		93.0%	1,125	1.28		60,892

San Francisco, CA
Avalon at Cedar Ridge	Daly City, CA	195	141,411	7.0	1972/1997	725	96.4%	96.0%		95.7%	1,356	1.80		26,136
Avalon at Diamond Heights	San Francisco, CA	154	123,047	3.0	1972/1994	799	98.1%	95.9%		96.2%	1,597	1.92		25,119
Avalon at Mission Bay North	San Francisco, CA	250	243,089	1.4	2003	977	97.6%	95.5%		94.2%	2,636	2.59		92,646
Avalon at Nob Hill	San Francisco, CA	185	108,745	1.4	1990/1995	588	96.2%	96.3%		95.5%	1,528	2.50		28,056
Avalon Foster City	Foster City, CA	288	222,364	11.0	1973/1994	772	97.9%	97.0%		96.2%	1,255	1.58		43,338
Avalon Pacifica	Pacifica, CA	220	186,800	21.9	1971/1995	849	98.6%	96.1%		95.6%	1,422	1.61		31,883
Avalon Sunset Towers	San Francisco, CA	243	171,800	16.0	1961/1996	707	95.9%	97.4%		96.0%	1,613	2.22		28,731
Avalon Towers by the Bay	San Francisco, CA	226	243,090	1.0	1999	1,076	98.7%	96.2%		95.3%	2,554	2.28		67,002
Crowne Ridge	San Rafael, CA	254	221,635	21.9	1973/1996	873	97.6%	95.8%		94.8%	1,266	1.39		32,708

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic		Average
			Approx.		Year of	Average	Physical	occupancy		rental rate		Financial
		Number of	rentable area		completion/	size	occupancy at			$ per	$ per	reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/05	2005	2004	Apt (4)	Sq. Ft.	(5)
San Jose, CA
Avalon at Blossom Hill	San Jose, CA	324	323,496	7.5	1995	998	99.1%	96.2%	95.1%	1,391	1.34	61,751
Avalon at Cahill Park	San Jose, CA	218	218,177	3.8	2002	1,001	95.4%	97.1%	95.6%	1,716	1.66	52,525
Avalon at Creekside	Mountain View, CA	294	215,680	13.0	1962/1997	734	97.3%	96.5%	95.6%	1,178	1.55	43,292
Avalon at Foxchase I & II	San Jose, CA	396	334,956	12.0	1988/1987	844	98.0%	96.0%	96.5%	1,166	1.32	60,299
Avalon at Parkside	Sunnyvale, CA	192	203,990	8.0	1991/1996	1,062	99.5%	97.4%	97.0%	1,535	1.41	38,042
Avalon at Pruneyard	Campbell, CA	252	197,000	8.5	1968/1997	782	98.0%	97.0%	97.6%	1,165	1.45	31,954
Avalon at River Oaks	San Jose, CA	226	210,050	4.0	1990/1996	929	98.7%	96.7%	95.9%	1,360	1.41	44,989
Avalon Campbell	Campbell, CA	348	326,796	10.8	1995	939	98.9%	96.2%	95.7%	1,430	1.46	60,083
Avalon Cupertino	Cupertino, CA	311	293,726	8.0	1999	944	96.5%	96.7%	96.3%	1,589	1.63	49,157
Avalon Mountain View (7)	Mountain View, CA	248	211,552	10.5	1986	853	96.4%	95.1%	96.5%	1,482	1.65	51,189
Avalon on the Alameda	San Jose, CA	305	299,762	8.9	1999	983	98.7%	95.2%	95.3%	1,701	1.65	56,481
Avalon Rosewalk	San Jose, CA	456	448,488	16.6	1997/1999	984	96.5%	95.7%	95.4%	1,346	1.31	78,578
Avalon Silicon Valley	Sunnyvale, CA	710	653,929	13.6	1997	921	96.3%	95.8%	95.4%	1,621	1.69	121,821
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	1.9	2002	1,035	99.5%	96.7%	95.5%	2,231	2.09	65,750
CountryBrook (8)	San Jose, CA	360	322,992	14.0	1985/1996	897	98.3%	96.8%	95.4%	1,236	1.33	48,656
San Marino	San Jose, CA	248	209,000	11.5	1984/1988	843	98.8%	96.7%	96.2%	1,168	1.34	34,628

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	Burbank, CA	748	530,084	14.1	1961/1997	709	97.2%	95.9%	95.9%	1,273	1.72	76,073
Avalon at Warner Center	Woodland Hills, CA	227	191,114	7.0	1979/1998	842	96.9%	97.5%	96.2%	1,482	1.72	26,743
Avalon Glendale (11)	Burbank, CA	223	241,714	5.1	2003	1,084	92.8%	95.7%	86.1%	2,048	1.81	40,233
Avalon Woodland Hills	Woodland Hills, CA	663	594,396	18.2	1989/1997	897	94.3%	96.0%	95.1%	1,386	1.48	72,072
The Promenade	Burbank, CA	400	360,587	6.9	1988/2002	901	96.5%	96.9%	94.7%	1,629	1.75	71,003

Orange County, CA
Avalon at Pacific Bay	Huntington Beach, CA	304	268,000	9.7	1971/1997	882	97.4%	96.7%	96.3%	1,362	1.49	32,124
Avalon at South Coast	Costa Mesa, CA	258	207,672	8.0	1973/1996	805	99.2%	97.2%	95.8%	1,256	1.52	25,247
Avalon Mission Viejo	Mission Viejo, CA	166	124,600	7.8	1984/1996	751	97.0%	95.4%	95.0%	1,156	1.47	13,617
Avalon Newport	Costa Mesa, CA	145	122,415	6.6	1956/1996	844	98.6%	97.5%	95.9%	1,455	1.68	10,353
Avalon Santa Margarita	Rancho Santa Margarita, CA	301	229,593	20.0	1990/1997	763	96.7%	96.5%	95.0%	1,220	1.54	24,145

San Diego, CA
Avalon at Cortez Hill	San Diego, CA	294	226,140	1.4	1973/1998	769	95.6%	95.0%	97.0%	1,352	1.67	34,531
Avalon at Mission Bay	San Diego, CA	564	402,285	12.9	1969/1997	713	95.9%	95.1%	95.2%	1,322	1.76	66,194
Avalon at Mission Ridge	San Diego, CA	200	207,625	4.0	1960/1997	1,038	99.5%	96.1%	96.0%	1,453	1.34	22,288

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion/	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/05	2005		2004		Apt (4)	Sq. Ft.		(5)

DEVELOPMENT COMMUNITIES

Avalon at Bedford Center	Bedford, MA	139	159,704	38.0	N/A	1,149	N/A	N/A		N/A		N/A	N/A		24,131
Avalon at Decoverly II	Rockville, MD	196	182,560	10.8	N/A	931	N/A	N/A		N/A		N/A	N/A		12,225
Avalon at Glen Cove North	Glen Cove, NY	111	101,161	1.3	N/A	911	N/A	N/A		N/A		N/A	N/A		4,684
Avalon at Lyndhurst	Lyndhurst, NJ	328	331,122	5.8	N/A	1,010	N/A	N/A		N/A		N/A	N/A		31,261
Avalon Wilshire	Los Angeles, CA	123	125,109	1.6	N/A	1,017	N/A	N/A		N/A		N/A	N/A		17,587
Avalon Camarillo	Camarillo, CA	249	233,267	10.0	N/A	937	N/A	N/A		N/A		N/A	N/A		34,330
Avalon Chestnut Hill	Chestnut Hill, MA	204	275,563	4.7	N/A	1,351	N/A	N/A		N/A		N/A	N/A		27,767
Avalon Chrystie Place II	New York, NY	206	162,000	1.1	N/A	786	N/A	N/A		N/A		N/A	N/A		30,067
Avalon Danvers	Danvers, MA	433	493,095	75.0	N/A	1,139	N/A	N/A		N/A		N/A	N/A		8,896
Avalon Del Rey (12)	Los Angeles, CA	309	284,636	5.0	N/A	921	N/A	N/A		N/A		N/A	N/A		56,570
Avalon Pines II	Corum, NY	152	185,954	42.0	N/A	1,223	N/A	N/A		N/A		N/A	N/A		18,709
Avalon Riverview North	Long Island City, NY	602	477,657	1.8	N/A	793	N/A	N/A		N/A		N/A	N/A		—
Avalon Shrewsbury	Shrewbury, MA	251	209,548	25.5	N/A	835	N/A	N/A		N/A		N/A	N/A		9,266
Avalon Woburn	Woburn, MA	446	483,995	56.0	N/A	1,085	N/A	N/A		N/A		N/A	N/A		6,104

UNCONSOLIDATED COMMUNITIES

Avalon at Poplar Creek (6)	Schaumburg, IL	196	178,490	12.8	1986	911	95.9%	94.3	%(3)	N/A		1,058	1.10	(3)	N/A
Avalon Bedford (9)	Stamford, CT	368	311,873	4.6	1961/1998	819	97.3%	94.9%		94.2%		1,530	1.71		N/A
Avalon Chrystie Place I (9)(11)	New York, NY	361	266,940	1.5	2005	739	92.2%	62.5	%(3)	N/A		1,563	1.32	(3)	N/A
Avalon Columbia (6)	Columbia, MD	170	177,284	11.3	1989/2004	1,043	90.0%	84.4	%(2)	91.1	%(3)	1,221	0.99	(2)	N/A
Avalon Grove (9)	Stamford, CT	402	365,252	5.1	1996	906	97.0%	96.6%		94.5%		1,969	2.09		N/A
Avalon Lakeside (6)	Wheaton, IL	204	162,821	12.4	2004	798	96.9%	79.6%		90.0	%(3)	891	0.89	(2)	N/A
Avalon Redondo Beach (6)	Redondo Beach, CA	105	85,380	1.2	1971/2004	813	92.4%	95.9%		91.2	%(3)	1,779	2.10		N/A
Avalon Run (7)	Lawrenceville, NJ	426	443,168	9.0	1994	1,010	94.1%	95.5%		91.6%		1,318	1.21		N/A
Civic Center (6)	Norwalk, CA	192	173,568	8.7	1987	904	97.4%	98.6	%(3)	N/A		1,464	1.60	(3)	N/A
Fuller Martel (6)	Los Angeles, CA	82	71,846	0.8	1987	876	97.6%	97.4	%(3)	N/A		1,610	1.79	(3)	N/A
Paseo Park (6)	Fremont, CA	134	105,900	7.0	1987	790	97.0%	96.0	%(3)	N/A		1,165	1.41	(3)	N/A
Ravenswood at the Park (6)	Redmond, WA	400	340,448	24.0	1983/2004	851	97.0%	93.9%		87.7	%(3)	933	1.03		N/A
Avalon at Mission Bay North II (9)(11)(13)	San Francisco, CA	313	291,817	1.5	N/A	932	N/A	N/A	(3)	N/A		N/A	N/A	(3)	N/A
(1)	We own a fee simple interest in the communities listed, excepted as noted below.

(2)	Represents community which was under redevelopment during the year, resulting in lower average economic occupancy and average rental rate per square foot for the year.

(3)	Represents community that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(4)	Represents the average rental revenue per occupied apartment home.

(5)	Costs are presented in accordance with generally accepted accounting principles. For current Development Communities, cost represents total costs incurred through December 31, 2005. Financial reporting costs are excluded for unconsolidated communities, see Note 6, “Investments in Unconsolidated Entities.”

(6)	We own a 15.2% combined general partnership and indirect limited partner equity interest in this community.

(7)	We own a general partnership interest in a partnership that owns a fee simple interest in this community.

(8)	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.

(9)	We own a membership interest in a limited liability company that holds a fee simple interest in this community.

(10)	This community recently completed construction and will be transferred to a joint venture upon satisfaction of certain conditions. We will, own a residual interest in the joint venture with a third party and will receive a property management fee for this community.

(11)	Community is located on land subject to a land lease.

(12)	This community will be subject to a joint venture arrangement upon construction completion.

(13)	This community is in development and is being financed under a joint venture structure with third-party financing, in which the community is owned by a limited liability company managed by one of our wholly-owned subsidiaries.

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large				Non-
	1 BR	2BR		3BR						dryer				storage or	Balcony,			direct	Direct	Homes w/ pre-
						Studios /			Parking	hook-ups or	Vaulted			walk-in	patio, deck	Built-in		access	access	wired security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	units	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems
CURRENT COMMUNITIES (1)

NORTHEAST
Boston, MA
Avalon at Center Place	103	—	112	4	—	6	—	225	371	All	None	None	None	Some	Some	None	No	No	No	None
Avalon at Crane Brook	162	12	175	38	—	—	—	387	658	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon at Faxon Park	68	—	75	28	—	—	—	171	327	All	Some	Some	Some	Most	All	None	No	Yes	No	All
Avalon at Flanders Hill	108	22	120	30	—	—	—	280	589	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon at Lexington	28	25	89	56	—	—		198	362	All	Some	Some	Some	Most	All	None	Yes	Yes	No	None
Avalon at Newton Highlands	90	40	99	55	4	6	—	294	551	All	Some	Some	Some	Most	Most	None	No	No	No	All
Avalon at Prudential Center	361	—	242	—	29	149	—	781	538	None	None	None	None	Most	Some	None	No	No	No	None
Avalon at Steven’s Pond	102	—	202	22	—	—	—	326	749	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon at The Pinehills I	12	—	73	16	—	—	—	101	235	All	Most	Some	Some	All	All	None	No	No	Yes	All
Avalon Essex	50	—	104	—	—	—	—	154	336	All	Some	Some	Half	Most	All	None	No	Yes	Yes	All
Avalon Estates	66	16	80	—	—	—	—	162	345	All	Some	Half	Some	All	All	None	No	Yes	Yes	All
Avalon Ledges	124	28	124	28	—	—	—	304	594	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Oaks	60	24	96	24	—	—	—	204	394	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Oaks West	48	12	48	12	—	—	—	120	232	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Orchards	69	87	—	—	—	—	—	156	307	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Summit	154	58	31	1	—	—	1	245	359	None	None	None	None	Some	Most	None	No	No	Yes	None
Avalon West	40	—	55	25	—	—	—	120	285	All	Some	Some	Some	All	Half	None	No	Yes	Yes	All
Essex Place	40	246	—	—	—	—	—	286	450	Some	None	None	None	Some	Some	None	No	No	No	None

Fairfield-New Haven, CT
Avalon at Greyrock Place	52	91	99	12	—	—	52	306	464	All	None	None	None	Most	All	None	No	No	No	All
Avalon Corners	118	—	77	—	—	—	—	195	273	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Danbury	112	—	98	24	—	—	—	234	54	All	None	Some	Some	Some	All	None	No	Yes	No	Some
Avalon Darien	77	—	80	32	—	—	—	189	443	All	All	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Gates	122	—	168	50	—	—	—	340	688	All	Some	Some	Half	All	All	None	Yes	Yes	No	All
Avalon Glen	112	—	125	1	—	—	—	238	363	Most	Some	Some	Some	Some	Most	Some	Yes	No	Yes	Most
Avalon Haven	28	—	40	24	—	—	36	128	256	All	Some	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Milford I	184	—	62	—	—	—	—	246	426	All	Some	None	Some	Some	All	None	Yes	Yes	No	All
Avalon New Canaan	16	—	64	24	—	—	—	104	194	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon on Stamford Harbor	159	—	130	20	—	14	—	323	503	All	Some	Some	Some	All	Most	None	No	No	No	All
Avalon Orange	84	—	28	28	—	—	28	168	362	All	Some	Some	Some	All	All	None	Yes	No	No	All
Avalon Springs	—	—	70	32	—	—	—	102	264	All	Half	Half	Most	All	All	None	No	No	Yes	All
Avalon Valley	106	—	134	28	—	—	—	268	637	All	Some	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Walk I & II	272	116	122	98	—	—	156	764	1,411	All	Some	Some	Some	Most	All	None	Yes	No	No	Half

Long Island, NY
Avalon at Glen Cove South	124	—	91	—	—	41	—	256	366	All	None	None	Some	All	Some	None	No	No	Some	Some
Avalon Commons	128	40	112	32	—	—	—	312	485	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Court	172	54	194	74	—	—	—	494	797	All	Half	Half	Some	Some	All	None	No	Yes	Yes	All
Avalon Pines I	72	—	220	—	6	—	—	298	1,094	All	Most	Some	Some	Most	All	None	No	Yes	Yes	All
Avalon Towers	—	—	38	—	3	1	67	109	198	All	None	None	None	Most	Most	None	No	Yes	No	None

Northern New Jersey
Avalon at Edgewater	158	—	190	60	—	—	—	408	872	All	Some	Some	Some	All	Half	None	No	No	Yes	Some
Avalon at Florham Park	46	—	162	62	—	—	—	270	583	All	All	None	Some	Most	Some	None	No	No	Yes	All
Avalon Cove	197	—	231	26	2	—	48	504	460	All	Some	Some	Some	All	Some	None	No	Yes	No	None

Central New Jersey
Avalon at Freehold	40	24	192	40	—	—	—	296	591	All	Some	Some	Half	All	All	None	No	Yes	No	None
Avalon Run East	64	106	—	36	—	—	—	206	401	All	Some	Some	Some	Most	Most	None	Yes	Yes	Yes	All
Avalon Run East II	72	36	148	56	—	—	—	312	500	All	Some	Some	Some	Some	All	None	Yes	Yes	Yes	All
Avalon Watch	252	48	172	40	—	—	—	512	781	All	Some	None	Half	All	All	None	No	Yes	No	None

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large				Non-
	1 BR	2BR		3BR						dryer				storage or	Balcony,			direct	Direct	Homes w/ pre-
						Studios /			Parking	hook-ups or	Vaulted			walk-in	patio, deck	Built-in		access	access	wired security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	units	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems
New York, NY
Avalon Gardens	208	48	144	104	—	—	—	504	1,382	All	Half	Half	Some	All	All	Some	Yes	Yes	Yes	All
Avalon Green	25	24	56	—	—	—	—	105	208	All	Some	Some	Some	All	All	None	Yes	No	No	All
Avalon on the Sound	142	—	185	21	21	43	—	412	648	Most	Some	Some	None	Most	Some	None	No	No	Yes	None
Avalon Riverview I	186	—	114	15	14	43	—	372	426	All	None	Some	None	Most	Some	None	No	No	Yes	None
Avalon View	112	47	65	64	—	—	—	288	598	All	Some	Some	Some	Most	All	None	Yes	No	No	None
Avalon Willow	151	—	76	—	—	—	—	227	371	All	Some	Some	Some	Some	All	None	No	No	No	No
The Avalon	55	2	43	10	—	—	—	110	170	All	Some	Some	Some	Most	Half	None	No	No	Yes	All

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	185	78	100	38	—	—	—	401	283	All	Some	None	Most	Some	All	Some	No	No	No	None
Avalon at Fairway Hills III	97	146	54	22	—	—	23	342	522	All	Some	None	Most	Some	All	Some	No	No	No	None
Avalon at Symphony Glen	88	14	54	20	—	—	—	176	268	All	Some	None	Most	All	Most	Some	No	No	No	None
Avalon Landing	83	18	57	—	—	—		158	256	All	None	None	Most	Most	All	None	Yes	No	No	None

Washington, DC
AutumnWoods	220	104	96	—	—	—	—	420	720	All	Some	None	Some	All	All	None	Yes	No	No	None
Avalon at Arlington Square	404	24	196	60	—	—	158	842	1,411	All	Some	Some	Some	All	All	Some	No	Yes	Yes	All
Avalon at Ballston — Washington Towers	233	111	—	—	—	—	—	344	470	All	None	None	Some	Most	All	Some	No	No	No	None
Avalon at Cameron Court	208	—	168	—	—	—	84	460	897	All	Most	Some	Some	All	Most	None	No	Yes	Yes	All
Avalon at Decoverly	156	—	168	44	—	—	—	368	627	All	Some	Some	Some	Most	All	None	No	Yes	No	None
Avalon at Foxhall	160	70	32	2	—	28	16	308	349	All	Some	None	Some	All	All	Some	No	No	Yes	None
Avalon at Gallery Place I	113	75	—	4	—	11	—	203	148	All	Some	None	None	Most	Some	None	No	No	Yes	None
Avalon at Grosvenor Station	265	33	185	13	—	1	—	497	746	All	Some	Some	None	Most	Most	None	No	Yes	Yes	All
Avalon at Providence Park	19	—	112	4	—	—	6	141	299	All	Some	None	Most	All	All	None	No	No	No	None
Avalon at Rock Spring	178	39	133	36	—	—	—	386	680	All	Some	Some	Some	Most	All	None	No	Yes	No	All
Avalon at Traville	190	30	232	68	—	—	—	520	1,062	All	Some	Some	Some	All	Most	Some	Yes	Yes	Yes	None
Avalon Crescent	186	26	346	—	—	—	—	558	989	All	Some	Some	Most	Most	All	Some	No	Yes	Yes	All
Avalon Fields I & II	112	32	112	32	—	—	66	288	461	All	Some	Some	Some	Most	Most	None	No	Yes	No	All
Avalon Knoll	136	56	80	28	—	—	—	300	477	All	Some	None	Most	All	All	Most	No	No	No	None

MIDWEST
Chicago, IL
200 Arlington Place	232	—	147	—	—	30	—	409	650	All	None	None	None	Some	Half	None	No	No	No	None
Avalon at Danada Farms	132	—	134	14	15	—	—	295	555	All	None	None	Some	Most	Some	Some	No	No	Yes	None
Avalon at Stratford Green	63	—	108	21	—	—	—	192	424	All	None	None	Some	Most	Most	Some	No	Yes	Yes	None
Avalon at West Grove	200	200	—	—	—	—	—	400	594	None	None	None	None	Some	Half	None	Yes	No	No	None

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	55	40	110	56	3	—	—	264	515	All	Some	None	Most	All	All	Half	Yes	Yes	Yes	All
Avalon Bellevue	112	—	67	—	—	23	—	202	300	All	Some	Some	Some	Most	Some	None	No	No	No	Some
Avalon Belltown	64	—	20	—	—	16	—	100	118	All	None	None	None	Most	Some	None	No	No	No	Yes
Avalon Brandemoor	88	109	149	78	—	—	—	424	737	All	Some	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon HighGrove	84	119	124	56	8	—	—	391	721	All	Half	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon Juanita Village	88	—	93	9	1	20	—	211	355	All	Some	None	None	Most	Some	None	No	Yes	Yes	Some
Avalon ParcSquare	31	26	55	12	—	—	117	124	189	All	Some	None	None	All	All	None	No	Yes	Yes	Some
Avalon Redmond Place	76	44	67	35	—	—	—	222	161	All	Some	None	Most	Most	All	None	Yes	Yes	No	None
Avalon RockMeadow	28	48	86	28	16	—	—	206	415	All	Some	None	Most	Most	All	Some	Yes	No	Yes	All
Avalon WildReed	36	60	78	60	—	—	—	234	463	All	Some	None	Most	All	All	Some	Yes	Yes	No	All
Avalon Wynhaven	3	42	239	13	28	—	8	333	780	All	Most	Some	Most	Half	Most	None	Yes	Yes	Yes	All

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large				Non-
	1 BR	2BR		3BR						dryer				storage or	Balcony,			direct	Direct	Homes w/ pre-
						Studios /			Parking	hook-ups or	Vaulted			walk-in	patio, deck	Built-in		access	access	wired security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	units	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	124	84	—	—	—	—	—	208	296	None	None	None	Most	All	All	None	Yes	No	No	None
Avalon at Willow Creek	99	—	136	—	—	—	—	235	240	All	None	None	None	All	All	None	Yes	No	No	None
Avalon Dublin	72	8	60	48	—	—	16	204	428	Most	Some	None	Most	All	All	None	No	Yes	No	None
Avalon Fremont I	88	—	176	—	44	—	—	308	609	All	Some	None	Some	Half	All	None	Yes	Yes	No	All
Avalon Pleasanton	238	—	218	—	—	—	—	456	941	All	Some	None	Most	Some	All	None	Yes	Yes	Yes	None
Waterford	208	—	336	—	—	—	—	544	927	Some	Some	None	None	All	All	None	Yes	No	No	None

San Francisco, CA
Avalon at Cedar Ridge	117	33	24	—	—	21	—	195	259	None	None	Some	None	Some	All	None	Yes	No	Yes	None
Avalon at Diamond Heights	90	—	49	15	—	—	—	154	155	None	Some	None	None	All	All	None	No	Yes	No	None
Avalon at Mission Bay North	148	—	95	6	—	1	—	250	191	All	None	Some	None	All	Most	Some	No	Yes	No	Some
Avalon at Nob Hill	114	—	25	—	—	46	—	185	105	None	None	None	None	Some	Some	Most	No	Yes	No	None
Avalon Foster City	125	122	1	—	—	40	—	288	290	None	None	None	None	Most	All	Some	Yes	No	No	None
Avalon Pacifica	58	106	56	—	—	—	—	220	301	None	None	None	Some	Some	All	None	Yes	Yes	No	None
Avalon Sunset Towers	183	20	20	—	—	20	—	243	244	None	None	None	None	None	Some	None	No	No	Yes	None
Avalon Towers by the Bay	103	—	120	—	3	—	—	226	212	All	None	None	Some	Half	Most	None	No	No	No	None
Crowne Ridge	158	68	24	—	—	4	—	254	404	Some	Some	None	Some	None	All	None	Yes	No	Yes	None

San Jose, CA
Avalon at Blossom Hill	90	—	210	—	24	—	—	324	549	All	Some	None	None	Most	All	None	Yes	No	No	None
Avalon at Cahill Park	118	—	94	—	6	—	—	218	314	All	Some	Some	None	All	Some	None	No	No	No	Yes
Avalon at Creekside	158	128	—	—	—	8	—	294	441	None	None	None	Some	None	Most	None	Yes	No	No	None
Avalon at Foxchase I & II	156	—	240	—	—	—	—	396	666	All	Some	None	None	ALL	All	None	Yes	Yes	No	None
Avalon at Parkside	60	—	96	36	—	—	—	192	353	All	Some	None	Half	All	All	Some	Yes	Yes	No	None
Avalon at Pruneyard	212	40	—	—	—	—	—	252	400	All	None	None	None	None	Half	None	Yes	Yes	No	None
Avalon at River Oaks	100	—	126	—	—	—	—	226	356	Most	None	None	Most	All	All	None	No	Yes	No	None
Avalon Campbell	157	—	179	—	12	—	—	348	454	All	Some	None	None	All	All	None	Yes	No	No	All
Avalon Cupertino	145	—	152	—	14	—	—	311	529	All	Some	None	Some	Some	All	None	Yes	Yes	No	None
Avalon Mountain View	108	—	88	52	—	—	—	248	672	All	Some	None	None	Some	All	None	Yes	No	No	None
Avalon on the Alameda	113	—	164	—	28	—	—	305	534	All	Some	Some	Some	Most	All	None	Some	Yes	No	None
Avalon Rosewalk	168	—	264	—	24	—	—	456	684	All	Some	None	Some	ALL	All	Most	Yes	Yes	No	None
Avalon Silicon Valley	338	—	336	18	15	3	—	710	2,000	All	Some	Some	Some	All	All	Some	Yes	Yes	No	None
Avalon Towers on the Peninsula	88	—	117	—	6	—	—	211	307	All	Some	None	None	Most	All	None	No	No	Yes	None
CountryBrook	108	—	252	—	—	—	—	360	692	All	None	None	All	None	All	None	Yes	Yes	No	None
San Marino	102	—	146	—	—	—	—	248	439	All	Some	None	None	None	All	None	Yes	No	No	None

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	296	169	50	12	—	221	—	748	893	Most	Some	None	Some	Some	Some	None	Yes	Yes	No	None
Avalon at Warner Center	88	54	65	20	—	—	—	227	427	All	Some	None	Some	Some	All	None	Yes	Yes	No	None
Avalon Glendale	75	—	121	—	27	—	—	223	519	All	None	Some	Some	All	All	None	No	No	No	All
Avalon Woodland Hills	222	—	441	—	—	—	—	663	1,356	Some	Some	Some	None	Most	All	None	No	No	No	None
The Promenade	153	—	196	51	—	—	—	400	736	Some	Some	Some	All	Some	All	None	No	No	No	None

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large				Non-
	1 BR	2BR		3BR						dryer				storage or	Balcony,			direct	Direct	Homes w/ pre-
						Studios /			Parking	hook-ups or	Vaulted			walk-in	patio, deck	Built-in		access	access	wired security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	units	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems
Orange County, CA
Avalon at Pacific Bay	144	56	104	—	—	—	—	304	492	All	None	None	None	All	All	None	Yes	Yes	No	None
Avalon at South Coast	124	—	86	—	—	48		258	428	Some	Half	None	None	Half	All	None	Yes	Yes	No	None
Avalon Mission Viejo	94	28	44	—	—	—	—	166	232	None	None	None	None	None	All	None	Yes	Yes	No	None
Avalon Newport	44	54	—	35	—	12	—	145	249	Most	Some	None	Some	Most	Most	Some	Yes	Yes	No	None
Avalon Santa Margarita	160	—	141	—	—	—	—	301	521	All	None	None	None	None	All	None	Yes	Yes	No	None

San Diego, CA
Avalon at Cortez Hill	113	—	84	—	—	97	—	294	298	None	None	None	None	None	All	None	No	No	No	None
Avalon at Mission Bay	270	9	165	—	—	120	—	564	755	None	None	None	None	Some	All	None	No	No	No	None
Avalon at Mission Ridge	18	98	1	83	—	—	—	200	387	Most	None	None	Most	Most	Most	Most	No	Yes	No	None

DEVELOPMENT COMMUNITIES

Avalon at Bedford Center	52	—	87	—	—	—	—	139	269	All	Some	Some	Some	Some	All	None	No	No	Yes	None
Avalon at Decoverly II	106	—	90	—	—	—	—	196	327	All	Some	Some	None	Some	All	None	No	Yes	No	None
Avalon at Glen Cove North	87	8	—	—	—	16	—	111	190	All	None	None	None	All	Some	None	No	No	No	None
Avalon at Lyndhurst	118	45	157	—	—	8	—	328	569	Most	Some	Some	None	All	Most	None	No	No	No	None
Avalon Wilshire	53	—	62	8	—	—	—	123	350	All	None	None	None	All	Most	None	No	Yes	No	None
Avalon Camarillo	125	—	—	124	—	—	—	249	482	All	None	None	None	All	All	None	No	Yes	Yes	None
Avalon Chestnut Hill	36	28	85	50	—	5	—	204	427	All	None	Some	None	All	All	None	No	No	No	All
Avalon Chrystie Place II	98	54	—	—	—	54	—	206	131	All	None	None	None	Some	Some	None	No	No	Yes	Some
Avalon Danvers	148	—	235	50	—	—	—	433	856	All	Some	Some	Some	Some	Some	None	No	Yes	Yes	None
Avalon Del Rey	190	—	—	119	—	—	—	309	623	All	None	Some	None	All	All	None	No	Yes	No	None
Avalon Pines II	50	—	102	—	—	—	—	152	135	All	Most	Some	Some	All	All	None	No	Some	Some	All
Avalon Riverview North	381	—	146	—	1	74	—	602	361	Some	None	None	None	Some	Some	None	No	Yes	No	None
Avalon Shrewsbury	92	12	123	24	—	—	—	251	529	All	None	Some	None	All	All	None	No	Yes	Yes	None
Avalon Woburn	158	—	288	—	—	—	—	446	892	All	None	Some	Some	All	Some	None	No	Yes	No	None

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics										Indoor /
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
CURRENT COMMUNITIES (1)
NORTHEAST
Boston, MA
Avalon at Center Place	Yes	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Crane Brook	Some	Yes	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	Yes
Avalon at Faxon Park	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Flanders Hill	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Lexington	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Newton Highlands	All	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	Yes
Avalon at Prudential Center	None	No	Yes	Yes	No	No	No	No	No	No	No	No	No	No	No	Yes	No	No	Yes
Avalon at Steven’s Pond	All	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at The Pinehills I	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Essex	None	No	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Estates	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon Ledges	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Oaks	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Oaks West	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Orchards	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Summit	None	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon West	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	No	No	Yes	Yes	No	Yes	No
Essex Place	None	No	No	No	No	No	Yes	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No

Fairfield-New Haven, CT
Avalon at Greyrock Place	All	No	Yes	Yes	No	No	Yes	No	Yes	No	Yes	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon Corners	All	Yes	Yes	Yes	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Danbury	Some	No	Yes	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Darien	None	Yes	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Gates	None	Yes	No	No	No	No	Yes	No	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No	Yes	No
Avalon Glen	None	No	Yes	Yes	No	No	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	Yes
Avalon Haven	All	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	No	No	Yes	No
Avalon Milford I	None	No	Yes	No	No	No	No	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon New Canaan	All	No	Yes	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon on Stamford Harbor	All	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No	No	Yes	Yes	No	Yes	Yes	Yes	No	Yes
Avalon Orange	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Springs	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Valley	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Walk I & II	None	No	No	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No

Long Island, NY
Avalon at Glen Cove South	None	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Commons	All	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Court	All	No	Yes	No	No	No	Yes	Yes	Yes	No	No	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon Pines I	None	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Towers	None	No	No	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	No	Yes

Northern New Jersey
Avalon at Edgewater	All	Yes	Yes	Yes	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Florham Park	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Cove	No	Yes	Yes	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes

Central New Jersey
Avalon at Freehold	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Run East	All	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Run East II	Yes	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Watch	None	No	Some	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	No	Yes	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics										Indoor /
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
New York, NY
Avalon Gardens	Some	No	No	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon Green	None	No	No	No	No	No	Yes	No	Yes	No	No	No	No	No	No	Yes	No	Yes	No
Avalon on the Sound	No	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	Yes
Avalon Riverview I	All	Yes	Yes	No	No	No	Yes	No	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon View	Some	No	No	No	No	No	Yes	No	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Willow	No	Yes	Yes	No	No	No	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	Yes	Yes
The Avalon	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon at Fairway Hills III	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon at Symphony Glen	None	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Landing	None	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	No	No

Washington, DC
AutumnWoods	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	Yes	Yes	No	Yes	No
Avalon at Arlington Square	None	No	Yes	No	No	Yes	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Ballston — Washington Towers	All	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	No	Yes	No	Yes	No	No	Yes	No	No	Yes
Avalon at Cameron Court	All	Yes	Yes	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No	Yes
Avalon at Decoverly	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon at Foxhall	None	Yes	Yes	Yes	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	Yes
Avalon at Gallery Place I	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Grosvenor Station	None	No	Yes	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Providence Park	None	No	No	No	No	Yes	No	Yes	Yes	No	No	No	No	No	No	Yes	Yes	No	No
Avalon at Rock Spring	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon at Traville	None	No	Yes	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Crescent	None	Yes	No	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes
Avalon Fields I & II	None	No	No	No	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Knoll	None	No	Yes	No	No	Yes	Yes	No	Yes	No	Yes	No	Yes	No	Yes	No	No	Yes	No

MIDWEST
Chicago, IL
200 Arlington Place	All	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon at Danada Farms	None	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon at Stratford Green	All	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	No	No	No	Yes	No	No	No
Avalon at West Grove	None	Yes	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	No

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	None	Yes	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Bellevue	Yes	No	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Belltown	Yes	Yes	Yes	Yes	No	No	Yes	No	No	No	No	No	No	No	No	No	No	No	No
Avalon Brandemoor	All	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon HighGrove	None	No	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Juanita Village	Some	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	No	No	No
Avalon ParcSquare	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Redmond Place	None	No	No	No	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon RockMeadow	None	No	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon WildReed	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Wynhaven	None	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	Yes

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics										Indoor /
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	None	Yes	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	Yes	No
Avalon at Willow Creek	None	Yes	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Dublin	None	No	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	No	Yes	No	No
Avalon Fremont I	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Pleasanton	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	Yes	No	Yes	Yes	No
Waterford	None	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No

San Francisco, CA
Avalon at Cedar Ridge	None	No	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon at Diamond Heights	None	No	Yes	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon at Mission Bay North	All	Yes	Yes	Yes	Yes	No	No	No	No	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Nob Hill	None	Yes	Yes	Yes	No	No	Yes	No	No	No	No	No	Yes	No	No	No	No	No	No
Avalon Foster City	Some	No	No	No	No	Yes	No	Yes	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Pacifica	None	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon Sunset Towers	All	Yes	Yes	Yes	No	Yes	Yes	No	No	No	No	No	No	No	No	No	No	No	No
Avalon Towers by the Bay	None	Yes	Yes	Yes	No	No	No	No	No	Yes	No	No	Yes	No	No	Yes	Yes	No	Yes
Crowne Ridge	None	No	No	Yes	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No

San Jose, CA
Avalon at Blossom Hill	None	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon at Cahill Park	All	Yes	Yes	Yes	Yes	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	No	No
Avalon at Creekside	Some	No	No	No	No	Yes	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	Yes	No	No
Avalon at Foxchase I & II	None	No	No	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon at Parkside	None	No	No	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Pruneyard	Yes	No	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	No	No
Avalon at River Oaks	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Campbell	None	Yes	No	Yes	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon Cupertino	All	Yes	Yes	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Mountain View	None	No	No	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon on the Alameda	None	Yes	Yes	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Rosewalk	None	Yes	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Silicon Valley	Some	Yes	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Towers on the Peninsula	All	Yes	Yes	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	Yes
CountryBrook	None	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
San Marino	None	Yes	No	No	No	Yes	No	No	Yes	No	No	No	Yes	No	No	No	No	Yes	No

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	None	No	Yes	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	Yes
Avalon at Warner Center	None	Yes	No	No	No	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes	Yes	No	Yes	No	No	No
Avalon Glendale	None	Yes	No	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Woodland Hills	None	Yes	No	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
The Promenade	All	Yes	Yes	Yes	No	No	No	No	Yes	Yes	No	No	No	No	No	Yes	Yes	Yes	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics										Indoor /
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
Orange County, CA
Avalon at Pacific Bay	None	Yes	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon at South Coast	None	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes	No	No
Avalon Mission Viejo	None	Yes	No	No	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Newport	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Santa Margarita	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No

San Diego, CA
Avalon at Cortez Hill	All	Yes	Yes	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	No	Yes	Yes	No	No
Avalon at Mission Bay	None	Yes	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Mission Ridge	None	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No

DEVELOPMENT COMMUNITIES

Avalon at Bedford Center	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Decoverly II	None	No	No	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	No	Yes	No
Avalon at Glen Cove North	All	No	Yes	Yes	No	No	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	Yes
Avalon at Lyndhurst	All	No	Yes	No	Yes	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Wilshire	All	Yes	Yes	Yes	No	No	Yes	No	No	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Camarillo	None	Yes	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Chestnut Hill	None	No	Yes	Yes	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	Yes
Avalon Chrystie Place II	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon Danvers	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Del Rey	All	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Pines II	None	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Riverview North	None	No	Yes	No	Yes	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon Shrewsbury	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Woburn	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No

Development Communities
As of December 31, 2005, we had 15 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 4,062 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,025,200,000. You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Del Rey (4)
	Los Angeles, CA	309	$70.0	Q2 2004	Q1 2006	Q2 2006	Q1 2007
2.	Avalon Camarillo
	Camarillo, CA	249	47.2	Q2 2004	Q1 2006	Q2 2006	Q4 2006
3.	Avalon at Bedford Center
	Bedford, MA	139	25.3	Q4 2004	Q3 2005	Q2 2006	Q4 2006
4.	Avalon Wilshire
	Los Angeles, CA	123	46.6	Q1 2005	Q4 2006	Q1 2007	Q3 2007
5.	Avalon at Mission Bay
	North II (5)
	San Francisco, CA	313	118.0	Q1 2005	Q4 2006	Q2 2007	Q4 2007
6.	Avalon Pines II
	Coram, NY	152	26.6	Q2 2005	Q1 2006	Q3 2006	Q1 2007
7.	Avalon Chestnut Hill
	Chestnut Hill, MA	204	60.6	Q2 2005	Q4 2006	Q1 2007	Q3 2007
8.	Avalon at Decoverly II
	Rockville, MD	196	30.5	Q3 2005	Q3 2006	Q2 2007	Q4 2007
9.	Avalon Lyndhurst
	Lyndhurst, NJ	328	78.8	Q3 2005	Q4 2006	Q2 2007	Q4 2007
10.	Avalon Shrewsbury
	Shrewsbury, MA	251	36.1	Q3 2005	Q4 2006	Q2 2007	Q4 2007
11.	Avalon Riverview North
	New York, NY	602	175.6	Q3 2005	Q3 2007	Q3 2008	Q1 2009
12.	Avalon Chrystie Place II
	New York, NY	206	100.8	Q4 2005	Q1 2007	Q3 2007	Q1 2008
13.	Avalon at Glen Cove North
	Glen Cove, NY	111	42.4	Q4 2005	Q2 2007	Q3 2007	Q1 2008
14.	Avalon Danvers
	Danvers, MA	433	84.8	Q4 2005	Q1 2007	Q2 2008	Q4 2008
15.	Avalon Woburn
	Woburn, MA	446	81.9	Q4 2005	Q1 2007	Q1 2008	Q3 2008

	Total	4,062	$1,025.2

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is currently owned by one of our wholly-owned subsidiaries, will be financed, in part or in whole, by a construction loan, and is subject to a joint venture agreement that allows for a 70% joint venture partner to be admitted upon construction completion.

(5)	This community is being financed under a joint venture structure in which we hold a 25% equity interest. Approximately 80% of the total capitalized cost will be financed through a construction loan. This community is located on land subject to a ground lease which expires in December 2103.

Redevelopment Communities
As of December 31, 2005, we had two communities under redevelopment. We expect the total capitalized cost to complete these communities, including the cost of acquisition, capital expenditures subsequent to acquisition and redevelopment, to be approximately $58,800,000, of which approximately $10,000,000 is the additional capital invested or expected to be invested during redevelopment and $48,800,000 was incurred prior to redevelopment. Statements regarding the future redevelopment or performance of the Redevelopment Communities are forward-looking statements. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
1.	Avalon at Fairway Hills III
	Columbia, MD	336	$23.3	$29.4	Q4 2004	Q2 2006	Q4 2006
2.	Avalon Columbia (3)
	Columbia, MD	170	25.5	29.4	Q2 2005	Q2 2006	Q4 2006

	Total	506	$48.8	$58.8

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	This community was acquired in 2004 by the Fund, which we wholly-owned until the admission of outside investors in 2005, reducing our ownership in this community and the Fund to 15.2%.
Development Rights
As of December 31, 2005, we are evaluating the future development of 47 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We generally hold Development Rights through options to acquire land, although for 17 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 12,495 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At December 31, 2005, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $31,467,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $188,414,000 are reflected as land held for development as of December 31, 2005 on the Consolidated Balance Sheet of the Consolidated Financial Statements set forth in Item 8 of this report.

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
You should carefully review Section 1a., “Risk Factors,” for a discussion of the risks associated with Development Rights.
The table on the following page presents a summary of the 47 Development Rights we are currently pursuing.

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions) (1)
1.	New Rochelle, NY Phase II		588	$184
2.	Bellevue, WA	(2)	368	84
3.	Dublin, CA Phase I	(2)	305	86
4.	New York, NY Phase III	(2)	96	56
5.	Lexington, MA		387	84
6.	Encino, CA	(2)	131	51
7.	Canoga Park, CA		210	47
8.	Acton, MA		380	71
9.	Hingham, MA		235	44
10.	Quincy, MA	(2)	146	24
11.	Wilton, CT	(2)	100	24
12.	Norwalk, CT		314	63
13.	Cohasset, MA		200	38
14.	Irvine, CA		290	63
15.	Northborough, MA		350	60
16.	New York, NY		299	121
17.	Plymouth, MA Phase II		81	17
18.	Tinton Falls, NJ		298	51
19.	Oyster Bay, NY		273	69
20.	White Plains, NY		408	138
21.	Sharon, MA		156	26
22.	Kirkland, WA Phase II	(2)	173	48
23.	Milford, CT	(2)	284	45
24.	Brooklyn, NY		397	186
25.	Greenburgh, NY Phase II		444	112
26.	Dublin, CA Phase II		200	52
27.	Dublin, CA Phase III		205	53
28.	Shelton, CT II		171	34
29.	Andover, MA	(2)	115	21
30.	West Haven, CT		170	23
31.	Union City, CA Phase I	(2)(3)	272	74
32.	Union City, CA Phase II	(2)(3)	166	46
33.	Hackensack, NJ		210	47
34.	Stratford, CT	(2)	146	23
35.	West Long Branch, NJ	(4)	216	36
36.	Plainview, NY		220	47
37.	Gaithersburg, MD		254	41
38.	Highland Park, NJ		285	67
39.	Camarillo, CA		376	55
40.	Pleasant Hill, CA	(4)	449	153
41.	Shelton, CT		302	49
42.	Wanaque, NJ		200	33
43.	Alexandria, VA	(2)(3)	282	56
44.	Wheaton, MD	(2)(3)	320	56
45.	Yaphank, NY	(2)	344	57
46.	Tysons Corner, VA	(2)(3)	439	101
47.	Rockville, MD	(2)(3)	240	46

	Total		12,495	$2,962

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

(3)	Represents improved land encumbered with debt. The improved land consists of occupied office buildings and industrial space. NOI from incidental operations from the current improvements will be recorded as a reduction in cost basis as described in the Notes to the Consolidated Financial Statements set forth in Item 8 of this report.

(4)	This community will be subject to a joint venture ownership structure.

Recent Developments
Sales of Existing Communities. We seek to increase our geographical concentration in selected high barrier-to-entry markets where we believe we can:
•	apply sufficient market and management presence to enhance revenue growth;

•	reduce operating expenses; and

•	leverage management talent.
To achieve this increased concentration, we (i) sell assets that do not meet our long-term investment strategy or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and (ii) redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a nontaxable, like-kind exchange transaction. We sold nine communities, containing an aggregate of 1,778 apartment homes, during the period from January 1, 2005 through January 31, 2006. Net proceeds from the sale of these assets were $464,546,000.

Land Acquisitions. We carefully select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2005, we acquired 15 land parcels for an aggregate purchase price of $119,719,000. The land parcels purchased, which are currently held for future development, are as follows:

			Estimated	Total
			number	capitalized
		Gross	of apartment	cost (1)	Date	Construction
		acres	homes	($ millions)	acquired	start (2)
1.	Avalon at Bedford Center	19.5	139	$25	January 2005	2005
	Bedford, MA
2.	Avalon at Decoverly II	10.8	196	31	February 2005	2005
	Rockville, MD
3.	Avalon Shrewsbury	25.5	251	36	July 2005	2005
	Shrewsbury, MA
4.	Avalon Woburn (3)	46.6	446	82	December 2005	2005
	Woburn, MA
5.	Avalon Danvers (3)	60.5	433	85	December 2005	2005
	Danvers, MA
6.	Avalon Meydenbauer	3.6	368	84	December 2005	2006
	Bellevue, WA
7.	Avalon at Dublin Station I	4.7	305	86	April 2005	2006
	Dublin, CA
8.	Avalon Chrystie Place III	0.5	96	56	June 2005	2006
	New York, NY
9.	Avalon Springs II	10.6	100	24	March 2005	2007
	Wilton, CT
10.	Avalon at Juanita Village II	2.3	173	48	April 2005	2007
	Kirkland, WA
11.	Avalon at St. Clare	9.1	115	21	February 2005	2007
	Andover, MA
12.	Avalon at Wheaton	0.2	320	56	January 2005	2008
	Wheaton, MD
13.	Avalon at Stratford	12.2	146	23	March 2005	2008
	Stratford,CT
14.	Avalon at Eisenhower West (4)	5.2	282	56	April 2005	2008
	Alexandria, VA
15.	Avalon Mills	172.0	344	57	April 2005	2008
	Yaphank, NY

	Total	383.3	3,714	$770

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future construction start dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Excludes portion of land acquired that is not held for future development.

(4)	Represents improved land encumbered with debt. The improved land consists of industrial space.
Insurance and Risk of Uninsured Losses
We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with an uninsured property or liability loss.
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
In an effort to capitalize on declining insurance rates we elected to extend the first $15,000,000 layer of the property insurance policy by five months, thereby changing the renewal date for this layer to May 1, 2006. The remaining layers renewed on December 1, 2005. We are currently in negotiations with all carriers to align the renewal dates. The costs associated with the excess property insurance layers including the cost we estimate we may incur as a result of deductibles increased by approximately 12%.
Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. In December 2005, Congress passed the Terrorism Risk Insurance Extension Act (“TRIEA”) which is designed to make terrorism insurance available. In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $200,000,000. Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIEA, such as domestic-based terrorism. This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions. Our general liability policy provides TRIEA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities. TRIEA is scheduled to expire on December 31, 2007. It is uncertain if Congress will extend this act and continue to provide federal support for terrorism insurance. If Congress does not extend TRIEA, the cost and availability of terrorism insurance may be in question.
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

ITEM 3.	LEGAL PROCEEDINGS
We are currently involved in litigation alleging that communities constructed by us violate the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit, Equal Rights Center v. AvalonBay Communities, Inc., was filed on September 23, 2005 in the federal district court in Maryland. The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief (such as modification of existing assets), an award of attorneys’ fees, expenses and costs of suit. The Company has filed a motion to dismiss all or parts of the suit, which has not been ruled on yet by the court. Due to the preliminary nature of the litigation, we cannot predict or determine the outcome of this lawsuit, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.
We are currently involved in a lawsuit regarding the handling of security deposits in California. The lawsuit, Julie E. Ko v. AvalonBay Communities, Inc. and Does 1 through 100, was filed on June 6, 2003, in California’s Los Angeles Superior Court. The suit purports to be brought on behalf of all of the Company’s former California residents who, during a four-year period, paid a security deposit to the Company for the rental of residential property in California and allegedly had a portion of the deposit withheld by the Company in excess of the damages actually sustained by the Company. We have agreed with the plaintiff on the terms of a settlement with the purported class. The settlement terms have been approved by the court, subject to final certification and approval after administration of the settlement, which is expected in April 2006. The Company has accrued for the costs it expects to incur in connection with the settlement, although there can be no assurance that the final settlement cost (which depends on the number of claims properly submitted) will not exceed the Company’s estimate.
We are involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company related to a community that has since completed development. A non-jury trial in the Supreme Court of the State of New York, County of Westchester, ended in April 2004, and in May 2004, the court issued a ruling finding that (i) York Hunter breached the Construction Management Agreement between it and the Company in failing to complete the project and abandoning the construction site and is therefore liable to the Company for consequential damages, and (ii) National Union, having failed to exercise its various rights to perform and complete, is liable to the Company for consequential damages. The court issued a ruling dated October 6, 2004, awarding the Company approximately $1,250,000 plus interest. The Company has filed an appeal to seek an increase in the damage award.
We are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, we do not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on our operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (NYSE) and the Pacific Exchange (PCX) under the ticker symbol AVB. We are in the process of delisting our shares on the PCX. The following table sets forth the quarterly high and low sales prices per share of our common stock for the years 2005 and 2004, as reported by the NYSE. On January 31, 2006 there were 1,178 holders of record of an aggregate of 73,998,786 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2005			2004
	Sales Price		Dividends	Sales Price		Dividends
	High	Low	declared	High	Low	declared
Quarter ended March 31	$75.59	$65.18	$0.71	$54.66	$46.72	$0.70

Quarter ended June 30	$81.80	$64.99	$0.71	$57.80	$48.30	$0.70

Quarter ended September 30	$88.23	$78.37	$0.71	$62.25	$55.89	$0.70

Quarter ended December 31	$92.99	$78.82	$0.71	$75.93	$59.90	$0.70
We expect to continue our policy of paying regular quarterly cash dividends. However, dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors as the Board of Directors may consider relevant. The Board of Directors may modify our dividend policy from time to time. In January 2006, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2006 of $0.78 per share, a 9.8% increase over the previous quarterly dividend of $0.71 per share. The increased dividend is payable on April 17, 2006 to all common stockholders of record as of March 31, 2006.
During the three months ended December 31, 2005, we did not issue shares of common stock in exchange for units of limited partnership held by certain limited partners.
Our Board of Directors has adopted a Stock Repurchase Program under which we may acquire, from time to time, shares of common stock in the open market with an aggregate purchase price of up to $100,000,000. No purchases were made under this program in 2005. In determining whether to repurchase shares, we consider a variety of factors, including our liquidity needs, the then current market price of our shares and the effect of the share repurchases on our per share earnings and FFO.
Information regarding securities authorized for issuance under equity compensation plans is included in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 65 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA
The following table provides historical consolidated financial, operating and other data for AvalonBay Communities, Inc. You should read the table with our Consolidated Financial Statements and the Notes included in this report (dollars in thousands, except per share information).

	For the year ended
	12-31-05	12-31-04	12-31-03	12-31-02	12-31-01

Revenue:
Rental and other income	$666,376	$613,240	$556,582	$531,595	$521,805
Management, development and other fees	4,304	604	931	2,145	1,386

Total revenue	670,680	613,844	557,513	533,740	523,191

Expenses:
Operating expenses, excluding property taxes	191,558	181,351	164,253	147,965	133,352
Property taxes	65,487	59,458	53,257	47,580	43,178
Interest expense	127,099	131,103	130,178	114,282	92,597
Depreciation expense	158,822	151,991	138,725	121,995	106,670
General and administrative expense	25,761	18,074	14,830	13,449	14,705
Impairment loss	—	—	—	6,800	—

Total expenses	568,727	541,977	501,243	452,071	390,502

Equity in income of unconsolidated entities	7,198	1,100	25,535	55	856
Venture partner interest in profit-sharing	—	(1,178)	(1,688)	(857)	1,158
Minority interest in consolidated partnerships	(1,481)	(150)	(950)	(865)	(948)

Income before gain on sale of real estate assets	107,670	71,639	79,167	80,002	133,755
Gain on sale of real estate assets	—	—	—	—	62,852

Income from continuing operations before cumulative effect of change in accounting principle	107,670	71,639	79,167	80,002	196,607
Discontinued operations:
Income from discontinued operations	14,942	21,134	31,368	44,723	52,390
Gain on sale of real estate assets	199,766	122,425	160,990	48,893	—

Total discontinued operations	214,708	143,559	192,358	93,616	52,390

Income before cumulative effect of change in accounting principle	322,378	215,198	271,525	173,618	248,997
Cumulative effect of change in accounting principle	—	4,547	—	—	—

Net income	322,378	219,745	271,525	173,618	248,997
Dividends attributable to preferred stock	(8,700)	(8,700)	(10,744)	(17,896)	(40,035)

Net income available to common stockholders	$313,678	$211,045	$260,781	$155,722	$208,962

Per Common Share and Share Information:

Earnings per common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$1.36	$0.94	$1.00	$0.90	$1.38
Discontinued operations	$2.94	$2.01	$2.80	$1.36	$1.70

Net income available to common stockholders	$4.30	$2.95	$3.80	$2.26	$3.08

Weighted average common shares outstanding — basic	72,952,492	71,564,202	68,559,657	68,772,139	67,842,752

Earnings per common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$1.34	$0.94	$0.99	$0.89	$1.36
Discontinued operations	$2.87	$1.98	$2.74	$1.34	$1.66

Net income available to common stockholders	$4.21	$2.92	$3.73	$2.23	$3.02

Weighted average common shares outstanding — diluted	74,759,318	73,354,956	70,203,467	70,674,211	69,781,719

Cash dividends declared	$2.84	$2.80	$2.80	$2.80	$2.56

	For the year ended
	12-31-05	12-31-04	12-31-03	12-31-02	12-31-01

Other Information:
Net income	$322,378	$219,745	$271,525	$173,618	$248,997
Depreciation — continuing operations	158,822	151,991	138,725	121,995	106,670
Depreciation — discontinued operations	3,241	10,676	15,071	22,482	23,409
Interest expense, net — continuing operations	127,099	131,103	130,178	114,282	92,597
Interest expense, net — discontinued operations	—	525	2,399	3,122	3,783

EBITDA (1)	$611,540	$514,040	$557,898	$435,499	$475,456

Funds from Operations (2)	$281,773	$246,247	$230,566	$251,410	$275,755
Number of Current Communities (3)	143	138	131	137	126
Number of apartment homes	41,412	40,142	38,504	40,179	37,228

Balance Sheet Information:
Real estate, before accumulated depreciation	$5,903,168	$5,697,144	$5,431,757	$5,369,453	$4,837,869
Total assets	$5,165,060	$5,081,249	$4,909,582	$4,950,835	$4,664,289
Notes payable and unsecured credit facilities	$2,366,564	$2,451,354	$2,337,817	$2,471,163	$2,082,769

Cash Flow Information:
Net cash flows provided by operating activities	$306,639	$275,617	$239,677	$307,810	$320,528
Net cash flows provided by (used in) investing activities	$(19,761)	$(251,683)	$33,935	$(435,796)	$(274,941)
Net cash flows provided by (used in) financing activities	$(282,293)	$(29,471)	$(279,465)	$68,008	$(29,909)
Notes to Selected Financial Data
(1)	EBITDA is defined by us as net income before interest income and expense, income taxes, depreciation and amortization from both continuing and discontinued operations. Under this definition, which complies with the rules and regulations of the Securities and Exchange Commission, EBITDA includes gains on sale of assets and gain on sale of partnership interests. Management generally considers EBITDA to be an appropriate supplemental measure to net income of our operating performance because it helps investors to understand our ability to incur and service debt and to make capital expenditures. EBITDA should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles, or “GAAP”), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of EBITDA may not be comparable to EBITDA as calculated by other companies.

(2)	We generally consider Funds from Operations, or “FFO,” to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of previously depreciated property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report.
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

The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the year ended
	12-31-05	12-31-04	12-31-03	12-31-02	12-31-01
Net income	$322,378	$219,745	$271,525	$173,618	$248,997
Dividends attributable to preferred stock	(8,700)	(8,700)	(10,744)	(17,896)	(40,035)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	162,019	157,988	128,278	142,980	128,086
Minority interest expense, including discontinued operations	1,363	3,048	1,263	1,601	1,559
Cumulative effect of change in accounting principle	—	(4,547)	—	—	—
Gain on sale of previously depreciated real estate assets	(195,287)	(121,287)	(159,756)	(48,893)	(62,852)

Funds from Operations attributable to common stockholders	$281,773	$246,247	$230,566	$251,410	$275,755

Weighted average common shares outstanding — diluted	74,759,318	73,354,956	70,203,467	70,674,211	69,781,719
FFO per common share — diluted	$3.77	$3.36	$3.28	$3.55	$3.95
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
We are primarily engaged in developing, acquiring, owning and operating apartment communities in high barrier-to-entry markets of the United States. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in high barrier-to-entry markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy and when pricing is attractive.
The net operating income of our current operating communities, as defined later in this report, is one of the financial measures that we use to evaluate community performance. Net operating income is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels, and our ability to control operating costs. Our overall financial performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired apartment communities.
This report, including the following discussion and analysis of our financial condition and results of operations, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” on page 61 of this report. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors described in Item 1a, “Risk Factors,” of this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes included elsewhere in this report.
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
We believe that, over an entire real estate cycle, lower housing affordability and the limited new supply of apartment homes in our markets will result in a higher propensity to rent and larger increases in cash flow relative to other markets. However, throughout the real estate cycle, apartment market fundamentals, and therefore operating cash flows, are affected by overall economic conditions. A number of our markets experienced economic contraction due to job losses in 2002 and 2003, particularly in the technology, telecom and financial services sectors. This resulted in a prolonged period of weak apartment market fundamentals as reflected in declining rental rates and demand. However, 2004 was a year of transition, where the economy showed signs of an early phase recovery, as evidenced by modest job growth and declining unemployment claims. The improvement in the economic environment in 2005 has resulted in stronger apartment market fundamentals.

This is supported by the following operating results achieved within our Established Community portfolio during 2005:
•	we achieved year-over-year revenue growth;
•	we transitioned from occupancy gains to increases in rental rates as the primary driver of rental revenue growth;
•	we achieved the highest year-over-year increase in average rental rates in four years; and
•	average economic occupancy was at or above 95% in each of our markets.
Based on these results and our expectations for improving demand/supply fundamentals, we expect continued growth in the revenue and net operating income generated by our operating communities in 2006. We expect continued job growth and household formation in our markets in 2006, the principal drivers of housing demand. Condominium conversion activity has reduced the availability of rental apartments, while low single-family home affordability makes rental apartments an economically attractive housing alternative. Accordingly, we expect apartment market fundamentals to continue to improve in our markets such that apartment rental demand will outpace new supply, resulting in rental revenue growth of 5.0% to 6.0% in our Established Community portfolio in 2006, and projected NOI growth of 6.0% to 7.0%.
In positioning for future growth, we increased our development volume. We currently have in excess of $1,000,000,000 under construction (measured by total projected capitalized cost of the communities at completion, including the portions owned by joint venture partners). In addition, we continue to secure new Development Rights, as discussed below, including the acquisition of land for future development. We currently have Development Rights for construction of new apartment communities that, based on total projected capitalized cost, total approximately $3,000,000,000. We anticipate starting new developments with total projected capitalized costs of $700,000,000 to $800,000,000 in 2006. These total projected capitalized costs may be impacted by increasing construction costs, particularly in the areas of payroll, utilities, concrete and steel. We also anticipate acquiring additional land held for future development for an aggregate purchase price of $75,000,000 to $100,000,000.
We continue to look for opportunities to acquire existing communities through our investment in and management of a discretionary investment fund (the “Fund”). During its investment period (which will end on or before March 16, 2008), the Fund will be our exclusive vehicle for acquiring apartment communities, subject to certain exceptions. The Fund acquired four communities for an aggregate purchase price of $99,907,000 during 2005 and has approximately $90,000,000 under contract for acquisition in early 2006. We will continue to focus on acquisition opportunities where we believe we can create value, generally through redevelopment or repositioning opportunities.
Strong capital flows to the industry and the strength of the condominium market have resulted in an attractive selling environment. We sold seven communities during 2005 for an aggregate sales price of approximately $350,000,000, of which approximately $315,000,000 was sold to condominium converters. We anticipate asset sales of approximately $225,000,000 to $300,000,000 in 2006.
While the active condominium market has created demand for multifamily apartment communities, it has also created a challenging environment for us in other ways such as:
•	increased competition for land, resulting in, at times, the acquisition of land zoned for uses other than residential with the potential for rezoning;
•	increased competition for subcontractors;
•	increased competition for experienced multifamily development and construction professionals, particularly in our markets;
•	increased competition for our customers, resulting in increased move-outs due to home ownership; and
•	increased risks as a result of sales to condominium converters.
There are indications that condominium conversion activity is slowing, which could impact the market for our assets held for sale, and as a result, the volume of assets we offer for sale.

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development (“Development Communities”) and Development Rights (i.e., land or land options held for development), as further described in Item 2 of this report. Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities. Established Communities are generally operating communities that are consolidated for financial reporting purposes and were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, which allows the performance of these communities and the markets in which they are located to be compared and monitored between years. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and operating expenses as of the beginning of the current year, but had not achieved stabilization as of the beginning of the prior year. Lease-Up Communities consist of communities where construction is complete but stabilization has not been achieved. Redevelopment Communities consist of communities where substantial redevelopment is in progress or is planned to begin during the current year. A more detailed description of our reportable segments and other related operating information can be found in Note 9, “Segment Reporting,” of our Consolidated Financial Statements.
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
As of December 31, 2005, we owned or held an ownership interest in 158 apartment communities containing 45,474 apartment homes in ten states and the District of Columbia, of which 15 communities were under construction and two communities were under reconstruction. In addition, we owned a direct or indirect ownership interest in Development Rights to develop an additional 47 communities that, if developed in the manner expected, will contain an estimated 12,495 apartment homes.
Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different estimates or assumptions had been made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. As a REIT that owns, operates and develops apartment communities, our critical accounting policies relate to revenue recognition, cost capitalization, asset impairment evaluation and REIT status. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, “Organization and Significant Accounting Policies” of our Consolidated Financial Statements.
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

Cost Capitalization
We capitalize costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) beginning when development efforts commence until the asset, or a portion of the asset, is delivered and is ready for its intended use, which is generally indicated by the issuance of a certificate of occupancy. We capitalize costs during redevelopment of apartment homes (including interest and related loan fees, property taxes and other direct and indirect costs) beginning when an apartment home is taken out-of-service for redevelopment until the apartment home redevelopment is completed and the apartment home is available for a new resident. Rental income and operating expenses incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized as they accrue. We capitalize pre-development costs incurred in pursuit of Development Rights for which we currently believe future development is probable. These costs include legal fees, design fees and related overhead costs. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital.
Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense.
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
In 2005, 2004 and 2003, the amounts capitalized (excluding land costs) related to acquisitions, development and redevelopment were $425,170,000, $347,091,000 and $296,764,000, respectively. For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $16,753,000 or $471 per apartment home in 2005, $12,347,000 or $354 per apartment home in 2004 and $11,064,000 or $333 per apartment home in 2003. In addition, revenue generating capital expenditures, such as water submetering equipment and cable installations, were $817,000, $637,000 and $529,000 in 2005, 2004 and 2003, respectively. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities was $1,546 in 2005, $1,348 in 2004 and $1,262 in 2003. Historically, we have experienced a gradual increase in capitalized costs and expensed maintenance costs per apartment home as the average age of our communities has increased, and expensed maintenance costs have fluctuated with turnover. Although we expect these trends to continue in the future, capitalized costs increased in 2005 over prior year growth levels as we embarked on a number of community upgrades and improvements. We expect capitalized costs in 2006 to be at or slightly above 2005 levels as we continue with these community upgrades and improvements.
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

We account for our investments in unconsolidated entities that were created prior to and have not been modified since June 29, 2005, and are not variable interest entities in accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Any investments in entities that were created or modified subsequent to June 29, 2005, and are not variable interest entities are accounted for in accordance with EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” If there is an event or change in circumstance that indicates a loss in the value of an investment, we record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if we could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment.
REIT Status
We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (subject to any applicable alternative minimum tax) and may not be able to elect to qualify as a REIT for four subsequent taxable years.

Results of Operations
Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to: market conditions; net operating income derived from acquisitions and development completions; the loss of net operating income related to disposed communities; and capital market, disposition and financing activity. A comparison of our operating results for the years 2005, 2004 and 2003 follows (dollars in thousands):

	2005	2004	$ Change	% Change	2004	2003	$ Change	% Change
Revenue:
Rental and other income	$666,376	$613,240	$53,136	8.7%	$613,240	$556,582	$56,658	10.2%
Management, development and other fees	4,304	604	3,700	612.6%	604	931	(327)	(35.1%)

Total revenue	670,680	613,844	56,836	9.3%	613,844	557,513	56,331	10.1%

Expenses:
Direct property operating expenses, excluding property taxes	155,481	148,705	6,776	4.6%	148,705	134,182	14,623	10.8%
Property taxes	65,487	59,458	6,029	10.1%	59,458	53,257	6,201	11.6%

Total community operating expenses	220,968	208,163	12,805	6.2%	208,163	187,439	20,724	11.1%

Corporate-level property management and other indirect operating expenses	31,243	27,956	3,287	11.8%	27,956	27,123	833	3.1%
Investments and investment management	4,834	4,690	144	3.1%	4,690	2,948	1,742	59.1%
Interest expense, net	127,099	131,103	(4,004)	(3.1%)	131,103	130,178	925	0.7%
Depreciation expense	158,822	151,991	6,831	4.5%	151,991	138,725	13,266	9.6%
General and administrative expense	25,761	18,074	7,687	42.5%	18,074	14,830	3,244	21.9%

Total other expenses	347,759	333,814	13,945	4.2%	333,814	313,804	20,010	6.4%

Equity in income of unconsolidated entities	7,198	1,100	6,098	554.4%	1,100	25,535	(24,435)	n/a
Venture partner interest in profit-sharing	—	(1,178)	1,178	(100.0%)	(1,178)	(1,688)	510	(30.2%)
Minority interest in consolidated partnerships	(1,481)	(150)	(1,331)	887.3%	(150)	(950)	800	(84.2%)

Income from continuing operations before cumulative effect of change in accounting principle	107,670	71,639	36,031	50.3%	71,639	79,167	(7,528)	(9.5%)

Discontinued operations:

Income from discontinued operations	14,942	21,134	(6,192)	(29.3%)	21,134	31,368	(10,234)	(32.6%)
Gain on sale of real estate assets	199,766	122,425	77,341	63.2%	122,425	160,990	(38,565)	(24.0%)

Total discontinued operations	214,708	143,559	71,149	49.6%	143,559	192,358	(48,799)	(25.4%)

Income before cumulative effect of change in accounting principle	322,378	215,198	107,180	49.8%	215,198	271,525	(56,327)	(20.7%)
Cumulative effect of change in accounting principle	—	4,547	(4,547)	(100.0%)	4,547	—	4,547	100.0%

Net income	322,378	219,745	102,633	46.7%	219,745	271,525	(51,780)	(19.1%)
Dividends attributable to preferred stock	(8,700)	(8,700)	—	—	(8,700)	(10,744)	2,044	(19.0%)

Net income available to common stockholders	$313,678	$211,045	$102,633	48.6%	$211,045	$260,781	$(49,736)	(19.1%)

Net income available to common stockholders increased $102,633,000, or 48.6%, to $313,678,000 in 2005. This increase is primarily attributable to higher gains on sales of assets in 2005, including the gain related to the sale of a technology investment, as well as increased net operating income from Established Communities and newly developed communities. Net income available to common stockholders decreased $49,736,000, or 19.1%, to $211,045,000 in 2004. This decrease is primarily attributable to lower gains on sales in 2004 as compared to 2003, including the gain realized from an unconsolidated entity, and increased depreciation expense, partially offset by increased net operating income from newly developed and acquired communities.
Net operating income (“NOI”) is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses, including property taxes, and NOI excludes:
•	corporate-level income (including management, development and other fees);
•	corporate-level property management and other indirect operating expenses;
•	investments and investment management costs;

•	interest expense, net;
•	general and administrative expense;
•	equity in income of unconsolidated entities;
•	minority interest in consolidated partnerships;
•	venture partner interest in profit-sharing;
•	depreciation expense;
•	gain on sale of real estate assets;
•	cumulative effect of change in accounting principle; and
•	income from discontinued operations.
NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for the years ended December 31, 2005, 2004 and 2003, along with a reconciliation to net income for each year, is as follows (dollars in thousands):

	For the year ended
	12-31-05	12-31-04	12-31-03

Net income	$322,378	$219,745	$271,525
Corporate-level property management and other indirect operating expenses	31,243	27,956	27,123
Corporate-level other income	(4,568)	(1,344)	(1,520)
Investments and investment management	4,834	4,690	2,948
Interest expense, net	127,099	131,103	130,178
General and administrative expense	25,761	18,074	14,830
Equity in income of unconsolidated entities	(7,198)	(1,100)	(25,535)
Minority interest in consolidated partnerships	1,481	150	950
Venture partner interest in profit-sharing	—	1,178	1,688
Depreciation expense	158,822	151,991	138,725
Cumulative effect of change in accounting principle	—	(4,547)	—
Gain on sale of real estate assets	(199,766)	(122,425)	(160,990)
Income from discontinued operations	(14,942)	(21,134)	(31,368)

Net operating income	$445,144	$404,337	$368,554

The NOI increases of $40,807,000 and $35,783,000 in 2005 and 2004, respectively, as compared to the prior years, consist of changes in the following categories (dollars in thousands):

	2005	2004
	Increase	Increase (Decrease) (1)

Established Communities	$13,052	$(3,363)

Other Stabilized Communities	3,786	16,010

Development and Redevelopment Communities	23,969	23,136

Total	$40,807	$35,783

(1)	For purposes of this table, amounts have been restated from amounts previously reported for changes in discontinued operations as described in Note 7, “Discontinued Operations — Real Estate Assets Sold or Held for Sale,” of our Consolidated Financial Statements.

The NOI increase in Established Communities in 2005 was largely due to the improved apartment market fundamentals. We maintained average economic occupancy of at least 95% in all regions during the year ended December 31, 2005 and we experienced the first year-over-year increase in rental rates in three years. We reached a transition point in the components of rental revenue growth, shifting from occupancy gains to increases in rental rates. We will continue to seek increases in rental rates by increasing market rents and/or reducing concessions, and we expect revenue growth from our Established Communities of 5.0% to 6.0% in 2006 as compared to 2005. In addition, although we will continue to aggressively manage operating expenses, there is upward pressure on operating expenses from increasing utility, labor and property tax expenses. We expect operating expenses at our Established Communities to increase by 3.0% to 4.0% in 2006 as compared to 2005. Overall, we anticipate growth in NOI from our Established Communities of 6.0% to 7.0% in 2006 as compared to 2005.
The Company has given projected NOI growth in 2006 only for Established Communities and not on a company-wide basis. The Company believes that NOI growth of the Established Communities assists investors in understanding management’s estimate of the likely contribution to operations from Established Communities. However, the Company has not provided a projection of NOI growth on a company-wide basis due to the difficulty in projecting the timing of new development starts, dispositions and acquisitions, as well as the complexities involved in projecting the allocation of corporate-level property management overhead, general and administrative costs and interest expense to communities not yet developed, disposed or acquired. NOI growth expected from Established Communities is not a projection of the Company’s projected consolidated financial performance or projected cash flow.
Rental and other income increased in 2005 due to increased rental rates and occupancy for our Established Communities, coupled with additional rental income generated from newly developed communities. Rental and other income increased in 2004 due to rental income generated from newly developed and acquired communities, as well as increased occupancy for our Established Communities, partially offset by declines in effective rental rates for our Established Communities. We expect apartment fundamentals to continue to strengthen in 2006.
Overall Portfolio — The weighted average number of occupied apartment homes increased to 36,520 apartment homes for 2005 as compared to 34,540 apartment homes for 2004 and 30,774 apartment homes for 2003. This change is primarily the result of an increase in the overall occupancy rate and increased homes available from newly developed and acquired communities, partially offset by communities sold in 2005 and 2004. The weighted average monthly revenue per occupied apartment home increased to $1,516 in 2005 as compared to $1,477 in 2004 and $1,505 in 2003.
Established Communities — Rental revenue increased $16,523,000, or 3.6%, in 2005 and decreased $1,496,000, or 0.3%, in 2004. The increase in 2005 is due to both increased rental rates and increased economic occupancy as compared to 2004. The decrease in 2004 is due to declining rental rates, partially offset by increased economic occupancy as compared to 2003. For 2005, the weighted average monthly revenue per occupied apartment home increased 2.7% to $1,503 compared to $1,464 in 2004, primarily due to increased market rents and decreased concessions. The average economic occupancy increased from 95.2% in 2004 to 96.1% in 2005. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. We expect rental revenue from Established Communities to increase 5.0% to 6.0% in 2006 as compared to 2005.
We experienced increases in Established Communities’ rental revenue in all six of our regions in 2005 as compared to 2004. The largest increases in rental revenue were in Southern California, the Pacific Northwest and the Northeast, with increases of 5.7%, 4.3% and 3.7%, respectively, between years. The Northeast and Northern California regions comprise the majority of our Established Community revenue, and therefore are discussed in more detail below.

The Northeast region represented approximately 35.5% of Established Community rental revenue during 2005. Average rental rates increased 2.2% to $1,892 in 2005 and economic occupancy increased 1.5% during 2005. We expect job growth to improve in the Northeast in 2006, although at a more moderate rate than our other markets. We expect moderate rental rate growth in the Northeast during 2006, with Northern New Jersey leading the region in revenue growth. We expect Boston, Massachusetts to lag the region in revenue growth, as economic recovery is not occurring as quickly as in other areas of the region.
Northern California, which represented approximately 31.0% in Established Community rental revenue during 2005, experienced an increase in rental revenue of 2.8% in 2005 as compared to 2004. Average rental rates increased by 2.1% to $1,448 in 2005, and economic occupancy increased 0.7% to 96.2% in 2005. Although apartment fundamentals have been weak in certain areas of Northern California, particularly in San Jose, California, 2005 was a transition point for the region. We expect Northern California to see continued improvement in apartment fundamentals, driven by accelerating job growth and reduced product in the rental market due to condominium conversion activity. We expect the improving fundamentals to translate into accelerated revenue growth.
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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the years ended December 31, 2005 and 2004 (dollars in thousands). Information for the year ended December 31, 2003 is not presented, as Established Community classification is not applicable prior to January 1, 2004. See Note 9, “Segment Reporting,” of our Consolidated Financial Statements.

	For the year ended
	12-31-05	12-31-04

Rental revenue (GAAP basis)	$472,367	$455,844
Concessions amortized	17,102	19,127
Concessions granted	(14,835)	(18,891)

Rental revenue adjusted to state concessions on a cash basis	$474,634	$456,080

Year-over-year % change — GAAP revenue	3.6%	n/a

Year-over-year % change — cash concession based revenue	4.1%	n/a
Management, development and other fees increased in 2005 as compared to 2004 due to increased asset management, property management and redevelopment fees earned from the Fund, which was formed in March 2005. In addition, construction and development fees earned from one of our unconsolidated entities in 2005 contributed to increased fee income. We expect fee income to increase in 2006 as compared to 2005 due to a full year of operations of, and an increased number of assets owned by, the Fund.

Direct property operating expenses, excluding property taxes increased in both 2005 and 2004, primarily due to the addition of recently developed and acquired apartment homes.
For Established Communities, direct property operating expenses, excluding property taxes, increased $965,000, or 0.9%, to $104,346,000 in 2005 due primarily to increases in payroll and utility costs, partially offset by decreases in marketing and bad debt expenses. During 2004, operating expenses increased $2,131,000, or 2.2%, due primarily to increased payroll costs, as well as increased make-ready costs associated with increasing occupancy. We expect operating expenses for Established Communities to increase by 3.0% to 4.0% in 2006 as compared to 2005, primarily as a result of continued higher utility expenses and payroll costs. Operating expense growth in 2006 as compared to 2005 will be tempered due to $880,000 of expenses incurred in 2005 for land lease payments that will not be incurred in 2006 due to the exercise of a purchase option.
Property taxes increased in both 2005 and 2004 due to overall higher assessments and the addition of newly developed and redeveloped apartment homes, and are impacted by the size and timing of successful tax appeals in both years.
For Established Communities, property taxes increased in 2005 and 2004 by $1,530,000 and $333,000, respectively, due to overall higher assessments throughout all regions, and are impacted by the size and timing of successful tax appeals in both years. We expect property taxes to continue to increase in 2006 as compared to 2005 as local jurisdictions are expected to continue to seek additional revenue sources to offset budget deficits. However, property taxes may fluctuate due to the timing and size of successful tax appeals. We evaluate property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Corporate-level property management and other indirect operating expenses increased in 2005 as compared to 2004 due to increased compensation costs, as well as increased costs relating to corporate initiatives, including investments in technology and training. We expect corporate-level property management and other indirect operating expenses to increase in 2006 as compared to 2005 as compensation costs continue to increase.
Investments and investment management reflects the costs incurred related to investment acquisitions, investment management and abandoned pursuit costs, which include the abandonment or impairment of development pursuits, acquisition pursuits, disposition pursuits and technology investments. Investments and investment management increased in 2005 as compared to 2004 due primarily to increased costs incurred in forming and managing the Fund, partially offset by a decrease in abandoned pursuit costs. Investments and investment management increased in 2004 as compared to 2003 due to the costs incurred in preparing for and forming the Fund, increased compensation costs and increased abandoned pursuit costs. We expect investments and investment management costs to increase in 2006 as compared to 2005 as Fund activity increases. Abandoned pursuit costs were $816,000, $1,726,000 and $1,180,000 in 2005, 2004 and 2003, respectively. Abandoned pursuit costs can be volatile, and the costs incurred in any given period may be widely different in future years.
Interest expense, net decreased in 2005 as compared to 2004 primarily due to the repayment of unsecured debt and a partial reissuance at lower interest rates, as well as higher levels of capitalized interest, in connection with our increased development activity, partially offset by overall higher short-term interest rates and higher average outstanding balances on our unsecured credit facility. Interest expense, net increased in 2004 as compared to 2003 primarily due to the interest income related to a participating mortgage note included in interest expense, net in 2003 (as described more fully below), partially offset by the repayment of unsecured debt and reissuance at lower interest rates, overall lower interest rates and lower average outstanding balances on our unsecured credit facility. We expect interest expense, net to decrease during 2006 primarily due to higher levels of capitalized interest resulting from increased development activity, as well as lower average outstanding balances on our unsecured credit facility.

Depreciation expense increased in both 2005 and 2004 primarily due to the completion of development and redevelopment activities.
General and administrative expense (“G&A”) increased in 2005 as compared to 2004 as a result of: (i) separation costs of approximately $2,100,000 due to the departure of a senior executive; (ii) the accrual of costs related to various litigation matters of approximately $1,500,000; (iii) increased board of director fees due to the acceleration of equity awards with the resignation of a director due to disability; and (iv) higher compensation costs. G&A increased in 2004 as compared to 2003 as a result of higher compensation costs, increased litigation and settlement costs associated with certain community and corporate matters, and additional corporate governance costs, including costs relating to compliance with the Sarbanes-Oxley Act of 2002. We expect expensed overhead costs, including G&A, corporate - level property management and investments and investment management, to increase from 0.0% to 5.0% in 2006 as compared to 2005.
Equity in income of unconsolidated entities increased in 2005 primarily due to the gain recognized in the amount of $6,252,000 related to the sale of our investment in Rent.com to eBay. Equity in income of unconsolidated entities decreased in 2004 as compared to 2003 primarily due to our 50% share of the gain received on a community sold in 2003 which was accounted for under the equity method.
Venture partner interest in profit-sharing in 2004 and 2003 represented the income allocated to our venture partner in a profit-sharing arrangement as discussed in Note 6, “Investments in Unconsolidated Entities,” of our Consolidated Financial Statements. Effective December 2004, we no longer account for our interest in this venture as a profit-sharing arrangement, and therefore during 2005, no income or loss from venture partner interest in profit-sharing was recognized.
Minority interest in consolidated partnerships increased in 2005 and decreased in 2004 due to the consolidation of an entity under FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as revised in December 2003. Effective January 1, 2004, we consolidated an entity from which we held a participating mortgage note due to the implementation of FIN 46 as discussed in Note 1, “Organization and Significant Accounting Policies,” of our Consolidated Financial Statements. We did not hold an equity interest in this entity, and therefore 100% of the entity’s net loss was recognized as minority interest in consolidated partnerships during the year ended December 31, 2004. In October 2004, we received payment in full of the outstanding mortgage note due from this entity. Upon repayment of the mortgage note, our economic interest in this entity ended, and therefore this entity was no longer considered a variable interest entity under FIN 46 and we discontinued consolidation.
Income from discontinued operations represents the net income generated by communities sold during the period from January 1, 2003 through December 31, 2005 or considered held for sale as of December 31, 2005. See Note 7, “Discontinued Operations — Real Estate Assets Sold or Held for Sale” of our Consolidated Financial Statements for additional information. The decreases in 2005 and 2004 are due to the sale of seven communities and one office building in 2005 and five communities in 2004, eliminating the income generated from these assets upon disposition.
Gain on sale of real estate assets increased in 2005 and decreased in 2004 due to the volume and size of dispositions in each year. The amount of gains realized depends on many factors, including the number of communities sold, the size and carrying value of those communities and local market conditions. We expect to continue to sell communities based on overall portfolio allocation needs as well as to respond to market opportunities.
Cumulative effect of change in accounting principle in 2004 is a result of the implementation of FIN 46, discussed above, and represents the difference between the net assets consolidated under FIN 46 and the previously recorded net assets.
Dividends attributable to preferred stock decreased during 2004 primarily as a result of several preferred stock redemptions during 2003.

Funds from Operations Attributable to Common Stockholders (“FFO”)
FFO is considered by management to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of previously depreciated property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in our Consolidated Financial Statements. For a more detailed discussion and presentation of FFO, see “Selected Financial Data,” included in Item 6 of this report.
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
Cash and cash equivalents totaled $6,106,000 at December 31, 2005, an increase of $4,585,000 from $1,521,000 at December 31, 2004. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities — Net cash provided by operating activities increased to $306,639,000 in 2005 from $275,617,000 in 2004, primarily due to additional NOI from our Established Community operations, as well as NOI from recently developed communities, partially offset by the loss of NOI from the 12 communities sold in 2005 and 2004, as discussed earlier in this report.
Investing Activities — Net cash used in investing activities of $19,761,000 in 2005 related to investments in assets through development, redevelopment and acquisition of apartment communities, including the acquisition of a partner interest in a real estate joint venture, substantially all of which is offset by proceeds from asset dispositions, including the proceeds from the sale of a technology investment. During 2005, we invested $459,376,000 in the purchase and development of real estate and capital expenditures:
•	we began the development of 12 new communities. These communities, if developed as expected, will contain a total of 3,365 apartment homes, and the total capitalized cost, including land acquisition costs, is projected to be approximately $882,700,000. We completed the development;

of seven communities containing an aggregate of 1,971 apartment homes for a total capitalized cost, including land acquisition cost, of $408,200,000;
•	we completed the redevelopment of three communities containing 1,094 apartment homes for a total capitalized cost of $196,700,000, of which $165,700,000 was incurred prior to redevelopment;
•	we acquired the 75% equity interest of a third-party partner in a joint venture owning one community for a net purchase price of $57,415,000;
•	we contributed $6,278,000 for a 15.2% equity interest in the Fund, which upon contribution owned four apartment communities containing a total of 879 apartment homes with an aggregate gross real estate value of $112,852,000. We also received net proceeds of $87,948,000 as reimbursement for acquiring and warehousing these communities. In December 2005, we contributed an additional $5,303,000 to the Fund, bringing our total equity investment in the Fund to approximately $11,600,000;
•	we acquired 13 parcels of land in connection with Development Rights, for an aggregate purchase price of $115,849,000; and
•	we had capital expenditures relating to current communities’ real estate assets of $17,570,000 and non-real estate capital expenditures of $1,520,000.
Financing Activities — Net cash used in financing activities totaled $282,293,000 in 2005, consisting primarily of dividends paid, certain unsecured note repayments and mortgage note repayments, partially offset by the issuance of common stock for option exercises, the issuance of unsecured notes and mortgage notes payable including draws on construction loans and an increase in borrowings under our unsecured credit facility. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” of our Consolidated Financial Statements, for additional information.
Variable Rate Unsecured Credit Facility
We have a $500,000,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks and Bank of America, serving as bank and administrative agent. Under the terms of the credit facility, we may elect to increase the facility by up to an additional $150,000,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.55% per annum (5.12% on January 31, 2006). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of our long-term unsecured debt. In addition, a competitive bid option is available for borrowings of up to $250,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at January 31, 2006. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The credit facility matures in May 2008, assuming our exercise of a one-year renewal option. At January 31, 2006, $16,000,000 was outstanding, $39,504,000 was used to provide letters of credit and $444,496,000 was available for borrowing under the unsecured credit facility.

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
The following debt activity occurred during the year ended December 31, 2005:
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
We currently have an effective shelf registration statement on file with the Securities and Exchange Commission. The shelf registration statement originally provided for the issuance of $750,000,000 of debt and equity in one or more public offerings, however, only $370,984,000 remains available for issuance. We expect to increase our debt and equity capacity in early 2006. However, we cannot assure you that market conditions will permit us to issue debt or equity securities on cost-effective terms or that the registration statement will remain available and effective at all times.

The table below details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at December 31, 2005 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-04	12-31-05		2006	2007	2008	2009	2010	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$17,145	$16,586		$596	$634	$676	$719	$766	$13,195
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	16,920	16,465		485	518	555	595	635	13,677
Avalon at Lexington	6.55%	Feb-2025	13,151	12,834		398	391	415	441	469	10,720
Avalon at Nob Hill	5.80%	Jun-2025	18,847	18,494	(2)	—	—	—	—	—	18,494
Avalon Campbell	6.48%	Jun-2025	34,395	33,614	(2)	—	—	—	—	—	33,614
Avalon Pacifica	6.48%	Jun-2025	15,602	15,247	(2)	—	—	—	—	—	15,247
Avalon Knoll	6.95%	Jun-2026	12,502	12,239		282	302	324	347	371	10,613
Avalon Landing	6.85%	Jun-2026	6,177	6,044		141	152	162	173	185	5,231
Avalon Fields	7.55%	May-2027	10,912	10,705		221	239	256	275	295	9,419
Avalon West	7.73%	Dec-2036	8,327	8,259		88	85	91	98	105	7,792
Avalon Oaks	7.45%	Jul-2041	17,426	17,324		130	128	138	147	158	16,623
Avalon Oaks West	7.48%	Apr-2043	17,239	17,145		118	117	125	134	143	16,508

			198,423	194,736		2,459	2,566	2,742	2,929	3,127	180,913

Variable rate (3)
The Promenade	4.68%	Oct-2010	32,663	32,100		604	652	701	755	29,388	—
Waterford	3.40%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	3.40%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Foxchase I	3.40%	Nov-2017	16,800	16,800	(4)	—	—	—	—	—	16,800
Avalon at Foxchase II	3.40%	Nov-2017	9,600	9,600	(4)	—	—	—	—	—	9,600
Avalon at Mission Viejo	4.02%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	3.61%	Jun-2025	1,953	2,306	(2)	—	—	—	—	—	2,306
Avalon Campbell	3.61%	Jun-2025	4,405	5,186	(2)	—	—	—	—	—	5,186
Avalon Pacifica	3.61%	Jun-2025	1,998	2,353	(2)	—	—	—	—	—	2,353
Avalon at Fairway Hills I	3.96%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			137,954	138,880		604	652	701	755	29,388	106,780

Conventional loans (5)
Fixed rate
$100 million unsecured notes	6.75%	Jan-2005	100,000	—		—	—	—	—	—	—
$50 million unsecured notes	6.50%	Jan-2005	50,000	—		—	—	—	—	—	—
$150 million unsecured notes	6.93%	Jul-2006	150,000	150,000		150,000	—	—	—	—	—
$150 million unsecured notes	5.18%	Aug-2007	150,000	150,000		—	150,000	—	—	—	—
$110 million unsecured notes	7.13%	Dec-2007	110,000	110,000		—	110,000	—	—	—	—
$50 million unsecured notes	6.63%	Jan-2008	50,000	50,000		—	—	50,000	—	—	—
$150 million unsecured notes	8.37%	Jul-2008	150,000	150,000		—	—	150,000	—	—	—
$150 million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	—	—	150,000	—	—
$200 million unsecured notes	7.67%	Dec-2010	200,000	200,000		—	—	—	—	200,000	—
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$100 million unsecured notes	5.11%	Mar-2013	—	100,000		—	—	—	—	—	100,000
$150 million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
Wheaton Development Right	6.99%	Oct-2008	4,660	4,589		75	82	4,432	—	—	—
Eisenhower Ave. Development Right	8.08%	Apr-2009	—	4,504		109	110	119	4,166	—	—
Twinbrook Development Right	7.25%	Oct-2011	8,545	8,379		158	182	194	211	227	7,407
Avalon Redondo Beach (6)	4.84%	Oct-2011	16,765	—		—	—	—	—	—	—
Briarcliffe Lakeside (6)	6.90%	Feb-2028	8,104	—		—	—	—	—	—	—
Tysons West Development Right	5.55%	Jul-2028	6,819	6,681		146	155	162	173	183	5,862
Avalon Orchards	7.65%	Jul-2033	20,353	20,136		275	272	292	313	335	18,649

			1,925,246	1,854,289		150,763	260,801	205,199	154,863	200,745	881,918

Variable rate (3)
Avalon Del Rey	5.89%	Sep-2007	6,278	32,547		—	32,547	—	—	—	—
Avalon Ledges	5.68%	May-2009	19,674	19,290	(4)	815	651	688	17,136	—	—
Avalon at Flanders Hill	5.68%	May-2009	22,429	21,935	(4)	874	742	784	19,535	—	—
Avalon at Newton Highlands	5.62%	May-2009	39,902	38,905	(4)	1,472	1,329	1,397	34,707	—	—

			88,283	112,677		3,161	35,269	2,869	71,378	—	—

Total indebtedness — excluding unsecured credit facility			$2,349,906	$2,300,582		$156,987	$299,288	$211,511	$229,925	$233,260	$1,169,611

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at December 31, 2005 and 2004 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of December 31, 2005.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Balances outstanding do not include $818 and $552 of debt discount as of December 31, 2005 and 2004, respectively, reflected in unsecured notes on our Consolidated Balance Sheets included elsewhere in this report.

(6)	This community was deconsolidated in March 2005 upon the admission of outside investors into the Fund.

Future Financing and Capital Needs — Portfolio and Other Activity
As of December 31, 2005, we had 15 new communities under construction, for which a total estimated cost of $598,412,000 remained to be invested. In addition, we had two communities under reconstruction, for which a total estimated cost of $1,656,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
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
We have invested in the Fund, a private, discretionary investment vehicle that will acquire and operate apartment communities in our markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the exclusive vehicle through which we will acquire apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund, if any. The Fund will not restrict our development activities, and will terminate after a term of eight years, subject to two one-year extensions. The Fund has nine institutional investors, including us, with combined capital commitments of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that will qualify as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $11,600,000 has been invested as of January 31, 2006) representing a 15.2% combined general partner and limited partner equity interest. Under the Fund documents, the Fund has the ability to employ leverage through debt financings up to 65% on a portfolio basis, which, if achieved, would enable the Fund to invest up to $940,000,000.
From time to time we use joint ventures to hold or develop individual real estate assets. We generally employ joint ventures primarily to mitigate asset concentration or market risk and secondarily as a source of liquidity. We may also use joint ventures related to mixed-use land development opportunities where our partners bring development and operational expertise to the venture. Each joint venture or partnership agreement has been and will continue to be individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. However, we can not assure you that we will achieve our objectives through joint ventures.
In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, including strong institutional demand for real estate assets in our markets and demand from condominium converters, we sold seven communities with net proceeds in the aggregate of $344,185,000 in 2005, and expect to sell communities at an aggregate sales price of $225,000,000 to $300,000,000 in 2006. We cannot assure you that assets can continue to be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses, NOI and FFO. As of January 31, 2006, we have one community classified as held for sale under GAAP. We are actively pursuing the disposition of this community and expect to close on this disposition within the next twelve months. However, we cannot assure you that this community will be sold as planned.
Off Balance Sheet Arrangements
We own interests in unconsolidated real estate entities, with ownership interests up to 50%. Four of these unconsolidated real estate entities, Avalon Terrace, LLC, CVP I, LLC, Mission Bay Venture Partners, LLC and the Fund, have debt outstanding as of December 31, 2005 as follows. Additional discussion of these entities can be found in Note 6, “Investments in Unconsolidated Entities,” of our Consolidated Financial Statements located elsewhere in this report.
•	Avalon Terrace, LLC has $37,200,000 of fixed rate debt which matures in November 2010 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. We have not guaranteed the debt on Avalon Terrace, LLC, nor do we have any obligation to fund this debt should the unconsolidated real estate entity be unable to do so.
•	CVP I, LLC has outstanding bonds in the amount of $117,000,000 which mature in February 2009, assuming exercise of two one-year renewal options, and are payable by the unconsolidated real estate entity. In connection with the general contractor services that we provided to CVP I, LLC, the entity that owns and developed Avalon Chrystie Place I, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the bond financing. Our obligations under this guarantee will terminate once all of the lender’s standard completion requirements have been satisfied. We currently expect this to occur in early 2006.
•	Mission Bay Venture Partners, LLC has a construction loan in the amount of $94,400,000 (of which $28,354,000 is outstanding as of December 31, 2005), which matures in September 2010, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. In connection with the general contractor services that we provide to Mission Bay Venture Partners, LLC, the entity that owns and is developing Avalon Mission Bay North II, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Our obligations under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied. We currently expect this to occur in 2007.
•	The Fund has six mortgage loans with amounts outstanding of $16,765,000, $16,575,000, $31,500,000, $23,806,000, $7,960,000 and $16,500,000, which mature in October 2011, April 2012, July 2012, August 2013, February 2028 (but can be prepaid after February 2008 without penalty) and October 2012, respectively. These mortgage loans are secured by the underlying real estate. In addition, the Fund has a credit facility with $37,100,000 outstanding as of December 31, 2005, which matures in January 2008. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.
In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $1,700,000 as of December 31, 2005). We have not recorded a liability related to this guarantee as of December 31, 2005, as the fair value of the real estate assets owned by the Fund is considered adequate to cover such payment under a liquidation scenario.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2005 (dollars in thousands):

	Payments due by period
		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years

Long-Term Debt Obligations (1)	$2,367,382	$223,787	$510,799	$463,185	$1,169,611

Operating Lease Obligations (2)	1,185,093	3,454	6,915	6,044	1,168,680

Total	$3,552,475	$227,241	$517,714	$469,229	$2,338,291

(1)	Includes $66,800 outstanding under our variable rate unsecured credit facility as of December 31, 2005. The table of contractual obligations assumes repayment of this amount in 2006 — See “Liquidity and Capital Resources.” Amounts exclude interest payable as of December 31, 2005.

(2)	Includes land leases expiring between July 2029 and March 2142. Amounts do not include any adjustment for purchase options available under the land leases.
Inflation and Deflation
Substantially all of our apartment leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.
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
We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors, which we describe in Item 1a, “Risk Factors,” elsewhere in this report, may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements.
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
Our operating results are affected by changes in interest rates as a result of borrowings under our variable rate unsecured credit facility as well as outstanding bonds with variable interest rates. We had $241,712,000 and $217,881,000 in variable rate debt outstanding (excluding variable rate debt effectively fixed through swap agreements) as of December 31, 2005 and 2004, respectively. If interest rates on the variable rate debt had been 100 basis points higher throughout 2005 and 2004, our annual interest costs would have increased by approximately $3,990,000 and $3,682,000 respectively, based on balances outstanding during the applicable years.
We currently use interest rate protection agreements (consisting of interest rate swap and cap agreements) to reduce the impact of interest rate fluctuations on certain variable rate indebtedness. Under swap agreements:
•	we agree to pay to a counterparty the interest that would have been incurred on a fixed principal amount at a fixed interest rate (generally, the interest rate on a particular treasury bond on the date the agreement is entered into, plus a fixed increment); and
•	the counterparty agrees to pay to us the interest that would have been incurred on the same principal amount at an assumed floating interest rate tied to a particular market index.
As of December 31, 2005, the effect of swap agreements is to fix the interest rate on approximately $67,400,000 of our variable rate, tax-exempt debt. The interest rate protection provided by certain swap agreements on the consolidated variable rate, tax-exempt debt was not electively entered into by us but, rather, was a requirement of either the bond issuer or the credit enhancement provider related to certain of our tax-exempt bond financings. Because the counterparties providing the swap agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group and the interest rates fixed by the swap agreements are significantly higher than current market rates for such agreements, we do not believe there is exposure at this time to a default by a counterparty provider. Had these swap agreements not been in place during 2005 and 2004, our annual interest costs would have been approximately $1,878,000 and $2,769,000 lower, respectively, based on balances outstanding and reported interest rates during the applicable years. Additionally, if the variable interest rates on this debt had been 100 basis points higher throughout 2005 and 2004 and these swap agreements had not been in place, our annual interest costs would have been approximately $1,200,000 and $2,073,000 lower, respectively.
In addition, changes in interest rates affect the fair value of our fixed rate debt, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (excluding our variable rate unsecured credit facility) with an aggregate carrying value of $2,300,582,000 at December 31, 2005 had an estimated aggregate fair value of $2,426,250,000 at December 31, 2005. Fixed rate debt (excluding variable rate debt effectively fixed through swap agreements) represented $1,981,670,000 of the carrying value and $2,107,342,000 of the fair value at December 31, 2005. If interest rates had been 100 basis points higher as of December 31, 2005, the fair value of this fixed rate debt would have decreased by $88,418,000.

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
(b)       Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
Information pertaining to directors and executive officers of the Company and the Company’s Code of Conduct are incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 17, 2006.

ITEM 11.	EXECUTIVE COMPENSATION
Information pertaining to executive compensation is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 17, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 17, 2006.
The Company maintains the 1994 Stock Incentive Plan (the “1994 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.
The following table gives information about equity awards under the Company’s 1994 Plan and ESPP as of December 31, 2005:

	(a)		(b)		(c)
					Number of securities
					remaining available for
	Number of securities to be		Weighted-average		future issuance under equity
	issued upon exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))

Equity compensation plans approved by security holders (1)	2,347,908	(2) (3)	$51.40	(3) (4)	2,066,308 (5)

Equity compensation plans not approved by security holders (6)	—		n/a		800,142

Total	2,347,908		$51.40	(3) (4)	2,866,450

(1) Consists of the 1994 Plan.
(2) Includes 119,860 deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis, but does not include 241,028 shares of restricted stock that are outstanding and that are already reflected in the Company’s outstanding shares.
(3) Does not include outstanding options to acquire 26,624 shares, at a weighted-average exercise price of $37.09 per share, that were assumed, in connection with the 1998 merger of Avalon Properties, Inc. with and into the Company, under the Avalon Properties, Inc. 1995 Equity Incentive Plan and the Avalon Properties, Inc. 1993 Stock Option and Incentive Plan.

(4) Excludes deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.
(5) The 1994 Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1994 Plan will increase annually. On each January 1, the aggregate number of shares reserved for issuance under the 1994 Plan will increase by a number of shares equal to a percentage (ranging from 0.48% to 1.00%) of all outstanding shares of common stock at the end of the year. The exact percentage used is determined based on the percentage of all awards made under the 1994 Plan during the calendar year that were in the form of stock options with an exercise price equal to the fair market value of a share of common stock on the date of the grant. In accordance with this procedure, on January 1, 2006, the maximum number of shares remaining available for future issuance under the 1994 Plan was increased by 696,701 to 2,763,009.
(6) Consists of the ESPP.
The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 10, “Stock-Based Compensation Plans,” of our Consolidated Financial Statements included in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information pertaining to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 17, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information pertaining to the fees paid to and services provided by the Company’s principal accountant is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 17, 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1)	Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm		F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004		F-3

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2005, 2004 and 2003		F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003		F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003		F-6

Notes to Consolidated Financial Statements		F-8

15(a)(2)	Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation		F-33

15(a)(3)	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

INDEX TO EXHIBITS

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K filed October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Avalon Properties’ Registration Statement on Form S-3 (33-95412), filed on August 4, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 11, 2000.)

4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

10.1	—	Amended and Restated Distribution Agreement, dated August 6, 2003, among AvalonBay Communities, Inc. (the “Company”) and the Agents, including Administrative Procedures, relating to the MTNs. (Incorporated by reference to Exhibit 10.1 to Form 10-K of the Company filed March 5, 2004.

10.2	—	Amended and Restated Limited Partnership Agreement of AvalonBay Value Added Fund, L.P., dated as of March 16, 2005. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed May 6, 2005.)

10.3+	—	Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Blair, Naughton, Fuller, Sargeant, Horey and Meyer (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 6, 2005.)

10.4+	—	Employment Agreement, dated as of July 1, 2003, between the Company and Thomas J. Sargeant. (Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-3 (333-103755), filed July 7, 2003.)

10.5+	—	First Amendment to Employment Agreement between the Company and Thomas J. Sargeant, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company filed May 6, 2005.)

10.6+	—	Employment Agreement, dated as of January 10, 2003, between the Company and Bryce Blair. (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March 11, 2003.)

10.7+	—	First Amendment to Employment Agreement between the Company and Bryce Blair, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 6, 2005.)

10.8+	—	Employment Agreement, dated as of February 26, 2001, between the Company and Timothy J. Naughton. (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March 29, 2001.)

10.9+	—	First Amendment to Employment Agreement between the Company and Timothy J. Naughton, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed May 6, 2005.)

10.10+	—	Employment Agreement, dated as of September 10, 2001, between the Company and Leo S. Horey. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 14, 2001.)

10.11+	—	First Amendment to Employment Agreement between the Company and Leo S. Horey, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company filed May 6, 2005).

10.12+	—	Employment Agreement, dated as of December 31, 2001, between the Company and Samuel B. Fuller. (Incorporated by reference to Exhibit 10.9 to Form 10-K of the Company filed March 26, 2002.)

10.13+	—	First Amendment to Employment Agreement between the Company and Samuel B. Fuller, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company filed May 6, 2005).

10.14+	—	Separation Agreement between the Company and Samuel B. Fuller, dated as of April 6, 2005. (Incorporated by reference to Exhibit 10.9 to Form 10-Q of the Company filed May 6, 2005.)

10.15+	—	Retirement Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 15, 2000.)

10.16+	—	First Amendment to Retirement Agreement between the Company and Gilbert M. Meyer, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company filed May 6, 2005).

10.17+	—	Avalon Properties, Inc. 1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.14 to Form 10-K of the Company filed March 29, 2001.)

10.18+	—	Avalon Properties, Inc. 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.15 to Form 10-K of the Company filed March 29, 2001.)

10.19+	—	Amendment, dated May 6, 1999, to the Avalon Properties Amended and Restated 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company filed August 16, 1999.)

10.20+	—	AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on December 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed December 14, 2004.)

10.21+	—	1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Form S-8 of the Company filed June 26, 1997, File No. 333-16837.)

10.22+	—	1996 Non-Qualified Employee Stock Purchase Plan — Plan Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Form S-8 of the company, File No. 333-16837.)

10.23+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 9, 2005.)

10.24+	—	The Company’s Officer Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 11, 2000.)

10.25+	—	Form of AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2004.)

10.26+	—	Form of AvalonBay Communities, Inc. Incentive Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 4, 2004.)

10.27+	—	Form of AvalonBay Communities, Inc. Employee Stock Grant and Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2004.)

10.28+	—	Form of AvalonBay Communities, Inc. Director Restricted Unit Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2004.)

10.29+	—	Form of AvalonBay Communities, Inc. Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2004.)

10.30	—	Amended and Restated Revolving Loan Agreement, dated as of May 24, 2004, among the Company, as Borrower, JPMorgan Chase Bank and Wachovia Bank, N.A., each as a Bank and Syndication Agent, Bank of America, successor in interest to Fleet National Bank, as a Bank, Swing Lender and Issuing Bank, Morgan Stanley Bank, Wells Fargo Bank, N.A., and Deutsche Bank Trust Company Americas, each as a Bank and Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Bank of America, successor in interest to Fleet National Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 6, 2004.)

10.31+	—	Compensation Arrangements for Directors and Named Executive Officers. (Filed herewith.)

10.32+	—	February 9, 2006, Amendment to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Filed herewith.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)

23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Filed herewith.)

+	Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 154(c) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AvalonBay Communities, Inc.

Date: March 13, 2006	By:	/s/ Bryce Blair

Bryce Blair, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2006	By:	/s/ Bryce Blair

Bryce Blair, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2006	By:	/s/ Thomas J. Sargeant

Thomas J. Sargeant, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 13, 2006	By:	/s/ Bruce A. Choate

Bruce A. Choate, Director

Date: March 13, 2006	By:	/s/ John J. Healy, Jr.

John J. Healy, Jr., Director

Date: March 13, 2006	By:	/s/ Gilbert M. Meyer

Gilbert M. Meyer, Director

Date: March 13, 2006	By:	/s/ Timothy J. Naughton

Timothy J. Naughton, Director

Date: March 13, 2006	By:	/s/ Lance R. Primis

Lance R. Primis, Director

Date: March 13, 2006	By:	/s/ H. Jay Sarles

H. Jay Sarles, Director

Date: March 13, 2006	By:	/s/ Allan D. Schuster

Allan D. Schuster, Director

Date: March 13, 2006	By:	/s/ Amy P. Williams

Amy P. Williams, Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
AvalonBay Communities, Inc.:
We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 3, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of AvalonBay Communities, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9a., that AvalonBay Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AvalonBay Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that AvalonBay Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AvalonBay Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of AvalonBay Communities, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.

McLean, Virginia March 3, 2006	/s/ Ernst & Young LLP

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12-31-05	12-31-04

ASSETS
Real estate:
Land	$874,199	$863,867
Buildings and improvements	4,288,168	4,080,462
Furniture, fixtures and equipment	133,192	127,520

	5,295,559	5,071,849
Less accumulated depreciation	(938,297)	(769,459)

Net operating real estate	4,357,262	4,302,390
Construction in progress, including land	317,823	173,290
Land held for development	188,414	156,350
Operating real estate assets held for sale, net	82,289	245,795

Total real estate, net	4,945,788	4,877,825

Cash and cash equivalents	6,106	1,521
Cash in escrow	48,266	22,138
Resident security deposits	26,290	23,478
Investments in unconsolidated real estate entities	41,942	41,379
Deferred financing costs, net	17,976	21,859
Deferred development costs	31,467	37,007
Prepaid expenses and other assets	47,225	56,042

Total assets	$5,165,060	$5,081,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,809,182	$1,859,448
Variable rate unsecured credit facility	66,800	102,000
Mortgage notes payable	490,582	489,906
Dividends payable	54,476	52,982
Payables for construction	28,203	23,005
Accrued expenses and other liabilities	82,564	73,223
Accrued interest payable	34,649	37,254
Resident security deposits	35,640	33,208
Liabilities related to real estate assets held for sale	1,837	3,407

Total liabilities	2,603,933	2,674,433

Minority interest of unitholders in consolidated partnerships	19,464	21,525

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2005 and 2004; 4,000,000 shares issued and outstanding at both December 31, 2005 and 2004	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both December 31, 2005 and 2004; 73,663,048 and 72,582,076 shares issued and outstanding at December 31, 2005 and 2004, respectively	737	726
Additional paid-in capital	2,442,528	2,389,511
Deferred compensation	(12,960)	(8,659)
Accumulated earnings less dividends	115,788	10,769
Accumulated other comprehensive loss	(4,470)	(7,096)

Total stockholders’ equity	2,541,663	2,385,291

Total liabilities and stockholders’ equity	$5,165,060	$5,081,249

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12-31-05	12-31-04	12-31-03
Revenue:
Rental and other income	$666,376	$613,240	$556,582
Management, development and other fees	4,304	604	931

Total revenue	670,680	613,844	557,513

Expenses:
Operating expenses, excluding property taxes	191,558	181,351	164,253
Property taxes	65,487	59,458	53,257
Interest expense, net	127,099	131,103	130,178
Depreciation expense	158,822	151,991	138,725
General and administrative expense	25,761	18,074	14,830

Total expenses	568,727	541,977	501,243

Equity in income of unconsolidated entities	7,198	1,100	25,535
Venture partner interest in profit-sharing	—	(1,178)	(1,688)
Minority interest in consolidated partnerships	(1,481)	(150)	(950)

Income from continuing operations before cumulative effect of change in accounting principle	107,670	71,639	79,167

Discontinued operations:
Income from discontinued operations	14,942	21,134	31,368
Gain on sale of real estate assets	199,766	122,425	160,990

Total discontinued operations	214,708	143,559	192,358

Income before cumulative effect of change in accounting principle	322,378	215,198	271,525
Cumulative effect of change in accounting principle	—	4,547	—

Net income	322,378	219,745	271,525
Dividends attributable to preferred stock	(8,700)	(8,700)	(10,744)

Net income available to common stockholders	$313,678	$211,045	$260,781

Other comprehensive income:
Unrealized gain on cash flow hedges	2,626	1,116	4,428

Comprehensive income	$316,304	$212,161	$265,209

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$1.36	$0.94	$1.00
Discontinued operations	2.94	2.01	2.80

Net income available to common stockholders	$4.30	$2.95	$3.80

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$1.34	$0.94	$0.99
Discontinued operations	2.87	1.98	2.74

Net income available to common stockholders	$4.21	$2.92	$3.73

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Shares issued						Accumulated	Accumulated
					Additional		earnings	other
	Preferred	Common	Preferred	Common	paid-in	Deferred	less	comprehensive	Stockholders'
	stock	stock	stock	stock	capital	compensation	dividends	loss	equity

Balance at December 31, 2002	7,267,700	68,202,926	$73	$682	$2,273,668	$(7,855)	$(59,388)	$(12,640)	$2,194,540
Net income	—	—	—	—	—	—	271,525	—	271,525
Unrealized gain on cash flow hedges	—	—	—	—	—	—	—	4,428	4,428
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(202,694)	—	(202,694)
Issuance of common stock, net of withholdings	—	3,833,600	—	38	162,674	(1,383)	(114)	—	161,215
Issuance of stock options	—	—	—	—	754	(754)	—	—	—
Repurchase of common stock, including repurchase costs	—	(1,099,000)	—	(11)	(32,841)	—	(7,025)	—	(39,877)
Issuance of preferred stock, net of issuance costs	3,336,611	—	33	—	81,704	—	—	—	81,737
Redemption of preferred stock	(6,604,311)	—	(66)	—	(163,378)	—	(280)	—	(163,724)
Amortization of deferred compensation	—	—	—	—	—	4,184	—	—	4,184

Balance at December 31, 2003	4,000,000	70,937,526	40	709	2,322,581	(5,808)	2,024	(8,212)	2,311,334
Net income	—	—	—	—	—	—	219,745	—	219,745
Unrealized gain on cash flow hedges	—	—	—	—	—	—	—	1,116	1,116
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(210,338)	—	(210,338)
Issuance of common stock, net of withholdings	—	1,644,550	—	17	64,849	(5,702)	(662)	—	58,502
Issuance of stock options	—	—	—	—	2,081	(2,081)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	4,932	—	—	4,932

Balance at December 31, 2004	4,000,000	72,582,076	40	726	2,389,511	(8,659)	10,769	(7,096)	2,385,291
Net income	—	—	—	—	—	—	322,378	—	322,378
Unrealized gain on cash flow hedges	—	—	—	—	—	—	—	2,626	2,626
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(216,982)	—	(216,982)
Issuance of common stock, net of withholdings	—	1,080,972	—	11	48,496	(8,118)	(377)	—	40,012
Issuance of stock options	—	—	—	—	4,521	(4,521)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	8,338	—	—	8,338

Balance at December 31, 2005	4,000,000	73,663,048	$40	$737	$2,442,528	$(12,960)	$115,788	$(4,470)	$2,541,663

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12-31-05	12-31-04	12-31-03
Cash flows from operating activities:
Net income	$322,378	$219,745	$271,525
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	158,822	151,991	138,725
Depreciation expense from discontinued operations	3,241	10,676	15,071
Amortization of deferred financing costs and debt premium/discount	4,022	3,962	3,850
Amortization of deferred compensation	8,338	4,932	4,184
Income allocated to minority interest in consolidated partnerships including discontinued operations	1,481	187	1,388
Income allocated to venture partner interest in profit-sharing	—	1,178	1,688
Gain on sale of real estate assets	(199,766)	(122,425)	(160,990)
Gain on sale of technology investment	(6,252)	—	—
Gain on sale of joint venture community	—	—	(23,448)
Cumulative effect of change in accounting principle	—	(4,547)	—
Increase in cash in operating escrows	(4,344)	(1,451)	(557)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	8,938	(10,589)	(7,025)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	9,781	21,958	(4,734)

Net cash provided by operating activities	306,639	275,617	239,677

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(382,871)	(355,938)	(357,520)
Acquisition of real estate assets, including partner equity interest	(57,415)	(128,238)	—
Capital expenditures — existing real estate assets	(17,570)	(12,984)	(11,593)
Capital expenditures — non-real estate assets	(1,520)	(860)	(274)
Proceeds from sale of communities and technology investment, including reimbursement for Fund communities, net of selling costs	469,737	219,649	403,118
Increase (decrease) in payables for construction	5,198	(3,962)	(331)
Decrease (increase) in cash in construction escrows	(21,784)	201	(1,040)
Repayment of participating mortgage note, including interest and prepayment premium	—	34,846	—
Decrease (increase) in investments in unconsolidated real estate entities	(13,536)	(4,397)	1,575

Net cash provided by (used in) investing activities	(19,761)	(251,683)	33,935

Cash flows from financing activities:
Issuance of common stock	36,611	54,031	146,934
Repurchase of common stock	—	—	(39,877)
Issuance of preferred stock, net of related costs	—	—	81,737
Redemption of preferred stock and related costs	—	—	(163,724)
Dividends paid	(215,391)	(209,095)	(202,416)
Net borrowings (repayments) under unsecured credit facility	(35,200)	50,900	22,130
Issuance of mortgage notes payable and draws on construction loans	26,269	105,843	38,829
Repayments of mortgage notes payable	(41,932)	(40,270)	(4,582)
Issuance (repayment) of unsecured notes	(50,000)	25,000	(150,000)
Payment of deferred financing costs	(1,292)	(9,318)	(1,477)
Redemption of units for cash by minority partners	(50)	(1,691)	(600)
Distributions to DownREIT partnership unitholders	(1,194)	(1,425)	(2,152)
Distributions to joint venture and profit-sharing partners	(114)	(3,446)	(4,267)

Net cash used in financing activities	(282,293)	(29,471)	(279,465)

Net increase (decrease) in cash and cash equivalents	4,585	(5,537)	(5,853)
Cash and cash equivalents, beginning of year	1,521	7,058	12,911

Cash and cash equivalents, end of year	$6,106	$1,521	$7,058

Cash paid during year for interest, net of amount capitalized	$121,526	$124,895	$131,266

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the year ended December 31, 2005:
•	As described in Note 4, “Stockholders’ Equity,” 165,790 shares of common stock were issued in connection with stock grants, 1,295 shares were issued through the Company’s dividend reinvestment plan, 8,971 shares were issued to a member of the Board of Directors in fulfillment of a deferred stock award, 50,916 shares were withheld to satisfy employees’ tax withholding and other liabilities and 9,965 shares were forfeited, for a net value of $9,317. In addition, the Company granted 696,484 options for common stock, net of forfeitures, at a value of $4,521.
•	49,263 units of limited partnership, valued at $2,202, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.
•	The Company deconsolidated mortgage notes payable in the aggregate amount of $24,869 upon admittance of outside investors into the Fund (as defined in Note 6, “Investments in Unconsolidated Entities”).
•	The Company assumed fixed rate debt of $4,566 as part of the acquisition of an improved land parcel.
•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $2,626 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.
•	Common and preferred dividends declared but not paid totaled $54,476.
During the year ended December 31, 2004:
•	147,517 shares of common stock were issued in connection with stock grants, 78,509 shares were issued in connection with non-cash stock option exercises, 1,545 shares were issued through the Company’s dividend reinvestment plan, 75,515 shares were withheld to satisfy employees’ tax withholding and other liabilities and 3,012 shares were forfeited, for a net value of $6,138. In addition, the Company granted 465,232 options for common stock, net of forfeitures, at a value of $2,081.
•	104,160 units of limited partnership, valued at $4,035, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.
•	The Company sold two communities with mortgage notes payable of $28,335 in the aggregate, that were assumed by the respective buyers as part of the total sales price.
•	The Company assumed fixed rate debt of $8,155 in connection with the acquisition of a community and $20,141 in connection with the acquisition of three improved land parcels.
•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $1,116 to adjust the Company’s Hedged Derivatives to their fair value.
•	Common and preferred dividends declared but not paid totaled $52,982.
During the year ended December 31, 2003:
•	114,895 shares of common stock were issued in connection with stock grants, 37,124 shares were withheld to satisfy employees’ tax withholding and other liabilities and 12,102 shares were forfeited, for a net value of $2,419. In addition, the Company granted 268,101 options for common stock, net of forfeitures, at a value of $754.
•	328,731 units of limited partnership, valued at $13,245, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.
•	The Company sold two communities that were subject to mortgage notes payable of $39,665 in the aggregate, that were assumed by the buyers as part of the total sales price. $260 of deferred stock units were converted into 6,989 shares of common stock.
•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $4,428 to adjust the Company’s Hedged Derivatives to their fair value.
•	Common and preferred dividends declared but not paid totaled $51,831.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Organization and Significant Accounting Policies
Organization
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The Company focuses on the development, ownership and operation of apartment communities in high barrier-to-entry markets of the United States. These markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the country.
At December 31, 2005, the Company owned or held a direct or indirect ownership interest in 143 operating apartment communities containing 41,412 apartment homes in ten states and the District of Columbia, of which two communities containing 506 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 15 communities under construction that are expected to contain an aggregate of 4,062 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 47 communities that, if developed in the manner expected, will contain an estimated 12,495 apartment homes.
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
The Company accounts for investments in unconsolidated entities that are not variable interest entities in accordance with SOP 78-9 and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company uses the equity method to account for these investments when it owns greater than 20% of the equity value or has significant and influence over that entity. Investments in which the Company owns 20% or less of the equity value and does not have significant influence are accounted for using the cost method. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. During the year ended December 31, 2004, the Company recorded an impairment loss of $1,002 related to a technology investment, which is included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the years ended December 31, 2005 or 2003.
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
The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use, which is generally indicated by the issuance of a certificate of occupancy. Cost capitalization during redevelopment of apartment homes (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out-of-service for redevelopment and ends when the apartment home redevelopment is completed and the apartment home is available for a new resident. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized as they accrue.
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits, disposition pursuits and technology investments, in the amounts of $816, $1,726 and $1,180 for the years ended December 31, 2005, 2004 and 2003, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income.
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
If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss on any of its operating communities during the years ended December 31, 2005, 2004 or 2003.
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

The following reconciles net income available to common stockholders to taxable net income for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	Estimate	Actual	Actual

Net income available to common stockholders	$313,678	$211,045	$260,781
Dividends attributable to preferred stock, not deductible for tax	8,700	8,700	10,744
GAAP gain on sale of communities less than (in excess of) tax gain	(2,482)	8,305	(3,795)
Depreciation/Amortization timing differences on real estate	(3,861)	(3,793)	(5,574)
Tax compensation expense in excess of GAAP	(18,969)	(19,758)	(4,254)
Other adjustments	(2,021)	(9,835)	(9,190)

Taxable net income	$295,045	$194,664	$248,712

The following summarizes the tax components of the Company’s common and preferred dividends declared for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Ordinary income	9%	39%	11%
20% capital gain	—	—	15%
15% capital gain	77%	51%	56%
Unrecaptured §1250 gain	14%	10%	18%
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $16,074 at December 31, 2005 and $12,966 at December 31, 2004.
Cash, Cash Equivalents and Cash in Escrow
Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of December 31, 2005 and 2004, the Company had approximately $233,000 and $236,000, respectively, in variable rate debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities.”

Comprehensive Income
Comprehensive Income, as reflected on the Consolidated Statements of Operations and Other Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive loss as reflected on the Consolidated Statements of Stockholders’ Equity reflects the changes in the fair value of effective cash flow hedges.
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

	For the year ended
	12-31-05	12-31-04	12-31-03
Basic and diluted shares outstanding
Weighted average common shares — basic	72,952,492	71,564,202	68,559,657
Weighted average DownREIT units outstanding	474,440	573,529	893,279
Effect of dilutive securities	1,332,386	1,217,225	750,531

Weighted average common shares — diluted	74,759,318	73,354,956	70,203,467

Calculation of Earnings per Share — basic
Net income available to common stockholders	$313,678	$211,045	$260,781

Weighted average common shares — basic	72,952,492	71,564,202	68,559,657

Earnings per common share — basic	$4.30	$2.95	$3.80

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$313,678	$211,045	$260,781
Add: Minority interest of DownREIT unitholders
in consolidated partnerships, including discontinued operations	1,363	3,048	1,263

Adjusted net income available to common stockholders	$315,041	$214,093	$262,044

Weighted average common shares — diluted	74,759,318	73,354,956	70,203,467

Earnings per common share — diluted	$4.21	$2.92	$3.73

Certain options to purchase shares of common stock in the amounts of 4,500, 6,000 and 1,348,738 were outstanding during the years ended December 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.
Stock-Based Compensation
Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the years ended December 31, 2005, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The Company will adopt the provisions of SFAS 123(R), “Share Based Payment,” using the modified prospective transition method on January 1, 2006. The Company does not expect the adoption of SFAS 123(R) to have a material impact on its financial position or results of operations. However, the adoption of SFAS 123(R) will change the service period for, and timing of, the recognition of compensation cost related to retirement eligibility, which will generally result in accelerated expense recognition by the Company for its stock based compensation programs. The Company currently records compensation cost over the vesting period, regardless of eligibility for retirement (see Note 8, “Commitments and Contigencies,” for a discussion of the Company’s retirement plan). If the Company had recorded compensation cost based on retirement eligibility, the increase to compensation cost during the year ended December 31, 2005 would not have been material.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period based on the fair market value as determined on the date of grant:

		For the year ended
		12-31-05	12-31-04	12-31-03
Net income available to common stockholders, as reported		$313,678	$211,045	$260,781
Add:	Actual compensation expense recorded under fair value based method, net of related tax effects	2,133	867	246
Deduct:	Total compensation expense determined under fair value based method, net of related tax effects	(2,245)	(1,834)	(2,335)

	Pro forma net income available to common stockholders	$313,566	$210,078	$258,692

	Earnings per share:
	Basic — as reported	$4.30	$2.95	$3.80

	Basic — pro forma	$4.30	$2.94	$3.77

	Diluted — as reported	$4.21	$2.92	$3.73

	Diluted — pro forma	$4.21	$2.91	$3.70

Variable Interest Entities under FIN 46
The Company adopted the final provisions of FIN 46 as of January 1, 2004, which resulted in the consolidation of one entity during 2004 from which the Company held a participating mortgage note. As a result, the Company recognized a cumulative effect of change in accounting principle in January 2004 in the amount of $4,547, which increased earnings per common share — diluted by $0.06. The Company did not hold an equity interest in this entity, and therefore 100% of the entity’s net income or loss was recognized by the Company as minority interest in consolidated partnerships on the Consolidated Statements of Operations and Other Comprehensive Income. In October 2004, the Company received payment in full of the outstanding mortgage note. Upon note repayment, the Company did not continue to hold a variable interest in this entity and therefore the Company discontinued consolidating the entity under the provisions of FIN 46. Related interest income for the year ended December 31, 2003 of $3,168 is included in interest expense, net, in the accompanying Consolidated Statements of Operations and Other Comprehensive Income. Related interest income in the year ended December 31, 2004 has been eliminated in consolidation.
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

Recently Issued Accounting Standards
In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership. EITF Issue No. 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. That presumption may be overcome if the limited partners have either (i) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve the limited partnership or otherwise remove the general partner without cause or (ii) substantive participating rights. The Company adopted EITF Issue No. 04-5 on June 29, 2005 for all new limited partnerships formed or existing limited partnerships that were modified after June 29, 2005 and will adopt EITF Issue No. 04-5 on January 1, 2006 for other existing limited partnerships. The Company does not expect the final adoption of EITF Issue No. 04-5 to have a material impact on its financial position or results of operations.
In October 2005, the FASB issued Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which addresses the accounting for rental costs incurred during and after construction. FSP 13-1 is applicable for all reporting periods beginning after December 15, 2005 and concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset. There is no distinction between the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. However, the capitalization of rental costs as allowed under the guidance of SFAS No. 67 is still appropriate and applicable. As such, the adoption of FSP 13-1 will not have a material impact on the Company’s financial position or results of operations.
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
2. Interest Capitalized
Capitalized interest associated with communities under development or redevelopment totaled $25,284, $20,566 and $24,709 for the years ended December 31, 2005, 2004 and 2003, respectively.

3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of December 31, 2005 and 2004 are summarized as follows:

	12-31-05	12-31-04
Fixed rate unsecured notes (1)	$1,809,182	$1,859,448
Fixed rate mortgage notes payable — conventional and tax-exempt	239,025	263,669
Variable rate mortgage notes payable — conventional and tax-exempt	219,010	219,959

Total notes payable and unsecured notes	2,267,217	2,343,076
Variable rate secured short-term debt	32,547	6,278
Variable rate unsecured credit facility	66,800	102,000

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,366,564	$2,451,354

(1)	Balances at December 31, 2005 and 2004 include $818 and $552 of debt discount, respectively, from issuance of unsecured notes.

The following debt activity occurred during the year ended December 31, 2005:
•	The Company repaid $150,000 in previously issued unsecured notes in January 2005, along with any unpaid interest, pursuant to their scheduled maturity. No prepayment penalty was incurred;
•	The Company issued $100,000 in unsecured notes in March 2005 under its existing shelf registration statement at an annual effective interest rate of 4.999%. Interest on these notes is payable semi-annually on March 15 and September 15, and they mature in March 2013;
•	In connection with the admittance of outside investors into the Fund (as defined in Note 6, “Investments in Unconsolidated Entities”), the Company deconsolidated the assets and liabilities of four communities owned by the Fund including $24,869 in fixed rate mortgage debt secured by two of the communities;
•	The Company made a payment in the amount of $36,142 to the third-party lender of a joint venture entity that was unconsolidated at December 31, 2004 but was consolidated in March 2005 upon acquisition of the 75% equity interest of the third-party partner; and
•	The Company assumed $4,566 in fixed rate debt in connection with the acquisition of a parcel of improved land.
In the aggregate, secured notes payable mature at various dates from September 2007 through April 2043 and are secured by certain apartment communities (with a net carrying value of $689,624 as of December 31, 2005). As of December 31, 2005, the Company has guaranteed approximately $100,844 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.8% at December 31, 2005 and 6.7% at December 31, 2004. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed on the following page), including the effect of certain financing related fees, was 5.5% at December 31, 2005 and 3.8% at December 31, 2004.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2005 are as follows:

				Stated
	Secured notes	Secured notes	Unsecured notes	interest rate of
Year	payments	maturities	maturities	unsecured notes
2006	$6,987	$—	150,000	6.800%
2007	6,741	32,547	110,000	6.875%
			150,000	5.000%
2008	7,155	4,356	50,000	6.625%
			150,000	8.250%
2009	6,141	73,784	150,000	7.500%
2010	4,271	28,989	200,000	7.500%
2011	4,095	7,204	300,000	6.625%
			50,000	6.625%
2012	3,570	12,096	250,000	6.125%
2013	3,513	—	100,000	4.950%
2014	3,754	33,100	150,000	5.375%
2015	4,012	—	—	—
Thereafter	70,678	177,589	—	—

	$120,917	$369,665	$1,810,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.
The Company has a $500,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks and Bank of America, serving as bank and administrative agent. The Company had $66,800 outstanding under the facility and $40,154 in letters of credit on December 31, 2005 and $102,000 outstanding under the facility and $26,580 in letters of credit on December 31, 2004. Under the terms of the credit facility, the Company may elect to increase the facility by up to an additional $150,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.55% per annum (5.94% on December 31, 2005). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of the Company’s long-term unsecured debt. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $250,000. The competitive bid option may result in lower pricing if market conditions allow. The Company has $25,000 outstanding under this competitive bid option as of December 31, 2005 priced at LIBOR plus 0.29%, or 4.48%. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The credit facility matures in May 2008, assuming exercise of a one-year renewal option by the Company.

4. Stockholders’ Equity
As of both December 31, 2005 and 2004, the Company had authorized for issuance 140,000,000 and 50,000,000 shares of common and preferred stock, respectively. As of December 31, 2005 the Company has the following series of redeemable preferred stock outstanding at a stated value of $100,000. This series has no stated maturity and is not subject to any sinking fund or mandatory redemptions.

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	December 31, 2005	quarterly	rate	preference	prior to

H	4,000,000	March, June, September, December	8.70%	$25.00	October 15, 2008

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
During the year ended December 31, 2005, the Company (i) issued 903,162 shares of common stock in connection with stock options exercised, (ii) issued 49,263 shares of common stock in exchange for the redemption of an equal number of DownREIT limited partnership units, (iii) issued 13,372 shares to employees under the Employee Stock Purchase Plan, (iv) issued 8,971 shares of common stock to a member of the Board of Directors in fulfillment of a deferred stock award, (v) issued 1,295 shares through the Company’s dividend reinvestment plan, (vi) issued 165,790 common shares in connection with stock grants to employees of which 80% are restricted, (vii) had forfeitures of 9,965 shares of restricted stock grants to employees and (viii) withheld 50,916 shares to satisfy employees’ tax withholding and other liabilities.
Dividends per common share for the year ended December 31, 2005 were $2.84, and for each of the years ended December 31, 2004 and 2003 were $2.80 per share. In 2005 and 2004, average dividends for all non-redeemed preferred shares during the year were $2.18 per share, and no preferred shares were redeemed. In 2003, average dividends for preferred shares redeemed during the year were $0.27 per share and average dividends for all non-redeemed preferred shares were $2.18 per share.
In 2004, the Company resumed its Dividend Reinvestment and Stock Purchase Plan (the “DRIP”). The DRIP allows for holders of the Company’s common stock or preferred stock to purchase shares of common stock through either reinvested dividends or optional cash payments. The purchase price per share for newly issued shares of common stock under the DRIP will be equal to the last reported sale price for a share of the Company’s common stock as reported by the New York Stock Exchange (“NYSE”) on the applicable investment date.
5. Derivative Instruments and Hedging Activities
The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of December 31, 2005, the Hedged Derivatives fix approximately $67,000 of the Company’s tax-exempt debt at a weighted average interest rate of 6.3% through interest rate swaps. In addition, as of December 31, 2005, the Company has Hedged Derivatives on approximately $166,000 of its variable rate debt, which floats at a weighted average coupon interest rate of 4.5% and has been capped at a weighted average interest rate of 8.0% through interest rate caps. These Hedged Derivatives have maturity dates ranging from 2007 to 2010. The Hedged Derivatives are accounted for in accordance with SFAS No. 133. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.
The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording the effective portion of changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flow. To adjust the Hedged Derivatives to their fair value, the Company recorded unrealized gains to other comprehensive income of $2,626, $1,116 and $4,428 during the years ended December 31, 2005, 2004 and 2003, respectively. The estimated amount, included in accumulated other comprehensive income as of December 31, 2005, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flow during this period is not material.
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
6. Investments in Unconsolidated Entities
Investments in Unconsolidated Real Estate Entities
As of December 31, 2005, all of the Company’s investments in unconsolidated real estate entities were originated prior to and had not been modified since June 29, 2005, and were not considered variable interest entities under FIN 46. Therefore, these investments are accounted for in accordance with SOP 78-9 and APB Opinion No. 18. As of December 31, 2005, the Company had investments in the following real estate entities.
•	Town Run Associates was formed as a general partnership in November 1994 to develop, own and operate Avalon Run, a 426 apartment-home community located in Lawrenceville, New Jersey. Since formation of this venture, the Company has invested $1,803 and, following a preferred return on all contributed equity (which was not achieved in 2005), has a 40% ownership and cash flow interest with a 49% residual economic interest. The Company is responsible for the day-to-day operations of the Avalon Run community and is the management agent subject to the terms of a management agreement. The development of Avalon Run was funded entirely through equity contributions from Avalon as well as the other venture partner, and therefore Avalon Run is not subject to any outstanding debt as of December 31, 2005. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.

•	Town Grove, LLC was formed as a limited liability corporation in December 1997 to develop, own and operate Avalon Grove, a 402 apartment-home community located in Stamford, Connecticut. Since formation of this venture, the Company has invested $14,653 and, following a preferred return on all contributed equity (which was achieved in 2005), has a 50% ownership and a 50% cash flow and residual economic interest. The Company is responsible for the day-to-day operations of the Avalon Grove community and is the management agent subject to the terms of a management agreement. The development of Avalon Grove was funded through contributions from the Company and the other venture partner, and therefore Avalon Grove is not subject to any outstanding debt as of December 31, 2005. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.

•	Avalon Terrace, LLC — The Company acquired Avalon Bedford, a 368 apartment-home community located in Stamford, Connecticut in December 1998. In May 2000, the Company transferred Avalon Bedford to Avalon Terrace, LLC and subsequently admitted a joint venture partner, while retaining a 25% ownership interest in this limited liability company for an investment of $5,394 and a right to

50% of cash flow distributions after achievement of a threshold return (which was not achieved in 2005). The Company is responsible for the day-to-day operations of the Avalon Bedford community and is the management agent subject to the terms of a management agreement. In 2005, Avalon Bedford refinanced its outstanding debt. As of December 31, 2005, Avalon Bedford has $37,200 in 5.2% fixed rate debt outstanding, which matures in November 2010. As part of the refinancing, the Company received a distribution of $3,714. Avalon Bedford’s debt is neither guaranteed by nor recourse to the Company. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.

•	Arna Valley View LP — In connection with the municipal approval process for the development of a consolidated community, the Company agreed to participate in the formation of a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community located in Arlington, Virginia. This community has affordable rents for 100% of apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community. A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. As of December 31, 2005, Arna Valley View has $5,843 of variable rate, tax-exempt bonds outstanding, which mature in June 2032. In addition, Arna Valley View has $4,805 of 4% fixed rate county bonds outstanding that mature in December 2030. Arna Valley View’s debt is neither guaranteed by nor recourse to the Company. Due to the Company’s limited ownership and investment in this venture, it is accounted for using the cost method.

•	CVP I, LLC — In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place I, a 361 apartment-home community located in New York, New York, for which construction was completed in late 2005. The Company has contributed $6,270 to this joint venture and holds a 20% equity interest (with a right to 50% of distributions after achievement of a threshold return, which was not achieved in 2005). The Company is the managing member of CVP I, LLC, however property management services at the community are performed by a third party. As of December 31, 2005, CVP I, LLC has a variable rate construction loan in the amount of $117,000 outstanding which matures in February 2009. In connection with the general contractor services that the Company provided to CVP I, LLC during the development of Avalon Chrystie Place I, the Company has provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to the construction financing. Under the terms of the guarantee, in the event of default, the Company would be required to make payment for any excess cost to complete construction over any undisbursed loan proceeds. The obligation of the Company under this guarantee will terminate once all of the lender’s standard completion requirements have been satisfied, which the Company expects to occur in early 2006. As construction of Avalon Chrystie Place I is complete, no liability for this guarantee is recorded as of December 31, 2005. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.

•	Avalon Del Rey Apartments, LLC — In March 2004, the Company entered into an agreement with an unrelated third-party which provides that, after the Company completes construction of Avalon Del Rey, the community will be owned and operated by a joint venture between the Company and the third-party. Avalon Del Rey, if developed as expected, will be a 309 apartment-home community located in Los Angeles, California. Upon construction completion, the third-party venture partner will invest $49,000 and will be granted a 70% ownership interest in the venture, with the Company retaining a 30% equity interest. The Company will be responsible for the day-to-day operations of the community and will be the management agent subject to the terms of a management agreement. Avalon Del Rey Apartments, LLC has a variable rate $50,000 secured construction loan, of which $32,547 is outstanding as of December 31, 2005 and which matures in September 2007. In conjunction with the general contractor services that the Company provides to Avalon Del Rey Apartments, LLC, the Company has provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to construction financing. The obligation of the Company under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied, which the Company expects to occur in 2007. The Company consolidates this community for financial reporting purposes since it holds a 100% equity interest. However, the Company expects this community to be unconsolidated for financial reporting purposes in periods subsequent to the contribution by the third-party venture partner.

•	Juanita Construction, Inc. — In April 2004, the Company entered into an agreement to develop Avalon at Juanita Village, a 211 apartment-home community located in Kirkland, Washington, for which construction was completed in late 2005. Avalon at Juanita Village was developed through Juanita Construction, Inc., a wholly-owned taxable REIT subsidiary and, upon completion of certain conditions precedent to closing, will contribute the community to a joint venture. Upon contribution of the community to the joint venture, the Company expects to be reimbursed for all costs incurred to develop the community (approximately $45,300). The third-party joint venture partner will receive a 100% equity interest in the joint venture and will manage the joint venture. The Company will receive a residual profits interest and will be engaged to manage the community for a property management fee. The Company consolidates this community for financial reporting purposes since it holds a 100% equity interest. However, the Company expects this community to be unconsolidated for financial reporting purposes after it is contributed to the joint venture.

•	Mission Bay Venture Partners, LLC — In December 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II. Avalon at Mission Bay North II, if developed as expected, will be a 313 apartment-home community located in San Francisco, California. The Company has contributed $5,902 to this venture and holds a 25% equity interest. The Company will be responsible for the day-to-day operations of the community and will be the management agent subject to the terms of a management agreement. Mission Bay Venture Partners, LLC has a variable rate $94,400 secured construction loan, of which $28,354 is outstanding as of December 31, 2005 and which matures in September 2010, assuming exercise of two one-year extensions. In conjunction with the general contractor services that the Company provides to Mission Bay Venture Partners, LLC, the Company has provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to construction financing. Under the terms of the guarantee, in the event of default, the Company would be required to make payment for any excess cost to complete construction over any undisbursed loan proceeds. The obligation of the Company under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied, which the Company expects to occur in 2007. The Company does not expect there to be any excess cost to complete construction, as the construction of Avalon at Mission Bay North II is currently on budget, therefore no liability for this guarantee has been recorded by the Company at December 31, 2005. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.

•	AvalonBay Value Added Fund, L.P., (the “Fund”) — In March 2005, the Company admitted outside investors into the Fund, a private, discretionary investment vehicle, which will acquire and operate communities in the Company’s markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the exclusive vehicle through which the Company will acquire apartments communities, subject to certain exceptions. The Fund has nine institutional investors, including the Company, and combined capital commitments of $330,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that will qualify as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000 to the Fund and the Fund REIT, representing a 15.2% combined general partner and limited partner equity interest, with $11,581 of this commitment funded as of December 31, 2005. Under the Fund documents, the Fund has the ability to employ leverage of up to 65% on a portfolio basis, which, if achieved, would enable the Fund to invest up to approximately $940,000. Upon the admittance of the outside investors, the Fund held four communities, containing a total of 879 apartment homes with an aggregate gross real estate value of $112,852, that were acquired in 2004. Prior to the admittance of outside investors, the Fund was directly or indirectly wholly-owned by the Company, and therefore the revenues and expenses, and assets and liabilities of these four communities were consolidated in the Company’s results of operations and financial position. However, upon admittance of the outside investors in March 2005, the Company deconsolidated the revenue and expenses, and assets and liabilities of these four communities and accounts for its 15.2% equity interest in the Fund under the equity method of accounting. Although the Company holds less than a 20% equity interest in the Fund, the Company accounts for the Fund under the equity method due to its significant influence over the Fund. The Company received net proceeds of $87,948 as reimbursement for acquiring and warehousing these communities. The Company receives asset management fees, property management fees and redevelopment fees, as well as a promoted interest if certain thresholds are met (which were not achieved in 2005).

As of December 31, 2005, the Fund owns the following communities, subject to certain mortgage debt. In addition, as of December 31, 2005, the Fund has $37,100 outstanding under its variable rate credit facility, which matures in January 2008. The Company has not guaranteed the debt, nor does it have any obligation to fund this debt should the Fund be unable to do so.

•	Avalon at Redondo Beach, a 105 apartment-home community located in Los Angeles, California. As of December 31, 2005, Avalon at Redondo Beach has $16,765 in 4.8% fixed rate debt outstanding, which matures in October 2011;

•	Avalon Lakeside, a 204 apartment-home community located in Chicago, Illinois. As of December 31, 2005, Avalon Lakeside has $7,960 in 6.9% fixed rate debt outstanding, which matures in February 2028 (but can be prepaid after February 2008 without penalty);

•	Avalon Columbia, a 170 apartment-home community located in Baltimore, Maryland. As of December 31, 2005, Avalon Columbia has $16,575 in 5.3% fixed rate debt outstanding, which matures in April 2012;

•	Ravenswood at the Park, a 400 apartment-home community located in Chicago, Illinois. As of December 31, 2005, Ravenswood at the Park has $31,500 in 5.0% fixed rate debt outstanding, which matures in July 2012;

•	Avalon at Poplar Creek, a 196 apartment-home community located in Chicago, Illinois. As of December 31, 2005, Avalon at Poplar Creek has $16,500 in 4.8% fixed rate debt outstanding, which matures in October 2012;

•	Fuller Martel, an 82 apartment-home community located in Los Angeles, California;

•	Civic Center Place, a 192 apartment-home community located in Norwalk, California. As of December 31, 2005, Civic Center Place has $23,806 in 5.3% fixed rate debt outstanding, which matures in August 2013; and

•	Paseo Park, a 134 apartment-home community located in Fremont, California.
In addition, as part of the formation of the Fund, the Company has provided to one of the limited partners a guarantee. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $1,700 as of December 31, 2005). The Company has not recorded a liability related to this guarantee as of December 31, 2005, as the fair value of the real estate assets owned by the Fund is considered adequate to cover such payment under a liquidation scenario.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	12-31-05	12-31-04
Assets:
Real estate, net	$491,919	$221,236
Other assets	86,247	86,821

Total assets	$578,166	$308,057

Liabilities and partners’ equity:
Mortgage notes payable and credit facility	$349,260	$139,500
Other liabilities	27,497	32,579
Partners’ equity	201,409	135,978

Total liabilities and partners’ equity	$578,166	$308,057

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented:

	For the year ended
	12-31-05	12-31-04	12-31-03
Rental income	$37,133	$21,148	$20,939
Operating and other expenses	(20,364)	(8,291)	(8,038)
Interest expense, net	(7,585)	(1,786)	(1,688)
Depreciation expense	(8,875)	(4,003)	(3,986)

Net income	$309	$7,068	$7,227

In March 2005, the Company purchased its joint venture partner’s interest in AvalonBay Redevelopment, LLC, the limited liability company that owns Avalon on the Sound. Avalon on the Sound, a 412 apartment-home community located in the New York, New York metropolitan area, was developed through the joint venture in 2001. The Company purchased the third-party partner’s 75% equity interest in the joint venture for a gross purchase price (including the impact of the Company’s share of promoted interest) of $84,521. After consideration of the third-party partner’s pro rata share of outstanding debt, as well as the Company’s share of promoted interest, the net purchase price was $57,415. In conjunction with the purchase transaction, the third-party lender to the limited liability company received a payment of $36,142 in consideration of the outstanding debt, of which $9,036 was the Company’s share of such payment. Prior to December 31, 2004, the Company had a repurchase option for Avalon on the Sound and accounted for its investment as a profit-sharing arrangement as required by SFAS No. 66, “Accounting for Sales of Real Estate.” As a result, the revenues and expenses, and assets and liabilities of Avalon on the Sound were included in the Company’s Consolidated Financial Statements for periods prior to December 31, 2004. The income allocated to the controlling partner is shown as venture partner interest in profit-sharing on the Company’s Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2004 and 2003. The repurchase option expired in December 2004, and therefore as of December 31, 2004 and for the three months ended March 31, 2005, the Company accounted for its 25% interest in Avalon on the Sound under the equity method of accounting. Due to the purchase of the remaining 75% equity interest, this entity is consolidated as of December 31, 2005 and for the period from April 1, 2005 through December 31, 2005.

Investments in Unconsolidated Non-Real Estate Entities
At December 31, 2004, the Company held a minority interest investment in one non-real estate entity, which was a technology investment (Rent.com). Based on ownership and control criteria, the Company accounted for this investment using the cost method. In February 2005, this technology investment was acquired by a third-party. As a result of this transaction, the Company received net proceeds of approximately $6,700 and recognized a gain on the sale of this investment of $6,252, which is reflected in equity in income of unconsolidated entities on the accompanying Consolidated Statement of Operations and Other Comprehensive Income for the year ended December 31, 2005.
The following is a summary of the Company’s equity in income of unconsolidated entities for the years presented:

	For the year ended
	12-31-05	12-31-04	12-31-03
Town Grove, LLC	$1,286	$950	$1,158
Falkland Partners, LLC(1)	—	—	24,255
Avalon at Chrystie Place	(339)	—	—
Town Run Associates	266	43	214
Avalon Terrace, LLC	58	(28)	(21)
Avalon at Mission Bay North II	(57)	—	—
Avalon Bay Value Added Fund, L.P.	(341)	—	—
Avalon on the Sound	73	—	—
Rent.com	6,252	135	(71)

Total	$7,198	$1,100	$25,535

(1)	The activity for the year ended December 31, 2003 includes the Company’s share of the GAAP gain reported by Falkland Partners, LLC as a result of the sale of Falkland Chase in the amount of $21,816 and the liquidation of the limited liability company’s assets in the amount of $1,632. The sale of Falkland Chase resulted in net proceeds to the Company of $16,729.
7. Discontinued Operations — Real Estate Assets Sold or Held for Sale
During the year ended December 31, 2005, the Company sold seven communities, containing a total of 1,305 apartment homes. These communities were sold for a gross sales price of approximately $351,450, resulting in net proceeds of $344,185 and a GAAP gain of $192,469. Details regarding the community asset sales are summarized in the following table:

		Period	Apartment		Gross sales	Net
Community Name	Location	of sale	homes	Debt	price	proceeds
Avalon at Penasquitos Hills	San Diego, CA	1Q05	176	$—	$34,250	$33,657
Avalon Sunnyvale	Sunnyvale, CA	1Q05	220	—	45,000	44,324
Avalon Lake	Danbury, CT	2Q05	135	—	37,700	36,869
Avalon Crossing	Rockville, MD	3Q05	132	—	44,500	43,896
Avalon Fremont II	Fremont, CA	3Q05	135	—	39,500	38,273
Avalon Wildwood	Lynnwood, WA	3Q05	238	—	44,500	43,047
The Tower at Avalon Cove	Jersey City, NJ	4Q05	269	—	106,000	103,669

Total of all 2005 asset sales			1,305	$—	$351,450	$344,185

Total of all 2004 asset sales			1,360	$38,735	$241,050	$210,001

Total of all 2003 asset sales			3,184	$39,665	$424,650	$379,789

As of December 31, 2005, the Company had three communities that qualified as held for sale under the provisions of SFAS No. 144. The Company anticipates selling these three communities in the next twelve months. As required under SFAS No. 144, the operations for any communities sold from January 1, 2003 through December 31, 2005 and communities held for sale as of December 31, 2005 have been presented as discontinued operations in the accompanying Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior years to reflect discontinued operations consistent with current year presentation. The following is a summary of income from discontinued operations for the years presented:

	For the year ended
	12-31-05	12-31-04	12-31-03
Rental income	$26,867	$48,018	$75,981
Operating and other expenses	(8,684)	(15,646)	(26,705)
Interest expense, net	—	(525)	(2,399)
Minority interest expense	—	(37)	(438)
Depreciation expense	(3,241)	(10,676)	(15,071)

Income from discontinued operations	$14,942	$21,134	$31,368

The Company’s Consolidated Balance Sheets include other assets (excluding net real estate) of $485 and $1,497, and other liabilities of $1,837 and $3,407 as of December 31, 2005 and December 31, 2004, respectively, relating to real estate assets sold or held for sale. The estimated proceeds less anticipated costs to sell the real estate assets held for sale as of December 31, 2005 are greater than the carrying value as of December 31, 2005, and therefore no provision for possible loss was recorded.
During the year ended December 31, 2005, the Company decided to relocate one of its regional offices and as a result sold an office building in Connecticut. This office building, which was owned through a limited partnership in which the Company is the general partner with majority ownership, was sold for a purchase price of $7,650, resulting in a GAAP gain of $2,818. In addition, the Company sold three parcels of land, one located in Dublin, California, one in Madison, Washington and one in Freehold, New Jersey, for an aggregate gross sales price of $23,620 and an aggregate GAAP gain of $4,479. The Company recorded an impairment loss in the amount of $3,000 in 2002 related to one of these land parcels to reflect the land at fair value based on its entitlement status at the time it was determined to be land held for sale.
8. Commitments and Contingencies
Employment Agreements and Arrangements
As of December 31, 2005, the Company had employment agreements with four executive officers. The employment agreements provide for severance payments and generally provide for accelerated vesting of stock options and restricted stock in the event of a termination of employment (except for a termination by the Company with cause or a voluntary termination by the employee). The current terms of these agreements ends on dates that vary between November 2006 and June 2007. The employment agreements provide for one-year automatic renewals (two years in the case of the Chief Executive Officer (“CEO”)) after the initial term unless an advance notice of non-renewal is provided by either party. Upon a notice of non-renewal by the Company, each of the officers may terminate his employment and receive a severance payment. Upon a change in control, the agreements provide for an automatic extension of up to three years from the date of the change in control. The employment agreements provide for base salary and incentive compensation in the form of cash awards, stock options and stock grants subject to the discretion of, and attainment of performance goals established by, the Compensation Committee of the Board of Directors.
In February 2005, the Company announced certain management changes including the departure of a senior executive who became entitled to severance benefits in accordance with the terms of his employment agreement with the Company. The Company entered into an agreement with this executive regarding his departure that is consistent with the terms of his employment agreement and provides for a consulting arrangement for up to one year. The Company recorded a charge of approximately $2,100 in the year ended December 31, 2005 related to cash payments associated with this agreement. This charge is included in general and administrative expense on the accompanying Consolidated Statements of Operations and Other Comprehensive Income.

The Company’s stock incentive plan, as described in Note 10, “Stock-Based Compensation Plans,” provides that upon an employee’s Retirement (as defined in the plan documents) from the Company, all outstanding stock options and restricted shares of stock held by the employee will vest, and the employee will have up to 12 months to exercise any options held upon retirement. Under the plan, Retirement means a termination of employment, other than for cause, after attainment of age 50, provided that (i) the employee has worked for the Company for at least 10 years, (ii) the employee’s age at Retirement plus years of employment with the Company equals at least 70, (iii) the employee provides at least six months written notice of his intent to retire, and (iv) the employee enters into a one year non-compete and employee non-solicitation agreement.
The Company also has an Officer Severance Program (the “Program”) for the benefit of those officers of the Company who do not have employment agreements. Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause) within two years of a change in control (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to the sum of such officer’s base salary and cash bonus, as well as accelerated vesting of stock options and restricted stock. Costs related to the Company’s employment agreements and the Program are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” and therefore are recognized when considered by management to be probable and estimable.
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
The Company is currently involved in construction litigation with a general contractor and a surety bond provider related to a community that has since completed development. A non-jury trial ended in April 2004, and in May 2004, the court issued a ruling, finding that these parties were liable to the Company for consequential damages due to breach of contract and other failures to perform. The court issued a ruling in October 2004, awarding the Company approximately $1,250 plus interest. In September 2005, the Company filed an appeal to seek an increase in the damage award and the general contractor and surety has filed an appeal seeking a reduction. There is no guarantee that a higher, or any, damage award, will be received by the Company after all appeals are filed and a final ruling is provided.
The Company is currently involved in a lawsuit regarding the handling of security deposits in California. The lawsuit alleges that the amounts withheld by the Company from security deposits at the end of tenancies exceeded the Company’s actual damages. The Company has agreed with the plaintiff on the terms of a settlement with the purported class. The settlement terms have been approved by the court, subject to final certification and approval after administration of the settlement, which is expected in April 2006. During the year ended December 31, 2005, the Company accrued $1,500 related to this and other various litigation matters.
On September 23, 2005, the Equal Rights Center, an advocacy group for the disabled, filed a lawsuit against the Company alleging that communities constructed by the Company violate the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit seeks monetary damages as well as injunctive relief, such as modifications to existing assets. Due to the preliminary nature of the litigation, the Company cannot predict or determine the outcome of this lawsuit, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

Lease Obligations
The Company owns five apartment communities which are located on land subject to land leases expiring between July 2029 and March 2142. In addition, the Company leases certain office space. These leases are accounted for as operating leases in accordance with SFAS No. 13, “Accounting for Leases.” These leases have varying escalation terms, and three of these leases have purchase options exercisable between 2006 and 2052. The Company incurred costs of $4,486, $4,399 and $3,348 in the years ended December 31, 2005, 2004 and 2003, respectively, related to these leases.
The following table details the future minimum lease payments under the Company’s current operating leases:

Payments due by period
2006	2007	2008	2009	2010	Thereafter

$3,454	$3,495	$3,420	$2,986	$3,058	$1,168,680
During the year ended December 31, 2005, the Company executed a purchase option on one of its land leases, for a purchase price of approximately $14,000. Lease payments for this lease totaled $880 for the year ended December 31, 2005.
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
•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2005, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2004, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2005.
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

A reconciliation of NOI to net income for the years ended December 31, 2005, 2004 and 2003 is as follows:

	For the year ended
	12-31-05	12-31-04	12-31-03

Net income	$322,378	$219,745	$271,525
Corporate-level property management and other indirect operating expenses	31,243	27,956	27,123
Corporate-level other income	(4,568)	(1,344)	(1,520)
Investments and investment management	4,834	4,690	2,948
Interest expense, net	127,099	131,103	130,178
General and administrative expense	25,761	18,074	14,830
Equity in income of unconsolidated entities	(7,198)	(1,100)	(25,535)
Minority interest in consolidated partnerships	1,481	150	950
Venture partner interest in profit-sharing	—	1,178	1,688
Depreciation expense	158,822	151,991	138,725
Cumulative effect of change in accounting principle	—	(4,547)	—
Gain on sale of real estate assets	(199,766)	(122,425)	(160,990)
Income from discontinued operations	(14,942)	(21,134)	(31,368)

Net operating income	$445,144	$404,337	$368,554

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The table on the following page provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the years ended December 31, 2005, 2004 and 2003 has been adjusted for the communities that were sold from January 1, 2003 through December 31, 2005 as described in Note 7, “Discontinued Operations — Real Estate Assets Sold or Held for Sale.”

	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)
For the year ended December 31, 2005

Established
Northeast	$167,636	$111,734	3.5%	$1,062,981
Mid-Atlantic	68,575	48,613	3.9%	387,801
Midwest	11,113	6,627	7.1%	91,755
Pacific Northwest	30,080	19,312	8.0%	315,331
Northern California	146,432	99,769	3.5%	1,489,363
Southern California	48,800	35,319	6.7%	331,315

Total Established	472,636	321,374	4.2%	3,678,546

Other Stabilized	77,552	50,621	n/a	653,399
Development / Redevelopment	116,144	73,149	n/a	1,259,371
Land Held for Future Development	n/a	n/a	n/a	188,414
Non-allocated (2)	4,348	n/a	n/a	22,066

Total	$670,680	$445,144	10.1%	$5,801,796

For the year ended December 31, 2004

Established
Northeast	$135,059	$89,547	(2.5%)	$722,482
Mid-Atlantic	51,390	36,316	(0.2%)	273,774
Midwest	10,734	6,188	6.8%	91,121
Pacific Northwest	28,836	17,874	1.1%	314,717
Northern California	126,196	87,067	(5.9%)	1,270,848
Southern California	56,124	39,634	1.8%	401,204

Total Established	408,339	276,626	(1.2%)	3,074,146

Other Stabilized	111,894	71,744	n/a	1,068,859
Development / Redevelopment	93,096	55,967	n/a	1,074,733
Land Held for Future Development	n/a	n/a	n/a	156,350
Non-allocated (2)	515	n/a	n/a	27,401

Total	$613,844	$404,337	9.7%	$5,401,489

For the year ended December 31, 2003

Established
Northeast	$136,132	$89,383	(9.2%)	$767,035
Mid-Atlantic	57,014	40,159	(4.5%)	307,777
Midwest	16,141	8,553	(16.7%)	140,631
Pacific Northwest	24,410	15,015	(12.1%)	264,760
Northern California	126,484	89,878	(11.9%)	1,219,242
Southern California	41,051	28,851	(20.4%)	290,192

Total Established	401,232	271,839	(11.2%)	2,989,637

Other Stabilized	77,370	52,152	n/a	706,601
Development / Redevelopment	77,714	44,563	n/a	1,197,218
Land Held for Future Development	n/a	n/a	n/a	81,358
Non-allocated (2)	1,197	n/a	n/a	23,946

Total	$557,513	$368,554	(0.2%)	$4,998,760

(1)	Does not include gross real estate assets for discontinued operations of $101,372, $295,655 and $432,997 as of December 31, 2005, 2004 and 2003 respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

10. Stock-Based Compensation Plans
The Company has a stock incentive plan (the “1994 Plan”), which was amended and restated on December 8, 2004. Individuals who are eligible to participate in the 1994 Plan include officers, other associates, outside directors and other key persons of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. The 1994 Plan authorizes (i) the grant of stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code, (ii) the grant of stock options that do not so qualify, (iii) grants of shares of restricted and unrestricted common stock, (iv) grants of deferred stock awards, (v) performance share awards entitling the recipient to acquire shares of common stock and (vi) dividend equivalent rights.
Shares of common stock of 2,066,308, 2,311,249 and 2,358,393 were available for future option or restricted stock grant awards under the 1994 Plan as of December 31, 2005, 2004 and 2003, respectively. Annually on January 1st the maximum number available for issuance under the 1994 Plan is increased by between 0.48% and 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.
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
In connection with the Merger, the exercise prices and the number of options under the Avalon 1995 Incentive Plan and the Avalon 1993 Plan were adjusted to reflect the equivalent Bay shares and exercise prices based on the 0.7683 share conversion ratio used in the Merger. Officers, non-employee directors and associates with Avalon 1995 Incentive Plan or Avalon 1993 Plan options may exercise their adjusted number of options for the Company’s common stock at the adjusted exercise price. As of June 4, 1998, the date of the Merger, options and other awards ceased to be granted under the Avalon 1993 Plan or the Avalon 1995 Incentive Plan. Accordingly, there were no options to purchase shares of common stock available for grant under the Avalon 1995 Incentive Plan or the Avalon 1993 Plan at December 31, 2005, 2004 or 2003.

Information with respect to stock options granted under the 1994 Plan, the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:

		Weighted	Avalon 1995	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share

Options Outstanding, December 31, 2002	3,166,007	$39.05	640,506	$35.27
Exercised	(454,843)	32.36	(165,264)	29.39
Granted	425,101	37.14	—	—
Forfeited	(157,000)	43.45	(1,280)	34.07

Options Outstanding, December 31, 2003	2,979,265	$39.57	473,962	$37.32

Exercised	(1,167,679)	39.06	(287,700)	37.05
Granted	545,809	50.71	—	—
Forfeited	(80,577)	43.98	—	—

Options Outstanding, December 31, 2004	2,276,818	$42.39	186,262	$36.23

Exercised	(743,524)	41.89	(159,638)	37.82
Granted	725,988	70.09	—	—
Forfeited	(29,504)	55.66	—	—

Options Outstanding, December 31, 2005	2,229,778	$51.40	26,624	$37.09

Options Exercisable:
December 31, 2003	2,069,704	$38.51	473,962	$37.32

December 31, 2004	1,366,009	$39.72	186,262	$38.15

December 31, 2005	1,158,591	$42.45	26,624	$37.09

For options outstanding at December 31, 2005 under the 1994 Plan, 653,310 options had exercise prices ranging between $31.50 and $39.99 and a weighted average remaining contractual life of 4.1 years, 425,308 options had exercise prices ranging between $40.00 and $49.99 and a weighted average remaining contractual life of 5.7 years, 441,408 options had exercise prices between $50.00 and $59.99 and a weighted average remaining contractual life of 8.13 years, 705,252 options had exercise prices ranging between $69.93 and $79.99 and a weighted average remaining contractual life of 9.3 years, and 4,500 options had exercise prices between $80.00 and $86.65 and a weighted average remaining contractual life of 9.72 years. Options outstanding at December 31, 2005 for the Avalon 1993 and Avalon 1995 Plans had exercise prices ranging from $28.15 to $37.66 and a weighted average contractual life of 2 years.
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
The weighted average fair value of the options granted during 2005 is estimated at $6.40 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.5% over the expected life of the option, volatility of 17.56%, risk-free interest rates of 3.91% and an expected life of approximately 7 years. The weighted average fair value of the options granted during 2004 is estimated at $3.87 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 6.05% over the expected life of the option, volatility of 17.28%, risk-free interest rates of 3.58% and an expected life of approximately 7 years. The weighted average fair value of the options granted during 2003 is estimated at $1.94 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 7.56% over the expected life of the option, volatility of 18.68%, risk-free interest rates of 3.31% and an expected life of approximately 7 years. The cost related to stock-based employee compensation for employee stock options included in the determination of net income is based on actual forfeitures for the given year.

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 800,142 shares remaining available for issuance under the plan. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that as of the applicable election period they have been employed by the Company for twelve months. Under the ESPP, eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions, subject to maximum purchase limitations. The purchase period is a period of seven months beginning each April 1 and ending each October 30. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed by the Board of Directors, if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 13,372 shares, 14,476 shares and 14,393 shares and recognized compensation expense of $134, $109 and $95 under the ESPP for the years ended December 31, 2005, 2004 and 2003, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed under SFAS No. 123, as further discussed in Note 1, “Organization and Significant Accounting Policies.”
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
•	Cash equivalents, rents receivable, accounts payable and accrued expenses, and other liabilities are carried at their face amounts, which reasonably approximate their fair values.

•	Bond indebtedness and notes payable with an aggregate carrying value of approximately $2,301,000 and $2,350,000 had an estimated aggregate fair value of $2,426,000, and $2,541,000 at December 31, 2005 and 2004, respectively.
12. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $4,304, $604 and $931 in the years ended December 31, 2005, 2004 and 2003 respectively. These fees are included in management, development and other fees on the accompanying Consolidated Statements of Operations and Other Comprehensive Income.
In addition, in connection with the general contractor services that the Company provided to CVP I, LLC, the entity that owns and developed Avalon Chrystie Place I, the Company has funded certain construction costs on behalf of CVP I, LLC and expects to be reimbursed through draws from escrowed bond proceeds. As of December 31, 2005 and December 31, 2004, the Company has recorded a receivable from CVP I, LLC in the amounts of $2,365 and $19,983, respectively. The Company provides similar services to Mission Bay Venture Partners, LLC, the entity that owns and is developing Avalon at Mission Bay North II. The Company has funded $6,653 in construction costs on behalf of Mission Bay Venture Partners, LLC as of December 31, 2005 and has recorded a corresponding receivable from Mission Bay Venture Partners, LLC. The Company expects to be reimbursed through draws on a construction loan.

The Company is generally reimbursed for the funding of construction costs by both CVP I, LLC and Mission Bay Venture Partners, LLC within 30 to 60 days. These receivables are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.
Director Compensation
The Company’s 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which, in lieu of the stock and option awards described above, each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the NYSE on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5. The Company recorded non-employee director compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $966, $940 and $824 in the years ended December 31, 2005, 2004 and 2003 respectively. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $579 and $748 on December 31, 2005 and December 31, 2004, respectively. In December 31, 2005, one of the Company’s directors resigned due to a disability. The Company accelerated the vesting of all outstanding equity awards at that date.
13. Quarterly Financial Information (Unaudited)
The following summary represents the quarterly results of operations for the years ended December 31, 2005 and 2004:

	For the three months ended
	3-31-05	6-30-05	9-30-05	12-31-05

Total revenue	$161,245	$165,586	$170,751	$173,098
Income from continuing operations	$27,861	$25,360	$26,885	$27,564
Income from discontinued operations	$41,749	$31,551	$72,243	$69,165
Net income available to common stockholders	$67,435	$54,736	$96,953	$94,554
Net income per common share — basic	$0.93	$0.75	$1.32	$1.29
Net income per common share — diluted	$0.92	$0.74	$1.30	$1.26

	For the three months ended
	3-31-04	6-30-04	9-30-04	12-31-04

Total revenue	$146,262	$151,393	$156,496	$159,693
Income from continuing operations	$15,169	$17,494	$17,374	$21,602
Income from discontinued operations	$5,561	$17,539	$27,992	$92,467
Net income available to common stockholders	$23,102	$32,858	$43,191	$111,894
Net income per common share — basic	$0.33	$0.46	$0.60	$1.55
Net income per common share — diluted	$0.32	$0.46	$0.60	$1.52
14. Subsequent Events
In January 2006, the Company sold two communities to unrelated third parties. Avalon Estates, a garden-style community located in Boston, Massachusetts, containing 162 apartment homes, was sold for a sales price of $34,550. Avalon Cupertino, a garden-style community located in San Jose, California, containing 311 apartment homes, was sold for a sales price of $88,000. The disposition of these two communities resulted in an aggregate GAAP gain of approximately $66,000. These two communities were classified as held for sale under the provisions of SFAS No. 144 as of December 31, 2005 (see Note 7, “Discontinued Operations — Real Estate Assets Sold or Held for Sale”).

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Current Communities

Avalon at Center Place	$—	$26,816	$1,654	$—	$28,470	$28,470	$8,455	$20,015	$—	1991/1997
Avalon at Crane Brook	12,381	41,843	87	12,381	41,930	54,311	2,008	52,303	—	2005
Avalon at Faxon Park	1,136	14,019	366	1,136	14,385	15,521	4,026	11,495	—	1998
Avalon at Flanders Hill	3,572	33,504	103	3,572	33,607	37,179	3,974	33,205	21,935	2003
Avalon at Lexington	2,124	12,599	1,110	2,124	13,709	15,833	5,323	10,510	12,834	1994
Avalon at Newton Highlands	11,038	45,279	311	11,038	45,590	56,628	3,724	52,904	38,905	2003
Avalon at Prudential Center	25,811	104,399	26,291	25,811	130,690	156,501	30,813	125,688	—	1968/1998
Avalon at Steven’s Pond	10,704	43,431	171	10,704	43,602	54,306	3,429	50,877	—	2004
Avalon at The Pinehills I	3,623	16,233	37	3,623	16,270	19,893	773	19,120	—	2004
Avalon Essex	5,230	15,483	1,040	5,230	16,523	21,753	3,465	18,288	—	2000
Avalon Estates	1,972	18,167	219	1,972	18,386	20,358	2,952	17,406	—	2001
Avalon Ledges	2,627	32,900	744	2,627	33,644	36,271	4,270	32,001	19,290	2002
Avalon Oaks	2,129	18,640	435	2,129	19,075	21,204	4,672	16,532	17,324	1999
Avalon Oaks West	3,303	13,316	228	3,303	13,544	16,847	1,930	14,917	17,145	2002
Avalon Orchards	2,975	18,037	64	2,975	18,101	21,076	2,464	18,612	20,136	2002
Avalon Summit	1,743	14,654	578	1,743	15,232	16,975	5,165	11,810	—	1986/1996
Avalon West	943	9,881	468	943	10,349	11,292	3,309	7,983	8,259	1996
Essex Place	4,643	19,003	82	4,643	19,085	23,728	880	22,848	—	2004
Avalon at Greyrock Place	13,819	55,846	676	13,819	56,522	70,341	6,942	63,399	—	2002
Avalon Corners	6,305	24,179	1,373	6,305	25,552	31,857	5,133	26,724	—	2000
Avalon Danbury	4,905	30,385	1	4,905	30,386	35,291	491	34,800	—	2005
Avalon Darien	6,922	34,543	48	6,922	34,591	41,513	2,613	38,900	—	2004
Avalon Gates	4,414	31,305	1,222	4,414	32,527	36,941	9,617	27,324	—	1997
Avalon Glen	5,956	23,993	2,064	5,956	26,057	32,013	10,454	21,559	—	1991
Avalon Haven	1,264	11,762	908	1,264	12,670	13,934	2,568	11,366	—	2000
Avalon Milford I	8,746	22,675	—	8,746	22,675	31,421	1,094	30,327	—	2004
Avalon New Canaan	4,835	19,484	—	4,835	19,484	24,319	2,456	21,863	—	2002
Avalon on Stamford Harbor	10,836	51,620	402	10,836	52,022	62,858	6,426	56,432	—	2003
Avalon Orange	2,108	19,823	—	2,108	19,823	21,931	548	21,383	—	2005
Avalon Springs	2,116	14,512	509	2,116	15,021	17,137	4,573	12,564	—	1996
Avalon Valley	2,277	22,424	1,492	2,277	23,916	26,193	5,689	20,504	—	1999
Avalon Walk I & II	9,102	48,796	1,474	9,102	50,270	59,372	19,643	39,729	—	1992/1994
Avalon at Glen Cove South	7,871	59,704	—	7,871	59,704	67,575	3,013	64,562	—	2004
Avalon Commons	4,679	28,552	371	4,679	28,923	33,602	8,467	25,135	—	1997
Avalon Court	9,228	48,920	1,537	9,228	50,457	59,685	12,371	47,314	—	1997/2000
Avalon Pines I	6,178	44,133	1	6,178	44,134	50,312	1,202	49,110	—	2005
Avalon Towers	3,118	12,709	5,357	3,118	18,066	21,184	5,391	15,793	—	1990/1995
Avalon at Edgewater	14,529	60,061	337	14,529	60,398	74,927	8,988	65,939	—	2002
Avalon at Florham Park	6,647	34,639	457	6,647	35,096	41,743	6,554	35,189	—	2001
Avalon Cove	8,760	82,356	1,448	8,760	83,804	92,564	25,415	67,149	—	1997
Avalon at Freehold	4,116	30,191	219	4,116	30,410	34,526	4,415	30,111	—	2002
Avalon Run East	1,579	14,669	110	1,579	14,779	16,358	4,744	11,614	—	1996

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Avalon Run East II	6,765	45,319	—	6,765	45,319	52,084	1,798	50,286	—	2005
Avalon Watch	5,585	22,394	2,158	5,585	24,552	30,137	10,394	19,743	—	1988
Avalon Gardens	8,428	45,706	683	8,428	46,389	54,817	13,003	41,814	—	1998
Avalon Green	1,820	10,525	481	1,820	11,006	12,826	3,966	8,860	—	1995
Avalon on the Sound	—	116,128	231	—	116,359	116,359	14,855	101,504	—	2001
Avalon Riverview I	—	94,246	196	—	94,442	94,442	11,170	83,272	—	2002
Avalon View	3,529	14,140	1,430	3,529	15,570	19,099	6,217	12,882	16,465	1993
Avalon Willow	6,207	39,852	1,335	6,207	41,187	47,394	8,904	38,490	—	2000
The Avalon	2,889	28,273	173	2,889	28,446	31,335	6,469	24,866	—	1999
Avalon at Fairway Hills I & II	4,147	16,600	1,642	4,147	18,242	22,389	6,797	15,592	11,500	1987/1996
Avalon at Fairway Hills III	4,465	17,864	5,908	4,465	23,772	28,237	6,360	21,877	—	1987/1996
Avalon at Symphony Glen	1,594	6,384	1,330	1,594	7,714	9,308	3,526	5,782	9,780	1986
Avalon Landing	1,849	7,409	770	1,849	8,179	10,028	3,120	6,908	6,044	1984/1995
AutumnWoods	6,096	24,400	722	6,096	25,122	31,218	7,990	23,228	—	1989/1996
Avalon at Arlington Square	22,041	90,253	250	22,041	90,503	112,544	13,855	98,689	—	2001
Avalon at Ballston - Washington Towers	7,291	29,177	1,482	7,291	30,659	37,950	12,169	25,781	—	1989
Avalon at Cameron Court	10,292	32,931	222	10,292	33,153	43,445	9,323	34,122	—	1998
Avalon at Decoverly	6,157	24,800	1,079	6,157	25,879	32,036	9,207	22,829	—	1991/1995
Avalon at Foxhall	6,848	27,614	9,598	6,848	37,212	44,060	12,304	31,756	—	1982
Avalon at Gallery Place I	9,084	39,378	354	9,084	39,732	48,816	3,657	45,159	—	2003
Avalon at Grosvenor Station	24,751	56,291	411	24,751	56,702	81,453	3,916	77,537	—	2004
Avalon at Providence Park	2,152	8,907	462	2,152	9,369	11,521	2,856	8,665	—	1988/1997
Avalon at Rock Spring	—	45,834	201	—	46,035	46,035	4,837	41,198	—	2003
Avalon at Traville	14,360	55,531	—	14,360	55,531	69,891	3,504	66,387	—	2004
Avalon Crescent	13,851	43,401	319	13,851	43,720	57,571	13,216	44,355	—	1996
Avalon Fields I & II	4,047	18,553	150	4,047	18,703	22,750	6,089	16,661	10,705	1998
Avalon Knoll	1,528	6,136	1,535	1,528	7,671	9,199	3,442	5,757	12,239	1985
200 Arlington Place	9,728	39,527	905	9,728	40,432	50,160	7,243	42,917	—	1987/2000
Avalon at Danada Farms	7,535	30,444	577	7,535	31,021	38,556	8,640	29,916	—	1997
Avalon at Stratford Green	4,326	17,569	268	4,326	17,837	22,163	4,904	17,259	—	1997
Avalon at West Grove	5,149	20,657	5,229	5,149	25,886	31,035	7,280	23,755	—	1967
Avalon at Bear Creek	6,786	27,035	945	6,786	27,980	34,766	7,344	27,422	—	1998
Avalon Bellevue	6,664	23,908	290	6,664	24,198	30,862	4,359	26,503	—	2001
Avalon Belltown	5,644	12,453	326	5,644	12,779	18,423	2,063	16,360	—	2001
Avalon Brandemoor	8,630	36,679	275	8,630	36,954	45,584	6,224	39,360	—	2001
Avalon HighGrove	7,569	32,035	172	7,569	32,207	39,776	5,830	33,946	—	2000
Avalon Juanita Village	10,052	34,025	—	10,052	34,025	44,077	473	43,604	—	#N/A
Avalon ParcSquare	3,789	15,093	362	3,789	15,455	19,244	3,062	16,182	—	2000
Avalon Redmond Place	4,558	17,504	4,105	4,558	21,609	26,167	6,451	19,716	—	1991/1997
Avalon RockMeadow	4,777	19,671	264	4,777	19,935	24,712	3,932	20,780	—	2000
Avalon WildReed	4,253	18,676	134	4,253	18,810	23,063	3,663	19,400	—	2000
Avalon Wynhaven	11,412	41,142	180	11,412	41,322	52,734	6,969	45,765	—	2001
Avalon at Union Square	4,249	16,820	1,444	4,249	18,264	22,513	4,946	17,567	—	1973/1996
Avalon at Willow Creek	6,581	26,583	2,450	6,581	29,033	35,614	7,768	27,846	—	1985/1994

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	/ Acquisition
Avalon Dublin	5,276	19,642	2,470	5,276	22,112	27,388	5,766	21,622	—	1989/1997
Avalon Fremont I	10,746	43,399	1,761	10,746	45,160	55,906	12,062	43,844	—	1991/1992
Avalon Pleasanton	11,610	46,552	3,232	11,610	49,784	61,394	13,687	47,707	—	1988/1994
Waterford	11,324	45,717	3,851	11,324	49,568	60,892	13,697	47,195	33,100	1985/1986
Avalon at Cedar Ridge	4,230	9,659	12,247	4,230	21,906	26,136	6,021	20,115	—	1972/1997
Avalon at Diamond Heights	4,726	19,130	1,263	4,726	20,393	25,119	5,501	19,618	—	1972/1994
Avalon at Mission Bay North	13,814	78,832	—	13,814	78,832	92,646	7,705	84,941	—	2003
Avalon at Nob Hill	5,403	21,567	1,086	5,403	22,653	28,056	5,927	22,129	20,800	1990/1995
Avalon Foster City	7,852	31,445	4,041	7,852	35,486	43,338	9,105	34,233	—	1973/1994
Avalon Pacifica	6,125	24,796	962	6,125	25,758	31,883	6,816	25,067	17,600	1971/1995
Avalon Sunset Towers	3,561	21,321	3,849	3,561	25,170	28,731	7,271	21,460	—	1961/1996
Avalon Towers by the Bay	9,155	57,630	217	9,155	57,847	67,002	12,619	54,383	—	1999
Crowne Ridge	5,982	16,885	9,841	5,982	26,726	32,708	7,139	25,569	—	1973/1996
Avalon at Blossom Hill	11,933	48,313	1,505	11,933	49,818	61,751	13,191	48,560	—	1995
Avalon at Cahill Park	4,760	47,354	411	4,760	47,765	52,525	5,823	46,702	—	2002
Avalon at Creekside	6,546	26,301	10,445	6,546	36,746	43,292	9,186	34,106	—	1962/1997
Avalon at Foxchase I & II	11,340	45,532	3,427	11,340	48,959	60,299	13,355	46,944	26,400	1988/1987
Avalon at Parkside	7,406	29,823	813	7,406	30,636	38,042	8,167	29,875	—	1991/1996
Avalon at Pruneyard	3,414	15,469	13,071	3,414	28,540	31,954	7,949	24,005	—	1968/1997
Avalon at River Oaks	8,904	35,126	959	8,904	36,085	44,989	9,435	35,554	—	1990/1996
Avalon Campbell	11,830	47,828	425	11,830	48,253	60,083	12,736	47,347	38,800	1995
Avalon Cupertino	9,099	39,926	132	9,099	40,058	49,157	10,997	38,160	—	1999
Avalon Mountain View	9,755	39,393	2,041	9,755	41,434	51,189	11,099	40,090	18,300	1986
Avalon on the Alameda	6,119	50,164	198	6,119	50,362	56,481	12,233	44,248	—	1999
Avalon Rosewalk	15,814	62,028	736	15,814	62,764	78,578	16,065	62,513	—	1997/1999
Avalon Silicon Valley	20,713	99,573	1,535	20,713	101,108	121,821	26,468	95,353	—	1997
Avalon Towers on the Peninsula	9,560	56,021	169	9,560	56,190	65,750	7,600	58,150	—	2002
CountryBrook	9,384	34,958	4,314	9,384	39,272	48,656	10,466	38,190	16,586	1985/1996
San Marino	6,607	26,673	1,348	6,607	28,021	34,628	7,550	27,078	—	1984/1988
Avalon at Media Center	22,483	28,104	25,486	22,483	53,590	76,073	13,485	62,588	—	1961/1997
Avalon at Warner Center	7,045	12,986	6,712	7,045	19,698	26,743	6,113	20,630	—	1979/1998
Avalon Glendale	—	39,920	313	—	40,233	40,233	3,265	36,968	—	2003
Avalon Woodland Hills	23,828	40,372	7,872	23,828	48,244	72,072	14,520	57,552	—	1989/1997
The Promenade	14,052	56,820	131	14,052	56,951	71,003	6,978	64,025	32,100	1988/2002
Avalon at Pacific Bay	4,871	19,745	7,508	4,871	27,253	32,124	7,270	24,854	—	1971/1997
Avalon at South Coast	4,709	16,063	4,475	4,709	20,538	25,247	5,756	19,491	—	1973/1996
Avalon Mission Viejo	2,517	9,257	1,843	2,517	11,100	13,617	3,061	10,556	7,635	1984/1996
Avalon Newport	1,975	3,814	4,564	1,975	8,378	10,353	2,236	8,117	—	1956/1996
Avalon Santa Margarita	4,607	16,911	2,627	4,607	19,538	24,145	5,349	18,796	—	1990/1997
Avalon at Cortez Hill	2,768	20,134	11,629	2,768	31,763	34,531	8,207	26,324	—	1973/1998
Avalon at Mission Bay	9,922	40,633	15,639	9,922	56,272	66,194	14,354	51,840	—	1969/1997
Avalon at Mission Ridge	2,710	10,924	8,654	2,710	19,578	22,288	5,296	16,992	—	1960/1997

	$888,217	$4,180,092	$288,844	$888,217	$4,468,936	$5,357,153	$936,060	$4,421,093	$433,882

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	/ Acquisition
Development Communities

Avalon at Bedford Center	$1,792	$22,339	$—	$1,792	$22,339	$24,131	$45	$24,086	$—	NA
Avalon at Decoverly II	—	12,225	—	—	12,225	12,225	—	12,225	—	NA
Avalon at Glen Cove North	—	4,684	—	—	4,684	4,684	—	4,684	—	NA
Avalon Lyndhurst	—	31,261	—	—	31,261	31,261	—	31,261	—	NA
Avalon Wilshire	—	17,587	—	—	17,587	17,587	—	17,587	—	NA
Avalon Camarillo	—	34,330	—	—	34,330	34,330	—	34,330	—	NA
Avalon Chestnut Hill	—	27,767	—	—	27,767	27,767	—	27,767	—	NA
Avalon Chrystie Place II	—	30,067	—	—	30,067	30,067	—	30,067	—	NA
Avalon Danvers	—	8,896	—	—	8,896	8,896	—	8,896	—	NA
Avalon Del Rey	—	56,570	—	—	56,570	56,570	—	56,570	32,547	NA
Avalon Pines II	—	18,709	—	—	18,709	18,709	—	18,709	—	NA
Avalon Shrewsbury	—	9,266	—	—	9,266	9,266	—	9,266	—	NA
Avalon Woburn	—	6,104	—	—	6,104	6,104	—	6,104	—	NA

	$1,792	$279,805	$—	$1,792	$279,805	$281,597	$45	$281,552	$32,547

Land held for development	188,414	—	—	188,414	—	188,414	—	188,414	24,153
Corporate Overhead	1,565	11,761	62,678	1,565	74,439	76,004	21,275	54,729	1,875,982

	$1,079,988	$4,471,658	$351,522	$1,079,988	$4,823,180	$5,903,168	$957,380	$4,945,788	$2,366,564

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in thousands)
Amounts include real estate assets held for sale.
Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:
Building — 30 years
Improvements, upgrades and FF&E — not to exceed 7 years
The aggregate cost of total real estate for Federal income tax purposes was approximately $5,903,000 at December 31, 2005.
The changes in total real estate assets for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years ended December 31,
	2005	2004	2003
Balance, beginning of period	$5,697,144	$5,431,757	$5,369,453
Acquisitions, construction costs and improvements	528,118	520,643	369,818
Dispositions, including impairment loss on planned dispositions	(322,094)	(255,256)	(307,514)

Balance, end of period	$5,903,168	$5,697,144	$5,431,757

The changes in accumulated depreciation for the years ended December 31, 2005, 2004 and 2003, are as follows:

	Years ended December 31,
	2005	2004	2003
Balance, beginning of period	$819,319	$695,368	$584,022
Depreciation, including discontinued operations	162,063	162,667	153,796
Dispositions	(24,002)	(38,716)	(42,450)

Balance, end of period	$957,380	$819,319	$695,368