Form 10-Q
period 2006-03-31
AVALONBAY COMMUNITIES INC
filed 2006-05-09
CIK 915912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                     No☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
74,376,078 shares of common stock, par value $0.01 per share, were outstanding as of April 28, 2006

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3-31-06	12-31-05
	(unaudited)
ASSETS
Real estate:
Land	$865,692	$870,941
Buildings and improvements	4,239,451	4,239,012
Furniture, fixtures and equipment	133,435	132,530

	5,238,578	5,242,483
Less accumulated depreciation	(964,001)	(925,107)

Net operating real estate	4,274,577	4,317,376
Construction in progress, including land	393,809	317,823
Land held for development	185,204	179,739
Operating real estate assets held for sale, net	74,986	130,850

Total real estate, net	4,928,576	4,945,788

Cash and cash equivalents	55,901	6,138
Cash in escrow	29,734	48,266
Resident security deposits	26,618	26,290
Investments in unconsolidated real estate entities	41,207	41,942
Deferred financing costs, net	16,955	17,976
Deferred development costs	27,353	31,467
Prepaid expenses and other assets	43,108	47,193

Total assets	$5,169,452	$5,165,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,805,198	$1,809,182
Variable rate unsecured credit facility	—	66,800
Mortgage notes payable	494,186	490,582
Dividends payable	60,161	54,476
Payables for construction	33,035	28,203
Accrued expenses and other liabilities	80,794	82,220
Accrued interest payable	27,845	34,649
Resident security deposits	36,333	35,382
Liabilities related to real estate assets held for sale	1,854	2,439

Total liabilities	2,539,406	2,603,933

Minority interest of unitholders in consolidated partnerships	5,511	19,464

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both March 31, 2006 and December 31, 2005; 4,000,000 shares issued and outstanding at both March 31, 2006 and December 31, 2005	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both March 31, 2006 and December 31, 2005; 74,340,561 and 73,663,048 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	743	737
Additional paid-in capital	2,459,211	2,429,568
Accumulated earnings less dividends	168,470	115,788
Accumulated other comprehensive loss	(3,929)	(4,470)

Total stockholders’ equity	2,624,535	2,541,663

Total liabilities and stockholders’ equity	$5,169,452	$5,165,060

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3-31-06	3-31-05
Revenue:
Rental and other income	$172,600	$159,545
Management, development and other fees	1,207	434

Total revenue	173,807	159,979

Expenses:
Operating expenses, excluding property taxes	48,850	44,589
Property taxes	16,764	15,917
Interest expense, net	28,664	32,118
Depreciation expense	39,619	38,874
General and administrative expense	6,283	7,159

Total expenses	140,180	138,657

Equity in income of unconsolidated entities	227	6,583
Minority interest in consolidated partnerships	(132)	(513)
Gain on sale of land	13,166	—

Income from continuing operations	46,888	27,392

Discontinued operations:
Income from discontinued operations	1,770	4,605
Gain on sale of communities	65,419	37,613

Total discontinued operations	67,189	42,218

Net income	114,077	69,610
Dividends attributable to preferred stock	(2,175)	(2,175)

Net income available to common stockholders	$111,902	$67,435

Other comprehensive income:
Unrealized gain on cash flow hedges	541	1,300

Comprehensive income	$112,443	$68,735

Dividends declared per common share	$0.78	$0.71

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.61	$0.35
Discontinued operations	0.91	0.58

Net income available to common stockholders	$1.52	$0.93

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.60	$0.35
Discontinued operations	0.89	0.57

Net income available to common stockholders	$1.49	$0.92

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	3-31-06	3-31-05
Cash flows from operating activities:
Net income	$114,077	$69,610
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense, including discontinued operations	39,917	41,106
Amortization of deferred financing costs and debt premium/discount	1,037	890
Amortization of deferred compensation	5,156	2,583
Income allocated to minority interest in consolidated partnerships including discontinued operations	132	513
Gain on sale of real estate assets	(78,585)	(37,613)
Gain on sale of technology investment	—	(6,252)
Increase in cash in operating escrows	(1,040)	(1,178)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	4,708	(1,938)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	(11,490)	106

Net cash provided by operating activities	73,912	67,827

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(116,853)	(79,231)
Acquisition of real estate assets, including partner equity interest	—	(57,415)
Capital expenditures — existing real estate assets	(1,909)	(1,054)
Capital expenditures — non-real estate assets	(188)	(65)
Proceeds from sale of communities and technology investment, including reimbursement for Fund and joint venture communities, net of selling costs	179,022	172,626
Increase (decrease) in payables for construction	4,832	(1,606)
Decrease in cash in construction escrows	19,572	638
Decrease (increase) in investments in unconsolidated real estate entities	657	(6,568)

Net cash provided by investing activities	85,133	27,325

Cash flows from financing activities:
Issuance of common stock	12,500	6,333
Dividends paid	(54,454)	(52,954)
Net borrowings (repayments) under unsecured credit facility	(66,800)	34,000
Issuance of mortgage notes payable and draws on construction loans	5,150	7,984
Repayments of mortgage notes payable	(1,546)	(37,836)
Repayment of unsecured notes	(4,000)	(50,000)
Payment of deferred financing costs	—	(340)
Redemption of units for cash by minority partners	—	(50)
Distributions to DownREIT partnership unitholders	(99)	(309)
Distributions to joint venture and profit-sharing partners	(33)	(35)

Net cash used in financing activities	(109,282)	(93,207)

Net increase in cash and cash equivalents	49,763	1,945

Cash and cash equivalents, beginning of period	6,138	1,552

Cash and cash equivalents, end of period	$55,901	$3,497

Cash paid during period for interest, net of amount capitalized	$33,957	$39,697

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the three months ended March 31, 2006:
•	As described in Note 4, “Stockholders’ Equity,” 118,191 shares of common stock valued at $11,960 were issued in connection with stock grants, 233 shares valued at $22 were issued through the Company’s dividend reinvestment plan and 40,577 shares valued at $3,216 were withheld to satisfy employees’ tax withholding and other liabilities, for a net value of $8,766. In addition, the Company granted 859,613 options for common stock, net of forfeitures, at a value of $9,816.

•	301,298 units of limited partnership, valued at $13,953, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $541 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	Common and preferred dividends declared but not paid totaled $60,161.
During the three months ended March 31, 2005:
•	156,161 shares of common stock were issued in connection with stock grants, 401 shares were issued through the Company’s dividend reinvestment plan, 31,476 shares were withheld to satisfy employees’ tax withholding and other liabilities and 3,925 shares were forfeited, for a net value of $8,487. In addition, the Company granted 705,221 options for common stock, net of forfeitures, at a value of $4,462.

•	23,073 units of limited partnership, valued at $994, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company deconsolidated mortgage notes payable in the aggregate amount of $24,869 upon admittance of outside investors into a previously consolidated discretionary investment fund.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $1,300 to adjust the Company’s Hedged Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $53,923.

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
At March 31, 2006, the Company owned or held a direct or indirect ownership interest in 142 operating apartment communities containing 41,238 apartment homes in ten states and the District of Columbia, of which four communities containing 1,679 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 16 communities under construction that are expected to contain an aggregate of 4,879 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 48 communities that, if developed in the manner expected, will contain an estimated 12,117 apartment homes.
During the three months ended March 31, 2006:
•	The Company sold two communities, Avalon Estates, located in the Boston, Massachusetts area, and Avalon Cupertino, located in San Jose, California. These two communities, which contained a total of 473 apartment homes, were sold for an aggregate sales price of $122,550. The sale of these communities resulted in a gain as reported in accordance with generally accepted accounting principles (“GAAP”) of $65,419.

•	The Company completed the development of one community, Avalon at Bedford Center, located in the Boston, Massachusetts area. Avalon at Bedford Center is a garden-style and town-home community containing 139 apartment homes and was completed for a total capitalized cost of $25,300.

•	The Company commenced construction of two communities, Avalon on the Sound II, located in the New York, New York area, and Avalon Meydenbauer, located in the Seattle, Washington, area. These two communities are expected to contain an aggregate of 956 apartment homes when completed, for a total capitalized cost of $268,500.

•	The Company commenced redevelopment of two communities, Avalon Walk, a two-phase community located in the Fairfield-New Haven, Connecticut area, and 200 Arlington Place, located in the Chicago, Illinois area. These communities contain an aggregate of 1,173 apartment homes. The expected total capitalized cost to redevelop these communities is $18,700, excluding costs incurred prior to the start of redevelopment.

•	The Company sold a parcel of land located in the Northern New Jersey area for a sales price of $15,000 resulting in a gain in accordance with GAAP of $13,166.

•	The Company transferred ownership of Avalon at Juanita Village, a 211 apartment-home community located in the Seattle, Washington area, to a joint venture entity (see Note 6, “Investments in Unconsolidated Entities”).
The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned partnerships, certain joint venture partnerships, subsidiary partnerships structured as DownREITs and any variable interest entities consolidated under FIN 46, as described below. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company assesses consolidation of variable interest entities under the guidance of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as revised in December 2003. The Company accounts for joint venture entities and subsidiary partnerships, including those structured as DownREITs, that are not variable interest entities, in accordance with EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under EITF Issue No. 04-5, the general partner in a limited partnership is presumed to control that limited partnership, unless that presumption is overcome by the limited partners having either: (i) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve the limited partnership or otherwise remove the general partner without cause; or (ii) substantive participating rights. The Company adopted EITF Issue No. 04-5 on June 29, 2005 for all new limited partnerships and similar entities formed or existing limited partnerships and similar entities that were modified after June 29, 2005 and on January 1, 2006 for other existing limited partnerships and similar entities. The final adoption of EITF Issue No. 04-5 on January 1, 2006 did not have a material effect on the Company’s financial position or results of operations.
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
Revenue and Gain Recognition
Rental income related to leases is recognized on an accrual basis when due from residents in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” In accordance with the Company’s standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease, which is generally one year. The Company accounts for sales of real estate assets and the related gain recognition in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.”
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
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes costs incurred on Development Rights not yet considered probable, as well as the abandonment or impairment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $322 and $219 for the three months ended March 31, 2006 and 2005, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
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
In connection with the acquisition of an operating community, the Company performs a valuation and allocation to each asset and liability acquired in such transaction, based on their estimated fair values at the date of acquisition in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, such as in-place leases, is included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets and is amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents.
Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.
If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company did not recognize an impairment loss on any of its operating communities during the three months ended March 31, 2006 or 2005.

Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $17,095 at March 31, 2006 and $16,074 at December 31, 2005.
Cash, Cash Equivalents and Cash in Escrow
Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of March 31, 2006 and December 31, 2005, the Company had approximately $232,000 and $233,000, respectively, in variable rate debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities.”
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

	For the three months ended
	3-31-06	3-31-05
Basic and diluted shares outstanding

Weighted average common shares — basic	73,808,643	72,496,413

Weighted average DownREIT units outstanding	237,575	497,968

Effect of dilutive securities	1,243,906	1,263,915

Weighted average common shares — diluted	75,290,124	74,258,296

Calculation of Earnings per Share — basic

Net income available to common stockholders	$111,902	$67,435

Weighted average common shares — basic	73,808,643	72,496,413

Earnings per common share — basic	$1.52	$0.93

Calculation of Earnings per Share — diluted

Net income available to common stockholders	$111,902	$67,435

Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	99	477

Adjusted net income available to common stockholders	$112,001	$67,912

Weighted average common shares — diluted	75,290,124	74,258,296

Earnings per common share — diluted	$1.49	$0.92

Certain employee options to purchase shares of common stock of 3,000 and 705,221 were outstanding during the three months ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.
Stock-Based Compensation
Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over a three-year period. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the three months ended March 31, 2006 is the same as the cost that would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. However, the cost related to stock-based employee compensation for stock options for the three months ended March 31, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The Company adopted the provisions of SFAS No. 123(R), “Share Based Payment,” using the modified prospective transition method on January 1, 2006. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations. However, the adoption of SFAS No. 123(R) changed the service period for, and timing of, the recognition of compensation cost related to retirement eligibility, which will generally result in accelerated expense recognition by the Company for its stock-based compensation programs. The Company previously recorded compensation cost over the vesting period, regardless of eligibility for retirement. If the Company had recorded compensation cost based on retirement eligibility, the increase to compensation cost during the three months ended March 31, 2006 and 2005 would not have been material.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in the three months ended March 31, 2005 based on the fair market value as determined on the date of grant:

		3-31-05
Net income available to common stockholders, as reported		$67,435
Add:	Actual compensation expense recorded under fair value based method, net of related tax effects	473
Deduct:	Total compensation expense determined under fair value based method, net of related tax effects	(573)

	Pro forma net income available to common stockholders	$67,335

	Earnings per share:

	Basic — as reported	$0.93

	Basic — pro forma	$0.93

	Diluted — as reported	$0.92

	Diluted — pro forma	$0.91

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
The Company is currently involved in a lawsuit regarding the handling of security deposits in California. The lawsuit alleges that the amounts withheld by the Company from security deposits at the end of tenancies exceeded the Company’s actual damages. The Company has agreed with the plaintiff on the terms of a settlement with the purported class. The settlement terms have been approved by the court. As of March 31, 2006, the Company has accrued approximately $1,600 related to this and other various litigation matters.
In September 2005, the Equal Rights Center, an advocacy group for the disabled, filed a lawsuit against the Company alleging that communities constructed by the Company violate the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit seeks monetary damages as well as injunctive relief, such as modifications to existing assets. Due to the preliminary nature of the litigation, the Company cannot predict or determine the outcome of this lawsuit, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision.
Executive Separation Costs
In February 2005, the Company announced certain management changes, including the departure of a senior executive who became entitled to severance benefits in accordance with the terms of his employment agreement with the Company. The Company recorded a charge of approximately $2,100 in the three months ended March 31, 2005 related to these severance benefits, which is included in general and administrative expense on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
Discontinued Operations
The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any communities which have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s Condensed Consolidated Financial Statements in both current and prior years presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest expense and interest expense. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for discontinued operations will not have any impact on the Company’s financial condition or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in the accompanying Condensed Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Condensed Consolidated Statements of Cash Flows.
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
2. Interest Capitalized
Capitalized interest associated with communities under development or redevelopment totaled $8,364 and $5,662 for the three months ended March 31, 2006 and 2005, respectively.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of March 31, 2006 and December 31, 2005 are summarized as follows:

	3-31-06	12-31-05
Fixed rate unsecured notes (1)	$1,805,198	$1,809,182
Fixed rate mortgage notes payable — conventional and tax-exempt	237,866	239,025
Variable rate mortgage notes payable — conventional and tax-exempt	218,623	219,010

Total notes payable and unsecured notes	2,261,687	2,267,217

Variable rate secured short-term debt	37,697	32,547
Variable rate unsecured credit facility	—	66,800

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,299,384	$2,366,564

(1)	Balances at March 31, 2006 and December 31, 2005 include $802 and $818 of debt discount, respectively, from issuance of unsecured notes.
In the aggregate, secured notes payable mature at various dates from September 2007 through April 2043 and are secured by certain apartment communities (with a net carrying value of $689,000 as of March 31, 2006). As of March

31, 2006, the Company has guaranteed approximately $106,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.8% at March 31, 2006 and at December 31, 2005. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed on the following page), including the effect of certain financing related fees, was 4.8% at March 31, 2006 and 5.5% at December 31, 2005.
Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at March 31, 2006 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes

2006	$5,441	$—	$150,000	6.800%

2007	6,741	37,697	110,000 150,000	6.875 5.000	% %

2008	7,155	4,356	50,000 146,000	6.625 8.250	% %

2009	6,141	73,784	150,000	7.500%

2010	4,271	28,989	200,000	7.500%

2011	4,095	7,204	300,000 50,000	6.625 6.625	% %

2012	3,570	12,096	250,000	6.125%

2013	3,513	—	100,000	4.950%

2014	3,754	33,100	150,000	5.375%

2015	4,012	—	—	—

Thereafter	103,778	144,489	—	—

	$152,471	$341,715	$1,806,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.
The Company has a $500,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks and Bank of America, serving as bank and administrative agent. The Company had no amounts outstanding under the facility and $37,728 in letters of credit outstanding on March 31, 2006 and $66,800 outstanding under the facility and $40,154 in letters of credit on December 31, 2005. Under the terms of the credit facility, the Company may elect to increase the facility by up to an additional $150,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.55% per annum. The stated spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of the Company’s long-term unsecured debt. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $250,000. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company does not have any amounts outstanding under this competitive bid option as of March 31, 2006. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The credit facility matures in May 2008, assuming exercise of a one-year renewal option by the Company.
4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the three months ended March 31, 2006:

				Accumulated	Accumulated
			Additional	earnings	other
	Preferred	Common	paid-in	less	comprehensive	Stockholders’
	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2005	$40	$737	$2,429,568	$115,788	$(4,470)	$2,541,663

Net income	—	—	—	114,077	—	114,077
Unrealized gain on cash flow hedges	—	—	—	—	541	541
Dividends declared to common and preferred stockholders	—	—	—	(60,161)	—	(60,161)
Issuance of common stock, net of withholdings	—	6	24,487	(1,234)	—	23,259
Vesting of restricted stock grants and options	—	—	5,156	—	—	5,156

Balance at March 31, 2006	$40	$743	$2,459,211	$168,470	$(3,929)	$2,624,535

During the three months ended March 31, 2006, the Company (i) issued 298,368 shares of common stock in connection with stock options exercised, (ii) issued 301,298 shares of common stock to acquire an equal number of DownREIT limited partnership units, (iii) issued 233 shares through the Company’s dividend reinvestment plan, (iv) issued 118,191 common shares in connection with stock grants to employees of which 80% are restricted and (v) withheld 40,577 shares to satisfy employees’ tax withholding and other liabilities. In addition, the Company granted 859,613 options for common stock to employees. As required under SFAS No. 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during the three months ended March 31, 2006 are not reflected on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2006 or on the summary of changes in stockholders’ equity above, and will not be reflected until earned as compensation cost.
Dividends per common share for the three months ended March 31, 2006 and 2005 were $0.78 and $0.71 per share, respectively. In both the three months ended March 31, 2006 and 2005, average dividends for preferred shares were $0.54 per share.
The Company currently has an effective shelf registration statement on file with the SEC. In March 2006, the Company increased the amount of registered debt and equity under this registration statement to $750,000.
5. Derivative Instruments and Hedging Activities
The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of March 31, 2006, the Hedged Derivatives fix approximately $67,000 of the Company’s tax-exempt debt at a weighted average interest rate of 6.3% through interest rate swaps. In addition, as of March 31, 2006, the Company has Hedged Derivatives on approximately $165,000 of its existing variable rate debt, which floats at a weighted average coupon interest rate of 4.9% and has been capped at a weighted average interest rate of 8.0% through interest rate caps. These Hedged Derivatives have maturity dates ranging from 2007 to 2010. In March 2006, the Company purchased an additional interest rate cap in order to limit the Company’s exposure to interest rate fluctuations on variable rate debt that is expected to close in April 2006 (see Note 10, “Subsequent Events”). All of the Company’s Hedged Derivatives are accounted for in accordance with SFAS No. 133. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording the effective portion of changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flow. To adjust the Hedged Derivatives to their fair value, the Company recorded unrealized gains to other comprehensive income of $541 and $1,300 during the three months ended March 31, 2006 and 2005, respectively. The estimated amount, included in accumulated other comprehensive income as of March 31, 2006, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flow during this period is not material.
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
6. Investments in Unconsolidated Entities
The Company accounts for its investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 in accordance with EITF Issue No. 04-5. As of March 31, 2006, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:
•	a general partnership interest in a partnership that owns the Avalon Run community, in which after the partnership makes certain distributions to the third-party partner, the Company will generally be entitled to receive 40% of all operating cash flow distributions and 49% of all residual cash flow following a sale;

•	a limited liability company membership interest in a limited liability company that owns the Avalon Grove community, in which after the limited liability company makes certain distributions to the third-party partner, the Company will generally be entitled to receive 50% of all distributions;

•	a 25% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in a limited liability company that owns the Avalon Bedford community;

•	a 20% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in the limited liability company that owns the Avalon Chrystie Place I community;

•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that is developing and will own the Avalon at Mission Bay North II community; and

•	a 15.2% combined general partner and indirect limited partner equity interest in AvalonBay Value Added Fund, L.P. (the “Fund”), which owns the following communities: Avalon at Redondo Beach, Avalon Lakeside, Avalon Columbia, Ravenswood at the Park, Avalon at Poplar Creek, Fuller Martel, Civic Center Place and Paseo Park. In February 2006, the Fund acquired Aurora at Yerba Buena, located in San Francisco, California, for a purchase price of $66,000. Aurora at Yerba Buena is a mixed-use community with 160 apartment homes and 32,000 square feet of fully leased retail space. The Company’s pro rata interest in this acquisition is approximately $10,000.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	3-31-06	12-31-05
	(unaudited)
Assets:
Real estate, net	$517,198	$449,418
Other assets	116,938	111,623

Total assets	$634,136	$561,041

Liabilities and partners’ equity:
Mortgage notes payable and credit facility	$414,774	$332,760
Other liabilities	21,613	26,745
Partners’ equity	197,749	201,536

Total liabilities and partners’ equity	$634,136	$561,041

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended
	(unaudited)
	3-31-06	3-31-05
Rental income	$14,505	$5,755
Operating and other expenses	(6,747)	(3,370)
Interest expense, net	(4,294)	(556)
Depreciation expense	(3,758)	(1,112)

Net income	$(294)	$717

In February 2006, the Company transferred ownership of Avalon at Juanita Village, a 211 apartment-home community located in the Seattle, Washington area, to a joint venture entity. The Company completed construction of Avalon at Juanita Village at the end of 2005 for a total capitalized cost of $45,300. The Company was reimbursed for the total capitalized cost upon transfer of the assets to the joint venture. The Company does not hold any equity interest in the joint venture, but retained a promoted residual interest in the profits of the entity. The Company will continue to provide property management services to the entity under a property management agreement.
The Company is also party to an agreement whereby upon completion, a community currently under construction will be owned through a joint venture arrangement, with the Company retaining a 30% equity interest in the joint venture.
In February 2005, the Company’s interest in a technology investment was acquired by a third-party, resulting in a non-routine gain of $6,252. The gain is reflected in equity in income of unconsolidated entities on the accompanying Condensed Consolidated Statement of Operations and Other Comprehensive Income during the three months ended March 31, 2005.
In connection with the pursuit of a Development Right in Pleasant Hill, California, $125,000 in bond financing was issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the possible future construction of a multifamily rental community by PHVP I, LLC. The bond proceeds were immediately invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This Development Right is planned as a mixed-use development, with residential, for-sale, retail and office components. The bond proceeds will remain in the GIC until at least June 1, 2007, but no later than December 5, 2007, at which time a loan will be made to PHVP I, LLC to fund construction of the multifamily portion of the development, or the bonds will be redeemed by the Agency. Although the Company does not have any equity or economic interest in PHVP I, LLC at this time, the Company does have an option to make a capital contribution to PHVP I, LLC in exchange for a 99% general partner interest in the entity. Should the Company decide not to exercise this option, the bonds will be redeemed, and a loan will not be made to PHVP I, LLC. The bonds are payable from the proceeds of the GIC and are non-recourse to both the Company and PHVP I, LLC. There is no loan payable outstanding by PHVP I, LLC as of March 31, 2006. Due to the nature of the Company’s option to make a capital contribution, PHVP I, LLC is considered a variable interest entity under FIN 46(R), where the Company is the primary beneficiary. However, PHVP I, LLC does not have any operations and has minimal assets and equity, and is not considered a significant variable interest entity.
7. Discontinued Operations – Real Estate Assets Sold or Held for Sale
During the three months ended March 31, 2006, the Company sold two communities, Avalon Estates, located in the Boston, Massachusetts area, and Avalon Cupertino, located in San Jose, California. These two communities, which contained a total of 473 apartment homes, were sold for an aggregate sales price of $122,550. The sale of these two communities resulted in a gain as reported in accordance with GAAP of approximately $65,419. The buyers of these assets intend to continue to operate these communities as rental apartments.
In addition, as of March 31, 2006, the Company had two communities that qualified as held for sale under the provisions of SFAS No. 144. As required under SFAS No. 144, the operations for any communities sold from January 1, 2005 through March 31, 2006 and communities held for sale as of March 31, 2006 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.

The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended
	3-31-06	3-31-05
Rental income	$2,982	$10,023
Operating and other expenses	(914)	(3,182)
Interest expense, net	—	(4)
Depreciation expense	(298)	(2,232)

Income from discontinued operations	$1,770	$4,605

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $558 and $570, and other liabilities of $1,854 and $2,439 as of March 31, 2006 and December 31, 2005, respectively, relating to real estate assets sold or held for sale. The estimated proceeds less anticipated costs to sell the real estate assets held for sale as of March 31, 2006 are greater than the carrying value as of March 31, 2006, and therefore no provision for possible loss was recorded.
During the three months ended March 31, 2006, the Company also sold one parcel of land, located in the Northern New Jersey area, for a sales price of $15,000 resulting in a GAAP gain of $13,166. This land parcel was purchased in 1997 in connection with the development of the Tower at Avalon Cove, which was sold in December 2005.

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
•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2006, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2005, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2006.
In addition, the Company owns land held for future development and has other corporate assets that are not allocated to an operating segment.
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use Net Operating Income (“NOI”) as the primary financial measure for Established and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three months ended March 31, 2006 and 2005 is as follows:

	For the three months ended
	3-31-06	3-31-05
Net income	$114,077	$69,610
Corporate-level property management and other indirect operating expenses	8,631	7,129
Corporate-level other income	(1,196)	(548)
Investments and investment management	1,471	992
Interest expense, net	28,664	32,118
General and administrative expense	6,283	7,159
Equity in income of unconsolidated entities	(227)	(6,583)
Minority interest in consolidated partnerships	132	513
Depreciation expense	39,619	38,874
Gain on sale of land	(13,166)	—
Gain on sale of communities	(65,419)	(37,613)
Income from discontinued operations	(1,770)	(4,605)

Net operating income	$117,099	$107,046

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three months ended March 31, 2006 and 2005 has been adjusted for the communities that were designated as held for sale as of March 31, 2006 or sold from January 1, 2005 through March 31, 2006 as described in Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale.”

	For the three months ended
	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)
For the period ended March 31, 2006

Established
Northeast	$49,696	$33,073	3.8%	$1,262,747
Mid-Atlantic	25,598	18,490	12.2%	620,877
Midwest	2,736	1,666	(0.7%)	91,784
Pacific Northwest	7,873	5,167	7.7%	315,386
Northern California	35,559	24,995	9.4%	1,372,299
Southern California	14,025	10,199	9.7%	371,767

Total Established	135,487	93,590	7.6%	4,034,860

Other Stabilized	22,184	14,287	n/a	760,127

Development / Redevelopment	14,838	9,222	n/a	807,379

Land Held for Future Development	n/a	n/a	n/a	185,204

Non-allocated (2)	1,298	n/a	n/a	30,021

Total	$173,807	$117,099	9.4%	$5,817,591

For the period ended March 31, 2005

Established
Northeast	$43,696	$29,259	5.9%	$1,138,809
Mid-Atlantic	16,499	11,729	0.1%	386,147
Midwest	2,718	1,676	6.6%	91,121
Pacific Northwest	6,728	4,451	6.3%	291,734
Northern California	34,564	23,761	1.9%	1,407,538
Southern California	11,885	8,645	5.2%	329,198

Total Established	116,090	79,521	3.8%	3,644,547

Other Stabilized	16,201	10,161	n/a	595,851

Development / Redevelopment	27,075	17,364	n/a	979,844

Land Held for Future Development	n/a	n/a	n/a	179,739

Non-allocated (2)	613	n/a	n/a	29,263

Total	$159,979	$107,046	13.7%	$5,429,244

(1)	Does not include gross real estate assets for discontinued operations of $93,608 and $303,243 as of March 31, 2006 and 2005, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

9. Related Party Arrangements
Unconsolidated Entities
The Company manages several unconsolidated real estate entities for which it receives property management, asset management, development and redevelopment fee revenue. From these entities the Company received fees of $1,207 and $434 in the three months ended March 31, 2006 and 2005, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
In addition, in connection with the general contractor services that the Company provides to MVP I, LLC, the entity that owns and is developing Avalon at Mission Bay North II, and CVP I, LLC, the entity that owns and developed Avalon Chrystie Place I, the Company funds certain construction costs that are expected to be reimbursed through construction financing within 30 to 60 days. Depending on the timing of such funding, the accompanying Condensed Consolidated Balance Sheets may reflect a corresponding receivable in prepaid expenses and other assets or a corresponding liability in accrued expenses and other liabilities. As of March 31, 2006 and December 31, 2005, the Company has recorded receivables in the amounts of $5,795 and $6,653, respectively, from MVP I, LLC. As of March 31, 2006 and December 31, 2005, the Company has recorded a payable in the amount of $4,311 and a receivable in the amount of $2,365, respectively, from CVP I, LLC.
Director Compensation
The Company’s stock incentive plan (the “1994 Plan”) provides that directors of the Company who are also employees receive no additional compensation for their services as a director. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the New York Stock Exchange (“NYSE”) on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5. In February 2006, the Company’s Board of Directors approved another amendment to the 1994 Plan under which (i) following the 2006 Annual Meeting of Stockholders the cash payment will be adjusted to $40, payable in quarterly installments of $10 and (ii) following the 2007 Annual Meeting of Stockholders, the number of shares of restricted stock (or deferred stock awards) will be calculated based on the closing price on the day of the award (rather than the closing price on the award date of the prior year). The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $236 and $218 in the three months ended March 31, 2006 and 2005 respectively. Deferred compensation relating to these restricted stock grants and deferred stock awards was $638 and $675 in the three months ended March 31, 2006 and 2005, respectively.
10. Subsequent Events
In April 2006, the Company sold Avalon Corners, a 195 apartment-home community located in the Fairfield-New Haven, Connecticut area. The Company sold this community for a sales price of $60,200, resulting in an estimated gain in accordance with GAAP of approximately $31,900.
In April 2006, the Company issued $34,000 in variable rate mortgage debt maturing in April 2011. The interest rate will be capped through an interest rate agreement as described in Note 5, “Derivative Instruments and Hedging Activities”.

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
This Form 10-Q, including the following discussion and analysis of our financial condition and results of operations, contains forward-looking statements that predict or indicate future events or trends and that do not report historical matters. Actual results or developments could differ materially from those projected in such statements as discussed on page 46 of this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and notes included elsewhere in this report, as well as our Annual Report filed on Form 10-K for the year ended December 31, 2005.
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
We believe that, over an entire real estate cycle, lower housing affordability and the limited new supply of apartment homes in our markets will result in a higher propensity to rent and larger increases in cash flow relative to other markets. However, throughout the real estate cycle, apartment market fundamentals, and therefore operating cash flows, are affected by overall economic conditions. Improvement in the economic environment in 2005 and 2006, as evidenced by job growth and declining unemployment claims, has resulted in strengthening apartment market fundamentals. This is supported by the year-over-year rental revenue growth of 6.1% achieved within our Established Community portfolio during the three months ended March 31, 2006, comprised of an increase in rental rates of 5.0% and an increase in occupancy of 1.1%. This revenue growth contributed to our Established Community portfolio achieving year-over-year growth in net operating income of 7.6%, our strongest operating performance in five years.
We expect continued job growth and household formation in our markets, the principal drivers of housing demand. Condominium conversion activity has reduced the availability of rental apartments, while low single-family home affordability makes rental apartments an economically attractive housing alternative. Accordingly, we expect apartment market fundamentals to continue to improve in our markets such that apartment rental demand will outpace new supply. Based on our results for the three months ended March 31, 2006 and our expectations for further improvement in demand/supply fundamentals, we expect continued growth in the revenue generated by our operating communities for the remainder of 2006.
In positioning for future growth, we have increased our current development activity underway and our future Development Rights, as discussed below. We currently have in excess of $1,200,000,000 under construction (measured by total projected capitalized cost of the communities at completion, including the portions owned by joint venture partners) and anticipate reaching a level of $1,500,000,000 under construction by mid-2006. Total projected capitalized cost may be impacted by increasing construction costs. In addition, we continue to secure new Development Rights, including the acquisition of land for future development. We currently have Development Rights for construction of new apartment communities that, based on total projected capitalized cost if developed as expected, total approximately $2,900,000,000.
We continue to look for opportunities to acquire existing communities through our investment in and management of a discretionary investment fund (the “Fund”). The Fund acquired one community since January 1, 2006. We expect the Fund to continue to focus on acquisition opportunities where value can be added, generally through redevelopment or repositioning opportunities.
Strong capital flows to the industry and the strength of the condominium market have resulted in an attractive selling environment. We continue to be an opportunistic seller, disposing of three apartment communities since January 1, 2006. While the active condominium market has created demand for multifamily apartment communities, it has also created a challenging environment for us in other ways such as:
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
There are signs that condominium conversion activity is slowing, primarily indicated by the pace of new condominium conversions and external data regarding unsold condominium inventory. Each of the three communities that we sold since January 1, 2006 was acquired by buyers intending to continue to operate the assets as rental apartments. A shift in condominium activity could impact the market for our assets held for sale, and as a result, the volume of assets we offer for sale.
Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development (“Development Communities”) and Development Rights as defined below. Our current operating communities and our Development Communities include communities in which we hold a direct and indirect ownership interest. Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities. The following is a description of each category:
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2006, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2005, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.
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
In addition, we own approximately 60,000 square feet of office space in Alexandria, Virginia, for our corporate office, with all other regional and administrative offices currently leased under operating leases.

As of March 31, 2006, our communities, including communities that we do not wholly-own, were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	35	8,674
Mid-Atlantic	18	5,833
Midwest	3	887
Pacific Northwest	10	2,500
Northern California	28	8,126
Southern California	11	3,430

Total Established	105	29,450

Other Stabilized Communities:
Northeast	16	5,476
Mid-Atlantic	1	520
Midwest	2	400
Pacific Northwest	2	611
Northern California	4	926
Southern California	5	1,442

Total Other Stabilized	30	9,375

Lease-Up Communities	3	734

Redevelopment Communities	4	1,679

Total Current Communities	142	41,238

Development Communities	16	4,879

Development Rights	48	12,117

During April 2006, we disposed of one community containing 195 apartment homes. As of April 28, 2006 our 141 current communities consisted of 41,043 apartment homes. Of those communities, we owned:
•	a fee simple, or absolute, ownership interest in 111 operating communities, four of which are on land subject to land leases expiring in July 2029, January 2062, April 2095 and March 2142;

•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest and an indirect limited partnership interest in the Fund, which owns a fee simple interest in nine operating communities;

•	a general partnership interest in four partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 13 communities;

•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community, two of which are on land subject to land leases expiring in December 2026 and November 2089; and

•	a residual profits interest (with no ownership interest) in a limited liability company to which an operating community that recently completed construction was transferred.
We also hold a fee simple ownership interest in 15 of the Development Communities, one of which will be subject to a joint venture ownership structure upon construction completion, in addition to a membership interest in one limited liability company that owns a Development Community, which is subject to a land lease expiring in December 2103.
In each of our four partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of April 28, 2006, there were 152,002 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.
We elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes for the year ended December 31, 1994 and we have not revoked that election. We were incorporated under the laws of the State of California in 1978, and we were reincorporated in the State of Maryland in July 1995. Our principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia, 22314, and our telephone number at that location is (703) 329-6300. We also maintain regional offices and administrative or specialty offices in or near the following cities:
•	Boston, Massachusetts;

•	Chicago, Illinois;

•	Long Island, New York;

•	Los Angeles, California;

•	New York, New York;

•	Newport Beach, California;

•	San Jose, California;

•	Seattle, Washington;

•	Shelton, Connecticut; and

•	Woodbridge, New Jersey.
Recent Developments
Development Activities. During the three months ended March 31, 2006, we completed the development of Avalon at Bedford Center, located in the Boston, Massachusetts area. Avalon at Bedford Center is a garden-style and town-home community containing 139 apartment homes and was completed for a total capitalized cost of $25,300,000.
We commenced construction of two communities during the three months ended March 31, 2006. Avalon on the Sound II is located in the New York, New York area and Avalon Meydenbauer is located in the Seattle, Washington area. These two communities are expected to contain an aggregate of 956 apartment homes when completed, for a total capitalized cost of $268,500,000.
Redevelopment Activities. During the three months ended March 31, 2006, we commenced the redevelopment of two communities, Avalon Walk, a two-phase community located in the Fairfield-New Haven, Connecticut area, and 200 Arlington Place, located in the Chicago, Illinois area. These two communities contain an aggregate of 1,173 apartment homes. The expected total capitalized cost to redevelop these communities is $18,700,000, excluding costs incurred prior to the start of redevelopment.
Disposition Activities. During the three months ended March 31, 2006, we sold two communities, Avalon Estates, located in the Boston, Massachusetts area, and Avalon Cupertino, located in San Jose, California. These two communities, which contained a total of 473 apartment homes, were sold for an aggregate sales price of $122,550,000. The sale of these two communities resulted in a gain as reported in accordance with generally accepted accounting principles (“GAAP”) of approximately $65,419,000.

In addition, we sold a parcel of land located in the Northern New Jersey area for a sales price of $15,000,000. This land parcel was purchased in 1997 in connection with the development of the Tower at Avalon Cove, which was sold in December 2005. The sale of this land parcel resulted in a gain in accordance with GAAP of approximately $13,166,000.
Investment Activities. During the three months ended March 31, 2006, the Fund acquired one community, Aurora at Yerba Buena, for a purchase price of $66,000,000. Aurora at Yerba Buena is a mixed-use community, located in San Francisco, California, containing 160 apartment homes and 32,000 square feet of fully leased retail space.
In addition, we transferred ownership of Avalon at Juanita Village, a 211 apartment-home community located in the Seattle, Washington area, to a joint venture entity during the three months ended March 31, 2006. We completed construction of Avalon at Juanita Village at the end of 2005 for a total capitalized cost of $45,300,000. We were reimbursed for the total capitalized cost upon transfer of the assets to the joint venture. We do not hold an equity interest in the joint venture, but we retained a promoted residual profits interest in the entity. We will continue to provide property management services to the entity under a property management agreement.
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
For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $38 per apartment home and $25 per apartment home in the three months ended March 31, 2006 and 2005, respectively. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities was $332 and $308 in the three months ended March 31, 2006 and 2005, respectively. Historically, we have experienced a gradual increase in capitalized costs and expensed maintenance costs per apartment home as the average age of our communities has increased, and expensed maintenance costs have fluctuated with turnover. Although we expect these trends to continue in the future, capitalized costs increased in 2005 over prior year growth levels as we embarked on a number of community upgrades and improvements. We expect capitalized costs in 2006 to be at or above 2005 levels as we continue with these community upgrades and improvements.
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
We account for our investments in unconsolidated entities that are not variable interest entities in accordance with EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” If there is an event or change in circumstance that indicates a loss in the value of an investment, we record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if we could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment.
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
Results of Operations
Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to market conditions, net operating income derived from acquisitions and development completions, the loss of net operating income related to disposed communities and capital market, disposition and financing activity. A comparison of our operating results for the three months ended March 31, 2006 and 2005 follows (dollars in thousands):

	For the three months ended
	3-31-06	3-31-05	$ Change	% Change
Revenue:
Rental and other income	$172,600	$159,545	$13,055	8.2%
Management, development and other fees	1,207	434	773	178.1%

Total revenue	173,807	159,979	13,828	8.6%

Expenses:
Direct property operating expenses, excluding property taxes	38,748	36,468	2,280	6.3%
Property taxes	16,764	15,917	847	5.3%

Total community operating expenses	55,512	52,385	3,127	6.0%

Corporate-level property management and other indirect operating expenses	8,631	7,129	1,502	21.1%
Investments and investment management	1,471	992	479	48.3%
Interest expense, net	28,664	32,118	(3,454)	(10.8%)
Depreciation expense	39,619	38,874	745	1.9%
General and administrative expense	6,283	7,159	(876)	(12.2%)

Total other expenses	84,668	86,272	(1,604)	(1.9%)

Gain on sale of land	13,166	—	13,166	100.0%
Equity in income of unconsolidated entities	227	6,583	(6,356)	(96.6%)
Minority interest in consolidated partnerships	(132)	(513)	381	(74.3%)

Income from continuing operations	46,888	27,392	19,496	71.2%

Discontinued operations:
Income from discontinued operations	1,770	4,605	(2,835)	(61.6%)
Gain on sale of real estate assets	65,419	37,613	27,806	73.9%

Total discontinued operations	67,189	42,218	24,971	59.1%

Net income	114,077	69,610	44,467	63.9%
Dividends attributable to preferred stock	(2,175)	(2,175)	—	0.0%

Net income available to common stockholders	$111,902	$67,435	$44,467	65.9%

Net income available to common stockholders increased $44,467,000, or 65.9%, to $111,902,000 for the three months ended March 31, 2006. This increase is primarily attributable the timing and volume of gains on sales of assets in 2006 as well as increased net operating income from Established Communities and newly developed communities.
Net operating income (“NOI”) is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses, including property taxes.
NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. NOI excludes a number of income and expense categories as detailed in the reconciliation below. A calculation of NOI for three months ended March 31, 2006 and 2005, respectively, along with a reconciliation to net income for each period, is as follows (dollars in thousands):

	For the three months ended
	3-31-06	3-31-05
Net income	$114,077	$69,610
Corporate-level property management and other indirect operating expenses	8,631	7,129
Corporate-level other income	(1,196)	(548)
Investments and investment management	1,471	992
Interest expense, net	28,664	32,118
General and administrative expense	6,283	7,159
Equity in income of unconsolidated entities	(227)	(6,583)
Minority interest in consolidated partnerships	132	513
Depreciation expense	39,619	38,874
Gain on sale of real estate assets	(78,585)	(37,613)
Income from discontinued operations	(1,770)	(4,605)

Net operating income	$117,099	$107,046

The NOI increase of $10,053,000 during the three months ended March 31, 2006, as compared to the prior year period, consists of changes in the following categories (dollars in thousands):

03-31-2006
Established Communities	$6,625

Other Stabilized Communities	1,892

Development and Redevelopment Communities	1,536

Total	$10,053

The NOI increase in Established Communities was largely due to continued improvement in apartment market fundamentals. During the three months ended March 31, 2006, we focused on rental rate growth, while maintaining occupancy of at least 95% in the majority of our regions. We expect to continue to seek increases in rental rates by increasing market rents and through reduced concessions. We will continue to aggressively manage operating expenses, but operating expenses may be negatively impacted by increasing utility, property tax and insurance costs. We anticipate continued growth in NOI for the remainder of 2006 as compared to 2005, resulting in overall NOI growth for the full year 2006 consistent with the anticipated range previously provided in our earnings release dated January 24, 2006. However, we expect seasonal fluctuations in NOI growth between periods.
Rental and other income increased in the three months ended March 31, 2006 due to increased rental rates and occupancy for our Established Communities, coupled with additional rental income generated from newly developed communities.
Overall Portfolio – The weighted average number of occupied apartment homes increased to 36,121 apartment homes for the three months ended March 31, 2006 as compared to 34,484 apartment homes for the three months ended March 31, 2005. This increase is primarily the result of increased homes available from newly developed communities and an increase in the overall occupancy rate. The weighted average monthly revenue per occupied apartment home increased to $1,591 in the three months ended March 31, 2006 from $1,527 in the same period of 2005.
Established Communities – Rental revenue increased $7,793,000, or 6.1%, in the three months ended March 31, 2006 as compared to the same period of 2005. This increase is due to both increased rental rates and increased economic occupancy as compared to the same period of 2005. For the three months ended March 31, 2006, the weighted average monthly revenue per occupied apartment home increased 5.0% to $1,590 compared to $1,515 for the same period in 2005, primarily due to increased market rents. The average economic occupancy increased from 95.3% during the three months ended March 31, 2005 to 96.4% in the three months ended March 31, 2006. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
We experienced increases in Established Communities’ rental revenue in all six of our regions in the three months ended March 31, 2006 as compared to 2005. The largest increases in rental revenue were in the Mid-Atlantic, the Pacific Northwest and Northern California, with increases of 8.4%, 7.8% and 6.8%, respectively, between years. The Northern California and Northeast regions comprise the majority of our Established Community revenue, and therefore are discussed in more detail below.
Northern California, which accounted for approximately 26.2% of Established Community rental revenue during the three months ended March 31, 2006, experienced an increase in rental revenue of 6.8% in the three months ended March 31, 2006 as compared to the same period of 2005. Average rental rates increased by 5.2% to $1,502 in the three months ended March 31, 2006 and economic occupancy increased 1.6% to 97.1% for the three months ended March 31, 2006. We expect Northern California to see continued improvement in apartment fundamentals, translating into accelerated revenue growth in this region for the remainder of 2006.
The Northeast region, which accounted for approximately 36.7% of Established Community rental revenue during the three months ended March 31, 2006, experienced an increase in rental revenue of 4.4% in the three months ended March 31, 2006 as compared to the same period of 2005. Average rental rates increased by 4.0% to $1,987 during the three months ended March 31, 2006 and economic occupancy increased 0.4% to 96.1% for the three months ended March 31, 2006. We expect continued rental revenue growth in the Northeast during the remainder of 2006, with Northern New Jersey leading the region and Boston, Massachusetts lagging the region in revenue growth.
In accordance with GAAP, cash concessions are amortized as an offset to rental revenue over the approximate lease term, which is generally one year. As a supplemental measure, we also present rental revenue with concessions stated on a cash basis to help investors evaluate the impact of both current and historical concessions on GAAP-based rental revenue and to more readily enable comparisons to revenue as reported by other companies. Rental revenue with concessions stated on a cash basis also allows investors to understand historical trends in cash concessions, as well as current rental market conditions.

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	For the three months ended
	3-31-06	3-31-05
Rental revenue (GAAP basis)	$135,412	$127,619
Concessions amortized	4,015	5,489
Concessions granted	(1,776)	(3,907)

Rental revenue adjusted to state concessions on a cash basis	$137,651	$129,201

Year-over-year % change — GAAP revenue	6.1%	n/a

Year-over-year % change — cash concession based revenue	6.5%	n/a
Management, development and other fees increased in the three months ended March 31, 2006 as compared to the same period of 2005 due to increased asset management, property management and redevelopment fees earned from the Fund, which was formed in March 2005.
Direct property operating expenses, excluding property taxes for all communities increased in the three months ended March 31, 2006 as compared to the same period of 2005, primarily due to the addition of recently developed apartment homes.
For Established Communities, direct property operating expenses, excluding property taxes, increased $616,000, or 2.2%, to $28,626,000 in the three months ended March 31, 2006 due primarily to increases in utility, redecorating and maintenance costs, partially offset by decreases in marketing and bad debt expenses. We expect to see continued pressure on utilities and insurance costs during the remainder of 2006.
Property taxes increased in the three months ended March 31, 2006 as compared to the same period of 2005 due to overall higher assessments and the addition of newly developed and redeveloped apartment homes, and are impacted by the size and timing of successful tax appeals in both years.
For Established Communities, property taxes increased by $561,000 in the three months ended March 31, 2006 as compared to the same period of 2005, due to overall higher assessments throughout all regions, and are impacted by the size and timing of successful tax appeals in both years. We manage property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate. However, property taxes may fluctuate due to the timing and size of successful tax appeals. We expect property taxes to continue to increase during the remainder of 2006 as compared to 2005 as local jurisdictions are expected to continue to seek additional revenue sources to offset budget deficits. Property tax escalations are mitigated for our communities in California, where increases in property taxes are limited by Proposition 13.
Corporate-level property management and other indirect operating expenses increased in the three months ended March 31, 2006 as compared to the same period of 2005 due to increased compensation costs, as well as increased costs relating to corporate initiatives focused on increasing efficiency and enhancing controls at our operating communities.
Investments and investment management reflects the costs incurred related to investment acquisitions, investment management and abandoned pursuit costs, which include costs incurred on development pursuits not yet considered probable for development, as well as the abandonment or impairment of development pursuits, acquisition pursuits and disposition pursuits. Investments and investment management increased for the three months ended March 31, 2006 as compared to the same period in 2005 due primarily to increased compensation costs and increased staffing related to Fund redevelopment activity, coupled with an increase in abandoned pursuit costs. Abandoned pursuit costs were $322,000 and $219,000 for the three months ended March 31, 2006 and 2005 respectively. Abandoned pursuit costs can be volatile, and the costs incurred in any given period may be widely different in future years.
Interest expense, net decreased in the three months ended March 31, 2006 as compared to the same periods of the prior year primarily due to higher levels of capitalized interest in connection with our increased development activity and land held for development, coupled with lower average outstanding balances on our unsecured credit facility. These decreases in interest expense, net are partially offset by higher interest rates on variable rate debt in the three months ended March 31, 2006 and the timing of the repayment and reissuance of unsecured debt in the three months ended March 31, 2005. In addition, interest expense, net during the three months ended March 31, 2006 includes interest income earned on an escrow funded from a disposition in the third quarter of 2005 to perform a tax-deferred exchange. We expect interest expense, net to continue to decrease during the remainder of 2006 as compared to 2005.
Depreciation expense increased in the three months ended March 31, 2006 as compared to the same period of 2005, primarily due to the completion of development and redevelopment activities.
General and administrative expense (“G&A”) decreased in the three months ended March 31, 2006 as compared to the same period of 2005 as a result of separation costs of approximately $2,100,000 recognized in the three months ended March 31, 2005 due to the departure of a senior executive. This decrease is partially offset by higher compensation costs in the three months ended March 31, 2006. We expect G&A for the remainder of 2006 to remain consistent with the levels experienced during the three months ended March 31, 2006.
Gain on sale of land represents the gain on sale of a land parcel located in the Northern New Jersey area. There were no land sales during the three months ended March 31, 2005.
Equity in income of unconsolidated entities decreased in the three months ended March 31, 2006 as compared to the same period of 2005 primarily due to the gain recognized in 2005 in the amount of $6,252,000 related to the sale of our investment in Rent.com to eBay.
Minority interest in consolidated partnerships decreased in the three months ended March 31, 2006 as compared to the same period of 2005 due to the conversion of units of limited partnership interest in both periods, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.
Income from discontinued operations represents the net income generated by communities sold during the period from January 1, 2005 through March 31, 2006 or considered held for sale as of March 31, 2006. See Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale” of our Condensed Consolidated Financial Statements. The decrease in the three months ended March 31, 2006 as compared to the same period of 2005 is due to the sale of two communities in 2006 and seven communities and one office building in 2005, eliminating the income generated from these assets upon disposition.
Gain on sale of communities increased in the three months ended March 31, 2006 as compared to the same period of 2005 due to the volume and size of dispositions in each period. The amount of gain realized depends on many factors, including the number of communities sold, the size and carrying value of those communities and local market conditions.
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
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended
	3-31-06	3-31-05
Net income	$114,077	$69,610
Dividends attributable to preferred stock	(2,175)	(2,175)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	40,262	40,950
Minority interest expense, including discontinued operations	99	477
Gain on sale of operating communities	(65,419)	(37,613)

Funds from operations attributable to common stockholders	$86,844	$71,249

Weighted average common shares outstanding — diluted	75,290,124	74,258,296
EPS per common share — diluted	$1.49	$0.92

FFO per common share — diluted	$1.15	$0.96

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

Net cash provided by operating activities	$73,912	$67,827

Net cash provided by investing activities	$85,133	$27,325

Net cash used in financing activities	$(109,282)	$(93,207)

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
Cash and cash equivalents totaled $55,901,000 at March 31, 2006, an increase of $49,763,000 from $6,138,000 on December 31, 2005. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities – Net cash provided by operating activities increased to $73,912,000 in the three months ended March 31, 2006 from $67,827,000 in the three months ended March 31, 2005, primarily due to additional NOI from our Established Community operations, as well as NOI from recently developed communities, partially offset by the loss of NOI from the two communities sold since January 1, 2006, as discussed earlier in this report.
Investing Activities – Net cash provided by investing activities of $85,133,000 in the three months ended March 31, 2006 related to proceeds from asset dispositions, including reimbursement for the transfer of ownership of a community to a joint venture entity, partially offset by investments in assets through development and redevelopment of apartment communities. During the three months ended March 31, 2006, we invested $118,950,000 in the purchase and development of real estate and capital expenditures:
•	We began the development of two new communities. These two communities, if developed as expected, will contain a total of 956 apartment homes, and the total capitalized cost, including land acquisition costs, is projected to be approximately $268,500,000. We completed the development of one community containing 139 apartment homes for a total capitalized cost, including land acquisition cost, of $25,300,000.

•	We began the redevelopment of two communities. These two communities contain an aggregate of 1,173 apartment homes and, if redeveloped as expected, will be completed for a total redevelopment capitalized cost of $18,700,000, excluding costs incurred prior to redevelopment.

•	We had capital expenditures relating to current communities’ real estate assets of $1,909,000 and non-real estate capital expenditures of $188,000.

Financing Activities – Net cash used in financing activities totaled $109,282,000 for the three months ended March 31, 2006, consisting primarily of dividends paid and repayment of borrowings under our unsecured credit facility, partially offset by the issuance of common stock for option exercises. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” of our Condensed Consolidated Financial Statements, for additional information.
Variable Rate Unsecured Credit Facility
We have a $500,000,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks and Bank of America, serving as bank and administrative agent. Under the terms of the credit facility, we may elect to increase the facility by up to an additional $150,000,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.55% per annum. The stated spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of our long-term unsecured debt. In addition, a competitive bid option is available for borrowings of up to $250,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. We had no outstanding balance under this competitive bid option at April 28, 2006. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The credit facility matures in May 2008, assuming our exercise of a one-year renewal option. At April 28, 2006, no balance was outstanding, $38,365,000 was used to provide letters of credit and $461,635,000 was available for borrowing under the unsecured credit facility.
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
We currently have an effective shelf registration statement on file with the Securities and Exchange Commission. In March 2006, we increased the amount of registered debt and equity under this registration statement to $750,000,000.

The table below details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at March 31, 2006 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-05	3-31-06		2006	2007	2008	2009	2010	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$16,586	$16,442		$452	$634	$676	$719	$766	$13,195
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	16,465	16,348		368	518	555	595	635	13,677
Avalon at Lexington	6.55%	Feb-2025	12,834	12,744		308	391	415	441	469	10,720
Avalon at Nob Hill	5.80%	Jun-2025	18,494	18,402	(2)	—	—	—	—	—	18,402
Avalon Campbell	6.48%	Jun-2025	33,614	33,410	(2)	—	—	—	—	—	33,410
Avalon Pacifica	6.48%	Jun-2025	15,247	15,155	(2)	—	—	—	—	—	15,155
Avalon Knoll	6.95%	Jun-2026	12,239	12,170		213	302	324	347	371	10,613
Avalon Landing	6.85%	Jun-2026	6,044	6,010		107	152	162	173	185	5,231
Avalon Fields	7.55%	May-2027	10,705	10,651		167	239	256	275	295	9,419
Avalon West	7.73%	Dec-2036	8,259	8,239		68	85	91	98	105	7,792
Avalon Oaks	7.45%	Jul-2041	17,324	17,295		101	128	138	147	158	16,623
Avalon Oaks West	7.48%	Apr-2043	17,145	17,119		92	117	125	134	143	16,508

			194,736	193,765		1,876	2,566	2,742	2,929	3,127	180,525
Variable rate (3)
The Promenade	5.08%	Oct-2010	32,100	32,100		604	652	701	755	29,388	—
Waterford	3.64%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	3.64%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Foxchase I	3.64%	Nov-2017	16,800	16,800	(4)	—	—	—	—	—	16,800
Avalon at Foxchase II	3.64%	Nov-2017	9,600	9,600	(4)	—	—	—	—	—	9,600
Avalon at Mission Viejo	4.20%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	3.21%	Jun-2025	2,306	2,398	(2)	—	—	—	—	—	2,398
Avalon Campbell	3.21%	Jun-2025	5,186	5,390	(2)	—	—	—	—	—	5,390
Avalon Pacifica	3.21%	Jun-2025	2,353	2,445	(2)	—	—	—	—	—	2,445
Avalon at Fairway Hills I	4.15%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			138,880	139,268		604	652	701	755	29,388	107,168
Conventional loans (5)
Fixed rate
$150 Million unsecured notes	6.93%	Jul-2006	150,000	150,000		150,000	—	—	—	—	—
$150 Million unsecured notes	5.18%	Aug-2007	150,000	150,000		—	150,000	—	—	—	—
$110 Million unsecured notes	7.13%	Dec-2007	110,000	110,000		—	110,000	—	—	—	—
$50 Million unsecured notes	6.63%	Jan-2008	50,000	50,000		—	—	50,000	—	—	—
$146 Million unsecured notes	8.37%	Jul-2008	150,000	146,000		—	—	146,000	—	—	—
$150 Million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	—	—	150,000	—	—
$200 Million unsecured notes	7.67%	Dec-2010	200,000	200,000		—	—	—	—	200,000	—
$300 Million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 Million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 Million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	—	100,000
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
Wheaton Development Right	6.99%	Oct-2008	4,589	4,570		56	82	4,432	—	—	—
4600 Eisenhower Avenue	8.08%	Apr-2009	4,504	4,478		83	110	119	4,166	—	—
Twinbrook Development Right	7.25%	Oct-2011	8,379	8,335		114	182	194	211	227	7,407
Avalon at Tysons West	5.55%	Jul-2028	6,681	6,644		109	155	162	173	183	5,862
Avalon Orchards	7.65%	Jul-2033	20,136	20,074		213	272	292	313	335	18,649

			1,854,289	1,850,101		150,575	260,801	201,199	154,863	200,745	881,918
Variable rate (3)
Avalon Del Rey	5.89%	Sep-2007	32,547	37,697		—	37,697	—	—	—	—
Avalon Ledges	6.23%	May-2009	19,290	19,045	(4)	570	651	688	17,136	—	—
Avalon at Flanders Hill	6.23%	May-2009	21,935	21,710	(4)	649	742	784	19,535	—	—
Avalon at Newton Highlands	6.17%	May-2009	38,905	38,600	(4)	1,167	1,329	1,397	34,707	—	—

			112,677	117,052		2,386	40,419	2,869	71,378	—	—

Total indebtedness — excluding unsecured credit facility			$2,300,582	$2,300,186		$155,441	$304,438	$207,511	$229,925	$233,260	$1,169,611

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at March 31, 2006 and December 31, 2005 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of March 31, 2006.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Balances outstanding do not include $802 and $818 of debt discount as of March 31, 2006 and December 31, 2005, respectively, reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

Future Financing and Capital Needs – Portfolio and Other Activity
As of March 31, 2006, we had 16 communities under construction, for which a total estimated cost of $770,410,000 remained to be invested. In addition, we had four communities in redevelopment, for which a total estimated cost of $16,943,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
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
We have invested in the Fund, a private, discretionary investment vehicle that acquires and operates apartment communities in our markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the exclusive vehicle through which we will invest in the acquisition of apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund, if any. The Fund will not restrict our development activities, and will terminate after a term of eight years, subject to two one-year extensions. The Fund has nine institutional investors, including us, with combined capital commitments of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that will qualify as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $11,600,000 has been invested as of April 28, 2006) representing a 15.2% combined general partner and limited partner equity interest. Under the Fund documents, the Fund has the ability to employ leverage through debt financings up to 65% on a portfolio basis, which, if achieved, would enable the Fund to invest up to $940,000,000.
From time to time we use joint ventures to hold or develop individual real estate assets. We generally employ joint ventures primarily to mitigate asset concentration or market risk and secondarily as a source of liquidity. We may also use joint ventures related to mixed-use land development opportunities where our partners bring development and operational expertise to the venture. Each joint venture or partnership agreement has been and will continue to be individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. However, we cannot assure you that we will achieve our objectives through joint ventures.
In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, we sold three communities with net proceeds in the aggregate of approximately $179,000,000 from January 1, 2006 through April 28, 2006 and as of April 28, 2006 we have one community classified as held for sale under GAAP. We are actively pursuing the disposition of this community and expect to close on this disposition within the next twelve months. We cannot assure you this community will be sold as planned, or that assets can continue to be sold on terms that we consider satisfactory or that market conditions will continue to make the sale of assets an appealing strategy. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses, NOI and FFO. However, the absence of future cash flows from communities sold or currently held for sale will have a minimal impact on our ability to fund future liquidity and capital resource needs.
Off Balance Sheet Arrangements
We own interests in unconsolidated real estate entities, with ownership interests up to 50%. Four of these unconsolidated real estate entities, Avalon Terrace, LLC, CVP I, LLC, MVP I, LLC and the Fund, have debt outstanding as of March 31, 2006 as follows. Additional discussion of these entities can be found in Note 6, “Investments in Unconsolidated Entities,” of our Condensed Consolidated Financial Statements located elsewhere in this report.
•	Avalon Terrace, LLC – Avalon Terrace, LLC has $37,200,000 of fixed rate debt which matures in November 2010 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. We have not guaranteed the debt on Avalon Terrace, LLC, nor do we have any obligation to fund this debt should the unconsolidated real estate entity be unable to do so.

•	CVP I, LLC – CVP I, LLC has outstanding bonds in the amount of $117,000,000 which mature in February 2009, assuming exercise of two one-year renewal options, and are payable by the unconsolidated real estate entity. In connection with the general contractor services that we provided to CVP I, LLC, the entity that owns and developed Avalon Chrystie Place I, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the bond financing. Our obligations under this guarantee will terminate once all of the lender’s standard completion requirements have been satisfied. We currently expect this to occur in 2006.

•	MVP I, LLC – MVP I, LLC has a construction loan in the amount of $94,400,000 (of which $44,405,000 is outstanding as of March 31, 2006), which matures in September 2010, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. In connection with the general contractor services that we provide to MVP I, LLC, the entity that owns and is developing Avalon Mission Bay North II, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Our obligations under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied. We currently expect this to occur in 2007.

•	The Fund – The Fund has seven mortgage loans with amounts outstanding in the aggregate of $124,569,000. These mortgage loans have varying maturity dates, ranging from October 2011 to February 2028 (but can be prepaid after February 2008 without penalty). These mortgage loans are secured by the underlying real estate. In addition, the Fund has a credit facility with $91,600,000 outstanding as of March 31, 2006, which matures in January 2008. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $1,700,000 as of March 31, 2006). As of March 31, 2006, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under a liquidation scenario. In addition, the estimated fair value of this guarantee is not significant, and we have therefore not recorded the fair value of this guarantee as of March 31, 2006.

•	PHVP I, LLC – In connection with the pursuit of a Development Right in Pleasant Hill, California, $125,000,000 in bond financing was issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the possible future construction of a multifamily rental community by PHVP I, LLC. The bond proceeds were immediately invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This Development Right is planned as a mixed-use development, with residential, for-sale, retail and office components. The bond proceeds will remain in the GIC until at least June 1, 2007, but no later than December 5, 2007, at which time a loan will be made to PHVP I, LLC to fund construction of the multifamily portion of the development, or the bonds will be redeemed by the Agency. Although we do not have any equity or economic interest in PHVP I, LLC at this time, we do have an option to make a capital contribution to PHVP I, LLC in exchange for a 99% general partner interest in the entity. Should we decide not to exercise this option, the bonds will be redeemed, and a loan will not be made to PHVP I, LLC. The bonds are payable from the proceeds of the GIC and are non-recourse to both PHVP I, LLC and to us. There is no loan payable outstanding by PHVP I, LLC as of March 31, 2006.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the three months ended March 31, 2006.
Development Communities
As of March 31, 2006, we had 16 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 4,879 apartment homes to our portfolio for a total projected capitalized cost, including land acquisition costs and portions owned by joint venture partners, of approximately $1,268,400,000, and expect this amount to exceed $1,500,000,000 in 2006. You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2005 for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Del Rey(4)
	Los Angeles, CA	309	$70.0	Q2 2004	Q1 2006	Q3 2006	Q1 2007
2.	Avalon Camarillo
	Camarillo, CA	249	47.2	Q2 2004	Q1 2006	Q2 2006	Q4 2006
3.	Avalon Wilshire
	Los Angeles, CA	123	46.6	Q1 2005	Q4 2006	Q1 2007	Q3 2007
4.	Avalon at Mission Bay North II(5)
	San Francisco, CA	313	118.0	Q1 2005	Q4 2006	Q2 2007	Q4 2007
5.	Avalon Pines II
	Coram, NY	152	26.6	Q2 2005	Q1 2006	Q3 2006	Q1 2007
6.	Avalon Chestnut Hill
	Chestnut Hill, MA	204	60.6	Q2 2005	Q4 2006	Q1 2007	Q3 2007
7.	Avalon at Decoverly II
	Rockville, MD	196	30.5	Q3 2005	Q3 2006	Q2 2007	Q4 2007
8.	Avalon Lyndhurst
	Lyndhurst, NJ	328	78.8	Q3 2005	Q4 2006	Q2 2007	Q4 2007
9.	Avalon Shrewsbury
	Shrewsbury, MA	251	36.1	Q3 2005	Q4 2006	Q2 2007	Q4 2007
10.	Avalon Riverview North
	New York, NY	602	175.6	Q3 2005	Q3 2007	Q3 2008	Q1 2009
11.	Avalon Chrystie Place II
	New York, NY	206	100.8	Q4 2005	Q1 2007	Q3 2007	Q1 2008
12.	Avalon at Glen Cove North
	Glen Cove, NY	111	42.4	Q4 2005	Q2 2007	Q3 2007	Q1 2008
13.	Avalon Danvers
	Danvers, MA	433	84.8	Q4 2005	Q1 2007	Q2 2008	Q4 2008
14.	Avalon Woburn
	Woburn, MA	446	81.9	Q4 2005	Q1 2007	Q1 2008	Q3 2008
15.	Avalon on the Sound II
	New Rochelle, NY	588	184.2	Q1 2006	Q3 2007	Q3 2008	Q1 2009
16.	Avalon Meydenbauer
	Bellevue, WA	368	84.3	Q1 2006	Q4 2007	Q3 2008	Q1 2009

	Total	4,879	$1,268.4

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is currently owned by one of our wholly-owned subsidiaries, is financed, in part, by a construction loan, and is subject to a joint venture agreement that allows for a 70% joint venture partner to be admitted upon construction completion.

(5)	This community is being developed under a joint venture structure. We hold a 25% equity interest in this joint venture and we anticipate that approximately 80% of the total capitalized cost will be financed through a construction loan. Our portion of the total capitalized cost of this joint venture is projected to be $29,500,000 including community-based debt.

Redevelopment Communities
As of March 31, 2006, we had four communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be approximately $29,100,000, excluding costs prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing our redevelopment activity related to Fund-owned communities, as well as communities in our current operating portfolio. You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2005 for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
1.	Avalon at Fairway Hills III Columbia, MD	336	$23.3	$29.5	Q4 2004	Q2 2006	Q3 2006
2.	200 Arlington Place Arlington Heights, IL	409	50.2	57.1	Q1 2006	Q2 2007	Q4 2007
3.	Avalon Walk I and II Hamden, CT	764	59.4	71.2	Q1 2006	Q4 2007	Q2 2008
4.	Avalon Columbia (3) Columbia, MD	170	25.5	29.7	Q2 2005	Q2 2006	Q4 2006

	Total	1,679	$158.4	$187.5

(1)	Total capitalized cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	This community was acquired in 2004 by the Fund, which we wholly-owned until the admission of outside investors in 2005, reducing our ownership in this community and the Fund to 15.2%.

Development Rights
As of March 31, 2006, we are evaluating the future development of 48 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We prefer to hold Development Rights through options to acquire land, although for 18 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 12,117 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At March 31, 2006, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $27,353,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $185,204,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2006.
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
You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2005 for a discussion of the risks associated with Development Rights we are currently pursuing.

The table below presents a summary of the 48 Development Rights we are currently pursuing:

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions) (1)
1.	Dublin, CA Phase I	(2)	305	$86
2.	Lexington, MA		387	86
3.	New York, NY Phase III	(2)	96	56
4.	Encino, CA	(2)	131	51
5.	Canoga Park, CA	(2)	210	47
6.	Acton, MA		380	71
7.	Hingham, MA		235	44
8.	White Plains, NY		393	146
9.	New York, NY		299	121
10.	Norwalk, CT		314	63
11.	Wilton, CT	(2)	100	24
12.	Quincy, MA	(2)	146	24
13.	Northborough, MA		350	60
14.	Tinton Falls, NJ		216	41
15.	Oyster Bay, NY		273	69
16.	Sharon, MA		156	26
17.	Plymouth, MA Phase II		81	17
18.	Cohasset, MA	(2)	200	38
19.	Kirkland, WA Phase II	(2)	173	48
20.	Milford, CT	(2)	284	45
21.	Greenburgh, NY Phase II		444	112
22.	Irvine, CA		280	76
23.	Shelton, CT II		171	34
24.	Andover, MA	(2)	115	21
25.	Brooklyn, NY		397	186
26.	West Haven, CT		170	23
27.	Union City, CA Phase I	(2)(3)	272	74
28.	Union City, CA Phase II	(2)(3)	166	46
29.	Hackensack, NJ		210	47
30.	West Long Branch, NJ	(4)	216	36
31.	Plainview, NY		220	47
32.	Gaithersburg, MD		254	41
33.	Highland Park, NJ		285	67
34.	Pleasant Hill, CA	(4)	449	153
35.	Saddle Brook, NJ		300	55
36.	Shelton, CT		302	49
37.	Wanaque, NJ		200	33
38.	Wheaton, MD	(2)(3)	320	56
39.	Dublin, CA Phase II		200	52
40.	Dublin, CA Phase III		205	53
41.	San Francisco, CA		152	40
42.	Camarillo, CA		376	55
43.	Stratford, CT	(2)	146	23
44.	Alexandria, VA	(2)(3)	282	56
45.	Yaphank, NY	(2)	344	57
46.	Tysons Corner, VA	(2)(3)	439	101
47.	Camarillo, CA II		233	57
48.	Rockville, MD	(2)(3)	240	46

	Total		12,117	$2,859

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

(3)	Represents improved land, four of which are encumbered with debt. The improved land consists of occupied office buildings and industrial space. NOI from incidental operations from the current improvements will be recorded as a reduction in cost basis as described in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

(4)	This community will be subject to a joint venture ownership structure.

Insurance and Risk of Uninsured Losses
We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2005 for a discussion of the risks associated with an uninsured property or liability loss.
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
Our annual general liability policy and workman’s compensation coverage was renewed on August 1, 2005 and the insurance coverage provided for in these renewal policies did not materially change from the preceding year. We are actively pursuing our renewal on August 1, 2006 and expect a favorable renewal environment for this portion of our insurance coverage.
We have a layered property insurance program, with total coverage per occurrence of $200,000,000. The renewal date for the first $15,000,000 layer of the property insurance policy is May 1, 2006. We’ve substantially completed negotiations for this renewal and expect significant rate increases as compared to 2005. However, these anticipated increases are consistent with, and incorporated in, anticipated ranges of overall operating expense growth previously provided in our earnings release dated January 24, 2006. The remaining layers up to $200,000,000 will be renewed on December 1, 2006. We are expecting a difficult renewal environment for these upper layers and currently cannot estimate the increase in rates that may occur effective December 1, 2006. We are considering an early renewal of these layers to mitigate the risk of cost escalation.
Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. In December 2005, Congress passed the Terrorism Risk Insurance Extension Act (“TRIEA”) which is designed to make terrorism insurance available. In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $200,000,000. Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIEA, such as domestic-based terrorism. This insurance, often referred to as “non-

certified” terrorism insurance, is subject to deductibles, limits and exclusions. Our general liability policy provides TRIEA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities. TRIEA is scheduled to expire on December 31, 2007. It is uncertain if Congress will extend this act and continue to provide federal support for terrorism insurance. If Congress does not extend TRIEA, the cost and availability of terrorism insurance may be in question.
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
We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors, which we describe in Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2005, may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements.
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

Part I. FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2005.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

None.
Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently involved in litigation alleging that 100 communities owned by us violate the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit, Equal Rights Center v. AvalonBay Communities, Inc. was filed on September 23, 2005 in the federal district court in Maryland. The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief (such as modification of existing assets), an award of attorneys’ fees, expenses and costs of suit. The Company has filed a motion to dismiss all or parts of the suit, which has not been ruled on yet by the court. Due to the preliminary nature of the litigation, we cannot predict or determine the outcome of this lawsuit, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision. In connection with our sale of three properties that are named in the suit, we have agreed with the buyer of each property that we will pay for the cost of any physical alterations or modifications required to be made to the property pursuant to a final court order in the suit or a settlement thereunder, and we may make similar agreements with regard to other properties that we sell during the pendency of the litigation.

We are currently involved in a lawsuit regarding the handling of security deposits in California. The lawsuit, Julie E. Ko v. AvalonBay Communities, Inc. and Does 1 through 100, was filed on June 6, 2003, in California’s Los Angeles Superior Court. The suit purports to be brought on behalf of all of the Company’s former California residents who, during a four-year period, paid a security deposit to the Company for the rental of residential property in California and allegedly had a portion of the deposit withheld by the Company in excess of the damages actually sustained by the Company. We have agreed with the plaintiff on the terms of a settlement with the purported class. The settlement terms have been approved by the court. The Company has accrued for the costs it expects to incur in connection with the settlement, although there can be no assurance that the final settlement cost (which depends on the number of claims properly submitted) will not exceed the Company’s estimate.

We are involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company related to a community that has since completed development. A non-jury trial in the Supreme Court of the State of New York, County of Westchester, ended in April 2004, and in May 2004, the court issued a ruling, finding that (i) York Hunter breached the Construction Management Agreement between it and the Company in consequential damages, and (ii) National Union, having failed to exercise its various rights to perform and complete, is liable to the Company for consequential damages. The court issued a ruling dated October 6, 2004, awarding the Company approximately $1,250,000 plus interest. The Company has filed an appeal to seek an increase in the damage award.

We are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business and, while no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate will have a material adverse effect on the Company.

Item 1a.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors which could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 in Part I, “Item 1a. Risk Factors.” The risks described in our Annual Report on Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors since December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, AvalonBay issued 301,298 shares of common stock in exchange for 301,298 units of limited partnership held by certain limited partners of Avalon Grosvenor L.P., Avalon DownREIT V, L.P., Bay Countrybrook, L.P. and Upper Falls L.P. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. AvalonBay is relying on the exemption based on factual representations received from the limited partners who received these shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description
3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed on March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed on March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

Exhibit No.		Description
4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004).

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer.) (Furnished herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AVALONBAY COMMUNITIES, INC.

Date: May 9, 2006	/s/ Bryce Blair

Bryce Blair
Chief Executive Officer

Date: May 9, 2006	/s/ Thomas J. Sargeant

Thomas J. Sargeant
Chief Financial Officer