Form 10-Q
period 2006-06-30
AVALONBAY COMMUNITIES INC
filed 2006-08-09
CIK 915912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
74,430,871 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2006

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX
PART I — FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and
	December 31, 2005	1

	Condensed Consolidated Statements of Operations and Other Comprehensive Income
	(unaudited) for the three and six months ended June 30, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six
	months ended June 30, 2006 and 2005	3-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	23-48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1a.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Submission of Matters to a Vote of Security Holders	51

Item 5.	Other Information	52

Item 6.	Exhibits	53-54

SIGNATURES		55

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6-30-06	12-31-05
	(unaudited)
ASSETS
Real estate:
Land	$895,105	$882,874
Buildings and improvements	4,346,979	4,288,168
Furniture, fixtures and equipment	136,051	133,192

	5,378,135	5,304,234
Less accumulated depreciation	(1,018,627)	(938,297)

Net operating real estate	4,359,508	4,365,937
Construction in progress, including land	486,925	317,823
Land held for development	208,810	179,739
Operating real estate assets held for sale, net	—	82,289

Total real estate, net	5,055,243	4,945,788

Cash and cash equivalents	12,780	6,106
Cash in escrow	30,569	48,266
Resident security deposits	27,317	26,290
Investments in unconsolidated real estate entities	50,671	41,942
Deferred financing costs, net	16,465	17,976
Deferred development costs	30,625	31,467
Prepaid expenses and other assets	48,770	47,225

Total assets	$5,272,440	$5,165,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes	$1,805,214	$1,809,182
Variable rate unsecured credit facility	6,000	66,800
Mortgage notes payable	528,837	490,582
Dividends payable	60,220	54,476
Payables for construction	44,474	28,203
Accrued expenses and other liabilities	108,720	82,564
Accrued interest payable	34,482	34,649
Resident security deposits	37,962	35,640
Liabilities related to real estate assets held for sale	—	1,837

Total liabilities	2,625,909	2,603,933

Minority interest of unitholders in consolidated partnerships	5,483	19,464

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both June 30, 2006 and December 31, 2005; 4,000,000 shares issued and outstanding at both June 30, 2006 and December 31, 2005	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both June 30, 2006 and December 31, 2005; 74,415,977 and 73,663,048 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	744	737
Additional paid-in capital	2,465,362	2,429,568
Accumulated earnings less dividends	178,187	115,788
Accumulated other comprehensive loss	(3,285)	(4,470)

Total stockholders’ equity	2,641,048	2,541,663

Total liabilities and stockholders’ equity	$5,272,440	$5,165,060

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6-30-06	6-30-05	6-30-06	6-30-05
Revenue:
Rental and other income	$179,280	$164,289	$353,232	$325,165
Management, development and other fees	1,395	1,363	2,601	1,796

Total revenue	180,675	165,652	355,833	326,961

Expenses:
Operating expenses, excluding property taxes	51,665	46,146	100,736	90,951
Property taxes	16,871	16,171	33,775	32,222
Interest expense, net	26,595	32,112	55,259	64,232
Depreciation expense	41,238	39,377	81,153	78,693
General and administrative expense	6,479	6,262	12,762	13,421

Total expenses	142,848	140,068	283,685	279,519

Equity in income of unconsolidated entities	207	178	434	6,761
Minority interest in consolidated partnerships	(128)	(337)	(260)	(851)
Gain on sale of land	—	4,617	13,166	4,617

Income from continuing operations	37,906	30,042	85,488	57,969

Discontinued operations:
Income from discontinued operations	71	4,222	1,147	8,291
Gain on sale of communities	31,992	22,647	97,411	60,261

Total discontinued operations	32,063	26,869	98,558	68,552

Net income	69,969	56,911	184,046	126,521
Dividends attributable to preferred stock	(2,175)	(2,175)	(4,350)	(4,350)

Net income available to common stockholders	$67,794	$54,736	$179,696	$122,171

Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	644	(354)	1,185	946

Comprehensive income	$68,438	$54,382	$180,881	$123,117

Dividends declared per common share	$0.78	$0.71	$1.56	$1.42

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.48	$0.38	$1.10	$0.74
Discontinued operations	0.43	0.37	1.33	0.94

Net income available to common stockholders	$0.91	$0.75	$2.43	$1.68

Earnings per common share — diluted:
Income from continuing operations
(net of dividends attributable to preferred stock)	$0.47	$0.38	$1.08	$0.73
Discontinued operations	0.43	0.36	1.31	0.92

Net income available to common stockholders	$0.90	$0.74	$2.39	$1.65

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	6-30-06	6-30-05
Cash flows from operating activities:
Net income	$184,046	$126,521
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense, including discontinued operations	81,153	81,308
Amortization of deferred financing costs and debt premium/discount	2,076	1,944
Amortization of deferred compensation	8,201	4,503
Income allocated to minority interest in consolidated partnerships including discontinued operations	260	851
Gain on sale of real estate assets	(110,577)	(64,878)
Gain on sale of technology investment	—	(6,252)
Increase in cash in operating escrows	(1,875)	(2,033)
Increase in resident security deposits, prepaid expenses and other assets	(250)	(1,845)
Increase in accrued expenses, other liabilities and accrued interest payable	21,972	4,650

Net cash provided by operating activities	185,006	144,769

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(308,325)	(187,465)
Acquisition of real estate assets, including partner equity interest	—	(57,415)
Capital expenditures — existing real estate assets	(7,701)	(7,960)
Capital expenditures — non-real estate assets	(225)	(946)
Proceeds from sale of communities and technology investment, including reimbursement for Fund and joint venture communities, net of selling costs	237,270	232,291
Increase (decrease) in payables for construction	16,271	(2,694)
Decrease in cash in construction escrows	19,572	563
Increase in investments in unconsolidated real estate entities	(8,885)	(13,074)

Net cash used in investing activities	(52,023)	(36,700)

Cash flows from financing activities:
Issuance of common stock	15,651	21,251
Dividends paid	(114,542)	(106,854)
Net borrowings (repayments) under unsecured credit facility	(60,800)	54,000
Issuance of mortgage notes payable and draws on construction loans	41,405	16,596
Repayments of mortgage notes payable	(3,150)	(39,679)
Repayment of unsecured notes	(4,000)	(50,000)
Payment of deferred financing costs	(533)	(1,304)
Redemption of units for cash by minority partners	(80)	(50)
Distributions to DownREIT partnership unitholders	(198)	(611)
Distributions to joint venture and profit-sharing partners	(62)	(67)

Net cash used in financing activities	(126,309)	(106,718)

Net increase in cash and cash equivalents	6,674	1,351

Cash and cash equivalents, beginning of period	6,106	1,526

Cash and cash equivalents, end of period	$12,780	$2,877

Cash paid during period for interest, net of amount capitalized	$52,671	$63,317

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the six months ended June 30, 2006:
•	As described in Note 4, “Stockholders’ Equity,” 122,172 shares of common stock valued at $12,368 were issued in connection with stock grants, 943 shares valued at $94 were issued through the Company’s dividend reinvestment plan and 45,267 shares valued at $3,365 were withheld to satisfy employees’ tax withholding and other liabilities, for a net value of $9,097. In addition, the Company granted 862,613 options for common stock, net of forfeitures, at a value of $9,863.

•	301,298 units of limited partnership, valued at $13,953, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $1,185 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	Common and preferred dividends declared but not paid totaled $60,220.
During the six months ended June 30, 2005:
•	163,792 shares of common stock were issued in connection with stock grants, 738 shares were issued through the Company’s dividend reinvestment plan, 45,243 shares were withheld to satisfy employees’ tax withholding and other liabilities and 3,925 shares were forfeited, for a net value of $9,076. In addition, the Company granted 720,059 options for common stock at a value of $4,600.

•	33,102 units of limited partnership, valued at $1,445, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company deconsolidated mortgage notes payable in the aggregate amount of $24,869 upon admittance of outside investors into a previously consolidated discretionary investment fund. See Note 6, “Investments in Unconsolidated Entities.”

•	The Company assumed fixed rate debt of $4,566 in connection with the acquisition of an improved land parcel.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $946 to adjust the Company’s Hedged Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $54,204.

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
At June 30, 2006, the Company owned or held a direct or indirect ownership or economic interest in 143 operating apartment communities containing 41,485 apartment homes in ten states and the District of Columbia, of which three communities containing 1,573 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 17 communities under construction that are expected to contain an aggregate of 5,419 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 49 communities that, if developed in the manner expected, will contain an estimated 11,996 apartment homes.
During the three months ended June 30, 2006:
•	The Company sold one community, Avalon Corners, located in Stamford, Connecticut. Avalon Corners contained 195 apartment homes and was sold for a sales price of $60,200. The sale of this community resulted in a gain as reported in accordance with generally accepted accounting principles (“GAAP”) of $31,992.

•	The Company completed the development of one community, Avalon Pines II, located in Coram, New York. Avalon Pines II is a garden-style community containing 152 apartment homes and was completed for a total capitalized cost of $25,100. Avalon Pines II is the second phase of a multi-phase apartment community containing an aggregate of 450 apartment homes that were completed for a total capitalized cost of $73,200.

•	The Company commenced construction of two communities, Avalon at Dublin Station I, a mid-rise community located at the BART station in Dublin, California and Avalon at Lexington Hills, a garden-style community located in Lexington, Massachusetts. These two communities are expected to contain an aggregate of 692 apartment homes when completed for a total projected capitalized cost of $172,000.

•	The Company completed the redevelopment of Avalon at Fairway Hills III, located in Columbia, Maryland. The redevelopment of Avalon at Fairway Hills III, a garden-style community containing 336 apartment homes, was completed for a total capitalized cost of $6,000, excluding costs incurred prior to the start of redevelopment.

•	The Company purchased four parcels of land for a total purchase price of $39,665. These land parcels are located in Irvine, California, Lexington, Massachusetts, Coram, New York and Hingham, Massachusetts.

•	AvalonBay Value Added Fund, L.P. (the “Fund”), the private, discretionary investment vehicle in which the Company holds an equity interest of approximately 15%, acquired one community, completed redevelopment of one community and commenced redevelopment of one community. See Note 6, “Investments in Unconsolidated Entities.”

The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s quarterly reports on Form 10-Q for subsequent quarters. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned partnerships, certain joint venture partnerships, subsidiary partnerships structured as DownREITs and any variable interest entities consolidated under FIN 46, as discussed below. All significant intercompany balances and transactions have been eliminated in consolidation.
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
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which include costs incurred on Development Rights not yet considered probable, as well as the abandonment or impairment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $1,043 and $146 for the three months ended June 30, 2006 and 2005, respectively, and $1,365 and $366 for the six months ended June 30, 2006 and 2005, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can be volatile, and the costs incurred in any given period may be widely different in future years.
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
If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company did not recognize an impairment loss on any of its operating communities during the three and six months ended June 30, 2006 or 2005.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $18,118 at June 30, 2006 and $16,074 at December 31, 2005.
Cash, Cash Equivalents and Cash in Escrow
Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrows is held at major commercial banks.
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income. For cash flow hedges where the changes in the fair value of the derivative exceed the change in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of June 30, 2006 and December 31, 2005, the Company had approximately $265,000 and $233,000, respectively, in variable rate debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities.”

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

	For the three months ended		For the six months ended
	6-30-06	6-30-05	6-30-06	6-30-05
Basic and diluted shares outstanding
Weighted average common shares — basic	74,100,800	72,786,719	73,950,147	72,640,134
Weighted average DownREIT units outstanding	152,221	477,970	194,662	487,913
Effect of dilutive securities	1,108,890	1,324,547	1,141,137	1,289,458

Weighted average common shares — diluted	75,361,911	74,589,236	75,285,946	74,417,505

Calculation of Earnings per Share — basic
Net income available to common stockholders	$67,794	$54,736	$179,696	$122,171

Weighted average common shares — basic	74,100,800	72,786,719	73,950,147	72,640,134

Earnings per common share — basic	$0.91	$0.75	$2.43	$1.68

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$67,794	$54,736	$179,696	$122,171
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	99	303	198	780

Adjusted net income available to common stockholders	$67,893	$55,039	$179,894	$122,951

Weighted average common shares — diluted	75,361,911	74,589,236	75,285,946	74,417,505

Earnings per common share — diluted	$0.90	$0.74	$2.39	$1.65

Employee options to purchase shares of common stock in the amount of 862,613 were outstanding during the three and six months ended June 30, 2006, but were not included in the computation of diluted earnings per share because in applying the treasury stock method under the provisions of SFAS 123(R), as discussed below, such options are anti-dilutive. Employee options to purchase shares of common stock of 0 and 16,267 were outstanding during the three and six months ended June 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.
Stock-Based Compensation
Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over a three-year period. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the three and six months ended June 30, 2006 is the same as the cost that would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. However, the cost related to stock-based employee compensation for stock options for the three and six months ended June 30, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. If the fair value based method had been applied to all outstanding and unvested awards in the three and six months ended June 30, 2005, net income would have been $4 and $104 lower in the three and six months ended June 30, 2005, respectively. There would not have been any impact on earnings per common share — diluted during either the three or six months ended June 30, 2005.
The Company adopted the provisions of SFAS No. 123(R), “Share Based Payment,” using the modified prospective transition method on January 1, 2006. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations. However, the adoption of SFAS No. 123(R) changed the service period for, and timing of, the recognition of compensation cost related to retirement eligibility, which will generally result in accelerated expense recognition by the Company for its stock-based compensation programs. The Company previously recorded compensation cost over the vesting period, regardless of eligibility for retirement. If the Company had recorded compensation cost based on retirement eligibility, the increase to compensation cost during the three and six months ended June 30, 2006 and 2005 would not have been material.
Legal and Other Contingencies
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
The Company is currently involved in a lawsuit regarding the handling of security deposits in California. The lawsuit alleges that the amounts withheld by the Company from security deposits at the end of tenancies exceeded the Company’s actual damages. The Company has agreed with the plaintiff on the terms of a settlement with the purported class. The settlement terms have been approved by the court, the settlement has been substantially implemented and the Company expects that the court will dismiss the case in the near future. The Company has paid or accrued for all costs it expects to incur in connection with this settlement.
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

The Company recently determined that contaminated soil from imported fill was delivered to the Avalon Lyndhurst development site, located in Lyndhurst, New Jersey, by third parties. The contaminants exceeded allowable levels for residential use under New Jersey state and local regulations, and the Company is in the process of removing the previously imported fill soil. As a result, the Company estimates that the cost to complete construction of this community, including indirect costs associated with construction delays, may increase by approximately $10,000 as compared to the original construction budget. The Company is pursuing the recovery of these additional costs through its insurance as well as the third parties involved, but no assurance can be given as to the amount or timing of reimbursements to the Company. The Company will record these incremental costs as they are incurred, and potential recoveries as they become certain or are received. Although the estimated costs to complete construction of this community exceed the original construction budget, the Company does not expect that, upon completion, there will be an impairment in value of this asset which would require a write down in the carrying value. The Company will update this assessment based on changes in circumstances or market conditions.
Discontinued Operations
The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any communities which have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s Condensed Consolidated Financial Statements in both current and prior years presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation expense, minority interest expense and interest expense, net. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for discontinued operations will not have any impact on the Company’s financial condition or results of operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are presented separately in the accompanying Condensed Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Condensed Consolidated Statements of Cash Flows.
Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus in EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” which addresses the accounting for compensated absences known as a sabbatical leave. EITF Issue No. 06-2 is effective for all fiscal years beginning after December 15, 2006. The adoption of EITF Issue No. 06-2 will not have a material effect on the Company’s financial position or results of operations.
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
2. Interest Capitalized
Capitalized interest associated with communities under development or redevelopment totaled $11,205 and $6,036 for the three months ended June 30, 2006 and 2005, respectively, and $19,569 and $11,698 for the six months ended June 30, 2006 and 2005, respectively.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of June 30, 2006 and December 31, 2005 are summarized as follows:

	6-30-06	12-31-05
Fixed rate unsecured notes (1)	$1,805,214	$1,809,182
Fixed rate mortgage notes payable — conventional and tax-exempt	236,693	239,025
Variable rate mortgage notes payable — conventional and tax-exempt	252,192	219,010

Total notes payable and unsecured notes	2,294,099	2,267,217

Variable rate secured short-term debt	39,952	32,547
Variable rate unsecured credit facility	6,000	66,800

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,340,051	$2,366,564

(1)	Balances at June 30, 2006 and December 31, 2005 are net of $786 and $818 of debt discount, respectively, related to the issuance of unsecured notes.
During the six months ended June 30, 2006, the Company issued $34,000 in variable rate mortgage debt maturing in April 2011. In the aggregate, secured notes payable mature at various dates from September 2007 through April 2043 and are secured by certain apartment communities (with a net carrying value of $740,211 as of June 30, 2006). As of June 30, 2006, the Company has guaranteed approximately $108,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.8% at June 30, 2006 and at December 31, 2005. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed on the following page), including the effect of certain financing related fees, was 6.3% at June 30, 2006 and 5.5% at December 31, 2005.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at June 30, 2006 are as follows:

				Stated
	Secured notes	Secured notes	Unsecured notes	interest rate of
Year	payments	maturities	maturities	unsecured notes
2006	$4,516	$—	$150,000	6.800%
2007	7,738	39,952	110,000	6.875%
			150,000	5.000%
2008	8,197	4,368	50,000	6.625%
			146,000	8.250%
2009	7,255	73,793	150,000	7.500%
2010	5,448	28,989	200,000	7.500%
2011	4,302	35,910	300,000	6.625%
			50,000	6.625%
2012	3,495	12,166	250,000	6.125%
2013	3,507	—	100,000	4.950%
2014	3,748	33,100	150,000	5.375%
2015	4,008	—	—	—
Thereafter	103,587	144,758	—	—

	$155,801	$373,036	$1,806,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.
The Company has a $500,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks and Bank of America, serving as bank and administrative agent. The Company had $6,000 outstanding under the facility and $39,195 in letters of credit on June 30, 2006 and $66,800 outstanding under the facility and $40,154 in letters of credit on December 31, 2005. Under the terms of the credit facility, the Company may elect to increase the facility by up to an additional $150,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.55% per annum. The stated spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of the Company’s long-term unsecured debt. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $250,000. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company does not have any amounts outstanding under this competitive bid option as of June 30, 2006. The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The credit facility matures in May 2008, assuming exercise of a one-year renewal option by the Company. The Company is currently evaluating the possibility of entering into a new expanded credit facility with lower pricing and additional capacity. However, there is no guarantee that such a credit facility will be obtained.
4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the six months ended June 30, 2006:

				Accumulated	Accumulated
			Additional	earnings	other
	Preferred	Common	paid-in	less	comprehensive	Stockholders’
	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2005	$40	$737	$2,429,568	$115,788	$(4,470)	$2,541,663

Net income	—	—	—	184,046	—	184,046
Unrealized gain on cash flow hedges	—	—	—	—	1,185	1,185
Dividends declared to common and preferred stockholders	—	—	—	(120,380)	—	(120,380)
Issuance of common stock, net of withholdings	—	7	27,593	(1,267)	—	26,333
Vesting of restricted stock grants and options	—	—	8,201	—	—	8,201

Balance at June 30, 2006	$40	$744	$2,465,362	$178,187	$(3,285)	$2,641,048

During the six months ended June 30, 2006, the Company (i) issued 373,783 shares of common stock in connection with stock options exercised, (ii) issued 301,298 shares of common stock to acquire an equal number of DownREIT limited partnership units, (iii) issued 943 shares through the Company’s dividend reinvestment plan, (iv) issued 122,172 common shares in connection with stock grants to employees of which 80% are restricted and (v) withheld 45,267 shares to satisfy employees’ tax withholding and other liabilities. In addition, the Company granted 862,613 options for common stock to employees. As required under SFAS No. 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during the six months ended June 30, 2006 are not reflected on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2006 or on the summary of changes in stockholders’ equity above, and will not be reflected until earned as compensation cost.
Dividends per common share for the six months ended June 30, 2006 and 2005 were $1.56 and $1.42 per share, respectively. In both the six months ended June 30, 2006 and 2005, average dividends for preferred shares were $1.09 per share.
5. Derivative Instruments and Hedging Activities
The Company has historically used interest rate swap and cap agreements (collectively, the “Hedged Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt. The Company has not entered into any interest rate hedge agreements or treasury locks for its conventional unsecured debt and does not hold interest rate hedge agreements for trading or other speculative purposes. As of June 30, 2006, the Hedged Derivatives fix approximately $67,000 of the Company’s tax-exempt debt at a weighted average interest rate of 6.3% through interest rate swaps. In addition, as of June 30, 2006, the Company has Hedged Derivatives on approximately $198,000 of its existing variable rate debt, which floats at a weighted average coupon interest rate of 5.1% and has been capped at a weighted average interest rate of 7.7% through interest rate caps. These Hedged Derivatives have maturity dates ranging from 2007 to 2011. All of the Company’s Hedged Derivatives are accounted for in accordance with SFAS No. 133. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.
The Company has determined that its Hedged Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording the effective portion of changes in the fair value of the Hedged Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flow. To adjust the Hedged Derivatives to their fair value, the Company recorded unrealized gains to other comprehensive income of $1,185 and $946 during the six months ended June 30, 2006 and 2005, respectively. The estimated amount, included in accumulated other comprehensive income as of June 30, 2006, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flow during this period is not material.
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

6. Investments in Unconsolidated Entities
The Company accounts for its investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46 in accordance with EITF Issue No. 04-5. As of June 30, 2006, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:
•	a general partnership interest in a partnership that owns the Avalon Run community, in which after the partnership makes certain distributions to the third-party partner, the Company will generally be entitled to receive 40% of all operating cash flow distributions and 49% of all residual cash flow following a sale;

•	a limited liability company membership interest in a limited liability company that owns the Avalon Grove community, in which after the limited liability company makes certain distributions to the third-party partner, the Company will generally be entitled to receive 50% of all distributions;

•	a 25% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in a limited liability company that owns the Avalon Bedford community;

•	a 20% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in the limited liability company that owns the Avalon Chrystie Place I community;

•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that is developing and will own the Avalon at Mission Bay North II community; and

•	a 15.2% combined general partner and indirect limited partner equity interest in the Fund, which owns the following communities: Avalon at Redondo Beach, Avalon Lakeside, Avalon Columbia, Ravenswood at the Park, Avalon at Poplar Creek, Fuller Martel, Civic Center Place, Paseo Park, Aurora at Yerba Buena and Avalon at Aberdeen Station. During the three months ended June 30, 2006, the Fund:
(i)	acquired Avalon at Aberdeen Station, located in Aberdeen, New Jersey for $57,600. Avalon at Aberdeen Station is a garden-style community containing 290 apartment homes;

(ii)	completed redevelopment of Avalon Columbia for a total capitalized cost of $4,100, excluding costs incurred prior to redevelopment. Avalon Columbia is a garden-style community containing 170 apartment homes located in Columbia, Maryland; and

(iii)	commenced redevelopment of Ravenswood at the Park for an expected total capitalized cost of $7,500, excluding costs incurred prior to redevelopment. Ravenswood at the Park is a garden-style community containing 400 apartment homes located in Redmond, Washington.
In addition, as part of the formation of the Fund, the Company has provided to one of the limited partners a guarantee. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $3,400 as of June 30, 2006). As of June 30, 2006, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under a liquidation scenario. In addition, the estimated fair value of this guarantee is not significant, and the Company has therefore not recorded the fair value of this guarantee as of June 30, 2006.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	6-30-06	12-31-05
	(unaudited)
Assets:
Real estate, net	$572,058	$449,418
Other assets	139,257	111,623

Total assets	$711,315	$561,041

Liabilities and partners’ equity:
Mortgage notes payable and credit facility	$417,541	$332,760
Other liabilities	30,514	26,745
Partners’ equity	263,260	201,536

Total liabilities and partners’ equity	$711,315	$561,041

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the six months ended
	(unaudited)		(unaudited)
	6-30-06	6-30-05	6-30-06	6-30-05
Rental income	$15,463	$8,061	$29,968	$13,815
Operating and other expenses	(6,984)	(4,825)	(13,732)	(8,194)
Interest expense, net	(4,322)	(1,387)	(8,615)	(1,942)
Depreciation expense	(3,999)	(1,804)	(7,757)	(2,917)

Net income	$158	$45	$(136)	$762

In addition, the Company is subject to the following arrangements related to entities that are not accounted for under the equity method of accounting:
•	The Company is party to an agreement whereby upon completion, a community currently under construction will be owned through a joint venture arrangement, with the Company retaining a 30% equity interest in the joint venture. This entity is currently consolidated for financial reporting purposes;

•	The Company retained a promoted residual interest in the profits of an entity that acquired the Avalon at Juanita Village community after construction of the community by the Company. Although the Company has the right to receive payments upon disposition of the community after achievement of a threshold return, the Company does not hold any equity interest in the joint venture; and

•	The Company holds an option to make a capital contribution to an entity in connection with the pursuit of a Development Right in Pleasant Hill, California. The Company currently does not have any equity or economic interest in this entity. However, due to the nature of the Company’s option to make a capital contribution, this entity is considered a variable interest entity under FIN 46(R), where the Company is the primary beneficiary. This entity does not have any operations and has minimal assets and equity, and is therefore not considered a significant variable interest entity.
In connection with the general contractor services that the Company provides or has provided to three unconsolidated real estate entities, the Company has provided construction completion guarantees to the related lenders in order to fulfill their standard financing requirements related to the construction financing. Our obligations under these guarantees will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied, which is expected to occur at dates between 2006 and 2007. Construction for each of these three unconsolidated real estate entities is either complete or proceeding on schedule and on budget, and therefore there are no payments that the Company would be required to make under these construction completion guarantees as of June 30, 2006. No liability has been recorded related to these construction completion guarantees as of June 30, 2006. In addition, the estimated fair value of each of these guarantees is not significant, and therefore the Company has not recorded the fair value of these guarantees as of June 30, 2006.
7. Discontinued Operations — Real Estate Assets Sold or Held for Sale
During the six months ended June 30, 2006, the Company sold three communities: Avalon Estates, located in the Boston, Massachusetts area, Avalon Cupertino, located in San Jose, California and Avalon Corners, located in Stamford, Connecticut. These three communities, which contained a total of 668 apartment homes, were sold for an aggregate sales price of $182,750. The sale of these three communities resulted in a gain as reported in accordance with GAAP of $97,411. The buyers of these assets intend to continue to operate these communities as rental apartments.
As of June 30, 2006, the Company did not have any communities that qualified as held for sale under the provisions of SFAS No. 144. As required under SFAS No. 144, the operations for any communities sold from January 1, 2005 through June 30, 2006 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.
The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the six months ended
	6-30-06	6-30-05	6-30-06	6-30-05
Rental income	$157	$7,277	$1,787	$15,970
Operating and other expenses	(86)	(2,230)	(640)	(5,064)
Interest expense, net	—	—	—	—
Depreciation expense	—	(825)	—	(2,615)

Income from discontinued operations	$71	$4,222	$1,147	$8,291

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $0 and $485, and other liabilities of $0 and $1,837 as of June 30, 2006 and December 31, 2005, respectively, relating to real estate assets sold or held for sale.
During the six months ended June 30, 2006, the Company also sold one parcel of land, located in the Northern New Jersey area, for a sales price of $15,000 resulting in a GAAP gain of $13,166. This land parcel was purchased in 1997 in connection with the development of The Tower at Avalon Cove, which was sold in December 2005.
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
A reconciliation of NOI to net income for the three and six months ended June 30, 2006 and 2005 is as follows:

	For the three months ended		For the six months ended
	6-30-06	6-30-05	6-30-06	6-30-05
Net income	$69,969	$56,911	$184,046	$126,521
Corporate-level property management and other indirect operating expenses	8,307	7,594	16,938	14,722
Corporate-level other income	(1,394)	(1,441)	(2,600)	(2,054)
Investments and investment management	2,398	1,171	3,869	2,164
Interest expense, net	26,595	32,112	55,259	64,232
General and administrative expense	6,479	6,262	12,762	13,421
Equity in income of unconsolidated entities	(207)	(178)	(434)	(6,761)
Minority interest in consolidated partnerships	128	337	260	851
Depreciation expense	41,238	39,377	81,153	78,693
Gain on sale of land	—	(4,617)	(13,166)	(4,617)
Gain on sale of communities	(31,992)	(22,647)	(97,411)	(60,261)
Income from discontinued operations	(71)	(4,222)	(1,147)	(8,291)

Net operating income	$121,450	$110,659	$239,529	$218,620

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The table on the following page provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three and six months ended June 30, 2006 and 2005 has been adjusted for the communities that were sold from January 1, 2005 through June 30, 2006 as described in Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale.”

	For the three months ended				For the six months ended
	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)	revenue	NOI	from prior year	real estate (1)
For the period ended June 30, 2006

Established
Northeast	$50,896	$34,280	5.7%	$1,261,091	$100,592	$67,353	4.8%	$1,261,091
Mid-Atlantic	26,201	18,531	10.3%	621,538	51,799	37,021	11.3%	621,538
Midwest	2,832	1,778	(1.1%)	92,069	5,567	3,444	(0.9%)	92,069
Pacific Northwest	8,125	5,338	10.9%	315,534	16,000	10,506	9.3%	315,534
Northern California	36,161	25,167	8.8%	1,374,113	71,720	50,161	9.1%	1,374,113
Southern California	14,233	10,339	10.5%	372,197	28,258	20,538	10.1%	372,197

Total Established	138,448	95,433	8.1%	4,036,542	273,936	189,023	7.8%	4,036,542

Other Stabilized	24,419	15,486	n/a	827,326	48,055	30,764	n/a	827,326
Development / Redevelopment	16,414	10,531	n/a	969,332	31,242	19,742	n/a	969,332
Land Held for Future Development	n/a	n/a	n/a	208,810	n/a	n/a	n/a	208,810
Non-allocated (2)	1,394	n/a	n/a	31,860	2,600	n/a	n/a	31,860

Total	$180,675	$121,450	9.7%	$6,073,870	$355,833	$239,529	9.6%	$6,073,870

For the period ended June 30, 2005

Established
Northeast	$41,597	$27,742	(0.6%)	$1,056,726	$82,574	$55,110	2.5%	$1,056,726
Mid-Atlantic	16,985	11,974	3.1%	386,622	33,483	23,702	1.6%	386,622
Midwest	2,798	1,798	16.2%	91,180	5,515	3,475	11.4%	91,180
Pacific Northwest	7,393	4,812	8.6%	1,410,143	14,700	9,608	7.4%	1,410,143
Northern California	36,210	24,065	2.9%	330,297	72,040	47,827	2.4%	330,297
Southern California	12,037	8,673	5.7%	314,873	23,922	17,318	5.5%	314,873

Total Established	117,020	79,064	2.6%	3,589,841	232,234	157,040	3.1%	3,589,841

Other Stabilized	19,368	13,690	n/a	714,351	37,774	26,311	n/a	714,351
Development / Redevelopment	27,823	17,905	n/a	1,048,027	54,899	35,269	n/a	1,048,027
Land Held for Future Development	n/a	n/a	n/a	202,444	n/a	n/a	n/a	202,444
Non-allocated (2)	1,441	n/a	n/a	30,693	2,054	n/a	n/a	30,693

Total	$165,652	$110,659	9.7%	$5,585,356	$326,961	$218,620	11.3%	$5,585,356

(1)	Does not include gross real estate assets for discontinued operations of $0 and $225,234 as of June 30, 2006, and 2005, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.
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
Shares of common stock of 1,792,604 and 2,066,308 were available for future option or restricted stock grant awards under the 1994 Plan as of June 30, 2006 and December 31, 2005, respectively. Annually on January 1st, the maximum number available for issuance under the 1994 Plan is increased by between 0.48% and 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.

The Company is the surviving corporation from the merger (the “Merger”) of Bay Apartment Communities, Inc. (“Bay”) and Avalon Properties, Inc. (“Avalon”) on June 4, 1998. Before the Merger, Avalon had adopted its 1995 Equity Incentive Plan (the “Avalon 1995 Incentive Plan”). Under the Avalon 1995 Incentive Plan, a maximum number of 3,315,054 shares (or 2,546,956 shares as adjusted for the Merger) of common stock were issuable, plus any shares of common stock represented by awards under Avalon’s 1993 Stock Option and Incentive Plan (the “Avalon 1993 Plan”) that were forfeited, canceled, reacquired by Avalon, satisfied without the issuance of common stock or otherwise terminated (other than by exercise). Options granted to officers, non-employee directors and associates under the Avalon 1995 Incentive Plan generally vested over a three-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant.
In connection with the Merger, the exercise prices and the number of options under the Avalon 1995 Incentive Plan and the Avalon 1993 Plan were adjusted to reflect the equivalent Bay shares and exercise prices based on the 0.7683 share conversion ratio used in the Merger. Officers, non-employee directors and associates with Avalon 1995 Incentive Plan or Avalon 1993 Plan options may exercise their adjusted number of options for the Company’s common stock at the adjusted exercise price. As of June 4, 1998, the date of the Merger, options and other awards ceased to be granted under the Avalon 1993 Plan or the Avalon 1995 Incentive Plan. Accordingly, there were no options to purchase shares of common stock available for grant under the Avalon 1995 Incentive Plan or the Avalon 1993 Plan at June 30, 2006 or December 31, 2005.

		Weighted	Avalon 1995	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2005	2,229,778	$51.40	26,624	$37.09
Exercised	(353,399)	45.11	(20,384)	37.33
Granted	862,613	99.17	—	—
Forfeited	(618)	49.01	—	—

Options Outstanding, June 30, 2006	2,738,374	$67.30	6,240	$36.33

Options Exercisable:
June 30, 2006	1,274,636	$46.99	6,240	$36.33

For options outstanding at June 30, 2006 under the 1994 Plan, 480,578 options had exercise prices ranging between $31.50 and $39.99 and a weighted average remaining contractual life of 3.5 years, 348,300 options had exercise prices ranging between $40.00 and $49.99 and a weighted average remaining contractual life of 5.2 years, 389,204 options had exercise prices between $50.00 and $59.99 and a weighted average remaining contractual life of 7.6 years, 653,179 options had exercise prices ranging between $60.00 and $79.99 and a weighted average remaining contractual life of 8.6 years, 4,500 options had exercise prices between $80.00 and $89.99 and a weighted average remaining contractual life of 9.2 years, and 862,613 options had exercise prices between $90.00 and $109.99 and a weighted average remaining contractual life of 9.6 years. Options outstanding at June 30, 2006 for the Avalon 1993 and Avalon 1995 Plans had exercise prices ranging from $35.31 to $37.66 and a weighted average contractual life of 1.2 years.
The weighted average fair value of the options granted during the six months ended June 30, 2006 is estimated at $11.44 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.0% over the expected life of the option, volatility of 17.64%, risk-free interest rates of 4.57%, estimated forfeitures of 1.6% and an expected life of approximately seven years.
Total compensation cost recognized related to stock-based compensation plans was $3,045 and $8,201 for the three and six months ended June 30, 2006, respectively. Of these amounts, $940 and $1,933 were capitalized in the three and six months ended June 30, 2006, respectively. As of June 30, 2006, total unvested compensation cost not yet recognized was $26,910, which is expected to be recognized over a weighted average period of 2.7 years.
10. Related Party Arrangements
Unconsolidated Entities
The Company manages several unconsolidated real estate entities for which it receives property management, asset management, development and redevelopment fee revenue. From these entities the Company received fees of $1,395 and $2,601 in the three and six months ended June 30, 2006, respectively, and $1,363 and $1,796 in the three and six months ended June 30, 2005, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
In addition, in connection with the general contractor services that the Company provides to MVP I, LLC, the entity that owns and is developing Avalon at Mission Bay North II, and CVP I, LLC, the entity that owns and developed Avalon Chrystie Place I, the Company funds certain construction costs that are expected to be reimbursed through construction financing within 30 to 60 days. Depending on the timing of such funding, the accompanying Condensed Consolidated Balance Sheets may reflect a corresponding receivable in prepaid expenses and other assets. As of June 30, 2006 and December 31, 2005, the Company has recorded receivables in the amounts of $8,935 and $6,653, respectively, from MVP I, LLC. As of June 30, 2006 and December 31, 2005, the Company has recorded receivables in the amount of $942 and $2,365, respectively, from CVP I, LLC.
Director Compensation
The Company’s stock incentive plan (the “1994 Plan”) provides that directors of the Company who are also employees receive no additional compensation for their services as a director. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the New York Stock Exchange (“NYSE”) on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5. In February 2006, the Company’s Board of Directors approved another amendment to the 1994 Plan under which (i) following the 2006 Annual Meeting of Stockholders the cash payment will be adjusted to $40, payable in quarterly installments of $10 and (ii) following the 2007 Annual Meeting of Stockholders, the number of shares of restricted stock (or deferred stock awards) will be calculated based on the closing price on the day of the award (rather than the closing price on the award date of the prior year). The Company recorded non-employee director compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $237 and $477 in the three and six months ended June 30, 2006, respectively, and $234 and $452 in the three and six months ended June 30, 2005, respectively. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $958 and $579 on June 30, 2006 and December 31, 2005, respectively.
11. Subsequent Events
In July 2006, the Company repaid $150,000 of unsecured notes with an annual interest rate of 6.8%, along with any unpaid interest, pursuant to their scheduled maturity.
In July 2006, the Fund acquired The Springs, located in Corona, California, part of the Inland Empire, for a purchase price of $47,120. The Springs is a garden-style community containing 320 apartment homes.
In August 2006, Moody’s Investor Service upgraded its rating on the Company’s unsecured notes from “stable” to “positive.”

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
This Form 10-Q, including the following discussion and analysis of our financial condition and results of operations, contains forward-looking statements that predict or indicate future events or trends and that do not report historical matters. Actual results or developments could differ materially from those projected in such statements as discussed on page 47 of this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and notes included elsewhere in this report, as well as our Annual Report filed on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q for subsequent quarters.
Business Description
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
We believe that, over an entire real estate cycle, lower housing affordability and the limited new supply of apartment homes in our markets will result in a higher propensity to rent and larger increases in cash flow relative to other markets. However, throughout the real estate cycle, apartment market fundamentals, and therefore operating cash flows, are affected by overall economic conditions. Improvement in the economic environment in 2005 and 2006, as evidenced by job growth and declining unemployment claims, and modest increases in net supply, has resulted in strengthening apartment market fundamentals. This is supported by the year-over-year rental revenue growth of 6.6% achieved within our Established Community portfolio (as defined later in this report) during the three months ended June 30, 2006, comprised of an increase in rental rates of 5.8% and an increase in occupancy of 0.8%. This revenue growth contributed to our Established Community portfolio achieving year-over-year growth in net operating income of 8.1%, our strongest operating performance in five years.

We expect continued job growth and household formation in our markets, the principal drivers of housing demand. Recent condominium activity has reduced the rental apartment supply, while the current disparity between for-sale housing prices and rental rates makes rental apartments an economically attractive housing alternative. In addition, the single-family home market has reached a transition point, where home prices have stopped accelerating and homes are not being sold as quickly, resulting in potential home buyers continuing to rent during this transition period. Accordingly, we expect apartment market fundamentals to remain strong in our markets such that apartment rental demand will outpace new supply. Based on our results for the six months ended June 30, 2006 and our expectations for demand/supply fundamentals, we expect continued growth in the revenue and net operating income generated by our operating communities for the remainder of 2006.
In positioning for future growth, we have increased our current development activity underway and our future Development Rights, as discussed below. We currently have in excess of $1,400,000,000 under construction (measured by total projected capitalized cost of the communities at completion, including the portions in which joint venture partners hold an equity or economic interest) and anticipate reaching a level of $1,500,000,000 under construction during 2006. In addition, we continue to secure new Development Rights, including the acquisition of land for future development. We currently have Development Rights for construction of new apartment communities that, based on total projected capitalized cost if developed as expected, total approximately $2,900,000,000.
We continue to look for opportunities to acquire existing communities through our investment in and management of a discretionary investment fund (the “Fund”). The Fund has acquired three communities since January 1, 2006. We expect the Fund to continue to focus on acquisition opportunities where value can be added, generally through redevelopment or repositioning opportunities.
Strong capital flows to the industry and the strength of the condominium market have resulted in an attractive selling environment. During the first six months of 2006, we continued to be an opportunistic seller, disposing of three apartment communities since January 1, 2006. While the capital flows to the multifamily industry and the active condominium market created demand for multifamily apartment communities, it has also created a challenging environment for us in other ways such as:
•	increased competition for land, resulting in, at times, the acquisition of land zoned for uses other than residential with the potential for rezoning;

•	increased competition for subcontractors; and

•	increased competition for experienced multifamily development and construction professionals, particularly in our markets.
There are signs that condominium conversion is slowing, primarily indicated by the pace of new condominium conversions and external data regarding unsold condominium inventory. Each of the three communities that we sold since January 1, 2006 was acquired by buyers intending to continue to operate the assets as rental apartments. A shift in condominium activity could impact the volume and pricing of assets we offer for sale going forward, but may alleviate some of the pressure on construction costs and availability of subcontractors previously experienced.
Community Information Overview
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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2006, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2005, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For communities that we wholly-own, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s acquisition cost. The definition of substantial redevelopment may differ for communities that are not wholly-owned.
Development Communities are communities that are under construction and for which a final certificate of occupancy has not been received. These communities may be partially complete and operating.
Development Rights are development opportunities in the early phase of the development process for which we have an option to either acquire land or enter into a leasehold interest, for which we are the buyer under a long-term conditional contract to purchase land or where we own land to develop a new community. We capitalize related pre-development costs incurred in pursuit of new developments for which we currently believe future development is probable.
In addition, we own approximately 60,000 square feet of office space in Alexandria, Virginia, for our corporate office, with all other regional and administrative offices currently leased under operating leases.

As of June 30, 2006, our communities, including communities that we manage or do not wholly-own, were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	35	8,674
Mid-Atlantic	18	5,833
Midwest	3	887
Pacific Northwest	10	2,500
Northern California	28	8,126
Southern California	11	3,430

Total Established	105	29,450

Other Stabilized Communities:
Northeast	16	5,571
Mid-Atlantic	3	1,026
Midwest	2	400
Pacific Northwest	1	211
Northern California	4	926
Southern California	5	1,442

Total Other Stabilized	31	9,576

Lease-Up Communities	4	886

Redevelopment Communities	3	1,573

Total Current Communities	143	41,485

Development Communities	17	5,419

Development Rights	49	11,996

During July 2006, the Fund acquired one community containing 320 apartment homes. As of July 31, 2006, our 144 current communities consisted of 41,805 apartment homes. Of those communities, we owned, directly or through wholly-owned subsidiaries:
•	the full fee simple, or absolute, ownership interest in 108 operating communities, four of which are on land subject to land leases expiring in July 2029, January 2062, April 2095 and March 2142;

•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest and an indirect limited partnership interest in the Fund, which owns a fee simple interest in 12 operating communities;

•	a general partnership interest in five partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 16 communities;

•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community, two of which are on land subject to land leases expiring in December 2026 and November 2089; and

•	a residual profits interest (with no ownership interest) in a limited liability company to which an operating community that recently completed construction was transferred.
We also hold, directly or through wholly-owned subsidiaries, the full fee simple ownership interest in 16 of the Development Communities, one of which will be subject to a joint venture ownership structure upon construction completion, in addition to a membership interest in one limited liability company that owns a Development Community, which is subject to a land lease expiring in December 2103.

In each of our five partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of July 31, 2006, there were 152,002 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.
We elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes for the year ended December 31, 1994 and we have not revoked that election. We were incorporated under the laws of the State of California in 1978, and we were reincorporated in the State of Maryland in July 1995. Our principal executive offices are located at 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia, 22314, and our telephone number at that location is (703) 329-6300. We also maintain regional offices and administrative or specialty offices in or near the following cities:
•	Boston, Massachusetts;

•	Chicago, Illinois;

•	Encino, California;

•	Long Island, New York;

•	Los Angeles, California;

•	New York, New York;

•	Newport Beach, California;

•	San Jose, California;

•	Seattle, Washington;

•	Shelton, Connecticut; and

•	Woodbridge, New Jersey.
Recent Developments
Development Activities. During the three months ended June 30, 2006, we completed the development of Avalon Pines II, located in Coram, New York. Avalon Pines II is the second phase of a multi-phase apartment community containing an aggregate of 450 apartment homes that were completed for a total capitalized cost of $73,200,000
We commenced construction of two communities during the three months ended June 30, 2006. Avalon at Dublin Station I, a mid-rise community located at the BART station in Dublin, California, is expected to contain 305 apartment homes when completed, for a total projected capitalized cost of $85,800,000. Avalon at Lexington Hills, located in Lexington, Massachusetts, is expected to contain 387 apartment homes when completed, for a total projected capitalized cost of $86,200,000.
Redevelopment Activities. During the three months ended June 30, 2006, we completed the redevelopment of Avalon at Fairway Hills III, located in Columbia, Maryland. The redevelopment of Avalon at Fairway Hills III, a garden-style community containing 336 apartment homes, was completed for a total capitalized cost of $6,000,000, excluding costs incurred prior to redevelopment.
Disposition Activities. During the three months ended June 30, 2006, we sold Avalon Corners, located in Stamford, Connecticut. This community contained 195 apartment homes and was sold for a price of $60,200,000. This resulted in a gain as reported in accordance with generally accepted accounting principles (“GAAP”) of $31,992,000.

Investment Activities. During the three months ended June 30, 2006, the following activity took place through the Fund:
•	Avalon at Aberdeen Station, located in Aberdeen, New Jersey, was acquired for $57,600,000. Avalon at Aberdeen Station is a garden-style community, containing 290 apartment homes.

•	Redevelopment was completed at Avalon Columbia, a garden-style community containing 170 apartment homes located in Columbia, Maryland. This community was redeveloped for a total capitalized cost of $4,100,000, excluding costs incurred prior to redevelopment; and

•	Redevelopment commenced at Ravenswood at the Park, a garden-style community containing 400 apartment homes located in Redmond, Washington. The expected total capitalized cost to redevelop this community is $7,500,000, excluding costs incurred prior to redevelopment.
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
Cost Capitalization
We capitalize costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) beginning when development efforts commence until the asset, or a portion of the asset, is delivered and is ready for its intended use, which is generally indicated by the issuance of a certificate of occupancy. We capitalize costs during redevelopment of apartment homes (including interest and related loan fees, property taxes and other direct and indirect costs) beginning when an apartment home is taken out-of-service for redevelopment, until the apartment home redevelopment is completed and the apartment home is available for a new resident. Rental income and operating expenses incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized as they accrue.
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
For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $202 per apartment home and $239 per apartment home in the six months ended June 30, 2006 and 2005, respectively. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities was $687 and $644 in the six months ended June 30, 2006 and 2005, respectively. Historically, we have experienced a gradual increase in capitalized costs and expensed maintenance costs per apartment home as the average age of our communities has increased, and expensed maintenance costs have fluctuated with turnover. Although we expect these trends to continue in the future, capitalized costs increased in 2005 over prior year growth levels as we embarked on a number of community upgrades and improvements. We expect capitalized costs in 2006 to be at or above 2005 levels as we continue with these community upgrades and improvements.
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

Results of Operations
Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to market conditions, net operating income derived from acquisitions and development completions, the loss of net operating income related to disposed communities and capital market, disposition and financing activity. A comparison of our operating results for the three and six months ended June 30, 2006 and 2005 follows (dollars in thousands):

	For the three months ended				For the six months ended
	6-30-06	6-30-05	$ Change	% Change	6-30-06	6-30-05	$ Change	% Change
Revenue:
Rental and other income	$179,280	$164,289	$14,991	9.1%	$353,232	$325,165	$28,067	8.6%
Management, development and other fees	1,395	1,363	32	2.3%	2,601	1,796	805	44.8%

Total revenue	180,675	165,652	15,023	9.1%	355,833	326,961	28,872	8.8%

Expenses:
Direct property operating expenses, excluding property taxes	40,960	37,381	3,579	9.6%	79,929	74,065	5,864	7.9%
Property taxes	16,871	16,171	700	4.3%	33,775	32,222	1,553	4.8%

Total community operating expenses	57,831	53,552	4,279	8.0%	113,704	106,287	7,417	7.0%

Corporate-level property management and other indirect operating expenses	8,307	7,594	713	9.4%	16,938	14,722	2,216	15.1%
Investments and investment management	2,398	1,171	1,227	104.8%	3,869	2,164	1,705	78.8%
Interest expense, net	26,595	32,112	(5,517)	(17.2%)	55,259	64,232	(8,973)	(14.0%)
Depreciation expense	41,238	39,377	1,861	4.7%	81,153	78,693	2,460	3.1%
General and administrative expense	6,479	6,262	217	3.5%	12,762	13,421	(659)	(4.9%)

Total other expenses	85,017	86,516	(1,499)	(1.7%)	169,981	173,232	(3,251)	(1.9%)

Gain on sale of land	—	4,617	(4,617)	100.0%	13,166	4,617	8,549	185.2%
Equity in income of unconsolidated entities	207	178	29	16.3%	434	6,761	(6,327)	(93.6%)
Minority interest in consolidated partnerships	(128)	(337)	209	(62.0%)	(260)	(851)	591	(69.4%)

Income from continuing operations	37,906	30,042	7,864	26.2%	85,488	57,969	27,519	47.5%

Discontinued operations:
Income from discontinued operations	71	4,222	(4,151)	(98.3%)	1,147	8,291	(7,144)	(86.2%)
Gain on sale of communities	31,992	22,647	9,345	41.3%	97,411	60,261	37,150	61.6%

Total discontinued operations	32,063	26,869	5,194	19.3%	98,558	68,552	30,006	43.8%

Net income	69,969	56,911	13,058	22.9%	184,046	126,521	57,525	45.5%
Dividends attributable to preferred stock	(2,175)	(2,175)	—	—	(4,350)	(4,350)	—	—

Net income available to common stockholders	$67,794	$54,736	$13,058	23.9%	$179,696	$122,171	$57,525	47.1%

Net income available to common stockholders increased $13,058,000, or 23.9%, to $67,794,000 for the three months ended June 30, 2006 and increased $57,525,000, or 47.1%, to $179,696,000 for the six months ended June 30, 2006. This increase is primarily attributable to the timing and volume of gains on sales of assets in 2006 as well as increased net operating income from Established Communities and newly developed communities.
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
NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. NOI excludes a number of income and expense categories as detailed in the reconciliation below. A calculation of NOI for the three and six months ended June 30, 2006 and 2005, respectively, along with a reconciliation to net income for each period, is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6-30-06	6-30-05	6-30-06	6-30-05
Net income	$69,969	$56,911	$184,046	$126,521
Corporate-level property management and other indirect operating expenses	8,307	7,594	16,938	14,722
Corporate-level other income	(1,394)	(1,441)	(2,600)	(2,054)
Investments and investment management	2,398	1,171	3,869	2,164
Interest expense, net	26,595	32,112	55,259	64,232
General and administrative expense	6,479	6,262	12,762	13,421
Equity in income of unconsolidated entities	(207)	(178)	(434)	(6,761)
Minority interest in consolidated partnerships	128	337	260	851
Depreciation expense	41,238	39,377	81,153	78,693
Gain on sale of real estate assets	(31,992)	(27,264)	(110,577)	(64,878)
Income from discontinued operations	(71)	(4,222)	(1,147)	(8,291)

Net operating income	$121,450	$110,659	$239,529	$218,620

The NOI increases of $10,791,000 and $20,909,000 during the three and six months ended June 30, 2006, respectively, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	2006 NOI Increase
	For the three months ended	For the six months ended
	06-30-2006	06-30-2006
Established Communities	$7,122	$13,746

Other Stabilized Communities	1,219	3,189

Development and Redevelopment Communities	2,450	3,974

Total	$10,791	$20,909

The NOI increases in Established Communities were largely due to continued improvement in apartment market fundamentals. During the six months ended June 30, 2006, we focused on rental rate growth, while maintaining occupancy of at least 95% in the majority of our regions. We expect to continue to seek increases in rental rates by increasing market rents. We will continue to aggressively manage operating expenses, but operating expenses may be negatively impacted by increasing utility, property tax, payroll and insurance costs. We anticipate continued growth in NOI for the remainder of 2006 as compared to 2005, resulting in overall NOI growth of 8% to 9% for the full year 2006.
Rental and other income increased in the three and six months ended June 30, 2006 due to increased rental rates and occupancy for our Established Communities, coupled with additional rental income generated from newly developed communities.
Overall Portfolio – The weighted average number of occupied apartment homes increased to 36,593 apartment homes for the six months ended June 30, 2006 as compared to 35,510 apartment homes for the six months ended June 30, 2005. This increase is primarily the result of increased homes available from newly developed communities and an increase in the overall occupancy rate of Established Communities. The weighted average monthly revenue per occupied apartment home increased to $1,606 in the six months ended June 30, 2006 from $1,517 in the same period of 2005.

Established Communities – Rental revenue increased $8,571,000, or 6.6%, in the three months ended June 30, 2006 as compared to the same period of 2005. Rental revenue increased $16,364,000, or 6.4%, in the six months ended June 30, 2006 as compared to the same period of 2005. These increases are due to both increased rental rates and increased economic occupancy as compared to the same period of 2005. For the six months ended June 30, 2006, the weighted average monthly revenue per occupied apartment home increased 5.4% to $1,606 compared to $1,524 for the same period in 2005, primarily due to increased market rents. The average economic occupancy increased from 95.5% during the six months ended June 30, 2005 to 96.5% in the six months ended June 30, 2006. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
We experienced increases in Established Communities’ rental revenue in all six of our regions in the six months ended June 30, 2006 as compared to 2005, which reflects the improved demand/supply fundamentals as previously discussed. The largest increases in rental revenue were in the Pacific Northwest, the Mid-Atlantic and Northern California, with increases of 8.9%, 8.3% and 7.1%, respectively, between years. The Northern California and Northeast regions comprise the majority of our Established Community revenue, and therefore are discussed in more detail below.
Northern California, which accounted for approximately 26.2% of Established Community rental revenue during the six months ended June 30, 2006, experienced an increase in rental revenue of 7.1% in the six months ended June 30, 2006 as compared to the same period of 2005. Average rental rates increased by 5.9% to $1,519 in the six months ended June 30, 2006 and economic occupancy increased 1.2% to 96.8% for the six months ended June 30, 2006. We expect Northern California to see continued improvement in apartment fundamentals, translating into accelerated revenue growth in this region for the remainder of 2006.
The Northeast region, which accounted for approximately 36.7% of Established Community rental revenue during the six months ended June 30, 2006, experienced an increase in rental revenue of 4.7% in the six months ended June 30, 2006 as compared to the same period of 2005. Average rental rates increased by 4.2% to $2,004 during the six months ended June 30, 2006 and economic occupancy increased 0.5% to 96.4% for the six months ended June 30, 2006. We expect continued rental revenue growth in the Northeast during the remainder of 2006, with Northern New Jersey leading the region and Boston, Massachusetts lagging the region in revenue growth.
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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	For the three months ended		For the six months ended
	6-30-06	6-30-05	6-30-06	6-30-05
Rental revenue (GAAP basis)	$138,384	$129,813	$273,796	$257,432
Concessions amortized	3,384	5,191	7,398	10,680
Concessions granted	(1,755)	(4,940)	(3,531)	(8,847)

Rental revenue adjusted to state concessions on a cash basis	$140,013	$130,064	$277,663	$259,265

Year-over-year % change — GAAP revenue	6.6%	n/a	6.4%	n/a

Year-over-year % change — cash concession based revenue	7.6%	n/a	7.1%	n/a
Management, development and other fees increased in the six months ended June 30, 2006 as compared to the same period of 2005 due primarily to increased asset management, property management and redevelopment fees earned from the Fund, which was formed in March 2005.
Direct property operating expenses, excluding property taxes for all communities increased in the three and six months ended June 30, 2006 as compared to the same period of 2005, primarily due to the addition of recently developed apartment homes, coupled with moderate expense increases at our Established Communities.
For Established Communities, direct property operating expenses, excluding property taxes, increased $1,235,000, or 4.3%, and $1,851,000, or 3.3%, to $29,934,000 and $58,560,000 in the three and six months ended June 30, 2006, respectively. These increases are primarily due to increases in utility, redecorating, maintenance and payroll costs, partially offset by decreases in marketing and bad debt expenses. We expect to see continued pressure on utilities, insurance and payroll costs during the remainder of 2006. In addition, we anticipate fluctuation in operating expense levels during the remainder of 2006 as a result of seasonality.
Property taxes increased in the three and six months ended June 30, 2006 as compared to the same period of 2005 due to overall higher assessments and the addition of newly developed and redeveloped apartment homes, and are impacted by the size and timing of successful tax appeals in both years.
For Established Communities, property taxes increased by $206,000, or 1.6%, and $767,000, or 3.0% in the three and six months ended June 30, 2006, respectively, as compared to the same periods of 2005, due to overall higher assessments throughout all regions, and are impacted by the size and timing of successful tax appeals in both years. We manage property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate. Property taxes may fluctuate due to the timing and size of successful tax appeals. We expect property taxes to continue to increase during the remainder of 2006 as compared to 2005. However, property tax increases are mitigated for communities in California, where increases in property taxes are limited by law (Proposition 13).
Corporate-level property management and other indirect operating expenses increased in the three and six months ended June 30, 2006 as compared to the same periods of 2005 due to increased compensation and employee development and recognition costs, as well as increased costs relating to corporate initiatives focused on increasing efficiency and enhancing controls at our operating communities.
Investments and investment management reflects the costs incurred related to investment acquisitions, investment management and abandoned pursuit costs, which include costs incurred on development pursuits not yet considered probable for development, as well as the abandonment or impairment of development pursuits, acquisition pursuits and disposition pursuits. Investments and investment management increased for the three and six months ended June 30, 2006 as compared to the same periods in 2005 due primarily to increased compensation costs and increased staffing related to Fund redevelopment activity, coupled with an increase in abandoned pursuit costs. Abandoned pursuit costs were $1,043,000 and $1,365,000 for the three and six months ended June 30, 2006 and $146,000 and $366,000 in the three and six months ended June 30, 2005, respectively. Abandoned pursuit costs can be volatile, and the costs incurred in any given period may be widely different in future years.
Interest expense, net (net of interest income) decreased in the three and six months ended June 30, 2006 as compared to the same periods of the prior year due to decreased interest expense coupled with increased interest income. Interest expense decreased in the three and six months ended June 30, 2006 as compared to the same periods of 2005 primarily due to higher levels of capitalized interest in connection with our increased development activity and land held for development, as well as lower average outstanding balances on our unsecured credit facility. These decreases in interest expense are partially offset by higher interest rates on variable rate debt in the three and six months ended June 30, 2006 and the timing of the repayment and re-issuance of unsecured debt in the six months ended June 30, 2005. Interest income increased during the three and six months ended June 30, 2006 due to higher invested cash balances and increased interest rates. In addition, interest income during the six months ended June 30, 2006 includes interest earned on an escrow funded from a disposition in the third quarter of 2005 to perform a tax-deferred exchange. These variances resulted in overall decreases in interest expense, net in the three and six months ended June 30, 2006. We expect interest expense, net to continue to be below 2005 levels for the remainder of 2006.
Depreciation expense increased in the three and six months ended June 30, 2006 as compared to the same period of 2005, primarily due to the completion of development and redevelopment activities, coupled with the timing of depreciation expense for a community previously classified as held for sale.
General and administrative expense (“G&A”) increased in the three months ended June 30, 2006 as compared to the same period of 2005 primarily due to increased compensation costs, partially offset by the accrual of costs related to various litigation matters during the three months ended June 30, 2005. G&A decreased in the six months ended June 30, 2006 as compared to the same period of 2005 primarily as a result of separation costs related to the departure of a senior executive and the accrual of litigation costs during the six months ended June 30, 2005, that were not present in 2006 expenses, partially offset by increased compensation costs. We expect G&A for the remainder of 2006 to remain consistent with the levels experienced during the six months ended June 30, 2006.
Gain on sale of land during the six months ended June 30, 2006 represents the gain on sale of a land parcel located in the Northern New Jersey area. During the three months ended June 30, 2005, we sold two land parcels, one located in Seattle, Washington and one in the Oakland-East Bay, California area.
Equity in income of unconsolidated entities decreased in the six months ended June 30, 2006 as compared to the same period of 2005 primarily due to the gain recognized in 2005 in the amount of $6,252,000 related to the sale of our investment in Rent.com to eBay.
Minority interest in consolidated partnerships decreased in the six months ended June 30, 2006 as compared to the same period of 2005 due to the conversion of units of limited partnership interest in both periods, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.
Income from discontinued operations represents the net income generated by communities sold during the period from January 1, 2005 through June 30, 2006. See Note 7, “Discontinued Operations – Real Estate Assets Sold or Held for Sale” of our Condensed Consolidated Financial Statements. The decrease in the three and six months ended June 30, 2006 as compared to the same period of 2005 is due to the sale of three communities in 2006 and seven communities and one office building in 2005, eliminating the income generated from these assets upon disposition.

Gain on sale of communities increased in the three and six months ended June 30, 2006 as compared to the same periods of 2005 primarily due to the size of dispositions, coupled with the carrying value of the communities sold. We sold one community in both of the three-month periods ended June 30, 2006 and 2005, and three communities in both of the six-month periods ended June 30, 2006 and 2005. The amount of gain realized in any given reporting period depends on many factors, including the number of communities sold, the size and carrying value of those communities and capitalization rates which are driven by local and national market conditions.
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
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended		For the six months ended
	6-30-06	6-30-05	6-30-06	6-30-05
Net income	$69,969	$56,911	$184,046	$126,521
Dividends attributable to preferred stock	(2,175)	(2,175)	(4,350)	(4,350)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	41,609	39,933	81,871	80,884
Minority interest expense, including discontinued operations	99	303	198	780
Gain on sale of previously depreciated real estate assets	(31,992)	(22,647)	(97,411)	(60,261)

Funds from operations attributable to common stockholders	$77,510	$72,325	$164,354	$143,574

Weighted average common shares outstanding — diluted	75,361,911	74,589,236	75,285,946	74,417,505
Earnings per common share — diluted	$0.90	$0.74	$2.39	$1.65

FFO per common share — diluted	$1.03	$0.97	$2.18	$1.93

FFO also does not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not indicative of cash available to fund cash needs.

A presentation of GAAP based cash flow metrics is as follows (dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found below.

	For the three months ended		For the six months ended
	6-30-06	6-30-05	6-30-06	6-30-05
Net cash provided by operating activities	$111,094	$76,942	$185,006	$144,769

Net cash used in investing activities	$(137,156)	$(64,025)	$(52,023)	$(36,700)

Net cash used in financing activities	$(17,027)	$(13,511)	$(126,309)	$(106,718)

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
We anticipate that we can fully satisfy these needs from a combination of cash flow provided by operating activities, proceeds from asset dispositions and borrowing capacity under our variable rate unsecured credit facility, as well as other public or private sources of liquidity.
Cash and cash equivalents totaled $12,780,000 at June 30, 2006, an increase of $6,674,000 from $6,106,000 on December 31, 2005. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities – Net cash provided by operating activities increased to $185,006,000 in the six months ended June 30, 2006 from $144,769,000 in the six months ended June 30, 2005, primarily due to additional NOI from our Established Community operations, as well as NOI from recently developed communities, partially offset by the loss of NOI from the three communities sold since January 1, 2006, as discussed earlier in this report.

Investing Activities – Net cash used in investing activities of $52,023,000 in the six months ended June 30, 2006 related to investments in assets through development and redevelopment of apartment communities, partially offset by proceeds from asset dispositions. During the six months ended June 30, 2006, we invested $316,251,000 in the purchase and development of real estate and capital expenditures:
•	We began the development of four new communities. These four communities, if developed as expected, will contain a total of 1,648 apartment homes, and the total capitalized cost, including land acquisition costs, is projected to be approximately $440,500,000. We completed the development of two communities containing a total of 291 apartment homes for a total capitalized cost, including land acquisition cost, of $50,400,000.

•	We began the redevelopment of three communities, which contain an aggregate of 1,573 apartment homes and, if redeveloped as expected, will be completed for a total redevelopment capitalized cost of $26,200,000, excluding costs incurred prior to redevelopment. We completed the redevelopment of one community containing 336 apartment homes for a total capitalized cost of $6,000,000, excluding costs incurred prior to redevelopment.

•	We acquired four parcels of land in connection with Development Rights, for an aggregate purchase price of $39,665,000.

•	We had capital expenditures relating to current communities’ real estate assets of $7,701,000 and non-real estate capital expenditures of $225,000.
Financing Activities – Net cash used in financing activities totaled $126,309,000 for the six months ended June 30, 2006, consisting primarily of dividends paid and repayment of borrowings under our unsecured credit facility, partially offset by the issuance of common stock for option exercises and the issuance of a secured mortgage loan. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” of our Condensed Consolidated Financial Statements, for additional information.
Variable Rate Unsecured Credit Facility
We have a $500,000,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks and Bank of America, serving as bank and administrative agent. Under the terms of the credit facility, we may elect to increase the facility by up to an additional $150,000,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $750,000. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.55% per annum. The stated spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of our long-term unsecured debt. In addition, a competitive bid option is available for borrowings of up to $250,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. We had $190,000,000 outstanding balance under this competitive bid option at July 31, 2006. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The credit facility matures in May 2008, assuming our exercise of a one-year renewal option. We are currently evaluating the possibility of entering into a new expanded credit facility with lower pricing and additional capacity. However, there is no guarantee that such a credit facility will be obtained. At July 31, 2006, $252,000,000 was outstanding, $40,425,000 was used to provide letters of credit and $207,575,000 was available for borrowing under the unsecured credit facility.

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
The table below details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at June 30, 2006 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-05	6-30-06		2006	2007	2008	2009	2010	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$16,586	$16,295		$305	$634	$676	$719	$766	$13,195
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	16,465	16,230		250	518	555	595	635	13,677
Avalon at Lexington	6.55%	Feb-2025	12,834	12,653		217	391	415	441	469	10,720
Avalon at Nob Hill	5.80%	Jun-2025	18,494	18,308	(2)	—	—	—	—	—	18,308
Avalon Campbell	6.48%	Jun-2025	33,614	33,202	(2)	—	—	—	—	—	33,202
Avalon Pacifica	6.48%	Jun-2025	15,247	15,061	(2)	—	—	—	—	—	15,061
Avalon Knoll	6.95%	Jun-2026	12,239	12,100		143	302	324	347	371	10,613
Avalon Landing	6.85%	Jun-2026	6,044	5,975		72	152	162	173	185	5,231
Avalon Fields	7.55%	May-2027	10,705	10,596		111	239	256	275	295	9,420
Avalon West	7.73%	Dec-2036	8,259	8,220		48	85	91	98	105	7,793
Avalon Oaks	7.45%	Jul-2041	17,324	17,265		61	128	137	147	157	16,635
Avalon Oaks West	7.48%	Apr-2043	17,145	17,092		56	117	125	133	142	16,519

			194,736	192,777		1,263	2,566	2,741	2,928	3,125	180,154
Variable rate (3)
The Promenade	5.78%	Oct-2010	32,100	31,803		307	652	701	755	29,388	—
Waterford	4.44%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	4.44%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Foxchase I	4.44%	Nov-2017	16,800	16,800	(4)	—	—	—	—	—	16,800
Avalon at Foxchase II	4.44%	Nov-2017	9,600	9,600	(4)	—	—	—	—	—	9,600
Avalon at Mission Viejo	4.95%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	3.96%	Jun-2025	2,306	2,492	(2)	—	—	—	—	—	2,492
Avalon Campbell	3.96%	Jun-2025	5,186	5,598	(2)	—	—	—	—	—	5,598
Avalon Pacifica	3.96%	Jun-2025	2,353	2,539	(2)	—	—	—	—	—	2,539
Avalon at Fairway Hills I	4.98%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			138,880	139,367		307	652	701	755	29,388	107,564
Conventional loans (5)
Fixed rate
$150 Million unsecured notes	6.93%	Jul-2006	150,000	150,000		150,000	—	—	—	—	—
$150 Million unsecured notes	5.18%	Aug-2007	150,000	150,000		—	150,000	—	—	—	—
$110 Million unsecured notes	7.13%	Dec-2007	110,000	110,000		—	110,000	—	—	—	—
$50 Million unsecured notes	6.63%	Jan-2008	50,000	50,000		—	—	50,000	—	—	—
$146 Million unsecured notes	8.38%	Jul-2008	150,000	146,000		—	—	146,000	—	—	—
$150 Million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	—	—	150,000	—	—
$200 Million unsecured notes	7.67%	Dec-2010	200,000	200,000		—	—	—	—	200,000	—
$300 Million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 Million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 Million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	—	100,000
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
Wheaton Development Right	6.99%	Oct-2008	4,589	4,552		38	82	4,432	—	—	—
4600 Eisenhower Avenue	8.08%	Apr-2009	4,504	4,454		51	110	118	4,175	—	—
Twinbrook Development Right	7.25%	Oct-2011	8,379	8,291		92	192	207	222	239	7,339
Avalon at Tysons West	5.55%	Jul-2028	6,681	6,608		73	155	162	173	183	5,862
Avalon Orchards	7.65%	Jul-2033	20,136	20,011		129	271	290	311	333	18,677

			1,854,289	1,849,916		150,383	260,810	201,209	154,881	200,755	881,878
Variable rate (3)
Avalon Del Rey	6.85%	Sep-2007	32,547	39,952		—	39,952	—	—	—	—
Avalon Ledges	6.23%	May-2009	19,290	18,945	(4)	470	651	688	17,136	—	—
Avalon at Flanders Hill	6.23%	May-2009	21,935	21,595	(4)	534	742	784	19,535	—	—
Avalon at Newton Highlands	6.17%	May-2009	38,905	38,285	(4)	852	1,329	1,397	34,707	—	—
Avalon at Crane Brook	6.14%	Apr-2011	—	34,000	(4)	707	988	1,045	1,106	1,169	28,985

			112,677	152,777		2,563	43,662	3,914	72,484	1,169	28,985

Total indebtedness — excluding unsecured credit facility			$2,300,582	$2,334,837		$154,516	$307,690	$208,565	$231,048	$234,437	$1,198,581

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at June 30, 2006 and December 31, 2005 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of June 30, 2006.
(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(5)	Balances outstanding represent total amounts due at maturity, and are not net of $786 and $818 of debt discount as of June 30, 2006 and December 31, 2005, respectively, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.
Future Financing and Capital Needs – Portfolio and Other Activity
As of June 30, 2006, we had 17 communities under construction, for which a total estimated cost of $785,600,000 remained to be invested. In addition, we had two consolidated communities in redevelopment, for which a total estimated cost of $14,810,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
•	the remaining capacity under our current $500,000,000 unsecured credit facility, or a replacement facility;

•	the net proceeds from sales of existing communities;

•	retained operating cash;

•	the issuance of debt or equity securities; and/or

•	private equity funding.
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
We have invested in the Fund, a private, discretionary investment vehicle that acquires and operates apartment communities in our markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the exclusive vehicle through which we will invest in the acquisition of apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund, if any. The Fund will not restrict our development activities, and will terminate after a term of eight years, subject to two one-year extensions. The Fund has nine institutional investors, including us, with combined capital commitments of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that will qualify as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $22,900,000 has been invested as of July 31, 2006) representing a 15.2% combined general partner and limited partner equity interest. Under the Fund documents, the Fund has the ability to employ leverage through debt financings up to 65% on a portfolio basis, which, if achieved, would enable the Fund to invest up to $940,000,000 (of which approximately $420,000,000 has been invested as of July 31, 2006). We currently expect that leverage of less than 65% will be employed, reducing the projected investment value to between $850,000,000 and $900,000,000.
From time to time we use joint ventures to hold or develop individual real estate assets. We generally employ joint ventures primarily to mitigate asset concentration or market risk and secondarily, as a source of liquidity. We may also use joint ventures related to mixed-use land development opportunities where our partners bring development and operational expertise to the venture. Each joint venture or partnership agreement has been and will continue to be individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. However, we cannot assure you that we will achieve our objectives through joint ventures.
In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, we sold three communities with net proceeds in the aggregate of approximately $179,000,000 from January 1, 2006 through July 31, 2006. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses and NOI. However, the absence of future cash flows from communities sold will have a minimal impact on our ability to fund future liquidity and capital resource needs.
Off Balance Sheet Arrangements
We own interests in unconsolidated real estate entities, with ownership interests up to 50%. Four of these unconsolidated real estate entities, Avalon Terrace, LLC, CVP I, LLC, MVP I, LLC and the Fund, have debt outstanding as of June 30, 2006 as follows. Additional discussion of these entities can be found in Note 6, “Investments in Unconsolidated Entities,” of our Condensed Consolidated Financial Statements located elsewhere in this report.
•	Avalon Terrace, LLC – Avalon Terrace, LLC, the entity that owns and operates Avalon Bedford, has $37,200,000 of fixed rate debt which matures in November 2010 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. We have not guaranteed the debt on Avalon Terrace, LLC, nor do we have any obligation to fund this debt should the unconsolidated real estate entity be unable to do so.

•	CVP I, LLC – CVP I, LLC has outstanding bonds in the amount of $117,000,000 which mature in February 2009, assuming exercise of two one-year renewal options, and are payable by the unconsolidated real estate entity. In connection with the general contractor services that we provided to CVP I, LLC, the entity that owns and developed Avalon Chrystie Place I, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the bond financing. Our obligations under this guarantee will terminate upon refinancing of the outstanding bonds, which we currently expect to occur in 2006. Construction of Avalon Chrystie Place I has been completed, and therefore there are no payments that we would be required to make under the construction completion guarantee. No liability has been recorded related to this construction completion guarantee as of June 30, 2006. In addition, the estimated fair value of this guarantee is not significant, and we have therefore not recorded the fair value of this guarantee as of June 30, 2006.

•	MVP I, LLC – MVP I, LLC has a construction loan in the amount of $94,400,000 (of which $60,008,000 is outstanding as of June 30, 2006), which matures in September 2010, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. In connection with the general contractor services that we provide to MVP I, LLC, the entity that owns and is developing Avalon at Mission Bay North II, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Our obligations under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in 2007. Construction of Avalon at Mission Bay North II is proceeding on schedule and on budget, and therefore there are no payments that we would be required to make under the construction completion guarantee. No liability has been recorded related to this construction completion guarantee as of June 30, 2006. In addition, the estimated fair value of this guarantee is not significant, and we have therefore not recorded the fair value of this guarantee as of June 30, 2006.

•	The Fund – The Fund has eight mortgage loans with amounts outstanding in the aggregate of $136,334,000. These mortgage loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from February 2008 to February 2014. These mortgage loans are secured by the underlying real estate. In addition, the Fund has a credit facility with $67,000,000 outstanding as of June 30, 2006, which matures in January 2008. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $3,400,000 as of June 30, 2006). As of June 30, 2006, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under a liquidation scenario. In addition, the estimated fair value of this guarantee is not significant, and we have therefore not recorded the fair value of this guarantee as of June 30, 2006.

•	PHVP I, LLC – In connection with the pursuit of a Development Right in Pleasant Hill, California, $125,000,000 in bond financing was issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the possible future construction of a multifamily rental community by PHVP I, LLC. The bond proceeds were immediately invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This Development Right is planned as a mixed-use development, with residential, for-sale, retail and office components. The bond proceeds will remain in the GIC until at least June 1, 2007, but no later than December 5, 2007, at which time a loan will be made to PHVP I, LLC to fund construction of the multifamily portion of the development, or the bonds will be redeemed by the Agency. Although we do not have any equity or economic interest in PHVP I, LLC at this time, we do have an option to make a capital contribution to PHVP I, LLC in exchange for a 99% general partner interest in the entity. Should we decide not to exercise this option, the bonds will be redeemed, and a loan will not be made to PHVP I, LLC. The bonds are payable from the proceeds of the GIC and are non-recourse to both PHVP I, LLC and to us. There is no loan payable outstanding by PHVP I, LLC as of June 30, 2006.

In addition, as part of providing construction management services to PHVP I, LLC for the construction of a public garage, we have provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. Our obligations under this guarantee will terminate following construction completion of the garage once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in 2007. Construction of the garage is proceeding on schedule and on budget, and therefore there are no payments that we would be required to make under the construction completion guarantee. No liability has been recorded related to this construction completion guarantee as of June 30, 2006. In addition, the estimated fair value of this guarantee is not significant, and we have therefore not recorded the fair value of this guarantee as of June 30, 2006.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the six months ended June 30, 2006.
Development Communities
As of June 30, 2006, we had 17 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,419 apartment homes to our portfolio for a total projected capitalized cost, including land acquisition costs and portions in which joint venture partners hold an equity or economic interest, of approximately $1,412,000,000, and expect this amount to exceed $1,500,000,000 during 2006. You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2005 for a discussion of risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

		Total
	Number of	capitalized
	apartment	cost (1)	Construction	Initial	Estimated	Estimated
	homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1. Avalon Del Rey (4) Los Angeles, CA	309	$ 70.0	Q2 2004	Q1 2006	Q3 2006	Q1 2007
2. Avalon Camarillo Camarillo, CA	249	47.2	Q2 2004	Q1 2006	Q3 2006	Q1 2007
3. Avalon Wilshire Los Angeles, CA	123	46.6	Q1 2005	Q4 2006	Q1 2007	Q3 2007
4. Avalon at Mission Bay North II (5) San Francisco, CA	313	116.2	Q1 2005	Q3 2006	Q1 2007	Q3 2007
5. Avalon Chestnut Hill Chestnut Hill, MA	204	60.6	Q2 2005	Q4 2006	Q1 2007	Q3 2007
6. Avalon at Decoverly II Rockville, MD	196	30.5	Q3 2005	Q2 2006	Q2 2007	Q4 2007
7. Avalon Lyndhurst (6) Lyndhurst, NJ	328	78.8	Q3 2005	Q1 2007	Q4 2007	Q2 2008
8. Avalon Shrewsbury Shrewsbury, MA	251	36.1	Q3 2005	Q2 2006	Q2 2007	Q4 2007
9. Avalon Riverview North New York, NY	602	175.6	Q3 2005	Q3 2007	Q3 2008	Q1 2009
10. Avalon Chrystie Place II New York, NY	206	100.8	Q4 2005	Q4 2006	Q1 2007	Q3 2007
11. Avalon at Glen Cove North Glen Cove, NY	111	42.4	Q4 2005	Q2 2007	Q3 2007	Q1 2008
12. Avalon Danvers Danvers, MA	433	84.8	Q4 2005	Q1 2007	Q2 2008	Q4 2008
13. Avalon Woburn Woburn, MA	446	81.9	Q4 2005	Q4 2006	Q1 2008	Q3 2008
14. Avalon on the Sound II New Rochelle, NY	588	184.2	Q1 2006	Q3 2007	Q3 2008	Q1 2009
15. Avalon Meydenbauer Bellevue, WA	368	84.3	Q1 2006	Q4 2007	Q3 2008	Q1 2009
16. Avalon at Dublin Station I Dublin, CA	305	85.8	Q2 2006	Q3 2007	Q2 2008	Q4 2008
17. Avalon at Lexington Hills Lexington, MA	387	86.2	Q2 2006	Q2 2007	Q3 2008	Q1 2009

Total	5,419	$1,412.0

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	The community is currently owned by a wholly-owned subsidiary of the Company, will be financed, in part or in whole, by a construction loan, and is subject to a joint venture agreement that allows for a joint venture partner to be admitted upon construction completion.

(5)	This community is being developed under a joint venture structure. We hold a 25% equity interest in this joint venture and we anticipate that approximately 80% of the total capitalized cost will be financed through a construction loan. Our portion of the total capitalized cost of this joint venture is projected to be $29,100,000 including community-based debt.

(6)	We recently determined that soil at our Avalon Lyndhurst development site was contaminated from imported fill delivered to the site by third parties. The contaminants exceeded allowable levels for residential use under New Jersey state and local regulations, and we are in the process of remediating the site as required. As a result, we estimate that the cost to complete construction of this community, including costs associated with construction delays, may increase by approximately $10.0 million. We are pursuing the recovery of these additional costs through our insurance as well as the third parties involved, but no assurance can be given as to the amount or timing of reimbursements to us. Given the uncertainty of costs and potential recoveries, the total capitalized cost cited above does not reflect the potential impact of any additional costs associated with this remediation effort, or any potential recoveries.
Redevelopment Communities
As of June 30, 2006, we had two consolidated communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be approximately $18,700,000, excluding costs prior to redevelopment. In addition, the Fund has one community under redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing our redevelopment activity related to Fund-owned communities, as well as communities in our current operating portfolio. You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2005 for a discussion of risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

		Total cost
	Number of	($ millions)			Estimated	Estimated
	apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
	homes	cost	cost (1)	start	completion	operations (2)
1. 200 Arlington Place Arlington Heights, IL	409	$ 50.2	$ 57.1	Q1 2006	Q1 2007	Q3 2007
2. Avalon Walk I and II (3) Hamden, CT	764	59.4	71.2	Q1 2006	Q4 2007	Q2 2008
3. Ravenswood at the Park (4) Redmond, WA	400	49.2	56.7	Q2 2006	Q4 2007	Q2 2008

Total	1,573	$158.8	$185.0

(1)	Total capitalized cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	This community was developed by a predecessor of the Company. Phase I was completed in Q3 1992 and Phase II was completed in Q3 1994.

(4)	This community was acquired in Q4 2004 and was transferred to a subsidiary of the Fund in Q1 2005, reducing the Company’s indirect equity interest in the community to 15%.
Development Rights
As of June 30, 2006, we are evaluating the future development of 49 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We prefer to hold Development Rights through options to acquire land, although for 20 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 11,996 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At June 30, 2006, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $30,625,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $208,810,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2006.
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
You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2005 for a discussion of risks associated with Development Rights we are currently pursuing.

The table below presents a summary of these Development Rights:

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions) (1)
1.	New York, NY Phase III	(2)	90	$ 62
2.	Encino, CA	(2)	131	61
3.	Canoga Park, CA	(2)	210	52
4.	Acton, MA		380	71
5.	White Plains, NY		393	146
6.	Hingham, MA	(2)	235	44
7.	New York, NY		296	121
8.	Kirkland, WA Phase II	(2)	176	53
9.	Coram, NY	(2)	200	47
10.	Wilton, CT	(2)	100	24
11.	Tinton Falls, NJ		216	41
12.	Northborough, MA		350	60
13.	Irvine, CA	(2)	280	76
14.	Sharon, MA		156	26
15.	Norwalk, CT		314	63
16.	Andover, MA	(2)	115	21
17.	Union City, CA Phase I	(2)	272	74
18.	Union City, CA Phase II	(2)	166	46
19.	Brooklyn, NY		409	204
20.	Milford, CT	(2)	284	45
21.	West Long Branch, NJ	(3)	216	36
22.	Greenburgh, NY Phase II		444	112
23.	West Haven, CT		170	23
24.	Plainview, NY		160	38
25.	Shelton, CT II		171	34
26.	Oyster Bay, NY		273	69
27.	Hackensack, NJ		210	47
28.	Gaithersburg, MD		254	41
29.	Highland Park, NJ		285	67
30.	Shelton, CT		302	49
31.	Wanaque, NJ		200	33
32.	Pleasant Hill, CA	(4)	449	153
33.	Cohasset, MA	(2)	200	38
34.	Quincy, MA	(2)	146	24
35.	Plymouth, MA Phase II		81	17
36.	Dublin, CA Phase II		200	52
37.	Dublin, CA Phase III		205	53
38.	San Francisco, CA		152	40
39.	Howell, NJ		265	42
40.	Wheaton, MD	(2)	320	56
41.	Camarillo, CA		376	55
42.	Stratford, CT	(2)	146	23
43.	Alexandria, VA	(2)	282	56
44.	Saddle Brook, NJ		300	55
45.	Yaphank, NY	(2)	344	57
46.	Garden City, NY		160	58
47.	Tysons Corner, VA	(2)	439	101
48.	Camarillo, CA II		233	57
49.	Rockville, MD	(2)	240	46

	Total		11,996	$2,869

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

(3)	This community will be subject to a joint venture ownership structure.

(4)	This Development Right is subject to a joint venture arrangement. In connection with the pursuit of this Development Right, $125.0 million in bond financing was issued and immediately invested in a guaranteed investment contract (“GIC”) administered by a trustee. We do not have any equity or economic interest in the joint venture entity at this time, but we have an option to make a capital contribution to the joint venture entity for a 99% general partner interest. If we exercise this option, the bond proceeds will be released from the GIC and used for future construction of the Development Right. However, if we decide not to exercise this option, the bond proceeds will be released and returned to the issuer to redeem the bonds.
Insurance and Risk of Uninsured Losses
We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2005 for a discussion of risks associated with an uninsured property or liability loss.
Many of our West Coast communities are located in the general vicinity of active earthquake faults. A large concentration of our communities lie near, and thus are susceptible to, the major fault lines in California, including the San Andreas fault and the Hayward fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. We have in place with respect to communities located in California, for any single occurrence and in the aggregate, $75,000,000 of coverage with a deductible per building equal to five percent of the insured value of that building. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California is subject to a $100,000,000 limit, except with respect to the state of Washington, for which the limit is $65,000,000. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence. In addition, up to a policy aggregate of $2,000,000, the next $400,000 of loss per occurrence outside California will be treated as an additional deductible.
We renewed the first $15,000,000 layer of our property insurance policy on May 1, 2006. Although the remaining layers on this policy were scheduled to renew on December 1, 2006, we elected to renew most of these layers so that they will now expire on May 1, 2007, in order to mitigate the risk of cost escalation and align the renewal date for the upper layers with the renewal date for the primary layer.
Our annual general liability policy and workman’s compensation coverage renewed on August 1, 2006. We have completed our negotiations with the incumbent carrier and the insurance coverage provided for in these renewal policies did not materially change from the preceding year.
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
We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1a, “Risk Factors,” of our Form 10-K for the year ended December 31, 2005 for a discussion of risks associated with forward-looking statements.
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

(a) Evaluation of disclosure controls and procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2006, the Company performed an internal examination of the number of shares issued under its 1994 Stock Incentive Plan (the “Plan”) since adoption of the Plan in 1994. The Company determined that, while the number of shares issued under the Plan did not exceed the size of the Plan as approved by the Board of Directors and by the Company’s stockholders, the Company had issued more shares under the Plan than were registered for issuance pursuant to the Securities Act of 1933 (the “Securities Act”). In response to this determination, the Company (i) filed a new registration statement with the SEC to register future issuances of shares under the Plan, (ii) undertook a rescission offer registered pursuant to the Securities Act by which the Company offered to reacquire from Plan participants unregistered shares (the rescission offer period has expired, with no participants accepting the offer and no shares reacquired by the Company), and (iii) implemented new controls to track future issuances under the Plan against the number of shares registered under the Securities Act.

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

We are currently involved in litigation alleging that 100 communities owned by us violate the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit, Equal Rights Center v. AvalonBay Communities, Inc, was filed on September 23, 2005 in the federal district court in Maryland. The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief (such as modification of existing assets), an award of attorneys’ fees, expenses and costs of suit. The Company has filed a motion to dismiss all or parts of the suit, which has not been ruled on yet by the court. Due to the preliminary nature of the litigation, we cannot predict or determine the outcome of this lawsuit, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision. In connection with our sale of three properties that are named in the suit, we have agreed with the buyer of each property that we will pay for the cost of any physical alterations or modifications required to be made to the property pursuant to a final court order in the suit or a settlement thereunder, and we may make similar agreements with regard to other properties that we sell during the pendency of the litigation.

We are currently involved in a lawsuit regarding the handling of security deposits in California. The lawsuit, Julie E. Ko v. AvalonBay Communities, Inc. and Does 1 through 100, was filed on June 6, 2003, in California’s Los Angeles Superior Court. The suit purports to be brought on behalf of all of the Company’s former California residents who, during a four-year period, paid a security deposit to the Company for the rental of residential property in California and allegedly had a portion of the deposit withheld by the Company in excess of the damages actually sustained by the Company. We have agreed with the plaintiff on the terms of a settlement with the purported class. The settlement terms have been approved by the court, the settlement has been substantially implemented and the Company expects that the court will dismiss the case. The Company has paid or accrued for all costs it expects to incur in connection with the settlement.

We are involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company related to a community that has since completed development. A non-jury trial in the Supreme Court of the State of New York, County of Westchester, ended in April 2004, and in May 2004, the court issued a ruling, finding that (i) York Hunter breached the Construction Management Agreement between it and the Company in consequential damages, and (ii) National Union, having failed to exercise its various rights to perform and complete, is liable to the Company for consequential damages. The court issued a ruling dated October 6, 2004, awarding the Company approximately $1,250,000 plus interest. In September 2005, the Company filed an appeal to seek an increase in the damage of the award the general contractor and surety has filed an appeal seeking a reduction. There is no guarantee that a higher, or any, damage award, will be received by the Company after all appeals are filed and a final ruling is provided.

In addition to the matters described above, we are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business and, while no assurances can be given, the Company does not believe that any of these other outstanding litigation matters, individually or in the aggregate will have a material adverse effect on the Company.

Item 1a.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors which could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 in Part I, “Item 1a. Risk Factors.” The risks described in our Annual Report on Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities. During the three months ended June 30, 2006, the Company inadvertently issued 77,196 shares under its 1994 Stock Incentive Plan in connection with stock option exercises and restricted share grants under the Company’s 1994 Stock Incentive Plan that were not registered under the Securities Act of 1933. See Part I, Item 4 — Controls and Procedures for a further discussion.

Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum Dollar
	(a)	(b)	Total Number of	Amount that May
	Total Number	Average Price	Shares Purchased	Yet be Purchased
	of Shares	Paid per	as Part of Publicly	Under the Plans or
	Purchased	Share	Announced Plans	Programs
Period	(1)	(2)	or Programs	(in thousands)
Month Ended April 30, 2006	0	$—	—	$100,000
Month Ended May 31, 2006	947	$105.37	—	$100,000
Month Ended June 30, 2006	0	$—	—	$100,000

(1)	Includes shares surrendered to the Company in connection with employee stock option exercises or vesting of restricted stock as payment of exercise price or as payment of taxes.

(2)	As disclosed for the first time in our Form 10-K for the year ended December 31, 2005, our Board of Directors has adopted a Stock Repurchase Program under which we may acquire, from time to time, shares of common stock in the open market with an aggregate purchase price of up to $100,000,000. No purchases were made under this program in 2005 or in 2006 to date. In determining whether to repurchase shares, we consider a variety of factors, including our liquidity needs, the then current market price of our shares and the effect of the share repurchases on our per share earnings and FFO. There is no scheduled expiration date to this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Stockholders on May 17, 2006. The stockholders voted to elect Bryce Blair, Bruce A. Choate, John J. Healy, Jr., Gilbert M. Meyer, Timothy J. Naughton, Lance R. Primis, H. Jay Sarles, Allan D. Schuster and Amy P. Williams to serve as directors of the Company until the 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

68,562,504 votes were cast for and 412,895 votes were withheld from the election of Mr. Blair.

68,153,905 votes were cast for and 821,495 votes were withheld from the election of Mr. Choate.

68,941,788 votes were cast for and 33,611 votes were withheld from the election of Mr. Healy.

68,084,557 votes were cast for and 890,842 votes were withheld from the election of Mr. Meyer.

68,084,417 votes were cast for and 890,983 votes were withheld from the election of Mr. Naughton.

68,942,439 votes were cast for and 32,961 votes were withheld from the election of Mr. Primis.

68,940,128 votes were cast for and 35,272 votes were withheld from the election of Mr. Sarles.

68,942,964 votes were cast for and 32,436 votes were withheld from the election of Mr. Schuster.

68,941,686 votes were cast for and 33,714 votes were withheld from the election of Ms. Williams.

Stockholders were also asked to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for 2006. 68,649,275 votes were cast in favor of ratifying the selection of Ernst & Young LLP, 313,919 votes were cast against, and 12,203 abstained.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description
3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed on March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed on March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.9	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004).

4.12	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed in May 15, 2006. (Incorporated by references to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006).

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer.) (Furnished herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AVALONBAY COMMUNITIES, INC.

Date: August 9, 2006	/s/ Bryce Blair
Bryce Blair
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)