Form 10-Q
period 2006-09-30
AVALONBAY COMMUNITIES INC
filed 2006-11-09
CIK 915912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
74,602,809 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2006.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	1

Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and nine months ended September 30, 2006 and 2005	2

Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2006 and 2005	3-4

Notes to Condensed Consolidated Financial Statements (unaudited)	5-23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-50

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	51

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	51

Item 1a. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3. Defaults Upon Senior Securities	53

Item 4. Submission of Matters to a Vote of Security Holders	53

Item 5. Other Information	53

Item 6. Exhibits	53-55

SIGNATURES	56

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9-30-06	12-31-05
	(unaudited)
ASSETS
Real estate:
Land	$895,875	$882,874
Buildings and improvements	4,354,273	4,288,168
Furniture, fixtures and equipment	138,217	132,702

	5,388,365	5,303,744
Less accumulated depreciation	(1,058,148)	(938,297)

Net operating real estate	4,330,217	4,365,447
Construction in progress, including land	599,754	261,743
Land held for development	199,911	179,739
Operating real estate assets held for sale, net	64,112	138,859

Total real estate, net	5,193,994	4,945,788

Cash and cash equivalents	186,882	5,703
Cash in escrow	30,413	48,266
Resident security deposits	27,086	26,290
Investments in unconsolidated real estate entities	49,054	41,942
Deferred financing costs, net	18,772	17,976
Deferred development costs	33,393	31,467
Prepaid expenses and other assets	51,603	47,628

Total assets	$5,591,197	$5,165,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$2,152,973	$1,809,182
Variable rate unsecured credit facility	—	66,800
Mortgage notes payable	487,025	458,035
Dividends payable	60,359	54,476
Payables for construction	53,761	25,890
Accrued expenses and other liabilities	89,203	82,536
Accrued interest payable	26,183	34,649
Resident security deposits	37,845	35,601
Liabilities related to real estate assets held for sale	42,981	36,764

Total liabilities	2,950,330	2,603,933

Minority interest of unitholders in consolidated partnerships	5,446	19,464

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both September 30, 2006 and December 31, 2005; 4,000,000 shares issued and outstanding at both September 30, 2006 and December 31, 2005	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both September 30, 2006 and December 31, 2005; 74,594,177 and 73,663,048 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	746	737
Additional paid-in capital	2,475,529	2,429,568
Accumulated earnings less dividends	162,905	115,788
Accumulated other comprehensive loss	(3,799)	(4,470)

Total stockholders’ equity	2,635,421	2,541,663

Total liabilities and stockholders’ equity	$5,591,197	$5,165,060

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9-30-06	9-30-05	9-30-06	9-30-05
Revenue:
Rental and other income	$186,082	$169,438	$539,314	$494,603
Management, development and other fees	1,585	1,379	4,186	3,175

Total revenue	187,667	170,817	543,500	497,778

Expenses:
Operating expenses, excluding property taxes	53,513	50,734	154,250	141,684
Property taxes	17,103	16,591	50,878	48,814
Interest expense, net	26,937	31,790	82,195	96,021
Depreciation expense	40,364	38,787	121,518	117,481
General and administrative expense	5,633	5,857	18,395	19,278

Total expenses	143,550	143,759	427,236	423,278

Equity in income of unconsolidated entities	589	208	1,024	6,969
Minority interest expense in consolidated partnerships	(135)	(315)	(395)	(1,166)
Gain on sale of land	505	—	13,671	4,617

Income from continuing operations	45,076	26,951	130,564	84,920

Discontinued operations:
Income from discontinued operations	—	3,686	1,147	11,978
Gain on sale of communities	—	68,491	97,411	128,751

Total discontinued operations	—	72,177	98,558	140,729

Net income	45,076	99,128	229,122	225,649
Dividends attributable to preferred stock	(2,175)	(2,175)	(6,525)	(6,525)

Net income available to common stockholders	$42,901	$96,953	$222,597	$219,124

Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	(514)	1,113	671	2,059

Comprehensive income	$42,387	$98,066	$223,268	$221,183

Dividends declared per common share	$0.78	$0.71	$2.34	$2.13

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.58	$0.34	$1.68	$1.08
Discontinued operations	—	0.98	1.33	1.93

Net income available to common stockholders	$0.58	$1.32	$3.01	$3.01

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.57	$0.33	$1.64	$1.06
Discontinued operations	—	0.97	1.31	1.89

Net income available to common stockholders	$0.57	$1.30	$2.95	$2.95

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	9-30-06	9-30-05
Cash flows from operating activities:
Net income	$229,122	$225,649
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense, including discontinued operations	121,518	120,507
Amortization of deferred financing costs and debt premium/discount	3,121	2,998
Amortization of deferred compensation	8,208	6,309
Income allocated to minority interest in consolidated partnerships including discontinued operations	395	1,166
Gain on sale of real estate assets	(111,082)	(133,368)
Gain on sale of technology investment	(433)	(6,252)
Increase in cash in operating escrows	(456)	(2,255)
Increase in resident security deposits, prepaid expenses and other assets	(2,527)	(10,551)
Increase in accrued expenses, other liabilities and accrued interest payable	1,724	8,194

Net cash provided by operating activities	249,590	212,397

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(483,085)	(248,969)
Acquisition of real estate assets, including partner equity interest	—	(57,415)
Capital expenditures — existing real estate assets	(14,527)	(13,122)
Capital expenditures — non-real estate assets	(386)	(1,035)
Proceeds from sale of real estate and technology investment, including reimbursement for Fund and joint venture communities, net of selling costs	240,665	358,168
Increase (decrease) in payables for construction	27,871	(4,697)
Decrease (increase) in cash in construction escrows	18,309	(40,776)
Increase in investments in unconsolidated real estate entities	(6,924)	(12,562)

Net cash used in investing activities	(218,077)	(20,408)

Cash flows from financing activities:
Issuance of common stock	22,763	31,212
Dividends paid	(174,686)	(161,035)
Net borrowings (repayments) under unsecured credit facility	(66,800)	10,800
Issuance of mortgage notes payable and draws on construction loans	42,299	21,643
Repayments of mortgage notes payable	(13,309)	(41,430)
Issuance (repayment) of unsecured notes, net	343,743	(50,321)
Payment of deferred financing costs	(3,869)	(987)
Redemption of units for cash by minority partners	(80)	(50)
Distributions to DownREIT partnership unitholders	(297)	(902)
Distributions to joint venture and profit-sharing partners	(98)	(91)

Net cash provided by (used) in financing activities	149,666	(191,161)

Net increase in cash and cash equivalents	181,179	828

Cash and cash equivalents, beginning of period	5,703	1,440

Cash and cash equivalents, end of period	$186,882	$2,268

Cash paid during period for interest, net of amount capitalized	$86,128	$98,975

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the nine months ended September 30, 2006:
•	As described in Note 4, “Stockholders’ Equity,” 122,172 shares of common stock valued at $12,368 were issued in connection with stock grants, 1,625 shares valued at $169 were issued through the Company’s dividend reinvestment plan and 47,448 shares valued at $3,365 were withheld to satisfy employees’ tax withholding and other liabilities, for a net value of $9,172. In addition, the Company granted 864,113 options for common stock, net of forfeitures, at a value of $9,889.

•	302,823 units of limited partnership, valued at $13,990, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $671 to adjust the fair value of the Company’s Hedging Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to the current market value and record the effective portion of the Hedging Derivatives’ fair value changes in other comprehensive income.

•	Common and preferred dividends declared but not paid totaled $60,359.
During the nine months ended September 30, 2005:
•	165,790 shares of common stock were issued in connection with stock grants, 1,020 shares were issued through the Company’s dividend reinvestment plan, 45,989 shares were withheld to satisfy employees’ tax withholding and other liabilities and 7,311 shares were forfeited, for a net value of $9,026. In addition, the Company granted 711,685 options for common stock, net of forfeitures, at a value of $4,573.

•	49,263 units of limited partnership, valued at $2,202, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company deconsolidated mortgage notes payable in the aggregate amount of $24,869 upon admittance of outside investors into a previously consolidated discretionary investment fund. See Note 6, “Investments in Unconsolidated Entities.”

•	The Company assumed fixed rate debt of $4,566 in connection with the acquisition of an improved land parcel.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $2,059 to adjust the Company’s Hedging Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $54,379.

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
At September 30, 2006, the Company owned or held a direct or indirect ownership or economic interest in 146 operating apartment communities containing 42,363 apartment homes in ten states and the District of Columbia, of which four communities containing 1,993 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 17 communities under construction that are expected to contain an aggregate of 5,082 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 48 communities that, if developed in the manner expected, will contain an estimated 12,394 apartment homes.
During the three months ended September 30, 2006:
•	The Company completed the development of two communities, Avalon Camarillo and Avalon Del Rey. Avalon Camarillo, located in Ventura County, California, is a garden-style community containing 249 apartment homes and was completed for a total capitalized cost of $48,100. Avalon Del Rey, located in Los Angeles, California, is a garden-style community containing 309 apartment homes and was completed for a total construction cost of $70,000. In the fourth quarter of 2006, the Company expects to complete a previously arranged transaction whereby the Company will admit a 70% partner to the joint venture that owns Avalon Del Rey. See Note 6, “Investments in Unconsolidated Entities.”

•	The Company commenced construction of two wholly-owned communities, Avalon Encino, located in Encino, California and Avalon Bowery Place II, located in New York, New York. Avalon Encino is expected to contain 131 apartment homes when completed for a total projected capitalized cost of $61,500. Avalon Bowery Place II, when completed, will consist of 90 apartment homes and 16,200 square feet of retail space, for a total projected capitalized cost of $61,900. Avalon Bowery Place II is an additional phase of a multi-phase, mixed-use community that is expected to contain an aggregate of 657 apartment homes and 109,600 square feet of retail space for a total projected capitalized cost of $307,400.

•	The Company commenced redevelopment of Avalon at AutumnWoods, located in Fairfax, Virginia. Avalon at AutumnWoods is a garden-style community containing 420 apartment homes, and the projected total capitalized cost of the redevelopment is $7,100, excluding costs incurred prior to redevelopment.

•	The Company purchased a parcel of land located in Oyster Bay, New York, for a purchase price of $8,680. In addition, the Company entered into a 99-year ground lease on a parcel of land located in New York, New York.

•	The Company, through a Taxable REIT Subsidiary (“TRS”) sold a parcel of land located in Danvers, Massachusetts for a sales price of $3,960, resulting in a gain in accordance with generally accepted accounting principles (“GAAP”) of $505 after taxes.

•	AvalonBay Value Added Fund, L.P. (the “Fund”), the private, discretionary investment vehicle in which the Company holds an equity interest of approximately 15%, acquired one community. See Note 6, “Investments in Unconsolidated Entities.”

The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s quarterly reports on Form 10-Q for subsequent quarters. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned partnerships, certain joint venture partnerships, subsidiary partnerships structured as DownREITs and any variable interest entities consolidated under FASB Interpretation No. 46 (“FIN 46(R)”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as revised in December 2003. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company assesses consolidation of variable interest entities under the guidance of FIN 46 (R). The Company accounts for joint venture entities and subsidiary partnerships, including those structured as DownREITs, that are not variable interest entities, in accordance with EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under EITF Issue No. 04-5, the general partner in a limited partnership is presumed to control that limited partnership, unless that presumption is overcome by the limited partners having either: (i) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve the limited partnership or otherwise remove the general partner without cause; or (ii) substantive participating rights.
In each of the partnerships structured as DownREITs, either the Company or one of the Company’s wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the Company’s current common stock dividend per share. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the partnership agreement. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of the Company’s common stock. In lieu of a cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company’s common stock.
Revenue and Gain Recognition
Rental income related to leases is recognized on an accrual basis when due from residents in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” In accordance with the Company’s standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease, which is generally one year. The Company accounts for sales of real estate assets and the related gain recognition in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.”

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
The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when development efforts commence and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use. Cost capitalization during redevelopment of apartment homes (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out-of-service for redevelopment and ends when the apartment home redevelopment is completed and the apartment home is available for a new resident. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are recognized as they accrue.
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, deeming future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which include costs incurred on Development Rights not yet considered probable, as well as the abandonment or impairment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $136 and $146 for the three months ended September 30, 2006 and 2005, respectively, and $1,502 and $511 for the nine months ended September 30, 2006 and 2005, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be widely different in future years.
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
If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company’s policy is to assess any impairment in value by making a comparison of the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company did not recognize an impairment loss on any of its operating communities during the three and nine months ended September 30, 2006 or 2005.
Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $17,636 at September 30, 2006 and $16,074 at December 31, 2005.
Cash, Cash Equivalents and Cash in Escrow
Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The majority of the Company’s cash, cash equivalents and cash in escrow is held at major commercial banks.
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” For fair value hedge relationships, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recognized in current period earnings. For cash flow hedge relationships, changes in the fair value of the derivative instrument that are deemed effective at offsetting the risk being hedged, are reported in other comprehensive income. For cash flow hedges where the cumulative changes in the fair value of the derivative exceed the cumulative changes in fair value of the hedged item, the ineffective portion is recognized in current period earnings. Derivatives which are not part of a hedge relationship are recorded at fair value through earnings. As of September 30, 2006 and December 31, 2005, the Company had approximately $263,000 and $233,000, respectively, in variable rate debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities.”

Comprehensive Income
Comprehensive income, as reflected on the Condensed Consolidated Statements of Operations and Other Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive loss as reflected in Note 4, “Stockholders’ Equity,” reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
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

	For the three months ended		For the nine months ended
	9-30-06	9-30-05	9-30-06	9-30-05
Basic and diluted shares outstanding

Weighted average common shares — basic	74,226,808	73,194,714	74,047,944	72,824,732
Weighted average DownREIT units outstanding	151,936	468,307	180,265	481,306
Effect of dilutive securities	1,310,155	1,341,746	1,275,817	1,321,744

Weighted average common shares — diluted	75,688,899	75,004,767	75,504,026	74,627,782

Calculation of Earnings per Share — basic

Net income available to common stockholders	$42,901	$96,953	$222,597	$219,124

Weighted average common shares — basic	74,226,808	73,194,714	74,047,944	72,824,732

Earnings per common share — basic	$0.58	$1.32	$3.01	$3.01

Calculation of Earnings per Share — diluted

Net income available to common stockholders	$42,901	$96,953	$222,597	$219,124
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	99	291	296	1,072

Adjusted net income available to common stockholders	$43,000	$97,244	$222,893	$220,196

Weighted average common shares — diluted	75,688,899	75,004,767	75,504,026	74,627,782

Earnings per common share — diluted	$0.57	$1.30	$2.95	$2.95

Employee options to purchase shares of common stock of 0 and 4,500 were outstanding during the three and nine months ended September 30, 2006, but were not included in the computation of diluted earnings per share because in applying the treasury stock method under the provisions of SFAS 123(R), as discussed below, such options are anti-dilutive. Employee options to purchase shares of common stock of 0 and 1,500 were outstanding during the three and nine months ended September 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.
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

Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the three and nine months ended September 30, 2006 is the same as the cost that would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. However, the cost related to stock-based employee compensation for stock options for the three and nine months ended September 30, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. If the fair value based method had been applied to all outstanding and unvested awards in the three and nine months ended September 30, 2005, net income would have been $4 and $108 lower in the three and nine months ended September 30, 2005, respectively. There would not have been any impact on earnings per common share – diluted during either the three or nine months ended September 30, 2005.
The Company adopted the provisions of SFAS No. 123(R), “Share Based Payment,” using the modified prospective transition method on January 1, 2006. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations. However, the adoption of SFAS No. 123(R) changed the service period for, and timing of, the recognition of compensation cost related to retirement eligibility, which will generally result in accelerated expense recognition by the Company for its stock-based compensation programs. The Company previously recorded compensation cost over the vesting period, regardless of eligibility for retirement. If the Company had recorded compensation cost based on retirement eligibility, the increase to compensation cost during the three and nine months ended September 30, 2006 and 2005 would not have been material.
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
The Company is currently involved in construction litigation with a general contractor and a surety bond provider related to a community that has since completed development. A non-jury trial ended in April 2004, and in May 2004, the court issued a ruling, finding that these parties were liable to the Company for consequential damages due to breach of contract and other failures to perform. The court issued a ruling in October 2004, awarding the Company approximately $1,250 plus interest. In September 2005, the ruling was appealed. During the three months ended September 30, 2006, the appeals court ruled to reduce the Company’s award to $371 plus interest. The Company intends to move for leave to file a further appeal.
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
The Company determined that contaminated soil from imported fill was delivered to the Avalon Lyndhurst development site by third parties. The contaminants exceeded allowable levels for residential use under New Jersey state and local regulations, and remediation is substantially complete. The Company estimates that the cost to complete construction of this community, including indirect costs associated with construction delays, has increased by approximately $10,000 as compared to the original construction budget. The Company is pursuing the recovery of these additional costs through its insurance as well as the third parties involved, but no assurance can be given as to the amount or timing of reimbursements to the Company. The Company is recording these incremental costs as incurred as an increase to the total capitalized cost. Potential recoveries will be recorded as they become certain or are received.

Although the estimated costs to complete construction of this community exceed the original construction budget, the Company does not expect that, upon completion, there will be an impairment in value of this asset which would require a write down in the carrying value. The Company will update this assessment based on changes in circumstances or market conditions.
Assets Held for Sale & Discontinued Operations
The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, be presented separately in the Condensed Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income. Held for sale and discontinued operations classifications are provided in both the current and prior years presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Condensed Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded. For those assets qualifying for classification as discontinued operations, the community specific components of net income presented as discontinued operations include net operating income, minority interest expense, interest expense, net, and for periods prior to classification as discontinued operations, the impact on the statements of operations and other comprehensive income will include depreciation. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the Company’s financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Condensed Consolidated Statements of Cash Flows.
Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”) which provides guidance for the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 establishes a threshold for the recognition and measurement in financial statements of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for all fiscal years beginning after December 15, 2006. The Company is still assessing the impact and disclosure requirements of FIN 48.
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
Reclassifications
Certain reclassifications have been made to amounts in prior period’s financial statements to conform to current period presentations.
2. Interest Capitalized
Capitalized interest associated with communities under development or redevelopment totaled $12,910 and $6,519 for the three months ended September 30, 2006 and 2005, respectively, and $32,479 and $18,217 for the nine months ended September 30, 2006 and 2005, respectively.

3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of September 30, 2006 and December 31, 2005 are summarized as follows. The amounts and discussion below do not include the construction loan payable related to a community held for sale as of September 30, 2006 (see Note 7, “Real Estate Disposition Activities”).

	9-30-06	12-31-05
Fixed rate unsecured notes (1)	$2,152,973	$1,809,182
Fixed rate mortgage notes payable — conventional and tax-exempt	235,496	239,025
Variable rate mortgage notes payable — conventional and tax-exempt	251,529	219,010

Total notes payable and unsecured notes	2,639,998	2,267,217
Variable rate unsecured credit facility	—	66,800

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,639,998	$2,334,017

(1)	Balances at September 30, 2006 and December 31, 2005 are net of $3,027 and $818 of debt discount, respectively, related to the issuance of unsecured notes.
The following debt activity occurred during the nine months ended September 30, 2006:
•	The Company issued $34,000 of variable rate mortgage debt maturing in April 2011;

•	The Company repaid $150,000 of unsecured notes with an annual interest rate of 6.8%, pursuant to their scheduled maturity; and

•	The Company issued a total of $500,000 of unsecured notes under its existing shelf registration statement. The offering consisted of two separate $250,000 tranches with effective interest rates of 5.586% and 5.820%, maturing in January 2012 and September 2016, respectively.
In addition, in the aggregate, secured notes payable mature at various dates from October 2008 through April 2043 and are secured by certain apartment communities (with a net carrying value of $672,895 as of September 30, 2006). As of September 30, 2006, the Company has guaranteed approximately $67,780 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes.
The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.8% at both September 30, 2006 and at December 31, 2005. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed on the following page), including the effect of certain financing related fees, was 6.2% at September 30, 2006 and 5.5% at December 31, 2005.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at September 30, 2006 are as follows:

				Stated
	Secured	Secured	Unsecured	interest rate
	notes	notes	notes	of unsecured
Year	payments	maturities	maturities	notes
2006	$2,656	$—	$—	—%
2007	7,738	—	110,000	6.875%
			150,000	5.000%
2008	8,197	4,368	50,000	6.625%
			146,000	8.250%
2009	7,255	73,793	150,000	7.500%
2010	5,448	28,989	200,000	7.500%
2011	4,302	35,910	300,000	6.625%
			50,000	6.625%
2012	3,495	12,166	250,000	6.125%
			250,000	5.500%
2013	3,507	—	100,000	4.950%
2014	3,748	33,100	150,000	5.375%
2015	4,008	—	—	—
Thereafter	103,587	144,758	250,000	5.750%

	$153,941	$333,084	$2,156,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.
The Company has a $500,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank and Wachovia Bank, N.A. serving as banks and syndication agents for a syndicate of commercial banks and Bank of America, serving as bank and administrative agent. The Company had no amounts outstanding under the facility and $39,492 in letters of credit on September 30, 2006 and $66,800 outstanding under the facility and $40,154 in letters of credit on December 31, 2005. Under the terms of the credit facility, the Company may elect to increase the facility by up to an additional $150,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $750. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.55% per annum. The stated spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of the Company’s long-term unsecured debt. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $250,000. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company does not have any amounts outstanding under this competitive bid option as of September 30, 2006.

The Company is subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels and (ii) prohibitions on paying dividends in amounts that exceed 95% of the Company’s Funds from Operations, as defined therein, except as may be required to maintain the Company’s REIT status. The credit facility matures in May 2008, assuming exercise of a one-year renewal option by the Company. The Company is currently negotiating a new expanded credit facility with which it expects will have lower pricing and additional capacity. However, there can be no assurances that the Company will be successful in obtaining such improved terms.
4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the nine months ended September 30, 2006:

				Accumulated	Accumulated
			Additional	earnings	other
	Preferred	Common	paid-in	less	comprehensive	Stockholders'
	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2005	$40	$737	$2,429,568	$115,788	$(4,470)	$2,541,663

Net income	—	—	—	229,122	—	229,122
Unrealized gain on cash flow hedges	—	—	—	—	671	671
Dividends declared to common and preferred stockholders	—	—	—	(180,738)	—	(180,738)
Issuance of common stock, net of withholdings	—	9	34,815	(1,267)	—	33,557
Vesting of restricted stock grants and options	—	—	11,146	—	—	11,146

Balance at September 30, 2006	$40	$746	$2,475,529	$162,905	$(3,799)	$2,635,421

During the nine months ended September 30, 2006, the Company:
(i)	issued 553,412 shares of common stock in connection with stock options exercised;

(ii)	issued 302,823 shares of common stock to acquire an equal number of DownREIT limited partnership units;

(iii)	issued 1,625 shares through the Company’s dividend reinvestment plan;

(iv)	issued 122,172 common shares in connection with stock grants; and

(v)	withheld 48,903 shares to satisfy employees’ tax withholding and other liabilities.
In addition, the Company granted 864,113 options for common stock to employees. As required under SFAS No. 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during the nine months ended September 30, 2006 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2006 or on the summary of changes in stockholders’ equity above, and will not be reflected until earned as compensation cost.
Dividends per common share for the nine months ended September 30, 2006 and 2005 were $2.34 and $2.13 per share, respectively. In both the nine months ended September 30, 2006 and 2005, average dividends for preferred shares were $1.63 per share.
5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt. The Company has not entered into any interest rate hedge agreements for its conventional unsecured debt and does not enter into derivative transactions for trading or other speculative purposes.

As of September 30, 2006, pay-fixed interest rate swaps convert approximately $66,000 of the Company’s tax-exempt variable rate debt to a weighted average fixed interest rate of 6.3%. In addition, as of September 30, 2006, the Company has capped its maximum exposure to increases in interest rates on approximately $197,000 of its existing variable rate debt, which floats at a weighted average coupon interest rate of 5.6%, and a weighted average capped interest rate of 7.7%. These Hedging Derivatives have maturity dates ranging from 2007 to 2011. All of the Company’s Hedging Derivatives are accounted for in accordance with SFAS No. 133. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.
The Company has determined that its Hedging Derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in the Company recording the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives to their fair value, the Company recorded unrealized gains in other comprehensive income of $671 and $2,059 during the nine months ended September 30, 2006 and 2005, respectively. The estimated amount, included in accumulated other comprehensive income as of September 30, 2006, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period is not material.
The Company assesses, both at inception and on an on-going basis, the effectiveness of qualifying cash flow hedges. Hedge ineffectiveness did not have a material impact on earnings of the Company for any prior period, and the Company does not anticipate that it will have a material effect in the future. The fair values of the Hedging Derivatives are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.
Derivative financial instruments expose the Company to credit risk and interest rate risk. Credit risk is the risk of a counterparty not performing under the terms of the Hedging Derivatives. The counterparties to these Hedging Derivatives are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. The Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity. Based on the current exposure of the Company from outstanding Hedging Derivatives, the Company believes the likelihood of realizing losses from counterparty non-performance is remote. Interest rate risk is the risk that the value of the Company’s Hedging Derivatives will decline due to adverse changes in market interest rates. The Company manages interest rate risk associated with its Hedging Derivatives by limiting the types and amounts of contracts executed. These risks are managed by the Company’s Chief Financial Officer and Senior Vice President — Finance.
6. Investments in Unconsolidated Entities
Investments in Unconsolidated Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46(R) in accordance with EITF Issue No. 04-5. As of September 30, 2006, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:
•	a general partnership interest in a partnership that owns the Avalon Run community, in which after the partnership makes certain distributions to the third-party partner, the Company will generally be entitled to receive 40% of all operating cash flow distributions and 49% of all residual cash flow following a sale. During the third quarter of 2006, the Company agreed to purchase its partner’s 51% interest in Avalon Run, a community developed through a general partnership in 1994. Avalon Run is a garden-style community containing 426 apartment homes, located in Lawrenceville, New Jersey. The Company expects to complete the acquisition in the fourth quarter of 2006, at which time Avalon Run will be a wholly-owned community and as such will be consolidated for financial reporting purposes;

•	a limited liability company membership interest in a limited liability company that owns the Avalon Grove community, in which after the limited liability company makes certain distributions to the third-party partner, the Company will generally be entitled to receive 50% of all distributions;

•	a 25% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in a limited liability company that owns the Avalon Bedford community;

•	a 20% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in the limited liability company that owns the Avalon Chrystie Place I community;

•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that is developing and will own the Avalon at Mission Bay North II community; and

•	a 15.2% combined general partner and indirect limited partner equity interest in the Fund, which owns the following communities: Avalon at Redondo Beach, Avalon Lakeside, Avalon Columbia, Ravenswood at the Park, Avalon at Poplar Creek, Fuller Martel, Civic Center Place, Paseo Park, Aurora at Yerba Buena, Avalon at Aberdeen Station and The Springs. During the three months ended September 30, 2006, the Fund acquired The Springs, located in Corona, California (part of the Inland Empire) for $47,120. The Springs is a garden-style community containing 320 apartment homes.

In addition, as part of the formation of the Fund, the Company has provided to one of the limited partners a guarantee. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $3,400 as of September 30, 2006). As of September 30, 2006, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under a liquidation scenario. In addition, the estimated fair value of this guarantee is not significant, and the Company has therefore not recorded the fair value of this guarantee as of September 30, 2006.
The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	9-30-06	12-31-05
	(unaudited)
Assets:
Real estate, net	$684,181	$449,418
Other assets	69,192	111,623

Total assets	$753,373	$561,041

Liabilities and partners’ equity:
Mortgage notes payable and credit facility	$472,710	$332,760
Other liabilities	22,948	26,745
Partners’ equity	257,715	201,536

Total liabilities and partners’ equity	$753,373	$561,041

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)
	9-30-06	9-30-05	9-30-06	9-30-05
Rental income	$17,518	$10,030	$47,486	$23,845
Operating and other expenses	(8,189)	(5,780)	(21,921)	(13,974)
Interest expense, net	(5,981)	(1,870)	(16,047)	(3,812)
Depreciation expense	(4,697)	(2,596)	(12,453)	(5,513)

Net Income (loss)	$(1,349)	$(216)	$(2,935)	$546

In addition, the Company is subject to the following arrangements related to entities that are not accounted for under the equity method of accounting:
•	The Company is party to an agreement for Avalon Del Rey, which completed construction during the three months ended September 30, 2006, whereby a 70% joint venture partner will be admitted to the limited liability company that owns the community. The Company will retain a 30% equity interest in the joint venture, as well as serve as the managing member. Although this transaction is expected to occur during the three months ended December 31, 2006, this joint venture will continue to be consolidated for financial reporting purposes, deferring the recognition of any gain on the transaction, for a period of up to one year following the admittance of the partner to the limited liability company due to the extent of the Company’s continuing involvement with the community;

•	The Company retained a promoted residual interest in the profits of an entity that acquired the Avalon Juanita Village community after construction of the community by the Company. Although the Company has the right to receive payments upon disposition of the community after achievement of a threshold return, the Company does not hold any equity interest in the joint venture; and

•	The Company holds an option to make a capital contribution to an entity in connection with the pursuit of a Development Right in Pleasant Hill, California. The Company currently does not have any equity or economic interest in this entity. However, due to the nature of the Company’s option to make a capital contribution, this entity is considered a variable interest entity under FIN 46(R), where the Company is the primary beneficiary. This entity does not have any operations and has minimal assets and equity, and is therefore not considered a significant variable interest entity.
In connection with the general contractor services that the Company provides or has provided to two unconsolidated real estate entities, the Company has provided construction completion guarantees to the related lenders in order to fulfill their standard financing requirements related to the construction financing. Our obligations under these guarantees will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied, which is expected to occur at dates between 2006 and 2007. Construction for each of these three unconsolidated real estate entities is either complete or proceeding on schedule and on budget, and therefore there are no payments that the Company would be required to make under these construction completion guarantees as of September 30, 2006. No liability has been recorded related to these construction completion guarantees as of September 30, 2006. In addition, one unconsolidated entity has outstanding secured bonds that have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of the unconsolidated entity’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that the unconsolidated entity will obtain a final certificate of occupancy for the project overall once tenant improvements related to a retail tenant are complete, which is expected in 2007. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. All repayment obligations under the bonds have been met by the unconsolidated entity. No liability related to these guarantees has been recorded as of September 30, 2006. Furthermore, the estimated fair value of each of these guarantees is not significant, and therefore the Company has not recorded the fair value of these guarantees as of September 30, 2006.

Investments in Unconsolidated Non-Real Estate Entities
In February 2005, the Company sold its interest in a technology venture that was accounted for under the cost method. Under the terms of the sale, certain proceeds were escrowed to secure the purchaser’s rights to indemnification. Any amounts not used for this purpose were distributed to the former investors in the venture in the third quarter of 2006. For the three months ended September 30, 2006, the Company recognized $433 for the final installment of the gain on this sale upon release of this escrow.
7. Real Estate Disposition Activities
During the nine months ended September 30, 2006, the Company sold three communities: Avalon Estates, located in the Boston, Massachusetts area, Avalon Cupertino, located in San Jose, California and Avalon Corners, located in Stamford, Connecticut. These three communities, which contained a total of 668 apartment homes, were sold for an aggregate sales price of $182,750. The sale of these three communities resulted in a gain as reported in accordance with GAAP of $97,411. The buyers of these assets intend to continue to operate these communities as rental apartments.
As of September 30, 2006, the Company had one community, Avalon Del Rey, that qualified as held for sale under the provisions of SFAS No. 144. Avalon Del Rey is subject to a previously executed agreement whereby the Company expects to admit a 70% partner to the limited liability company that owns Avalon Del Rey (see Note 6, “Investments in Unconsolidated Entities”). As required under SFAS No. 144, the Company has classified the real estate assets (which is net of an impairment charge taken on the land in 2002, as well as accumulated depreciation recorded through September 30, 2006) and the related liabilities for Avalon Del Rey as held for sale, as separate captions in the accompanying Condensed Consolidated Balance Sheets. The Company’s Condensed Consolidated Balance Sheets also include other assets (excluding net real estate) of $2,731 and $1,215, as of September 30, 2006 and December 31, 2005, respectively, relating to real estate assets sold or held for sale. However, due to the continuing involvement of the Company through its 30% ownership interest and its role as the managing member in the venture, Avalon Del Rey has been and will continue to be reported as a component of continuing operations on the accompanying Condensed Consolidated Financial Statements.
Also in accordance with the requirements of SFAS No. 144, the operations for any communities sold from January 1, 2005 through September 30, 2006 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.
The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the nine months ended
	9-30-06	9-30-05	9-30-06	9-30-05
Rental income	$—	$6,197	$1,787	$22,167
Operating and other expenses	—	(2,100)	(640)	(7,163)
Interest expense, net	—	—	—	—
Depreciation expense	—	(411)	—	(3,026)

Income from discontinued operations	$—	$3,686	$1,147	$11,978

During the nine months ended September 30, 2006, the Company sold two parcels of land, both located in the Northeast, for an aggregate sales price of $18,960, resulting in aggregate GAAP gains of $13,671.

8. Segment Reporting
The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities. Annually as of January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification, unless disposition plans regarding a community change, throughout the year for the purpose of reporting segment operations. During the three months ended September 30, 2006, the classification of certain communities was adjusted to reflect changes in the Company’s disposition program. All amounts have been adjusted from amounts previously reported to reflect this new classification.
•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2006, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2005, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities does not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2006.
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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2006 and 2005 is as follows:

	For the three months ended		For the nine months ended
	9-30-06	9-30-05	9-30-06	9-30-05
Net income	$45,076	$99,128	$229,122	$225,649
Corporate-level property management and other indirect operating expenses	8,154	8,442	25,092	23,164
Corporate-level other income	(1,585)	(1,378)	(4,184)	(3,432)
Investments and investment management	1,388	1,211	5,257	3,374
Interest expense, net	26,937	31,790	82,195	96,021
General and administrative expense	5,633	5,857	18,395	19,278
Equity in income of unconsolidated entities	(589)	(208)	(1,024)	(6,969)
Minority interest expense in consolidated partnerships	135	315	395	1,166
Depreciation expense	40,364	38,787	121,518	117,481
Gain on sale of land	(505)	—	(13,671)	(4,617)
Gain on sale of communities	—	(68,491)	(97,411)	(128,751)
Income from discontinued operations	—	(3,686)	(1,147)	(11,978)

Net operating income	$125,008	$111,767	$364,537	$330,386

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The table on the following page provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three and nine months ended September 30, 2006 and 2005 has been adjusted for discontinued operations and communities held for sale as of September 30, 2006 as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended				For the nine months ended
	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate(1)	revenue	NOI	from prior year	real estate(1)
For the period ended September 30, 2006

Established
Northeast	$51,912	$34,836	4.9%	$1,262,254	$152,504	$102,190	4.8%	$1,262,254
Mid-Atlantic	25,553	17,882	12.0%	590,748	74,442	52,820	11.5%	590,748
Midwest	2,956	1,844	19.7%	92,204	8,524	5,288	5.4%	92,204
Pacific Northwest	8,449	5,525	14.9%	315,717	24,448	16,030	11.2%	315,717
Northern California	38,887	26,896	13.9%	1,439,296	113,326	79,043	10.7%	1,439,296
Southern California	14,625	10,416	7.9%	373,286	42,883	30,954	9.3%	373,286

Total Established	142,382	97,399	9.7%	4,073,505	416,127	286,325	8.4%	4,073,505

Other Stabilized	23,674	14,997	n/a	766,679	69,011	43,775	n/a	766,679
Development / Redevelopment	20,026	12,612	n/a	1,118,629	54,178	34,437	n/a	1,118,629
Land Held for Future Development	n/a	n/a	n/a	199,911	n/a	n/a	n/a	199,911
Non-allocated (2)	1,585	n/a	n/a	29,306	4,184	n/a	n/a	29,306

Total	$187,667	$125,008	11.8%	$6,188,030	$543,500	$364,537	10.3%	$6,188,030

For the period ended September 30, 2005

Established
Northeast	$42,497	$28,239	5.2%	$1,057,996	$125,070	$83,349	3.4%	$1,057,996
Mid-Atlantic	17,478	12,187	4.9%	386,987	50,962	35,890	2.7%	386,987
Midwest	2,817	1,540	(2.5%)	91,530	8,333	5,014	6.7%	91,530
Pacific Northwest	7,626	4,810	6.9%	314,906	22,325	14,418	7.3%	314,906
Northern California	36,783	24,563	3.0%	1,473,931	108,823	74,212	2.5%	1,473,931
Southern California	12,319	8,943	9.0%	330,868	36,241	26,261	6.6%	330,868

Total Established	119,520	80,282	4.8%	3,656,218	351,754	239,144	3.6%	3,656,218

Other Stabilized	19,934	13,166	n/a	656,969	57,709	37,654	n/a	656,969
Development / Redevelopment	29,985	18,319	n/a	1,089,541	84,883	53,588	n/a	1,089,541
Land Held for Future Development	n/a	n/a	n/a	179,461	n/a	n/a	n/a	179,461
Non-allocated (2)	1,378	n/a	n/a	30,709	3,432	n/a	n/a	30,709

Total	$170,817	$111,767	9.5%	$5,612,898	$497,778	$330,386	10.6%	$5,612,898

(1)	Does not include gross real estate assets for discontinued operations and communities held for sale of $64,836 and $205,556 as of September 30, 2006, and 2005, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.
9. Stock-Based Compensation Plans
The Company has a stock incentive plan (the “1994 Plan”), which was amended and restated on December 8, 2004 and further amended on February 9, 2006. Individuals who are eligible to participate in the 1994 Plan include officers, other associates, outside directors and other key persons of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. The 1994 Plan authorizes (i) the grant of stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code, (ii) the grant of stock options that do not so qualify, (iii) grants of shares of restricted and unrestricted common stock, (iv) grants of deferred stock awards, (v) performance share awards entitling the recipient to acquire shares of common stock and (vi) dividend equivalent rights.
Shares of common stock of 1,791,104 and 2,066,308 were available for future option or restricted stock grant awards under the 1994 Plan as of September 30, 2006 and December 31, 2005, respectively. Annually on January 1st, the maximum number available for issuance under the 1994 Plan is increased by between 0.48% and 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.
The Company is the surviving corporation from the merger (the “Merger”) of Bay Apartment Communities, Inc (“Bay”) and Avalon Properties, Inc (“Avalon”) on June 4, 1998. Before the Merger, Avalon had adopted its 1995 Equity Incentive Plan (the “Avalon 1995 Incentive Plan”). Under the Avalon 1995 Incentive Plan, a maximum number of 3,315,054 shares (or 2,546,956 shares as adjusted for the Merger) of common stock were issuable, plus any shares of common stock represented by awards under Avalon’s 1993 Stock Option and Incentive Plan (the “Avalon 1993 Plan”) that were forfeited, canceled, reacquired by Avalon, satisfied without the issuance of common stock or otherwise terminated (other than by exercise). Options granted to officers, non-employee directors and associates under the Avalon 1995 Incentive Plan generally vested over a three-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant.

In connection with the Merger, the exercise prices and the number of options under the Avalon 1995 Incentive Plan and the Avalon 1993 Plan were adjusted to reflect the equivalent Bay shares and exercise prices based on the 0.7683 share conversion ratio used in the Merger. Officers, non-employee directors and associates with Avalon 1995 Incentive Plan or Avalon 1993 Plan options may exercise their adjusted number of options for the Company’s common stock at the adjusted exercise price. As of June 4, 1998, the date of the Merger, options and other awards ceased to be granted under the Avalon 1993 Plan or the Avalon 1995 Incentive Plan. Accordingly, there were no options to purchase shares of common stock available for grant under the Avalon 1995 Incentive Plan or the Avalon 1993 Plan at September 30, 2006 or December 31, 2005.
The following table provides details of the 2006 activities for the 1994 Plan, as well as the Avalon 1995 and Avalon 1993 Plans.

			Avalon 1995
		Weighted	Incentive Plan	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2005	2,229,778	$51.40	26,624	$37.09
Exercised	(533,028)	43.82	(20,384)	37.33
Granted	864,133	99.19	—	—
Forfeited	(618)	49.01	—	—

Options Outstanding, September 30, 2006	2,560,245	$69.09	6,240	$36.33

Options Exercisable:
September 30, 2006	1,100,007	$47.79	6,240	$36.33

For options outstanding at September 30, 2006 under the 1994 Plan, 383,619 options had exercise prices ranging between $31.50 and $39.99 and a weighted average remaining contractual life of 3.11 years, 306,145 options had exercise prices ranging between $40.00 and $49.99 and a weighted average remaining contractual life of 5.02 years, 353,499 options had exercise prices between $50.00 and $59.99 and a weighted average remaining contractual life of 7.38 years, 648,369 options had exercise prices ranging between $60.00 and $79.99 and a weighted average remaining contractual life of 8.38 years, 861,113 options had exercise prices between $80.00 and $99.99 and a weighted average remaining contractual life of 9.36 years, and 7,500 options had exercise prices between $100.00 and $119.99 and a weighted average remaining contractual life of 9.61 years. Options outstanding at September 30, 2006 for the Avalon 1993 Plan and Avalon 1995 Incentive Plan had exercise prices ranging from $35.31 to $37.66 and a weighted average contractual life of 1.05 years.
The weighted average fair value of the options granted during the nine months ended September 30, 2006 is estimated at $11.45 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.0% over the expected life of the option, volatility of 17.59%, risk-free interest rate of 4.55%, estimated forfeitures of 1.6% and an expected life of approximately seven years.

Total compensation cost recognized related to stock-based compensation plans was $2,945 and $11,146 for the three and nine months ended September 30, 2006, respectively. Of these amounts, $1,005 and $2,938 were capitalized in the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, total unvested compensation cost not yet recognized was $23,990, which is expected to be recognized over a weighted average period of 2.4 years.
10. Related Party Arrangements
Unconsolidated Entities
The Company manages the Fund and other unconsolidated real estate entities for which it receives property management, asset management, development and redevelopment fee revenue. From these entities the Company received fees of $1,585 and $4,186 in the three and nine months ended September 30, 2006, respectively, and $1,379 and $3,175 in the three and nine months ended September 30, 2005, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
In addition, in connection with the general contractor services that the Company provides to MVP I, LLC, the entity that owns and is developing Avalon at Mission Bay North II, and CVP I, LLC, the entity that owns and developed Avalon Chrystie Place I, the Company funds certain construction costs that are expected to be reimbursed through construction financing within 30 to 60 days. Depending on the timing of such funding, the accompanying Condensed Consolidated Balance Sheets may reflect a corresponding receivable in prepaid expenses and other assets or a corresponding liability in accrued expenses and other liabilities. As of September 30, 2006 and December 31, 2005, the Company has recorded receivables in the amounts of $4,927 and $6,653, respectively, from MVP I, LLC. As of September 30, 2006 and December 31, 2005, the Company has recorded a payable in the amount of $415 and a receivable in the amount of $2,365, respectively, from CVP I, LLC.
Director Compensation
The 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the New York Stock Exchange (“NYSE”) on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5. In February 2006, the Company’s Board of Directors approved another amendment to the 1994 Plan under which (i) following the 2006 Annual Meeting of Stockholders the cash payment will be adjusted to $40, payable in quarterly installments of $10 and (ii) following the 2007 Annual Meeting of Stockholders, the number of shares of restricted stock (or deferred stock awards) will be calculated based on the closing price on the day of the award (rather than the closing price on the award date of the prior year). The Company recorded non-employee director compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $268 and $745 in the three and nine months ended September 30, 2006, respectively, and of $226 and $678 in the three and nine months ended September 30, 2005, respectively. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $868 and $579 on September 30, 2006 and December 31, 2005, respectively.
11. Subsequent Events
In October 2006, the Company acquired Southgate Crossing for a purchase price of $35,850. Southgate Crossing, located in Columbia, Maryland, is a garden-style community containing 215 apartment homes.

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
This Form 10-Q, including the following discussion and analysis of our financial condition and results of operations, contains forward-looking statements that predict or indicate future events or trends and that do not report historical matters. Actual results or developments could differ materially from those projected in such statements as discussed on page 49 of this report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and notes included elsewhere in this report, as well as our Annual Report filed on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q for subsequent quarters.
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
We believe that, over an entire real estate cycle, lower housing affordability and the limited new supply of apartment homes in our markets will result in a higher propensity to rent and larger increases in cash flow relative to other markets. However, throughout the real estate cycle, apartment market fundamentals, and therefore operating cash flows, are affected by overall economic conditions. Improvement in the economic environment in 2005 and 2006, as evidenced by job growth and declining unemployment claims, and modest increases in net supply, has resulted in strengthening apartment market fundamentals. This is supported by the year-over-year rental revenue growth of 7.3% achieved within our Established Community portfolio (as defined later in this report) during the three months ended September 30, 2006, comprised of an increase in rental rates of 6.9% and an increase in occupancy of 0.4%. This revenue growth contributed to our Established Community portfolio achieving year-over-year growth in net operating income of 9.7%, our strongest operating performance since 2001.

We expect continued job growth and increases in household formation in our markets, the principal drivers of housing demand, although job growth has begun to moderate. The net new rental supply continues to benefit from the conversion of rental products to for-sale condominium products that occurred in recent years. Although we expect rental supply to continue to be modest, it is expected to increase as planned condominiums revert to rental products due to reduced condominium demand. However, the current gap between the cost to rent and the cost to own continues to make rental apartments an economically attractive housing alternative in our markets. In addition, the single-family housing market continues to moderate, such that the increase in home prices is flat or down and the for-sale inventory is increasing. As a result of these recent trends, it is likely that potential home buyers will extend the period they rent a home. Accordingly, we expect apartment market fundamentals to remain strong in our markets such that apartment rental demand will outpace new supply. Based on our results for the nine months ended September 30, 2006 and our expectations for demand/supply fundamentals, we expect continued growth in the revenue and net operating income generated by our operating communities for the remainder of 2006 and into 2007, although growth in 2007 may be more modest as job growth moderates and net new supply increases.
In positioning for future growth, we have increased our current development activity underway and our future Development Rights, as discussed below. We currently have in excess of $1,400,000,000 under construction (measured by total projected capitalized cost of the communities at completion, including the portions in which joint venture partners hold an equity or economic interest) and anticipate reaching a level of approximately $1,500,000,000 by the end of 2006. In addition, we continue to secure new Development Rights, including the acquisition of land for future development. We currently have Development Rights for construction of new apartment communities that, based on total projected capitalized cost if developed as expected, total approximately $3,000,000,000.
We continue to look for opportunities to acquire existing communities through our investment in and management of a discretionary investment fund (the “Fund”). The Fund has acquired three communities since January 1, 2006. We expect the Fund to continue to focus on acquisition opportunities where value can be added, generally through redevelopment, repositioning or market cycle timing opportunities.
While the industry continues to see strong capital investment, the slow down in the condominium market has changed the environment for dispositions. The primary change in the current market environment for our disposition activity has been the change in investor type. As condominium converters are no longer active in acquiring communities, income investors that intend to retain the asset as rental apartments, are now the principal buyers of our assets. As a result, cap rates in our markets remain low. All of our completed sales in 2006 were made to income investors.
For new development, the slowing for-sale market is reflected in an increase in the volume of economically viable opportunities. The change in demand for condominium conversions has resulted in increased opportunities for our development portfolio through a slight correction in prices for land zoned for residential use and abandoned condominium development. In addition, we are seeing greater availability of experienced subcontractors and development and construction professionals as a result of slowing construction in both the condominium and single-family housing markets. This is offset slightly by higher construction and development costs as increased competition from international markets and higher overall energy costs increase the costs of core building materials.
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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2006, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2005, are not conducting or planning to conduct substantial redevelopment activities. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. The number of Established Communities was adjusted during the three months ended September 30, 2006 to reflect changes in the Company’s disposition program. All amounts for Established Communities have been adjusted from amounts previously reported to reflect this new classification.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For communities that we wholly-own, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s acquisition cost. The definition of substantial redevelopment may differ for communities that are not wholly-owned.
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

As of September 30, 2006, our communities, including communities that we manage or do not wholly-own, were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	35	8,674
Mid-Atlantic	17	5,413
Midwest	3	887
Pacific Northwest	10	2,500
Northern California	28	8,126
Southern California	11	3,430

Total Established	104	29,030

Other Stabilized Communities:
Northeast	20	6,457
Mid-Atlantic	3	1,026
Midwest	2	400
Pacific Northwest	1	211
Northern California	4	926
Southern California	6	1,762

Total Other Stabilized	36	10,782

Lease-Up Communities	2	558

Redevelopment Communities	4	1,993

Total Current Communities	146	42,363

Development Communities	17	5,082

Development Rights	48	12,394

During October 2006, we acquired one wholly-owned community containing 215 apartment homes. As of October 31, 2006, our 147 current communities consisted of 42,578 apartment homes. Of those communities, we owned, directly or through wholly-owned subsidiaries:
•	a full fee simple, or absolute, ownership interest in 111 operating communities, four of which are on land subject to land leases expiring in July 2029, January 2062, April 2095 and March 2142;

•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest and an indirect limited partnership interest in the Fund, which owns a fee simple interest in 11 operating communities;

•	a general partnership interest in five partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 16 communities;

•	a membership interest in four limited liability companies that each hold a fee simple interest in an operating community, two of which are on land subject to land leases expiring in December 2026 and November 2089;

•	a residual profits interest (with no ownership interest) in a limited liability company to which an operating community was transferred upon completion of construction in the second quarter of 2006; and

•	an investment interest in a limited liability company which owns an operating community that completed construction in the third quarter of 2006.

We also hold, directly or through wholly-owned subsidiaries, the full fee simple ownership interest in 17 of the Development Communities including a membership interest in one limited liability company that owns a Development Community, which is subject to a land lease expiring in December 2103.
In each of our five partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. Each DownREIT partnership has been structured so that it is unlikely the limited partners will be entitled to a distribution greater than the initial distribution provided for in the applicable partnership agreement. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of October 31, 2006, there were 148,952 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.
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
Recent Developments
Development Activities. During the three months ended September 30, 2006, we completed the development of two communities. Avalon Camarillo, located in Ventura County, California, is a garden-style community containing 249 apartment homes and was completed for a total capitalized cost of $48,100,000. Avalon Del Rey, located in Los Angeles, California, is a garden-style community containing 309 apartment homes and was completed for a total capitalized cost of $70,000,000. In the fourth quarter of 2006, we expect to complete a previously arranged transaction to admit a 70% joint venture partner to the limited liability company that owns Avalon Del Rey, while retaining a 30% investment interest.
In addition, we commenced construction of two wholly-owned communities, Avalon Encino, located in Encino, California, and Avalon Bowery Place II, located in New York, New York. Avalon Encino is expected to contain 131 apartment homes when completed, for a total projected capitalized cost of $61,500,000. Avalon Bowery Place II when completed, will contain 90 apartment homes and 16,200 square feet of retail space for a total projected capitalized cost of $61,900,000. Avalon Bowery Place II is an additional phase of a multi-phase, mixed-use community that is expected to contain an aggregate of 657 apartment homes and 109,600 square feet of retail space for a total projected capitalized cost of $307,400,000.

Redevelopment Activities. During the three months ended September 30, 2006, we commenced the redevelopment of Avalon at AutumnWoods, located in Fairfax, Virginia. Avalon at AutumnWoods is a garden-style community containing 420 apartment homes with an expected total capitalized cost of redevelopment of $7,100,000, excluding costs incurred prior to the start of redevelopment.
Acquisition Activities. During the three months ended September 30, 2006, we agreed to purchase our partner’s 51% interest in Avalon Run, a community developed through a general partnership in 1994. Avalon Run is a garden-style community containing 426 apartment homes and is located in Lawrenceville, New Jersey. We expect to complete this acquisition in the three months ended December 31, 2006, at which time Avalon Run will be a wholly-owned community.
In October 2006, the Company acquired Southgate Crossing, located in Columbia Maryland, for a purchase price of $35,850,000. Southgate Crossing is a wholly-owned, garden-style apartment community containing 215 apartment homes that is immediately adjacent to one of our existing wholly-owned communities. We believe that we will achieve synergies by operating these two communities together.
Investment Fund Activities. During the three months ended September 30, 2006, the Fund acquired The Springs, located in Corona, California (the Inland Empire) for $47,120,000. The Springs is a garden-style community containing 320 apartment homes.
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
Cost Capitalization
We capitalize costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) beginning when development efforts commence until the asset, or a portion of the asset, is delivered and is ready for its intended use. We capitalize costs during redevelopment of apartment homes (including interest and related loan fees, property taxes and other direct and indirect costs) beginning when an apartment home is taken out-of-service for redevelopment, until the apartment home redevelopment is completed and the apartment home is available for a new resident. Rental income and operating expenses incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized as they accrue.

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
For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $405 per apartment home and $394 per apartment home in the nine months ended September 30, 2006 and 2005, respectively. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities was $1,015 and $1,025 in the nine months ended September 30, 2006 and 2005, respectively. Historically, we have experienced a gradual increase in capitalized costs and expensed maintenance costs per apartment home as the average age of our communities has increased, and expensed maintenance costs have fluctuated with turnover. Although we expect these trends to continue in the future, capitalized costs increased in 2005 over prior year growth levels as we embarked on a number of community upgrades and improvements. We expect capitalized costs in 2006 and 2007 to be at or above 2005 levels as we continue with these community upgrades and improvements.
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
In addition, if there is an event or change in circumstance that indicates a loss in the value of an investment, we record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if we could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment.
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

Results of Operations
Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to market conditions, net operating income derived from acquisitions and development completions, the loss of net operating income related to disposed communities and capital market, disposition and financing activity. A comparison of our operating results for the three and nine months ended September 30, 2006 and 2005 follows (dollars in thousands):
	For the three months ended				For the nine months ended
	9-30-06	9-30-05	$ Change	% Change	9-30-06	9-30-05	$ Change	% Change
Revenue:
Rental and other income	$186,082	$169,438	$16,644	9.8%	$539,314	$494,603	$44,711	9.0%
Management, development and other fees	1,585	1,379	206	14.9%	4,186	3,175	1,011	31.8%

Total revenue	187,667	170,817	16,850	9.9%	543,500	497,778	45,722	9.2%

Expenses:
Direct property operating expenses, excluding property taxes	43,971	41,081	2,890	7.0%	123,901	115,146	8,755	7.6%
Property taxes	17,103	16,591	512	3.1%	50,878	48,814	2,064	4.2%

Total community operating expenses	61,074	57,672	3,402	5.9%	174,779	163,960	10,819	6.6%

Corporate-level property management and other indirect operating expenses	8,154	8,442	(288)	(3.4%)	25,092	23,164	1,928	8.3%
Investments and investment management	1,388	1,211	177	14.6%	5,257	3,374	1,883	55.8%
Interest expense, net	26,937	31,790	(4,853)	(15.3%)	82,195	96,021	(13,826)	(14.4%)
Depreciation expense	40,364	38,787	1,577	4.1%	121,518	117,481	4,037	3.4%
General and administrative expense	5,633	5,857	(224)	(3.8%)	18,395	19,278	(883)	(4.6%)

Total other expenses	82,476	86,087	(3,611)	(4.2%)	252,457	259,318	(6,861)	(2.6%)

Gain on sale of land	505	—	505	100.0%	13,671	4,617	9,054	196.1%
Equity in income of unconsolidated entities	589	208	381	183.2%	1,024	6,969	(5,945)	(85.3%)
Minority interest in consolidated partnerships	(135)	(315)	180	(57.1%)	(395)	(1,166)	771	(66.1%)

Income from continuing operations	45,076	26,951	18,125	67.3%	130,564	84,920	45,644	53.7%

Discontinued operations:
Income from discontinued operations	—	3,686	(3,686)	100.0%	1,147	11,978	(10,831)	(90.4%)
Gain on sale of communities	—	68,491	(68,491)	100.0%	97,411	128,751	(31,340)	(24.3%)

Total discontinued operations	—	72,177	(72,177)	100.0%	98,558	140,729	(42,171)	(30.0%)

Net income	45,076	99,128	(54,052)	(54.5%)	229,122	225,649	3,473	1.5%
Dividends attributable to preferred stock	(2,175)	(2,175)	—	—	(6,525)	(6,525)	—	—

Net income available to common stockholders	$42,901	$96,953	$(54,052)	(55.8%)	$222,597	$219,124	$3,473	1.6%

Net income available to common stockholders decreased $54,052,000, or 55.8%, to $42,901,000 for the three months ended September 30, 2006 and increased $3,473,000, or 1.6%, to $222,597,000 for the nine months ended September 30, 2006. These variances are primarily attributable to the timing and volume of gains on sales of assets in each period as well as increased net operating income from Established Communities and newly developed communities.
Net operating income (“NOI”) is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or groups of assets. We define NOI as total property revenue less direct property operating expenses, including property taxes.

NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. NOI excludes a number of income and expense categories as detailed in the reconciliation below. A calculation of NOI for the three and nine months ended September 30, 2006 and 2005, respectively, along with a reconciliation to net income for each period, is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	9-30-06	9-30-05	9-30-06	9-30-05
Net income	$45,076	$99,128	$229,122	$225,649
Corporate-level property management and other indirect operating expenses	8,154	8,442	25,092	23,164
Corporate-level other income	(1,585)	(1,378)	(4,184)	(3,432)
Investments and investment management	1,388	1,211	5,257	3,374
Interest expense, net	26,937	31,790	82,195	96,021
General and administrative expense	5,633	5,857	18,395	19,278
Equity in income of unconsolidated entities	(589)	(208)	(1,024)	(6,969)
Minority interest in consolidated partnerships	135	315	395	1,166
Depreciation expense	40,364	38,787	121,518	117,481
Gain on sale of real estate assets	(505)	(68,491)	(111,082)	(133,368)
Income from discontinued operations	—	(3,686)	(1,147)	(11,978)

Net operating income	$125,008	$111,767	$364,537	$330,386

The NOI increases of $13,241,000 and $34,151,000 during the three and nine months ended September 30, 2006, respectively, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	2006 NOI Increase
	For the three months ended	For the nine months ended
	09-30-2006	09-30-2006
Established Communities	$8,596	$22,280

Other Stabilized Communities	1,034	4,060

Development and Redevelopment Communities	3,611	7,811

Total	$13,241	$34,151

The NOI increases in Established Communities were largely due to continued improvement in apartment market fundamentals. During the nine months ended September 30, 2006, we focused on rental rate growth, while maintaining occupancy of at least 95% in the majority of our regions. We expect to continue to seek increases in rental rates by increasing market rents. We will continue to aggressively manage operating expenses, but operating expenses may be negatively impacted by increasing utility, property tax, payroll and insurance costs.

Rental and other income increased in the three and nine months ended September 30, 2006 due to increased rental rates and occupancy for our Established Communities, coupled with additional rental income generated from newly developed communities.
Overall Portfolio – The weighted average number of occupied apartment homes increased to 36,868 apartment homes for the nine months ended September 30, 2006 as compared to 35,330 apartment homes for the nine months ended September 30, 2005. This increase is primarily the result of increased homes available from newly developed communities and an increase in the overall occupancy rate of Established Communities. The weighted average monthly revenue per occupied apartment home increased to $1,627 in the nine months ended September 30, 2006 from $1,521 in the same period of 2005.
Established Communities – Rental revenue increased $9,647,000, or 7.3%, in the three months ended September 30, 2006 as compared to the same period of 2005. Rental revenue increased $25,961,000, or 6.7%, in the nine months ended September 30, 2006 as compared to the same period of 2005. These increases are due to both increased rental rates and increased economic occupancy as compared to the same period of 2005. For the nine months ended September 30, 2006, the weighted average monthly revenue per occupied apartment home increased 5.9% to $1,630 compared to $1,539 for the same period in 2005, primarily due to increased market rents. The average economic occupancy increased from 95.8% during the nine months ended September 30, 2005 to 96.6% in the nine months ended September 30, 2006. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
We experienced increases in Established Communities’ rental revenue in all six of our regions in the nine months ended September 30, 2006 as compared to 2005, which reflects the improved demand/supply fundamentals, as previously discussed. The largest increases in rental revenue were in the Pacific Northwest, the Mid-Atlantic and Northern California, with increases of 9.5%, 8.5% and 8.0%, respectively, between years. The Northern California and Northeast regions comprise the majority of our Established Community revenue, and therefore are discussed in more detail below.
Northern California, which accounted for approximately 27.2% of Established Community rental revenue during the nine months ended September 30, 2006, experienced an increase in rental revenue of 8.0% in the nine months ended September 30, 2006 as compared to the same period of 2005. Average rental rates increased by 7.1% to $1,541 in the nine months ended September 30, 2006 and economic occupancy increased 0.9% to 96.7% for the nine months ended September 30, 2006. We expect Northern California to see continued improvement in apartment fundamentals, translating into accelerated revenue growth in this region for the remainder of 2006 and into 2007.
The Northeast region, which accounted for approximately 36.6% of Established Community rental revenue during the nine months ended September 30, 2006, experienced an increase in rental revenue of 4.6% in the nine months ended September 30, 2006 as compared to the same period of 2005. Average rental rates increased by 4.3% to $2,021 during the nine months ended September 30, 2006 and economic occupancy increased 0.3% to 96.6% for the nine months ended September 30, 2006. We expect continued rental revenue growth in the Northeast during the remainder of 2006, with Northern New Jersey leading the region and Boston, Massachusetts lagging the region in revenue growth.

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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-06	9-30-05	9-30-06	9-30-05
Rental revenue (GAAP basis)	$142,310	$132,663	$415,914	$389,953
Concessions amortized	2,232	4,901	9,543	15,486
Concessions granted	(1,252)	(5,798)	(4,637)	(14,578)

Rental revenue adjusted to state concessions on a cash basis	$143,290	$131,766	$420,820	$390,861

Year-over-year % change — GAAP revenue	7.3%	n/a	6.7%	n/a

Year-over-year % change — cash concession based revenue	8.7%	n/a	7.7%	n/a
Management, development and other fees increased in the three and nine months ended September 30, 2006 as compared to the same period of 2005 due primarily to increased asset management, property management and redevelopment fees earned from the Fund, which was formed in March 2005.
Direct property operating expenses, excluding property taxes for all communities increased in the three and nine months ended September 30, 2006 as compared to the same period of 2005, primarily due to the addition of recently developed apartment homes, coupled with moderate expense increases at our Established Communities.
For Established Communities, direct property operating expenses, excluding property taxes, increased $775,000, or 2.5%, and $2,634,000, or 3.0%, to $31,693,000 and $90,104,000 in the three and nine months ended September 30, 2006, respectively. These increases are primarily due to increases in utility, maintenance, insurance and payroll costs, partially offset by decreases in marketing and bad debt expenses. We expect to see continued pressure on utilities, insurance and payroll costs during the remainder of 2006.
Property taxes increased in the three and nine months ended September 30, 2006 as compared to the same period of 2005 due to overall higher assessments and the addition of newly developed and redeveloped apartment homes in 2006, and are impacted by the size and timing of successful tax appeals in both years.
For Established Communities, property taxes increased by $274,000, or 2.1%, and $1,046,000, or 2.7% in the three and nine months ended September 30, 2006, respectively, as compared to the same period of 2005, due to overall higher assessments throughout all regions, and are impacted by the size and timing of successful tax appeals in both years. We manage property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate. Property taxes may fluctuate due to the timing and size of successful tax appeals. We expect property taxes to continue to increase during the remainder of 2006 as compared to 2005. However, property tax increases are mitigated for communities in California, where increases in property taxes are limited by law (Proposition 13).

Corporate-level property management and other indirect operating expenses increased in the nine months ended September 30, 2006 as compared to the same period of 2005 due to increased compensation and employee development and recognition costs, as well as increased costs relating to corporate initiatives focused on increasing efficiency and enhancing controls at our operating communities.
Investments and investment management reflects the costs incurred related to investment acquisitions, investment management and abandoned pursuit costs, which include costs incurred on development pursuits not yet considered probable for development, as well as the abandonment or impairment of development pursuits, acquisition pursuits and disposition pursuits. Investments and investment management increased for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 due primarily to increased compensation costs and increased staffing related to management of the Fund redevelopment activity, coupled with an increase in abandoned pursuit costs. Abandoned pursuit costs were $136,000 and $1,502,000 for the three and nine months ended September 30, 2006 and $146,000 and $511,000 in the three and nine months ended September 30, 2005, respectively. Abandoned pursuit costs can be volatile, and the costs incurred in any given period may be widely different in future years.
Interest expense, net (net of interest income) decreased in the three and nine months ended September 30, 2006 as compared to the same periods of the prior year due to decreased interest expense coupled with an increase in capitalized interest and increased interest income. Interest expense decreased in the three and nine months ended September 30, 2006 as compared to the same periods of 2005 due primarily to higher levels of capitalized interest in connection with our increased development activity and lower average outstanding balances on our unsecured credit facility. In addition, through a maturity and issuance of unsecured notes, we reduced the effective annual interest rate on $150,000,000 of debt by approximately 1%. These decreases in interest expense are partially offset by higher interest rates on variable rate debt in 2006 and the timing of the repayment and re-issuance of unsecured debt in 2005. Interest income increased during the three and nine months ended September 30, 2006 due to higher invested cash balances as well as increases in the interest rate earned on cash deposits. In addition, interest income during the nine months ended September 30, 2006 includes interest earned on an escrow funded from a disposition in the third quarter of 2005 to perform a tax-deferred exchange. These variances resulted in overall decreases in interest expense, net in the three and nine months ended September 30, 2006. We expect interest expense, net to continue to be below 2005 levels for the remainder of 2006.
Depreciation expense increased in the three and nine months ended September 30, 2006 as compared to the same period of 2005, primarily due to the completion of development and redevelopment activities, coupled with the timing of depreciation expense for a community previously classified as held for sale.
General and administrative expense (“G&A”) decreased in the three months ended September 30, 2006 as compared to the same period of 2005 primarily due to a decrease in external consulting costs related to Sarbanes-Oxley compliance and decreased legal costs, partially offset by increased compensation costs. G&A decreased in the nine months ended September 30, 2006 as compared to the same period of 2005 primarily as a result of separation costs related to the departure of a senior executive and the accrual of litigation costs during the nine months ended September 30, 2005, that were not present in 2006 expenses, partially offset by increased compensation costs. We expect G&A for the remainder of 2006 to remain consistent with the levels experienced during the nine months ended September 30, 2006.
Gain on sale of land during the nine months ended September 30, 2006 represents the gain on sale of two land parcels located in Danvers, Massachusetts and the Northern New Jersey area. During the nine months ended September 30, 2005, we sold two land parcels, one located in Seattle, Washington, and one in the Oakland-East Bay, California area.

Equity in income of unconsolidated entities increased in the three months ended September 30, 2006 as compared to the same period of 2005 primarily due to the release of amounts withheld in escrow allowing recognition of the final installments of the gain from the sale of our investment in Rent.com to eBay in the amount of $433,000. Conversely, equity in income of unconsolidated entities decreased during the nine months ended September 30, 2006 due to the initial recognized gain of $6,252,000 on the sale of our investment in Rent.com to eBay in the nine months ended September 30, 2005.
Minority interest in consolidated partnerships decreased in the three and nine months ended September 30, 2006 as compared to the same period of 2005 due to the conversion of units of limited partnership interest in both periods, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.
Income from discontinued operations represents the net income generated by communities sold during the period from January 1, 2005 through September 30, 2006. See Note 7, “Real Estate Disposition Activities,” of our Condensed Consolidated Financial Statements. The decrease in the three and nine months ended September 30, 2006 as compared to the same period of 2005 is due to the sale of three communities in 2006 versus seven communities and one office building in 2005.
Gain on sale of communities decreased in the three and nine months ended September 30, 2006 as compared to the same periods of 2005 primarily due to the size of dispositions, coupled with the carrying value of the communities sold. The amount of gain realized in any given reporting period depends on many factors, including the number of communities sold, the size and carrying value of those communities and capitalization rates, which are driven by local and national market conditions.
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

The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	9-30-06	9-30-05	9-30-06	9-30-05
Net income	$45,076	$99,128	$229,122	$225,649
Dividends attributable to preferred stock	(2,175)	(2,175)	(6,525)	(6,525)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	40,916	39,338	122,787	120,220
Minority interest expense, including discontinued operations	99	291	297	1,072
Gain on sale of previously depreciated real estate assets	—	(68,491)	(97,411)	(128,751)

Funds from operations attributable to common stockholders	$83,916	$68,091	$248,270	$211,665

Weighted average common shares outstanding — diluted	75,688,899	75,004,767	75,504,026	74,627,782
Earnings per common share — diluted	$0.57	$1.30	$2.95	$2.95

FFO per common share — diluted	$1.11	$0.91	$3.29	$2.84

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

	For the three months ended		For the nine months ended
	9-30-06	9-30-05	9-30-06	9-30-05
Net cash provided by operating activities	$64,584	$67,628	$249,590	$212,397

Net cash provided by (used in) investing activities	$(166,054)	$16,292	$(218,077)	$(20,408)

Net cash provided by (used in) used in financing activities	$275,975	$(84,443)	$149,666	$(191,161)

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
We regularly review our liquidity needs, the adequacy of cash flows from operations, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:
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

Cash and cash equivalents totaled $186,882,000 at September 30, 2006, an increase of $181,179,000 from $5,703,000 at December 31, 2005. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities – Net cash provided by operating activities increased to $249,590,000 in the nine months ended September 30, 2006 from $212,397,000 in the nine months ended September 30, 2005, primarily due to additional NOI from our Established Community operations, as well as NOI from recently developed communities, partially offset by the loss of NOI from the three communities sold since January 1, 2006, as discussed earlier in this report.
Investing Activities – Net cash used in investing activities of $218,077,000 in the nine months ended September 30, 2006 related to investments in assets through the development and redevelopment of apartment communities, partially offset by proceeds from asset dispositions. During the nine months ended September 30, 2006, we invested $497,998,000 in the purchase and development of real estate and capital expenditures:
•	We began the development of six new communities. These six communities, if developed as expected, will contain a total of 1,869 apartment homes, and the total capitalized cost, including land acquisition costs, is projected to be approximately $563,900,000. We completed the development of four communities containing a total of 849 apartment homes for a total capitalized cost, including land acquisition cost, of $168,500,000.

•	We began the redevelopment of three communities, which contain an aggregate of 1,593 apartment homes and, if redeveloped as expected, will be completed for a total redevelopment capitalized cost of $25,800,000, excluding costs incurred prior to redevelopment. We completed the redevelopment of one community containing 336 apartment homes for a total capitalized cost of $6,000,000, excluding costs incurred prior to redevelopment.

•	We acquired five parcels of land in connection with Development Rights, for an aggregate purchase price of $48,345,000.

•	We had capital expenditures relating to current communities’ real estate assets of $14,527,000 and non-real estate capital expenditures of $386,000.

•	We disposed of three communities for an aggregate sales price of $182,750,000 and a total gain in accordance with GAAP of $97,441,000. In addition, we disposed of two parcels of land for an aggregate sales price of $18,960,000 and a total gain in accordance with GAAP of $13,671,000.
Financing Activities – Net cash provided by financing activities totaled $149,666,000 for the nine months ended September 30, 2006. The change is due primarily to the difference between the issuance proceeds from two tranches of $250,000,000 of unsecured notes that we issued in September 2006, and the $150,000,000 of unsecured notes that was repaid upon maturity in July 2006. In addition, net cash provided by financing activities includes the issuance of common stock for option exercises and the issuance of a secured mortgage loan, partially offset by dividends paid and repayment of borrowings under our unsecured credit facility. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” of our Condensed Consolidated Financial Statements, for additional information.
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

The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.55% per annum. The stated spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.15% based upon the rating of our long-term unsecured debt. In addition, a competitive bid option is available for borrowings of up to $250,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. We had no amounts outstanding under this competitive bid option at October 31, 2006. We are subject to (i) certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels, and (ii) prohibitions on paying dividends in amounts that exceed 95% of our FFO, except as may be required to maintain our REIT status. The credit facility matures in May 2008, assuming our exercise of a one-year renewal option. We are currently negotiating a new expanded credit facility which we expect will have lower pricing and additional capacity. However, there can be no assurances that we will be successful in obtaining such improved terms. At October 31, 2006, there were no amounts outstanding on the line, $33,963,000 was used to provide letters of credit and $465,537,022 was available for borrowing under the unsecured credit facility.
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
The table in the following page details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at September 30, 2006 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-05	9-30-06		2006	2007	2008	2009	2010	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$16,586	$16,145		$155	$634	$676	$719	$766	$13,195
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	16,465	16,105		125	518	555	595	635	13,677
Avalon at Lexington	6.55%	Feb-2025	12,834	12,561		125	391	415	441	469	10,720
Avalon at Nob Hill	5.80%	Jun-2025	18,494	18,213	(2)	—	—	—	—	—	18,308
Avalon Campbell	6.48%	Jun-2025	33,614	32,991	(2)	—	—	—	—	—	33,202
Avalon Pacifica	6.48%	Jun-2025	15,247	14,965	(2)	—	—	—	—	—	15,061
Avalon Knoll	6.95%	Jun-2026	12,239	12,029		72	302	324	347	371	10,613
Avalon Landing	6.85%	Jun-2026	6,044	5,939		36	152	162	173	185	5,231
Avalon Fields	7.55%	May-2027	10,705	10,540		55	239	256	275	295	9,420
Avalon West	7.73%	Dec-2036	8,259	8,200		28	85	91	98	105	7,793
Avalon Oaks	7.45%	Jul-2041	17,324	17,235		31	128	137	147	157	16,635
Avalon Oaks West	7.48%	Apr-2043	17,145	17,064		28	117	125	133	142	16,519

			194,736	191,767		655	2,566	2,741	2,928	3,125	180,154

Variable rate (3)
The Promenade	5.18%	Oct-2010	32,100	31,803		307	652	701	755	29,388	—
Waterford	4.13%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	4.13%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Foxchase I	4.13%	Nov-2017	16,800	16,800	(4)	—	—	—	—	—	16,800
Avalon at Foxchase II	4.13%	Nov-2017	9,600	9,600	(4)	—	—	—	—	—	9,600
Avalon at Mission Viejo	4.63%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	3.67%	Jun-2025	2,306	2,587	(2)	—	—	—	—	—	2,492
Avalon Campbell	3.67%	Jun-2025	5,186	5,809	(2)	—	—	—	—	—	5,598
Avalon Pacifica	3.67%	Jun-2025	2,353	2,635	(2)	—	—	—	—	—	2,539
Avalon at Fairway Hills I	4.73%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			138,880	139,769		307	652	701	755	29,388	107,564

Conventional loans (5)
Fixed rate
$150 Million unsecured notes	6.93%	Jul-2006	150,000	—		—	—	—	—	—	—
$150 Million unsecured notes	5.18%	Aug-2007	150,000	150,000		—	150,000	—	—	—	—
$110 Million unsecured notes	7.13%	Dec-2007	110,000	110,000		—	110,000	—	—	—	—
$50 Million unsecured notes	6.63%	Jan-2008	50,000	50,000		—	—	50,000	—	—	—
$146 Million unsecured notes	8.38%	Jul-2008	150,000	146,000		—	—	146,000	—	—	—
$150 Million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	—	—	150,000	—	—
$200 Million unsecured notes	7.67%	Dec-2010	200,000	200,000		—	—	—	—	200,000	—
$300 Million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	—	—	300,000
$50 Million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	—	—	50,000
$250 Million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	—	100,000
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$250 Million unsecured notes	5.70%	Jan-2012	—	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	5.87%	Sep-2016	—	250,000		—	—	—	—	—	250,000
Wheaton Development Right	6.99%	Oct-2008	4,589	4,534		20	82	4,432	—	—	—
4600 Eisenhower Avenue	8.08%	Apr-2009	4,504	4,429		26	110	118	4,175	—	—
Twinbrook Development Right	7.25%	Oct-2011	8,379	8,246		47	192	207	222	239	7,339
Avalon at Tysons West	5.55%	Jul-2028	6,681	6,572		37	155	162	173	183	5,862
Avalon Orchards	7.65%	Jul-2033	20,136	19,948		66	271	290	311	333	18,677

			1,854,289	2,199,729		196	260,810	201,209	154,881	200,755	1,381,878

Variable rate (3)
Avalon Ledges	6.68%	May-2009	19,290	18,740	(4)	265	651	688	17,136	—	—
Avalon at Flanders Hill	6.68%	May-2009	21,935	21,360	(4)	299	742	784	19,535	—	—
Avalon at Newton Highlands	6.62%	May-2009	38,905	37,970	(4)	537	1,329	1,397	34,707	—	—
Avalon at Crane Brook	6.59%	Apr-2011	—	33,690	(4)	397	988	1,045	1,106	1,169	28,985

			80,130	111,760		1,498	3,710	3,914	72,484	1,169	28,985

Total indebtedness — excluding unsecured credit facility			$2,268,035	$2,643,025		$2,656	$267,738	$208,565	$231,048	$234,437	$1,698,581

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at September 30, 2006 and December 31, 2005 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of September 30, 2006.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Balances outstanding represent total amounts due at maturity, and are not net of $3,027 and $818 of debt discount as of September 30, 2006 and December 31, 2005, respectively, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

Future Financing and Capital Needs – Portfolio and Other Activity
As of September 30, 2006, we had 17 communities under construction, for which a total estimated cost of $735,400,000 remained to be invested. In addition, we had three consolidated communities in redevelopment, for which a total estimated cost of $17,250,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
•	the remaining capacity under our current $500,000,000 unsecured credit facility, or a replacement or successor facility;

•	the net proceeds from sales of existing communities;

•	retained operating cash;

•	the issuance of debt or equity securities; and/or

•	private equity funding.
Before planned reconstruction activity, including reconstruction activity related to communities acquired by the Fund as discussed below, or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.
We have invested in the Fund, a private, discretionary investment vehicle that acquires and operates apartment communities in our markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the exclusive vehicle through which we will invest in the acquisition of apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund, if any. The Fund will not restrict our development activities, and will terminate after a term of eight years, subject to two one-year extensions. The Fund has nine institutional investors, including us, with combined capital commitments of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that will qualify as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $22,900,000 has been invested as of October 31, 2006) representing a 15.2% combined general partner and limited partner equity interest. Under the Fund documents, the Fund has the ability to employ leverage through debt financings up to 65% on a portfolio basis, which, if achieved, would enable the Fund to invest up to $940,000,000 (of which approximately $400,000,000 has been invested as of October 31, 2006). We currently expect that leverage of less than 65% will be employed, reducing the projected investment value to between $850,000,000 and $900,000,000.
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

In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, we sold three communities with net proceeds in the aggregate of approximately $179,000,000 from January 1, 2006 through October 31, 2006. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses and NOI. However, the absence of future cash flows from communities sold will have a minimal impact on our ability to fund future liquidity and capital resource needs.
Off Balance Sheet Arrangements
We own interests in unconsolidated real estate entities, with ownership interests up to 50%. Four of these unconsolidated real estate entities, Avalon Terrace, LLC, CVP I, LLC, MVP I, LLC and the Fund, have debt outstanding as of September 30, 2006 as follows. Additional discussion of these entities can be found in Note 6, “Investments in Unconsolidated Entities,” of our Condensed Consolidated Financial Statements located elsewhere in this report.
•	Avalon Terrace, LLC – Avalon Terrace, LLC, the entity that owns and operates Avalon Bedford, has $37,200,000 of fixed rate debt which matures in November 2010 and is payable by the unconsolidated real estate entity with operating cash flow from the underlying real estate. We have not guaranteed the debt on Avalon Terrace, LLC, nor do we have any obligation to fund this debt should the unconsolidated real estate entity be unable to do so.

•	CVP I, LLC – CVP I, LLC has outstanding tax-exempt variable rate bonds maturing in 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project overall once tenant improvements related to a retail tenant are complete which is expected in 2007. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations.

•	MVP I, LLC – MVP I, LLC has a construction loan in the amount of $94,400,000 (of which $69,757,000 is outstanding as of September 30, 2006), which matures in September 2010, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. In connection with the general contractor services that we provide to MVP I, LLC, the entity that owns and is developing Avalon at Mission Bay North II, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Our obligations under this guarantee will terminate following construction completion once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in the fourth quarter of 2006. Construction of Avalon at Mission Bay North II is proceeding on schedule and on budget, and therefore there are no payments that we would be required to make under the construction completion guarantee. No liability has been recorded related to this construction completion guarantee as of September 30, 2006. In addition, the estimated fair value of this guarantee is not significant, and we have therefore not recorded the fair value of this guarantee as of September 30, 2006.

•	The Fund – The Fund has ten mortgage loans with amounts outstanding in the aggregate of $238,253,000. These mortgage loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from February 2008 to October 2014. These mortgage loans are secured by the underlying real estate. In addition, the Fund has a credit facility with $10,500,000 outstanding as of September 30, 2006, which matures in January 2008. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $3,400,000 as of September 30, 2006). As of September 30, 2006, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under a liquidation scenario. In addition, the estimated fair value of this guarantee is not significant, and we have therefore not recorded the fair value of this guarantee as of September 30, 2006.

•	PHVP I, LLC – In connection with the pursuit of a Development Right in Pleasant Hill, California, $125,000,000 in bond financing was issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the possible future construction of a multifamily rental community by PHVP I, LLC. The bond proceeds were immediately invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This Development Right is planned as a mixed-use development, with residential, for-sale, retail and office components. The bond proceeds will remain in the GIC until at least June 1, 2007, but no later than December 5, 2007, at which time a loan will be made to PHVP I, LLC to fund construction of the multifamily portion of the development, or the bonds will be redeemed by the Agency. Although we do not have any equity or economic interest in PHVP I, LLC at this time, we do have an option to make a capital contribution to PHVP I, LLC in exchange for a 99% general partner interest in the entity. Should we decide not to exercise this option, the bonds will be redeemed, and a loan will not be made to PHVP I, LLC. The bonds are payable from the proceeds of the GIC and are non-recourse to both PHVP I, LLC and to us. There is no loan payable outstanding by PHVP I, LLC as of September 30, 2006.

In addition, as part of providing construction management services to PHVP I, LLC for the construction of a public garage, we have provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. Our obligations under this guarantee will terminate following construction completion of the garage once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in 2007. In the third quarter of 2006, significant modifications were requested by the local transit authority to change the garage structure design. We do not believe that the requested design changes impact the construction schedule. However, it is expected that these changes will increase the original budget by an amount up to $5,000,000. We believe that substantially all potential additional amounts are reimbursable from unrelated third parties. At this time we do not believe that it is probable that we will incur any additional costs. No liability has been recorded related to this construction completion guarantee as of September 30, 2006.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the nine months ended September 30, 2006.
Development Communities
As of September 30, 2006, we had 17 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,082 apartment homes to our portfolio for a total projected capitalized cost, including land acquisition costs and portions in which joint venture partners hold an equity or economic interest, of approximately $1,409,400,000 and expect the total projected capitalized cost of Development Communities under construction to approach $1,500,000,000 by the end of 2006. You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2005 for a discussion of risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Wilshire
	Los Angeles, CA	123	$46.6	Q1 2005	Q1 2007	Q1 2007	Q3 2007
2.	Avalon at Mission Bay North II (4)
	San Francisco, CA	313	111.7	Q1 2005	Q3 2006	Q4 2006	Q2 2007
3.	Avalon Chestnut Hill
	Chestnut Hill, MA	204	60.6	Q2 2005	Q3 2006	Q1 2007	Q3 2007
4.	Avalon Decoverly II
	Rockville, MD	196	30.5	Q3 2005	Q2 2006	Q2 2007	Q4 2007
5.	Avalon Lyndhurst (5)
	Lyndhurst, NJ	328	78.8	Q3 2005	Q1 2007	Q4 2007	Q2 2008
6.	Avalon Shrewsbury
	Shrewsbury, MA	251	36.1	Q3 2005	Q2 2006	Q2 2007	Q4 2007
7.	Avalon Riverview North
	New York, NY	602	175.6	Q3 2005	Q3 2007	Q3 2008	Q1 2009
8.	Avalon Bowery Place I (6)
	New York, NY	206	96.5	Q4 2005	Q4 2006	Q4 2006	Q2 2007
9.	Avalon at Glen Cove North
	Glen Cove, NY	111	42.4	Q4 2005	Q2 2007	Q3 2007	Q1 2008
10.	Avalon Danvers
	Danvers, MA	433	84.8	Q4 2005	Q1 2007	Q2 2008	Q4 2008
11.	Avalon Woburn
	Woburn, MA	446	81.9	Q4 2005	Q3 2006	Q1 2008	Q3 2008
12.	Avalon on the Sound II
	New Rochelle, NY	588	184.2	Q1 2006	Q3 2007	Q3 2008	Q1 2009
13.	Avalon Meydenbauer
	Bellevue, WA	368	84.3	Q1 2006	Q4 2007	Q3 2008	Q1 2009
14.	Avalon at Dublin Station I
	Dublin, CA	305	85.8	Q2 2006	Q3 2007	Q2 2008	Q4 2008
15.	Avalon at Lexington Hills
	Lexington, MA	387	86.2	Q2 2006	Q2 2007	Q3 2008	Q1 2009
16.	Avalon Bowery Place II
	New York, NY	90	61.9	Q3 2006	Q4 2007	Q1 2008	Q2 2008
17.	Avalon Encino
	Los Angeles, CA	131	61.5	Q3 2006	Q3 2008	Q4 2008	Q1 2009

	Total	5,082	$1,409.4

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	The community is being developed under a joint venture structure and is being financed in part by a construction loan. The Company’s portion of the Total Capital Cost of this joint venture is projected to be $27.9 million including community-based debt.

(5)	The remediation of the Company’s Avalon Lyndhurst development site, as discussed in the notes to the Condensed Consolidated Financial Statements, is substantially complete. The additional construction costs incurred as a result of this remediation effort, including costs associated with construction delays, are approximately $10 million. The Company is pursuing the recovery of these additional costs through its insurance as well as the third parties involved, but any recoverable amounts are not currently estimable. The total capitalized cost cited above does not reflect the potential impact of the additional net costs associated with the remediation effort.

(6)	This community was formerly known as Avalon Chrystie Place II, and is expected to be financed in part by third-party tax-exempt debt. The Total Capital Cost for this community includes the projected costs related to this financing and the benefit of available low-income housing tax credits.
Redevelopment Communities
As of September 30, 2006, we had three consolidated communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be approximately $25,800,000, excluding costs prior to redevelopment. In addition, the Fund has one community under redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing our redevelopment activity related to Fund-owned communities, as well as communities in our current operating portfolio. You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2005 for a discussion of risks associated with redevelopment activity.
The following presents a summary of Redevelopment Communities which also includes redevelopment activity of the Fund:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost(1)	start	completion	operations (2)
1.	Avalon Arlington Heights (3)
	Arlington Heights, IL	409	$50.2	$57.1	Q1 2006	Q1 2007	Q3 2007
2.	Avalon Walk I and II
	Hamden, CT	764	59.4	71.2	Q1 2006	Q4 2007	Q2 2008
3.	Avalon at AutumnWoods
	Fairfax, VA	420	31.2	38.3	Q3 2006	Q3 2008	Q1 2009
4.	Ravenswood at the Park (4)
	Redmond, WA	400	49.2	56.7	Q2 2006	Q4 2007	Q2 2008

	Total	1,993	$190.0	$223.3

(1)	Total capitalized cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	This community was formerly known as 200 Arlington Place.

(4)	This community was acquired in 2004 and was transferred to a subsidiary of the Fund in 2005, reducing the Company’s indirect equity interest in the community to 15.2%.

Development Rights
As of September 30, 2006, we were evaluating the future development of 48 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We prefer to hold Development Rights through options to acquire land, although for 18 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 12,394 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At September 30, 2006, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $33,393,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $199,911,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2006.
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

The table below presents a summary of these Development Rights:

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions)(1)
1.	Canoga Park, CA	(2)	210	$54
2.	Acton, MA		380	71
3.	White Plains, NY		393	146
4.	New York, NY		297	121
5.	Coram, NY	(2)	200	47
6.	Tinton Falls, NJ		216	41
7.	Hingham, MA	(2)	235	44
8.	Kirkland, WA Phase II	(2)	176	53
9.	Sharon, MA		156	26
10.	Wilton, CT	(2)	100	24
11.	Irvine, CA	(2)	280	76
12.	Northborough, MA		350	60
13.	Union City, CA	(2)	438	120
14.	Brooklyn, NY		652	317
15.	Norwalk, CT		314	63
16.	Greenburgh, NY Phase II		444	112
17.	Plymouth, MA Phase II		81	17
18.	Andover, MA	(2)	115	21
19.	Shelton, CT II		171	34
20.	Quincy, MA	(2)	146	24
21.	West Haven, CT		170	23
22.	Cohasset, MA	(2)	200	38
23.	Oyster Bay, NY	(2)	150	42
24.	West Long Branch, NJ	(3)	216	36
25.	Shelton, CT		302	49
26.	Pleasant Hill, CA	(4)	449	153
27.	Gaithersburg, MD		254	41
28.	Milford, CT	(2)	284	45
29.	Wanaque, NJ		210	45
30.	San Francisco, CA		152	40
31.	Howell, NJ		265	42
32.	Highland Park, NJ		285	67
33.	Dublin, CA Phase II		200	52
34.	Dublin, CA Phase III		205	53
35.	Irvine, CA II		180	57
36.	Hackensack, NJ		210	47
37.	Camarillo, CA		376	55
38.	Wheaton, MD	(2)	320	56
39.	Stratford, CT	(2)	146	23
40.	Saddle Brook, NJ		300	55
41.	Oakland, NJ		308	62
42.	Plainview, NY		160	38
43.	Garden City, NY		160	58
44.	Alexandria, VA	(2)	283	73
45.	Tysons Corner, VA	(2)	439	101
46.	Camarillo, CA II		233	57
47.	Yaphank, NY	(2)	343	57
48.	Rockville, MD	(2)	240	46

	Total		12,394	$2,982

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

(3)	This community will be subject to a joint venture ownership structure.

(4)	This Development Right is subject to a joint venture arrangement. In connection with the pursuit of this Development Right, $125.0 million in bond financing was issued and immediately invested in a guaranteed investment contract (“GIC”) administered by a trustee. We do not have any equity or economic interest in the joint venture entity at this time, but we have an option to make a capital contribution to the joint venture entity for a 99% general partner interest. If we exercise this option, the bond proceeds will be released from the GIC and used for future construction of the Development Right. However, if we decide not to exercise this option, the bond proceeds will be released and returned to the issuer to redeem the bonds.
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
Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:
•	we may fail to secure development opportunities due to an inability to reach agreements with third parties to obtain land at attractive prices or to obtain desired zoning and other local approvals;

•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital, resulting in losses;

•	construction costs of a community may exceed our original estimates;

•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•	financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•	our cash flows may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•	we may be unsuccessful in our management of the Fund and the Fund REIT; and

•	we may be unsuccessful in managing changes in our portfolio composition.

Part I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to market risk since December 31, 2005.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We are involved in litigation with York Hunter Construction, Inc. and National Union Fire Insurance Company related to a community that has since completed development. A non-jury trial in the Supreme Court of the State of New York, County of Westchester, ended in April 2004, and in May 2004, the court issued a ruling, finding that (i) York Hunter breached the Construction Management Agreement between it and the Company, resulting in consequential damages, and (ii) National Union, having failed to exercise its various rights to perform and complete, is liable to the Company for consequential damages. The court issued a ruling dated October 6, 2004, awarding the Company approximately $1,250,000 plus interest. In September 2005, the ruling was appealed. On September 26, 2006 the appeals court reached its decision, which was to reduce the Company’s award to $371,207 plus interest. The Company intends to file a motion seeking leave to file a further appeal.

In addition to the matters described above, we are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business and, while no assurances can be given, the Company does not believe that any of these other outstanding litigation matters, individually or in the aggregate will have a material adverse effect on the Company.
Item 1a. Risk Factors
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2006, the Company issued 1,525 shares of common stock in exchange for 1,525 units of limited partnership held by a limited partner of Bay Countrybrook, L.P. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. AvalonBay is relying on the exemption based on factual representations received from the limited partner who received these shares.

Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum Dollar
	(a)	(b)	Total Number of	Amount that May
	Total Number	Average Price	Shares Purchased	Yet be Purchased
	of Shares	Paid per	as Part of Publicly	Under the Plans or
	Purchased	Share	Announced Plans	Programs
Period	(1)	(2)	or Programs	(in thousands)
Month Ended July 31, 2006	379	$116.92	—	$100,000
Month Ended August 31, 2006	3,282	$118.98	—	$100,000
Month Ended September 30, 2006	0	$—	—	$100,000

(1)	Includes shares surrendered to the Company in connection with employee stock option exercises or vesting of restricted stock as payment of exercise price or as payment of taxes.

(2)	As disclosed for the first time in our Form 10-K for the year ended December 31, 2005, our Board of Directors has adopted a Stock Repurchase Program under which we may acquire, from time to time, shares of common stock in the open market with an aggregate purchase price of up to $100,000,000. No purchases were made under this program in 2005 or in 2006 to date. In determining whether to repurchase shares, we consider a variety of factors, including our liquidity needs, the then current market price of our shares and the effect of the share repurchases on our per share earnings and FFO. There is no scheduled expiration date to this program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-Q of the Company filed August 14, 1998.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 8-K of the Company filed on October 6, 1998.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1 to Form 8-A of the Company filed October 14, 1998.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of September 18, 1995. (Incorporated by reference to Form 8-K of Avalon Properties dated September 18, 1995.)

4.2	—	First Supplemental Indenture of Avalon Properties dated as of September 18, 1995. (Incorporated by reference to Exhibit 4.2 to Form 10-K of the Company filed March 26, 2002.)

4.3	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.4	—	Third Supplemental Indenture of Avalon Properties dated as of January 22, 1998. (Incorporated by reference to Exhibit 4.4 to Form 10-K of the Company filed March 11, 2003.)

4.5	—	Indenture, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.5 to Form 10-K of the Company filed on March 11, 2003.)

4.6	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.6 to Form 10-K of the Company filed on March 11, 2003.)

4.7	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and the Trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K of the Company filed on July 9, 1998.)

4.8	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and the Trustee, including forms of Floating Rate Note and Fixed Rate Note. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 11, 2000.)

4.9	—	Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and the Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K of the Company filed on September 25, 2006.)

4.10	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed on September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

Exhibit No.		Description

4.11	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.12	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.).

4.13	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed in May 15, 2006. (Incorporated by references to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.).

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer.) (Furnished herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: November 9, 2006	/s/ Bryce Blair
Bryce Blair
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)