Form 10-K
period 2006-12-31
AVALONBAY COMMUNITIES INC
filed 2007-03-01
CIK 915912

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 1-12672
AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	77-0404318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2900 Eisenhower Avenue, Suite 300
Alexandria, Virginia 22314
(Address of principal executive office)
(703) 329-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	New York Stock Exchange
8.70% Series H Cumulative Redeemable Preferred Stock,	New York Stock Exchange
par value $.01 per share
(Title of each class)	(Name of each exchange on which registered)
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
Yes ☐       No ☒
The aggregate market value of the Registrant’s Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2006 was $8,231,895,376.
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2007 was 79,344,557.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.’s Proxy Statement for the 2007 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” on page 65 of this Form 10-K. You should also review Item 1a., “Risk Factors,” for a discussion of various risks that could adversely affect us.

ITEM 1.	BUSINESS
General
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We engage in the development, redevelopment, acquisition, ownership and operation of multifamily communities in high barrier-to-entry markets of the United States. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply. Our markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. We focus on these markets because we believe that, long term, the limited new supply of apartment homes and lower housing affordability in these markets will result in larger increases in cash flows relative to other markets. In addition to increasing the rental revenues of our operating assets, we believe these market attributes will increase the value of our operating assets and enable us to create additional value through the development and selective acquisition of multifamily housing.
At January 31, 2007, we owned or held a direct or indirect ownership interest in:
•	151 operating apartment communities containing 43,533 apartment homes in ten states and the District of Columbia, of which six communities containing 2,381 apartment homes were under reconstruction;

•	17 communities under construction that are expected to contain an aggregate of 5,153 apartment homes when completed; and

•	rights to develop an additional 54 communities that, if developed in the manner expected, will contain an estimated 14,185 apartment homes.
We generally obtain ownership in an apartment community by developing a new community on vacant land or by acquiring and either repositioning or redeveloping an existing community. In selecting sites for development, redevelopment or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.
Our real estate investments consist of the following reportable segments: Established Communities, Other Stabilized Communities and Development/Redevelopment Communities. Established Communities are generally operating communities that are consolidated for financial reporting purposes and that were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and operating expenses during the current year, but that had not achieved stabilization as of the beginning of the prior year. Development/ Redevelopment Communities consist of communities that are under construction, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up. A more detailed description of these segments and other related information can be found in Note 9, “Segment Reporting,” of the Consolidated Financial Statements set forth in Item 8 of this report.
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
During the three years ended December 31, 2006, we acquired two apartment communities whose financial results are consolidated for financial reporting purposes, disposed of 16 apartment communities, and completed the development of 20 apartment communities and the redevelopment of six apartment communities. In anticipation of continued improvement in apartment fundamentals and to help position us for future growth, we increased our construction volume during 2006 (as measured by total projected capitalized cost at completion) and continued to secure new development opportunities, including the acquisition of land for future development. We also increased our investments in apartment communities through an institutional discretionary investment fund, AvalonBay Value Added Fund, L.P. (the “Fund”), which we manage and in which we own approximately a 15% interest. The Fund acquired communities that we believe we can redevelop or reposition, or take advantage of market cycle timing and improved operating performance, to create value. Since its inception in March 2005, the Fund has acquired 13 communities. A more detailed description of the Fund and its investment activity can be found in Financing Activities and Note 6, “Investments in Unconsolidated Entities” of the Consolidated Financial Statements in Item 8 of this report. As a result of strong capital flows to the industry, we also continued to dispose of assets at prices that enabled significant realized gains on cost.
In 2007, we expect additional new development activity to be in the range of $1,000,000,000 to $1,300,000,000, and we expect the Fund will continue to selectively acquire additional communities. We also anticipate asset sales, dependent on strategic and value realization opportunities. The level of development, acquisition and disposition activity, however, is heavily influenced by capital market conditions, including prevailing interest rates. A further discussion of our development, redevelopment, disposition, acquisition, property management and related strategies follows.
Development Strategy. We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily apartment communities in high barrier-to-entry markets of the United States, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive office in Alexandria, Virginia, we also maintain regional offices and administrative or specialty offices in or near the following cities:
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

We generally perform these functions directly (although we may use a wholly-owned subsidiary) both for ourselves and for the joint ventures and partnerships of which we are a member or a partner. We believe this enables us to achieve higher construction quality, greater control over construction schedules and significant cost savings. Our development, property management and construction teams monitor construction progress to ensure high-quality workmanship and a smooth and timely transition into the leasing and operating phase.
As competition for desirable development opportunities has increased in recent years, we will in some cases be engaged in more complicated development pursuits. For example, at times we have acquired and may in the future acquire existing commercial buildings with the intent to pursue rezoning, tenant terminations or expirations and demolition of the existing structures. Generally, during the period that we hold these buildings for future development, the net revenue from these operations, which we consider to be incidental, is accounted for as a reduction in our investment in the development pursuit and not as net income. We have also participated, and may in the future participate, in master planned or other large multi-use developments where we commit to build infrastructure (such as roads) to be used by other participants or commit to act as construction manager or general contractor in building structures or spaces for third parties (such as municipal garages or parks). Costs we incur in connection with these activities may be accounted for as additional invested capital in the community or we may earn fee income for providing these services. Particularly with large scale, urban in-fill developments, we may engage in significant environmental remediation efforts to prepare a site for construction.
Throughout this report, the term “development” is used to refer to the entire property development cycle, including pursuit of zoning approvals, procurement of architectural and engineering designs and the construction process. References to “construction” refer to the actual construction of the property, which is only one element of the development cycle.
Redevelopment Strategy. When we undertake the redevelopment of a community, our goal is to renovate and/or rebuild an existing community so that our total investment is generally below replacement cost and the community is well positioned in the market to achieve attractive returns on our capital. We have established procedures to minimize both the cost and risks of redevelopment. Our redevelopment teams, which include key redevelopment, construction and property management personnel, monitor redevelopment progress. We believe we achieve significant cost savings by acting as our own general contractor. More importantly, this helps to ensure high-quality design and workmanship and a smooth and timely transition into the lease-up and restabilization phase.
Throughout this report, the term “redevelopment” is used to refer to the entire redevelopment cycle, including planning and procurement of architectural and engineering designs, budgeting and actual renovation work. The actual renovation work is referred to as “reconstruction,” which is only one element of the redevelopment cycle.
Disposition Strategy. We sell assets when market conditions are favorable and redeploy the proceeds from those sales to develop, redevelop and acquire communities and to rebalance our portfolio across geographic regions. This also allows us to realize a portion of the value created through our investments, and provides additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising that amount of capital externally by issuing debt or equity securities. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price of each proposal.
Acquisition Strategy. Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. Acquisitions allow us to achieve rapid penetration into markets in which we desire an increased presence. Acquisitions (and dispositions) also help us achieve our desired product mix or rebalance our portfolio. In 2005 we formed the Fund, which during its investment period (ending no later than March 2008) will be the principal vehicle for us to acquire additional investments in apartment communities, subject to certain exceptions. Through the Fund’s investment period (or until fully invested), we expect to continue our acquisition activity through the Fund, focusing in particular on communities in our markets that can benefit from redevelopment, repositioning or market cycle opportunities.
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
Controlling operating expenses is another way in which we intend to increase earnings growth. Growth in our portfolio and the resulting increase in revenue allows for fixed operating costs to be spread over a larger volume of revenue, thereby increasing operating margins. We control operating expenses in a variety of ways, which include the following, among others:
•	we use purchase order controls, acquiring goods and services from pre-approved vendors;

•	we purchase supplies in bulk where possible;

•	we bid third-party contracts on a volume basis;

•	we strive to retain residents through high levels of service in order to eliminate the cost of preparing an apartment home for a new resident and to reduce marketing and vacant apartment utility costs;

•	we perform turnover work in-house or hire third parties, generally depending upon the least costly alternative;

•	we undertake preventive maintenance regularly to maximize resident satisfaction and property and equipment life; and

•	we aggressively pursue real estate tax appeals.
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
We generally manage the operation and leasing activity of our communities directly (although we may use a wholly-owned subsidiary) both for ourselves and the joint ventures and partnerships of which we are a member or a partner.
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
Financing Strategy. We have consistently maintained, and intend to continue to maintain, a capital structure that is aligned to the business risks presented by our corporate strategy. For the year ended December 31, 2006, our fixed charge ratio on an incurred and expensed basis was 1.90 and 2.68, respectively. We believe that fixed charge coverage is an important measure of balance sheet strength, as it measures our ability to service fixed payment obligations from operating cash flow. At December 31, 2006, our debt-to-total market capitalization was 22.3%, and our long-term floating rate debt was 3.4% of total market capitalization. Total market capitalization reflects the aggregate of the market value of our common stock, the market value of our operating partnership units outstanding (based on the market value of our common stock), the liquidation preference of our preferred stock and the outstanding principal amount of our debt. We believe that debt-to-total market capitalization can be one useful measure of a real estate operating company’s long-term liquidity and balance sheet strength, because it shows an approximate relationship between a company’s total debt and the current total market value of its assets based on the current price at which the company’s common stock trades. However, because debt-to-total market capitalization changes with fluctuations in our stock price, which occur regularly, our debt-to-total market capitalization may change even when our earnings and debt levels remain stable.

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
We have invested in the Fund, a private, discretionary investment vehicle that acquires and operates apartment communities in our markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the principal vehicle through which we will invest in the acquisition of apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund. The Fund will not restrict our development activities, and will terminate after a term of eight years, subject to two one-year extensions. The Fund has nine institutional investors, including us, with a combined equity capital commitment of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $22,944,000 has been invested as of January 31, 2007) representing a 15.2% combined general partner and limited partner equity interest. Under the Fund documents, the Fund has the ability to employ leverage through debt financings up to 65% on a portfolio basis, which, if achieved, would enable the Fund to invest up to $940,000,000. We currently expect that leverage of less than 65% will be employed, reducing the projected investment value to between $850,000,000 and $900,000,000 (of which approximately $514,000,000 has been invested as of January 31, 2007).
In addition, we may, from time to time, offer shares of our equity securities, debt securities or options to purchase stock in exchange for property.
Other Strategies and Activities. While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. On occasion, we own and operate retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area) or (ii) we believe the retail space will enhance the attractiveness of the community to residents. As of December 31, 2006, we had a total of 327,010 square feet of rentable retail space that produced gross rental revenue in 2006 of $5,258,000 (0.7% of total revenue). If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. At present, we expect to develop with the intent to sell, directly through a taxable REIT subsidiary or indirectly through a joint venture partnership, one or more land parcels. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.

We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so. At all times we intend to make investments in a manner so as to qualify as a REIT unless, because of circumstances or changes to the Internal Revenue Code (or the Treasury Regulations), the Board of Directors determines that it is no longer in our best interest to qualify as a REIT.
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
Tax Matters
We filed an election with our 1994 federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under federal and certain state income tax laws at the corporate level on our net income to the extent net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level. While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.
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
Environmental and Related Matters
As a current or prior owner, operator and developer of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our communities. For some development communities, we undertake extensive environmental remediation to prepare the site for construction, which could be a significant portion of our total construction cost. Environmental remediation efforts could expose us to possible liabilities for accidents or improper handling of contaminated materials during construction. These and other risks related to environmental matters are described in more detail in Item 1a., “Risk Factors”.

Other Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our SEC filings are also available to the public from the SEC’s website at www.sec.gov. In addition, you may read our SEC fillings at the offices of the New York Stock Exchange (“NYSE”), which is located at 20 Board Street, New York, New York 10005. Our SEC filings are available at the NYSE because our common stock and an outstanding series of preferred stock are listed on the NYSE.
We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investor Relations” section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board’s Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Corporate Governance Guidelines and Code of Conduct, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia 22314, Attention: Chief Financial Officer.
We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of December 31, 2006, we had 1,767 employees.

ITEM 1a. RISK FACTORS
Our operations involve various risks that could have adverse consequences, including those described below. This Item 1a includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements on page 65.
Development, redevelopment and construction risks could affect our profitability.
We intend to continue to develop and redevelop apartment home communities. These activities can include long planning and entitlement timelines and can involve complex and costly activities, including significant environmental remediation or construction work in high-density urban areas. These activities may be exposed to the following risks:
•	we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•	we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;

•	we may incur costs that exceed our original estimates due to increased material, labor or other costs;

•	occupancy rates and rents at a community may fail to meet our expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;

•	we may be unable to complete construction and lease up of a community on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•	we may be unable to obtain financing with favorable terms, or at all, for the proposed development of a community, which may cause us to delay or abandon an opportunity;

•	we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties, such as the construction of shared infrastructure or other improvements; and

•	we may incur liability if our communities are not constructed and operated in compliance with the accessibility provisions of the Americans with Disabilities Acts, the Fair Housing Act or other federal, state or local requirements. Noncompliance could result in imposition of fines, an award of damages to private litigants, and a requirement that we undertake structural modifications to remedy the noncompliance. We are currently engaged in a lawsuit alleging noncompliance with these statutes. See “Legal Proceedings.”
We project construction costs based on market conditions at the time we prepare our budgets, and our projections include changes that we anticipate but cannot predict with certainty. Construction costs have been increasing, particularly for materials such as steel, concrete and lumber, and, for some of our Development Communities and Development Rights, the total construction costs may be higher than the original budget. Total capitalized cost includes all capitalized costs projected to be incurred to develop or redevelop a community, determined in accordance with United States Generally Accepted Accounting Principles (“GAAP”), including:
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
We currently have, and may in the future, incur variable interest rate debt. Accordingly, if interest rates increase, our interest costs will also rise, unless we have made arrangements that hedge the risk of rising interest rates. In addition, an increase in market interest rates may lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock.
Bond financing and zoning compliance requirements could limit our income, restrict the use of communities and cause favorable financing to become unavailable.
We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2006, approximately 7% of our apartment homes at current operating communities were under use limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years) may limit our ability to raise rents aggressively and, in consequence, can also limit increases in the value of the communities subject to these restrictions.
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
Risks related to indebtedness.
We have a $650,000,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank, N.A., and Wachovia Bank, N.A., serving together as syndication agent and as banks, Bank of America, N.A., serving as administrative agent, swing lender, issuing bank and a bank, Morgan Stanley Bank, Wells Fargo Bank, N.A., and Deutsche Bank Trust Company Americas, serving collectively as documentation agent and as banks, and a syndicate of other financial institutions, serving as banks. Our organizational documents do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, subject to compliance with outstanding debt covenants, we could incur more debt, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations.

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
Subject to the requirements related to the Fund, we may in the future acquire apartment communities on a select basis. Our acquisition activities and their success may be exposed to the following risks:
•	an acquired property may fail to perform as we expected in analyzing our investment; and

•	our estimate of the costs of repositioning or redeveloping an acquired property may prove inaccurate.
Failure to succeed in new markets or in activities other than the development, ownership and operation of residential rental communities may have adverse consequences.
We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. As noted in the business description above, we also own and operate retail space when a retail component represents the best use of the space, as is often the case with large urban in-fill developments. Also as noted in the business description above, we expect to develop, through a taxable REIT subsidiary, directly or through a joint venture partnership, one or more parcels with the intent to sell, which we believe represents the best use for those parcels. Our historical experience in our existing markets in developing, owning and operating rental communities does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in these other activities. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local apartment market conditions; an inability to obtain land for development or to identify appropriate acquisition opportunities; an inability to hire and retain key personnel; and lack of familiarity with local governmental and permitting procedures. We may be unsuccessful in owning and operating retail space at our communities or in developing real estate with the intent to sell.

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
Risks associated with an investment in and management of a discretionary investment fund.
We have formed the Fund which, through a wholly-owned subsidiary, we manage as the general partner and to which we have committed $50,000,000, representing an approximate 15% equity interest. This presents risks, including the following:
•	investors in the Fund may fail to make their capital contributions when due and, as a result, the Fund may be unable to execute its investment objectives;

•	our subsidiary that is the general partner of the Fund is generally liable, under partnership law, for the debts and obligations of the Fund, subject to certain exculpation and indemnification rights pursuant to the terms of the partnership agreement of the Fund;

•	investors in the Fund holding a majority of the partnership interests may remove us as the general partner without cause, subject to our right to receive an additional nine months of management fees after such removal and our right to acquire one of the properties then held by the Fund;

•	while we have broad discretion to manage the Fund and make investment decisions on behalf of the Fund, the investors or an advisory committee comprised of representatives of the investors must approve certain matters, and as a result we may be unable to cause the Fund to make certain investments or implement certain decisions that we consider beneficial;

•	we can develop communities but are generally prohibited from making acquisitions of apartment communities outside of the Fund until the earlier of March 16, 2008 or until 80% of the Fund’s committed capital is invested, subject to certain exceptions; and

•	we may be liable if either the Fund, or the REIT through which a number of investors have invested in the Fund and which we manage, fails to comply with various tax or other regulatory matters.
Risk of earthquake damage.
As further described in Item 2., “Communities – Insurance and Risk of Uninsured Losses,” many of our West Coast communities are located in the general vicinity of active earthquake faults. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.
Insurance coverage for earthquakes is expensive due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available.
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
We may incur costs due to environmental contamination or non-compliance.
Under various federal, state and local environmental laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our properties and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial. The presence of such substances, or the failure to properly remediate the contamination, may adversely affect our ability to borrow against, sell or rent the affected property.
In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination.
The development, construction and operation of our communities are subject to regulations and permitting under various federal, state and local laws, regulations and ordinances, which regulate matters including wetlands protection, storm water runoff and wastewater discharge. Noncompliance with such laws and regulations may subject us to fines and penalties. We do not currently anticipate that we will incur any material liabilities as a result of noncompliance with these laws.
Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. We are not aware that any ACMs were used in the construction of the communities we developed. ACMs were, however, used in the construction of several of the communities that we acquired. We implement an operations and maintenance program at each of the communities at which ACMs are detected. We do not currently anticipate that we will incur any material liabilities as a result of the presence of ACMs at our communities.
We are aware that some of our communities have lead paint and have implemented an operations and maintenance program at each of those communities. We do not currently anticipate that we will incur any material liabilities as a result of the presence of lead paint at our communities.
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
Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of its presence regardless of whether we or the resident believe a health risk is presented. However, we cannot provide assurance that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities.
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
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year ended December 31, 2006, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2005, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For communities that we wholly own, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s acquisition cost. The definition of substantial redevelopment may differ for communities owned through a joint venture arrangement.
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

As of December 31, 2006, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes

Current Communities

Established Communities:
Northeast	35	8,674
Mid-Atlantic	17	5,413
Midwest	3	887
Pacific Northwest	10	2,500
Northern California	29	8,450
Southern California	11	3,430

Total Established	105	29,354

Other Stabilized Communities:
Northeast	19	6,088
Mid-Atlantic	5	1,397
Midwest	2	460
Pacific Northwest	1	211
Northern California	3	603
Southern California	7	2,128

Total Other Stabilized	37	10,887

Lease-Up Communities	2	519

Redevelopment Communities	6	2,381

Total Current Communities	150	43,141

Development Communities	17	5,153

Development Rights	54	14,185

Our holdings under each of the above categories are discussed on the following pages.
Current Communities
Our Current Communities are primarily garden-style apartment communities consisting of two and three-story buildings in landscaped settings. In January 2007, the Fund acquired one community containing 392 apartment homes. The Current Communities, as of January 31, 2007, include 115 garden-style (of which 15 are mixed communities and include townhomes), 21 high-rise and 15 mid-rise apartment communities. The Current Communities offer many attractive amenities including some or all of the following:
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
Our Current Communities are located in the following geographic markets:

	Number of		Number of apartment		Percentage of total
	communities at		homes at		apartment homes at
	1-1-06	1-31-07	1-1-06	1-31-07	1-1-06	1-31-07

Northeast	55	56	15,671	15,732	37.8%	36.1%
Boston, MA	18	18	4,514	4,490	10.9%	10.3%
Fairfield County, CT	16	14	4,375	3,812	10.6%	8.8%
Long Island, NY	3	6	915	1,621	2.2%	3.7%
Northern New Jersey	3	3	1,182	1,182	2.9%	2.7%
Central New Jersey	5	6	1,752	2,042	4.2%	4.7%
New York, NY	10	9	2,933	2,585	7.1%	5.9%

Mid-Atlantic	21	24	6,859	7,622	16.6%	17.5%
Baltimore, MD	6	9	1,224	1,987	3.0%	4.6%
Washington, DC	15	15	5,635	5,635	13.6%	12.9%

Midwest	6	7	1,696	1,952	4.1%	4.5%
Chicago, IL	6	7	1,696	1,952	4.1%	4.5%

Pacific Northwest	12	12	3,111	3,111	7.5%	7.2%
Seattle, WA	12	12	3,111	3,111	7.5%	7.2%

Northern California	32	33	9,203	9,366	22.2%	21.5%
Oakland-East Bay, CA	7	7	2,089	2,089	5.0%	4.8%
San Francisco, CA	9	11	2,015	2,489	4.9%	5.7%
San Jose, CA	16	15	5,099	4,788	12.3%	11.0%

Southern California	16	19	4,872	5,750	11.8%	13.2%
Los Angeles, CA	7	9	2,448	3,006	5.9%	6.9%
Orange County, CA	6	7	1,366	1,686	3.3%	3.9%
San Diego, CA	3	3	1,058	1,058	2.6%	2.4%

	142	151	41,412	43,533	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2006, including communities owned by joint ventures and the Fund, we completed construction of 1,368 apartment homes in six communities, acquired 1,397 apartment homes in six communities and sold 1,036 apartment homes in four communities. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 14.1 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the average age of our Current Communities is 9.3 years.
Of the Current Communities, as of January 31, 2007, we own:
•	a full fee simple, or absolute, ownership interest in 113 operating communities, six of which are on land subject to land leases expiring in November 2028, July 2029, December 2034, January 2062, April 2095, and March 2142;

•	a general partnership interest in two partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest and an indirect limited partnership interest in the Fund, which owns a fee simple interest in 14 operating communities;

•	a general partnership interest in five partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 16 communities;

•	a membership interest in five limited liability companies that each hold a fee simple interest in an operating community, three of which are on land subject to land leases expiring in December 2026, November 2089, and December 2103; and

•	a residual profits interest (with no ownership interest) in a limited liability company to which an operating community was transferred upon completion of construction in the second quarter of 2006.
We also hold, directly or through wholly-owned subsidiaries, the full fee simple ownership interest in 17 of the Development Communities.
In each of our five partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2007, there were 144,955 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion/	Size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/06	2006		2005		Apt (4)	Sq. Ft.		(5)

CURRENT COMMUNITIES

NORTHEAST
Boston, MA
Avalon at Bedford Center	Bedford, MA	139	159,704	38.0	2006	1,149	95.7%	85.4	%(3)	17.1%		$1,705	$1.27	(3)	24,716
Avalon at Center Place (11)	Providence, RI	225	222,834	1.2	1991/1997	990	88.0%	93.8%		95.6%		2,247	2.13		28,744
Avalon at Crane Brook	Danvers & Peabody, MA	387	410,454	20.0	2004	1,271	95.3%	95.5%		85.6%		1,349	1.21		54,781
Avalon at Faxon Park	Quincy, MA	171	175,649	8.3	1998	1,027	95.3%	96.3%		95.7%		1,596	1.50		15,657
Avalon at Flanders Hill	Westborough, MA	280	299,828	62.0	2003	1,099	95.7%	95.4%		97.0%		1,515	1.35		37,202
Avalon at Lexington	Lexington, MA	198	230,277	16.1	1994	1,163	98.0%	95.9%		97.1%		1,775	1.46		16,034
Avalon at Newton Highlands (8)	Newton, MA	294	339,484	7.0	2003	1,177	95.2%	95.2%		96.0%		2,220	1.83		56,664
Avalon at Prudential Center	Boston, MA	780	732,237	1.0	1968/1998	939	97.4%	97.5%		96.8%		2,767	2.87		156,653
Avalon at Steven’s Pond	Saugus, MA	326	381,825	82.6	2004	1,106	96.0%	95.7%		94.6%		1,587	1.30		54,285
Avalon at The Pinehills I	Plymouth, MA	101	151,712	6.0	2004	1,954	96.0%	93.4%		83.9%		1,814	1.13		19,943
Avalon Essex	Peabody, MA	154	198,478	11.1	2000	1,289	98.1%	97.3%		96.6%		1,605	1.21		21,817
Avalon Ledges	Weymouth, MA	304	329,822	57.6	2002	1,023	95.4%	95.3%		94.3%		1,432	1.26		36,367
Avalon Oaks	Wilmington, MA	204	229,752	22.5	1999	1,023	98.5%	95.1%		93.5%		1,515	1.28		21,257
Avalon Oaks West	Wilmington, MA	120	133,376	27.0	2002	1,033	97.5%	93.7%		93.8%		1,432	1.21		16,844
Avalon Orchards	Marlborough, MA	156	176,497	23.0	2002	1,219	95.5%	96.4%		97.2%		1,495	1.27		21,150
Avalon Summit	Quincy, MA	245	224,418	8.0	1986/1996	916	97.6%	95.5%		95.2%		1,221	1.27		17,345
Avalon West	Westborough, MA	120	147,472	8.0	1996	1,229	95.8%	95.9%		96.7%		1,432	1.12		11,332
Essex Place	Peabody, MA	286	250,322	18.0	2004	875	96.2%	97.8%		96.3%		1,090	1.22		23,727

Fairfield-New Haven, CT
Avalon at Greyrock Place	Stamford, CT	306	314,600	3.0	2002	1,040	97.4%	97.9%		97.6%		2,088	1.99		70,393
Avalon Danbury	Danbury, CT	234	235,320	36.0	2005	1,006	94.0%	94.5%		40.8	%(3)	1,619	1.52		35,454
Avalon Darien	Darien, CT	189	242,533	32.0	2004	1,282	95.8%	93.7%		97.7%		2,500	1.82		41,519
Avalon Gates	Trumbull, CT	340	379,282	37.0	1997	1,116	95.0%	98.1%		96.3%		1,554	1.37		37,105
Avalon Glen	Stamford, CT	238	229,644	4.1	1991	965	93.7%	97.2%		98.0%		1,878	1.89		32,143
Avalon Haven	North Haven, CT	128	139,972	10.6	2000	1,094	96.1%	97.4%		95.9%		1,511	1.35		13,987
Avalon Milford I	Milford, CT	246	216,746	22.0	2004	886	95.9%	98.1%		93.9%		1,363	1.52		31,441
Avalon New Canaan (7)	New Canaan, CT	104	131,782	9.1	2002	1,251	92.3%	95.7%		96.4%		2,910	2.20		24,364
Avalon on Stamford Harbor	Stamford, CT	323	323,587	12.1	2003	1,002	98.8%	97.6%		96.5%		2,334	2.27		62,886
Avalon Orange	Orange, CT	168	163,238	9.6	2005	972	95.2%	97.9%		64.1	%(3)	1,436	1.45		22,096
Avalon Springs	Wilton, CT	102	158,259	12.0	1996	1,552	95.1%	92.7%		93.9%		2,845	1.70		17,194
Avalon Valley	Danbury, CT	268	300,044	17.1	1999	1,070	97.4%	98.1%		94.9%		1,621	1.42		26,310
Avalon Walk I & II	Hamden, CT	764	766,604	38.4	1992/1994	996	89.9%	91.7	%(2)	93.2%		1,242	1.14	(2)	65,461

Long Island, NY
Avalon at Glen Cove South	Glen Cove, NY	256	261,425	4.0	2004	1,050	96.9%	95.5%		95.8%		2,289	2.14		67,902
Avalon Commons	Smithtown, NY	312	377,240	20.6	1997	1,209	96.8%	97.1%		97.4%		2,014	1.62		33,715
Avalon Court	Melville, NY	494	596,942	35.4	1997/2000	1,208	96.4%	96.3%		96.8%		2,394	1.91		59,822
Avalon Pines I	Coram, NY	298	362,124	32.0	2005	1,485	95.3%	95.9%		71.6	%(3)	1,816	1.43		46,537
Avalon Pines II	Coram, NY	152	185,954	42.0	2006	1,223	98.7%	71.0	%(3)	N/A		2,310	1.34	(3)	23,866
Avalon Towers	Long Beach, NY	109	124,611	1.3	1990/1995	1,143	98.2%	97.7%		97.7%		3,339	2.85		21,278

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion/	Size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/06	2006		2005		Apt (4)	Sq. Ft.		(5)
Northern New Jersey
Avalon at Edgewater	Edgewater, NJ	408	428,611	7.6	2002	1,051	96.3%	95.8%		96.3%		2,269	2.07		75,214
Avalon at Florham Park	Florham Park, NJ	270	330,410	41.9	2001	1,224	95.6%	97.6%		96.4%		2,467	1.97		41,816
Avalon Cove	Jersey City, NJ	504	575,334	11.0	1997	1,142	98.8%	97.7%		97.5%		2,677	2.29		92,872

Central New Jersey
Avalon at Freehold	Freehold, NJ	296	317,331	40.3	2002	1,072	98.0%	96.3%		95.6%		1,679	1.51		34,748
Avalon Run (13)	Lawrenceville, NJ	426	443,168	9.0	1994	1,010	95.8%	94.6%		95.5%		1,401	1.27		60,045
Avalon Run East	Lawrenceville, NJ	206	257,938	27.1	1996	1,287	97.1%	95.8%		96.0%		1,594	1.22		16,358
Avalon Run East II (8)	Lawrenceville, NJ	312	341,320	70.5	2003	1,095	96.5%	96.2%		87.6%		1,722	1.51		52,144
Avalon Watch	West Windsor, NJ	512	486,069	64.4	1988	949	96.1%	96.4%		95.3%		1,368	1.39		30,138

New York, NY
Avalon Bowery Place I	New York, NY	206	162,000	1.1	2006	786	59.7%	32.2	%(3)	N/A		3,418	1.40	(3)	89,577
Avalon Gardens	Nanuet, NY	504	608,842	62.5	1998	1,208	95.2%	97.0%		97.8%		2,035	1.63		55,112
Avalon Green	Elmsford, NY	105	113,538	16.9	1995	1,081	94.3%	96.5%		96.3%		2,148	1.92		13,243
Avalon on the Sound (11)	New Rochelle, NY	412	372,860	2.4	2001	905	96.4%	96.2%		96.2%		2,237	2.38		117,098
Avalon Riverview I (11)	Long Island City, NY	372	332,947	1.0	2002	895	97.0%	96.7%		96.7%		2,956	3.19		94,561
Avalon View	Wappingers Falls, NY	288	327,547	41.0	1993	1,137	92.0%	95.0%		92.7%		1,320	1.10		19,267
Avalon Willow	Mamaroneck, NY	227	199,842	4.0	2000	880	98.2%	98.9%		96.4%		2,044	2.29		47,514
The Avalon	Bronxville, NY	110	119,410	1.5	1999	1,085	96.4%	97.0%		96.4%		3,438	3.07		31,356

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	Columbia, MD	384	386,344	23.8	1987/1996	1,005	95.1%	97.0%		94.7%		1,207	1.16		22,771
Avalon at Fairway Hills III	Columbia, MD	336	337,683	20.2	1987/1996	1,005	94.9%	95.1	%(2)	91.1	%(2)	1,293	1.22	(2)	29,353
Avalon at Symphony Glen	Columbia, MD	176	179,880	10.0	1986	1,022	91.0%	96.6%		95.9%		1,200	1.13		9,355
Avalon Landing	Annapolis, MD	158	117,033	13.8	1984/1995	741	97.5%	97.8%		97.2%		1,177	1.55		10,188
Southgate Crossing	Columbia, MD	215	212,420	12.7	1986/2006	988	95.3%	93.8%		N/A		248	0.24		36,358

Washington, DC
AutumnWoods	Fairfax, VA	420	355,228	24.3	1989/1996	846	86.4%	94.6	%(2)	95.2%		1,225	1.37	(2)	33,201
Avalon at Arlington Square	Arlington, VA	842	901,120	20.1	2001	1,070	97.1%	96.5%		94.7%		1,770	1.60		112,609
Avalon at Ballston — Washington Towers	Arlington, VA	344	294,954	4.1	1990	857	95.9%	97.8%		97.2%		1,602	1.83		38,110
Avalon at Cameron Court	Alexandria, VA	460	467,292	16.0	1998	1,016	95.2%	97.3%		95.3%		1,725	1.65		43,533
Avalon at Decoverly	Rockville, MD	368	368,374	24.0	1991/1995	1,001	94.8%	97.0%		95.3%		1,369	1.33		32,298
Avalon at Foxhall	Washington, DC	308	297,875	2.7	1982	967	98.7%	96.6%		94.3%		2,050	2.05		44,388
Avalon at Gallery Place I	Washington, DC	203	184,230	0.5	2003	903	97.5%	95.7%		95.6%		2,235	2.36		48,873
Avalon at Grosvenor Station (8)	North Bethesda, MD	497	477,459	10.0	2004	963	96.8%	97.3%		95.7%		1,627	1.65		82,157
Avalon at Providence Park	Fairfax, VA	141	148,282	9.3	1988/1997	1,052	100.0%	96.9%		96.8%		1,387	1.28		11,680
Avalon at Rock Spring (9) (11)	North Bethesda, MD	386	388,232	10.2	2003	1,006	97.2%	96.6%		94.9%		1,659	1.59		46,260
Avalon at Traville (8)	North Potomac, MD	520	573,717	47.9	2004	1,103	96.5%	97.7%		94.7%		1,595	1.41		69,747
Avalon Crescent	McLean, VA	558	613,426	19.1	1996	1,099	96.1%	96.0%		96.2%		1,770	1.55		57,601
Avalon Fields I & II	Gaithersburg, MD	288	292,282	9.2	1998	1,050	92.7%	97.0%		95.7%		1,350	1.29		22,778
Avalon Knoll	Germantown, MD	300	290,544	26.7	1985	968	95.7%	97.2%		95.8%		1,147	1.15		9,395

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic			Average
			Approx.		Year of	Average	Physical	occupancy			rental rate			Financial
		Number of	rentable area		completion/	Size	occupancy at				$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/06	2006		2005	Apt (4)	Sq. Ft.		(5)
MIDWEST
Chicago, IL
Avalon Arlington Heights	Arlington Heights, IL	409	346,416	2.8	1987/2000	848	91.9%	92.9	%(2)	95.0%	1,374	1.51	(2)	55,857
Avalon at Danada Farms (8)	Wheaton, IL	295	350,606	19.2	1997	1,188	95.9%	95.3%		95.6%	1,346	1.08		38,972
Avalon at Stratford Green (8)	Bloomingdale, IL	192	237,084	12.7	1997	1,235	95.3%	95.9%		95.1%	1,322	1.03		22,164
Avalon at West Grove (8)	Westmont, IL	400	388,500	17.4	1967	971	94.5%	95.0%		96.2%	881	0.86		31,272

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek (8)	Redmond, WA	264	288,250	22.2	1998	1,092	95.8%	96.3%		94.6%	1,174	1.04		34,857
Avalon Bellevue	Bellevue, WA	202	167,069	1.7	2001	827	98.0%	96.5%		95.8%	1,361	1.59		30,862
Avalon Belltown	Seattle, WA	100	82,418	0.7	2001	824	96.0%	96.4%		95.5%	1,610	1.88		18,444
Avalon Brandemoor (8)	Lynwood, WA	424	453,602	27.0	2001	1,070	96.0%	96.8%		96.6%	1,034	0.94		45,646
Avalon HighGrove (8)	Everett, WA	391	422,482	19.0	2000	1,081	96.4%	96.5%		94.9%	962	0.86		39,879
Avalon ParcSquare (8)	Redmond, WA	124	126,951	2.0	2000	1,024	94.4%	96.4%		95.4%	1,371	1.29		19,245
Avalon Redmond Place (8)	Redmond, WA	222	211,450	8.4	1991/1997	952	94.6%	96.7%		96.4%	1,116	1.13		26,409
Avalon RockMeadow (8)	Bothell, WA	206	243,958	11.2	2000	1,184	97.1%	96.1%		95.0%	1,132	0.92		24,806
Avalon WildReed (8)	Everett, WA	234	259,080	23.0	2000	1,107	96.2%	96.7%		95.7%	955	0.83		23,095
Avalon Wynhaven (8)	Issaquah, WA	333	424,803	11.6	2001	1,276	93.7%	95.4%		94.0%	1,286	0.96		52,844

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	Union City, CA	208	150,320	8.5	1973/1996	723	98.1%	96.7%		96.9%	1,106	1.48		22,581
Avalon at Willow Creek	Fremont, CA	235	191,935	13.5	1985/1994	817	100.0%	97.7%		96.9%	1,336	1.60		36,212
Avalon Dublin	Dublin, CA	204	179,004	13.0	1989/1997	877	96.6%	97.2%		96.2%	1,400	1.55		27,866
Avalon Fremont I	Fremont, CA	308	316,052	14.3	1994	1,026	95.8%	96.9%		96.3%	1,583	1.49		56,612
Avalon Pleasanton	Pleasanton, CA	456	366,062	14.7	1988/1994	803	97.4%	96.8%		95.9%	1,304	1.57		62,350
Waterford	Hayward, CA	544	452,043	11.1	1985/1986	831	95.6%	95.6%		94.9%	1,154	1.33		61,686

San Francisco, CA
Avalon at Cedar Ridge	Daly City, CA	195	141,411	7.0	1972/1997	725	97.4%	96.8%		96.0%	1,404	1.87		26,546
Avalon at Diamond Heights	San Francisco, CA	154	123,047	3.0	1972/1994	799	98.1%	97.4%		95.9%	1,649	2.01		25,327
Avalon at Mission Bay North	San Francisco, CA	250	243,089	1.4	2003	977	92.8%	95.2%		95.5%	3,057	2.99		92,812
Avalon at Nob Hill	San Francisco, CA	185	108,745	1.4	1990/1995	588	97.3%	96.4%		96.3%	1,672	2.74		28,071
Avalon Foster City	Foster City, CA	288	222,364	11.0	1973/1994	772	97.9%	97.1%		97.0%	1,377	1.73		43,588
Avalon Pacifica	Pacifica, CA	220	186,800	21.9	1971/1995	849	96.8%	96.7%		96.1%	1,495	1.70		32,165
Avalon Sunset Towers	San Francisco, CA	243	171,800	16.0	1961/1996	707	95.9%	96.7%		97.4%	1,714	2.34		28,778
Avalon Towers by the Bay	San Francisco, CA	227	243,090	1.0	1999	1,071	97.8%	96.8%		96.2%	2,843	2.57		67,006
Crowne Ridge	San Rafael, CA	254	221,635	21.9	1973/1996	873	98.4%	96.3%		95.8%	1,324	1.46		33,063

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic			Average
			Approx.		Year of	Average	Physical	occupancy			rental rate			Financial
		Number of	rentable area		completion/	Size	occupancy at				$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/06	2006		2005	Apt (4)	Sq. Ft.		(5)
San Jose, CA
Avalon at Blossom Hill	San Jose, CA	324	323,496	7.5	1995	998	97.8%	96.7%		96.2%	1,484	1.44		62,060
Avalon at Cahill Park	San Jose, CA	218	218,177	3.8	2002	1,001	95.9%	97.0%		97.1%	1,868	1.81		52,570
Avalon at Creekside	Mountain View, CA	294	215,680	13.0	1962/1997	734	98.0%	97.7%		96.5%	1,257	1.67		43,423
Avalon at Foxchase I & II	San Jose, CA	396	334,956	12.0	1988/1987	844	97.5%	96.9%		96.0%	1,247	1.43		60,670
Avalon at Parkside	Sunnyvale, CA	192	203,990	8.0	1991/1996	1,062	99.5%	98.0%		97.4%	1,655	1.53		38,218
Avalon at Pruneyard	Campbell, CA	252	197,000	8.5	1968/1997	782	99.6%	97.4%		97.0%	1,251	1.56		32,141
Avalon at River Oaks	San Jose, CA	226	210,050	4.0	1990/1996	929	97.3%	97.6%		96.7%	1,487	1.56		45,009
Avalon Campbell	Campbell, CA	348	326,796	10.8	1995	939	98.3%	96.9%		96.2%	1,528	1.58		60,114
Avalon Mountain View (7)	Mountain View, CA	248	211,552	10.5	1986	853	96.4%	95.9%		95.1%	1,567	1.76		51,609
Avalon on the Alameda	San Jose, CA	305	299,762	8.9	1999	983	97.0%	96.9%		95.2%	1,850	1.82		56,506
Avalon Rosewalk	San Jose, CA	456	448,488	16.6	1997/1999	984	98.0%	96.4%		95.7%	1,480	1.45		79,364
Avalon Silicon Valley	Sunnyvale, CA	710	653,929	13.6	1997	921	95.2%	96.5%		95.8%	1,732	1.81		122,123
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	1.9	2002	1,035	97.6%	96.5%		96.7%	2,422	2.26		65,752
CountryBrook (8)	San Jose, CA	360	322,992	14.0	1985/1996	897	99.4%	97.8%		96.8%	1,347	1.47		48,790
San Marino	San Jose, CA	248	209,000	11.5	1984/1988	843	99.2%	97.4%		96.7%	1,249	1.44		35,017

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	Burbank, CA	748	530,084	14.1	1961/1997	709	96.7%	95.7%		95.9%	1,370	1.85		76,461
Avalon at Warner Center	Woodland Hills, CA	227	191,114	7.0	1979/1998	842	96.0%	96.8%		97.5%	1,614	1.86		26,943
Avalon Camarillo	Camarillo, CA	249	233,267	10.0	2006	937	99.2%	54.4	%(3)	N/A	3,196	1.85	(3)	47,174
Avalon Glendale (11)	Burbank, CA	223	241,714	5.1	2003	1,084	96.0%	95.4%		95.7%	2,237	1.97		40,248
Avalon Woodland Hills	Woodland Hills, CA	663	594,396	18.2	1989/1997	897	97.0%	95.5%		96.0%	1,491	1.59		72,073
The Promenade	Burbank, CA	400	360,587	6.9	1988/2002	901	98.0%	97.4%		96.9%	1,759	1.90		71,003
Avalon Del Rey (9)(12)	Los Angeles, CA	309	284,636	5.0	2006	921	97.4%	51.5	%(3)	N/A	3,710	2.07	(3)	65,075

Orange County, CA
Avalon at Pacific Bay	Huntington Beach, CA	304	268,000	9.7	1971/1997	882	96.7%	96.0%		96.7%	1,455	1.58		32,296
Avalon at South Coast	Costa Mesa, CA	258	207,672	8.0	1973/1996	805	98.1%	98.3%		97.2%	1,356	1.66		25,490
Avalon Mission Viejo	Mission Viejo, CA	166	124,600	7.8	1984/1996	751	95.8%	95.5%		95.4%	1,233	1.57		14,012
Avalon Newport	Costa Mesa, CA	145	122,415	6.6	1956/1996	844	100.0%	98.2%		97.5%	1,566	1.82		10,352
Avalon Santa Margarita	Rancho Santa Margarita, CA	301	229,593	20.0	1990/1997	763	97.7%	96.9%		96.5%	1,295	1.64		24,361

San Diego, CA
Avalon at Cortez Hill	San Diego, CA	294	226,140	1.4	1973/1998	769	95.6%	95.1%		95.0%	1,404	1.74		34,556
Avalon at Mission Bay	San Diego, CA	564	402,285	12.9	1969/1997	713	97.3%	95.7%		95.1%	1,378	1.85		66,281
Avalon at Mission Ridge	San Diego, CA	200	207,625	4.0	1960/1997	1,038	97.0%	96.3%		96.1%	1,509	1.40		22,421

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion/	Size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/06	2006		2005		Apt (4)	Sq. Ft.		(5)
DEVELOPMENT COMMUNITIES

Avalon at Decoverly II	Rockville, MD	196	182,560	10.8	N/A	931	N/A	N/A		N/A		N/A	N/A		29,423
Avalon at Dublin Station I	Dublin, CA	305	299,329	4.7	N/A	981	N/A	N/A		N/A		N/A	N/A		42,351
Avalon at Glen Cove North (11)	Glen Cove, NY	111	101,161	1.3	N/A	911	N/A	N/A		N/A		N/A	N/A		27,137
Avalon at Lexington Hills	Lexington, MA	387	487,139	2.3	N/A	1,259	N/A	N/A		N/A		N/A	N/A		22,611
Avalon Acton	Acton, MA	380	353,790	5.0	N/A	931	N/A	N/A		N/A		N/A	N/A		16,672
Avalon Bowery Place II	New York, NY	90	73,624	1.1	N/A	838	N/A	N/A		N/A		N/A	N/A		15,007
Avalon Chestnut Hill	Chestnut Hill, MA	204	275,563	4.7	N/A	1,351	N/A	N/A		N/A		N/A	N/A		59,926
Avalon Danvers	Danvers, MA	433	493,095	75.0	N/A	1,139	N/A	N/A		N/A		N/A	N/A		46,433
Avalon Encino	Los Angeles, CA	131	131,252	2.0	N/A	1,002	N/A	N/A		N/A		N/A	N/A		22,871
Avalon Lyndhurst	Lyndhurst, NJ	328	331,122	5.8	N/A	1,010	N/A	N/A		N/A		N/A	N/A		64,226
Avalon Meydenbauer	Bellevue, WA	368	329,613	3.6	N/A	896	N/A	N/A		N/A		N/A	N/A		36,089
Avalon on the Sound II (11)	New Rochelle, NY	588	561,981	1.7	N/A	956	N/A	N/A		N/A		N/A	N/A		102,073
Avalon Riverview North	Long Island City, NY	602	477,657	1.8	N/A	793	N/A	N/A		N/A		N/A	N/A		85,814
Avalon Shrewsbury	Shrewbury, MA	251	209,548	25.5	N/A	835	N/A	N/A		N/A		N/A	N/A		33,543
Avalon Wilshire	Los Angeles, CA	123	125,109	1.6	N/A	1,017	N/A	N/A		N/A		N/A	N/A		38,338
Avalon Woburn	Woburn, MA	446	483,995	56.0	N/A	1,085	N/A	N/A		N/A		N/A	N/A		61,277
Avalon Canoga Park	Conoga Park, CA	210	186,599	3.3	N/A	889	N/A	N/A		N/A		N/A	N/A		14,031

UNCONSOLIDATED COMMUNITIES

Aurora at Yerba Buena (6)	San Francisco, CA	160	125,636	0.9	2000/2006	785	94.4%	95.4	%(3)	N/A		2,523	3.07	(3)	N/A
Avalon at Aberdeen Station (6)	Aberdeen, NJ	290	296,033	16.8	2002/2006	1,021	97.0%	95.0	%(3)	N/A		1,736	1.61	(3)	N/A
Avalon at Mission Bay North II (9)(11)	San Francisco, CA	313	291,817	1.5	2006	932	36.4%	27.8	%(3)	N/A		9,048	2.69	(3)	N/A
Avalon at Poplar Creek (6)	Schaumburg, IL	196	178,490	12.8	1986/2005	911	90.8%	95.9	%(2)	94.3	%(3)	1,073	1.13	(2)	N/A
Avalon Chrystie Place I (9)(11)	New York, NY	361	266,940	1.5	2005	739	98.6%	98.4%		62.5	%(3)	3,125	4.16		N/A
Avalon Columbia (6)	Columbia, MD	170	177,284	11.3	1989/2004	1,043	96.5%	96.1	%(2)	84.4	%(3)	1,273	1.17	(2)	N/A
Avalon Grove (9)	Stamford, CT	402	365,252	5.1	1996	906	96.8%	96.9%		96.6%		2,101	2.24		N/A
Avalon Lakeside (6)	Wheaton, IL	204	162,821	12.4	2004	798	96.6%	95.5%		79.6%		894	1.07		N/A
Avalon at Redondo Beach (6)	Redondo Beach, CA	105	85,380	1.2	1971/2004	813	97.1%	94.4%		95.9%		1,929	2.24		N/A
Cedar Valley (6)	Columbia, MD	156	150,276	11.4	1972/2006	963	97.0%	96.6	%(3)	N/A		1,187	1.19		N/A
Civic Center (6)	Norwalk, CA	192	173,568	8.7	1987/2005	904	89.1%	94.8	%(2)	98.6	%(3)	1,468	1.54	(2)	N/A
Fuller Martel (6)	Los Angeles, CA	82	71,846	0.8	1987/2005	876	96.3%	96.1%		97.4	%(3)	1,650	1.81		N/A
Paseo Park (6)	Fremont, CA	134	105,900	7.0	1987/2005	790	100.0%	96.9%		96.0	%(3)	1,114	1.37	(3)	N/A
Avalon Redmond (6)	Redmond, WA	400	340,448	24.0	1983/2004	851	87.5%	88.4	%(2)	93.9%		1,016	1.06	(2)	N/A
The Covington (6)	Schaumburg, IL	256	201,924	13.2	1988/2006	789	85.9%	83.8	%(3)	N/A		1,008	1.07	(3)	N/A
Avalon Juanita Village (10)	Kirkland, WA	211	207,511	2.9	2005	983	94.3%	94.1%		45.4	%(3)	1,289	1.23		N/A
The Springs (6)	Corona, CA	320	241,440	13.3	1987/2006	755	94.1%	94.7	%(3)	N/A		1,066	1.34	(3)	N/A

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)
(1)	We own a fee simple interest in the communities listed, excepted as noted below.

(2)	Represents community which was under redevelopment during the year, resulting in lower average economic occupancy and average rental rate per square foot for the year.

(3)	Represents community that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(4)	Represents the average rental revenue per occupied apartment home.

(5)	Costs are presented in accordance with generally accepted accounting principles. For current Development Communities, cost represents total costs incurred through December 31, 2006. Financial reporting costs are excluded for unconsolidated communities, see Note 6, “Investments in Unconsolidated Entities” of our Consolidated Financial Statements in Item 8 of this report.

(6)	We own a 15.2% combined general partnership and indirect limited partner equity interest in this community.

(7)	We own a general partnership interest in a partnership that owns a fee simple interest in this community.

(8)	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.

(9)	We own a membership interest in a limited liability company that holds a fee simple interest in this community.

(10)	This community was transferred to a joint venture entity upon completion of development. We do not hold an equity interest in the entity, but retain a promoted residual interest in the profits of the entity. We receive a property management fee for this community.

(11)	Community is located on land subject to a land lease.

(12)	Upon completion of this community we admitted a 70% joint venture partner to the LLC. However, due to an operating guarantee provided to the joint venture partner, this community is consolidated for financial reporting purposes.

(13)	In December 2006, we completed the purchase of our partner’s interest in Avalon Run, and this community is now a wholly-owned community. See Note 6, “Investments in Unconsolidated Entities” of our Consolidated Financial Statements in Item 8 of this report.

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large	Balcony,			Non-		Homes w/
	1 BR	2BR		3BR						dryer				storage or	patio, deck			direct	Direct	pre-wired
						Studios /			Parking	hook-ups	Vaulted			walk-in	or	Built-in		access	access	security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	or units	ceilings	Lofts	Fireplaces	closet	sunroom	bookcases	Carports	garages	garages	systems
CURRENT COMMUNITIES (1)

NORTHEAST
Boston, MA
Avalon at Bedford Center	52	—	87	—	—	—	—	139	269	All	Some	Some	Some	Some	All	None	No	No	Yes	None
Avalon at Center Place	103	—	112	4	—	6	—	225	371	All	None	None	None	Some	Some	None	No	No	No	None
Avalon at Crane Brook	162	12	175	38	—	—	—	387	658	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon at Faxon Park	68	—	75	28	—	—	—	171	327	All	Some	Some	Some	Most	All	None	No	Yes	No	All
Avalon at Flanders Hill	108	22	120	30	—	—	—	280	589	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon at Lexington	28	25	89	56	—	—		198	362	All	Some	Some	Some	Most	All	None	Yes	Yes	No	None
Avalon at Newton Highlands	90	40	99	55	4	6	—	294	551	All	Some	Some	Some	Most	Most	None	No	No	No	All
Avalon at Prudential Center	361	—	242	—	29	149	—	781	538	None	None	None	None	Most	Some	None	No	No	No	None
Avalon at Steven’s Pond	102	—	202	22	—	—	—	326	749	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon at The Pinehills I	12	—	73	16	—	—	—	101	235	All	Most	Some	Some	All	All	None	No	No	Yes	All
Avalon Essex	50	—	104	—	—	—	—	154	336	All	Some	Some	Half	Most	All	None	No	Yes	Yes	All
Avalon Ledges	124	28	124	28	—	—	—	304	594	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Oaks	60	24	96	24	—	—	—	204	394	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Oaks West	48	12	48	12	—	—	—	120	232	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Orchards	69	87	—	—	—	—	—	156	307	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Summit	154	58	31	1	—	—	1	245	359	None	None	None	None	Some	Most	None	No	No	Yes	None
Avalon West	40	—	55	25	—	—	—	120	285	All	Some	Some	Some	All	Half	None	No	Yes	Yes	All
Essex Place	40	246	—	—	—	—	—	286	450	Some	None	None	None	Some	Some	None	No	No	No	None

Fairfield-New Haven, CT
Avalon at Greyrock Place	52	91	99	12	—	—	52	306	464	All	None	None	None	Most	All	None	No	No	No	All
Avalon Danbury	112	—	98	24	—	—	—	234	54	All	None	Some	Some	Some	All	None	No	Yes	No	Some
Avalon Darien	77	—	80	32	—	—	—	189	443	All	All	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Gates	122	—	168	50	—	—	—	340	688	All	Some	Some	Half	All	All	None	Yes	Yes	No	All
Avalon Glen	112	—	125	1	—	—	—	238	363	Most	Some	Some	Some	Some	Most	Some	Yes	No	Yes	Most
Avalon Haven	28	—	40	24	—	—	36	128	256	All	Some	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Milford I	184	—	62	—	—	—	—	246	426	All	Some	None	Some	Some	All	None	Yes	Yes	No	All
Avalon New Canaan	16	—	64	24	—	—	—	104	194	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon on Stamford Harbor	159	—	130	20	—	14	—	323	503	All	Some	Some	Some	All	Most	None	No	No	No	All
Avalon Orange	84	—	28	28	—	—	28	168	362	All	Some	Some	Some	All	All	None	Yes	No	No	All
Avalon Springs	—	—	70	32	—	—	—	102	264	All	Half	Half	Most	All	All	None	No	No	Yes	All
Avalon Valley	106	—	134	28	—	—	—	268	637	All	Some	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Walk I & II	272	116	122	98	—	—	156	764	1,411	All	Some	Some	Some	Most	All	None	Yes	No	No	Half

Long Island, NY
Avalon at Glen Cove South	124	—	91	—	—	41	—	256	366	All	None	None	Some	All	Some	None	No	No	Some	Some
Avalon Commons	128	40	112	32	—	—	—	312	485	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Court	172	54	194	74	—	—	—	494	797	All	Half	Half	Some	Some	All	None	No	Yes	Yes	All
Avalon Pines I	72	—	220	—	6	—	—	298	1,094	All	Most	Some	Some	Most	All	None	No	Yes	Yes	All
Avalon Pines II	50	—	102	—	—	—	—	152	135	All	Most	Some	Some	All	All	None	No	Some	Some	All
Avalon Towers	—	—	38	—	3	1	67	109	198	All	None	None	None	Most	Most	None	No	Yes	No	None

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large	Balcony,			Non-		Homes w/
	1 BR	2BR		3BR						dryer				storage or	patio, deck			direct	Direct	pre-wired
						Studios /			Parking	hook-ups	Vaulted			walk-in	or	Built-in		access	access	security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	or units	ceilings	Lofts	Fireplaces	closet	sunroom	bookcases	Carports	garages	garages	systems
Northern New Jersey
Avalon at Edgewater	158	—	190	60	—	—	—	408	872	All	Some	Some	Some	All	Half	None	No	No	Yes	Some
Avalon at Florham Park	46	—	162	62	—	—	—	270	583	All	All	None	Some	Most	Some	None	No	No	Yes	All
Avalon Cove	197	—	231	26	2	—	48	504	460	All	Some	Some	Some	All	Some	None	No	Yes	No	None

Central New Jersey
Avalon at Freehold	40	24	192	40	—	—	—	296	591	All	Some	Some	Half	All	All	None	No	Yes	No	None
Avalon Run	144	90	108	84	—	—	—	426	640	All	Some	Some	Some	Some	All	None	Yes	No	No	All
Avalon Run East	64	106	—	36	—	—	—	206	401	All	Some	Some	Some	Most	Most	None	Yes	Yes	Yes	All
Avalon Run East II	72	36	148	56	—	—	—	312	500	All	Some	Some	Some	Some	All	None	Yes	Yes	Yes	All
Avalon Watch	252	48	172	40	—	—	—	512	781	All	Some	None	Half	All	All	None	No	Yes	No	None

New York, NY
Avalon Bowery Place I	98	54	—	—	—	54	—	206	131	All	None	None	None	Some	Some	None	No	No	Yes	Some
Avalon Gardens	208	48	144	104	—	—	—	504	1,382	All	Half	Half	Some	All	All	Some	Yes	Yes	Yes	All
Avalon Green	25	24	56	—	—	—	—	105	208	All	Some	Some	Some	All	All	None	Yes	No	No	All
Avalon on the Sound	142	—	185	21	21	43	—	412	648	Most	Some	Some	None	Most	Some	None	No	No	Yes	None
Avalon Riverview I	186	—	114	15	14	43	—	372	426	All	None	Some	None	Most	Some	None	No	No	Yes	None
Avalon View	112	47	65	64	—	—	—	288	598	All	Some	Some	Some	Most	All	None	Yes	No	No	None
Avalon Willow	151	—	76	—	—	—	—	227	371	All	Some	Some	Some	Some	All	None	No	No	No	No
The Avalon	55	2	43	10	—	—	—	110	170	All	Some	Some	Some	Most	Half	None	No	No	Yes	All

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	185	78	100	38	—	—	—	401	283	All	Some	None	Most	Some	All	Some	No	No	No	None
Avalon at Fairway Hills III	97	146	54	22	—	—	23	342	522	All	Some	None	Most	Some	All	Some	No	No	No	None
Avalon at Symphony Glen	88	14	54	20	—	—	—	176	268	All	Some	None	Most	All	Most	Some	No	No	No	None
Avalon Landing	83	18	57	—	—	—	—	158	256	All	None	None	Most	Most	All	None	Yes	No	No	None
Southgate Crossing		63 94	48	10	—	—	—	2	15 353	All	None	None	Most	None	All	None	No	No	No	None

Washington, DC
AutumnWoods	220	104	96	—	—	—	—	420	720	All	Some	None	Some	All	All	None	Yes	No	No	None
Avalon at Arlington Square	404	24	196	60	—	—	158	842	1,411	All	Some	Some	Some	All	All	Some	No	Yes	Yes	All
Avalon at Ballston — Washington Towers	233	111	—	—	—	—	—	344	470	All	None	None	Some	Most	All	Some	No	No	No	None
Avalon at Cameron Court	208	—	168	—	—	—	84	460	897	All	Most	Some	Some	All	Most	None	No	Yes	Yes	All
Avalon at Decoverly	156	—	168	44	—	—	—	368	627	All	Some	Some	Some	Most	All	None	No	Yes	No	None
Avalon at Foxhall	160	70	32	2	—	28	16	308	349	All	Some	None	Some	All	All	Some	No	No	Yes	None
Avalon at Gallery Place I	113	75	—	4	—	11	—	203	148	All	Some	None	None	Most	Some	None	No	No	Yes	None
Avalon at Grosvenor Station	265	33	185	13	—	1	—	497	746	All	Some	Some	None	Most	Most	None	No	Yes	Yes	All
Avalon at Providence Park	19	—	112	4	—	—	6	141	299	All	Some	None	Most	All	All	None	No	No	No	None
Avalon at Rock Spring	178	39	133	36	—	—	—	386	680	All	Some	Some	Some	Most	All	None	No	Yes	No	All
Avalon at Traville	190	30	232	68	—	—	—	520	1,062	All	Some	Some	Some	All	Most	Some	Yes	Yes	Yes	None
Avalon Crescent	186	26	346	—	—	—	—	558	989	All	Some	Some	Most	Most	All	Some	No	Yes	Yes	All
Avalon Fields I & II	112	32	112	32	—	—	66	288	461	All	Some	Some	Some	Most	Most	None	No	Yes	No	All
Avalon Knoll	136	56	80	28	—	—	—	300	477	All	Some	None	Most	All	All	Most	No	No	No	None

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large	Balcony,			Non-		Homes w/
	1 BR	2BR		3BR						dryer				storage or	patio, deck			direct	Direct	pre-wired
						Studios /			Parking	hook-ups	Vaulted			walk-in	or	Built-in		access	access	security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	or units	ceilings	Lofts	Fireplaces	closet	sunroom	bookcases	Carports	garages	garages	systems
MIDWEST
Chicago, IL
Avalon at Arlington Heights	232	—	147	—	—	30	—	409	650	All	None	None	None	Some	Half	None	No	No	No	None
Avalon at Danada Farms	132	—	134	14	15	—	—	295	555	All	None	None	Some	Most	Some	Some	No	No	Yes	None
Avalon at Stratford Green	63	—	108	21	—	—	—	192	424	All	None	None	Some	Most	Most	Some	No	Yes	Yes	None
Avalon at West Grove	200	200	—	—	—	—	—	400	594	None	None	None	None	Some	Half	None	Yes	No	No	None

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	55	40	110	56	3	—	—	264	515	All	Some	None	Most	All	All	Half	Yes	Yes	Yes	All
Avalon Bellevue	112	—	67	—	—	23	—	202	300	All	Some	Some	Some	Most	Some	None	No	No	No	Some
Avalon Belltown	64	—	20	—	—	16	—	100	118	All	None	None	None	Most	Some	None	No	No	No	Yes
Avalon Brandemoor	88	109	149	78	—	—	—	424	737	All	Some	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon HighGrove	84	119	124	56	8	—	—	391	721	All	Half	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon ParcSquare	31	26	55	12	—	—	117	124	189	All	Some	None	None	All	All	None	No	Yes	Yes	Some
Avalon Redmond Place	76	44	67	35	—	—	—	222	161	All	Some	None	Most	Most	All	None	Yes	Yes	No	None
Avalon RockMeadow	28	48	86	28	16	—	—	206	415	All	Some	None	Most	Most	All	Some	Yes	No	Yes	All
Avalon WildReed	36	60	78	60	—	—	—	234	463	All	Some	None	Most	All	All	Some	Yes	Yes	No	All
Avalon Wynhaven	3	42	239	13	28	—	8	333	780	All	Most	Some	Most	Half	Most	None	Yes	Yes	Yes	All

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	124	84	—	—	—	—	—	208	296	None	None	None	Most	All	All	None	Yes	No	No	None
Avalon at Willow Creek	99	—	136	—	—	—	—	235	240	All	None	None	None	All	All	None	Yes	No	No	None
Avalon Dublin	72	8	60	48	—	—	16	204	428	Most	Some	None	Most	All	All	None	No	Yes	No	None
Avalon Fremont I	88	—	176	—	44	—	—	308	609	All	Some	None	Some	Half	All	None	Yes	Yes	No	All
Avalon Pleasanton	238	—	218	—	—	—	—	456	941	All	Some	None	Most	Some	All	None	Yes	Yes	Yes	None
Waterford	208	—	336	—	—	—	—	544	927	Some	Some	None	None	All	All	None	Yes	No	No	None

San Francisco, CA
Avalon at Cedar Ridge	117	33	24	—	—	21	—	195	259	None	None	Some	None	Some	All	None	Yes	No	Yes	None
Avalon at Diamond Heights	90	—	49	15	—	—	—	154	155	None	Some	None	None	All	All	None	No	Yes	No	None
Avalon at Mission Bay North	148	—	95	6	—	1	—	250	191	All	None	Some	None	All	Most	Some	No	Yes	No	Some
Avalon at Nob Hill	114	—	25	—	—	46	—	185	105	None	None	None	None	Some	Some	Most	No	Yes	No	None
Avalon Foster City	125	122	1	—	—	40	—	288	290	None	None	None	None	Most	All	Some	Yes	No	No	None
Avalon Pacifica	58	106	56	—	—	—	—	220	301	None	None	None	Some	Some	All	None	Yes	Yes	No	None
Avalon Sunset Towers	183	20	20	—	—	20	—	243	244	None	None	None	None	None	Some	None	No	No	Yes	None
Avalon Towers by the Bay	103	—	120	—	3	—	—	226	212	All	None	None	Some	Half	Most	None	No	No	No	None
Crowne Ridge	158	68	24	—	—	4	—	254	404	Some	Some	None	Some	None	All	None	Yes	No	Yes	None

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large	Balcony,			Non-		Homes w/
	1 BR	2BR		3BR						dryer				storage or	patio, deck			direct	Direct	pre-wired
						Studios /			Parking	hook-ups	Vaulted			walk-in	or	Built-in		access	access	security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	or units	ceilings	Lofts	Fireplaces	closet	sunroom	bookcases	Carports	garages	garages	systems
San Jose, CA
Avalon at Blossom Hill	90	—	210	—	24	—	—	324	549	All	Some	None	None	Most	All	None	Yes	No	No	None
Avalon at Cahill Park	118	—	94	—	6	—	—	218	314	All	Some	Some	None	All	Some	None	No	No	No	Yes
Avalon at Creekside	158	128	—	—	—	8	—	294	441	None	None	None	Some	None	Most	None	Yes	No	No	None
Avalon at Foxchase I & II	156	—	240	—	—	—	—	396	666	All	Some	None	None	ALL	All	None	Yes	Yes	No	None
Avalon at Parkside	60	—	96	36	—	—	—	192	353	All	Some	None	Half	All	All	Some	Yes	Yes	No	None
Avalon at Pruneyard	212	40	—	—	—	—	—	252	400	All	None	None	None	None	Half	None	Yes	Yes	No	None
Avalon at River Oaks	100	—	126	—	—	—	—	226	356	Most	None	None	Most	All	All	None	No	Yes	No	None
Avalon Campbell	157	—	179	—	12	—	—	348	454	All	Some	None	None	All	All	None	Yes	No	No	All
Avalon Mountain View	108	—	88	52	—	—	—	248	672	All	Some	None	None	Some	All	None	Yes	No	No	None
Avalon on the Alameda	113	—	164	—	28	—	—	305	534	All	Some	Some	Some	Most	All	None	Some	Yes	No	None
Avalon Rosewalk	168	—	264	—	24	—	—	456	684	All	Some	None	Some	ALL	All	Most	Yes	Yes	No	None
Avalon Silicon Valley	338	—	336	18	15	3	—	710	2,000	All	Some	Some	Some	All	All	Some	Yes	Yes	No	None
Avalon Towers on the Peninsula	88	—	117	—	6	—	—	211	307	All	Some	None	None	Most	All	None	No	No	Yes	None
CountryBrook	108	—	252	—	—	—	—	360	692	All	None	None	All	None	All	None	Yes	Yes	No	None
San Marino	102	—	146	—	—	—	—	248	439	All	Some	None	None	None	All	None	Yes	No	No	None

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	296	169	50	12	—	221	—	748	893	Most	Some	None	Some	Some	Some	None	Yes	Yes	No	None
Avalon at Warner Center	88	54	65	20	—	—	—	227	427	All	Some	None	Some	Some	All	None	Yes	Yes	No	None
Avalon Camarillo	125	—	—	124	—	—	—	249	482	All	None	None	None	All	All	None	No	Yes	Yes	None
Avalon Glendale	75	—	121	—	27	—	—	223	519	All	None	Some	Some	All	All	None	No	No	No	All
Avalon Woodland Hills	222	—	441	—	—	—	—	663	1,356	Some	Some	Some	None	Most	All	None	No	No	No	None
The Promenade	153	—	196	51	—	—	—	400	736	Some	Some	Some	All	Some	All	None	No	No	No	None
Avalon Del Rey	190	—	—	119	—	—	—	309	623	All	None	Some	None	All	All	None	No	Yes	No	None

Orange County, CA
Avalon at Pacific Bay	144	56	104	—	—	—	—	304	492	All	None	None	None	All	All	None	Yes	Yes	No	None
Avalon at South Coast	124	—	86	—	—	48	—	258	428	Some	Half	None	None	Half	All	None	Yes	Yes	No	None
Avalon Mission Viejo	94	28	44	—	—	—	—	166	232	None	None	None	None	None	All	None	Yes	Yes	No	None
Avalon Newport	44	54	—	35	—	12	—	145	249	Most	Some	None	Some	Most	Most	Some	Yes	Yes	No	None
Avalon Santa Margarita	160	—	141	—	—	—	—	301	521	All	None	None	None	None	All	None	Yes	Yes	No	None
San Diego, CA
Avalon at Cortez Hill	113	—	84	—	—	97	—	294	298	None	None	None	None	None	All	None	No	No	No	None
Avalon at Mission Bay	270	9	165	—	—	120	—	564	755	None	None	None	None	Some	All	None	No	No	No	None
Avalon at Mission Ridge	18	98	1	83	—	—	—	200	387	Most	None	None	Most	Most	Most	Most	No	Yes	No	None

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large	Balcony,			Non-		Homes w/
	1 BR	2BR		3BR						dryer				storage or	patio, deck			direct	Direct	pre-wired
						Studios /			Parking	hook-ups	Vaulted			walk-in	or	Built-in		access	access	security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	or units	ceilings	Lofts	Fireplaces	closet	sunroom	bookcases	Carports	garages	garages	systems
DEVELOPMENT COMMUNITIES
Avalon at Decoverly II	106	—	90	—	—	—	—	196	327	All	Some	Some	None	Some	All	None	No	Yes	No	None
Avalon at Glen Cove North	87	8	—	—	—	16	—	111	190	All	None	None	None	All	Some	None	No	No	No	None
Avalon at Lexington Hills	109	—	254	24	—	—	—	387	823	All	Some	Some	Some	All	Some	None	No	Yes	No	None
Avalon Lyndhurst	118	45	157	—	—	8	—	328	569	Most	Some	Some	None	All	Most	None	No	No	No	None
Avalon Acton	192	—	188	—	—	—	—	380	732	All	Some	Some	Some	Most	Some	None	No	Yes	No	None
Avalon Bowery Place II	62	18	—	—	—	10	—	90	50	All	None	None	None	Most	Some	None	No	No	No	None
Avalon Canoga Park	125	—	70	15	—	—	—	210	370	All	Some	Some	None	Most	Most	None	No	Yes	No	None
Avalon Chestnut Hill	36	28	85	50	—	5	—	204	427	All	None	Some	None	All	All	None	No	No	No	All
Avalon Danvers	148	—	235	50	—	—	—	433	856	All	Some	Some	Some	Some	Some	None	No	Yes	Yes	None
Avalon Encino	61	—	56	—	14	—	—	131	357	All	Some	None	None	Some	Some	None	No	Yes	No	None
Avalon Meydenbauer	174	5	88	23	—	78	—	368	485	All	None	None	None	Some	Some	None	No	Yes	Yes	None
Avalon on the Sound II	208	—	162	128	—	90	—	588	489	All	None	None	None	Some	None	None	No	All	None	None
Avalon Riverview North	381	—	146	—	1	74	—	602	361	Some	None	None	None	Some	Some	None	No	Yes	No	None
Avalon Shrewsbury	92	12	123	24	—	—	—	251	529	All	None	Some	None	All	All	None	No	Yes	Yes	None
Avalon Woburn	158	—	288	—	—	—	—	446	892	All	None	Some	Some	All	Some	None	No	Yes	No	None
Avalon Wilshire	53	—	62	8	—	—	—	123	350	All	None	None	None	All	Most	None	No	Yes	No	None

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobicse										Indoor /
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
CURRENT COMMUNITIES (1)

NORTHEAST
Boston, MA
Avalon at Bedford Center	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Center Place	Yes	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Crane Brook	Some	Yes	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	Yes
Avalon at Faxon Park	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Flanders Hill	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Lexington	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Newton Highlands	All	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	Yes
Avalon at Prudential Center	None	No	Yes	Yes	No	No	No	No	No	No	No	No	No	No	No	Yes	No	No	Yes
Avalon at Steven’s Pond	All	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at The Pinehills I	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Essex	None	No	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Ledges	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Oaks	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Oaks West	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Orchards	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Summit	None	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon West	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	No	No	Yes	Yes	No	Yes	No
Essex Place	None	No	No	No	No	No	Yes	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No

Fairfield-New Haven, CT
Avalon at Greyrock Place	All	No	Yes	Yes	No	No	Yes	No	Yes	No	Yes	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon Danbury	Some	No	Yes	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Darien	None	Yes	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Gates	None	Yes	No	No	No	No	Yes	No	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No	Yes	No
Avalon Glen	None	No	Yes	Yes	No	No	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	Yes
Avalon Haven	All	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	No	No	Yes	No
Avalon Milford I	None	No	Yes	No	No	No	No	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon New Canaan	All	No	Yes	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon on Stamford HaCBor	All	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No	No	Yes	Yes	No	Yes	Yes	Yes	No	Yes
Avalon Orange	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Springs	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Valley	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Walk I & II	None	No	No	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No

Long Island, NY
Avalon at Glen Cove South	None	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Commons	All	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Court	All	No	Yes	No	No	No	Yes	Yes	Yes	No	No	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon Pines I	None	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Pines II	None	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Towers	None	No	No	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	No	Yes

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobicse										Indoor /
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
Northern New Jersey
Avalon at Edgewater	All	Yes	Yes	Yes	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Florham Park	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Cove	No	Yes	Yes	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes

Central New Jersey
Avalon at Freehold	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Run	None	Yes	No	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	No	No	Yes	No
Avalon Run East	All	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Run East II	Yes	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Watch	None	No	Some	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	No	Yes	No

New York, NY
Avalon Bowery Place I	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon Gardens	Some	No	No	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon Green	None	No	No	No	No	No	Yes	No	Yes	No	No	No	No	No	No	Yes	No	Yes	No
Avalon on the Sound	No	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	Yes
Avalon Riverview I	All	Yes	Yes	No	No	No	Yes	No	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon View	Some	No	No	No	No	No	Yes	No	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Willow	No	Yes	Yes	No	No	No	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	Yes	Yes
The Avalon	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon at Fairway Hills III	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon at Symphony Glen	None	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Landing	None	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Southgate Crossing	None	Yes	No	No	No	Yes	No	No	No	No	No	No	No	No	No	No	No	No	No

Washington, DC
AutumnWoods	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	Yes	Yes	No	Yes	No
Avalon at Arlington Square	None	No	Yes	No	No	Yes	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Ballston — Washington Towers	All	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	No	Yes	No	Yes	No	No	Yes	No	No	Yes
Avalon at Cameron Court	All	Yes	Yes	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No	Yes
Avalon at Decoverly	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon at Foxhall	None	Yes	Yes	Yes	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	Yes
Avalon at Gallery Place I	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Grosvenor Station	None	No	Yes	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Providence Park	None	No	No	No	No	Yes	No	Yes	Yes	No	No	No	No	No	No	Yes	Yes	No	No
Avalon at Rock Spring	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon at Traville	None	No	Yes	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Crescent	None	Yes	No	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes
Avalon Fields I & II	None	No	No	No	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Knoll	None	No	Yes	No	No	Yes	Yes	No	Yes	No	Yes	No	Yes	No	Yes	No	No	Yes	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobicse										Indoor /
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
MIDWEST
Chicago, IL
Avalon at Arlington Heights	All	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon at Danada Farms	None	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon at Stratford Green	All	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	No	No	No	Yes	No	No	No
Avalon at West Grove	None	Yes	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	No

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	None	Yes	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Bellevue	Yes	No	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Belltown	Yes	Yes	Yes	Yes	No	No	Yes	No	No	No	No	No	No	No	No	No	No	No	No
Avalon Brandemoor	All	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon HighGrove	None	No	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon ParcSquare	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Redmond Place	None	No	No	No	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon RockMeadow	None	No	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon WildReed	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Wynhaven	None	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	Yes

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	None	Yes	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	Yes	No
Avalon at Willow Creek	None	Yes	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Dublin	None	No	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	No	Yes	No	No
Avalon Fremont I	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Pleasanton	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	Yes	No	Yes	Yes	No
Waterford	None	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No

San Francisco, CA
Avalon at Cedar Ridge	None	No	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon at Diamond Heights	None	No	Yes	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon at Mission Bay North	All	Yes	Yes	Yes	Yes	No	No	No	No	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Nob Hill	None	Yes	Yes	Yes	No	No	Yes	No	No	No	No	No	Yes	No	No	No	No	No	No
Avalon Foster City	Some	No	No	No	No	Yes	No	Yes	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Pacifica	None	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon Sunset Towers	All	Yes	Yes	Yes	No	Yes	Yes	No	No	No	No	No	No	No	No	No	No	No	No
Avalon Towers by the Bay	None	Yes	Yes	Yes	No	No	No	No	No	Yes	No	No	Yes	No	No	Yes	Yes	No	Yes
Crowne Ridge	None	No	No	Yes	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobicse										Indoor /
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
San Jose, CA
Avalon at Blossom Hill	None	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon at Cahill Park	All	Yes	Yes	Yes	Yes	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	No	No
Avalon at Creekside	Some	No	No	No	No	Yes	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	Yes	No	No
Avalon at Foxchase I & II	None	No	No	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon at Parkside	None	No	No	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Pruneyard	Yes	No	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	No	No
Avalon at River Oaks	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Campbell	None	Yes	No	Yes	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon Mountain View	None	No	No	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon on the Alameda	None	Yes	Yes	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Rosewalk	None	Yes	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Silicon Valley	Some	Yes	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Towers on the Peninsula	All	Yes	Yes	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	Yes
CountryBrook	None	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
San Marino	None	Yes	No	No	No	Yes	No	No	Yes	No	No	No	Yes	No	No	No	No	Yes	No

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	None	No	Yes	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	Yes
Avalon at Warner Center	None	Yes	No	No	No	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes	Yes	No	Yes	No	No	No
Avalon Camarillo	None	Yes	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Glendale	None	Yes	No	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Woodland Hills	None	Yes	No	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
The Promenade	All	Yes	Yes	Yes	No	No	No	No	Yes	Yes	No	No	No	No	No	Yes	Yes	Yes	No
Avalon Del Rey	All	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No

Orange County, CA
Avalon at Pacific Bay	None	Yes	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon at South Coast	None	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes	No	No
Avalon Mission Viejo	None	Yes	No	No	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Newport	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Santa Margarita	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No

San Diego, CA
Avalon at Cortez Hill	All	Yes	Yes	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	No	Yes	Yes	No	No
Avalon at Mission Bay	None	Yes	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Mission Ridge	None	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobicse										Indoor /
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
DEVELOPMENT COMMUNITIES
Avalon at Decoverly II	None	No	No	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	No	Yes	No
Avalon at Glen Cove North	All	No	Yes	Yes	No	No	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	Yes
Avalon at Lexington Hills	Some	No	Some	Some	Yes	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	Yes
Avalon Lyndhurst	All	No	Yes	No	Yes	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Acton	All	Yes	Some	Some	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Bowery Place II	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	No	No	No	No	No	No	Yes
Avalon Canoga Park	All	Yes	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon Chestnut Hill	None	No	Yes	Yes	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	Yes
Avalon Danvers	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Encino	All	Yes	Yes	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon Meydenbauer	All	Yes	Yes	Yes	No	No	Yes	No	No	No	No	No	Yes	No	No	Yes	No	No	No
Avalon on the Sound II	All	All	All	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon Riverview North	None	No	Yes	No	Yes	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon Shrewsbury	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Woburn	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Wilshire	All	Yes	Yes	Yes	No	No	Yes	No	No	No	No	No	Yes	No	No	Yes	No	No	No
(1) For the purpose of this table, Current Communities excludes communities held by unconsolidated real estate joint ventures.

Development Communities
As of December 31, 2006, we had 17 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,153 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,323,300,000. You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Wilshire	123	$46.6	Q1 2005	Q1 2007	Q2 2007	Q4 2007
	Los Angeles, CA
2.	Avalon Chestnut Hill	204	60.6	Q2 2005	Q3 2006	Q1 2007	Q3 2007
	Chestnut Hill, MA
3.	Avalon at Decoverly II	196	30.5	Q3 2005	Q2 2006	Q1 2007	Q3 2007
	Rockville, MD
4.	Avalon Lyndhurst (4)	328	78.8	Q3 2005	Q4 2006	Q4 2007	Q2 2008
	Lyndhurst, NJ
5.	Avalon Shrewsbury	251	36.1	Q3 2005	Q2 2006	Q2 2007	Q4 2007
	Shrewsbury, MA
6.	Avalon Riverview North	602	175.6	Q3 2005	Q3 2007	Q3 2008	Q1 2009
	New York, NY
7.	Avalon at Glen Cove North	111	42.4	Q4 2005	Q2 2007	Q3 2007	Q1 2008
	Glen Cove, NY
8.	Avalon Danvers	433	84.8	Q4 2005	Q1 2007	Q2 2008	Q4 2008
	Danvers, MA
9.	Avalon Woburn	446	81.3	Q4 2005	Q3 2006	Q1 2008	Q3 2008
	Woburn, MA
10.	Avalon on the Sound II	588	184.2	Q1 2006	Q3 2007	Q3 2008	Q1 2009
	New Rochelle, NY
11.	Avalon Meydenbauer	368	84.3	Q1 2006	Q4 2007	Q3 2008	Q1 2009
	Bellevue, WA
12.	Avalon at Dublin Station I	305	85.8	Q2 2006	Q3 2007	Q2 2008	Q4 2008
	Dublin, CA
13.	Avalon at Lexington Hills	387	86.2	Q2 2006	Q2 2007	Q3 2008	Q1 2009
	Lexington, MA
14.	Avalon Bowery Place II (5)	90	61.9	Q3 2006	Q4 2007	Q1 2008	Q2 2008
	New York, NY
15.	Avalon Encino	131	61.5	Q3 2006	Q3 2008	Q4 2008	Q1 2009
	Los Angeles, CA
16.	Avalon Canoga Park	210	53.9	Q4 2006	Q1 2008	Q2 2008	Q4 2008
	Canoga Park, CA
17.	Avalon Acton (5)	380	68.8	Q4 2006	Q1 2008	Q4 2008	Q2 2009
	Acton, MA

	Total	5,153	$1,323.3

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	The remediation of our Avalon Lyndhurst development site, as discussed in Note 8, “Commitment and Contingencies” of the Consolidated Financial Statements included as Item 8 of this report, is substantially complete. The net cost associated with this remediation effort after considering insurance proceeds received to date, including costs associated with construction delays, is expected to total approximately $7.5 million. We are pursuing the recovery of these additional costs through insurance as well as from the third parties involved, but any additional recoverable amounts are not currently estimable. The total expected capitalized cost cited above does not reflect the potential impact of these additional net costs.

(5)	This community is being financed in part by third party, tax-exempt debt.
Redevelopment Communities
As of December 31, 2006, we had three consolidated communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $25,800,000, excluding costs prior to redevelopment. In addition, the Fund has three communities under redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing our redevelopment activity related to Fund-owned communities, as well as communities in our current operating portfolio. You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

		Total cost
	Number of	($ millions)			Estimated	Estimated
	apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
	homes	cost	cost (1)	start	completion	operations (2)
Consolidated Communities
1. Avalon Arlington Heights Arlington Heights, IL	409	$50.2	$57.1	Q1 2006	Q1 2007	Q3 2007
2. Avalon Walk I and II Hamden, CT	764	59.4	71.2	Q1 2006	Q4 2007	Q2 2008
3. Avalon at AutumnWoods Fairfax, VA	420	31.2	38.3	Q3 2006	Q3 2008	Q1 2009

Subtotal	1,593	$140.8	$166.6

Fund Communities
1. Avalon Redmond Redmond, WA	400	$49.2	$56.7	Q2 2006	Q4 2007	Q2 2008
2. Civic Center Place Norwalk, CA	192	38.1	43.5	Q4 2006	Q2 2008	Q4 2008
3. Avalon at Poplar Creek Schaumburg, IL	196	25.2	28.6	Q4 2006	Q1 2008	Q3 2008

Subtotal	788	$112.5	$128.8

Total	2,381	$253.3	$295.4

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights
As of December 31, 2006, we are evaluating the future development of 54 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold either a purchase or lease option. We generally hold Development Rights through options to acquire land, although for 18 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 14,185 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At December 31, 2006, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $39,365,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $209,568,000 are reflected as land held for development as of December 31, 2006 on the Consolidated Balance Sheet of the Consolidated Financial Statements set forth in Item 8 of this report.
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
You should carefully review Section 1a., “Risk Factors,” for a discussion of the risks associated with Development Rights.

The table below presents a summary of these Development Rights:

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions) (1)
1.	White Plains, NY	(2)	393	$155
2.	New York, NY		296	125
3.	Tinton Falls, NJ		216	41
4.	Coram, NY	(2)	200	47
5.	Kirkland, WA Phase II	(2)	176	53
6.	Hingham, MA	(2)	235	44
7.	Northborough, MA		350	60
8.	Wilton, CT	(2)	100	24
9.	Union City, CA	(5)	438	120
10.	Andover, MA	(2)	115	21
11.	Norwalk, CT		319	83
12.	Sharon, MA		156	26
13.	Brooklyn, NY		628	317
14.	Pleasant Hill, CA	(4)	416	153
15.	Milford, CT	(2)	284	45
16.	West Haven, CT		170	23
17.	Cohasset, MA	(2)	200	38
18.	Quincy, MA	(2)	146	24
19.	West Long Branch, NJ	(3)	216	36
20.	Plymouth, MA Phase II		81	17
21.	Shelton, CT		302	49
22.	Shelton, CT II		171	34
23.	Roselle Park, NJ		340	75
24.	Wanaque, NJ		210	45
25.	San Francisco, CA		152	40
26.	North Bergen, NJ	(3)	156	48
27.	Howell, NJ		265	42
28.	Gaithersburg, MD		254	41
29.	Highland Park, NJ		285	67
30.	Dublin, CA Phase II		200	52
31.	Dublin, CA Phase III		205	53
32.	Canoga Park, CA		297	85
33.	New York, NY II		680	261
34.	Camarillo, CA		376	55
35.	Bloomingdale, NJ		173	38
36.	Greenburgh, NY Phase II		444	112
37.	Irvine, CA	(2)	280	76
38.	Stratford, CT	(2)	146	23
39.	Hackensack, NJ		210	47
40.	Oyster Bay, NY	(2)	150	42
41.	Saddle Brook, NJ		300	55
42.	Oakland, NJ		308	62
43.	Randolph, NJ		128	31
44.	Irvine, CA II		180	57
45.	Garden City, NY		160	58
46.	Alexandria, VA	(5)	283	73
47.	Tysons Corner, VA	(5)	439	101
48.	Yonkers, NY		400	88
49.	Plainview, NY		160	38
50.	Wheaton, MD	(5)	320	56
51.	Yaphank, NY	(2)	343	57
52.	Camarillo, CA II		233	57
53.	Rockville, MD	(5)	240	46
54.	Winchester, MA		260	65

	Total		14,185	$3,581

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

(3)	This Development Right is subject to a joint venture ownership structure.

(4)	This Development Right is subject to a joint venture arrangement. In connection with the pursuit of this Development Right, $125 million in bond financing was issued and immediately invested in a guaranteed investment contract (“GIC”) administered by a trustee as described in the Notes to the Consolidated Financial Statements set forth in Item 8 of this report.

(5)	Represents improved land encumbered with debt. The improved land consists of occupied office buildings and industrial space. Net operating income from incidental operations from the current improvements are recorded as a reduction in the cost basis as described in the Notes to the Consolidated Financial Statements set forth in Item 8 of this report.
Recent Developments
Sales of Existing Communities. We seek to increase the value of our interests and increase our presence in selected high barrier-to-entry markets where we believe we can:
•	apply sufficient market and management presence to enhance revenue growth;
•	reduce operating expenses; and
•	leverage management talent.
To achieve this increased value creation and presence, we (i) sell assets that do not meet our long-term investment strategy or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and (ii) redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a non-taxable, like-kind exchange transaction. We sold four communities, including one community previously held by a joint venture entity, containing an aggregate of 1,036 apartment homes, during the period from January 1, 2006 through January 31, 2007. Net proceeds from the sale of these assets were $218,492,000.

Land Acquisitions. We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2006, we acquired nine land parcels for an aggregate purchase price of $91,574,000. The land parcels purchased, which are currently being developed or are held for future development, are as follows:

			Estimated	Total
			number	capitalized
		Gross	of apartment	cost (1)	Date	Construction
		acres	homes	($ millions)	acquired	start (2)
1.	Avalon Cohasset	62.0	200	$38	January 2006	2008
	Cohasset, MA
2.	Avalon Canoga Park	3.3	210	54	January 2006	2006
	Canoga Park, CA
3.	Avalon Jamboree Village	4.5	280	76	May 2006	2008
	Irvine, CA
4.	Avalon at Lexington Hills	22.5	387	86	June 2006	2006
	Lexington, MA
5.	Avalon at Charles Pond (3)	39.0	200	47	June 2006	2007
	Coram, NY
6.	Avalon at the Hingham Shipyard	12.9	235	44	June 2006	2007
	Hingham, MA
7.	Avalon at Oyster Bay	5.0	150	42	August 2006	2008
	Oyster Bay, NY
8.	Avalon Acton (3)	50.3	380	69	December 2006	2006
	Acton, MA
9.	Avalon White Plains	3.2	393	155	December 2006	2007
	White Plains, NY

	Total	202.7	2,435	$611

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.
(2)	Future construction start dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.
(3)	Excludes portion of land acquired that is not planned for development
In addition, in January 2007, we acquired a parcel of land located in Brooklyn, NY for approximately $70,000,000. We expect to begin construction of this high-rise community in the second half of 2007.
Insurance and Risk of Uninsured Losses
We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Item 1a., “Risk Factors,” for a discussion of risks associated with an uninsured property or liability loss.
Many of our West Coast communities are located in the general vicinity of active earthquake faults. A large concentration of our communities lies near, and thus is susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. We have in place with respect to communities located in California, for any single occurrence and in the aggregate, $75,000,000 of coverage with a deductible per building equal to five percent of the insured value of that building. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California is subject to a $100,000,000 limit, except with respect to the state of Washington, for which the limit is $65,000,000. Our earthquake insurance outside of California provides for a

$100,000 deductible per occurrence. In addition, up to a policy aggregate of $2,000,000, the next $400,000 of loss per occurrence outside California will be treated as an additional deductible.
We renewed the first $15,000,000 layer of our property insurance policy on May 1, 2006. We renewed the remaining layers on this policy on December 1, 2006. At that time, we elected to renew most of these layers so that they will now expire on May 1, 2007, in order to mitigate the risk of cost escalation and align the renewal date for the upper layers with the renewal date for the primary layer.
Our annual general liability policy and workman’s compensation coverage renewed on August 1, 2006. We have completed our negotiations with the incumbent carrier and the insurance coverage provided for in these renewal policies did not materially change from the preceding year.
Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. In December 2005, Congress passed the Terrorism Risk Insurance Extension Act (“TRIEA”) which is designed to make terrorism insurance available. In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $200,000,000. Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIEA, such as domestic-based terrorism. This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions. Our general liability policy provides TRIEA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities. TRIEA is scheduled to expire on December 31, 2007. It is uncertain if Congress will extend TRIEA and continue to provide federal support for terrorism insurance. If Congress does not extend TRIEA, the cost and availability of terrorism insurance may be in question.
Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. For further discussion of the risks and the Company’s related prevention and remediation activities, please refer to the discussion on environmental contamination. We cannot provide assurance that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.

ITEM 3. LEGAL PROCEEDINGS
We are currently involved in litigation alleging that communities constructed by us violate the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit, Equal Rights Center v. AvalonBay Communities, Inc., was filed on September 23, 2005 in the federal district court in Maryland. The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief (such as modification of existing communities), an award of attorneys’ fees, expenses and costs of suit. The Company has filed a motion to dismiss all or parts of the suit, which has not been ruled on yet by the court. Due to the preliminary nature of the litigation, we cannot predict or determine the outcome of this lawsuit, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.
On January 11, 2007, a former leasing consultant of the Company, individually and on behalf of other leasing consultants allegedly similarly situated, filed suit against the Company in the U.S. District Court for the Southern District of New York alleging that the Company did not pay all leasing consultants overtime as required under the Fair Labor Standards Act. The Company disputes this allegation and maintains that it has accurately tracked and paid all leasing consultants overtime as required by law. We cannot predict the outcome of this lawsuit, nor is it reasonably possible at this time to estimate the amount of loss, if any, that would be associated with an adverse decision.
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
No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock for the years 2006 and 2005, as reported by the NYSE. On January 31, 2007 there were 795 holders of record of an aggregate of 79,344,557 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2006			2005
	Sales Price		Dividends	Sales Price		Dividends
	High	Low	declared	High	Low	declared
Quarter ended March 31	$110.45	$88.95	$0.78	$75.59	$65.18	$0.71

Quarter ended June 30	$112.00	$100.50	$0.78	$81.80	$64.99	$0.71

Quarter ended September 30	$125.21	$110.27	$0.78	$88.23	$78.37	$0.71

Quarter ended December 31	$134.60	$119.31	$0.78	$92.99	$78.82	$0.71
We expect to continue our policy of paying regular quarterly cash dividends. However, dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors as the Board of Directors may consider relevant. The Board of Directors may modify our dividend policy from time to time. In January 2007, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2007 of $0.85 per share, a 9.0% increase over the previous quarterly dividend of $0.78 per share. The increased dividend will be payable on April 16, 2007 to all common stockholders of record as of April 2, 2007.
During the three months ended December 31, 2006, the Company issued (i) 2,287 shares of common stock in exchange for 2,287 units of limited partnership held by two limited partners of Bay Countrybrook, L.P., and (ii) 3,235 shares of common stock in exchange for 3,235 limited partnership units in Avalon DownREIT V, L.P. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. AvalonBay is relying on the exemption based on factual representations received from the limited partners who received these shares.

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Dollar Amount
	(a)	(b)	Shares Purchased	that May Yet be Purchased
	Total Number of	Average Price Paid	as Part of Publicly	Under the Plans or
	Shares Purchased	per Share	Announced Plans	Programs
Period	(1)	(1)	or Programs (2)	(in thousands) (2)
Month Ended October 31, 2006	549	$121.78	—	$100,000
Month Ended November 30, 2006	757	$131.77	—	$100,000
Month Ended December 31, 2006	254	$127.91	—	$100,000
(1)	Includes shares surrendered to the Company in connection with employee stock option exercises or vesting of restricted stock as payment of exercise price or as payment of taxes.

(2)	As disclosed for the first time in our Form 10-K for the year ended December 31, 2005, our Board of Directors has adopted a Stock Repurchase Program under which we may acquire, from time to time, shares of common stock in the open market with an aggregate purchase price of up to $100,000,000. In 2006 and 2005, no purchases were made (a) under this program, or (b) outside of this program. In determining whether to repurchase shares, we consider a variety of factors, including our liquidity needs, the then current market price of our shares and the effect of the share repurchases on our per share earnings and FFO. There is no scheduled expiration date to this program.
Information regarding securities authorized for issuance under equity compensation plans is included in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 69 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following table provides historical consolidated financial, operating and other data for AvalonBay Communities, Inc. You should read the table with our Consolidated Financial Statements and the Notes included in this report (dollars in thousands, except per share information).

	For the year ended
	12-31-06	12-31-05	12-31-04	12-31-03	12-31-02

Revenue:
Rental and other income	$731,041	$666,376	$613,240	$556,582	$531,595
Management, development and other fees	6,259	4,304	604	931	2,145

Total revenue	737,300	670,680	613,844	557,513	533,740

Expenses:
Operating expenses, excluding property taxes	210,895	191,558	181,351	164,253	147,965
Property taxes	68,257	65,487	59,458	53,257	47,580
Interest expense, net	111,046	127,099	131,103	130,178	114,282
Depreciation expense	162,896	158,822	151,991	138,725	121,995
General and administrative expense	24,767	25,761	18,074	14,830	13,449
Impairment loss	—	—	—	—	6,800

Total expenses	577,861	568,727	541,977	501,243	452,071

Equity in income of unconsolidated entities	7,455	7,198	1,100	25,535	55
Venture partner interest in profit-sharing	—	—	(1,178)	(1,688)	(857)
Minority interest in consolidated partnerships	(573)	(1,481)	(150)	(950)	(865)
Gain on sale of land	13,519	4,479	1,138	1,234	—

Income from continuing operations before cumulative effect of change in accounting principle	179,840	112,149	72,777	80,401	80,002
Discontinued operations:
Income from discontinued operations	1,148	14,942	21,134	31,368	44,723
Gain on sale of communities	97,411	195,287	121,287	159,756	48,893

Total discontinued operations	98,559	210,229	142,421	191,124	93,616

Income before cumulative effect of change in accounting principle	278,399	322,378	215,198	271,525	173,618
Cumulative effect of change in accounting principle	—	—	4,547	—	—

Net income	278,399	322,378	219,745	271,525	173,618
Dividends attributable to preferred stock	(8,700)	(8,700)	(8,700)	(10,744)	(17,896)

Net income available to common stockholders	$269,699	$313,678	$211,045	$260,781	$155,722

Per Common Share and Share Information:

Earnings per common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$2.31	$1.42	$0.96	$1.01	$0.90
Discontinued operations	$1.33	$2.88	$1.99	$2.79	$1.36

Net income available to common stockholders	$3.64	$4.30	$2.95	$3.80	$2.26

Weighted average common shares outstanding — basic	74,125,795	72,952,492	71,564,202	68,559,657	68,772,139

Earnings per common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$2.27	$1.40	$0.96	$1.00	$0.89
Discontinued operations	$1.30	$2.81	$1.96	$2.73	$1.34

Net income available to common stockholders	$3.57	$4.21	$2.92	$3.73	$2.23

Weighted average common shares outstanding — diluted	75,586,898	74,759,318	73,354,956	70,203,467	70,674,211

Cash dividends declared	$3.12	$2.84	$2.80	$2.80	$2.80

	For the year ended
	12-31-06	12-31-05	12-31-04	12-31-03	12-31-02

Other Information:
Net income	$278,399	$322,378	$219,745	$271,525	$173,618
Depreciation — continuing operations	162,896	158,822	151,991	138,725	121,995
Depreciation — discontinued operations	—	3,241	10,676	14,380	22,482
Interest expense, net — continuing operations	111,046	127,099	131,103	130,178	114,282
Interest expense, net — discontinued operations	—	—	525	2,399	3,122

EBITDA(1)	$552,341	$611,540	$514,040	$557,207	$435,499

Funds from Operations (2)	$330,819	$281,773	$246,247	$230,566	$251,410
Number of Current Communities (3)	150	143	138	131	137
Number of apartment homes	43,141	41,412	40,142	38,504	40,179

Balance Sheet Information:
Real estate, before accumulated depreciation	$6,578,615	$5,903,168	$5,697,144	$5,431,757	$5,369,453
Total assets	$5,813,186	$5,165,060	$5,081,249	$4,909,582	$4,950,835
Notes payable and unsecured credit facilities	$2,825,586	$2,334,017	$2,451,354	$2,337,817	$2,471,163

Cash Flow Information:
Net cash flows provided by operating activities	$351,943	$306,248	$275,617	$239,677	$307,810
Net cash flows provided by (used in) investing activities	$(511,371)	$(19,761)	$(251,683)	$33,935	$(435,796)
Net cash flows provided by (used in) financing activities	$162,280	$(282,293)	$(29,471)	$(279,465)	$68,008
Notes to Selected Financial Data

(1)	EBITDA is defined as net income before interest income and expense, income taxes, depreciation and amortization from both continuing and discontinued operations. Under this definition, EBITDA includes gains on sale of assets and gain on sale of partnership interests. Management generally considers EBITDA to be an appropriate supplemental measure to net income of our operating performance because it helps investors to understand our ability to incur and service debt and to make capital expenditures. EBITDA should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles, or “GAAP”), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of EBITDA may not be comparable to EBITDA as calculated by other companies.

(2)	We generally consider Funds from Operations, or “FFO,” as defined below, to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of previously depreciated property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report.

(3)	Current Communities consist of all communities other than those which are still under construction and have not received a certificate of occupancy.

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
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the year ended
	12-31-06	12-31-05	12-31-04	12-31-03	12-31-02
Net income	$278,399	$322,378	$219,745	$271,525	$173,618
Dividends attributable to preferred stock	(8,700)	(8,700)	(8,700)	(10,744)	(17,896)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	164,749	162,019	157,988	128,278	142,980
Minority interest expense, including discontinued operations	391	1,363	3,048	1,263	1,601
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(6,609)	—	—	—	—
Cumulative effect of change in accounting principle	—	—	(4,547)	—	—
Gain on sale of previously depreciated real estate assets	(97,411)	(195,287)	(121,287)	(159,756)	(48,893)

Funds from Operations attributable to common stockholders	$330,819	$281,773	$246,247	$230,566	$251,410

Weighted average common shares outstanding — diluted	75,586,898	74,759,318	73,354,956	70,203,467	70,674,211
FFO per common share — diluted	$4.38	$3.77	$3.36	$3.28	$3.55

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of our business and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” on page 65 of this report. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors described in Item 1a, “Risk Factors,” of this report.
Overview
Business Description
We are primarily engaged in developing, acquiring, owning and operating apartment communities in high barrier-to-entry markets of the United States. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in high barrier-to-entry markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.
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
We believe that, over an entire real estate cycle, lower housing affordability and the limited new supply of apartment homes in our markets will result in a higher propensity to rent and larger revenue and cash flow increases relative to other markets. However, throughout the real estate cycle, apartment market fundamentals, and therefore operating cash flows, are affected by overall economic conditions. A number of our markets experienced economic contraction due to job losses in 2002 and 2003, resulting in a prolonged period of weak apartment market fundamentals (i.e., the ratio of demand, including from new renter household formations, to supply) as reflected in declining rental revenue and demand. However, 2004 was a year of transition with apartment fundamentals further improving in 2005 and 2006. The economic upturn, as evidenced by job growth and declining unemployment claims, and modest increases in net supply, are contributing to the current strong apartment market fundamentals.

Financial Highlights and Outlook
Strong apartment fundamentals in 2006 were evidenced by the year-over-year rental revenue growth of 6.8% achieved within our Established Community portfolio (as defined later in this report) during the year ended December 31, 2006, comprised of an increase in rental rates of 6.3% and an increase in occupancy of 0.5%. This revenue growth combined with constrained expense growth contributed to our Established Community portfolio achieving year-over-year growth in net operating income (“NOI”) of 9.1% in 2006. For the fourth quarter of 2006, our Established Communities experienced an increase in rental revenue of 7.4% and a corresponding increase in NOI of 10.9% over the prior year period, our strongest operating performance since 2001.
We expect the positive revenue and net operating income growth of Established Communities to continue in 2007 but at a more moderate pace. Modest net new supply, low home affordability and continued but moderating job growth should support favorable apartment fundamentals. We expect modest increases in net rental supply in our markets in 2007 that will remain below the national average. The single-family housing market continues to moderate, such that the increase in home prices is flat or down and for-sale inventory has increased. However, the current gap between the cost to rent and the cost to own continues to make rental apartments an economically attractive housing alternative in our markets. These recent trends increase the likelihood that potential home buyers will extend the period they rent a home. Finally, we expect that job growth will continue in our markets, however, at a more modest rate in 2007. Accordingly, we expect apartment market fundamentals to remain strong in our markets such that apartment rental demand will outpace new supply. Our current financial outlook provides for rental revenue growth of 5.0% to 6.5% in our Established Community portfolio in 2007, and projected NOI growth of 5.5% to 7.5%.
In positioning for future growth, we have increased our development activity and our investments in Development Rights, as discussed below. We currently have in excess of $1,300,000,000 under construction (measured by total projected capitalized cost of the communities at completion, including the portions in which joint venture partners hold an equity or economic interest). For 2007, we expect additional new development activity to be in the range of $1,000,000,000 to $1,300,000,000. In addition, we continue to secure new Development Rights, including the acquisition of land for future development. We currently have Development Rights for construction of new apartment communities that, based on total projected capitalized cost if developed as expected, total approximately $3,600,000,000.
We continue to look for opportunities to acquire existing communities through our investment in and management of a discretionary investment fund (the “Fund”), in which the Company holds an interest of approximately 15%. During its investment period (which will end on or before March 16, 2008), the Fund will be our principal vehicle for acquiring apartment communities, subject to certain exceptions. The Fund acquired five communities for an aggregate purchase price of $223,670,000 during 2006 and has approximately $115,000,000 under contract for acquisition in early 2007. As of January 31, 2007, the total amount invested by the Fund is $514,000,000. We expect the Fund to continue to focus on acquisition opportunities where value can be created, generally through redevelopment, repositioning and market cycle timing opportunities.
Real estate capital flows remain strong, with income investors seeking to acquire existing apartment communities. As a result, opportunities to realize value upon disposition have continued to be available. In 2006, we sold four communities (one through a joint venture ) for an aggregate sales price of $261,850,000 resulting in a gain in accordance with GAAP of $104,020,000. We expect asset sales of approximately $150,000,000 to $200,000,000 in 2007.
For new development, the slowing for-sale market has resulted in increased investment opportunities. We are being selective in pursuing these opportunities, given continued high land prices and construction costs. In addition, we are seeing greater availability of experienced subcontractors and development and construction professionals as a result of slowing construction in both the condominium and single-family housing markets. These positives are somewhat offset by higher construction and development costs.
Communities Overview
Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development (“Development Communities”) and Development Rights (i.e., land or options to purchase land held for development), as further described in Item 2 of this report.

Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities. Established Communities are generally operating communities that are consolidated for financial reporting purposes and were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, which allows the performance of these communities and the markets in which they are located to be compared and monitored between years. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and operating expenses during the current year, but had not achieved stabilization as of the beginning of the prior year. Lease-Up Communities consist of communities where construction is complete but stabilization has not been achieved. Redevelopment Communities consist of communities where substantial redevelopment is in progress or is planned to begin during the current year. A more detailed description of our reportable segments and other related operating information can be found in Note 9, “Segment Reporting,” of our Consolidated Financial Statements.
Although each of these categories is important to our business, we generally evaluate overall operating, industry and market trends based on the operating results of Established Communities, for which a detailed discussion can be found in “Results of Operations” as part of our discussion of overall operating results. We evaluate our current and future cash needs and future operating potential based on acquisition, disposition, development, redevelopment and financing activities within Other Stabilized, Redevelopment and Development Communities, and discussions related to these segments of our business can be found in “Liquidity and Capital Resources.”
The net operating income of our current operating communities, as defined later in this report, is one of the financial measures that we use to evaluate community performance. Net operating income is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels, and our ability to control operating costs. Our overall financial performance is also impacted by the general availability and cost of capital and the performance of newly developed and acquired apartment communities.
As of December 31, 2006, we owned or held a direct or indirect ownership interest in 167 apartment communities containing 48,294 apartment homes in ten states and the District of Columbia, of which 17 communities were under construction and six communities were under reconstruction. In addition, we owned a direct or indirect ownership interest in Development Rights to develop an additional 54 communities that, if developed in the manner expected, will contain an estimated 14,185 apartment homes.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different estimates or assumptions had been made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of a number of accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, “Organization and Significant Accounting Policies” of our Consolidated Financial Statements.
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
We generally capitalize only non-recurring expenditures. We capitalize improvements and upgrades only if the item: (i) exceeds $15,000; (ii) extends the useful life of the asset; and (iii) is not related to making an apartment home ready for the next resident. Under this policy, a significant portion of our capitalized costs are non-recurring, as recurring make-ready costs are expensed as incurred. Recurring make-ready costs include: (i) carpet and appliance replacements; (ii) floor coverings; (iii) interior painting; and (iv) other redecorating costs. Because we expense recurring make-ready costs, such as carpet replacements, our expense levels and volatility are greatest in the third quarter of each year as this is when we experience our greatest amount of turnover. We capitalize purchases of personal property, such as computers and furniture, only if the item is a new addition and the item exceeds $2,500. We generally expense replacements of personal property.
In 2006, 2005 and 2004, the amounts capitalized (excluding land costs) related to acquisitions, development and redevelopment were $677,587,000, $425,170,000 and $347,091,000, respectively. For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $18,000,000 or $497 per apartment home in 2006, $16,753,000 or $471 per apartment home in 2005 and $12,347,000 or $354 per apartment home in 2004. In addition, revenue generating, or expense saving capital expenditures, such as water sub metering equipment and cable installations, were $153,000, $817,000 and $637,000 in 2006, 2005 and 2004, respectively. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities was $1,638 in 2006, $1,546 in 2005 and $1,348 in 2004. Historically, we have experienced a gradual increase in capitalized costs and expensed maintenance costs per apartment home as the average age of our communities has increased. We expect to return to the trend of gradual increases in maintenance costs in future years.
Asset Impairment Evaluation
We assess the impairment of our investments and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For both our consolidated and unconsolidated entities, factors that could trigger an assessment for impairment include, but are not limited to: i) underperformance of the asset relative to historical or expected future operating results, ii) significant change in legal and economic factors, iii) incurrence of costs significantly in excess of amounts originally forecasted for construction or acquisition of an asset, or iv) an expectation that a long-lived asset will be disposed of at an amount below the current carrying value. We evaluate the key factors necessary in the assessment of asset impairment on a quarterly basis. In 2006, 2005 and 2004, we did not recognize any impairment in value associated with our investments or long-lived assets. We cannot predict the occurrence of future events that may cause an impairment assessment to be performed.
REIT Status
We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Internal Revenue Code of 1986 (“the Code”), as amended, for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income if we distribute 100% of taxable income over time periods allowed under the Code to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (subject to any applicable alternative minimum tax) and may not be able to elect to qualify as a REIT for four subsequent taxable years.

Results of Operations
Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to market conditions; net operating income derived from acquisitions and development completions; the loss of net operating income related to disposed communities; and capital market, disposition and financing activity. A comparison of our operating results for the years 2006, 2005 and 2004 follows (dollars in thousands):

	2006	2005	$ Change	% Change	2005	2004	$ Change	% Change
Revenue:
Rental and other income	$731,041	$666,376	$64,665	9.7%	$666,376	$613,240	$53,136	8.7%
Management, development and other fees	6,259	4,304	1,955	45.4%	4,304	604	3,700	612.6%

Total revenue	737,300	670,680	66,620	9.9%	670,680	613,844	56,836	9.3%

Expenses:
Direct property operating expenses, excluding property taxes	169,685	155,481	14,204	9.1%	155,481	148,705	6,776	4.6%
Property taxes	68,257	65,487	2,770	4.2%	65,487	59,458	6,029	10.1%

Total community operating expenses	237,942	220,968	16,974	7.7%	220,968	208,163	12,805	6.2%

Corporate-level property management and other indirect operating expenses	34,177	31,243	2,934	9.4%	31,243	27,956	3,287	11.8%
Investments and investment management	7,033	4,834	2,199	45.5%	4,834	4,690	144	3.1%
Interest expense, net	111,046	127,099	(16,053)	(12.6%)	127,099	131,103	(4,004)	(3.1%)
Depreciation expense	162,896	158,822	4,074	2.6%	158,822	151,991	6,831	4.5%
General and administrative expense	24,767	25,761	(994)	(3.9%)	25,761	18,074	7,687	42.5%

Total other expenses	339,919	347,759	(7,840)	(2.3%)	347,759	333,814	13,945	4.2%

Equity in income of unconsolidated entities	7,455	7,198	257	3.6%	7,198	1,100	6,098	n/a
Venture partner interest in profit-sharing	—	—	—	n/a	—	(1,178)	1,178	(100.0%)
Minority interest in consolidated partnerships	(573)	(1,481)	908	(61.3%)	(1,481)	(150)	(1,331)	n/a
Gain on sale of land	13,519	4,479	9,040	201.8%	4,479	1,138	3,341	293.6%

Income from continuing operations before cumulative effect of change in accounting principle	179,840	112,149	67,691	60.4%	112,149	72,777	39,372	54.1%

Discontinued operations:

Income from discontinued operations	1,148	14,942	(13,794)	(92.3%)	14,942	21,134	(6,192)	(29.3%)
Gain on sale of communities	97,411	195,287	(97,876)	(50.1%)	195,287	121,287	74,000	61.0%

Total discontinued operations	98,559	210,229	(111,670)	(53.1%)	210,229	142,421	67,808	47.6%

Income before cumulative effect of change in accounting principle	278,399	322,378	(43,979)	(13.6%)	322,378	215,198	107,180	49.8%
Cumulative effect of change in accounting principle	—	—	—	n/a	—	4,547	(4,547)	n/a

Net income	278,399	322,378	(43,979)	(13.6%)	322,378	219,745	102,633	46.7%
Dividends attributable to preferred stock	(8,700)	(8,700)	—	—	(8,700)	(8,700)	—	—

Net income available to common stockholders	$269,699	$313,678	$(43,979)	(14.0%)	$313,678	$211,045	$102,633	48.6%

Net income available to common stockholders decreased $43,979,000 or 14.0%, to $269,699,000 in 2006. This decrease is primarily attributable to reduced asset sales and related gains in 2006, partially offset by growth in net operating income from Established Communities and contributions to net operating income from newly developed communities. Net income available to common stockholders increased $102,633,000, or 48.6%, to $313,678,000 in 2005. This increase is primarily attributable to higher gains on sales of assets in 2005, including the gain related to the sale of a technology investment, as well as increased net operating income from Established Communities and newly developed communities.
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

NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for the years ended December 31, 2006, 2005 and 2004, along with a reconciliation to net income for each year, is as follows (dollars in thousands):

	For the year ended
	12-31-06	12-31-05	12-31-04

Net income	$278,399	$322,378	$219,745
Indirect operating expenses, net of corporate income	28,809	26,675	26,612
Investments and investment management	7,033	4,834	4,690
Interest expense, net	111,046	127,099	131,103
General and administrative expense	24,767	25,761	18,074
Equity in income of unconsolidated entities	(7,455)	(7,198)	(1,100)
Minority interest in consolidated partnerships	—	—	1,178
Venture partner interest in profit-sharing	573	1,481	150
Depreciation expense	162,896	158,822	151,991
Cumulative effect of change in accounting principle	—	—	(4,547)
Gain on sale of real estate assets	(110,930)	(199,766)	(122,425)
Income from discontinued operations	(1,148)	(14,942)	(21,134)

Net operating income	$493,990	$445,144	$404,337

The NOI increases in both 2006 and 2005 as compared to the prior years, consist of changes in the following categories (dollars in thousands):

	2006	2005
	Increase	Increase
Established Communities	$32,216	$13,052

Other Stabilized Communities	5,497	3,786

Development and Redevelopment Communities	11,133	23,969

Total	$48,846	$40,807

The NOI increase in Established Communities in 2006 was largely due to the improved apartment market fundamentals. During 2006, we focused on rental rate growth, while maintaining occupancy of at least 95% in all regions. We will continue to seek increases in rental rates. However we anticipate that increases in rental rates and overall rental revenue growth may moderate in 2007, as we expect continued but moderating job growth (demand) and increased net supply as compared to recent periods. We expect revenue growth from our Established Communities of 5.0% to 6.5% in 2007 as compared to 2006. In addition, although we will continue to aggressively manage operating expenses, there is upward pressure on operating expenses from increasing utility, labor, insurance and property tax expenses. We expect operating expenses at our Established Communities to increase by 3.5% to 5.0% in 2007 as compared to 2006. Overall, we anticipate growth in NOI from our Established Communities of 5.5% to 7.5% in 2007 as compared to 2006.
The Company has given projected NOI growth in 2007 only for Established Communities and not on a company-wide basis. The Company believes that NOI growth of the Established Communities assists investors in understanding management’s estimate of the likely contribution to operations from Established Communities.

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
Rental and other income increased in 2006 due to increased rental rates and occupancy for our Established Communities, coupled with additional rental income generated from newly developed communities. We expect the strong apartment fundamentals experienced in 2006 to continue in 2007, but at a more moderate pace.
Overall Portfolio — The weighted average number of occupied apartment homes increased to 37,716 apartment homes for 2006 as compared to 36,520 apartment homes for 2005 and 34,540 apartment homes for 2004. This change is primarily the result of an increase in the overall occupancy rate and increased homes available from newly developed and acquired communities, partially offset by communities sold in 2006 and 2005. The weighted average monthly revenue per occupied apartment home increased to $1,610 in 2006 as compared to $1,516 in 2005 and $1,477 in 2004.
Established Communities - Rental revenue increased $35,871,000, or 6.8%, in 2006 and increased $16,523,000, or 3.6%, in 2005. The increases in 2006 and 2005 are due to both increased rental rates and increased economic occupancy as compared to the prior years. For 2006, the weighted average monthly revenue per occupied apartment home increased 6.3% to $1,647 compared to $1,549 in 2005, primarily due to increased market rents and decreased concessions. The average economic occupancy increased from 96.0% in 2005 to 96.5% in 2006. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. We expect rental revenue from Established Communities to increase 5.0% to 6.5% in 2007 as compared to 2006.
We experienced increases in Established Communities’ rental revenue in all six of our regions in 2006 as compared to 2005. The largest increases in rental revenue were in the Pacific Northwest, the Mid-Atlantic and Northern California, with increases of 10.1%, 8.9% and 8.4%, respectively, between years. The Northeast and Northern California regions comprise the majority of our Established Community revenue, and therefore are discussed in more detail below.
Northern California, which represented approximately 27.4% of Established Community rental revenue during 2006, experienced an increase in rental revenue of 8.4% in 2006 as compared to 2005. Average rental rates increased by 7.9% to $1,561 in 2006, and economic occupancy increased 0.5% to 96.7% in 2006. Apartment fundamentals improved in Northern California in 2006, resulting in accelerated revenue growth in this region. We expect Northern California to see continued revenue growth in 2007.
The Northeast region, which accounted for approximately 36.5% of Established Community rental revenue during 2006, experienced an increase in rental revenue of 4.5% in 2006 as compared to 2005. Average rental rates increased 4.4% to $2,032 in 2006 and economic occupancy increased 0.1% to 96.5% during 2006. We expect job growth in 2007 to increase slightly over the growth levels experienced in 2006 in the Northeast and net supply to increase. However, we expect overall apartment fundamentals will remain favorable, resulting in moderate rental rate growth in the Northeast during 2007. The Company believes that Northern New Jersey will lead the region in revenue growth as a result of the strong apartment fundamentals in neighboring New York City. We expect Boston, Massachusetts will lag the region in revenue growth, as economic recovery is not occurring as quickly as in other areas of the region.
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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the years ended December 31, 2006 and 2005 (dollars in thousands). Information for the year ended December 31, 2004 is not presented, as Established Community classification is not comparable prior to January 1, 2005. See Note 9, “Segment Reporting,” of our Consolidated Financial Statements.

	For the year ended
	12-31-06	12-31-05

Rental revenue (GAAP basis)	$559,771	$523,900
Concessions amortized	11,082	20,010
Concessions granted	(5,796)	(17,399)

Rental revenue adjusted to state concessions on a cash basis	$565,057	$526,511

Year-over-year % change — GAAP revenue	6.8%	n/a

Year-over-year % change — cash concession based revenue	7.3%	n/a
Management, development and other fees increased in 2006 and 2005 due to increased asset management, property management and redevelopment fees earned from the Fund. The Fund was formed in March 2005, and continues to grow through purchases, acquiring five more communities in 2006. In addition, construction and development fees earned from unconsolidated entities in 2006 and 2005 contributed to increased fee income.
Direct property operating expenses, excluding property taxes increased in both 2006 and 2005, primarily due to the addition of recently developed and acquired apartment homes coupled with expense growth in our Established Communities.
For Established Communities, direct property operating expenses, excluding property taxes, increased $3,088,000, or 2.6%, to $120,487,000 in 2006 due primarily to increases in payroll, maintenance and utility costs, partially offset by decreases in marketing and office and administration expenses. During 2005, direct property operating expenses increased $965,000, or 0.9%, to $104,346,000 in 2005 due primarily to increases in utility, maintenance and payroll costs, partially offset by decreases in marketing and bad debt expenses. We expect operating expenses for Established Communities to increase by 3.5% to 5.0% in 2007 as compared to 2006, primarily as a result of continued higher utility and payroll costs, as well as increased insurance costs.
Property taxes increased in both 2006 and 2005 due to overall higher assessments and the addition of newly developed and redeveloped apartment homes, and are impacted by the size and timing of successful tax appeals in both years.
For Established Communities, property taxes increased by $721,000, or 1.4%, in 2006 and $2,527,000, or 5.7%, in 2005, due to overall higher assessments throughout all regions and are impacted by the size and timing of successful tax appeals in both years. We expect property taxes to continue to increase in 2007 as compared to 2006 to reflect increased valuations. However, property tax increases are mitigated for communities in California, where increases in property taxes are limited by law (Proposition 13). We evaluate property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Corporate-level property management and other indirect operating expenses increased in both 2006 and 2005 due to increased compensation, as well as increased costs relating to corporate initiatives focused on increasing efficiency and enhancing controls at our operating communities.

Investments and investment management reflects the costs incurred related to investment acquisitions, investment management and abandoned pursuit costs, which include costs incurred on development pursuits not yet considered probable for development, as well as the abandonment or impairment of development pursuits, acquisition pursuits and disposition pursuits. Investments and investment management increased in 2006 as compared to 2005 due primarily to increased compensation costs and increased staffing related to management of the Fund redevelopment activity, coupled with an increase in abandoned pursuit costs. Abandoned pursuit costs were $2,115,000 in 2006, $816,000 in 2005 and $1,726,000 in 2004. Abandoned pursuit costs can be volatile, and the costs incurred in any given period may vary significantly in future years.
Interest expense, net decreased in 2006 as compared to 2005 due primarily to higher levels of capitalized interest in connection with our increased development activity, lower average outstanding balances on our unsecured credit facility and increased interest income. In addition, through a maturity and the subsequent issuance of unsecured notes, we reduced the effective annual interest rate on $150,000,000 of debt by approximately 1%. These decreases in interest expense are partially offset by higher interest rates on variable rate debt in 2006 and the timing of the repayment and re-issuance of unsecured debt in 2005. Interest income increased in 2006 due to higher invested cash balances as well as increases in the interest rate earned on cash deposits. In addition, interest income in 2006 includes interest earned on an escrow funded from a disposition in 2005 that was used in a tax-deferred exchange.
Depreciation expense increased in both 2006 and 2005 primarily due to the completion of development and redevelopment activities, coupled with the timing of depreciation expense for a community previously classified as held for sale.
General and administrative expense (“G&A”) decreased in 2006 and increased in 2005 relative to the prior years primarily due to the incurrence in 2005 of the following: (i) separation costs of approximately $2,100,000 due to the departure of a senior executive; (ii) the accrual of costs related to various litigation matters of approximately $1,500,000; and (iii) increased board of director fees due to the acceleration of equity awards with the resignation of a director due to disability in 2005, partially offset by higher compensation costs in 2006. We expect expensed overhead costs, including G&A, corporate-level property management and investments and investment management, to increase approximately 6.0% to 7.5% in 2007 as compared to 2006 in support of the Company’s continued growth.
Equity in income of unconsolidated entities in 2006 includes our share of gain on the sale of a joint venture community in the amount of $6,609,000, and the release of amounts previously withheld in escrow allowing recognition of the final installment of the gain from the sale of our investment in Rent.com to eBay in the amount of $433,000. Equity in income of unconsolidated entities in 2005 includes the initial gain recognized in the amount of $6,252,000 related to the sale of our investment in Rent.com to eBay.
Minority interest in consolidated partnerships decreased in 2006 as compared to 2005 due to the conversion of limited partnership units, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests. However, minority interest increased in 2005 due to the consolidation of an entity under FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as revised in December 2003. Effective January 1, 2004, we consolidated an entity from which we held a participating mortgage note in accordance with FIN 46. We did not hold an equity interest in this entity, and therefore 100% of the entity’s net loss was recognized as minority interest in consolidated partnerships during the year ended December 31, 2004. In October 2004, we received payment in full of the outstanding mortgage note due from this entity. Upon repayment of the mortgage note, our economic interest in this entity ended, and therefore we discontinued consolidation as this entity was no longer considered a variable interest entity under FIN 46.
Gain on sale of land in 2006 represents the gain on sale of three land parcels located in Danvers, Massachusetts, Jersey City, New Jersey and Stamford, Connecticut. During 2005, we sold three land parcels, one located in Dublin, California, one in Madison, Washington, and one in Freehold, New Jersey.

Income from discontinued operations represents the net income generated by communities sold during the period from January 1, 2004 through December 31, 2006. See Note 7, “Real Estate Disposition Activities,” of our Consolidated Financial Statements. The decreases in 2006 and 2005 are due to the sale of three consolidated communities in 2006, seven communities and one office building in 2005 and five communities in 2004, eliminating the income generated from the assets upon disposition.
Gain on sale of real estate assets decreased in 2006 as compared to 2005 primarily due to the volume and size of dispositions, coupled with the carrying value of the communities sold. Gain on sale of real estate assets increased in 2005 and decreased in 2004 due to the volume and size of dispositions in each year. The amount of gain realized in any given reporting period depends on many factors, including the number of communities sold, the size and carrying value of those communities and the sales price, which are driven by local and national market conditions.
Cumulative effect of change in accounting principle in 2004 is a result of the implementation of FIN 46, discussed above, and represents the difference between the net assets consolidated under FIN 46 and the previously recorded net assets.
Funds from Operations Attributable to Common Stockholders (“FFO”)
FFO is considered by management to be an appropriate supplemental measure of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation. These amounts are generally excluded in the industry definition of FFO as amounts can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in our Consolidated Financial Statements. For a more detailed discussion and presentation of FFO, see “Selected Financial Data,” included in Item 6 of this report.
Liquidity and Capital Resources
Factors affecting our liquidity and capital resources are our cash flows from operations, financing activities and investing activities, as well as general economic and market conditions. Operating cash flow has historically been determined by: (i) the number of apartment homes currently owned, (ii) rental rates, (iii) occupancy levels and (iv) operating expenses with respect to apartment homes. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, particularly to changes in interest rates. The timing and type of capital markets activity in which we engage, as well as our plans for development, redevelopment, acquisition and disposition activity, are affected by changes in the capital markets environment, such as changes in interest rates or the availability of cost-effective capital.
We regularly review our liquidity needs, the adequacy of cash flows from operations, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:
•	normal recurring operating expenses;

•	debt service and maturity payments;

•	preferred stock dividends and DownREIT partnership unit distributions;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Internal Revenue Code of 1986;

•	development and redevelopment activity in which we are currently engaged; and

•	capital calls for the Fund, as required.
We anticipate that we can fully satisfy these needs from a combination of cash flow provided by operating activities, proceeds from asset dispositions and borrowing capacity under our variable rate unsecured credit facility, as well as other public or private sources of liquidity.

Cash and cash equivalents totaled $8,567,000 at December 31, 2006, an increase of $2,852,000 from $5,715,000 at December 31, 2005. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities – Net cash provided by operating activities increased to $351,943,000 in 2006 from $306,248,000 in 2005. The increase was driven primarily by the additional NOI from our Established Communities’ operations, as well as NOI from recently developed communities, partially offset by the loss of NOI from the four communities sold in 2006, as discussed earlier in this report.
Investing Activities – Net cash used in investing activities of $511,371,000 in 2006 related to investments in assets through the development redevelopment and acquisition of apartment communities, partially offset by proceeds from asset dispositions. During 2006, we invested $832,337,000 in the purchase and development of the following real estate and capital expenditures:
•	We began the development of eight new communities. These eight communities, if developed as expected, will contain a total of 2,459 apartment homes, and the total capitalized cost, including land acquisition costs, is projected to be approximately $686,600,000. We completed the development of six communities containing a total of 1,368 apartment homes for a total capitalized cost, including land acquisition cost, of $375,200,000.

•	We began the redevelopment of three consolidated communities, which contain an aggregate of 1,593 apartment homes and, if redeveloped as expected, will be completed for a total redevelopment capitalized cost of $25,800,000, excluding costs incurred prior to redevelopment. We completed the redevelopment of one consolidated community containing 336 apartment homes for a total capitalized cost of $6,000,000, excluding costs incurred prior to redevelopment.

•	We acquired nine parcels of land in connection with Development Rights, for an aggregate purchase price of $91,574,000.

•	We had capital expenditures relating to current communities’ real estate assets of $21,289,000 and non-real estate capital expenditures of $957,000.
We disposed of four communities (one through a joint venture) for an aggregate sales price of $261,850,000 and a total gain in accordance with GAAP of $104,020,000. We also disposed of three parcels of land for an aggregate sales price of $19,635,000 and a total gain in accordance with GAAP of $13,519,000. In addition, we received proceeds in the amount of $20,482,000 from the sale of a 70% interest in our investments in Avalon Del Rey Apartments, LLC. For further discussion See Note 6, “Investments in Unconsolidated Entities,” included in Item 8 of this report.
Financing Activities – Net cash provided by financing activities totaled $162,280,000 in 2006. The net cash inflow is due primarily to the proceeds from $500,000,000 of unsecured notes that we issued in September 2006, partially offset by the $150,000,000 of unsecured notes that was repaid upon maturity in July 2006. In addition, net cash provided by financing activities includes the issuance of common stock for option exercises and the issuance of secured mortgage loans, partially offset by dividends paid and repayment of borrowings under our unsecured credit facility. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” of our Consolidated Financial Statements, for additional information.
Variable Rate Unsecured Credit Facility
We entered into a $650,000,000 revolving variable rate unsecured credit facility with a syndicate of commercial banks. JPMorgan Chase Bank, Wachovia Bank, N.A. and Bank of America, N.A. led the syndication effort in varying capacities. Under the terms of the credit facility, we may elect to increase the facility up to $1,000,000,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such an increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $813,000. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (5.72% on January 31, 2007).

The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on our credit rating. In addition, a competitive bid option is available for borrowings of up to $422,500,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at January 31, 2007. We are subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming our exercise of a one-year renewal option. At January 31, 2007, no amounts were outstanding on the credit facility, $38,088,000 was used to provide letters of credit and $611,912,000 was available for borrowing under the unsecured credit facility.
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
The following debt activity occurred during the year ended December 31, 2006:
•	We repaid $150,000,000 in previously issued unsecured notes in July 2006, along with any unpaid interest, pursuant to their scheduled maturity. No prepayment penalty was incurred;

•	We issued a total of $500,000,000 of unsecured notes in September 2006 under our existing shelf registration statement. The offering consisted of two separate tranches of $250,000,000 with an annual effective interest rate of 5.586% and 5.820%, maturing in 2012 and 2016, respectively;

•	We issued $34,000,000 of variable rate mortgage debt for one community in April 2006, maturing in April 2011;

•	We issued $93,800,000 of variable rate, tax-exempt debt for one community in December 2006, maturing in November 2037;

•	We issued $48,500,000 of variable rate, tax-exempt debt for one community in December 2006, maturing in November 2039; and

•	We issued $45,000,000 of variable rate, tax-exempt debt for one community in December 2006, maturing in July 2040.
In January 2007, the Company filed a shelf registration statement with the Securities and Exchange Commission, allowing us to sell an undetermined number or amount of certain debt and equity securities as defined in the prospectus. In addition, in January 2007, in conjunction with the inclusion of our common stock in the S&P 500 Index, we issued 4,600,000 shares of our common stock at $129.30 per share. Net proceeds of approximately $594,000,000 will be used for general corporate purposes.

The table below details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at December 31, 2006 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-05	12-31-06		2007	2008	2009	2010	2011	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$16,586	$15,990		$634	$676	$719	$766	$816	$12,379
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	16,465	15,980		515	555	595	635	680	13,000
Avalon at Lexington	6.55%	Feb-2025	12,834	12,467		367	415	441	469	498	10,277
Avalon at Nob Hill	5.80%	Jun-2025	18,494	18,116	(2)	—	—	—	—	—	18,116
Avalon Campbell	6.48%	Jun-2025	33,614	32,776	(2)	—	—	—	—	—	32,776
Avalon Pacifica	6.48%	Jun-2025	15,247	14,867	(2)	—	—	—	—	—	14,867
Avalon Knoll	6.95%	Jun-2026	12,239	11,957		302	324	347	371	398	10,215
Avalon Landing	6.85%	Jun-2026	6,044	5,903		153	162	173	185	198	5,032
Avalon Fields	7.55%	May-2027	10,705	10,483		237	256	275	295	316	9,104
Avalon West	7.73%	Dec-2036	8,259	8,179		92	91	98	105	112	7,681
Avalon Oaks	7.45%	Jul-2041	17,324	17,205		129	137	147	157	168	16,467
Avalon Oaks West	7.48%	Apr-2043	17,145	17,036		117	125	133	142	152	16,367

			194,736	190,739		2,546	2,741	2,928	3,125	3,338	176,061

Variable rate (3)
The Promenade	5.68%	Oct-2010	32,100	31,495		651	701	755	29,388	—	—
Waterford	4.27%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	4.27%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Foxchase I	4.27%	Nov-2017	16,800	16,800	(4)	—	—	—	—	—	16,800
Avalon at Foxchase II	4.27%	Nov-2017	9,600	9,600	(4)	—	—	—	—	—	9,600
Avalon at Mission Viejo	4.82%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	3.65%	Jun-2025	2,306	2,684	(2)	—	—	—	—	—	2,684
Avalon Campbell	3.65%	Jun-2025	5,186	6,024	(2)	—	—	—	—	—	6,024
Avalon Pacifica	3.65%	Jun-2025	2,353	2,733	(2)	—	—	—	—	—	2,733
Bowery Place I	4.16%	Nov-2037	—	93,800	(5)	—	521	576	636	703	91,364
Bowery Place II	4.23%	Nov-2039	—	48,500	(5)	—	—	—	270	298	47,932
Avalon Acton	4.96%	Jul-2040	—	45,000	(5)	—	—	—	—	—	45,000
Avalon at Fairway Hills I	4.91%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			138,880	327,171		651	1,222	1,331	30,294	1,001	292,672
Conventional loans (6)
Fixed rate
$150 million unsecured notes	6.93%	Jul-2006	150,000	—		—	—	—	—	—	—
$150 million unsecured notes	5.18%	Aug-2007	150,000	150,000		150,000	—	—	—	—	—
$110 million unsecured notes	7.13%	Dec-2007	110,000	110,000		110,000	—	—	—	—	—
$50 million unsecured notes	6.63%	Jan-2008	50,000	50,000		—	50,000	—	—	—	—
$150 million unsecured notes	8.38%	Jul-2008	150,000	146,000		—	146,000	—	—	—	—
$150 million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	—	150,000	—	—	—
$200 million unsecured notes	7.66%	Dec-2010	200,000	200,000		—	—	—	200,000	—	—
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	—	300,000	—
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	—	50,000	—
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$100 million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	—	100,000
$150 million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$250 million unsecured notes	5.88%	Jan-2012	—	250,000		—	—	—	—	—	250,000
$250 million unsecured notes	5.72%	Sep-2016	—	250,000		—	—	—	—	—	250,000
Wheaton Development Right	6.99%	Oct-2008	4,589	4,513		81	4,432	—	—	—	—
Eisenhower Ave. Development Right	8.08%	Apr-2009	4,504	4,402		109	118	4,175	—	—	—
Twinbrook Development Right	7.25%	Oct-2011	8,379	8,200		193	207	222	239	7,339	—
Tysons West Development Right	5.55%	Jul-2028	6,681	6,535		156	162	173	183	193	5,668
Avalon Orchards	7.65%	Jul-2033	20,136	19,883		272	290	311	333	357	18,320

			1,854,289	2,199,533		260,811	201,209	154,881	200,755	357,889	1,023,988

Variable rate (3)
Avalon Ledges	6.75%	May-2009	19,290	18,635	(4)	811	688	17,136	—	—	—
Avalon at Flanders Hill	6.75%	May-2009	21,935	21,245	(4)	926	784	19,535	—	—	—
Avalon at Newton Highlands	6.69%	Dec-2009	38,905	37,650	(4)	1,546	1,397	34,707	—	—	—
Avalon at Crane Brook	6.66%	Mar-2011	—	33,535	(4)	1,230	1,045	1,106	1,169	28,985	—

			80,130	111,065		4,513	3,914	72,484	1,169	28,985	—

Total indebtedness — excluding unsecured credit facility			$2,268,035	$2,828,508		$268,521	$209,086	$231,624	$235,343	$391,213	$1,492,721

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at December 31, 2006 and December 31, 2005 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of December 31, 2006.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of December 31, 2006. Actual amounts drawn on the debt as of December 31, 2006 are $79,849 for Bowery Place I and $0 for both Bowery Place II and Avalon Acton.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $2,922 and $818 of debt discount as of December 31, 2006 and December 31, 2005, respectively, as reflected in unsecured notes on our Consolidated Balance Sheets included elsewhere in this report.

Future Financing and Capital Needs – Portfolio and Other Activity
As of December 31, 2006, we had 17 new communities under construction, for which a total estimated cost of $639,458,000 remained to be invested. In addition, we had six communities which we own, or in which we have a direct or indirect interest, under reconstruction, for which a total estimated cost of $13,791,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
•	cash currently on hand invested in highly liquid overnight money market funds and repurchase agreements;

•	the remaining capacity under our current $650,000,000 unsecured credit facility;

•	the net proceeds from sales of existing communities;

•	retained operating cash;

•	the issuance of debt or equity securities (including proceeds from the recent stock offering); and/or

•	private equity funding.
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
We have invested in the Fund, a private, discretionary investment vehicle that acquires and operates apartment communities in our markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the principal vehicle through which we will invest in the acquisition of apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund. The Fund will not restrict our development activities, and will terminate after a term of eight years, subject to two one-year extensions. The Fund has nine institutional investors, including us, with a combined equity capital commitment of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $22,944,000 has been invested as of January 31, 2007) representing a 15.2% combined general partner and limited partner equity interest. Under the Fund documents, the Fund has the ability to employ leverage through debt financings up to 65% on a portfolio basis, which, if achieved, would enable the Fund to invest up to $940,000,000 (of which approximately $514,000,000 has been invested as of January 31, 2007). We currently expect that leverage of less than 65% will be employed, reducing the projected investment value to between $850,000,000 and $900,000,000.
From time to time we use joint ventures to hold or develop individual real estate assets. We generally employ joint ventures primarily to mitigate asset concentration or market risk or secondarily as a source of liquidity. We may also use joint ventures related to mixed-use land development opportunities where our partners bring development and operational expertise to the venture. Each joint venture or partnership agreement has been and will continue to be individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. However, we cannot assure you that we will achieve our objectives through joint ventures.

In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, we sold four communities, including an investment held in a joint venture, with net proceeds in the aggregate of approximately $218,492,000 from January 1, 2006 through January 31, 2007. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses and NOI. However, we believe that the absence of future cash flows from communities sold will have a minimal impact on our ability to fund future liquidity and capital resource needs.
Off Balance Sheet Arrangements
In addition to the investment interests in consolidated and unconsolidated real estate entities, we have certain off balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 6, “Investments in Unconsolidated Entities,” and Note 8, “Commitments and Contingencies,” of our Consolidated Financial Statements located elsewhere in this report.
•	CVP I, LLC – CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City) overall once tenant improvements related to a retail tenant are complete, which is expected in 2007. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of, and our obligation under these guarantees, both at inception and as of December 31, 2006 were not significant. As a result we have not recorded any obligation associated with these guarantees at December 31, 2006.

•	MVP I, LLC – MVP I, LLC has a construction loan in the amount of $94,400,000 (of which $76,739,000 is outstanding as of December 31, 2006), which matures in September 2010, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. In connection with the construction management services that we provided to MVP I, LLC, the entity that owns and developed Avalon at Mission Bay North II in San Francisco, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Construction was completed in 2006, and our obligations under this guarantee will terminate once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in 2007. The estimated fair value of and our obligation under this guarantee, both at inception and as of December 31, 2006 was not significant and therefore no liability has been recorded related to this construction completion guarantee as of December 31, 2006.

•	The Fund – The Fund has 12 mortgage loans with amounts outstanding in the aggregate of $259,645,000. These mortgage loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from February 2007 to October 2014. These mortgage loans are secured by the underlying real estate. In addition, the Fund has a credit facility with $57,400,000 outstanding as of December 31, 2006, which matures in January 2008. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $3,400,000 as of December 31, 2006). As of December 31, 2006, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under a liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2006 was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2006.

•	PHVP I, LLC – In connection with the pursuit of a Development Right in Pleasant Hill, California, $125,000,000 in bond financing was issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the possible future construction of a multifamily rental community by PHVP I, LLC. The bond proceeds were immediately invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This Development Right is planned as a mixed-use development, with residential, for-sale, retail and office components. The bond proceeds will remain in the GIC until at least June 1, 2007, but no later than December 5, 2007, at which time a loan will be made to PHVP I, LLC to fund construction of the multifamily portion of the development, or the bonds will be redeemed by the Agency. Although we do not have any equity or economic interest in PHVP I, LLC at this time, we do have an option to make a capital contribution to PHVP I, LLC in exchange for a 99% general partner interest in the entity. Should we decide not to exercise this option, the bonds will be redeemed, and a loan will not be made to PHVP I, LLC. The bonds are payable from the proceeds of the GIC and are non-recourse to both PHVP I, LLC and to us. There is no loan payable outstanding by PHVP I, LLC as of December 31, 2006.

In addition, as part of providing construction management services to PHVP I, LLC for the construction of a public garage, we have provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. Our obligations under this guarantee will terminate following construction completion of the garage once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in 2008. In the third quarter of 2006, significant modifications were requested by the local transit authority to change the garage structure design. We do not believe that the requested design changes impact the construction schedule. However, it is expected that these changes will increase the original budget by an amount up to $5,000,000. We believe that substantially all potential additional amounts are reimbursable from unrelated third parties. At this time we do not believe that it is probable that we will incur any additional costs. The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2006 was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2006.

•	Avalon Del Rey Apartments, LLC – In the fourth quarter of 2006, we admitted a 70% venture partner to the LLC for an investment of $49,000,000, including the assumption of debt. In conjunction with this investment, we provided an operating guarantee to the joint venture partner. This guarantee provides that if the initial year return earned by the joint venture partner is less than a threshold return of 7% on its initial equity investment, we will pay the joint venture partner an amount equal to the shortfall, up to the 7% threshold return required. As of December 31, 2006, the cash flows and expected return on investment of the community are expected to meet and exceed the initial year threshold return required by our joint venture partner. Therefore we have not recorded any liability associated with this guarantee as of December 31, 2006.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between us and our unconsolidated real estate entities. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2006 (dollars in thousands):

	Payments due by period
		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years

Long-Term Debt Obligations (1)	$2,828,508	$268,521	$440,710	$626,556	$1,492,721

Operating Lease Obligations (2)	1,868,720	8,045	16,411	16,156	1,828,108

Total	$4,697,228	$276,566	$457,121	$642,712	$3,320,829

(1)	No balance outstanding under our variable rate unsecured credit facility as of December 31, 2006. Amounts exclude interest payable as of December 31, 2006.
(2)	Includes land leases expiring between July 2029 and March 2142. Amounts do not include any adjustment for purchase options available under the land leases.
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
In addition, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report.
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
ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain financial market risks, the most predominant being interest rate risk. We monitor interest rate risk as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy. The specific market risks and the potential impact on our operating results are described below.
Our operating results are affected by changes in interest rates as a result of borrowings under our variable rate unsecured credit facility as well as outstanding bonds with variable interest rates. We had $426,795,000 and $209,165,000 in variable rate debt outstanding (excluding variable rate debt effectively fixed through swap agreements) as of December 31, 2006 and 2005, respectively. If interest rates on the variable rate debt had been 100 basis points higher throughout 2006 and 2005, our annual interest costs would have increased by approximately $3,027,000 and $3,990,000, respectively, based on balances outstanding during the applicable years.

We currently use interest rate protection agreements (consisting of interest rate swap and interest rate cap agreements) to reduce the impact of interest rate fluctuations on certain variable rate indebtedness, not for trading on speculative purposes. Under swap agreements:
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
As of December 31, 2006, the effect of swap agreements is to fix the interest rate on approximately $65,800,000 of our variable rate, tax-exempt debt. The interest rate protection provided by certain swap agreements on the consolidated variable rate, tax-exempt debt was not electively entered into by us but, rather, was a requirement of either the bond issuer or the credit enhancement provider related to certain tax-exempt bond financings. Had these swap agreements not been in place during 2006 and 2005, our annual interest costs would have been approximately $1,182,000 and $1,878,000 lower, respectively, based on balances outstanding and reported interest rates during the applicable years. Additionally, if the variable interest rates on this debt had been 100 basis points higher throughout 2006 and 2005 and these swap agreements had not been in place, our annual interest costs would have been approximately $37,000 higher in 2006 and $1,200,000 lower in 2005.
Because the counterparties providing the swap agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group and the interest rates fixed by the swap agreements are significantly higher than current market rates for such agreements, we do not believe there is exposure at this time to a default by a counterparty provider.
In addition, changes in interest rates affect the fair value of our fixed rate debt, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (excluding amounts outstanding under our variable rate unsecured credit facility) with an aggregate carrying value of $2,828,508,000 at December 31, 2006 had an estimated aggregate fair value of $2,939,717,000 at December 31, 2006. Fixed rate debt (excluding our variable rate debt effectively fixed through swap agreements) represented $2,324,513,000 of the carrying value and $2,435,722,000 of the fair value at December 31, 2006. If interest rates had been 100 basis points higher as of December 31, 2006, the fair value of this fixed rate debt would have decreased by $102,909,000.
We do not have any exposure to foreign currency or equity price risk, and our exposure to commodity price risk is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9a.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
(b)	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
(c)	Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9b.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information pertaining to directors and executive officers of the Company and the Company’s Code of Conduct are incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 16, 2007.

ITEM 11.	EXECUTIVE COMPENSATION
Information pertaining to executive compensation is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 16, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 16, 2007.

The Company maintains the 1994 Stock Incentive Plan (the “1994 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the Company’s 1994 Plan and ESPP as of December 31, 2006:

	(a)		(b)		(c)
					Number of securities
					remaining available for future
	Number of securities to be		Weighted-average		issuance under equity
	issued upon exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
Equity compensation plans approved by security holders (1)	2,603,738	(2)(3)	$69.65	(3)(4)	1,791,861	(5)

Equity compensation plans not approved by security holders (6)	—		n/a		789,312

Total	2,603,738		$69.65	(3)(4)	2,581,173

(1)	Consists of the 1994 Plan.

(2)	Includes 116,499 deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis, but does not include 274,986 shares of restricted stock that are outstanding and that are already reflected in the Company’s outstanding shares.

(3)	Does not include outstanding options to acquire 4,240 shares, at a weighted-average exercise price of $36.83 per share, that were assumed, in connection with the 1998 merger of Avalon Properties, Inc. with and into the Company, under the Avalon Properties, Inc. 1995 Equity Incentive Plan and the Avalon Properties, Inc. 1993 Stock Option and Incentive Plan.

(4)	Excludes deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.

(5)	The 1994 Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1994 Plan will increase annually. On each January 1, the aggregate number of shares reserved for issuance under the 1994 Plan will increase by a number of shares equal to a percentage (ranging from 0.48% to 1.00%) of all outstanding shares of common stock and operating partnership units at the end of the year. The exact percentage used is determined based on the percentage of all awards made under the 1994 Plan during the calendar year that were in the form of stock options with an exercise price equal to the fair market value of a share of common stock on the date of the grant. In accordance with this procedure, on January 1, 2007, the maximum number of shares remaining available for future issuance under the 1994 Plan was increased by 748,133 to 2,539,994.

(6)	Consists of the ESPP.
The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 10, “Stock-Based Compensation Plans,” of our Consolidated Financial Statements included in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information pertaining to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 16, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information pertaining to the fees paid to and services provided by the Company’s principal accountant is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 16, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE
15(a)(1) Financial Statements
Index to Financial Statements
Consolidated Financial Statements and Financial Statement Schedule:
15(a)(2) Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation	F-35
15(a)(3) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

INDEX TO EXHIBITS

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Refiled herewith.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Refiled herewith.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Refiled herewith.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.2	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form S-3ASR of the Company filed January 8, 2007.)

4.3	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Form S-3ASR of the Company filed January 8, 2007.)

4.4	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Form S-3ASR of the Company filed January 8, 2007.)

4.5	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Form S-3ASR of the Company filed January 8, 2007.)

4.6	—	Fourth Supplemental Indenture, dated as of September 18, 2006, between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Form S-3ASR of the Company filed January 8, 2007.)

4.7	—	Dividend Reinvestment and Stock Purchase Plan of the Company filed September 14, 1999. (Incorporated by reference to Form S-3 of the Company, File No. 333-87063.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

10.1	—	Amended and Restated Distribution Agreement, dated August 6, 2003, among AvalonBay Communities, Inc. (the “Company”) and the Agents, including Administrative Procedures, relating to the MTNs. (Incorporated by reference to Exhibit 10.1 to Form 10-K of the Company filed March 5, 2004.)

10.2	—	Amended and Restated Limited Partnership Agreement of AvalonBay Value Added Fund, L.P., dated as of March 16, 2005. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed May 6, 2005.)

10.3+	—	Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Blair, Naughton, Fuller, Sargeant, Horey and Meyer (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 6, 2005.)

10.4+	—	Employment Agreement, dated as of July 1, 2003, between the Company and Thomas J. Sargeant. (Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-3 (333-103755), filed July 7, 2003.)

10.5+	—	First Amendment to Employment Agreement between the Company and Thomas J. Sargeant, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company filed May 6, 2005.)

10.6+	—	Employment Agreement, dated as of January 10, 2003, between the Company and Bryce Blair. (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March 11, 2003.)

10.7+	—	First Amendment to Employment Agreement between the Company and Bryce Blair, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 6, 2005.)

10.8+	—	Employment Agreement, dated as of February 26, 2001, between the Company and Timothy J. Naughton. (Refiled herewith.)

10.9+	—	First Amendment to Employment Agreement between the Company and Timothy J. Naughton, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed May 6, 2005.)

10.10+	—	Employment Agreement, dated as of September 10, 2001, between the Company and Leo S. Horey. (Refiled herewith.)

10.11+	—	First Amendment to Employment Agreement between the Company and Leo S. Horey, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company filed May 6, 2005).

10.12+	—	Employment Agreement, dated as of December 31, 2001, between the Company and Samuel B. Fuller. (Incorporated by reference to Exhibit 10.9 to Form 10-K of the Company filed March 26, 2002.)

10.13+	—	First Amendment to Employment Agreement between the Company and Samuel B. Fuller, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company filed May 6, 2005).

10.14+	—	Separation Agreement between the Company and Samuel B. Fuller, dated as of April 6, 2005. (Incorporated by reference to Exhibit 10.9 to Form 10-Q of the Company filed May 6, 2005.)

10.15+	—	Retirement Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Refiled herewith.)

10.16+	—	First Amendment to Retirement Agreement between the Company and Gilbert M. Meyer, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company filed May 6, 2005).

10.17+	—	Avalon Properties, Inc. 1993 Stock Option and Incentive Plan. (Refiled herewith.)

10.18+	—	Avalon Properties, Inc. 1995 Equity Incentive Plan. (Refiled herewith.)

10.19+	—	Amendment, dated May 6, 1999, to the Avalon Properties Amended and Restated 1995 Equity Incentive Plan. (Refiled herewith.)

10.20+	—	AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on December 8, 2004. (Incorporated by reference to Exhibit 10.B 1 to Form 8-K of the Company filed December 14, 2004.)

10.21+	—	Amendment, dated February 9, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.32 to Form 10-K of the Company filed March 14, 2006.)

10.22+	—	Amendment, dated December 6, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Filed herewith.)

10.23+	—	1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Form S-8 of the Company filed June 26, 1997, File No. 333-16837.)

10.24+	—	1996 Non-Qualified Employee Stock Purchase Plan — Plan Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Form S-8 of the company, File No. 333-16837.)

10.25+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 9, 2005.)

10.26+	—	The Company’s Officer Severance Plan adopted on September 9, 1999. (Refiled herewith.)

10.27+	—	Form of AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2004.).

10.28+	—	Form of AvalonBay Communities, Inc. Incentive Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 4, 2004.)

10.29+	—	Form of AvalonBay Communities, Inc. Employee Stock Grant and Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2004.)

10.30+	—	Form of AvalonBay Communities, Inc. Director Restricted Unit Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2004.)

10.31+	—	Form of AvalonBay Communities, Inc. Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2004.)

10.32	—	Amended and Restated Revolving Loan Agreement, dated as of May 24, 2004, among the Company, as Borrower, JPMorgan Chase Bank and Wachovia Bank, N.A., each as a Bank and Syndication Agent, Bank of America, successor in interest to Fleet National Bank, as a Bank, Swing Lender and Issuing Bank, Morgan Stanley Bank, Wells Fargo Bank, N.A., and Deutsche Bank Trust Company Americas, each as a Bank and Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Bank of America, successor in interest to Fleet National Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 6, 2004.)

10.33+	—	Rules and Procedures for Non-Employee Directors’ Deferred Compensation Program adopted on November 20, 2006. (Filed herewith.)

10.34+	—	Compensation Arrangements for Non-Employee Directors. (Incorporated by reference to the Company’s Form 8-K filed on February 14, 2006.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)

23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Filed herewith.)

+	Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 154(c) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AvalonBay Communities, Inc.
Date: February 28, 2007	By:	/s/ Bryce Blair
Bryce Blair, Chairman of the Board and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2007	By:	/s/ Bryce Blair
Bryce Blair, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2007	By:	/s/ Thomas J. Sargeant
Thomas J. Sargeant, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 28, 2007	By:	/s/ Bruce A. Choate
Bruce A. Choate, Director

Date: February 28, 2007	By:	/s/ John J. Healy, Jr.
John J. Healy, Jr., Director

Date: February 28, 2007	By:	/s/ Gilbert M. Meyer
Gilbert M. Meyer, Director

Date: February 28, 2007	By:	/s/ Timothy J. Naughton
Timothy J. Naughton, Director

Date: February 28, 2007	By:	/s/ Lance R. Primis
Lance R. Primis, Director

Date: February 28, 2007	By:	/s/ H. Jay Sarles
H. Jay Sarles, Director

Date: February 28, 2007	By:	/s/ Allan D. Schuster
Allan D. Schuster, Director

Date: February 28, 2007	By:	/s/ Amy P. Williams
Amy P. Williams, Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
AvalonBay Communities, Inc.:
We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 26, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
AvalonBay Communities, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9a., that AvalonBay Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AvalonBay Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that AvalonBay Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AvalonBay Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of AvalonBay Communities, Inc. and our report dated February 26, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 26, 2007

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12-31-06	12-31-05

ASSETS
Real estate:
Land	$958,254	$872,822
Buildings and improvements	4,560,457	4,254,914
Furniture, fixtures and equipment	143,480	131,689

	5,662,191	5,259,425
Less accumulated depreciation	(1,099,834)	(937,824)

Net operating real estate	4,562,357	4,321,601
Construction in progress, including land	641,781	261,743
Land held for development	209,568	179,739
Operating real estate assets held for sale, net	64,351	182,705

Total real estate, net	5,478,057	4,945,788

Cash and cash equivalents	8,567	5,715
Cash in escrow	136,989	48,266
Resident security deposits	26,574	26,290
Investments in unconsolidated real estate entities	42,724	41,942
Deferred financing costs, net	26,343	17,976
Deferred development costs	39,365	31,467
Prepaid expenses and other assets	54,567	47,616

Total assets	$5,813,186	$5,165,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$2,153,078	$1,809,182
Variable rate unsecured credit facility	—	66,800
Mortgage notes payable	672,508	458,035
Dividends payable	60,417	54,476
Payables for construction	59,232	24,690
Accrued expenses and other liabilities	112,219	82,205
Accrued interest payable	37,236	34,649
Resident security deposits	38,803	35,544
Liabilities related to real estate assets held for sale	42,985	38,352

Total liabilities	3,176,478	2,603,933

Minority interest of unitholders in consolidated partnerships	5,270	19,464

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2006 and December 31, 2005; 4,000,000 shares issued and outstanding at both December 31, 2006 and December 31, 2005	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both December 31, 2006 and December 31, 2005; 74,668,372 and 73,663,048 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	747	737
Additional paid-in capital	2,482,516	2,429,568
Accumulated earnings less dividends	151,714	115,788
Accumulated other comprehensive loss	(3,579)	(4,470)

Total stockholders’ equity	2,631,438	2,541,663

Total liabilities and stockholders’ equity	$5,813,186	$5,165,060

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12-31-06	12-31-05	12-31-04
Revenue:
Rental and other income	$731,041	$666,376	$613,240
Management, development and other fees	6,259	4,304	604

Total revenue	737,300	670,680	613,844

Expenses:
Operating expenses, excluding property taxes	210,895	191,558	181,351
Property taxes	68,257	65,487	59,458
Interest expense, net	111,046	127,099	131,103
Depreciation expense	162,896	158,822	151,991
General and administrative expense	24,767	25,761	18,074

Total expenses	577,861	568,727	541,977

Equity in income of unconsolidated entities	7,455	7,198	1,100
Venture partner interest in profit-sharing	—	—	(1,178)
Minority interest in consolidated partnerships	(573)	(1,481)	(150)
Gain on sale of land	13,519	4,479	1,138

Income from continuing operations before cumulative effect of change in accounting principle	179,840	112,149	72,777

Discontinued operations:
Income from discontinued operations	1,148	14,942	21,134
Gain on sale of communities	97,411	195,287	121,287

Total discontinued operations	98,559	210,229	142,421

Income before cumulative effect of change in accounting principle	278,399	322,378	215,198
Cumulative effect of change in accounting principle	—	—	4,547

Net income	278,399	322,378	219,745
Dividends attributable to preferred stock	(8,700)	(8,700)	(8,700)

Net income available to common stockholders	$269,699	$313,678	$211,045

Other comprehensive income:
Unrealized gain on cash flow hedges	891	2,626	1,116

Comprehensive income	$270,590	$316,304	$212,161

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$2.31	$1.42	$0.96
Discontinued operations	1.33	2.88	1.99

Net income available to common stockholders	$3.64	$4.30	$2.95

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$2.27	$1.40	$0.96
Discontinued operations	1.30	2.81	1.96

Net income available to common stockholders	$3.57	$4.21	$2.92

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

						Accumulated	Accumulated
	Shares issued				Additional	earnings	other	Total
	Preferred	Common	Preferred	Common	paid-in	less	comprehensive	stockholders’
	stock	stock	stock	stock	capital	dividends	loss	equity

Balance at December 31, 2003	4,000,000	70,937,526	$40	$709	$2,316,773	$2,024	$(8,212)	$2,311,334

Net income	—	—	—	—	—	219,745	—	219,745
Unrealized gain on cash flow hedges	—	—	—	—	—	—	1,116	1,116
Dividends declared to common and preferred stockholders	—	—	—	—	—	(210,338)	—	(210,338)
Issuance of common stock	—	1,644,550	—	17	59,147	(662)	—	58,502
Amortization of deferred compensation	—	—	—	—	4,932	—	—	4,932

Balance at December 31, 2004	4,000,000	72,582,076	40	726	2,380,852	10,769	(7,096)	2,385,291
Net income	—	—	—	—	—	322,378	—	322,378
Unrealized gain on cash flow hedges	—	—	—	—	—	—	2,626	2,626
Dividends declared to common and preferred stockholders	—	—	—	—	—	(216,982)	—	(216,982)
Issuance of common stock	—	1,080,972	—	11	40,378	(377)	—	40,012
Amortization of deferred compensation	—	—	—	—	8,338	—	—	8,338

Balance at December 31, 2005	4,000,000	73,663,048	40	737	2,429,568	115,788	(4,470)	2,541,663

Net income	—	—	—	—	—	278,399	—	278,399
Unrealized gain on cash flow hedges	—	—	—	—	—	—	891	891
Dividends declared to common and preferred stockholders	—	—	—	—	—	(241,155)	—	(241,155)
Issuance of common stock	—	1,005,324	—	10	38,839	(1,318)	—	37,531
Amortization of deferred compensation	—	—	—	—	14,109	—	—	14,109

Balance at December 31, 2006	4,000,000	74,668,372	$40	$747	$2,482,516	$151,714	$(3,579)	$2,631,438

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12-31-06	12-31-05	12-31-04
Cash flows from operating activities:
Net income	$278,399	$322,378	$219,745
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	162,896	158,822	151,991
Depreciation expense from discontinued operations	—	3,241	10,676
Amortization of deferred financing costs and debt premium/discount	4,474	4,022	3,962
Amortization of deferred compensation	10,095	4,292	2,593
Income allocated to minority interest in consolidated partnerships	573	1,481	187
Income allocated to venture partner interest in profit-sharing	—	—	1,178
Equity in income of unconsolidated entities, net of eliminations	(6,480)	(6,565)	(1,100)
Return on investment of unconsolidated entities	298	330	43
Gain on sale of real estate assets	(110,930)	(199,766)	(122,425)
Cumulative effect of change in accounting principle	—	—	(4,547)
Increase in cash in operating escrows	(844)	(4,344)	(1,451)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	(2,197)	8,547	(10,589)
Increase in accrued expenses, other liabilities and accrued interest payable	15,659	13,810	25,354

Net cash provided by operating activities	351,943	306,248	275,617

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(735,167)	(382,871)	(355,938)
Acquisition of real estate assets, including partner equity interest	(74,924)	(57,415)	(128,238)
Capital expenditures — existing real estate assets	(21,289)	(17,570)	(12,984)
Capital expenditures — non-real estate assets	(957)	(1,520)	(860)
Proceeds from sale of real estate and technology investments, including reimbursement for Fund communities, net of selling costs	272,223	469,292	219,649
Increase (decrease) in payables for construction	34,542	5,198	(3,962)
Decrease (increase) in cash in construction escrows	19,572	(21,784)	201
Repayment of participating mortgage note, including interest and prepayment premium	—	—	34,846
Increase in investments in unconsolidated real estate entities	(5,371)	(13,091)	(4,397)

Net cash used in investing activities	(511,371)	(19,761)	(251,683)

Cash flows from financing activities:
Issuance of common stock	26,551	36,611	54,031
Dividends paid	(234,958)	(215,391)	(209,095)
Net borrowings (repayments) under unsecured credit facility	(66,800)	(35,200)	50,900
Issuance of mortgage notes payable and draws on construction loans	113,849	26,269	105,843
Repayments of mortgage notes payable	(6,827)	(41,932)	(40,270)
Issuance (repayment) of unsecured notes	343,743	(50,000)	25,000
Payment of deferred financing costs	(12,698)	(1,292)	(9,318)
Redemption of units for cash by minority partners	(80)	(50)	(1,691)
Distributions to DownREIT partnership unitholders	(392)	(1,194)	(1,425)
Distributions to joint venture and profit-sharing partners	(108)	(114)	(3,446)

Net cash provided by (used in) financing activities	162,280	(282,293)	(29,471)

Net increase (decrease) in cash and cash equivalents	2,852	4,194	(5,537)

Cash and cash equivalents, beginning of year	5,715	1,521	7,058

Cash and cash equivalents, end of year	$8,567	$5,715	$1,521

Cash paid during year for interest, net of amount capitalized	$102,640	$121,526	$124,895

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the year ended December 31, 2006:

•	As described in Note 4, “Stockholders’ Equity,” 122,172 shares of common stock valued at $12,568 were issued in connection with stock grants, 2,306 shares valued at $256 were issued through the Company’s dividend reinvestment plan, 47,411 shares valued at $3,449 were withheld to satisfy employees’ tax withholding and other liabilities and 5,910 shares valued at $193 were forfeited, for a net value of $9,182. In addition, the Company granted 849,769 options for common stock, net of forfeitures, at a value of $9,946.
•	308,345 units of limited partnership, valued at $14,166, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.
•	The Company issued $187,300 of variable rate tax-exempt debt, of which $107,451 in proceeds were not received, but placed in an escrow until requisitioned for construction funding.
•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $891 to adjust the Company’s Hedged Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.
•	Common and preferred dividends declared but not paid totaled $60,417.

During the year ended December 31, 2005:

•	165,790 shares of common stock were issued in connection with stock grants, 1,295 shares were issued through the Company’s dividend reinvestment plan, 8,971 shares were issued to a member of the Board of Directors in fulfillment of a deferred stock award, 50,916 shares were withheld to satisfy employees’ tax withholding and other liabilities and 9,965 shares were forfeited, for a net value of $9,317. In addition, the Company granted 696,484 options for common stock, net of forfeitures, at a value of $4,521.
•	49,263 units of limited partnership, valued at $2,202, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.
•	The Company deconsolidated mortgage notes payable in the aggregate amount of $24,869 upon admittance of outside investors into the Fund (as defined in Note 6, “Investments in Unconsolidated Entities”).
•	The Company assumed fixed rate debt of $4,566 as part of the acquisition of an improved land parcel.
•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $2,626 to adjust the Company’s Hedging Derivatives to their fair value.
•	Common and preferred dividends declared but not paid totaled $54,476.

During the year ended December 31, 2004:

•	147,517 shares of common stock were issued in connection with stock grants, 78,509 shares were issued in connection with non-cash stock option exercises, 1,545 shares were issued through the Company’s dividend reinvestment plan, 75,515 shares were withheld to satisfy employees’ tax withholding and other liabilities and 3,012 shares were forfeited, for a net value of $6,138. In addition, the Company granted 465,232 options for common stock, net of forfeitures, at a value of $2,081.
•	104,160 units of limited partnership, valued at $4,035, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.
•	The Company sold two communities with mortgage notes payable of $28,335 in the aggregate, that were assumed by the respective buyers as part of the total sales price.
•	The Company assumed fixed rate debt of $8,155 in connection with the acquisition of a community and $20,141 in connection with the acquisition of three improved land parcels.
•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $1,116 to adjust the Company’s Hedged Derivatives to their fair value.
•	Common and preferred dividends declared but not paid totaled $52,982.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Organization and Significant Accounting Policies
Organization
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (“the Code”), as amended. The Company focuses on the ownership and operation of apartment communities in high barrier-to-entry markets of the United States. These markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the country.
At December 31, 2006, the Company owned or held a direct or indirect ownership interest in 150 operating apartment communities containing 43,141 apartment homes in ten states and the District of Columbia, of which six communities containing 2,381 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 17 communities under construction that are expected to contain an aggregate of 5,153 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 54 communities that, if developed in the manner expected, will contain an estimated 14,185 apartment homes.
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
The Company assesses consolidation of variable interest entities under the guidance of FIN 46(R). The Company accounts for joint venture entities and subsidiary partnerships, including those structured as DownREITs, that are not variable interest entities, in accordance with EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures”, Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and EITF Topic D-46, “Accounting for Limited Partnership Investments.” The Company uses EITF Issue No. 04-5 to evaluate the partnership of each joint venture entity and determine whether control over the partnership, as defined by the EITF, lies with the general partner, or the limited partners, when the limited partners have certain rights. The general partner in a limited partnership is presumed to control that limited partnership, unless that presumption is overcome by the limited partners having either: (i) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve the limited partnership or otherwise remove the general partner without cause; or (ii) substantive participating rights. If the Company is the general partner and has control over the partnership, or if the Company’s limited partnership ownership includes the ability to dissolve the partnership, or has substantive participating rights, as discussed above, the Company consolidates the investments.

If the Company is not the general partner, or the Company’s partnership interest does not contain either of the above terms which overcome the presumption of control in a limited partnership residing with the general partner, the Company then looks to the guidance in SOP 78-9, APB 18 and EITF D-46 to determine the accounting framework to apply. The Company generally uses the equity method to account for these investments unless our ownership interest is so minor that we have virtually no influence over the partnership operating and financial policies. Investments in which the Company has little or no influence are accounted for using the cost method.
In each of the partnerships structured as DownREITs, either the Company or one of the Company’s wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the Company’s current common stock dividend per share. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of the Company’s common stock. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the company’s common stock.
In conjunction with the acquisition and development of investments in unconsolidated entities, the Company may incur costs in excess of its equity in the underlying assets. These costs are capitalized and depreciated over the life of the underlying assets to the extent that the Company expects to recover these costs.
If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. During the year ended December 31, 2004, the Company recorded an impairment loss of $1,002 related to a technology investment, which is included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the years ended December 31, 2006 or 2005.
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
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expenses costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits, disposition pursuits and technology investments, in the amounts of $2,115 in 2006, $816 in 2005 and $1,726 in 2004. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
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
In connection with the acquisition of an operating community, the Company performs a valuation and allocation to each asset and liability acquired in such transaction, based on their estimated fair values at the date of acquisition in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, such as in-place leases, is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets and amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents.
Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.
It is the Company’s policy to perform a quarterly qualitative analysis to determine if there are changes in circumstances that suggest the carrying value of a long lived asset may not be recoverable. If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company compares the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company has not recognized an impairment loss on any of its operating communities during the years ended December 31, 2006, 2005 or 2004.
Income Taxes
The Company elected to be taxed as a REIT under the Code, as amended, for the year ended December 31, 1994 and has not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income if it distributes 100% of the taxable income over the time period allowed under the Code to its stockholders.

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
The following reconciles net income available to common stockholders to taxable net income for the years ended December 31, 2006, 2005 and 2004 (unaudited):

	2006	2005	2004
	Estimate	Actual	Actual

Net income available to common stockholders	$269,699	$313,678	$211,045
Dividends attributable to preferred stock, not deductible for tax	8,700	8,700	8,700
GAAP gain on sale of communities less than tax gain	7,326	9,345	8,305
Depreciation/Amortization timing differences on real estate	(24,917)	(14,736)	(3,793)
Tax compensation expense in excess of GAAP	(20,968)	(18,969)	(19,758)
Other adjustments	5,135	(2,254)	(9,835)

Taxable net income	$244,975	$295,764	$194,664

The following summarizes the tax components of the Company’s common and preferred dividends declared for the years ended December 31, 2006, 2005 and 2004 (unaudited):

	2006	2005	2004

Ordinary income	48%	9%	39%
15% capital gain	43%	77%	51%
Unrecaptured §1250 gain	9%	14%	10%
Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $16,179 at December 31, 2006 and was $16,074 at December 31, 2005.
Cash, Cash Equivalents and Cash in Escrow
Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Cash in escrow consists primary of construction financing proceeds that is restricted for use in the construction of a specific community. The majority of the Company’s cash, cash equivalents and cash in escrows are held at major commercial banks.
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as cash flow hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” This statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met.

For cash flow hedge relationships, changes in the fair value of the derivative instrument that are deemed effective at offsetting the risk being hedged are reported in other comprehensive income. For cash flow hedges where the cumulative changes in the fair value of the derivative exceed the cumulative changes in fair value of the hedged item, the ineffective portion is recognized in current period earnings. As of December 31, 2006 and December 31, 2005, the Company had approximately $262,000 and $233,000, respectively, in variable rate debt subject to cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities” for further discussion of derivative financial instruments.
Comprehensive Income
Comprehensive income, as reflected on the Consolidated Statements of Operations and Other Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive loss as reflected on the Consolidated Statements of Stockholders’ Equity, reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
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

	For the year ended
	12-31-06	12-31-05	12-31-04
Basic and diluted shares outstanding
Weighted average common shares — basic	74,125,795	72,952,492	71,564,202
Weighted average DownREIT units outstanding	172,255	474,440	573,529
Effect of dilutive securities	1,288,848	1,332,386	1,217,225

Weighted average common shares — diluted	75,586,898	74,759,318	73,354,956

Calculation of Earnings per Share — basic
Net income available to common stockholders	$269,699	$313,678	$211,045

Weighted average common shares — basic	74,125,795	72,952,492	71,564,202

Earnings per common share — basic	$3.64	$4.30	$2.95

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$269,699	$313,678	$211,045
Add: Minority interest of DownREIT unitholders
in consolidated partnerships, including discontinued operations	391	1,363	3,048

Adjusted net income available to common stockholders	$270,090	$315,041	$214,093

Weighted average common shares — diluted	75,586,898	74,759,318	73,354,956

Earnings per common share — diluted	$3.57	$4.21	$2.92

Certain options to purchase shares of common stock in the amounts of 3,000 were outstanding during the year ended December 31, 2006, but were not included in the computation of diluted earnings per share because in applying the treasury stock method under the provisions of SFAS 123(R), as discussed below, such options are anti-dilutive. Employee options to purchase shares of common stock of 4,500 and 6,000 were outstanding during the years ended December 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.

Stock-Based Compensation
Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over a three-year period. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the year ended 2006 is the same as the cost that would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. However, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the years ended December 31, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards granted since the original effective date of SFAS 123. If the fair value based method had been applied to all outstanding and unvested awards in the years ended December 31, 2005 and 2004, net income would have been $112 and $967 lower for the years ended December 31, 2005 and 2004, respectively. There would not have been any material impact on earnings per common share – diluted for the years ended December 31, 2005 and 2004.
The Company adopted the provisions of SFAS 123(R), “Share Based Payment,” using the modified prospective transition method on January 1, 2006. The adoption of SFAS 123(R) did not have a material impact on the Company’s financial position or results of operations. However, the adoption of SFAS 123(R) changed the service period for, and timing of, the recognition of compensation cost related to retirement eligibility, which will generally result in accelerated expense recognition by the Company for its stock based compensation programs. For the years ended December 31, 2005 and 2004, the Company recorded compensation cost over the vesting period, regardless of eligibility for retirement (see Note 8, “Commitments and Contingencies,” for a discussion of the Company’s retirement plan). If the Company had recorded compensation cost based on retirement eligibility, the increase to compensation cost during the years ended December 31, 2005 and 2004 would not have been material.
Under the provisions of SFAS 123(R), the Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. Prior to the adoption of SFAS 123(R), option forfeitures were recognized as they occurred. The forfeiture rate at December 31, 2006 was 1.9%. The application of estimated forfeitures did not materially impact compensation expense for the year ended December 31, 2006.
Variable Interest Entities under FIN 46(R)
The Company adopted the final provisions of FIN 46(R) as of January 1, 2004, which resulted in the consolidation of one entity during 2004 from which the Company held a participating mortgage note. As a result, the Company recognized a cumulative effect of change in accounting principle in January 2004 in the amount of $4,547, which increased earnings per common share – diluted by $0.06. The Company did not hold an equity interest in this entity, and therefore 100% of the entity’s net income or loss was recognized by the Company as minority interest in consolidated partnerships on the Consolidated Statements of Operations and Other Comprehensive Income. In October 2004, the Company received payment in full of the outstanding mortgage note. Upon note repayment, the Company did not continue to hold a variable interest in this entity and therefore the Company discontinued consolidating the entity under the provisions of FIN 46(R). Related interest income in the year ended December 31, 2004 has been eliminated in consolidation.

Assets Held for Sale & Discontinued Operations
The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which requires that the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, be presented separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s Consolidated Statements of Operations and Other Comprehensive Income. Held for sale and discontinued operations classifications are provided in both the current and prior years presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded. For those assets qualifying for classification as discontinued operations, the community specific components of net income presented as discontinued operations include net operating income, minority interest expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations under SFAS 144, the Company reclassified the results of operations to discontinued operations in accordance with SFAS 144. Subsequent to the reclassification to discontinued operations, the impact of assets classified as discontinued operations on the statements of operations and other comprehensive income will include depreciation. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the Company’s financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which standardizes the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 157 will have any material impact on its financial position or results of operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to amounts in prior years’ financial statements to conform to current year presentations.

2. Interest Capitalized
The Company capitalized interest during the development and redevelopment of real estate assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest associated with communities under development or redevelopment totaled $46,388 for 2006, $25,284 for 2005 and $20,566 for 2004.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of December 31, 2006 and December 31, 2005 are summarized below. The following amounts and discussion do not include the construction loan payable related to a community classified as held for sale as of December 31, 2006 (see Note 7, “Real Estate Disposition Activities”).

	12-31-06	12-31-05
Fixed rate unsecured notes (1)	$2,153,078	$1,809,182
Fixed rate mortgage notes payable — conventional and tax-exempt	234,272	239,025
Variable rate mortgage notes payable — conventional and tax-exempt	438,236	219,010

Total notes payable and unsecured notes	2,825,586	2,267,217
Variable rate unsecured credit facility	—	66,800

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,825,586	$2,334,017

(1)	Balances at December 31, 2006 and December 31, 2005 include $2,922 and $818 of debt discount, respectively.
The following debt activity occurred during the year ended December 31, 2006:
•	The Company issued $34,000 of variable rate mortgage debt maturing in March 2011;
•	The Company issued $93,800 of variable rate tax-exempt debt maturing in November 2037;
•	The Company issued $48,500 of variable rate tax-exempt debt maturing in November 2039;
•	The Company issued $45,000 of variable rate tax-exempt debt maturing in July 2040;
•	The Company repaid $150,000 of unsecured notes with an annual interest rate of 6.8%, pursuant to their scheduled maturity; and
•	The Company issued a total of $500,000 of unsecured notes a shelf registration statement. The offering consisted of two separate tranches in the aggregate principal amount of $250,000 each, with effective interest rates of 5.586% and 5.820%, maturing in January 2012 and September 2016, respectively.
In the aggregate, secured notes payable mature at various dates from October 2008 through April 2043 and are secured by certain apartment communities and improved land parcels (with a net carrying value of $954,612 as of December 31, 2006). As of December 31, 2006, the Company has guaranteed approximately $67,395 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.8% at December 31, 2006 and December 31, 2005. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed on the following page), including the effect of certain financing related fees, was 5.8% at December 31, 2006 and 5.5% at December 31, 2005.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2006 are as follows:

			Unsecured	Stated
	Secured notes	Secured notes	notes	interest rate of
Year	payments	maturities	maturities	unsecured notes
2007	$8,521	$—	$110,000	6.875%
			150,000	5.000%
2008	8,718	4,368	50,000	6.625%
			146,000	8.250%
2009	7,831	73,793	150,000	7.500%
2010	6,354	28,989	200,000	7.500%
2011	5,303	35,910	300,000	6.625%
			50,000	6.625%
2012	4,601	12,166	250,000	6.125%
			250,000	5.500%
2013	4,728	—	100,000	4.950%
2014	3,748	34,450	150,000	5.375%
2015	5,499	—	—	—
2016	5,926	—	250,000	5.750%
Thereafter	144,364	277,239	—	—

	$205,593	$466,915	$2,156,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.
The Company has entered into a $650,000 revolving variable rate unsecured credit facility with a syndicate of commercial banks. JPMorgan Chase Bank, Wachovia Bank, N.A. and Bank of America, N.A. led the syndication effort in varying capacities. There were no amounts outstanding under the current facility and $38,713 outstanding in letters of credit on December 31, 2006. The Company had $66,800 outstanding under the prior credit facility and $40,154 in letters of credit on December 31, 2005. Under the terms of the credit facility, the Company may elect to increase the facility up to $1,000,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $813, which is subject to increase in the event that the amount available on the facility is increased. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum. The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on credit conditions. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $422,500. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company had no amounts outstanding under this competitive bid option as of December 31, 2006. The Company is subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.

4. Stockholders’ Equity
As of both December 31, 2006 and 2005, the Company had authorized for issuance 140,000,000 and 50,000,000 shares of common and preferred stock, respectively. As of December 31, 2006, the Company has the following series of redeemable preferred stock outstanding at a stated value of $100,000. This series has no stated maturity and is not subject to any sinking fund or mandatory redemptions.

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	December 31, 2006	quarterly	rate	preference	prior to

H	4,000,000	March, June, September, December	8.70%	$25.00	October 15, 2008
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
During the year ended December 31, 2006, the Company:
(i)	issued 614,692 shares of common stock in connection with stock options exercised;
(ii)	issued 308,345 shares of common stock to acquire an equal number of DownREIT limited partnership units;
(iii)	issued 2,306 shares through the Company’s dividend reinvestment plan;
(iv)	issued 122,172 common shares in connection with stock grants;
(v)	issued 10,830 shares of common stock in connection with its employee stock purchase plan;
(vi)	had 5,910 shares of restricted stock forfeited; and
(vii)	withheld 47,111 shares to satisfy employees’ tax withholding and other liabilities.
In addition, the Company granted 867,113 options for common stock to employees. As required under SFAS No. 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during the year ended December 31, 2006 is not reflected on the Company’s Consolidated Balance Sheet as of December 31, 2006 or on the Consolidated Statements of Stockholders’ Equity, and will not be reflected until earned as compensation cost.
Dividends per common share were $3.12 for the year ended December 31, 2006, $2.84 for year ended December 31, 2005, and $2.80 for the year ended December 31, 2004. The average dividend for all non-redeemed preferred shares during 2006, 2005 and 2004 was $2.18 per share. No preferred shares were redeemed in 2006, 2005 or 2004.
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

5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt (collectively, the “Hedged Debt”). The Company has not entered into any interest rate hedge agreements for its conventional unsecured debt and does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at December 31, 2006 (dollars in thousands):

	Interest	Interest
	Rate Caps	Rate Swaps
Notional balance	$196,500	$65,759
Weighted average interest rate (1)	5.7%	6.3%
Weighted average capped interest rate	7.7%	n/a
Earliest maturity date	Mar-07	Aug-07
Latest maturity date	Apr-11	Jul-10
Estimated liability fair value	$(78)	$(3,084)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
The Company has determined that its Hedging Derivatives qualify as effective cash flow hedges under SFAS No. 133, resulting in the Company recording the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives to their fair value, the Company recorded unrealized gains in other comprehensive income of $891, $2,626 and $1,116 during the years ended December 31, 2006, 2005 and 2004, respectively. These amounts will be reclassified into earnings in conjunction with the periodic adjustment of the floating rates on the Hedged Debt, in interest expense, net. The amount reclassified into earnings in 2006, as well as the estimated amount included in accumulated other comprehensive income as of December 31, 2006, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material.
The Company assesses both at inception and on an on-going basis, the effectiveness of qualifying cash flow hedges. Hedge ineffectiveness, reported as a component of General and Administrative expenses, did not have a material impact on earnings of the Company for any prior period, and the Company does not anticipate that it will have a material effect in the future. The fair values of the Hedging Derivatives are included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.
Derivative financial instruments expose the Company to credit risk in the event of nonperformance by the counterparties under the terms of the Hedging Derivatives. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote.
6. Investments in Unconsolidated Entities
Investments in Unconsolidated Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46(R) in accordance with EITF Issue No. 04-5, SOP 78-9 and APB 18, and EITF Topic D-46.
During 2006, the Company engaged in the following transactions impacting our investments in unconsolidated real estate entities.
•	Town Run Associates — In the fourth quarter of 2006, the Company purchased its partner’s interest in Avalon Run for $58,500. Town Run Associates was formed as a general partnership in November 1994 to develop, own and operate Avalon Run, a 426 apartment-home community located in Lawrenceville, New Jersey. Avalon Run is currently a wholly-owned community and has since been consolidated for financial reporting purposes.

•	Avalon Terrace, LLC — In December 2006, the Company and its joint venture partner sold Avalon Bedford to an unrelated third party for a sales price of $79,100. The Company’s share of the gain calculated in accordance with GAAP was $6,609 and is included in equity income of unconsolidated entities on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. The Company acquired Avalon Bedford, a 368 apartment-home community located in Stamford, Connecticut in December 1998. In May 2000, the Company transferred Avalon Bedford to Avalon Terrace, LLC and subsequently admitted a joint venture partner, while retaining a 25% ownership interest in this limited liability company for an investment of $5,394 and a right to 50% of cash flow distributions after achievement of a threshold return.
As of December 31, 2006, the Company had investments in the following real estate entities:
•	Town Grove, LLC — The limited liability corporation was formed in December 1997 to develop, own and operate Avalon Grove, a 402 apartment-home community located in Stamford, Connecticut. Since formation of this venture, the Company has invested $12,600, and following a preferred return on all contributed equity (which was achieved in 2006), has a 50% ownership and a 50% cash flow and residual economic interest. The Company is responsible for the day-to-day operations of the Avalon Grove community and is the management agent subject to the terms of a management agreement. The development of Avalon Grove was funded through contributions from the Company and the other venture partner, and therefore Avalon Grove is not subject to any outstanding debt as of December 31, 2006. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.

•	Arna Valley View LP — In connection with the municipal approval process for the development of a consolidated community, the Company agreed to participate in the formation of a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community located in Arlington, Virginia. This community has affordable rents for 100% of apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community. A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. As of December 31, 2006, Arna Valley View has $5,793 of variable rate, tax-exempt bonds outstanding, which mature in June 2032. In addition, Arna Valley View has $4,834 of 4% fixed rate county bonds outstanding that mature in December 2030. Arna Valley View’s debt is neither guaranteed by, nor recoursed to the Company. Due to the Company’s limited ownership in this venture and the terms of the management agreement regarding the rights of the limited partners, it is accounted for using the cost method.

•	CVP I, LLC – In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place, a 361 apartment-home community located in New York, New York, for which construction was completed in late 2005. The Company has contributed $6,270 to this joint venture and holds a 20% equity interest (with a right to 50% of distributions after achievement of a threshold return, which was not achieved in 2006). The Company is the managing member of CVP I, LLC, however property management services at the community are performed by an unrelated third party. In connection with the construction management services that the Company provided to CVP I, LLC during the development of Avalon Chrystie Place, the Company provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to the construction financing. Upon completion of the construction of Avalon Chrystie Place in 2006, the Company was released from all obligations associated with this guarantee.

As of December 31, 2006, CVP I, LLC has tax-exempt variable rate bonds in the amount of $117,000 outstanding, which have a permanent credit enhancement and mature in February 2036. The Company has guaranteed, under limited circumstance, the repayment to the credit enhancer of any advance in fulfillment of CVP I, LLC’s repayment obligations under the bonds. The Company has also guaranteed the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project overall once tenant improvements related to a retail tenant are complete, which is expected in 2007.

The Company’s 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The Company does not currently expect to incur any liability under either of these guarantees. The estimated fair value of, and the Company’s obligation under these guarantees, both at inception and as of December 31, 2006 were not significant. As a result, the Company has not recorded any obligation associated with these guarantees at December 31, 2006. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.

•	Avalon Del Rey Apartments, LLC - In March 2004, the Company entered into an agreement with an unrelated third party which provided that, upon construction completion, Avalon Del Rey would be owned and operated by a joint venture between the Company and the third party. Avalon Del Rey is a 309 apartment-home community located in Los Angeles, California. Construction for Avalon Del Rey was completed during the third quarter of 2006. During the fourth quarter of 2006, the third-party venture partner invested $49,000 and was granted a 70% ownership interest in the venture, with the Company retaining a 30% equity interest (see Note 7, “Real Estate Disposition Activities”). The Company will continue to be responsible for the day-to-day operations of the community and will be the management agent subject to the terms of a management agreement. Avalon Del Rey Apartments, LLC has a variable rate $50,000 secured construction loan, of which $40,845 is outstanding as of December 31, 2006 and which matures in September 2007. In conjunction with the construction management services that the Company provided to Avalon Del Rey Apartments, LLC, the Company has provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to construction financing. The obligation of the Company under this guarantee will terminate following satisfaction of the lender’s standard completion requirements, which the Company expects to occur in 2007.

In conjunction with the admittance of the joint venture partner to the LLC, the Company provided the third-party investor an operating guarantee. This guarantee, which extends for one year, provides that if the one-year return for the initial year of the joint venture partner’s investment is less than a threshold return of 7% on its initial equity investment, that the Company will pay the joint venture partner an amount equal to the shortfall, up to the 7% threshold return required. The maximum exposure of this guarantee is approximately $3,400. As of December 31, 2006, the cash flows and return on investment for Avalon Del Rey are expected to meet and exceed the initial year threshold return required by our joint venture partner. As a result, the Company’s obligation under this guarantee is insignificant, and the Company has therefore not recorded any liability associated with this guarantee as of December 31, 2006.

The sale of the 70% ownership interest is being accounted for under the deposit method of accounting pursuant to SFAS 66, with the recognition of the sale deferred until the Company is relieved of its obligation under the operating guarantee. Accordingly, the Company continues to consolidate this community for financial reporting purposes, reporting the joint venture partner’s interest in the net assets of the LLC as a component of accrued expenses and other liabilities, and recognizing the joint venture partner’s interest in the operating results of the LLC as a component of minority interest in consolidated partnerships.

•	Juanita Construction, Inc. - In April 2004, a taxable REIT subsidiary of the Company entered into an agreement to develop Avalon at Juanita Village, a 211 apartment-home community located in Kirkland, Washington, for which construction was completed in late 2005. Avalon at Juanita Village was developed through Juanita Construction, Inc., a wholly-owned taxable REIT subsidiary and was sold to a joint venture in the first quarter of 2006, at which point, the subsidiary was reimbursed for all the costs of construction and retained a promoted residual interest in the profits of the joint venture. The third party joint venture partner received a 100% equity interest in the joint venture and will control the joint venture. The Company was engaged to manage the community for a property management fee. This community is unconsolidated for financial reporting purposes effective with the sale to the joint venture.

•	MVP I, LLC – In December 2004, the Company entered into a joint venture agreement with an unrelated third party for the development of Avalon at Mission Bay North II. Construction for Avalon at Mission Bay North II, a 313 apartment-home community located in San Francisco, California, was completed in December 2006. The Company has contributed $5,902 to this venture and holds a 25% equity interest. The Company will be responsible for the day-to-day operations of the community and will be the management agent subject to the terms of a management agreement.

MVP I, LLC has a variable rate $94,400 secured construction loan, of which $76,739 is outstanding as of December 31, 2006 and which matures in September 2010, assuming exercise of two one-year extensions. In conjunction with the construction management services that the Company provided to MVP I, LLC, the Company has provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to construction financing. Under the terms of the guarantee, in the event of default, the Company would be required to make payment for any excess cost to complete construction over remaining unused loan proceeds. The obligation of the Company under this guarantee will terminate once all of the lender’s standard completion requirements have been satisfied, which the Company expects to occur in 2007. The estimated fair value of, and the Company’s obligation under this guarantee, both at inception and as of December 31, 2006 was not significant and therefore no liability for this guarantee has been recorded by the Company at December 31, 2006. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.

•	AvalonBay Value Added Fund, L.P. (the “Fund”) – In March 2005, the Company admitted outside investors into the Fund, a private, discretionary investment vehicle, which will acquire and operate communities in the Company’s markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the principal vehicle through which the Company will acquire apartment communities, subject to certain exceptions. The Fund has nine institutional investors, including the Company, and a combined equity capital commitment of $330,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000 to the Fund and the Fund REIT, representing a 15.2% combined general partner and limited partner equity interest, with $22,944 of this commitment funded as of December 31, 2006. Under the Fund documents, the Fund has the ability to employ leverage of up to 65% on a portfolio basis, which, if achieved, would enable the Fund to invest up to approximately $940,000. Upon the admittance of the outside investors, the Fund held four communities, containing a total of 879 apartment homes with an aggregate gross real estate value of $112,852, that were acquired in 2004. Prior to the admittance of outside investors, the Fund was directly or indirectly wholly-owned by the Company, and therefore the revenues and expenses, and assets and liabilities of these four communities were consolidated in the Company’s results of operations and financial position. However, upon admittance of the outside investors in March 2005, the Company deconsolidated the revenue and expenses, and assets and liabilities of these four communities and accounts for its 15.2% equity interest in the Fund under the equity method of accounting. The Company received net proceeds of $87,948 as reimbursement for acquiring and warehousing these communities. The Company receives asset management fees, property management fees and redevelopment fees, as well as a promoted interest if certain thresholds are met (which were not achieved in 2006).

As of December 31, 2006, the Fund owns the following 13 communities, subject to certain mortgage debt. In addition, as of December 31, 2006, the Fund has $57,400 outstanding under its variable rate credit facility, which matures in January 2008. The Company has not guaranteed any of the Fund debt, nor does it have any obligation to fund this debt should the Fund be unable to do so.
•	Avalon at Redondo Beach, a 105 apartment-home community located in Los Angeles, California. As of December 31, 2006, Avalon at Redondo Beach has $16,765 in 4.8% fixed rate debt outstanding, which matures in October 2011;

•	Avalon Lakeside, a 204 apartment-home community located in Chicago, Illinois. As of December 31, 2006, Avalon Lakeside has no debt outstanding;

•	Avalon Columbia, a 170 apartment-home community located in Baltimore, Maryland. As of December 31, 2006, Avalon Columbia has $16,575 in 5.3% fixed rate debt outstanding, which matures in April 2012;

•	Avalon Redmond, a 400 apartment-home community located in Seattle, Washington. As of December 31, 2006, Avalon Redmond has $31,500 in 5.0% fixed rate debt outstanding, which matures in July 2012;

•	Avalon at Poplar Creek, a 196 apartment-home community located in Chicago, Illinois. As of December 31, 2006, Avalon at Poplar Creek has $16,500 in 4.8% fixed rate debt outstanding, which matures in October 2012;

•	Fuller Martel, an 82 apartment-home community located in Los Angeles, California. As of December 31, 2006, Fuller Martel has $11,500 in 5.4% fixed rate debt outstanding, which matures in February 2014;

•	Civic Center Place, a 192 apartment-home community located in Norwalk, California. As of December 31, 2006, Civic Center Place has $23,806 in 5.3% fixed rate debt outstanding, which matures in August 2013;

•	Paseo Park, a 134 apartment-home community located in Fremont, California. As of December 31, 2006, Paseo Park has $11,800 in 5.7% fixed rate debt outstanding, which matures in November 2013;

•	Aurora at Yerba Buena, a 160 apartment-home community located in San Francisco, California. As of December 31, 2006, Aurora at Yerba Buena has $41,500 in 5.9% fixed rate debt outstanding, which matures in March 2014;

•	Avalon at Aberdeen Station, a 290 apartment-home community located in Aberdeen, New Jersey. As of December 31, 2006, Avalon at Aberdeen Station has $34,456 in 5.7% fixed rate debt outstanding, which matures in September 2013;

•	The Springs, a 320 apartment-home community located in Corona, California. As of December 31, 2006, The Springs has $26,000 in 6.1% fixed rate debt outstanding, which matures in October 2014;

•	The Covington, a 256 apartment-home community located in Lombard, Illinois. As of December 31, 2006, The Covington has $17,243 in 5.4% fixed rate debt outstanding, which matures in January 2014; and

•	Cedar Valley, a 156 apartment-home community located in Columbia, Maryland. As of December 31, 2006, Cedar Valley has $12,000 in 6.3% variable rate debt outstanding, which matures in February 2007.
In addition, as part of the formation of the Fund, the Company has provided to one of the limited partners a guarantee. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $3,400 as of December 31, 2006). As of December 31, 2006, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under a liquidation scenario. The estimated fair value of, and the Company’s obligation under this guarantee, both at inception and as of December 31, 2006 was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2006.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	12-31-06	12-31-05
Assets:
Real estate, net	$707,227	$520,556
Other assets	55,716	40,485

Total assets	$762,943	$561,041

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$510,784	$332,760
Other liabilities	33,505	26,745
Partners’ capital	218,654	201,536

Total liabilities and partners’ capital	$762,943	$561,041

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented:

	For the year ended
	12-31-06	12-31-05	12-31-04
Rental income	$67,207	$35,826	$21,148
Operating and other expenses	(31,281)	(19,582)	(8,291)
Gain on Sale of Communities	26,661	—	—
Interest expense, net	(23,142)	(7,648)	(1,786)
Depreciation expense	(18,054)	(8,482)	(4,003)

Net income	$21,391	$114	$7,068

In March 2005, the Company purchased its joint venture partner’s 75% interest in AvalonBay Redevelopment, LLC, the limited liability company that owns Avalon on the Sound, which was developed through the joint venture in 2001. Prior to December 31, 2004, the Company had a repurchase option for Avalon on the Sound and accounted for its investment as a profit-sharing arrangement as required by SFAS No. 66, “Accounting for Sales of Real Estate.” The income allocated to the controlling partner is shown as venture partner interest in profit-sharing on the Company’s Consolidated Statements of Operations and Other Comprehensive Income for the year ended December 31, 2004. The repurchase option expired in December 2004, and therefore as of December 31, 2004 and for the three months ended March 31, 2005, the Company accounted for its 25% interest in Avalon on the Sound under the equity method of accounting. Due to the purchase of the remaining 75% equity interest, this entity was consolidated as of April 1, 2005.
In conjunction with the acquisition and development of the investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $7,491 at December 31, 2006 and $8,806 at December 31, 2005 of the respective investment balances.

Investments in Unconsolidated Non-Real Estate Entities
In February 2005, the Company sold its interest in a technology venture that was accounted for under the cost method. As a result of this transaction, the Company received net proceeds of approximately $6,700 and recognized a gain on the sale of this investment of $6,252, which is reflected in equity in income of unconsolidated entities on the accompanying Consolidated Statement of Operations and Other Comprehensive Income for the year ended December 31, 2005. Under the terms of the sale, certain proceeds were escrowed to secure the purchaser’s rights to indemnification. Any amounts not used for this purpose were distributed to the former investors in the venture in 2006. For the year ended December 31, 2006, the Company recognized $433 for the final installment of the gain on this sale upon release of this escrow.
The following is a summary of the Company’s equity in income of unconsolidated entities for the years presented:

	For the year ended
	12-31-06	12-31-05	12-31-04
Town Grove, LLC	$1,457	$1,286	$950
CVP I, LLC	(68)	(339)	—
Town Run Associates	298	266	43
Avalon Terrace, LLC	6,736	58	(28)
MVP I, LLC	(662)	(57)	—
AvalonBay Value Added Fund, L.P.	(799)	(341)	—
AvalonBay Redevelopment, LLC	—	73	—
Rent.com	433	6,252	135
Constellation Real Technologies	60	—	—
Total	$7,455	$7,198	$1,100
7. Real Estate Disposition Activities
During the year ended December 31, 2006, the Company sold four communities, containing a total of 1,036 apartment homes, including one community that was previously held by a joint venture entity (see Note 6, “Investments in Unconsolidated Entities”). These communities were sold for a gross sales price of approximately $261,850, resulting in net proceeds of $218,492 and a GAAP gain of $104,020. Details regarding the community asset sales are summarized in the following table:

		Period	Apartment		Gross sales	Net
Community Name	Location	of sale	homes	Debt	price	proceeds
Avalon Estates	Boston, MA	Q106	162	—	34,550	33,563
Avalon Cupertino	San Jose, CA	Q106	311	—	88,000	86,602
Avalon Corners	Stamford, CT	Q206	195	—	60,200	58,248
Avalon Bedford (1)	Stamford, CT	Q406	368	37,200	79,100	40,079

Total of all 2006 asset sales			1,036	$37,200	$261,850	$218,492

Total of all 2005 asset sales			1,305	$—	$351,450	$344,185

Total of all 2004 asset sales			1,360	$38,735	$241,050	$210,001

(1)	The Company held a 25% ownership interest and right to 50% of cash flow distributions after achievement of a threshold return for this community
As of December 31, 2006, the Company had one community, Avalon Del Rey, that qualified as held for sale under the provisions of SFAS No. 144. In 2006, the Company admitted a third-party partner into the joint venture entity that owns Avalon Del Rey (see Note 6, “Investments in Unconsolidated Entities”). However, due to the operating guarantee provided to the joint venture partner, the Company will account for its investment under the deposit method as required by SFAS No. 66, “Accounting for Sales of Real Estate.” As a result, the Company has classified the real estate assets (which are net of an impairment charge taken on the land in 2002, as well as accumulated depreciation recorded through December 31, 2006) and the related liabilities for Avalon Del Rey as held for sale, as separate captions in the accompanying Consolidated Balance Sheets. However, due to the continuing involvement of the Company through its 30% ownership interest and its role as the managing member in the venture, Avalon Del Rey has been and will continue to be reported as a component of continuing operations on the accompanying Consolidated Financial Statements.

Also, in accordance with the requirements of SFAS No. 144, the operations for any communities sold from January 1, 2004 through December 31, 2006 have been presented as discontinued operations in the accompanying Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.
The following is a summary of income from discontinued operations for the periods presented:

	For the year ended
	12-31-06	12-31-05	12-31-04
Rental income	$1,787	$26,867	$48,018
Operating and other expenses	(639)	(8,684)	(15,646)
Interest expense, net	—	—	(525)
Minority interest expense	—	—	(37)
Depreciation expense	—	(3,241)	(10,676)

Income from discontinued operations	$1,148	$14,942	$21,134

The Company’s Consolidated Balance Sheets include other assets (excluding net real estate) of $1,558 and $1,599, and other liabilities of $42,985 and $38,352 as of December 31, 2006 and December 31, 2005, respectively, relating to real estate assets sold or held for sale.
The Company sold three parcels of land, one located in Jersey City, New Jersey, one in Danvers, Massachusetts, and one in Bedford, Massachusetts, for an aggregate gross sales price of $19,635 and an aggregate GAAP gain of $13,519. The Company had gains on the Sales of land parcels of $4,479 in 2005, and $1,138 in 2004.
8. Commitments and Contingencies
Employment Agreements and Arrangements
As of December 31, 2006, the Company had employment agreements with four executive officers. The employment agreements provide for severance payments and generally provide for accelerated vesting of stock options and restricted stock in the event of a termination of employment (except for a termination by the Company with cause or a voluntary termination by the employee). The current terms of these agreements end on dates that vary between December 2007 and November 2008. The employment agreements provide for one-year automatic renewals (two years in the case of the Chief Executive Officer (“CEO”)) after the initial term unless an advance notice of non-renewal is provided by either party. Upon a notice of non-renewal by the Company, each of the officers may terminate his employment and receive a severance payment.

Upon a change in control, the agreements provide for an automatic extension of up to three years from the date of the change in control. The employment agreements provide for base salary and incentive compensation in the form of cash awards, stock options and stock grants subject to the discretion of, and attainment of performance goals established by the Compensation Committee of the Board of Directors.
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
The Company also has an Officer Severance Program (the “Program”) for the benefit of those officers of the Company who do not have employment agreements. Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause) within two years following a change in control (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to the sum of such officer’s base salary and cash bonus, as well as accelerated vesting of stock options and restricted stock. Costs related to the Company’s employment agreements and the Program are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” and therefore are recognized when considered by management to be probable and estimable.
Construction and Development Contingencies
In connection with the pursuit of a Development Right in Pleasant Hill, California, $125,000 in bond financing was issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the possible future construction of a multifamily rental community by PHVP I, LLC. The bond proceeds were immediately invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This Development Right is planned as a mixed-use development, with residential, for-sale, retail and office components. The bond proceeds will remain in the GIC until at least June 1, 2007, but no later than December 5, 2007, at which time a loan will be made to PHVP I, LLC to fund construction of the multifamily portion of the development, or the bonds will be redeemed by the Agency. Although the Company does not have any equity or economic interest in PHVP I, LLC at this time, the Company holds an option to make a capital contribution to PHVP I, LLC in exchange for a 99% general partner interest in the entity. Should the Company decide not to exercise this option, the bonds will be redeemed, and a loan will not be made to PHVP I, LLC. The bonds are payable from the proceeds of the GIC and are non-recourse to both PHVP I, LLC and to the Company. There is no loan payable outstanding by PHVP I, LLC as of December 31, 2006.
In addition, as part of providing construction management services to PHVP I, LLC for the construction of a public garage, the Company has provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. The Company’s obligations under this guarantee will terminate following construction completion of the garage once all of the lender’s standard completion requirements have been satisfied, which the Company currently expect to occur in 2008. In the third quarter of 2006, significant modifications were requested by the local transit authority to change the garage structure design. The Company does not believe that the requested design changes will impact the construction schedule. However, it is expected that these changes will increase the original budget by an amount up to $5,000. The Company believe that substantially all potential additional amounts are reimbursable from unrelated third parties. At this time, the Company does not believe that it is probable that it will incur any additional costs. The estimated fair value of, and the Company’s obligation under this guarantee, both at inception and as of December 31, 2006 was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2006.

Legal Contingencies
The Company is currently involved in litigation alleging that 100 communities currently or formerly owned by us violate the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit, Equal Rights Center v. AvalonBay Communities, Inc., was filed on September 23, 2005 in the federal district court in Maryland. The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief (such as modification of existing communities), an award of attorneys’ fees, expenses and costs of suit. The Company has filed a motion to dismiss all or parts of the suit, which has not been ruled on yet by the court. The Company cannot predict or determine the outcome of this lawsuit, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision.
During 2006, the Company determined that contaminated soil from imported fill was delivered to its Avalon Lyndhurst development site by third parties. The contaminants exceeded allowable levels for residential use under New Jersey state and local regulations. The remediation effort is substantially complete. The Company has estimated that the net cost associated with this remediation effort after considering insurance proceeds received to date, including costs associated with construction delays, is expected to be approximately $7,500. The Company is pursuing the recovery of these additional net costs through its insurance as well as from the third parties involved, but no assurance can be given as to the amount or timing of reimbursements to the Company. The Company is recording these incremental costs as they are incurred, and potential recoveries as they become certain or are received. Although the estimated costs to complete construction of this community exceed the original construction budget, the Company does not expect that, upon completion, there will be an impairment in value of this asset which would require a write down in the carrying value. The Company will continue to review this assessment based on changes in circumstances or market conditions.
In addition, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is expensed in the financial statements. While the resolution of these matters cannot be predicted with certainty, management currently believes the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company. However, if these matters are resolved unfavorably, they may have a material adverse effect on the Company’s financial position and results of operations.
Lease Obligations
The Company owns nine apartment communities which are located on land subject to land leases expiring between November 2028 and March 2142. In addition, the Company leases certain office space. These leases are accounted for as operating leases under SFAS No. 13, “Accounting for Leases.” These leases have varying escalation terms, and three of these leases have purchase options exercisable between 2006 and 2052. The Company incurred costs of $4,231, $4,486 and $4,399 in the years ended December 31, 2006, 2005 and 2004, respectively, related to these leases.
The following table details the future minimum lease payments under the Company’s current leases:

Payments due by period
2007	2008	2009	2010	2011	Thereafter

$8,045	$8,288	$8,123	$8,091	$8,065	$1,828,108
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
•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year ended December 31, 2006, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2005, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2006.
In addition, the Company owns land held for future development and has other corporate assets that are not allocated to an operating segment.
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use Net Operating Income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.
A reconciliation of NOI to net income for the years ended December 31, 2006, 2005 and 2004 is as follows:

	For the year ended
	12-31-06	12-31-05	12-31-04

Net income	$278,399	$322,378	$219,745
Indirect operating expenses, net of corporate income	28,809	26,675	26,612
Investments and investment management	7,033	4,834	4,690
Interest expense, net	111,046	127,099	131,103
General and administrative expense	24,767	25,761	18,074
Equity in income of unconsolidated entities	(7,455)	(7,198)	(1,100)
Minority interest in consolidated partnerships	573	1,481	150
Venture partner interest in profit-sharing	—	—	1,178
Depreciation expense	162,896	158,822	151,991
Cumulative effect of change in accounting principle	—	—	(4,547)
Gain on sale of real estate assets	(110,930)	(199,766)	(122,425)
Income from discontinued operations	(1,148)	(14,942)	(21,134)

Net operating income	$493,990	$445,144	$404,337

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The table on the following page provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the years ended December 31, 2006, 2005 and 2004 has been adjusted for the communities that were sold from January 1, 2004 through December 31, 2006 as described in Note 7, “Real Estate Disposition Activities.”

	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)
For the year ended December 31, 2006

Established
Northeast	$204,374	$137,379	5.1%	$1,263,190
Mid-Atlantic	100,462	72,033	12.5%	591,996
Midwest	11,478	7,121	7.4%	92,408
Pacific Northwest	33,103	21,819	13.0%	316,089
Northern California	153,151	107,135	11.6%	1,441,418
Southern California	57,632	41,572	9.1%	373,421

Total Established	560,200	387,059	9.1%	4,078,522

Other Stabilized	93,878	59,432	n/a	865,338
Development / Redevelopment	76,356	47,499	n/a	1,324,929
Land Held for Future Development	n/a	n/a	n/a	209,568
Non-allocated (2)	6,866	n/a	n/a	35,183

Total	$737,300	$493,990	10.9%	$6,513,540

For the year ended December 31, 2005

Established
Northeast	$167,636	$111,734	3.5%	$1,062,981
Mid-Atlantic	68,575	48,613	3.9%	387,801
Midwest	11,113	6,627	7.1%	91,755
Pacific Northwest	30,080	19,312	8.0%	315,331
Northern California	146,432	99,769	3.5%	1,489,363
Southern California	48,800	35,319	6.7%	331,315

Total Established	472,636	321,374	4.2%	3,678,546

Other Stabilized	77,552	50,621	n/a	653,399
Development / Redevelopment	116,144	73,149	n/a	1,158,482
Land Held for Future Development	n/a	n/a	n/a	179,739
Non-allocated (2)	4,348	n/a	n/a	30,741

Total	$670,680	$445,144	10.1%	$5,700,907

For the year ended December 31, 2004

Established
Northeast	$135,059	$89,547	(2.5%)	$722,482
Mid-Atlantic	51,390	36,316	(0.2%)	273,774
Midwest	10,734	6,188	6.8%	91,121
Pacific Northwest	28,836	17,874	1.1%	314,717
Northern California	126,196	87,067	(5.9%)	1,270,848
Southern California	56,124	39,634	1.8%	401,204

Total Established	408,339	276,626	(1.2%)	3,074,146

Other Stabilized	111,894	71,744	n/a	1,068,859
Development / Redevelopment	93,096	55,967	n/a	1,019,396
Land Held for Future Development	n/a	n/a	n/a	156,350
Non-allocated (2)	515	n/a	n/a	27,401

Total	$613,844	$404,337	9.7%	$5,346,152

(1)	Does not include gross real estate assets for discontinued operations of $65,075, $202,261 and $350,992 as of December 31, 2006, 2005 and 2004 respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

10. Stock-Based Compensation Plans
The Company has a stock incentive plan (the “1994 Plan”), which was amended and restated on December 8, 2004, and amended on February 9, 2006 and December 6, 2006. Individuals who are eligible to participate in the 1994 Plan include officers, other associates, outside directors and other key persons of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. The 1994 Plan authorizes (i) the grant of stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code, (ii) the grant of stock options that do not so qualify, (iii) grants of shares of restricted and unrestricted common stock, (iv) grants of deferred stock awards, (v) performance share awards entitling the recipient to acquire shares of common stock and (vi) dividend equivalent rights.
Shares of common stock of 1,791,861, 2,066,308 and 2,311,249 were available for future option or restricted stock grant awards under the 1994 Plan as of December 31, 2006, 2005 and 2004, respectively. Annually on January 1st, the maximum number available for issuance under the 1994 Plan is increased by between 0.48% and 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.
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
In connection with the Merger, the exercise prices and the number of options under the Avalon 1995 Incentive Plan and the Avalon 1993 Plan were adjusted to reflect the equivalent Bay shares and exercise prices based on the 0.7683 share conversion ratio used in the Merger. Officers, non-employee directors and associates with Avalon 1995 Incentive Plan or Avalon 1993 Plan options may exercise their adjusted number of options for the Company’s common stock at the adjusted exercise price. As of June 4, 1998, the date of the Merger, options and other awards ceased to be granted under the Avalon 1993 Plan or the Avalon 1995 Incentive Plan. Accordingly, there were no options to purchase shares of common stock available for grant under the Avalon 1995 Incentive Plan or the Avalon 1993 Plan at December 31, 2006, 2005 or 2004.

Information with respect to stock options granted under the 1994 Plan, the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:

		Weighted	Avalon 1995	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share

Options Outstanding, December 31, 2003	2,979,265	$39.57	473,962	$37.32
Exercised	(1,167,679)	39.06	(287,700)	37.05
Granted	545,809	50.71	—	—
Forfeited	(80,577)	43.98	—	—

Options Outstanding, December 31, 2004	2,276,818	$42.39	186,262	$36.23

Exercised	(743,524)	41.89	(159,638)	37.82
Granted	725,988	70.09	—	—
Forfeited	(29,504)	55.66	—	—

Options Outstanding, December 31, 2005	2,229,778	$51.40	26,624	$37.09

Exercised	(592,308)	50.09	(22,384)	37.15
Granted	867,113	99.28	—	—
Forfeited	(17,344)	79.72	—	—

Options Outstanding, December 31, 2006	2,487,239	$69.65	4,240	$36.81

Options Exercisable:
December 31, 2004	1,366,009	$39.72	186,262	$38.15

December 31, 2005	1,158,591	$42.45	26,624	$37.09

December 31, 2006	1,041,360	$47.99	4,240	$36.81

For options outstanding at December 31, 2006 under the 1994 Plan, 350,919 options had exercise prices ranging between $31.50 and $39.99 and a weighted average remaining contractual life of 3.0 years, 300,697 options had exercise prices ranging between $40.00 and $49.99 and a weighted average remaining contractual life of 4.7 years, 336,181 options had exercise prices between $50.00 and $59.99 and a weighted average remaining contractual life of 7.1 years, 637,142 options had exercise prices ranging between $69.93 and $79.99 and a weighted average remaining contractual life of 8.1 years, 851,800 options had exercise prices ranging between $81.42 and $99.99 and a weighted average remaining contractual life of 9.1 years, and 10,500 options had exercise prices between $103.00 and $123.03 and a weighted average remaining contractual life of 9.5 years. Options outstanding and exercisable at December 31, 2006 for the Avalon 1993 and Avalon 1995 Plans had exercise prices ranging from $35.31 to $37.66 and a weighted average contractual life of approximately one year and an intrinsic value of $395. Options outstanding under the 1994 Plan at December 31, 2006 had an intrinsic value of $153,922. Options exercisable at December 31, 2006 under the 1994 plan had a weighted average contractual life of 5.3 years and an intrinsic value of $85,454. The intrinsic value of options exercised during 2006, 2005 and 2004 was $49,440, $80,271 and $133,003, respectively.
The weighted average fair value of the options granted during 2006 is estimated at $11.47 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.0% over the expected life of the option, volatility of 17.61%, risk-free interest rates of 4.55% and an expected life of approximately 7 years. The weighted average fair value of the options granted during 2005 is estimated at $6.40 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.5% over the expected life of the option, volatility of 17.56%, risk-free interest rates of 3.91% and an expected life of approximately 7 years. The weighted average fair value of the options granted during 2004 is estimated at $3.87 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 6.05% over the expected life of the option, volatility of 17.28%, risk-free interest rates of 3.58% and an expected life of approximately 7 years. The cost related to stock-based employee compensation for employee stock options included in the determination of net income is based on estimated forfeitures for the given year. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period.
The Company issued restricted stock as part of its stock-based compensation plan during the years ended December 31, 2006, 2005, and 2004. Compensation cost is recognized over the requisite service period, which varies, but does not exceed five years. The fair value of restricted stock is the closing stock price on the date of the grant. Provisions of SFAS 123(R) require the Company to recognize compensation cost taking into consideration retirement eligibility. The cost related to stock-based compensation for restricted stock included in the determination of net income is based on actual forfeitures for the given year. Restricted stock awards typically vest over a five year period with the exception of accelerated vesting provisions, which are infrequent and occur on a case by case basis. Restricted stock vesting during 2006 had fair values ranging from $36.66 to $102.88 per share. The total fair value of shares vested was $7,655, $8,932, and $4,859 for the periods ended December 31, 2006, December 31, 2005 and December 31, 2004 respectively.

Total compensation cost recognized in income relating to deferred compensation for the years ended December 31, 2006, 2005 and 2004 was $10,095, $4,292 and $2,593 respectively. Total capitalized compensation cost for the years ended December 31, 2006, 2005 and 2004 was $4,014, $4,046 and $2,339 respectively. At December 31, 2006, there was a total of $8,490 and $11,560 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively. The unrecognized compensation cost for stock options does not take into account estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.9 years and 2.5 years, respectively.
In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 789,312 shares remaining available for issuance under the plan. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that, as of the applicable election period they have been employed by the Company for 12 months. Under the ESPP, eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions, subject to maximum purchase limitations. The purchase period is a period of seven months beginning each April 1 and ending each October 30. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed, if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 10,830 shares, 13,372 shares and 14,476 shares and recognized compensation expense of $173, $134 and $109 under the ESPP for the years ended December 31, 2006, 2005 and 2004, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed under SFAS No. 123(R), as further discussed in Note 1, “Organization and Significant Accounting Policies.”
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
•	Cash equivalents, rents receivable, accounts and construction payable and accrued expenses, and other liabilities are carried at their face amounts, which reasonably approximate their fair values.

•	Bond indebtedness and notes payable with an aggregate outstanding per amount of approximately $2,829,000 and $2,268,000 had an estimated aggregate fair value of $2,940,000 and $2,394,000 at December 31, 2006 and 2005, respectively.

•	The Company reports all derivative instruments at for value in accordance with SFAS No. 133, as amended. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussions.

12. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $6,259, $4,304 and $604 in the years ended December 31, 2006, 2005 and 2004, respectively. These fees are included in management, development and other fees on the accompanying Consolidated Statements of Operations and Other Comprehensive Income.
In addition, in connection with the construction management services that the Company provided to MVP I, LLC, the entity that owns and developed Avalon at Mission Bay North II, the Company funds certain construction costs that are expected to be reimbursed through construction financing within 30 to 60 days. Construction was completed in 2005, and depending on the timing of such funding, the accompanying Consolidated Balance Sheets may reflect a corresponding receivable in prepaid expenses and other assets or a corresponding liability in accrued expenses and other liabilities. The Company has recorded receivables in the amounts of $5,654 as of December 31, 2006 and $6,653 as of December 31, 2005, from MVP I, LLC. The Company expects to be reimbursed through draws on a construction loan within 30 to 60 days.
Director Compensation
The 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the New York Stock Exchange (“NYSE”) on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5. In February 2006, the Company’s Board of Directors approved another amendment to the 1994 Plan under which (i) following the 2006 Annual Meeting of Stockholders the cash payment was adjusted to $40, payable in quarterly installments of $10 and (ii) following the 2007 Annual Meeting of Stockholders, the number of shares of restricted stock (or deferred stock awards) will be calculated based on the closing price on the day of the award (rather than the closing price on the award date of the prior year). The Company recorded non-employee director compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $1,013, $966 and $940 in the years ended December 31, 2006, 2005 and 2004, respectively as a component of general and administrative expenses. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $778 and $579 on December 31, 2006 and December 31, 2005, respectively.

13. Quarterly Financial Information (Unaudited)
The following summary represents the quarterly results of operations for the years ended December 31, 2006 and 2005:

	For the three months ended
	3-31-06	6-30-06	9-30-06	12-31-06

Total revenue	$175,158	$180,675	$187,667	$193,800
Income from continuing operations(1)	$47,582	$37,906	$45,076	$49,276
Income from discontinued operations(1)	$66,495	$32,063	—	—
Net income available to common stockholders	$111,902	$67,794	$42,901	$47,101
Net income per common share — basic(2)	$1.52	$0.91	$0.58	$0.63
Net income per common share — diluted(2)	$1.49	$0.90	$0.57	$0.62

	For the three months ended
	3-31-05	6-30-05	9-30-05	12-31-05

Total revenue	$161,245	$165,586	$170,751	$173,098
Income from continuing operations(1)	$27,861	$29,977	$26,885	$27,426
Income from discontinued operations(1)	$41,749	$26,934	$72,243	$69,303
Net income available to common stockholders	$67,435	$54,736	$96,953	$94,554
Net income per common share — basic(2)	$0.93	$0.75	$1.32	$1.29
Net income per common share — diluted(2)	$0.92	$0.74	$1.30	$1.26

(1)	Amounts may not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

(2)	Amounts may not equal full year results due to rounding.
14. Subsequent Events
In January 2007, the Company filed a new shelf registration statement with the Securities and Exchange Commission, allowing the Company to sell an undetermined number or amount of certain debt and equity securities as defined in the prospectus. In addition, in conjunction with its inclusion in the S&P 500 Index in January 2007, the Company issued 4,600,000 shares of its common stock at $129.30 per share. Net proceeds in the amount of approximately $594,000 will be used for general corporate purposes.
In January 2007, the Company purchased a parcel of land located in New York, NY for $70,000. The Company expects to begin construction on this parcel of a 628 apartment-home community in the fourth quarter of 2007.
In January 2007, the Fund acquired Centerpoint, a newly constructed high-rise tower and separate, recently renovated historic mid-rise buildings located within a single downtown city block of Baltimore, MD. Centerpoint was acquired for a purchase price of $78,500. The community contains a total of 392 apartment homes and approximately 33,000 square feet of retail space.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Current Communities

Avalon at Bedford Center	4,238	20,477	1	4,238	20,478	24,716	763	23,953	—	2006
Avalon at Center Place	—	26,816	1,928	—	28,744	28,744	9,561	19,183	—	1991/1997
Avalon at Crane Brook	12,381	42,298	102	12,381	42,400	54,781	3,569	51,212	33,535	2004
Avalon at Faxon Park	1,136	14,001	520	1,136	14,521	15,657	4,540	11,117	—	1998
Avalon at Flanders Hill	3,572	33,504	126	3,572	33,630	37,202	5,198	32,004	21,245	2003
Avalon at Lexington	2,124	12,599	1,311	2,124	13,910	16,034	5,898	10,136	12,467	1994
Avalon at Newton Highlands	11,038	45,527	99	11,038	45,626	56,664	5,385	51,279	37,650	2003
Avalon at Prudential Center	25,811	104,399	26,443	25,811	130,842	156,653	34,972	121,681	—	1968/1998
Avalon at Stevens Pond	10,704	43,506	75	10,704	43,581	54,285	5,005	49,280	—	2004
Avalon at The Pinehills I	3,623	16,292	28	3,623	16,320	19,943	1,361	18,582	—	2004
Avalon Essex	5,230	16,303	284	5,230	16,587	21,817	4,105	17,712	—	2000
Avalon Ledges	2,627	33,443	297	2,627	33,740	36,367	5,515	30,852	18,635	2002
Avalon Oaks	2,129	18,656	472	2,129	19,128	21,257	5,357	15,900	17,205	1999
Avalon Oaks West	3,303	13,467	74	3,303	13,541	16,844	2,430	14,414	17,036	2002
Avalon Orchards	2,975	18,037	138	2,975	18,175	21,150	3,134	18,016	19,883	2002
Avalon Summit	1,743	14,670	932	1,743	15,602	17,345	5,747	11,598	—	1986/1996
Avalon West	943	9,881	508	943	10,389	11,332	3,702	7,630	8,179	1996
Essex Place	4,643	19,007	77	4,643	19,084	23,727	1,571	22,156	—	2004
Avalon at Greyrock Place	13,819	56,499	75	13,819	56,574	70,393	8,883	61,510	—	2002
Avalon Danbury	4,905	30,520	29	4,905	30,549	35,454	1,573	33,881	—	2005
Avalon Darien	6,922	34,594	3	6,922	34,597	41,519	3,857	37,662	—	2004
Avalon Gates	4,414	31,268	1,423	4,414	32,691	37,105	10,820	26,285	—	1997
Avalon Glen	5,956	23,993	2,194	5,956	26,187	32,143	11,465	20,678	—	1991
Avalon Haven	1,264	12,491	232	1,264	12,723	13,987	3,066	10,921	—	2000
Avalon Milford I	8,746	22,695	(0)	8,746	22,695	31,441	1,931	29,510	—	2004
Avalon New Canaan	4,835	19,485	44	4,835	19,529	24,364	3,172	21,192	—	2002
Avalon on Stamford Harbor	10,836	51,989	61	10,836	52,050	62,886	8,328	54,558	—	2003
Avalon Orange	2,108	19,983	5	2,108	19,988	22,096	1,282	20,814	—	2005
Avalon Springs	2,116	14,664	414	2,116	15,078	17,194	5,105	12,089	—	1996
Avalon Valley	2,277	23,781	252	2,277	24,033	26,310	6,525	19,785	—	1999
Avalon Walk I & II	9,102	48,796	7,563	9,102	56,359	65,461	21,389	44,072	—	1992/1994
Avalon at Glen Cove South	7,871	59,969	62	7,871	60,031	67,902	5,150	62,752	—	2004
Avalon Commons	4,679	28,509	527	4,679	29,036	33,715	9,454	24,261	—	1997
Avalon Court	9,228	50,021	573	9,228	50,594	59,822	14,172	45,650	—	1997/2000
Avalon Pines I	6,178	40,564	(205)	6,178	40,359	46,537	2,625	43,912	—	2005
Avalon Pines II	2,943	20,923	0	2,943	20,923	23,866	556	23,310	—	2006
Avalon Towers	3,118	12,709	5,451	3,118	18,160	21,278	6,102	15,176	—	1990/1995
Avalon at Edgewater	14,529	60,240	445	14,529	60,685	75,214	11,184	64,030	—	2002
Avalon at Florham Park	6,647	34,909	260	6,647	35,169	41,816	7,842	33,974	—	2001
Avalon Cove	8,760	82,442	1,670	8,760	84,112	92,872	28,326	64,546	—	1997
Avalon at Freehold	4,116	30,514	118	4,116	30,632	34,748	5,527	29,221	—	2002

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Avalon Run	13,060	45,855	1,130	13,060	46,985	60,045	145	59,900	—	1994
Avalon Run East	1,579	14,668	111	1,579	14,779	16,358	5,232	11,126	—	1996
Avalon Run East II	6,765	45,377	2	6,765	45,379	52,144	3,409	48,735	—	2003
Avalon Watch	5,585	22,394	2,159	5,585	24,553	30,138	11,357	18,781	—	1988
Avalon Bowery Place	18,668	70,739	170	18,668	70,909	89,577	433	89,144	93,800	2006
Avalon Gardens	8,428	45,660	1,024	8,428	46,684	55,112	14,590	40,522	—	1998
Avalon Green	1,820	10,525	898	1,820	11,423	13,243	4,361	8,882	—	1995
Avalon on the Sound	—	116,231	867	—	117,098	117,098	18,931	98,167	—	2001
Avalon Riverview I	—	94,166	395	—	94,561	94,561	14,611	79,950	—	2002
Avalon View	3,529	14,140	1,598	3,529	15,738	19,267	6,871	12,396	15,980	1993
Avalon Willow	6,207	40,791	516	6,207	41,307	47,514	10,373	37,141	—	2000
The Avalon	2,889	28,324	143	2,889	28,467	31,356	7,457	23,899	—	1999
Avalon at Fairway Hills I & II	4,147	16,599	2,025	4,147	18,624	22,771	7,546	15,225	11,500	1987/1996
Avalon at Fairway Hills III	4,465	17,864	7,024	4,465	24,888	29,353	7,301	22,052	—	1987/1996
Avalon at Symphony Glen	1,594	6,384	1,377	1,594	7,761	9,355	3,875	5,480	9,780	1986
Avalon Landing	1,849	7,409	930	1,849	8,339	10,188	3,460	6,728	5,903	1984/1995
Southgate Crossing	7,207	29,151	0	7,207	29,151	36,358	203	36,155	—	2006
AutumnWoods	6,096	24,400	2,705	6,096	27,105	33,201	8,858	24,343	—	1989/1996
Avalon at Arlington Square	22,041	90,296	272	22,041	90,568	112,609	17,183	95,426	—	2001
Avalon at Ballston Washington	7,291	29,177	1,642	7,291	30,819	38,110	13,310	24,800	—	1990
Avalon at Cameron Court	10,292	32,930	311	10,292	33,241	43,533	10,421	33,112	—	1998
Avalon at Decoverly	6,157	24,800	1,341	6,157	26,141	32,298	10,160	22,138	—	1991/1995
Avalon at Foxhall	6,848	27,614	9,926	6,848	37,540	44,388	13,727	30,661	—	1982
Avalon at Gallery Place I	9,084	39,731	58	9,084	39,789	48,873	5,138	43,735	—	2003
Avalon at Grosvenor Station	24,751	57,331	75	24,751	57,406	82,157	5,649	76,508	—	2004
Avalon at Providence Park	2,152	8,907	621	2,152	9,528	11,680	3,207	8,473	—	1988/1997
Avalon at Rock Spring	—	46,003	257	—	46,260	46,260	6,524	39,736	—	2003
Avalon at Traville	14,360	55,382	5	14,360	55,387	69,747	5,504	64,243	—	2004
Avalon Crescent	13,851	43,397	353	13,851	43,750	57,601	14,666	42,935	—	1996
Avalon Fields I & II	4,047	18,553	178	4,047	18,731	22,778	6,712	16,066	10,483	1998
Avalon Knoll	1,528	6,136	1,731	1,528	7,867	9,395	3,795	5,600	11,957	1985
Avalon Arlington Heights	9,728	39,661	6,468	9,728	46,129	55,857	8,787	47,070	—	1987/2000
Avalon at Danada Farms	7,535	30,623	814	7,535	31,437	38,972	9,721	29,251	—	1997
Avalon at Stratford Green	4,326	17,569	269	4,326	17,838	22,164	5,520	16,644	—	1997
Avalon at West Grove	5,149	20,656	5,467	5,149	26,123	31,272	8,324	22,948	—	1967
Avalon at Bear Creek	6,786	27,154	917	6,786	28,071	34,857	8,297	26,560	—	1998
Avalon Bellevue	6,664	24,119	79	6,664	24,198	30,862	5,264	25,598	—	2001
Avalon Belltown	5,644	12,733	67	5,644	12,800	18,444	2,555	15,889	—	2001
Avalon Brandemoor	8,630	36,679	337	8,630	37,016	45,646	7,565	38,081	—	2001
Avalon HighGrove	7,569	32,041	269	7,569	32,310	39,879	6,991	32,888	—	2000
Avalon ParcSquare	3,789	15,143	313	3,789	15,456	19,245	3,631	15,614	—	2000
Avalon Redmond Place	4,558	17,568	4,283	4,558	21,851	26,409	7,181	19,228	—	1991/1997
Avalon RockMeadow	4,777	19,726	303	4,777	20,029	24,806	4,656	20,150	—	2000

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Avalon WildReed	4,253	18,676	166	4,253	18,842	23,095	4,343	18,752	—	2000
Avalon Wynhaven	11,412	41,142	290	11,412	41,432	52,844	8,424	44,420	—	2001
Avalon at Union Square	4,249	16,820	1,512	4,249	18,332	22,581	5,654	16,927	—	1973/1996
Avalon at Willow Creek	6,581	26,583	3,048	6,581	29,631	36,212	8,958	27,254	—	1985/1994
Avalon Dublin	5,276	19,642	2,948	5,276	22,590	27,866	6,574	21,292	—	1989/1997
Avalon Fremont	10,746	43,399	2,467	10,746	45,866	56,612	13,721	42,891	—	1994
Avalon Pleasanton	11,610	46,552	4,188	11,610	50,740	62,350	15,564	46,786	—	1988/1994
Waterford	11,324	45,717	4,645	11,324	50,362	61,686	15,675	46,011	33,100	1985/1986
Avalon at Cedar Ridge	4,230	9,659	12,657	4,230	22,316	26,546	6,810	19,736	—	1972/1997
Avalon at Diamond Heights	4,726	19,130	1,471	4,726	20,601	25,327	6,290	19,037	—	1972/1994
Avalon at Mission Bay North	13,814	78,452	546	13,814	78,998	92,812	10,517	82,295	—	2003
Avalon at Nob Hill	5,403	21,567	1,101	5,403	22,668	28,071	6,750	21,321	20,800	1990/1995
Avalon Foster City	7,852	31,445	4,291	7,852	35,736	43,588	10,340	33,248	—	1973/1994
Avalon Pacifica	6,125	24,796	1,244	6,125	26,040	32,165	7,775	24,390	17,600	1971/1995
Avalon Sunset Towers	3,561	21,321	3,896	3,561	25,217	28,778	8,140	20,638	—	1961/1996
Avalon Towers by the Bay	9,155	57,624	227	9,155	57,851	67,006	14,606	52,400	—	1999
Crowne Ridge	5,982	16,885	10,196	5,982	27,081	33,063	8,283	24,780	—	1973/1996
Avalon at Blossom Hill	11,933	48,247	1,880	11,933	50,127	62,060	14,967	47,093	—	1995
Avalon at Cahill Park	4,760	47,600	210	4,760	47,810	52,570	7,528	45,042	—	2002
Avalon at Creekside	6,546	26,301	10,576	6,546	36,877	43,423	10,485	32,938	—	1962/1997
Avalon at Foxchase I & II	11,340	45,532	3,798	11,340	49,330	60,670	15,288	45,382	26,400	1988/1987
Avalon at Parkside	7,406	29,823	989	7,406	30,812	38,218	9,257	28,961	—	1991/1996
Avalon at Pruneyard	3,414	15,469	13,258	3,414	28,727	32,141	9,002	23,139	—	1968/1997
Avalon at River Oaks	8,904	35,121	984	8,904	36,105	45,009	10,635	34,374	—	1990/1996
Avalon Campbell	11,830	47,828	456	11,830	48,284	60,114	14,365	45,749	38,800	1995
Avalon Mountain View	9,755	39,393	2,461	9,755	41,854	51,609	12,634	38,975	18,300	1986
Avalon on the Alameda	6,119	50,230	157	6,119	50,387	56,506	13,929	42,577	—	1999
Avalon Rosewalk	15,814	62,028	1,522	15,814	63,550	79,364	18,233	61,131	—	1997/1999
Avalon Silicon Valley	20,713	99,573	1,837	20,713	101,410	122,123	29,967	92,156	—	1997
Avalon Towers on the Peninsula	9,560	56,136	56	9,560	56,192	65,752	9,588	56,164	—	2002
Countrybrook	9,384	34,958	4,448	9,384	39,406	48,790	11,872	36,918	15,990	1985/1996
San Marino	6,607	26,673	1,737	6,607	28,410	35,017	8,616	26,401	—	1984/1988
Avalon at Media Center	22,483	28,104	25,874	22,483	53,978	76,461	15,382	61,079	—	1961/1997
Avalon at Warner Center	7,045	12,986	6,912	7,045	19,898	26,943	6,935	20,008	—	1979/1998
Avalon Camarillo	8,454	38,720	(0)	8,454	38,720	47,174	866	46,308	—	2006
Avalon at Glendale	—	40,248	0	—	40,248	40,248	4,757	35,491	—	2003
Avalon Woodland Hills	23,828	40,372	7,873	23,828	48,245	72,073	16,163	55,910	—	1989/1997
The Promenade	14,052	56,827	124	14,052	56,951	71,003	8,957	62,046	31,495	1988/2002
Avalon Del Rey	6,541	58,535	(1)	6,541	58,534	65,075	724	64,351	40,845	2006
Avalon at Pacific Bay	4,871	19,745	7,680	4,871	27,425	32,296	8,256	24,040	—	1971/1997
Avalon at South Coast	4,709	16,063	4,718	4,709	20,781	25,490	6,554	18,936	—	1973/1996
Avalon Mission Viejo	2,517	9,257	2,238	2,517	11,495	14,012	3,521	10,491	7,635	1984/1996
Avalon Newport	1,975	3,814	4,563	1,975	8,377	10,352	2,537	7,815	—	1956/1996

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Avalon Santa Margarita	4,607	16,911	2,843	4,607	19,754	24,361	6,055	18,306	—	1990/1997
Avalon at Cortez Hill	2,768	20,134	11,654	2,768	31,788	34,556	9,344	25,212	—	1973/1998
Avalon at Mission Bay	9,922	40,633	15,726	9,922	56,359	66,281	16,313	49,968	—	1969/1997
Avalon at Mission Ridge	2,710	10,924	8,787	2,710	19,711	22,421	6,021	16,400	—	1960/1997

	$921,900	$4,356,642	$312,294	$921,900	$4,668,936	$5,590,836	$1,076,823	$4,514,013	$596,203

Development Communities

Avalon Decoverly II	3,364	14,864	11,195	3,364	26,059	29,423	132	29,291	—
Avalon at Dublin Station	—	17	42,334	—	42,351	42,351	—	42,351	—
Avalon at Glen Cove North	—	107	27,030	—	27,137	27,137	—	27,137	—
Avalon at Lexington Hills	—	52	22,559	—	22,611	22,611	—	22,611	—
Avalon Acton	—	—	16,672	—	16,672	16,672	—	16,672	45,000
Avalon Bowery Place II	—	41	14,966	—	15,007	15,007	—	15,007	48,500
Avalon Chestnut Hill	10,626	34,527	14,773	10,626	49,300	59,926	223	59,703	—
Avalon Danvers	—	127	46,306	—	46,433	46,433	—	46,433	—
Avalon Encino	—	38	22,833	—	22,871	22,871	—	22,871	—
Avalon Lyndhurst	—	285	63,941	—	64,226	64,226	—	64,226	—
Avalon Meydenbauer	—	147	35,942	—	36,089	36,089	—	36,089	—
Avalon on the Sound II	—	71	102,002	—	102,073	102,073	—	102,073	—
Avalon Riverview North	—	49	85,765	—	85,814	85,814	—	85,814	—
Avalon Shrewsbury	3,258	19,798	10,487	3,258	30,285	33,543	223	33,320	—
Avalon Wilshire	—	222	38,116	—	38,338	38,338	—	38,338	—
Avalon Woburn	3,320	10,125	47,832	3,320	57,957	61,277	84	61,193	—
Avalon Canoga Park	—	19	14,012	—	14,031	14,031	—	14,031	—

	$20,568	$80,490	$616,764	$20,568	$697,254	$717,822	$662	$717,160	$93,500

Land held for development	209,568	—	—	209,568	—	209,568	—	209,568	23,650
Corporate Overhead	22,327	13,370	24,692	22,327	38,062	60,389	23,073	37,316	2,153,078

	$1,174,363	$4,450,502	$953,750	$1,174,363	$5,404,252	$6,578,615	$1,100,558	$5,478,057	$2,866,431

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)
Amounts include real estate assets held for sale.
Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:
Building — 30 years
Improvements, upgrades and FF&E — not to exceed 7 years
The aggregate cost of total real estate for Federal income tax purposes was approximately $6,579,000 at December 31, 2006.
The changes in total real estate assets for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years ended December 31,
	2006	2005	2004
Balance, beginning of period	$5,903,168	$5,697,144	$5,431,757
Acquisitions, construction costs and improvements	825,981	528,118	520,643
Dispositions, including impairment loss on planned dispositions	(150,534)	(322,094)	(255,256)

Balance, end of period	$6,578,615	$5,903,168	$5,697,144

The changes in accumulated depreciation for the years ended December 31, 2006, 2005 and 2004, are as follows:

	Years ended December 31,
	2006	2005	2004
Balance, beginning of period	$957,380	$819,319	$695,368
Depreciation, including discontinued operations	162,896	162,063	162,667
Dispositions	(19,718)	(24,002)	(38,716)

Balance, end of period	$1,100,558	$957,380	$819,319