Form 10-K/A
period 2006-12-31
AVALONBAY COMMUNITIES INC
filed 2007-05-10
CIK 915912

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 1-12672
AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	77-0404318 (I.R.S. Employer Identification No.)
2900 Eisenhower Avenue, Suite 300
Alexandria, Virginia 22314
(Address of principal executive office)
(703) 329-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share 8.70% Series H Cumulative Redeemable Preferred Stock, par value $.01 per share	New York Stock Exchange New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Exchange registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer (as defined in Rule 12b-2 of the Act).
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
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.’s Proxy Statement for the 2007 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K. are incorporated by reference herein as portions of Part III of this Form 10-K.

EXPLANATORY NOTE
AvalonBay Communities, Inc. is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007 (the “Form 10-K”) (i) to restate our financial statements as of December 31, 2006, 2005 and 2004, and for the years then ended, and to amend other Items contained in the Form 10-K to reflect such restatement, and (ii) to correct a typographical error in the description of the Second Amended and Restated Revolving Loan Agreement of the Company referenced as Exhibit 10.32 to the Form 10-K.
The Following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Form 10-K is amended hereby as a result of the restatement:
Part I —	Item 1: Business;

Part II —	Item 6: Selected Consolidated Financial Data;

Part II —	Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II —	Item 8: Financial Statements and Supplementary Data;

Part II —	Item 9A: Controls and Procedures.
This Form 10-K/A also includes the following updated exhibits:
Exhibit 12.1:	Statements re: Computation of Ratios;

Exhibit 23.1:	Consent of Ernst & Young LLP;

Exhibits 31.1 and 31.2:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer;

Exhibit 32:	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
We have restated our financial statements to revise the accounting for long-term land leases. In April 2007 the Company determined to measure the aggregate undiscounted cash payments required under certain long-term land leases with fixed, or minimum, escalations over the non-cancelable lease term as opposed to the Company’s expected holding period of its interest in the related asset. This change primarily impacts the land lease accounting related to one consolidated asset with a 90-year lease in which the land lessor is also the Company’s partner in the venture holding the asset that became effective in 1999. The change will result in an additional non-cash increase to operating expenses of approximately $10,500,000 per year in excess of the current annual cash payments, as well as additional depreciation expense. In addition, we recognized the value associated with a provision in the associated joint venture agreement allowing our partner to put their interest in the investment to us at the future fair market value as a component of minority interest, with the offset to stockholder’s equity.
We have also corrected the description of the Second Amended and Restated Revolving Loan Agreement of the Company referenced as Exhibit 10.32 in the Company’s Annual Report on Form 10-K filed on March 1, 2007. The exhibit description inadvertently incorporated by reference our prior filing of a prior version of the Company’s Revolving Loan Agreement. The corrected exhibit description incorporates by reference our most recent filing of our current Second Amended and Restated Revolving Loan Agreement, which was filed as an exhibit to a Form 8-K filed by the Company on November 17, 2006.
This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update the disclosures therein in any way other than as required to reflect matters related to the Restatement or its underlying cause as specifically described herein. We have not amended and do not anticipate amending our Annual Reports on Form 10-K for any years prior to fiscal year 2006, nor will we be amending any of our previously filed Quarterly Reports on Form 10-Q. The financial statements and other information that have been previously filed or otherwise reported for these periods should no longer be relied upon; all such prior information is superseded by the information in this Form 10-K/A and our Quaterly Rerport on Form 10-Q for the quarter ended March 31, 2007.

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
Financing Strategy. We have consistently maintained, and intend to continue to maintain, a capital structure that is aligned to the business risks presented by our corporate strategy. For the year ended December 31, 2006, our fixed charge ratio on an incurred and expensed basis was 1.82 and 2.58, respectively. We believe that fixed charge coverage is an important measure of balance sheet strength, as it measures our ability to service fixed payment obligations from operating cash flow. At December 31, 2006, our debt-to-total market capitalization was 22.3%, and our long-term floating rate debt was 3.4% of total market capitalization. Total market capitalization reflects the aggregate of the market value of our common stock, the market value of our operating partnership units outstanding (based on the market value of our common stock), the liquidation preference of our preferred stock and the outstanding principal amount of our debt. We believe that debt-to-total market capitalization can be one useful measure of a real estate operating company’s long-term liquidity and balance sheet strength, because it shows an approximate relationship between a company’s total debt and the current total market value of its assets based on the current price at which the company’s common stock trades. However, because debt-to-total market capitalization changes with fluctuations in our stock price, which occur regularly, our debt-to-total market capitalization may change even when our earnings and debt levels remain stable.
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

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion /	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/06	2006		2005		Apt (4)	Sq. Ft.		(5)
CURRENT COMMUNITIES

NORTHEAST
Boston, MA
Avalon at Bedford Center	Bedford, MA	139	159,704	38.0	2006	1,149	95.7%	85.4	%(3)	17.1%		$1,705	$1.27	(3)	24,716
Avalon at Center Place (11)	Providence, RI	225	222,834	1.2	1991/1997	990	88.0%	93.8%		95.6%		2,247	2.13		28,744
Avalon at Crane Brook	Danvers & Peabody, MA	387	410,454	20.0	2004	1,271	95.3%	95.5%		85.6%		1,349	1.21		54,781
Avalon at Faxon Park	Quincy, MA	171	175,649	8.3	1998	1,027	95.3%	96.3%		95.7%		1,596	1.50		15,657
Avalon at Flanders Hill	Westborough, MA	280	299,828	62.0	2003	1,099	95.7%	95.4%		97.0%		1,515	1.35		37,202
Avalon at Lexington	Lexington, MA	198	230,277	16.1	1994	1,163	98.0%	95.9%		97.1%		1,775	1.46		16,034
Avalon at Newton Highlands (8)	Newton, MA	294	339,484	7.0	2003	1,177	95.2%	95.2%		96.0%		2,220	1.83		56,664
Avalon at Prudential Center	Boston, MA	780	732,237	1.0	1968/1998	939	97.4%	97.5%		96.8%		2,767	2.87		156,653
Avalon at Steven’s Pond	Saugus, MA	326	381,825	82.6	2004	1,106	96.0%	95.7%		94.6%		1,587	1.30		54,285
Avalon at The Pinehills I	Plymouth, MA	101	151,712	6.0	2004	1,954	96.0%	93.4%		83.9%		1,814	1.13		19,943
Avalon Essex	Peabody, MA	154	198,478	11.1	2000	1,289	98.1%	97.3%		96.6%		1,605	1.21		21,817
Avalon Ledges	Weymouth, MA	304	329,822	57.6	2002	1,023	95.4%	95.3%		94.3%		1,432	1.26		36,367
Avalon Oaks	Wilmington, MA	204	229,752	22.5	1999	1,023	98.5%	95.1%		93.5%		1,515	1.28		21,257
Avalon Oaks West	Wilmington, MA	120	133,376	27.0	2002	1,033	97.5%	93.7%		93.8%		1,432	1.21		16,844
Avalon Orchards	Marlborough, MA	156	176,497	23.0	2002	1,219	95.5%	96.4%		97.2%		1,495	1.27		21,150
Avalon Summit	Quincy, MA	245	224,418	8.0	1986/1996	916	97.6%	95.5%		95.2%		1,221	1.27		17,345
Avalon West	Westborough, MA	120	147,472	8.0	1996	1,229	95.8%	95.9%		96.7%		1,432	1.12		11,332
Essex Place	Peabody, MA	286	250,322	18.0	2004	875	96.2%	97.8%		96.3%		1,090	1.22		23,727

Fairfield-New Haven, CT
Avalon at Greyrock Place	Stamford, CT	306	314,600	3.0	2002	1,040	97.4%	97.9%		97.6%		2,088	1.99		70,393
Avalon Danbury	Danbury, CT	234	235,320	36.0	2005	1,006	94.0%	94.5%		40.8	%(3)	1,619	1.52		35,454
Avalon Darien	Darien, CT	189	242,533	32.0	2004	1,282	95.8%	93.7%		97.7%		2,500	1.82		41,519
Avalon Gates	Trumbull, CT	340	379,282	37.0	1997	1,116	95.0%	98.1%		96.3%		1,554	1.37		37,105
Avalon Glen	Stamford, CT	238	229,644	4.1	1991	965	93.7%	97.2%		98.0%		1,878	1.89		32,143
Avalon Haven	North Haven, CT	128	139,972	10.6	2000	1,094	96.1%	97.4%		95.9%		1,511	1.35		13,987
Avalon Milford I	Milford, CT	246	216,746	22.0	2004	886	95.9%	98.1%		93.9%		1,363	1.52		31,441
Avalon New Canaan (7)	New Canaan, CT	104	131,782	9.1	2002	1,251	92.3%	95.7%		96.4%		2,910	2.20		24,364
Avalon on Stamford Harbor	Stamford, CT	323	323,587	12.1	2003	1,002	98.8%	97.6%		96.5%		2,334	2.27		62,886
Avalon Orange	Orange, CT	168	163,238	9.6	2005	972	95.2%	97.9%		64.1	%(3)	1,436	1.45		22,096
Avalon Springs	Wilton, CT	102	158,259	12.0	1996	1,552	95.1%	92.7%		93.9%		2,845	1.70		17,194
Avalon Valley	Danbury, CT	268	300,044	17.1	1999	1,070	97.4%	98.1%		94.9%		1,621	1.42		26,310
Avalon Walk I & II	Hamden, CT	764	766,604	38.4	1992/1994	996	89.9%	91.7	%(2)	93.2%		1,242	1.14	(2)	65,461

Long Island, NY
Avalon at Glen Cove South	Glen Cove, NY	256	261,425	4.0	2004	1,050	96.9%	95.5%		95.8%		2,289	2.14		67,902
Avalon Commons	Smithtown, NY	312	377,240	20.6	1997	1,209	96.8%	97.1%		97.4%		2,014	1.62		33,715
Avalon Court	Melville, NY	494	596,942	35.4	1997/2000	1,208	96.4%	96.3%		96.8%		2,394	1.91		59,822
Avalon Pines I	Coram, NY	298	362,124	32.0	2005	1,485	95.3%	95.9%		71.6	%(3)	1,816	1.43		46,537
Avalon Pines II	Coram, NY	152	185,954	42.0	2006	1,223	98.7%	71.0	%(3)	N/A		2,310	1.34	(3)	23,866
Avalon Towers	Long Beach, NY	109	124,611	1.3	1990/1995	1,143	98.2%	97.7%		97.7%		3,339	2.85		21,278

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion /	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/06	2006		2005		Apt (4)	Sq. Ft.		(5)
Northern New Jersey
Avalon at Edgewater	Edgewater, NJ	408	428,611	7.6	2002	1,051	96.3%	95.8%		96.3%		2,269	2.07		75,214
Avalon at Florham Park	Florham Park, NJ	270	330,410	41.9	2001	1,224	95.6%	97.6%		96.4%		2,467	1.97		41,816
Avalon Cove	Jersey City, NJ	504	575,334	11.0	1997	1,142	98.8%	97.7%		97.5%		2,677	2.29		92,872

Central New Jersey
Avalon at Freehold	Freehold, NJ	296	317,331	40.3	2002	1,072	98.0%	96.3%		95.6%		1,679	1.51		34,748
Avalon Run (13)	Lawrenceville, NJ	426	443,168	9.0	1994	1,010	95.8%	94.6%		95.5%		1,401	1.27		60,045
Avalon Run East	Lawrenceville, NJ	206	257,938	27.1	1996	1,287	97.1%	95.8%		96.0%		1,594	1.22		16,358
Avalon Run East II (8)	Lawrenceville, NJ	312	341,320	70.5	2003	1,095	96.5%	96.2%		87.6%		1,722	1.51		52,144
Avalon Watch	West Windsor, NJ	512	486,069	64.4	1988	949	96.1%	96.4%		95.3%		1,368	1.39		30,138

New York, NY
Avalon Bowery Place I	New York, NY	206	162,000	1.1	2006	786	59.7%	32.2	%(3)	N/A		3,418	1.40	(3)	89,577
Avalon Gardens	Nanuet, NY	504	608,842	62.5	1998	1,208	95.2%	97.0%		97.8%		2,035	1.63		55,112
Avalon Green	Elmsford, NY	105	113,538	16.9	1995	1,081	94.3%	96.5%		96.3%		2,148	1.92		13,243
Avalon on the Sound (11)	New Rochelle, NY	412	372,860	2.4	2001	905	96.4%	96.2%		96.2%		2,237	2.38		117,098
Avalon Riverview I (11)	Long Island City, NY	372	332,947	1.0	2002	895	97.0%	96.7%		96.7%		2,956	3.19		94,561
Avalon View	Wappingers Falls, NY	288	327,547	41.0	1993	1,137	92.0%	95.0%		92.7%		1,320	1.10		19,267
Avalon Willow	Mamaroneck, NY	227	199,842	4.0	2000	880	98.2%	98.9%		96.4%		2,044	2.29		47,514
The Avalon	Bronxville, NY	110	119,410	1.5	1999	1,085	96.4%	97.0%		96.4%		3,438	3.07		31,356

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	Columbia, MD	384	386,344	23.8	1987/1996	1,005	95.1%	97.0%		94.7%		1,207	1.16		22,771
Avalon at Fairway Hills III	Columbia, MD	336	337,683	20.2	1987/1996	1,005	94.9%	95.1	%(2)	91.1	%(2)	1,293	1.22	(2)	29,353
Avalon at Symphony Glen	Columbia, MD	176	179,880	10.0	1986	1,022	91.0%	96.6%		95.9%		1,200	1.13		9,355
Avalon Landing	Annapolis, MD	158	117,033	13.8	1984/1995	741	97.5%	97.8%		97.2%		1,177	1.55		10,188
Southgate Crossing	Columbia, MD	215	212,420	12.7	1986/2006	988	95.3%	93.8%		N/A		248	0.24		36,358

Washington, DC
AutumnWoods	Fairfax, VA	420	355,228	24.3	1989/1996	846	86.4%	94.6	%(2)	95.2%		1,225	1.37	(2)	33,201
Avalon at Arlington Square	Arlington, VA	842	901,120	20.1	2001	1,070	97.1%	96.5%		94.7%		1,770	1.60		112,609
Avalon at Ballston — Washington Towers	Arlington, VA	344	294,954	4.1	1990	857	95.9%	97.8%		97.2%		1,602	1.83		38,110
Avalon at Cameron Court	Alexandria, VA	460	467,292	16.0	1998	1,016	95.2%	97.3%		95.3%		1,725	1.65		43,533
Avalon at Decoverly	Rockville, MD	368	368,374	24.0	1991/1995	1,001	94.8%	97.0%		95.3%		1,369	1.33		32,298
Avalon at Foxhall	Washington, DC	308	297,875	2.7	1982	967	98.7%	96.6%		94.3%		2,050	2.05		44,388
Avalon at Gallery Place I	Washington, DC	203	184,230	0.5	2003	903	97.5%	95.7%		95.6%		2,235	2.36		48,873
Avalon at Grosvenor Station (8)	North Bethesda, MD	497	477,459	10.0	2004	963	96.8%	97.3%		95.7%		1,627	1.65		82,157
Avalon at Providence Park	Fairfax, VA	141	148,282	9.3	1988/1997	1,052	100.0%	96.9%		96.8%		1,387	1.28		11,680
Avalon at Rock Spring (9) (11)	North Bethesda, MD	386	388,232	10.2	2003	1,006	97.2%	96.6%		94.9%		1,659	1.59		46,260
Avalon at Traville (8)	North Potomac, MD	520	573,717	47.9	2004	1,103	96.5%	97.7%		94.7%		1,595	1.41		69,747
Avalon Crescent	McLean, VA	558	613,426	19.1	1996	1,099	96.1%	96.0%		96.2%		1,770	1.55		57,601
Avalon Fields I & II	Gaithersburg, MD	288	292,282	9.2	1998	1,050	92.7%	97.0%		95.7%		1,350	1.29		22,778
Avalon Knoll	Germantown, MD	300	290,544	26.7	1985	968	95.7%	97.2%		95.8%		1,147	1.15		9,395

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic			Average
			Approx.		Year of	Average	Physical	occupancy			rental rate		Financial
		Number of	rentable area		completion /	size	occupancy at				$ per	$ per	reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/06	2006		2005	Apt (4)	Sq. Ft.	(5)
MIDWEST
Chicago, IL
Avalon Arlington Heights	Arlington Heights, IL	409	346,416	2.8	1987/2000	848	91.9%	92.9	%(2)	95.0%	1,374	1.51 (2)	55,857
Avalon at Danada Farms (8)	Wheaton, IL	295	350,606	19.2	1997	1,188	95.9%	95.3%		95.6%	1,346	1.08	38,972
Avalon at Stratford Green (8)	Bloomingdale, IL	192	237,084	12.7	1997	1,235	95.3%	95.9%		95.1%	1,322	1.03	22,164
Avalon at West Grove (8)	Westmont, IL	400	388,500	17.4	1967	971	94.5%	95.0%		96.2%	881	0.86	31,272

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek (8)	Redmond, WA	264	288,250	22.2	1998	1,092	95.8%	96.3%		94.6%	1,174	1.04	34,857
Avalon Bellevue	Bellevue, WA	202	167,069	1.7	2001	827	98.0%	96.5%		95.8%	1,361	1.59	30,862
Avalon Belltown	Seattle, WA	100	82,418	0.7	2001	824	96.0%	96.4%		95.5%	1,610	1.88	18,444
Avalon Brandemoor (8)	Lynwood, WA	424	453,602	27.0	2001	1,070	96.0%	96.8%		96.6%	1,034	0.94	45,646
Avalon HighGrove (8)	Everett, WA	391	422,482	19.0	2000	1,081	96.4%	96.5%		94.9%	962	0.86	39,879
Avalon ParcSquare (8)	Redmond, WA	124	126,951	2.0	2000	1,024	94.4%	96.4%		95.4%	1,371	1.29	19,245
Avalon Redmond Place (8)	Redmond, WA	222	211,450	8.4	1991/1997	952	94.6%	96.7%		96.4%	1,116	1.13	26,409
Avalon RockMeadow (8)	Bothell, WA	206	243,958	11.2	2000	1,184	97.1%	96.1%		95.0%	1,132	0.92	24,806
Avalon WildReed (8)	Everett, WA	234	259,080	23.0	2000	1,107	96.2%	96.7%		95.7%	955	0.83	23,095
Avalon Wynhaven (8)	Issaquah, WA	333	424,803	11.6	2001	1,276	93.7%	95.4%		94.0%	1,286	0.96	52,844

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	Union City, CA	208	150,320	8.5	1973/1996	723	98.1%	96.7%		96.9%	1,106	1.48	22,581
Avalon at Willow Creek	Fremont, CA	235	191,935	13.5	1985/1994	817	100.0%	97.7%		96.9%	1,336	1.60	36,212
Avalon Dublin	Dublin, CA	204	179,004	13.0	1989/1997	877	96.6%	97.2%		96.2%	1,400	1.55	27,866
Avalon Fremont I	Fremont, CA	308	316,052	14.3	1994	1,026	95.8%	96.9%		96.3%	1,583	1.49	56,612
Avalon Pleasanton	Pleasanton, CA	456	366,062	14.7	1988/1994	803	97.4%	96.8%		95.9%	1,304	1.57	62,350
Waterford	Hayward, CA	544	452,043	11.1	1985/1986	831	95.6%	95.6%		94.9%	1,154	1.33	61,686

San Francisco, CA
Avalon at Cedar Ridge	Daly City, CA	195	141,411	7.0	1972/1997	725	97.4%	96.8%		96.0%	1,404	1.87	26,546
Avalon at Diamond Heights	San Francisco, CA	154	123,047	3.0	1972/1994	799	98.1%	97.4%		95.9%	1,649	2.01	25,327
Avalon at Mission Bay North	San Francisco, CA	250	243,089	1.4	2003	977	92.8%	95.2%		95.5%	3,057	2.99	92,812
Avalon at Nob Hill	San Francisco, CA	185	108,745	1.4	1990/1995	588	97.3%	96.4%		96.3%	1,672	2.74	28,071
Avalon Foster City	Foster City, CA	288	222,364	11.0	1973/1994	772	97.9%	97.1%		97.0%	1,377	1.73	43,588
Avalon Pacifica	Pacifica, CA	220	186,800	21.9	1971/1995	849	96.8%	96.7%		96.1%	1,495	1.70	32,165
Avalon Sunset Towers	San Francisco, CA	243	171,800	16.0	1961/1996	707	95.9%	96.7%		97.4%	1,714	2.34	28,778
Avalon Towers by the Bay	San Francisco, CA	227	243,090	1.0	1999	1,071	97.8%	96.8%		96.2%	2,843	2.57	67,006
Crowne Ridge	San Rafael, CA	254	221,635	21.9	1973/1996	873	98.4%	96.3%		95.8%	1,324	1.46	33,063

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic			Average
			Approx.		Year of	Average	Physical	occupancy			rental rate			Financial
		Number of	rentable area		completion /	size	occupancy at				$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/06	2006		2005	Apt (4)	Sq. Ft.		(5)
San Jose, CA
Avalon at Blossom Hill	San Jose, CA	324	323,496	7.5	1995	998	97.8%	96.7%		96.2%	1,484	1.44		62,060
Avalon at Cahill Park	San Jose, CA	218	218,177	3.8	2002	1,001	95.9%	97.0%		97.1%	1,868	1.81		52,570
Avalon at Creekside	Mountain View, CA	294	215,680	13.0	1962/1997	734	98.0%	97.7%		96.5%	1,257	1.67		43,423
Avalon at Foxchase I & II	San Jose, CA	396	334,956	12.0	1988/1987	844	97.5%	96.9%		96.0%	1,247	1.43		60,670
Avalon at Parkside	Sunnyvale, CA	192	203,990	8.0	1991/1996	1,062	99.5%	98.0%		97.4%	1,655	1.53		38,218
Avalon at Pruneyard	Campbell, CA	252	197,000	8.5	1968/1997	782	99.6%	97.4%		97.0%	1,251	1.56		32,141
Avalon at River Oaks	San Jose, CA	226	210,050	4.0	1990/1996	929	97.3%	97.6%		96.7%	1,487	1.56		45,009
Avalon Campbell	Campbell, CA	348	326,796	10.8	1995	939	98.3%	96.9%		96.2%	1,528	1.58		60,114
Avalon Mountain View (7)	Mountain View, CA	248	211,552	10.5	1986	853	96.4%	95.9%		95.1%	1,567	1.76		51,609
Avalon on the Alameda	San Jose, CA	305	299,762	8.9	1999	983	97.0%	96.9%		95.2%	1,850	1.82		56,506
Avalon Rosewalk	San Jose, CA	456	448,488	16.6	1997/1999	984	98.0%	96.4%		95.7%	1,480	1.45		79,364
Avalon Silicon Valley	Sunnyvale, CA	710	653,929	13.6	1997	921	95.2%	96.5%		95.8%	1,732	1.81		122,123
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	1.9	2002	1,035	97.6%	96.5%		96.7%	2,422	2.26		65,752
CountryBrook (8)	San Jose, CA	360	322,992	14.0	1985/1996	897	99.4%	97.8%		96.8%	1,347	1.47		48,790
San Marino	San Jose, CA	248	209,000	11.5	1984/1988	843	99.2%	97.4%		96.7%	1,249	1.44		35,017

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	Burbank, CA	748	530,084	14.1	1961/1997	709	96.7%	95.7%		95.9%	1,370	1.85		76,461
Avalon at Warner Center	Woodland Hills, CA	227	191,114	7.0	1979/1998	842	96.0%	96.8%		97.5%	1,614	1.86		26,943
Avalon Camarillo	Camarillo, CA	249	233,267	10.0	2006	937	99.2%	54.4	%(3)	N/A	3,196	1.85	(3)	47,174
Avalon Glendale (11)	Burbank, CA	223	241,714	5.1	2003	1,084	96.0%	95.4%		95.7%	2,237	1.97		40,248
Avalon Woodland Hills	Woodland Hills, CA	663	594,396	18.2	1989/1997	897	97.0%	95.5%		96.0%	1,491	1.59		72,073
The Promenade	Burbank, CA	400	360,587	6.9	1988/2002	901	98.0%	97.4%		96.9%	1,759	1.90		71,003
Avalon Del Rey (9) (12)	Los Angeles, CA	309	284,636	5.0	2006	921	97.4%	51.5	%(3)	N/A	3,710	2.07	(3)	65,075

Orange County, CA
Avalon at Pacific Bay	Huntington Beach, CA	304	268,000	9.7	1971/1997	882	96.7%	96.0%		96.7%	1,455	1.58		32,296
Avalon at South Coast	Costa Mesa, CA	258	207,672	8.0	1973/1996	805	98.1%	98.3%		97.2%	1,356	1.66		25,490
Avalon Mission Viejo	Mission Viejo, CA	166	124,600	7.8	1984/1996	751	95.8%	95.5%		95.4%	1,233	1.57		14,012
Avalon Newport	Costa Mesa, CA	145	122,415	6.6	1956/1996	844	100.0%	98.2%		97.5%	1,566	1.82		10,352
Avalon Santa Margarita	Rancho Santa Margarita, CA	301	229,593	20.0	1990/1997	763	97.7%	96.9%		96.5%	1,295	1.64		24,361

San Diego, CA
Avalon at Cortez Hill	San Diego, CA	294	226,140	1.4	1973/1998	769	95.6%	95.1%		95.0%	1,404	1.74		34,556
Avalon at Mission Bay	San Diego, CA	564	402,285	12.9	1969/1997	713	97.3%	95.7%		95.1%	1,378	1.85		66,281
Avalon at Mission Ridge	San Diego, CA	200	207,625	4.0	1960/1997	1,038	97.0%	96.3%		96.1%	1,509	1.40		22,421

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion /	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/06	2006		2005		Apt (4)	Sq. Ft.		(5)
DEVELOPMENT COMMUNITIES

Avalon at Decoverly II	Rockville, MD	196	182,560	10.8	N/A	931	N/A	N/A		N/A		N/A	N/A		29,423
Avalon at Dublin Station I	Dublin, CA	305	299,329	4.7	N/A	981	N/A	N/A		N/A		N/A	N/A		42,351
Avalon at Glen Cove North (11)	Glen Cove, NY	111	101,161	1.3	N/A	911	N/A	N/A		N/A		N/A	N/A		27,137
Avalon at Lexington Hills	Lexington, MA	387	487,139	2.3	N/A	1,259	N/A	N/A		N/A		N/A	N/A		22,611
Avalon Acton	Acton, MA	380	353,790	5.0	N/A	931	N/A	N/A		N/A		N/A	N/A		16,672
Avalon Bowery Place II	New York, NY	90	73,624	1.1	N/A	838	N/A	N/A		N/A		N/A	N/A		15,007
Avalon Chestnut Hill	Chestnut Hill, MA	204	275,563	4.7	N/A	1,351	N/A	N/A		N/A		N/A	N/A		59,926
Avalon Danvers	Danvers, MA	433	493,095	75.0	N/A	1,139	N/A	N/A		N/A		N/A	N/A		46,433
Avalon Encino	Los Angeles, CA	131	131,252	2.0	N/A	1,002	N/A	N/A		N/A		N/A	N/A		22,871
Avalon Lyndhurst	Lyndhurst, NJ	328	331,122	5.8	N/A	1,010	N/A	N/A		N/A		N/A	N/A		64,226
Avalon Meydenbauer	Bellevue, WA	368	329,613	3.6	N/A	896	N/A	N/A		N/A		N/A	N/A		36,089
Avalon on the Sound II (11)	New Rochelle, NY	588	561,981	1.7	N/A	956	N/A	N/A		N/A		N/A	N/A		102,073
Avalon Riverview North	Long Island City, NY	602	477,657	1.8	N/A	793	N/A	N/A		N/A		N/A	N/A		85,814
Avalon Shrewsbury	Shrewbury, MA	251	209,548	25.5	N/A	835	N/A	N/A		N/A		N/A	N/A		33,543
Avalon Wilshire	Los Angeles, CA	123	125,109	1.6	N/A	1,017	N/A	N/A		N/A		N/A	N/A		38,338
Avalon Woburn	Woburn, MA	446	483,995	56.0	N/A	1,085	N/A	N/A		N/A		N/A	N/A		61,277
Avalon Canoga Park	Conoga Park, CA	210	186,599	3.3	N/A	889	N/A	N/A		N/A		N/A	N/A		14,031

UNCONSOLIDATED COMMUNITIES

Aurora at Yerba Buena (6)	San Francisco, CA	160	125,636	0.9	2000/2006	785	94.4%	95.4	%(3)	N/A		2,523	3.07	(3)	N/A
Avalon at Aberdeen Station (6)	Aberdeen, NJ	290	296,033	16.8	2002/2006	1,021	97.0%	95.0	%(3)	N/A		1,736	1.61	(3)	N/A
Avalon at Mission Bay North II (9)(11)	San Francisco, CA	313	291,817	1.5	2006	932	36.4%	27.8	%(3)	N/A		9,048	2.69	(3)	N/A
Avalon at Poplar Creek (6)	Schaumburg, IL	196	178,490	12.8	1986/2005	911	90.8%	95.9	%(2)	94.3	%(3)	1,073	1.13	(2)	N/A
Avalon Chrystie Place I (9)(11)	New York, NY	361	266,940	1.5	2005	739	98.6%	98.4%		62.5	%(3)	3,125	4.16		N/A
Avalon Columbia (6)	Columbia, MD	170	177,284	11.3	1989/2004	1,043	96.5%	96.1	%(2)	84.4	%(3)	1,273	1.17	(2)	N/A
Avalon Grove (9)	Stamford, CT	402	365,252	5.1	1996	906	96.8%	96.9%		96.6%		2,101	2.24		N/A
Avalon Lakeside (6)	Wheaton, IL	204	162,821	12.4	2004	798	96.6%	95.5%		79.6%		894	1.07		N/A
Avalon at Redondo Beach (6)	Redondo Beach, CA	105	85,380	1.2	1971/2004	813	97.1%	94.4%		95.9%		1,929	2.24		N/A
Cedar Valley (6)	Columbia, MD	156	150,276	11.4	1972/2006	963	97.0%	96.6	% (3)	N/A		1,187	1.19		N/A
Civic Center (6)	Norwalk, CA	192	173,568	8.7	1987/2005	904	89.1%	94.8	%(2)	98.6	%(3)	1,468	1.54	(2)	N/A
Fuller Martel (6)	Los Angeles, CA	82	71,846	0.8	1987/2005	876	96.3%	96.1%		97.4	%(3)	1,650	1.81		N/A
Paseo Park (6)	Fremont, CA	134	105,900	7.0	1987/2005	790	100.0%	96.9%		96.0	%(3)	1,114	1.37	(3)	N/A
Avalon Redmond (6)	Redmond, WA	400	340,448	24.0	1983/2004	851	87.5%	88.4	%(2)	93.9%		1,016	1.06	(2)	N/A
The Covington (6)	Schaumburg, IL	256	201,924	13.2	1988/2006	789	85.9%	83.8	% (3)	N/A		1,008	1.07	(3)	N/A
Avalon Juanita Village (10)	Kirkland, WA	211	207,511	2.9	2005	983	94.3%	94.1%		45.4	%(3)	1,289	1.23		N/A
The Springs (6)	Corona, CA	320	241,440	13.3	1987/2006	755	94.1%	94.7	%(3)	N/A		1,066	1.34	(3)	N/A

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

(1)	We own a fee simple interest in the communities listed, excepted as noted below.

(2)	Represents community which was under redevelopment during the year, resulting in lower average economic occupancy and average rental rate per square foot for the year.

(3)	Represents community that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(4)	Represents the average rental revenue per occupied apartment home.

(5)	Costs are presented in accordance with generally accepted accounting principles. For current Development Communities, cost represents total costs incurred through December 31, 2006. Financial reporting costs are excluded for unconsolidated communities, see Note 6, “Investments in Unconsolidated Entities” of our Consolidated Financial Statements in Item 8 of this report.

(6)	We own a 15.2% combined general partnership and indirect limited partner equity interest in this community.

(7)	We own a general partnership interest in a partnership that owns a fee simple interest in this community.

(8)	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.

(9)	We own a membership interest in a limited liability company that holds a fee simple interest in this community.

(10)	This community was transferred to a joint venture entity upon completion of development. We do not hold an equity interest in the entity, but retain a promoted residual interest in the profits of the entity. We receive a property management fee for this community.

(11)	Community is located on land subject to a land lease.

(12)	Upon completion of this community we admitted a 70% joint venture partner to the LLC. However, due to an operating guarantee provided to the joint venture partner, this community is consolidated for financial reporting purposes.

(13)	In December 2006, we completed the purchase of our partner’s interest in Avalon Run, and this community is now a wholly-owned community. See Note 6, “Investments in Unconsolidated Entities” of our Consolidated Financial Statements in Item 8 of this report.

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large				Non-		Homes w/
										dryer				storage or	Balcony,			direct	Direct	pre-wired
	1 BR	2BR		3BR		Studios /			Parking	hook-ups or	Vaulted			walk-in	patio, deck	Built-in		access	access	security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	units	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems

CURRENT COMMUNITIES (1)

NORTHEAST
Boston, MA
Avalon at Bedford Center	52	—	87	—	—	—	—	139	269	All	Some	Some	Some	Some	All	None	No	No	Yes	None
Avalon at Center Place	103	—	112	4	—	6	—	225	371	All	None	None	None	Some	Some	None	No	No	No	None
Avalon at Crane Brook	162	12	175	38	—	—	—	387	658	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon at Faxon Park	68	—	75	28	—	—	—	171	327	All	Some	Some	Some	Most	All	None	No	Yes	No	All
Avalon at Flanders Hill	108	22	120	30	—	—	—	280	589	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon at Lexington	28	25	89	56	—	—		198	362	All	Some	Some	Some	Most	All	None	Yes	Yes	No	None
Avalon at Newton Highlands	90	40	99	55	4	6	—	294	551	All	Some	Some	Some	Most	Most	None	No	No	No	All
Avalon at Prudential Center	361	—	242	—	29	149	—	781	538	None	None	None	None	Most	Some	None	No	No	No	None
Avalon at Steven’s Pond	102	—	202	22	—	—	—	326	749	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon at The Pinehills I	12	—	73	16	—	—	—	101	235	All	Most	Some	Some	All	All	None	No	No	Yes	All
Avalon Essex	50	—	104	—	—	—	—	154	336	All	Some	Some	Half	Most	All	None	No	Yes	Yes	All
Avalon Ledges	124	28	124	28	—	—	—	304	594	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Oaks	60	24	96	24	—	—	—	204	394	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Oaks West	48	12	48	12	—	—	—	120	232	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Orchards	69	87	—	—	—	—	—	156	307	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Summit	154	58	31	1	—	—	1	245	359	None	None	None	None	Some	Most	None	No	No	Yes	None
Avalon West	40	—	55	25	—	—	—	120	285	All	Some	Some	Some	All	Half	None	No	Yes	Yes	All
Essex Place	40	246	—	—	—	—	—	286	450	Some	None	None	None	Some	Some	None	No	No	No	None

Fairfield-New Haven, CT
Avalon at Greyrock Place	52	91	99	12	—	—	52	306	464	All	None	None	None	Most	All	None	No	No	No	All
Avalon Danbury	112	—	98	24	—	—	—	234	54	All	None	Some	Some	Some	All	None	No	Yes	No	Some
Avalon Darien	77	—	80	32	—	—	—	189	443	All	All	Some	Some	All	All	None	No	Yes	Yes	All
Avalon Gates	122	—	168	50	—	—	—	340	688	All	Some	Some	Half	All	All	None	Yes	Yes	No	All
Avalon Glen	112	—	125	1	—	—	—	238	363	Most	Some	Some	Some	Some	Most	Some	Yes	No	Yes	Most
Avalon Haven	28	—	40	24	—	—	36	128	256	All	Some	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Milford I	184	—	62	—	—	—	—	246	426	All	Some	None	Some	Some	All	None	Yes	Yes	No	All
Avalon New Canaan	16	—	64	24	—	—	—	104	194	All	Some	Some	Some	All	All	None	No	Yes	Yes	All
Avalon on Stamford Harbor	159	—	130	20	—	14	—	323	503	All	Some	Some	Some	All	Most	None	No	No	No	All
Avalon Orange	84	—	28	28	—	—	28	168	362	All	Some	Some	Some	All	All	None	Yes	No	No	All
Avalon Springs	—	—	70	32	—	—	—	102	264	All	Half	Half	Most	All	All	None	No	No	Yes	All
Avalon Valley	106	—	134	28	—	—	—	268	637	All	Some	Some	Some	All	All	None	Yes	Yes	No	All
Avalon Walk I & II	272	116	122	98	—	—	156	764	1,411	All	Some	Some	Some	Most	All	None	Yes	No	No	Half

Long Island, NY
Avalon at Glen Cove South	124	—	91	—	—	41	—	256	366	All	None	None	Some	All	Some	None	No	No	Some	Some
Avalon Commons	128	40	112	32	—	—	—	312	485	All	Some	Some	Some	All	All	None	No	Yes	No	All
Avalon Court	172	54	194	74	—	—	—	494	797	All	Half	Half	Some	Some	All	None	No	Yes	Yes	All
Avalon Pines I	72	—	220	—	6	—	—	298	1,094	All	Most	Some	Some	Most	All	None	No	Yes	Yes	All
Avalon Pines II	50	—	102	—	—	—	—	152	135	All	Most	Some	Some	All	All	None	No	Some	Some	All
Avalon Towers	—	—	38	—	3	1	67	109	198	All	None	None	None	Most	Most	None	No	Yes	No	None

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large				Non-		Homes w/
										dryer				storage or	Balcony,			direct	Direct	pre-wired
	1 BR	2BR		3BR		Studios /			Parking	hook-ups or	Vaulted			walk-in	patio, deck	Built-in		access	access	security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	units	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems

Northern New Jersey
Avalon at Edgewater	158	—	190	60	—	—	—	408	872	All	Some	Some	Some	All	Half	None	No	No	Yes	Some
Avalon at Florham Park	46	—	162	62	—	—	—	270	583	All	All	None	Some	Most	Some	None	No	No	Yes	All
Avalon Cove	197	—	231	26	2	—	48	504	460	All	Some	Some	Some	All	Some	None	No	Yes	No	None

Central New Jersey
Avalon at Freehold	40	24	192	40	—	—	—	296	591	All	Some	Some	Half	All	All	None	No	Yes	No	None
Avalon Run	144	90	108	84	—	—	—	426	640	All	Some	Some	Some	Some	All	None	Yes	No	No	All
Avalon Run East	64	106	—	36	—	—	—	206	401	All	Some	Some	Some	Most	Most	None	Yes	Yes	Yes	All
Avalon Run East II	72	36	148	56	—	—	—	312	500	All	Some	Some	Some	Some	All	None	Yes	Yes	Yes	All
Avalon Watch	252	48	172	40	—	—	—	512	781	All	Some	None	Half	All	All	None	No	Yes	No	None

New York, NY
Avalon Bowery Place I	98	54	—	—	—	54	—	206	131	All	None	None	None	Some	Some	None	No	No	Yes	Some
Avalon Gardens	208	48	144	104	—	—	—	504	1,382	All	Half	Half	Some	All	All	Some	Yes	Yes	Yes	All
Avalon Green	25	24	56	—	—	—	—	105	208	All	Some	Some	Some	All	All	None	Yes	No	No	All
Avalon on the Sound	142	—	185	21	21	43	—	412	648	Most	Some	Some	None	Most	Some	None	No	No	Yes	None
Avalon Riverview I	186	—	114	15	14	43	—	372	426	All	None	Some	None	Most	Some	None	No	No	Yes	None
Avalon View	112	47	65	64	—	—	—	288	598	All	Some	Some	Some	Most	All	None	Yes	No	No	None
Avalon Willow	151	—	76	—	—	—	—	227	371	All	Some	Some	Some	Some	All	None	No	No	No	No
The Avalon	55	2	43	10	—	—	—	110	170	All	Some	Some	Some	Most	Half	None	No	No	Yes	All

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	185	78	100	38	—	—	—	401	283	All	Some	None	Most	Some	All	Some	No	No	No	None
Avalon at Fairway Hills III	97	146	54	22	—	—	23	342	522	All	Some	None	Most	Some	All	Some	No	No	No	None
Avalon at Symphony Glen	88	14	54	20	—	—	—	176	268	All	Some	None	Most	All	Most	Some	No	No	No	None
Avalon Landing	83	18	57	—	—	—	—	158	256	All	None	None	Most	Most	All	None	Yes	No	No	None
Southgate Crossing	63	94	48	10	—	—	—	215	353	All	None	None	Most	None	All	None	No	No	No	None

Washington, DC
AutumnWoods	220	104	96	—	—	—	—	420	720	All	Some	None	Some	All	All	None	Yes	No	No	None
Avalon at Arlington Square	404	24	196	60	—	—	158	842	1,411	All	Some	Some	Some	All	All	Some	No	Yes	Yes	All
Avalon at Ballston — Washington Towers	233	111	—	—	—	—	—	344	470	All	None	None	Some	Most	All	Some	No	No	No	None
Avalon at Cameron Court	208	—	168	—	—	—	84	460	897	All	Most	Some	Some	All	Most	None	No	Yes	Yes	All
Avalon at Decoverly	156	—	168	44	—	—	—	368	627	All	Some	Some	Some	Most	All	None	No	Yes	No	None
Avalon at Foxhall	160	70	32	2	—	28	16	308	349	All	Some	None	Some	All	All	Some	No	No	Yes	None
Avalon at Gallery Place I	113	75	—	4	—	11	—	203	148	All	Some	None	None	Most	Some	None	No	No	Yes	None
Avalon at Grosvenor Station	265	33	185	13	—	1	—	497	746	All	Some	Some	None	Most	Most	None	No	Yes	Yes	All
Avalon at Providence Park	19	—	112	4	—	—	6	141	299	All	Some	None	Most	All	All	None	No	No	No	None
Avalon at Rock Spring	178	39	133	36	—	—	—	386	680	All	Some	Some	Some	Most	All	None	No	Yes	No	All
Avalon at Traville	190	30	232	68	—	—	—	520	1,062	All	Some	Some	Some	All	Most	Some	Yes	Yes	Yes	None
Avalon Crescent	186	26	346	—	—	—	—	558	989	All	Some	Some	Most	Most	All	Some	No	Yes	Yes	All
Avalon Fields I & II	112	32	112	32	—	—	66	288	461	All	Some	Some	Some	Most	Most	None	No	Yes	No	All
Avalon Knoll	136	56	80	28	—	—	—	300	477	All	Some	None	Most	All	All	Most	No	No	No	None

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large				Non-		Homes w/
										dryer				storage or	Balcony,			direct	Direct	pre-wired
	1 BR	2BR		3BR		Studios /			Parking	hook-ups or	Vaulted			walk-in	patio, deck	Built-in		access	access	security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	units	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems

MIDWEST
Chicago, IL
Avalon at Arlington Heights	232	—	147	—	—	30	—	409	650	All	None	None	None	Some	Half	None	No	No	No	None
Avalon at Danada Farms	132	—	134	14	15	—	—	295	555	All	None	None	Some	Most	Some	Some	No	No	Yes	None
Avalon at Stratford Green	63	—	108	21	—	—	—	192	424	All	None	None	Some	Most	Most	Some	No	Yes	Yes	None
Avalon at West Grove	200	200	—	—	—	—	—	400	594	None	None	None	None	Some	Half	None	Yes	No	No	None

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	55	40	110	56	3	—	—	264	515	All	Some	None	Most	All	All	Half	Yes	Yes	Yes	All
Avalon Bellevue	112	—	67	—	—	23	—	202	300	All	Some	Some	Some	Most	Some	None	No	No	No	Some
Avalon Belltown	64	—	20	—	—	16	—	100	118	All	None	None	None	Most	Some	None	No	No	No	Yes
Avalon Brandemoor	88	109	149	78	—	—	—	424	737	All	Some	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon HighGrove	84	119	124	56	8	—	—	391	721	All	Half	None	Most	All	All	Some	Yes	Yes	Yes	All
Avalon ParcSquare	31	26	55	12	—	—	117	124	189	All	Some	None	None	All	All	None	No	Yes	Yes	Some
Avalon Redmond Place	76	44	67	35	—	—	—	222	161	All	Some	None	Most	Most	All	None	Yes	Yes	No	None
Avalon RockMeadow	28	48	86	28	16	—	—	206	415	All	Some	None	Most	Most	All	Some	Yes	No	Yes	All
Avalon WildReed	36	60	78	60	—	—	—	234	463	All	Some	None	Most	All	All	Some	Yes	Yes	No	All
Avalon Wynhaven	3	42	239	13	28	—	8	333	780	All	Most	Some	Most	Half	Most	None	Yes	Yes	Yes	All

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	124	84	—	—	—	—	—	208	296	None	None	None	Most	All	All	None	Yes	No	No	None
Avalon at Willow Creek	99	—	136	—	—	—	—	235	240	All	None	None	None	All	All	None	Yes	No	No	None
Avalon Dublin	72	8	60	48	—	—	16	204	428	Most	Some	None	Most	All	All	None	No	Yes	No	None
Avalon Fremont I	88	—	176	—	44	—	—	308	609	All	Some	None	Some	Half	All	None	Yes	Yes	No	All
Avalon Pleasanton	238	—	218	—	—	—	—	456	941	All	Some	None	Most	Some	All	None	Yes	Yes	Yes	None
Waterford	208	—	336	—	—	—	—	544	927	Some	Some	None	None	All	All	None	Yes	No	No	None

San Francisco, CA
Avalon at Cedar Ridge	117	33	24	—	—	21	—	195	259	None	None	Some	None	Some	All	None	Yes	No	Yes	None
Avalon at Diamond Heights	90	—	49	15	—	—	—	154	155	None	Some	None	None	All	All	None	No	Yes	No	None
Avalon at Mission Bay North	148	—	95	6	—	1	—	250	191	All	None	Some	None	All	Most	Some	No	Yes	No	Some
Avalon at Nob Hill	114	—	25	—	—	46	—	185	105	None	None	None	None	Some	Some	Most	No	Yes	No	None
Avalon Foster City	125	122	1	—	—	40	—	288	290	None	None	None	None	Most	All	Some	Yes	No	No	None
Avalon Pacifica	58	106	56	—	—	—	—	220	301	None	None	None	Some	Some	All	None	Yes	Yes	No	None
Avalon Sunset Towers	183	20	20	—	—	20	—	243	244	None	None	None	None	None	Some	None	No	No	Yes	None
Avalon Towers by the Bay	103	—	120	—	3	—	—	226	212	All	None	None	Some	Half	Most	None	No	No	No	None
Crowne Ridge	158	68	24	—	—	4	—	254	404	Some	Some	None	Some	None	All	None	Yes	No	Yes	None

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large				Non-		Homes w/
										dryer				storage or	Balcony,			direct	Direct	pre-wired
	1 BR	2BR		3BR		Studios /			Parking	hook-ups or	Vaulted			walk-in	patio, deck	Built-in		access	access	security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	units	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems

San Jose, CA
Avalon at Blossom Hill	90	—	210	—	24	—	—	324	549	All	Some	None	None	Most	All	None	Yes	No	No	None
Avalon at Cahill Park	118	—	94	—	6	—	—	218	314	All	Some	Some	None	All	Some	None	No	No	No	Yes
Avalon at Creekside	158	128	—	—	—	8	—	294	441	None	None	None	Some	None	Most	None	Yes	No	No	None
Avalon at Foxchase I & II	156	—	240	—	—	—	—	396	666	All	Some	None	None	ALL	All	None	Yes	Yes	No	None
Avalon at Parkside	60	—	96	36	—	—	—	192	353	All	Some	None	Half	All	All	Some	Yes	Yes	No	None
Avalon at Pruneyard	212	40	—	—	—	—	—	252	400	All	None	None	None	None	Half	None	Yes	Yes	No	None
Avalon at River Oaks	100	—	126	—	—	—	—	226	356	Most	None	None	Most	All	All	None	No	Yes	No	None
Avalon Campbell	157	—	179	—	12	—	—	348	454	All	Some	None	None	All	All	None	Yes	No	No	All
Avalon Mountain View	108	—	88	52	—	—	—	248	672	All	Some	None	None	Some	All	None	Yes	No	No	None
Avalon on the Alameda	113	—	164	—	28	—	—	305	534	All	Some	Some	Some	Most	All	None	Some	Yes	No	None
Avalon Rosewalk	168	—	264	—	24	—	—	456	684	All	Some	None	Some	ALL	All	Most	Yes	Yes	No	None
Avalon Silicon Valley	338	—	336	18	15	3	—	710	2,000	All	Some	Some	Some	All	All	Some	Yes	Yes	No	None
Avalon Towers on the Peninsula	88	—	117	—	6	—	—	211	307	All	Some	None	None	Most	All	None	No	No	Yes	None
CountryBrook	108	—	252	—	—	—	—	360	692	All	None	None	All	None	All	None	Yes	Yes	No	None
San Marino	102	—	146	—	—	—	—	248	439	All	Some	None	None	None	All	None	Yes	No	No	None

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	296	169	50	12	—	221	—	748	893	Most	Some	None	Some	Some	Some	None	Yes	Yes	No	None
Avalon at Warner Center	88	54	65	20	—	—	—	227	427	All	Some	None	Some	Some	All	None	Yes	Yes	No	None
Avalon Camarillo	125	—	—	124	—	—	—	249	482	All	None	None	None	All	All	None	No	Yes	Yes	None
Avalon Glendale	75	—	121	—	27	—	—	223	519	All	None	Some	Some	All	All	None	No	No	No	All
Avalon Woodland Hills	222	—	441	—	—	—	—	663	1,356	Some	Some	Some	None	Most	All	None	No	No	No	None
The Promenade	153	—	196	51	—	—	—	400	736	Some	Some	Some	All	Some	All	None	No	No	No	None
Avalon Del Rey	190	—	—	119	—	—	—	309	623	All	None	Some	None	All	All	None	No	Yes	No	None

Orange County, CA
Avalon at Pacific Bay	144	56	104	—	—	—	—	304	492	All	None	None	None	All	All	None	Yes	Yes	No	None
Avalon at South Coast	124	—	86	—	—	48	—	258	428	Some	Half	None	None	Half	All	None	Yes	Yes	No	None
Avalon Mission Viejo	94	28	44	—	—	—	—	166	232	None	None	None	None	None	All	None	Yes	Yes	No	None
Avalon Newport	44	54	—	35	—	12	—	145	249	Most	Some	None	Some	Most	Most	Some	Yes	Yes	No	None
Avalon Santa Margarita	160	—	141	—	—	—	—	301	521	All	None	None	None	None	All	None	Yes	Yes	No	None

San Diego, CA
Avalon at Cortez Hill	113	—	84	—	—	97	—	294	298	None	None	None	None	None	All	None	No	No	No	None
Avalon at Mission Bay	270	9	165	—	—	120	—	564	755	None	None	None	None	Some	All	None	No	No	No	None
Avalon at Mission Ridge	18	98	1	83	—	—	—	200	387	Most	None	None	Most	Most	Most	Most	No	Yes	No	None

Features and Recreational Amenities — Current and Development Communities

										Washer &				Large				Non-		Homes w/
										dryer				storage or	Balcony,			direct	Direct	pre-wired
	1 BR	2BR		3BR		Studios /			Parking	hook-ups or	Vaulted			walk-in	patio, deck	Built-in		access	access	security
	1/1.5 BA	1/1.5 BA	2/2.5/3 BA	2/2.5 BA	3BA	efficiencies	Other	Total	spaces	units	ceilings	Lofts	Fireplaces	closet	or sunroom	bookcases	Carports	garages	garages	systems

DEVELOPMENT COMMUNITIES
Avalon at Decoverly II	106	—	90	—	—	—	—	196	327	All	Some	Some	None	Some	All	None	No	Yes	No	None
Avalon at Glen Cove North	87	8	—	—	—	16	—	111	190	All	None	None	None	All	Some	None	No	No	No	None
Avalon at Lexington Hills	109	—	254	24	—	—	—	387	823	All	Some	Some	Some	All	Some	None	No	Yes	No	None
Avalon Lyndhurst	118	45	157	—	—	8	—	328	569	Most	Some	Some	None	All	Most	None	No	No	No	None
Avalon Acton	192	—	188	—	—	—	—	380	732	All	Some	Some	Some	Most	Some	None	No	Yes	No	None
Avalon Bowery Place II	62	18	—	—	—	10	—	90	50	All	None	None	None	Most	Some	None	No	No	No	None
Avalon Canoga Park	125	—	70	15	—	—	—	210	370	All	Some	Some	None	Most	Most	None	No	Yes	No	None
Avalon Chestnut Hill	36	28	85	50	—	5	—	204	427	All	None	Some	None	All	All	None	No	No	No	All
Avalon Danvers	148	—	235	50	—	—	—	433	856	All	Some	Some	Some	Some	Some	None	No	Yes	Yes	None
Avalon Encino	61	—	56	—	14	—	—	131	357	All	Some	None	None	Some	Some	None	No	Yes	No	None
Avalon Meydenbauer	174	5	88	23	—	78	—	368	485	All	None	None	None	Some	Some	None	No	Yes	Yes	None
Avalon on the Sound II	208	—	162	128	—	90	—	588	489	All	None	None	None	Some	None	None	No	All	None	None
Avalon Riverview North	381	—	146	—	1	74	—	602	361	Some	None	None	None	Some	Some	None	No	Yes	No	None
Avalon Shrewsbury	92	12	123	24	—	—	—	251	529	All	None	Some	None	All	All	None	No	Yes	Yes	None
Avalon Woburn	158	—	288	—	—	—	—	446	892	All	None	Some	Some	All	Some	None	No	Yes	No	None
Avalon Wilshire	53	—	62	8	—	—	—	123	350	All	None	None	None	All	Most	None	No	Yes	No	None

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-											Indoor /
	security	controlled	controlled	ground	Aerobics		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse/	Business
	systems	access	access	parking	dance studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
CURRENT COMMUNITIES (1)
NORTHEAST
Boston, MA
Avalon at Bedford Center	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Center Place	Yes	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Crane Brook	Some	Yes	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	Yes
Avalon at Faxon Park	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon at Flanders Hill	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Lexington	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at Newton Highlands	All	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	Yes
Avalon at Prudential Center	None	No	Yes	Yes	No	No	No	No	No	No	No	No	No	No	No	Yes	No	No	Yes
Avalon at Steven’s Pond	All	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon at The Pinehills I	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Essex	None	No	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Ledges	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Oaks	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Oaks West	None	No	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Orchards	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Summit	None	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon West	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	No	No	Yes	Yes	No	Yes	No
Essex Place	None	No	No	No	No	No	Yes	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No

Fairfield-New Haven, CT
Avalon at Greyrock Place	All	No	Yes	Yes	No	No	Yes	No	Yes	No	Yes	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon Danbury	Some	No	Yes	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Darien	None	Yes	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Gates	None	Yes	No	No	No	No	Yes	No	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No	Yes	No
Avalon Glen	None	No	Yes	Yes	No	No	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	Yes
Avalon Haven	All	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	No	No	Yes	No
Avalon Milford I	None	No	Yes	No	No	No	No	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon New Canaan	All	No	Yes	No	No	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon on Stamford Harbor	All	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No	No	Yes	Yes	No	Yes	Yes	Yes	No	Yes
Avalon Orange	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Springs	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Valley	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Walk I & II	None	No	No	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No

Long Island, NY
Avalon at Glen Cove South	None	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon Commons	All	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Court	All	No	Yes	No	No	No	Yes	Yes	Yes	No	No	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon Pines I	None	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Pines II	None	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon Towers	None	No	No	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	No	Yes

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics										Indoor /
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
Northern New Jersey
Avalon at Edgewater	All	Yes	Yes	Yes	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Florham Park	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Cove	No	Yes	Yes	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes

Central New Jersey
Avalon at Freehold	None	No	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Run	None	Yes	No	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	No	No	Yes	No
Avalon Run East	All	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Run East II	Yes	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Watch	None	No	Some	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	No	Yes	No

New York, NY
Avalon Bowery Place I	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon Gardens	Some	No	No	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon Green	None	No	No	No	No	No	Yes	No	Yes	No	No	No	No	No	No	Yes	No	Yes	No
Avalon on the Sound	No	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	Yes
Avalon Riverview I	All	Yes	Yes	No	No	No	Yes	No	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon View	Some	No	No	No	No	No	Yes	No	Yes	No	Yes	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Willow	No	Yes	Yes	No	No	No	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	Yes	Yes
The Avalon	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills I & II	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon at Fairway Hills III	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	Yes	Yes	No
Avalon at Symphony Glen	None	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon Landing	None	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Southgate Crossing	None	Yes	No	No	No	Yes	No	No	No	No	No	No	No	No	No	No	No	No	No

Washington, DC
AutumnWoods	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	Yes	Yes	No	Yes	No
Avalon at Arlington Square	None	No	Yes	No	No	Yes	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Ballston — Washington Towers	All	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	No	Yes	No	Yes	No	No	Yes	No	No	Yes
Avalon at Cameron Court	All	Yes	Yes	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes	Yes	No	Yes
Avalon at Decoverly	None	No	No	No	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	No
Avalon at Foxhall	None	Yes	Yes	Yes	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	Yes
Avalon at Gallery Place I	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Grosvenor Station	None	No	Yes	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	Yes
Avalon at Providence Park	None	No	No	No	No	Yes	No	Yes	Yes	No	No	No	No	No	No	Yes	Yes	No	No
Avalon at Rock Spring	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	Yes
Avalon at Traville	None	No	Yes	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Crescent	None	Yes	No	No	No	Yes	Yes	Yes	Yes	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes
Avalon Fields I & II	None	No	No	No	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Knoll	None	No	Yes	No	No	Yes	Yes	No	Yes	No	Yes	No	Yes	No	Yes	No	No	Yes	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics										Indoor /
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
MIDWEST
Chicago, IL
Avalon at Arlington Heights	All	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon at Danada Farms	None	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon at Stratford Green	All	No	No	No	No	Yes	Yes	Yes	Yes	No	No	No	No	No	No	Yes	No	No	No
Avalon at West Grove	None	Yes	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	No

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	None	Yes	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Bellevue	Yes	No	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Belltown	Yes	Yes	Yes	Yes	No	No	Yes	No	No	No	No	No	No	No	No	No	No	No	No
Avalon Brandemoor	All	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon HighGrove	None	No	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon ParcSquare	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	Yes	No	No	Yes	Yes	No	No
Avalon Redmond Place	None	No	No	No	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No
Avalon RockMeadow	None	No	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon WildReed	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	No
Avalon Wynhaven	None	No	Yes	Yes	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	Yes	Yes	Yes

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon at Union Square	None	Yes	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	Yes	No
Avalon at Willow Creek	None	Yes	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Dublin	None	No	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Yes	Yes	No	Yes	No	No
Avalon Fremont I	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Pleasanton	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	Yes	No	Yes	Yes	No
Waterford	None	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No

San Francisco, CA
Avalon at Cedar Ridge	None	No	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon at Diamond Heights	None	No	Yes	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon at Mission Bay North	All	Yes	Yes	Yes	Yes	No	No	No	No	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon at Nob Hill	None	Yes	Yes	Yes	No	No	Yes	No	No	No	No	No	Yes	No	No	No	No	No	No
Avalon Foster City	Some	No	No	No	No	Yes	No	Yes	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Pacifica	None	No	No	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon Sunset Towers	All	Yes	Yes	Yes	No	Yes	Yes	No	No	No	No	No	No	No	No	No	No	No	No
Avalon Towers by the Bay	None	Yes	Yes	Yes	No	No	No	No	No	Yes	No	No	Yes	No	No	Yes	Yes	No	Yes
Crowne Ridge	None	No	No	Yes	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics										Indoor /
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
San Jose, CA
Avalon at Blossom Hill	None	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon at Cahill Park	All	Yes	Yes	Yes	Yes	No	No	No	Yes	Yes	No	No	Yes	No	No	Yes	Yes	No	No
Avalon at Creekside	Some	No	No	No	No	Yes	Yes	Yes	Yes	No	Yes	No	Yes	No	Yes	Yes	Yes	No	No
Avalon at Foxchase I & II	None	No	No	Yes	No	Yes	Yes	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon at Parkside	None	No	No	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	Yes	Yes	No
Avalon at Pruneyard	Yes	No	No	No	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	Yes	Yes	No	No	No
Avalon at River Oaks	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Campbell	None	Yes	No	Yes	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon Mountain View	None	No	No	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon on the Alameda	None	Yes	Yes	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Rosewalk	None	Yes	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Silicon Valley	Some	Yes	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Towers on the Peninsula	All	Yes	Yes	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	Yes
CountryBrook	None	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
San Marino	None	Yes	No	No	No	Yes	No	No	Yes	No	No	No	Yes	No	No	No	No	Yes	No

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon at Media Center	None	No	Yes	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	Yes
Avalon at Warner Center	None	Yes	No	No	No	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes	Yes	No	Yes	No	No	No
Avalon Camarillo	None	Yes	No	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	No
Avalon Glendale	None	Yes	No	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	No	No	No
Avalon Woodland Hills	None	Yes	No	Yes	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
The Promenade	All	Yes	Yes	Yes	No	No	No	No	Yes	Yes	No	No	No	No	No	Yes	Yes	Yes	No
Avalon Del Rey	All	Yes	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	Yes	No	No

Orange County, CA
Avalon at Pacific Bay	None	Yes	No	No	No	No	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	Yes	No
Avalon at South Coast	None	Yes	No	No	No	Yes	No	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes	No	No
Avalon Mission Viejo	None	Yes	No	No	No	No	No	Yes	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Newport	None	No	No	No	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	No	Yes	No	No
Avalon Santa Margarita	None	No	No	No	No	No	Yes	Yes	Yes	Yes	No	No	Yes	No	No	Yes	No	Yes	No

San Diego, CA
Avalon at Cortez Hill	All	Yes	Yes	No	No	No	No	No	Yes	Yes	Yes	No	Yes	No	No	Yes	Yes	No	No
Avalon at Mission Bay	None	Yes	No	Yes	Yes	No	Yes	No	Yes	Yes	Yes	No	Yes	Yes	Yes	Yes	Yes	No	No
Avalon at Mission Ridge	None	No	No	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	No	No	Yes	No

Features and Recreational Amenities — Current and Development Communities

		Community	Building
	Buildings w/	entrance	entrance	Under-	Aerobics										Indoor /
	security	controlled	controlled	ground	dance		Picnic	Walking /		Sauna /	Tennis		Fitness	Sand	outdoor	Clubhouse /	Business
	systems	access	access	parking	studio	Car wash	area	jogging trail	Pool	whirlpool	court	Racquetball	center	volleyball	basketball	clubroom	center	Tot lot	Concierge
DEVELOPMENT COMMUNITIES
Avalon at Decoverly II	None	No	No	No	No	No	Yes	No	Yes	No	Yes	Yes	Yes	No	No	Yes	No	Yes	No
Avalon at Dublin Station I	All	No	Yes	No	No	No	No	No	Yes	No	No	No	Yes	No	No	No	No	No	No
Avalon at Glen Cove North	All	No	Yes	Yes	No	No	Yes	No	Yes	No	No	Yes	Yes	No	No	Yes	No	No	Yes
Avalon at Lexington Hills	Some	No	Some	Some	Yes	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	Yes
Avalon Lyndhurst	All	No	Yes	No	Yes	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	No
Avalon at Mission Bay North II (9)(12)	None	Yes	Yes	Yes	No	No	Yes	Yes	No	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes
Avalon Acton	All	Yes	Some	Some	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Bowery Place II	All	Yes	Yes	Yes	No	No	No	No	No	No	No	No	No	No	No	No	No	No	Yes
Avalon Canoga Park	All	Yes	Yes	No	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon Chestnut Hill	None	No	Yes	Yes	No	No	No	No	Yes	No	No	No	Yes	No	No	Yes	No	Yes	Yes
Avalon Danvers	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	Yes	Yes	Yes
Avalon Encino	All	Yes	Yes	Yes	No	No	Yes	No	Yes	Yes	No	No	Yes	No	No	Yes	No	No	No
Avalon Meydenbauer	All	Yes	Yes	Yes	No	No	Yes	No	No	No	No	No	Yes	No	No	Yes	No	No	No
Avalon on the Sound II	All	All	All	No	No	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon Riverview North	None	No	Yes	No	Yes	No	Yes	No	Yes	No	No	No	Yes	No	No	Yes	No	No	Yes
Avalon Shrewsbury	None	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Woburn	Some	No	Yes	No	No	No	Yes	No	Yes	No	No	No	Yes	No	Yes	Yes	No	Yes	No
Avalon Wilshire	All	Yes	Yes	Yes	No	No	Yes	No	No	No	No	No	Yes	No	No	Yes	No	No	No

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

		Total
	Number of	capitalized
	apartment	cost (1)	Construction	Initial	Estimated	Estimated
	homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1. Avalon Wilshire Los Angeles, CA	123	$46.6	Q1 2005	Q1 2007	Q2 2007	Q4 2007
2. Avalon Chestnut Hill Chestnut Hill, MA	204	60.6	Q2 2005	Q3 2006	Q1 2007	Q3 2007
3. Avalon at Decoverly II Rockville, MD	196	30.5	Q3 2005	Q2 2006	Q1 2007	Q3 2007
4. Avalon Lyndhurst (4) Lyndhurst, NJ	328	78.8	Q3 2005	Q4 2006	Q4 2007	Q2 2008
5. Avalon Shrewsbury Shrewsbury, MA	251	36.1	Q3 2005	Q2 2006	Q2 2007	Q4 2007
6. Avalon Riverview North New York, NY	602	175.6	Q3 2005	Q3 2007	Q3 2008	Q1 2009
7. Avalon at Glen Cove North Glen Cove, NY	111	42.4	Q4 2005	Q2 2007	Q3 2007	Q1 2008
8. Avalon Danvers Danvers, MA	433	84.8	Q4 2005	Q1 2007	Q2 2008	Q4 2008
9. Avalon Woburn Woburn, MA	446	81.3	Q4 2005	Q3 2006	Q1 2008	Q3 2008
10. Avalon on the Sound II New Rochelle, NY	588	184.2	Q1 2006	Q3 2007	Q3 2008	Q1 2009
11. Avalon Meydenbauer Bellevue, WA	368	84.3	Q1 2006	Q4 2007	Q3 2008	Q1 2009
12. Avalon at Dublin Station I Dublin, CA	305	85.8	Q2 2006	Q3 2007	Q2 2008	Q4 2008
13. Avalon at Lexington Hills Lexington, MA	387	86.2	Q2 2006	Q2 2007	Q3 2008	Q1 2009
14. Avalon Bowery Place II (5) New York, NY	90	61.9	Q3 2006	Q4 2007	Q1 2008	Q2 2008
15. Avalon Encino Los Angeles, CA	131	61.5	Q3 2006	Q3 2008	Q4 2008	Q1 2009
16. Avalon Canoga Park Canoga Park, CA	210	53.9	Q4 2006	Q1 2008	Q2 2008	Q4 2008
17. Avalon Acton (5) Acton, MA	380	68.8	Q4 2006	Q1 2008	Q4 2008	Q2 2009

Total	5,153	$1,323.3

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	The remediation of our Avalon Lyndhurst development site, as discussed in Note 8, “Commitment and Contingencies” of the Consolidated Financial Statements included as Item 8 of this report, is substantially complete. The net cost associated with this remediation effort after considering insurance proceeds received to date, including costs associated with construction delays, is expected to total approximately $7.5 million. We are pursuing the recovery of these additional costs through insurance as well as from the third parties involved, but any additional recoverable amounts are not currently estimable. The total expected capitalized cost cited above does not reflect the potential impact of these additional net costs.

(5)	This community is being financed in part by third party, tax-exempt debt.
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

Land Acquisitions. We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2006, we acquired nine land parcels for an aggregate purchase price of $91,574,000. The land parcels purchased, which are currently being developed or are held for future development, are as follows:

		Estimated	Total
		number	capitalized
	Gross	of apartment	cost (1)	Date	Construction
	acres	homes	($ millions)	acquired	start (2)
1. Avalon Cohasset
Cohasset, MA	62.0	200	$38	January 2006	2008
2. Avalon Canoga Park
Canoga Park, CA	3.3	210	54	January 2006	2006
3. Avalon Jamboree Village
Irvine, CA	4.5	280	76	May 2006	2008
4. Avalon at Lexington Hills
Lexington, MA	22.5	387	86	June 2006	2006
5. Avalon at Charles Pond (3)
Coram, NY	39.0	200	47	June 2006	2007
6. Avalon at the Hingham Shipyard
Hingham, MA	12.9	235	44	June 2006	2007
7. Avalon at Oyster Bay
Oyster Bay, NY	5.0	150	42	August 2006	2008
8. Avalon Acton (3)
Acton, MA	50.3	380	69	December 2006	2006
9. Avalon White Plains
White Plains, NY	3.2	393	155	December 2006	2007

Total	202.7	2,435	$611

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future construction start dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

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

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Dollar Amount
		(b)	Shares Purchased	that May Yet be Purchased
	(a)	Average Price	as Part of Publicly	Under the Plans or
	Total Number of	Paid per	Announced Plans	Programs
	Shares Purchased	Share	or Programs	(in thousands)
Period	(1)	(1)	(2)	(2)
Month Ended October 31, 2006	549	$121.78	—	$100,000
Month Ended November 30, 2006	757	$131.77	—	$100,000
Month Ended December 31, 2006	254	$127.91	—	$100,000

(1)	Includes shares surrendered to the Company in connection with employee stock option exercises or vesting of restricted stock as payment of exercise price or as payment of taxes.

(2)	As disclosed for the first time in our Form 10-K for the year ended December 31, 2005, our Board of Directors has adopted a Stock Repurchase Program under which we may acquire, from time to time, shares of common stock in the open market with an aggregate purchase price of up to $100,000,000. In 2006 and 2005, no purchases were made (a) under this program, or (b) outside of this program. In determining whether to repurchase shares, we consider a variety of factors, including our liquidity needs, the then current market price of our shares and the effect of the share repurchases on our per share earnings and FFO. There is no scheduled expiration date to this program.
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

	For the year ended
	12-31-06	12-31-05	12-31-04	12-31-03	12-31-02
	As Restated	As Restated	As Restated	As Restated	As Restated
Revenue:
Rental and other income	$731,041	$666,376	$613,240	$556,582	$531,595
Management, development and other fees	6,259	4,304	604	931	2,145

Total revenue	737,300	670,680	613,844	557,513	533,740

Expenses:
Operating expenses, excluding property taxes	221,515	202,235	192,084	172,346	148,412
Property taxes	68,257	65,487	59,458	53,257	47,580
Interest expense, net	111,046	127,099	131,103	130,178	114,282
Depreciation expense	164,129	160,055	153,224	139,654	122,041
General and administrative expense	24,767	25,761	18,074	14,830	13,449
Impairment Loss	—	—	—	—	6,800

Total expenses	589,714	580,637	553,943	510,265	452,564

Equity in income of unconsolidated entities	7,455	7,198	1,100	25,535	55
Venture partner interest in profit-sharing	—	—	(1,178)	(1,688)	(857)
Minority interest in consolidated partnerships	(573)	(1,481)	(150)	(950)	(865)
Gain on sale of communities	13,519	4,479	1,138	1,234	—

Income from continuing operations before cumulative effect of change in accounting principle	167,987	100,239	60,811	71,379	79,509

Discontinued operations:
Income from discontinued operations	1,148	14,942	21,134	31,368	44,723
Gain on sale of communities	97,411	195,287	121,287	159,756	48,893

Total discontinued operations	98,559	210,229	142,421	191,124	93,616

Income before cumulative effect of change in accounting principle	266,546	310,468	203,232	262,503	173,125
Cumulative effect of change in accounting principle	—	—	4,547	—	—

Net income	266,546	310,468	207,779	262,503	173,125
Dividends attributable to preferred stock	(8,700)	(8,700)	(8,700)	(10,744)	(17,896)

Net income available to common stockholders	$257,846	$301,768	$199,079	$251,759	$155,229

Per Common Share and Share Information:

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$2.15	$1.26	$0.79	$0.88	$0.90
Discontinued operations	1.33	2.88	1.99	2.79	1.36

Net income available to common stockholders	$3.48	$4.14	$2.78	$3.67	$2.26

Weighted average common shares outstanding — basic	74,125,795	72,952,492	71,564,202	68,559,657	68,772,139

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$2.12	$1.24	$0.79	$0.87	$0.88
Discontinued operations	1.30	2.81	1.96	2.73	1.34

Net income available to common stockholders	$3.42	$4.05	$2.75	$3.60	$2.22

Weighted average common shares outstanding — diluted	75,586,898	74,759,318	73,354,956	70,203,467	70,674,211

Cash dividends declared	$3.12	$2.84	$2.80	$2.80	$2.80

	For the year ended
	12-31-06	12-31-05	12-31-04	12-31-03	12-31-02
	As Restated	As Restated	As Restated	As Restated	As Restated
Other Information:
Net income	$266,546	$310,468	$207,779	$262,503	$173,125
Depreciation — continuing operations	164,129	160,055	153,224	139,654	122,041
Depreciation — discontinued operations	—	3,241	10,676	14,380	22,482
Interest expense, net — continuing operations	111,046	127,099	131,103	130,178	114,282
Interest expense, net — discontinued operations	—	—	525	2,399	3,122

EBITDA (1)	$541,721	$600,863	$503,307	$549,114	$435,052

Funds from Operations (2)	$320,199	$271,096	$235,514	$222,473	$250,963
Number of Current Communities (3)	150	143	138	131	137
Number of apartment homes	43,141	41,412	40,142	38,504	40,179

Balance Sheet Information:
Real estate, before accumulated depreciation	$6,615,593	$5,940,146	$5,734,122	$5,468,735	$5,403,633
Total assets	$5,845,491	$5,198,598	$5,116,019	$4,945,585	$4,984,969
Notes payable and unsecured credit facilities	$2,825,586	$2,334,017	$2,451,354	$2,337,817	$2,471,163

Cash Flow Information:
Net cash flows provided by operating activities	$351,943	$306,248	$275,617	$239,677	$307,810
Net cash flows provided by (used in) investing activities	$(511,371)	$(19,761)	$(251,683)	$33,935	$(435,796)
Net cash flows provided by (used in) financing activities	$162,280	$(282,293)	$(29,471)	$(279,465)	$68,008
Notes to Selected Financial Data

(1)	EBITDA is defined as net income before interest income and expense, income taxes, depreciation and amortization from both continuing and discontinued operations. Under this definition, EBITDA includes gains on sale of assets and gains on sale of partnership interests. Management generally considers EBITDA to be an appropriate supplemental measure to net income of our operating performance because it helps investors to understand our ability to incur and service debt and to make capital expenditures. EBITDA should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles, or “GAAP”), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of EBITDA may not be comparable to EBITDA as calculated by other companies.

(2)	We generally consider Funds from Operations, or “FFO,” as defined below, to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of previously depreciated property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report.

(3)	Current Communities consist of all communities other than those which are still under construction and have not received a certificate of occupancy.

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
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data)

	For the year ended
	12-31-06	12-31-05	12-31-04	12-31-03	12-31-02
	As Restated	As Restated	As Restated	As Restated	As Restated
Net income	$266,546	$310,468	$207,779	$262,503	$173,125
Dividends attributable to preferred stock	(8,700)	(8,700)	(8,700)	(10,744)	(17,896)
Depreciation — real estate assets,
including discontinued operations and
joint venture adjustments	165,982	163,252	159,221	129,207	143,026
Minority interest expense, including discontinued operations	391	1,363	3,048	1,263	1,601
Gain on sale of unconsolidated entities
holding previously depreciated real estate assets	(6,609)	—	—	—	—
Cumulative effect of change in accounting principle	—	—	(4,547)	—	—
Gain on sale of previously depreciated real estate assets	(97,411)	(195,287)	(121,287)	(159,756)	(48,893)

Funds from Operations attributable to common stockholders	$320,199	$271,096	$235,514	$222,473	$250,963

Weighted average common shares outstanding — diluted	75,586,898	74,759,318	73,354,956	70,203,467	70,674,211
FFO per common share — diluted	$4.24	$3.63	$3.21	$3.17	$3.55

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

Financial Highlights and Outlook
Strong apartment fundamentals in 2006 were evidenced by the year-over-year rental revenue growth of 6.8% achieved within our Established Community portfolio (as defined later in this report) during the year ended December 31, 2006, comprised of an increase in rental rates of 6.3% and an increase in occupancy of 0.5%. This revenue growth combined with constrained expense growth contributed to our Established Community portfolio achieving year-over-year growth in net operating income (“NOI”) of 9.4% in 2006. For the fourth quarter of 2006, our Established Communities experienced an increase in rental revenue of 7.4% and a corresponding increase in NOI of 11.3% over the prior year period, our strongest operating performance since 2001.
We expect the positive revenue and NOI growth of Established Communities to continue in 2007 but at a more moderate pace. Modest net new supply, low home affordability and continued but moderating job growth should support favorable apartment fundamentals. We expect modest increases in net rental supply in our markets in 2007 that will remain below the national average. The single-family housing market continues to moderate, such that the increase in home prices is flat or down and for-sale inventory has increased. However, the current gap between the cost to rent and the cost to own continues to make rental apartments an economically attractive housing alternative in our markets. These recent trends increase the likelihood that potential home buyers will extend the period they rent a home. Finally, we expect that job growth will continue in our markets, however, at a more modest rate in 2007. Accordingly, we expect apartment market fundamentals to remain strong in our markets such that apartment rental demand will outpace new supply. Our current financial outlook provides for rental revenue growth of 5.0% to 6.5% in our Established Community portfolio in 2007, and projected NOI growth of 5.5% to 7.5%.
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
Real estate capital flows remain strong, with income investors seeking to acquire existing apartment communities. As a result, opportunities to realize value upon disposition have continued to be available. In 2006, we sold four communities (one through a joint venture) for an aggregate sales price of $261,850,000 resulting in a gain in accordance with GAAP of $104,020,000. We expect asset sales of approximately $150,000,000 to $200,000,000 in 2007.
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
The NOI of our current operating communities, as defined later in this report, is one of the financial measures that we use to evaluate community performance. NOI is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels, and our ability to control operating costs. Our overall financial performance is also impacted by the general availability and cost of capital and the performance of newly developed and acquired apartment communities.
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

	2006	2005	$ Change	% Change	2005	2004	$ Change	% Change
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:
Rental and other income	$731,041	$666,376	$64,665	9.7%	$666,376	$613,240	$53,136	8.7%
Management, development and other fees	6,259	4,304	1,955	45.4%	4,304	604	3,700	612.6%

Total revenue	737,300	670,680	66,620	9.9%	670,680	613,844	56,836	9.3%

Expenses:
Direct property operating expenses, excluding property taxes	180,305	166,158	14,147	8.5%	166,158	159,438	6,720	4.2%
Property taxes	68,257	65,487	2,770	4.2%	65,487	59,458	6,029	10.1%

Total community operating expenses	248,562	231,645	16,917	7.3%	231,645	218,896	12,749	5.8%

Corporate-level property management and other indirect operating expenses	34,177	31,243	2,934	9.4%	31,243	27,956	3,287	11.8%
Investments and investment management	7,033	4,834	2,199	45.5%	4,834	4,690	144	3.1%
Interest expense, net	111,046	127,099	(16,053)	(12.6%)	127,099	131,103	(4,004)	(3.1%)
Depreciation expense	164,129	160,055	4,074	2.5%	160,055	153,224	6,831	4.5%
General and administrative expense	24,767	25,761	(994)	(3.9%)	25,761	18,074	7,687	42.5%

Total other expenses	341,152	348,992	(7,840)	(2.2%)	348,992	335,047	13,945	4.2%

Equity in income of unconsolidated entities	7,455	7,198	257	3.6%	7,198	1,100	6,098	n/a
Venture partner interest in profit-sharing	—	—	—	n/a	—	(1,178)	1,178	(100.0%)
Minority interest in consolidated partnerships	(573)	(1,481)	908	(61.3%)	(1,481)	(150)	(1,331)	n/a
Gain on sale of land	13,519	4,479	9,040	201.8%	4,479	1,138	3,341	293.6%

Income from continuing operations before cumulative effect of change in accounting principle	167,987	100,239	67,748	67.6%	100,239	60,811	39,428	64.8%

Discontinued operations:
Income from discontinued operations	1,148	14,942	(13,794)	(92.3%)	14,942	21,134	(6,192)	(29.3%)
Gain on sale of communities	97,411	195,287	(97,876)	(50.1%)	195,287	121,287	74,000	61.0%

Total discontinued operations	98,559	210,229	(111,670)	(53.1%)	210,229	142,421	67,808	47.6%

Income before cumulative effect of change in accounting principle	266,546	310,468	(43,922)	(14.1%)	310,468	203,232	107,236	52.8%
Cumulative effect of change in accounting principle	—	—	—	n/a	—	4,547	(4,547)	n/a

Net income	266,546	310,468	(43,922)	(14.1%)	310,468	207,779	102,689	49.4%
Dividends attributable to preferred stock	(8,700)	(8,700)	—	—	(8,700)	(8,700)	—	—

Net income available to common stockholders	$257,846	$301,768	$(43,922)	(14.6%)	$301,768	$199,079	$102,689	51.6%

Net income available to common stockholders decreased $43,922,000 or 14.6%, to $257,846,000 in 2006. This decrease is primarily attributable to reduced asset sales and related gains in 2006, partially offset by growth in net operating income from Established Communities and contributions to net operating income from newly developed communities. Net income available to common stockholders increased $102,689,000, or 51.6%, to $301,768,000 in 2005. This increase is primarily attributable to higher gains on sales of assets in 2005, including the gain related to the sale of a technology investment, as well as increased net operating income from Established Communities and newly developed communities.
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

	For the year ended
	12-31-06	12-31-05	12-31-04
	(Restated)	(Restated)	(Restated)
Net income	$266,546	$310,468	$207,779
Indirect operating expenses, net of corporate income	28,809	26,675	26,612
Investments and investment management	7,033	4,834	4,690
Interest expense, net	111,046	127,099	131,103
General and administrative expense	24,767	25,761	18,074
Equity in income of unconsolidated entities	(7,455)	(7,198)	(1,100)
Minority interest in consolidated partnerships	573	1,481	150
Venture partner interest in profit-sharing	—	—	1,178
Depreciation expense	164,129	160,055	153,224
Cumulative effect of change in accounting principle	—	—	(4,547)
Gain on sale of real estate assets	(110,930)	(199,766)	(122,425)
Income from discontinued operations	(1,148)	(14,942)	(21,134)

Net operating income	$483,370	$434,467	$393,604

The NOI increases in both 2006 and 2005 as compared to the prior years, consist of changes in the following categories (dollars in thousands):

	2006	2005
	Increase	Increase
	(Restated)	(Restated)
Established Communities	$32,273	$13,052
Other Stabilized Communities	5,497	3,842
Development and Redevelopment Communities	11,133	23,969

Total	$48,903	$40,863

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
Overall Portfolio – The weighted average number of occupied apartment homes increased to 37,716 apartment homes for 2006 as compared to 36,520 apartment homes for 2005 and 34,540 apartment homes for 2004. This change is primarily the result of an increase in the overall occupancy rate and increased homes available from newly developed and acquired communities, partially offset by communities sold in 2006 and 2005. The weighted average monthly revenue per occupied apartment home increased to $1,610 in 2006 as compared to $1,516 in 2005 and $1,477 in 2004.
Established Communities – Rental revenue increased $35,871,000, or 6.8%, in 2006 and increased $16,523,000, or 3.6%, in 2005. The increases in 2006 and 2005 are due to both increased rental rates and increased economic occupancy as compared to the prior years. For 2006, the weighted average monthly revenue per occupied apartment home increased 6.3% to $1,647 compared to $1,549 in 2005, primarily due to increased market rents and decreased concessions. The average economic occupancy increased from 96.0% in 2005 to 96.5% in 2006. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. We expect rental revenue from Established Communities to increase 5.0% to 6.5% in 2007 as compared to 2006.
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
The Northeast region, which accounted for approximately 36.5% of Established Community rental revenue during 2006, experienced an increase in rental revenue of 4.5% in 2006 as compared to 2005. Average rental rates increased 4.4% to $2,032 in 2006 and economic occupancy increased 0.1% to 96.5% during 2006. We expect job growth in 2007 to increase slightly over the growth levels experienced in 2006 in the Northeast, and net supply to increase. However, we expect overall apartment fundamentals will remain favorable, resulting in moderate rental rate growth in the Northeast during 2007. The Company believes that Northern New Jersey will lead the region in revenue growth as a result of the strong apartment fundamentals in neighboring New York City. We expect Boston, Massachusetts will lag the region in revenue growth, as economic recovery is not occurring as quickly as in other areas of the region.
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
For Established Communities, direct property operating expenses, excluding property taxes, increased $3,030,000, or 2.4%, to $131,106,000 in 2006 due primarily to increases in payroll, maintenance and utility costs, partially offset by decreases in marketing and office and administration expenses. During 2005, direct property operating expenses increased $965,000, or 0.9%, to $104,346,000 in 2005 due primarily to increases in utility, maintenance and payroll costs, partially offset by decreases in marketing and bad debt expenses. We expect operating expenses for Established Communities to increase by 3.5% to 5.0% in 2007 as compared to 2006, primarily as a result of continued higher utility and payroll costs as well as increased insurance costs.
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

Income from discontinued operations represents the net income generated by communities sold during the period from January 1, 2004 through December 31, 2006. See Note 7, “Real Estate Disposition Activities,” of our Consolidated Financial Statements. The decreases in 2006 and 2005 are due to the sale of three consolidated communities in 2006, seven communities and one office building in 2005 and five communities in 2004, eliminating the income generated from these assets upon dispositions.
Gain on sale of real estate assets decreased in 2006 as compared to 2005 primarily due to the volume and size of dispositions, coupled with the carrying value of the communities sold. Gain on sale of real estate assets increased in 2005 and decreased in 2004 due to the volume and size of dispositions in each year. The amount of gain realized in any given reporting period depends on many factors, including the number of communities sold, the size and carrying value of those communities and the sales prices, which are driven by local and national market conditions.
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

Investing Activities – Net cash used in investing activities of $511,371,000 in 2006 related to investments in assets through the development, redevelopment and acquisition of apartment communities, partially offset by proceeds from asset dispositions. During 2006, we invested $832,337,000 in the purchase and development of the following real estate and capital expenditures:
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
We disposed of four communities (one through a joint venture) for an aggregate sales price of $261,850,000 and a total gain in accordance with GAAP of $104,020,000. We also disposed of three parcels of land for an aggregate sales price of $19,635,000 and a total gain in accordance with GAAP of $13,519,000. In addition, we received proceeds in the amount of $20,482,000 from the sale of a 70% interest in our investment in Avalon Del Rey Apartments, LLC. For further discussion see Note 6, “Investments in Unconsolidated Entities,” included in Item 8 of this report.

Financing Activities – Net cash provided by financing activities totaled $162,280,000 in 2006. The net cash inflow is due primarily to the proceeds from $500,000,000 of unsecured notes that we issued in September 2006, partially offset by the $150,000,000 of unsecured notes that were repaid upon maturity in July 2006. In addition, net cash provided by financing activities includes the issuance of common stock for option exercises and the issuance of secured mortgage loans, partially offset by dividends paid and repayment of borrowings under our unsecured credit facility. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” of our Consolidated Financial Statements, for additional information.

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
We have invested in the Fund, a private, discretionary investment vehicle that acquires and operates apartment communities in our markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the principal vehicle through which we will invest in the acquisition of apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund. The Fund will not restrict our development activities, and will terminate after a term of eight years, subject to two one-year extensions. The Fund has nine institutional investors, including us, with a combined capital equity commitment of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $22,944,000 has been invested as of January 31, 2007) representing a 15.2% combined general partner and limited partner equity interest. Under the Fund documents, the Fund has the ability to employ leverage through debt financings up to 65% on a portfolio basis, which, if achieved, would enable the Fund to invest up to $940,000,000 (of which approximately $514,000,000 has been invested as of January 31, 2007). We currently expect that leverage of less than 65% will be employed, reducing the projected investment value to between $850,000,000 and $900,000,000.
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
Off Balance Sheet Arrangements
In addition to the investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 6, “Investments in Unconsolidated Entities,” and Note 8, “Commitments and Contingencies,” of our Consolidated Financial Statements located elsewhere in this report.
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City) overall once tenant improvements related to a retail tenant are complete, which is expected in 2007. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of, and our obligation under these guarantees, both at inception and as of December 31, 2006 were not significant. As a result we have not recorded any obligation associated with these guarantees at December 31, 2006.

•	MVP I, LLC has a construction loan in the amount of $94,400,000 (of which $76,739,000 is outstanding as of December 31, 2006), which matures in September 2010, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. In connection with the construction management services that we provided to MVP I, LLC, the entity that owns and developed Avalon at Mission Bay North II in San Francisco, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Construction was completed in 2006, and our obligations under this guarantee will terminate once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in 2007. The estimated fair value of and our obligation under this guarantee, both at inception and as of December 31, 2006 was not significant and therefore no liability has been recorded related to this construction completion guarantee as of December 31, 2006.

•	The Fund has 12 mortgage loans with amounts outstanding in the aggregate of $259,645,000. These mortgage loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from February 2007 to October 2014. These mortgage loans are secured by the underlying real estate. In addition, the Fund has a credit facility with $57,400,000 outstanding as of December 31, 2006, which matures in January 2008. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

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

•	In connection with the pursuit of a Development Right in Pleasant Hill, California, $125,000,000 in bond financing was issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the possible future construction of a multifamily rental community by PHVP I, LLC. The bond proceeds were immediately invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This Development Right is planned as a mixed-use development, with residential, for-sale, retail and office components. The bond proceeds will remain in the GIC until at least June 1, 2007, but no later than December 5, 2007, at which time a loan will be made to PHVP I, LLC to fund construction of the multifamily portion of the development, or the bonds will be redeemed by the Agency. Although we do not have any equity or economic interest in PHVP I, LLC at this time, we do have an option to make a capital contribution to PHVP I, LLC in exchange for a 99% general partner interest in the entity. Should we decide not to exercise this option, the bonds will be redeemed, and a loan will not be made to PHVP I, LLC. The bonds are payable from the proceeds of the GIC and are non-recourse to both PHVP I, LLC and to us. There is no loan payable outstanding by PHVP I, LLC as of December 31, 2006.

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

•	In the fourth quarter of 2006, we admitted a 70% venture partner to the Avalon Del Rey Apartments, LLC for an investment of $49,000,000, including the assumption of debt. In conjunction with this investment, we provided an operating guarantee to the joint venture partner. This guarantee provides that if the initial year return earned by the joint venture partner is less than a threshold return of 7% on its initial equity investment, we will pay the joint venture partner an amount equal to the shortfall, up to the 7% threshold return required. As of December 31, 2006, the cash flows and expected return on investment of the community are expected to meet and exceed the initial year threshold return required by our joint venture partner. Therefore we have not recorded any liability associated with this guarantee as of December 31, 2006.
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
Forward-Looking Statements
This Form 10-K/A contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-K/A, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:
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
Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:
•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital, resulting in losses;

•	construction costs of a community may exceed our original estimates;

•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•	financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•	our cash flows may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•	we may be unsuccessful in our management of the Fund and the Fund REIT;

•	we may be unsuccessful in managing changes in our portfolio composition.

•	we may not be able to obtain an amendment of certain land lease terms or sell our interest in the assets subject to such leases; and

•	we may fail to secure development opportunities due to an inability to reach agreements with third parties to obtain land at attractive prices or to obtain desired zoning and other local approvals.
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

We currently use interest rate protection agreements (consisting of interest rate swap and interest rate cap agreements) to reduce the impact of interest rate fluctuations on certain variable rate indebtedness, not for trading or speculative purposes. Under swap agreements:
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
We do not have any exposure to foreign currency or equity price risk, and our exposure to commodity price risk is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9a.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In connection with the restatement and the filing of this Form 10-K/A, we re-evaluated, with the participation of management including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were functioning effectively to ensure that the information included in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and disclosed within the time periods specified in the SEC’s rules and forms.

In concluding that our disclosure controls and procedures were effective as of December 31, 2006, management considered, among other things, the facts and circumstances that resulted in the restatement of its previously issued financial statements as more fully described in Note 15, “Restatement of Financial Statements,” to the consolidated financial statements included within this Form 10-K/A. This restatement relates to leases entered into in 1999 and 2002, and the disclosure controls and procedures in effect as of December 31, 2006 were not the same disclosure controls and procedures in place at the time we entered into these land lease arrangements.

We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

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
The following table gives information about equity awards under the Company’s 1994 Plan and ESPP as of December 31, 2006:

					(c)
					Number of securities
	(a)		(b)		remaining available for
	Number of securities to be		Weighted-average		future issuance under equity
	issued upon exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
Equity compensation plans approved by security holders (1)	2,603,738	(2) (3)	$69.65	(3) (4)	1,791,861	(5)

Equity compensation plans not approved by security holders (6)	—		n/a		789,312

Total	2,603,738		$69.65	(3) (4)	2,581,173

(1)	Consists of the 1994 Plan.

(2)	Includes 116,499 deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis, but does not include 274,986 shares of restricted stock that are outstanding and that are already reflected in the Company’s outstanding shares.

(3)	Does not include outstanding options to acquire 4,240 shares, at a weighted-average exercise price of $36.83 per share, that were assumed, in connection with the 1998 merger of Avalon Properties, Inc. with and into the Company, under the Avalon Properties, Inc. 1995 Equity Incentive Plan and the Avalon Properties, Inc. 1993 Stock Option and Incentive Plan.

(4)	Excludes deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.

(5)	The 1994 Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1994 Plan will increase annually. On each January 1, the aggregate number of shares reserved for issuance under the 1994 Plan will increase by a number of shares equal to a percentage (ranging from 0.48% to 1.00%) of all outstanding shares of common stock and operating partnership units at the end of the year. The exact percentage used is determined based on the percentage of all awards made under the 1994 Plan during the calendar year that were in the form of stock options with an exercise price equal to the fair market value of a share of common stock on the date of the grant. In accordance with this procedure, on January 1, 2007, the maximum number of shares remaining available for future issuance under the 1994 Plan was increased by 748,133 to 2,539,994.

(6)	Consists of the ESPP.
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

INDEX TO EXHIBITS
3(i).1 — Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Filed with the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
3(i).2 — Articles of Amendment, dated as of October 2, 1998. (Filed with the Company’s original Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
3(i).3 — Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Filed with the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
3(ii).1 — Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)
4.1 — Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)
4.2 — Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)
4.3 — First Supplemental Indenture, dated as of January 20, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)
4.4 — Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)
4.5 — Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)
4.6 — Fourth Supplemental Indenture, dated as of September 18, 2006, between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)
4.7 — Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)
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
10.1 — Amended and Restated Distribution Agreement, dated August 6, 2003, among the Company and the Agents, including Administrative Procedures, relating to the MTNs. (Incorporated by reference to Exhibit 10.1 to Form 10-K of the Company filed March 5, 2004.

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
10.4+ — Employment Agreement, dated as of July 1, 2003, between the Company and Thomas J. Sargeant. (Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-3 (File No. 333-103755), filed July 7, 2003.)
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
10.8+ — Employment Agreement, dated as of February 26, 2001, between the Company and Timothy J. Naughton. (Filed with the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
10.9+ — First Amendment to Employment Agreement between the Company and Timothy J. Naughton, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed May 6, 2005.)
10.10+ — Employment Agreement, dated as of September 10, 2001, between the Company and Leo S. Horey. (Filed with the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
10.11+ — First Amendment to Employment Agreement between the Company and Leo S. Horey, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company filed May 6, 2005.)
10.12+ — Employment Agreement, dated as of December 31, 2001, between the Company and Samuel B. Fuller. (Incorporated by reference to Exhibit 10.9 to Form 10-K of the Company filed March 26, 2002.)
10.13+ — First Amendment to Employment Agreement between the Company and Samuel B. Fuller, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company filed May 6, 2005.)
10.14+ — Separation Agreement between the Company and Samuel B. Fuller, dated as of April 6, 2005. (Incorporated by reference to Exhibit 10.9 to Form 10-Q of the Company filed May 6, 2005.)
10.15+ — Retirement Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Filed with the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
10.16+ — First Amendment to Retirement Agreement between the Company and Gilbert M. Meyer, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company filed May 6, 2005.)

10.17+ — Avalon Properties, Inc. 1993 Stock Option and Incentive Plan. (Filed with the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
10.18+ — Avalon Properties, Inc. 1995 Equity Incentive Plan. (Filed with the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
10.19+ — Amendment, dated May 6, 1999, to the Avalon Properties Amended and Restated 1995 Equity Incentive Plan. (Filed with the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
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
10.22+— Amendment, dated December 6, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Filed with the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
10.23+ — 1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed June 26, 1997.)
10.24+ — 1996 Non-Qualified Employee Stock Purchase Plan — Plan Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed November 26, 1996.)
10.25+ — Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 9, 2005.)
10.26+ — The Company’s Officer Severance Plan. (Filed with the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
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
10.32 — Second Amended and Restated Revolving Loan Agreement, dated as of November 14, 2006, among the Company, as Borrower, JPMorgan Chase Bank, N.A., and Wachovia Bank, National Association, each as a Bank and Syndication Agent, Bank of America, N.A., as a Bank, Swing Lender and Issuing Bank, Morgan Stanley Bank, Wells Fargo Bank, National Association, and Deutsche Bank Trust Company Americas, each as a Bank and Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed November 17, 2006.)

10.33+ — Rules and Procedures for Non-Employee Directors’ Deferred Compensation Program. (Filed with the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
10.34+— Compensation Arrangements for Directors and Named Executive Officers. (Filed with the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
12.1 — Statements re: Computation of Ratios. (Filed herewith.)
21.1 — Schedule of Subsidiaries of the Company. (Filed with the Company’s Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.)
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

AvalonBay Communities, Inc.
Date: May 10, 2007	By:	/s/ Thomas J. Sargeant
Thomas J. Sargeant, Chief Financial Officer

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
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
As discussed in Note 15 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 have been restated.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 26, 2007, except for notes 1, 9 and 15, as to which the date is May 8, 2007

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of AvalonBay Communities, Inc. and our report dated February 26, 2007, except for notes 1, 9 and 15, as to which the date is May 8, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 26, 2007

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12-31-06	12-31-05
	(restated)	(restated)
ASSETS
Real estate:
Land	$958,254	$872,822
Buildings and improvements	4,597,435	4,291,892
Furniture, fixtures and equipment	143,480	131,689

	5,699,169	5,296,403
Less accumulated depreciation	(1,104,507)	(941,264)

Net operating real estate	4,594,662	4,355,139
Construction in progress, including land	641,781	261,743
Land held for development	209,568	179,739
Operating real estate assets held for sale, net	64,351	182,705

Total real estate, net	5,510,362	4,979,326

Cash and cash equivalents	8,567	5,715
Cash in escrow	136,989	48,266
Resident security deposits	26,574	26,290
Investments in unconsolidated real estate entities	42,724	41,942
Deferred financing costs, net	26,343	17,976
Deferred development costs	39,365	31,467
Prepaid expenses and other assets	54,567	47,616

Total assets	$5,845,491	$5,198,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$2,153,078	$1,809,182
Variable rate unsecured credit facility	—	66,800
Mortgage notes payable	672,508	458,035
Dividends payable	60,417	54,476
Payables for construction	59,232	24,690
Accrued expenses and other liabilities	189,767	149,134
Accrued interest payable	37,236	34,649
Resident security deposits	38,803	35,544
Liabilities related to real estate assets held for sale	42,985	38,352

Total liabilities	3,254,026	2,670,862

Minority interest of unitholders in consolidated partnerships	18,311	29,911

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2006 and 2005; 4,000,000 shares issued and outstanding at both December 31, 2006 and 2005	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both December 31, 2006 and 2005; 74,668,372 and 73,663,048 shares issued and outstanding at December 31, 2006 and 2005, respectively	747	737
Additional paid-in capital	2,482,516	2,429,568
Accumulated earnings less dividends	93,430	71,950
Accumulated other comprehensive loss	(3,579)	(4,470)

Total stockholders’ equity	2,573,154	2,497,825

Total liabilities and stockholders’ equity	$5,845,491	$5,198,598

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12-31-06	12-31-05	12-31-04
	(restated)	(restated)	(restated)
Revenue:
Rental and other income	$731,041	$666,376	$613,240
Management, development and other fees	6,259	4,304	604

Total revenue	737,300	670,680	613,844

Expenses:
Operating expenses, excluding property taxes	221,515	202,235	192,084
Property taxes	68,257	65,487	59,458
Interest expense, net	111,046	127,099	131,103
Depreciation expense	164,129	160,055	153,224
General and administrative expense	24,767	25,761	18,074

Total expenses	589,714	580,637	553,943

Equity in income of unconsolidated entities	7,455	7,198	1,100
Venture partner interest in profit-sharing	—	—	(1,178)
Minority interest in consolidated partnerships	(573)	(1,481)	(150)
Gain on sale of land	13,519	4,479	1,138

Income from continuing operations before cumulative effect of change in accounting principle	167,987	100,239	60,811

Discontinued operations:
Income from discontinued operations	1,148	14,942	21,134
Gain on sale of communities	97,411	195,287	121,287

Total discontinued operations	98,559	210,229	142,421

Income before cumulative effect of change in accounting principle	266,546	310,468	203,232
Cumulative effect of change in accounting principle	—	—	4,547

Net income	266,546	310,468	207,779
Dividends attributable to preferred stock	(8,700)	(8,700)	(8,700)

Net income available to common stockholders	$257,846	$301,768	$199,079

Other comprehensive income:
Unrealized gain on cash flow hedges	891	2,626	1,116

Comprehensive income	$258,737	$304,394	$200,195

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$2.15	$1.26	$0.79
Discontinued operations	1.33	2.88	1.99

Net income available to common stockholders	$3.48	$4.14	$2.78

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$2.12	$1.24	$0.79
Discontinued operations	1.30	2.81	1.96

Net income available to common stockholders	$3.42	$4.05	$2.75

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

						Accumulated	Accumulated
	Shares issued				Additional	earnings	other	Total
	Preferred	Common	Preferred	Common	paid-in	less	comprehensive	stockholders’
	stock	stock	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2003, As Restated	4,000,000	70,937,526	$40	$709	$2,316,773	$(16,525)	$(8,212)	$2,292,785

Net income, as restated	—	—	—	—	—	207,779	—	207,779
Unrealized gain on cash flow hedges	—	—	—	—	—	—	1,116	1,116
Change in redemption value of minority interest	—	—	—	—	—	(1,413)	—	(1,413)
Dividends declared to common and preferred stockholders	—	—	—	—	—	(210,338)	—	(210,338)
Issuance of common stock	—	1,644,550	—	17	59,147	(662)	—	58,502
Amortization of deferred compensation	—	—	—	—	4,932	—	—	4,932

Balance at December 31, 2004, As Restated	4,000,000	72,582,076	40	726	2,380,852	(21,159)	(7,096)	2,353,363

Net income, as restated	—	—	—	—	—	310,468	—	310,468
Unrealized gain on cash flow hedges	—	—	—	—	—	—	2,626	2,626
Change in redemption value of minority interest	—	—	—	—	—	—	—	—
Dividends declared to common and preferred stockholders	—	—	—	—	—	(216,982)	—	(216,982)
Issuance of common stock	—	1,080,972	—	11	40,378	(377)	—	40,012
Amortization of deferred compensation	—	—	—	—	8,338	—	—	8,338

Balance at December 31, 2005 As Restated	4,000,000	73,663,048	40	737	2,429,568	71,950	(4,470)	2,497,825

Net income, as restated	—	—	—	—	—	266,546	—	266,546
Unrealized gain on cash flow hedges	—	—	—	—	—	—	891	891
Change in redemption value of minority interest	—	—	—	—	—	(2,593)	—	(2,593)
Dividends declared to common and preferred stockholders	—	—	—	—	—	(241,155)	—	(241,155)
Issuance of common stock	—	1,005,324	—	10	38,839	(1,318)	—	37,531
Amortization of deferred compensation	—	—	—	—	14,109	—	—	14,109

Balance at December 31, 2006 As Restated	4,000,000	74,668,372	$40	$747	$2,482,516	$93,430	$(3,579)	$2,573,154

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12-31-06	12-31-05	12-31-04
	(restated)	(restated)	(restated)
Cash flows from operating activities:
Net income	$266,546	$310,468	$207,779
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	164,129	160,055	153,224
Depreciation expense from discontinued operations	—	3,241	10,676
Amortization of deferred financing costs and debt premium/discount	4,474	4,022	3,962
Amortization of deferred compensation	10,095	4,292	2,593
Income allocated to minority interest in consolidated partnerships	573	1,481	187
Income allocated to venture partner interest in profit-sharing	—	—	1,178
Equity in income of unconsolidated entities, net of eliminations	(6,480)	(6,565)	(1,100)
Return on investment of unconsolidated entities	298	330	43
Gain on sale of real estate assets	(110,930)	(199,766)	(122,425)
Cumulative effect of change in accounting principle	—	—	(4,547)
Increase in cash in operating escrows	(844)	(4,344)	(1,451)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	(2,197)	8,547	(10,589)
Increase in accrued expenses, other liabilities and accrued interest payable	26,279	24,487	36,087

Net cash provided by operating activities	351,943	306,248	275,617

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(735,167)	(382,871)	(355,938)
Acquisition of real estate assets, including partner equity interest	(74,924)	(57,415)	(128,238)
Capital expenditures — existing real estate assets	(21,289)	(17,570)	(12,984)
Capital expenditures — non-real estate assets	(957)	(1,520)	(860)
Proceeds from sale of real estate and technology investments, including reimbursement for Fund communities, net of selling costs	272,223	469,292	219,649
Increase (decrease) in payables for construction	34,542	5,198	(3,962)
Decrease (increase) in cash in construction escrows	19,572	(21,784)	201
Repayment of participating mortgage note, including interest and prepayment premium	—	—	34,846
Increase in investments in unconsolidated real estate entities	(5,371)	(13,091)	(4,397)

Net cash used in investing activities	(511,371)	(19,761)	(251,683)

Cash flows from financing activities:
Issuance of common stock	26,551	36,611	54,031
Dividends paid	(234,958)	(215,391)	(209,095)
Net borrowings (repayments) under unsecured credit facility	(66,800)	(35,200)	50,900
Issuance of mortgage notes payable and draws on construction loans	113,849	26,269	105,843
Repayments of mortgage notes payable	(6,827)	(41,932)	(40,270)
Issuance (repayment) of unsecured notes	343,743	(50,000)	25,000
Payment of deferred financing costs	(12,698)	(1,292)	(9,318)
Redemption of units for cash by minority partners	(80)	(50)	(1,691)
Distributions to DownREIT partnership unitholders	(392)	(1,194)	(1,425)
Distributions to joint venture and profit-sharing partners	(108)	(114)	(3,446)

Net cash provided by (used in) financing activities	162,280	(282,293)	(29,471)

Net increase (decrease) in cash and cash equivalents	2,852	4,194	(5,537)

Cash and cash equivalents, beginning of year	5,715	1,521	7,058

Cash and cash equivalents, end of year	$8,567	$5,715	$1,521

Cash paid during year for interest, net of amount capitalized	$102,640	$121,526	$124,895

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the year ended December 31, 2006:
•	As described in Note 4, “Stockholders’ Equity,” 122,172 shares of common stock valued at $12,568 were issued in connection with stock grants, 2,306 shares valued at $256 were issued through the Company’s dividend reinvestment plan, 47,111 shares valued at $3,449 were withheld to satisfy employees’ tax withholding and other liabilities and 5,910 shares valued at $193 were forfeited, for a net value of $9,182. In addition, the Company granted 849,769 options for common stock, net of forfeitures, at a value of $9,946.

•	308,345 units of limited partnership, valued at $14,166, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company issued $187,300 of variable rate, tax-exempt debt, of which $107,451 in proceeds were not received, but placed in an escrow until requisitioned for construction funding.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $891 to adjust the Company’s Hedging Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	Common and preferred dividends declared but not paid totaled $60,417.
During the year ended December 31, 2005:
•	165,790 shares of common stock were issued in connection with stock grants, 1,295 shares were issued through the Company’s dividend reinvestment plan, 8,971 shares were issued to a member of the Board of Directors in fulfillment of a deferred stock award, 50,916 shares were withheld to satisfy employees’ tax withholding and other liabilities and 9,965 shares were forfeited, for a net value of $9,317. In addition, the Company granted 696,484 options for common stock, net of forfeitures, at a value of $4,521.

•	49,263 units of limited partnership, valued at $2,202, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company deconsolidated mortgage notes payable in the aggregate amount of $24,869 upon admittance of outside investors into the Fund (as defined in Note 6, “Investments in Unconsolidated Entities”).

•	The Company assumed fixed rate debt of $4,566 as part of the acquisition of an improved land parcel.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $2,626 to adjust the Company’s Hedging Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $54,476.
During the year ended December 31, 2004:
•	147,517 shares of common stock were issued in connection with stock grants, 78,509 shares were issued in connection with non-cash stock option exercises, 1,545 shares were issued through the Company’s dividend reinvestment plan, 75,515 shares were withheld to satisfy employees’ tax withholding and other liabilities and 3,012 shares were forfeited, for a net value of $6,138. In addition, the Company granted 465,232 options for common stock, net of forfeitures, at a value of $2,081.

•	104,160 units of limited partnership, valued at $4,035, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company sold two communities with mortgage notes payable of $28,335 in the aggregate, that were assumed by the respective buyers as part of the total sales price.

•	The Company assumed fixed rate debt of $8,155 in connection with the acquisition of a community and $20,141 in connection with the acquisition of three improved land parcels.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $1,116 to adjust the Company’s Hedging Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $52,982.

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
In conjunction with the acquisition and development of investments in unconsolidated entities, the Company may incur costs in excess of its equity in the underlying assets. These costs are capitalized and depreciated over the life of the underlying assets to the extent that the Company expects to recover the costs.
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
The following reconciles net income available to common stockholders to taxable net income for the years ended December 31, 2006, 2005 and 2004 (unaudited):

	2006	2005	2004
	Estimate	Actual	Actual
Net income available to common stockholders	$257,846	$301,768	$199,079
Dividends attributable to preferred stock, not deductible for tax	8,700	8,700	8,700
GAAP gain on sale of communities less than tax gain	7,326	9,345	8,305
Depreciation/Amortization timing differences on real estate	(23,684)	(13,503)	(2,560)
Tax compensation expense in excess of GAAP	(20,968)	(18,969)	(19,758)
Other adjustments	15,755	8,423	898

Taxable net income	$244,975	$295,764	$194,664

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
Cash, Cash Equivalents and Cash in Escrow
Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Cash in escrow consists primarily of construction financing proceeds that is restricted for use in the construction of a specific community. The majority of the Company’s cash, cash equivalents and cash in escrows are held at major commercial banks.

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

	For the year ended
	12-31-06	12-31-05	12-31-04
Basic and diluted shares outstanding
Weighted average common shares — basic	74,125,795	72,952,492	71,564,202
Weighted average DownREIT units outstanding	172,255	474,440	573,529
Effect of dilutive securities	1,288,848	1,332,386	1,217,225

Weighted average common shares — diluted	75,586,898	74,759,318	73,354,956

Calculation of Earnings per Share — basic
Net income available to common stockholders	$257,846	$301,768	$199,079

Weighted average common shares — basic	74,125,795	72,952,492	71,564,202

Earnings per common share — basic	$3.48	$4.14	$2.78

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$257,846	$301,768	$199,079
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	391	1,363	3,048

Adjusted net income available to common stockholders	$258,237	$303,131	$202,127

Weighted average common shares — diluted	75,586,898	74,759,318	73,354,956

Earnings per common share — diluted	$3.42	$4.05	$2.75

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

Stock-Based Compensation
Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over a three-year period. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the year ended 2006 is the same as the cost that would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. However, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the years ended December 31, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards granted since the original effective date of SFAS No. 123. If the fair value based method had been applied to all outstanding and unvested awards in the years ended December 31, 2005 and 2004, net income would have been $112 and $967 lower for the years ended December 31, 2005 and 2004, respectively. There would not have been any material impact on earnings per common share – diluted for the years ended December 31, 2005 and 2004.
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
Under the provisions of SFAS No. 123(R), the Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. Prior to the adoption of SFAS No. 123(R), option forfeitures were recognized as they occurred. The forfeiture rate at December 31, 2006 was 1.9%. The application of estimated forfeitures did not materially impact compensation expense for the year ended December 31, 2006.
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

Assets Held for Sale & Discontinued Operations
The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) which requires that the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, be presented separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s Consolidated Statements of Operations and Other Comprehensive Income. Held for sale and discontinued operations classifications are provided in both the current and prior years presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded. For those assets qualifying for classification as discontinued operations, the community specific components of net income presented as discontinued operations include net operating income, minority interest expense, interest expense, net and depreciation expense. For periods prior to the asset qualifying for discontinued operations under SFAS No. 144, the Company reclassified the results of operations to discontinued operations in accordance with SFAS No. 144. Subsequent to the reclassification to discontinued operations, the impact of assets classified as discontinued operations on the statements of operations and other comprehensive income will include depreciation. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the Company’s financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows.
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

	12-31-06	12-31-05
Fixed rate unsecured notes (1)	$2,153,078	$1,809,182
Fixed rate mortgage notes payable — conventional and tax-exempt	234,272	239,025
Variable rate mortgage notes payable — conventional and tax-exempt	438,236	219,010

Total notes payable and unsecured notes	2,825,586	2,267,217
Variable rate unsecured credit facility	—	66,800

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,825,586	$2,334,017

(1)	Balances at December 31, 2006 and December 31, 2005 include $2,922 and $818 of debt discount, respectively.
The following debt activity occurred during the year ended December 31, 2006:
•	The Company issued $34,000 of variable rate mortgage debt maturing in March 2011;

•	The Company issued $93,800 of variable rate tax-exempt debt maturing in November 2037;

•	The Company issued $48,500 of variable rate tax-exempt debt maturing in November 2039;

•	The Company issued $45,000 of variable rate tax-exempt debt maturing in July 2040;

•	The Company repaid $150,000 of unsecured notes with an annual interest rate of 6.8%, pursuant to their scheduled maturity; and

•	The Company issued a total of $500,000 of unsecured notes under its shelf registration statement. The offering consisted of two separate tranches in the aggregate principal amount of $250,000 each, with effective interest rates of 5.586% and 5.820%, maturing in January 2012 and September 2016, respectively.
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

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	December 31, 2006	quarterly	rate	preference	prior to
H	4,000,000	March, June, September,	8.70%	$25.00	October 15, 2008
		December
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

5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt (collectively, the “Hedged Debt”),. The Company has not entered into any interest rate hedge agreements for its conventional unsecured debt and does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at December 31, 2006 (dollars in thousands):

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
Derivative financial instruments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the Hedging Derivatives. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote.
6. Investments in Unconsolidated Entities
Investments in Unconsolidated Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46(R) in accordance with EITF Issue No. 04-5, SOP 78-9 and APB 18, and EITF Topic D-46.
During 2006, the Company engaged in the following transactions impacting our investments in unconsolidated real estate entities.
•	Town Run Associates – In the fourth quarter of 2006, the Company purchased its partner’s interest in Avalon Run for $58,500. Town Run Associates was formed as a general partnership in November 1994 to develop, own and operate Avalon Run, a 426 apartment-home community located in Lawrenceville, New Jersey. Avalon Run is currently a wholly-owned community and has since been consolidated for financial reporting purposes.

•	Avalon Terrace, LLC – In December 2006, the Company and its joint venture partner sold Avalon Bedford to an unrelated third party for a sales price of $79,100. The Company’s share of the gain calculated in accordance with GAAP was $6,609 and is included in equity income of unconsolidated entities on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. The Company acquired Avalon Bedford, a 368 apartment-home community located in Stamford, Connecticut in December 1998. In May 2000, the Company transferred Avalon Bedford to Avalon Terrace, LLC and subsequently admitted a joint venture partner, while retaining a 25% ownership interest in this limited liability company for an investment of $5,394 and a right to 50% of cash flow distributions after achievement of a threshold return.
As of December 31, 2006, the Company had investments in the following real estate entities:
•	Town Grove, LLC – The limited liability corporation was formed in December 1997 to develop, own and operate Avalon Grove, a 402 apartment-home community located in Stamford, Connecticut. Since formation of this venture, the Company has invested $12,600, and following a preferred return on all contributed equity (which was achieved in 2006), has a 50% ownership and a 50% cash flow and residual economic interest. The Company is responsible for the day-to-day operations of the Avalon Grove community and is the management agent subject to the terms of a management agreement. The development of Avalon Grove was funded through contributions from the Company and the other venture partner, and therefore Avalon Grove is not subject to any outstanding debt as of December 31, 2006. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.

•	Arna Valley View LP – In connection with the municipal approval process for the development of a consolidated community, the Company agreed to participate in the formation of a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community located in Arlington, Virginia. This community has affordable rents for 100% of apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community. A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. As of December 31, 2006, Arna Valley View has $5,793 of variable rate, tax-exempt bonds outstanding, which mature in June 2032. In addition, Arna Valley View has $4,834 of 4% fixed rate county bonds outstanding that mature in December 2030. Arna Valley View’s debt is neither guaranteed by, nor recoursed to the Company. Due to the Company’s limited ownership in this venture and the terms of the management agreement regarding the rights of the limited partners, it is accounted for using the cost method.

•	CVP I, LLC – In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place, a 361 apartment-home community located in New York, New York, for which construction was completed in late 2005. The Company has contributed $6,270 to this joint venture and holds a 20% equity interest (with a right to 50% of distributions after achievement of a threshold return, which was not achieved in 2006). The Company is the managing member of CVP I, LLC, however property management services at the community are performed by an unrelated third party. In connection with the construction management services that the Company provided to CVP I, LLC during the development of Avalon Chrystie Place, the Company provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to the construction financing. Upon completion of the construction of Avalon Chrystie Place in 2006, the Company was released from all obligations associated with this guarantee.

As of December 31, 2006, CVP I, LLC has tax-exempt variable rate bonds in the amount of $117,000 outstanding, which have a permanent credit enhancement and mature in February 2036. The Company has guaranteed, under limited circumstance, the repayment to the credit enhancer of any advance in fulfillment of CVP I LLC’s repayment obligations under the bonds. The Company has also guaranteed the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project overall once tenant improvements related to a retail tenant are complete, which is expected in 2007. The Company’s 80% partner in this venture has agreed that it will reimburse the Company its pro rata share of any amounts paid relative to these guaranteed obligations. The Company does not currently expect to incur any liability under either of these guarantees. The estimated fair value of, and the Company’s obligation under these guarantees, both at inception and as of December 31, 2006 were not significant. As a result the Company has not recorded any obligation associated with these guarantees at December 31, 2006. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.

•	Avalon Del Rey Apartments, LLC – In March 2004, the Company entered into an agreement with an unrelated third party which provided that, upon construction completion, Avalon Del Rey would be owned and operated by a joint venture between the Company and the third-party. Avalon Del Rey is a 309 apartment-home community located in Los Angeles, California. Construction for Avalon Del Rey was completed during the third quarter of 2006. During the fourth quarter of 2006, the third-party venture partner invested $49,000 and was granted a 70% ownership interest in the venture, with the Company retaining a 30% equity interest (see Note 7, “Real Estate Disposition Activities”). The Company will continue to be responsible for the day-to-day operations of the community and will be the management agent subject to the terms of a management agreement. Avalon Del Rey Apartments, LLC has a variable rate $50,000 secured construction loan, of which $40,845 is outstanding as of December 31, 2006 and which matures in September 2007. In conjunction with the construction management services that the Company provided to Avalon Del Rey Apartments, LLC, the Company has provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to construction financing. The obligation of the Company under this guarantee will terminate following satisfaction of the lender’s standard completion requirements, which the Company expects to occur in 2007.

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

•	Juanita Construction, Inc. – In April 2004, a taxable REIT subsidiary of the Company entered into an agreement to develop Avalon at Juanita Village, a 211 apartment-home community located in Kirkland, Washington, for which construction was completed in late 2005. Avalon at Juanita Village was developed through Juanita Construction, Inc., a wholly-owned taxable REIT subsidiary and was sold to a joint venture in the first quarter of 2006, at which point, the subsidiary was reimbursed for all the costs of construction and retained a promoted residual interest in the profits of the joint venture. The third-party joint venture partner received a 100% equity interest in the joint venture and will control the joint venture. The Company was engaged to manage the community for a property management fee. This community is unconsolidated for financial reporting purposes effective with the sale to the joint venture.

•	MVP I, LLC – In December 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II. Construction for Avalon at Mission Bay North II, a 313 apartment-home community located in San Francisco, California, was completed in December 2006. The Company has contributed $5,902 to this venture and holds a 25% equity interest. The Company will be responsible for the day-to-day operations of the community and will be the management agent subject to the terms of a management agreement. MVP I, LLC has a variable rate $94,400 secured construction loan, of which $76,739 is outstanding as of December 31, 2006 and which matures in September 2010, assuming exercise of two one-year extensions. In conjunction with the construction management services that the Company provided to MVP I, LLC, the Company has provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to construction financing. Under the terms of the guarantee, in the event of default, the Company would be required to make payment for any excess cost to complete construction over remaining unused loan proceeds. The obligation of the Company under this guarantee will terminate once all of the lender’s standard completion requirements have been satisfied, which the Company expects to occur in 2007. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of December 31, 2006 was not significant and therefore, no liability for this guarantee has been recorded by the Company at December 31, 2006. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.

•	AvalonBay Value Added Fund, L.P. (the “Fund”) – In March 2005, the Company admitted outside investors into the Fund, a private, discretionary investment vehicle, which will acquire and operate communities in the Company’s markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the principal vehicle through which the Company will acquire apartment communities, subject to certain exceptions. The Fund has nine institutional investors, including the Company, and a combined equity capital commitment of $330,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000 to the Fund and the Fund REIT, representing a 15.2% combined general partner and limited partner equity interest, with $22,944 of this commitment funded as of December 31, 2006. Under the Fund documents, the Fund has the ability to employ leverage of up to 65% on a portfolio basis, which, if achieved, would enable the Fund to invest up to approximately $940,000. Upon the admittance of the outside investors, the Fund held four communities, containing a total of 879 apartment homes with an aggregate gross real estate value of $112,852, that were acquired in 2004. Prior to the admittance of outside investors, the Fund was directly or indirectly wholly-owned by the Company, and therefore the revenues and expenses, and assets and liabilities of these four communities were consolidated in the Company’s results of operations and financial position. However, upon admittance of the outside investors in March 2005, the Company deconsolidated the revenue and expenses, and assets and liabilities of these four communities and accounts for its 15.2% equity interest in the Fund under the equity method of accounting. The Company received net proceeds of $87,948 as reimbursement for acquiring and warehousing these communities. The Company receives asset management fees, property management fees and redevelopment fees, as well as a promoted interest if certain thresholds are met (which were not achieved in 2006).

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
In addition, as part of the formation of the Fund, the Company has provided to one of the limited partners a guarantee. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $3,400 as of December 31, 2006). As of December 31, 2006, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under a liquidation scenario. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of December 31, 2006 was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2006.

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
The following is a summary of the Company’s equity in income of unconsolidated entities for the years presented:

	For the year ended
	12-31-06	12-31-05	12-31-04
Town Grove, LLC	$1,457	$1,286	$950
CVP I, LLC	(68)	(339)	—
Town Run Associates	298	266	43
Avalon Terrace, LLC	6,736	58	(28)
MVP I, LLC	(662)	(57)	—
AvalonBay Value Added Fund, L.P.	(799)	(341)	—
AvalonBay Redevelopment LLC	—	73	—
Rent.com	433	6,252	135
Constellation Real Technologies	60	—	—

Total	$7,455	$7,198	$1,100

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

		Period	Apartment		Gross sales	Net
Community Name	Location	of sale	homes	Debt	price	proceeds
Avalon Estates	Boston, MA	Q106	162	$—	$34,550	$33,563
Avalon Cupertino	San Jose, CA	Q106	311	—	88,000	86,602
Avalon Corners	Stamford, CT	Q206	195	—	60,200	58,248
Avalon Bedford(1)	Stamford, CT	Q406	368	37,200	79,100	40,079

Total of all 2006 asset sales			1,036	$37,200	$261,850	$218,492

Total of all 2005 asset sales			1,305	$—	$351,450	$344,185

Total of all 2004 asset sales			1,360	$38,735	$241,050	$210,001

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
In addition, as part of providing construction management services to PHVP I, LLC for the construction of a public garage, the Company has provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. The Company’s obligations under this guarantee will terminate following construction completion of the garage once all of the lender’s standard completion requirements have been satisfied, which the Company currently expects to occur in 2008. In the third quarter of 2006, significant modifications were requested by the local transit authority to change the garage structure design. The Company does not believe that the requested design changes will impact the construction schedule. However, it is expected that these changes will increase the original budget by an amount up to $5,000. The Company believes that substantially all potential additional amounts are reimbursable from unrelated third parties. At this time, the Company does not believe that it is probable that it will incur any additional costs. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of December 31, 2006 was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2006.
Legal Contingencies
The Company is currently involved in litigation alleging that 100 communities currently or formerly owned by us violated the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit, Equal Rights Center v. AvalonBay Communities, Inc., was filed on September 23, 2005 in the federal district court in Maryland. The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief (such as modification of existing communities), an award of attorneys’ fees, expenses and costs of suit. The Company has filed a motion to dismiss all or parts of the suit, which has not been ruled on yet by the court. The Company cannot predict or determine the outcome of this lawsuit, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision.
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
The following table details the future minimum lease payments under the Company’s current leases:

Payments due by period
2007	2008	2009	2010	2011	Thereafter
$ 8,045	$8,288	$8,123	$8,091	$8,065	$1,828,108
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
A reconciliation of NOI to net income for the years ended December 31, 2006, 2005 and 2004 is as follows:

	For the year ended
	12-31-06	12-31-05	12-31-04
	Restated	Restated	Restated
Net income	$266,546	$310,468	$207,779
Indirect operating expenses, net of corporate income	28,809	26,675	26,612
Investments and investment management	7,033	4,834	4,690
Interest expense, net	111,046	127,099	131,103
General and administrative expense	24,767	25,761	18,074
Equity in income of unconsolidated entities	(7,455)	(7,198)	(1,100)
Minority interest in consolidated partnerships	573	1,481	150
Venture partner interest in profit-sharing	—	—	1,178
Depreciation expense	164,129	160,055	153,224
Cumulative effect of change in accounting principle	—	—	(4,547)
Gain on sale of real estate assets	(110,930)	(199,766)	(122,425)
Income from discontinued operations	(1,148)	(14,942)	(21,134)

Net operating income	$483,370	$434,467	$393,604

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

	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate(1)
		(restated)	(restated)	(restated)
For the year ended December 31, 2006

Established
Northeast	$204,374	$137,379	5.1%	$1,263,190
Mid-Atlantic	100,462	61,870	14.9%	627,789
Midwest	11,478	7,121	7.4%	92,408
Pacific Northwest	33,103	21,819	13.0%	316,089
Northern California	153,151	107,135	11.6%	1,441,418
Southern California	57,632	41,115	9.3%	374,606

Total Established	560,200	376,439	9.4%	4,115,500

Other Stabilized	93,878	59,432	n/a	865,338
Development / Redevelopment	76,356	47,499	n/a	1,324,929
Land Held for Future Development	n/a	n/a	n/a	209,568
Non-allocated (2)	6,866	n/a	n/a	35,183

Total	$737,300	$483,370	11.3%	$6,550,518

For the year ended December 31, 2005

Established
Northeast	$167,636	$111,734	3.5%	$1,062,981
Mid-Atlantic	68,575	48,613	3.9%	387,801
Midwest	11,113	6,627	7.1%	91,755
Pacific Northwest	30,080	19,312	8.0%	315,331
Northern California	146,432	99,769	3.5%	1,489,363
Southern California	48,800	35,319	6.7%	331,315

Total Established	472,636	321,374	4.2%	3,678,546

Other Stabilized	77,552	39,944	n/a	690,377
Development / Redevelopment	116,144	73,149	n/a	1,158,482
Land Held for Future Development	n/a	n/a	n/a	179,739
Non-allocated (2)	4,348	n/a	n/a	30,741

Total	$670,680	$434,467	10.1%	$5,737,885

For the year ended December 31, 2004

Established
Northeast	$135,059	$89,547	(2.5%)	$722,482
Mid-Atlantic	51,390	36,316	(0.2%)	273,774
Midwest	10,734	6,188	6.8%	91,121
Pacific Northwest	28,836	17,874	1.1%	314,717
Northern California	126,196	87,067	(5.9%)	1,270,848
Southern California	56,124	39,634	1.8%	401,204

Total Established	408,339	276,626	(1.2%)	3,074,146

Other Stabilized	111,894	61,494	n/a	1,104,652
Development / Redevelopment	93,096	55,484	n/a	1,020,581
Land Held for Future Development	n/a	n/a	n/a	156,350
Non-allocated (2)	515	n/a	n/a	27,401

Total	$613,844	$393,604	9.7%	$5,383,130

(1)	Does not include gross real estate assets for discontinued operations of $65,075, $202,261 and $350,992 as of December 31, 2006, 2005 and 2004 respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

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

For options outstanding at December 31, 2006 under the 1994 Plan, 350,919 options had exercise prices ranging between $31.50 and $39.99 and a weighted average remaining contractual life of 3.0 years, 300,697 options had exercise prices ranging between $40.00 and $49.99 and a weighted average remaining contractual life of 4.7 years, 336,181 options had exercise prices between $50.00 and $59.99 and a weighted average remaining contractual life of 7.1 years, 637,142 options had exercise prices ranging between $69.93 and $79.99 and a weighted average remaining contractual life of 8.1 years, 851,800 options had exercise prices ranging between $81.42 and $99.99 and a weighted average remaining contractual life of 9.1 years, and 10,500 options had exercise prices between $103.00 and $123.03 and a weighted average remaining contractual life of 9.5 years. Options outstanding and exercisable at December 31, 2006 for the Avalon 1993 and Avalon 1995 Plans had exercise prices ranging from $35.31 to $37.66 and a weighted average contractual life of approximately one year and an intrinsic value of $395. Options outstanding under the 1994 Plan at December 31, 2006, had an intrinsic value of $153,922. Options exercisable at December 31, 2006 under the 1994 plan had a weighted average contractual life of 5.3 years and an intrinsic value of $85,454. The intrinsic value of options exercised during 2006, 2005 and 2004 was $49,440, $80,271 and $133,003, respectively.
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

The Company issued restricted stock as part of its stock-based compensation plan during the years ended December 31, 2006, 2005 and 2004. Compensation cost is recognized over the requisite service period, which varies, but does not exceed five years. The fair value of restricted stock is the closing stock price on the date of the grant. Provisions of SFAS 123(R) require the Company to recognize compensation cost taking into consideration retirement eligibility. The cost related to stock-based compensation for restricted stock included in the determination of net income is based on actual forfeitures for the given year. Restricted stock awards typically vest over a five year period with the exception of accelerated vesting provisions, which are infrequent and occur on a case by case basis. Restricted stock vesting during 2006 had fair values ranging from $36.66 to $102.88 per share. The total fair value of shares vested was $7,655, $8,932, and $4,859 for the periods ended December 31, 2006, December 31, 2005 and December 31, 2004 respectively.
Total compensation cost recognized in income relating to deferred compensation for the years ended December 31, 2006, 2005 and 2004 was $10,095, $4,292 and $2,593 respectively. Total capitalized compensation cost relating to deferred compensation for the years ended December 31, 2006, 2005 and 2004 was $4,014, $4,046 and $2,339 respectively. At December 31, 2006, there was a total of $8,490 and $11,560 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively. The unrecognized compensation cost for stock options does not take into account estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.9 years and 2.5 years, respectively.
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
•	Cash equivalents, rents receivable, accounts and construction payable and accrued expenses, and other liabilities are carried at their face amounts, which reasonably approximate their fair values.

•	Bond indebtedness and notes payable with an aggregate outstanding par amount of approximately $2,829,000 and $2,268,000 had an estimated aggregate fair value of $2,940,000 and $2,394,000 at December 31, 2006 and 2005, respectively.

•	The Company reports all derivative instruments at fair value in accordance with SFAS No. 133, as amended. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion.

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
Director Compensation
The 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan pursuant to which each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the New York Stock Exchange (“NYSE”) on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5. In February 2006, the Company’s Board of Directors approved another amendment to the 1994 Plan under which (i) following the 2006 Annual Meeting of Stockholders the cash payment was adjusted to $40, payable in quarterly installments of $10 and (ii) following the 2007 Annual Meeting of Stockholders, the number of shares of restricted stock (or deferred stock awards) will be calculated based on the closing price on the day of the award (rather than the closing price on the award date of the prior year). The Company recorded non-employee director compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $1,013, $966 and $940 in the years ended December 31, 2006, 2005 and 2004, respectively as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $778 and $579 on December 31, 2006 and December 31, 2005, respectively.

13. Quarterly Financial Information (Unaudited)
The following summary represents the quarterly results of operations for the years ended December 31, 2006 and 2005:

	For the three months ended
	3-31-06	6-30-06	9-30-06	12-31-06
	(restated)	(restated)	(restated)	(restated)
Total revenue	$175,158	$180,675	$187,667	$193,800
Income from continuing operations(1)	$44,619	$34,943	$42,112	$46,313
Income from discontinued operations (1)	$66,495	$32,063	—	—
Net income available to common stockholders (2)	$108,939	$64,831	$39,937	$44,138
Net income per common share — basic (2)	$1.48	$0.87	$0.54	$0.59
Net income per common share — diluted (2)	$1.45	$0.86	$0.53	$0.58

	For the three months ended
	3-31-05	6-30-05	9-30-05	12-31-05
	(restated)	(restated)	(restated)	(restated)
Total revenue	$161,245	$165,586	$170,751	$173,098
Income from continuing operations (1)(2)	$24,883	$26,999	$23,907	$24,448
Income from discontinued operations (1)	$41,749	$26,934	$72,243	$69,303
Net income available to common stockholders (2)	$64,457	$51,758	$93,975	$91,576
Net income per common share — basic (2)	$0.89	$0.71	$1.28	$1.25
Net income per common share — diluted (2)	$0.87	$0.70	$1.26	$1.22

(1)	Amounts may not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

(2)	Amounts may not equal full year results due to rounding.
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
15. Restatement
In April 2007, the Company reviewed its accounting for long-term land leases. The Company decided to change its accounting for such long-term land leases to recognize rental expense on a straight-line basis for leases with fixed or minimum escalations over a period equal to the term of the non-cancelable portion of the lease agreement, as opposed to the Company’s expected holding period for its interest in the asset. This change primarily impacts the land lease accounting related to one consolidated asset with a 90 year lease in which the land lessor is also the partner in the venture holding the asset. In aggregate, the change results in an additional non-cash increase to operating expenses of approximately $10,500 per year in excess of the current annual cash payments, as well as additional depreciation expense. While this change did not have any impact on the Company’s cash flows, the change results in a reduction in net income of approximately $11,900 in both 2006 and 2005, and $12,000 in 2004 related to the increased lease expense and depreciation expense. In addition, the revision to the lease accounting resulted in an increase of real estate assets of $36,978 as of December 31, 2006 and 2005, and a corresponding increase in accrued expenses and other liabilities of $77,548 as of December 31, 2006, and $66,929 as of December 31, 2005, and a decrease in accumulated earnings less dividends of $45,243 as of December 31, 2006, and $33,391 as of December 31, 2005. The effects of the restatement did not affect the total operating, investing or financing cash flows.
In addition, the third-party partner in the venture holding the 90 year land lease has the option to put its interest in the venture to the Company at a value determined based on the value of the underlying real estate asset. As a result, the Company has increased minority interest of unitholders by $13,041 as of December 31, 2006 and $10,447 as of December 31, 2005, with a corresponding decrease in accumulated earnings less dividends as of each date to reflect the venture partner’s interest in the venture.

The following tables summarize the effects of the restatement on the Company’s Consolidated Balance Sheets as of December 31, 2006, and 2005, as well as the effects of this change on the Company’s Consolidated Statements of Operations and Other Comprehensive Income and Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2006, 2005 and 2004.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12-31-06		12-31-06	12-31-05		12-31-05
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
ASSETS
Total real estate, net	$5,478,057	$32,305	$5,510,362	$4,945,788	$33,538	$4,979,326
Other Assets	335,129	—	335,129	219,272	—	219,272

Total assets	$5,813,186	$32,305	$5,845,491	$5,165,060	$33,538	$5,198,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities	$3,176,478	$77,548	$3,254,026	$2,603,933	$66,929	$2,670,862

Minority interest of unitholders in consolidated partnerships	5,270	13,041	18,311	19,464	10,447	29,911
Total stockholders’ equity	2,631,438	(58,284)	2,573,154	2,541,663	(43,838)	2,497,825

Total liabilities and stockholders’ equity	$5,813,186	$32,305	$5,845,491	$5,165,060	$33,538	$5,198,598

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12-31-2006		12-31-2006	12-31-2005		12-31-2005	12-31-2004		12-31-2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Total revenue	737,300	—	737,300	670,680	—	670,680	613,844	—	613,844

Expenses:
Operating expenses, excluding property taxes	210,895	10,620	221,515	191,558	10,677	202,235	181,351	10,733	192,084
Depreciation expense	162,896	1,233	164,129	158,822	1,233	160,055	151,991	1,233	153,224
Other Expenses	204,070	—	204,070	218,347	—	218,347	208,635	—	208,635

Total expenses	577,861	11,853	589,714	568,727	11,910	580,637	541,977	11,966	553,943

Equity in income of unconsolidated entities	7,455	—	7,455	7,198	—	7,198	1,100	—	1,100
Venture partner interest in profit-sharing	—	—	—	—	—	—	(1,178)	—	(1,178)
Minority interest in consolidated partnerships	(573)	—	(573)	(1,481)	—	(1,481)	(150)	—	(150)
Gain on sale of land	13,519	—	13,519	4,479	—	4,479	1,138	—	1,138

Discontinued operations:
Income from discontinued operations	1,148	—	1,148	14,942	—	14,942	21,134	—	21,134

Gain on sale of communities	97,411	—	97,411	195,287	—	195,287	121,287	—	121,287

Total discontinued operations	98,559	—	98,559	210,229	—	210,229	142,421	—	142,421

Income before cumulative effect of change in accounting principle	278,399	(11,853)	266,546	322,378	(11,910)	310,468	215,198	(11,966)	203,232
Cumulative effect of change in accounting principle	—	—	—	—	—	—	4,547	—	4,547

Net income	278,399	(11,853)	266,546	322,378	(11,910)	310,468	219,745	(11,966)	207,779
Dividends attributable to preferred stock	(8,700)	—	(8,700)	(8,700)	—	(8,700)	(8,700)	—	(8,700)

Net income available to common stockholders	$269,699	$(11,853)	$257,846	$313,678	$(11,910)	$301,768	$211,045	$(11,966)	$199,079

Other comprehensive income:
Unrealized gain on cash flow hedges	891	—	891	2,626	—	2,626	1,116	—	1,116

Comprehensive income	$270,590	$(11,853)	$258,737	$316,304	$(11,910)	$304,394	$212,161	$(11,966)	$200,195

Earnings per common share — basic:

Income from continuing operations (net of dividends attributable to preferred stock)	$2.31		$2.15	$1.42		$1.26	$0.96		$0.79
Discontinued operations	1.33		1.33	2.88		2.88	1.99		1.99

Net income available to common stockholders	$3.64		$3.48	$4.30		$4.14	$2.95		$2.78

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$2.27		$2.12	$1.40		$1.24	$0.96		$0.79
Discontinued operations	1.30		1.30	2.81		2.81	1.96		1.96

Net income available to common stockholders	$3.57		$3.42	$4.21		$4.05	$2.92		$2.75

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

				Accumulated	Accumulated
			Additional	earnings	other	Total
	Preferred	Common	paid-in	less	comprehensive	stockholders’
	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2003 As Reported	$40	$709	$2,316,773	$2,024	$(8,212)	$2,311,334
Accumulated Effect of prior period adjustment	—	—	—	(18,549)	—	(18,549)

Balance at December 31, 2003 As Restated	40	709	2,316,773	(16,525)	(8,212)	2,292,785

Net income, As Restated	—	—	—	207,779	—	207,779
Change in redemption value of minority interest	—	—	—	(1,413)	—	(1,413)
Total other activity	—	17	64,079	(211,000)	1,116	(145,788)

Balance at December 31, 2004, As Restated	40	726	2,380,852	(21,159)	(7,096)	2,353,363

Net income, As Restated	—	—	—	310,468	—	310,468
Change in redemption value of minority interest	—	—	—	—	—	—
Total other activity	—	11	48,716	(217,359)	2,626	(166,006)

Balance at December 31, 2005, As Restated	40	737	2,429,568	71,950	(4,470)	2,497,825

Net income, As Restated	—	—	—	266,546	—	266,546
Change in redemption value of minority interest	—	—	—	(2,593)	—	(2,593)
Total other activity	—	10	52,948	(242,473)	891	(188,624)

Balance at December 31, 2006, As Restated	$40	$747	$2,482,516	$93,430	$(3,579)	$2,573,154

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /			Building /
		Construction in	Costs		Construction in			Total Cost, Net of
		Progress &	Subsequent to		Progress &		Accumulated	Accumulated
		Improvements	Acquisition/		Improvements	Total	Depreciation	Depreciation		Year of Completion
	Land	restated	Construction	Land	restated	restated	restated	restated	Encumbrances	/ Acquisition
Current Communities
Avalon at Bedford Center	4,238	20,477	1	4,238	20,478	24,716	763	23,953	—	2006
Avalon at Center Place	—	26,816	1,928	—	28,744	28,744	9,561	19,183	—	1991/1997
Avalon at Crane Brook	12,381	42,298	102	12,381	42,400	54,781	3,569	51,212	33,535	2004
Avalon at Faxon Park	1,136	14,001	520	1,136	14,521	15,657	4,540	11,117	—	1998
Avalon at Flanders Hill	3,572	33,504	126	3,572	33,630	37,202	5,198	32,004	21,245	2003
Avalon at Lexington	2,124	12,599	1,311	2,124	13,910	16,034	5,898	10,136	12,467	1994
Avalon at Newton Highlands	11,038	45,527	99	11,038	45,626	56,664	5,385	51,279	37,650	2003
Avalon at Prudential Center	25,811	104,399	26,443	25,811	130,842	156,653	34,972	121,681	—	1968/1998
Avalon at Stevens Pond	10,704	43,506	75	10,704	43,581	54,285	5,005	49,280	—	2004
Avalon at The Pinehills I	3,623	16,292	28	3,623	16,320	19,943	1,361	18,582	—	2004
Avalon Essex	5,230	16,303	284	5,230	16,587	21,817	4,105	17,712	—	2000
Avalon Ledges	2,627	33,443	297	2,627	33,740	36,367	5,515	30,852	18,635	2002
Avalon Oaks	2,129	18,656	472	2,129	19,128	21,257	5,357	15,900	17,205	1999
Avalon Oaks West	3,303	13,467	74	3,303	13,541	16,844	2,430	14,414	17,036	2002
Avalon Orchards	2,975	18,037	138	2,975	18,175	21,150	3,134	18,016	19,883	2002
Avalon Summit	1,743	14,670	932	1,743	15,602	17,345	5,747	11,598	—	1986/1996
Avalon West	943	9,881	508	943	10,389	11,332	3,702	7,630	8,179	1996
Essex Place	4,643	19,007	77	4,643	19,084	23,727	1,571	22,156	—	2004
Avalon at Greyrock Place	13,819	56,499	75	13,819	56,574	70,393	8,883	61,510	—	2002
Avalon Danbury	4,905	30,520	29	4,905	30,549	35,454	1,573	33,881	—	2005
Avalon Darien	6,922	34,594	3	6,922	34,597	41,519	3,857	37,662	—	2004
Avalon Gates	4,414	31,268	1,423	4,414	32,691	37,105	10,820	26,285	—	1997
Avalon Glen	5,956	23,993	2,194	5,956	26,187	32,143	11,465	20,678	—	1991
Avalon Haven	1,264	12,491	232	1,264	12,723	13,987	3,066	10,921	—	2000
Avalon Milford I	8,746	22,695	(0)	8,746	22,695	31,441	1,931	29,510	—	2004
Avalon New Canaan	4,835	19,485	44	4,835	19,529	24,364	3,172	21,192	—	2002
Avalon on Stamford Harbor	10,836	51,989	61	10,836	52,050	62,886	8,328	54,558	—	2003
Avalon Orange	2,108	19,983	5	2,108	19,988	22,096	1,282	20,814	—	2005
Avalon Springs	2,116	14,664	414	2,116	15,078	17,194	5,105	12,089	—	1996
Avalon Valley	2,277	23,781	252	2,277	24,033	26,310	6,525	19,785	—	1999
Avalon Walk I & II	9,102	48,796	7,563	9,102	56,359	65,461	21,389	44,072	—	1992/1994
Avalon at Glen Cove South	7,871	59,969	62	7,871	60,031	67,902	5,150	62,752	—	2004
Avalon Commons	4,679	28,509	527	4,679	29,036	33,715	9,454	24,261	—	1997
Avalon Court	9,228	50,021	573	9,228	50,594	59,822	14,172	45,650	—	1997/2000
Avalon Pines I	6,178	40,564	(205)	6,178	40,359	46,537	2,625	43,912	—	2005
Avalon Pines II	2,943	20,923	0	2,943	20,923	23,866	556	23,310	—	2006
Avalon Towers	3,118	12,709	5,451	3,118	18,160	21,278	6,102	15,176	—	1990/1995
Avalon at Edgewater	14,529	60,240	445	14,529	60,685	75,214	11,184	64,030	—	2002
Avalon at Florham Park	6,647	34,909	260	6,647	35,169	41,816	7,842	33,974	—	2001
Avalon Cove	8,760	82,442	1,670	8,760	84,112	92,872	28,326	64,546	—	1997
Avalon at Freehold	4,116	30,514	118	4,116	30,632	34,748	5,527	29,221	—	2002
Avalon Run	13,060	45,855	1,130	13,060	46,985	60,045	145	59,900	—	1994

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /			Building /
		Construction in	Costs		Construction in			Total Cost, Net of
		Progress &	Subsequent to		Progress &		Accumulated	Accumulated
		Improvements	Acquisition/		Improvements	Total	Depreciation	Depreciation		Year of Completion
	Land	restated	Construction	Land	restated	restated	restated	restated	Encumbrances	/ Acquisition
Avalon Run East	1,579	14,668	111	1,579	14,779	16,358	5,232	11,126	—	1996
Avalon Run East II	6,765	45,377	2	6,765	45,379	52,144	3,409	48,735	—	2003
Avalon Watch	5,585	22,394	2,159	5,585	24,553	30,138	11,357	18,781	—	1988
Avalon Bowery Place	18,668	70,739	170	18,668	70,909	89,577	433	89,144	93,800	2006
Avalon Gardens	8,428	45,660	1,024	8,428	46,684	55,112	14,590	40,522	—	1998
Avalon Green	1,820	10,525	898	1,820	11,423	13,243	4,361	8,882	—	1995
Avalon on the Sound	—	116,231	867	—	117,098	117,098	18,931	98,167	—	2001
Avalon Riverview I	—	94,166	395	—	94,561	94,561	14,611	79,950	—	2002
Avalon View	3,529	14,140	1,598	3,529	15,738	19,267	6,871	12,396	15,980	1993
Avalon Willow	6,207	40,791	516	6,207	41,307	47,514	10,373	37,141	—	2000
The Avalon	2,889	28,324	143	2,889	28,467	31,356	7,457	23,899	—	1999
Avalon at Fairway Hills I & II	4,147	16,599	2,025	4,147	18,624	22,771	7,546	15,225	11,500	1987/1996
Avalon at Fairway Hills III	4,465	17,864	7,024	4,465	24,888	29,353	7,301	22,052	—	1987/1996
Avalon at Symphony Glen	1,594	6,384	1,377	1,594	7,761	9,355	3,875	5,480	9,780	1986
Avalon Landing	1,849	7,409	930	1,849	8,339	10,188	3,460	6,728	5,903	1984/1995
Southgate Crossing	7,207	29,151	0	7,207	29,151	36,358	203	36,155	—	2006
AutumnWoods	6,096	24,400	2,705	6,096	27,105	33,201	8,858	24,343	—	1989/1996
Avalon at Arlington Square	22,041	90,296	272	22,041	90,568	112,609	17,183	95,426	—	2001
Avalon at Ballston Washington	7,291	29,177	1,642	7,291	30,819	38,110	13,310	24,800	—	1990
Avalon at Cameron Court	10,292	32,930	311	10,292	33,241	43,533	10,421	33,112	—	1998
Avalon at Decoverly	6,157	24,800	1,341	6,157	26,141	32,298	10,160	22,138	—	1991/1995
Avalon at Foxhall	6,848	27,614	9,926	6,848	37,540	44,388	13,727	30,661	—	1982
Avalon at Gallery Place I	9,084	39,731	58	9,084	39,789	48,873	5,138	43,735	—	2003
Avalon at Grosvenor Station	24,751	57,331	75	24,751	57,406	82,157	5,649	76,508	—	2004
Avalon at Providence Park	2,152	8,907	621	2,152	9,528	11,680	3,207	8,473	—	1988/1997
Avalon at Rock Spring	—	81,796	257	—	82,053	82,053	11,068	70,985	—	2003
Avalon at Traville	14,360	55,382	5	14,360	55,387	69,747	5,504	64,243	—	2004
Avalon Crescent	13,851	43,397	353	13,851	43,750	57,601	14,666	42,935	—	1996
Avalon Fields I & II	4,047	18,553	178	4,047	18,731	22,778	6,712	16,066	10,483	1998
Avalon Knoll	1,528	6,136	1,731	1,528	7,867	9,395	3,795	5,600	11,957	1985
Avalon Arlington Heights	9,728	39,661	6,468	9,728	46,129	55,857	8,787	47,070	—	1987/2000
Avalon at Danada Farms	7,535	30,623	814	7,535	31,437	38,972	9,721	29,251	—	1997
Avalon at Stratford Green	4,326	17,569	269	4,326	17,838	22,164	5,520	16,644	—	1997
Avalon at West Grove	5,149	20,656	5,467	5,149	26,123	31,272	8,324	22,948	—	1967
Avalon at Bear Creek	6,786	27,154	917	6,786	28,071	34,857	8,297	26,560	—	1998
Avalon Bellevue	6,664	24,119	79	6,664	24,198	30,862	5,264	25,598	—	2001
Avalon Belltown	5,644	12,733	67	5,644	12,800	18,444	2,555	15,889	—	2001
Avalon Brandemoor	8,630	36,679	337	8,630	37,016	45,646	7,565	38,081	—	2001
Avalon HighGrove	7,569	32,041	269	7,569	32,310	39,879	6,991	32,888	—	2000
Avalon ParcSquare	3,789	15,143	313	3,789	15,456	19,245	3,631	15,614	—	2000
Avalon Redmond Place	4,558	17,568	4,283	4,558	21,851	26,409	7,181	19,228	—	1991/1997
Avalon RockMeadow	4,777	19,726	303	4,777	20,029	24,806	4,656	20,150	—	2000
Avalon WildReed	4,253	18,676	166	4,253	18,842	23,095	4,343	18,752	—	2000
Avalon Wynhaven	11,412	41,142	290	11,412	41,432	52,844	8,424	44,420	—	2001

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /			Building /
		Construction in	Costs		Construction in			Total Cost, Net of
		Progress &	Subsequent to		Progress &		Accumulated	Accumulated
		Improvements	Acquisition/		Improvements	Total	Depreciation	Depreciation		Year of Completion
	Land	restated	Construction	Land	restated	restated	restated	restated	Encumbrances	/ Acquisition
Avalon at Union Square	4,249	16,820	1,512	4,249	18,332	22,581	5,654	16,927	—	1973/1996
Avalon at Willow Creek	6,581	26,583	3,048	6,581	29,631	36,212	8,958	27,254	—	1985/1994
Avalon Dublin	5,276	19,642	2,948	5,276	22,590	27,866	6,574	21,292	—	1989/1997
Avalon Fremont	10,746	43,399	2,467	10,746	45,866	56,612	13,721	42,891	—	1994
Avalon Pleasanton	11,610	46,552	4,188	11,610	50,740	62,350	15,564	46,786	—	1988/1994
Waterford	11,324	45,717	4,645	11,324	50,362	61,686	15,675	46,011	33,100	1985/1986
Avalon at Cedar Ridge	4,230	9,659	12,657	4,230	22,316	26,546	6,810	19,736	—	1972/1997
Avalon at Diamond Heights	4,726	19,130	1,471	4,726	20,601	25,327	6,290	19,037	—	1972/1994
Avalon at Mission Bay North	13,814	78,452	546	13,814	78,998	92,812	10,517	82,295	—	2003
Avalon at Nob Hill	5,403	21,567	1,101	5,403	22,668	28,071	6,750	21,321	20,800	1990/1995
Avalon Foster City	7,852	31,445	4,291	7,852	35,736	43,588	10,340	33,248	—	1973/1994
Avalon Pacifica	6,125	24,796	1,244	6,125	26,040	32,165	7,775	24,390	17,600	1971/1995
Avalon Sunset Towers	3,561	21,321	3,896	3,561	25,217	28,778	8,140	20,638	—	1961/1996
Avalon Towers by the Bay	9,155	57,624	227	9,155	57,851	67,006	14,606	52,400	—	1999
Crowne Ridge	5,982	16,885	10,196	5,982	27,081	33,063	8,283	24,780	—	1973/1996
Avalon at Blossom Hill	11,933	48,247	1,880	11,933	50,127	62,060	14,967	47,093	—	1995
Avalon at Cahill Park	4,760	47,600	210	4,760	47,810	52,570	7,528	45,042	—	2002
Avalon at Creekside	6,546	26,301	10,576	6,546	36,877	43,423	10,485	32,938	—	1962/1997
Avalon at Foxchase I & II	11,340	45,532	3,798	11,340	49,330	60,670	15,288	45,382	26,400	1988/1987
Avalon at Parkside	7,406	29,823	989	7,406	30,812	38,218	9,257	28,961	—	1991/1996
Avalon at Pruneyard	3,414	15,469	13,258	3,414	28,727	32,141	9,002	23,139	—	1968/1997
Avalon at River Oaks	8,904	35,121	984	8,904	36,105	45,009	10,635	34,374	—	1990/1996
Avalon Campbell	11,830	47,828	456	11,830	48,284	60,114	14,365	45,749	38,800	1995
Avalon Mountain View	9,755	39,393	2,461	9,755	41,854	51,609	12,634	38,975	18,300	1986
Avalon on the Alameda	6,119	50,230	157	6,119	50,387	56,506	13,929	42,577	—	1999
Avalon Rosewalk	15,814	62,028	1,522	15,814	63,550	79,364	18,233	61,131	—	1997/1999
Avalon Silicon Valley	20,713	99,573	1,837	20,713	101,410	122,123	29,967	92,156	—	1997
Avalon Towers on the Peninsula	9,560	56,136	56	9,560	56,192	65,752	9,588	56,164	—	2002
Countrybrook	9,384	34,958	4,448	9,384	39,406	48,790	11,872	36,918	15,990	1985/1996
San Marino	6,607	26,673	1,737	6,607	28,410	35,017	8,616	26,401	—	1984/1988
Avalon at Media Center	22,483	28,104	25,874	22,483	53,978	76,461	15,382	61,079	—	1961/1997
Avalon at Warner Center	7,045	12,986	6,912	7,045	19,898	26,943	6,935	20,008	—	1979/1998
Avalon Camarillo	8,454	38,720	—	8,454	38,720	47,174	866	46,308	—	2006
Avalon at Glendale	—	41,433	—	—	41,433	41,433	4,886	36,547	—	2003
Avalon Woodland Hills	23,828	40,372	7,873	23,828	48,245	72,073	16,163	55,910	—	1989/1997
The Promenade	14,052	56,827	124	14,052	56,951	71,003	8,957	62,046	31,495	1988/2002
Avalon Del Rey	6,541	58,535	(1)	6,541	58,534	65,075	724	64,351	40,845	2006
Avalon at Pacific Bay	4,871	19,745	7,680	4,871	27,425	32,296	8,256	24,040	—	1971/1997
Avalon at South Coast	4,709	16,063	4,718	4,709	20,781	25,490	6,554	18,936	—	1973/1996
Avalon Mission Viejo	2,517	9,257	2,238	2,517	11,495	14,012	3,521	10,491	7,635	1984/1996
Avalon Newport	1,975	3,814	4,563	1,975	8,377	10,352	2,537	7,815	—	1956/1996
Avalon Santa Margarita	4,607	16,911	2,843	4,607	19,754	24,361	6,055	18,306	—	1990/1997
Avalon at Cortez Hill	2,768	20,134	11,654	2,768	31,788	34,556	9,344	25,212	—	1973/1998
Avalon at Mission Bay	9,922	40,633	15,726	9,922	56,359	66,281	16,313	49,968	—	1969/1997

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /			Building /
		Construction in	Costs		Construction in			Total Cost, Net of
		Progress &	Subsequent to		Progress &		Accumulated	Accumulated
		Improvements	Acquisition/		Improvements	Total	Depreciation	Depreciation		Year of Completion
	Land	restated	Construction	Land	restated	restated	restated	restated	Encumbrances	/ Acquisition
Avalon at Mission Ridge	2,710	10,924	8,787	2,710	19,711	22,421	6,021	16,400	—	1960/1997

	$921,900	$4,356,642	$312,294	$921,900	$4,668,936	$5,590,836	$1,076,823	$4,514,013	$596,203

Development Communities
Avalon Decoverly II	3,364	14,864	11,195	3,364	26,059	29,423	132	29,291	—
Avalon at Dublin Station	—	17	42,334	—	42,351	42,351	—	42,351	—
Avalon at Glen Cove North	—	107	27,030	—	27,137	27,137	—	27,137	—
Avalon at Lexington Hills	—	52	22,559	—	22,611	22,611	—	22,611	—
Avalon Acton	—	—	16,672	—	16,672	16,672	—	16,672	45,000
Avalon Bowery Place II	—	41	14,966	—	15,007	15,007	—	15,007	48,500
Avalon Chestnut Hill	10,626	34,527	14,773	10,626	49,300	59,926	223	59,703	—
Avalon Danvers	—	127	46,306	—	46,433	46,433	—	46,433	—
Avalon Encino	—	38	22,833	—	22,871	22,871	—	22,871	—
Avalon Lyndhurst	—	285	63,941	—	64,226	64,226	—	64,226	—
Avalon Meydenbauer	—	147	35,942	—	36,089	36,089	—	36,089	—
Avalon on the Sound II	—	71	102,002	—	102,073	102,073	—	102,073	—
Avalon Riverview North	—	49	85,765	—	85,814	85,814	—	85,814	—
Avalon Shrewsbury	3,258	19,798	10,487	3,258	30,285	33,543	223	33,320	—
Avalon Wilshire	—	222	38,116	—	38,338	38,338	—	38,338	—
Avalon Woburn	3,320	10,125	47,832	3,320	57,957	61,277	84	61,193	—
Avalon Canoga Park	—	19	14,012	—	14,031	14,031	—	14,031	—

	$20,568	$80,490	$616,764	$20,568	$697,254	$717,822	$662	$717,160	$93,500

Land held for development	209,568	—	—	209,568	—	209,568	—	209,568	23,650
Corporate Overhead	22,327	13,370	24,692	22,327	38,062	60,389	23,073	37,316	2,153,078

	$1,174,363	$4,487,480	$953,750	$1,174,363	$5,364,551	$6,599,521	$1,105,231	$5,494,290	$2,866,431