Form 10-Q
period 2007-03-31
AVALONBAY COMMUNITIES INC
filed 2007-05-10
CIK 915912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
79,646,291 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2007

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	2

Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three months ended March 31, 2007 and 2006 (restated)	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006 (restated)	4-5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-50

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	51

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	51

Item 1a. Risk Factors	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51-52

Item 3. Defaults Upon Senior Securities	52

Item 4. Submission of Matters to a Vote of Security Holders	52

Item 5. Other Information	52

Item 6. Exhibits	52-54

SIGNATURES	54

EXPLANATORY NOTE
We have filed Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007 (the “Form 10-K”) (1) to restate our financial statements as of December 31, 2006, 2005 and 2004 and for the years then ended and to amend other Items contained in the Form 10-K to reflect such restatement, and (2) to correct a typographical error in the description of the Second Amended and Restated Revolving Loan Agreement of the Company referenced as Exhibit 10.32 to the Form 10-K. In addition we have restated our financial statements for the three months ended March 31, 2006. This restatement is reported in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. We have not amended and do not anticipate amending our Annual Reports on Form 10-K for any years prior to fiscal year 2006, nor will we be amending any of our previously filed Quarterly Reports on Form 10-Q. The financial statements and other information that have been previously filed or otherwise reported for these periods should no longer be relied upon; all such prior information is superseded by the information in our Form 10-K/A and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
As discussed in Amendment No. 1 on our Form 10-K/A filed on May 10, 2007, this restatement revises our accounting for long-term land leases. We revised the accounting for leases with fixed, or minimum, escalations, recognizing as rental expense on a straight-line basis, the aggregate undiscounted payments required over the non-cancelable portion of the lease term, as opposed to our expected holding period of our interest in the related asset. This change primarily impacts the land lease accounting related to one consolidated asset with a 90-year lease that became effective in 1999, in which the land lessor is also our partner in the venture holding the asset. In addition, we recognized as a component of minority interest, the value associated with a provision allowing our partner in that same venture to put their interest in the venture to us based on the fair market value of the underlying real estate as a component of minority interest, with the offset to stockholders’ equity.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3-31-07	12-31-06
	(unaudited)
ASSETS
Real estate:
Land	$993,964	$958,254
Buildings and improvements	4,697,012	4,597,435
Furniture, fixtures and equipment	147,047	143,480

	5,838,023	5,699,169
Less accumulated depreciation	(1,148,518)	(1,104,507)

Net operating real estate	4,689,505	4,594,662
Construction in progress, including land	685,665	641,781
Land held for development	315,241	209,568
Operating real estate assets held for sale, net	64,680	64,351

Total real estate, net	5,755,091	5,510,362

Cash and cash equivalents	356,435	8,567
Cash in escrow	132,123	136,989
Resident security deposits	28,938	26,574
Investments in unconsolidated real estate entities	40,243	42,724
Deferred financing costs, net	25,656	26,343
Deferred development costs	38,932	39,365
Prepaid expenses and other assets	46,631	54,567

Total assets	$6,424,049	$5,845,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$2,153,184	$2,153,078
Variable rate unsecured credit facility	—	—
Mortgage notes payable	654,723	672,508
Dividends payable	69,871	60,417
Payables for construction	58,844	59,232
Accrued expenses and other liabilities	192,430	189,767
Accrued interest payable	29,229	37,236
Resident security deposits	39,819	38,803
Liabilities related to real estate assets held for sale	42,792	42,985

Total liabilities	3,240,892	3,254,026

Minority interest of unitholders in consolidated partnerships	21,950	18,311

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both March 31, 2007 and December 31, 2006; 4,000,000 shares issued and outstanding at both March 31, 2007 and December 31, 2006	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both March 31, 2007 and December 31, 2006; 79,639,601 and 74,668,372 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	796	747
Additional paid-in capital	3,099,813	2,482,516
Accumulated earnings less dividends	63,965	93,430
Accumulated other comprehensive loss	(3,407)	(3,579)

Total stockholders’ equity	3,161,207	2,573,154

Total liabilities and stockholders’ equity	$6,424,049	$5,845,491

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3-31-07	3-31-06
		(restated)
Revenue:
Rental and other income	$195,262	$173,952
Management, development and other fees	1,444	1,207

Total revenue	196,706	175,159

Expenses:
Operating expenses, excluding property taxes	57,718	51,724
Property taxes	17,726	16,904
Interest expense, net	23,878	28,664
Depreciation expense	44,094	40,225
General and administrative expense	6,780	6,283

Total expenses	150,196	143,800

Equity in income of unconsolidated entities	(86)	227
Minority interest in consolidated partnerships	(449)	(132)
Gain on sale of land	545	13,166

Income from continuing operations	46,520	44,620

Discontinued operations:
Income from discontinued operations	—	1,075
Gain on sale of communities	—	65,419

Total discontinued operations	—	66,494

Net income	46,520	111,114
Dividends attributable to preferred stock	(2,175)	(2,175)

Net income available to common stockholders	$44,345	$108,939

Other comprehensive income:
Unrealized gain on cash flow hedges	172	541

Comprehensive income	$44,517	$109,480

Dividends declared per common share	$0.85	$0.78

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.57	$0.58
Discontinued operations	—	0.90

Net income available to common stockholders	$0.57	$1.48

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.56	$0.57
Discontinued operations	—	0.88

Net income available to common stockholders	$0.56	$1.45

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	3-31-07	3-31-06
		(restated)
Cash flows from operating activities:
Net income	$46,520	$111,114
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	44,094	40,225
Amortization of deferred financing costs and debt premium/discount	1,199	1,037
Amortization of deferred compensation	5,539	5,156
Income allocated to minority interest in consolidated partnerships	449	132
Equity in income of unconsolidated entities, net of eliminations	326	(17)
Return on investment of unconsolidated entities	99	46
Gain on sale of real estate assets	(545)	(78,585)
Decrease (increase) in cash in operating escrows	4,866	(1,040)
Decrease in resident security deposits, prepaid expenses and other assets	6,603	4,708
Decrease in accrued expenses, other liabilities and accrued interest payable	(9,962)	(8,864)

Net cash provided by operating activities	99,188	73,912

Cash flows provided by investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(291,082)	(116,853)
Capital expenditures — existing real estate assets	(355)	(1,909)
Capital expenditures — non-real estate assets	(568)	(188)
Proceeds from sale of real estate assets, net of selling costs	5,129	179,022
Increase (decrease) in payables for construction	(388)	4,832
Decrease in cash in construction escrows	—	19,572
Decrease in investments in unconsolidated real estate entities	1,998	657

Net cash (used in) provided by investing activities	(285,266)	85,133

Cash flows from financing activities:
Issuance of common stock	612,744	12,500
Dividends paid	(60,342)	(54,454)
Net borrowings under unsecured credit facility	—	(66,800)
Issuance of mortgage notes payable		5,150
Repayments of mortgage notes payable	(17,785)	(1,546)
Repayment of unsecured notes	—	(4,000)
Payment of deferred financing costs	(406)	—
Distributions to DownREIT partnership unitholders	(88)	(99)

Distributions to joint venture and profit sharing partners	(177)	(33)

Net cash provided by (used in) financing activities	533,946	(109,282)

Net increase in cash and cash equivalents	347,868	49,763
Cash and cash equivalents, beginning of period	8,567	6,138

Cash and cash equivalents, end of period	$356,435	$55,901

Cash paid during year for interest, net of amount capitalized	$36,052	$33,957

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the three months ended March 31, 2007:
•	As described in Note 4, “Stockholders’ Equity,” 69,576 shares of common stock valued at $10,279 were issued in connection with stock grants, 534 shares valued at $73 were issued through the Company’s dividend reinvestment plan, 38,692 shares valued at $4,329 were withheld to satisfy employees’ tax withholding and other liabilities and 1,904 shares valued at $70 were forfeited, for a net value of $5,953. In addition, the Company granted 335,856 options for common stock, net of forfeitures, at a value of $7,417.

•	15,173 units of limited partnership, valued at $737, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities of $194 and a gain to other comprehensive income of $172 to adjust the Company’s Hedging Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	Common and preferred dividends declared but not paid totaled $69,871.
During the three months ended March 31, 2006:
•	118,191 shares of common stock valued at $11,960 were issued in connection with stock grants, 233 shares valued at $22 were issued through the Company’s dividend reinvestment plan, and 40,577 shares valued at $3,216 were withheld to satisfy employees’ tax withholding and other liabilities, for a net value of $8,766. In addition, the Company granted 859,613 options for common stock, net of forfeitures, at a value of $9,816.

•	301,298 units of limited partnership, valued at $13,953, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $541 to adjust the Company’s Hedging Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $60,161.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
1. Organization and Significant Accounting Policies
Organization
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (“the Code”), as amended. The Company focuses on the ownership and operation of apartment communities in high barrier-to-entry markets of the United States. These markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the country. The Company is the surviving corporation from the merger (the “Merger”) of Bay Apartment Communities, Inc., and Avalon Properties, Inc. on June 4, 1998.

At March 31, 2007, the Company owned or held a direct or indirect ownership interest in 155 operating apartment communities containing 44,353 apartment homes in ten states and the District of Columbia, of which six communities containing 2,054 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 16 communities under construction that are expected to contain an aggregate of 5,049 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 56 communities that, if developed in the manner expected, will contain an estimated 14,809 apartment homes.

During the three months ended March 31, 2007:
•	The Company completed the development of two communities, Avalon at Chestnut Hill and Avalon at Decoverly II. Avalon at Chestnut Hill, located in Chestnut Hill, Massachusetts, is a mid-rise community containing 204 homes and was completed for a total capitalized cost of $61,200. Avalon at Decoverly II, the second phase of a two-phase community located in Rockville, Maryland, is a garden-style community containing 196 homes and was completed for a total capitalized cost of $30,800.

•	The Company commenced construction of Avalon Morningside Park, located in New York, New York. Avalon Morningside Park is expected to have 296 apartment homes when completed for a total projected capitalized cost of $125,500.

•	The Company completed the redevelopment of Avalon Arlington Heights, located in Arlington Heights, Illinois. Avalon Arlington Heights is a high-rise community with 409 apartment homes and redevelopment was completed for a total capitalized cost of $6,700, excluding costs incurred prior to redevelopment.

•	The Company purchased a parcel of land located in Brooklyn, New York for approximately $70,000. The Company expects to begin construction of a 628 apartment home high-rise community in the second half of 2007.

•	In conjunction with the inclusion of its common stock in the S&P 500 Index, the Company issued 4,600,000 shares of its common stock at $129.30 per share. Net proceeds of approximately $594,000 will be used for general corporate purposes.

•	The Company sold a parcel of land in Kensington, Maryland through a taxable REIT subsidiary for a sales price of $5,800, resulting in a gain in accordance with generally accepted accounting principles (“GAAP”) of $545.

•	AvalonBay Value Added Fund, L.P. (the “Fund”), the private, discretionary investment vehicle in which the Company holds an equity interest of approximately 15%, acquired three communities. The Fund also commenced redevelopment of Fuller Martel, located in Los Angeles, California. Fuller Martel is a garden-style community containing 82 homes and the projected total capitalized cost for redevelopment is $3,400, excluding costs incurred prior to redevelopment. See Note 6, “Investments in Unconsolidated Entities.”
The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
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
The Company assesses consolidation of variable interest entities under the guidance of FIN 46(R). The Company accounts for joint venture entities and subsidiary partnerships, including those structured as DownREITs, that are not variable interest entities, in accordance with EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures”, Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and EITF Topic D-46, “Accounting for Limited Partnership Investments.” The Company uses EITF Issue No. 04-5 to evaluate the partnership of each joint venture entity and determine whether control over the partnership, as defined by the EITF, lies with the general partner, or the limited partners, when the limited partners have certain rights. The general partner in a limited partnership is presumed to control that limited partnership, unless that presumption is overcome by the limited partners having either: (i) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve the limited partnership or otherwise remove the general partner without cause; or (ii) substantive participating rights. If the Company is the general partner and has control over the partnership, or if the Company’s limited partnership ownership includes the ability to dissolve the partnership, or has substantive participating rights, as discussed above, the Company consolidates the investments. If the Company is not the general partner, or the Company’s partnership interest does not contain either of the above terms which overcome the presumption of control in a limited partnership residing with the general partner, the Company then looks to the guidance in SOP 78-9, APB 18 and EITF D-46 to determine the accounting framework to apply. The Company generally uses the equity method to account for these investments unless its ownership interest is so minor that it has virtually no influence over the partnership operating and financial policies. Investments in which the Company has little or no influence are accounted for using the cost method.
In each of the partnerships structured as DownREITs, either the Company or one of the Company’s wholly owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the Company’s current common stock dividend per share. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of the Company’s common stock. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company’s common stock.
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
The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when the Company has determined that development of the future asset is probable and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use. Cost capitalization during redevelopment of apartment homes (including interest and related loan fees, property taxes and other direct and indirect costs) begins when an apartment home is taken out-of-service for redevelopment and ends when the apartment home redevelopment is completed and the apartment home is available for a new resident. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are recognized as they accrue.
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $787 and $322 for the three months ended March 31, 2007 and 2006, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
The Company owns land improved with office buildings and industrial space occupied by unrelated third parties in connection with five Development Rights. The Company intends to manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. As provided under the guidance of SFAS No. 67, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.
In connection with the acquisition of an operating community, the Company performs a valuation and allocation to each asset and liability acquired in such transaction, based on their estimated fair values at the date of acquisition in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, such as in-place leases, is included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets and amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.
It is the Company’s policy to perform a quarterly qualitative analysis to determine if there are changes in circumstances that suggest the carrying value of a long-lived asset may not be recoverable. If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company compares the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company did not recognize an impairment loss on any of its operating communities during the three months ended March 31, 2007 or 2006.
Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $17,284 at March 31, 2007 and was $16,179 at December 31, 2006.
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
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and has designated these financial instruments as cash flow hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities, an Amendment of Statement No. 133.” This statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. For cash flow hedge relationships, changes in the fair value of the derivative instrument that are deemed effective at offsetting the risk being hedged are reported in other comprehensive income. For cash flow hedges where the cumulative changes in the fair value of the derivative exceed the cumulative changes in fair value of the hedged item, the ineffective portion is recognized in current period earnings. As of March 31, 2007 and December 31, 2006, the Company had approximately $234,000 and $277,000, respectively, in variable rate debt subject to cash flow hedges. As of March 31, 2007, the Company had an additional $33,100 in variable rate debt which is subject to an interest rate cap for which hedge accounting was not applied. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.
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

	For the three months ended
	3-31-07	3-31-06
		(restated)
Basic and diluted shares outstanding
Weighted average common shares — basic	78,431,936	73,808,643
Weighted average DownREIT units outstanding	144,586	237,575
Effect of dilutive securities	1,354,226	1,243,906

Weighted average common shares — diluted	79,930,748	75,290,124

Calculation of Earnings per Share — basic
Net income available to common stockholders	$44,345	$108,939

Weighted average common shares — basic	78,431,936	73,808,643

Earnings per common share — basic	$0.57	$1.48

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$44,345	$108,939
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	88	99

Adjusted net income available to common stockholders	$44,433	$109,038

Weighted average common shares — diluted	79,930,748	75,290,124

Earnings per common share — diluted	$0.56	$1.45

Certain options to purchase shares of common stock in the amounts of 335,856 and 3,000 were outstanding during the three months ended March 31, 2007 and 2006, respectively but were not included in the computation of diluted earnings per share because in applying the treasury stock method under the provisions of SFAS No. 123(R), such options are anti-dilutive.
Stock-Based Compensation
The Company adopted the provisions of SFAS No. 123(R), “Share Based Payment,” using the modified prospective transition method on January 1, 2006. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations. However, the adoption of SFAS No. 123(R) changed the service period for, and timing of, the recognition of compensation cost related to retirement eligibility, which will generally result in accelerated expense recognition by the Company for its stock-based compensation programs. Under the provisions of SFAS No. 123(R), the Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. Prior to the adoption of SFAS No. 123(R), option forfeitures were recognized as they occurred. The forfeiture rate at March 31, 2007 was 2.5%. The application of estimated forfeitures did not materially impact compensation expense for the three months ended March 31, 2007 and 2006.
Legal and Other Contingencies
The Company is currently involved in litigation alleging that 100 communities owned by the Company, at the time of the suit, violate the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit, Equal Rights Center v. AvalonBay Communities, Inc, was filed on September 23, 2005 in the federal district court in Maryland. The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief (such as modification of existing assets), an award of attorneys’ fees, expenses and costs of suit. The Company has filed a motion to dismiss all or parts of the suit, which has not been ruled on yet by the court. We cannot predict or determine the outcome of this lawsuit, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision.
During 2006, the Company determined that contaminated soil from imported fill was delivered to its Avalon Lyndhurst development site by third parties. The contaminants exceeded allowable levels for residential use under New Jersey state and local regulations. The remediation effort is substantially complete. The Company has estimated that the net cost associated with this remediation effort after considering insurance proceeds received to date, including costs associated with construction delays, necessary to complete construction and commence operations, is expected to be approximately $6,000. The Company is pursuing the recovery of these additional net costs through its insurance as well as from the third parties involved, but no assurance can be given as to the amount or timing of additional reimbursements to the Company. The Company is recording these incremental costs as they are incurred, and potential recoveries as they become certain or are received. Although the estimated costs to complete construction of this community exceed the original construction budget, the Company does not expect that, upon completion, there will be an impairment in value of this asset which would require a write down in the carrying value. The Company will continue to review this assessment based on changes in circumstances or market conditions.
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
Assets Held for Sale & Discontinued Operations
The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which requires that the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, be presented separately in the Condensed Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Condensed Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded. For those assets qualifying for classification as discontinued operations, the community specific components of net income presented as discontinued operations include net operating income, minority interest expense, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations under SFAS 144, the Company reclassified the results of operations to discontinued operations in accordance with SFAS 144. Subsequent to the reclassification to discontinued operations, the impact of assets classified as discontinued operations on the statements of operations and other comprehensive income will include depreciation. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the Company’s financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Condensed Consolidated Statements of Cash Flows.
Recently Issued Accounting Standards
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” “FIN 48”, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no material effect on either the financial condition or results of operations of the Company as a result of implementing FIN 48. We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2003 through 2005.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to amounts in prior periods’ financial statements to conform to current year presentations.
2. Interest Capitalized
The Company capitalized interest during the development and redevelopment of real estate assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest associated with communities under development or redevelopment totaled $15,433 for the three months ended March 31, 2007 and $8,364 for the three months ended March 31, 2006.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of March 31, 2007 and December 31, 2006 are summarized below. The following amounts and discussion do not include the construction loan payable related to a community classified as held for sale as of March 31, 2007 (see Note 7, “Real Estate Disposition Activities”).

	3-31-07	12-31-06
Fixed rate unsecured notes (1)	$2,153,184	$2,153,078
Fixed rate mortgage notes payable — conventional and tax-exempt	217,160	234,272
Variable rate mortgage notes payable — conventional and tax-exempt	437,563	438,236

Total notes payable and unsecured notes	2,807,907	2,825,586
Variable rate unsecured credit facility	—	—

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,807,907	$2,825,586

(1)	Balances at March 31, 2007 and December 31, 2006 include $2,816 and $2,922 of debt discount, respectively.
During the three months ended March 31, 2007, the Company repaid an outstanding mortgage note in the amount of $15,980, secured by the operating assets of a community.
In the aggregate, secured notes payable mature at various dates from October 2008 through April 2043 and are secured by certain apartment communities and improved land parcels (with a net carrying value of $964,730 as of March 31, 2007). As of March 31, 2007, the Company has guaranteed approximately $67,316 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.8% at March 31, 2007 and December 31, 2006. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed on the following page), including the effect of certain financing related fees, was 5.1% at March 31, 2007 and 5.8% at December 31, 2006.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at March 31, 2007 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes
2007	$6,202	$—	$110,000	6.875%
			150,000	5.000%
2008	8,163	4,368	50,000	6.625%
			146,000	8.250%
2009	7,236	73,793	150,000	7.500%
2010	5,719	28,989	200,000	7.500%
2011	4,623	35,910	300,000	6.625%
			50,000	6.625%
2012	3,873	12,166	250,000	6.125%
			250,000	5.500%
2013	3,950	—	100,000	4.950%
2014	2,915	34,450	150,000	5.375%
2015	4,606	—	—	—
2016	4,968	—	250,000	5.750%
Thereafter	135,553	277,239	—	—

	$187,808	$466,915	$2,156,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.
The Company has a $650,000 revolving variable rate unsecured credit facility with a syndicate of commercial banks. There were no amounts outstanding under the current facility and $37,443 outstanding in letters of credit on March 31, 2007. The Company did not have any amounts outstanding under the current credit facility and $38,713 outstanding in letters of credit on December 31, 2006. Under the terms of the credit facility, the Company may elect to increase the facility up to $1,000,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $813, which is subject to increase in the event that the amount available on the facility is increased. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum. The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on the Company’s credit rating. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $422,500. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company had no amounts outstanding under this competitive bid option as of March 31, 2007. The Company is subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.

4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the three months ended March 31, 2007:

				Accumulated	Accumulated
			Additional	earnings	other
	Preferred	Common	paid-in	less	comprehensive	Stockholders'
	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2006 (restated)	$40	$747	$2,482,516	$93,430	$(3,579)	$2,573,154

Net income	—	—	—	46,520	—	46,520
Unrealized gain on cash flow hedges	—	—	—	—	172	172
Change in redemption value of minority interest	—	—	—	(4,376)	—	(4,376)
Dividends declared to common and preferred stockholders	—	—	—	(69,869)	—	(69,869)
Issuance of common stock, net of withholdings	—	49	610,846	(1,740)	—	609,155
Amortization of deferred compensation	—	—	6,451	—	—	6,451

Balance at March 31, 2007	$40	$796	$3,099,813	$63,965	$(3,407)	$3,161,207

During the three months ended March 31, 2007, the Company:
(i)	Issued 4,600,000 shares of common stock in connection with an equity offering;

(ii)	issued 326,542 shares of common stock in connection with stock options exercised;

(iii)	issued 15,173 shares of common stock to acquire an equal number of DownREIT limited partnership units;

(iv)	issued 534 shares through the Company’s dividend reinvestment plan;

(v)	issued 69,576 common shares in connection with stock grants;

(vi)	had 1,904 shares of restricted stock forfeited; and

(vii)	withheld 38,692 shares to satisfy employees’ tax withholding and other liabilities.
In addition, the Company granted 339,429 options for common stock to employees. As required under SFAS No. 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during the three months ended March 31, 2007 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2007 or above, and will not be reflected until earned as compensation cost.
Dividends per common share were $0.85 for the three months ended March 31, 2007 and $0.78 for the three months ended March 31, 2006. The average dividend for all non-redeemed preferred shares for the three months ended March 31, 2007 and 2006 was $0.54 per share.
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

5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt (collectively, the “Hedged Debt”). The Company has not entered into any interest rate hedge agreements for its conventional unsecured debt and does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at March 31, 2007 (dollars in thousands):

	Interest	Interest
	Rate Caps	Rate Swaps
Notional balance	$201,787	$65,343
Weighted average interest rate (1)	5.5%	6.3%
Weighted average capped interest rate	7.8%	n/a
Earliest maturity date	Sep-07	Aug-07
Latest maturity date	Mar-14	Jun-10
Estimated derivative fair value	$96	$(2,838)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
At March 31, 2007, the Company had 11 derivatives designated as cash flow hedges and one derivative not designated as a hedge. For the derivative positions that the Company has determined qualify as effective cash flow hedges under SFAS No. 133, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives to their fair value, the Company recorded unrealized gains in other comprehensive income of $172 and $541 during the three months ended March 31, 2007 and 2006, respectively. These amounts will be reclassified into earnings in conjunction with the periodic adjustment of the floating rates on the Hedged Debt, in interest expense, net. The amount reclassified into earnings for the three months ended March 31, 2007, as well as the estimated amount included in accumulated other comprehensive income as of March 31, 2007, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material.
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
6. Investments in Unconsolidated Entities
Investments in Unconsolidated Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46(R) in accordance with EITF Issue No. 04-5. As of March 31, 2007, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:

•	a 50% limited liability company membership interest in a limited liability company that owns the Avalon Grove community, in which after the limited liability company makes certain distributions to the third-party partner, the Company will generally be entitled to receive 50% of all distributions;

•	a 20% limited liability company membership interest in the limited liability company that owns the Avalon Chrystie Place I community, in which after the limited liability company makes certain distributions equaling a certain threshold return, to both the Company and its third-party partner, the Company will generally be entitled to receive 50% of all distributions;

•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that developed and owns the Avalon at Mission Bay North II community;

•	a 15.2% combined general partner and indirect limited partner equity interest in the Fund, which owns the following communities: Avalon at Redondo Beach, Avalon Lakeside, Avalon Columbia, Avalon Redmond, Avalon at Poplar Creek, Fuller Martel, Civic Center Place, Paseo Park, Aurora at Yerba Buena, Avalon at Aberdeen Station, The Springs, Cedar Valley and The Covington. During the three months ended March 31, 2007, the Fund acquired the following three communities.
•	Centerpoint, located within a single downtown city block of Baltimore, Maryland, contains a total of 392 apartment homes and approximately 33,000 square feet of retail space, and was acquired for a purchase price of $78,500.

•	Crystal Hill Apartments, a garden-style community consisting of 168 apartment homes located in Pomona, New York, was acquired for a purchase price of $37,800, and

•	Middlesex Crossing Apartments, located in Billerica, Massachusetts, was acquired for a purchase price of $37,100. Middlesex Crossing Apartments is a garden-style community consisting of 252 apartment homes.
In addition, as part of the formation of the Fund, the Company provided a guarantee to one of the limited partners. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $3,400 as of March 31, 2007). As of March 31, 2007, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under a liquidation scenario. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of March 31, 2007 was not significant and therefore the Company has not recorded any obligation for this guarantee as of March 31, 2007.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	3-31-07	12-31-06
	(unaudited)
Assets:
Real estate, net	$876,208	$707,227
Other assets	33,212	55,716

Total assets	$909,420	$762,943

Liabilities and partners’ equity:
Mortgage notes payable and credit facility	$660,017	$510,784
Other liabilities	40,153	33,505
Partners’ equity	209,250	218,654

Total liabilities and partners’ equity	$909,420	$762,943

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended
	(unaudited)
	3-31-07	3-31-06
Rental income	$19,214	$14,505
Operating and other expenses	(8,775)	(6,747)
Interest expense, net	(8,526)	(4,908)
Depreciation expense	(5,877)	(3,758)

Net income	$(3,964)	$(908)

In addition, the Company is subject to the following arrangements related to entities that are not accounted for under the equity method of accounting:
•	The Company holds a 30% limited liability company membership interest in a limited liability company that owns the Avalon Del Rey community. In conjunction with the construction management services that the Company provided to Avalon Del Rey, the Company provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to construction financing. The obligation of the Company under this guarantee will terminate following satisfaction of the lender’s standard completion requirements, which the Company expects to occur in 2007.

The Company provided an operating guarantee to the third-party investor in the limited liability company that owns Avalon Del Rey. This guarantee, which extends until December 2007, provides that if the one-year return for the initial year of the joint venture partner’s investment is less than a threshold return of 7% on its initial equity investment, then the Company will pay the joint venture partner an amount equal to the shortfall, up to the 7% threshold return required. As of March 31, 2007, the cash flows and return on investment for Avalon Del Rey are expected to meet and exceed the initial year threshold return required by our joint venture partner. As a result, the Company’s obligation under this guarantee is insignificant, and the Company has therefore not recorded any liability associated with this guarantee as of March 31, 2007.

The sale of the 70% ownership interest in 2006 is being accounted for under the deposit method of accounting pursuant to SFAS 66, with the recognition of the sale deferred until the Company is relieved of its obligation under the operating guarantee. Accordingly, the Company continues to consolidate this community for financial reporting purposes, reporting the joint venture partner’s interest in the net assets of the limited liability company as a component of accrued expenses and other liabilities, and recognizing the joint venture partner’s interest in the operating results of the limited liability company as a component of minority interest in consolidated partnerships.

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
7. Real Estate Disposition Activities
During the three months ended March 31, 2007, the Company did not sell any communities. During the three months ended March 31, 2006, the Company sold two communities, Avalon Estates, located in the Boston, Massachusetts area, and Avalon Cupertino, located in San Jose, California. These two communities, which contained a total of 473 apartment homes, were sold for an aggregate sales price of $122,550. The sale of these two communities resulted in a gain as reported in accordance with GAAP of approximately $65,419.
As of March 31, 2007, the Company had one community, Avalon Del Rey, which qualified as held for sale under the provisions of SFAS No. 144. In 2006, the Company admitted a third-party partner into the joint venture entity that owns Avalon Del Rey (see Note 6, “Investments in Unconsolidated Entities”). However, due to the operating guarantee provided to the joint venture partner, the Company will account for its investment under the deposit method as required by SFAS No. 66, “Accounting for Sales of Real Estate.” As a result, the Company has classified the real estate assets (which are net of an impairment charge taken on the land in 2002, as well as accumulated depreciation recorded through December 31, 2006) and the related liabilities for Avalon Del Rey as held for sale, as separate captions in the accompanying Condensed Consolidated Balance Sheets. However, due to the continuing involvement of the Company through its 30% ownership interest and its role as the managing member in the venture, Avalon Del Rey has been and will continue to be reported as a component of continuing operations on the accompanying Condensed Consolidated Financial Statements.
Also, in accordance with the requirements of SFAS No. 144, the operations for any communities sold from January 1, 2006 through March 31, 2007 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.
The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended
	3-31-07	3-31-06
Rental income	$—	$1,630
Operating and other expenses	—	(555)
Interest expense, net	—	—
Depreciation expense	—	—

Income from discontinued operations	$—	$1,075

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $1,941 and $1,558 as of March 31, 2007 and December 31, 2006, respectively and other liabilities of $42,792 as of March 31, 2007 and $42,985 as of December 31, 2006, relating to real estate assets sold or held for sale.
During the three months ended March 31, 2007, the Company sold one parcel of land through a taxable REIT subsidiary, located in the Mid Atlantic, for a sales price of $5,800, resulting in a GAAP gain of $545.

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
•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2007, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2006, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2007.
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
A reconciliation of NOI to net income for the three months ended March 31, 2007 and 2006 is as follows:

	For the three months ended
	3-31-07	3-31-06
		(restated)
Net income	$46,520	$111,114
Indirect operating expenses, net of corporate income	6,996	7,435
Investments and investment management	2,024	1,471
Interest expense, net	23,878	28,664
General and administrative expense	6,780	6,283
Equity in income of unconsolidated entities	86	(227)
Minority interest in consolidated partnerships	449	132
Depreciation expense	44,094	40,225
Gain on sale of land	(545)	(13,166)
Gain on sale of communities	—	(65,419)
Income from discontinued operations	—	(1,075)

Net operating income	$130,282	$115,437

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The table below provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three months ended March 31, 2007 and 2006 has been adjusted for the communities that were sold from January 1, 2006 through March 31, 2007 as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended
	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate(1)
For the period ended March 31, 2007

Established
Northeast	$67,908	$45,403	5.8%	$1,817,580
Mid-Atlantic	27,965	17,632	7.4%	688,405
Midwest	2,994	1,768	6.1%	92,408
Pacific Northwest	8,094	5,480	17.1%	289,682
Northern California	38,880	28,292	12.7%	1,386,297
Southern California	13,824	10,068	8.1%	349,115

Total Established	159,665	108,643	8.5%	4,623,487

Other Stabilized	15,128	9,715	n/a	425,980
Development / Redevelopment	20,469	11,924	n/a	1,430,977
Land Held for Future Development	n/a	n/a	n/a	315,241
Non-allocated (2)	1,444	n/a	n/a	43,244

Total	$196,706	$130,282	12.9%	$6,838,929

For the period ended March 31, 2006 (restated)

Established
Northeast	$49,696	$33,073	3.8%	$1,262,747
Mid-Atlantic	25,598	15,949	14.5%	620,877
Midwest	2,736	1,666	(0.7%)	91,784
Pacific Northwest	7,873	5,167	7.7%	315,386
Northern California	36,911	25,988	9.4%	1,434,050
Southern California	14,025	10,085	9.8%	371,767

Total Established	136,839	91,928	7.9%	4,096,611

Other Stabilized	22,184	14,287	n/a	760,127
Development / Redevelopment	14,838	9,222	n/a	746,389
Land Held for Future Development	n/a	n/a	n/a	185,204
Non-allocated (2)	1,298	n/a	n/a	30,021

Total	$175,159	$115,437	9.6%	$5,818,352

(1)	Does not include gross real estate assets held for sale of $65,405 and $92,847 as of March 31, 2007 and 2006 respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

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
Shares of common stock of 2,143,629 and 1,791,861 were available for future option or restricted stock grant awards under the 1994 Plan as of March 31, 2007 and December 31, 2006, respectively. Annually on January 1st, the maximum number available for issuance under the 1994 Plan is increased by between 0.48% and 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.
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
In connection with the Merger, the exercise prices and the number of options under the Avalon 1995 Incentive Plan and the Avalon 1993 Plan were adjusted to reflect the equivalent Bay shares and exercise prices based on the 0.7683 share conversion ratio used in the Merger. Officers, non-employee directors and associates with Avalon 1995 Incentive Plan or Avalon 1993 Plan options may exercise their adjusted number of options for the Company’s common stock at the adjusted exercise price. As of June 4, 1998, the date of the Merger, options and other awards ceased to be granted under the Avalon 1993 Plan or the Avalon 1995 Incentive Plan. Accordingly, there were no options to purchase shares of common stock available for grant under the Avalon 1995 Incentive Plan or the Avalon 1993 Plan at March 31, 2007 or 2006.

Information with respect to stock options granted under the 1994 Plan, the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:

			Avalon 1995
		Weighted	Incentive Plan	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2006	2,487,239	$69.65	4,240	$36.81
Exercised	(326,542)	58.78	—	—
Granted	339,429	147.75	—	—
Forfeited	(11,974)	106.09	—	—

Options Outstanding, March 31, 2007	2,488,152	$81.55	4,240	$36.81

Options Exercisable:
March 31, 2007	1,369,274	$59.71	4,240	$36.81

For options outstanding at March 31, 2007 under the 1994 Plan, 298,243 options had exercise prices ranging between $31.50 and $39.99 and a weighted average remaining contractual life of 3.06 years, 222,274 options had exercise prices ranging between $40.00 and $49.99 and a weighted average remaining contractual life of 4.69 years, 254,895 options had exercise prices between $50.00 and $59.99 and a weighted average remaining contractual life of 6.88 years, 571,680 options had exercise prices ranging between $69.93 and $79.99 and a weighted average remaining contractual life of 7.88 years, 794,704 options had exercise prices ranging between $81.42 and $99.99 and a weighted average remaining contractual life of 8.87 years, 10,500 options had exercise prices between $103.00 and $123.03 and a weighted average remaining contractual life of 9.25 years, and 335,856 options had exercise prices of $147.75 and a weighted average remaining contractual life of 9.87 years. Options outstanding and exercisable at March 31, 2007 for the Avalon 1993 and Avalon 1995 Plans had exercise prices ranging from $35.31 to $37.66 and a weighted average contractual life of less than one year and an intrinsic value of $395. Options outstanding under the 1994 Plan at March 31, 2007, had an intrinsic value of $150,160. Options exercisable at March 31, 2007 under the 1994 plan had a weighted average contractual life of 6.29 years and an intrinsic value of $96,249. The intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $23,256 and $17,954, respectively.
The weighted average fair value of the options granted during the three months ended March 31, 2007 is estimated at $21.85 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 4.0% over the expected life of the option, volatility of 17.30%, risk-free interest rates of 4.73% and an expected life of approximately seven years.
The Company issued restricted stock as part of its stock-based compensation plan during the three months ended March 31, 2007. Compensation cost is recognized over the requisite service period, which varies, but does not exceed five years. The fair value of restricted stock is the closing stock price on the date of the grant. Provisions of SFAS 123(R) require the Company to recognize compensation cost taking into consideration retirement eligibility. The cost related to stock-based compensation for restricted stock included in the determination of net income is based on actual forfeitures for the given year. Restricted stock awards typically vest over a five-year period with the exception of accelerated vesting provisions . Restricted stock vesting during the three months ended March 31, 2007 had fair values ranging from $36.33 to $147.75 per share. The total fair value of shares vested was $8,091 for the period ended March 31, 2007.
Total compensation cost recognized in income relating to deferred compensation for the three months ended March 31, 2007 was $5,539 and total capitalized compensation cost relating to deferred compensation for the three months ended March 31, 2007 was $912. At March 31, 2007, there was a total of $14,097 and $17,003 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively. The unrecognized compensation cost for stock options does not take into account estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 2.25 years and 2.87 years, respectively.

10. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $1,444 and $1,207 in the three months ended March 31, 2007 and 2006, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
In addition, in connection with the construction management services that the Company provided to MVP I, LLC, the entity that owns and developed Avalon at Mission Bay North II, the Company funds certain construction costs that are expected to be reimbursed through construction financing within 30 to 60 days. Construction was completed in 2006, and depending on the timing of such funding, the accompanying Condensed Consolidated Balance Sheets may reflect a corresponding receivable in prepaid expenses and other assets or a corresponding liability in accrued expenses and other liabilities. The Company has recorded receivables in the amounts of $5,368 as of March 31, 2007 and $5,654 as of December 31, 2006, from MVP I, LLC.
Director Compensation
The 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan and certain cash compensation arrangements pursuant to which each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the New York Stock Exchange (“NYSE”) on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5. In February 2006, the Company’s Board of Directors approved another amendment to the 1994 Plan and modified the cash compensation arrangements under which (i) following the 2006 Annual Meeting of Stockholders the cash payment was adjusted to $40, payable in quarterly installments of $10 and (ii) following the 2007 Annual Meeting of Stockholders, the number of shares of restricted stock (or deferred stock awards) will be calculated based on the closing price on the day of the award (rather than the closing price on the award date of the prior year). The Company recorded non-employee director compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $90 in the three months ended March 31, 2007 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $688 and $778 on March 31, 2007 and December 31, 2006, respectively.
11. Subsequent Events
In April 2007, in connection with a parcel of land owned by the Company in Brooklyn, New York, the Company purchased additional development rights for $10,500.
In April 2007, a fire at Avalon Danvers, a development community located in Danvers, Massachusetts, damaged 147 of the planned 433 apartment homes. The impacted apartment homes were under construction and unoccupied. The fire did not damage the structures housing the current leasing operations or occupied apartment homes. The Company expects that insurance proceeds will substantially cover the cost to reconstruct all damaged assets as well as provide for a reimbursement of lost net operating income due to schedule delays, resulting in no material net economic loss to the Company.

12. Restatement of Previously Issued Financial Statements
The Company has restated its Condensed Consolidated Balance Sheet as of December 31, 2006 in its Form 10-K/A as filed with the SEC. In addition, the Company has restated its unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2006, as presented in the table below. The restatement adjustments reflected in the following tables relate to the Company’s accounting for long-term land leases, changing the straight-line recognition of lease payments with fixed, or minimum, escalations over the period equal to the non-cancelable portion of the lease term as opposed to the Company’s expected holding period of its interest in the asset. This change primarily impacts the land lease accounting related to one consolidated asset with a 90 year lease in which the land lessor is also the partner in the venture holding the asset. The change resulted in an additional non-cash increase to operating expenses of approximately $2,625, per quarter in excess of the current quarterly cash payments, as well as additional depreciation expense. The effects of the restatement did not impact the total operating, investing or financing cash flows. The cumulative effect of the restatement on the Condensed Consolidated Statements of Operations for the periods affected is as follows:

	For the three months ended March 31, 2006
	As Previously
	Reported	Adjustments	As Restated
Revenue:
Rental and other income	$173,952	$—	$173,952
Management, development and other fees	1,207	—	1,207

Total revenue	175,159	—	175,159

Expenses:
Operating expenses, excluding property taxes	49,069	2,655	51,724
Property taxes	16,904	—	16,904
Interest expense, net	28,664	—	28,664
Depreciation expense	39,917	308	40,225
General and administrative expense	6,283	—	6,283

Total expenses	140,837	2,963	143,800

Joint venture income and minority interest expense	227	—	227
Minority interest in consolidated partnerships	(132)	—	(132)
Gain on sale of land	13,166	—	13,166

Income from continuing operations	47,583	(2,963)	44,620

Discontinued operations:
Income from discontinued operations	1,075	—	1,075
Gain on sale of communities	65,419	—	65,419

Total discontinued operations	66,494	—	66,494

Net income	114,077	—	111,114
Dividends attributable to preferred stock	(2,175)	—	(2,175)

Net income available to common stockholders	$111,902	$—	$108,939

Other comprehensive income:
Unrealized gain on cash flow hedges	541		541

Comprehensive income	$112,443	$—	$109,480

Net income per common share basic	$1.52	$(0.04)	$1.48

Net income per common share - diluted	$1.49	$(0.04)	$1.45

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in this Item 2 contains financial information as of December 31, 2006 and for the three months ended March 31, 2006, that has been revised to reflect the restatement of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the period ended December 31, 2006, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2006. See Note 12,“Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements included in Item 1 of this report.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” on page 51 of this report. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors described in Item 1a, “Risk Factors,” of our Form 10-K/A for the year ended December 31, 2006.
Executive Overview
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
Our individual markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. Our strategy is to more deeply penetrate these markets with a broad range of products and services and an intense focus on our customer. A substantial majority of our communities are upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.
First Quarter 2007 Highlights
•	Strong apartment fundamentals continued in the first quarter of 2007, though at a moderating pace from the strong performance experienced in 2006. This is supported by the performance of our Established Community Portfolio (as defined later in this report). Net operating income (“NOI”) for Established Communities increased 8.5%, driven by an increase in rental revenue of 6.6% partially offset by moderate growth in operating expenses of 2.7%. The revenue growth over the comparable period in 2006 is comprised of an increase in rental rates of 7.0% and a decrease in occupancy of 0.4%.

•	We continued to focus on creating value through our development activities and pipeline. In the first quarter of 2007, we completed the development of two communities containing 400 apartment homes and the redevelopment of one community containing 409 apartment homes. In addition we began the construction of a wholly-owned apartment community that, upon completion is expected to contain 296 apartment homes for a total capitalized cost of $125,500,000.

•	We strengthened our balance sheet through a common stock offering. In conjunction with the inclusion of our common stock in the S&P 500 Index, we issued 4,600,000 shares of our common stock at $129.30 per share. At March 31, 2007 we have approximately $356,400,000 in unrestricted cash available.

•	We obtained an investment interest in three additional communities containing an aggregate of 813 apartment homes and 33,000 of retail space through acquisitions by the Fund (as defined later in this report).
Financial Outlook
We expect continued revenue and net operating income growth from Established Communities for the remainder of 2007, but at a more moderate rate than recent levels. The combination of low home affordability and continued but moderating job growth is expected to support continued favorable apartment fundamentals. The single-family housing market continues to moderate, such that the increase in home prices is flat or down, and for-sale inventory has increased. In addition, the weak for-sale market and concerns about price declines have served to increase the attractiveness of renting versus owning. As a result, the current gap between the cost to rent and the cost to own continues to make rental apartments an economically attractive housing alternative in our markets. These recent trends increase the likelihood that potential homebuyers will extend the period they rent a home. We expect that job growth will continue in our markets, but at a more modest rate in 2007. After two years of low levels of net new apartment supply, the supply of new apartment homes is expected to return to historical levels. Overall, we expect apartment market fundamentals to remain healthy in our markets such that apartment rental demand will outpace new supply. Given these key fundaments, our current financial outlook provides for rental revenue growth of 5.0% to 6.5% in our Established Community portfolio in 2007, and projected NOI growth of 5.5% to 7.5%.
We expect that our development activity will continue to create value. In positioning for future growth, we have increased our development activity and our investments in Development Rights. We currently have approximately $1,400,000,000 under construction (measured by total projected capitalized cost of the communities at completion, including the portions in which joint venture partners hold an equity or economic interest). We anticipate our construction activity will remain at or be slightly higher than this level throughout 2007. For new development, the slowing for-sale market has resulted in increased investment opportunities. We are being selective in pursuing these opportunities, given continued high land prices and construction costs. We continue to secure new Development Rights, including the acquisition of land for future development. In the first quarter of 2007, we added Development Rights for construction of new apartment communities that, based on total projected capitalized cost, increased Development Rights by $400,000,000 to $4,000,000,000 at March 31, 2007.
Through our investment in and management of AvalonBay Value Added Fund, L.P., a discretionary investment fund (the “Fund”) in which we hold an interest of approximately 15%, we expect to continue to gain investment interests in existing communities. During its investment period (which will end on or before March 16, 2008), the Fund will be our principal vehicle for acquiring apartment communities, subject to certain exceptions. As of March 31, 2007, the total amount invested by the Fund is $609,250,000. We expect the Fund to continue to focus on acquisition opportunities where value can be created, generally through redevelopment, repositioning and market cycle timing opportunities.
Real estate capital flows remain strong, with income investors seeking to acquire existing apartment communities. As a result, opportunities to realize value upon disposition have continued to be available. We expect asset sales of approximately $150,000,000 to $200,000,000 in 2007.
Community Information Overview
Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development (“Development Communities”) and Development Rights as defined below. Our current operating communities and our Development Communities include communities in which we hold a direct and indirect ownership interest.
Our current operating communities are further distinguished as follows:

•	Established Communities (also known as Same Store Communities) are consolidated communities that have stabilized occupancy and operating expenses as of January 1, 2006, and are not Redevelopment Communities, as defined below. A community has stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities are all other completed communities with stabilized occupancy, as defined above, other than Redevelopment Communities as defined below.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For wholly owned communities, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s acquisition cost. The definition of substantial redevelopment may differ for communities that are not wholly owned.
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
We generally evaluate overall operating, industry and market trends based on the operating results of Established Communities, for which a detailed discussion can be found in “Results of Operations” as part of our discussion of overall operating results. We focus on the net operating income of our current operating communities, as defined later in this report, as one of the financial measures to evaluate community performance. We evaluate our current and future cash needs and future operating potential based on acquisition, disposition, development, redevelopment and financing activities within Other Stabilized, Redevelopment and Development Communities, and discussions related to these segments of our business can be found in “Liquidity and Capital Resources.”
As of March 31, 2007, the composition of our current direct and indirect ownership interests in apartment communities and Development Rights is as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	42	11,348
Mid-Atlantic	18	5,933
Midwest	3	887
Pacific Northwest	9	2,278
Northern California	26	7,855
Southern California	9	2,424

Total Established	107	30,725

Other Stabilized Communities:
Northeast	14	3,834
Mid-Atlantic	5	1,269
Midwest	3	869
Pacific Northwest	2	433
Northern California	6	1,198
Southern California	8	3,052

Total Other Stabilized	38	10,655

Lease-Up Communities	4	919

Redevelopment Communities	6	2,054

Total Current Communities	155	44,353

Development Communities	16	5,049

Development Rights	56	14,809

Results of Operation
Our year-over-year operating performance is primarily affected by changes in net operating income of our current operating apartment communities due to market conditions; net operating income derived from acquisitions and development completions; the loss of net operating income related to disposed communities; and capital market, disposition and financing activity. A comparison of our operating results for the three months ended March 31, 2007 and 2006 follows (dollars in thousands):

	For the three months ended
		3-31-06
	3-31-07	(restated)	$ Change	% Change
Revenue:
Rental and other income	$195,262	$173,952	$21,310	12.3%
Management, development and other fees	1,444	1,207	237	19.6%

Total revenue	196,706	175,159	21,547	12.3%

Expenses:
Direct property operating expenses, excluding property taxes	47,255	41,622	5,633	13.5%
Property taxes	17,726	16,904	822	4.9%

Total community operating expenses	64,981	58,526	6,455	11.0%

Corporate-level property management and other indirect operating expenses	8,439	8,631	(192)	(2.2%)
Investments and investment management	2,024	1,471	553	37.6%
Interest expense, net	23,878	28,664	(4,786)	(16.7%)
Depreciation expense	44,094	40,225	3,869	9.6%
General and administrative expense	6,780	6,283	497	7.9%

Total other expenses	85,215	85,274	(59)	(0.1%)

Gain on sale of land	545	13,166	(12,621)	(95.9%)
Equity in income of unconsolidated entities	(86)	227	(313)	(137.9%)
Minority interest in consolidated partnerships	(449)	(132)	(317)	240.2%

Income from continuing operations	46,520	44,620	1,900	4.3%

Discontinued operations:
Income from discontinued operations	—	1,075	(1,075)	(100.0%)
Gain on sale of communities	—	65,419	(65,419)	(100.0%)

Total discontinued operations	—	66,494	(66,494)	(100.0%)

Net Income	46,520	111,114	(64,594)	(58.1%)
Dividends attributable to preferred stock	(2,175)	(2,175)	—	0.0%

Net income available to common stockholders	$44,345	$108,939	$(64,594)	(59.3%)

Net income available to common stockholders decreased $64,594,000 or 59.3%, to $44,345,000 for the three months ended March 31, 2007. This decrease is primarily attributable to asset sales and related gains occurring in the first quarter of 2006, partially offset by growth in net operating income from Established Communities and contributions to net operating income from newly developed communities in 2007.
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
NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for the three months ended March 31, 2007 and 2006, along with reconciliation to net income for each year, is as follows (dollars in thousands):

	For the three months ended
		3-31-06
	3-31-07	(restated)
Net income	$46,520	$111,114
Indirect operating expenses, net of corporate income	6,996	7,435
Investments and investment management	2,024	1,471
Interest expense, net	23,878	28,664
General and administrative expense	6,780	6,283
Equity in income of unconsolidated entities	86	(227)
Minority interest in consolidated partnerships	449	132
Depreciation expense	44,094	40,225
Gain on sale of real estate assets	(545)	(78,585)
Income from discontinued operations	—	(1,075)

Net operating income	$130,282	$115,437

The NOI increase of $14,845,000 during the three months ended March 31, 2007, as compared to the prior year period, consists of changes in the following categories (dollars in thousands):

3-31-07
Established Communities	$8,550
Other Stabilized Communities	4,230
Development and Redevelopment Communities	2,065

Total	$14,845

The NOI increase in Established Communities in 2007 was largely due to the continued strong apartment market fundamentals. For the three months ended March 31, 2007, we continued to focus on rental rate growth, while maintaining occupancy of at least 95% in all regions. We anticipate that increases in rental rates and overall rental revenue growth will moderate during the remainder of 2007, as we expect continued but moderating job growth (demand) and increased net supply as compared to recent periods. We expect revenue growth from our Established Communities of 5.0% to 6.5% in 2007 as compared to 2006. There is upward pressure on operating expenses from increasing utility, labor, and property tax expenses.
Rental and other income increased in the three months ended March 31, 2007 as compared to the prior year period due to increased rental rates for our Established Communities, coupled with additional rental income generated from newly developed communities.
Overall Portfolio — The weighted average number of occupied apartment homes increased to 38,047 apartment homes for the three months ended March 31, 2007 as compared to 36,121 for the prior year period. This change is primarily the result of increased homes available from newly developed and acquired communities, partially offset by communities sold in 2006 as well as a slight decline in occupied apartment homes for our Established Communities. The weighted average monthly revenue per occupied apartment home increased to $1,709 for the three months ended March 31, 2007 as compared to $1,591 in the prior year period.
Established Communities — Rental revenue increased $9,879,000, or 6.6%, for the three months ended March 31, 2007 over the prior year period. This increase is due to an increase in average rental rates, partially offset by a decrease in economic occupancy. For the three months ended March 31, 2007, the weighted average monthly revenue per occupied apartment home increased 7.0% to $1,760 compared to

$1,645 in the prior year period, primarily due to increased market rents and the decrease in the amortization of concessions. The higher amortization recognized in the first quarter of 2006 was due to the higher levels of concessions granted in prior periods. The average economic occupancy decreased from 96.5% for the three months ended March 31, 2006 to 96.1% for the three months ended March 31, 2007. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
We experienced increases in Established Communities’ rental revenue in all six of our regions for the three months ended March 31, 2007 as compared to the prior year period. The largest increases in rental revenue were in the Pacific Northwest, the Midwest and Northern California, with increases of 12.7%, 9.5% and 9.1%, respectively, between years. The Northeast and Northern California regions comprise the majority of our Established Community revenue, and therefore are discussed in more detail below.
Northern California, which represented approximately 24.4% of Established Community rental revenue during the three months ended March 31, 2007, experienced an increase in rental revenue of 9.1% as compared to the prior year period. Average rental rates increased by 9.4% to $1,649, and economic occupancy decreased 0.3% to 96.9% for the three months ended March 31, 2007. Apartment fundamentals remain strong in Northern California and we expect Northern California to see continued but moderating revenue growth during the remainder of 2007.
The Northeast region, which accounted for approximately 42.5% of Established Community rental revenue for the three months ended March 31, 2007, experienced an increase in rental revenue of 4.0% for the three months ended March 31, 2007 as compared to the prior year period. Average rental rates increased 4.4% to $2,100, and economic occupancy decreased 0.4% to 95.9% for the three months ended March 31, 2007. We expect job growth in 2007 to increase slightly over the growth levels experienced in 2006 in the Northeast and net supply to increase. However, we expect overall apartment fundamentals will remain favorable, resulting in moderate rental rate growth in the Northeast during the remainder of 2007. We expect that Northern New Jersey will lead the region in revenue growth as a result of the strong apartment fundamentals in neighboring New York City. However, we expect Boston, Massachusetts will lag the region in revenue growth, as the positive impact of improving regional job growth will be largely offset by new apartment deliveries.
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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three months ended March 31, 2007 and 2006 (dollars in thousands).

	For the three months ended
	3-31-07	3-31-06
Rental revenue (GAAP basis)	$159,507	$149,628
Concessions amortized	1,491	4,485
Concessions granted	(1,424)	(1,692)

Rental revenue adjusted to state concessions on a cash basis	$159,574	$152,421

Year-over-year % change — GAAP revenue	6.6%	n/a

Year-over-year % change — cash concession based revenue	4.7%	n/a
Management, development and other fees increased for the three months ended March 31, 2007 due to increased asset management, property management and redevelopment fees earned from the Fund, which was formed in March 2005, and continues to grow through purchases, acquiring three more communities in the three months ended March 31, 2007. In addition, construction and development fees earned from unconsolidated entities for the three months ended March 31, 2007, contributed to increased fee income.
Direct property operating expenses, excluding property taxes increased in the three months ended March 31, 2007 as compared to the same period of 2006, primarily due to the addition of recently developed and acquired apartment homes coupled with expense growth in our Established Communities.
For Established Communities, direct property operating expenses, excluding property taxes, increased $1,708,000, or 4.9%, to $36,854,000 for the three months ended March 31, 2007 due primarily to increases in payroll, utilities, marketing and other maintenance expenses. We expect to see continued pressure on payroll and utilities in 2007, primarily as a result of continued higher utility and payroll costs.
Property taxes increased for the three months ended March 31, 2007 over the prior year period due to overall higher assessments and the addition of newly developed and redeveloped apartment homes, and are impacted by the size and timing of successful tax appeals in both years.
For Established Communities, property taxes decreased by $375,000, or 2.6%, for the three months ended March 31, 2007, due to the timing of successful tax appeals, partially offset by overall higher assessments throughout all regions. Period over period changes are impacted by the size and timing of successful tax appeals. We expect property taxes to increase in 2007 as compared to 2006 to reflect increased valuations. However, property tax increases are mitigated for communities in California, where increases in property taxes are limited by law (Proposition 13). We evaluate property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Corporate-level property management and other indirect operating expenses decreased for the three months ended March 31, 2007 over the prior year period due primarily to vacant staff positions and decreased costs relating to corporate initiatives focused on increasing efficiency and enhancing controls at our operating communities.

Investments and investment management reflects the costs incurred related to investment acquisitions, investment management and abandoned pursuit costs, which include costs incurred on development pursuits not yet considered probable for development, as well as the abandonment or impairment of development pursuits, acquisition pursuits and disposition pursuits. Investments and investment management increased for the three months ended March 31, 2007 as compared to the prior year period due primarily to increased abandoned pursuit costs, as well as increased compensation costs and increased staffing related to management of the Fund redevelopment activity. Abandoned pursuit costs were $787,000 for the three months ended March 31, 2007 and $322,000 for the three months ended March 31, 2006. Abandoned pursuit costs can be volatile, and the costs incurred in any given period may vary significantly in future periods.
Interest expense, net decreased for the three months ended March 31, 2007 as compared to the prior year period due primarily to higher levels of capitalized interest in connection with our increased development activity, lower average outstanding balances on our unsecured credit facility and increased interest income. Interest income increased for the three months ended March 31, 2007 due to higher invested cash balances as well as increases in the interest rate earned on cash deposits, offset partially by interest income in 2006 from an escrow funded from a disposition in 2005 that was used in a tax-deferred exchange.
Depreciation expense increased for the three months ended March 31, 2007 as compared to the prior year period primarily due to the completion of development and redevelopment activities.
General and administrative expense (“G&A”) increased for the three months ended March 31, 2007 relative to the prior year periods primarily due to the incurrence in 2007 of professional and legal fees related to various litigation matters of approximately $450,000. We expect expensed overhead costs, including G&A, corporate-level property management and investments and investment management, to increase approximately 6.0% to 7.5% in 2007 as compared to 2006 in support of the Company’s continued growth.
Gain on sale of land in the three months ended March 31, 2007 represents the gain on sale of one land parcel located in Kensington, Maryland. During the three months ended March 31, 2006, we sold one land parcel located in the Northern New Jersey area.
Equity in income of unconsolidated entities for the three months ended March 31, 2007 decreased from the prior year period due primarily to losses associated with two unconsolidated investments, the consolidation in 2007 of a community that was not consolidated as of March 31, 2006, coupled with the disposition of an investment in an unconsolidated entity in the fourth quarter of 2006.
Minority interest in consolidated partnerships decreased for the three months ended March 31, 2007 as compared to the prior year period due to the conversion of limited partnership units, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.
Income from discontinued operations represents the net income generated by communities sold during the period from January 1, 2006 through March 31, 2007. See Note 7, “Real Estate Disposition Activities,” of our Consolidated Financial Statements.
Gain on sale of real estate assets decreased for the three months ended March 31, 2007 as compared to the prior year period as there were no dispositions in the first quarter of 2007, as compared to the disposition of two communities in the prior year period. The amount of gain realized in any given reporting period depends on many factors, including the number of communities sold, the size and carrying value of those communities and the sales prices, which are driven by local and national market conditions.
Funds from Operations Attributable to Common Stockholders (“FFO”)
FFO is considered by management to be an appropriate supplemental measure of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation. These amounts are generally excluded in the industry definition of FFO as amounts can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in our Consolidated Financial Statements included elsewhere this report.
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
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended
		3-31-06
	3-31-07	(restated)
Net income	$46,520	$111,114
Dividends attributable to preferred stock	(2,175)	(2,175)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	44,685	40,570
Minority interest expense, including discontinued operations	88	99
Gain on sale of operating communities	—	(65,419)

Funds from operations attributable to common stockholders	$89,118	$84,189

Weighted average common shares outstanding — diluted	79,930,748	75,290,124
EPS per common share — diluted	$0.56	$1.45

FFO per common share — diluted	$1.11	$1.12

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

	For the three months ended
		3-31-06
	3-31-07	(restated)
Net cash provided by operating activities	$99,188	$73,912

Net cash (used)/provided by investing activities	$(285,266)	$85,133

Net cash provided by/(used) in financing activities	$533,946	$(109,282)

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
Cash and cash equivalents totaled $356,435,000 at March 31, 2007, an increase of $347,868,000 from $8,567,000 at December 31, 2006. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities – Net cash provided by operating activities increased to $99,188,000 in the three months ended March 31, 2007 from $73,912,000 in the three months ended March 31, 2006. The increase was driven primarily by the additional NOI from our Established Communities’ operations, as well as NOI from recently developed communities, partially offset by the loss of NOI from the two communities sold in the first quarter of 2006, as discussed elsewhere in this report.
Investing Activities – Net cash used in investing activities of $285,266,000 in the three months ended March 31, 2007 related to investments in assets through the development and redevelopment of apartment communities and the acquisition of a land parcel, partially offset by proceeds from the disposition of a land parcel. During the three months ended March 31, 2007, we invested $292,005,000 in the purchase and development of the following real estate and capital expenditures:
•	We completed the development of two communities containing a total of 400 apartment homes for a total capitalized cost, including land acquisition cost, of $92,000,000.

•	We completed the redevelopment of one consolidated community containing 409 apartment homes for a total capitalized cost of $6,700,000, excluding costs incurred prior to redevelopment.

•	We acquired one parcel of land in connection with Development Rights, for an aggregate purchase price of $70,000,000.

•	We had capital expenditures relating to current communities’ real estate assets of $355,000 and non-real estate capital expenditures of $568,000.
Financing Activities – Net cash provided by financing activities totaled $533,946,000 in the three months ended March 31, 2007. The net cash inflow is due primarily to the proceeds from the issuance of 4,600,000 shares of the Company’s common stock at $129.30 per share.

This issuance was in conjunction with the inclusion of our common stock in the S&P 500 Index. In addition, net cash provided by financing activities includes the issuance of common stock for option exercises partially offset by the repayment of a secured mortgage loan, and dividends paid. See Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” and Note 4, “Stockholders’ Equity,” of our Consolidated Financial Statements, for additional information.
Variable Rate Unsecured Credit Facility
We currently have a $650,000,000 revolving variable rate unsecured credit facility with a syndicate of commercial banks. Under the terms of the credit facility, we may elect to increase the facility up to $1,000,000,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such an increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $813,000. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (5.72% on April 30, 2007). The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on our credit rating. In addition, a competitive bid option is available for borrowings of up to $422,500,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at April 30, 2007. We are subject to certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming our exercise of a one-year renewal option. At April 30, 2007, no amounts were outstanding on the credit facility, $37,443,000 was used to provide letters of credit and $612,557,000 was available for borrowing under the unsecured credit facility.
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

The table below details debt maturities for the next five years, excluding our unsecured credit facility, for debt outstanding at March 31, 2007 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate(1)	date	12-31-06	3-31-07		2007	2008	2009	2010	2011	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$15,990	$15,835		$479	$676	$719	$766	$816	$12,379
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon View	7.55%	Aug-2024	15,980	—		—	—	—	—	—	—
Avalon at Lexington	6.55%	Feb-2025	12,467	12,372		272	415	441	469	498	10,277
Avalon at Nob Hill	5.80%	Jun-2025	18,116	18,017	(2)	—	—	—	—	—	18,017
Avalon Campbell	6.48%	Jun-2025	32,776	32,557	(2)	—	—	—	—	—	32,557
Avalon Pacifica	6.48%	Jun-2025	14,867	14,768	(2)	—	—	—	—	—	14,768
Avalon Knoll	6.95%	Jun-2026	11,957	11,883		228	324	347	371	398	10,215
Avalon Landing	6.85%	Jun-2026	5,903	5,866		116	162	173	185	198	5,032
Avalon Fields	7.55%	May-2027	10,483	10,425		179	256	275	295	316	9,104
Avalon West	7.73%	Dec-2036	8,179	8,159		72	91	98	105	112	7,681
Avalon Oaks	7.45%	Jul-2041	17,205	17,174		98	137	147	157	168	16,467
Avalon Oaks West	7.48%	Apr-2043	17,036	17,007		89	125	133	142	152	16,367

			190,739	173,843		1,533	2,186	2,333	2,490	2,658	162,644

Variable rate (3)
The Promenade	5.46%	Oct-2010	31,495	31,495		651	701	755	29,388	—	—
Waterford	4.07%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	4.07%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Foxchase I	4.07%	Nov-2017	16,800	16,800	(4)	—	—	—	—	—	16,800
Avalon at Foxchase II	4.07%	Nov-2017	9,600	9,600	(4)	—	—	—	—	—	9,600
Avalon at Mission Viejo	4.61%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	3.64%	Jun-2025	2,684	2,783	(2)	—	—	—	—	—	2,783
Avalon Campbell	3.64%	Jun-2025	6,024	6,243	(2)	—	—	—	—	—	6,243
Avalon Pacifica	3.64%	Jun-2025	2,733	2,832	(2)	—	—	—	—	—	2,832
Bowery Place I	3.92%	Nov-2037	93,800	93,800	(5)	—	521	576	636	703	91,364
Bowery Place II	3.96%	Nov-2039	48,500	48,500	(5)	—	—	—	270	298	47,932
Avalon Acton	4.70%	Jul-2040	45,000	45,000	(5)	—	—	—	—	—	45,000
Avalon at Fairway Hills I	4.63%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			327,171	327,588		651	1,222	1,331	30,294	1,001	293,089

Conventional loans (6)
Fixed rate
$150 Million unsecured notes	5.18%	Aug-2007	150,000	150,000		150,000	—	—	—	—	—
$110 Million unsecured notes	7.13%	Dec-2007	110,000	110,000		110,000	—	—	—	—	—
$50 Million unsecured notes	6.63%	Jan-2008	50,000	50,000		—	50,000	—	—	—	—
$146 Million unsecured notes	8.38%	Jul-2008	146,000	146,000		—	146,000	—	—	—	—
$150 Million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	—	150,000	—	—	—
$200 Million unsecured notes	7.66%	Dec-2010	200,000	200,000		—	—	—	200,000	—	—
$300 Million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	—	300,000	—
$50 Million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	—	50,000	—
$250 Million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	—	100,000
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$250 million unsecured notes	5.73%	Jan-2012	250,000	250,000		—	—	—	—	—	250,000
$250 million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
Wheaton Development Right	6.99%	Oct-2008	4,513	4,492		60	4,432	—	—	—	—
4600 Eisenhower Avenue	8.08%	Apr-2009	4,402	4,375		82	118	4,175	—	—	—
Twinbrook Development Right	7.25%	Oct-2011	8,200	8,137		130	207	222	239	7,339	—
Avalon at Tysons West	5.55%	Jul-2028	6,535	6,496		117	162	173	183	193	5,668
Avalon Orchards	7.65%	Jul-2033	19,883	19,817		206	290	311	333	357	18,320

			2,199,533	2,199,317		260,595	201,209	154,881	200,755	357,889	1,023,988

Variable rate (3)
Avalon Ledges	6.69%	May-2009	18,635	18,425	(4)	601	688	17,136	—	—	—
Avalon at Flanders Hill	6.69%	May-2009	21,245	21,005	(4)	686	784	19,535	—	—	—
Avalon at Newton Highlands	6.63%	May-2009	37,650	37,330	(4)	1,226	1,397	34,707	—	—	—
Avalon at Crane Brook	6.60%	Mar-2011	33,535	33,215	(4)	910	1,045	1,106	1,169	28,985	—

			111,065	109,975		3,423	3,914	72,484	1,169	28,985	—

Total indebtedness — excluding unsecured credit facility			$2,828,508	$2,810,723		$266,202	$208,531	$231,029	$234,708	$390,533	$1,479,721

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at March 31, 2007 and December 31, 2006 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of March 31, 2007.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of March 31, 2007. Actual amounts drawn on the debt as of March 31, 2007 are $83,276 for Bowery Place I, $1,602 for Bowery Place II and $0 for Avalon Acton.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $2,816 of debt discount as of March 31, 2007 and $2,922 of debt discount as of December 31, 2006, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

Future Financing and Capital Needs – Portfolio and Other Activity
As of March 31, 2007, we had 16 new communities under construction, for which a total estimated cost of $603,945,000 remained to be invested. In addition, we had six communities which we own, or in which we have a direct or indirect interest, under reconstruction, for which a total estimated cost of $10,784,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
•	cash currently on hand invested in highly liquid overnight money market funds and repurchase agreements, and short term investment vehicles;

•	the remaining capacity under our current $650,000,000 unsecured credit facility;

•	the net proceeds from sales of existing communities;

•	retained operating cash;

•	the issuance of debt or equity securities (including proceeds from the recent stock offering); and/or

•	private equity funding.
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
We have invested in the Fund, a private, discretionary investment vehicle that acquires and operates apartment communities in our markets. The Fund will serve, until March 16, 2008 or until all of its capital commitments have been invested or committed for investment, as the principal vehicle through which we will invest in the acquisition of apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund. The Fund will not restrict our development activities, and will terminate after a term of eight years, subject to two one-year extensions. The Fund has nine institutional investors, including us, with a combined capital equity commitment of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $22,944,000 has been invested as of April 30, 2007) representing a 15.2% combined general partner and limited partner equity interest. As of April 30, 2007, the Fund has committed to invest approximately $650,000,000, and has remaining capacity to invest approximately $225,000,000. Based on our prior experience, our acquisition pipeline and current market conditions, we expect that the Fund will be fully invested or committed to invest by 2008. We are exploring various potential sources for funding future acquisitions after the Fund is fully invested, including a vehicle which, like the Fund, would serve during its term as the exclusive vehicle through which we would acquire apartment communities, subject to certain exceptions.
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
Off Balance Sheet Arrangements
In addition to the investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 6, “Investments in Unconsolidated Entities,” and Note 8, “Commitments and Contingencies,” of our Condensed Consolidated Financial Statements located elsewhere in this report.
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City) overall once tenant improvements related to a retail tenant are complete, which is expected in 2007. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of, and our obligation under these guarantees, both at inception and as of March 31, 2007 were not significant. As a result we have not recorded any obligation associated with these guarantees at March 31, 2007.

•	MVP I, LLC has a construction loan in the amount of $94,400,000 (of which $83,916,000 is outstanding as of March 31, 2007), which matures in September 2010, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. In connection with the construction management services that we provided to MVP I, LLC, the entity that owns and developed Avalon at Mission Bay North II in San Francisco, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Construction was completed in 2006, and our obligations under this guarantee will terminate once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in 2007. The estimated fair value of and our obligation under this guarantee, both at inception and as of March 31, 2007 was not significant and therefore no liability has been recorded related to this construction completion guarantee as of March 31, 2007.

•	The Fund has 13 mortgage loans with amounts outstanding in the aggregate of $271,701,000. These mortgage loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to October 2014. These mortgage loans are secured by the underlying real estate. In addition, the Fund had amounts outstanding of $187,400,000 as of March 31, 2007 under its credit facilitates. These borrowings include $139,400,000 in borrowings under the Fund’s credit facility secured by uncalled capital commitments maturing in January 2008 and $48,000,000 in borrowings under a separate unsecured credit facility maturing in December 2008. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $3,400,000 as of March 31, 2007). As of March 31, 2007, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under a liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2007 was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2007.

•	In connection with the pursuit of a Development Right in Pleasant Hill, California, $125,000,000 in bond financing was issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the possible future construction of a multifamily rental community by PHVP I, LLC. The bond proceeds were immediately invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This Development Right is planned as a mixed-use development, with residential, for-sale, retail and office components. The bond proceeds will remain in the GIC until at least June 1, 2007, but no later than December 5, 2007, at which time a loan will be made to PHVP I, LLC to fund construction of the multifamily portion of the development, or the bonds will be redeemed by the Agency. Although we do not have any equity or economic interest in PHVP I, LLC at this time, we do have an option to make a capital contribution to PHVP I, LLC in exchange for a 99% general partner interest in the entity. Should we decide not to exercise this option, the bonds will be redeemed, and a loan will not be made to PHVP I, LLC. The bonds are payable from the proceeds of the GIC and are non-recourse to both PHVP I, LLC and to us. There is no loan payable outstanding by PHVP I, LLC as of March 31, 2007.

In addition, as part of providing construction management services to PHVP I, LLC for the construction of a public garage, we have provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. Our obligations under this guarantee will terminate following construction completion of the garage once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in 2008. In the third quarter of 2006, significant modifications were requested by the local transit authority to change the garage structure design. We do not believe that the requested design changes impact the construction schedule. However, it is expected that these changes will increase the original budget by an amount up to $5,000,000. We believe that substantially all potential additional amounts are reimbursable from unrelated third parties. At this time we do not believe that it is probable that we will incur any additional costs. The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2007 was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2007.

•	In the fourth quarter of 2006, we admitted a 70% venture partner to the Avalon Del Rey Apartments, LLC for an investment of $49,000,000, including the assumption of debt. In conjunction with this investment, we provided an operating guarantee to the joint venture partner. This guarantee provides that if the initial year return earned by the joint venture partner is less than a threshold return of 7% on its initial equity investment, we will pay the joint venture partner an amount equal to the shortfall, up to the 7% threshold return required. As of March 31, 2007, the cash flows and expected return on investment of the community are expected to meet and exceed the initial year threshold return required by our joint venture partner. Therefore we have not recorded any liability associated with this guarantee as of March 31, 2007.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the three months ended March 31, 2007.
Development Communities
As of March 31, 2007, we had 16 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,049 apartment homes to our portfolio for a total projected capitalized cost, including land acquisition costs and portions owned by joint venture partners, of approximately $1,358,500,000. We anticipate the expected total capital cost of Development Communities under construction will be between $1,500,000,000 and $2,000,000,000 by the end of 2007. You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2006 for a discussion of the risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

		Total
	Number of	capitalized
	apartment	cost(1)	Construction	Initial	Estimated	Estimated
	homes	($ millions)	start	occupancy(2)	completion	stabilization(3)
1. Avalon Wilshire
Los Angeles, CA	123	$46.6	Q1 2005	Q2 2007	Q3 2007	Q4 2007
2. Avalon Lyndhurst (4)
Lyndhurst, NJ	328	78.8	Q3 2005	Q4 2006	Q4 2007	Q2 2008
3. Avalon Shrewsbury
Shrewsbury, MA	251	36.1	Q3 2005	Q2 2006	Q2 2007	Q4 2007
4. Avalon Riverview North
New York, NY	602	175.6	Q3 2005	Q3 2007	Q3 2008	Q1 2009
5. Avalon at Glen Cove North
Glen Cove, NY	111	41.4	Q4 2005	Q1 2007	Q3 2007	Q1 2008
6. Avalon Danvers
Danvers, MA	433	84.8	Q4 2005	Q1 2007	Q2 2008	Q4 2008
7. Avalon Woburn
Woburn, MA	446	83.1	Q4 2005	Q3 2006	Q1 2008	Q3 2008
8. Avalon on the Sound II
New Rochelle, NY	588	184.2	Q1 2006	Q2 2007	Q3 2008	Q1 2009
9. Avalon Meydenbauer
Bellevue, WA	368	84.3	Q1 2006	Q4 2007	Q3 2008	Q1 2009
10. Avalon at Dublin Station I
Dublin, CA	305	85.8	Q2 2006	Q3 2007	Q2 2008	Q4 2008
11. Avalon at Lexington Hills
Lexington, MA	387	86.2	Q2 2006	Q2 2007	Q3 2008	Q1 2009
12. Avalon Bowery Place II (5)
New York, NY	90	61.9	Q3 2006	Q4 2007	Q1 2008	Q2 2008
13. Avalon Encino
Los Angeles, CA	131	61.5	Q3 2006	Q3 2008	Q4 2008	Q1 2009
14. Avalon Canoga Park
Canoga Park, CA	210	53.9	Q4 2006	Q1 2008	Q2 2008	Q4 2008
15. Avalon Acton (5)
Acton, MA	380	68.8	Q4 2006	Q1 2008	Q4 2008	Q2 2009
16. Avalon Morningside Park (5)
New York, NY	296	125.5	Q1 2007	Q3 2008	Q1 2009	Q3 2009

Total	5,049	$1,358.5

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

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations are defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	The remediation of the Company’s Avalon Lyndhurst development site, as discussed in the Company’s second quarter 2006 Earnings Release, is substantially complete. The net cost associated with this remediation effort after considering insurance proceeds received to date, including costs associated with construction delays, is expected to total approximately $6.0 million,. The Company is pursuing the recovery of these additional costs through insurance as well as from the third parties involved, but any additional recoverable amounts are not currently estimable. The total capitalized cost and yield cited above do not reflect the potential impact of these additional net costs.

(5)	This community is being financed in part by third-party tax-exempt debt.
Redevelopment Communities
As of March 31, 2007, we had two consolidated communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be approximately $18,900,000, excluding costs prior to redevelopment. In addition, the Fund has four communities under redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing our redevelopment activity related to Fund-owned communities, as well as communities in our current operating portfolio. You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2006 for a discussion of risks associated with redevelopment activity.
The following presents a summary of Redevelopment Communities which also includes redevelopment activity of the Fund:

		Total cost
	Number of	($ millions)			Estimated	Estimated
	apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
	homes	cost	cost(1)	start	completion	operations(2)
1. Avalon Walk I and II (3)
Hamden, CT	764	59.4	71.2	Q1 2006	Q4 2007	Q2 2008
2. Avalon at AutumnWoods
Fairfax, VA	420	31.2	38.3	Q3 2006	Q3 2008	Q1 2009
3. Avalon Redmond (4)
Redmond, WA	400	49.2	56.7	Q2 2006	Q4 2007	Q2 2008
4. Civic Center Place
Norwalk, CA	192	38.1	43.5	Q4 2006	Q2 2008	Q4 2008
5. Avalon at Poplar Creek
Schaumburg, IL	196	25.2	28.6	Q4 2006	Q1 2008	Q3 2008
6. Fuller Martel
Los Angeles, CA	82	17.9	21.3	Q1 2007	Q1 2008	Q3 2008

Total	2,054	$221.0	$259.6

(1)	Total capitalized cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with GAAP.

(2)	Restabilized operations are defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	This community was developed by a predecessor of the Company. Phase I was completed in Q3 1992 and Phase II was completed in Q3 1994.

(4)	This community, formerly known as Ravenswood at the Park, was acquired in Q4 2004 and was transferred to a subsidiary of the Company’s Investment Management Fund (the “Fund”) in Q1 2005, reducing the Company’s indirect equity interest in the community to 15%.
Development Rights
As of March 31, 2007, we were evaluating the future development of 56 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We prefer to hold Development Rights through options to acquire land, although for 21 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 14,809 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At March 31, 2007, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $38,932,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $315,241,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2007.
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
You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K/A for the year ended December 31, 2006 for a discussion of risks associated with Development Rights we are currently pursuing.

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions)(1)
1.	White Plains, NY	(2)	393	$155
2.	Tinton Falls, NJ		216	41
3.	San Diego, CA	(2)	161	65
4.	Hingham, MA	(2)	235	48
5.	Union City, CA	(2)	438	120
6.	Sharon, MA		156	26
7.	Coram, NY	(2)	200	47
8.	Norwalk, CT		319	83
9.	Andover, MA	(2)	115	21
10.	Brooklyn, NY	(2)	628	317
11.	Wilton, CT	(2)	100	24
12.	Pleasant Hill, CA	(4)	416	153
13.	Cohasset, MA	(2)	200	38
14.	Kirkland, WA Phase II	(2)	181	60
15.	Northborough, MA		350	60
16.	New York, NY II		680	261
17.	Dublin, CA Phase II		200	52
18.	Dublin, CA Phase III		205	53
19.	Irvine, CA III		170	73
20.	Bellevue, WA		385	126
21.	Bloomingdale, NJ		173	38
22.	Camarillo, CA		376	55
23.	Seattle, WA		202	65
24.	North Bergen, NJ	(3)	156	48
25.	Howell, NJ		265	42
26.	Quincy, MA	(2)	146	24
27.	West Long Branch, NJ	(3)	216	36
28.	Shelton, CT		302	49
29.	Canoga Park, CA	(2)	297	85
30.	Irvine, CA	(2)	280	76
31.	Shelton, CT II		171	34
32.	Greenburgh, NY Phase II		444	112
33.	San Francisco, CA		157	50
34.	Highland Park, NJ		285	67
35.	Brooklyn, NY II		550	284
36.	Gaithersburg, MD		254	41
37.	Milford, CT	(2)	284	45
38.	Plymouth, MA Phase II		69	17
39.	Stratford, CT	(2)	146	23
40.	Saddle Brook, NJ		300	55
41.	Oyster Bay, NY	(2)	150	42
42.	West Haven, CT		170	23
43.	Randolph, NJ		115	31
44.	Hackensack, NJ		210	47
45.	Garden City, NY		160	58
46.	Yonkers, NY		400	88
47.	Roselle Park, NJ		300	70
48.	Irvine, CA II		180	57
49.	Alexandria, VA	(2)	283	73
50.	Tysons Corner, VA	(2)	439	101
51.	Oakland, NJ		308	62
52.	Plainview, NY		160	38
53.	Wheaton, MD	(2)	320	56
54.	Wanaque, NJ		210	45
55.	Yaphank, NY	(2)	343	57
56.	Rockville, MD	(2)	240	46

			14,809	3,963

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

(3)	This community will be subject to a joint venture ownership structure.

(4)	This Development Right is subject to a joint venture arrangement. In connection with the pursuit of this Development Right, $125 million in bond financing was issued and immediately invested in a guaranteed investment contract (“GIC”) administered by a trustee. The Company does not have any equity or economic interest in the joint venture entity at this time, but has an option to make a capital contribution to the joint venture entity for a 99% general partner interest. Should the Company exercise this option, the bond proceeds will be released from the GIC and used for future construction of the Development Right. Should the Company decide not to exercise this option, the bond proceeds will be redeemed to the issuer.
Insurance and Risk of Uninsured Losses
We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for the year ended December 31, 2006 for a discussion of risks associated with an uninsured property or liability loss.
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
We renewed our property insurance policy on May 1, 2007 and the insurance coverage provided for in these renewal policies and related premiums did not materially change from the preceding year. Our annual general liability policy and workman’s compensation coverage renewed on August 1, 2006. We expect to complete our negotiations with the incumbent carrier in July of this year, and cannot currently estimate the level of the premium change or coverage.
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
We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1a, “Risk Factors,” of our Form 10-K for the year ended December 31, 2006 for a discussion of risks associated with forward-looking statements.

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
We generally capitalize only non-recurring expenditures. We capitalize improvements and upgrades only if the item: (i) exceeds $15,000; (ii) extends the useful life of the asset; and (iii) is not related to making an apartment home ready for the next resident. Under this policy, a significant portion of our capitalized costs is non-recurring, as recurring make-ready costs are expensed as incurred. Because we expense recurring make-ready costs, such as (i) carpet and appliance replacements; (ii) floor coverings; (iii) interior painting; and (iv) other redecorating costs, our expense levels and volatility are greatest in the third quarter of each year as this is when we experience our greatest amount of turnover. We generally expense replacements of personal property.
For Established and Other Stabilized Communities, we recorded non-revenue generating capital expenditures of $9 per apartment home and $38 per apartment home in the three months ended March 31, 2007 and 2006, respectively. The average maintenance costs charged to expense per apartment home, including carpet and appliance replacements, related to these communities was $354 and $332 in the three months ended March 31, 2007 and 2006, respectively. Historically, we have experienced a gradual increase in capitalized costs and expensed maintenance costs per apartment home as the average age of our communities has increased. We expect to return to the trend of gradual increases in maintenance costs in future years.
Asset Impairment Evaluation
We assess the impairment of our investments and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For both our consolidated and unconsolidated entities, factors that could trigger an assessment for impairment include, but are not limited to: i) underperformance of the asset relative to historical or expected future operating results, ii) significant change in legal and economic factors, iii) incurrence of costs significantly in excess of amounts originally forecasted for construction or acquisition of an asset, or iv) an expectation that a long-lived asset will be disposed of at an amount below the current carrying value. We evaluate the key factors necessary in the assessment of asset impairment on a quarterly basis. For the three months ended March 31, 2007, we did not recognize any impairment in value associated with our investments or long-lived assets. We cannot predict the occurrence of future events that may cause an impairment assessment to be performed.
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

Part I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to our exposures to market risk since December 31, 2006.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

In connection with the filing of this report on Form 10-Q, we evaluated, with the participation of management including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures through the end of the period covered by this report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were functioning effectively to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
(b)	Changes in internal controls over financial reporting.

None.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1a. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors which could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in Part I, “Item 1a. Risk Factors.” The risks described in our Annual Report on Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2007, the Company issued 1,673 shares of common stock in exchange for 1,673 units of limited partnership held by limited partners of Avalon DownREIT V, L.P. and Avalon Upper Falls Limited Partnership. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. AvalonBay is relying on the exemption based on factual representations received from the limited partners who received these shares.
Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum Dollar
			Total Number of	Amount that May Yet
	(a)	(b)	Shares Purchased as	be Purchased Under
	Total Number of	Average Price Paid	Part of Publicly	the Plans or
	Shares Purchased	per Share	Announced Plans or	Programs
Period	(1)	(2)	Programs	(in thousands)
Month Ended January 31, 2007	—	$—	—	$100,000
Month Ended February 28, 2007	6,405	$142.18	—	$100,000
Month Ended March 31, 2007	32,287	$134.07	—	$100,000

(1)	Includes shares surrendered to the Company in connection with employee stock option exercises or vesting of restricted stock as payment of exercise price or as payment of taxes.

(2)	As disclosed for the first time in our Form 10-K for the year ended December 31, 2005, our Board of Directors has adopted a Stock Repurchase Program under which we may acquire, from time to time, shares of common stock in the open market with an aggregate purchase price of up to $100,000,000. No purchases were made under this program in 2006 or in 2007 to date. In determining whether to repurchase shares, we consider a variety of factors, including our liquidity needs, the then current market price of our shares and the effect of the share repurchases on our per share earnings and FFO. There is no scheduled expiration date to this program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.		Description
3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed on March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 10-K of the Company filed on March 1, 2007.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 3(i).3 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Second Supplemental Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.2	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.7	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

Exhibit No.		Description
4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by references to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer.) (Furnished herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AVALONBAY COMMUNITIES, INC.

Date: May 10, 2007	/s/ Bryce Blair

Bryce Blair
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	/s/ Thomas J. Sargeant

Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)