Form 10-Q
period 2007-06-30
AVALONBAY COMMUNITIES INC
filed 2007-08-09
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
79,736,131 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2007

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	2

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and six months ended June 30, 2007 and 2006 (restated)	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and 2006 (restated)	4-5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	53

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1a.	Risk Factors	53-54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Submission of Matters to a Vote of Security Holders	54-55

Item 5.	Other Information	55

Item 6.	Exhibits	55-57

SIGNATURES		58

EXPLANATORY NOTE
We have filed Amendment No. 1 on Form 10-K/A on May 10, 2007 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007 (the “Form 10-K”) (1) to restate our financial statements as of December 31, 2006, 2005 and 2004 and for the years then ended and to amend other Items contained in the Form 10-K to reflect such restatement, and (2) to correct a typographical error in the description of the Second Amended and Restated Revolving Loan Agreement of the Company referenced as Exhibit 10.32 to the Form 10-K. In addition we have restated our financial statements for the three and six months ended June 30, 2006. This restatement is reported in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. We have not amended and do not anticipate amending our Annual Reports on Form 10-K for any years prior to fiscal year 2006, nor will we be amending any of our previously filed Quarterly Reports on Form 10-Q. The financial statements and other information that have been previously filed or otherwise reported for these periods should no longer be relied upon; all such prior information is superseded by the information in the Form 10-K/A and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
As discussed in the Form 10-K/A, this restatement revises our accounting for long-term land leases. We revised the accounting for leases with fixed, or minimum, escalations, recognizing as rental expense on a straight-line basis, the aggregate undiscounted payments required over the non-cancelable portion of the lease term, as opposed to our expected holding period of our interest in the related asset. This change primarily impacts the land lease accounting related to one consolidated asset with a 90-year lease that became effective in 1999, in which the land lessor is also our partner in the venture holding the asset. In addition, we recognized as a component of minority interest, the value associated with a provision allowing our partner in that same venture to put their interest in the venture to us based on the fair market value of the underlying real estate with the offset to stockholders’ equity.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6-30-07	12-31-06
	(unaudited)
ASSETS
Real estate:
Land	$1,001,996	$961,035
Buildings and improvements	4,770,602	4,572,020
Furniture, fixtures and equipment	151,464	142,768

	5,924,062	5,675,823
Less accumulated depreciation	(1,181,799)	(1,093,933)

Net operating real estate	4,742,263	4,581,890
Construction in progress, including land	810,925	641,781
Land held for development	352,616	202,314
Operating real estate assets held for sale, net	84,338	84,377

Total real estate, net	5,990,142	5,510,362

Cash and cash equivalents	137,770	8,343
Cash in escrow	220,418	135,917
Resident security deposits	30,635	26,429
Investments in unconsolidated real estate entities	38,557	42,724
Deferred financing costs, net	27,665	26,140
Deferred development costs	46,811	39,365
Prepaid expenses and other assets	50,812	56,211

Total assets	$6,542,810	$5,845,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$2,153,289	$2,153,078
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	761,387	648,350
Dividends payable	69,951	60,417
Payables for construction	62,419	59,232
Accrued expenses and other liabilities	187,702	189,612
Accrued interest payable	40,215	37,189
Resident security deposits	41,565	38,376
Liabilities related to real estate assets held for sale	51,607	67,772

Total liabilities	3,368,135	3,254,026

Minority interest of unitholders in consolidated partnerships	24,883	18,311

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both June 30, 2007 and December 31, 2006; 4,000,000 shares issued and outstanding at both June 30, 2007 and December 31, 2006	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both June 30, 2007 and December 31, 2006; 79,734,293 and 74,668,372 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	797	747
Additional paid-in capital	3,108,305	2,482,516
Accumulated earnings less dividends	43,319	93,430
Accumulated other comprehensive loss	(2,669)	(3,579)

Total stockholders’ equity	3,149,792	2,573,154

Total liabilities and stockholders’ equity	$6,542,810	$5,845,491

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6-30-07	6-30-06	6-30-07	6-30-06
		(restated)		(restated)
Revenue:
Rental and other income	$200,448	$177,688	$394,169	$350,111
Management, development and other fees	1,488	1,395	2,932	2,601

Total revenue	201,936	179,083	397,101	352,712

Expenses:
Operating expenses, excluding property taxes	58,480	53,798	115,704	105,011
Property taxes	18,791	16,642	36,289	33,318
Interest expense, net	22,662	26,115	46,159	54,311
Depreciation expense	44,195	41,285	88,023	81,251
General and administrative expense	6,642	6,479	13,422	12,762

Total expenses	150,770	144,319	299,597	286,653

Equity in income (losses) of unconsolidated entities	(196)	207	(283)	434
Minority interest in consolidated partnerships	(457)	(128)	(906)	(260)
Gain on sale of land	—	—	545	13,166

Income from continuing operations	50,513	34,843	96,860	79,399

Discontinued operations:
Income from discontinued operations	539	171	711	1,310
Gain on sale of communities	—	31,992	—	97,411

Total discontinued operations	539	32,163	711	98,721

Net income	51,052	67,006	97,571	178,120
Dividends attributable to preferred stock	(2,175)	(2,175)	(4,350)	(4,350)

Net income available to common stockholders	$48,877	$64,831	$93,221	$173,770

Other comprehensive income:
Unrealized gain on cash flow hedges	739	644	910	1,185

Comprehensive income	$49,616	$65,475	$94,131	$174,955

Dividends declared per common share	$0.85	$0.78	$1.70	$1.56

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.61	$0.44	$1.17	$1.01
Discontinued operations	0.01	0.43	0.01	1.34

Net income available to common stockholders	$0.62	$0.87	$1.18	$2.35

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.60	$0.43	$1.15	$1.00
Discontinued operations	0.01	0.43	0.01	1.31

Net income available to common stockholders	$0.61	$0.86	$1.16	$2.31

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	6-30-07	6-30-06
		(restated)
Cash flows from operating activities:
Net income	$97,571	$178,120
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense, including discontinued operations	88,466	81,771
Amortization of deferred financing costs and debt premium/discount	2,416	2,076
Amortization of deferred compensation	7,799	6,268
Income allocated to minority interest in consolidated partnerships	906	260
Equity in income of unconsolidated entities, net of eliminations	779	(9)
Return on investment of unconsolidated entities	122	172
Gain on sale of real estate assets	(545)	(110,577)
Decrease (increase) in cash in operating escrows	1,842	(1,875)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	4,381	(250)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	(2,471)	29,050

Net cash provided by operating activities	201,266	185,006

Cash flows used in investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(575,077)	(308,325)
Capital expenditures — existing real estate assets	(1,730)	(7,701)
Capital expenditures — non-real estate assets	(769)	(225)
Proceeds from sale of real estate assets, net of selling costs	5,129	237,270
Increase in payables for construction	3,186	16,271
Decrease in cash in construction escrows	13,657	19,572
Decrease (increase) in investments in unconsolidated real estate entities	3,153	(8,885)

Net cash used in investing activities	(552,451)	(52,023)

Cash flows provided by (used in) financing activities:
Issuance of common stock	617,099	15,651
Dividends paid	(130,127)	(114,542)
Net borrowings under unsecured credit facility	—	(60,800)
Issuance of mortgage notes payable	16,926	41,405
Repayments of mortgage notes payable	(19,869)	(3,150)
Repayment of unsecured notes	—	(4,000)
Payment of deferred financing costs	(3,730)	(533)
Redemption of units for cash by minority partners	—	(80)
Contributions from minority and profit-sharing partners	1,334	—
Distributions to DownREIT partnership unitholders	(172)	(198)
Distributions to joint venture and profit sharing partners	(849)	(62)

Net cash provided by (used in) financing activities	480,612	(126,309)

Net increase in cash and cash equivalents	129,427	6,674

Cash and cash equivalents, beginning of period	8,343	6,106

Cash and cash equivalents, end of period	$137,770	$12,780

Cash paid during year for interest, net of amount capitalized	$46,948	$52,671

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the six months ended June 30, 2007:
•	As described in Note 4, “Stockholders’ Equity,” 72,296 shares of common stock valued at $10,605 were issued in connection with stock grants, 1,179 shares valued at $157 were issued through the Company’s dividend reinvestment plan, 40,539 shares valued at $4,153 were withheld to satisfy employees’ tax withholding and other liabilities and 4,007 shares valued at $274 were forfeited, for a net value of $6,335. In addition, the Company granted 335,749 options for common stock, net of forfeitures, at a value of $7,478.

•	19,231 units of limited partnership, valued at $887, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $910 to adjust the Company’s Hedging Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	The Company issued $100,000 of variable-rate tax-exempt debt relating to Avalon Morningside Park. The proceeds were placed in an escrow account until requisitioned for construction funding.

•	Common and preferred dividends declared but not paid totaled $69,951.

•	The Company recorded in increase of $6,124 to minority interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with a put option held by a joint venture partner. This put option allows our partner to put their interest in the investment to the Company at the future fair market value.
During the six months ended June 30, 2006:
•	122,172 shares of common stock valued at $12,368 were issued in connection with stock grants, 943 shares valued at $94 were issued through the Company’s dividend reinvestment plan, and 45,267 shares valued at $3,365 were withheld to satisfy employees’ tax withholding and other liabilities, for a net value of $9,097. In addition, the Company granted 862,613 options for common stock, net of forfeitures, at a value of $9,863.

•	301,298 units of limited partnership, valued at $13,953, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $1,185 to adjust the Company’s Hedging Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $60,220.

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
At June 30, 2007, the Company owned or held a direct or indirect ownership interest in 157 operating apartment communities containing 44,952 apartment homes in ten states and the District of Columbia, of which seven communities containing 2,188 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 19 communities under construction that are expected to contain an aggregate of 5,819 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 53 communities that, if developed in the manner expected, will contain an estimated 14,108 apartment homes.
During the three months ended June 30, 2007:
•	The Company completed the development of Avalon Shrewsbury, located in Shrewsbury, Massachusetts. Avalon Shrewsbury is a garden-style community containing 251 apartment homes and was completed for a total capitalized cost of $35,900.

•	The Company commenced construction of four communities during the second quarter of 2007: Avalon White Plains, a high-rise community located in Westchester County, New York; Avalon at Tinton Falls, a garden-style community located in Central New Jersey; Avalon Fashion Valley, a mid-rise community located in San Diego, California and Avalon Anaheim, a mid-rise community located in Orange County, California. These four communities are expected to contain an aggregate of 1,021 apartment homes when completed for an estimated total capitalized cost of $363,100.

•	The Company purchased a land parcel in San Francisco, California, for approximately $36,000 adjacent to its existing Avalon at Mission Bay North and Avalon at Mission Bay North II communities. The Company expects to begin construction of a 260 apartment home, high-rise community as the third phase of this community during the last three months of 2007.

•	AvalonBay Value Added Fund, L.P. (the “Fund”), the private, discretionary investment vehicle in which the Company holds an equity interest of approximately 15%, acquired one community. The Fund also commenced redevelopment of Paseo Park, located in Fremont, California. Paseo Park is a garden-style community containing 134 homes. The projected total capitalized cost for redevelopment is $5,700, excluding costs incurred prior to redevelopment. See Note 6, “Investments in Real Estate Entities.”

•	The Company issued $116,926 in mortgage notes, $100,000 of which is tax-exempt, secured by the assets of two communities.
The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K/A. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
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
The Company assesses consolidation of variable interest entities under the guidance of FIN 46(R). The Company accounts for joint venture entities and subsidiary partnerships, including those structured as DownREITs, that are not variable interest entities, in accordance with EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures”, Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and EITF Topic D-46, “Accounting for Limited Partnership Investments.” The Company uses EITF Issue No. 04-5 to evaluate the partnership of each joint venture entity and determine whether control over the partnership, as defined by the EITF, lies with the general partner, or the limited partners, when the limited partners have certain rights. The general partner in a limited partnership is presumed to control that limited partnership, unless that presumption is overcome by the limited partners having either: (i) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve the limited partnership or otherwise remove the general partner without cause; or (ii) substantive participating rights. If the Company is the general partner and has control over the partnership, or if the Company’s limited partnership ownership includes the ability to dissolve the partnership, or has substantive participating rights, as discussed above, the Company consolidates the investments. If the Company is not the general partner, or the Company’s partnership interest does not contain either of the above terms which overcome the presumption of control in a limited partnership residing with the general partner, the Company then looks to the guidance in SOP 78-9, APB 18 and EITF D-46 to determine the accounting framework to apply. The Company generally uses the equity method to account for these investments unless its ownership interest is so minor that it has virtually no influence over the partnership’s operating and financial policies. Investments in which the Company has little or no influence are accounted for using the cost method.
In each of the partnerships structured as DownREITs, either the Company or one of the Company’s wholly owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the Company’s current common stock dividend per share. The holders of units of limited partnership interests have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of the Company’s common stock. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company’s common stock.
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
The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when the Company has determined that development of the future asset is probable and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use. For redevelopment efforts, we capitalize costs beginning either (i) in advance of taking homes out of service when significant renovation of the common area has begun until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are recognized as they accrue.
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $1,287 and $1,043 for the three months ended June 30, 2007 and 2006, respectively, and $2,075 and $1,365 for the six months ended June 30, 2007 and 2006, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
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
In connection with the acquisition of an operating community, the Company performs a valuation, allocating to each asset and liability acquired in such transaction, their estimated fair values at the date of acquisition in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, such as in-place leases, is included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets and amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.
It is the Company’s policy to perform a quarterly qualitative analysis to determine if there are changes in circumstances that suggest the carrying value of a long-lived asset may not be recoverable. If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company compares the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company did not recognize an impairment loss on any of its operating communities during the three and six months ended June 30, 2007 or 2006.
Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $18,395 at June 30, 2007 and was $16,179 at December 31, 2006.
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
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement requires that derivatives be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. For cash flow hedge relationships, changes in the fair value of the derivative instrument that are deemed effective at offsetting the risk being hedged are reported in other comprehensive income. For cash flow hedges where the cumulative changes in the fair value of the derivative exceed the cumulative changes in fair value of the hedged item, the ineffective portion is recognized in current period earnings. As of June 30, 2007 and December 31, 2006, the Company had approximately $237,169 and $229,159, respectively, in variable rate debt subject to cash flow hedges. As of June 30, 2007, the Company elected to not apply hedge accounting for an additional $38,970 in variable rate debt which is subject to interest rate caps. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.
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

	For the three months ended		For the six months ended
	6-30-07	6-30-06	6-30-07	6-30-06
		(restated)		(restated)
Basic and diluted shares outstanding
Weighted average common shares — basic	79,428,056	74,100,800	78,932,715	73,950,147
Weighted average DownREIT units outstanding	126,392	152,221	135,439	194,662
Effect of dilutive securities	1,093,066	1,108,890	1,214,989	1,141,137

Weighted average common shares — diluted	80,647,514	75,361,911	80,283,143	75,285,946

Calculation of Earnings per Share — basic
Net income available to common stockholders	$48,877	$64,831	$93,221	$173,770

Weighted average common shares — basic	79,428,056	74,100,800	78,932,715	73,950,147

Earnings per common share — basic	$0.62	$0.87	$1.18	$2.35

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$48,877	$64,831	$93,221	$173,770
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	84	99	172	198

Adjusted net income available to common stockholders	$48,961	$64,930	$93,393	$173,968

Weighted average common shares — diluted	80,647,514	75,361,911	80,283,143	75,285,946

Earnings per common share — diluted	$0.61	$0.86	$1.16	$2.31

Certain options to purchase shares of common stock in the amounts of 338,749 and 862,613 were outstanding at June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because in applying the treasury stock method under the provisions of SFAS No.123(R), “Share Based Payment” (“SFAS 123(R)”), such options are anti-dilutive.
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
During 2006, the Company determined that contaminated soil from imported fill was delivered to its Avalon Lyndhurst development site by third parties. The contaminants exceeded allowable levels for residential use under New Jersey state and local regulations. The remediation effort is complete. The net cost associated with this remediation effort, after considering insurance proceeds received to date and including costs associated with construction delays necessary to complete construction and commence operations, is approximately $6,000. The Company is pursuing the recovery of these additional net costs from the third parties involved, but no assurance can be given as to the amount or timing of additional reimbursements to the Company. The Company is recording these incremental costs as they are incurred, and potential recoveries as they become certain or are received. Although the net costs to complete construction of this community exceeded the original construction budget, the Company has determined that there is not an impairment in value of this asset which would require a write down in the carrying value. The Company will continue to review this assessment based on changes in circumstances or market conditions.
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

Recently Issued Accounting Standards
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (“FIN 48”), on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no material effect on either the financial condition or results of operations of the Company as a result of implementing FIN 48. We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2003 through 2005.
2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest associated with communities under development or redevelopment totaled $18,393 and $11,205 for the three months ended June 30, 2007 and June 30, 2006, respectively, and $33,826 and $19,569 for the six months ended June 30, 2007 and June 30, 2006, respectively.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of June 30, 2007 and December 31, 2006 are summarized below. The following amounts and discussion do not include the construction loan payable or mortgage notes related to three communities classified as held for sale as of June 30, 2007 (see Note 7, “Real Estate Disposition Activities”).

	6-30-07	12-31-06
Fixed rate unsecured notes (1)	$2,153,289	$2,153,078
Fixed rate mortgage notes payable — conventional and tax-exempt	207,909	210,114
Variable rate mortgage notes payable — conventional and tax-exempt	553,478	438,236

Total notes payable and unsecured notes	2,914,676	2,801,428
Variable rate unsecured credit facility	—	—

Total mortgage notes payable, unsecured notes and unsecured credit facility	$2,914,676	$2,801,428

(1)	Balances at June 30, 2007 and December 31, 2006 include $2,711 and $2,922 of debt discount, respectively.
During the six months ended June 30, 2007, the Company repaid an outstanding mortgage note in the amount of $15,980, secured by the operating assets of a community. In addition, the Company issued a mortgage note for approximately $16,926 secured by the operating assets of a community, and a mortgage note for $100,000 for a development community.
In the aggregate, secured notes payable mature at various dates from October 2008 through April 2043 and are secured by certain apartment communities and improved land parcels (with a net carrying value of $840,928 as of June 30, 2007). As of June 30, 2007, the Company has guaranteed approximately $67,000 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.7 % and 6.8% at June 30, 2007 and December 31, 2006, respectively The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed on the following page), including the effect of certain financing related fees, was 4.9% at June 30, 2007 and 5.8% at December 31, 2006.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at June 30, 2007 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes
2007	$4,846	$—	$110,000	6.875%
			150,000	5.000%
2008	8,540	4,368	50,000	6.625%
			146,000	8.250%
2009	7,635	73,793	150,000	7.500%
2010	6,279	28,989	200,000	7.500%
2011	4,813	50,524	300,000	6.625%
			50,000	6.625%
2012	4,093	12,166	250,000	6.125%
			250,000	5.500%
2013	4,204	—	100,000	4.950%
2014	2,777	34,882	150,000	5.375%
2015	4,944	—	—	—
2016	5,358	—	250,000	5.750%
Thereafter	225,937	277,239	—	—

	$279,426	$481,961	$2,156,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.
The Company has a $650,000 revolving variable rate unsecured credit facility with a syndicate of commercial banks. There were no amounts outstanding under the current facility and $38,848 outstanding in letters of credit on June 30, 2007. The Company did not have any amounts outstanding under the current credit facility and $38,713 outstanding in letters of credit on December 31, 2006. Under the terms of the credit facility, the Company may elect to increase the facility up to $1,000,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $813, which is subject to increase in the event that the amount available on the facility is increased. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum. The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on the Company’s credit rating. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $422,500. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company had no amounts outstanding under this competitive bid option as of June 30, 2007. The Company is in compliance with certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.
4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the six months ended June 30, 2007:

				Accumulated	Accumulated
			Additional	earnings	other
	Preferred	Common	paid-in	less	comprehensive	Stockholders’
	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2006	$40	$747	$2,482,516	$93,430	$(3,579)	$2,573,154

Net income	—	—	—	97,571	—	97,571
Unrealized gain on cash flow hedges	—	—	—	—	910	910
Change in redemption value of minority interest	—	—	—	(6,124)	—	(6,124)
Dividends declared to common and preferred stockholders	—	—	—	(139,818)	—	(139,818)
Issuance of common stock, net of withholdings	—	50	615,406	(1,740)	—	613,716
Amortization of deferred compensation	—	—	10,383	—	—	10,383

Balance at June 30, 2007	$40	$797	$3,108,305	$43,319	$(2,669)	$3,149,792

During the six months ended June 30, 2007, the Company:
(i)	Issued 4,600,000 shares of common stock in connection with an equity offering;

(ii)	issued 417,761 shares of common stock in connection with stock options exercised;

(iii)	issued 19,231 shares of common stock to acquire an equal number of DownREIT limited partnership units;

(iv)	issued 1,179 shares through the Company’s dividend reinvestment plan;

(v)	issued 72,296 common shares in connection with stock grants;

(vi)	had 4,007 shares of restricted stock forfeited; and

(vii)	withheld 40,539 shares to satisfy employees’ tax withholding and other liabilities.
In addition, the Company granted 342,429 options for common stock to employees. As required under SFAS 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during the six months ended June 30, 2007 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2007 or above, and will not be reflected until earned as compensation cost.
Dividends per common share were $1.70 for the six months ended June 30, 2007 and $1.56 for the six months ended June 30, 2006. The average dividend for all non-redeemed preferred shares for the six months ended June 30, 2007 and 2006 was $1.09 per share.
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

5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt (collectively, the “Hedged Debt”). The Company has not entered into any interest rate hedge agreements for its conventional unsecured debt and does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at June 30, 2007 (dollars in thousands):

	Interest	Interest
	Rate Caps	Rate Swaps
Notional balance	$218,713	$64,928
Weighted average interest rate (1)	5.5%	6.3%
Weighted average capped interest rate	7.6%	n/a
Earliest maturity date	Sep-07	Aug-07
Latest maturity date	Mar-14	Jun-10
Estimated derivative fair value	$279	$(2,189)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
At June 30, 2007, the Company had 11 derivatives designated as cash flow hedges and two derivatives not designated as hedges. For the derivative positions that the Company has determined qualify as effective cash flow hedges under SFAS No. 133, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives to their fair value, the Company recorded unrealized gains in other comprehensive income of $910 and $1,185 during the six months ended June 30, 2007 and 2006, respectively. These amounts will be reclassified into earnings in conjunction with the periodic adjustment of the floating rates on the Hedged Debt, in interest expense, net. The amount reclassified into earnings for the six months ended June 30, 2007, as well as the estimated amount included in accumulated other comprehensive income as of June 30, 2007, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material.
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

6. Investments in Real Estate Entities
Investments in Unconsolidated Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46(R) in accordance with EITF Issue No. 04-5. As of June 30, 2007, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:
•	a 50% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in the limited liability company that owns the Avalon Grove community;

•	a 20% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in the limited liability company that owns the Avalon Chrystie Place I community;

•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that developed and owns the Avalon at Mission Bay North II community; and

•	a 15.2% combined general partner and indirect limited partner equity interest in the Fund, which owns the following 16 communities: Avalon at Redondo Beach, Avalon Lakeside, Avalon Columbia, Avalon Redmond, Avalon Sunset, Avalon at Poplar Creek, Civic Center Place, Paseo Park, Avalon at Yerba Buena, Avalon at Aberdeen Station, The Springs, The Covington, Cedar Valley, Avalon Crystal Hill, Middlesex Crossing, and Avalon Centerpoint. In addition, during the three months ended June 30, 2007, the Fund acquired Skyway Terrace, located in San Jose, California. Skyway Terrace contains a total of 348 apartment homes and was acquired for a purchase price of $74,000.
In addition, as part of the formation of the Fund, the Company provided a guarantee to one of the limited partners. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $3,400 as of June 30, 2007). As of June 30, 2007, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under a liquidation scenario. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of June 30, 2007 was not significant and therefore the Company has not recorded any obligation for this guarantee as of June 30, 2007.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	6-30-07	12-31-06
	(unaudited)	(unaudited)
Assets:
Real estate, net	$950,176	$724,795
Other assets	36,864	55,716

Total assets	$987,040	$780,511

Liabilities and partners’ equity:
Mortgage notes payable and credit facility	$748,338	$510,784
Other liabilities	36,383	51,108
Partners’ equity	202,319	218,619

Total liabilities and partners’ equity	$987,040	$780,511

     The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the six months ended
	(unaudited)		(unaudited)
	6-30-07	6-30-06	6-30-07	6-30-06
Rental income	$22,803	$15,463	$42,017	$29,968
Operating and other expenses	(9,922)	(6,984)	(18,697)	(13,732)
Interest expense, net	(10,152)	(5,158)	(18,761)	(10,071)
Depreciation expense	(6,318)	(3,999)	(12,194)	(7,757)

Net income	$(3,589)	$(678)	$(7,635)	$(1,592)

Investments in Consolidated Real Estate Entities
The Company is subject to the following arrangements related to entities that are not accounted for under the equity method of accounting.
•	The Company holds a 30% limited liability company membership interest in a limited liability company that owns the Avalon Del Rey community. In conjunction with the construction management services that the Company provided to Avalon Del Rey, the Company provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to construction financing. The obligation of the Company under this guarantee will terminate following satisfaction of the lender’s standard completion requirements, which the Company expects to occur in 2007.

The Company provided an operating guarantee to the third-party investor in the limited liability company that owns Avalon Del Rey. This guarantee, which extends until December 2007, provides that if the one-year return for the initial year of the joint venture partner’s investment is less than a threshold return of 7% on its initial equity investment, then the Company will pay the joint venture partner an amount equal to the shortfall, up to the 7% threshold return required. As of June 30, 2007, the cash flows and return on investment for Avalon Del Rey are expected to meet and exceed the initial year threshold return required by our joint venture partner. As a result, the Company’s obligation under this guarantee and its related fair value is insignificant, and the Company has therefore not recorded any liability associated with this guarantee as of June 30, 2007.

The sale of the 70% ownership interest in 2006 is being accounted for under the deposit method of accounting pursuant to SFAS No. 66, with the recognition of the sale deferred until the Company is relieved of its obligation under the operating guarantee. Accordingly, the Company continues to consolidate this community for financial reporting purposes, reporting the joint venture partner’s interest in the net assets of the limited liability company as a component of accrued expenses and other liabilities, and recognizing the joint venture partner’s interest in the operating results of the limited liability company as a component of minority interest in consolidated partnerships.

•	The Company holds an option to make a capital contribution to an entity in connection with the pursuit of a Development Right in Pleasant Hill, California. The Company currently does not have any equity or economic interest in this entity. However, due to the nature of the Company’s option to make a capital contribution, this entity is considered a variable interest entity under FIN 46(R), where the Company is the primary beneficiary. This entity does not have any operations and has minimal assets and equity, and is therefore not considered a significant variable interest entity.

•	During the three months ended June 30, 2007, the Company entered into a low-income housing tax credit syndication arrangement related to Avalon at Bowery Place I, a 206 apartment-home community that completed construction at the end of 2006. Under a long-term master lease agreement, the Company is long-term leasing the homes at Avalon at Bowery Place I that have been designated as low-income housing (approximately 20% of the total homes) to a limited liability company in which the Company is the 0.01% managing member. The remaining 99.99% operating income and loss interests in the limited liability company are held by an unrelated third-party. Due to the nature of this arrangement, the limited liability company leasing the low-income homes is considered a variable interest entity under FIN 46(R), where the Company is the primary beneficiary. Therefore, the assets, liabilities and operations of this limited liability company have been consolidated with those of the Company in the accompanying Condensed Consolidated Financial Statements.
7. Real Estate Disposition Activities
During the six months ended June 30, 2007, the Company did not sell any communities. During the six months ended June 30, 2006, the Company sold three communities, Avalon Estates, located in the Boston, Massachusetts area, Avalon Cupertino, located in San Jose, California and Avalon Corners, located in Stamford, Connecticut. These three communities, which contained a total of 668 apartment homes, were sold for an aggregate sales price of $182,750. The sale of these three communities resulted in a gain as reported in accordance with GAAP of approximately $97,411.
As of June 30, 2007, the Company had two communities that qualified as held for sale and discontinued operations under the provisions of SFAS No. 144. In addition, Avalon Del Rey, which is accounted for under the deposit method due to the operating guarantee provided to its 70% joint venture partner (see Note 6, “Investments in Real Estate Entities”) also qualifies as held for sale as of June 30, 2007. However, due to the Company’s continuing involvement through its 30% ownership interest and its role as the managing member of the venture, Avalon Del Rey has been and will continue to be reported as a component of continuing operations in the accompanying Condensed Consolidated Financial Statements.
In accordance with the requirements of SFAS No. 144, the operations for any communities sold from January 1, 2006 through June 30, 2007 and the communities that qualify as discontinued operations as of June 30, 2007 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.

The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the six months ended
	6-30-07	6-30-06	6-30-07	6-30-06
Rental income	$1,604	$1,749	$3,145	$4,908
Operating and other expenses	(730)	(837)	(1,452)	(2,131)
Interest expense, net	(158)	(480)	(539)	(947)
Depreciation expense	(177)	(261)	(443)	(520)

Income from discontinued operations	$539	$171	$711	$1,310

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $2,508 and $3,558 as of June 30, 2007 and December 31, 2006, respectively, and other liabilities of $51,607 as of June 30, 2007 and $67,772 as of December 31, 2006, relating to real estate assets sold or classified as held for sale.
During the six months ended June 30, 2007, the Company sold one parcel of land through a taxable REIT subsidiary, located in the Mid Atlantic, for a sales price of $5,800, resulting in a GAAP gain of $545.
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

A reconciliation of NOI to net income for the three and six months ended June 30, 2007 and 2006 is as follows:

	For the three months ended		For the six months ended
	6-30-07	6-30-06	6-30-07	6-30-06
		restated		restated
Net income	$51,052	$67,006	$97,571	$178,120
Indirect operating expenses, net of corporate income	7,220	6,911	14,214	14,338
Investments and investment management	2,483	2,398	4,508	3,869
Interest expense, net	22,662	26,115	46,159	54,311
General and administrative expense	6,642	6,479	13,422	12,762
Equity in loss (income) of unconsolidated entities	196	(207)	283	(434)
Minority interest in consolidated partnerships	457	128	906	260
Depreciation expense	44,195	41,285	88,023	81,251
Gain on sale of land	—	—	(545)	(13,166)
Gain on sale of communities	—	(31,992)	—	(97,411)
Income from discontinued operations	(539)	(171)	(711)	(1,310)

Net operating income	$134,368	$117,952	$263,830	$232,590

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The table below provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three and six months ended June 30, 2007 and 2006 has been adjusted for the communities that were sold from January 1, 2006 through June 30, 2007, or otherwise qualify as discontinued operations as of June 30, 2007, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended				For the six months ended
	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate(1)	revenue	NOI	from prior year	real estate (1)
For the period ended June 30, 2007
Established
Northeast	$69,258	$46,875	4.4%	$1,818,173	$137,167	$92,278	5.1%	$1,818,173
Mid-Atlantic	28,470	17,663	8.8%	688,373	56,435	35,296	8.1%	688,373
Midwest	3,015	1,910	7.4%	92,408	6,010	3,678	6.8%	92,408
Pacific Northwest	8,274	5,868	21.7%	289,683	16,367	11,347	19.4%	289,683
Northern California	39,595	28,642	13.3%	1,386,947	78,475	56,934	13.0%	1,386,947
Southern California	13,999	10,135	7.4%	349,260	27,822	20,203	7.7%	349,260

Total Established	162,611	111,093	8.4%	4,624,844	322,276	219,736	8.5%	4,624,844

Other Stabilized	14,162	9,351	n/a	397,595	27,749	18,247	n/a	397,595
Development / Redevelopment	23,675	13,924	n/a	1,667,526	44,144	25,847	n/a	1,667,526
Land Held for Future Development	n/a	n/a	n/a	352,616	n/a	n/a	n/a	352,616
Non-allocated (2)	1,488	n/a	n/a	45,022	2,932	n/a	n/a	45,022

Total	$201,936	$134,368	13.9%	$7,087,603	$397,101	$263,830	13.4%	$7,087,603

For the period ended June 30, 2006 (restated)
Established
Northeast	$49,304	$33,437	5.9%	$1,230,595	$97,471	$65,724	5.1%	$1,230,595
Mid-Atlantic	26,201	15,990	10.3%	621,538	51,799	31,939	11.3%	621,538
Midwest	2,832	1,778	(1.1%)	92,069	5,567	3,444	(0.9%)	92,069
Pacific Northwest	8,125	5,338	10.9%	315,534	16,000	10,506	9.3%	315,534
Northern California	36,161	25,167	8.8%	1,374,113	71,720	50,161	9.1%	1,374,113
Southern California	14,233	10,225	10.5%	372,197	28,258	20,310	10.1%	372,197

Total Established	136,856	91,935	8.2%	4,006,046	270,815	182,084	8.0%	4,006,046

Other Stabilized	24,419	15,486	n/a	827,326	48,055	30,764	n/a	827,326
Development / Redevelopment	16,413	10,531	n/a	905,647	31,241	19,742	n/a	905,647
Land Held for Future Development	n/a	n/a	n/a	208,810	n/a	n/a	n/a	208,810
Non-allocated (2)	1,395	n/a	n/a	31,860	2,601	n/a	n/a	31,860

Total	$179,083	$117,952	9.8%	$5,979,689	$352,712	$232,590	9.7%	$5,979,689

(1)	Does not include gross real estate assets relating to held for sale communities of $96,078 and $94,180 as of June 30, 2007, and 2006, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

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
Shares of common stock of 2,143,789 and 1,791,861 were available for future option or restricted stock grant awards under the 1994 Plan as of June 30, 2007 and December 31, 2006, respectively. Annually on January 1st, the maximum number available for issuance under the 1994 Plan is increased by between 0.48% and 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.
Information with respect to stock options granted under the 1994 Plan, the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:

			Avalon 1995
		Weighted	Incentive Plan	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2006	2,487,239	$69.65	4,240	$36.81
Exercised	(414,673)	57.35	(3,088)	36.76
Granted	342,429	147.53	—	—
Forfeited	(19,991)	110.79	—	—

Options Outstanding, June 30, 2007	2,395,004	$82.57	1,152	$36.96

Options Exercisable:
June 30, 2007	1,282,613	$60.28	1,152	$36.96

The weighted average fair value of the options granted during the six months ended June 30, 2007 is estimated at $21.84 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 4.0% over the expected life of the option, volatility of 17.31%, risk-free interest rates of 4.73% and an expected life of approximately seven years.
The Company issued restricted stock as part of its stock-based compensation plan during the six months ended June 30, 2007. Compensation cost is recognized over the requisite service period, which varies, but does not exceed five years. The fair value of restricted stock is the closing stock price on the date of the grant. Provisions of SFAS 123(R) require the Company to recognize compensation cost taking into consideration retirement eligibility. The cost related to stock-based compensation for restricted stock included in the determination of net income is based on actual forfeitures for the given year. Restricted stock awards typically vest over a five-year period with the exception of accelerated vesting provisions. Restricted stock vesting during the six months ended June 30, 2007 had fair values ranging from $36.66 to $147.75 per share. The total fair value of shares vested was $8,444 for the six months ended June 30, 2007.
Total compensation cost recognized in income relating to deferred compensation was $7,799 and $6,268 for the six months ended June 30, 2007 and 2006, respectively, and total capitalized compensation cost relating to deferred compensation was $2,584 and $1,933 for the six months ended June 30, 2007 and 2006, respectively. At June 30,

2007, there was a total of $12,259 and $14,881 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively. The unrecognized compensation cost for stock options does not take into account estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 2.04 years and 2.67 years, respectively.
10. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $1,488 and $2,932 in the three and six months ended June 30, 2007, respectively, and $1,395 and $2,601 for the three and six months ended June 30, 2006, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
In addition, in connection with the construction management services that the Company provided to MVP I, LLC, the entity that owns and developed Avalon at Mission Bay North II, the Company funds certain construction costs that are expected to be reimbursed through construction financing within 30 to 60 days. Although construction was completed in 2006, final payments to vendors are still being funded. The accompanying Condensed Consolidated Balance Sheets reflect a receivable in prepaid expenses and other assets in the amounts of $2,487 as of June 30, 2007 and $5,654 as of December 31, 2006, from MVP I, LLC.
Director Compensation
The 1994 Plan provides that directors of the Company who are also employees receive no additional compensation for their services as a director. On May 14, 2003, the Company’s Board of Directors approved an amendment to the 1994 Plan and certain cash compensation arrangements pursuant to which each non-employee director would receive, following the 2004 Annual Meeting of Stockholders and each annual meeting thereafter, (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 based on the last reported sale price of the common stock on the New York Stock Exchange (“NYSE”) on the fifth business day following the prior year’s annual meeting and (ii) $30 cash, payable in quarterly installments of $7.5. A non-employee director may elect to receive all or a portion of such cash payment in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5. In February 2006, the Company’s Board of Directors approved another amendment to the 1994 Plan and modified the cash compensation arrangements under which (i) following the 2006 Annual Meeting of Stockholders the cash payment was adjusted to $40, payable in quarterly installments of $10 and (ii) following the 2007 Annual Meeting of Stockholders, the number of shares of restricted stock (or deferred stock awards) will be calculated based on the closing price on the day of the award (rather than the closing price on the award date of the prior year). The Company recorded non-employee director compensation expense relating to the restricted stock grants, deferred stock awards and stock options in the amount of $92 and $182 for the three and six months ended June 30, 2007 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants, deferred stock awards and stock options was $896 and $778 on June 30, 2007 and December 31, 2006, respectively.

11. Subsequent Events
In July 2007, the Company sold Avalon View, located in Fishkill, New York. This community contains 288 apartment homes and was sold for a price of $54,000. On August 1, 2007, the Company sold San Marino for a sales price of $55,000. San Marino is a 248 apartment-home community located in San Jose, California. San Marino did not qualify as held for sale at June 30, 2007 and therefore is not included in discontinued operations.
In July 2007, the Company purchased a garden-style community located in San Jose, California adjacent to its existing Countrybrook community. This community, renamed Countrybrook II, contains 80 apartment homes and was acquired for a purchase price of $17,700. The Company will operate this community in conjunction with Countrybrook.
On August 1, 2007, the Company repaid $150,000 of unsecured notes with an effective interest rate of 5.2%, along with any unpaid interest, pursuant to their scheduled maturity. In addition, in August 2007, the Company executed a repurchase of common stock in the open market under the Stock Repurchase Program. The Board of Directors voted to increase the aggregate purchase price of shares that may be purchased under the existing Stock Repurchase Program from $100,000 to $300,000. As of August 7, 2007, 458,600 shares have been repurchased for approximately $51,300.
In July 2007, the Fund acquired two communities, Avalon Rutherford Station and South Hills Apartments. Avalon Rutherford Station is a garden-style community containing 108 apartment homes and is located in East Rutherford, New Jersey. This community was acquired for a purchase price of $35,850. South Hills Apartments is a garden-style community containing 85 apartment homes in Los Angeles, California and was acquired for a purchase price of $20,700.
12. Restatement of Previously Issued Financial Statements
The Company has restated its Condensed Consolidated Balance Sheet as of December 31, 2006 in the Form 10-K/A. In addition, the Company has restated its unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2006 as presented in the table below. The restatement adjustments reflected in the following tables relate to the Company’s accounting for long-term land leases, changing the straight-line recognition of lease payments with fixed, or minimum, escalations over the period equal to the non-cancelable portion of the lease term as opposed to the Company’s expected holding period of its interest in the asset. This change primarily impacts the land lease accounting related to one consolidated asset with a 90-year lease in which the land lessor is also the partner in the venture holding the asset. The change resulted in an additional non-cash increase to operating expenses of approximately $2,655, per quarter in excess of the current quarterly cash payments, as well as additional depreciation expense. The effects of the restatement did not impact the total operating, investing or financing cash flows. The cumulative effect of the restatement on the Condensed Consolidated Statements of Operations for the periods affected is as follows:

	For the three months ended June 30, 2006			For the six months ended June 30, 2006
	As Previously			As Previously
	Reported	Adjustments	As Adjusted (1)	Reported	Adjustments	As Adjusted (1)
Revenue:
Rental and other income	$179,280	$—	$179,280	$353,232	$—	$353,232
Management, development and other fees	1,395	—	1,395	2,601	—	2,601

Total revenue	180,675	—	180,675	355,833	—	355,833

Expenses:
Operating expenses, excluding property taxes	51,665	2,655	54,320	100,736	5,310	106,046
Property taxes	16,871	—	16,871	33,775	—	33,775
Interest expense, net	26,595	—	26,595	55,259	—	55,259
Depreciation expense	41,238	308	41,546	81,153	616	81,769
General and administrative expense	6,479	—	6,479	12,762	—	12,762

Total expenses	142,848	2,963	145,811	283,685	5,926	289,611

Joint venture income and minority interest expense	207	—	207	434	—	434
Minority interest in consolidated partnerships	(128)	—	(128)	(260)	—	(260)
Gain on sale of land	—	—	—	13,166	—	13,166

Income from continuing operations	37,906	(2,963)	34,943	85,488	(5,926)	79,562

Discontinued operations:
Income from discontinued operations	71	—	71	1,147	—	1,147
Gain on sale of communities	31,992	—	31,992	97,411	—	97,411

Total discontinued operations	32,063	—	32,063	98,558	—	98,558

Net income	69,969	—	67,006	184,046	—	178,120
Dividends attributable to preferred stock	(2,175)	—	(2,175)	(4,350)	—	(4,350)

Net income available to common stockholders	$67,794	$—	$64,831	$179,696	$—	$173,770

Other comprehensive income:
Unrealized gain on cash flow hedges	644	—	644	1,185	—	1,185

Comprehensive income	$68,438	$—	$65,475	$180,881	$—	$174,955

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.48	$(0.04)	$0.44	$1.10	$(0.08)	$1.02
Discontinued operations	0.43	—	0.43	1.33	—	1.33

Net income per common share — basic	$0.91	$(0.04)	$0.87	$2.43	$(0.08)	$2.35

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.47	$(0.04)	$0.43	$1.08	$(0.08)	$1.00
Discontinued operations	0.43	—	0.43	1.31	—	1.31

Net income per common share — diluted	$0.90	$(0.04)	$0.86	$2.39	$(0.08)	$2.31

(1)   As adjusted reflects the second quarter and year-to-date data for the restatement items only and has not been updated to reflect discontinued operations at June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in this Item 2 contains financial information as of December 31, 2006 and for the three and six months ended June 30, 2006, that has been revised to reflect the restatement of the Consolidated Financial Statements contained in Amendment No. 1 on Form 10-K/A filed on May 10, 2007 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the period ended December 31, 2006, and the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three and six-month periods ended June 30, 2006. See Note 12, “Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements included in Item 1 of this report.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” on page 51 of this report. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors described in Item 1a, “Risk Factors,” of the Form 10-K/A for the year ended December 31, 2006.
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
Our individual markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. Our strategy is to more deeply penetrate these markets with a broad range of products and services and an intense focus on our customer. A majority of our communities are upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.
Second Quarter 2007 Highlights
•	The operating trends experienced in the first quarter of 2007 consisting of strong apartment fundamentals with moderating growth continued in the second quarter of 2007. Our Established Community portfolio (as defined later in this report) experienced an increase of 8.4% in net operating income (“NOI”) over the comparable period of 2006, driven by a 6.3% increase in rental revenue, partially offset by moderate growth in operating expenses of 2.0%. The rental revenue growth over the comparable period in 2006 is comprised of an increase in rental rates of 6.6% and a decrease in occupancy of 0.3%.

•	In addition to our Established Community year-over-year growth in NOI, our operating results were supported by the growing contribution from our development communities. We continued to focus on creating value through our development activities and pipeline, completing the development of one community containing 251 apartment homes in the second quarter of 2007. In addition, we began the construction of four wholly-owned apartment communities that, upon completion, are expected to contain 1,021 apartment homes for a total capitalized cost of $363,100,000.

•	We obtained an investment interest in one additional community containing 348 apartment homes through an acquisition by the Fund (as defined later in this report).
Financial Outlook
We expect that our Established Communities will provide for continued revenue and net operating income growth, consistent with but slightly moderating from current levels, for the remainder of 2007. Favorable apartment fundamentals are supported primarily by continued job growth and new supply that is modest when compared to historical levels. The single-family housing market continues to moderate, with home prices remaining flat or declining. We believe that renting continues to be an attractive alternative to owning given current economic factors such as the increase in for-sale inventory and overall decrease in prices for single-family homes. These recent trends increase the likelihood that potential homebuyers will extend the period they rent a home. We expect that job growth will continue in our markets for the remainder of 2007. After two years of low levels of net new apartment supply, the fall off in condominium conversions coupled with continued development has resulted in the supply of new apartment homes returning to historical levels. Overall, we expect apartment market fundamentals to remain healthy in our markets such that apartment rental demand will outpace new supply.
We expect that our development activity will continue to create value. In positioning for future growth, we have increased our development activity and our investments in Development Rights. We currently have approximately $1,700,000,000 under construction (measured by total projected capitalized cost of the communities at completion, including the portions in which joint venture partners hold an equity or economic interest). We anticipate our construction activity will remain at or be slightly higher than this level through the remainder of 2007. For new development, the slowing for-sale market has resulted in increased investment opportunities. We are being selective in pursuing these opportunities, given continued high land prices and construction costs. We continue to selectively secure new Development Rights, including the acquisition of land for future development. We currently have Development Rights for construction of new apartment communities that would, if developed as expected, total approximately $4,100,000,000, based on total projected capitalized costs at June 30, 2007.
Through our investment in and management of AvalonBay Value Added Fund, L.P., a discretionary investment fund (the “Fund”) in which we hold an interest of approximately 15%, we expect to continue to gain investment interests in existing communities. During its investment period (which will end on or before March 16, 2008), the Fund will be our principal vehicle for acquiring apartment communities, subject to certain exceptions. As of July 31, 2007, the total amount invested by the Fund is $743,985,000. We expect the Fund to continue to focus on acquisition opportunities where value can be created, generally through redevelopment, repositioning and market cycle timing opportunities.
We continue to see real estate capital flows from income investors. Subsequent to the second quarter of 2007, we sold two communities for an aggregate sales price of $109,000,000.
Community Information Overview
Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development (“Development Communities”) and Development Rights as defined below. Our current operating communities and our Development Communities include communities in which we hold a direct and indirect ownership interest.
Our current operating communities are further distinguished as follows:
•	Established Communities (also known as Same Store Communities) are consolidated communities that have stabilized occupancy and operating expenses as of January 1, 2006, and are not Redevelopment Communities, as defined below. A community has stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities are all other completed communities with stabilized occupancy, as defined above, other than Redevelopment Communities as defined below.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For wholly-owned communities, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s acquisition cost. The definition of substantial redevelopment may differ for communities that are not wholly-owned.
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

As of June 30, 2007, the composition of our current direct and indirect ownership interests in apartment communities and Development Rights is as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	41	11,228
Mid-Atlantic	17	5,757
Midwest	3	887
Pacific Northwest	9	2,278
Northern California	27	8,109
Southern California	10	3,172

Total Established	107	31,431

Other Stabilized Communities:
Northeast	17	4,409
Mid-Atlantic	7	1,641
Midwest	3	869
Pacific Northwest	2	433
Northern California	6	1,471
Southern California	7	2,304

Total Other Stabilized	42	11,127

Lease-Up Communities	1	206

Redevelopment Communities	7	2,188

Total Current Communities	157	44,952

Development Communities	19	5,819

Development Rights	53	14,108

Results of Operations
Our year-over-year operating performance is primarily affected by changes in net operating income of our Established Communities due to market conditions; net operating income derived from acquisitions and development completions; the loss of net operating income related to disposed communities; and capital market, disposition and financing activity. A comparison of our operating results for the three and six months ended June 30, 2007 and 2006 follows (dollars in thousands):

	For the three months ended				For the six months ended
		6-30-06				6-30-06
	6-30-07	(restated)	$ Change	% Change	6-30-07	(restated)	$ Change	% Change
Revenue:
Rental and other income	$200,448	$177,688	$22,760	12.8%	$394,169	$350,111	$44,058	12.6%
Management, development and other fees	1,488	1,395	93	6.7%	2,932	2,601	331	12.7%

Total revenue	201,936	179,083	22,853	12.8%	397,101	352,712	44,389	12.6%

Expenses:
Direct property operating expenses, excluding property taxes	47,291	43,093	4,198	9.7%	94,050	84,204	9,846	11.7%
Property taxes	18,791	16,642	2,149	12.9%	36,289	33,318	2,971	8.9%

Total community operating expenses	66,082	59,735	6,347	10.6%	130,339	117,522	12,817	10.9%

Corporate-level property management and other indirect operating expenses	8,706	8,307	399	4.8%	17,146	16,938	208	1.2%
Investments and investment management	2,483	2,398	85	3.5%	4,508	3,869	639	16.5%
Interest expense, net	22,662	26,115	(3,453)	(13.2%)	46,159	54,311	(8,152)	(15.0%)
Depreciation expense	44,195	41,285	2,910	7.0%	88,023	81,251	6,772	8.3%
General and administrative expense	6,642	6,479	163	2.5%	13,422	12,762	660	5.2%

Total other expenses	84,688	84,584	104	0.1%	169,258	169,131	127	0.1%

Gain on sale of land	—	—	—	0.0%	545	13,166	(12,621)	(95.9%)
Equity in income of unconsolidated entities	(196)	207	(403)	(194.7%)	(283)	434	(717)	(165.2%)
Minority interest in consolidated partnerships	(457)	(128)	(329)	257.0%	(906)	(260)	(646)	248.5%

Income from continuing operations	50,513	34,843	15,670	45.0%	96,860	79,399	17,461	22.0%

Discontinued operations:
Income from discontinued operations	539	171	368	215.2%	711	1,310	(599)	(45.7%)
Gain on sale of communities	—	31,992	(31,992)	(100.0%)	—	97,411	(97,411)	(100.0%)

Total discontinued operations	539	32,163	(31,624)	(98.3%)	711	98,721	(98,010)	(99.3%)

Net income	51,052	67,006	(15,954)	(23.8%)	97,571	178,120	(80,549)	(45.2%)
Dividends attributable to preferred stock	(2,175)	(2,175)	—	—	(4,350)	(4,350)	—	—

Net income available to common stockholders	$48,877	$64,831	$(15,954)	(24.6%)	$93,221	$173,770	$(80,549)	(46.4%)

Net income available to common stockholders decreased $15,954,000 or 24.6%, to $48,877,000 for the three months ended June 30, 2007 and decreased $80,549,000, or 46.4%, to $93,221,000 for the six months ended June 30, 2007. These decreases are primarily attributable to asset sales and related gains occurring in 2006, partially offset by growth in net operating income from Established Communities and contributions to net operating income from newly developed communities in 2007.
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
NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for the three and six months ended June 30, 2007 and 2006, along with reconciliation to net income for each year, is as follows (dollars in thousands):

	For the three months ended		For the six months ended
		6-30-06		6-30-06
	6-30-07	(restated)	6-30-07	(restated)
Net income	$51,052	$67,006	$97,571	$178,120
Indirect operating expenses, net of corporate income	7,220	6,911	14,214	14,338
Investments and investment management	2,483	2,398	4,508	3,869
Interest expense, net	22,662	26,115	46,159	54,311
General and administrative expense	6,642	6,479	13,422	12,762
Equity in loss (income) of unconsolidated entities	196	(207)	283	(434)
Minority interest in consolidated partnerships	457	128	906	260
Depreciation expense	44,195	41,285	88,023	81,251
Gain on sale of real estate assets	—	(31,992)	(545)	(110,577)
Income from discontinued operations	(539)	(171)	(711)	(1,310)

Net operating income	$134,368	$117,952	$263,830	$232,590

The NOI increases during the three and six months ended June 30, 2007, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	2007 NOI Increase
	For the three months ended	For the six months ended
	06-30-2007	06-30-2007
Established Communities	$8,619	$17,169
Other Stabilized Communities	3,776	7,987
Development and Redevelopment Communities	4,021	6,084

Total	$16,416	$31,240

The NOI increases in Established Communities in 2007 were largely due to continued strong apartment market fundamentals. During the six months ended June 30, 2007, we continued to focus on rental rate growth, while maintaining occupancy of at least 95% in all regions. We anticipate that increases in rental rates and overall rental revenue growth will moderate during the remainder of 2007, as we expect continued but moderating job growth (demand) and the continued return of net supply as to historical levels. In addition, operating expenses are generally more volatile during the latter half of the year.
Rental and other income increased in the three and six months ended June 30, 2007 as compared to the prior year period due to increased rental rates for our Established Communities, coupled with additional rental income generated from newly developed communities.
Overall Portfolio – The weighted average number of occupied apartment homes increased to 37,948 apartment homes for the six months ended June 30, 2007 as compared to 36,206 for the prior year period. This change is primarily the result of increased homes available from newly developed and acquired communities, partially offset by communities sold in 2006 as well as a slight decline in occupied apartment homes for our Established Communities. The weighted average monthly revenue per occupied apartment home increased to $1,728 for the six months ended June 30, 2007 as compared to $1,609 in the prior year period.

Established Communities – Rental revenue increased $9,595,000, or 6.3%, for the three months ended June 30, 2007 over the prior year period. Rental revenue increased $19,473,000, or 6.4%, for the six months ended June 30, 2007 over the prior year period. These increases are due to increased average rental rates, partially offset by decreased economic occupancy. For the six months ended June 30, 2007, the weighted average monthly revenue per occupied apartment home increased 6.8% to $1,776 compared to $1,663 in the prior year period, primarily due to increased market rents and the decrease in the amortization of concessions. The higher amortization recognized in the six months ended June 30, 2006 was due to the higher levels of concessions granted in periods prior to 2006. The average economic occupancy decreased from 96.5% to 96.1% for the six months ended June 30, 2007. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
We experienced increases in Established Communities’ rental revenue in all six of our regions for the six months ended June 30, 2007 as compared to the prior year period. The largest increases in rental revenue were in the Pacific Northwest, Northern California and the Midwest, with increases of 12.1%, 9.2% and 7.9%, respectively, between years. The Northeast and Northern California regions comprise the majority of our Established Community revenue, and therefore are discussed in more detail below.
Northern California, which represented approximately 24.4% of Established Community rental revenue during the six months ended June 30, 2007, experienced an increase in rental revenue of 9.2% as compared to the prior year period. Average rental rates increased by 9.2% to $1,666, with economic occupancy of 96.8% for both the six months ended June 30, 2007 and 2006. Apartment fundamentals remain strong in Northern California and we expect Northern California to see continued but moderating revenue growth during the remainder of 2007.

The Northeast region, which accounted for approximately 42.5% of Established Community rental revenue for the six months ended June 30, 2007, experienced an increase in rental revenue of 3.8% for the six months ended June 30, 2007 as compared to the prior year period. Average rental rates increased 4.1% to $2,113, and economic occupancy decreased 0.3% to 96.2% for the six months ended June 30, 2007. We expect job growth in 2007 to increase slightly over the growth levels experienced in 2006 in the Northeast and net supply to increase. We expect overall apartment fundamentals will remain favorable, resulting in moderate rental rate growth in the Northeast during the remainder of 2007. We expect that Northern New Jersey will continue to lead the region in revenue growth as a result of the strong apartment fundamentals in neighboring New York City. We expect Boston, Massachusetts will continue to lag the region in revenue growth, as we expect the net new supply from new apartment deliveries will outpace any improvement in the regional economic conditions. However, the apartment market in Boston is beginning to show early signs of recovery, as job growth has recently been solid and much of the new supply is being absorbed.
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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	For the three months ended		For the six months ended
	6-30-07	6-30-06	6-30-07	6-30-06
Rental revenue (GAAP basis)	$162,448	$152,853	$321,954	$302,481
Concessions amortized	1,490	3,702	2,981	8,187
Concessions granted	(2,047)	(1,849)	(3,471)	(3,541)

Rental revenue adjusted to state concessions on a cash basis	$161,891	$154,706	$321,464	$307,127

Year-over-year % change — GAAP revenue	6.3%	n/a	6.4%	n/a

Year-over-year % change — cash concession based revenue	4.6%	n/a	4.7%	n/a
Management, development and other fees increased for the six months ended June 30, 2007 due to increased asset management, property management and redevelopment fees earned from the Fund, as additional communities are acquired and redeveloped. In addition, construction and development fees earned from unconsolidated entities for the six months ended June 30, 2007 contributed to increased fee income.
Direct property operating expenses, excluding property taxes increased in the three and six months ended June 30, 2007 as compared to the same period of 2006, primarily due to the addition of recently developed and acquired apartment homes coupled with expense growth in our Established Communities.
For Established Communities, direct property operating expenses, excluding property taxes, increased $185,000, or 0.5%, and $1,894,000, or 2.7%, to $36,289,000 and $73,144,000 for the three and six months ended June 30, 2007 over the prior year periods, due primarily to increases in payroll, marketing and other maintenance expenses.
Property taxes increased for the three and six months ended June 30, 2007 over the prior year period due to overall higher assessments and the addition of newly developed and redeveloped apartment homes. Property taxes are impacted by the size and timing of successful tax appeals in both years.
For Established Communities, property taxes increased by $804,000, or 5.6%, and $428,000, or 1.5% for the three and six months ended June 30, 2007, respectively, due to overall higher assessments throughout all regions. Period over period changes are impacted by the size and timing of successful tax appeals. Overall, we expect property taxes to continue to increase in 2007 as compared to 2006 to reflect increased valuations. However, property tax increases are mitigated for communities in California, where increases in property taxes are limited by law (Proposition 13). We evaluate property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Corporate-level property management and other indirect operating expenses increased by $399,000, or 4.8% and $208,000, or 1.2%, for the three and six months ended June 30, 2007 over the prior year periods due primarily to increased costs relating to corporate initiatives focused on increasing efficiency and enhancing controls at our operating communities, partially offset by vacant staff positions.

Investments and investment management reflects the costs incurred related to investment acquisitions, investment management and abandoned pursuit costs, which include costs incurred on development pursuits not yet considered probable for development, as well as the abandonment or impairment of development pursuits, acquisition pursuits and disposition pursuits. Investments and investment management increased for the six months ended June 30, 2007 as compared to the prior year period due primarily to increased abandoned pursuit costs. Abandoned pursuit costs were $1,287,000 and $2,075,000 for the three and six months ended June 30, 2007, and $1,043,000 and $1,365,000 for the three and six months ended June 30, 2006. Abandoned pursuit costs can be volatile, and the costs incurred in any given period may vary significantly in future periods.
Interest expense, net decreased $3,453,000 or 13.2% and $8,152,000 or 15.0% for the three and six months ended June 30, 2007 as compared to the prior year period due primarily to higher levels of capitalized interest in connection with our increased development activity, lower average outstanding balances on our unsecured credit facility and increased interest income. Interest income increased for the three and six months ended June 30, 2007 due to higher invested cash balances as well as increases in the interest rate earned on cash deposits, offset partially by interest income in 2006 from an escrow funded from a disposition in 2005 that was used in a tax-deferred exchange.
Depreciation expense increased for the three and six months ended June 30, 2007 as compared to the prior year period primarily due to the completion of development and redevelopment activities.
General and administrative expense (“G&A”) increased for the three and six months ended June 30, 2007 relative to the prior year periods primarily due to increased compensation costs, coupled with increased accounting and legal fees in 2007.
Gain on sale of land for the six months ended June 30, 2007 and 2006 relates to the disposition of a land parcel in each respective period.
Equity in income of unconsolidated entities for the three and six months ended June 30, 2007 decreased from the prior year periods due primarily to losses (after depreciation) associated with two unconsolidated investments, coupled with the consolidation in 2007 of a community that was not consolidated as of June 30, 2006 and the disposition of an investment in an unconsolidated entity in the fourth quarter of 2006.
Minority interest in consolidated partnerships increased during the three and six months ended June 30, 2007 as compared to the prior year periods due to the recognition of our 70% joint venture partner interest in one of our consolidated communities (See Note 6, “Investment in Real Estate Entities”). This increase was partially offset by the conversion of limited partnership units, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.
Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2006 through June 30, 2007. See Note 7, “Real Estate Disposition Activities,” of our Condensed Consolidated Financial Statements.
Gain on sale of communities decreased during the three and six months ended June 30, 2007 as compared to the prior year period as there were no dispositions in the first half of 2007, compared to the disposition of three communities in the prior year period. The amount of gain realized in any given reporting period depends on many factors, including the number of communities sold, the size and carrying value of those communities and the sales prices, which are driven by local and national market conditions.
Funds from Operations Attributable to Common Stockholders (“FFO”)
FFO is considered by management to be an appropriate supplemental measure of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation. These amounts are generally excluded in the industry definition of FFO as amounts can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in our Condensed Consolidated Financial Statements included elsewhere this report.
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
FFO does not represent net income in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure as an indication of our performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO.
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended		For the six months ended
		6-30-06		6-30-06
	6-30-07	(restated)	6-30-07	(restated)
Net income	$51,052	$67,006	$97,571	$178,120
Dividends attributable to preferred stock	(2,175)	(2,175)	(4,350)	(4,350)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	45,080	41,917	89,765	82,487
Minority interest expense, including discontinued operations	84	99	172	198
Gain on sale of previously depreciated real estate assets	—	(31,992)	—	(97,411)

Funds from operations attributable to common stockholders	$94,041	$74,855	$183,158	$159,044

Weighted average common shares outstanding — diluted	80,647,514	75,361,911	80,283,143	75,285,946
Earnings per common share — diluted	$0.61	$0.86	$1.16	$2.31

FFO per common share — diluted	$1.17	$0.99	$2.28	$2.11

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

	For the three months ended		For the six months ended
		6-30-06		6-30-06
	6-30-07	(restated)	6-30-07	(restated)
Net cash provided by operating activities	$102,078	$111,094	$201,266	$185,006

Net cash used in investing activities	$(267,185)	$(137,156)	$(552,451)	$(52,023)

Net cash provided by (used in) financing activities	$(53,334)	$(17,027)	$480,612	$(126,309)

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
We regularly review our liquidity needs, the adequacy of cash flows from operations, and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:
•	normal recurring operating expenses;

•	debt service and maturity payments;

•	preferred stock dividends and DownREIT partnership unit distributions;

•	repurchases of our common stock;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Internal Revenue Code of 1986;

•	development and redevelopment activity in which we are currently engaged; and

•	capital calls for the Fund, as required.
We anticipate that we can fully satisfy these needs from a combination of cash flow provided by operating activities, proceeds from asset dispositions and borrowing capacity under our variable rate unsecured credit facility, as well as other public or private sources of liquidity.
Cash and cash equivalents totaled $137,770,000 at June 30, 2007, an increase of $129,427,000 from $8,343,000 at December 31, 2006. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities – Net cash provided by operating activities increased to $201,266,000 in the six months ended June 30, 2007 from $185,006,000 in the six months ended June 30, 2006. The increase was driven primarily by the additional NOI from our Established Communities’ operations, as well as NOI from recently developed communities.

Investing Activities – Net cash used in investing activities of $552,451,000 in the six months ended June 30, 2007 related to investments in assets through the development and redevelopment of apartment communities and the acquisition of three land parcels, partially offset by proceeds from the disposition of a land parcel. During the six months ended June 30, 2007, we invested $577,576,000 in the purchase and development of the following real estate and capital expenditures:
•	We completed the development of three communities containing a total of 651 apartment homes for a total capitalized cost, including land acquisition cost, of $127,900,000.

•	We completed the redevelopment of one consolidated community containing 409 apartment homes for a total capitalized cost of $6,700,000, excluding costs incurred prior to redevelopment.

•	We acquired four parcels of land in connection with Development Rights, for an aggregate purchase price of $145,000,000.

•	We had capital expenditures relating to current communities’ real estate assets of $1,730,000 and non-real estate capital expenditures of $769,000.

•	We invested approximately $370,000,000 of capital in the development of apartment communities.
Financing Activities – Net cash provided by financing activities totaled $480,612,000 in the six months ended June 30, 2007. The net cash inflow is due primarily to the proceeds from the issuance 4,600,000 shares of the Company’s common stock at $129.30 per share and the issuance of a mortgage note for approximately $16,926,000, offset by the repayment of a mortgage note of approximately $15,980,000.

Variable Rate Unsecured Credit Facility
We currently have a $650,000,000 revolving variable rate unsecured credit facility with a syndicate of commercial banks. Under the terms of the credit facility, we may elect to increase the facility up to $1,000,000,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such an increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $813,000. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (5.72% on July 31, 2007). The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on our credit rating. In addition, a competitive bid option is available for borrowings of up to $422,500,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at July 31, 2007. We are in compliance with certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming our exercise of a one-year renewal option. At July 31, 2007, no amounts were outstanding on the credit facility, $54,600,000 was used to provide letters of credit and $595,400,000 was available for borrowing under the unsecured credit facility.
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
The following debt activity occurred during the six months ended June 30, 2007:
•	we repaid $15,980,000 of mortgage debt, secured by the assets of an operating community;

•	we issued $100,000,000 of variable rate, tax-exempt debt for a development community in June 2007, maturing in November 2040; and

•	we issued $16,926,000 of variable rate mortgage debt for an operating community in June 2007, maturing in May 2012.
Subsequent to quarter end, we repaid $150,000,000 in previously issued unsecured notes in August 2007, along with any unpaid interest, pursuant to their scheduled maturity. In addition, in August 2007, we executed a repurchase of common stock in the open market under the Stock Repurchase Program. The Board of Directors voted to increase the aggregate purchase price of shares that may be purchased under the existing Stock Repurchase Program from $100,000,000 to $300,000,000. As of August 7, 2007, 458,600 shares have been repurchased for approximately $51,300,000.

The table below details debt maturities for the next five years, excluding our unsecured credit facility, and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2007 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-06	6-30-07		2007	2008	2009	2010	2011	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$15,990	$15,678		$322	$676	$719	$766	$816	$12,379
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon at Lexington	6.55%	Feb-2025	12,467	12,276		176	415	441	469	498	10,277
Avalon at Nob Hill	5.80%	Jun-2025	18,116	17,917	(2)	—	—	—	—	—	17,917
Avalon Campbell	6.48%	Jun-2025	32,776	32,334	(2)	—	—	—	—	—	32,334
Avalon Pacifica	6.48%	Jun-2025	14,867	14,667	(2)	—	—	—	—	—	14,667
Avalon Knoll	6.95%	Jun-2026	11,957	11,808		153	324	347	371	398	10,215
Avalon Landing	6.85%	Jun-2026	5,903	5,828		78	162	173	185	198	5,032
Avalon Fields	7.55%	May-2027	10,483	10,366		120	256	275	295	316	9,104
Avalon Oaks	7.45%	Jul-2041	17,205	17,142		66	137	147	157	168	16,467
Avalon Oaks West	7.48%	Apr-2043	17,036	16,979		60	125	133	142	152	16,367

			166,580	164,775		975	2,095	2,235	2,385	2,546	154,539

Variable rate (3)
The Promenade	5.50%	Oct-2010	31,495	31,175		331	701	755	29,388	—	—
Waterford	4.15%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	4.15%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Foxchase I	4.15%	Nov-2017	16,800	16,800	(4)	—	—	—	—	—	16,800
Avalon at Foxchase II	4.15%	Nov-2017	9,600	9,600	(4)	—	—	—	—	—	9,600
Avalon at Mission Viejo	4.73%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	3.72%	Jun-2025	2,684	2,883	(2)	—	—	—	—	—	2,883
Avalon Campbell	3.72%	Jun-2025	6,024	6,466	(2)	—	—	—	—	—	6,466
Avalon Pacifica	3.72%	Jun-2025	2,733	2,933	(2)	—	—	—	—	—	2,933
Bowery Place I	4.00%	Nov-2037	93,800	93,800	(5)	—	521	576	636	703	91,364
Bowery Place II	4.01%	Nov-2039	48,500	48,500	(5)	—	—	—	270	298	47,932
Avalon Acton	4.81%	Jul-2040	45,000	45,000	(5)	—	—	—	—	—	45,000
Morningside Park	3.88%	Nov-2040	—	100,000	(5)	—	—	—	138	302	99,560
Avalon at Fairway Hills I	4.71%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			327,171	427,692		331	1,222	1,331	30,432	1,303	393,073

Conventional loans (6)
Fixed rate
$150 Million unsecured notes	5.18%	Aug-2007	150,000	150,000		150,000	—	—	—	—	—
$110 Million unsecured notes	7.13%	Dec-2007	110,000	110,000		110,000	—	—	—	—	—
$50 Million unsecured notes	6.63%	Jan-2008	50,000	50,000		—	50,000	—	—	—	—
$146 Million unsecured notes	8.38%	Jul-2008	146,000	146,000		—	146,000	—	—	—	—
$150 Million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	—	150,000	—	—	—
$200 Million unsecured notes	7.66%	Dec-2010	200,000	200,000		—	—	—	200,000	—	—
$300 Million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	—	300,000	—
$50 Million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	—	50,000	—
$250 Million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	—	100,000
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$250 million unsecured notes	5.73%	Jan-2012	250,000	250,000		—	—	—	—	—	250,000
$250 million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
Wheaton Development Right	6.99%	Oct-2008	4,514	4,473		41	4,432	—	—	—	—
4600 Eisenhower Avenue	8.08%	Apr-2009	4,402	4,348		55	118	4,175	—	—	—
Twinbrook Development Right	7.25%	Oct-2011	8,200	8,105		98	207	222	239	7,339	—
Avalon at Tysons West	5.55%	Jul-2028	6,535	6,458		79	162	173	183	193	5,668
Avalon Orchards	7.65%	Jul-2033	19,883	19,750		139	290	311	333	357	18,320

			2,199,534	2,199,134		260,412	201,209	154,881	200,755	357,889	1,023,988

Variable rate (3)
Avalon Ledges	6.75%	May-2009	18,635	18,210	(4)	386	688	17,136	—	—	—
Avalon at Flanders Hill	6.75%	May-2009	21,245	20,760	(4)	441	784	19,535	—	—	—
Avalon at Newton Highlands	6.69%	May-2009	37,650	37,000	(4)	896	1,397	34,707	—	—	—
Avalon at Crane Brook	6.66%	Mar-2011	33,535	32,890	(4)	585	1,045	1,106	1,169	28,985	—
Avalon at Bedford Center	6.69%	May-2012	—	16,926	(4)	820	468	497	527	14,614	—

			111,065	125,786		3,128	4,382	72,981	1,696	43,599	—

Total indebtedness — excluding unsecured credit facility			$2,804,350	$2,917,387		$264,846	$208,908	$231,428	$235,268	$405,337	$1,571,600

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at June 30, 2007 and December 31, 2006 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of June 30, 2007.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of June 30, 2007. Actual amounts drawn on the debt as of June 30, 2007 are $84,293 for Bowery Place I, $14,553 for Bowery Place II, $0 for Avalon Acton and $0 for Morningside Park.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $2,711 of debt discount as of June 30, 2007 and $2,922 of debt discount as of December 31, 2006, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.
Future Financing and Capital Needs – Portfolio and Other Activity
As of June 30, 2007, we had 19 new communities under construction, for which a total estimated cost of $717,774,000 remained to be invested. In addition, we had seven communities which we own, or in which we have a direct or indirect interest, under reconstruction, for which a total estimated cost of $8,482,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
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
We have invested in the Fund, a private, discretionary investment vehicle that acquires and operates apartment communities in our markets. The Fund will serve, until March 16, 2008 or until all of its capital commitments have been invested or committed for investment, as the principal vehicle through which we will invest in the acquisition of apartment communities, subject to certain exceptions. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund. The Fund will not restrict our development activities, and will terminate after a term of eight years from its March 2005 commencement date, subject to two one-year extensions. The Fund has nine institutional investors, including us, with a combined capital equity commitment of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $22,944,000 has been invested as of July 31, 2007) representing a 15.2% combined general partner and limited partner equity interest. As of July 31, 2007, the Fund has committed to invest approximately $794,000,000. Based on our prior experience, our acquisition pipeline and current market conditions, we expect that the Fund will be fully invested or committed to invest by 2008. We are exploring various potential sources for funding future acquisitions after the Fund is fully invested, including a vehicle which, like the Fund, would serve during its term as the exclusive vehicle through which we would acquire apartment communities, subject to certain exceptions.
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

In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, we sold two communities for an aggregate sales price of $109,000,000 from January 1, 2007 through August 1, 2007. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses and NOI. However, we believe that the absence of future cash flows from communities sold will have a minimal impact on our ability to fund future liquidity and capital resource needs.
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
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City) overall once tenant improvements related to a retail tenant are complete, which is expected in 2007. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of, and our obligation under these guarantees, both at inception and as of June 30, 2007 were not significant. As a result we have not recorded any obligation associated with these guarantees at June 30, 2007.

•	MVP I, LLC has a construction loan in the amount of $94,400,000 (of which $85,336,000 is outstanding as of June 30, 2007), which matures in September 2010, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. MVP I, LLC has entered into an early rate lock agreement to refinance this construction loan with a seven-year, fixed-rate conventional loan in the third quarter of 2007. In connection with the construction management services that we provided to MVP I, LLC, the entity that owns and developed Avalon at Mission Bay North II in San Francisco, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Construction was completed in 2006, and our obligations under this guarantee will terminate once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in 2007. The estimated fair value of and our obligation under this guarantee, both at inception and as of June 30, 2007 was not significant and therefore no liability has been recorded related to this construction completion guarantee as of June 30, 2007.

•	The Fund has 17 mortgage loans with amounts outstanding in the aggregate of $376,000,000. These mortgage loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to October 2014. These mortgage loans are secured by the underlying real estate. In addition, the Fund had amounts outstanding of $170,000,000 as of June 30, 2007 under its credit facilities. These borrowings include $140,000,000 in borrowings under the Fund’s credit facility secured by uncalled capital commitments maturing in January 2008 and $30,000,000 in borrowings under a separate unsecured credit facility maturing in December 2008. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $3,400,000 as of June 30, 2007). As of June 30, 2007, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under a liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2007 was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2007.

•	In connection with the pursuit of a Development Right in Pleasant Hill, California, $125,000,000 in bond financing was issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the possible future construction of a multifamily rental community by PHVP I, LLC. The bond proceeds were immediately invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This Development Right is planned as a mixed-use development, with residential, for-sale, retail and office components. The bond proceeds will remain in the GIC until December 5, 2007, at which time a loan will be made to PHVP I, LLC to fund construction of the multifamily portion of the development, or the bonds will be redeemed by the Agency. We are currently in discussions to extend both the term until the bond financing proceeds must be used for development of the multifamily portion of the project, and the GIC until June 2008, when construction of the multifamily portion of the development is now expected to begin. Although we do not have any equity or economic interest in PHVP I, LLC at this time, we do have an option to make a capital contribution to PHVP I, LLC in exchange for a 99% general partner interest in the entity. Should we decide not to exercise this option, the bonds will be redeemed, and a loan will not be made to PHVP I, LLC. The bonds are payable from the proceeds of the GIC and are non-recourse to both PHVP I, LLC and to us. There is no loan payable outstanding by PHVP I, LLC as of June 30, 2007.

In addition, as part of providing construction management services to PHVP I, LLC for the construction of a public garage, we have provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. Our obligations under this guarantee will terminate following construction completion of the garage once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in the first half of 2008. In the third quarter of 2006, significant modifications were requested by the local transit authority to change the garage structure design. We do not believe that the requested design changes impact the construction schedule. However, it is expected that these changes will increase the original budget by an amount up to $5,000,000. We believe that substantially all potential additional amounts are reimbursable from unrelated third parties. At this time we do not believe that it is probable that we will incur any additional costs. The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2007 was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2007.

•	In the fourth quarter of 2006, we admitted a 70% venture partner to the Avalon Del Rey Apartments, LLC for an investment of $49,000,000, including the assumption of debt. In conjunction with this investment, we provided an operating guarantee to the joint venture partner. This guarantee provides that if the initial year return earned by the joint venture partner is less than a threshold return of 7% on its initial equity investment, we will pay the joint venture partner an amount equal to the shortfall, up to the 7% threshold return required. As of June 30, 2007, the cash flows and expected return on investment of the community are expected to meet and exceed the initial year threshold return required by our joint venture partner. Therefore we have not recorded any liability associated with this guarantee as of June 30, 2007.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. During the second quarter of 2007, we entered into an operating lease for 20,000 square feet of office space in Virginia Beach, Virginia. We expect to utilize this space for certain of our community-related accounting and customer service functions in the second half of 2007. There have not been any other material changes outside the ordinary course of business to our contractual obligations during the six months ended June 30, 2007.
Development Communities
As of June 30, 2007, we had 19 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,819 apartment homes to our portfolio for a total projected capitalized cost, including land acquisition costs and portions owned by joint venture partners, of approximately $1,685,500,000. We anticipate the total projected capitalized cost of Development Communities under construction will remain between $1,500,000,000 and $2,000,000,000 for the remainder of 2007. You should carefully review the discussion under Item 1a., “Risk Factors,” of the Form 10-K/A for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Wilshire Los Angeles, CA	123	$46.6	Q1 2005	Q2 2007	Q3 2007	Q4 2007
2.	Avalon Lyndhurst (4) Lyndhurst, NJ	328	78.8	Q3 2005	Q4 2006	Q3 2007	Q1 2008
3.	Avalon Riverview North New York, NY	602	175.6	Q3 2005	Q3 2007	Q3 2008	Q1 2009
4.	Avalon at Glen Cove North Glen Cove, NY	111	41.4	Q4 2005	Q1 2007	Q3 2007	Q1 2008
5.	Avalon Danvers (5) Danvers, MA	433	84.8	Q4 2005	Q1 2007	Q3 2008	Q1 2009
6.	Avalon Woburn Woburn, MA	446	83.1	Q4 2005	Q3 2006	Q4 2007	Q2 2008
7.	Avalon on the Sound II New Rochelle, NY	588	184.2	Q1 2006	Q2 2007	Q2 2008	Q4 2008
8.	Avalon Meydenbauer Bellevue, WA	368	84.3	Q1 2006	Q4 2007	Q3 2008	Q1 2009
9.	Avalon at Dublin Station I Dublin, CA	305	85.8	Q2 2006	Q4 2007	Q2 2008	Q4 2008
10.	Avalon at Lexington Hills Lexington, MA	387	86.2	Q2 2006	Q2 2007	Q3 2008	Q1 2009
11.	Avalon Bowery Place II (6) New York, NY	90	61.9	Q3 2006	Q4 2007	Q1 2008	Q2 2008
12.	Avalon Encino Los Angeles, CA	131	61.5	Q3 2006	Q3 2008	Q4 2008	Q1 2009
13.	Avalon Canoga Park Canoga Park, CA	210	53.9	Q4 2006	Q1 2008	Q2 2008	Q4 2008
14.	Avalon Acton (6) Acton, MA	380	68.8	Q4 2006	Q1 2008	Q4 2008	Q2 2009
15.	Avalon Morningside Park (6) New York, NY	296	125.5	Q1 2007	Q3 2008	Q1 2009	Q3 2009
16.	Avalon White Plains White Plains, NY	393	154.5	Q2 2007	Q4 2008	Q2 2009	Q4 2009
17.	Avalon at Tinton Falls Tinton Falls, NJ	216	41.2	Q2 2007	Q3 2008	Q4 2008	Q2 2009
18.	Avalon Fashion Valley San Diego, CA	161	64.7	Q2 2007	Q3 2008	Q1 2009	Q2 2009
19.	Avalon Anaheim Anaheim, CA	251	102.7	Q2 2007	Q2 2009	Q3 2009	Q1 2010

	Total	5,819	$1,685.5

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with U.S. GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations are defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	The remediation of the Company’s Avalon Lyndhurst development site, as discussed in the Company’s second quarter 2006 Earnings Release, is complete. The net cost associated with this remediation effort after considering insurance proceeds received to date, including costs associated with construction delays, is approximately $6.0 million. The Company is pursuing the recovery of these additional costs from the third parties involved, but any additional recoverable amounts are not currently estimable. The total capitalized cost and yield cited above do not reflect the potential impact of these additional net costs.

(5)	Avalon Danvers experienced a fire in April 2007. The total capitalized cost and yield cited above do not reflect the impact of the fire as the effect is not yet fully estimable. The Company expects insurance proceeds will substantially cover all losses.

(6)	This community is being financed in part by third-party tax-exempt debt.

Redevelopment Communities
As of June 30, 2007, we had two consolidated communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be approximately $18,900,000, excluding costs prior to redevelopment. In addition, the Fund has five communities under redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing our redevelopment activity related to Fund-owned communities, as well as communities in our current operating portfolio. You should carefully review the discussion under Item 1a., “Risk Factors,” of the Form 10-K/A for a discussion of risks associated with redevelopment activity.
The following presents a summary of communities under redevelopment, which also includes redevelopment activity of the Fund:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
1.	Avalon Walk I and II (3) Hamden, CT	764	$59.4	71.2	Q1 2006	Q4 2007	Q2 2008
2.	Avalon at AutumnWoods Fairfax, VA	420	31.2	38.3	Q3 2006	Q3 2008	Q1 2009
3.	Avalon Redmond (4)(6) Redmond, WA	400	49.2	56.7	Q2 2006	Q4 2007	Q2 2008
4.	Civic Center Place (6) Norwalk, CA	192	38.1	43.5	Q4 2006	Q2 2008	Q4 2008
5.	Avalon at Poplar Creek (6) Schaumburg, IL	196	25.2	28.6	Q4 2006	Q1 2008	Q3 2008
6.	Avalon Sunset (5)(6) Los Angeles, CA	82	17.9	21.3	Q1 2007	Q1 2008	Q3 2008
7.	Paseo Park (6) Fremont, CA	134	19.8	25.5	Q2 2007	Q2 2008	Q4 2008

	Total	2,188	$240.8	$285.1

(1)	Total capitalized cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with U.S. GAAP.

(2)	Restabilized operations are defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	This community was developed by a predecessor of the Company. Phase I was completed in Q3 1992 and Phase II was completed in Q3 1994.

(4)	This community, formerly known as Ravenswood at the Park, was acquired in Q4 2004 and was transferred to a subsidiary of the Company’s Investment Management Fund (the “Fund”) in Q1 2005, reducing the Company’s indirect equity interest in the community to 15%.

(5)	This community is formerly known as Fuller Martel.

(6)	This is a Fund-owned community.

Development Rights
As of June 30, 2007, we were evaluating the future development of 53 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We prefer to hold Development Rights through options to acquire land, although for 21 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 14,108 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At June 30, 2007, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $46,811,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $352,616,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2007.
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
You should carefully review the discussion under Item 1a., “Risk Factors,” of the Form 10-K/A for a discussion of risks associated with Development Rights we are currently pursuing.

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions) (1)
1.	Union City, CA	(2)	438	$125
2.	Sharon, MA		156	31
3.	Hingham, MA	(2)	235	52
4.	Coram, NY	(2)	200	46
5.	Brooklyn, NY	(2)	628	317
6.	Irvine, CA	(2)	279	76
7.	San Francisco, CA Phase III	(2)	260	165
8.	Northborough, MA		350	60
9.	Pleasant Hill, CA	(4)	416	153
10.	Norwalk, CT		311	80
11.	Los Angeles, CA	(2)	174	78
12.	Andover, MA	(2)	115	21
13.	Kirkland, WA Phase II	(2)	181	60
14.	Wilton, CT	(2)	100	24
15.	New York, NY II		680	261
16.	Dublin, CA Phase II		200	52
17.	Dublin, CA Phase III		205	53
18.	Bellevue, WA		408	126
19.	Irvine, CA III		170	73
20.	Shelton, CT III		242	54
21.	Camarillo, CA		376	55
22.	Bloomingdale, NJ		173	38
23.	North Bergen, NJ	(3)	164	48
24.	Seattle, WA		201	65
25.	Quincy, MA	(2)	146	24
26.	Shelton, CT		302	49
27.	Cohasset, MA	(2)	200	38
28.	Canoga Park, CA	(2)	297	85
29.	West Long Branch, NJ	(3)	180	34
30.	Shelton, CT II		99	29
31.	Greenburgh, NY Phase II		444	112
32.	Brooklyn, NY II		825	443
33.	Highland Park, NJ		285	67
34.	San Francisco, CA		157	50
35.	Milford, CT	(2)	284	45
36.	Plymouth, MA Phase II		69	17
37.	Stratford, CT	(2)	146	23
38.	Oyster Bay, NY	(2)	150	42
39.	Randolph, NJ		115	31
40.	Hackensack, NJ		230	56
41.	Garden City, NY		160	58
42.	Roselle Park, NJ	(3)	300	70
43.	Yonkers, NY		400	88
44.	Irvine, CA II		179	57
45.	Alexandria, VA	(2)	283	73
46.	Tysons Corner, VA	(2)	439	121
47.	Gaithersburg, MD		254	41
48.	Oakland, NJ		228	49
49.	Plainview, NY		160	38
50.	Wheaton, MD	(2)	320	107
51.	Wanaque, NJ		210	45
52.	Yaphank, NY	(2)	343	57
53.	Rockville, MD	(2)	241	62

	Total		14,108	$4,124

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with U.S. GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

(3)	This community will be subject to a joint venture ownership structure.

(4)	This Development Right is subject to a joint venture arrangement. In connection with the pursuit of this Development Right, $125 million in bond financing was issued and immediately invested in a guaranteed investment contract (“GIC”) administered by a trustee. The Company does not have any equity or economic interest in the joint venture entity at this time, but has an option to make a capital contribution to the joint venture entity for a 99% general partner interest. Should the Company exercise this option, the bond proceeds will be released from the GIC and used for future construction of the Development Right. Should the Company decide not to exercise this option, the bond proceeds will be redeemed to the issuer.
Insurance and Risk of Uninsured Losses
We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Item 1a., “Risk Factors,” of the Form 10-K/A for a discussion of risks associated with an uninsured property or liability loss.
Many of our West Coast communities are located in the general vicinity of active earthquake faults. A large concentration of our communities lies near, and thus are susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. We have in place with respect to communities located in California, for any single occurrence and in the aggregate, $75,000,000 of coverage with a deductible per building equal to five percent of the insured value of that building. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California is subject to a $100,000,000 limit, except with respect to the state of Washington, for which the limit is $65,000,000. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence. In addition, up to a policy aggregate of $2,000,000, the next $400,000 of loss per occurrence outside California will be treated as an additional deductible.
We renewed our property insurance policy on May 1, 2007 and the insurance coverage provided for in these renewal policies and related premiums did not materially change from the preceding year. We renewed our annual general liability policy and workman’s compensation coverage on August 1, 2007 with no material changes from the preceding year.
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
We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1a, “Risk Factors,” of the Form 10-K/A for a discussion of risks associated with forward-looking statements.

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

Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, “Organization and Significant Accounting Policies” of our Condensed Consolidated Financial Statements.
Principles of Consolidation
We may enter into various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these ventures, whether to consolidate the entity or account for our investment under the equity or cost basis of accounting.
We determine whether to consolidate certain entities based on our rights and obligations under the joint venture agreements, applying the guidance of FIN 46(R), “Consolidation of Variable Interest Entities” (as revised) and Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” For investment interests that we do not consolidate, we look to the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnership Investments,” to determine the accounting framework to apply. The application of these rules in evaluating the accounting treatment for each joint venture is complex and requires substantial management judgment. Therefore, we believe the decision to choose an appropriate accounting framework is a critical accounting estimate.
If we were to consolidate the joint ventures that we accounted for using the equity method at June 30, 2007, our assets would have increased by $987,040,000 and our liabilities would have increased by $784,721,000.
Cost Capitalization
We capitalize costs during the development of assets beginning when we determine that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. For redevelopment efforts, we capitalize costs beginning either (i) in advance of taking homes out of service when significant renovation of the common area has begun until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating expenses incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized as they accrue.
During the development and redevelopment efforts we capitalize all direct and those indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs, that are clearly associated with our development and redevelopment efforts are also capitalized. The estimation of the direct and indirect costs to capitalize as part of to our development and redevelopment activities requires judgment, and as such, we believe cost capitalization to be a critical accounting estimate.
There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if for the three months ended June 30, 2007, our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our operating expenses would have increased by $2,500,000.
We capitalize pre-development costs incurred in pursuit of Development Rights for which we currently believe future development is probable. These costs include legal fees, design fees and related overhead costs. Future development of these pursuits is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense.
Due to the subjectivity in determining whether a pursuit will result in the acquisition or development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If it were determined that 10% of our capitalized pursuits were no longer probable of occurring, net income for the quarter ended June 30, 2007 would have decreased by $4,680,000.
Asset Impairment Evaluation
We apply the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to determine the need for performing impairment analyses, as well as to measure the loss if an impairment has occurred on a regular basis, considering qualitative economic factors. Because each asset is unique, requiring significant management judgment, we believe that the asset impairment evaluation is a critical accounting estimate.
Management judgment is required both to determine if a significant event has occurred, such that an impairment analysis is necessary, as well as for the assessment and measurement of any potential impairment. To perform the impairment analysis, we must estimate the undiscounted future cash flows associated with the asset, which in the case of an apartment community would be the NOI, as well as potential disposition proceeds for a given asset. Forecasting cash flows requires assumptions about such variables as the estimated holding period, rental rates, occupancy and operating expenses during the holding period as well as disposition proceeds. In addition, when an impairment has occurred, we must estimate the discount factor, or market capitalization rate to apply to the undiscounted cash flows to derive the fair value of the position. The market capitalization rate is influenced by many factors, including national and local economic conditions, as well as the location and quality of the asset.
Changes in the future cash flows associated with an asset have a direct, linear relationship to the fair value of the position. For example, if there is a 10% decline in the estimated NOI for a community, there would be a corresponding decrease in the fair value of that asset of 10%. Changes in the market capitalization rate have an inverse relationship with the fair value of an asset, with a decrease in the market capitalization rate resulting in an increase in the fair value of the asset. For example, an asset that is valued at $80,000,000 when using a five percent market capitalization rate will increase in value to $100,000,000 if the market capitalization rate decreases by one percent to four percent, and to $133,000,000 if the market capitalization rate decreases by two percent, to a three percent market capitalization rate.
For the six months ended June 30, 2007, we did not recognize any impairment in value associated with our investments or long-lived assets. We cannot predict the occurrence of future events that may cause an impairment assessment to be performed.

REIT Status
We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Internal Revenue Code of 1986 (“the Code”), as amended, for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income if we distribute 100% of taxable income to our stockholders over time periods allowed under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (subject to any applicable alternative minimum tax) and may not be able to elect to qualify as a REIT for four subsequent taxable years. For example, if we failed to qualify as a REIT in 2006, our net income would have decreased by approximately $70,000,000.
Our qualification as a REIT requires management to exercise significant judgment and consideration with respect to operational matters and accounting treatment. Therefore, we believe our REIT status is a critical accounting estimate.

Part I. FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2006.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As reported most recently in Amendment 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K/A”), on January 11, 2007 a former leasing consultant of the Company filed suit in U.S. District Court for the Southern District of New York alleging that the Company did not pay her and all similarly situated leasing consultants overtime as required under the Fair Labor Standards Act. On June 19, 2007, the court issued an order recognizing the plaintiff’s withdrawal with prejudice of her Motion to Conditionally Certify a Fair Labor Standards Act Collective Action. As a result the case will not proceed as a collective action, but rather will now proceed as a single plaintiff case in which the allegation is that the Company did not pay this individual all overtime required by law. The Company disputes this allegation. We believe that the amount of loss, if any, that would be associated with an adverse decision or settlement would not have a material adverse effect on our financial condition or operations.

Item 1a.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors which could materially affect our business, financial condition or future results discussed in the Form 10-K/A in Part I, “Item 1a. Risk Factors.” The risks described in the Form 10-K/A are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, the Company issued 4,058 shares of common stock in exchange for 4,058 units of limited partnership held by a limited partner of Avalon DownREIT V, L.P. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. AvalonBay is relying on the exemption based on factual representations received from the limited partner who received these shares.

Issuer Purchases of Equity Securities

				(d)
				Maximum Dollar
			(c)	Amount that May
	(a)		Total Number of	Yet be Purchased
	Total Number	(b)	Shares Purchased	Under the Plans or
	of Shares	Average Price	as Part of Publicly	Programs
	Purchased	Paid per	Announced Plans	(in thousands)
Period	(1)	Share	or Programs	(2)
Month Ended April 30, 2007	13	$130.00	—	$100,000
Month Ended May 31, 2007	1,834	$128.42	—	$100,000
Month Ended June 30, 2007	—	—	—	$100,000

(1)	Includes shares surrendered to the Company in connection with employee stock option exercises or vesting of restricted stock as payment of exercise price or as payment of taxes.

(2)	As disclosed for the first time in our Form 10-K for the year ended December 31, 2005, our Board of Directors has adopted a Stock Repurchase Program under which we may acquire, from time to time, shares of common stock in the open market with an aggregate purchase price of $100,000,000. On August 3, 2007, the Board of Directors voted to increase the aggregate purchase price of shares that may be purchased under this Stock Repurchase Program to $300,000,000. No purchases were made under this program in 2006 or during the first six months of 2007. During the period from July 1, 2007 through August 7, 2007, we purchased approximately $51.3 million of securities under the Stock Repurchase Program. In determining whether to repurchase shares, we consider a variety of factors, including our liquidity needs, the then current market price of our shares and the effect of the share repurchases on our per share earnings and FFO. There is no scheduled expiration date to this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2007 Annual Meeting of Stockholders on May 16, 2007. The stockholders voted to elect Bryce Blair, Bruce A. Choate, John J. Healy, Jr., Gilbert M. Meyer, Timothy J. Naughton, Lance R. Primis, H. Jay Sarles, Allan D. Schuster and Amy

P. Williams to serve as directors of the Company until the 2008 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. 71,362,005 votes were cast for and 987,352 votes were withheld from the election of Mr. Blair.

68,412,423 votes were cast for and 3,936,934 votes were withheld from the election of Mr. Choate.

71,393,305 votes were cast for and 956,052 votes were withheld from the election of Mr. Healy.

71,287,287 votes were cast for and 1,062,070 votes were withheld from the election of Mr. Meyer.

71,301,660 votes were cast for and 1,047,697 votes were withheld from the election of Mr. Naughton.

71,795,334 votes were cast for and 554,023 votes were withheld from the election of Mr. Primis.

69,212,429 votes were cast for and 3,136,928 votes were withheld from the election of Mr. Sarles.

69,242,616 votes were cast for and 3,106,741 votes were withheld from the election of Mr. Schuster.

69,252,920 votes were cast for and 3,096,438 votes were withheld from the election of Ms. Williams.

Stockholders were also asked to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for 2007. 71,439,033 votes were cast in favor of ratifying the selection of Ernst & Young LLP, 515,015 votes were cast against, and 395,307 abstained.

There were no broker non-votes.

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
AVALONBAY COMMUNITIES, INC.

Date: August 8, 2007	/s/ Bryce Blair

Bryce Blair
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	/s/ Thomas J. Sargeant

Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)