Form 10-Q
period 2007-09-30
AVALONBAY COMMUNITIES INC
filed 2007-11-09
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
78,751,658 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2007

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	2

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and nine months ended September 30, 2007 and 2006 (restated)	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for nine months ended September 30, 2007 and 2006 (restated)	4-5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-54

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 1a.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Submission of Matters to a Vote of Security Holders	56-57

Item 5.	Other Information	57

Item 6.	Exhibits	57-59

SIGNATURES		60

EXPLANATORY NOTE
We have filed Amendment No. 1 on Form 10-K/A on May 10, 2007 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007 (the “Form 10-K”) (1) to restate our financial statements as of December 31, 2006, 2005 and 2004 and for the years then ended and to amend other Items contained in the Form 10-K to reflect such restatement, and (2) to correct a typographical error in the description of the Second Amended and Restated Revolving Loan Agreement of the Company referenced as Exhibit 10.32 to the Form 10-K. In addition we have restated our financial statements for the three and nine months ended September 30, 2006. This restatement is reported in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. We have not amended and do not anticipate amending our Annual Reports on Form 10-K for any years prior to fiscal year 2006, nor will we be amending any of our Quarterly Reports on Form 10-Q filed prior to the Form 10-K/A. The financial statements and other information that have been previously filed or otherwise reported for these periods should no longer be relied upon; all such prior information is superseded by the information in the Form 10-K/A and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
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

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9-30-07	12-31-06
	(unaudited)
ASSETS
Real estate:
Land	$1,005,484	$943,724
Buildings and improvements	4,939,740	4,501,494
Furniture, fixtures and equipment	155,656	141,303

	6,100,880	5,586,521
Less accumulated depreciation	(1,212,453)	(1,080,313)

Net operating real estate	4,888,427	4,506,208
Construction in progress, including land	806,189	641,781
Land held for development	373,757	202,314
Operating real estate assets held for sale, net	113,005	160,059

Total real estate, net	6,181,378	5,510,362

Cash and cash equivalents	39,042	8,284
Cash in escrow	195,409	135,917
Resident security deposits	30,325	26,429
Investments in unconsolidated real estate entities	46,195	42,724
Deferred financing costs, net	28,422	26,140
Deferred development costs	54,454	39,365
Prepaid expenses and other assets	57,474	56,270

Total assets	$6,632,699	$5,845,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$2,003,394	$2,153,078
Variable rate unsecured credit facility	245,000	—
Mortgage notes payable	806,102	648,350
Dividends payable	69,112	60,417
Payables for construction	68,804	59,232
Accrued expenses and other liabilities	200,857	189,006
Accrued interest payable	28,830	37,189
Resident security deposits	42,162	37,654
Liabilities related to real estate assets held for sale	44,974	69,100

Total liabilities	3,509,235	3,254,026

Minority interest of unitholders in consolidated partnerships	23,152	18,311

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both September 30, 2007 and December 31, 2006; 4,000,000 shares issued and outstanding at both September 30, 2007 and December 31, 2006	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both September 30, 2007 and December 31, 2006; 78,746,272 and 74,668,372 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	787	747
Additional paid-in capital	3,075,093	2,482,516
Accumulated earnings less dividends	27,448	93,430
Accumulated other comprehensive loss	(3,056)	(3,579)

Total stockholders’ equity	3,100,312	2,573,154

Total liabilities and stockholders’ equity	$6,632,699	$5,845,491

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9-30-07	9-30-06	9-30-07	9-30-06
		(restated)		(restated)
Revenue:
Rental and other income	$206,634	$182,061	$595,934	$527,455
Management, development and other fees	1,490	1,585	4,421	4,186

Total revenue	208,124	183,646	600,355	531,641

Expenses:
Operating expenses, excluding property taxes	61,545	55,044	176,013	158,914
Property taxes	19,058	16,734	55,213	49,775
Interest expense, net	25,129	26,479	71,283	80,788
Depreciation expense	45,682	39,752	132,371	119,687
General and administrative expense	6,645	5,633	20,067	18,395

Total expenses	158,059	143,642	454,947	427,559

Equity in income (loss) of unconsolidated entities	(57)	589	(340)	1,024
Minority interest in consolidated partnerships	(331)	(135)	(1,236)	(395)
Gain on sale of land	—	505	545	13,671

Income from continuing operations	49,677	40,963	144,377	118,382

Discontinued operations:
Income from discontinued operations	834	1,150	3,705	4,440
Gain on sale of communities	78,258	—	78,258	97,411

Total discontinued operations	79,092	1,150	81,963	101,851

Net income	128,769	42,113	226,340	220,233
Dividends attributable to preferred stock	(2,175)	(2,175)	(6,525)	(6,525)

Net income available to common stockholders	$126,594	$39,938	$219,815	$213,708

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	(387)	(514)	523	671

Comprehensive income	$126,207	$39,424	$220,338	$214,379

Dividends declared per common share	$0.85	$0.78	$2.55	$2.34

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.60	$0.52	$1.74	$1.51
Discontinued operations	1.00	0.02	1.04	1.38

Net income available to common stockholders	$1.60	$0.54	$2.78	$2.89

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.59	$0.51	$1.72	$1.48
Discontinued operations	0.99	0.02	1.02	1.35

Net income available to common stockholders	$1.58	$0.53	$2.74	$2.83

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	9-30-07	9-30-06
		(restated)
Cash flows from operating activities:
Net income	$226,340	$220,233
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense, including discontinued operations	134,547	122,442
Amortization of deferred financing costs and debt premium/discount	3,505	3,121
Amortization of deferred compensation	10,810	8,208
Income allocated to minority interest in consolidated partnerships	1,236	395
Equity in income (loss) of unconsolidated entities, net of eliminations	1,107	(787)
Return on investment of unconsolidated entities	122	268
Gain on sale of real estate assets	(78,803)	(111,082)
Increase in cash in operating escrows	(4,329)	(456)
Increase in resident security deposits, prepaid expenses and other assets	(592)	(2,527)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	(300)	9,775

Net cash provided by operating activities	293,643	249,590

Cash flows used in investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(836,162)	(483,085)
Acquisition of real estate assets	(13,841)	—
Capital expenditures — existing real estate assets	(5,188)	(14,527)
Capital expenditures — non-real estate assets	(3,665)	(386)
Proceeds from sale of real estate assets, net of selling costs	121,693	240,665
Increase in payables for construction	9,572	27,871
Decrease in cash in construction escrows	44,837	18,309
Increase in investments in unconsolidated real estate entities	(4,870)	(6,924)

Net cash used in investing activities	(687,624)	(218,077)

Cash flows provided by financing activities:
Issuance of common stock	619,239	22,763
Repurchase of common stock	(114,833)	—
Dividends paid	(199,983)	(174,686)
Net borrowings (repayments) under unsecured credit facility	245,000	(66,800)
Issuance of mortgage notes payable	59,126	42,299
Repayments of mortgage notes payable	(21,317)	(13,309)
Issuance (repayment) of unsecured notes	(150,000)	343,743
Payment of deferred financing costs	(5,471)	(3,869)
Redemption of units for cash by minority partners	(6,851)	(80)
Contributions from minority and profit-sharing partners	1,334	—
Distributions to DownREIT partnership unitholders	(225)	(297)
Distributions to joint venture and profit sharing partners	(1,280)	(98)

Net cash provided by (used in) financing activities	424,739	149,666

Net increase in cash and cash equivalents	30,758	181,179

Cash and cash equivalents, beginning of period	8,284	5,703

Cash and cash equivalents, end of period	$39,042	$186,882

Cash paid during year for interest, net of amount capitalized	$81,857	$86,128

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the nine months ended September 30, 2007:
•	As described in Note 4, “Stockholders’ Equity,” 74,667 shares of common stock valued at $10,905 were issued in connection with stock grants, 1,932 shares valued at $249 were issued through the Company’s dividend reinvestment plan, 40,742 shares valued at $4,357 were withheld to satisfy employees’ tax withholding and other liabilities and 8,094 shares valued at $216 were forfeited, for a net value of $6,581. In addition, the Company granted 331,356 options for common stock, net of forfeitures, at a value of $7,518.

•	19,231 units of limited partnership, valued at $887, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $523 to adjust the Company’s Hedging Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	The Company issued $100,000 of variable-rate tax-exempt debt relating to Avalon Morningside Park. The proceeds were placed in an escrow account until requisitioned for construction funding.

•	Common and preferred dividends declared but not paid totaled $69,109.

•	The Company recorded an increase of $6,124 to minority interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with a put option held by a joint venture partner. This put option allows our partner to put their interest in the investment to the Company at the future fair market value.

•	The Company assumed a mortgage note in the amount of $3,941 in conjunction with the acquisition of Countrybrook II.

•	The Company was relieved of its obligations related to a mortgage note in the amount of $8,116 collateralized by Avalon West. In conjunction with the disposition of the community, the mortgage note was assumed by the purchaser.
During the nine months ended September 30, 2006:
•	As described in Note 4, “Stockholders’ Equity,” 122,172 shares of common stock valued at $12,368 were issued in connection with stock grants, 1,625 shares valued at $169 were issued through the Company’s dividend reinvestment plan and 47,448 shares valued at $3,365 were withheld to satisfy employees’ tax withholding and other liabilities, for a net value of $9,172. In addition, the Company granted 864,113 options for common stock, net of forfeitures, at a value of $9,889.

•	302,823 units of limited partnership, valued at $13,990, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $671 to adjust the fair value of the Company’s Hedging Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to the current market value and record the effective portion of the Hedging Derivatives’ fair value changes in other comprehensive income.

•	Common and preferred dividends declared but not paid totaled $60,359.

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
At September 30, 2007, the Company owned or held a direct or indirect ownership interest in 182 operating apartment communities containing 51,898 apartment homes in ten states and the District of Columbia, of which nine communities containing 2,452 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 19 communities under construction that are expected to contain an aggregate of 6,086 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 52 communities that, if developed as expected, will contain an estimated 14,477 apartment homes.
During the three months ended September 30, 2007:
•	The Company sold three communities: Avalon View, located in Wappingers Falls, New York; San Marino, located in San Jose, California; and Avalon West, located in Westborough, Massachusetts. These communities contain a total of 656 apartment homes and were sold for an aggregate sales price of $127,000. The sale of these communities resulted in a gain in accordance with generally accepted accounting principles (“GAAP”) of $78,258.

•	The Company completed the development of three communities: Avalon Wilshire, Avalon Lyndhurst and Avalon at Glen Cove North. Avalon Wilshire, located in Los Angeles, California, is a mid-rise community containing 123 apartment homes and was completed for a total capitalized cost of $47,600. Avalon Lyndhurst, located in northern New Jersey, is a garden-style community containing 328 apartment homes and was completed for a total capitalized cost of $83,100. Avalon at Glen Cove North, located in Long Island, New York, is a mid-rise community containing 111 apartment homes and was completed for a total capitalized cost of $40,300.

•	The Company commenced construction of three communities during the third quarter of 2007: Avalon at the Hingham Shipyard, a garden-style community located in Hingham, Massachusetts; Avalon Sharon, a garden-style community located in Sharon, Massachusetts; and Avalon Union City, a garden-style community located in Union City, California. These three communities are expected to contain an aggregate of 829 apartment homes when completed for an estimated total capitalized cost of $208,600.

•	The Company commenced the reconstruction of two communities during the third quarter of 2007: Essex Place, a garden-style community with 286 homes in Peabody, Massachusetts and Avalon Redmond Place, a garden-style community containing 222 homes in Redmond, Washington. The aggregate projected total capitalized cost for redevelopment is $15,800, excluding costs incurred prior to redevelopment.

•	The Company purchased a land parcel in Chicago, Illinois, for approximately $23,000. The Company expects to begin construction of the first phase of a multi-phase community in 2008.

•	The Company purchased a garden-style community located in San Jose, California adjacent to its existing Countrybrook community. The new community, Countrybrook II, contains 80 apartment homes and was acquired for a purchase price of $17,700. The Company will operate Countrybrook II in conjunction with the existing Countrybrook community.

•	In August 2007, the Company announced that its Board of Directors authorized an increase in its common stock repurchase program for purchases of shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $300 million. From August 1, 2007 to September 30, 2007, the Company repurchased 1,031,400 shares at an average price of $111.31 per share through this program.

•	The Company purchased for cash 61,706 operating units for $6,800 from DownREIT partnership unit holders. These units represented all third-party ownership interest in two separate DownREITs.

•	In August 2007, the Company repaid $150,000 in previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity.

•	The Company issued a tax-exempt mortgage note for $42,200, which is secured by the operating assets of a community.

•	AvalonBay Value Added Fund, L.P. (the “Fund”), the private, discretionary investment vehicle in which the Company holds an equity interest of approximately 15%, acquired three communities: South Hills Apartments, a garden-style community containing 85 homes located in West Covina, California; Avalon Rutherford Station, a garden-style community containing 108 apartment homes located in East Rutherford, New Jersey; and Colonial Towers, a garden-style community containing 211 apartment homes located in Weymouth, Massachusetts.

•	The Fund also commenced redevelopment of Cedar Valley, located in Columbia, Maryland. Cedar Valley is a garden-style community containing 156 homes. The projected total capitalized cost for redevelopment is $4,000, excluding costs incurred prior to redevelopment. In addition, the Fund completed the redevelopment of Avalon Redmond, located in Redmond, Washington. Avalon Redmond is a garden-style community containing 400 apartment homes and was completed for a total capitalized cost of $7,100,000 excluding costs incurred prior to the starts of redevelopment. See Note 6, “Investments in Real Estate Entities.”
The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K/A. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
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
The Company assesses consolidation of variable interest entities under the guidance of FIN 46(R). The Company accounts for joint venture entities and subsidiary partnerships, including those structured as DownREITs, that are not variable interest entities, in accordance with EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures”, Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and EITF Topic D-46, “Accounting for Limited Partnership Investments.” The Company uses EITF Issue No. 04-5 to evaluate the partnership of each joint venture entity and determine whether control over the partnership, as defined by the EITF, lies with the general partner, or the limited partners, when the limited partners have certain rights. The general partner in a limited partnership is presumed to control that limited partnership, unless that presumption is overcome by the limited partners having either: (i) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve the limited partnership or otherwise remove the general partner without cause; or (ii) substantive participating rights. If the Company is the general partner and has control over the partnership, or if the Company’s limited partnership ownership includes the ability to dissolve the partnership, or has substantive participating rights, as discussed above, the Company consolidates the investments. If the Company is not the general partner, or the Company’s partnership interest does not contain either of the above terms which overcome the presumption of control in a limited partnership residing with the general partner, the Company then looks to the guidance in SOP 78-9, APB No. 18 and EITF Topic D-46 to determine the accounting framework to apply. The Company generally uses the equity method to account for these investments unless its ownership interest is so minor that it has virtually no influence over the partnership’s operating and financial policies. Investments in which the Company has little or no influence are accounted for using the cost method.

In each of the partnerships structured as DownREITs, either the Company or one of the Company’s wholly owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution of current cash flow before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the Company’s current common stock dividend per share. The holders of units of limited partnership interests have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of the Company’s common stock. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company’s common stock.
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
The capitalization of costs during the development of assets (including interest and related loan fees, property taxes and other direct and indirect costs) begins when the Company has determined that development of the future asset is probable and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use. For redevelopment efforts, we capitalize costs beginning either (i) in advance of taking homes out of service when significant renovation of the common area has begun until the redevelopment is completed, or (ii) when an apartment home is taken out-of-service for redevelopment until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are recognized as they accrue.

In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $405 and $136 for the three months ended September 30, 2007 and 2006, respectively, and $2,479 and $1,501 for the nine months ended September 30, 2007 and 2006, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
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
It is the Company’s policy to perform a quarterly qualitative analysis to determine if there are changes in circumstances that suggest the carrying value of a long-lived asset may not be recoverable. If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company compares the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company did not recognize an impairment loss on any of its operating communities during the three and nine months ended September 30, 2007 or 2006.
Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $19,379 at September 30, 2007 and was $16,179 at December 31, 2006.

Cash, Cash Equivalents and Cash in Escrow
Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Cash in escrow consists primarily of construction financing proceeds that are restricted for use in the construction of a specific community. The majority of the Company’s cash, cash equivalents and cash in escrows are held at major commercial banks.
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement requires that derivatives be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. For cash flow hedge relationships, changes in the fair value of the derivative instrument that are deemed effective at offsetting the risk being hedged are reported in other comprehensive income. For cash flow hedges where the cumulative changes in the fair value of the derivative exceed the cumulative changes in fair value of the hedged item, the ineffective portion is recognized in current period earnings. As of September 30, 2007 and December 31, 2006, the Company had approximately $190,245 and $229,159, respectively, in variable rate debt subject to cash flow hedges. As of September 30, 2007, the Company did not apply hedge accounting for an additional $92,400 in variable rate debt which is subject to interest rate caps. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.
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

	For the three months ended		For the nine months ended
	9-30-07	9-30-06	9-30-07	9-30-06
		(restated)		(restated)
Basic and diluted shares outstanding
Weighted average common shares — basic	78,962,615	74,226,808	78,942,370	74,047,944
Weighted average DownREIT units outstanding	89,505	151,936	119,960	180,265
Effect of dilutive securities	972,594	1,310,155	1,133,578	1,275,817

Weighted average common shares — diluted	80,024,714	75,688,899	80,195,908	75,504,026

Calculation of Earnings per Share — basic
Net income available to common stockholders	$126,594	$39,938	$219,815	$213,708

Weighted average common shares — basic	78,962,615	74,226,808	78,942,370	74,047,944

Earnings per common share — basic	$1.60	$0.54	$2.78	$2.89

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$126,594	$39,938	$219,815	$213,708
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	53	98	225	296

Adjusted net income available to common stockholders	$126,647	$40,036	$220,040	$214,004

Weighted average common shares — diluted	80,024,714	75,688,899	80,195,908	75,504,026

Earnings per common share — diluted	$1.58	$0.53	$2.74	$2.83

Certain options to purchase shares of common stock in the amounts of 331,356 and 4,500 were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because in applying the treasury stock method under the provisions of SFAS No.123(R), “Share Based Payment” (“SFAS 123(R)”), such options are anti-dilutive.
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
During 2006, the Company determined that contaminated soil from imported fill was delivered to its Avalon Lyndhurst development site by third parties. The contaminants exceeded allowable levels for residential use under New Jersey state and local regulations. The remediation effort is complete. The net cost associated with this remediation effort, after considering insurance proceeds received to date and including costs associated with construction delays necessary to complete construction and commence operations, is approximately $6,000. The Company is pursuing the recovery of these additional net costs from the third parties involved, but no assurance can be given as to the amount or timing of additional reimbursements to the Company. The Company recorded these incremental costs incurred, and is recording potential recoveries as they become certain or are received. Although the net costs to complete construction of this community exceeded the original construction budget, the Company has determined that there is not an impairment in value of this asset which would require a write down in the carrying value. The Company will continue to review this assessment based on changes in circumstances or market conditions.
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
Reclassifications
Certain reclassifications have been made to amounts in prior period financial statements to conform to current year presentations.
Recently Issued Accounting Standards
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”), on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no material effect on either the financial condition or results of operations of the Company as a result of implementing FIN 48. We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2003 through 2005.

2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest associated with communities under development or redevelopment totaled $19,193 and $12,910 for the three months ended September 30, 2007 and September 30, 2006, respectively, and $53,019 and $32,479 for the nine months ended September 30, 2007 and September 30, 2006, respectively.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of September 30, 2007 and December 31, 2006 are summarized below. The following amounts and discussion do not include the mortgage note related to a community classified as held for sale as of September 30, 2007 (see Note 7, “Real Estate Disposition Activities”).

	9-30-07	12-31-06
Fixed rate unsecured notes (1)	$2,003,394	$2,153,078
Fixed rate mortgage notes payable — conventional and tax-exempt	252,923	210,114
Variable rate mortgage notes payable — conventional and tax-exempt	553,179	438,236

Total notes payable and unsecured notes	2,809,496	2,801,428
Variable rate unsecured credit facility	245,000	—

Total mortgage notes payable, unsecured notes and unsecured credit facility	$3,054,496	$2,801,428

(1)	Balances at September 30, 2007 and December 31, 2006 include $2,606 and $2,922 of debt discount, respectively.
During the nine months ended September 30, 2007,
•	the Company assumed the mortgage note in the amount of $3,941 in conjunction with the acquisition of Countrybrook II;

•	the Company repaid an outstanding mortgage note in the amount of $15,980, secured by the operating assets of a community and repaid $150,000 in unsecured notes;

•	the Company issued two mortgage notes for approximately $59,126 secured by the operating assets of two communities, and a tax-exempt construction note for $100,000 for a development community, the proceeds of which are held in escrow; and

•	The Company was relieved of its obligation related to the mortgage note secured by the assets of Avalon West in the amount of $8,116, as it was assumed by the purchaser in conjunction with the sale of the community.
In the aggregate, secured notes payable mature at various dates from October 2008 through April 2043 and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,034,600 as of September 30, 2007). As of September 30, 2007, the Company has guaranteed approximately $109,070 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.5% and 6.8% at September 30, 2007 and December 31, 2006, respectively. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility (as discussed on the following page), including the effect of certain financing related fees, was 5.5% at September 30, 2007 and 5.8% at December 31, 2006.
Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at September 30, 2007 are as follows:

			Unsecured	Stated interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes
2007	$3,445	$3,941	$110,000	6.875%
2008	8,854	4,368	50,000	6.625%
			146,000	8.250%
2009	7,966	73,793	150,000	7.500%
2010	6,628	28,989	200,000	7.500%
2011	5,181	50,524	300,000	6.625%
			50,000	6.625%
2012	4,481	12,166	250,000	6.125%
			250,000	5.500%
2013	4,613	—	100,000	4.950%
2014	3,209	34,882	150,000	5.375%
2015	5,399	—	—	—
2016	5,838	—	250,000	5.750%
Thereafter	264,586	277,239	—	—

	$320,200	$485,902	$2,006,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.
The Company has a $650,000 revolving variable rate unsecured credit facility with a syndicate of commercial banks. The Company had $245,000 outstanding under the current credit facility and $56,296 outstanding in letters of credit on September 30, 2007. At December 31, 2006 there were no amounts outstanding under the current facility and $38,713 outstanding in letters of credit. Under the terms of the credit facility, the Company may elect to increase the facility up to $1,000,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. The Company pays participating banks, in the aggregate, an annual facility fee of approximately $813, which is subject to increase in the event that the amount available on the facility is increased. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum. The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on the Company’s credit rating. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $422,500. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company had $40,000 outstanding under this competitive bid option as of September 30, 2007. The Company is in compliance with certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.

4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the nine months ended September 30, 2007:

				Accumulated	Accumulated
			Additional	earnings	other
	Preferred	Common	paid-in	less	comprehensive	Stockholders’
	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2006	$40	$747	$2,482,516	$93,430	$(3,579)	$2,573,154

Net income	—	—	—	226,340	—	226,340
Unrealized gain on cash flow hedges	—	—	—	—	523	523
Change in redemption value of minority interest	—	—	—	(6,124)	—	(6,124)
Dividends declared to common and preferred stockholders	—	—	—	(208,927)	—	(208,927)
Issuance of common stock, net of withholdings	—	50	617,491	(1,740)	—	615,801
Repurchase of common stock, including repurchase costs	—	(10)	(39,292)	(75,531)	—	(114,833)
Amortization of deferred compensation	—	—	14,378	—	—	14,378

Balance at September 30, 2007	$40	$787	$3,075,093	$27,448	$(3,056)	$3,100,312

During the nine months ended September 30, 2007, the Company:
(i)	Issued 4,600,000 shares of common stock in connection with an equity offering;

(ii)	issued 462,306 shares of common stock in connection with stock options exercised;

(iii)	issued 19,231 shares of common stock to acquire an equal number of DownREIT limited partnership units;

(iv)	issued 1,932 shares through the Company’s dividend reinvestment plan;

(v)	issued 74,667 common shares in connection with stock grants;

(vi)	had 8,094 shares of restricted stock forfeited;

(vii)	withheld 40,742 shares to satisfy employees’ tax withholding and other liabilities; and

(viii)	purchased 1,031,400 shares through the Company’s stock repurchase program.
In addition, the Company granted 344,429 options for common stock to employees. As required under SFAS 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during the nine months ended September 30, 2007 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2007 or above, and will not be reflected until earned as compensation cost.
Dividends per common share were $2.55 for the nine months ended September 30, 2007 and $2.34 for the nine months ended September 30, 2006. The average dividend for all non-redeemed preferred shares for the nine months ended September 30, 2007 and 2006 was $1.63 per share.
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
In August 2007, the Company announced that its Board of Directors authorized an increase in its common stock repurchase program for purchases of shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $300 million. From August 1, 2007 to September 30, 2007, the Company repurchased 1,031,400 shares at an average price of $111.31 per share through this program. The Company did not have any purchases under this program prior to August 1, 2007.

5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt (collectively, the “Hedged Debt”). The Company has not entered into any interest rate hedge agreements for its conventional unsecured debt and does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at September 30, 2007 (dollars in thousands):

	Interest	Interest
	Rate Caps	Rate Swaps
Notional balance	$235,973	$46,672
Weighted average interest rate (1)	5.6%	6.5%
Weighted average capped interest rate	6.2%	n/a
Earliest maturity date	May-09	Jun-10
Latest maturity date	Mar-14	Jun-10
Estimated derivative fair value	$201	$(2,600)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
At September 30, 2007, the Company had nine derivatives designated as cash flow hedges and four derivatives not designated as hedges. For the derivative positions that the Company has determined qualify as effective cash flow hedges under SFAS No. 133, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives to their fair value, the Company recorded unrealized gains in other comprehensive income of $523 and $671 during the nine months ended September 30, 2007 and 2006, respectively. These amounts will be reclassified into earnings in conjunction with the periodic adjustment of the floating rates on the Hedged Debt, in interest expense, net. The amount reclassified into earnings for the nine months ended September 30, 2007, as well as the estimated amount included in accumulated other comprehensive income as of September 30, 2007, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material.
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

6. Investments in Real Estate Entities
Investments in Unconsolidated Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46(R) in accordance with EITF Issue No. 04-5. As of September 30, 2007, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:
•	a 50% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in the limited liability company that owns the Avalon Grove community. In October 2007, the Company sold its interest in Avalon Grove to its joint venture partner, see Note 11, Subsequent Events;

•	a 20% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in the limited liability company that owns the Avalon Chrystie Place I community;

•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that developed and owns the Avalon at Mission Bay North II community; and

•	a 15.2% combined general partner and indirect limited partner equity interest in the Fund, which owns the following 20 communities: Avalon at Redondo Beach, Avalon Lakeside, Avalon Columbia, Avalon Redmond, Avalon Sunset, Avalon at Poplar Creek, Civic Center Place, Paseo Park, Avalon at Yerba Buena, Avalon at Aberdeen Station, The Springs, The Covington, Cedar Valley, Avalon Crystal Hill, Middlesex Crossing, Avalon Centerpoint and Skyway Terrace. In addition, during the three months ended September 30, 2007, the Fund acquired three communities. South Hills Apartments, located in the Los Angeles market, contains 85 homes and was acquired for a purchase price of $20,700. Avalon Rutherford Station, located in Northern New Jersey, contains 108 apartment homes and was acquired for a purchase price of $35,850. Colonial Towers, located in the Boston market, contains 211 apartment homes and was acquired for a purchase price of $21,500.
In addition, as part of the formation of the Fund, the Company provided a guarantee to one of the limited partners. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $4,400 as of September 30, 2007). As of September 30, 2007, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under a liquidation scenario. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of September 30, 2007 was not significant and therefore the Company has not recorded any obligation for this guarantee as of September 30, 2007.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	9-30-07	12-31-06
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,027,498	$724,795
Other assets	37,765	55,716

Total assets	$1,065,263	$780,511

Liabilities and partners’ equity:
Mortgage notes payable and credit facility	$767,817	$510,784
Other liabilities	41,630	51,108
Partners’ equity	255,816	218,619

Total liabilities and partners’ equity	$1,065,263	$780,511

     The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)
	9-30-07	9-30-06	9-30-07	9-30-06
Rental income	$25,655	$18,360	$67,672	$48,329
Operating and other expenses	(10,815)	(8,537)	(29,512)	(22,270)
Interest expense, net	(11,080)	(6,180)	(29,841)	(16,250)
Depreciation expense	(7,067)	(4,984)	(19,261)	(12,741)

Net loss	$(3,307)	$(1,341)	$(10,942)	$(2,932)

Investments in Consolidated Real Estate Entities
The Company is subject to the following arrangements related to entities that are not accounted for under the equity method of accounting:
•	The Company holds a 30% membership interest in a limited liability company that owns the Avalon Del Rey community. In conjunction with the construction management services that the Company provided to Avalon Del Rey, the Company provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to construction financing. The obligation of the Company under this guarantee will terminate following satisfaction of the lender’s standard completion requirements, which the Company expects to occur in 2007.

The Company provided an operating guarantee to the third-party investor in the limited liability company that owns Avalon Del Rey. This guarantee, which extends until December 2007, provides that if the one-year return for the initial year of the joint venture partner’s investment is less than a threshold return of 7% on its initial equity investment, then the Company will pay the joint venture partner an amount equal to the shortfall, up to the 7% threshold return required. As of September 30, 2007, the cash flows and return on investment for Avalon Del Rey are expected to meet and exceed the initial year threshold return required by our joint venture partner. As a result, the Company’s obligation under this guarantee and its related fair value is insignificant, and the Company has therefore not recorded any liability associated with this guarantee as of September 30, 2007.

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

•	The Company holds an option to make a capital contribution to an entity in connection with the pursuit of a Development Right in Pleasant Hill, California. The Company currently does not have any equity or economic interest in this entity. However, due to the nature of the Company’s option to make a capital contribution, this entity is considered a variable interest entity under FIN 46(R), where the Company is the primary beneficiary. This entity has no operations and has minimal assets and equity, and is therefore not considered a significant variable interest entity.
7. Real Estate Disposition Activities
During the nine months ended September 30, 2007, the Company sold three communities: Avalon View, located in Wappingers Falls, New York, San Marino, located in San Jose, California and Avalon West, located in Westborough, Massachusetts. These three communities contained a total of 656 apartment homes and were sold for an aggregate sales price of $127,000. The sale of these communities resulted in a gain in accordance with GAAP of $78,258. During the nine months ended September 30, 2006, the Company sold three communities: Avalon Estates, located in the Boston, Massachusetts area, Avalon Cupertino, located in San Jose, California and Avalon Corners, located in Stamford, Connecticut. These three communities, which contained a total of 668 apartment homes, were sold for an aggregate sales price of $182,750. The sale of these three communities resulted in a gain as reported in accordance with GAAP of approximately $97,411.
As of September 30, 2007, the Company had one community that qualified as discontinued operations under the provisions of SFAS No. 144. In addition, Avalon Del Rey, which is accounted for under the deposit method due to the operating guarantee provided to its 70% joint venture partner (see Note 6, “Investments in Real Estate Entities”) qualifies as held for sale as of September 30, 2007. However, due to the Company’s continuing involvement through its 30% ownership interest and its role as the managing member of the venture, Avalon Del Rey has been and will continue to be reported as a component of continuing operations in the accompanying Condensed Consolidated Financial Statements.
In accordance with the requirements of SFAS No. 144, the operations for any communities sold from January 1, 2006 through September 30, 2007 and the communities that qualify as discontinued operations as of September 30, 2007 have been presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.

The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the nine months ended
	9-30-07	9-30-06	9-30-07	9-30-06
Rental income	$2,327	$4,021	$10,341	$13,646
Operating and other expenses	(951)	(1,493)	(3,773)	(5,043)
Interest expense, net	(144)	(458)	(687)	(1,408)
Depreciation expense	(398)	(920)	(2,176)	(2,755)

Income from discontinued operations	$834	$1,150	$3,705	$4,440

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $1,178 and $3,821 as of September 30, 2007 and December 31, 2006, respectively, and other liabilities of $44,974 as of September 30, 2007 and $69,100 as of December 31, 2006, relating to real estate assets sold or classified as held for sale.
During the nine months ended September 30, 2007, the Company sold one parcel of land through a taxable REIT subsidiary, located in the Mid-Atlantic, for a sales price of $5,800, resulting in a GAAP gain of $545.
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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2007 and 2006 is as follows (unaudited):

	For the three months ended		For the nine months ended
	9-30-07	9-30-06	9-30-07	9-30-06
		restated		restated
Net income	$128,769	$42,113	$226,340	$220,233
Indirect operating expenses, net of corporate income	8,102	6,569	22,317	20,908
Investments and investment management	1,625	1,388	6,133	5,257
Interest expense, net	25,129	26,479	71,283	80,788
General and administrative expense	6,645	5,633	20,067	18,395
Equity in loss (income) of unconsolidated entities	57	(589)	340	(1,024)
Minority interest in consolidated partnerships	331	135	1,236	395
Depreciation expense	45,682	39,752	132,371	119,687
Gain on sale of land	—	(505)	(545)	(13,671)
Gain on sale of communities	(78,258)	—	(78,258)	(97,411)
Income from discontinued operations	(834)	(1,150)	(3,705)	(4,440)

Net operating income	$137,248	$119,825	$397,579	$349,117

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The table below provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three and nine months ended September 30, 2007 and 2006 has been adjusted for the communities that were sold from January 1, 2006 through September 30, 2007, or otherwise qualify as discontinued operations as of September 30, 2007, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended				For the nine months ended
	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)	revenue	NOI	from prior year	real estate (1)
For the period ended September 30, 2007
Established
Northeast	$69,845	$46,504	2.9%	$1,803,132	$206,766	$138,515	4.4%	$1,803,132
Mid-Atlantic	28,842	17,977	7.7%	688,791	85,277	53,273	7.9%	688,791
Midwest	3,016	1,773	(3.8%)	92,625	9,026	5,450	3.1%	92,625
Pacific Northwest	8,567	5,784	15.7%	290,170	24,934	17,131	18.2%	290,170
Northern California	40,636	29,401	13.4%	1,392,110	119,111	86,335	13.1%	1,392,110
Southern California	14,129	10,058	5.7%	349,267	41,951	30,260	7.0%	349,267

Total Established	165,035	111,497	7.1%	4,616,095	487,065	330,964	8.0%	4,616,095

Other Stabilized	12,727	7,821	n/a	342,827	35,853	22,837	n/a	342,827
Development / Redevelopment	28,872	17,930	n/a	1,902,993	73,016	43,778	n/a	1,902,993
Land Held for Future Development	n/a	n/a	n/a	373,757	n/a	n/a	n/a	373,757
Non-allocated (2)	1,490	n/a	n/a	45,154	4,421	n/a	n/a	45,154

Total	$208,124	$137,248	14.5%	$7,280,826	$600,355	$397,579	13.9%	$7,280,826

For the period ended September 30, 2006 (restated)
Established
Northeast	$50,298	$33,964	4.6%	$1,231,712	$147,769	$99,688	4.9%	$1,231,712
Mid-Atlantic	25,553	15,341	14.4%	626,541	74,442	45,198	13.8%	626,541
Midwest	2,956	1,844	19.7%	92,204	8,524	5,288	5.4%	92,204
Pacific Northwest	8,449	5,525	14.9%	315,717	24,448	16,030	11.2%	315,717
Northern California	37,970	26,250	13.9%	1,404,279	110,654	77,161	10.8%	1,404,279
Southern California	14,625	10,302	8.0%	374,471	42,883	30,612	9.5%	374,471

Total Established	139,851	93,226	9.9%	4,044,924	408,720	273,977	8.8%	4,044,924

Other Stabilized	22,184	13,987	n/a	712,394	64,559	40,703	n/a	712,394
Development / Redevelopment	20,026	12,612	n/a	1,118,629	54,178	34,437	n/a	1,118,629
Land Held for Future Development	n/a	n/a	n/a	199,911	n/a	n/a	n/a	199,911
Non-allocated (2)	1,585	n/a	n/a	29,306	4,184	n/a	n/a	29,306

Total	$183,646	$119,825	12.3%	$6,105,164	$531,641	$349,117	10.8%	$6,105,164

(1)	Does not include gross real estate assets held for sale of $119,918 and $184,679 as of September 30, 2007 and 2006, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

9. Stock-Based Compensation Plans
The Company has a stock incentive plan (the “1994 Plan”), which was amended and restated on December 8, 2004, and amended on February 9, 2006, December 6, 2006 and September 19, 2007. Individuals who are eligible to participate in the 1994 Plan include officers, other associates, outside directors and other key persons of the Company and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its subsidiaries. The 1994 Plan authorizes (i) the grant of stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code, (ii) the grant of stock options that do not so qualify, (iii) grants of shares of restricted and unrestricted common stock, (iv) grants of deferred stock awards, (v) performance share awards entitling the recipient to acquire shares of common stock and (vi) dividend equivalent rights.
Shares of common stock of 2,161,382 and 1,791,861 were available for future option or restricted stock grant awards under the 1994 Plan as of September 30, 2007 and December 31, 2006, respectively. Annually on January 1st, the maximum number available for issuance under the 1994 Plan is increased by between 0.48% and 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.
Information with respect to stock options granted under the 1994 Plan, the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:

			Avalon 1995
		Weighted	Incentive Plan	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2006	2,487,239	$69.65	4,240	$36.81
Exercised	(459,218)	56.45	(3,088)	36.76
Granted	344,429	147.39	—	—
Forfeited	(38,929)	110.28	—	—

Options Outstanding, September 30, 2007	2,333,521	$83.04	1,152	$36.96

Options Exercisable:
September 30, 2007	1,240,234	$60.77	1,152	$36.96

The weighted average fair value of the options granted during the nine months ended September 30, 2007 is estimated at $21.83 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 4.0% over the expected life of the option, volatility of 17.32%, risk-free interest rates of 4.73% and an expected life of approximately seven years.
The Company issued restricted stock as part of its stock-based compensation plan during the nine months ended September 30, 2007. Compensation cost is recognized over the requisite service period, which varies, but does not exceed five years. The fair value of restricted stock is the closing stock price on the date of the grant. Provisions of SFAS 123(R) require the Company to recognize compensation cost taking into consideration retirement eligibility. The cost related to stock-based compensation for restricted stock included in the determination of net income is based on actual forfeitures for the given year. Restricted stock awards typically vest over a five-year period with the exception of accelerated vesting provisions. Restricted stock vesting during the nine months ended September 30, 2007 had fair values ranging from $36.66 to $147.75 per share. The total fair value of shares vested was $8,504 for the nine months ended September 30, 2007.

Total compensation cost recognized in income relating to deferred compensation was $10,810 and $8,208 for the nine months ended September 30, 2007 and 2006, respectively, and total capitalized compensation cost relating to deferred compensation was $3,568 and $2,938 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, there was a total of $10,386 and $12,846 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively. The unrecognized compensation cost for stock options does not take into account estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.83 years and 2.48 years, respectively.
10. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $1,490 and $4,421 in the three and nine months ended September 30, 2007, respectively, and $1,585 and $4,186 for the three and nine months ended September 30, 2006, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
In addition, in connection with the construction management services that the Company provided to MVP I, LLC, the entity that owns and developed Avalon at Mission Bay North II, the Company funds certain construction costs that are expected to be reimbursed through construction financing within 30 to 60 days. Although construction was completed in 2006, final payments to vendors are still being funded. The accompanying Condensed Consolidated Balance Sheets reflect a receivable in prepaid expenses and other assets in the amounts of $2,588 as of September 30, 2007 and $5,654 as of December 31, 2006, from MVP I, LLC.
Director Compensation
Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders starting with the 2006 annual meeting, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 and (ii) a cash payment of $40, payable in quarterly installments of $10. After September 20, 2007, the cash payment increased to $50, payable in quarterly installments of $12.5. The value of the restricted stock or deferred stock award will increase to $125 following the 2008 annual meeting. Until the 2007 annual meeting, the number of shares of restricted stock (or deferred stock awards) was calculated based on the last reported sale price of the common stock on the New York Stock Exchange (“NYSE”) on the fifth business day following the prior year’s annual meeting. Following the 2007 annual meeting, the number of shares of restricted stock (or deferred stock awards) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5.
The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $95 and $277 for the three and nine months ended September 30, 2007 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $801 and $778 on September 30, 2007 and December 31, 2006, respectively.

11. Subsequent Events
In October 2007, the Company sold its partnership interest in Avalon Grove, located in Stamford, Connecticut for $63,400. Town Grove, LLC was formed to own and operate Avalon Grove, which contains 402 apartment homes. The Company will continue to manage Avalon Grove although it does not retain any ownership interest in the community.
In November 2007, the Company sold Avalon at Stevens Pond for $77,650. Avalon at Stevens Pond is a garden-style community with 425 apartment homes located in Saugus, Massachusetts.
In November 2007, the Company purchased an additional 219,800 shares of its common stock under its share repurchase program at an average price of $106.28.
12. Restatement of Previously Issued Financial Statements
The Company has restated its Condensed Consolidated Balance Sheet as of December 31, 2006 in the Form 10-K/A. In addition, the Company has restated its unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2006 as presented in the table below. The restatement adjustments reflected in the following tables relate to the Company’s accounting for long-term land leases, changing the straight-line recognition of lease payments with fixed, or minimum, escalations over the period equal to the non-cancelable portion of the lease term as opposed to the Company’s expected holding period of its interest in the asset. This change primarily impacts the land lease accounting related to one consolidated asset with a 90-year lease in which the land lessor is also the partner in the venture holding the asset. The change resulted in an additional non-cash increase to operating expenses of approximately $2,655 per quarter in excess of the current quarterly cash payments, as well as additional depreciation expense. The effects of the restatement did not impact the total operating, investing or financing cash flows. The cumulative effect of the restatement on the Condensed Consolidated Statements of Operations for the periods affected is as follows:

	For the three months ended September 30, 2006			For the nine months ended September 30, 2006
	As Previously			As Previously
	Reported	Adjustments	As Adjusted(1)	Reported	Adjustments	As Adjusted(1)
Revenue:
Rental and other income	$186,082	$—	$186,082	$539,314	$—	$539,314
Management, development and other fees	1,585	—	1,585	4,186	—	4,186

Total revenue	187,667	—	187,667	543,500	—	543,500

Expenses:
Operating expenses, excluding property taxes	53,513	2,655	56,168	154,250	7,965	162,215
Property taxes	17,103	—	17,103	50,878	—	50,878
Interest expense, net	26,937	—	26,937	82,195	—	82,195
Depreciation expense	40,364	308	40,672	121,518	924	122,442
General and administrative expense	5,633	—	5,633	18,395	—	18,395

Total expenses	143,550	2,963	146,513	427,236	8,889	436,125

Joint venture income and minority interest expense	589	—	589	1,024	—	1,024
Minority interest in consolidated partnerships	(135)	—	(135)	(395)	—	(395)
Gain on sale of land	505	—	505	13,671	—	13,671

Income from continuing operations	45,076	(2,963)	42,113	130,564	(8,889)	121,675

Discontinued operations:
Income from discontinued operations	—	—	—	1,147	—	1,147
Gain on sale of communities	—	—	—	97,411	—	97,411

Total discontinued operations	—	—	—	98,558	—	98,558

Net income	45,076	—	42,113	229,122	—	220,233
Dividends attributable to preferred stock	(2,175)	—	(2,175)	(6,525)	—	(6,525)

Net income available to common stockholders	$42,901	$—	$39,938	$222,597	$—	$213,708

Other comprehensive income:
Unrealized gain on cash flow hedges	(514)	—	(514)	671	—	671

Comprehensive income	$42,387	$—	$39,424	$223,268	$—	$214,379

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.58	$(0.04)	$0.54	$1.68	$(0.12)	$1.56
Discontinued operations	—	—	—	1.33	—	1.33

Net income per common share — basic	$0.58	$(0.04)	$0.54	$3.01	$(0.12)	$2.89

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.57	$(0.04)	$0.53	$1.64	$(0.11)	$1.53
Discontinued operations	—	—	—	1.31	—	1.31

Net income per common share — diluted	$0.57	$(0.04)	$0.53	$2.95	$(0.11)	$2.83

(1)	As adjusted reflects the third quarter and year-to-date data for the restatement items only and has not been updated to reflect discontinued operations at September 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth in this Item 2 contains financial information as of December 31, 2006 and for the three and nine months ended September 30, 2006, that has been revised to reflect the restatement of the Consolidated Financial Statements contained in Amendment No. 1 on Form 10-K/A filed on May 10, 2007 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the period ended December 31, 2006, and the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2006. See Note 12, “Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements included in Item 1 of this report.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” on page 50 of this report. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors described in Item 1a, “Risk Factors,” of the Form 10-K/A for the year ended December 31, 2006.
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
Third Quarter 2007 Highlights
•	We continued to experience positive apartment fundamentals in the third quarter of 2007. Our Established Community portfolio (as defined later in this report) experienced a 7.1% increase in net operating income (“NOI”) over the comparable period of 2006, driven by a 5.0% increase in rental revenue and moderate growth in operating expenses of 1.1%. The rental revenue growth over the comparable period in 2006 is comprised of an increase in rental rates of 5.2% and a decrease in occupancy of 0.2%.

•	In addition to our Established Community year-over-year growth in NOI, our operating results were supported by the growing contribution from our development communities. We continued to focus on creating value through our development activities and pipeline, completing the development of three communities containing 562 apartment homes in the third quarter of 2007. In addition, we began the construction of three wholly-owned apartment communities that, upon completion, are expected to contain 829 apartment homes for a total capitalized cost of $208,600,000.

•	During the third quarter of 2007 we sold three communities which contained a total of 656 apartment homes, for an aggregate sales price of $127,000,000.

•	We acquired a direct investment interest in one additional community containing 80 apartment homes and an indirect investment interest in three additional communities containing 404 apartment homes through an acquisition by the Fund (as defined later in this report).

•	We repurchased 1,031,400 shares of the Company’s common stock through open market transactions under our common stock repurchase program. The shares were repurchased at an average price of $111.31.

•	We purchased for cash 61,706 operating units from DownREIT partnership unit holders. These units represented all third-party ownership interest in the two respective DownREITs.
Financial Outlook
We expect that our Established Communities will continue to show revenue and net operating income growth, but will moderate from current levels for the remainder of 2007. Positive apartment fundamentals are supported primarily by continued job growth and relatively stable apartment home supply levels. We believe that renting continues to be an attractive alternative to owning given these current economic factors. These factors combined with tighter lending standards for home purchases provide additional support for multifamily fundamentals and earnings growth. We expect that job growth will continue in our markets for the remainder of 2007. The supply of net new apartment homes is returning to historical levels due to the delivery of new apartment homes from development coupled with the fall off in condominium conversions. Overall, we expect apartment market fundamentals will be balanced in our markets such that apartment rental demand will absorb new supply.
We expect that our development activity will continue to create value. We currently have approximately $1,700,000,000 under construction (measured by total projected capitalized cost of the communities at completion, including the portions in which joint venture partners hold an equity or economic interest). We anticipate our construction activity will remain at or be slightly higher than this level through the remainder of 2007. For new development, the slowing for-sale market has resulted in increased investment opportunities. We continue to be selective in pursuing these opportunities, given continued high land prices and construction costs. We continue to selectively secure new Development Rights, including the acquisition of land for future development. We currently have Development Rights for construction of new apartment communities that would, if developed as expected, total approximately $4,300,000,000, based on total projected capitalized costs at September 30, 2007.
AvalonBay Value Added Fund, L.P. (the “Fund”) is a discretionary investment fund in which we hold a 15% interest. The Fund has been our principal vehicle for acquiring apartment communities subject to certain exceptions, since its closing in March 2005. As of October 31, 2007, the total amount invested by the Fund is $774,233,000, which represents a level where the Fund is substantially at its total investment capacity.
We continue to see real estate capital flows from income investors. During the third quarter we completed the disposition of three communities for an aggregate sales price of $127,000,000. In addition, subsequent to the end of the third quarter of 2007, we sold both a wholly owned community and our partnership interest in a joint venture community for an aggregate sales price of $141,050,000.
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

As of September 30, 2007, the composition of our current direct and indirect ownership interests in apartment communities and Development Rights is as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	41	11,325
Mid-Atlantic	17	5,757
Midwest	3	887
Pacific Northwest	9	2,278
Northern California	27	8,109
Southern California	10	3,172

Total Established	107	31,528

Other Stabilized Communities:
Northeast	18	4,376
Mid-Atlantic	6	1,485
Midwest	3	869
Pacific Northwest	2	611
Northern California	6	1,303
Southern California	9	2,512

Total Other Stabilized	44	11,156

Lease-Up Communities	3	676

Redevelopment Communities	9	2,452

Total Current Communities	163	45,812

Development Communities	19	6,086

Development Rights	52	14,477

Results of Operations
Our year-over-year operating performance is primarily affected by individual geographic market conditions and apartment fundamentals as measured by changes in net operating income of our Established Communities; net operating income derived from acquisitions and development completions; the loss of net operating income related to disposed communities; and capital market, disposition and financing activity. A comparison of our operating results for the three and nine months ended September 30, 2007 and 2006 follows (dollars in thousands):

	For the three months ended				For the nine months ended
		9-30-06				9-30-06
	9-30-07	(restated)	$ Change	% Change	9-30-07	(restated)	$ Change	% Change
Revenue:
Rental and other income	$206,634	$182,061	$24,573	13.5%	$595,934	$527,455	$68,479	13.0%
Management, development and other fees	1,490	1,585	(95)	(6.0%)	4,421	4,186	235	5.6%

Total revenue	208,124	183,646	24,478	13.3%	600,355	531,641	68,714	12.9%

Expenses:
Direct property operating expenses, excluding property taxes	49,128	45,502	3,626	8.0%	141,942	128,565	13,377	10.4%
Property taxes	19,058	16,734	2,324	13.9%	55,213	49,775	5,438	10.9%

Total community operating expenses	68,186	62,236	5,950	9.6%	197,155	178,340	18,815	10.6%

Corporate-level property management and other indirect operating expenses	10,792	8,154	2,638	32.4%	27,938	25,092	2,846	11.3%
Investments and investment management	1,625	1,388	237	17.1%	6,133	5,257	876	16.7%
Interest expense, net	25,129	26,479	(1,350)	(5.1%)	71,283	80,788	(9,505)	(11.8%)
Depreciation expense	45,682	39,752	5,930	14.9%	132,371	119,687	12,684	10.6%
General and administrative expense	6,645	5,633	1,012	18.0%	20,067	18,395	1,672	9.1%

Total other expenses	89,873	81,406	8,467	10.4%	257,792	249,219	8,573	3.4%

Gain on sale of land	—	505	(505)	—	545	13,671	(13,126)	(96.0%)
Equity in income of unconsolidated entities	(57)	589	(646)	(109.7%)	(340)	1,024	(1,364)	(133.2%)
Minority interest in consolidated partnerships	(331)	(135)	(196)	145.2%	(1,236)	(395)	(841)	212.9%

Income from continuing operations	49,677	40,963	8,714	21.3%	144,377	118,382	25,995	22.0%

Discontinued operations:
Income from discontinued operations	834	1,150	(316)	(27.5%)	3,705	4,440	(735)	(16.6%)
Gain on sale of communities	78,258	—	78,258	N/A	78,258	97,411	(19,153)	(19.7%)

Total discontinued operations	79,092	1,150	77,942	N/A	81,963	101,851	(19,888)	(19.5%)

Net income	128,769	42,113	86,656	205.8%	226,340	220,233	6,107	2.8%
Dividends attributable to preferred stock	(2,175)	(2,175)	—	—	(6,525)	(6,525)	—	—

Net income available to common stockholders	$126,594	$39,938	$86,656	217.0%	$219,815	$213,708	$6,107	2.9%

Net income available to common stockholders increased $86,656,000 or 217.0%, to $126,594,000 for the three months ended September 30, 2007 due primarily to asset sales and related gains occurring in 2007 combined with growth in net operating income from Established Communities and contributions to net operating income from newly developed communities in 2007. Net income available to common stockholders increased $6,107,000, or 2.9%, to $219,815,000 for the nine months ended September 30, 2007, primarily attributable to growth in net operating income from Established Communities and contributions to net operating income from newly developed communities in 2007, partially offset by higher relative gains from the disposition of land and communities in 2006 as compared to 2007.
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
NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for the three and nine months ended September 30, 2007 and 2006, along with reconciliation to net income for each year, is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
		9-30-06		9-30-06
	9-30-07	(restated)	9-30-07	(restated)
Net income	$128,769	$42,113	$226,340	$220,233
Indirect operating expenses, net of corporate income	8,102	6,569	22,317	20,908
Investments and investment management	1,625	1,388	6,133	5,257
Interest expense, net	25,129	26,479	71,283	80,788
General and administrative expense	6,645	5,633	20,067	18,395
Equity in loss (income) of unconsolidated entities	57	(589)	340	(1,024)
Minority interest in consolidated partnerships	331	135	1,236	395
Depreciation expense	45,682	39,752	132,371	119,687
Gain on sale of real estate assets	(78,258)	(505)	(78,803)	(111,082)
Income from discontinued operations	(834)	(1,150)	(3,705)	(4,440)

Net operating income	$137,248	$119,825	$397,579	$349,117

The NOI increases during the three and nine months ended September 30, 2007, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	2007 NOI Increase
	For the three months ended	For the nine months ended
	9/30/2007	9/30/2007
Established Communities	$7,347	$24,598
Other Stabilized Communities	1,635	9,339
Development and Redevelopment Communities	8,441	14,525

Total	$17,423	$48,462

The NOI increases in Established Communities in 2007 were largely due to continued favorable apartment market fundamentals. During the nine months ended September 30, 2007, we continued to focus on rental rate growth, while maintaining occupancy of at least 95% in all regions. We anticipate that increases in rental rates and overall rental revenue growth will moderate during the remainder of 2007, as we expect continued but moderating job growth (demand) and net apartment supply consistent with historical levels. In addition, we continue to monitor and manage operating expenses to constrain expense growth.
Rental and other income increased in the three and nine months ended September 30, 2007 as compared to the prior year period due to increased rental rates for our Established Communities, coupled with additional rental income generated from newly developed communities.
Overall Portfolio — The weighted average number of occupied apartment homes increased to 38,057 apartment homes for the nine months ended September 30, 2007 as compared to 36,166 for the prior year period. This change is primarily the result of increased homes available from newly developed and acquired communities, partially offset by communities sold in 2006 as well as a slight decline in occupied apartment homes for our Established Communities. The weighted average monthly revenue per occupied apartment home increased to $1,765 for the nine months ended September 30, 2007 as compared to $1,644 in the prior year period.

Established Communities — Rental revenue increased $7,907,000, or 5.0%, for the three months ended September 30, 2007 over the prior year period. Rental revenue increased $27,350,000, or 6.0%, for the nine months ended September 30, 2007 over the prior year period. These increases are due to increased average rental rates, partially offset by decreased economic occupancy. For the nine months ended September 30, 2007, the weighted average monthly revenue per occupied apartment home increased 6.3% to $1,786 compared to $1,680 in the prior year period, primarily due to increased market rents and the decrease in the amortization of concessions. The higher amortization recognized in the nine months ended September 30, 2006 was due to the higher levels of concessions granted in periods prior to 2006. The average economic occupancy decreased from 96.6% to 96.3% for the nine months ended September 30, 2007. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
We experienced increases in Established Communities’ rental revenue in all six of our regions for the nine months ended September 30, 2007 as compared to the prior year period. The largest increases in rental revenue were in the Pacific Northwest, Northern California and the Mid-Atlantic, with increases of 11.7%, 8.9% and 6.9%, respectively, between years. The Northeast and Northern California regions comprise the majority of our Established Community revenue, and therefore are discussed in more detail below.
Northern California, which represented approximately 24.5% of Established Community rental revenue during the nine months ended September 30, 2007, experienced an increase in rental revenue of 8.9% as compared to the prior year period. Average rental rates increased by 8.7% to $1,684, and economic occupancy increased 0.2% to 96.9% for the nine months ended September 30, 2007. Apartment fundamentals remain strong in Northern California and we expect Northern California to see continued but moderating revenue growth during the remainder of 2007.
The Northeast region, which accounted for approximately 42.4% of Established Community rental revenue for the nine months ended September 30, 2007, experienced an increase in rental revenue of 3.4% for the nine months ended September 30, 2007 as compared to the prior year period. Average rental rates increased 3.8% to $2,124, and economic occupancy decreased 0.4% to 96.2% for the nine months ended September 30, 2007. We expect job growth to continue but moderate for the remainder of 2007 and into 2008. We expect net new supply will increase to levels approaching historical averages. We expect overall apartment fundamentals will remain positive, resulting in moderate rental rate growth in the Northeast during the remainder of 2007. Supply-demand fundamentals for New York City and surrounding areas should remain healthy, although a slow down in job growth for the financial services industry could cause economic growth to slow. In addition, we expect continued modest rent growth in Long Island. Boston will continue to lag the region in revenue growth, as we expect the net new supply from apartment deliveries will outpace improvement in the regional economic conditions.
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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-07	9-30-06	9-30-07	9-30-06
Rental revenue (GAAP basis)	$164,850	$156,943	$486,559	$459,208
Concessions amortized	1,563	2,459	4,547	10,634
Concessions granted	(1,558)	(1,407)	(5,051)	(5,001)

Rental revenue adjusted to state concessions on a cash basis	$164,855	$157,995	$486,055	$464,841

Year-over-year % change — GAAP revenue	5.0%	n/a	6.0%	n/a

Year-over-year % change — cash concession based revenue	4.3%	n/a	4.6%	n/a
Management, development and other fees decreased $95,000, or 6.0% and increased $235,000 or 5.6% for the three and nine months ended September 30, 2007, respectively. The quarterly decrease in 2007 was due to higher construction and development fees earned in 2006. The year to date increase is due to increased asset management, property management and redevelopment fees earned from the Fund, as additional communities are acquired and redeveloped. In addition, construction and development fees earned from unconsolidated entities for the nine months ended September 30, 2007 contributed to increased fee income.
Direct property operating expenses, excluding property taxes increased $3,626,000 or 8.0% and $13,377,000 or 10.4% in the three and nine months ended September 30, 2007 as compared to the same period of 2006, primarily due to the addition of recently developed and acquired apartment homes coupled with expense growth in our Established Communities.
For Established Communities, direct property operating expenses, excluding property taxes, increased $229,000, or 0.6%, and $1,481,000, or 1.4%, to $38,160,000 and $111,153,000 for the three and nine months ended September 30, 2007 over the prior year periods, due primarily to increases in other maintenance, redecorating and marketing expenses.
Property taxes increased $2,324,000 or 13.9% and $5,438,000 or 10.9% for the three and nine months ended September 30, 2007 over the prior year period due to overall higher assessments and the addition of newly developed and redeveloped apartment homes. Property taxes are impacted by the size and timing of successful tax appeals in both years.
For Established Communities, property taxes increased by $833,000, or 5.7%, and $1,333,000, or 3.1% for the three and nine months ended September 30, 2007, respectively, due to overall higher assessments throughout all regions. Period over period changes are impacted by the size and timing of successful tax appeals. Overall, we expect property taxes in 2007 to exceed the levels in 2006 due to increased valuations and the addition of newly developed communities. However, property tax increases are limited for communities in California, where increases in property taxes are limited by law (Proposition 13). We evaluate property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Corporate-level property management and other indirect operating expenses increased by $2,638,000, or 32.4% and $2,846,000, or 11.3%, for the three and nine months ended September 30, 2007, respectively, over the prior year periods due primarily to increased costs relating to corporate initiatives focused on increasing efficiency and enhancing controls at our operating communities, coupled with increased compensation and relocation costs.

Investments and investment management reflects the costs incurred for investment acquisitions, investment management and abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment or impairment of development pursuits, acquisition pursuits and disposition pursuits. Investments and investment management costs increased for the nine months ended September 30, 2007 as compared to the prior year period due primarily to increased abandoned pursuit costs. Abandoned pursuit costs were $405,000 and $2,479,000 for the three and nine months ended September 30, 2007, and $136,000 and $1,502,000 for the three and nine months ended September 30, 2006. Abandoned pursuit costs can be volatile, and the costs incurred in any given period may vary significantly in future periods.
Interest expense, net decreased $1,350,000 or 5.1% and $9,505,000 or 11.8% for the three and nine months ended September 30, 2007 as compared to the prior year period due primarily to higher levels of capitalized interest in connection with our increased development activity, lower average outstanding balances on our unsecured credit facility and increased interest income. Interest income increased for the three and nine months ended September 30, 2007 due to higher invested cash balances from our January 2007 equity offering as well as increases in the interest rate earned on cash deposits, offset partially by interest income in 2006 from an escrow funded from a disposition in 2005 that was used in a tax-deferred exchange.
Depreciation expense increased $5,930,000 or 14.9% and $12,684 or 10.6% for the three and nine months ended September 30, 2007 as compared to the prior year periods primarily due to the completion of development and redevelopment activities.
General and administrative expense (“G&A”) increased $1,012,000 or 18.0% and $1,672,000 or 9.1% for the three and nine months ended September 30, 2007 relative to the prior year periods primarily due to increased compensation costs.
Gain on sale of land for the nine months ended September 30, 2007 and 2006 relates to the disposition of a land parcel in each respective period.
Equity in income of unconsolidated entities for the three and nine months ended September 30, 2007 decreased from the prior year periods due primarily to losses (after depreciation) associated with two unconsolidated investments, coupled with the consolidation in 2007 of a community that was not consolidated as of September 30, 2006 and the disposition of an investment in an unconsolidated entity in the fourth quarter of 2006.
Minority interest in consolidated partnerships increased during the three and nine months ended September 30, 2007 as compared to the prior year periods due to the recognition of our 70% joint venture partner interest in one of our consolidated communities (See Note 6, “Investment in Real Estate Entities”). This increase was partially offset by the conversion and redemption of limited partnership units, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.
Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2006 through September 30, 2007. It decreased during the three and nine months ended September 30, 2007 due to fewer communities sold or classified as discontinued operations compared to the same period in 2006. See Note 7, “Real Estate Disposition Activities,” of our Condensed Consolidated Financial Statements.
Gain on sale of communities increased during the three months ended September 30, 2007 due to the sale of three communities in 2007, as compared to no community sales in the third quarter of 2006. Gain on sale of communities decreased during the nine months ended September 30, 2007 due to smaller gains compared to the prior year period. The amount of gain realized in any given reporting period depends on many factors, including the number of communities sold, the size and carrying value of those communities and the sales prices, which are driven by local and national market conditions.

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
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
		9-30-06		9-30-06
	9-30-07	(restated)	9-30-07	(restated)
Net income	$128,769	$42,113	$226,340	$220,233
Dividends attributable to preferred stock	(2,175)	(2,175)	(6,525)	(6,525)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	46,913	41,224	136,677	123,712
Minority interest expense, including discontinued operations	53	99	225	296
Gain on sale of previously depreciated real estate assets	(78,258)	—	(78,258)	(97,411)

Funds from operations attributable to common stockholders	$95,302	$81,261	$278,459	$240,305

Weighted average common shares outstanding — diluted	80,024,714	75,688,899	80,195,908	75,504,026
Earnings per common share — diluted	$1.58	$0.53	$2.74	$2.83

FFO per common share — diluted	$1.19	$1.07	$3.47	$3.18

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

	For the three months ended		For the nine months ended
		9-30-06		9-30-06
	9-30-07	(restated)	9-30-07	(restated)
Net cash provided by operating activities	$92,377	$64,584	$293,643	$249,590

Net cash used in investing activities	$(135,173)	$(166,054)	$(687,624)	$(218,077)

Net cash provided by (used in) financing activities	$(55,873)	$275,975	$424,739	$149,666

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
Cash and cash equivalents totaled $39,000 at September 30, 2007, an increase of $31,000 from $8,000 at December 31, 2006. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities — Net cash provided by operating activities increased to $293,643,000 in the nine months ended September 30, 2007 from $249,590,000 in the nine months ended September 30, 2006. The increase was driven primarily by the additional NOI from our Established Communities’ operations, as well as NOI from recently developed communities.
Investing Activities — Net cash used in investing activities of $687,624,000 in the nine months ended September 30, 2007 related to investments in assets through the development and redevelopment of apartment communities, the acquisition of a community, and the acquisition of three land parcels, partially offset by proceeds from the disposition of a land parcel and three communities. During the nine months ended September 30, 2007, we invested $855,191,000 in the purchase and development of the following real estate and capital expenditures:
•	We completed the development of six communities containing a total of 1,213 apartment homes for a total capitalized cost, including land acquisition cost, of $298,900,000.

•	We acquired five parcels of land in connection with Development Rights, for a purchase price of $168,000,000.

•	We had capital expenditures relating to current communities’ real estate assets of $5,188,000 and non-real estate capital expenditures of $3,665,000.

•	We invested approximately $855,200,000 of capital in the development of apartment communities.
Financing Activities — Net cash provided by financing activities totaled $424,739,000 in the nine months ended September 30, 2007. The net cash inflow is due primarily to the proceeds from the issuance of 4,600,000 shares of the Company’s common stock at $129.30 per share, borrowings of $245,000,000 under our unsecured credit facility and the issuance of two mortgage notes for approximately $59,126,000, offset by the repurchase of 1,031,400 shares of our common stock, the repayment of a mortgage note of approximately $15,980,000, the repayment of unsecured notes at maturity of approximately $150,000,000 and dividend payments of $199,983,000.
Variable Rate Unsecured Credit Facility
We currently have a $650,000,000 revolving variable rate unsecured credit facility with a syndicate of commercial banks. Under the terms of the credit facility, we may elect to increase the facility up to $1,000,000,000, provided that one or more banks (from the syndicate or otherwise) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit such an increase; such an increase in the facility will only be effective to the extent banks (from the syndicate or otherwise) choose to commit to lend additional funds. We pay participating banks, in the aggregate, an annual facility fee of approximately $813,000. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (5.11% on October 31, 2007). The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on our credit rating. In addition, a competitive bid option is available for borrowings of up to $422,500,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at October 31, 2007. We are subject to and currently in compliance with certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming our exercise of a one-year renewal option. At October 31, 2007, $225,000,000 was outstanding on the credit facility, $58,000,000 was used to provide letters of credit and $367,000,000 was available for borrowing under the unsecured credit facility.
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

The following debt activity occurred during the nine months ended September 30, 2007:
•	we repaid $15,980,000 of mortgage debt, secured by the assets of an operating community;

•	we issued $100,000,000 of variable rate, tax-exempt debt for a development community in September 2007, maturing in November 2040;

•	we issued $16,926,000 of variable rate mortgage debt for an operating community in June 2007, maturing in May 2012;

•	we repaid $150,000,000 in previously issued unsecured notes in August 2007, along with any unpaid interest, pursuant to their scheduled maturity;

•	we issued $42,200,000 of fixed rate, tax-exempt mortgage debt for an operating community in September 2007, maturing in October 2047;

•	we assumed $3,941,000 of fixed rate mortgage debt in conjunction with the acquisition of an operating community in July 2007. We intend to repay this debt in the fourth quarter of 2007;
•	we borrowed $245,000,000 under our unsecured credit facility; and
•	we were relieved of our obligations associated with $8,116,000 in mortgage debt in conjunction with the disposition of the associated operating community in September 2007.

The table below details debt maturities for the next five years, excluding our unsecured credit facility, and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2007 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-06	9-30-07		2007	2008	2009	2010	2011	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$15,990	$15,518		$162	$676	$719	$766	$816	$12,379
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon at Lexington	6.55%	Feb-2025	12,467	12,178		78	415	441	469	498	10,277
Avalon at Nob Hill	5.80%	Jun-2025	18,116	17,815	(2)	—	—	—	—	—	17,815
Avalon Campbell	6.48%	Jun-2025	32,776	32,108	(2)	—	—	—	—	—	32,108
Avalon Pacifica	6.48%	Jun-2025	14,867	14,564	(2)	—	—	—	—	—	14,564
Avalon Knoll	6.95%	Jun-2026	11,957	11,732		77	324	347	371	398	10,215
Avalon Landing	6.85%	Jun-2026	5,903	5,790		40	162	173	185	198	5,032
Avalon Fields	7.55%	May-2027	10,483	10,306		60	256	275	295	316	9,104
Avalon Oaks	7.45%	Jul-2041	17,205	17,110		34	137	147	157	168	16,467
Avalon Oaks West	7.48%	Apr-2043	17,036	16,949		30	125	133	142	152	16,367
Avalon at Chestnut Hill	5.32%	Oct-2047	—	42,200		25	314	331	349	368	40,813

			166,580	206,050		506	2,409	2,566	2,734	2,914	194,921

Variable rate (3)
The Promenade	5.50%	Oct-2010	31,495	31,175		331	701	755	29,388	—	—
Waterford	4.15%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	4.15%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Foxchase I	4.15%	Nov-2017	16,800	16,800	(4)	—	—	—	—	—	16,800
Avalon at Foxchase II	4.15%	Nov-2017	9,600	9,600	(4)	—	—	—	—	—	9,600
Avalon at Mission Viejo	4.73%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	3.72%	Jun-2025	2,684	2,985	(2)	—	—	—	—	—	2,985
Avalon Campbell	3.72%	Jun-2025	6,024	6,692	(2)	—	—	—	—	—	6,692
Avalon Pacifica	3.72%	Jun-2025	2,733	3,036	(2)	—	—	—	—	—	3,036
Bowery Place I	4.00%	Nov-2037	93,800	93,800	(5)	—	521	576	636	703	91,364
Bowery Place II	4.01%	Nov-2039	48,500	48,500	(5)	—	—	—	270	298	47,932
Avalon Acton	4.81%	Jul-2040	45,000	45,000	(5)	—	—	—	—	—	45,000
Morningside Park	3.88%	Nov-2040	—	100,000	(5)	—	—	—	138	302	99,560
Avalon at Fairway Hills I	4.71%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500

			327,171	428,123		331	1,222	1,331	30,432	1,303	393,504

Conventional loans (6)
Fixed rate
$150 Million unsecured notes	5.18%	Aug-2007	150,000	—		—	—	—	—	—	—
$110 Million unsecured notes	7.13%	Dec-2007	110,000	110,000		110,000	—	—	—	—	—
$50 Million unsecured notes	6.63%	Jan-2008	50,000	50,000		—	50,000	—	—	—	—
$146 Million unsecured notes	8.38%	Jul-2008	146,000	146,000		—	146,000	—	—	—	—
$150 Million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	—	150,000	—	—	—
$200 Million unsecured notes	7.66%	Dec-2010	200,000	200,000		—	—	—	200,000	—	—
$300 Million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	—	300,000	—
$50 Million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	—	50,000	—
$250 Million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	—	250,000
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	—	100,000
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$250 million unsecured notes	5.73%	Jan-2012	250,000	250,000		—	—	—	—	—	250,000
$250 million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
Countrybrook II	5.22%	Dec-2007	—	3,941		3,941	—	—	—	—	—
Wheaton Development Right	6.99%	Oct-2008	4,514	4,453		21	4,432	—	—	—	—
4600 Eisenhower Avenue	8.08%	Apr-2009	4,402	4,321		28	118	4,175	—	—	—
Twinbrook Development Right	7.25%	Oct-2011	8,200	8,057		50	207	222	239	7,339	—
Avalon at Tysons West	5.55%	Jul-2028	6,535	6,420		41	162	173	183	193	5,668
Avalon Orchards	7.65%	Jul-2033	19,883	19,681		70	290	311	333	357	18,320

			2,199,534	2,052,873		114,151	201,209	154,881	200,755	357,889	1,023,988

Variable rate (3) Avalon Ledges	6.75%	May-2009	18,635	18,100	(4)	276	688	17,136	—	—	—
Avalon at Flanders Hill	6.75%	May-2009	21,245	20,635	(4)	316	784	19,535	—	—	—
Avalon at Newton Highlands	6.69%	May-2009	37,650	36,670	(4)	566	1,397	34,707	—	—	—
Avalon at Crane Brook	6.66%	Mar-2011	33,535	32,725	(4)	420	1,045	1,106	1,169	28,985	—
Avalon at Bedford Center	6.69%	May-2012	—	16,926	(4)	820	468	497	527	14,614	—

			111,065	125,056		2,398	4,382	72,981	1,696	43,599	—

Total indebtedness — excluding unsecured credit facility			$2,804,350	$2,812,102		$117,386	$209,222	$231,759	$235,617	$405,705	$1,612,413

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at September 30, 2007 and December 31, 2006 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of September 30, 2007.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of September 30, 2007. Actual amounts drawn on the debt as of September 30, 2007 are $87,518,000 for Bowery Place I, $24,964,000 for Bowery Place II, $12,144,000 for Avalon Acton and $0 for Morningside Park.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $2,606 of debt discount as of September 30, 2007 and $2,922 of debt discount as of December 31, 2006, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.
Future Financing and Capital Needs – Portfolio and Other Activity
As of September 30, 2007, we had 19 new communities under construction, for which a total estimated cost of $705,384,000 remained to be invested. In addition, we had nine communities which we own, or in which we have a direct or indirect interest, under reconstruction, for which a total estimated cost of $20,883,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
•	cash currently on hand invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;

•	the remaining capacity under our current $650,000,000 unsecured credit facility;

•	the net proceeds from sales of existing communities;

•	retained operating cash;

•	the issuance of debt or equity securities; and/or

•	private equity funding.
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
We have invested in the Fund, a private, discretionary investment vehicle that acquires and operates apartment communities in our markets. The Fund has invested $771,775,000 as of September 30, 2007. Management expects the Fund will invest approximately $50,000,000 of additional funds to redevelop the assets acquired, at which time the Fund will become fully invested. The Fund has nine institutional investors, including us, with a combined capital equity commitment of $330,000,000. A significant portion of the investments made in the Fund by its investors have been made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $32,035,000 has been invested as of October 31, 2007) representing a 15.2% combined general partner and limited partner equity interest. As of October 31, 2007, the Fund has committed to invest approximately $823,000,000. We are exploring various potential sources for funding future acquisitions after the Fund is fully invested.
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

In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, we sold three communities and one partnership interest for an aggregate sales price of $190,446,000 from January 1, 2007 through November 1, 2007. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses and NOI. However, we believe that the absence of future cash flows from communities sold will have a minimal impact on our ability to fund future liquidity and capital resource needs.
Off Balance Sheet Arrangements
In addition to the investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 6, “Investments in Real Estate Entities,” and Note 8, “Commitments and Contingencies,” of our Condensed Consolidated Financial Statements located elsewhere in this report.
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City) overall once tenant improvements related to a retail tenant are complete, which is expected in 2007. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of, and our obligation under these guarantees, both at inception and as of September 30, 2007 were not significant. As a result we have not recorded any obligation associated with these guarantees at September 30, 2007.

•	MVP I, LLC has a construction loan in the amount of $94,400,000 (of which $85,336,000 is outstanding as of September 30, 2007), which matures in September 2010, assuming exercise of two one-year renewal options, and is payable by the unconsolidated real estate entity. MVP I, LLC has entered into an early rate lock agreement to refinance this construction loan with a seven-year, fixed-rate conventional loan in the fourth quarter of 2007. In connection with the construction management services that we provided to MVP I, LLC, the entity that owns and developed Avalon at Mission Bay North II in San Francisco, we have provided a construction completion guarantee to the lender in order to fulfill their standard financing requirements related to the construction financing. Construction was completed in 2006, and our obligations under this guarantee will terminate once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in 2007. The estimated fair value of and our obligation under this guarantee, both at inception and as of September 30, 2007 was not significant and therefore no liability has been recorded related to this construction completion guarantee as of September 30, 2007.

•	The Fund has 20 mortgage loans with amounts outstanding in the aggregate of $446,000,000. These mortgage loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. In addition, the Fund had amounts outstanding of $120,000,000 as of September 30, 2007 under its credit facilities. These borrowings include $93,000,000 in borrowings under the Fund’s credit facility secured by uncalled capital commitments maturing in January 2008 and $27,000,000 in borrowings under a separate unsecured credit facility maturing in December 2008. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $4,400,000 as of September 30, 2007). As of September 30, 2007, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under a liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2007 was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2007.

•	In connection with the pursuit of a Development Right in Pleasant Hill, California, $125,000,000 in bond financing was issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the possible future construction of a multifamily rental community by PHVP I, LLC. The bond proceeds were immediately invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This Development Right is planned as a mixed-use development, with residential, for-sale, retail and office components. The bond proceeds will remain in the GIC until December 5, 2007, at which time a loan will be made to PHVP I, LLC to fund construction of the multifamily portion of the development, or the bonds will be redeemed by the Agency. We are currently in discussions to extend both the term until the bond financing proceeds must be used for development of the multifamily portion of the project, and the GIC until September 2008, when construction of the multifamily portion of the development is now expected to begin. Although we do not have any equity or economic interest in PHVP I, LLC at this time, we do have an option to make a capital contribution to PHVP I, LLC in exchange for a 99% general partner interest in the entity. Should we decide not to exercise this option, bond proceeds will be released from escrow, the bonds will be redeemed without penalty and a loan will not be made to PHVP I, LLC. The bonds are payable from the proceeds of the GIC and are non-recourse to both PHVP I, LLC and to us. There is no loan payable outstanding by PHVP I, LLC as of September 30, 2007.

In addition, as part of providing construction management services to PHVP I, LLC for the construction of a public garage, we have provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. Our obligations under this guarantee will terminate following construction completion of the garage once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in the first half of 2008. In the third quarter of 2006, significant modifications were requested by the local transit authority to change the garage structure design. We do not believe that the requested design changes impact the construction schedule. However, it is expected that these changes will increase the original budget by an amount up to $5,000,000. We believe that substantially all potential additional amounts are reimbursable from unrelated third parties. At this time we do not believe that it is probable that we will incur any additional costs. The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2007 was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2007.

•	In the fourth quarter of 2006, we admitted a 70% venture partner to the Avalon Del Rey Apartments, LLC for an investment of $49,000,000, including the assumption of debt. In conjunction with this investment, we provided an operating guarantee to the joint venture partner. This guarantee provides that if the initial year return earned by the joint venture partner is less than a threshold return of 7% on its initial equity investment, we will pay the joint venture partner an amount equal to the shortfall, up to the 7% threshold return required. As of September 30, 2007, the cash flows and expected return on investment of the community are expected to meet and exceed the initial year threshold return required by our joint venture partner. Therefore we have not recorded any liability associated with this guarantee as of September 30, 2007.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. During the second quarter of 2007, we entered into an operating lease for 20,000 square feet of office space in Virginia Beach, Virginia. We began to utilize this space for certain of our community-related accounting and customer service functions in the third quarter of 2007. There have not been any other material changes outside the ordinary course of business to our contractual obligations during the nine months ended September 30, 2007.
Development Communities
As of September 30, 2007, we had 19 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,086 apartment homes to our portfolio for a total projected capitalized cost, including land acquisition costs and portions owned by joint venture partners, of approximately $1,724,900,000. We anticipate the total projected capitalized cost of Development Communities under construction will remain between $1,500,000,000 and $2,000,000,000 for the remainder of 2007. You should carefully review the discussion under Item 1a., “Risk Factors,” of the Form 10-K/A for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Riverview North New York, NY	602	175.6	Q3 2005	Q3 2007	Q2 2008	Q4 2008
2.	Avalon Danvers (4) Danvers, MA	433	84.8	Q4 2005	Q1 2007	Q3 2008	Q1 2009
3.	Avalon Woburn Woburn, MA	446	83.1	Q4 2005	Q3 2006	Q4 2007	Q2 2008
4.	Avalon on the Sound II New Rochelle, NY	588	181.8	Q1 2006	Q2 2007	Q2 2008	Q4 2008
5.	Avalon Meydenbauer Bellevue, WA	368	84.3	Q1 2006	Q1 2008	Q3 2008	Q1 2009
6.	Avalon at Dublin Station I Dublin, CA	305	85.8	Q2 2006	Q4 2007	Q2 2008	Q4 2008
7.	Avalon at Lexington Hills Lexington, MA	387	86.2	Q2 2006	Q2 2007	Q3 2008	Q1 2009
8.	Avalon Bowery Place II (5) New York, NY	90	61.9	Q3 2006	Q4 2007	Q1 2008	Q2 2008
9.	Avalon Encino Los Angeles, CA	131	61.5	Q3 2006	Q3 2008	Q4 2008	Q1 2009
10.	Avalon Warner Place (6) Canoga Park, CA	210	53.9	Q4 2006	Q2 2008	Q3 2008	Q1 2009
11.	Avalon Acton (5) Acton, MA	380	68.8	Q4 2006	Q4 2007	Q4 2008	Q2 2009
12.	Avalon Morningside Park (5) New York, NY	296	125.5	Q1 2007	Q3 2008	Q1 2009	Q3 2009
13.	Avalon White Plains White Plains, NY	393	154.5	Q2 2007	Q4 2008	Q2 2009	Q4 2009
14.	Avalon at Tinton Falls Tinton Falls, NJ	216	41.2	Q2 2007	Q3 2008	Q4 2008	Q2 2009
15.	Avalon Fashion Valley San Diego, CA	161	64.7	Q2 2007	Q4 2008	Q1 2009	Q2 2009
16.	Avalon Anaheim Anaheim, CA	251	102.7	Q2 2007	Q2 2009	Q3 2009	Q2 2010
17.	Avalon Union City Union City, CA	438	125.2	Q3 2007	Q2 2009	Q3 2009	Q2 2010
18.	Avalon at the Hingham Shipyard Hingham, MA	235	52.7	Q3 2007	Q3 2008	Q4 2008	Q2 2009
19.	Avalon Sharon Sharon, MA	156	30.7	Q3 2007	Q2 2008	Q3 2008	Q1 2009

	Total	6,086	$1,724.9

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with U.S. GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates.

(3)	Stabilized operations are defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	Avalon Danvers experienced a fire in April 2007. The Company expects insurance proceeds will substantially cover all losses.

(5)	This community is being financed in part by third-party tax-exempt debt.

(6)	This community was formally known as Avalon Canoga Park.

Redevelopment Communities
As of September 30, 2007, we had four consolidated communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be approximately $34,700,000, excluding costs prior to redevelopment. In addition, the Fund had five communities under redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing our redevelopment activity related to Fund-owned communities, as well as communities in our current operating portfolio. You should carefully review the discussion under Item 1a., “Risk Factors,” of the Form 10-K/A for a discussion of risks associated with redevelopment activity.
The following presents a summary of communities under redevelopment, which also includes redevelopment activity of the Fund:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
1.	Avalon Walk I and II Hamden, CT	764	$59.4	71.2	Q1 2006	Q4 2007	Q2 2008
2.	Avalon at AutumnWoods Fairfax, VA	420	31.2	38.3	Q3 2006	Q2 2008	Q4 2008
3.	Essex Place Peabody, MA	286	23.7	34.5	Q3 2007	Q2 2009	Q4 2009
4.	Avalon Redmond Place Redmond, WA	222	26.3	31.3	Q3 2007	Q4 2008	Q2 2009
5.	Civic Center Place (3) Norwalk, CA	192	38.1	43.5	Q4 2006	Q4 2007	Q2 2008
6.	Avalon at Poplar Creek (3) Schaumburg, IL	196	25.2	28.6	Q4 2006	Q4 2007	Q2 2008
7.	Avalon Sunset (3) Los Angeles, CA	82	17.9	21.3	Q1 2007	Q4 2007	Q2 2008
8.	Paseo Park (3) Fremont, CA	134	19.8	25.5	Q2 2007	Q2 2008	Q4 2008
9.	Cedar Valley (3) Columbia, MD	156	21.0	25.0	Q3 2007	Q1 2009	Q3 2009

	Total	2,452	$262.6	$ 319.2

(1)	Total capitalized cost includes all capitalized costs projected to be incurred to redevelop the respective Redevelopment Community, including costs to acquire the community, reconstruction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees determined in accordance with U.S. GAAP.

(2)	Restabilized operations are defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	This is a Fund-owned community.

Development Rights
As of September 30, 2007, we were evaluating the future development of 52 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold a purchase option. We prefer to hold Development Rights through options to acquire land, although for 22 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 14,477 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At September 30, 2007, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $54,454,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $373,757,000 are reflected as land held for development on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2007.
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

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions) (1)
1.	Irvine, CA	(2)	279	78
2.	San Francisco, CA Phase III	(2)	260	158
3.	Coram, NY	(2)	200	48
4.	Shelton, CT		99	27
5.	Brooklyn, NY	(2)	628	319
6.	Los Angeles, CA	(2)	174	78
7.	Randolph, MA	(2)	276	54
8.	Northborough, MA		350	61
9.	Pleasant Hill, CA	(4)	416	153
10.	Kirkland, WA Phase II	(2)	181	60
11.	Rockville Centre, NY		349	129
12.	Norwalk, CT		311	84
13.	Canoga Park, CA	(2)	297	85
14.	Andover, MA	(2)	115	21
15.	Bellevue, WA		408	126
16.	North Bergen, NJ	(3)	164	48
17.	Chicago, IL Phase I	(2)	492	173
18.	Wilton, CT	(2)	100	24
19.	Camarillo, CA		376	55
20.	Irvine, CA III		170	73
21.	San Francisco, CA		157	50
22.	Brooklyn, NY II		825	443
23.	New York, NY II		680	261
24.	Seattle, WA		201	65
25.	Cohasset, MA	(2)	200	38
26.	Dublin, CA Phase II		405	105
27.	Greenburgh, NY Phase II		444	112
28.	Plymouth, MA Phase II		69	17
29.	Irvine, CA II	(2)	179	57
30.	Wheaton, MD	(2)	320	107
31.	West Long Branch, NJ	(3)	180	34
32.	Milford, CT	(2)	284	45
33.	Stratford, CT	(2)	146	23
34.	Highland Park, NJ		178	42
35.	Oyster Bay, NY	(2)	150	42
36.	Quincy, MA	(2)	146	24
37.	Shelton, CT II		240	66
38.	Roselle Park, NJ	(3)	300	70
39.	Yonkers, NY		400	88
40.	Randolph, NJ		115	31
41.	Hackensack, NJ		230	56
42.	Bloomingdale, NJ		173	38
43.	Alexandria, VA	(2)	283	73
44.	Garden City, NY		160	58
45.	Tysons Corner, VA	(2)	439	121
46.	Gaithersburg, MD		254	41
47.	Chicago, IL Phase II	(2)	492	141
48.	Oakland, NJ		228	49
49.	Plainview, NY		160	38
50.	Wanaque, NJ		210	45
51.	Yaphank, NY	(2)	343	57
52.	Rockville, MD	(2)	241	62

	Total		14,477	$4,353

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with U.S. GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	We own the land parcel, but construction has not yet begun.

(3)	This community will be subject to a joint venture ownership structure.

(4)	This Development Right is subject to a joint venture arrangement. In connection with the pursuit of this Development Right, $125 million in bond financing was issued and immediately invested in a guaranteed investment contract (“GIC”) administered by a trustee. The Company does not have any equity or economic interest in the joint venture entity at this time, but has an option to make a capital contribution to the joint venture entity for a 99% general partner interest. Should the Company exercise this option, the bond proceeds will be released from the GIC and used for future construction of the Development Right. Should the Company decide not to exercise this option, bond proceeds will be released from escrow and the bonds will be redeemed without penalty.
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
We also carry a Crimeshield policy (also commonly referred to as a fidelity insurance policy or employee dishonesty insurance policy) that protects the company, up to $3,000,000 per occurrence, from employee theft of money, securities or property.
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
We determine whether to consolidate certain entities based on our rights and obligations under the joint venture agreements, applying the guidance of FIN 46(R), “Consolidation of Variable Interest Entities” (as revised) and Emerging Issues Task Force Issue No. 04-5, “ Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” For investment interests that we do not consolidate, we look to the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnership Investments”, to determine the accounting framework to apply. The application of these rules in evaluating the accounting treatment for each joint venture is complex and requires substantial management judgment. Therefore, we believe the decision to choose an appropriate accounting framework is a critical accounting estimate.
If we were to consolidate the joint ventures that we accounted for using the equity method at September 30, 2007, our assets would have increased by $1,065,263,000 and our liabilities would have increased by $809,447,000.
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
During the development and redevelopment efforts we capitalize all direct and those indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs, that are clearly associated with our development and redevelopment efforts are also capitalized. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment, and as such, we believe cost capitalization to be a critical accounting estimate.

There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if for the three months ended September 30, 2007, our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our operating expenses would have increased by $2,600,000.
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
Due to the subjectivity in determining whether a pursuit will result in the acquisition or development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If it were determined that 10% of our capitalized pursuits were no longer probable of occurring, net income for the quarter ended September 30, 2007 would have decreased by $5,445,000.
Asset Impairment Evaluation
We apply the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to determine the need for performing impairment analyses, as well as to measure the loss if an impairment has occurred on a regular basis, considering qualitative economic factors. Because each asset is unique, requiring significant management judgment, we believe that the asset impairment evaluation is a critical accounting estimate.
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
For the nine months ended September 30, 2007, we did not recognize any impairment in value associated with our investments or long-lived assets. We cannot predict the occurrence of future events that may cause an impairment assessment to be performed.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

During the third quarter of 2007, we opened an office in Virginia Beach, Virginia. We expect to utilize this office to centralize certain community-related accounting, administrative and customer service functions. The transition began during the third quarter of 2007, when certain community-related accounting functions were relocated to our Virginia Beach office. This transition of previously decentralized processing functions is expected to continue through the end of 2008. Consistent with any process changes that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that centralization of these accounting, operational and administrative processes will improve our internal controls over financial reporting as related to certain community-related accounting and administrative functions.
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings

We are seeking compensatory damages, as well as punitive and treble damages, in a complaint we filed in October 2007 in the U.S. District Court, Eastern District of Virginia (Alexandria) against a former vice president of the Company who had authority over repair and capital improvements at existing communities (AvalonBay Communities, Inc. v. James R. Willden). The complaint alleges, among other things, that the former employee colluded to receive payments from a vendor in exchange for approving invoices. We previously filed a complaint in the same court against this vendor and its president (AvalonBay Communities, Inc. v. San Jose Water Conservation Corp. and Michael P. Schroll). We are investigating these and other payments approved by or under the supervision of this former employee and may amend these complaints or file additional complaints. We do not expect that the loss related to this matter will be material to our results of operations or financial condition.

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

None.

Issuer Purchases of Equity Securities

				(d)
				Maximum Dollar
			(c)	Amount that May
			Total Number of	Yet be Purchased
	(a)	(b)	Shares Purchased	Under the Plans or
	Total Number	Average Price	as Part of Publicly	Programs
	of Shares	Paid per	Announced Plans	(in thousands)
Period	Purchased	Share	or Programs	(2)
July 1 - July 31, 2007	—	—	—	$300,000
August 1 – August 31, 2007	896,207 (1)	$111.37	896,200	$200,195
September 1 - September 30, 2007	135,200	$110.93	135,200	$185,197

(1)	Includes 7 shares surrendered to the Company in connection with vesting of restricted stock as payment of exercise price or as payment of taxes.

(2)	As disclosed in our Form 10-Q for the quarter ended June 30, 2007, on August 3, 2007, the Board of Directors voted to increase to $300,000,000 the aggregate purchase price of shares that may be purchased under the Company’s Stock Repurchase Program, under which we may acquire, from time to time, shares of common stock in the open market. In determining whether to repurchase shares, we consider a variety of factors, including among other things our liquidity needs, corporate and legal requirements, the then current market price of our shares, market conditions, and the effect of the share repurchases on our per share earnings and FFO. There is no scheduled expiration date to this program.
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description
3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed on March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 10-K of the Company filed on March 1, 2007.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 3(i).3 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Second Supplemental Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.2	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.7	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

Exhibit No.		Description
4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed in May 15, 2006. (Incorporated by references to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

10.1	—	Amendment, dated September 19, 2007, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Filed herewith.)

10.2	—	Amendment, effective September 30, 2007, to the Company’s quarterly compensation of Non-Employee Directors. (Filed herewith.)

10.3	—	Amended Form of AvalonBay Communities, Inc. Director Restricted Stock Agreement. (Filed herewith.)

10.4	—	Amended Form of AvalonBay Communities, Inc. Director Restricted Unit Agreement. (Filed herewith.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer.) (Furnished herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AVALONBAY COMMUNITIES, INC.

Date: November 8, 2007	/s/ Bryce Blair

Bryce Blair
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2007	/s/ Thomas J. Sargeant

Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)