Form 10-K
period 2007-12-31
AVALONBAY COMMUNITIES INC
filed 2008-02-29
CIK 915912

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission file number 1-12672
AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	77-0404318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2900 Eisenhower Avenue, Suite 300
Alexandria, Virginia 22314
(Address of principal executive office)
(703) 329-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share 8.70% Series H Cumulative Redeemable Preferred Stock, par value $.01 per share (Title of each class)	New York Stock Exchange New York Stock Exchange (Name of each exchange on which registered)
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
Yes ☒      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒
The aggregate market value of the Registrant’s Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2007 was $9,281,643,046.
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2008 was 76,845,045.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.’s Proxy Statement for the 2008 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” on page 55 of this Form 10-K. You should also review Item 1a., “Risk Factors,” for a discussion of various risks that could adversely affect us.
ITEM 1. BUSINESS
General
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We engage in the development, redevelopment, acquisition, ownership and operation of multifamily communities in high barrier-to-entry markets of the United States. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply. Our markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. We focus on these markets because we believe that over the long term, a limited new supply of apartment homes and lower housing affordability in these markets will result in larger increases in cash flows relative to other markets. In addition to increasing the rental revenues of our operating assets, we believe these market attributes will increase the value of our operating assets and enable us to create additional value through the development and selective acquisition of multifamily housing.
At January 31, 2008, we owned or held a direct or indirect ownership interest in:
•	163 operating apartment communities containing 45,932 apartment homes in ten states and the District of Columbia, of which (i) 12 communities containing 4,006 apartment homes were redevelopment communities, discussed below and (ii) 20 communities containing 4,229 apartment homes were held by the Fund (as defined below) which we manage and in which we own a 15.2% equity interest;

•	21 communities under construction that are expected to contain an aggregate of 6,816 apartment homes when completed; and

•	rights to develop an additional 48 communities that, if developed in the manner expected, will contain an estimated 13,656 apartment homes.
We generally obtain ownership in an apartment community by developing a new community on vacant land or by acquiring an existing community. In selecting sites for development or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.
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
During the three years ended December 31, 2007, excluding acquisition for the Fund, we acquired two apartment communities and executed the buyout of our partner’s 75% interest in a joint venture that owns an apartment community. All three communities’ financial results are consolidated for financial reporting purposes. During the same three-year period, we disposed of 15 apartment communities, disposed of one investment in a real estate joint venture and completed the development of 21 apartment communities and the redevelopment of 10 apartment communities, including communities we redeveloped for the Fund (as defined below). In anticipation of favorable apartment fundamentals and to help position us for future growth, we increased our construction volume during 2007 (as measured by total projected capitalized cost at completion) and continued to secure new development opportunities, including the acquisition of land for future development. We also increased our investments in apartment communities through an institutional discretionary investment fund, AvalonBay Value Added Fund, L.P. (the “Fund”), which we manage and in which we own a 15% interest. To create value, the Fund acquired communities with the objective of either redeveloping or repositioning them, or taking advantage of market cycle timing and improved operating performance. Since its inception in March 2005, the Fund has acquired 20 communities. A more detailed description of the Fund and its investment activity can be found in the discussion under Item I. “Business – General – Financing Strategy” and Note 6, “Investments in Real Estate Entities” of the Consolidated Financial Statements in Item 8 of this report. As a result of strong capital flows to the industry, we also continued to dispose of assets at prices that provided significant realized gains.
In 2008, we expect additional new development starts to be in the range of $900,000,000 to $1,100,000,000, measured at total projected cost of completion, and anticipate an increase in our redevelopment activity for both wholly-owned assets and assets of the Fund. We also anticipate asset sales in the range of $700,000,000 to $1,000,000,000, dependent on strategic and value realization opportunities. The level of development, acquisition and disposition activity, however, is heavily influenced by capital market conditions, including prevailing interest rates. A further discussion of our development, redevelopment, disposition, acquisition, property management and related strategies follows.

Development Strategy. We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily apartment communities in high barrier-to-entry markets of the United States, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive office in Alexandria, Virginia, we also maintain regional offices and administrative or specialty offices in or near the following cities:
•	Boston, Massachusetts;
•	Chicago, Illinois;
•	Long Island, New York;
•	Los Angeles, California;
•	New York, New York;
•	Newport Beach, California;
•	San Francisco, California;
•	San Jose, California;
•	Seattle, Washington;
•	Shelton, Connecticut;
•	Virginia Beach, Virginia; and
•	Woodbridge, New Jersey.
After selecting a target site, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts allow us to acquire the target site shortly before the start of construction, which reduces development-related risks and preserves capital. However, as a result of the recent competitive market conditions for land suitable for development, we recently have acquired and held land prior to construction for extended periods while entitlements are obtained, or acquired land zoned for uses other than residential with the potential for rezoning. We currently own land that is held for development with an aggregate carrying basis under U.S. generally accepted accounting principles (“GAAP”) of $288,423,000 on which we have not yet commenced construction.
Except for certain mid-rise and high-rise apartment communities where we may elect to use third-party general contractors or construction managers, when we start construction we act as our own general contractor and construction manager. We generally perform these functions directly (although we may use a wholly-owned subsidiary) both for ourselves and for the joint ventures and partnerships of which we are a member or a partner. We believe this enables us to achieve higher construction quality, greater control over construction schedules and significant cost savings. Our development, property management and construction teams monitor construction progress to ensure high-quality workmanship and a smooth and timely transition into the leasing and operating phase.
When there is increased competition for desirable development opportunities, we will in some cases be engaged in more complicated development pursuits. For example, at times we have acquired and may in the future acquire existing commercial buildings with the intent to pursue rezoning, tenant terminations or expirations and demolition of the existing structures. During the period that we hold these buildings for future development, the net revenue from these operations, which we consider to be incidental, is accounted for as a reduction in our investment in the development pursuit and not as net income. We have also participated, and may in the future participate, in master planned or other large multi-use developments where we commit to build infrastructure (such as roads) to be used by other participants or commit to act as construction manager or general contractor in building structures or spaces for third parties (such as municipal garages or parks). Costs we incur in connection with these activities may be accounted for as additional invested capital in the community or we may earn fee income for providing these services. Particularly with large scale, urban in-fill developments, we may engage in significant environmental remediation efforts to prepare a site for construction.
Throughout this report, the term “development” is used to refer to the entire property development cycle, including pursuit of zoning approvals, procurement of architectural and engineering designs and the construction process. References to “construction” refer to the actual construction of the property, which is only one element of the development cycle.

Redevelopment Strategy. When we undertake the redevelopment of a community, our goal is to renovate and/or rebuild an existing community so that our total investment is generally below replacement cost and the community is well positioned in the market to achieve attractive returns on our capital. We have established procedures to reduce both the cost and risks of redevelopment. Our redevelopment teams, which include key redevelopment, construction and property management personnel, monitor redevelopment progress. We believe we achieve significant cost savings by acting as our own general contractor. More importantly, this helps to ensure high-quality design and workmanship and a smooth and timely transition into the lease-up and restabilization phase.
Throughout this report, the term “redevelopment” is used to refer to the entire redevelopment cycle, including planning and procurement of architectural and engineering designs, budgeting and actual renovation work. The actual renovation work is referred to as “reconstruction,” which is only one element of the redevelopment cycle.
Disposition Strategy. We sell assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to develop, redevelop and acquire communities and to rebalance our portfolio across geographic regions. This also allows us to realize a portion of the value created through our investments, and provides additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising that amount of capital externally by issuing debt or equity securities. When we decide to sell a community, we solicit competing bids from unrelated parties for these individual assets and consider the sales price of each proposal.
Acquisition Strategy. Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. Acquisitions allow us to achieve rapid penetration into markets in which we desire an increased presence. Acquisitions (and dispositions) also help us achieve our desired product mix or rebalance our portfolio. In 2005 we formed the Fund, which since then has served as the exclusive vehicle through which we acquired additional investments in apartment communities, subject to limited exceptions. At December 31, 2007, the Fund had invested $777,568,000. We expect that the Fund will invest approximately $46,000,000 of additional funds to redevelop the assets acquired, at which time the Fund will become fully invested. We are exploring various potential sources and vehicles for funding future acquisitions after the Fund is fully invested.
Property Management Strategy. We expect to increase operating income through innovative, proactive property management that will result in higher revenue from communities while constraining operating expenses. Our principal strategies to maximize revenue include:
•	strong focus on resident satisfaction;

•	staggering lease terms such that lease expirations are better matched to traffic patterns;

•	balancing high occupancy with premium pricing, and increasing rents as market conditions permit; and

•	managing community occupancy for optimal rental revenue levels.
Constraining growth in operating expenses is another way in which we expect to increase earnings growth. Growth in our portfolio and the resulting increase in revenue allows for fixed operating costs to be spread over a larger volume of revenue, thereby increasing operating margins. We control operating expenses in a variety of ways, which include the following, among others:
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

We generally manage the operation and leasing activity of our communities directly (although we may use a wholly- owned subsidiary) both for ourselves and the joint ventures and partnerships of which we are a member or a partner.
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
Financing Strategy. We have consistently maintained, and intend to continue to maintain, a capital structure that provides us with flexibility in meeting the financial obligations and opportunities presented by our real estate development and ownership business. At December 31, 2007, our debt-to-total market capitalization was 30.3%, and our long-term floating rate debt, which includes amounts outstanding on our variable rate unsecured credit facility, was 10.2% of total market capitalization. Total market capitalization reflects the aggregate of the market value of our common stock, the market value of our operating partnership units outstanding (based on the market value of our common stock), the liquidation preference of our preferred stock and the outstanding principal amount of our debt. We believe that debt-to-total market capitalization can be one useful measure of a real estate operating company’s long-term liquidity and balance sheet strength, because it shows an approximate relationship between a company’s total debt and the current total market value of its assets based on the current price at which the company’s common stock trades. However, because debt-to-total market capitalization changes with fluctuations in our stock price, which occur regularly, our debt-to-total market capitalization may change even when our earnings and debt levels remain stable.
We estimate that a portion of our short-term liquidity needs will be met from retained operating cash, borrowings under our variable rate unsecured credit facility and sales of current operating communities. If required to meet the balance of our current or anticipated liquidity needs, we will borrow funds under our existing unsecured credit facility, sell existing communities or land and/or issue additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, including interest rates, our short and long term liquidity needs, the adequacy of our expected liquidity sources, the relative costs of debt and equity capital, and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.
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
Since its inception in 2005, the Fund has served as the principal vehicle through which we have invested in the acquisition of apartment communities, subject to certain exceptions. These exceptions included significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for the Fund. The Fund does not restrict our development activities, and will terminate after a term of eight years, subject to two one-year extensions. The Fund has nine institutional investors, including us, with a combined equity capital commitment of $330,000,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $43,399,000 has been invested as of January 31, 2008) representing a 15.2% combined general partner and limited partner equity interest. As of January 31, 2008, the Fund had invested $779,318,000, with an additional expected net investment of $39,000,000 to redevelop the assets acquired. We are exploring various potential sources and vehicles for funding future acquisitions after the Fund is fully invested.

In addition, we may, from time to time, offer shares of our equity securities, debt securities or options to purchase stock in exchange for property.
Other Strategies and Activities. While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. On occasion, we own and lease retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area) or (ii) we believe the retail space will enhance the attractiveness of the community to residents. As of December 31, 2007, we had a total of 405,122 square feet of rentable retail space that produced gross rental revenue in 2007 of $7,790,000 (1.0% of total revenue). If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. At present, through a taxable REIT subsidiary that is a 50% partner in Aria at Hathorne, LLC, we have an economic interest in the development of 64 for-sale townhomes at a total projected capital cost of $23,636,000 on a site that is adjacent to our Avalon Danvers community and that is zoned for for-sale development. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.
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
Competition
We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies and other REITs, to acquire and develop apartment communities and acquire land for future development. As an owner and operator of apartment communities, we also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value proposition given the quality, location and amenities that the resident seeks. We also compete against condominiums and single-family homes that are for sale or rent. Although we often compete against large sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition for both real estate assets and potential residents.

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

Other Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our SEC filings are also available to the public from the SEC’s website at www.sec.gov. In addition, you may read our SEC fillings at the offices of the New York Stock Exchange (“NYSE”), which is located at 20 Board Street, New York, New York 10005. Our SEC filings are available at the NYSE because our common stock and an outstanding series of preferred stock are listed on the NYSE.
We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investor Relations” section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board’s Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Corporate Governance Guidelines and Code of Conduct, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia 22314, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the New York Stock Exchange (“NYSE”), we will disclose amendments and waivers relating to these documents in the same place on our website.
We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of December 31, 2007, we had 1,898 employees.

ITEM 1a. RISK FACTORS
Our operations involve various risks that could have adverse consequences, including those described below. This Item 1a includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements on page 55.
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
We project construction costs based on market conditions at the time we prepare our budgets, and our projections include changes that we anticipate but cannot predict with certainty. Construction costs have been increasing, particularly for materials such as steel, concrete and lumber, and, for some of our Development Communities and Development Rights, the total construction costs may be higher than the original budget. Total capitalized cost includes all capitalized costs projected to be incurred to develop or redevelop a community, determined in accordance with United States Generally Accepted Accounting Principles (“GAAP”), including:
•	land and/or property acquisition costs;

•	fees paid to secure air rights and/or tax abatements;

•	construction or reconstruction costs;

•	costs of environmental remediation;

•	real estate taxes;

•	capitalized interest;

•	loan fees;

•	permits;

•	professional fees;

•	allocated development or redevelopment overhead; and

•	other regulatory fees.

Costs to redevelop communities that have been acquired have, in some cases, exceeded our original estimates and similar increases in costs may be experienced in the future. We cannot assure you that market rents in effect at the time new development or redevelopment communities complete lease-up will be sufficient to fully offset the effects of any increased construction or reconstruction costs.
Unfavorable changes in market and economic conditions could hurt occupancy, rental rates or operating expenses.
Local conditions in our markets significantly affect occupancy or rental rates at our communities. The risks that may adversely affect conditions in those markets include the following:
•	plant closings, industry slowdowns and other factors that adversely affect the local economy;

•	an oversupply of, or a reduced demand for, apartment homes;

•	a decline in household formation or employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases;

•	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents to offset increases in operating costs; and

•	economic conditions that could cause an increase in our operating expenses, such as increases in property taxes, utilities, compensation of on-site associates and routine maintenance may adversely affect the operating performance of our communities.
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
We currently have, and may in the future incur, variable interest rate debt. In addition, we regularly seek access to both fixed and variable rate debt financing to repay maturing debt and to finance our development and redevelopment activity. Accordingly, if interest rates increase, our interest costs will also rise, unless we have made arrangements that hedge the risk of rising interest rates. In addition, an increase in market interest rates may lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock.
Bond financing and zoning compliance requirements could limit our income, restrict the use of communities and cause favorable financing to become unavailable.
We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2007, approximately 4.7% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years) may limit our ability to raise rents aggressively and, in consequence, can also limit increases in the value of the communities subject to these restrictions.
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
Risks related to indebtedness.
We have a $1,000,000,000 revolving variable rate unsecured credit facility with JPMorgan Chase Bank, N.A., and Wachovia Bank, N.A., serving together as syndication agent and as banks, Bank of America, N.A., serving as administrative agent, swing lender, issuing bank and a bank, Morgan Stanley Bank, Wells Fargo Bank, N.A., and Deutsche Bank Trust Company Americas, serving collectively as documentation agent and as banks, and a syndicate of other financial institutions, serving as banks. Our organizational documents do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, subject to compliance with outstanding debt covenants, we could incur more debt, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations.

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
A decrease in rental revenue could have an adverse effect on our ability to pay distributions to our stockholders. Significant expenditures associated with each community such as debt service payments, if any, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from a community.
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
Federal tax laws may limit our ability to earn a gain on the sale of a community (unless we own it through a subsidiary which will incur a taxable gain upon sale) if we are found to have held, acquired or developed the community primarily with the intent to resell the community, and this limitation may affect our ability to sell communities without adversely affecting returns to our stockholders. In addition, real estate in our markets can at times be hard to sell. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the apartment communities in our portfolio promptly in response to changes in economic or other conditions.
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
We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. As noted in the business description above, we also own and lease retail space when a retail component represents the best use of the space, as is often the case with large urban in-fill developments. Also as noted in the business description above, through a taxable REIT subsidiary that is a joint venture partner, we have a 50% economic interest in a 64 townhome for-sale development with a total estimated capital cost at completion of $23,636,000, on a site adjacent to one of our communities. We may engage or have an interest in for-sale activity in the future. Our historical experience in our existing markets in developing, owning and operating rental communities does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in other activities. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local apartment market conditions; an inability to obtain land for development or to identify appropriate acquisition opportunities; an inability to hire and retain key personnel; and lack of familiarity with local governmental and permitting procedures. We may be unsuccessful in owning and leasing retail space at our communities or in developing real estate with the intent to sell.

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
We have formed the Fund which, through a wholly-owned subsidiary, we manage as the general partner and to which we have committed $50,000,000, representing an equity interest of approximately 15%. This presents risks, including the following:
•	investors in the Fund may fail to make their capital contributions when due and, as a result, the Fund may be unable to execute its investment objectives;

•	our subsidiary that is the general partner of the Fund is generally liable, under partnership law, for the debts and obligations of the Fund, subject to certain exculpation and indemnification rights pursuant to the terms of the partnership agreement of the Fund;

•	investors in the Fund holding a majority of the partnership interests may remove us as the general partner without cause, subject to our right to receive an additional nine months of management fees after such removal and our right to acquire one of the properties then held by the Fund;

•	while we have broad discretion to manage the Fund and make investment decisions on behalf of the Fund, the investors or an advisory committee comprised of representatives of the investors must approve certain matters, and as a result we may be unable to cause the Fund to make certain investments or implement certain decisions that we consider beneficial;

•	we can develop communities but have been generally prohibited from making acquisitions of apartment communities outside of the Fund, which is our exclusive investment vehicle until March 2008 or when 80% of the Fund’s capital is invested, subject to certain exceptions; and

•	we may be liable if either the Fund, or the REIT through which a number of investors have invested in the Fund and which we manage, fails to comply with various tax or other regulatory matters.
If we were to employ a similar vehicle to fund acquisitions in the future, such vehicle could present similar risks to us, or similar requirements that our acquisition activity be conducted primarily through the vehicle.
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
Insurance coverage for earthquakes can be costly due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available.

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
Under various federal, state and local environmental and public health laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our properties (including in some cases natural substances such as methane and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage we have for such events. The presence of such substances, or the failure to properly remediate the contamination, may adversely affect our ability to borrow against, sell or rent the affected property.
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

All of our stabilized operating communities, and all of the communities that we are currently developing or redeveloping, have been subjected to at least a Phase I or similar environmental assessment, which generally does not involve invasive techniques such as soil or ground water sampling. These assessments, together with subsurface assessments conducted on some properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operation. In connection with our ownership, operation and development of communities, from time to time we undertake substantial remedial action in response to the presence of subsurface or other contaminants, including contaminants in soil, groundwater and soil vapor beneath or affecting our buildings. In some cases, an indemnity exists upon which we may be able to rely if environmental liability arises from the contamination or remediation costs exceed estimates. There can be no assurance, however, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that environmental liability arises.
Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of its presence regardless of whether we or the resident believe a health risk is presented. However, we cannot provide assurance that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities that may exceed any applicable insurance coverage.
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
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year ended December 31, 2007, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2006, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For communities that we wholly own, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s acquisition cost. The definition of substantial redevelopment may differ for communities owned through a joint venture arrangement.
Development Communities are communities that are under construction and for which a certificate of occupancy has not been received. These communities may be partially complete and operating.
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

As of December 31, 2007, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
Northeast	42	11,226
Mid-Atlantic	17	5,757
Midwest	3	887
Pacific Northwest	9	2,278
Northern California	27	8,109
Southern California	10	3,172

Total Established	108	31,429

Other Stabilized Communities:
Northeast	18	5,359
Mid-Atlantic	6	1,485
Midwest	3	869
Pacific Northwest	2	611
Northern California	5	1,149
Southern California	10	2,123

Total Other Stabilized	44	11,596

Lease-Up Communities	3	676

Redevelopment Communities	8	2,231

Total Current Communities	163	45,932

Development Communities	21	6,816

Development Rights	48	13,656

Our holdings under each of the above categories are discussed on the following pages.
Current Communities
Our Current Communities are primarily garden-style apartment communities consisting of two and three-story buildings in landscaped settings. The Current Communities, as of January 31, 2008, include 123 garden-style (of which 14 are mixed communities and include townhomes), 21 high-rise and 19 mid-rise apartment communities. The Current Communities offer many attractive amenities including some or all of the following:
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
Our Current Communities are located in the following geographic markets:

	Number of		Number of apartment		Percentage of total
	communities at		homes at		apartment homes at
	1-31-07	1-31-08	1-31-07	1-31-08	1-31-07	1-31-08

Northeast	56	64	15,732	17,547	36.1%	38.2%
Boston, MA	18	22	4,490	5,788	10.3%	12.6%
Fairfield County, CT	14	14	3,812	3,812	8.8%	8.3%
Long Island, NY	6	7	1,621	1,732	3.7%	3.8%
Northern New Jersey	3	5	1,182	1,618	2.7%	3.5%
Central New Jersey	6	6	2,042	2,042	4.7%	4.4%
New York, NY	9	10	2,585	2,555	5.9%	5.6%

Mid-Atlantic	24	25	7,622	7,818	17.5%	17.0%
Baltimore, MD	9	9	1,987	1,987	4.6%	4.3%
Washington, DC	15	16	5,635	5,831	12.9%	12.7%

Midwest	7	7	1,952	1,952	4.5%	4.2%
Chicago, IL	7	7	1,952	1,952	4.5%	4.2%

Pacific Northwest	12	12	3,111	3,111	7.2%	6.8%
Seattle, WA	12	12	3,111	3,111	7.2%	6.8%

Northern California	33	34	9,366	9,546	21.5%	20.8%
Oakland-East Bay, CA	7	7	2,089	2,089	4.8%	4.5%
San Francisco, CA	11	11	2,489	2,489	5.7%	5.4%
San Jose, CA	15	16	4,788	4,968	11.0%	10.8%

Southern California	19	21	5,750	5,958	13.2%	13.0%
Los Angeles, CA	9	11	3,006	3,214	6.9%	7.0%
Orange County, CA	7	7	1,686	1,686	3.9%	3.7%
San Diego, CA	3	3	1,058	1,058	2.4%	2.3%

	151	163	43,533	45,932	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2007, we completed construction of 1,749 apartment homes in eight communities, acquired one wholly-owned community containing 80 apartment homes and sold 982 apartment homes in four communities. In addition, the Fund acquired 1,491 apartment homes in seven communities. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 15.3 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the average age of our Current Communities is 9.7 years.
Of the Current Communities, as of January 31, 2008, we own:
•	a full fee simple, or absolute, ownership interest in 120 operating communities, 5 of which are on land subject to land leases expiring in November 2028, December 2061, April 2095, September 2105, and March 2142;

•	a general partnership interest in 3 partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest and an indirect limited partnership interest in the Fund, which owns a fee simple interest in 20 operating communities;

•	a general partnership interest in two partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 12 communities;

•	a membership interest in 7 limited liability companies that each hold a fee simple interest in an operating community, three of which are on land subject to land leases expiring in February 2093, August 2100, and December 2103; and

•	a residual profits interest (with no ownership interest) in a limited liability company to which an operating community was transferred upon completion of construction in the second quarter of 2006.
We also hold, directly or through wholly owned subsidiaries, the full fee simple ownership interest in 21 of the Development Communities, all of which are currently consolidated for financial reporting purposes.
In our two partnerships structured as DownREITs, either AvalonBay or one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2008, there were 64,019 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion/	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/07	2007		2006		Apt (4)	Sq. Ft.		(5)
CURRENT COMMUNITIES

NORTHEAST
Boston, MA
Avalon at Lexington	Lexington, MA	198	230,280	16.1	1994	1,163	98.5%	96.5%		95.9%		1,784	1.48		16,271
Avalon Summit	Quincy, MA	245	216,509	8.0	1986/1996	884	96.7%	96.0%		95.5%		1,279	1.39		17,582
Avalon at Faxon Park	Quincy, MA	171	175,649	8.3	1998	1,027	95.9%	95.9%		96.3%		1,604	1.50		15,675
Avalon at Prudential Center	Boston, MA	780	725,409	1.0	1968/1998	930	97.2%	97.0%		97.5%		2,858	2.98		156,839
Avalon Ledges	Weymouth, MA	304	330,606	57.6	2002	1,088	96.7%	95.0%		95.3%		1,452	1.27		36,408
Avalon Orchards	Marlborough, MA	156	176,477	23.0	2002	1,131	98.1%	96.0%		96.4%		1,449	1.23		21,197
Avalon at Flanders Hill	Westborough, MA	280	299,425	62.0	2003	1,069	96.4%	96.0%		95.4%		1,438	1.29		37,447
Avalon at Newton Highlands (8)	Newton, MA	294	339,537	7.0	2003	1,155	96.6%	95.5%		95.2%		2,231	1.84		56,685
Avalon at The Pinehills I	Plymouth, MA	101	150,991	6.0	2004	1,495	91.1%	95.8%		93.4%		1,786	1.14		19,984
Avalon at Crane Brook	Danvers & Peabody, MA	387	410,076	20.0	2004	1,060	97.9%	95.7%		95.5%		1,347	1.22		54,807
Avalon at Center Place (11)	Providence, RI	225	222,834	1.2	1991/1997	990	91.6%	92.8%		93.8%		2,245	2.10		29,182
Avalon Shrewsbury	Shrewsbury, MA	251	274,780	25.5	2007	1,095	97.2%	84.3%		N/A		1,312	1.01	(3)	35,705
Avalon Woburn	Woburn, MA	446	486,091	56.0	2007	1,090	98.0%	61.4%		N/A		1,471	0.83		81,410
Avalon Oaks	Wilmington, MA	204	229,452	22.5	1999	1,125	96.1%	95.4%		95.1%		1,477	1.25		21,272
Avalon Essex	Peabody, MA	154	198,478	11.1	2000	1,289	97.4%	96.5%		97.3%		1,577	1.18		21,864
Avalon Oaks West	Wilmington, MA	120	133,376	27.0	2002	1,111	94.2%	95.0%		93.7%		1,374	1.18		16,844
Avalon at Bedford Center	Bedford, MA	139	159,704	38.0	2005	1,149	96.4%	95.6%		85.4	%(3)	1,756	1.46		24,805
Avalon Chestnut Hill	Chestnut Hill, MA	204	270,031	4.7	2007	1,324	97.1%	78.8%		7.9%		2,045	1.22	(3)	60,274
Essex Place	Peabody, MA	286	250,322	18.0	2004	875	90.9%	96.3	%(2)	97.8%		1,089	1.20	(2)	27,155

Fairfield-New Haven, CT
Avalon Gates	Trumbull, CT	340	379,282	37.0	1997	1,116	97.4%	94.9%		98.1%		1,627	1.38		37,170
Avalon Glen	Stamford, CT	238	221,843	4.1	1991	932	97.5%	97.2%		97.2%		2,015	2.10		32,243
Avalon Springs	Wilton, CT	102	158,259	12.0	1996	1,552	99.0%	96.5%		92.7%		2,983	1.85		17,213
Avalon Valley	Danbury, CT	268	295,303	17.1	1999	1,102	98.1%	96.8%		98.1%		1,664	1.46		26,397
Avalon Haven	North Haven, CT	128	139,972	10.6	2000	1,094	94.5%	96.8%		97.4%		1,594	1.41		14,014
Avalon Orange	Orange, CT	168	161,795	9.6	2005	963	94.6%	95.1%		97.9%		1,499	1.48		22,096
Avalon on Stamford Harbor	Stamford, CT	323	323,587	12.1	2003	1,002	94.7%	97.5%		97.6%		2,502	2.44		62,891
Avalon New Canaan	New Canaan, CT	104	131,468	9.1	2002	1,264	95.2%	94.3%		95.7%		2,935	2.19		24,379
Avalon at Greyrock Place	Stamford, CT	306	314,600	3.0	2002	1,028	95.8%	97.5%		97.9%		2,272	2.15		70,454
Avalon Darien	Darien, CT	189	242,533	32.0	2004	1,283	97.9%	96.2%		93.7%		2,564	1.92		41,519
Avalon Milford I	Milford, CT	246	216,746	22.0	2004	881	97.2%	96.1%		98.1%		1,443	1.57		31,460
Avalon Walk I & II	Hamden, CT	764	435,426	38.4	1992/1994	1,003	91.9%	88.3	%(2)	91.7%		1,308	2.03	(2)	69,537
Avalon Danbury	Danbury, CT	234	235,320	36.0	2005	1,006	95.3%	95.5%		94.5%		1,666	1.58		35,515

Long Island, NY
Avalon Commons	Smithtown, NY	312	377,240	20.6	1997	1,209	95.5%	95.4%		97.1%		2,087	1.65		33,786
Avalon Towers	Long Beach, NY	109	124,611	1.3	1990/1995	1,143	94.5%	96.8%		97.7%		3,491	2.96		21,326
Avalon Court	Melville, NY	494	596,942	35.4	1997/2000	1,208	92.5%	95.3%		96.3%		2,470	1.95		59,922
Avalon at Glen Cove South	Glen Cove, NY	256	261,462	4.0	2004	1,021	97.3%	94.5%		95.5%		2,343	2.17		67,965
Avalon Pines I	Coram, NY	298	362,132	32.0	2005	1,215	96.0%	95.7%		95.9%		1,912	1.51		46,877
Avalon at Glen Cove North (11)	Glen Cove, NY	111	100,851	1.3	2007	909	97.3%	50.2	%(3)	N/A		2,530	1.40	(3)	39,710
Avalon Pines II	Coram, NY	152	183,857	42.0	2006	1,210	99.3%	96.3%		71.0%		1,887	1.50		24,765

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion/	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/07	2007		2006		Apt (4)	Sq. Ft.		(5)
Northern New Jersey
Avalon Cove	Jersey City, NJ	504	575,334	11.0	1997	1,142	95.4%	97.5%		97.7%		2,905	2.48		93,181
Avalon at Edgewater	Edgewater, NJ	408	422,269	7.6	2002	1,035	94.6%	95.2%		95.8%		2,362	2.17		75,205
Avalon at Florham Park	Florham Park, NJ	270	330,410	41.9	2001	1,224	94.8%	96.1%		97.6%		2,616	2.06		41,878
Avalon Lyndhurst	Lyndhurst, NJ	328	329,526	5.8	2006	1,005	95.4%	57.0	%(3)	N/A		2,136	1.21	(3)	80,350

Central New Jersey
Avalon Run East (8)	Lawrenceville, NJ	206	265,733	27.1	1996	1,290	96.6%	96.2%		95.8%		1,588	1.18		16,358
Avalon at Freehold	Freehold, NJ	296	317,416	40.3	2002	1,072	97.6%	97.5%		96.3%		1,697	1.54		34,765
Avalon Run East II	Lawrenceville, NJ	312	341,292	70.5	2003	1,094	93.6%	96.2%		96.2%		1,775	1.56		52,144
Avalon Watch	West Windsor, NJ	512	493,866	64.4	1988	965	97.1%	95.6%		96.4%		1,384	1.37		30,197
Avalon Run (7)	Lawrenceville, NJ	426	443,168	9.0	1994	1,040	95.1%	96.2%		96.0%		1,423	1.32		60,056

New York, NY
Avalon Gardens	Nanuet, NY	504	608,842	62.5	1998	1,208	96.2%	96.9%		97.0%		2,108	1.69		55,425
Avalon Green	Elmsford, NY	105	113,538	16.9	1995	1,081	97.1%	97.3%		96.5%		2,308	2.08		13,709
Avalon Willow	Mamaroneck, NY	227	199,834	4.0	2000	880	97.8%	96.5%		98.9%		2,220	2.43		47,530
The Avalon	Bronxville, NY	110	119,410	1.5	1999	1,086	98.2%	97.4%		97.0%		3,506	3.14		31,485
Avalon on the Sound (11)	New Rochelle, NY	412	367,969	2.4	2001	893	94.4%	95.2%		96.2%		2,320	2.47		117,232
Avalon Riverview I (11)	Long Island City, NY	372	332,947	1.0	2002	895	98.1%	97.6%		96.7%		3,087	3.37		94,561
Avalon Bowery Place I	New York, NY	206	162,000	1.1	2006	786	93.7%	89.8%		32.2	%(3)	3,780	4.31		93,008
Avalon Bowery Place II	New York, NY	90	73,624	1.1	2007	818	90.0%	42.4	%(3)	N/A		3,669	1.90	(3)	52,356

MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills	Columbia, MD	192	193,784	15.0	1987/1996	1,009	92.7%	95.8%		96.7%		1,281	1.22		10,439
Avalon at Fairway Hills II (7)	Columbia, MD	192	192,560	29.0	1987/1996	1,003	93.8%	95.9%		97.2%		1,294	1.24		12,486
Avalon Landing	Annapolis, MD	158	116,923	13.8	1984/1995	740	98.1%	95.9%		97.8%		1,219	1.58		10,268
Avalon at Fairway Hills III (7)	Columbia, MD	336	337,683	15.0	1987/1996	1,005	90.5%	95.5%		95.1	%(2)	1,430	1.36		29,395
Avalon at Symphony Glen	Columbia, MD	176	179,880	10.0	1986	1,022	93.1%	93.2%		96.6%		1,343	1.22		9,355
Southgate Crossing	Columbia, MD	215	214,670	12.7	1986/2006	998	90.7%	93.5%		93.8%		1,222	1.14		36,359

Washington, DC
Avalon at Foxhall	Washington, DC	308	297,875	2.7	1982	967	95.8%	96.2%		96.6%		2,215	2.20		44,671
Avalon at Gallery Place I	Washington, DC	203	184,157	0.5	2003	907	96.6%	95.4%		95.7%		2,413	2.54		48,975
Avalon at Decoverly	Rockville, MD	368	368,732	24.0	1991/1995	1,002	96.7%	96.2%		97.0%		1,455	1.40		32,537
Avalon Fields I	Gaithersburg, MD	192	191,280	5.0	1996	996	96.4%	97.3%		97.2%		1,370	1.34		14,445
Avalon Fields II	Gaithersburg, MD	96	100,268	5.0	1998	1,044	96.9%	95.9%		96.8%		1,549	1.42		8,333
Avalon Knoll	Germantown, MD	300	290,544	26.7	1985	968	95.3%	96.0%		97.2%		1,188	1.18		9,518
Avalon at Rock Spring (9) (11)	North Bethesda, MD	386	387,884	10.2	2003	1,005	96.4%	95.0%		96.6%		1,771	1.67		82,166
Avalon at Grosvenor Station	North Bethesda, MD	497	471,221	10.0	2004	948	98.6%	95.8%		97.3%		1,769	1.79		82,181
Avalon at Traville (8)	North Potomac, MD	520	573,773	47.9	2004	1,103	98.8%	96.2%		97.7%		1,720	1.50		69,963
Avalon at Ballston — Washington Towers	Arlington, VA	344	294,954	4.1	1990	857	97.4%	96.2%		97.8%		1,728	1.94		38,587
Avalon at Cameron Court	Alexandria, VA	460	467,292	16.0	1998	1,016	94.3%	95.6%		97.3%		1,862	1.75		43,609
Avalon at Providence Park	Fairfax, VA	141	148,282	9.3	1988/1997	1,052	96.5%	97.0%		96.9%		1,500	1.38		11,854
Avalon Crescent	McLean, VA	558	613,426	19.1	1996	1,099	97.3%	95.6%		96.0%		1,894	1.65		57,711
Avalon at Arlington Square	Arlington, VA	842	577,293	20.1	2001	686	96.4%	96.6%		96.5%		1,865	2.63		112,827
Avalon at Decoverly II	Rockville, MD	196	182,560	10.8	2007	931	96.4%	85.3	%(3)	N/A		1,494	1.37	(3)	30,433
AutumnWoods	Fairfax, VA	420	354,945	24.3	1989/1996	845	89.1%	90.0	%(2)	94.6%		1,318	1.40	(2)	36,808

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic			Average
			Approx.		Year of	Average	Physical	occupancy			rental rate			Financial
		Number of	rentable area		completion/	size	occupancy at				$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/07	2007		2006	Apt (4)	Sq. Ft.		(5)

MIDWEST
Chicago, IL
Avalon at West Grove (8)	Westmont, IL	400	388,500	17.4	1967	971	96.0%	95.4%		95.0%	912	0.90		31,492
Avalon at Danada Farms (8)	Wheaton, IL	295	351,326	19.2	1997	1,191	95.4%	95.5%		95.3%	1,414	1.13		39,185
Avalon at Stratford Green (8)	Bloomingdale, IL	192	237,124	12.7	1997	1,235	96.9%	96.1%		95.9%	1,404	1.09		22,202
Avalon Arlington Heights	Arlington Heights, IL	409	346,416	2.8	1987/2000	847	97.1%	94.3	%(2)	92.9%	1,456	1.62	(2)	56,680

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	Redmond, WA	264	288,250	22.2	1998	1,092	96.2%	95.5%		96.3%	1,340	1.17		35,444
Avalon Bellevue	Bellevue, WA	202	167,070	1.7	2001	827	93.6%	96.6%		96.5%	1,513	1.77		30,894
Avalon RockMeadow (8)	Bothell, WA	206	243,958	11.2	2000	1,184	95.6%	96.6%		96.1%	1,264	1.03		24,807
Avalon WildReed (8)	Everett, WA	234	259,080	23.0	2000	1,107	97.0%	96.7%		96.7%	1,077	0.94		23,096
Avalon HighGrove (8)	Everett, WA	391	422,482	19.0	2000	1,081	96.4%	96.6%		96.5%	1,079	0.96		39,879
Avalon ParcSquare (8)	Redmond, WA	124	127,231	2.0	2000	1,026	92.7%	96.5%		96.4%	1,507	1.42		19,256
Avalon Wynhaven (8)	Issaquah, WA	333	424,803	11.6	2001	1,276	94.0%	96.4%		95.4%	1,376	1.04		52,844
Avalon Brandemoor (8)	Lynwood, WA	424	453,602	27.0	2001	1,070	96.0%	96.1%		96.8%	1,164	1.05		45,645
Avalon Belltown	Seattle, WA	100	82,418	0.7	2001	824	95.0%	97.2%		96.4%	1,724	2.03		18,443
Avalon Redmond Place	Redmond, WA	222	211,450	8.4	1991/1997	952	84.0%	90.1	%(2)	96.7%	1,238	1.17	(2)	28,400

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon Fremont I	Fremont, CA	308	311,121	14.3	1994	1,010	98.7%	97.4%		96.9%	1,698	1.64		56,711
Avalon Dublin	Dublin, CA	204	179,004	13.0	1989/1997	877	97.1%	97.3%		97.2%	1,507	1.67		28,206
Avalon Pleasanton	Pleasanton, CA	456	366,062	14.7	1988/1994	803	97.1%	95.8%		96.8%	1,386	1.65		63,032
Avalon at Union Square	Union City, CA	208	150,320	8.5	1973/1996	723	98.6%	97.6%		96.7%	1,211	1.64		22,622
Waterford	Hayward, CA	544	452,043	11.1	1985/1986	831	96.1%	96.5%		95.6%	1,218	1.42		61,630
Avalon at Willow Creek	Fremont, CA	235	191,935	13.5	1985/1994	817	98.3%	98.1%		97.7%	1,462	1.76		36,493

San Francisco, CA
Avalon at Cedar Ridge	Daly City, CA	195	141,411	7.0	1972/1997	725	97.9%	98.1%		96.8%	1,506	2.04		27,007
Avalon at Nob Hill	San Francisco, CA	185	108,712	1.4	1990/1995	588	97.8%	96.9%		96.4%	1,797	2.96		28,119
Avalon Foster City	Foster City, CA	288	222,364	11.0	1973/1994	772	97.9%	97.1%		97.1%	1,505	1.89		43,952
Avalon Towers by the Bay	San Francisco, CA	227	245,033	1.0	1999	1,079	98.2%	97.6%		96.8%	3,046	2.75		67,006
Avalon Pacifica	Pacifica, CA	220	186,800	21.9	1971/1995	849	97.7%	96.9%		96.7%	1,592	1.82		32,259
Avalon Sunset Towers	San Francisco, CA	243	171,854	16.0	1961/1996	707	98.4%	96.9%		96.7%	1,808	2.48		28,797
Avalon at Mission Bay North	San Francisco, CA	250	240,368	1.4	2003	961	96.0%	94.5%		95.2%	3,213	3.16		92,881
Crowne Ridge	San Rafael, CA	254	221,635	21.9	1973/1996	873	94.5%	97.8%		96.3%	1,430	1.60		33,100
Avalon at Diamond Heights	San Francisco, CA	154	123,047	3.0	1972/1994	799	96.6%	97.7%		97.4%	1,733	2.12		25,327

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic			Average
			Approx.		Year of	Average	Physical	occupancy			rental rate		Financial
		Number of	rentable area		completion/	size	occupancy at				$ per	$ per	reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/07	2007		2006	Apt (4)	Sq. Ft.	(5)
San Jose, CA
Avalon Campbell	Campbell, CA	348	326,796	10.8	1995	939	97.7%	97.7%		96.9%	1,636	1.70	60,359
Avalon at Blossom Hill	San Jose, CA	324	323,496	7.5	1995	998	97.5%	96.7%		96.7%	1,608	1.56	62,263
CountryBrook	San Jose, CA	360	322,992	14.0	1985/1996	897	97.2%	97.0%		97.8%	1,491	1.61	52,622
Avalon at River Oaks	San Jose, CA	226	210,050	4.0	1990/1996	929	98.7%	98.3%		97.6%	1,607	1.70	45,008
Avalon at Foxchase I	San Jose, CA	252	213,072	7.0	1988/1987	846	99.2%	97.1%		96.7%	1,367	1.57	39,230
Avalon at Foxchase II	San Jose, CA	144	120,723	5.0	1988/1987	838	97.2%	97.1%		97.2%	1,349	1.56	21,805
Avalon at Parkside	Sunnyvale, CA	192	204,060	8.0	1991/1996	1,063	99.0%	97.5%		98.0%	1,837	1.69	38,236
Avalon on the Alameda	San Jose, CA	305	299,762	8.9	1999	983	97.4%	97.7%		96.9%	1,992	1.98	56,815
Avalon Rosewalk	San Jose, CA	456	448,512	16.6	1997/1999	984	97.8%	97.2%		96.4%	1,634	1.61	79,549
Avalon at Pruneyard	Campbell, CA	252	197,000	8.5	1968/1997	782	98.8%	97.3%		97.4%	1,381	1.72	32,316
Avalon Silicon Valley	Sunnyvale, CA	710	653,929	13.6	1997	921	95.4%	96.2%		96.5%	1,917	2.00	123,254
Avalon at Creekside	Mountain View, CA	294	215,680	13.0	1962/1997	734	98.6%	98.0%		97.7%	1,405	1.88	43,400
Avalon at Cahill Park	San Jose, CA	218	218,248	3.8	2002	1,001	96.8%	97.7%		97.0%	1,991	1.94	52,599
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	1.9	2002	1,035	97.2%	97.0%		96.5%	2,685	2.52	65,752
Countrybrook II	San Jose, CA	80	64,554	3.6	2007	807	98.8%	95.9	%(3)	N/A	1,405	1.67 (3)	17,790
Avalon Mountain View	Mountain View, CA	248	211,552	10.5	1986	853	99.6%	96.6%		95.9%	1,756	1.99	51,630

SOUTHERN CALIFORNIA
Orange County, CA
Avalon Newport	Costa Mesa, CA	145	122,415	6.6	1956/1996	844	97.2%	97.7%		98.2%	1,671	1.93	10,353
Avalon Mission Viejo	Mission Viejo, CA	166	124,450	7.8	1984/1996	750	96.4%	96.1%		95.5%	1,321	1.69	14,038
Avalon Santa Margarita	Rancho Santa Margarita, CA	301	229,593	20.0	1990/1997	763	97.7%	95.0%		96.9%	1,372	1.71	24,382
Avalon at Pacific Bay	Huntington Beach, CA	304	268,000	9.7	1971/1997	882	97.7%	96.1%		96.0%	1,527	1.67	32,384
Avalon at South Coast	Costa Mesa, CA	258	207,672	8.0	1973/1996	805	96.1%	96.4%		98.3%	1,453	1.74	25,725

San Diego, CA
Avalon at Mission Bay	San Diego, CA	564	402,285	12.9	1969/1997	713	93.4%	94.8%		95.7%	1,421	1.89	66,492
Avalon at Mission Ridge	San Diego, CA	200	208,125	4.0	1960/1997	1,041	96.5%	96.2%		96.3%	1,584	1.46	22,579
Avalon at Cortez Hill	San Diego, CA	294	226,140	1.4	1973/1998	769	96.9%	94.9%		95.1%	1,461	1.80	34,568

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion/	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/07	2007		2006		Apt (4)	Sq. Ft.		(5)

Los Angeles, CA
Avalon at Warner Center	Woodland Hills, CA	227	191,224	7.0	1979/1998	842	98.7%	96.9%		96.8%		1,705	1.96		26,946
Avalon Glendale (11)	Burbank, CA	223	241,714	5.1	2003	1,084	95.5%	95.0%		95.4%		2,315	2.03		41,433
Avalon at Media Center	Burbank, CA	748	530,084	14.1	1961/1997	709	96.1%	95.9%		95.7%		1,463	1.98		76,545
Avalon Wilshire	Los Angeles, CA	123	125,093	1.6	2007	1,017	95.9%	55.8	%(3)	N/A		2,715	1.82	(3)	46,229
The Promenade	Burbank, CA	400	360,587	6.9	1988/2002	901	99.0%	97.8%		97.4%		1,896	2.06		71,003
Avalon Camarillo	Camarillo, CA	249	233,267	10.0	2006	937	97.2%	94.9%		54.4	%(3)	1,619	1.64		47,616
Avalon Woodland Hills	Woodland Hills, CA	663	594,396	18.2	1989/1997	897	89.6%	94.8%		95.5%		1,553	1.64		75,192

DEVELOPMENT COMMUNITIES

Avalon at Lexington Hills	Lexington, MA	387	487,483	23.0	N/A	1,260	N/A	N/A		N/A		N/A	N/A		73,630
Avalon Danvers	Danvers, MA	433	492,119	75.0	N/A	1,137	N/A	N/A		N/A		N/A	N/A		81,561
Avalon at Hingham Shipyard	Hingham, MA	235	267,165	12.9	N/A	1,137	N/A	N/A		N/A		N/A	N/A		17,197
Avalon Sharon	Sharon, MA	156	175,512	27.2	N/A	1,125	N/A	N/A		N/A		N/A	N/A		17,429
Avalon Acton	Acton, MA	380	299,228	50.3	N/A	787	N/A	N/A		N/A		N/A	N/A		54,622
Avalon Huntington	Shelton, CT	99	132,339	7.1	N/A	1,337	N/A	N/A		N/A		N/A	N/A		6,449
Avalon at Tinton Falls	Tinton Falls, NJ	216	239,208	35.0	N/A	1,107	N/A	N/A		N/A		N/A	N/A		20,334
Avalon Riverview North (11)	Long Island City, NY	602	477,232	1.8	N/A	793	N/A	N/A		N/A		N/A	N/A		167,105
Avalon on the Sound II (11)	New Rochelle, NY	588	562,499	1.7	N/A	957	N/A	N/A		N/A		N/A	N/A		174,083
Avalon Morningside Park (11)	New York, NY	296	243,157	0.8	N/A	821	N/A	N/A		N/A		N/A	N/A		48,883
Avalon White Plains	White Plains, NY	393	364,345	0.1	N/A	927	N/A	N/A		N/A		N/A	N/A		74,472
Avalon Fort Greene	Brooklyn, NY	628	498,632	1.0	N/A	794	N/A	N/A		N/A		N/A	N/A		92,294
Avalon Meydenbauer	Bellevue, WA	368	331,945	3.6	N/A	902	N/A	N/A		N/A		N/A	N/A		76,435
Avalon at Dublin Station I	Dublin, CA	305	299,233	4.7	N/A	981	N/A	N/A		N/A		N/A	N/A		80,969
Avalon Union City	Union City, CA	438	428,730	6.0	N/A	979	N/A	N/A		N/A		N/A	N/A		48,059
Avalon at Mission Bay III	San Francisco, CA	260	261,361	1.5	N/A	1,005	N/A	N/A		N/A		N/A	N/A		41,740
Avalon Anaheim	Anaheim, CA	251	302,646	3.5	N/A	1,206	N/A	N/A		N/A		N/A	N/A		48,706
Avalon Jamboree Village	Irvine, CA	279	243,157	4.5	N/A	872	N/A	N/A		N/A		N/A	N/A		19,236
Avalon Fashion Valley	San Diego, CA	161	184,080	10.0	N/A	1,143	N/A	N/A		N/A		N/A	N/A		34,496
Avalon Encino	Los Angeles, CA	131	131,252	2.0	N/A	1,002	N/A	N/A		N/A		N/A	N/A		38,565
Avalon Warner Place	Canoga Park, CA	210	186,402	3.3	N/A	888	N/A	N/A		N/A		N/A	N/A		40,627

UNCONSOLIDATED COMMUNITIES

Avalon at Mission Bay North II (9)(12)	San Francisco, CA	313	291,556	1.5	2006	931	98.4%	83.3%		27.8%		3,096	2.77		N/A
Avalon Del Rey (9)	Los Angeles, CA	309	283,151	5.0	2006	916	95.8%	96.5%		94.3%		1,979	2.08		N/A
Avalon Chrystie Place I (9)(11)	New York, NY	361	266,940	1.5	2005	739	97.5%	96.1%		98.4	%(3)	3,803	4.94		N/A
Avalon Juanita Village (10)	Kirkland, WA	211	207,916	2.9	2005	985	95.7%	95.2%		94.1	%(3)	1,586	1.53		N/A
Avalon at Redondo Beach (6)	Redondo Beach, CA	105	85,380	1.2	1971/2004	813	97.1%	94.0%		94.4%		2,017	2.33		N/A
Avalon Sunset (6)	Los Angeles, CA	82	71,037	0.8	1987/2005	866	100.0%	88.3	%(2)	96.1	%(3)	1,873	1.91	(2)	N/A
Civic Center (6)	Norwalk, CA	192	173,568	8.7	1987/2005	904	92.7%	85.5	%(2)	94.8	%(3)	1,620	1.53	(2)	N/A
Avalon Paseo Place (6)	Fremont, CA	134	106,249	7.0	1987/2005	793	100.0%	87.3	%(2)	96.9	%(3)	1,256	1.38	(2)	N/A
Avalon Yerba Buena (6)	San Francisco, CA	160	159,498	0.9	2000/2006	997	97.5%	97.1%		95.4%		2,641	2.57		N/A
The Springs (6)	Corona, CA	320	241,440	13.3	1987/2006	755	94.7%	94.2%		94.7%		1,105	1.38		N/A
Skyway Terrace (6)	San Jose,CA	348	283,618	18.4	1994/2007	815	95.1%	96.2	%(3)	N/A		1,306	1.54	(3)	N/A
South Hills Apartments (6)	West Covina, CA	85	104,600	5.3	1966/2007	1,231	94.1%	97.5	%(3)	N/A		1,603	1.27	(3)	N/A
Avalon Lakeside (6)	Wheaton, IL	204	162,821	12.4	2004	798	98.0%	95.1%		95.5%		945	1.13		N/A
Avalon at Poplar Creek (6)	Schaumburg, IL	196	178,490	12.8	1986/2005	911	82.7%	88.6	%(2)	95.9%		1,124	1.09	(2)	N/A

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic			Average
			Approx.		Year of	Average	Physical	occupancy			rental rate			Financial
		Number of	rentable area		completion/	size	occupancy at				$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/07	2007		2006	Apt (4)	Sq. Ft.		(5)
The Covington (6)	Schaumburg, IL	256	201,924	13.2	1988/2006	789	94.9%	93.1%		83.8%	1,015	1.20		N/A
Middlesex Crossing (6)	Billerica, MA	252	188,915	13.0	2007	750	94.0%	93.6	%(3)	N/A	1,224	1.53	(3)	N/A
Colonial Towers/South Shore
Manor (6)	Weymouth, MA	211	154,957	7.7	1971/2007	734	90.5%	87.9	%(3)	N/A	1,005	1.20	(3)	N/A
Avalon Columbia (6)	Columbia, MD	170	177,284	11.3	1989/2004	1,043	92.9%	96.0	%(2)	96.1%	1,453	1.34	(2)	N/A
Cedar Place (6)	Columbia, MD	156	150,219	11.4	1972/2006	963	95.2%	95.3%		96.6%	1,079	1.07		N/A
Avalon Centerpoint (6)	Baltimore,MD	392	312,356	6.9	2005/2007	797	91.0%	92.9	%(3)	N/A	912	1.06	(3)	N/A
Avalon at Aberdeen Station (6)	Aberdeen, NJ	290	289,710	16.8	2002/2006	999	96.2%	96.1%		95.0%	1,750	1.68		N/A
Avalon at Rutherford Station (6)	East Rutherford, NJ	108	112,537	1.5	2005/2007	1,042	93.5%	89.2	%(3)	N/A	2,172	1.86	(3)	N/A
Avalon Crystal Hill (6)	Pomona, NY	168	215,203	12.1	2001/2007	1,281	94.7%	94.9	%(3)	N/A	2,011	1.49	(3)	N/A
Avalon Redmond (6)	Redmond, WA	400	340,568	24.0	1983/2004	851	94.8%	85.6	%(2)	88.4%	1,180	1.19	(2)	N/A

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

(1)	We own a fee simple interest in the communities listed, excepted as noted below.

(2)	Represents community which was under redevelopment during the year, resulting in lower average economic occupancy and average rental rate per square foot for the year.

(3)	Represents a community that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(4)	Represents the average rental revenue per occupied apartment home.

(5)	Costs are presented in accordance with generally accepted accounting principles. For current Development Communities, cost represents total costs incurred through December 31, 2007. Financial reporting costs are excluded for unconsolidated communities, see Note 6, “Investments in Real Estate Entities.”

(6)	We own a 15.2% combined general partnership and indirect limited partner equity interest in this community.

(7)	We own a general partnership interest in a partnership that owns a fee simple interest in this community.

(8)	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.

(9)	We own a membership interest in a limited liability company that holds a fee simple interest in this community.

(10)	This community was transferred to a joint venture entity upon completion of development. We do not hold an equity interest in the entity, but retain a promoted residual interest in the profits of the entity. We receive a property management fee for this community.

(11)	Community is located on land subject to a land lease.

(12)	This community completed development and was financed under a joint venture structure with third-party financing, in which the community is owned by a limited liability company managed by one of our wholly-owned subsidiaries.

Development Communities
As of December 31, 2007, we had 21 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,816 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,162,500,000. You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Riverview North New York, NY	602	$175.6	Q3 2005	Q3 2007	Q2 2008	Q4 2008
2.	Avalon Danvers Danvers, MA	433	84.8	Q4 2005	Q1 2007	Q3 2008	Q1 2009
3.	Avalon on the Sound II New Rochelle, NY	588	181.8	Q1 2006	Q2 2007	Q2 2008	Q4 2008
4.	Avalon Meydenbauer Bellevue, WA	368	84.3	Q1 2006	Q1 2008	Q3 2008	Q1 2009
5.	Avalon at Dublin Station I Dublin, CA	305	85.8	Q2 2006	Q4 2007	Q2 2008	Q4 2008
6.	Avalon at Lexington Hills Lexington, MA	387	86.2	Q2 2006	Q2 2007	Q3 2008	Q1 2009
7.	Avalon Encino Los Angeles, CA	131	61.5	Q3 2006	Q3 2008	Q4 2008	Q1 2009
8.	Avalon Warner Place Canoga Park, CA	210	53.9	Q4 2006	Q2 2008	Q3 2008	Q1 2009
9.	Avalon Acton (4) Acton, MA	380	68.8	Q4 2006	Q4 2007	Q4 2008	Q2 2009
10.	Avalon Morningside Park (4) New York, NY	296	125.5	Q1 2007	Q2 2008	Q1 2009	Q3 2009
11.	Avalon White Plains White Plains, NY	393	154.5	Q2 2007	Q4 2008	Q4 2009	Q2 2010
12.	Avalon at Tinton Falls Tinton Falls, NJ	216	41.2	Q2 2007	Q2 2008	Q4 2008	Q2 2009
13.	Avalon Fashion Valley San Diego, CA	161	64.7	Q2 2007	Q4 2008	Q1 2009	Q2 2009
14.	Avalon Anaheim Anaheim, CA	251	102.7	Q2 2007	Q2 2009	Q3 2009	Q1 2010
15.	Avalon Union City Union City, CA	438	125.2	Q3 2007	Q2 2009	Q3 2009	Q1 2010
16.	Avalon at the Hingham Shipyard Hingham, MA	235	52.7	Q3 2007	Q3 2008	Q1 2009	Q2 2009
17.	Avalon Sharon Sharon, MA	156	30.7	Q3 2007	Q2 2008	Q4 2008	Q1 2009
18.	Avalon Huntington Shelton, CT	99	26.1	Q4 2007	Q4 2008	Q2 2009	Q3 2009
19.	Avalon at Mission Bay North III San Francisco, CA	260	157.8	Q4 2007	Q3 2009	Q4 2009	Q2 2010
20.	Avalon Jamboree Village Irvine, CA	279	78.3	Q4 2007	Q2 2009	Q4 2009	Q2 2010
21.	Avalon Fort Greene New York, NY	628	320.4	Q4 2007	Q2 2009	Q2 2010	Q4 2010

	Total	6,816	$2,162.5

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed in part by third party, tax-exempt debt.
Redevelopment Communities
As of December 31, 2007, we had five consolidated communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $65,000,000, excluding costs prior to redevelopment. In addition, the Fund has three communities under redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing our redevelopment activity related to Fund-owned communities, as well as communities in our current operating portfolio. You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

		Total cost
	Number of	($ millions)			Estimated	Estimated
	apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
	homes	cost	cost (1)	start	completion	operations (2)
Consolidated Communities
1. Avalon at AutumnWoods Fairfax, VA	420	$31.2	$38.3	Q3 2006	Q2 2008	Q4 2008
2. Essex Place Peabody, MA	286	23.7	34.5	Q3 2007	Q2 2009	Q4 2009
3. Avalon Redmond Place Redmond, WA	222	26.3	31.3	Q3 2007	Q4 2008	Q2 2009
4. Avalon Woodland Hills Woodland Hills, CA	663	72.1	109.3	Q4 2007	Q1 2010	Q3 2010
5. Avalon at Diamond Heights San Francisco, CA	154	25.3	30.2	Q4 2007	Q4 2010	Q2 2011

Subtotal	1,745	$178.6	$243.6

Fund Communities
1. Avalon at Poplar Creek Schaumburg, IL	196	$25.2	$28.6	Q4 2006	Q1 2008	Q3 2008
2. Avalon Paseo Place Fremont, CA	134	19.8	25.5	Q2 2007	Q2 2008	Q4 2008
3. Avalon Cedar Place Columbia, MD	156	21.0	25.0	Q3 2007	Q1 2009	Q3 2009

Subtotal	486	$66.0	$79.1

Total	2,231	$244.6	$322.7

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights
As of December 31, 2007, we are evaluating the future development of 48 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold either a purchase or lease option. We generally hold Development Rights through options to acquire land, although for 21 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 13,656 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At December 31, 2007, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $60,996,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $288,423,000 are reflected as land held for development as of December 31, 2007 on the Consolidated Balance Sheet of the Consolidated Financial Statements set forth in Item 8 of this report.
The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are written-off with a charge to expense. During 2007, we incurred a charge of approximately $7,000,000 for pursuits for which we determined it was not probable that we would proceed with development.
You should carefully review Section 1a., “Risk Factors,” for a discussion of the risks associated with Development Rights.

The table below presents a summary of these Development Rights:

				Total
			Estimated	capitalized
			number	cost
	Location		of homes	($ millions) (1)
1.	Coram, NY		200	$46
2.	Randolph, MA		276	49
3.	Northborough, MA		350	61
4.	Pleasant Hill, CA		422	153
5.	Kirkland, WA Phase II		189	60
6.	Los Angeles, CA		174	78
7.	Canoga Park, CA		299	85
8.	Bellevue, WA		408	126
9.	Norwalk, CT		311	84
10.	North Bergen, NJ	(2)	164	48
11.	Rockville Centre, NY		349	129
12.	Chicago, IL Phase I		492	173
13.	New York, NY		678	307
14.	Wilton, CT		100	24
15.	Camarillo, CA		376	55
16.	Irvine, CA Phase III		170	73
17.	San Francisco, CA		157	50
18.	Brooklyn, NY		825	443
19.	Seattle, WA		201	65
20.	Cohasset, MA		200	38
21.	Dublin, CA Phase II		405	105
22.	Greenburgh, NY Phase II		444	112
23.	Plymouth, MA Phase II		69	17
24.	Irvine, CA Phase II		179	57
25.	Seattle, WA II		234	76
26.	Wheaton, MD		320	107
27.	West Long Branch, NJ	(2)	180	34
28.	Andover, MA		115	21
29.	Milford, CT		284	45
30.	Highland Park, NJ		178	42
31.	Stratford, CT		146	23
32.	Oyster Bay, NY		150	42
33.	Shelton, CT		250	66
34.	Yonkers, NY		400	88
35.	Concord, MA		150	38
36.	Bloomingdale, NJ		173	38
37.	North Andover, MA		526	98
38.	Tysons Corner, VA		439	121
39.	Roselle Park, NJ	(2)	300	70
40.	Gaithersburg, MD		254	41
41.	Chicago, IL Phase II		492	141
42.	Alexandria, VA		283	73
43.	Garden City, NY		160	58
44.	Hackensack, NJ		230	56
45.	Plainview, NY		160	38
46.	Wanaque, NJ		210	45
47.	Yaphank, NY		343	57
48.	Rockville, MD		241	62

	Total		13,656	$3,918

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	This development right is subject to a joint venture arrangement.

Recent Developments
We seek to increase the value of our interests and increase our presence in selected high barrier-to-entry markets where we believe we can:
•	apply sufficient market and management presence to enhance revenue growth;
•	reduce operating expenses; and
•	leverage management talent.
To achieve this increased value creation and presence, we (i) sell assets that do not meet our long-term investment strategy or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and (ii) redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a non-taxable, like-kind exchange transaction. From January 1, 2007 to January 31, 2008, we disposed of our interest in five communities including one partnership interest to our joint venture partner in a community previously held by a joint venture entity, containing an aggregate of 1,384 apartment homes. The aggregate gross sales price from the dispositions of these assets was $268,096,000.

Land Acquisitions. We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2007, we acquired 17 land parcels for an aggregate purchase price of $311,691,000. The land parcels purchased, which are currently being developed or are held for future development, are as follows:

			Estimated	Total
			number	capitalized
		Gross	of apartment	cost (1)	Date	Construction
		acres	homes	($ millions)	acquired	start (2)
1.	Avalon Fort Greene New York, NY	1.0	628	320	January 2007	2007
2.	Avalon Fashion Valley San Diego, CA	10.0	161	65	March 2007	2007
3.	Avalon Warner Park Canoga Park, CA	4.2	299	85	March 2007	2008
4.	Avalon Tinton Falls Tinton Falls, NJ	35.0	216	41	April 2007	2007
5.	Avalon at Mission Bay North III San Francisco, CA	1.5	260	158	May 2007	2007
6.	Avalon Anaheim Anaheim, CA	3.5	251	103	June 2007	2007
7.	Avalon Matsu Los Angeles, CA	1.7	174	78	June 2007	2008
8.	Avalon Sharon Sharon, MA	27.2	156	31	July 2007	2007
9.	Avalon South Clark I Chicago, IL	2.0	492	173	August 2007	2008
10.	Avalon South Clark II Chicago, IL	1.5	492	141	August 2007	2010
11.	Avalon Jamboree Village II Irvine, CA	2.8	179	57	September 2007	2009
12.	Avalon Blue Hills Randolph, MA	23.1	276	49	September 2007	2008
13.	Avalon Northborough Northborough, MA	33.7	350	61	October 2007	2008
14.	Avalon at Mission Bay North II (3) San Francisco, CA	1.5	313	N/A	November 2007	Ground Lease Buyout
15.	Avalon Huntington Shelton, CT	7.1	99	26	November 2007	2007
16.	Avalon Rockville Centre Rockville Centre, NY	7.1	349	129	November 2007	2008
17.	Avalon at Garden City (4) Garden City, NY	8.7	N/A	N/A	December 2007	N/A

	Total	171.6	4,695	$1,517

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	Future construction start dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	This asset, which is owned by MVP I, LLC, a joint venture entity in which the Company has a 25% ownership interest, was completed in December 2006. The joint venture exercised its option to purchase the land under the Ground Lease Agreement in November 2007.

(4)	A portion of this land will be redeveloped and operated by the Company. The multifamily portion of the land for the Company’s development has not yet been purchased.
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
On May 1, 2007, we renewed our property insurance policy for a 12 month term. On December 1, 2007, we elected to cancel and rewrite this policy for a 17 month term in order to take advantage of declining insurance premium rates. As a result, our property insurance premium decreased by approximately 15% with no material changes in coverage. The policy now expires on May 1, 2009.
Our annual general liability policy and workman’s compensation coverage renewed on August 1, 2007. This policy is in effect until July 31, 2008.
Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. In December 2007, Congress passed the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) which is designed to make terrorism insurance available through a federal back-stop program until 2014. In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $200,000,000. Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIPRA, such as domestic-based terrorism. This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions. Our general liability policy provides TRIPRA coverage (subject to deductibles and insured limits) for liability to third parties that results from terrorist acts at our communities.
An additional consideration for insurance coverage and potential uninsured losses is mold growth. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. For further discussion of the risks and the Company’s related prevention and remediation activities, please refer to the discussion on environmental contamination. We cannot provide assurance that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.

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
No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock for the years 2007 and 2006, as reported by the NYSE. On January 31, 2008 there were 813 holders of record of an aggregate of 76,845,045 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2007			2006
	Sales Price		Dividends	Sales Price		Dividends
	High	Low	declared	High	Low	declared
Quarter ended March 31	$149.94	$125.30	$0.85	$110.45	$88.95	$0.78

Quarter ended June 30	$134.62	$115.38	$0.85	$112.00	$100.50	$0.78

Quarter ended September 30	$128.46	$105.91	$0.85	$125.21	$110.27	$0.78

Quarter ended December 31	$125.48	$88.97	$0.85	$134.60	$119.31	$0.78
We expect to continue our policy of paying regular quarterly cash dividends. However, dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors as the Board of Directors may consider relevant. The Board of Directors may modify our dividend policy from time to time. In February 2008, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2008 of $0.8925 per share, a 5.0% increase over the previous quarterly dividend of $0.85 per share. The increased dividend will be payable on April 15, 2008 to all common stockholders of record as of April 1, 2008.

Issuer Purchases of Equity Securities

			(c)	(d)
		(b)	Total Number of	Maximum Dollar Amount
	(a)	Average Price	Shares Purchased	that May Yet be Purchased
	Total Number of	Paid per	as Part of Publicly	Under the Plans or
	Shares Purchased	Share	Announced Plans	Programs
Period	(1)	(1)	or Programs (2)	(in thousands) (2)
Month Ended October 31, 2007	—	$—	—	$385,197
Month Ended November 30, 2007	1,120,900	$100.42	1,120,900	$272,639
Month Ended December 31, 2007	328,574	$92.88	328,316	$242,145
Month Ended January 31, 2008	483,036	$87.32	482,100	$200,000

(1)	Includes shares surrendered to the Company in connection with employee stock option exercises or vesting of restricted stock as payment of exercise price or as payment of taxes.

(2)	On August 8, 2007, we announced that our the Board of Directors voted to increase the aggregate limit of our common stock repurchase program to $300,000,000. On February 6, 2008, we disclosed that our Board of Directors voted to further increase the authorized limit to $500,000,000. All amounts presented in the table above include this further increase. In determining whether to repurchase shares, we consider a variety of factors, including our liquidity needs, the then current market price of our shares and the effect of the share repurchases on our per share earnings and FFO. There is no scheduled expiration date to this program.
Information regarding securities authorized for issuance under equity compensation plans is included in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA
The following table provides historical consolidated financial, operating and other data for AvalonBay Communities, Inc. You should read the table with our Consolidated Financial Statements and the Notes included in this report (dollars in thousands, except per share information).

	For the year ended
	12-31-07	12-31-06	12-31-05	12-31-04	12-31-03

Revenue:
Rental and other income	$806,599	$715,170	$650,907	$598,656	$545,794
Management, development and other fees	6,142	6,259	4,304	604	896

Total revenue	812,741	721,429	655,211	599,260	546,690

Expenses:
Operating expenses, excluding property taxes	242,702	217,134	197,990	187,804	169,039
Property taxes	74,912	66,786	63,975	57,907	52,215
Interest expense, net	97,545	109,184	125,171	129,106	128,183
Depreciation expense	179,549	160,442	156,455	149,721	137,311
General and administrative expense	28,494	24,767	25,761	18,074	14,830

Total expenses	623,202	578,313	569,352	542,612	501,578

Equity in income of unconsolidated entities	59,169	7,455	7,198	1,100	25,535
Venture partner interest in profit-sharing	—	—	—	(1,178)	(1,688)
Minority interest in consolidated partnerships	(1,585)	(573)	(1,481)	(150)	(950)
Gain on sale of communities	545	13,519	4,479	1,138	1,234

Income from continuing operations before cumulative effect of change in accounting principle	247,668	163,517	96,055	57,558	69,243

Discontinued operations:
Income from discontinued operations	4,005	5,618	19,126	24,387	33,504
Gain on sale of communities	106,487	97,411	195,287	121,287	159,756

Total discontinued operations	110,492	103,029	214,413	145,674	193,260

Income before cumulative effect of change in accounting principle	358,160	266,546	310,468	203,232	262,503
Cumulative effect of change in accounting principle	—	—	—	4,547	—

Net income	358,160	266,546	310,468	207,779	262,503
Dividends attributable to preferred stock	(8,700)	(8,700)	(8,700)	(8,700)	(10,744)

Net income available to common stockholders	$349,460	$257,846	$301,768	$199,079	$251,759

Per Common Share and Share Information:

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$3.04	$2.09	$1.20	$0.75	$0.85
Discontinued operations	1.40	1.39	2.94	2.03	2.82

Net income available to common stockholders	$4.44	$3.48	$4.14	$2.78	$3.67

Weighted average common shares outstanding — basic	78,680,043	74,125,795	72,952,492	71,564,202	68,559,657
Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$3.00	$2.06	$1.18	$0.75	$0.84
Discontinued operations	1.38	1.36	2.87	2.00	2.76

Net income available to common stockholders	$4.38	$3.42	$4.05	$2.75	$3.60

Weighted average common shares outstanding — diluted	79,856,927	75,586,898	74,759,318	73,354,956	70,203,467

Cash dividends declared	$3.40	$3.12	$2.84	$2.80	$2.80

	For the year ended
	12-31-07	12-31-06	12-31-05	12-31-04	12-31-03

Other Information:
Net income	$358,160	$266,546	$310,468	$207,779	$262,503
Depreciation — continuing operations	179,549	160,442	156,455	149,721	137,311
Depreciation — discontinued operations	2,176	3,687	6,842	14,179	17,414
Interest expense, net — continuing operations	97,545	109,184	125,171	129,106	128,183
Interest expense, net — discontinued operations	687	1,862	1,927	2,522	4,394

EBITDA (1)	$638,117	$541,721	$600,863	$503,307	$549,805

Funds from Operations (2)	$368,057	$320,199	$271,096	$235,514	$222,473
Number of Current Communities (3)	163	150	143	138	131
Number of apartment homes	45,932	43,141	41,412	40,142	38,504

Balance Sheet Information:
Real estate, before accumulated depreciation	$7,556,740	$6,615,593	$5,940,146	$5,734,122	$5,468,735
Total assets	$6,736,484	$5,848,507	$5,198,598	$5,116,019	$4,945,585
Notes payable and unsecured credit facilities	$3,208,202	$2,866,433	$2,334,017	$2,451,354	$2,337,817

Cash Flow Information:
Net cash flows provided by operating activities	$455,825	$351,660	$306,248	$275,617	$239,677
Net cash flows provided by (used in) investing activities	$(809,247)	$(511,371)	$(19,761)	$(251,683)	$33,935
Net cash flows provided by (used in) financing activities	$366,360	$162,280	$(282,293)	$(29,471)	$(279,465)

Notes to Selected Financial Data

(1)	EBITDA is defined as net income before interest income and expense, income taxes, depreciation and amortization from both continuing and discontinued operations. Under this definition, EBITDA includes gains on sale of assets and gain on sale of partnership interests. Management generally considers EBITDA to be an appropriate supplemental measure to net income of our operating performance because it helps investors to understand our ability to incur and service debt and to make capital expenditures. EBITDA should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles, or “GAAP”), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of EBITDA may not be comparable to EBITDA as calculated by other companies.

(2)	We generally consider Funds from Operations, or “FFO,” as defined below, to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of previously depreciated property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report.

(3)	Current Communities consist of all communities other than those which are still under construction and have not received a certificate of occupancy.
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
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the year ended
	12-31-07	12-31-06	12-31-05	12-31-04	12-31-03
Net income	$358,160	$266,546	$310,468	$207,779	$262,503
Dividends attributable to preferred stock	(8,700)	(8,700)	(8,700)	(8,700)	(10,744)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	184,731	165,982	163,252	159,221	129,207
Minority interest expense, including discontinued operations	280	391	1,363	3,048	1,263
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(59,927)	(6,609)	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(4,547)	—
Gain on sale of previously depreciated real estate assets	(106,487)	(97,411)	(195,287)	(121,287)	(159,756)

Funds from Operations attributable to common stockholders	$368,057	$320,199	$271,096	$235,514	$222,473

Weighted average common shares outstanding - diluted	79,856,927	75,586,898	74,759,318	73,354,956	70,203,467
FFO per common share — diluted	$4.61	$4.24	$3.63	$3.21	$3.17

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” on page 55 of this report. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors described in Item 1a, “Risk Factors,” of this report.
Executive Overview
Business Description
We are primarily engaged in developing, acquiring, owning and operating apartment communities in high barrier-to-entry markets of the United States. We believe that apartment communities are an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base should help reduce demand volatility over a real estate cycle. However, throughout the real estate cycle, apartment market fundamentals, and therefore operating cash flows, are affected by overall economic conditions. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in high barrier-to-entry markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive. Barriers-to-entry in our markets generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply.
We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. Our strategy is to more deeply penetrate these markets with a broad range of products and services and an intense focus on our customer. Our communities are predominately upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.
Financial Highlights and Outlook
Net income available to common stockholders for the quarter ended December 31, 2007 was $129,644,000, as compared to $44,138,000 for the quarter ended December 31, 2006, an increase of 193.7%. For the year ended December 31, 2007, net income available to common stockholders was $349,460,000 compared to $257,846,000 for 2006, an increase of 35.5%. These increases are primarily attributable to an increase in gains from the sale of communities and joint venture real estate investments in 2007 as compared to 2006 and growth in income from existing and newly developed communities in 2007.
Apartment fundamentals remained positive in 2007 as evidenced by full year-over-year rental revenue growth of 5.5% achieved within our Established Community portfolio (as defined later in this report), comprised of an increase in rental rates of 5.8% and a decrease in occupancy of 0.3%. This revenue growth combined with constrained expense growth contributed to our Established Community portfolio achieving year-over-year growth in net operating income (“NOI”) of 7.2% in 2007. For the fourth quarter of 2007, our Established Communities experienced an increase in rental revenue of 4.4% and a corresponding increase in NOI of 4.9% over the prior year period, evidencing the moderating, but continued growth in operations.
Projected growth in earnings per share — diluted (“EPS”) in our current financial outlook is expected to be between 48.4% and 94.1% driven primarily by gains on the sale of communities that may occur under our expanded disposition program. In addition, we expect that our Established Communities will continue to show revenue and net operating income growth in 2008, but at a lesser rate relative to growth levels in 2007. Despite third party forecasts of a weaker economic environment, we anticipate positive renter demand resulting from a continued reduction in homeownership rates and a general increase in the propensity to rent. Declining home ownership rates are the result of a number of factors, including concerns regarding home prices and economic growth, demographic growth in those age groups that have historically demonstrated a higher propensity to rent as well as tighter underwriting standards for mortgages. Management expects the level of new rental completions in the Company’s markets will decline modestly during 2008 from 2007 levels and competition from unsold housing inventory made available for rent will remain modest relative to more oversupplied residential markets in the U.S. Overall we expect apartment market fundamentals will be balanced in our markets, supporting moderate growth in earnings. Our current financial outlook provides for 2008 rental growth of 2.5% to 4.0% in our established community portfolio and projected NOI growth of 3.0% to 4.5%

We expect that our development activity will continue to create long-term value. We currently have approximately $2,162,500,000 under construction (measured by total projected capitalized cost of the communities at completion, including the portions in which joint venture partners hold an equity or economic interest). For 2008, we expect new development starts in the range of $900,000,000 to $1,100,000,000 measured at projected cost of completion, including projects that may be developed through joint ventures. This is a decrease in new activity from 2007 reflecting the current economic and capital market conditions. We continue to be selective in pursuing new development opportunities. Land prices generally have not re-set in most of our markets, but we are seeing construction cost increases stabilizing. Construction costs for certain materials have begun to decline while prices for other materials remain high given strong global demand. There is also greater availability of experienced subcontractors and trade professionals as a result of slowing construction in both the condominium and single-family housing markets. We continue to selectively secure new Development Rights, including the acquisition of land for future development. We currently have Development Rights for construction of new apartment communities that would, if developed as expected, total approximately $3,918,000,000 based on total projected capitalized costs at December 31, 2007. We also expect to increase our redevelopment activities in 2008, for both wholly owned and Fund (as defined below) related assets. While current market conditions with respect to liquidity may impact the types of funding sources used, we believe that our current level of indebtedness, our current ability to service interest and other fixed charges and our current limited use of financial encumbrances (such as secured financing) on our assets provide us with the financial position and financial flexibility to access the capital necessary to fund our development and redevelopment activities. We expect to meet these needs from both secured and unsecured debt, as well as asset sales and retained cash.
AvalonBay Value Added Fund, L.P. (the “Fund”) is a discretionary investment fund in which we hold a 15% interest. The Fund has been our principal vehicle for acquiring apartment communities, subject to certain exceptions, since its formation in March 2005. The Fund acquired seven communities for an aggregate purchase price of $305,450,000 during 2007. As of January 31, 2008, the total amount invested by the Fund is $779,318,000. Management of the Fund expects to invest approximately $39,000,000 of additional funds to redevelop the assets acquired, at which time, the Fund will become fully invested. We are exploring various potential sources and vehicles for funding future acquisitions after the Fund is fully invested.
We continue to see real estate capital flows from income investors. In 2007, we completed the disposition of four communities and one partnership interest for an aggregate gross sales price of $268,096,000. Given the current levels of demand from investors for high quality multifamily real estate assets, we anticipate increasing our level of disposition activity to a range of $700,000,000 to $1,000,000,000 in 2008. Actual disposition activity will depend on various factors including market and economic conditions.
Communities Overview
Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development (“Development Communities”) and Development Rights (i.e., land or options to purchase land held for development), as further described in Item 2 of this report. Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities. Established Communities are generally operating communities that are consolidated for financial reporting purposes and were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, which allows the performance of these communities and the markets in which they are located to be compared and monitored between years. Other Stabilized Communities are generally all other consolidated operating communities that have stabilized occupancy and operating expenses during the current year, but had not achieved stabilization as of the beginning of the prior year. Lease-Up Communities consist of communities where construction is complete but stabilization has not been achieved. Redevelopment Communities consist of communities where substantial redevelopment is in progress or is planned to begin during the current year. A more detailed description of our reportable segments and other related operating information can be found in Note 9, “Segment Reporting,” of our Consolidated Financial Statements.

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
As of December 31, 2007, we owned or held a direct or indirect ownership interest in 184 apartment communities containing 52,748 apartment homes in ten states and the District of Columbia, of which 21 communities were under construction and eight communities were under reconstruction. Of these communities, 23 were owned by entities that were not consolidated for financial reporting purposes, including 20 owned by the Fund. In addition, we owned a direct or indirect ownership interest in Development Rights to develop an additional 48 communities that, if developed in the manner expected, will contain an estimated 13,656 apartment homes.
Results of Operations
Our year-over-year operating performance is primarily affected by individual geographic market conditions and apartment fundamentals as measured by changes in net operating income of our Established Communities; net operating income derived from acquisitions and development completions; the loss of net operating income related to disposed communities; and capital market, disposition and financing activity. A comparison of our operating results for the years 2007, 2006 and 2005 follows (dollars in thousands):

	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change
Revenue:
Rental and other income	$806,599	$715,170	$91,429	12.8%	$715,170	$650,907	$64,263	9.9%
Management, development and other fees	6,142	6,259	(117)	(1.9%)	6,259	4,304	1,955	45.4%

Total revenue	812,741	721,429	91,312	12.7%	721,429	655,211	66,218	10.1%

Expenses:
Direct property operating expenses, excluding property taxes	192,338	175,927	16,411	9.3%	175,927	161,913	14,014	8.7%
Property taxes	74,912	66,786	8,126	12.2%	66,786	63,975	2,811	4.4%

Total community operating expenses	267,250	242,713	24,537	10.1%	242,713	225,888	16,825	7.4%

Corporate-level property management and other indirect operating expenses	38,627	34,177	4,450	13.0%	34,177	31,243	2,934	9.4%
Investments and investment management	11,737	7,030	4,707	67.0%	7,030	4,834	2,196	45.4%
Interest expense, net	97,545	109,184	(11,639)	(10.7%)	109,184	125,171	(15,987)	(12.8%)
Depreciation expense	179,549	160,442	19,107	11.9%	160,442	156,455	3,987	2.5%
General and administrative expense	28,494	24,767	3,727	15.0%	24,767	25,761	(994)	(3.9%)

Total other expenses	355,952	335,600	20,352	6.1%	335,600	343,464	(7,864)	(2.3%)

Equity in income of unconsolidated entities	59,169	7,455	51,714	693.7%	7,455	7,198	257	3.6%
Minority interest in consolidated partnerships	(1,585)	(573)	(1,012)	176.6%	(573)	(1,481)	908	(61.3%)
Gain on sale of land	545	13,519	(12,974)	(96.0%)	13,519	4,479	9,040	201.8%

Income from continuing operations	247,668	163,517	84,151	51.5%	163,517	96,055	67,462	70.2%

Discontinued operations:

Income from discontinued operations	4,005	5,618	(1,613)	(28.7%)	5,618	19,126	(13,508)	(70.6%)
Gain on sale of communities	106,487	97,411	9,076	9.3%	97,411	195,287	(97,876)	(50.1%)

Total discontinued operations	110,492	103,029	7,463	7.2%	103,029	214,413	(111,384)	(51.9%)

Net income	358,160	266,546	91,614	34.4%	266,546	310,468	(43,922)	(14.1%)
Dividends attributable to preferred stock	(8,700)	(8,700)	—	—	(8,700)	(8,700)	—	—

Net income available to common stockholders	$349,460	$257,846	$91,614	35.5%	$257,846	$301,768	$(43,922)	(14.6%)

Net income available to common stockholders increased $91,614,000 or 35.5%, to $349,460,000 in 2007 due primarily to sales of consolidated operating communities and investments in unconsolidated entities and related gains occurring in 2007 combined with growth in net operating income from Established Communities and contributions to net operating income from newly developed communities in 2007. Net income available to common stockholders decreased $43,922,000, or 14.6%, to $257,846,000 in 2006, primarily attributable to reduced asset sales and the related gains, partially offset by growth in net operating income from Established Communities and contributions to net operating income from newly developed communities.
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
NOI does not represent cash generated from operating activities in accordance with U.S. generally accepted accounting principles (“GAAP”). Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. A calculation of NOI for the years ended December 31, 2007, 2006 and 2005, along with reconciliation to net income for each year, is as follows (dollars in thousands):

	For the year ended
	12-31-07	12-31-06	12-31-05

Net income	$358,160	$266,546	$310,468
Indirect operating expenses, net of corporate income	31,285	28,811	26,675
Investments and investment management	11,737	7,030	4,834
Interest expense, net	97,545	109,184	125,171
General and administrative expense	28,494	24,767	25,761
Equity in income of unconsolidated entities	(59,169)	(7,455)	(7,198)
Minority interest in consolidated partnerships	1,585	573	1,481
Depreciation expense	179,549	160,442	156,455
Gain on sale of real estate assets	(107,032)	(110,930)	(199,766)
Income from discontinued operations	(4,005)	(5,618)	(19,126)

Net operating income	$538,149	$473,350	$424,755

The NOI increases in both 2007 and 2006, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	2007	2006
	Increase	Increase
Established Communities	$29,866	$32,083

Other Stabilized Communities	10,185	5,379

Development and Redevelopment Communities	24,748	11,133

Total	$64,799	$48,595

The NOI increases in Established Communities in 2007 were largely due to continued favorable apartment market fundamentals. During 2007, we continued to focus on rental rate growth, while maintaining occupancy of at least 95% in all regions. We anticipate that increases in rental rates and overall rental revenue growth will moderate in 2008 as compared to 2007, as we expect a slower rate of job growth (demand) and a decline in new rental completions in our markets (supply). We expect revenue growth from our Established Communities of 2.5% to 4.0% in 2008 as compared to 2007. In addition, we continue to monitor and manage operating expenses to constrain expense growth. We expect operating expenses at our Established Communities to increase by 2.0% to 3.0% in 2008 as compared to 2007 from increasing property tax, labor and utility expenses. Overall, we anticipate growth in NOI from our Established Communities of 3.0% to 4.5% in 2008 as compared to 2007.
The Company has given projected NOI growth in 2008 only for Established Communities and not on a company-wide basis. The Company believes that NOI growth of the Established Communities assists investors in understanding management’s estimate of the likely contribution to operations from Established Communities. However, the Company has not provided a projection of NOI growth on a company-wide basis due to the difficulty in projecting the timing of new development starts, dispositions and acquisitions, as well as the complexities involved in projecting the allocation of corporate-level property management overhead, general and administrative costs and interest expense to communities not yet developed, disposed or acquired. NOI growth expected from Established Communities is not a projection of the Company’s projected consolidated financial performance or projected cash flow.
Rental and other income increased in 2007 as compared to the prior year due to increased rental rates for our Established Communities, coupled with additional rental income generated from newly developed communities.
Overall Portfolio — The weighted average number of occupied apartment homes increased to 38,436 apartment homes for 2007 as compared to 37,716 apartment homes for 2006 and 36,520 apartment homes for 2005. This change is primarily the result of increased homes available from newly developed and acquired communities, partially offset by communities sold in 2007 and 2006. The weighted average monthly revenue per occupied apartment home increased to $1,767 in 2007 as compared to $1,610 in 2006 and $1,516 in 2005.

Established Communities - Rental revenue increased $34,257,000, or 5.5%, for 2007 and increased $35,871,000, or 6.8% in 2006. These increases are due to increased average rental rates, partially offset by decreased economic occupancy. For 2007, the weighted average monthly revenue per occupied apartment home increased 5.8% to $1,795 compared to $1,697 in 2006, primarily due to increased market rents and the decrease in the amortization of concessions. The higher amortization recognized in 2006 was due to the higher levels of concessions granted in periods prior to 2006. The average economic occupancy decreased 0.3% to 96.3% in 2007. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
We experienced increases in Established Communities’ rental revenue in all six of our regions in 2007 as compared to 2006. The largest increases in rental revenue were in the Pacific Northwest, Northern California and the Mid-Atlantic, with increases of 11.1%, 8.6% and 5.9%, respectively, between years. The Northeast and Northern California regions comprise the majority of our Established Community revenue, and therefore are discussed in more detail below.
Northern California, which represented approximately 24.6% of Established Community rental revenue during 2007, experienced an increase in rental revenue of 8.6% in 2007 as compared to 2006. Average rental rates increased by 8.3% to $1,699, and economic occupancy increased 0.3% to 97.0% in 2007. Apartment fundamentals remain strong in Northern California. We expect Northern California to see continued but moderating revenue growth during 2008 at growth levels in excess of those expected in other markets.
The Northeast region, which accounted for approximately 42.3% of Established Community rental revenue during 2007, experienced an increase in rental revenue of 3.2% in 2007 as compared to 2006. Average rental rates increased 3.5% to $2,129, and economic occupancy decreased 0.3% to 96.2% in 2007. We expect overall apartment fundamentals in the Northeast region will be balanced during 2008, with slower job growth and except in the Boston area, minimal net new rental supply. Supply-demand fundamentals for New York City and surrounding areas should remain healthy, although changes in employment levels in the financial services industry could cause economic growth to decelerate. Boston will continue to lag the region in revenue growth, as we expect the net new supply from apartment deliveries will outpace improvement in the region’s economy. These factors support our expectation for moderate rental rate growth in 2008.
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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the years ended December 31, 2007 and 2006 (dollars in thousands). Information for the year ended December 31, 2005 is not presented, as Established Community classification is not comparable prior to January 1, 2006. See Note 9, “Segment Reporting,” of our Consolidated Financial Statements.

	For the year ended
	12-31-07	12-31-06

Rental revenue (GAAP basis)	$652,129	$617,872
Concessions amortized	6,119	12,336
Concessions granted	(6,234)	(6,236)

Rental revenue adjusted to state concessions on a cash basis	$652,014	$623,972

Year-over-year % change — GAAP revenue	5.5%	n/a

Year-over-year % change — cash concession based revenue	4.5%	n/a
Management, development and other fees decreased $117,000, or 1.9% in 2007 and increased $1,955,000 or 45.4% in 2006. The decrease in 2007 was due to lower development and redevelopment management fees, coupled with the loss of fees due to the disposition of our interest in a joint venture, partially offset by increased property management fees from the Fund, as additional communities are acquired. The increase in 2006 over 2005 was due to a full year of management fees from the Fund, which was formed in March 2005.
Direct property operating expenses, excluding property taxes increased $16,411,000 or 9.3% and $14,014,000 or 8.7% in 2007 and 2006, respectively, primarily due to the addition of recently developed and acquired apartment homes coupled with expense growth in our Established Communities.
For Established Communities, direct property operating expenses, excluding property taxes, increased $1,661,000, or 1.1%, and $3,030,000, or 2.4%, to $148,628,000 and $131,106,000 in 2007 and 2006, respectively, due primarily to increases in other maintenance, marketing and landscaping expenses offset by lower utility and redecorating costs.
Property taxes increased $8,126,000 or 12.2% and $2,811,000 or 4.4% in 2007 and 2006, respectively, due to overall higher assessments and the addition of newly developed and redeveloped apartment homes. Property taxes are impacted by the size and timing of successful tax appeals in both years.
For Established Communities, property taxes increased by $2,618,000, or 4.5%, and $721,000, or 1.4% in 2007 and 2006, respectively, due to higher assessments throughout all regions. Year over year changes are impacted by the size and timing of successful tax appeals. Overall, we expect property taxes in 2008 to increase from 2007 levels due to increased valuations and the addition of newly developed communities. Despite the potential decreases in real estate property values for tax purposes, there is generally a lag to the ultimate recognition of any savings in the real estate tax assessments. In addition, property tax increases are limited by law (Proposition 13) for communities in California. We evaluate property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Corporate-level property management and other indirect operating expenses increased by $4,450,000, or 13.0% and $2,934,000, or 9.4%, in 2007 and 2006, respectively, over the prior year periods due primarily to increased costs relating to corporate initiatives focused on increasing efficiency and enhancing controls at our operating communities, coupled with increased compensation and relocation costs. The 2007 expense includes the set up costs related to the office in Virginia Beach, Virginia that we opened in 2007. This office will be used to centralize certain community-related accounting, administrative and customer service functions. The transition began during the third quarter of 2007, when certain community-related accounting functions were relocated to our Virginia Beach office and is expected to continue through the end of 2008. Expenses in this category increased in 2006, primarily due to the addition of recently developed and acquired apartment homes coupled with expense growth in our Established Communities.
Investments and investment management reflects the costs incurred for investment acquisitions, investment management and abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment or impairment of development pursuits, acquisition pursuits and disposition pursuits. Investments and investment management costs increased in 2007 as compared to 2006 due primarily to increased abandoned pursuit costs. Abandoned pursuit costs were $6,974,000 in 2007, $2,115,000 in 2006 and $816,000 in 2005. Abandoned pursuit costs can be volatile, and the costs incurred in any given period may vary significantly in future periods.

Interest expense, net decreased $11,639,000 or 10.7% in 2007 and $15,987,000 or 12.8% in 2006 due primarily to higher levels of capitalized interest in connection with our increased development activity and increased interest income, partially offset by an increase in the average outstanding balance on our unsecured credit facility. Interest income increased in 2007 due to higher invested cash balances from our January 2007 equity offering as well as increases in the interest rate earned on cash deposits, offset partially by interest income in 2006 from an escrow funded from a disposition in 2005 that was used in a tax-deferred exchange.
Depreciation expense increased $19,107,000 or 11.9% in 2007 and $3,987,000 or 2.5% in 2006 primarily due to the completion of development and redevelopment activities, partially offset by the loss of depreciation from assets sold.
General and administrative expense (“G&A”) increased $3,727,000 or 15.0% in 2007 primarily due to increased compensation costs. G&A expenses decreased $994,000 or 3.9% in 2006 primarily due to the incurrence in 2005 of the following: (i) separation costs of approximately $2,100,000 due to the departure of a senior executive; (ii) the accrual of costs related to various litigation matters of approximately $1,500,000; and (iii) increased board of director fees due to the acceleration of equity awards with the resignation of a director due to disability in 2005, partially offset by higher compensation costs in 2006.
Gain on sale of land in 2007 decreased from 2006 due to the volume and size of land parcels sold in each year. The increase in 2006 from 2005 is due to larger gains on sales in 2006.
Equity in income of unconsolidated entities in 2007 increased from 2006 due primarily to the recognition in 2007 of approximately $60,000,000 in gains from the disposition of two investments, partially offset by losses (after depreciation) associated with two unconsolidated investments and the consolidation in 2007 of a community that was not consolidated as of December 31, 2006.
Minority interest in consolidated partnerships increased in 2007 as compared to 2006 due to the recognition of the sale of a 70% joint venture partner interest in one of our consolidated communities (See Note 6, “Investment in Real Estate Entities”). This increase was partially offset by the conversion and redemption of limited partnership units, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests. The year-over-year decrease in 2006 was due to the conversion of limited partnership units, reducing the outside ownership interests.
Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2006 through December 31, 2007. It decreased in 2007 and 2006 due to fewer communities sold or classified as discontinued operations. See Note 7, “Real Estate Disposition Activities,” of our Consolidated Financial Statements.
Gain on sale of communities increased in 2007 due to the higher volume of dispositions in 2007. The decrease in 2006 as compared to 2005 is due to the volume and size of dispositions in the respective years relative to our basis in the assets. The amount of gain realized in any given reporting period depends on many factors, including the number of communities sold, the size and carrying value of those communities and the sales prices, which are driven by local and national market conditions.
Funds from Operations Attributable to Common Stockholders (“FFO”)
FFO is considered by management to be an appropriate supplemental measure of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in our Consolidated Financial Statements included elsewhere this report. For a more detailed discussion and presentation of FFO, see “Selected Financial Data,” included in Item 6 of this report.

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
Increased capital market volatility in 2007 and constrained liquidity suggest that our liquidity needs may be met in 2008 from sources that differ from historical sources. Increased use of secured debt and increased asset sales relative to our recent activity are expected for 2008. Although general market liquidity is constrained, we anticipate that we can satisfy these needs from a combination of cash flow provided by operating activities, proceeds from asset dispositions and borrowing capacity under our variable rate unsecured credit facility, as well as secured financings and other public or private sources of liquidity.
Cash and cash equivalents totaled $21,222,000 at December 31, 2007, an increase of $12,938,000 from $8,284,000 at December 31, 2006. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities – Net cash provided by operating activities increased to $455,825,000 in 2007 from $351,660,000 in 2006. The increase was driven primarily by the additional NOI from our Established Communities’ operations, as well as NOI from recently developed communities.
Investing Activities – Net cash used in investing activities of $809,247,000 in 2007 related to investments in assets through the development and redevelopment of apartment communities, the acquisition of a community, and the acquisition of 17 land parcels, partially offset by proceeds from the disposition of a land parcel, four communities and a partnership interest in an unconsolidated real estate investment. During 2007, we invested $1,141,706,000 in the purchase and development of the following real estate and capital expenditures:
•	We completed the development of eight communities containing a total of 1,749 apartment homes for a total capitalized cost, including land acquisition cost, of $440,700,000.
•	We acquired 17 parcels of land in connection with Development Rights, for an aggregate purchase price of $311,691,000.
•	We had capital expenditures relating to current communities’ real estate assets of $13,851,000 and non-real estate capital expenditures of $1,424,000.

•	We commenced the development of 12 communities which are expected to contain a total of 3,412 apartment homes for an expected aggregate total capital cost of $1,279,800,000.
Financing Activities – Net cash provided by financing activities totaled $366,360,000 in 2007. The net cash inflow is due primarily to the proceeds from the issuance of 4,600,000 shares of the Company’s common stock at $129.30 per share, borrowings of $514,500,000 under our unsecured credit facility and the issuance of two mortgage notes for approximately $59,126,000, offset by the repurchase of 2,480,616 shares of our common stock at an average price of $103.95 per share, the repayment of mortgage notes of approximately $27,256,000, the repayment of unsecured notes at maturity of approximately $260,000,000 and dividend payments of $268,966,000.
Variable Rate Unsecured Credit Facility
In November 2007, we increased our borrowing capacity under our existing revolving variable rate unsecured credit facility from $650,000,000 to $1,000,000,000. The facility is with a syndicate of commercial banks, to whom we pay, in the aggregate, an annual facility fee of approximately $1,250,000. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (3.54% on January 31, 2008). The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on our credit rating. In addition, a competitive bid option is available for borrowings of up to $422,500,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at January 31, 2008. We are subject to and currently in compliance with certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming our exercise of a one-year renewal option. At January 31, 2008, $733,500,000 was outstanding on the credit facility, $57,000,000 was used to provide letters of credit and $209,361,000 was available for borrowing under the unsecured credit facility.

Future Financing and Capital Needs – Debt Maturities
One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures. For unsecured notes, we anticipate that no significant portion of the principal of these notes will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is collateralized by mortgages on individual communities or groups of communities, draws on our unsecured credit facility or by equity offerings. Although we believe we will have the capacity to meet our long-term liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.
The following financing activity occurred during the year ended December 31, 2007:
•	we issued $16,926,000 of variable rate mortgage debt for an operating community in June, maturing in May 2012;
•	we repaid $15,980,000 of mortgage debt, secured by the assets of an operating community in July;
•	we assumed $3,941,000 of fixed rate mortgage debt in conjunction with the acquisition of an operating community in July 2007 and subsequently defeased the note in December 2007;
•	we issued $100,000,000 of variable rate, tax-exempt debt for a development community in June, maturing in November 2040;
•	we repaid $150,000,000 in previously issued unsecured notes in August 2007, along with any unpaid interest, pursuant to their scheduled maturity;
•	we issued $42,200,000 of fixed rate, tax-exempt mortgage debt for an operating community in September 2007, maturing in June 2047;
•	we were relieved of our obligations associated with $8,116,000 in mortgage debt in conjunction with the disposition of the associated operating community in September 2007;
•	we repaid $110,000,000 in previously issued unsecured notes in December 2007, along with any unpaid interest, pursuant to their scheduled maturity;
•	we borrowed $514,500,000 under our unsecured credit facility;
•	we increased our borrowing capacity under our unsecured credit facility by $350,000,000, to $1,000,000,000;
•	we issued 4,600,000 shares of common stock at $129.30 per share for net proceeds of approximately $594,000,000 in conjunction with the inclusion of our common stock in the S&P 500 index in January 2007; and
•	we repurchased 2,480,616 shares of our common stock at an average price of $103.95 per share, for a total approximate purchase price of $257,854,000.
In February 2008, the Board of Directors authorized a further increase of $200,000,000 in the common stock repurchase program, increasing the total amount the Company can acquire to $500,000,000, of which approximately $300,000,000 has been used to repurchase our common stock as of January 31, 2008. The decision to use the additional share repurchase authorization will depend on current capital market conditions and liquidity, our share price relative to the net asset value per share and other uses of capital, including development.

The table below details debt maturities for the next five years, excluding our unsecured credit facility, and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2007 (dollars in thousands, except footnotes).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-06	12-31-07		2008	2009	2010	2011	2012	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$15,990	$15,356		$676	$719	$766	$816	$12,379	$—
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon at Lexington	6.55%	Feb-2025	12,467	12,078		413	439	466	495	526	9,739
Avalon at Nob Hill	5.80%	Jun-2025	18,116	—	(2)	—	—	—	—	—	—
Avalon Campbell	6.48%	Jun-2025	32,776	31,877	(2)	—	—	—	—	—	31,877
Avalon Pacifica	6.48%	Jun-2025	14,867	14,460	(2)	—	—	—	—	—	14,460
Avalon Knoll	6.95%	Jun-2026	11,957	11,654		324	347	371	398	426	9,788
Avalon Landing	6.85%	Jun-2026	5,903	5,751		162	173	185	198	212	4,821
Avalon Fields	7.55%	May-2027	10,483	10,224		256	275	295	316	339	8,743
Avalon Oaks	7.45%	Jul-2041	17,205	17,077		137	147	157	168	180	16,288
Avalon Oaks West	7.48%	Apr-2043	17,036	16,919		125	133	142	152	162	16,205
Avalon at Chestnut Hill	5.82%	Oct-2047	—	42,149		314	331	349	368	388	40,399

			166,580	187,325		2,407	2,564	2,731	2,911	14,612	162,100

Variable rate (3)
The Promenade	4.88%	Oct-2010	31,495	30,844		701	755	29,388	—	—	—
Waterford	3.50%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	3.50%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Foxchase I	3.50%	Nov-2017	16,800	16,800	(4)	—	—	—	—	—	16,800
Avalon at Foxchase II	3.50%	Nov-2017	9,600	9,600	(4)	—	—	—	—	—	9,600
Avalon at Mission Viejo	3.98%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	3.46%	Jun-2025	2,684	20,800	(4)	—	—	—	—	—	20,800
Avalon Campbell	3.46%	Jun-2025	6,024	6,923	(2)	—	—	—	—	—	6,923
Avalon Pacifica	3.46%	Jun-2025	2,733	3,140	(2)	—	—	—	—	—	3,140
Avalon at Fairway Hills I	4.33%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500
Bowery Place I	3.31%	Nov-2037	93,800	93,800	(5)	521	576	636	703	777	90,587
Bowery Place II	3.34%	Nov-2039	48,500	48,500	(5)	—	—	270	298	329	47,603
Avalon Acton	4.14%	Jul-2040	45,000	45,000	(5)	—	—	—	—	—	45,000
Morningside Park	6.63%	Nov-2040	—	100,000		—	—	138	302	340	99,220

			327,171	445,942		1,222	1,331	30,432	1,303	1,446	410,208
Conventional loans (6)
Fixed rate
$150 million unsecured notes	5.18%	Aug-2007	$150,000	$—		$—	$—	$—	$—	$—	$—
$110 million unsecured notes	7.13%	Dec-2007	110,000	—		—	—	—	—	—	—
$50 million unsecured notes	6.63%	Jan-2008	50,000	50,000	(7)	50,000	—	—	—	—	—
$150 million unsecured notes	8.38%	Jul-2008	146,000	146,000		146,000	—	—	—	—	—
$150 million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	150,000	—	—	—	—
$200 million unsecured notes	7.66%	Dec-2010	200,000	200,000		—	—	200,000	—	—	—
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	300,000	—	—
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	50,000	—	—
$250 million unsecured notes	5.73%	Jan-2012	250,000	250,000		—	—	—	—	250,000	—
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	250,000	—
$100 million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	—	100,000
$150 million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$250 million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
Wheaton Development Right	6.99%	Oct-2008	4,514	4,432		4,432	—	—	—	—	—
4600 Eisenhower Avenue	8.08%	Apr-2009	4,402	4,293		118	4,175	—	—	—	—
Twinbrook Development Right	7.25%	Oct-2011	8,200	8,007		207	222	239	7,339	—	—
Tysons West Development Right	5.55%	Jul-2028	6,535	6,381		162	173	183	193	204	5,466
Avalon Orchards	7.65%	Jul-2033	19,883	19,612		290	311	333	357	382	17,939

			2,199,534	1,938,725		201,209	154,881	200,755	357,889	500,586	523,405

Variable rate (3)
Avalon Ledges	5.68%	May-2009	18,635	17,990		688	17,302	—	—	—	—
Avalon at Flanders Hill	5.68%	May-2009	21,245	20,510		784	19,726	—	—	—	—
Avalon at Newton Highlands	5.62%	Dec-2009	37,650	36,335		1,397	34,938	—	—	—	—
Avalon at Crane Brook	5.59%	Mar-2011	33,535	32,560		1,045	1,106	1,169	29,240	—	—
Avalon at Bedford Center	5.62%	May-2012	—	16,816	(4)	468	497	527	560	14,764	—

			111,065	124,211		4,382	73,569	1,696	29,800	14,764	—

Total indebtedness — excluding unsecured credit facility			$2,804,350	$2,696,203		$209,220	$232,345	$235,614	$391,903	$531,408	$1,095,713

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at December 31, 2007 and December 31, 2006 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of December 31, 2007.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of December 31, 2007. Actual amounts drawn on the debt as of December 31, 2007 are $87,519,000 for Bowery Place I, $34,323,000 for Bowery Place II, $12,156,000 for Avalon Acton and $0 for Morningside Park.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $2,501 of debt discount as of December 31, 2007 and $2,922 of debt discount as of December 31, 2006, as reflected in unsecured notes on our Consolidated Balance Sheets included elsewhere in this report.

(7)	These notes were repaid at their scheduled maturity in January 2008.
Future Financing and Capital Needs – Portfolio and Other Activity
As of December 31, 2007, we had 21 new communities under construction, for which a total estimated cost of $943,679,000 remained to be invested. In addition, we had eight communities which we own, or in which we have a direct or indirect interest, under reconstruction, for which a total estimated cost of $53,836,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
•	cash currently on hand invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;
•	the remaining capacity under our current $1,000,000,000 unsecured credit facility;
•	the net proceeds from sales of existing communities;
•	retained operating cash;
•	the issuance of debt or equity securities; and/or
•	private equity funding.
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
We have invested in the Fund, a private, discretionary investment vehicle that acquires and operates apartment communities in our markets. The Fund has invested $777,568,000 as of December 31, 2007. Management of the Fund expects to invest approximately $46,000,000 of additional funds to redevelop the assets acquired, at which time the Fund will become fully invested. The Fund has nine institutional investors, including us, with a combined capital equity commitment of $330,000,000. A significant portion of the investments made in the Fund by its investors have been made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $32,035,000 has been invested as of January 31, 2008) representing a 15.2% combined general partner and limited partner equity interest. As of January 31, 2008, the Fund has committed to invest approximately $818,367,000. We are exploring various potential sources for funding future acquisitions after the Fund is fully invested.
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
In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. In response to real estate and capital markets conditions, we sold four communities and one partnership interest in an unconsolidated entitiy for an aggregate sales price of $268,096,000 from January 1, 2007 through January 31, 2008. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses and NOI. However, we believe that the absence of future cash flows from communities sold will have a minimal impact on our ability to fund future liquidity and capital resource needs. During 2008, we intend to dispose of between $700,000,000 and $1,000,000,000 in assets. However, actual disposition volume will depend on market conditions and other variables, which are subject to change in 2008.

Off Balance Sheet Arrangements
In addition to the investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 6, “Investments in Real Estate Entities,” and Note 8, “Commitments and Contingencies,” of our Consolidated Financial Statements located elsewhere in this report.
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City) overall once tenant improvements related to a retail tenant are complete, which is expected in the first half of 2008. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of, and our obligation under these guarantees, both at inception and as of December 31, 2007 were not significant. As a result we have not recorded any obligation associated with these guarantees at December 31, 2007.

•	MVP I, LLC executed a construction loan in the amount of $94,000,000 to finance the development of Avalon at Mission Bay North II. In conjunction with the construction management services that the Company provided to MVP I, LLC, the Company provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to construction financing. In the fourth quarter of 2007, all of the lender’s standard completion requirements were satisfied and the obligation of the Company under this guarantee terminated. In December 2007, MVP I, LLC repaid the construction loan, concurrently executing a seven-year, fixed rate conventional loan.

•	The Fund has 20 loans secured by individual assets with amounts outstanding in the aggregate of $447,166,000. These mortgage loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. In addition, the Fund had amounts outstanding of $47,400,000 as of December 31, 2007 under its credit facilities, all of which is under an unsecured facility maturing in December 2008. The Fund did not have any amounts outstanding at December 31, 2007 under the Fund’s credit facility secured by uncalled capital commitments that matured in January 2008. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $6,510,000 as of December 31, 2007). As of December 31, 2007, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under a liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2007 was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2007.

•	In connection with the pursuit of a Development Right in Pleasant Hill, California, $125,000,000 in bond financing was issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the possible future construction of a multifamily rental community by PHVP I, LLC. The bond proceeds were immediately invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This Development Right is planned as a mixed-use development, with residential, for-sale, retail and office components. The bond proceeds will remain in the GIC until August 2008, at which time a loan will be made to PHVP I, LLC to fund construction of the multifamily portion of the development, or the bonds will be redeemed by the Agency. We are currently in discussions to extend both the term until the bond financing proceeds must be used for development of the multifamily portion of the project, and the GIC until August 2008, when construction of the multifamily portion of the development is now expected to begin. Although we do not have any equity or economic interest in PHVP I, LLC at this time, we do have an option to make a capital contribution to PHVP I, LLC in exchange for a 99% general partner interest in the entity. Should we decide not to exercise this option, bond proceeds will be released from escrow, the bonds will be redeemed without penalty and a loan will not be made to PHVP I, LLC. The bonds are payable from the proceeds of the GIC and are non-recourse to both PHVP I, LLC and to us. There is no loan payable outstanding by PHVP I, LLC as of December 31, 2007.

In addition, as part of providing construction management services to PHVP I, LLC for the construction of a public garage, we have provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. Our obligations under this guarantee will terminate following construction completion of the garage once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in the first half of 2008. In the third quarter of 2006, significant modifications were requested by the local transit authority to change the garage structure design. We do not believe that the requested design changes impact the construction schedule. However, it is expected that these changes will increase the original budget by an amount up to $5,000,000. We believe that substantially all potential additional amounts are reimbursable from unrelated third parties. At this time we do not believe that it is probable that we will incur any additional costs. The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2007 was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2007.

•	In the fourth quarter of 2006, we admitted a 70% venture partner to the Avalon Del Rey Apartments, LLC for an investment of $49,000,000, including the assumption of debt. In conjunction with this investment, we provided an operating guarantee to the joint venture partner which stated that if the initial year return earned by the joint venture partner was less than a threshold return of 7% on its initial equity investment, we would pay the joint venture partner an amount equal to the shortfall, up to the 7% threshold return required. In the fourth quarter of 2007, the initial year return earned by the joint venture partner was determined to be in excess of the guarantee threshold thereby satisfying all provisions of the Company under this guarantee.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. During the second quarter of 2007, we entered into an operating lease for 20,000 square feet of office space in Virginia Beach, Virginia. We began to utilize this space for certain of our community-related accounting and customer service functions in the third quarter of 2007. There have not been any other material changes outside the ordinary course of business to our contractual obligations during 2007. Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2007 (dollars in thousands):

	Payments due by period
		Less than			More than 5
	Total	1 Year	1-3 Years	3-5 Years	Years

Debt Obligations (1)	$3,210,703	$723,720	$467,959	$923,311	$1,095,713

Operating Lease Obligations (2)	2,142,739	14,412	29,108	29,268	2,069,951

Total	$5,353,442	$738,132	$497,067	$952,579	$3,165,664

(1)	Includes $514,500 outstanding under our variable rate unsecured credit facility as of December 31, 2007. The table of contractual obligations assumes repayment of this amount in 2008 — See “Liquidity and Capital Resources.” Amounts exclude interest payable as of December 31, 2007.

(2)	Includes land leases expiring between November 2028 and March 2142. Amounts do not include any adjustment for purchase options available under the land leases.
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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1a, “Risk Factors,” elsewhere in this report for a discussion of risks associated with forward-looking statements.
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
If we were to consolidate the joint ventures that we accounted for using the equity method at December 31, 2007, our assets would have increased by $1,029,093,000 and our liabilities would have increased by $739,806,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:
•	For entities not considered to be variable interest entities under FIN 46(R), the nature of the entity changed such that it would be considered a variable interest entity.
•	For entities in which we do not hold a controlling voting and/or variable interest, the contractual arrangement changes resulting in our investment interest being either a controlling voting and/or variable interest.
We evaluate our accounting for investments on a quarterly basis or when a significant change in the design of an entity occurs.
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
There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if in 2007 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our operating expenses would have increased by $2,748,000.

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
Due to the subjectivity in determining whether a pursuit will result in the acquisition or development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If it were determined that 10% of our capitalized pursuits were no longer probable of occurring, net income for the year ended December 31, 2007 would have decreased by $6,100,000.
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
For the year ended December 31, 2007, we did not recognize any impairment in value associated with our investments or long-lived assets. We cannot predict the occurrence of future events that may cause an impairment assessment to be performed.
REIT Status
We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Internal Revenue Code of 1986 (“the Code”), as amended, for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income if we distribute 100% of taxable income to our stockholders over time periods allowed under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (subject to any applicable alternative minimum tax) and may not be able to elect to qualify as a REIT for four subsequent taxable years. For example, if we failed to qualify as a REIT in 2007, our net income would have decreased by approximately $119,800,000.

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
Our operating results are affected by changes in interest rates as a result of borrowings under our variable rate unsecured credit facility as well as outstanding bonds with variable interest rates, primarily associated with short-term interest rates such as LIBOR. We had $1,084,653,000 and $426,795,000 in variable rate debt outstanding (excluding variable rate debt effectively fixed through swap agreements) as of December 31, 2007 and 2006, respectively. If interest rates on the variable rate debt had been 100 basis points higher throughout 2007 and 2006, our annual interest costs would have increased by approximately $6,417,000 and $3,027,000, respectively, based on balances outstanding during the applicable years.
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
As of December 31, 2007, the effect of interest rate swap agreements is to fix the interest rate on approximately $46,340,000 of our variable rate, tax-exempt debt. The interest rate protection provided by certain swap agreements on the consolidated variable rate, tax-exempt debt was not electively entered into by us but, rather, was a requirement of either the bond issuer or the credit enhancement provider related to certain tax-exempt bond financings. Had these swap agreements not been in place during 2007 and 2006, our annual interest costs would have been approximately $931,000 and $1,182,000 lower, respectively, based on balances outstanding and reported interest rates during the applicable years. Additionally, if the variable interest rates on this debt had been 100 basis points higher throughout 2007 and 2006 and these swap agreements had not been in place, our annual interest costs would have been approximately $248,000 lower in 2007 and $37,000 higher in 2006.

Because the counterparties providing the swap agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group and the interest rates fixed by the swap agreements are significantly higher than current market rates for such agreements, we do not believe there is exposure at this time to a default by a counterparty provider.
In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using a discounted cash flow model considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (excluding amounts outstanding under our variable rate unsecured credit facility) with an aggregate carrying value of $2,696,203,000 at December 31, 2007 had an estimated aggregate fair value of $2,756,890,000 at December 31, 2007. Fixed rate debt (excluding our variable rate debt effectively fixed through swap agreements) represented $2,079,713,000 of the carrying value and $2,140,400,000 of the fair value at December 31, 2007. If interest rates had been 100 basis points higher as of December 31, 2007, the fair value of this fixed rate debt would have decreased by $84,459,000.
We do not have any exposure to foreign currency or equity price risk, and our exposure to commodity price risk is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9a.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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
Information pertaining to directors and executive officers of the Company and the Company’s Code of Conduct are incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2008.

ITEM 11.	EXECUTIVE COMPENSATION
Information pertaining to executive compensation is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2008.
The Company maintains the 1994 Stock Incentive Plan (the “1994 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.
The following table gives information about equity awards under the Company’s 1994 Plan and ESPP as of December 31, 2007:

	(a)		(b)		(c)
					Number of securities
					remaining available for
					future issuance under
	Number of securities to be		Weighted-average		equity compensation
	issued upon exercise of		exercise price of		plans (excluding
	outstanding options,		outstanding options,		securities reflected in
Plan category	warrants and rights		warrants and rights		column (a))

Equity compensation plans approved by security holders (1)	2,445,321	(2) (3)	$83.15	(3) (4)	2,160,738	(5)

Equity compensation plans not approved by security holders (6)	—		n/a		780,735

Total	2,445,321		$83.15	(3) (4)	2,941,473

(1)	Consists of the 1994 Plan.

(2)	Includes 123,606 deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis, but does not include 241,066 shares of restricted stock that are outstanding and that are already reflected in the Company’s outstanding shares.

(3)	Does not include outstanding options to acquire 768 shares, at a weighted-average exercise price of $36.61 per share, that were assumed, in connection with the 1998 merger of Avalon Properties, Inc. with and into the Company, under the Avalon Properties, Inc. 1995 Equity Incentive Plan and the Avalon Properties, Inc. 1993 Stock Option and Incentive Plan.

(4)	Excludes deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.

(5)	The 1994 Plan incorporates an evergreen formula pursuant to which the aggregate number of shares reserved for issuance under the 1994 Plan will increase annually. On each January 1, the aggregate number of shares reserved for issuance under the 1994 Plan will increase by a number of shares equal to a percentage (ranging from 0.48% to 1.00%) of all outstanding shares of common stock and operating partnership units at the end of the year. The exact percentage used is determined based on the percentage of all awards made under the 1994 Plan during the calendar year that were in the form of stock options with an exercise price equal to the fair market value of a share of common stock on the date of the grant. In accordance with this procedure, on January 1, 2008, the maximum number of shares remaining available for future issuance under the 1994 Plan was increased by 727,397 to 2,888,135.

(6)	Consists of the ESPP.
The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 10, “Stock-Based Compensation Plans,” of our Consolidated Financial Statements included in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information pertaining to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information pertaining to the fees paid to and services provided by the Company’s principal accountant is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-9

15(a)(2) Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation	F-36

15(a)(3) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

INDEX TO EXHIBITS

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed March 1, 2007.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 3(i).3 to Form 10-K of the Company filed March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Second Supplemental Indenture of Avalon Properties dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.2	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Fourth Supplemental Indenture, dated as of September 18, 2006, between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.7	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

10.1	—	Amended and Restated Distribution Agreement, dated August 6, 2003, among the Company and the Agents, including Administrative Procedures, relating to the MTNs. (Incorporated by reference to Exhibit 10.1 to Form 10-K of the Company filed March 5, 2004.)

10.2	—	Amended and Restated Limited Partnership Agreement of AvalonBay Value Added Fund, L.P., dated as of March 16, 2005. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed May 6, 2005.)

10.3+	—	Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Blair, Naughton, Fuller, Sargeant, Horey and Meyer (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 6, 2005.)

10.4+	—	Employment Agreement, dated as of July 1, 2003, between the Company and Thomas J. Sargeant. (Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-3 (File No. 333-103755), filed July 7, 2003.)

10.5+	—	First Amendment to Employment Agreement between the Company and Thomas J. Sargeant, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company filed May 6, 2005.)

10.6+	—	Employment Agreement, dated as of January 10, 2003, between the Company and Bryce Blair. (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March 11, 2003.)

10.7+	—	First Amendment to Employment Agreement between the Company and Bryce Blair, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 6, 2005.)

10.8+	—	Employment Agreement, dated as of February 26, 2001, between the Company and Timothy J. Naughton. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed March 1, 2007.)

10.9+	—	First Amendment to Employment Agreement between the Company and Timothy J. Naughton, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed May 6, 2005.)

10.10+	—	Employment Agreement, dated as of September 10, 2001, between the Company and Leo S. Horey. (Incorporated by reference to Exhibit 10.10 to Form 10-K of the Company filed March 1, 2007.)

10.11+	—	First Amendment to Employment Agreement between the Company and Leo S. Horey, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company filed May 6, 2005.)

10.12+	—	Employment Agreement, dated as of December 31, 2001, between the Company and Samuel B. Fuller. (Incorporated by reference to Exhibit 10.9 to Form 10-K of the Company filed March 26, 2002.)

10.13+	—	First Amendment to Employment Agreement between the Company and Samuel B. Fuller, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company filed May 6, 2005.)

10.14+	—	Separation Agreement between the Company and Samuel B. Fuller, dated as of April 6, 2005. (Incorporated by reference to Exhibit 10.9 to Form 10-Q of the Company filed May 6, 2005.)

10.15+	—	Retirement Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.15 to Form 10-K of the Company filed March 1, 2007.)

10.16+	—	First Amendment to Retirement Agreement between the Company and Gilbert M. Meyer, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company filed May 6, 2005.)

10.17+	—	Avalon Properties, Inc. 1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.17 to Form 10-K of the Company filed March 1, 2007.)

10.18+	—	Avalon Properties, Inc. 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.18 to Form 10-K of the Company filed March 1, 2007.)

10.19+	—	Amendment, dated May 6, 1999, to the Avalon Properties Amended and Restated 1995 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.19.1 to Form 10-K of the Company filed March 1, 2007.)

10.20+	—	AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on December 8, 2004. (Incorporated by reference to Exhibit 10.B 1 to Form 8-K of the Company filed December 14, 2004.)

10.21+	—	Amendment, dated February 9, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.32 to Form 10-K of the Company filed March 14, 2006.)

10.22+	—	Amendment, dated December 6, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.22 1 to Form 10-K of the Company filed March 1, 2007.)

10.23+	—	Amendment, dated September 20, 2007, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 9, 2007.)

10.24+	—	1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed June 26, 1997.)

10.25+	—	1996 Non-Qualified Employee Stock Purchase Plan — Plan Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed November 26, 1996.)

10.26+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 9, 2005.)

10.27+	—	The Company’s Officer Severance Plan. (Incorporated by reference to Exhibit 10.26 to Form 10-K of the Company filed March 1, 2007.)

10.28+	—	Form of AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 12, 2008.)

10.29+	—	Form of AvalonBay Communities, Inc. Incentive Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 12, 2008.)

10.30+	—	Form of AvalonBay Communities, Inc. Employee Stock Grant and Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2004.)

10.31+	—	Form of AvalonBay Communities, Inc. Director Restricted Unit Agreement. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 9, 2007.)

10.32+	—	Form of AvalonBay Communities, Inc. Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 9, 2007.)

10.33	—	First Amendment to the Second Amended and Restated Revolving Loan Agreement, dated as of November 13, 2007, among the Company, as Borrower, the banks signatory thereto, each as a Bank, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed November 16, 2007.)

10.34+	—	Rules and Procedures for Non-Employee Directors’ Deferred Compensation Program. (Incorporated by reference to Exhibit 10.33 to Form 10-K of the Company filed March 1, 2007.)

10.35+	—	Compensation Arrangements for Directors and Named Executive Officers. (Incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed February 12, 2008.)

10.36+	—	Amendment, effective September 30, 2007, to the Company’s quarterly compensation of Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2007.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)

23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Filed herewith.)

+	Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AvalonBay Communities, Inc.

	By:	/s/ Bryce Blair

Date: February 27, 2008		Bryce Blair, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2008	By:	/s/ Bryce Blair

Bryce Blair, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas J. Sargeant

Date: February 27, 2008		Thomas J. Sargeant, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 27, 2008	By:	/s/ Bruce A. Choate

Bruce A. Choate, Director

Date: February 27, 2008	By:	/s/ John J. Healy, Jr.

John J. Healy, Jr., Director

Date: February 27, 2008	By:	/s/ Gilbert M. Meyer

Gilbert M. Meyer, Director

Date: February 27, 2008	By:	/s/ Timothy J. Naughton

Timothy J. Naughton, Director

Date: February 27, 2008	By:	/s/ Lance R. Primis

Lance R. Primis, Director

Date: February 27, 2008	By:	/s/ Peter S. Rummell

Peter S. Rummell, Director

Date: February 27, 2008	By:	/s/ H. Jay Sarles

H. Jay Sarles, Director

Date: February 27, 2008	By:	/s/ Allan D. Schuster

Allan D. Schuster, Director

Date: February 27, 2008	By:	/s/ Amy P. Williams

Amy P. Williams, Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
AvalonBay Communities, Inc.:
We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 25, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of
AvalonBay Communities, Inc.:
We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AvalonBay Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9a. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, AvalonBay Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of AvalonBay Communities, Inc. and our report dated February 25, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 25, 2008

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12-31-07	12-31-06

ASSETS
Real estate:
Land	$1,024,111	$943,724
Buildings and improvements	5,130,872	4,501,494
Furniture, fixtures and equipment	160,330	141,303

	6,315,313	5,586,521
Less accumulated depreciation	(1,259,558)	(1,080,313)

Net operating real estate	5,055,755	4,506,208
Construction in progress, including land	953,004	641,781
Land held for development	288,423	202,314
Operating real estate assets held for sale, net	—	160,059

Total real estate, net	6,297,182	5,510,362

Cash and cash equivalents	21,222	8,284
Cash in escrow	189,171	135,917
Resident security deposits	29,542	26,429
Investments in unconsolidated real estate entities	57,990	42,724
Deferred financing costs, net	28,177	26,140
Deferred development costs	60,996	39,365
Prepaid expenses and other assets	52,204	59,286

Total assets	$6,736,484	$5,848,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$1,893,499	$2,153,078
Variable rate unsecured credit facility	514,500	—
Mortgage notes payable	800,203	648,350
Dividends payable	67,909	60,417
Payables for construction	91,580	59,232
Accrued expenses and other liabilities	237,932	192,022
Accrued interest payable	38,578	37,189
Resident security deposits	42,477	37,654
Liabilities related to real estate assets held for sale	—	69,100

Total liabilities	3,686,678	3,257,042

Minority interest of unitholders in consolidated partnerships	23,152	18,311

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2007 and 2006; 4,000,000 shares issued and outstanding at both December 31, 2007 and 2006	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both December 31, 2007 and 2006; 77,318,611 and 74,668,372 shares issued and outstanding at December 31, 2007 and 2006, respectively	773	747
Additional paid-in capital	3,026,708	2,482,516
Accumulated earnings less dividends	2,499	93,430
Accumulated other comprehensive loss	(3,366)	(3,579)

Total stockholders’ equity	3,026,654	2,573,154

Total liabilities and stockholders’ equity	$6,736,484	$5,848,507

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12-31-07	12-31-06	12-31-05
Revenue:
Rental and other income	$806,599	$715,170	$650,907
Management, development and other fees	6,142	6,259	4,304

Total revenue	812,741	721,429	655,211

Expenses:
Operating expenses, excluding property taxes	242,702	217,134	197,990
Property taxes	74,912	66,786	63,975
Interest expense, net	97,545	109,184	125,171
Depreciation expense	179,549	160,442	156,455
General and administrative expense	28,494	24,767	25,761

Total expenses	623,202	578,313	569,352

Equity in income of unconsolidated entities	59,169	7,455	7,198
Minority interest in consolidated partnerships	(1,585)	(573)	(1,481)
Gain on sale of land	545	13,519	4,479

Income from continuing operations	247,668	163,517	96,055

Discontinued operations:
Income from discontinued operations	4,005	5,618	19,126
Gain on sale of communities	106,487	97,411	195,287

Total discontinued operations	110,492	103,029	214,413

Net income	358,160	266,546	310,468
Dividends attributable to preferred stock	(8,700)	(8,700)	(8,700)

Net income available to common stockholders	$349,460	$257,846	$301,768

Other comprehensive income:
Unrealized gain on cash flow hedges	213	891	2,626

Comprehensive income	$349,673	$258,737	$304,394

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$3.04	$2.09	$1.20
Discontinued operations	1.40	1.39	2.94

Net income available to common stockholders	$4.44	$3.48	$4.14

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$3.00	$2.06	$1.18
Discontinued operations	1.38	1.36	2.87

Net income available to common stockholders	$4.38	$3.42	$4.05

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

						Accumulated	Accumulated
	Shares issued				Additional	earnings	other	Total
	Preferred	Common	Preferred	Common	paid-in	less	comprehensive	stockholders’
	stock	stock	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2004	4,000,000	72,582,076	$40	$726	$2,380,852	$(21,159)	$(7,096)	$2,353,363

Net income	—	—	—	—	—	310,468	—	310,468
Unrealized gain on cash flow hedges	—	—	—	—	—	—	2,626	2,626
Change in redemption value of minority interest	—	—	—	—	—	—	—	—
Dividends declared to common and preferred stockholders	—	—	—	—	—	(216,982)	—	(216,982)
Issuance of common stock	—	1,080,972	—	11	40,378	(377)	—	40,012
Amortization of deferred compensation	—	—	—	—	8,338	—	—	8,338

Balance at December 31, 2005	4,000,000	73,663,048	40	737	2,429,568	71,950	(4,470)	2,497,825

Net income	—	—	—	—	—	266,546	—	266,546
Unrealized gain on cash flow hedges	—	—	—	—	—	—	891	891
Change in redemption value of minority interest	—	—	—	—	—	(2,593)	—	(2,593)
Dividends declared to common and preferred stockholders	—	—	—	—	—	(241,155)	—	(241,155)
Issuance of common stock	—	1,005,324	—	10	38,839	(1,318)	—	37,531
Amortization of deferred compensation	—	—	—	—	14,109	—	—	14,109

Balance at December 31, 2006	4,000,000	74,668,372	40	747	2,482,516	93,430	(3,579)	2,573,154

Net income	—	—	—	—	—	358,160	—	358,160
Unrealized gain on cash flow hedges	—	—	—	—	—	—	213	213
Change in redemption value of minority interest	—	—	—	—	—	(6,124)	—	(6,124)
Dividends declared to common and preferred stockholders	—	—	—	—	—	(276,823)	—	(276,823)
Issuance of common stock	—	5,130,855	—	51	619,359	(1,741)	—	617,669
Purchase of common stock	—	(2,480,616)	—	(25)	(93,501)	(164,403)	—	(257,929)
Amortization of deferred compensation	—	—	—	—	18,334	—	—	18,334

Balance at December 31, 2007	4,000,000	77,318,611	$40	$773	$3,026,708	$2,499	$(3,366)	$3,026,654

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12-31-07	12-31-06	12-31-05
Cash flows from operating activities:
Net income	$358,160	$266,546	$310,468
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	179,549	160,442	156,454
Depreciation expense from discontinued operations	2,176	3,687	6,842
Amortization of deferred financing costs and debt premium/discount	4,934	4,474	4,022
Amortization of stock-based compensation	14,353	10,095	4,292
Income allocated to minority interest in consolidated partnerships	1,585	573	1,481
Equity in income of unconsolidated entities, net of eliminations	(58,122)	(6,480)	(6,565)
Return on investment of unconsolidated entities	130	298	330
Gain on sale of real estate assets	(107,032)	(110,930)	(199,766)
Increase in cash in operating escrows	(7,403)	(844)	(4,344)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	8,747	(4,381)	8,547
Increase in accrued expenses, other liabilities and accrued interest payable	58,748	28,180	24,487

Net cash provided by operating activities	455,825	351,660	306,248

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(1,112,590)	(735,167)	(382,871)
Acquisition of real estate assets, including partner equity interest	(13,841)	(74,924)	(57,415)
Capital expenditures — existing real estate assets	(13,851)	(21,289)	(17,570)
Capital expenditures — non-real estate assets	(1,424)	(957)	(1,520)
Proceeds from sale of real estate and technology investments, including reimbursement for Fund communities, net of selling costs	261,089	272,223	469,292
Increase in payables for construction	32,348	34,542	5,198
Decrease (increase) in cash in construction escrows	54,149	19,572	(21,784)
Increase in investments in unconsolidated real estate entities	(15,127)	(5,371)	(13,091)

Net cash used in investing activities	(809,247)	(511,371)	(19,761)

Cash flows from financing activities:
Issuance of common stock	621,029	26,551	36,611
Repurchase of common stock	(257,929)	—	—
Dividends paid	(268,966)	(234,958)	(215,391)
Net borrowings (repayments) under unsecured credit facility	514,500	(66,800)	(35,200)
Issuance of mortgage notes payable and draws on construction loans	59,126	113,849	26,269
Repayments of mortgage notes payable	(27,256)	(6,827)	(41,932)
Issuance (repayment) of unsecured notes	(260,000)	343,743	(50,000)
Payment of deferred financing costs	(6,550)	(12,698)	(1,292)
Redemption of units for cash by minority partners	(6,851)	(80)	(50)
Contributions from minority and profit-sharing partners	1,333	—	—
Distributions to DownREIT partnership unitholders	(280)	(392)	(1,194)
Distributions to joint venture and profit-sharing partners	(1,796)	(108)	(114)

Net cash provided by (used in) financing activities	366,360	162,280	(282,293)

Net increase in cash and cash equivalents	12,938	2,569	4,194

Cash and cash equivalents, beginning of year	8,284	5,715	1,521

Cash and cash equivalents, end of year	$21,222	$8,284	$5,715

Cash paid during year for interest, net of amount capitalized	$98,594	$102,640	$121,526

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the year ended December 31, 2007:
•	As described in Note 4, “Stockholders’ Equity,” 75,231 shares of common stock valued at $10,971 were issued in connection with stock grants, 2,929 shares valued at $365 were issued through the Company’s dividend reinvestment plan, 41,000 shares valued at $4,381 were withheld to satisfy employees’ tax withholding and other liabilities and 8,609 shares valued at $231 were forfeited, for a net value of $6,724. In addition, the Company granted 331,356 options for common stock, net of forfeitures, at a value of $7,518.
•	19,231 units of limited partnership, valued at $887, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.
•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $213 to adjust the Company’s Hedging Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.
•	The Company issued $100,000 of variable rate tax-exempt debt relating to Avalon Morningside Park. The proceeds were placed in an escrow account until requisitioned for construction funding, none of which has been drawn for use in the development of the community.
•	Common and preferred dividends declared but not paid totaled $67,909.
•	The Company recorded an increase of $6,124 to minority interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with a put option held by a joint venture partner. This put option allows our partner to put their interest in the investment to the Company at the future fair market value.
During the year ended December 31, 2006:
•	As described in Note 4, “Stockholders’ Equity,” 122,172 shares of common stock valued at $12,568 were issued in connection with stock grants, 2,306 shares valued at $256 were issued through the Company’s dividend reinvestment plan, 47,111 shares valued at $3,449 were withheld to satisfy employees’ tax withholding and other liabilities and 5,910 shares valued at $193 were forfeited, for a net value of $9,182. In addition, the Company granted 849,769 options for common stock, net of forfeitures, at a value of $9,946.
•	308,345 units of limited partnership, valued at $14,166, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.
•	The Company issued $187,300 of variable rate, tax-exempt debt, of which $107,451 in proceeds were not received, but placed in an escrow until requisitioned for construction funding.
•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $891 to adjust the Company’s Hedging Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.
•	The Company recorded an increase of $2,593 to minority interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with a put option held by a joint venture partner. This put option allows our partner to put their interest in the investment to the Company at the future fair market value.
•	Common and preferred dividends declared but not paid totaled $60,417.

During the year ended December 31, 2005:
•	165,790 shares of common stock were issued in connection with stock grants, 1,295 shares were issued through the Company’s dividend reinvestment plan, 8,971 shares were issued to a member of the Board of Directors in fulfillment of a deferred stock award, 50,916 shares were withheld to satisfy employees’ tax withholding and other liabilities and 9,965 shares were forfeited, for a net value of $9,317. In addition, the Company granted 696,484 options for common stock, net of forfeitures, at a value of $4,521.
•	49,263 units of limited partnership, valued at $2,202, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.
•	The Company deconsolidated mortgage notes payable in the aggregate amount of $24,869 upon admittance of outside investors into the Fund (as defined in Note 6, “Investments in Unconsolidated Entities”).
•	The Company assumed fixed rate debt of $4,566 as part of the acquisition of an improved land parcel.
•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $2,626 to adjust the Company’s Hedging Derivatives to their fair value.
•	Common and preferred dividends declared but not paid totaled $54,476.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Organization and Significant Accounting Policies
Organization
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (“the Code”), as amended. The Company focuses on the ownership and operation of apartment communities in high barrier-to-entry markets of the United States. These markets are located in the Northeast, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the country.
At December 31, 2007, the Company owned or held a direct or indirect ownership interest in 163 operating apartment communities containing 45,932 apartment homes in ten states and the District of Columbia, of which eight communities containing 2,231 apartment homes were under reconstruction. The operations of 139 of these communities, containing 40,509 apartment homes are consolidated for financial reporting purposes. In addition, the Company owned or held a direct or indirect ownership interest in 21 communities under construction that are expected to contain an aggregate of 6,816 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 48 communities that, if developed as expected, will contain an estimated 13,656 apartment homes.
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
The Company assesses consolidation of variable interest entities under the guidance of FIN 46(R). The Company accounts for joint venture entities and subsidiary partnerships, including those structured as DownREITs, that are not variable interest entities, in accordance with EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and EITF Topic D-46, “Accounting for Limited Partnership Investments.” The Company uses EITF Issue No. 04-5 to evaluate the partnership of each joint venture entity and determine whether control over the partnership, as defined by the EITF, lies with the general partner, or the limited partners, when the limited partners have certain rights. The general partner in a limited partnership is presumed to control that limited partnership, unless that presumption is overcome by the limited partners having either: (i) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve the limited partnership or otherwise remove the general partner without cause; or (ii) substantive participating rights. If the Company is the general partner and has control over the partnership, or if the Company’s limited partnership ownership includes the ability to dissolve the partnership, or has substantive participating rights, as discussed above, the Company consolidates the investments. If the Company is not the general partner, or the Company’s partnership interest does not contain either of the above terms which overcome the presumption of control in a limited partnership residing with the general partner, the Company then looks to the guidance in SOP 78-9, APB No. 18 and EITF Topic D-46 to determine the accounting framework to apply. The Company generally uses the equity method to account for these investments unless its ownership interest is so minor that it has virtually no influence over the partnership’s operating and financial policies. Investments in which the Company has little or no influence are accounted for using the cost method.

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
If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the years ended December 31, 2007, 2006 or 2005.
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

In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $6,974 in 2007, $2,115 in 2006 and $816 in 2005. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
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
It is the Company’s policy to perform a quarterly qualitative analysis to determine if there are changes in circumstances that suggest the carrying value of a long-lived asset may not be recoverable. If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company compares the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company did not recognize an impairment loss on any of its operating communities during the years ended December 31, 2007, 2006 or 2005.

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
The following reconciles net income available to common stockholders to taxable net income for the years ended December 31, 2007, 2006 and 2005 (unaudited):

	2007	2006	2005
	Estimate	Actual	Actual

Net income available to common stockholders	$349,460	$257,846	$301,768
Dividends attributable to preferred stock, not deductible for tax	8,700	8,700	8,700
GAAP gain on sale of communities less than tax gain	11,808	7,242	9,345
Depreciation/Amortization timing differences on real estate	(49,971)	(21,974)	(13,503)
Tax compensation expense in excess of GAAP	(29,067)	(26,540)	(18,969)
Other adjustments	12,259	13,335	8,423

Taxable net income	$303,189	$238,609	$295,764

The following summarizes the tax components of the Company’s common and preferred dividends declared for the years ended December 31, 2007, 2006 and 2005 (unaudited):

	2007	2006	2005

Ordinary income	35%	48%	9%
15% capital gain	54%	43%	77%
Unrecaptured §1250 gain	11%	9%	14%
Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $19,368 at December 31, 2007 and was $16,179 at December 31, 2006.
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
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement requires that derivatives be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. For cash flow hedge relationships, changes in the fair value of the derivative instrument that are deemed effective at offsetting the risk being hedged are reported in other comprehensive income. For cash flow hedges where the cumulative changes in the fair value of the derivative exceed the cumulative changes in fair value of the hedged item, the ineffective portion is recognized in current period earnings. As of December 31, 2007 and December 31, 2006, the Company had approximately $213,108 and $262,000, respectively, in variable rate debt subject to cash flow hedges. As of December 31, 2007, the Company did not apply hedge accounting for an additional $92,400 in variable rate debt which is subject to interest rate caps. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.

Comprehensive Income
Comprehensive income, as reflected on the Consolidated Statements of Operations and Other Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive loss as reflected on the Consolidated Statements of Stockholders’ Equity reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
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

	For the year ended
	12-31-07	12-31-06	12-31-05
Basic and diluted shares outstanding
Weighted average common shares — basic	78,680,043	74,125,795	72,952,492
Weighted average DownREIT units outstanding	105,859	172,255	474,440
Effect of dilutive securities	1,071,025	1,288,848	1,332,386

Weighted average common shares — diluted	79,856,927	75,586,898	74,759,318

Calculation of Earnings per Share — basic
Net income available to common stockholders	$349,460	$257,846	$301,768

Weighted average common shares — basic	78,680,043	74,125,795	72,952,492

Earnings per common share — basic	$4.44	$3.48	$4.14

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$349,460	$257,846	$301,768
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	280	391	1,363

Adjusted net income available to common stockholders	$349,740	$258,237	$303,131

Weighted average common shares — diluted	79,856,927	75,586,898	74,759,318

Earnings per common share — diluted	$4.38	$3.42	$4.05

Certain options to purchase shares of common stock in the amounts of 335,856 and 3,000 were outstanding during the years ended December 31, 2007 and December 31, 2006, respectively, but were not included in the computation of diluted earnings per share because in applying the treasury stock method under the provisions of SFAS No. 123(R), “Share Based Payments,” as discussed below, such options are anti-dilutive. Employee options to purchase shares of common stock of 4,500 were outstanding during the year ended December 31, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the period and therefore, are anti-dilutive.

Stock-Based Compensation
Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s stock option plans vest over a three-year period. Therefore, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the years ended December 31, 2007 and 2006 is the same as the cost that would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. However, the cost related to stock-based employee compensation for employee stock options included in the determination of net income for the year ended December 31, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards granted since the original effective date of SFAS No. 123. If the fair value based method had been applied to all outstanding and unvested awards in the year ended December 31, 2005, net income would have been $112 lower for the year ended December 31, 2005. There would not have been any material impact on earnings per common share — diluted for the year ended December 31, 2005.
The Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method on January 1, 2006. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations. However, the adoption of SFAS No. 123(R) changed the service period for, and timing of, the recognition of compensation cost related to retirement eligibility, which will generally result in accelerated expense recognition by the Company for its stock-based compensation programs. For the year ended December 31, 2005, the Company recorded compensation cost over the vesting period, regardless of eligibility for retirement (see Note 8, “Commitments and Contingencies,” for a discussion of the Company’s retirement plan). If the Company had recorded compensation cost based on retirement eligibility, the increase to compensation cost during the year ended December 31, 2005 would not have been material.
Under the provisions of SFAS No. 123(R), the Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. Prior to the adoption of SFAS No. 123(R), option forfeitures were recognized as they occurred. The forfeiture rate at December 31, 2007 was 2.3%. The application of estimated forfeitures did not materially impact compensation expense for the year ended December 31, 2007 or 2006.
Assets Held for Sale & Discontinued Operations
The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which requires that the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, be presented separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s Consolidated Statements of Operations and Other Comprehensive Income. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded. For those assets qualifying for classification as discontinued operations, the community specific components of net income presented as discontinued operations include net operating income, minority interest expense, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations under SFAS 144, the Company reclassified the results of operations to discontinued operations in accordance with SFAS 144. Subsequent to the reclassification to discontinued operations, the impact of assets classified as discontinued operations on the Consolidated Statements of Operations and Other Comprehensive Income will include depreciation. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the Company’s financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows.

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
Recently Issued Accounting Standards
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”), on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no material effect on either the financial condition or results of operations of the Company as a result of implementing FIN 48. We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2004 through 2006.
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
In December 2007, the FASB issued Statement No. 141(R), “Business Combinations.” This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008 and will only impact the accounting for acquisitions subsequent to adoption of the standard.
In December 2007, the FASB issued Statement No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” Under this statement, noncontrolling interests are considered equity and thus our practice of reporting minority interests in the mezzanine section of the consolidated balance sheet will be eliminated. Also, under the new standard, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the consolidated statement of operations and other comprehensive income of the attribution of that income between controlling and noncontrolling interests. Last, increases and decreases in noncontrolling interests will be treated as equity transactions. The standard is effective for fiscal years ending after December 15, 2008.
In December 2007, the FASB ratified the consensus of Emerging Issues Task Force on Issue 07-6 “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 (“SFAS 66”) When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”). EITF 07-6 addresses the impact of a buy-sell clause contained within a joint venture agreement on a seller’s continuing involvement in the entity and corresponding ability to recognize profit on a sale of real estate to the joint venture, in which they retain a partial ownership interest. In EITF 07-6, the Task Force reached a consensus that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sales treatment under SFAS 66. However, a buy-sell clause may constitute a prohibited form of continuing involvement that precludes partial sales treatment if the buyer cannot act independently from the seller or if the seller is economically compelled to reacquire the other partner’s interest in the jointly owned entity. EITF 07-6 is effective for new arrangements entered into in fiscal years beginning after December 15, 2007 and interim periods within those fiscal years.

2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest associated with communities under development or redevelopment totaled $73,118 for 2007, $46,388 for 2006 and $25,284 for 2005.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of December 31, 2007 and December 31, 2006 are summarized below. The following amounts and discussion do not include the mortgage notes related to three communities classified as held for sale as of December 31, 2006 as shown in the Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	12-31-07	12-31-06
Fixed rate unsecured notes (1)	$1,893,499	$2,153,078
Fixed rate mortgage notes payable — conventional and tax-exempt	230,050	210,114
Variable rate mortgage notes payable — conventional and tax-exempt	570,153	438,236

Total notes payable and unsecured notes	2,693,702	2,801,428
Variable rate unsecured credit facility	514,500	—

Total mortgage notes payable, unsecured notes and unsecured credit facility	$3,208,202	$2,801,428

(1)	Balances at December 31, 2007 and December 31, 2006 include $2,501 and $2,922 of debt discount, respectively.
The following debt activity occurred during the year ended December 31, 2007:
•	we issued $16,926 of variable rate mortgage debt for an operating community in June, maturing in May 2012;
•	we repaid $15,980 of mortgage debt, secured by the assets of an operating community in July;
•	we assumed $3,941 of fixed rate mortgage debt in conjunction with the acquisition of an operating community in July 2007 and subsequently defeased the note in December 2007;
•	we issued $100,000 of variable rate, tax-exempt debt for a development community in September, maturing in November 2040;
•	we repaid $150,000 in previously issued unsecured notes in August 2007, along with any unpaid interest, pursuant to their scheduled maturity;
•	we issued $42,200 of fixed rate, tax-exempt mortgage debt for an operating community in September 2007, maturing in October 2047;
•	in conjunction with the sale of a community we were relieved of our obligation related to the mortgage note secured by the assets of the community in the amount of $8,116, as it was assumed by the purchaser in September;
•	we repaid $110,000 in previously issued unsecured notes in December 2007, along with any unpaid interest, pursuant to their scheduled maturity;
•	we borrowed $514,500 under our unsecured credit facility; and
•	we increased our borrowing capacity under our unsecured credit facility by $350,000, to $1,000,000.
In the aggregate, secured notes payable mature at various dates from October 2008 through April 2043 and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,202,135 as of December 31, 2007). As of December 31, 2007, the Company has guaranteed approximately $108,575 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 6.5% and 6.8% at December 31, 2007 and December 31, 2006, respectively. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility, including the effect of certain financing related fees, was 5.4% at December 31, 2007 and 5.8% at December 31, 2006.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2007 are as follows:

			Unsecured	Stated
	Secured notes	Secured notes	notes	interest rate of
Year	payments	maturities	maturities	unsecured notes
2008	8,788	4,432	50,000	6.625%
			146,000	8.250%
2009	6,204	76,141	150,000	7.500%
2010	6,226	29,388	200,000	7.500%
2011	5,324	36,579	300,000	6.625%
			50,000	6.625%
2012	4,265	27,143	250,000	6.125%
			250,000	5.500%
2013	4,610	—	100,000	4.950%
2014	4,988	33,100	150,000	5.375%
2015	5,396	—	—	—
2016	5,838	—	250,000	5.750%
2017	6,328	44,700	—	—
Thereafter	253,707	237,046	—	—

	$311,674	$488,529	$1,896,000

The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.
In November 2007 we increased our borrowing capacity under our existing revolving variable rate unsecured credit facility from $650,000 to $1,000,000. The facility is with a syndicate of commercial banks, to whom we pay, in the aggregate, an annual facility fee of approximately $1,250. The Company had $514,500 outstanding under the current credit facility and $61,689 outstanding in letters of credit on December 31, 2007. At December 31, 2006 there were no amounts outstanding under the current facility and $38,713 outstanding in letters of credit. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum (5.81% at December 31, 2007). The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on the Company’s credit rating. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $422,500. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company did not have any amounts outstanding under this competitive bid option as of December 31, 2007. The Company is in compliance with certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.

4. Stockholders’ Equity
As of both December 31, 2007 and 2006, the Company had authorized for issuance 140,000,000 and 50,000,000 shares of common and preferred stock, respectively. As of December 31, 2007, the Company has the following series of redeemable preferred stock outstanding at a stated value of $100,000. This series has no stated maturity and is not subject to any sinking fund or mandatory redemptions.

	Shares outstanding	Payable	Annual	Liquidation	Non-redeemable
Series	December 31, 2007	quarterly	rate	preference	prior to

H	4,000,000	March, June, September, December	8.70%	$25.00	October 15, 2008
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
During the year ended December 31, 2007, the Company:
(i)	issued 4,600,000 shares of common stock in connection with an equity offering;
(ii)	issued 474,496 shares of common stock in connection with stock options exercised;
(iii)	issued 19,231 shares of common stock to acquire an equal number of DownREIT limited partnership units;
(iv)	issued 2,929 shares through the Company’s dividend reinvestment plan;
(v)	issued 75,231 common shares in connection with stock grants;
(vi)	issued 8,577 common shares through the Company’s Employee Stock Purchase Plan;
(vii)	had 8,609 shares of restricted stock forfeited;
(viii)	withheld 41,000 shares to satisfy employees’ tax withholding and other liabilities; and
(ix)	purchased 2,480,616 shares through the Company’s stock repurchase program.
In addition, the Company granted 344,429 options for common stock to employees. As required under SFAS No. 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during the year ended December 31, 2007 is not reflected on the Company’s Consolidated Balance Sheet as of December 31, 2007, and will not be reflected until earned as compensation cost.
Dividends per common share were $3.40 for the year ended December 31, 2007, $3.12 for the year ended December 31, 2006 and $2.84 for the year ended December 31, 2005. The average dividend for all non-redeemed preferred shares during 2007, 2006 and 2005 was $2.18 per share. No preferred shares were redeemed in 2007, 2006 or 2005.
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
In January 2007, the Company filed a new shelf registration statement with the Securities and Exchange Commission, allowing the Company to sell an undetermined number or amount of certain debt and equity securities as defined in the prospectus. In addition, in conjunction with its inclusion in the S&P 500 Index in January 2007, the Company issued 4,600,000 shares of its common stock at $129.30 per share, resulting in net proceeds in the amount of approximately $594,000.
During 2007, the Company announced that its Board of Directors increased to $300,000 the Company’s common stock repurchase program for purchases of shares of its common stock in open market or negotiated transactions. From August 1, 2007 to December 31, 2007, the Company repurchased 2,480,616 shares at an average price of $103.95 per share through this program. The Company did not have any purchases under this program prior to August 1, 2007.

5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt (collectively, the “Hedged Debt”). The Company has not entered into any interest rate hedge agreements for its conventional unsecured debt and does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at December 31, 2007 (dollars in thousands):

	Interest	Interest
	Rate Caps	Rate Swaps
Notional balance	$235,973	$46,337
Weighted average interest rate (1)	5.0%	6.5%
Weighted average capped interest rate	7.5%	n/a
Earliest maturity date	May-09	Jun-10
Latest maturity date	Mar-14	Jul-10
Estimated fair value, asset/(liability)	$115	$(2,808)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
At December 31, 2007, the Company had nine derivatives designated as cash flow hedges and four derivatives not designated as hedges. For the derivative positions that the Company has determined qualify as effective cash flow hedges under SFAS No. 133, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives to their fair value, the Company recorded unrealized gains in other comprehensive income of $213, $891 and $2,626 during the years ended December 31, 2007, 2006 and 2005, respectively. These amounts will be reclassified into earnings in conjunction with the periodic adjustment of the floating rates on the Hedged Debt, in interest expense, net. The amount reclassified into earnings in 2007, as well as the estimated amount included in accumulated other comprehensive income as of December 31, 2007, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material.
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

6. Investments in Real Estate Entities
Investments in Unconsolidated Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities in accordance with the literature as discussed in Note 1, “Organization and Significant Accounting Policies”, under Principles of Consolidation.
In October 2007, the Company completed the sale of its partnership interest in Avalon Grove to its third-party venture partner for $63,446 with a gain in accordance with GAAP of $56,320 reported as a component of equity in income of unconsolidated entities on the Consolidated Statements of Operations and Other Comprehensive Income. Avalon Grove, located in the Fairfield-New Haven market of Connecticut, was previously reported as an unconsolidated real estate investment. The Company will continue to manage this community for a customary property management fee.
As of December 31, 2007, the Company had investments in the following real estate entities:
•	Arna Valley View LP - In connection with the municipal approval process for the development of a consolidated community, the Company agreed to participate in the formation of a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community located in Arlington, Virginia. This community has affordable rents for 100% of apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community. A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. As of December 31, 2007, Arna Valley View has $5,635 of variable rate, tax-exempt bonds outstanding, which mature in June 2032. In addition, Arna Valley View has $4,938 of 4% fixed rate county bonds outstanding that mature in December 2030. Arna Valley View’s debt is neither guaranteed by, nor recoursed to the Company. Due to the Company’s limited ownership in this venture and the terms of the management agreement regarding the rights of the limited partners, it is accounted for using the cost method.

•	CVP I, LLC - In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place, a 361 apartment-home community located in New York, New York, for which construction was completed in late 2005. The Company has contributed $6,270 to this joint venture and holds a 20% equity interest (with a right to 50% of distributions after achievement of a threshold return, which was achieved in 2007). The Company is the managing member of CVP I, LLC, however, property management services at the community are performed by an unrelated third party. In connection with the construction management services that the Company provided to CVP I, LLC during the development of Avalon Chrystie Place, the Company provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to the construction financing. Upon completion of the construction of Avalon Chrystie Place in 2006, the Company was released from all obligations associated with this guarantee.

As of December 31, 2007, CVP I, LLC has tax-exempt variable rate bonds in the amount of $117,000 outstanding, which have a permanent credit enhancement and mature in February 2036. The Company has guaranteed, under limited circumstance, the repayment to the credit enhancer of any advance in fulfillment of CVP I LLC’s repayment obligations under the bonds. The Company has also guaranteed the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project overall once tenant improvements related to a retail tenant are complete, which is expected in the first half of 2008. The Company’s maximum obligation under this guarantee at December 31, 2007 was $121,000. The Company’s 80% partner in this venture has agreed that it will reimburse the Company its pro rata share of any amounts paid relative to these guaranteed obligations. The Company does not currently expect to incur any liability under either of these guarantees. The estimated fair value of, and the Company’s obligation under these guarantees, both at inception and as of December 31, 2007 were not significant. As a result the Company has not recorded any obligation associated with these guarantees at December 31, 2007. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.

•	Avalon Del Rey Apartments, LLC - In March 2004, the Company entered into an agreement with an unrelated third party which provided that, upon construction completion, Avalon Del Rey would be owned and operated by a joint venture between the Company and the third-party. Avalon Del Rey is a 309 apartment-home community located in Los Angeles, California. Construction for Avalon Del Rey was completed during the third quarter of 2006. During the fourth quarter of 2006, the third-party venture partner invested $49,000 and was granted a 70% ownership interest in the venture, with the Company retaining a 30% equity interest (see Note 7, “Real Estate Disposition Activities”). The Company will continue to be responsible for the day-to-day operations of the community and will be the management agent subject to the terms of a management agreement. Avalon Del Rey Apartments, LLC has a variable rate $50,000 secured construction loan, of which $40,845 is outstanding as of December 31, 2007 and which matures in September 2009, subject to the exercise of an additional one-year extension option. In conjunction with the construction management services that the Company provided to Avalon Del Rey Apartments, LLC, the Company has provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to construction financing. Although the obligation of the Company under this guarantee exists at December 31, 2007, the Company does not have any potential liability at December 31, 2007, as construction has been completed. This guarantee will terminate following satisfaction of the lender’s standard completion requirements, which the Company expects to occur in 2008.

In conjunction with the admittance of the joint venture partner to the LLC, the Company provided the third-party investor an operating guarantee. This guarantee, which extended for one year, provided that if the one-year return for the initial year of the joint venture partner’s investment is less than a threshold return of 7% on its initial equity investment, that the Company would pay the joint venture partner an amount equal to the shortfall, up to the 7% threshold return required. Over the guarantee period, the cash flows and return on investment for Avalon Del Rey exceeded the initial year threshold return required by our joint venture partner, satisfying all obligations of the Company under this guarantee.

Concurrent with the satisfaction of the operating guarantee in the fourth quarter of 2007, the Company recognized the sale of the 70% ownership interest in the entity that owns Avalon Del Rey, reporting a gain of $3,607 as a component of equity in income of unconsolidated entities on the Consolidated Statements of Operations and Other Comprehensive Income. Therefore, in the fourth quarter of 2007, the Company began to account for its investment in the joint venture under the equity method of accounting.

•	Juanita Construction, Inc. - In April 2004, a taxable REIT subsidiary of the Company entered into an agreement to develop Avalon at Juanita Village, a 211 apartment-home community located in Kirkland, Washington, for which construction was completed in late 2005. Avalon at Juanita Village was developed through Juanita Construction, Inc., a wholly-owned taxable REIT subsidiary and was sold to a joint venture in the first quarter of 2006, at which point, the subsidiary was reimbursed for all the costs of construction and retained a promoted residual interest in the profits of the joint venture. The third-party joint venture partner received a 100% equity interest in the joint venture and will control the joint venture. The Company was engaged to manage the community for a property management fee. This community is unconsolidated for financial reporting purposes effective with the sale to the joint venture.

•	Aria at Hathorne LLC - In the second quarter of 2007, a wholly owned taxable REIT subsidiary entered into an LLC agreement with a joint venture partner to develop 64 for-sale townhomes with a total capital cost of $23,636 in Danvers, Massachusetts. The homes will be developed during 2008 and 2009 on an outparcel adjacent to our Avalon Danvers rental apartment community. The outparcel was zoned for for-sale activity, and was contributed to the LLC by the subsidiary of the Company in exchange for a 50% ownership interest. The LLC has $726 outstanding on a variable rate $5,400 secured construction loan and $2,744 outstanding on a $3,200 variable rate development loan as of December 31, 2007. The Company’s joint venture partner has provided a payment and completion guarantee to both the acquisition and development and the construction loan lender. The Company accounts for this investment under the equity method.

•	MVP I, LLC - In December 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II. Construction for Avalon at Mission Bay North II, a 313 apartment-home community located in San Francisco, California, was completed in December 2006. The Company has contributed $5,902 to this venture and holds a 25% equity interest. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. To fund the construction of Avalon at Mission Bay North II, MVP I, LLC executed a variable rate $94,400 secured construction loan. In conjunction with the construction management services that the Company provided to MVP I, LLC, the Company provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to construction financing. In the fourth quarter of 2007, all of the lender’s standard completion requirements have been satisfied and the obligation of the Company under this guarantee terminated. In December 2007, MVP I, LLC repaid the construction loan, concurrently executing a seven-year, fixed rate conventional loan. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.

•	AvalonBay Value Added Fund, L.P. (the “Fund”) - In March 2005, the Company admitted outside investors into the Fund, a private, discretionary investment vehicle, which will acquire and operate communities in the Company’s markets. The Fund will serve, until March 16, 2008 or until 80% of its committed capital is invested, as the principal vehicle through which the Company will acquire apartment communities, subject to certain exceptions. The Fund has nine institutional investors, including the Company, and a combined equity capital commitment of $330,000. A significant portion of the investments made in the Fund by its investors are being made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000 to the Fund and the Fund REIT, representing a 15.2% combined general partner and limited partner equity interest, with $43,399 of this commitment funded as of December 31, 2007. The Fund has invested $777,568 as of December 31, 2007. Management of the Fund expects to invest approximately $46,000 of additional funds to redevelop the assets acquired, at which time the Fund will become fully invested. Upon the admittance of the outside investors, the Fund held four communities, containing a total of 879 apartment homes with an aggregate gross real estate value of $112,852, that were acquired in 2004. Prior to the admittance of outside investors, the Fund was directly or indirectly wholly-owned by the Company, and therefore the revenues and expenses, and assets and liabilities of these four communities were consolidated in the Company’s results of operations and financial position. However, upon admittance of the outside investors in March 2005, the Company deconsolidated the revenue and expenses, and assets and liabilities of these four communities and accounts for its 15.2% equity interest in the Fund under the equity method of accounting. The Company received net proceeds of $87,948 as reimbursement for acquiring and warehousing these communities. The Company receives asset management fees, property management fees and redevelopment fees, as well as a promoted interest if certain thresholds are met (which were not achieved in 2007).

As of December 31, 2007, the Fund owns the following 20 communities, subject to certain mortgage debt. In addition, as of December 31, 2007, the Fund has $47,400 outstanding under its variable rate credit facility, which matures in January 2008. The Company has not guaranteed any of the Fund debt, nor does it have any obligation to fund this debt should the Fund be unable to do so.
•	Avalon at Redondo Beach, a 105 apartment-home community located in Los Angeles, California. As of December 31, 2007, Avalon at Redondo Beach has $16,765 in 4.8% fixed rate debt outstanding, which matures in October 2011;

•	Avalon Lakeside, a 204 apartment-home community located in Chicago, Illinois. As of December 31, 2007, Avalon Lakeside has $12,056 in 5.7% fixed rate debt outstanding which matures in March 2012;

•	Avalon Columbia, a 170 apartment-home community located in Baltimore, Maryland. As of December 31, 2007, Avalon Columbia has $22,275 in 5.5% fixed rate debt outstanding, which matures in April 2012;

•	Avalon Redmond, a 400 apartment-home community located in Seattle, Washington. As of December 31, 2007, Avalon Redmond has $36,500 in 5.0% fixed rate debt outstanding, which matures in July 2012;

•	Avalon at Poplar Creek, a 196 apartment-home community located in Chicago, Illinois. As of December 31, 2007, Avalon at Poplar Creek has $16,500 in 4.8% fixed rate debt outstanding, which matures in October 2012;

•	Avalon Sunset, an 82 apartment-home community located in Los Angeles, California. As of December 31, 2007, Avalon Sunset has $12,750 in 5.4% fixed rate debt outstanding, which matures in February 2014;

•	Avalon at Civic Center, a 192 apartment-home community located in Norwalk, California. As of December 31, 2007, Avalon at Civic Center has $23,806 in 5.3% fixed rate debt outstanding, which matures in August 2013;

•	Avalon Paseo Place, a 134 apartment-home community located in Fremont, California. As of December 31, 2007, Avalon Paseo Place has $11,800 in 5.7% fixed rate debt outstanding, which matures in November 2013;

•	Avalon Yerba Buena, a 160 apartment-home community located in San Francisco, California. As of December 31, 2007, Avalon Yerba Buena has $41,500 in 5.9% fixed rate debt outstanding, which matures in March 2014;

•	Avalon at Aberdeen Station, a 290 apartment-home community located in Aberdeen, New Jersey. As of December 31, 2007, Avalon at Aberdeen Station has $34,456 in 5.7% fixed rate debt outstanding, which matures in September 2013;

•	The Springs, a 320 apartment-home community located in Corona, California. As of December 31, 2007, The Springs has $26,000 in 6.1% fixed rate debt outstanding, which matures in October 2014;

•	The Covington, a 256 apartment-home community located in Lombard, Illinois. As of December 31, 2007, The Covington has $17,243 in 5.4% fixed rate debt outstanding, which matures in January 2014;

•	Avalon Cedar Place, a 156 apartment-home community located in Columbia, Maryland. As of December 31, 2007, Avalon Cedar Place has $12,000 in 5.7% fixed rate debt outstanding, which matures in February 2014;

•	Avalon Centerpoint, a 392 apartment-home community located in Baltimore Maryland. As of December 31, 2007, Avalon Centerpoint has $45,000 in 5.7% fixed rate debt outstanding, which matures in December 2013;

•	Middlesex Crossing, a 252 apartment-home community located in Billerica, Massachusetts. As of December 31, 2007, Middlesex Crossing has $24,100 of 5.5% fixed rate debt outstanding, which matures in December 2013;

•	Avalon Crystal Hill, a 168 apartment-home community located in Ponoma, New York. As of December 31, 2007, Avalon Crystal Hill has $24,500 of 5.4% fixed rate debt outstanding, which matures in December 2013;

•	Skyway Terrace, a 348 apartment-home community located in San Jose, California. As of December 31, 2007, Skyway Terrace has $37,500 of 6.1% fixed rate debt outstanding, which matures in March 2014;

•	Avalon Rutherford Station, a 108 apartment-home community located in East Rutherford, New Jersey. As of December 31, 2007, Avalon Rutherford Station has $20,653 of 6.1% fixed rate debt outstanding, which matures in September 2016;

•	South Hills Apartments, an 85 apartment-home community located in West Covina, California. As of December 31, 2007, South Hills Apartments has $11,762 of 5.9% fixed rate debt outstanding, which matures in December 2013; and

•	Colonial Towers/South Shore Manor, a 211 apartment-home community located in Weymouth, Massachusetts. Colonial Towers/South Shore Manor had no debt outstanding at December 31, 2007.
In addition, as part of the formation of the Fund, the Company provided a guarantee to one of the limited partners. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $6,510 as of December 31, 2007). As of December 31, 2007, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under a liquidation scenario. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of December 31, 2007 was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2007.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	12-31-07	12-31-06
	(unaudited)	(unaudited)
Assets:
Real estate, net	$997,319	$724,795
Other assets	31,774	55,716

Total assets	$1,029,093	$780,511

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$719,310	$510,784
Other liabilities	20,496	51,108
Partners’ capital	289,287	218,619

Total liabilities and partners’ capital	$1,029,093	$780,511

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented:

	For the year ended
	12-31-07	12-31-06	12-31-05
	(unaudited)	(unaudited)	(unaudited)
Rental income	$92,075	$67,207	$35,826
Operating and other expenses	(40,090)	(30,913)	(19,582)
Gain on sale of communities	—	26,661	—
Interest expense, net	(40,791)	(23,545)	(7,648)
Depreciation expense	(26,622)	(18,054)	(8,482)

Net income (loss)	$(15,428)	$21,356	$114

In conjunction with the acquisition and development of the investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $5,375 at December 31, 2007 and $7,491 at December 31, 2006 of the respective investment balances.
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

The following is a summary of the Company’s equity in income (loss) of unconsolidated entities for the years presented:

	For the year ended
	12-31-07	12-31-06	12-31-05
Town Grove, LLC	$57,821	$1,457	$1,286
Avalon Del Rey, LLC	3,616	—	—
CVP I, LLC	567	(68)	(339)
Town Run Associates	107	298	266
Avalon Terrace, LLC(1)	22	6,736	58
MVP I, LLC	(1,261)	(662)	(57)
AvalonBay Value Added Fund, L.P.	(1,775)	(799)	(341)
AvalonBay Redevelopment LLC	—	—	73
Rent.com	—	433	6,252
Constellation Real Technologies	72	60	—

Total (2)	$59,169	$7,455	$7,198

(1)	Equity in income from this entity for 2006 includes a gain of $6,609 for the Company’s 25% share of the gain from the fourth quarter disposition of Avalon Bedford, the sole asset held by Avalon Terrace, LLC.
(2)	This table does not include Aria at Hathorne. As a development community, all costs are being capitalized, resulting in no reportable income.
7. Real Estate Disposition Activities
During the year ended December 31, 2007, the Company sold four communities: Avalon View, located in Wappingers Falls, New York, San Marino, located in San Jose, California, Avalon West, located in Westborough, Massachusetts and Avalon at Stevens Pond, located in Saugus, Massachusetts. These four communities contained a total of 982 apartment homes and were sold for an aggregate sales price of $204,650. The Company also sold its interest in Avalon Grove, which contained 402 apartment homes for a sales price of $63,446. The sale of these communities and partnership interest resulted in a gain in accordance with GAAP of $162,807. Details regarding the community asset sales are summarized in the following table:

		Period	Apartment		Gross sales	Net
Community Name	Location	of sale	homes	Debt	price	proceeds
Avalon View	Wappingers Falls, NY	Q307	288	$—	$54,000	$53,293
San Marino	San Jose, CA	Q307	248	—	55,000	54,333
Avalon West	Westborough, MA	Q307	120	8,116	18,000	9,585
Avalon at Stevens Pond	Saugus, MA	Q407	326	—	77,650	76,784
Avalon Grove (1)	Stamford, CT	Q407	402	—	63,446	63,401

Total of all 2007 asset sales			1,384	$8,116	$268,096	$257,396

Total of all 2006 asset sales			1,036	$37,200	$261,850	$218,492

Total of all 2005 asset sales			1,305	$—	$351,450	$344,185

(1)	The Company held and sold its 50% ownership interest in the LLC that developed, owned and operated Avalon Grove. The Company will continue to manage this community for a customary property management fee.
As of December 31, 2007, the Company had no communities that qualified as discontinued operations or held for sale under the provisions of SFAS No. 144.
In accordance with the requirements of SFAS No. 144, the operations for any communities sold from January 1, 2005 through December 31, 2007 and the communities that qualified as discontinued operations as of December 31, 2007 have been presented as discontinued operations in the accompanying Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.

The following is a summary of income from discontinued operations for the periods presented:

	For the year ended
	12-31-07	12-31-06	12-31-05
Rental income	$10,911	$17,658	$42,336
Operating and other expenses	(4,043)	(6,491)	(14,441)
Interest expense, net	(687)	(1,862)	(1,927)
Depreciation expense	(2,176)	(3,687)	(6,842)

Income from discontinued operations	$4,005	$5,618	$19,126

The Company’s Consolidated Balance Sheets include other assets (excluding net real estate) of $0 and $3,821 as of December 31, 2007 and December 31, 2006, respectively, and other liabilities of $0 as of December 31, 2007 and $69,100 as of December 31, 2006, relating to real estate assets sold or classified as held for sale.
During the year ended December 31, 2007, the Company sold one parcel of land through a taxable REIT subsidiary, located in the Mid-Atlantic, for a sales price of $5,800, resulting in a gain of $545 under GAAP. The Company had gains on the sales of land parcels of $13,519 in 2006, and $4,479 in 2005.
8. Commitments and Contingencies
Employment Agreements and Arrangements
As of December 31, 2007, the Company had employment agreements with four executive officers. The employment agreements provide for severance payments and generally provide for accelerated vesting of stock options and restricted stock in the event of a termination of employment (except for a termination by the Company with cause or a voluntary termination by the employee). The current terms of these agreements end on dates that vary between November 2008 and June 2009. The employment agreements provide for one-year automatic renewals (two years in the case of the Chief Executive Officer (“CEO”)) after the initial term unless an advance notice of non-renewal is provided by either party. Upon a notice of non-renewal by the Company, each of the officers may terminate his employment and receive a severance payment. Upon a change in control, the agreements provide for an automatic extension of up to three years from the date of the change in control. The employment agreements provide for base salary and incentive compensation in the form of cash awards, stock options and stock grants subject to the discretion of, and attainment of performance goals established by the Compensation Committee of the Board of Directors.
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
Construction and Development Contingencies
In connection with the pursuit of a Development Right in Pleasant Hill, California, $125,000 in bond financing was issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the possible future construction of a multifamily rental community by PHVP I, LLC. The bond proceeds were immediately invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This Development Right is planned as a mixed-use development, with residential, for-sale, retail and office components. The bond proceeds will remain in the GIC until June 2008, at which time a loan will be made to PHVP I, LLC to fund construction of the multifamily portion of the development, or the bonds will be redeemed by the Agency. Although the Company does not have any equity or economic interest in PHVP I, LLC at this time, the Company holds an option to make a capital contribution to PHVP I, LLC in exchange for a 99% general partner interest in the entity. Should the Company decide not to exercise this option, the bonds will be redeemed, and a loan will not be made to PHVP I, LLC. The bonds are payable from the proceeds of the GIC and are non-recourse to both PHVP I, LLC and to the Company. There is no loan payable outstanding by PHVP I, LLC as of December 31, 2007.
In addition, as part of providing construction management services to PHVP I, LLC for the construction of a public garage, the Company has provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. The Company’s obligations under this guarantee will terminate following construction completion of the garage once all of the lender’s standard completion requirements have been satisfied, which the Company currently expects to occur in 2008. In the third quarter of 2006, significant modifications were requested by the local transit authority to change the garage structure design. The Company does not believe that the requested design changes will impact the construction schedule. However, it is expected that these changes will increase the original budget by an amount up to $5,000. The Company believes that substantially all potential additional amounts are reimbursable from unrelated third parties. At this time, the Company does not believe that it is probable that it will incur any additional costs. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of December 31, 2007 was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2007.
Legal Contingencies
The Company is currently involved in litigation alleging that 100 communities currently or formerly owned by the Company violated the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit, Equal Rights Center v. AvalonBay Communities, Inc., was filed on September 23, 2005 in the federal district court in Maryland. The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief (such as modification of existing communities), an award of attorneys’ fees, expenses and costs of suit. The Company has filed a motion to dismiss all or parts of the suit, which has not been ruled on yet by the court. The Company cannot predict or determine the outcome of this lawsuit, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision.
During 2006, the Company determined that contaminated soil from imported fill was delivered to its Avalon Lyndhurst development site by third parties. The contaminants exceeded allowable levels for residential use under New Jersey state and local regulations. The remediation effort is complete. The net cost associated with this remediation effort, after considering insurance proceeds received to date and including costs associated with construction delays, is approximately $6,000. The Company is pursuing the recovery of these additional net costs from the third parties involved, but no assurance can be given as to the amount or timing of reimbursements to the Company. The Company recorded these incremental costs as incurred, and is recording potential recoveries as they become certain or are received. Although the net costs to complete construction of this community exceeded the original construction budget, the Company has determined that there is not an impairment in the value of this asset which would require a write down in the carrying value. The Company will continue to review this assessment based on changes in circumstances or market conditions.

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
Lease Obligations
The Company owns 11 apartment communities which are located on land subject to land leases expiring between November 2028 and March 2142. In addition, the Company leases certain office space. These leases are accounted for as operating leases under SFAS No. 13, “Accounting for Leases.” These leases have varying escalation terms, and four of these leases have purchase options exercisable between 2008 and 2095. The Company incurred costs of $15,516, $14,850 and $15,163 in the years ended December 31, 2007, 2006 and 2005, respectively, related to these leases.
The following table details the future minimum lease payments under the Company’s current leases:

Payments due by period
2008	2009	2010	2011	2012	Thereafter

$14,412	$14,537	$14,571	$14,613	$14,655	$2,069,951
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
•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year ended December 31, 2007, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2006, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2007.
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
A reconciliation of NOI to net income for the years ended December 31, 2007, 2006 and 2005 is as follows:

	For the year ended
	12-31-07	12-31-06	12-31-05

Net income	$358,160	$266,546	$310,468
Indirect operating expenses, net of corporate income	31,285	28,811	26,675
Investments and investment management	11,737	7,030	4,834
Interest expense, net	97,545	109,184	125,171
General and administrative expense	28,494	24,767	25,761
Equity in income of unconsolidated entities	(59,169)	(7,455)	(7,198)
Minority interest in consolidated partnerships	1,585	573	1,481
Depreciation expense	179,549	160,442	156,455
Gain on sale of real estate assets	(107,032)	(110,930)	(199,766)
Income from discontinued operations	(4,005)	(5,618)	(19,126)

Net operating income	$538,149	$473,350	$424,755

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The table below provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the years ended December 31, 2007, 2006 and 2005 has been adjusted for the communities that were sold from January 1, 2005 through December 31, 2007, or otherwise qualify as discontinued operations as of December 31, 2007, as described in Note 7, “Real Estate Disposition Activities.”

	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)
For the year ended December 31, 2007

Established
Northeast	$276,423	$184,643	3.7%	$1,805,241
Mid-Atlantic	114,144	71,882	6.4%	690,573
Midwest	12,070	7,286	2.3%	92,879
Pacific Northwest	33,594	23,111	17.1%	290,308
Northern California	160,442	116,516	12.6%	1,395,022
Southern California	56,091	40,219	5.9%	349,719

Total Established	652,764	443,657	7.2%	4,623,742

Other Stabilized	47,857	30,325	n/a	356,038
Development / Redevelopment	106,013	64,167	n/a	2,240,744
Land Held for Future Development	n/a	n/a	n/a	288,423
Non-allocated (2)	6,107	n/a	n/a	47,793

Total	$812,741	$538,149	13.7%	$7,556,740

For the year ended December 31, 2006

Established
Northeast	$198,062	$134,001	5.2%	$1,232,590
Mid-Atlantic	100,462	61,870	14.9%	627,789
Midwest	11,478	7,121	7.4%	92,408
Pacific Northwest	33,103	21,819	13.0%	316,089
Northern California	149,531	104,588	11.6%	1,406,401
Southern California	57,632	41,115	9.3%	374,606

Total Established	550,268	370,514	9.4%	4,049,883

Other Stabilized	87,939	55,337	n/a	811,053
Development / Redevelopment	76,356	47,499	n/a	1,324,929
Land Held for Future Development	n/a	n/a	n/a	202,314
Non-allocated (2)	6,866	n/a	n/a	42,437

Total	$721,429	$473,350	11.4%	$6,430,616

For the year ended December 31, 2005

Established
Northeast	$161,399	$108,334	3.8%	$1,032,589
Mid-Atlantic	68,575	48,613	3.9%	387,801
Midwest	11,113	6,627	7.1%	91,755
Pacific Northwest	30,080	19,312	8.0%	315,331
Northern California	143,070	97,434	3.5%	1,454,734
Southern California	48,800	35,319	6.7%	331,315

Total Established	463,037	315,639	4.4%	3,613,525

Other Stabilized	71,682	35,967	n/a	636,073
Development / Redevelopment	116,144	73,149	n/a	1,158,482
Land Held for Future Development	n/a	n/a	n/a	179,739
Non-allocated (2)	4,348	n/a	n/a	30,741

Total	$655,211	$424,755	9.3%	$5,618,560

(1)	Does not include gross real estate assets held for sale of $0, $184,977 and $321,586 as of December 31, 2007, 2006 and 2005, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

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
Shares of common stock of 2,160,738, 1,791,861 and 2,066,308 were available for future option or restricted stock grant awards under the 1994 Plan as of December 31, 2007, 2006 and 2005, respectively. Annually on January 1st, the maximum number available for issuance under the 1994 Plan is increased by between 0.48% and 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.
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
In connection with the Merger, the exercise prices and the number of options under the Avalon 1995 Incentive Plan and the Avalon 1993 Plan were adjusted to reflect the equivalent Bay shares and exercise prices based on the 0.7683 share conversion ratio used in the Merger. Officers, non-employee directors and associates with Avalon 1995 Incentive Plan or Avalon 1993 Plan options may exercise their adjusted number of options for the Company’s common stock at the adjusted exercise price. As of June 4, 1998, the date of the Merger, options and other awards ceased to be granted under the Avalon 1993 Plan or the Avalon 1995 Incentive Plan. Accordingly, there were no options to purchase shares of common stock available for grant under the Avalon 1995 Incentive Plan or the Avalon 1993 Plan at December 31, 2007, 2006 or 2005.

Information with respect to stock options granted under the 1994 Plan, the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:

		Weighted	Avalon 1995	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share

Options Outstanding, December 31, 2004	2,276,818	$42.39	186,262	$36.23
Exercised	(743,524)	41.89	(159,638)	37.82
Granted	725,988	70.09	—	—
Forfeited	(29,504)	55.66	—	—

Options Outstanding, December 31, 2005	2,229,778	$51.40	26,624	$37.09

Exercised	(592,308)	50.09	(22,384)	37.15
Granted	867,113	99.28	—	—
Forfeited	(17,344)	79.72	—	—

Options Outstanding, December 31, 2006	2,487,239	$69.65	4,240	$36.81

Exercised	(471,024)	56.57	(3,472)	36.86
Granted	344,429	147.39	—	—
Forfeited	(38,929)	110.28	—	—

Options Outstanding, December 31, 2007	2,321,715	$83.15	768	$36.61

Options Exercisable:
December 31, 2005	1,158,591	$42.45	26,624	$37.09

December 31, 2006	1,041,360	$47.99	4,240	$36.81

December 31, 2007	1,230,428	$60.84	768	$36.61

For options outstanding at December 31, 2007 under the 1994 Plan, 673,426 options had exercise prices ranging between $31.50 and $59.99 and a weighted average remaining contractual life of 4.2 years, 533,560 options had exercise prices ranging between $60.00 and $89.99 and a weighted average remaining contractual life of 7.1 years, 780,373 options had exercise prices between $90.00 and $119.99 and a weighted average remaining contractual life of 8.1 years and 334,356 options had exercise prices between $120.00 and $149.99 and a weighted average remaining contractual life of 9.1 years. Options outstanding and exercisable at December 31, 2007 for the Avalon 1993 and Avalon 1995 Plans had an exercise price of $36.61 and a weighted average contractual life of less than one year with an intrinsic value of $44. Options outstanding under the 1994 Plan at December 31, 2007 had an intrinsic value of $25,516. Options exercisable at December 31, 2007 under the 1994 plan had a weighted average contractual life of 5.7 years and an intrinsic value of $40,973. The intrinsic value of options exercised during 2007, 2006 and 2005 was $17,895, $49,440 and $80,271, respectively.
The weighted average fair value of the options granted during the year ended December 31, 2007 is estimated at $21.83 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 4.0% over the expected life of the option, volatility of 17.32%, risk-free interest rates of 4.73% and an expected life of approximately seven years. The weighted average fair value of the options granted during 2006 is estimated at $11.47 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.0% over the expected life of the option, volatility of 17.61%, risk-free interest rates of 4.55% and an expected life of approximately seven years. The weighted average fair value of the options granted during 2005 is estimated at $6.40 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.5% over the expected life of the option, volatility of 17.56%, risk-free interest rates of 3.91% and an expected life of approximately seven years. The cost related to stock-based employee compensation for employee stock options included in the determination of net income is based on estimated forfeitures for the given year. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period.

The Company issued restricted stock as part of its stock-based compensation plan during the years ended December 31, 2007, 2006 and 2005. Compensation cost is recognized over the requisite service period, which varies, but does not exceed five years. The fair value of restricted stock is the closing stock price on the date of the grant. Provisions of SFAS No. 123(R) require the Company to recognize compensation cost taking into consideration retirement eligibility. The cost related to stock-based compensation for restricted stock included in the determination of net income is based on actual forfeitures for the given year. Restricted stock awards typically vest over a five-year period with the exception of accelerated vesting provisions. Restricted stock vesting during 2007 had fair values ranging from $36.66 to $147.75 per share. The total fair value of shares vested was $8,590, $7,655 and $8,932 for the years ended December 31, 2007, 2006 and 2005, respectively.
Total stock-based compensation cost recognized in income was $13,502, $10,095 and $4,292 for the years ended December 31, 2007, 2006 and 2005, respectively, and total capitalized stock-based compensation cost was $5,106, $4,014 and $4,046 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, there was a total of $8,480 and $10,850 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively. The unrecognized compensation cost for stock options does not take into account estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.6 years and 2.3 years, respectively.
In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 780,735 shares remaining available for issuance under the plan. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that, as of the applicable election period they have been employed by the Company for 12 months. Under the ESPP, eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions, subject to maximum purchase limitations. The purchase period is a period of seven months beginning each April 1 and ending each October 30. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed, if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 8,577 shares, 10,830 shares and 13,372 shares and recognized compensation expense of $158, $173 and $134 under the ESPP for the years ended December 31, 2007, 2006 and 2005, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed under SFAS No. 123(R), as further discussed in Note 1, “Organization and Significant Accounting Policies.”
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
•	Cash equivalents, rents receivable, accounts and construction payable and accrued expenses, and other liabilities are carried at their face amounts, which reasonably approximate their fair values.

•	Bond indebtedness and notes payable with an aggregate outstanding par amount of approximately $2,696,000 and $2,804,000 had an estimated aggregate fair value of $2,756,890 and $2,910,078 at December 31, 2007 and 2006, respectively.
The Company reports all derivative instruments at fair value in accordance with SFAS No. 133, as amended. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion.

12. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $6,142, $6,259 and $4,304 in the years ended December 31, 2007, 2006 and 2005, respectively. These fees are included in management, development and other fees on the accompanying Consolidated Statements of Operations and Other Comprehensive Income.
In addition, in connection with the construction management services that the Company provided to MVP I, LLC, the entity that owns and developed Avalon at Mission Bay North II, the Company funds certain construction costs that are expected to be reimbursed through construction financing within 30 to 60 days. Although construction was completed in 2006, final payments to vendors are still being funded. The accompanying Consolidated Balance Sheets reflect a receivable in prepaid expenses and other assets in the amounts of $939 as of December 31, 2007 and $5,654 as of December 31, 2006, from MVP I, LLC.
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
The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $855, $1,013 and $966 for the years ended December 31, 2007, 2006 and 2005 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $766 and $778 on December 31, 2007 and December 31, 2006, respectively.

13. Quarterly Financial Information (Unaudited)
The following summary represents the quarterly results of operations for the years ended December 31, 2007 and
2006:

	For the three months ended
	3-31-07	6-30-07	9-30-07	12-31-07

Total revenue (1)	$192,735	$199,498	$208,123	$212,385
Income from continuing operations (1)	$45,383	$49,319	$49,677	$103,289
Income from discontinued operations (1)	$1,137	$1,733	$79,092	$28,530
Net income available to common stockholders	$44,345	$48,877	$126,594	$129,644
Net income per common share — basic (2)	$0.57	$0.62	$1.60	$1.66
Net income per common share — diluted (2)	$0.56	$0.61	$1.58	$1.64

	For the three months ended
	3-31-06	6-30-06	9-30-06	12-31-06

Total revenue (1)	$171,284	$176,711	$183,646	$189,788
Income from continuing operations (1)	$43,586	$33,833	$40,963	$45,135
Income from discontinued operations (1)	$67,528	$33,173	$1,150	$1,178
Net income available to common stockholders	$108,939	$64,831	$39,938	$44,138
Net income per common share — basic	$1.48	$0.87	$0.54	$0.59
Net income per common share — diluted	$1.45	$0.86	$0.53	$0.58

(1)	Amounts may not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

(2)	Amounts may not equal full year results due to rounding.
14. Subsequent Events
In January 2008, the Company repaid $50,000 in previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity.
Also in January 2008, the Company purchased an additional 482,100 shares of its common stock in open market transactions under its share repurchase program at an average price of $87.42.
In February 2008, the Board of Directors of the Company authorized an increase in the Company’s stock repurchase program. The increase extended the aggregate purchase price of shares acquired in open market or negotiated transactions up to $500,000, of which $200,000 remained available for future purchases as of February 22, 2008.
The Company announced on February 5, 2008 that its Board of Directors declared a dividend for the first quarter of 2008 of $0.8925 per share of the Company’s common stock (par value $0.01 per share). The declared dividend is a 5.0% or $0.0425 per share increase over the Company’s prior quarterly dividend of $0.85 per share.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	/ Acquisition
Current Communities

Avalon at Lexington	2,124	12,599	1,548	2,124	14,147	16,271	6,481	9,790	12,078	1994
Avalon Summit	1,743	14,670	1,169	1,743	15,839	17,582	6,364	11,218	—	1986/1996
Avalon at Faxon Park	1,136	14,001	538	1,136	14,539	15,675	5,066	10,609	—	1998
Avalon at Prudential Center	25,811	104,399	26,629	25,811	131,028	156,839	39,460	117,379	—	1968/1998
Avalon Ledges	2,627	33,443	338	2,627	33,781	36,408	6,766	29,642	17,990	2002
Avalon Orchards	2,975	18,037	185	2,975	18,222	21,197	3,814	17,383	19,612	2002
Avalon at Flanders Hill	3,572	33,504	371	3,572	33,875	37,447	6,433	31,014	20,510	2003
Avalon at Newton Highlands	11,038	45,527	120	11,038	45,647	56,685	7,049	49,636	36,335	2003
Avalon at The Pinehills I	3,623	16,292	69	3,623	16,361	19,984	1,957	18,027	—	2004
Avalon at Crane Brook	12,381	42,298	128	12,381	42,426	54,807	5,121	49,686	32,560	2004
Avalon at Center Place	—	26,816	2,366	—	29,182	29,182	10,726	18,456	—	1991/1997
Avalon Shrewsbury	5,147	30,558	—	5,147	30,558	35,705	1,283	34,422	—	2007
Avalon Woburn	20,631	60,779	—	20,631	60,779	81,410	1,536	79,874	—	2007
Avalon Oaks	2,129	18,656	487	2,129	19,143	21,272	6,029	15,243	17,077	1999
Avalon Essex	5,230	16,303	331	5,230	16,634	21,864	4,699	17,165	—	2000
Avalon Oaks West	3,303	13,467	74	3,303	13,541	16,844	2,930	13,914	16,919	2002
Avalon at Bedford Center	4,258	20,547	—	4,258	20,547	24,805	1,491	23,314	16,816	2005
Avalon Chestnut Hill	14,572	45,702	—	14,572	45,702	60,274	1,906	58,368	42,149	2007
Essex Place	4,643	19,007	3,505	4,643	22,512	27,155	2,261	24,894	—	2004
Avalon Gates	4,414	31,268	1,488	4,414	32,756	37,170	12,031	25,139	—	1997
Avalon Glen	5,956	23,993	2,294	5,956	26,287	32,243	12,478	19,765	—	1991
Avalon Springs	2,116	14,664	433	2,116	15,097	17,213	5,640	11,573	—	1996
Avalon Valley	2,277	23,781	339	2,277	24,120	26,397	7,335	19,062	—	1999
Avalon Haven	1,264	12,491	259	1,264	12,750	14,014	3,538	10,476	—	2000
Avalon Orange	2,108	19,983	5	2,108	19,988	22,096	2,009	20,087	—	2005
Avalon on Stamford Harbor	10,836	51,989	66	10,836	52,055	62,891	10,235	52,656	—	2003
Avalon New Canaan	4,835	19,485	59	4,835	19,544	24,379	3,890	20,489	—	2002
Avalon at Greyrock Place	13,819	56,499	136	13,819	56,635	70,454	10,829	59,625	—	2002
Avalon Darien	6,922	34,594	3	6,922	34,597	41,519	5,091	36,428	—	2004
Avalon Milford I	8,746	22,699	15	8,746	22,714	31,460	2,765	28,695	—	2004
Avalon Walk I & II	9,102	48,796	11,639	9,102	60,435	69,537	23,279	46,258	—	1992/1994
Avalon Danbury	4,905	30,581	29	4,905	30,610	35,515	2,664	32,851	—	2005
Avalon Commons	4,679	28,509	598	4,679	29,107	33,786	10,446	23,340	—	1997
Avalon Towers	3,118	12,709	5,499	3,118	18,208	21,326	6,804	14,522	—	1990/1995
Avalon Court	9,228	50,021	673	9,228	50,694	59,922	15,880	44,042	—	1997/2000
Avalon at Glen Cove South	7,871	59,969	125	7,871	60,094	67,965	7,266	60,699	—	2004
Avalon Pines I	6,029	41,053	(205)	6,029	40,848	46,877	4,134	42,743	—	2005
Avalon at Glen Cove North	2,577	37,133	—	2,577	37,133	39,710	858	38,852	—	2007
Avalon Pines II	2,877	21,888	—	2,877	21,888	24,765	1,334	23,431	—	2006
Avalon Cove	8,760	82,453	1,968	8,760	84,421	93,181	31,275	61,906	—	1997
Avalon at Edgewater	14,529	60,240	436	14,529	60,676	75,205	13,405	61,800	—	2002
Avalon at Florham Park	6,647	34,909	322	6,647	35,231	41,878	9,108	32,770	—	2001
Avalon Lyndhurst	18,620	61,730	—	18,620	61,730	80,350	1,664	78,686	—	2006
Avalon Run East	1,579	14,668	111	1,579	14,779	16,358	5,719	10,639	—	1996

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	/ Acquisition
Avalon at Freehold	4,116	30,514	135	4,116	30,649	34,765	6,649	28,116	—	2002
Avalon Run East II	6,765	45,377	2	6,765	45,379	52,144	5,038	47,106	—	2003
Avalon Watch	5,585	22,394	2,218	5,585	24,612	30,197	12,287	17,910	—	1988
Avalon Run	13,071	45,818	1,167	13,071	46,985	60,056	1,917	58,139	—	1994
Avalon Gardens	8,428	45,660	1,337	8,428	46,997	55,425	16,220	39,205	—	1998
Avalon Green	1,820	10,525	1,364	1,820	11,889	13,709	4,808	8,901	—	1995
Avalon Willow	6,207	40,791	532	6,207	41,323	47,530	11,796	35,734	—	2000
The Avalon	2,889	28,324	272	2,889	28,596	31,485	8,409	23,076	—	1999
Avalon on the Sound	—	116,231	1,001	—	117,232	117,232	23,101	94,131	—	2001
Avalon Riverview I	—	94,166	395	—	94,561	94,561	18,060	76,501	—	2002
Avalon Bowery Place I	18,572	73,641	795	18,572	74,436	93,008	3,003	90,005	93,800	2006
Avalon Bowery Place II	9,107	43,171	78	9,107	43,249	52,356	148	52,208	48,500	2007
Avalon at Fairway Hills I & II	4,147	16,599	2,179	4,147	18,778	22,925	8,319	14,606	11,500	1987/1996
Avalon Landing	1,849	7,409	1,010	1,849	8,419	10,268	3,806	6,462	5,751	1984/1995
Avalon at Fairway Hills III	4,465	17,864	7,066	4,465	24,930	29,395	8,257	21,138	—	1987/1996
Avalon at Symphony Glen	1,594	6,384	1,377	1,594	7,761	9,355	4,202	5,153	9,780	1986
Southgate Crossing	7,207	29,151	1	7,207	29,152	36,359	1,210	35,149	—	1986/2006
Avalon at Foxhall	6,848	27,614	10,209	6,848	37,823	44,671	15,159	29,512	—	1982
Avalon at Gallery Place I	8,800	39,731	444	8,800	40,175	48,975	6,630	42,345	—	2003
Avalon at Decoverly	6,157	24,800	1,580	6,157	26,380	32,537	11,130	21,407	—	1991/1995
Avalon Fields I & II	4,047	18,553	178	4,047	18,731	22,778	7,338	15,440	10,224	1996
Avalon Knoll	1,528	6,136	1,854	1,528	7,990	9,518	4,163	5,355	11,654	1985
Avalon at Rock Spring	—	81,796	370	—	82,166	82,166	13,993	68,173	—	2003
Avalon at Grosvenor Station	29,151	52,940	90	29,151	53,030	82,181	7,613	74,568	—	2004
Avalon at Traville	14,360	55,382	221	14,360	55,603	69,963	7,602	62,361	—	2004
Avalon at Ballston — Washington Towers	7,291	29,177	2,119	7,291	31,296	38,587	14,467	24,120	—	1990
Avalon at Cameron Court	10,292	32,930	387	10,292	33,317	43,609	11,523	32,086	—	1998
Avalon at Providence Park	2,152	8,907	795	2,152	9,702	11,854	3,569	8,285	—	1988/1997
Avalon Crescent	13,851	43,397	463	13,851	43,860	57,711	16,119	41,592	—	1996
Avalon at Arlington Square	22,041	90,296	490	22,041	90,786	112,827	20,518	92,309	—	2001
Avalon at Decoverly II	5,708	24,725	—	5,708	24,725	30,433	1,033	29,400	—	2007
AutumnWoods	6,096	24,400	6,312	6,096	30,712	36,808	9,796	27,012	—	1989/1996
Avalon at West Grove	5,149	20,656	5,687	5,149	26,343	31,492	9,396	22,096	—	1967
Avalon at Danada Farms	7,535	30,623	1,027	7,535	31,650	39,185	10,837	28,348	—	1997
Avalon at Stratford Green	4,326	17,569	307	4,326	17,876	22,202	6,136	16,066	—	1997
Avalon Arlington Heights	9,728	39,661	7,291	9,728	46,952	56,680	10,580	46,100	—	1987/2000
Avalon at Bear Creek	6,786	27,641	1,017	6,786	28,658	35,444	9,265	26,179	—	1998
Avalon Bellevue	6,664	24,119	111	6,664	24,230	30,894	6,172	24,722	—	2001
Avalon RockMeadow	4,777	19,726	304	4,777	20,030	24,807	5,360	19,447	—	2000
Avalon WildReed	4,253	18,676	167	4,253	18,843	23,096	5,002	18,094	—	2000
Avalon HighGrove	7,569	32,041	269	7,569	32,310	39,879	8,151	31,728	—	2000
Avalon ParcSquare	3,789	15,146	321	3,789	15,467	19,256	4,183	15,073	—	2000
Avalon Wynhaven	11,412	41,142	290	11,412	41,432	52,844	9,891	42,953	—	2001
Avalon Brandemoor	8,630	36,679	336	8,630	37,015	45,645	8,908	36,737	—	2001
Avalon Belltown	5,644	12,733	66	5,644	12,799	18,443	3,049	15,394	—	2001
Avalon Redmond Place	4,558	18,368	5,474	4,558	23,842	28,400	7,888	20,512	—	1991/1997

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	/ Acquisition
Avalon Fremont I	10,746	43,399	2,566	10,746	45,965	56,711	15,444	41,267	—	1994
Avalon Dublin	5,276	19,642	3,288	5,276	22,930	28,206	7,459	20,747	—	1989/1997
Avalon Pleasanton	11,610	46,552	4,870	11,610	51,422	63,032	17,585	45,447	—	1988/1994
Avalon at Union Square	4,249	16,820	1,553	4,249	18,373	22,622	6,366	16,256	—	1973/1996
Waterford	11,324	45,717	4,589	11,324	50,306	61,630	17,692	43,938	33,100	1985/1986
Avalon at Willow Creek	6,581	26,583	3,329	6,581	29,912	36,493	10,200	26,293	—	1985/1994
Avalon at Cedar Ridge	4,230	9,659	13,118	4,230	22,777	27,007	7,650	19,357	—	1972/1997
Avalon at Nob Hill	5,403	21,567	1,149	5,403	22,716	28,119	7,574	20,545	20,800	1990/1995
Avalon Foster City	7,852	31,445	4,655	7,852	36,100	43,952	11,595	32,357	—	1973/1994
Avalon Towers by the Bay	9,155	57,624	227	9,155	57,851	67,006	16,545	50,461	—	1999
Avalon Pacifica	6,125	24,796	1,338	6,125	26,134	32,259	8,762	23,497	17,600	1971/1995
Avalon Sunset Towers	3,561	21,321	3,915	3,561	25,236	28,797	9,014	19,783	—	1961/1996
Avalon at Mission Bay North	13,814	78,452	615	13,814	79,067	92,881	13,342	79,539	—	2003
Crowne Ridge	5,982	16,885	10,233	5,982	27,118	33,100	9,442	23,658	—	1973/1996
Avalon at Diamond Heights	4,726	19,130	1,471	4,726	20,601	25,327	7,096	18,231	—	1972/1994
Avalon Campbell	11,830	47,828	701	11,830	48,529	60,359	15,984	44,375	38,800	1995
Avalon at Blossom Hill	11,933	48,247	2,083	11,933	50,330	62,263	16,768	45,495	—	1995
CountryBrook	9,384	42,624	614	9,384	43,238	52,622	13,331	39,291	15,356	1985/1996
Avalon at River Oaks	8,904	35,121	983	8,904	36,104	45,008	11,834	33,174	—	1990/1996
Avalon at Foxchase I & II	11,340	45,532	4,163	11,340	49,695	61,035	17,203	43,832	26,400	1988/1987
Avalon at Parkside	7,406	29,823	1,007	7,406	30,830	38,236	10,345	27,891	—	1991/1996
Avalon on the Alameda	6,119	50,230	466	6,119	50,696	56,815	15,595	41,220	—	1999
Avalon Rosewalk	15,814	62,028	1,707	15,814	63,735	79,549	20,479	59,070	—	1997/1999
Avalon at Pruneyard	3,414	15,469	13,433	3,414	28,902	32,316	10,011	22,305	—	1968/1997
Avalon Silicon Valley	20,713	99,573	2,968	20,713	102,541	123,254	33,555	89,699	—	1997
Avalon at Creekside	6,546	26,301	10,553	6,546	36,854	43,400	11,756	31,644	—	1962/1997
Avalon at Cahill Park	4,760	47,600	239	4,760	47,839	52,599	9,239	43,360	—	2002
Avalon Towers on the Peninsula	9,560	56,136	56	9,560	56,192	65,752	11,579	54,173	—	2002
CountryBrook II	3,534	14,256	—	3,534	14,256	17,790	224	17,566	—	2007
Avalon Mountain View	9,755	39,393	2,482	9,755	41,875	51,630	14,168	37,462	18,300	1986
Avalon Newport	1,975	3,814	4,564	1,975	8,378	10,353	2,839	7,514	—	1956/1996
Avalon Mission Viejo	2,517	9,257	2,264	2,517	11,521	14,038	4,022	10,016	7,635	1984/1996
Avalon Santa Margarita	4,607	16,911	2,864	4,607	19,775	24,382	6,787	17,595	—	1990/1997
Avalon at Pacific Bay	4,871	19,745	7,768	4,871	27,513	32,384	9,207	23,177	—	1971/1997
Avalon at South Coast	4,709	16,063	4,953	4,709	21,016	25,725	7,374	18,351	—	1973/1996
Avalon at Mission Bay	9,922	40,633	15,937	9,922	56,570	66,492	18,202	48,290	—	1969/1997
Avalon at Mission Ridge	2,710	10,924	8,945	2,710	19,869	22,579	6,763	15,816	—	1960/1997
Avalon at Cortez Hill	2,768	20,134	11,666	2,768	31,800	34,568	10,455	24,113	—	1973/1998
Avalon at Warner Center	7,045	12,986	6,915	7,045	19,901	26,946	7,653	19,293	—	1979/1998
Avalon Glendale	—	41,433	—	—	41,433	41,433	6,372	35,061	—	2003
Avalon at Media Center	22,483	28,104	25,958	22,483	54,062	76,545	17,264	59,281	—	1961/1997
Avalon Wilshire	5,452	40,711	66	5,452	40,777	46,229	748	45,481	—	2007
The Promenade	14,052	56,827	124	14,052	56,951	71,003	10,936	60,067	30,844	1988/2002
Avalon Camarillo	8,469	39,147	—	8,469	39,147	47,616	2,275	45,341	—	2006
Avalon Woodland Hills	23,828	40,372	10,992	23,828	51,364	75,192	17,749	57,443	—	1989/1997

	$982,775	$4,609,107	$334,645	$982,775	$4,943,752	$5,926,527	$1,230,233	$4,696,294	$632,090

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	/ Acquisition
Development Communities

Avalon at Lexington Hills	2,077	71,553	—	2,077	71,553	73,630	293	73,337	—	N/A
Avalon Danvers	4,260	77,301	—	4,260	77,301	81,561	939	80,622	—	N/A
Avalon at Hingham Shipyard	—	17,197	—	—	17,197	17,197	—	17,197	—	N/A
Avalon Sharon	—	17,429	—	—	17,429	17,429	—	17,429	—	N/A
Avalon Acton	1,992	52,630	—	1,992	52,630	54,622	35	54,587	45,000	N/A
Avalon Huntington	—	6,449	—	—	6,449	6,449	—	6,449	—	N/A
Avalon at Tinton Falls	—	20,334	—	—	20,334	20,334	—	20,334	—	N/A
Avalon Riverview North	—	167,105	—	—	167,105	167,105	1,101	166,004	—	N/A
Avalon on the Sound II	1,140	172,943	—	1,140	172,943	174,083	1,492	172,591	—	N/A
Avalon Morningside Park	—	48,883	—	—	48,883	48,883	—	48,883	100,000	N/A
Avalon White Plains	—	74,472	—	—	74,472	74,472	—	74,472	—	N/A
Avalon Fort Green	—	92,294	—	—	92,294	92,294	—	92,294	—	N/A
Avalon Meydenbauer	—	76,435	—	—	76,435	76,435	—	76,435	—	N/A
Avalon at Dublin Station I	2,045	78,924	—	2,045	78,924	80,969	45	80,924	—	N/A
Avalon Union City	—	48,059	—	—	48,059	48,059	—	48,059	—	N/A
Avalon at Mission Bay III	—	41,740	—	—	41,740	41,740	—	41,740	—	N/A
Avalon Anaheim	—	48,706	—	—	48,706	48,706	—	48,706	—	N/A
Avalon Jamboree Village	—	19,236	—	—	19,236	19,236	—	19,236	—	N/A
Avalon Fashion Valley	—	34,496	—	—	34,496	34,496	—	34,496	—	N/A
Avalon Encino	—	38,565	—	—	38,565	38,565	—	38,565	—	N/A
Avalon Warner Place	—	40,627	—	—	40,627	40,627	—	40,627	—	N/A

	11,514	1,245,378	—	11,514	1,245,378	1,256,892	3,905	1,252,987	145,000

Land held for development	288,423	—	—	288,423	—	288,423	—	288,423	23,113
Corporate Overhead	29,822	23,020	32,056	29,822	55,076	84,898	25,420	59,478	2,407,999

	$1,312,534	$5,877,505	$366,701	$1,312,534	$6,244,206	$7,556,740	$1,259,558	$6,297,182	$3,208,202

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(Dollars in thousands)
Amounts include real estate assets held for sale.
Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:
Building — 30 years
Improvements, upgrades and FF&E — not to exceed 7 years
The aggregate cost of total real estate for Federal income tax purposes was approximately $7,557,000 at December 31, 2007.
The changes in total real estate assets for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years ended December 31,
	2007	2006	2005
Balance, beginning of period	$6,615,593	$5,940,146	$5,734,122
Acquisitions, construction costs and improvements	1,097,959	825,981	528,118
Dispositions, including impairment loss on planned dispositions	(156,812)	(150,534)	(322,094)

Balance, end of period	$7,556,740	$6,615,593	$5,940,146

The changes in accumulated depreciation for the years ended December 31, 2007, 2006 and 2005, are as follows:

	Years ended December 31,
	2007	2006	2005
Balance, beginning of period	$1,105,231	$960,821	$821,526
Depreciation, including discontinued operations	180,697	164,128	163,297
Dispositions	(26,370)	(19,718)	(24,002)

Balance, end of period	$1,259,558	$1,105,231	$960,821