Form 10-Q
period 2008-03-31
AVALONBAY COMMUNITIES INC
filed 2008-05-09
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑      No ☐
Indicate by check mark whether the Exchange registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
76,975,524 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2008

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	1

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three months ended March 31, 2008 and 2007	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2007	3-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1a.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Submission of Matters to a Vote of Security Holders	51

Item 5.	Other Information	51

Item 6.	Exhibits	51

SIGNATURES		54

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3-31-08	12-31-07
	(unaudited)
ASSETS
Real estate:
Land	$1,014,121	$1,002,944
Buildings and improvements	5,183,407	5,017,057
Furniture, fixtures and equipment	161,804	156,789

	6,359,332	6,176,790
Less accumulated depreciation	(1,267,010)	(1,219,410)

Net operating real estate	5,092,322	4,957,380
Construction in progress, including land	962,038	952,670
Land held for development	305,669	288,423
Operating real estate assets held for sale, net	97,642	98,709

Total real estate, net	6,457,671	6,297,182

Cash and cash equivalents	270,320	21,166
Cash in escrow	128,190	189,171
Resident security deposits	30,662	29,542
Investments in unconsolidated real estate entities	60,474	57,990
Deferred financing costs, net	28,209	27,682
Deferred development costs	62,529	60,996
Prepaid expenses and other assets	82,048	52,755

Total assets	$7,120,103	$6,736,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$1,843,605	$1,893,499
Variable rate unsecured credit facility	798,500	514,500
Mortgage notes payable	1,036,461	773,803
Dividends payable	70,891	67,909
Payables for construction	88,414	91,580
Accrued expenses and other liabilities	190,132	234,873
Accrued interest payable	27,217	38,536
Resident security deposits	43,037	41,638
Liabilities related to real estate assets held for sale	30,503	30,340

Total liabilities	4,128,760	3,686,678

Minority interest of unitholders in consolidated partnerships	19,652	23,152

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both March 31, 2008 and December 31, 2007; 4,000,000 shares issued and outstanding at both March 31, 2008 and December 31, 2007	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both March 31, 2008 and December 31, 2007; 76,971,919 and 77,318,611 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	770	773
Additional paid-in capital	3,015,160	3,026,708
Accumulated earnings less dividends	(40,677)	2,499
Accumulated other comprehensive loss	(3,602)	(3,366)

Total stockholders’ equity	2,971,691	3,026,654

Total liabilities and stockholders’ equity	$7,120,103	$6,736,484

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3-31-08	3-31-07
Revenue:
Rental and other income	$210,200	$187,171
Management, development and other fees	1,638	1,444

Total revenue	211,838	188,615

Expenses:
Operating expenses, excluding property taxes	61,380	55,446
Property taxes	19,850	16,994
Interest expense, net	28,005	23,186
Depreciation expense	47,682	42,014
General and administrative expense	8,119	6,780

Total expenses	165,036	144,420

Equity in income (loss) of unconsolidated entities	34	(86)
Minority interest in consolidated partnerships	(106)	(449)
Gain on sale of land	—	545

Income from continuing operations	46,730	44,205

Discontinued operations:
Income from discontinued operations	1,720	2,315

Total discontinued operations	1,720	2,315

Net income	48,450	46,520
Dividends attributable to preferred stock	(2,175)	(2,175)

Net income available to common stockholders	$46,275	$44,345

Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	(236)	172

Comprehensive income	$46,039	$44,517

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.58	$0.54
Discontinued operations	0.02	0.03

Net income available to common stockholders	$0.60	$0.57

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.58	$0.53
Discontinued operations	0.02	0.03

Net income available to common stockholders	$0.60	$0.56

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	3-31-08	3-31-07
Cash flows from operating activities:
Net income	$48,450	$46,520
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	47,682	42,014
Depreciation expense from discontinued operations	1,110	2,080
Amortization of deferred financing costs and debt premium/discount	1,147	1,199
Amortization of stock-based compensation	4,617	5,539
Income allocated to minority interest in consolidated partnerships	106	449
Equity in income of unconsolidated entities, net of eliminations	257	326
Return on investment of unconsolidated entities	—	99
Gain on sale of real estate assets	—	(545)
Decrease in cash in operating escrows	1,795	4,866
Decrease (increase) in resident security deposits, prepaid expenses and other assets	(28,711)	6,603
Decrease in accrued expenses, other liabilities and accrued interest payable	(56,876)	(9,962)

Net cash provided by operating activities	19,577	99,188

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(208,132)	(291,082)
Capital expenditures — existing real estate assets	(204)	(355)
Capital expenditures — non-real estate assets	(1,837)	(568)
Proceeds from sale of real estate, including reimbursement for Fund communities, net of selling costs	—	5,129
Decrease in payables for construction	(3,166)	(388)
Decrease in cash in construction escrows	59,186	—
Decrease (increase) in investments in unconsolidated real estate entities	(2,792)	1,998

Net cash used in investing activities	(156,945)	(285,266)

Cash flows from financing activities:
Issuance of common stock	1,457	612,744
Repurchase of common stock	(42,159)	—
Dividends paid	(67,760)	(60,342)
Net borrowings under unsecured credit facility	284,000	—
Issuance of mortgage notes payable and draws on construction loans	264,697	—
Repayments of mortgage notes payable	(2,039)	(17,785)
Repayment of unsecured notes	(50,000)	—
Payment of deferred financing costs	(1,568)	(406)
Distributions to DownREIT partnership unitholders	(57)	(88)
Distributions to joint venture and profit-sharing partners	(49)	(177)

Net cash provided by financing activities	386,522	533,946

Net increase in cash and cash equivalents	249,154	347,868

Cash and cash equivalents, beginning of period	21,166	8,567

Cash and cash equivalents, end of period	$270,320	$356,435

Cash paid during the period for interest, net of amount capitalized	$36,849	$36,052

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the three months ended March 31, 2008:
•	As described in Note 4, “Stockholders’ Equity,” 127,077 shares of common stock valued at $11,317 were issued in connection with stock grants, 1,562 shares valued at $131 were issued through the Company’s dividend reinvestment plan, 7,908 shares valued at $346 were issued to a member of the Board of Directors in fulfillment of a deferred stock award and 36,835 shares valued at $3,375 were withheld to satisfy employees’ tax withholding and other liabilities, for a net value of $8,419. In addition, the Company granted 401,212 options for common stock, net of forfeitures, at a value of $3,976.

•	The Company recorded a decrease to other comprehensive income of $236 to record the impact of the Company’s hedge accounting activity.

•	Common and preferred dividends declared but not paid totaled $70,891.

•	The Company recorded a decrease of $3,500 to minority interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner. This put option allows our partner to require the Company to purchase their interest in the investment at the future fair market value, payable in cash or, at the Company’s option, shares of the Company’s common stock. For further discussion of the nature and valuation of the put option, see Note 11, “Fair Value Measurements.”
During the three months ended March 31, 2007:
•	As described in Note 4, “Stockholders’ Equity,” 69,576 shares of common stock valued at $10,279 were issued in connection with stock grants, 534 shares valued at $73 were issued through the Company’s dividend reinvestment plan, 38,692 shares valued at $4,329 were withheld to satisfy employees’ tax withholding and other liabilities and 1,904 shares valued at $70 were forfeited, for a net value of $5,953. In addition, the Company granted 335,856 options for common stock, net of forfeitures, at a value of $7,417.

•	15,173 units of limited partnership, valued at $737, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities of $194 and a gain to other comprehensive income of $172 to adjust the Company’s Hedging Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	Common and preferred dividends declared but not paid totaled $69,871.

•	The Company recorded an increase of $4,376 to minority interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner. This put option allows our partner to require the Company to purchase their interest in the investment at the future fair market value, payable in cash or, at the Company’s option, shares of the Company’s common stock.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
1. Organization and Significant Accounting Policies
Organization
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (“the Code”), as amended. The Company focuses on the ownership and operation of apartment communities in high barrier-to-entry markets of the United States. These markets are located in the New England, Metro New York/New Jersey, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the country.
At March 31, 2008, the Company owned or held a direct or indirect ownership interest in 161 operating apartment communities containing 45,151 apartment homes in ten states and the District of Columbia, of which eight communities containing 2,120 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 22 communities under construction that are expected to contain an aggregate of 7,016 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 46 communities that, if developed as expected, will contain an estimated 13,266 apartment homes.
During the three months ended March 31, 2008:
•	The Company commenced construction of one community, Avalon Charles Pond, located in Coram, New York. Avalon Charles Pond will contain 200 apartment homes and, if completed as planned, will be completed for a projected total capitalized cost of approximately $46,500.

•	The Company purchased two land parcels for an aggregate purchase price of $26,925. These land parcels are located in Seattle, Washington and Los Angeles, California.

•	The Board of Directors of the Company authorized an increase of $200,000 in the Company’s stock repurchase program, expanding the amount that the Company can acquire in open market or negotiated transactions to $500,000. During the first quarter of 2008, the Company purchased 482,100 shares of common stock in open market transactions under its program at an average price of $87.42 per share, bringing total purchases under the program to approximately $300,000.

•	The Company executed two separate five-year, interest only mortgage loans for an aggregate borrowing of approximately $264,697 at a weighted average effective interest rate of approximately 4.78%. One mortgage loan for approximately $170,125 is secured by Avalon at Arlington Square, located in Arlington, Virginia. The second mortgage loan, for approximately $94,572 is secured by Avalon at Cameron Court, located in Alexandria, Virginia.

•	AvalonBay Value Added Fund, L.P. (the “Fund”) is the private, discretionary investment vehicle in which the Company holds an equity interest of approximately 15%. The Company completed the redevelopment of Avalon at Poplar Creek, located in Schumburg, Illinois, on behalf of the Fund. Avalon at Poplar Creek is a garden-style community and was completed for a total capitalized cost of $3,100 excluding costs incurred prior to the start of redevelopment. During the first quarter of 2008, the Company also commenced the redevelopment of one community, South Hills Apartments, on behalf of the Fund. South Hills Apartments is a garden-style community located in West Covina, California that contains 85 apartment homes. The projected total capitalized cost for the redevelopment is $4,400, excluding costs incurred prior to redevelopment.
The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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
The Company assesses consolidation of variable interest entities under the guidance of FIN 46(R). The Company accounts for joint venture entities and subsidiary partnerships, including those structured as DownREITs, that are not variable interest entities, in accordance with EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and EITF Topic D-46, “Accounting for Limited Partnership Investments.” The Company uses EITF Issue No. 04-5 to evaluate the partnership of each joint venture entity and determine whether control over the partnership, as defined by the EITF, lies with the general partner, or the limited partners, when the limited partners have certain rights. If the Company is the general partner and has control over the partnership, or if the Company’s limited partnership ownership includes the ability to dissolve the partnership, or has substantive participating rights, the Company consolidates the investments. If the Company is not the general partner, or the Company’s partnership interest does not overcome the presumption of control in a limited partnership residing with the general partner as discussed in the EITF, the Company then looks to the guidance in SOP 78-9, APB No. 18 and EITF Topic D-46 to determine the accounting framework to apply. The Company generally uses the equity method to account for these investments unless its ownership interest is so minor that it has virtually no influence over the partnership’s operating and financial policies. Investments in which the Company has little or no influence are accounted for using the cost method.
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
If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the three months ended March 31, 2008 or 2007.

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
Real Estate
Operating real estate assets are stated at cost and consist of land, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during their development, redevelopment and acquisition. Significant expenditures which improve or extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.
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
Project costs related to the acquisition, development, construction and redevelopment of real estate projects (including interest and related loan fees, property taxes and other direct costs) are capitalized as a cost of the project. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which they relate. Indirect costs not clearly related to development, construction and redevelopment activity are expensed as incurred. For development, capitalization begins when the Company has determined that development of the future asset is probable and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use. For redevelopment efforts, we capitalize costs either (i) in advance of taking homes out of service when significant renovation of the common area has begun until the redevelopment is completed, or (ii) when an apartment home is taken out-of-service for redevelopment until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are recognized as they accrue.
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $500 and $787 for the three months ended March 31, 2008 and 2007, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
The Company owns land improved with office buildings, industrial space and other commercial ventures occupied by unrelated third parties in connection with 13 Development Rights. The Company intends to manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. As provided under the guidance of SFAS No. 67, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.

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
It is the Company’s policy to perform a quarterly qualitative analysis to determine if there are changes in circumstances that suggest the carrying value of a long-lived asset may not be recoverable. If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company compares the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company did not recognize an impairment loss on any of its operating communities during the three months ended March 31, 2008 or 2007.
Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $20,017 at March 31, 2008 and was $19,368 at December 31, 2007.
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
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of March 31, 2008 and December 31, 2007, the Company had approximately $153,962 and $213,108, respectively, in variable rate debt subject to cash flow hedges. Excluding debt on communities classified as held for sale, the Company did not apply hedge accounting for an additional $94,820 in variable rate debt which is subject to interest rate caps as of March 31, 2008. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.
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

	For the three months ended
	3-31-08	3-31-07
Basic and diluted shares outstanding
Weighted average common shares — basic	76,600,201	78,431,936
Weighted average DownREIT units outstanding	64,019	144,586
Effect of dilutive securities	776,672	1,354,226

Weighted average common shares — diluted	77,440,892	79,930,748

Calculation of Earnings per Share — basic
Net income available to common stockholders	$46,275	$44,345

Weighted average common shares — basic	76,600,201	78,431,936

Earnings per common share — basic	$0.60	$0.57

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$46,275	$44,345
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	57	88

Adjusted net income available to common stockholders	$46,332	$44,433

Weighted average common shares — diluted	77,440,892	79,930,748

Earnings per common share — diluted	$0.60	$0.56

Certain options to purchase shares of common stock in the amounts of 1,508,451 and 335,856 were outstanding during the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because in applying the treasury stock method under the provisions of SFAS No. 123(R), “Share Based Payments” as discussed below, such options are anti-dilutive.
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
Income Taxes
As of March 31, 2008, the Company did not have any unrecognized tax benefits as defined in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”). We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2004 through 2006.
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
Recently Issued Accounting Standards
On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based, not an entity-specific, measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: (i) on January 1, 2008, the standard applied to the measurements of fair values for financial instruments and recurring fair value measurements of non-financial assets and liabilities; and (ii) on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as the Company’s long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. On January 18, 2008, the FASB issued proposed FASB Staff Position (FSP) FAS 157-c, Measuring Liabilities under Statement 157, which will modify the definition of fair value by requiring estimation of the proceeds that would be received if the entity were to issue the liability at the measurement date. The adoption of the provisions in SFAS No. 157 did not have a material impact on our consolidated financial statements.

The provisions in the consensus of Emerging Issues Task Force on Issue 07-6 “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 (“SFAS No. 66”) When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”) became effective for the Company for any new arrangements entered into beginning January 1, 2008. EITF 07-6 addresses the impact of a buy-sell clause contained within a joint venture agreement on a seller’s continuing involvement in the entity and corresponding ability to recognize profit on a sale of real estate to the joint venture, in which they retain a partial ownership interest. In EITF 07-6, the Task Force reached a consensus that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sales treatment under SFAS No. 66. However, a buy-sell clause may constitute a prohibited form of continuing involvement that precludes partial sales treatment if the buyer cannot act independently from the seller or if the seller is economically compelled to reacquire the other partner’s interest in the jointly owned entity. The Company does not believe the provisions of EITF 07-6 will have a material impact on its financial position or results of operations.
2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest associated with communities under development or redevelopment totaled $19,663 for the three months ended March 31, 2008 and $15,433 for the three months ended March 31, 2007.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of March 31, 2008 and December 31, 2007 are summarized below. The following amounts and discussion do not include the mortgage notes related to two of the communities classified as held for sale as of March 31, 2008 as shown in the Condensed Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	3-31-08	12-31-07
Fixed rate unsecured notes (1)	$1,843,605	$1,893,499
Fixed rate mortgage notes payable — conventional and tax-exempt	493,627	230,050
Variable rate mortgage notes payable — conventional and tax-exempt	542,834	543,753

Total notes payable and unsecured notes	2,880,066	2,667,302
Variable rate unsecured credit facility	798,500	514,500

Total mortgage notes payable, unsecured notes and unsecured credit facility	$3,678,566	$3,181,802

(1)	Balances at March 31, 2008 and December 31, 2007 include $2,395 and $2,501 of debt discount, respectively.
The following debt activity occurred during the three months ended March 31, 2008:
•	the Company repaid $50,000 in previously issued unsecured notes in January 2008, along with any unpaid interest, pursuant to their scheduled maturity;

•	the Company borrowed $284,000 under its unsecured credit facility; and

•	the Company executed two separate five-year, interest only mortgage loans for aggregate borrowings of approximately $264,697 at a weighted average effective interest rate of approximately 4.78%. One mortgage loan for approximately $170,125 is secured by Avalon at Arlington Square, located in Arlington, Virginia. The second mortgage loan, for approximately $94,572 is secured by Avalon at Cameron Court, located in Alexandria, Virginia. As discussed in Note 12, “Subsequent Events,” the Company used the net proceeds from these financings to reduce the outstanding amount on the Company’s unsecured credit facility.

In the aggregate, secured notes payable mature at various dates from October 2008 through October 2047 and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,233,318 as of March 31, 2008). As of March 31, 2008, the Company has guaranteed approximately $108,414 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.6% and 6.5% at March 31, 2008 and December 31, 2007, respectively. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility, including the effect of certain financing related fees, was 4.0% at March 31, 2008 and 5.4% at December 31, 2007.
Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at March 31, 2008 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes
2008	6,813	4,410	146,000	8.250%
2009 (1)	6,128	76,030	150,000	7.500%
2010	6,226	29,388	200,000	7.500%
2011	5,324	36,579	300,000	6.625%
			50,000	6.625%
2012	4,265	27,143	250,000	6.125%
			250,000	5.500%
2013	4,610	264,697	100,000	4.950%
2014	4,988	33,100	150,000	5.375%
2015	5,396	—	—	—
2016	5,838	—	250,000	5.750%
2017	6,328	18,300	—	—
Thereafter	253,727	237,171	—	—

	$309,643	$726,818	$1,846,000

(1)	As discussed in Note 12, “Subsequent Events,” in April 2008 the Company redeemed $10,000 of its $150,000, 7.5% medium term notes which mature in 2009.
The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.
The Company has a variable rate unsecured credit facility in the amount of $1,000,000 with a syndicate of commercial banks, to whom the Company pays, in the aggregate, an annual facility fee of approximately $1,250. The Company had $798,500 outstanding under the current credit facility and $58,512 outstanding in letters of credit on March 31, 2008. At December 31, 2007, there was $514,500 outstanding under the current credit facility and $61,689 outstanding in letters of credit. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum (3.10% at March 31, 2008). The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on the Company’s credit rating. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $422,500. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company did not have any amounts outstanding under this competitive bid option as of March 31, 2008. The Company is in compliance with certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.

4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the three months ended March 31, 2008:

				Accumulated	Accumulated
			Additional	earnings	other	Total
	Preferred	Common	paid-in	less	comprehensive	stockholders’
	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2007	$40	$773	$3,026,708	$2,499	$(3,366)	$3,026,654

Net income	—	—	—	48,450	—	48,450
Unrealized loss on cash flow hedges	—	—	—	—	(236)	(236)
Change in redemption value of minority interest	—	—	—	3,500	—	3,500
Dividends declared to common and preferred stockholders	—	—	—	(70,873)	—	(70,873)
Issuance of common stock, net of withholdings	—	2	(1,477)	(185)	—	(1,660)
Purchase of common stock	—	(5)	(18,086)	(24,068)	—	(42,159)
Amortization of deferred compensation	—	—	8,015	—	—	8,015

Balance at March 31, 2008	$40	$770	$3,015,160	$(40,677)	$(3,602)	$2,971,691

During the three months ended March 31, 2008, the Company:
(i)	issued 35,696 shares of common stock in connection with stock options exercised;

(ii)	issued 7,908 shares to a member of the Board of Directors in fulfillment of a deferred stock award;

(iii)	issued 1,562 shares through the Company’s dividend reinvestment plan;

(iv)	issued 127,077 common shares in connection with stock grants;

(v)	withheld 36,835 shares to satisfy employees’ tax withholding and other liabilities; and

(vi)	purchased 482,100 shares through the Company’s stock repurchase program.
In addition, the Company granted 401,212 options for common stock to employees. As required under SFAS No. 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during the three months ended March 31, 2008 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2008 or above, and will not be reflected until earned as compensation cost.
Dividends per common share were $0.8925 for the three months ended March 31, 2008 and $0.85 for the three months ended March 31, 2007. The average dividend for all non-redeemed preferred shares during the three months ended March 31, 2008 and 2007 was $0.54 per share.
The Company offers a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), which allows for holders of the Company’s common stock or preferred stock to purchase shares of common stock through either reinvested dividends or optional cash payments. The purchase price per share for newly issued shares of common stock under the DRIP will be equal to the last reported sale price for a share of the Company’s common stock as reported by the New York Stock Exchange (“NYSE”) on the applicable investment date.
In February 2008, the Company announced that its Board of Directors increased the Company’s common stock repurchase program for purchases of shares of its common stock in open market or negotiated transactions to $500,000. During the three months ended March 31, 2008, the Company repurchased 482,100 shares at an average price of $87.42 per share through this program, bringing the total amount of common stock purchased under the program to approximately $300,000.

5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt (collectively, the “Hedged Debt”). The Company has not entered into any interest rate hedge agreements for its conventional unsecured debt and does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at March 31, 2008 (dollars in thousands):

	Interest	Interest
	Rate Caps	Rate Swaps
Notional balance	$235,637	$45,996
Weighted average interest rate (1)	4.2%	6.5%
Weighted average capped interest rate	7.5%	n/a
Earliest maturity date	May-09	Jun-10
Latest maturity date	Mar-14	Jun-10
Estimated fair value, asset/(liability)	$133	$(2,945)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had six derivatives designated as cash flow hedges and five derivatives not designated as hedges at March 31, 2008. For the derivative positions that the Company has determined qualify as effective cash flow hedges under SFAS No. 133, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives to their fair value and recognize the impact of hedge accounting, the Company recorded a reduction in other comprehensive income of $236 during the three months ended March 31, 2008 and an increase of $172 during the three months ended March 31, 2007. Amounts in other comprehensive income will be reclassified into earnings in conjunction with the periodic adjustment of the floating rates on the Hedged Debt, in interest expense, net. The amount reclassified into earnings for the three months ended March 31, 2008, as well as the estimated amount included in accumulated other comprehensive income as of March 31, 2008, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material.
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
Derivative financial instruments expose the Company to credit risk in the event of nonperformance by the counterparties under the terms of the Hedging Derivatives. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote. Consistent with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivative financial instruments. Refer to Note 11, “Fair Value Measurements” for further discussion of fair value measurements under SFAS No. 157.

6. Investments in Real Estate Entities
Investments in Unconsolidated Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46(R) in accordance with EITF Issue No. 04-5, SOP 78-9, APB No. 18, and EITF Topic D-46 as applicable. As of March 31, 2008, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:
•	a 20% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in the limited liability company that owns the Avalon Chrystie Place I community;

•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that developed and owns the Avalon at Mission Bay North II community;

•	a 30% limited liability company membership interest (with a right to 45% or the residual distribution after the joint venture partners receive both a return of their initial investment and an achievement of a threshold return on that investment) in the limited liability company that developed and owns the Avalon Del Rey community;

•	a 50% limited liability company membership interest (with a right to 95% of distributions until the Company receives a return of our investment capital and a threshold return thereon) in the limited liability company that will develop 64 for-sale town homes adjacent to the Company’s Avalon Danvers community; and

•	a 15.2% combined general partner and indirect limited partner equity interest in the Fund (with the opportunity to receive as much as 20% of the Fund’s distributions in excess of return of capital, as an additional promoted distribution, based on the achievement of certain threshold returns), which owns the following 20 communities: Avalon at Redondo Beach, Avalon Lakeside, Avalon Columbia, Avalon Redmond, Avalon Sunset, Avalon at Poplar Creek, Avalon at Civic Center, Avalon Paseo Place, Avalon Yerba Buena, Avalon at Aberdeen Station, The Springs, The Covington, Avalon Cedar Place, Avalon Crystal Hill, Middlesex Crossing, Avalon Centerpoint, Skyway Terrace, Avalon Rutherford Station, South Hills Apartments and Colonial Towers/South Shore Manor.
In addition, as part of the formation of the Fund, the Company provided a guarantee to one of the limited partners. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,192 as of March 31, 2008). As of March 31, 2008, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under a liquidation scenario. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of March 31, 2008 was not significant and therefore the Company has not recorded any obligation for this guarantee as of March 31, 2008.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	3-31-08	12-31-07
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,060,851	$997,319
Other assets	39,135	31,774

Total assets	$1,099,986	$1,029,093

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$735,883	$719,310
Other liabilities	22,428	20,496
Partners’ capital	341,675	289,287

Total liabilities and partners’ capital	$1,099,986	$1,029,093

     The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented:

	For the three months ended
	3-31-08	3-31-07
	(unaudited)	(unaudited)
Rental and other income	$26,867	$19,214
Operating and other expenses	(11,354)	(8,775)
Interest expense, net	(10,117)	(8,526)
Depreciation expense	(8,031)	(5,877)

Net loss	$(2,635)	$(3,964)

In conjunction with the acquisition and development of the investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $5,326 at March 31, 2008 and $5,375 at December 31, 2007 of the respective investment balances.
Investments in Consolidated Real Estate Entities
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
7. Real Estate Disposition Activities
During the three months ended March 31, 2008, the Company did not sell any communities. As of March 31, 2008, the Company had five communities that qualified as discontinued operations and held for sale under the provisions of SFAS No. 144.
In accordance with the requirements of SFAS No. 144, the operations for any communities sold from January 1, 2007 through March 31, 2008 and the communities that qualified as discontinued operations and held for sale as of March 31, 2008 have been presented as such in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.

The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended
	3-31-08	3-31-07
Rental income	$4,350	$8,091
Operating and other expenses	(1,334)	(3,004)
Interest expense, net	(186)	(692)
Depreciation expense	(1,110)	(2,080)

Income from discontinued operations	$1,720	$2,315

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $1,074 and $891 as of March 31, 2008 and December 31, 2007, respectively, $26,400 of mortgage notes as of March 31, 2008 and December 31, 2007, and other liabilities of $4,103 as of March 31, 2008 and $3,940 as of December 31, 2007, relating to real estate assets sold or classified as held for sale.
During the three months ended March 31, 2008, the Company did not sell any parcels of land. The Company had gains on the sales of land parcels of $545 in the three months ended March 31, 2007.
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
•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the three months ended March 31, 2008, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2007, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2007.
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

A reconciliation of NOI to net income for the three months ended March 31, 2008 and 2007 is as follows:

	For the three months ended
	3-31-08	3-31-07
Net income	$48,450	$46,520
Indirect operating expenses, net of corporate income	8,458	6,996
Investments and investment management	1,719	2,024
Interest expense, net	28,005	23,186
General and administrative expense	8,119	6,780
Equity in income of unconsolidated entities	(34)	86
Minority interest in consolidated partnerships	106	449
Depreciation expense	47,682	42,014
Gain on sale of real estate assets	—	(545)
Income from discontinued operations	(1,720)	(2,315)

Net operating income	$140,785	$125,195

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The table below provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three months ended March 31, 2008 and 2007 has been adjusted for the communities that were sold from January 1, 2007 through March 31, 2008, or otherwise qualify as discontinued operations as of March 31, 2008, as described in Note 7, “Real Estate Disposition Activities.”

	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)
For the three months ended March 31, 2008
Established
New England	$31,435	$19,897	1.3%	$821,456
Metro NY/NJ	37,628	25,568	1.7%	963,395
Mid-Atlantic/Midwest	31,676	20,277	3.6%	771,024
Pacific Northwest	5,324	3,824	11.2%	174,490
Northern California	34,156	25,626	10.7%	1,144,113
Southern California	15,390	11,106	1.9%	375,446

Total Established	155,609	106,298	4.4%	4,249,924

Other Stabilized	29,153	18,889	n/a	1,089,627
Development / Redevelopment	25,438	15,598	n/a	1,934,647
Land Held for Future Development	n/a	n/a	n/a	305,669
Non-allocated (2)	1,638	n/a	n/a	47,172

Total	$211,838	$140,785	12.5%	$7,627,039

For the three months ended March 31, 2007
Established
New England	$31,151	$20,937	4.0%	$847,764
Metro NY/NJ	34,722	24,119	8.5%	901,544
Mid-Atlantic/Midwest	29,905	18,910	7.6%	749,541
Pacific Northwest	8,094	5,480	17.1%	289,682
Northern California	36,390	26,498	12.5%	1,293,487
Southern California	13,824	10,068	8.1%	349,115

Total Established	154,086	106,012	8.7%	4,431,133

Other Stabilized	12,616	7,259	n/a	360,763
Development / Redevelopment	20,469	11,924	n/a	1,430,977
Land Held for Future Development	n/a	n/a	n/a	315,241
Non-allocated (2)	1,444	n/a	n/a	42,844

Total	$188,615	$125,195	13.2%	$6,580,958

(1)	Does not include gross real estate assets held for sale of $138,901 and $323,376 as of March 31, 2008 and 2007, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

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
Shares of common stock of 2,365,816 and 2,160,738 were available for future option or restricted stock grant awards under the 1994 Plan as of March 31, 2008 and December 31, 2007, respectively. Annually on January 1st, the maximum number available for issuance under the 1994 Plan is increased by up to 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.
Information with respect to stock options granted under the 1994 Plan, the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:

			Avalon 1995
		Weighted	Incentive Plan	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2007	2,321,715	$83.15	768	$36.61
Exercised	(35,696)	41.52	—	—
Granted	401,212	89.06	—	—
Forfeited	(7,490)	117.04	—	—

Options Outstanding, March 31, 2008	2,679,741	$84.50	768	$36.61

Options Exercisable:
March 31, 2008	1,783,596	$73.46	768	$36.61

The weighted average fair value of the options granted during the three months ended March 31, 2008 is estimated at $9.91 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.5% over the expected life of the option, volatility of 22.17%, risk-free interest rate of 3.09% and an expected life of approximately seven years.
The Company issued 127,077 shares of restricted stock valued at $11,317, as part of its stock-based compensation plan during the three months ended March 31, 2008. Compensation cost is recognized over the requisite service period, which varies, but does not exceed five years. The fair value of restricted stock is the closing stock price on the date of the grant. Provisions of SFAS No. 123(R) require the Company to recognize compensation cost taking into consideration retirement eligibility. The cost related to stock-based compensation for restricted stock included in the determination of net income is based on actual forfeitures for the given year. Restricted stock awards typically vest over a five-year period with the exception of accelerated vesting provisions. Restricted stock vesting during the three months ended March 31, 2008 had fair values ranging from $51.20 to $147.75 per share. The total fair value of shares vested was $9,614 for the three months ended March 31, 2008.
Total stock-based compensation cost recognized in income was $4,617 and $5,539 for the three months ended March 31, 2008 and 2007, respectively, and total capitalized stock-based compensation cost was $1,377 and $912 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, there was a total of $10,146 and $16,234 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively. The unrecognized compensation cost for stock options does not take into account estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.93 years and 2.83 years, respectively.

10. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $1,638 and $1,444 in the three months ended March 31, 2008 and 2007, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
Director Compensation
Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders starting with the 2006 annual meeting, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 and (ii) a cash payment of $40, payable in quarterly installments of $10. After September 20, 2007, the cash payment increased to $50, payable in quarterly installments of $12.5. The value of the restricted stock or deferred stock award will increase to $125 following the 2008 annual meeting. Until the 2007 annual meeting, the number of shares of restricted stock (or deferred stock awards) was calculated based on the last reported sale price of the common stock on the NYSE on the fifth business day following the prior year’s annual meeting. Following the 2007 annual meeting, the number of shares of restricted stock (or deferred stock awards) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5.
The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $218 for the three months ended March 31, 2008 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $667 and $766 on March 31, 2008 and December 31, 2007, respectively.
11. Fair Value Measurements
As a basis for applying a market-based approach in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than Level 1 prices. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs other than quoted prices that are observable, such as interest rates and yield curves at commonly quoted intervals. Level 3 inputs are unobservable inputs which are typically based on the Company’s assumptions, as there is little, if any, related market activity. If inputs to the fair value measurement come from different levels of the fair value hierarchy, the entire fair value measurement is classified according to the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Derivative Financial Instruments
Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at March 31, 2008.
Other Financial Instruments
In conjunction with a joint venture agreement, the Company provided our joint venture partner with a redemption option (the “Put”). This Put allows our partner to require the Company to purchase their interest in the investment at the future fair market value, payable in cash or, at the Company’s option, common equity shares of the Company. Consistent with the guidance in EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” we classify our obligation under this Put as a component of minority interest at fair value, with a corresponding offset of changes in the fair value of the Put recorded in accumulated earnings less dividends. The fair value of the Put is based on the fair market value of the net assets of the joint venture. The Company calculates the fair value of the Put based on unobservable inputs considering the assumptions that market participants would make in pricing this obligation. Accordingly, the valuation of the Put is classified in Level 3 of the fair value hierarchy. At March 31, 2008, the fair value of the Put was $15,666, which represents an unrealized decrease in the fair value of this obligation of $3,500 for the three month period ended March 31, 2008.
12. Subsequent Events
In April 2008, the Company redeemed $10,000 aggregate principal amount of its $150,000, 7.5% medium-term notes due August 2009. The Company recognized a 2.875% premium upon redemption, purchasing the medium-term notes for approximately $10,288. The Company will record this premium as a charge to earnings in the second quarter of 2008.
In April 2008, the Company obtained a seven year, interest only mortgage loan at an effective interest rate of 5.48% for $110,600 secured by Avalon Crescent, located in McLean, Virginia. The net carrying value of Avalon Crescent was $41,225 as of March 31, 2008. The Company used the net proceeds from this financing as well as the two secured financings discussed in Note 3, “Notes Payable, Unsecured Notes and Credit Facility,” to reduce the outstanding amount on the Company’s unsecured credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors described in Item 1a, “Risk Factors,” of our Form 10-K for the year ended December 31, 2007.
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
We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are located in the New England, New York/New Jersey metro, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the United States. Our strategy is to more deeply penetrate these markets with a broad range of products and services and an intense focus on our customer. Our communities are predominately upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.
First Quarter 2008 Highlights
•	We continued to experience earnings growth in the first quarter of 2008 despite slowing economic conditions.

•	Net income available to common stockholders for the quarter ended March 31, 2008 was $46,275,000, as compared to $44,345,000 for the quarter ended March 31, 2007, an increase of 4.4%. This increase is primarily attributable to growth in income from newly developed and existing communities in the first quarter of 2008.

•	Our Established Community portfolio (as defined later in this report) experienced a 4.4% increase in net operating income (“NOI”) over the comparable period of 2007, driven by a 4.4% increase in rental revenue partially offset by growth in operating expenses of 4.2%. The rental revenue growth over the comparable period in 2007 is comprised of an increase in rental rates of 4.1% and an increase in occupancy of 0.3%.

•	In addition to our Established Community year-over-year growth in NOI, our operating results were supported by the growing contribution from communities that are both currently under development as well as those that have recently completed development. We continue to focus on creating value through our development activities and pipeline. We began the construction of one wholly-owned apartment community that, upon completion, is expected to contain 200 apartment homes for a total capitalized cost of $46,500,000 and have 22 communities under construction with a projected total capital cost upon completion of approximately $2,209,700,000 at March 31, 2008.

•	We executed two separate five-year, interest only secured financings for borrowings of approximately $265,000,000, at a weighted average effective interest rate of 4.78%.

•	We repurchased 482,100 shares of our common stock through open market transactions under our common stock repurchase program. The shares were repurchased at an average price of $87.42.

Financial Outlook
We expect revenue and NOI growth at our Established Communities to remain positive but to continue to moderate for the remainder of 2008 from the levels achieved over the last few quarters for the remainder of 2008. Our expectation of continued growth in 2008 of NOI for our Established Communities is supported by the apartment demand-supply fundamentals, but tempered by job losses. New demand for rental apartments is supported by an increasing propensity to rent, as reflected in the declining home ownership rate, as well as an increase in the demographic segments of our population with traditionally higher propensities to rent. New rental supply remains modest and the potential amount of new supply from unsold condominiums is less in our markets than in other regions of the country. Our focus on high-barrier to entry markets with constrained supply and favorable demographics has mitigated the impact of the current volatility in the credit and housing markets. These supply constraints limit construction and lessen the impact of an economic slowdown in our markets relative to other areas of the country. The strength of the markets in which we operate has yielded above average employment growth during the first quarter for all but two of our regions, and we expect will allow our markets to continue to achieve greater separation in market performance for the balance of 2008.
We expect our development activity will continue to create long-term value. We currently have approximately $2,210,000,000 under construction (measured by total projected capitalized cost of the communities at completion). As of March 31, 2008, approximately $1,411,041,000 of this development had been funded, with $798,659,000 remaining to be disbursed. For the remainder of 2008, we anticipate our construction activity will remain at or slightly below this level. Given current economic and capital market conditions, we continue to selectively secure new Development Rights, including the acquisition of land for future development. We currently have Development Rights for construction of new apartment communities that would, if developed as expected, total approximately $3,914,000,000 based on total projected capitalized costs at March 31, 2008. During the first quarter of 2008 we commenced the redevelopment of one community on behalf of the Fund (as defined below). We expect to continue to increase our redevelopment activities in 2008, for both wholly owned and Fund-owned assets. While current market conditions with respect to liquidity may impact the types of funding sources used, we believe that our current level of indebtedness, our current ability to service interest and other fixed charges and our large base of unencumbered assets will provide us with the financial flexibility to access the capital necessary to fund our development and redevelopment activities currently underway. We expect to meet these needs from both secured and unsecured debt, as well as asset sales and retained cash.
AvalonBay Value Added Fund, L.P. (the “Fund”) is a discretionary investment fund in which we hold a 15% interest. The Fund has been our principal vehicle for acquiring apartment communities, subject to certain exceptions, since its formation in March 2005. As of April 30, 2008, the total amount invested by the Fund is $784,369,000. Management of the Fund expects to invest approximately $34,000,000 of additional funds to redevelop the assets acquired. The investment period for the Fund concluded in March 2008. Accordingly, no new acquisitions for the Fund will be considered. We are exploring various potential sources and vehicles for funding future acquisitions.

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
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the period ended March 31, 2008, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2007, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For communities that we wholly own, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s acquisition cost. The definition of substantial redevelopment may differ for communities owned through a joint venture arrangement.
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

As of March 31, 2008, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
New England	23	5,351
Metro NY/NJ	18	5,621
Mid-Atlantic/Midwest	19	6,422
Pacific Northwest	6	1,320
Northern California	22	6,207
Southern California	11	3,430

Total Established	99	28,351

Other Stabilized Communities:
New England	10	3,181
Metro NY/NJ	10	2,326
Mid-Atlantic/Midwest	11	2,773
Pacific Northwest	5	1,569
Northern California	10	3,051
Southern California	8	1,780

Total Other Stabilized	54	14,680

Redevelopment Communities	8	2,120

Total Current Communities	161	45,151

Development Communities	22	7,016

Development Rights	46	13,266

Results of Operations
Our year-over-year operating performance is primarily affected by individual geographic market conditions and apartment fundamentals as measured by changes in net operating income of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three months ended March 31, 2008 and 2007 follows (dollars in thousands):

	For the three months ended
	3-31-08	3-31-07	$ Change	% Change
Revenue:
Rental and other income	$210,200	$187,171	$23,029	12.3%
Management, development and other fees	1,638	1,444	194	13.4%

Total revenue	211,838	188,615	23,223	12.3%

Expenses:
Direct property operating expenses, excluding property taxes	49,564	44,983	4,581	10.2%
Property taxes	19,850	16,994	2,856	16.8%

Total community operating expenses	69,414	61,977	7,437	12.0%

Corporate-level property management and other indirect operating expenses	10,097	8,439	1,658	19.6%
Investments and investment management	1,719	2,024	(305)	(15.1%)
Interest expense, net	28,005	23,186	4,819	20.8%
Depreciation expense	47,682	42,014	5,668	13.5%
General and administrative expense	8,119	6,780	1,339	19.7%

Total other expenses	95,622	82,443	13,179	16.0%

Equity in income of unconsolidated entities	34	(86)	120	139.5%
Minority interest in consolidated partnerships	(106)	(449)	343	(76.4%)
Gain on sale of land	—	545	(545)	(100.0%)

Income from continuing operations	46,730	44,205	2,525	5.7%

Discontinued operations:
Income from discontinued operations	1,720	2,315	(595)	(25.7%)
Gain on sale of communities	—	—	—	N/A

Total discontinued operations	1,720	2,315	(595)	(25.7%)

Net income	48,450	46,520	1,930	4.1%
Dividends attributable to preferred stock	(2,175)	(2,175)	—	—

Net income available to common stockholders	$46,275	$44,345	$1,930	4.4%

Net income available to common stockholders increased $1,930,000 or 4.4%, to $46,275,000 for the three months ended March 31, 2008 due primarily to contributions to NOI from newly developed communities and growth in net operating income from Established Communities.
NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses, including property taxes.

NOI does not represent cash generated from operating activities in accordance with U.S. generally accepted accounting principles (“GAAP”). Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. Reconciliations of NOI for the three months ended March 31, 2008 and 2007 to net income for each year, are as follows (dollars in thousands):

	For the three months ended
	3-31-08	3-31-07
Net income	$48,450	$46,520
Indirect operating expenses, net of corporate income	8,458	6,996
Investments and investment management	1,719	2,024
Interest expense, net	28,005	23,186
General and administrative expense	8,119	6,780
Equity in income of unconsolidated entities	(34)	86
Minority interest in consolidated partnerships	106	449
Depreciation expense	47,682	42,014
Gain on sale of real estate assets	—	(545)
Income from discontinued operations	(1,720)	(2,315)

Net operating income	$140,785	$125,195

The NOI increases for the three months ended March 31, 2008, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

For the three months ended
3-31-08
Established Communities	$4,474
Other Stabilized Communities	6,452
Development and Redevelopment Communities	4,664

Total	$15,590

The NOI increases in Established Communities in 2008 were largely due to continued favorable but moderating apartment market fundamentals. During the three months ended March 31, 2008, we continued to focus on rental rate growth, while maintaining occupancy of at least 95% in all regions. We anticipate that year over year increases in rental rates and overall rental revenue growth will moderate during the remainder of 2008 as compared to the 4.4% growth achieved in the first quarter of 2008, as we expect reduced job growth (demand) as well as a decline in new rental completions in our markets (supply). Expense growth also impacts growth in NOI and we will continue to monitor and manage operating expenses to constrain expense growth.
Rental and other income increased in the three months ended March 31, 2008 as compared to the prior year due to increased rental rates for our Established Communities, coupled with additional rental income generated from newly developed communities.
Overall Portfolio – The weighted average number of occupied apartment homes increased to 38,350 apartment homes for the three months ended March 31, 2008 as compared to 38,047 homes for the prior year period. This change is primarily the result of increased homes available from newly developed and acquired communities, partially offset by communities sold in 2007. The weighted average monthly revenue per occupied apartment home increased to $1,826 for the three months ended March 31, 2008 as compared to $1,709 in the prior year period.
Established Communities – Rental revenue increased $6,551,000, or 4.4%, for the three months ended March 31, 2008 over the prior year period. These increases are due to increased average rental rates and increased economic occupancy. For the three months ended March 31, 2008, the weighted average monthly revenue per occupied apartment home increased 4.1% to $1,897 compared to $1,822 in the prior year period, primarily due to increased market rents. The average economic occupancy increased 0.3% to 96.4% for the three months ended March 31, 2008. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

We experienced increases in Established Communities’ rental revenue in all six of our regions for the three months ended March 31, 2008 as compared to the prior year period. The largest increases in rental revenue were in the Pacific Northwest, Northern California and New England, with increases of 7.9%, 7.7% and 3.5%, respectively, between years. The Metro New York/New Jersey and Northern California regions are the two largest regions and comprise almost half of our Established Community revenue, and therefore are discussed in more detail below.
Northern California, which represented approximately 21.9% of Established Community rental revenue during the three months ended March 31, 2008, experienced an increase in rental revenue of 7.7% as compared to the prior year period. Average rental rates increased by 7.6% to $1,888, and economic occupancy increased 0.1% to 97.1% for the three months ended March 31, 2008. Apartment fundamentals remain strong in Northern California. We expect Northern California to see continued but moderating revenue growth during the remainder of 2008, with growth levels in excess of those expected in other markets in the United States.
The Metro New York/New Jersey region, which accounted for approximately 24.2% of Established Community rental revenue for the three months ended March 31, 2008, experienced an increase in rental revenue of 3.3% for the three months ended March 31, 2008 as compared to the prior year period. Average rental rates increased 3.6% to $2,321, and economic occupancy decreased 0.3% to 96.1% for the three months ended March 31, 2008. Through the first quarter of 2008, job growth remained positive in New York and rental market conditions remained healthy in both New York City and surrounding suburban markets. Despite layoff announcements by major banks and other financial institutions, reported securities industry job losses have been nominal. However, we are watchful for changing in market conditions and the potential that actual job losses may accelerate during the second half of 2008. We will monitor these and other variables that may impact rental revenue during the second half of 2008 and first half of 2009, and will respond with pricing adjustments to optimize revenues.
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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three months ended March 31, 2008 and 2007 (dollars in thousands).

	For the three months ended
	3-31-08	3-31-07
Rental revenue (GAAP basis)	$155,561	$149,010
Concessions amortized	1,357	1,328
Concessions granted	(1,144)	(1,313)

Rental revenue adjusted to state concessions on a cash basis	$155,774	$149,025

Year-over-year % change — GAAP revenue	4.4%	n/a

Year-over-year % change — cash concession based revenue	4.5%	n/a

Management, development and other fees increased $194,000, or 13.4% for the three months ended March 31, 2008. The increase was due primarily to increased property management fees from the Fund, as additional communities were acquired.
Direct property operating expenses, excluding property taxes increased $4,581,000 or 10.2% for the three months ended March 31, 2008 as compared to the prior year period, primarily due to the addition of recently developed and acquired apartment homes coupled with expense growth in our Established Communities.
For Established Communities, direct property operating expenses, excluding property taxes, increased $156,000, or 0.5% to $33,991,000 for the three months ended March 31, 2008, due primarily to higher maintenance, office and administrative and redecorating costs offset by decreases in insurance and utility expenses.
Property taxes increased $2,856,000 or 16.8% for the three months ended March 31, 2008, due to overall higher assessments and the addition of newly developed and redeveloped apartment homes. Property taxes are impacted by the size and timing of successful tax appeals in both years.
For Established Communities, property taxes increased by $1,810,000, or 13.4% for the three months ended March 31, 2008 due to both higher assessments throughout all regions and reductions in property taxes realized in 2007 that have not occurred in 2008. Year over year changes are impacted by the size and timing of successful tax appeals. Overall, we expect property taxes in 2008 to continue to increase from 2007 levels due to increased valuations but at a more moderate rate of growth than that experienced in the first quarter of 2008. However, property tax increases are limited by law (Proposition 13) for communities in California. We evaluate property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Corporate-level property management and other indirect operating expenses increased by $1,658,000, or 19.6% for the three months ended March 31, 2008 over the prior year period due primarily to increased costs relating to corporate initiatives focused on increasing efficiency and enhancing controls at our operating communities, coupled with increased compensation and relocation costs. The 2008 expense includes the set up and ongoing costs related to our Customer Care Center in Virginia Beach, Virginia that we opened in the third quarter of 2007. This office is being used to centralize certain community-related accounting, administrative and customer service functions. The transition is expected to continue through the end of 2008.
Investments and investment management reflects the costs incurred for investment acquisitions, investment management and abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment or impairment of development pursuits, acquisition pursuits and disposition pursuits. Investments and investment management costs decreased during the three months ended March 31, 2008 compared to the prior year period due primarily to decreased abandoned pursuit costs. Abandoned pursuit costs can be volatile, and the costs incurred in any given period may vary significantly in future periods.
Interest expense, net increased $4,819,000 or 20.8% for the three months ended March 31, 2008 due primarily to a decrease in interest income in the three months ended March 31, 2008 as compared to the prior year period. The higher level of interest income in the three months ended March 31, 2007 is due to higher invested cash balances from our January 2007 equity offering during that period as well as higher yields on invested cash during the first quarter of 2007.
Depreciation expense increased $5,668,000 or 13.5% for the three months ended March 31, 2008 primarily due to the completion of development and redevelopment activities.
General and administrative expense (“G&A”) increased $1,339,000 or 19.7% for the three months ended March 31, 2008 primarily due to increased compensation and office and administrative costs.
Gain on sale of land for the three months ended March 31, 2008 decreased from the prior year period due to the absence of land sales in the first quarter of 2008.

Equity in income of unconsolidated entities for the three months ended March 31, 2008 increased from the prior year period due primarily to income from joint ventures where the underlying communities have achieved stabilized operations, gains from our investment in a joint venture formed to develop for sale homes, offset by the sale of a partnership interest in a joint venture in the fourth quarter of 2007.
Minority interest in consolidated partnerships decreased for the three months ended March 31, 2008 as compared to the prior year period due to the conversion and redemption of limited partnership units in 2007, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.
Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2007 through March 31, 2008. This income decreased for the three months ended March 31, 2008 due to fewer communities sold or classified as discontinued operations. See Note 7, “Real Estate Disposition Activities,” of our Condensed Consolidated Financial Statements.
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
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended
	3-31-08	3-31-07
Net income	$48,450	$46,520
Dividends attributable to preferred stock	(2,175)	(2,175)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	49,785	44,685
Minority interest expense, including discontinued operations	57	88
Gain on sale of operating communities	—	—

Funds from operations attributable to common stockholders	$96,117	$89,118

Weighted average common shares outstanding — diluted	77,440,892	79,930,748
EPS per common share — diluted	$0.60	$0.56

FFO per common share — diluted	$1.24	$1.11

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

	For the three months ended
	3-31-08	3-31-07
Net cash provided by operating activities	$19,577	$99,188

Net cash used in investing activities	$(156,945)	$(285,266)

Net cash provided by financing activities	$386,522	$533,946

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
We have traditionally accessed the unsecured debt markets to meet a significant portion of our liquidity needs. Because market terms and rates for unsecured debt are not as attractive as those available in the secured debt markets, we have recently chosen to take advantage of secured debt in meeting our liquidity needs. During the first quarter of 2008 the Company executed two separate five-year, interest only mortgage loans for an aggregate borrowing of approximately $264,697,000 at a weighted average effective interest rate of 4.78%. One mortgage loan for approximately $170,125,000 is secured by Avalon at Arlington Square, located in Arlington, Virginia. The second mortgage loan, for approximately $94,572,000 is secured by Avalon at Cameron Court, located in Alexandria, Virginia. In addition, in April 2008, we executed a seven-year, interest only mortgage loan, borrowing approximately $110,600,000 at an effective interest rate of 5.48% secured by Avalon Crescent, located in McLean, Virginia. Although general market liquidity is constrained, we anticipate that we can satisfy our expected liquidity needs from a combination of cash flow provided by operating activities, proceeds from asset dispositions and borrowing capacity under our variable rate unsecured credit facility, as well as secured financings and other public or private sources of liquidity.
Cash and cash equivalents totaled $270,320,000 at March 31, 2008, an increase of $249,154,000 from $21,166,000 at December 31, 2007. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities – Net cash provided by operating activities decreased to $19,577,000 for the three months ended March 31, 2008 from $99,188,000 for the three months ended March 31, 2007. The decrease was driven primarily by an increase in prepaid rent associated with certain development communities, payment of interest amounts and general corporate payables, partially offset by the additional NOI from our Established Communities’ operations, as well as NOI from recently developed communities.
Investing Activities – Net cash used in investing activities of $156,945,000 for the three months ended March 31, 2008 related to investments in assets through the development and redevelopment of apartment communities. During the three months ended March 31, 2008, we invested $210,173,000 in the purchase and development of the following real estate and capital expenditures:
•	We acquired two parcels of land in connection with Development Rights, for an aggregate purchase price of approximately $26,925,000.

•	We had capital expenditures of $2,041,000 for real estate and non-real estate assets.

•	We invested approximately $166,486,000 in the development of communities, including the commencement of the development of one community which is expected to contain a total of 200 apartment homes for an expected aggregate total capital cost of $46,500,000.
Financing Activities – Net cash provided by financing activities totaled $386,522,000 for the three months ended March 31, 2008. The net cash inflow is due primarily to borrowings of $284,000,000 under our unsecured credit facility and the issuance of two secured mortgage notes for approximately $264,697,000, offset by the repurchase of 482,100 shares of our common stock at an average price of $87.42 per share, the repayment of unsecured notes at maturity of approximately $50,000,000 and dividend payments of $67,760,000.
Variable Rate Unsecured Credit Facility
We currently have a $1,000,000,000 revolving variable rate unsecured credit facility with a syndicate of commercial banks, to whom we pay, in the aggregate, an annual facility fee of approximately $1,250,000. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (3.20% on April 30, 2008). The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on our credit rating. In addition, a competitive bid option is available for borrowings of up to $422,500,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at April 30, 2008. We are subject to and currently in compliance with certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming our exercise of a one-year renewal option. During April 2008, we used the net proceeds from the three secured financings done in March and April 2008 to reduce the outstanding amount on the Company’s unsecured credit facility. At April 30, 2008, $520,500,000 was outstanding on the credit facility, $65,659,000 was used to provide letters of credit and $413,841,000 was available for borrowing under the unsecured credit facility.

Future Financing and Capital Needs – Debt Maturities
One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures. For unsecured notes, we anticipate that no significant portion of the principal of these notes will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is collateralized by mortgages on individual communities or groups of communities, draws on our unsecured credit facility or by equity offerings. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.
The following financing activity occurred during the three months ended March 31, 2008:
•	we repaid $50,000,000 in 6.625% of previously issued medium-term notes, along with any unpaid interest, pursuant to their scheduled maturity;

•	we borrowed $170,125,000 under an interest-only mortgage note secured by Avalon at Arlington Square, located in Arlington, Virginia at an effective rate of 4.69% for five years;

•	we borrowed $94,572,000 under an interest-only mortgage note secured by Avalon at Cameron Court, located in Alexandria, Virginia at an effective rate of 4.95% for five years;

•	we borrowed $284,000,000 under our unsecured credit facility; and

•	we repurchased 482,100 shares of our common stock at an average price of $87.42 per share, for a total approximate purchase price of $42,144,000.
In February 2008, the Board of Directors authorized an increase of $200,000,000 in our common stock repurchase program, increasing the total amount the Company can acquire to $500,000,000, of which approximately $300,000,000 has been used to repurchase our common stock as of March 31, 2008. The decision to use the additional share repurchase authorization will depend on current capital market conditions and liquidity, our share price relative to the net asset value per share and other uses of capital, including development.

The table below details debt maturities for the next five years, excluding our unsecured credit facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2008 (dollars in thousands, except footnotes).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-07	3-31-08		2008	2009		2010	2011	2012	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$15,356	$15,191		$511	$719		$766	$816	$12,379	$—
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—		—	—	—	9,780
Avalon at Lexington	6.55%	Feb-2025	12,078	11,977		312	439		466	495	526	9,739
Avalon Campbell	6.48%	Jun-2025	31,877	31,643	(2)	—	—		—	—	—	31,643
Avalon Pacifica	6.48%	Jun-2025	14,460	14,353	(2)	—	—		—	—	—	14,353
Avalon Knoll	6.95%	Jun-2026	11,654	11,576		245	347		371	398	426	9,789
Avalon Landing	6.85%	Jun-2026	5,751	5,712		123	173		185	198	212	4,821
Avalon Fields	7.55%	May-2027	10,224	10,182		194	275		295	316	339	8,763
Avalon Oaks	7.45%	Jul-2041	17,077	17,044		103	147		157	168	180	16,289
Avalon Oaks West	7.48%	Apr-2043	16,919	16,889		94	133		142	152	162	16,206
Avalon at Chestnut Hill	5.82%	Oct-2047	42,149	42,072		237	331		349	368	388	40,399

			187,325	186,419		1,819	2,564		2,731	2,911	14,612	161,782

Variable rate (3)
The Promenade	3.58%	Oct-2010	30,844	30,844		701	755		29,388	—	—	—
Waterford	2.27%	Jul-2014	33,100	33,100	(4)	—	—		—	—	—	33,100
Avalon at Mountain View	2.27%	Feb-2017	18,300	18,300	(4)	—	—		—	—	—	18,300
Avalon at Mission Viejo	2.68%	Jun-2025	7,635	7,635	(4)	—	—		—	—	—	7,635
Avalon at Nob Hill	2.27%	Jun-2025	20,800	20,800	(4)	—	—		—	—	—	20,800
Avalon Campbell	2.32%	Jun-2025	6,923	7,157	(2)	—	—		—	—	—	7,157
Avalon Pacifica	2.32%	Jun-2025	3,140	3,247	(2)	—	—		—	—	—	3,247
Avalon at Fairway Hills I	2.88%	Jun-2026	11,500	11,500		—	—		—	—	—	11,500
Avalon Bowery Place I	2.02%	Nov-2037	93,800	93,800	(5)	396	576		636	703	777	90,712
Avalon Bowery Place II	2.35%	Nov-2039	48,500	48,500	(5)	—	—		270	298	329	47,603
Avalon Acton	2.98%	Jul-2040	45,000	45,000	(5)	—	—		—	—	—	45,000
Avalon Morningside Park	8.07%	Nov-2040	100,000	100,000	(5)	—	—		138	302	340	99,220

			419,542	419,883		1,097	1,331		30,432	1,303	1,446	384,274

Conventional loans (6)
Fixed rate
$50 million unsecured notes	6.63%	Jan-2008	50,000	$—	(7)	—	—		—	—	—	—
$150 million unsecured notes	8.38%	Jul-2008	146,000	146,000		146,000	—		—	—	—	—
$150 million unsecured notes	7.63%	Aug-2009	150,000	150,000		—	150,000	(8)	—	—	—	—
$200 million unsecured notes	7.66%	Dec-2010	200,000	200,000		—	—		200,000	—	—	—
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—		—	300,000	—	—
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—		—	50,000	—	—
$250 million unsecured notes	5.73%	Jan-2012	250,000	250,000		—	—		—	—	250,000	—
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—		—	—	250,000	—
$100 million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—		—	—	—	100,000
$150 million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—		—	—	—	150,000
$250 million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—		—	—	—	250,000
Wheaton Development Right	6.99%	Oct-2008	4,432	4,410		4,410	—		—	—	—	—
4600 Eisenhower Avenue	8.08%	Apr-2009	4,293	4,264		89	4,175		—	—	—	—
Avalon at Twinbrook	7.25%	Oct-2011	8,007	7,957		157	222		239	7,339	—	—
Avalon at Tysons West	5.55%	Jul-2028	6,381	6,339		122	173		183	193	204	5,464
Avalon Orchards	7.65%	Jul-2033	19,612	19,541		220	311		333	357	382	17,938
Avalon at Arlington Square	4.69%	Apr-2013	—	170,125		—	—		—	—	—	170,125
Avalon at Cameron Court	4.95%	Apr-2013	—	94,572		—	—		—	—	—	94,572

			1,938,725	2,153,208		150,998	154,881		200,755	357,889	500,586	788,099

Variable rate (3)
Avalon Ledges	5.08%	May-2009	17,990	17,770	(4)	519	17,251		—	—	—	—
Avalon at Flanders Hill	5.08%	May-2009	20,510	20,255	(4)	592	19,663		—	—	—	—
Avalon at Newton Highlands	5.02%	Dec-2009	36,335	35,995	(4)	1,054	34,941		—	—	—	—
Avalon at Crane Brook	4.99%	Mar-2011	32,560	32,225	(4)	790	1,026		1,169	29,240	—	—
Avalon at Bedford Center	5.02%	May-2012	16,816	16,706	(4)	354	501		527	560	14,764	—

			124,211	122,951		3,309	73,382		1,696	29,800	14,764	—

Total indebtedness — excluding unsecured credit facility			$2,669,803	$2,882,461		$157,223	$232,158		$235,614	$391,903	$531,408	$1,334,155

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at March 31, 2008 and December 31, 2007 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of March 31, 2008.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of March 31, 2008. Actual amounts drawn on the debt as of March 31, 2008 are $92,156 for Bowery Place I, $39,186 for Bowery Place II, $33,209 for Avalon Acton and $28,632 for Morningside Park.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $2,395 of debt discount as of March 31, 2008 and $2,501 of debt discount as of December 31, 2007, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(7)	These notes were repaid at their scheduled maturity in January 2008.

(8)	In April 2008, we redeemed $10,000 aggregate principal amount of our $150,000 7.5% medium-term notes due in August 2009.

Future Financing and Capital Needs – Portfolio and Other Activity
As of March 31, 2008, we had 22 new communities under construction, for which a total estimated cost of $798,659,000 remained to be invested. In addition, we had eight communities which we own, or in which we have a direct or indirect interest, under reconstruction, for which a total estimated cost of $46,866,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
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
We have invested in the Fund, a private, discretionary investment vehicle that acquires and operates apartment communities in our markets. The Fund has invested $782,066,000 as of March 31, 2008. Management of the Fund expects to invest approximately $36,000,000 of additional funds to redevelop the assets acquired. The Fund has nine institutional investors, including us, with a combined capital equity commitment of $330,000,000. A significant portion of the investments made in the Fund by its investors have been made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $47,944,000 has been invested as of April 30, 2008) representing a 15.2% combined general partner and limited partner equity interest. The investment period for the Fund concluded in March 2008. Accordingly no new acquisitions for the Fund will be considered. We are exploring various potential sources for funding future acquisitions.
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
Off Balance Sheet Arrangements
In addition to the investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 6, “Investments in Real Estate Entities,” of our Condensed Consolidated Financial Statements located elsewhere in this report.
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City) overall once tenant improvements related to a retail tenant are complete, which is expected in the first half of 2008. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of, and our obligation under these guarantees, both at inception and as of March 31, 2008 were not significant. As a result we have not recorded any obligation associated with these guarantees at March 31, 2008.

•	The Fund has 23 loans secured by individual assets with amounts outstanding in the aggregate of $470,208,000. These mortgage loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The Fund has two credit facilities that mature in December 2008. The Fund did not have any amounts outstanding as of March 31, 2008 under its credit facilities. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,192,000 as of March 31, 2008). As of March 31, 2008, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under a liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2008 was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2008.

•	In connection with the pursuit of a development right in Pleasant Hill, California, $125,000,000 in bond financing was issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the possible future construction of a multifamily rental community by PHVP I, LLC. The bond proceeds were immediately invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This development right is planned as a mixed-use development, with residential, for-sale, retail and office components. The bond proceeds will remain in the GIC until the third quarter of 2008, at which time a loan will be made to PHVP I, LLC to fund construction of the multifamily portion of the development, or the bonds will be redeemed by the Agency. Although we do not have any equity or economic interest in PHVP I, LLC at this time, we do have an option to make a capital contribution to PHVP I, LLC in exchange for a 99% general partner interest in the entity. Should we decide not to exercise this option, bond proceeds will be released from escrow, the bonds will be redeemed without penalty and a loan will not be made to PHVP I, LLC. The bonds are payable from the proceeds of the GIC and are non-recourse to both PHVP I, LLC and to us. There is no loan payable outstanding by PHVP I, LLC as of March 31, 2008.

In addition, as part of providing construction management services to PHVP I, LLC for the construction of a public garage, we have provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. Our obligations under this guarantee will terminate following construction completion of the garage once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in the first half of 2008. In the third quarter of 2006, significant modifications were requested by the local transit authority to change the garage structure design. We do not believe that the requested design changes impact the construction schedule. However, it is expected that these changes will increase the original budget by an amount up to $5,000,000. We believe that substantially all potential additional amounts are reimbursable from unrelated third parties. At this time we do not believe that it is probable that we will incur any additional costs. The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2008 was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2008.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the three months ended March 31, 2008.
Development Communities
As of March 31, 2008, we had 22 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 7,016 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,210,000,000. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except as may be noted.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Riverview North New York, NY	602	$174.6	Q3 2005	Q3 2007	Q2 2008	Q2 2008
2.	Avalon Danvers Danvers, MA	433	84.8	Q4 2005	Q1 2007	Q3 2008	Q1 2009
3.	Avalon on the Sound II New Rochelle, NY	588	180.5	Q1 2006	Q2 2007	Q2 2008	Q4 2008
4.	Avalon Meydenbauer Bellevue, WA	368	87.3	Q1 2006	Q1 2008	Q3 2008	Q1 2009
5.	Avalon at Dublin Station I Dublin, CA	305	85.8	Q2 2006	Q4 2007	Q2 2008	Q4 2008
6.	Avalon at Lexington Hills Lexington, MA	387	86.2	Q2 2006	Q2 2007	Q3 2008	Q1 2009
7.	Avalon Encino Los Angeles, CA	131	61.5	Q3 2006	Q3 2008	Q4 2008	Q2 2009
8.	Avalon Warner Place Canoga Park, CA	210	53.9	Q4 2006	Q1 2008	Q3 2008	Q1 2009
9.	Avalon Acton (4) Acton, MA	380	68.8	Q4 2006	Q4 2007	Q4 2008	Q2 2009
10.	Avalon Morningside Park (4) New York, NY	296	125.5	Q1 2007	Q2 2008	Q1 2009	Q3 2009
11.	Avalon White Plains White Plains, NY	393	154.5	Q2 2007	Q3 2008	Q4 2009	Q2 2010
12.	Avalon at Tinton Falls Tinton Falls, NJ	216	41.2	Q2 2007	Q2 2008	Q4 2008	Q2 2009
13.	Avalon Fashion Valley San Diego, CA	161	64.7	Q2 2007	Q3 2008	Q4 2008	Q2 2009
14.	Avalon Anaheim Stadium Anaheim, CA	251	102.7	Q2 2007	Q1 2009	Q3 2009	Q1 2010
15.	Avalon Union City Union City, CA	438	125.2	Q3 2007	Q2 2009	Q3 2009	Q1 2010
16.	Avalon at the Hingham Shipyard Hingham, MA	235	52.7	Q3 2007	Q3 2008	Q1 2009	Q2 2009
17.	Avalon Sharon Sharon, MA	156	30.7	Q3 2007	Q2 2008	Q4 2008	Q1 2009
18.	Avalon Huntington Shelton, CT	99	26.1	Q4 2007	Q4 2008	Q2 2009	Q3 2009
19.	Avalon at Mission Bay North III San Francisco, CA	260	157.8	Q4 2007	Q3 2009	Q4 2009	Q2 2010
20.	Avalon Jamboree Village Irvine, CA	279	78.3	Q4 2007	Q2 2009	Q4 2009	Q2 2010
21.	Avalon Fort Greene New York, NY	628	320.4	Q4 2007	Q3 2009	Q3 2010	Q1 2011
22.	Avalon Charles Pond Corham, NY	200	46.5	Q1 2008	Q4 2008	Q2 2009	Q4 2009

	Total	7,016	$2,209.7

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed in part by third party, tax-exempt debt.

Redevelopment Communities
As of March 31, 2008, we had five consolidated communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $65,000,000, excluding costs incurred prior to redevelopment. In addition, the Fund has three communities under redevelopment. We have found that the cost and time schedule to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our budget or schedule for reconstruction completion or restabilized operations, either individually or in the aggregate. We anticipate increasing our redevelopment activity related to Fund-owned communities, as well as communities in our current operating portfolio. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
Consolidated Communities
1.	Avalon at AutumnWoods Fairfax, VA	420	$31.2	$38.3	Q3 2006	Q2 2008	Q4 2008
2.	Essex Place Peabody, MA	286	23.7	34.5	Q3 2007	Q2 2009	Q4 2009
3.	Avalon Redmond Place Redmond, WA	222	26.3	31.3	Q3 2007	Q4 2008	Q2 2009
4.	Avalon Woodland Hills Woodland Hills, CA	663	72.1	109.3	Q4 2007	Q1 2010	Q3 2010
5.	Avalon at Diamond Heights San Francisco, CA	154	25.3	30.2	Q4 2007	Q4 2010	Q2 2011

	Subtotal	1,745	$178.6	$243.6

Fund Communities
1.	Avalon Paseo Place Fremont, CA	134	19.8	25.5	Q2 2007	Q2 2008	Q2 2008
2.	Avalon Cedar Place Columbia, MD	156	21.0	25.0	Q3 2007	Q4 2008	Q2 2009
3.	South Hills Apartments West Covina, CA	85	20.9	25.3	Q1 2008	Q4 2008	Q2 2009

	Subtotal	375	$61.7	$75.8

	Total	2,120	$240.3	$319.4

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights
As of March 31, 2008, we are evaluating the future development of 46 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold either a purchase or lease option. We generally hold Development Rights through options to acquire land, although for 21 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 13,266 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At March 31, 2008, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $62,529,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $305,669,000 are reflected as land held for development on the Condensed Consolidated Balance Sheet as of March 31, 2008.
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
You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

			Total
		Estimated	capitalized
		number	cost
	Location	of homes	($ millions) (1)
1.	Randolph, MA	276	$47
2.	Northborough, MA	350	61
3.	Pleasant Hill, CA	422	153
4.	Los Angeles, CA	278	123
5.	Bellevue, WA	396	135
6.	Norwalk, CT	311	85
7.	North Bergen, NJ	164	48
8.	Shelton, CT	251	66
9.	Rockville Centre, NY	349	129
10.	Chicago, IL Phase I	491	173
11.	Wilton, CT	100	24
12.	New York, NY	678	307
13.	Camarillo, CA	309	66
14.	Plymouth, MA Phase II	69	17
15.	Seattle, WA	204	65
16.	Dublin, CA Phase II	405	126
17.	Seattle, WA II	234	76
18.	West Long Branch, NJ	180	34
19.	Brooklyn, NY	825	443
20.	Cohasset, MA	200	38
21.	Greenburgh, NY Phase II	444	112
22.	Kirkland, WA Phase II	189	60
23.	Canoga Park, CA	299	85
24.	Irvine, CA Phase II	179	57
25.	Wheaton, MD	320	107
26.	Andover, MA	115	21
27.	Irvine, CA Phase III	170	73
28.	San Francisco, CA	159	51
29.	Milford, CT	284	45
30.	Highland Park, NJ	119	36
31.	Stratford, CT	146	23
32.	Oyster Bay, NY	150	42
33.	Yonkers, NY	400	88
34.	Concord, MA	150	38
35.	Bloomingdale, NJ	173	38
36.	North Andover, MA	526	98
37.	Tysons Corner, VA	439	121
38.	Roselle Park, NJ	300	70
39.	Gaithersburg, MD	254	41
40.	Chicago, IL Phase II	491	141
41.	Alexandria, VA	283	73
42.	Hackensack, NJ	230	56
43.	Garden City, NY	160	58
44.	Wanaque, NJ	210	45
45.	Yaphank, NY	343	57
46.	Rockville, MD	241	62

	Total	13,266	$3,914

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

Insurance and Risk of Uninsured Losses
We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for a discussion of risks associated with an uninsured property or liability loss.
Many of our West Coast communities are located in the general vicinity of active earthquake faults. Many of our communities are proximate to, and thus susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. We have in place with respect to communities located in California, for any single occurrence and in the aggregate, $75,000,000 of coverage with a deductible per building equal to five percent of the insured value of that building. The five percent deductible is subject to a minimum of $100,000 per occurrence. Earthquake coverage outside of California is subject to a $100,000,000 limit, except with respect to the state of Washington, for which the limit is $65,000,000. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence. In addition, up to a policy aggregate of $2,000,000, the next $400,000 of loss per occurrence outside California will be treated as an additional deductible.
On December 1, 2007, we elected to cancel and rewrite our property insurance policy for a 17 month term in order to take advantage of declining insurance premium rates. As a result, our property insurance premium decreased by approximately 15% with no material changes in coverage. The policy now expires on May 1, 2009.
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
An additional consideration for insurance coverage and potential uninsured losses is mold growth. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. For further discussion of the risks and the Company’s related prevention and remediation activities, please refer to the discussion under Item 1a, “Risk Factors – We may incur costs due to environmental contamination or non-compliance,” of environmental contamination in our Annual Report on Form 10-K for the year ended December 31, 2007. We cannot provide assurance that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.
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
Forward-Looking Statements
This Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:
•	our potential development, redevelopment, acquisition or disposition of communities;

•	the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;

•	the timing of lease-up, occupancy and stabilization of apartment communities;

•	the pursuit of land on which we are considering future development;

•	the anticipated operating performance of our communities;

•	cost, yield and earnings estimates;

•	our declaration or payment of distributions;

•	our joint venture and discretionary fund activities;

•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code;

•	the real estate markets in Northern and Southern California and markets in selected states in the Mid-Atlantic, Midwest, New England, Metro NY/NJ and Pacific Northwest regions of the United States and in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions; and

•	trends affecting our financial condition or results of operations.
We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1a, “Risk Factors,” on our Form 10-K for a discussion of risks associated with forward-looking statements.
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
If we were to consolidate the joint ventures that we accounted for using the equity method at March 31, 2008, our assets would have increased by $1,039,512,000 and our liabilities would have increased by $758,311,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:
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
Cost Capitalization
We capitalize costs during the development of assets beginning when we determine that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. For redevelopment efforts, we capitalize costs either (i) in advance of taking homes out of service when significant renovation of the common area has begun until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating expenses incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized as they accrue.
During the development and redevelopment efforts we capitalize all direct and those indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts are also capitalized. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment, and as such, we believe cost capitalization to be a critical accounting estimate.
There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if for the three months ended March 31, 2008 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our operating expenses would have increased by $716,000.

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
Due to the subjectivity in determining whether a pursuit will result in the acquisition or development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If it were determined that 10% of our capitalized pursuits were no longer probable of occurring, net income for the quarter ended March 31, 2008 would have decreased by $6,253,000.
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
For the three months ended March 31, 2008, we did not recognize any impairment in value associated with our investments or long-lived assets. We cannot predict the occurrence of future events that may cause an impairment assessment to be performed.

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
There have been no material changes to our exposures to market risk since December 31, 2007.
Item 4.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As reported in our Form 10-K for the year ended December 31, 2007, we are seeking compensatory damages, as well as punitive and treble damages, in a complaint we filed in October 2007 in the U.S. District Court, Eastern District of Virginia (Alexandria) against a former vice president of the Company who had authority over repair and capital improvements at existing communities (AvalonBay Communities, Inc. v. James R. Willden, amended on April 16, 2008). The complaint alleges, among other things, that the former employee colluded to receive payments from San Jose Water Conservation Corp., a vendor (“San Jose”) in exchange for approving invoices. We previously filed a complaint in the same court against this vendor and its president (AvalonBay Communities, Inc. v. San Jose Water Conservation Corp. and Michael P. Schroll). On April 2, 2008, the court issued a summary judgment order in the San Jose/Schroll case, ruling in AvalonBay’s favor and awarding AvalonBay treble damages under the Federal Racketeer Influenced and Corrupt Organization Act (RICO). The defendants have filed a notice of appeal. Our fidelity bond insurer, as subrogee, will have a claim on portions of the amounts collected, if any. There is no guarantee that we or our insurer will be able to actually collect from San Jose or Schroll any portion of the judgment. Our lawsuit against James R. Willden, relating to the same matters, is still pending. We continue to investigate these and other payments approved by or under the supervision of this former employee and may amend this complaint or file additional complaints against other parties involved in these matters. We do not expect that the loss related to this matter will be material to our results of operations or financial condition.

Item 1a.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors which could materially affect our business, financial condition or future results discussed in the Form 10-K in Part I, “Item 1a. Risk Factors.” The risks described in the Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2007.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

				(d)
				Maximum Dollar
			(c)	Amount that May
	(a)		Total Number of	Yet be Purchased
	Total Number	(b)	Shares Purchased	Under the Plans or
	of Shares	Average Price	as Part of Publicly	Programs
	Purchased	Paid per	Announced Plans	(in thousands)
Period	(1)	Share	or Programs	(2)
January 1- January 31, 2008	483,036	$87.42	482,100	—
February 1 - February 29, 2008	—	—	—	$200,000
March 1- March 31, 2008	35,899	$92.44	—	$200,000

(1)	Includes 936 shares in January and 35,899 shares in March surrendered to the Company in connection with vesting of restricted stock as payment of exercise price or as payment of taxes.

(2)	On February 5, 2008, the Board of Directors voted to increase the aggregate purchase price of shares that may be purchased under the Company’s Stock Repurchase Program by $200,000,000 to $500,000,000. In determining whether to repurchase shares, we consider a variety of factors, including among other things our liquidity needs, corporate and legal requirements, the then current market price of our shares, market conditions, and the effect of the share repurchases on our per share earnings and FFO. There is no scheduled expiration date to this program.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.
Item 6.	Exhibits

Exhibit No.		Description
3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed on March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 10-K of the Company filed on March 1, 2007.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 3(i).3 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Second Supplemental Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.2	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.7	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

Exhibit No.		Description
4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer.) (Furnished herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AVALONBAY COMMUNITIES, INC.

Date: May 8, 2008	/s/ Bryce Blair
Bryce Blair
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2008	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer (Principal Financial Officer)