Form 10-Q
period 2008-06-30
AVALONBAY COMMUNITIES INC
filed 2008-08-11
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
77,044,055 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2008

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and six months ended June 30, 2008 and 2007	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2007	3-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	49-50

Item 1a.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Submission of Matters to a Vote of Security Holders	52

Item 5.	Other Information	52

Item 6.	Exhibits	52

SIGNATURES		55

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6-30-08	12-31-07
	(unaudited)
ASSETS
Real estate:
Land	$1,020,920	$989,366
Buildings and improvements	5,256,511	4,923,701
Furniture, fixtures and equipment	163,225	153,155

	6,440,656	6,066,222
Less accumulated depreciation	(1,280,602)	(1,185,559)

Net operating real estate	5,160,054	4,880,663
Construction in progress, including land	957,504	947,024
Land held for development	310,296	288,423
Operating real estate assets held for sale, net	102,726	181,072

Total real estate, net	6,530,580	6,297,182

Cash and cash equivalents	7,347	20,284
Cash in escrow	106,982	188,264
Resident security deposits	30,632	29,240
Investments in unconsolidated real estate entities	63,435	57,990
Deferred financing costs, net	30,276	27,421
Deferred development costs	80,176	60,996
Prepaid expenses and other assets	72,348	55,107

Total assets	$6,921,776	$6,736,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$2,163,710	$1,893,499
Variable rate unsecured credit facility	—	514,500
Mortgage notes payable	1,260,215	750,062
Dividends payable	70,916	67,909
Payables for construction	75,380	91,275
Accrued expenses and other liabilities	191,785	234,074
Accrued interest payable	37,418	38,503
Resident security deposits	43,349	40,330
Liabilities related to real estate assets held for sale	22,179	56,526

Total liabilities	3,864,952	3,686,678

Minority interest of unitholders in consolidated partnerships	19,273	23,152

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both June 30, 2008 and December 31, 2007; 4,000,000 shares issued and outstanding at both June 30, 2008 and December 31, 2007	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both June 30, 2008 and December 31, 2007; 77,041,842 and 77,318,611 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	770	773
Additional paid-in capital	3,023,455	3,026,708
Accumulated earnings less dividends	16,114	2,499
Accumulated other comprehensive loss	(2,828)	(3,366)

Total stockholders’ equity	3,037,551	3,026,654

Total liabilities and stockholders’ equity	$6,921,776	$6,736,484

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6-30-08	6-30-07	6-30-08	6-30-07
Revenue:
Rental and other income	$212,643	$189,436	$418,127	$372,191
Management, development and other fees	1,579	1,488	3,217	2,932

Total revenue	214,222	190,924	421,344	375,123

Expenses:
Operating expenses, excluding property taxes	61,800	55,836	122,163	110,306
Property taxes	19,302	18,003	38,596	34,525
Interest expense, net	29,598	21,913	57,258	44,664
Depreciation expense	48,450	41,548	95,203	82,709
General and administrative expense	9,383	6,642	17,503	13,422

Total expenses	168,533	143,942	330,723	285,626

Equity in income (loss) of unconsolidated entities	3,800	(196)	3,833	(283)
Minority interest in consolidated partnerships	(105)	(457)	(210)	(906)
Gain on sale of land	—	—	—	545

Income from continuing operations	49,384	46,329	94,244	88,853

Discontinued operations:
Income from discontinued operations	3,811	4,723	7,400	8,718
Gain on sale of communities	74,139	—	74,139	—

Total discontinued operations	77,950	4,723	81,539	8,718

Net income	127,334	51,052	175,783	97,571
Dividends attributable to preferred stock	(2,175)	(2,175)	(4,350)	(4,350)

Net income available to common stockholders	$125,159	$48,877	$171,433	$93,221

Other comprehensive income:
Unrealized gain on cash flow hedges	774	739	538	910

Comprehensive income	$125,933	$49,616	$171,971	$94,131

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.61	$0.56	$1.17	$1.07
Discontinued operations	1.02	0.06	1.06	0.11

Net income available to common stockholders	$1.63	$0.62	$2.23	$1.18

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.61	$0.55	$1.16	$1.05
Discontinued operations	1.00	0.06	1.05	0.11

Net income available to common stockholders	$1.61	$0.61	$2.21	$1.16

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	6-30-08	6-30-07
Cash flows from operating activities:
Net income	$175,783	$97,571
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	95,203	82,709
Depreciation expense from discontinued operations	2,939	5,757
Amortization of deferred financing costs and debt premium/discount	2,650	2,416
Amortization of stock-based compensation	6,936	4,938
Income allocated to minority interest in consolidated partnerships	210	906
Equity in income of unconsolidated entities, net of eliminations	(3,246)	779
Return on investment of unconsolidated entities	—	122
Gain on sale of real estate assets	(74,139)	(545)
Decrease (increase) in cash in operating escrows	(8,120)	1,842
Decrease (increase) in resident security deposits, prepaid expenses and other assets	(16,145)	4,381
Decrease in accrued expenses, other liabilities and accrued interest payable	(42,946)	390

Net cash provided by operating activities	139,125	201,266

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(419,079)	(575,077)
Capital expenditures — existing real estate assets	(1,659)	(1,730)
Capital expenditures — non-real estate assets	(2,280)	(769)
Proceeds from sale of real estate communities, net of selling costs	148,660	5,129
Increase (decrease) in payables for construction	(15,895)	3,186
Decrease in cash in construction escrows	89,402	13,657
Decrease (increase) in investments in unconsolidated real estate entities	(1,900)	3,153

Net cash used in investing activities	(202,751)	(552,451)

Cash flows from financing activities:
Issuance of common stock	3,470	617,099
Repurchase of common stock	(42,159)	—
Dividends paid	(138,620)	(130,127)
Net repayments under unsecured credit facility	(514,500)	—
Issuance of mortgage notes payable and draws on construction loans	525,297	16,926
Repayments of mortgage notes payable	(47,295)	(19,869)
Issuance of unsecured debt	330,000	—
Repayment of unsecured notes	(60,000)	—
Payment of deferred financing costs	(5,294)	(3,730)
Contributions from minority and profit-sharing partners	—	1,334
Distributions to DownREIT partnership unitholders	(114)	(172)
Distributions to joint venture and profit-sharing partners	(96)	(849)

Net cash provided by financing activities	50,689	480,612

Net (decrease) increase in cash and cash equivalents	(12,937)	129,427

Cash and cash equivalents, beginning of period	20,284	8,343

Cash and cash equivalents, end of period	$7,347	$137,770

Cash paid during the period for interest, net of amount capitalized	$53,609	$46,948

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the six months ended June 30, 2008:
•	As described in Note 4, “Stockholders’ Equity,” 129,513 shares of common stock valued at $11,567 were issued in connection with stock grants, 2,070 shares valued at $181 were issued through the Company’s dividend reinvestment plan, 24,407 shares valued at $1,357 were issued to members of the Board of Directors in fulfillment of a deferred stock award, 1,101 shares valued at $109 were forfeited and 37,992 shares valued at $3,481 were withheld to satisfy employees’ tax withholding and other liabilities, for a net value of $9,515. In addition, the Company granted 401,212 options for common stock, net of forfeitures, at a value of $3,976.

•	The Company recorded an increase to other comprehensive income of $538 to record the impact of the Company’s hedge accounting activity (as described in Note 5, “Derivative Instruments and Hedging Activities”).

•	Common and preferred dividends declared but not paid totaled $70,916.

•	The Company recorded a decrease of $3,879 to minority interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner. This put option allows our partner to require the Company to purchase their interest in the investment at the future fair market value, payable in cash or, at the Company’s option, shares of the Company’s common stock. For further discussion of the nature and valuation of the put option, see Note 11, “Fair Value Measurements.”
During the six months ended June 30, 2007:
•	The Company issued 72,296 shares of common stock valued at $10,605 in connection with stock grants, 1,179 shares valued at $157 were issued through the Company’s dividend reinvestment plan, 40,539 shares valued at $4,153 were withheld to satisfy employees’ tax withholding and other liabilities and 4,007 shares valued at $274 were forfeited, for a net value of $6,335. In addition, the Company granted 335,749 options for common stock, net of forfeitures, at a value of $7,478.

•	19,231 units of limited partnership, valued at $887, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $910 to adjust the Company’s Hedging Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $69,951.

•	The Company recorded an increase of $6,124 to minority interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner. This put option allows our partner to require the Company to purchase their interest in the investment at the future fair market value, payable in cash or, at the Company’s option, shares of the Company’s common stock.

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
At June 30, 2008, the Company owned or held a direct or indirect ownership interest in 160 operating apartment communities containing 45,322 apartment homes in ten states and the District of Columbia, of which 10 communities containing 2,626 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 20 communities under construction that are expected to contain an aggregate of 5,796 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 42 communities that, if developed as expected, will contain an estimated 12,346 apartment homes.
During the three months ended June 30, 2008:
•	The Company sold four wholly-owned communities: Avalon Haven, located in North Haven, Connecticut, Avalon at West Grove, located in Westmont, Illinois, and both phases of Avalon at Foxchase, located in San Jose, California. These four communities contain a total of 924 apartment homes and were sold for an aggregate sales price of $153,650, a portion of which was used to repay outstanding debt related to these dispositions in the amount of $26,400. The sale of these communities resulted in a gain in accordance with generally accepted accounting principles (“GAAP”) of $74,139.

•	The Company executed two separate seven-year, interest only mortgage loans for an aggregate borrowing of approximately $260,600 at a weighted average effective interest rate of approximately 5.58%. One mortgage loan for $110,600 is secured by Avalon Crescent, located in McLean, Virginia. The second mortgage loan for $150,000 is secured by Avalon Silicon Valley, located in Sunnyvale, California.

•	The Company entered into a $330,000 variable rate, unsecured term loan comprised of three tranches, each representing approximately one third of the borrowing, bearing interest at LIBOR plus a spread of 1.25%. One tranche matures in each of the next three years, with the final tranche maturing in January 2011.

•	The Company repurchased $10,000 principal amount of its $150,000, 7.5% unsecured notes that mature in August 2009. The notes were repurchased for $10,288, with the premium above par recorded as a charge to earnings.

•	The Company repaid two loans secured by Avalon Knoll located in Germantown, MD and Avalon Landing located in Annapolis, MD. The aggregate amount of the repayment of the loans was $17,207. The loans, which had a weighted average interest rate of 6.83% and an original maturity of June 2026, were repaid early at par. The Company has included the unamortized deferred financing costs related to these borrowings in the amount of $565 as a charge to earnings in the second quarter of 2008.

•	The Company completed the development of three communities: Avalon Riverview North, Avalon on the Sound East and Avalon at Dublin Station I. Avalon Riverview North, located in New York, New York, is a high-rise community containing 602 apartment homes and was completed for a total capitalized cost of $174,400. Avalon on the Sound East, located in New Rochelle, New York, is a high-rise community containing 588 apartment homes and was completed for a total capitalized cost of $180,500. Avalon at Dublin Station I, located in Dublin, California, is a garden-style community containing 305 apartment homes and was completed for a total capitalized cost of $85,600.

•	The Company commenced construction of one community, Avalon Blue Hills, located in Randolph, Massachusetts. Avalon Blue Hills will contain 276 apartment homes and, if completed as planned, will be completed for a projected total capitalized cost of $46,600.

•	The Company commenced the redevelopment of three communities: Avalon Mountain View, located in Mountain View, California and both phases of Avalon Symphony Woods, located in Columbia, Maryland. These three communities contain an aggregate of 640 apartment homes and will be completed for a projected total capitalized cost of $18,800, excluding costs incurred prior to redevelopment.

•	AvalonBay Value Added Fund, L.P. (the “Fund”) is the private, discretionary investment vehicle in which the Company holds an equity interest of approximately 15%. The Company completed the redevelopment of Avalon Paseo Place, located in Fremont, California, on behalf of the Fund. Avalon Paseo Place contains 134 apartment homes and was completed for a total capitalized cost of $5,200 excluding costs incurred prior to the start of redevelopment. In addition, the Fund sold Avalon Redmond, located in Redmond, Washington. Avalon Redmond contains 400 apartment homes and was sold for a sales price of $81,250. The sale resulted in a gain in accordance with GAAP of $25,417, of which the Company’s portion is $3,483, which is reported in the Condensed Consolidated Statements of Operations and Other Comprehensive Income as a component of equity in income (loss) of unconsolidated entities.
The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
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
The Company assesses consolidation of variable interest entities under the guidance of FIN 46(R). The Company accounts for joint venture entities and subsidiary partnerships, including those structured as DownREITs, that are not variable interest entities, in accordance with EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and EITF Topic D-46, “Accounting for Limited Partnership Investments. “The Company uses EITF Issue No. 04-5 to evaluate the partnership of each joint venture entity and determine whether control over the partnership, as defined by the EITF, lies with the general partner, or the limited partners, when the limited partners have certain rights. If the Company is the general partner and has control over the partnership, or if the Company’s limited partnership ownership includes the ability to dissolve the partnership, or has substantive participating rights, the Company consolidates the investments. If the Company is not the general partner, or the Company’s partnership interest does not overcome the presumption of control in a limited partnership residing with the general partner as discussed in the EITF, the Company then looks to the guidance in SOP 78-9, APB No. 18 and EITF Topic D-46 to determine the accounting framework to apply. The Company generally uses the equity method to account for these investments unless its ownership interest is so minor that it has virtually no influence over the partnership’s operating and financial policies. Investments in which the Company has little or no influence are accounted for using the cost method.

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
If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the three or six months ended June 30, 2008 or 2007.
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

In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $1,829 and $1,287 for the three months ended June 30, 2008 and 2007, respectively and $2,329 and $2,075 for the six months ended June 30, 2008 and 2007, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
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
It is the Company’s policy to perform a quarterly qualitative analysis to determine if there are changes in circumstances that suggest the carrying value of a long-lived asset may not be recoverable. If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company compares the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company did not recognize an impairment loss on any of its operating communities during the three and six months ended June 30, 2008 or 2007.
Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $20,909 at June 30, 2008 and was $19,368 at December 31, 2007.
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

Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of June 30, 2008 and December 31, 2007, the Company had approximately $102,975 and $213,108, respectively, in variable rate debt subject to cash flow hedges. Excluding debt on communities classified as held for sale, the Company did not apply hedge accounting for an additional $126,935 in variable rate debt which is subject to interest rate caps as of June 30, 2008. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.
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

	For the three months ended		For the six months ended
	6-30-08	6-30-07	6-30-08	6-30-07
Basic and diluted shares outstanding
Weighted average common shares — basic	76,753,951	79,428,056	76,714,437	78,932,715
Weighted average DownREIT units outstanding	64,019	126,392	64,019	135,439
Effect of dilutive securities	760,647	1,093,066	706,267	1,214,989

Weighted average common shares — diluted	77,578,617	80,647,514	77,484,723	80,283,143

Calculation of Earnings per Share — basic
Net income available to common stockholders	$125,159	$48,877	$171,433	$93,221

Weighted average common shares — basic	76,753,951	79,428,056	76,714,437	78,932,715

Earnings per common share — basic	$1.63	$0.62	$2.23	$1.18

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$125,159	$48,877	$171,433	$93,221
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	57	84	114	172

Adjusted net income available to common stockholders	$125,216	$48,961	$171,547	$93,393

Weighted average common shares — diluted	77,578,617	80,647,514	77,484,723	80,283,143

Earnings per common share — diluted	$1.61	$0.61	$2.21	$1.16

Certain options to purchase shares of common stock in the amounts of 1,498,341 and 338,749 were outstanding at June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because in applying the treasury stock method under the provisions of SFAS No. 123(R), “Share Based Payments” as discussed below, such options are anti-dilutive.

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
Income Taxes
As of June 30, 2008, the Company did not have any unrecognized tax benefits as defined in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”). We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2004 through 2006.
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

Recently Issued Accounting Standards
On June 16, 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” In the FSP, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The FSP does not address awards that contain rights to forfeitable dividends. The FSP is effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited. The Company does not believe the provisions of FSP EITF 03-6-1 will have a material impact on its financial position or results of operations.
2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest associated with communities under development or redevelopment totaled $19,159 and $18,393 for the three months ended June 30, 2008 and 2007, respectively and $38,822 and $33,826 for the six months ended June 30, 2008 and 2007, respectively.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of June 30, 2008 and December 31, 2007 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale as of June 30, 2008 as shown in the Condensed Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	6-30-08	12-31-07
Fixed rate unsecured notes (1)	$1,833,710	$1,893,499
Variable rate unsecured notes	330,000	—
Fixed rate mortgage notes payable — conventional and tax-exempt	735,904	224,299
Variable rate mortgage notes payable — conventional and tax-exempt	524,311	525,763

Total notes payable and unsecured notes	3,423,925	2,643,561
Variable rate unsecured credit facility	—	514,500

Total mortgage notes payable, unsecured notes and unsecured credit facility	$3,423,925	$3,158,061

(1)	Balances at June 30, 2008 and December 31, 2007 include $2,290 and $2,501 of debt discount, respectively.
The following debt activity occurred during the six months ended June 30, 2008:
•	the Company repaid $50,000 in previously issued 6.625% unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity;

•	the Company repurchased $10,000 principal amount of its $150,000, 7.5% unsecured notes that mature in August 2009 for $10,288 with the premium above par recorded as a charge to earnings;

•	the Company repaid the 6.95% loan secured by Avalon Knoll located in Gaithersburg, MD for an aggregate repayment of $11,522;

•	the Company executed two separate five-year, interest only mortgage loans for aggregate borrowings of approximately $264,697 at a weighted average effective interest rate of approximately 4.78%. One mortgage loan for approximately $170,125 is secured by Avalon at Arlington Square, located in Arlington, Virginia. The second mortgage loan, for approximately $94,572 is secured by Avalon at Cameron Court, located in Alexandria, Virginia;

•	the Company executed two separate seven-year, interest only mortgage loans for aggregate borrowings of approximately $260,600 at a weighted average effective interest rate of approximately 5.58%. One mortgage loan for approximately $110,600 is secured by Avalon Crescent, located in McLean, Virginia. The second mortgage loan, for approximately $150,000 is secured by Avalon Silicon Valley, located in Sunnyvale, California;

•	the Company entered into a $330,000 variable rate, unsecured term loan comprised of three tranches, each representing approximately one third of the borrowing, bearing interest at LIBOR plus a spread of 1.25%. One tranche matures in each of the next three years, with the final tranche maturing in January 2011; and

•	the Company used a portion of the proceeds from these borrowings to repay all amounts previously drawn on its unsecured credit facility.
In the aggregate, secured notes payable mature at various dates from October 2008 through October 2047 and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,169,997 as of June 30, 2008). As of June 30, 2008, the Company has guaranteed approximately $350,207 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.6% and 6.5% at June 30, 2008 and December 31, 2007, respectively. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its unsecured credit facility, including the effect of certain financing related fees, was 3.6% at June 30, 2008 and 5.4% at December 31, 2007.
Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at June 30, 2008 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments	maturities	maturities	notes
2008	$4,158	$4,389	$146,000	8.250%
2009	5,608	58,779	140,000	7.500%
			105,600	3.720%
2010	5,670	29,388	200,000	7.500%
			112,200	3.720%
2011	4,728	36,579	300,000	6.625%
			50,000	6.625%
			112,200	3.720%
2012	3,627	27,143	250,000	6.125%
			250,000	5.500%
2013	3,927	264,697	100,000	4.950%
2014	4,257	33,100	150,000	5.375%
2015	4,614	260,600	—	—
2016	5,001	—	250,000	5.750%
2017	5,431	18,300	—	—
Thereafter(1)	243,048	237,171	—	—

	$290,069	$970,146	$2,166,000

(1)	As discussed in Note 12, “Subsequent Events,” in July 2008 the Company repaid the $11,500 variable rate loan secured by Fairway Hills, which had an orignal maturity of June 2026.
The Company’s unsecured notes contain a number of financial and other covenants with which the Company must comply, including, but not limited to, limits on the aggregate amount of total and secured indebtedness the Company may have on a consolidated basis and limits on the Company’s required debt service payments.

The Company has a variable rate unsecured credit facility in the amount of $1,000,000 with a syndicate of commercial banks, to whom the Company pays, in the aggregate, an annual facility fee of approximately $1,250. The Company had no balance outstanding under the credit facility and $52,862 outstanding in letters of credit on June 30, 2008. At December 31, 2007, there was $514,500 outstanding under the current credit facility and $61,689 outstanding in letters of credit. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum (2.86% at June 30, 2008). The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on the Company’s credit rating. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $422,500. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company did not have any amounts outstanding under this competitive bid option as of June 30, 2008. The Company is in compliance with certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.
4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the six months ended June 30, 2008:

				Accumulated	Accumulated
			Additional	earnings	other	Total
	Preferred	Common	paid-in	less	comprehensive	stockholders’
	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2007	$40	$773	$3,026,708	$2,499	$(3,366)	$3,026,654

Net income	—	—	—	175,783	—	175,783
Unrealized loss on cash flow hedges	—	—	—	—	538	538
Change in redemption value of minority interest	—	—	—	3,879	—	3,879
Dividends declared to common and preferred stockholders	—	—	—	(141,807)	—	(141,807)
Issuance of common stock, net of withholdings	—	2	1,588	(172)	—	1,418
Purchase of common stock	—	(5)	(18,086)	(24,068)	—	(42,159)
Amortization of deferred compensation	—	—	13,245	—	—	13,245

Balance at June 30, 2008	$40	$770	$3,023,455	$16,114	$(2,828)	$3,037,551

During the six months ended June 30, 2008, the Company:
(i)	issued 88,434 shares of common stock in connection with stock options exercised;

(ii)	issued 24,407 shares to members of the Board of Directors in fulfillment of deferred stock awards;

(iii)	issued 2,070 shares through the Company’s dividend reinvestment plan;

(iv)	issued 129,513 common shares in connection with stock grants;

(v)	withheld 37,992 shares to satisfy employees’ tax withholding and other liabilities;

(vi)	purchased 482,100 shares through the Company’s stock repurchase program; and

(vii)	had 1,101 shares of restricted stock forfeited.
In addition, the Company granted 401,212 options for common stock to employees. As required under SFAS No. 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during the six months ended June 30, 2008 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2008 or above, and will not be reflected until earned as compensation cost.
Dividends per common share were $0.8925 and $1.785 for the three and six months ended June 30, 2008, respectively, and $0.85 and $1.70 for the three and six months ended June 30, 2007, respectively. The average dividend for all non-redeemed preferred shares during the three and six months ended June 30, 2008 and 2007 was $0.54 and $1.09 per share, respectively.
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

In February 2008, the Company announced that its Board of Directors increased the Company’s common stock repurchase program for purchases of shares of its common stock in open market or negotiated transactions to $500,000. During the six months ended June 30, 2008, the Company repurchased 482,100 shares at an average price of $87.42 per share through this program, bringing the total amount of common stock purchased under the program to approximately $300,000.
5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt (collectively, the “Hedged Debt”). The Company has not entered into any interest rate hedge agreements for its conventional unsecured debt and does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at June 30, 2008 (dollars in thousands):

	Interest	Interest
	Rate Caps	Rate Swaps
Notional balance	$209,121	$45,649
Weighted average interest rate (1)	3.8%	6.5%
Weighted average capped interest rate	7.5%	n/a
Earliest maturity date	May-09	Jun-10
Latest maturity date	Mar-14	Jun-10
Estimated fair value, asset/(liability)	$221	$(2,195)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had five derivatives designated as cash flow hedges and six derivatives not designated as hedges at June 30, 2008. For the derivative positions that the Company has determined qualify as effective cash flow hedges under SFAS No. 133, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives to their fair value and recognize the impact of hedge accounting, the Company recorded an increase in other comprehensive income of $538 during the six months ended June 30, 2008 and $910 during the six months ended June 30, 2007. Amounts in other comprehensive income will be reclassified into earnings in conjunction with the periodic adjustment of the floating rates on the Hedged Debt, in interest expense, net. The amount reclassified into earnings for the six months ended June 30, 2008, as well as the estimated amount included in accumulated other comprehensive income as of June 30, 2008, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material.
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
Derivative financial instruments expose the Company to credit risk in the event of nonperformance by the counterparties under the terms of the Hedging Derivatives. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote. Consistent with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivative financial instruments. Refer to Note 11 “Fair Value Measurements,” for further discussion of fair value measurements under SFAS No. 157.

6. Investments in Real Estate Entities
Investments in Unconsolidated Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46(R) in accordance with EITF Issue No. 04-5, SOP 78-9, APB No. 18, and EITF Topic D-46 as applicable. As of June 30, 2008, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:
•	a 20% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in the limited liability company that owns the Avalon Chrystie Place I community;

•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that developed and owns the Avalon at Mission Bay North II community;

•	a 30% limited liability company membership interest (with a right to 45% or the residual distribution after the joint venture partners receive both a return of their initial investment and an achievement of a threshold return on that investment) in the limited liability company that developed and owns the Avalon Del Rey community;

•	a 50% limited liability company membership interest (with a right to 95% of distributions until the Company receives a return of our investment capital and a threshold return thereon) in the limited liability company that will develop 64 for-sale town homes adjacent to the Company’s Avalon Danvers community; and

•	a 15.2% combined general partner and indirect limited partner equity interest in the Fund (with the opportunity to receive as much as 20% of the Fund’s distributions in excess of return of capital, as an additional distribution, based on the achievement of certain threshold returns), which owns the following 19 communities: Avalon at Redondo Beach, Avalon Lakeside, Avalon Columbia, Avalon Sunset, Avalon at Poplar Creek, Avalon at Civic Center, Avalon Paseo Place, Avalon Yerba Buena, Avalon at Aberdeen Station, The Springs, The Covington, Avalon Cedar Place, Avalon Crystal Hill, Middlesex Crossing, Avalon Centerpoint, Skyway Terrace, Avalon Rutherford Station, South Hills Apartments and Colonial Towers/South Shore Manor.
In addition, as part of the formation of the Fund, the Company provided a guarantee to one of the limited partners. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,192 as of June 30, 2008). As of June 30, 2008, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under a liquidation scenario. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of June 30, 2008 was not significant and therefore the Company has not recorded any obligation for this guarantee as of June 30, 2008.
In June 2008, the Fund sold Avalon Redmond, located in Redmond, Washington. Avalon Redmond contains 400 apartment homes and was sold for a sales price of $81,250 resulting in a gain in accordance with GAAP of $25,417. The Company’s share of the gain in accordance with GAAP was approximately $3,483 and is recorded on the Condensed Consolidated Statement of Operations and Other Comprehensive Income as a component of equity in income (loss) of unconsolidated entities.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	6-30-08	12-31-07
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,006,343	$944,909
Other assets	48,643	47,228

Total assets	$1,054,986	$992,137

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$699,469	$682,810
Other liabilities	19,120	19,945
Partners’ capital	336,397	289,382

Total liabilities and partners’ capital	$1,054,986	$992,137

     The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the six months ended
	(unaudited)		(unaudited)
	6-30-08	6-30-07	6-30-08	6-30-07
Rental and other income	$26,845	$22,803	$53,464	$42,017
Operating and other expenses	(10,679)	(9,922)	(21,787)	(18,697)
Gain on sale of communities	25,417	—	25,417	—
Interest expense, net	(9,526)	(10,152)	(19,641)	(18,761)
Depreciation expense	(7,848)	(6,318)	(15,879)	(12,194)

Net income (loss)	$24,209	$(3,589)	$21,574	$(7,635)

In conjunction with the acquisition and development of the investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $4,908 at June 30, 2008 and $5,375 at December 31, 2007 of the respective investment balances.
Investments in Consolidated Real Estate Entities
The Company holds an option to make a capital contribution to an entity in connection with the pursuit of a Development Right in Pleasant Hill, California. The Company currently does not have any equity or economic interest in this entity. However, due to the nature of the Company’s option to make a capital contribution, this entity is considered a variable interest entity under FIN 46(R), where the Company is the primary beneficiary. This entity has no operations and has minimal assets and equity, and is therefore not considered a significant variable interest entity. For further discussion, see Note 12, “Subsequent Events.”
7. Real Estate Disposition Activities
During the six months ended June 30, 2008, the Company sold four communities, Avalon Haven, located in North Haven, Connecticut, Avalon at West Grove, located in Westmont, Illinois and both phases of Avalon at Foxchase, located in San Jose, California. These four communities contain an aggregate of 924 apartment homes and were sold for an aggregate sales price of $153,650, a portion of which was used to repay outstanding debt related to these dispositions in the amount of $26,400. These dispositions resulted in a gain in accordance with GAAP of approximately $74,139. As of June 30, 2008, the Company had four communities that qualified as discontinued operations and held for sale under the provisions of SFAS No. 144.
In accordance with the requirements of SFAS No. 144, the operations for any communities sold from January 1, 2007 through June 30, 2008 and the communities that qualified as discontinued operations and held for sale as of June 30, 2008 have been presented as such in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.

The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the six months ended
	6-30-08	6-30-07	6-30-08	6-30-07
Rental income	$7,594	$12,616	$16,659	$25,123
Operating and other expenses	(2,337)	(4,162)	(5,244)	(8,614)
Interest expense, net	(546)	(907)	(1,076)	(2,034)
Depreciation expense	(900)	(2,824)	(2,939)	(5,757)

Income from discontinued operations	$3,811	$4,723	$7,400	$8,718

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $3,257 and $3,569 as of June 30, 2008 and December 31, 2007, respectively, $17,655 and $50,141 of mortgage notes as of June 30, 2008 and December 31, 2007, respectively and other liabilities of $4,524 and $6,385 as of June 30, 2008 and December 31, 2007, respectively, relating to real estate assets sold or classified as held for sale.
During the six months ended June 30, 2008, the Company did not sell any parcels of land. The Company had a gain on the sale of a land parcel of $545 during the six months ended June 30, 2007.
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
•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2008, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2007, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2007.
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

A reconciliation of NOI to net income for the three and six months ended June 30, 2008 and 2007 is as follows:

	For the three months ended		For the six months ended
	6-30-08	6-30-07	6-30-08	6-30-07
Net income	$127,334	$51,052	$175,783	$97,571
Indirect operating expenses, net of corporate income	8,893	7,218	17,350	14,214
Investments and investment management	3,024	2,483	4,743	4,508
Interest expense, net	29,598	21,913	57,258	44,664
General and administrative expense	9,383	6,642	17,503	13,422
Equity in income of unconsolidated entities	(3,800)	196	(3,833)	283
Minority interest in consolidated partnerships	105	457	210	906
Depreciation expense	48,450	41,548	95,203	82,709
Gain on sale of real estate assets	(74,139)	—	(74,139)	(545)
Income from discontinued operations	(3,811)	(4,723)	(7,400)	(8,718)

Net operating income	$145,037	$126,786	$282,678	$249,014

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three and six months ended June 30, 2008 and 2007 have been adjusted for the communities that were sold from January 1, 2007 through June 30, 2008, or otherwise qualify as discontinued operations as of June 30, 2008, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended				For the six months ended
	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)	revenue	NOI	from prior year	real estate (1)
For the period ended June 30, 2008
Established
New England	$31,939	$21,233	5.5%	$821,922	$63,374	$41,130	3.4%	$821,922
Metro NY/NJ	36,197	25,265	2.8%	929,972	71,901	49,531	2.2%	929,972
Mid-Atlantic/Midwest	31,231	20,250	6.8%	761,892	61,870	39,874	5.3%	761,892
Pacific Northwest	5,359	3,904	8.9%	174,544	10,683	7,727	10.0%	174,544
Northern California	31,718	23,592	9.6%	1,037,118	63,181	47,189	10.3%	1,037,118
Southern California	15,351	11,063	0.8%	375,561	30,741	22,169	1.3%	375,561

Total Established	151,795	105,307	5.6%	4,101,009	301,750	207,620	5.0%	4,101,009

Other Stabilized	30,919	20,449	n/a	1,125,779	61,011	40,179	n/a	1,125,779
Development / Redevelopment	29,929	19,281	n/a	2,123,734	55,366	34,879	n/a	2,123,734
Land Held for Future Development	n/a	n/a	n/a	310,296	n/a	n/a	n/a	310,296
Non-allocated (2)	1,579	n/a	n/a	47,638	3,217	n/a	n/a	47,638

Total	$214,222	$145,037	14.4%	$7,708,456	$421,344	$282,678	13.5%	$7,708,456

For the period ended June 30, 2007
Established
New England	$30,538	$19,695	3.0%	$811,819	$60,437	$38,858	3.3%	$811,819
Metro NY/NJ	35,410	24,800	5.1%	901,703	70,134	48,919	6.8%	901,703
Mid-Atlantic/Midwest	29,888	18,574	8.9%	739,299	59,240	37,108	8.3%	739,299
Pacific Northwest	8,274	5,868	21.7%	289,683	16,368	11,347	19.4%	289,683
Northern California	37,051	26,813	12.9%	1,294,136	73,440	53,311	12.7%	1,294,136
Southern California	13,999	10,135	7.4%	349,260	27,822	20,203	7.7%	349,260

Total Established	155,160	105,885	8.3%	4,385,900	307,441	209,746	8.5%	4,385,900

Other Stabilized	13,193	8,649	n/a	362,997	25,808	16,829	n/a	362,997
Development / Redevelopment	21,083	12,252	n/a	1,599,800	38,942	22,439	n/a	1,599,800
Land Held for Future Development	n/a	n/a	n/a	352,616	n/a	n/a	n/a	352,616
Non-allocated (2)	1,488	n/a	n/a	44,604	2,932	n/a	n/a	44,604

Total	$190,924	$126,786	14.4%	$6,745,917	$375,123	$249,014	13.9%	$6,745,917

(1)	Does not include gross real estate assets held for sale of $148,661 and $437,765 as of June 30, 2008 and 2007, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

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
Shares of common stock of 1,733,980 and 2,160,738 were available for future option or restricted stock grant awards under the 1994 Plan as of June 30, 2008 and December 31, 2007, respectively. Annually on January 1st, the maximum number available for issuance under the 1994 Plan is increased by up to 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.
Information with respect to stock options granted under the 1994 Plan, the Avalon 1995 Incentive Plan and the Avalon 1993 Plan is as follows:

			Avalon 1995
		Weighted	Incentive Plan	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2007	2,321,715	$83.15	768	$36.61
Exercised	(87,666)	40.98	(768)	36.61
Granted	401,212	89.06	—	—
Forfeited/Expired	(16,400)	111.25	—	—

Options Outstanding, June 30, 2008	2,618,861	$85.29	—	N/A

Options Exercisable:
June 30, 2008	1,727,550	$74.40	—	N/A

The weighted average fair value of the options granted during the six months ended June 30, 2008 is estimated at $9.91 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.5% over the expected life of the option, volatility of 22.17%, risk-free interest rate of 3.09% and an expected life of approximately seven years.
The Company issued 129,513 shares of restricted stock valued at $11,567, as part of its stock-based compensation plan during the six months ended June 30, 2008. Compensation cost is recognized over the requisite service period, which varies, but does not exceed five years. The fair value of restricted stock is the closing stock price on the date of the grant. Provisions of SFAS No. 123(R) require the Company to recognize compensation cost taking into consideration retirement eligibility. The cost related to stock-based compensation for restricted stock included in the determination of net income is based on actual forfeitures for the given year. Restricted stock awards typically vest over a five-year period with the exception of accelerated vesting provisions. Restricted stock vesting during the six months ended June 30, 2008 had fair values ranging from $50.04 to $147.75 per share. The total fair value of shares vested was $10,422 for the six months ended June 30, 2008.

Total stock-based compensation cost recognized in income was $8,705 and $5,930 for the six months ended June 30, 2008 and 2007, respectively, and total capitalized stock-based compensation cost was $2,970 and $2,584 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, there was a total of $8,109 and $13,609 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.73 years and 2.64 years, respectively.
Deferred Stock Performance Plan
The Company’s Board of Directors and its Compensation Committee have approved a multiyear performance plan (“the 2008 Performance Plan”). On June 1, 2008, awards in connection with this plan with an estimated compensation cost of $8,958 were granted to senior management and other selected officers (“2008 Performance Plan Awards”). The 2008 Performance Plan awards are initially in the form of deferred stock awards, with no dividend rights, granted under the Company’s 1994 Plan. These deferred stock awards will be forfeited in their entirety unless the Company’s total return to shareholders, consisting of stock price appreciation plus cumulative dividends without reinvestment or compounding (the “Actual TRS”), over the measurement period exceeds both (i) an Absolute TRS Target and (ii) a Relative TRS Target. The measurement period of the 2008 Performance Plan began on June 1, 2008 with a starting common stock price equal to the average closing price of the Company’s common stock on the twenty trading days prior to June 1, 2008. The measurement period will end on May 31, 2011, again using a twenty-day average closing price. The measurement period will end earlier upon a change in control of the Company.
The “Absolute TRS Target” that must be exceeded during the measurement period is a 32% total return performance (or a pro rated amount in the event the measurement period is less than three years due to a change in control). The “Relative TRS Target” that must be exceeded is the total return performance (stock price appreciation plus cumulative dividends without reinvestment or compounding) during the measurement period of the FTSE NAREIT Apartment Index. If the Actual TRS exceeds both the Absolute TRS Target and the Relative TRS Target, the total funding pool will equal 10% of the simple average of (i) the excess shareholder value created by the Actual TRS exceeding the Absolute TRS Target and (ii) the excess shareholder value created by the Actual TRS exceeding the Relative TRS Target, provided that in no event will the total funding pool exceed $60 million.
Each participating officer’s 2008 Performance Plan award is designated as a specified “Participation Percentage” in the plan. If both TRS targets are exceeded at the end of the measurement period, then each participating officer will earn deferred stock awards having a total value (based on the closing price of the Company’s common stock on the last day of the measurement period) equal to that officer’s participation percentage multiplied by the total funding pool. The total funding pool will under no circumstance exceed $60 million. Any unearned deferred stock awards (i.e., deferred stock awards in excess of the number of awards having a value equal to that officer’s participation percentage in the total funding pool) will be forfeited. Earned deferred stock awards will convert into vested unrestricted common stock (50%), and unvested restricted common stock with a one-year vesting period (50%), subject to earlier forfeiture or acceleration under certain circumstances. Dividends will be paid on both the unrestricted common stock and the restricted common stock. As of June 30, 2008, the Company has reserved 633,179 shares within the 1994 plan relating to deferred stock awards under the 2008 Performance Plan.
The Company will recognize compensation expense for the 2008 Performance Plan over the three year measurement period for the 50% of each award which vests at the end of the measurement period. For the remaining 50% of each award, the Company will recognize compensation expense over the four year period which includes the measurement period as well as the one-year vesting period subsequent to the end of the measurement period. The recognition of compensation cost will take into account actual forfeitures as well as retirement eligibility. The Company used a Monte Carlo model to assess the compensation cost associated with The 2008 Performance Plan. As of June 30, 2008, the estimated compensation cost was derived using the following assumptions: baseline share value of $102.61, dividend yield of 3.53%, estimated volatility figures over the life of the plan using 50% historical volatility and 50% implied volatility and risk free rates over the life of the plan ranging from 2.13% to 2.97%, resulting in an estimated fair value per share of $14.15. During the three months ended June 30, 2008, the components of total stock-based compensation that the Company recognized for the 2008 Performance Plan was compensation expense of $145 recognized in earnings, and capitalized stock-based compensation costs of $83.

10. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $1,579 and $1,488 in the three months ended June 30, 2008 and 2007, respectively and $3,217 and $2,932 for the six months ended June 30, 2008 and 2007, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
Director Compensation
Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders starting with the 2006 annual meeting, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock awards) having a value of $100 and (ii) a cash payment of $40, payable in quarterly installments of $10. After September 20, 2007, the cash payment increased to $50, payable in quarterly installments of $12.5. The value of the restricted stock or deferred stock award increased to $125 following the 2008 annual meeting. The number of shares of restricted stock (or deferred stock awards) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5.
The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $1,531 and $1,749 for the three and six months ended June 30, 2008 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $229 and $766 on June 30, 2008 and December 31, 2007, respectively. Compensation expense during the second quarter of 2008 includes additional expense associated primarily with the accelerated award vesting for directors.
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at June 30, 2008.
Other Financial Instruments
In conjunction with a joint venture agreement, the Company provided our joint venture partner with a redemption option (the “Put”). This Put allows our partner to require the Company to purchase their interest in the investment at the future fair market value, payable in cash or, at the Company’s option, common equity shares of the Company. Consistent with the guidance in EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” we classify our obligation under this Put as a component of minority interest at fair value, with a corresponding offset of changes in the fair value of the Put recorded in accumulated earnings less dividends. The fair value of the Put is based on the fair market value of the net assets of the joint venture. The Company calculates the fair value of the Put based on unobservable inputs considering the assumptions that market participants would make in pricing this obligation. Accordingly, the valuation of the Put is classified in Level 3 of the fair value hierarchy. At June 30, 2008, the fair value of the Put was $15,287, which represents an unrealized decrease in the fair value of this obligation of $3,879 for the six month period ended June 30, 2008.
12. Subsequent Events
In July 2008, the Company sold two communities: Avalon Landing, located in Annapolis, Maryland and Avalon Walk, located in Hamden, Connecticut. These two communities contain 922 apartment homes and were sold for an aggregate sales price of $149,750.
In July 2008, the Company repaid $146,000 of unsecured notes with an annual interest rate of 8.25% pursuant to their scheduled maturity.
In July 2008, the Company repaid the loan secured by Avalon at Fairway Hills, located in Columbia, Maryland. The $11,500 variable-rate loan, which had an original maturity of June 2026, was repaid early at par.
Also in July 2008, the Company became the general partner of PHVP I, LP. In conjunction with becoming the general partner, the Company entered into a ground lease for a parcel of land related to the proposed development of a multifamily rental community, and became the borrower under a $135,000 bond financing through the Contra Costa County redevelopment Agency, to fund construction of the multifamily rental community.
In August 2008, the Company sold Avalon Pruneyard. Avalon Pruneyard, located in Campbell, California, contains 252 apartment homes and was sold for $53,800.

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
We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are located in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Midwest, the Pacific Northwest, and the Northern and Southern California regions of the United States. Our strategy is to more deeply penetrate these markets with a broad range of products and services and an intense focus on our customer. Our communities are predominately upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.
Second Quarter 2008 Highlights
•	We continued to experience earnings growth in the second quarter of 2008 despite the uncertain economic conditions.

•	Net income available to common stockholders for the quarter ended June 30, 2008 was $125,159,000, as compared to $48,877,000 for the quarter ended June 30, 2007, an increase of 156.1%. This increase is primarily attributable to gains from the sale of communities and year-over-year increases in operating performance from our communities in the second quarter of 2008.

•	Our Established Community portfolio (as defined later in this report) experienced a 5.6% increase in net operating income (“NOI”) over the comparable period of 2007, driven by a 3.7% increase in rental revenue and a decrease in operating expenses of 0.5%. The rental revenue growth over the comparable period in 2007 is comprised of an increase in rental rates of 3.3% and an increase in occupancy of 0.4%.

•	Our growth in operating results continue to be supported by the increasing contribution from communities that are currently under development as well as those that have recently completed development. We continue to focus on creating value through our development activities and pipeline. In the second quarter of 2008, we completed the development of three communities containing 1,495 apartment homes for an aggregate total capitalized cost of $440,500,000. In addition, we began the construction of one wholly-owned apartment community that, upon completion, is expected to contain 276 apartment homes for a total capitalized cost of $46,600,000. At June 30, 2008, we have 20 communities under construction with a projected total capitalized cost upon completion of approximately $1,815,400,000.

•	The Company commenced the redevelopment of three communities in the second quarter of 2008. These three communities contain an aggregate of 640 apartment homes and will be completed for an estimated total capitalized cost of $18,800,000, excluding costs incurred prior to the start of redevelopment. In addition, the Company completed the redevelopment of one community on behalf of the Fund (as defined below), containing 134 apartment homes for a total capitalized cost of $5,200,000, excluding costs incurred prior to the start of redevelopment.

•	During the second quarter of 2008, we sold four wholly-owned communities that contain a total of 924 apartment homes for an aggregate sales price of $153,650,000.

•	We executed two separate seven-year, interest only secured financings for aggregate borrowings of approximately $260,600,000, at a weighted average effective interest rate of 5.58%.

•	We entered into a $330,000,000 variable rate, unsecured term loan comprised of three tranches bearing interest at LIBOR plus a spread of 1.25%.

•	We repurchased $10,000,000 principal amount of our $150,000,000, 7.5% unsecured notes that mature in August 2009. The notes were repurchased for $10,287,500 with the premium above par recorded as a charge to earnings.

•	We repaid two secured loans at par in advance of their scheduled maturity in June 2026. The loans had a weighted average interest rate of 6.83% and were secured by Avalon Knoll located in Germantown, Maryland and Avalon Landing located in Annapolis, Maryland. The aggregate amount of the repayment of the loans was approximately $17,207,000.

•	In addition, the Fund (as defined below) sold Avalon Redmond, located in Redmond, Washington. Avalon Redmond contains 400 apartment homes and was sold for a sales price of $81,250,000.
Financial Outlook
We expect revenue and NOI growth for the remainder of 2008 at our Established Communities to remain positive but to continue to moderate from the levels achieved during the first half of the year. Our expectation of continued growth in 2008 is supported by favorable apartment demand-supply fundamentals, primarily the supply constraints in our geographic markets, the current weakness in the for-sale housing market and favorable demographic trends, offset somewhat by the expectation that employment growth will be flat for 2008 on a full year basis. Our focus on high barrier to entry markets with constrained supply has helped to mitigate the impact of the current economic volatility adversely affecting multifamily housing as new rental supply remains modest and the potential amount of additional rental supply from unsold condominiums is less in our markets relative to other regions of the country. In addition, we expect that growth in demand for rental apartments will continue to be supported by an increasing propensity to rent, as reflected in the declining home ownership rate, as well as an increase in the demographic segments of our population with traditionally higher propensities to rent. We believe that these factors will allow our markets to exhibit positive growth for the balance of 2008.
We expect our development activity will continue to create long-term value. We currently have approximately $1,815,400,000 under construction (measured by total projected capitalized cost of the communities at completion). As of June 30, 2008, approximately $1,156,612,000 of this development has been incurred, with $658,788,000 remaining to be incurred. For the remainder of 2008, we anticipate our construction activity will remain at or slightly above this level. Our combined development under way and in planning was $5,560,600,000 at June 30, 2008, down from $6,202,800,000 at March 31, 2008. Given current economic and capital market conditions, we continue to selectively pursue new Development Rights, including the acquisition of land for future development. We currently have Development Rights for construction of new apartment communities that would, if developed as expected, total approximately $3,653,000,000 based on total projected capitalized costs at June 30, 2008. Also at June 30, 2008, we have 10 communities under redevelopment, including those being redeveloped on behalf of the Fund, with an expected investment of approximately $92,200,000, excluding costs incurred prior to the start of redevelopment. We expect to continue to increase our redevelopment activities in 2008, for both wholly owned and Fund-owned assets.

While current market conditions with respect to liquidity may impact the types of funding sources used, we believe that our current level of indebtedness, our current ability to service interest and other fixed charges and our large base of unencumbered assets will continue to provide us with the financial flexibility to access the capital necessary to fund our development and redevelopment activities currently underway. We expect to meet these needs from both secured and unsecured debt, as well as asset sales and retained cash. During the first half of 2008, we raised in excess of $1,000,000,000 of capital through the issuance of secured debt, unsecured debt and asset sales. We used these proceeds to reduce amounts drawn under our unsecured line of credit, as well as prepaying certain secured debt with higher interest costs, providing flexibility to address future obligations and opportunities.
AvalonBay Value Added Fund, L.P. (the “Fund”) is a discretionary investment fund in which we hold a 15% interest. The Fund has been our principal vehicle for acquiring apartment communities, subject to certain exceptions, since its formation in March 2005. The investment period for the Fund concluded in March 2008. We are exploring various potential sources and vehicles for funding future acquisitions.
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
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the period ended June 30, 2008, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2007, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For communities that we wholly own, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s acquisition cost. The definition of substantial redevelopment may differ for communities owned through a joint venture arrangement.

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
As of June 30, 2008, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes

Current Communities

Established Communities:
New England	23	5,351
Metro NY/NJ	17	5,309
Mid-Atlantic/Midwest	18	6,122
Pacific Northwest	6	1,320
Northern California	20	5,657
Southern California	11	3,430

Total Established	95	27,189

Other Stabilized Communities:
New England	9	3,053
Metro NY/NJ	13	3,828
Mid-Atlantic/Midwest	9	2,281
Pacific Northwest	4	1,169
Northern California	12	3,396
Southern California	8	1,780

Total Other Stabilized	55	15,507

Redevelopment Communities	10	2,626

Total Current Communities	160	45,322

Development Communities	20	5,796

Development Rights	42	12,346

Results of Operations
Our year-over-year operating performance is primarily affected by individual geographic market conditions and apartment fundamentals as measured by changes in net operating income of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and six months ended June 30, 2008 and 2007 follows (dollars in thousands):

	For the three months ended				For the six months ended
	6-30-08	6-30-07	$ Change	% Change	6-30-08	6-30-07	$ Change	% Change

Revenue:
Rental and other income	$212,643	$189,436	$23,207	12.3%	$418,127	$372,191	$45,936	12.3%
Management, development and other fees	1,579	1,488	91	6.1%	3,217	2,932	285	9.7%

Total revenue	214,222	190,924	23,298	12.2%	421,344	375,123	46,221	12.3%

Expenses:
Direct property operating expenses, excluding property taxes	48,305	44,647	3,658	8.2%	96,852	88,652	8,200	9.2%
Property taxes	19,302	18,003	1,299	7.2%	38,596	34,525	4,071	11.8%

Total community operating expenses	67,607	62,650	4,957	7.9%	135,448	123,177	12,271	10.0%

Corporate-level property management and other indirect operating expenses	10,471	8,706	1,765	20.3%	20,568	17,146	3,422	20.0%
Investments and investment management	3,024	2,483	541	21.8%	4,743	4,508	235	5.2%
Interest expense, net	29,598	21,913	7,685	35.1%	57,258	44,664	12,594	28.2%
Depreciation expense	48,450	41,548	6,902	16.6%	95,203	82,709	12,494	15.1%
General and administrative expense	9,383	6,642	2,741	41.3%	17,503	13,422	4,081	30.4%

Total other expenses	100,926	81,292	19,634	24.2%	195,275	162,449	32,826	20.2%

Equity in income of unconsolidated entities	3,800	(196)	3,996	2,038.8%	3,833	(283)	4,116	1,454.4%
Minority interest in consolidated partnerships	(105)	(457)	352	77.0%	(210)	(906)	696	76.8%
Gain on sale of land	—	—	—	N/A	—	545	(545)	(100.0%)

Income from continuing operations	49,384	46,329	3,055	6.6%	94,244	88,853	5,391	6.1%

Discontinued operations:
Income from discontinued operations	3,811	4,723	(912)	(19.3%)	7,400	8,718	(1,318)	(15.1%)
Gain on sale of communities	74,139	—	74,139	N/A	74,139	—	74,139	N/A

Total discontinued operations	77,950	4,723	73,227	1,550.4%	81,539	8,718	72,821	835.3%

Net income	127,334	51,052	76,282	149.4%	175,783	97,571	78,212	80.2%
Dividends attributable to preferred stock	(2,175)	(2,175)	—	—	(4,350)	(4,350)	—	—

Net income available to common stockholders	$125,159	$48,877	$76,282	156.1%	$171,433	$93,221	$78,212	83.9%

Net income available to common stockholders increased $76,282,000 or 156.1%, to $125,159,000 for the three months ended June 30, 2008 and increased $78,212,000 or 83.9%, to $171,433,000 for the six months ended June 30, 2008 due primarily to gains from the sale of communities and year-over-year increases in community operating performance.
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

NOI does not represent cash generated from operating activities in accordance with U.S. generally accepted accounting principles (“GAAP”). Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. Reconciliations of NOI for the three and six months ended June 30, 2008 and 2007 to net income for each period, are as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6-30-08	6-30-07	6-30-08	6-30-07
Net income	$127,334	$51,052	$175,783	$97,571
Indirect operating expenses, net of corporate income	8,893	7,218	17,350	14,214
Investments and investment management	3,024	2,483	4,743	4,508
Interest expense, net	29,598	21,913	57,258	44,664
General and administrative expense	9,383	6,642	17,503	13,422
Equity in income of unconsolidated entities	(3,800)	196	(3,833)	283
Minority interest in consolidated partnerships	105	457	210	906
Depreciation expense	48,450	41,548	95,203	82,709
Gain on sale of real estate assets	(74,139)	—	(74,139)	(545)
Income from discontinued operations	(3,811)	(4,723)	(7,400)	(8,718)

Net operating income	$145,037	$126,786	$282,678	$249,014

The NOI increases for the three and six months ended June 30, 2008, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	For the three months ended	For the six months ended
	6-30-08	6-30-08
Established Communities	$5,554	$9,828
Other Stabilized Communities	3,928	10,403
Development and Redevelopment Communities	8,769	13,433

Total	$18,251	$33,664

The NOI increases in Established Communities in 2008 were largely due to continued favorable but moderating apartment market fundamentals. During the six months ended June 30, 2008, we continued to focus on rental rate growth, while maintaining occupancy of at least 95% in all regions. We anticipate that year-over-year increases in rental rates and overall rental revenue growth will moderate during the remainder of 2008 as compared to the 4.0% growth achieved in the first half of 2008 as a result of a recent decline in employment levels. Expense growth also impacts growth in NOI. While we will continue to monitor and manage operating expenses to constrain expense growth, operating expenses are generally more volatile during the latter half of the year due to seasonal factors.
Rental and other income increased in the three and six months ended June 30, 2008 as compared to the prior year due to increased rental rates and occupancy for our Established Communities, coupled with additional rental income generated from newly developed communities.
Overall Portfolio — The weighted average number of occupied apartment homes decreased to 37,597 apartment homes for the six months ended June 30, 2008 as compared to 37,948 homes for the prior year period. This change is primarily the result of communities sold during 2008, partially offset by increased homes available from newly developed and acquired communities. The weighted average monthly revenue per occupied apartment home increased to $1,925 for the six months ended June 30, 2008 as compared to $1,728 in the prior year period.

Established Communities — Rental revenue increased $5,406,000, or 3.7%, for the three months ended June 30, 2008 over the prior year period. Rental revenue increased $11,709,000, or 4.0%, for the six months ended June 30, 2008. These increases are due to increased average rental rates and increased economic occupancy. For the six months ended June 30, 2008, the weighted average monthly revenue per occupied apartment home increased 3.7% to $1,917 compared to $1,849 in the prior year period, primarily due to increased market rents. The average economic occupancy increased 0.3% to 96.4% for the six months ended June 30, 2008. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
We experienced increases in Established Communities’ rental revenue in all six of our regions for the six months ended June 30, 2008 as compared to the prior year period. The largest percentage increases in rental revenue were in the Northern California, Pacific Northwest and New England, with increases of 7.3%, 7.0% and 3.3%, respectively, between years. Over 80% of our Established Community revenue is generated by the Metro New York/New Jersey, New England, Mid-Atlantic/Midwest and Northern California regions, and are discussed in more detail below.
The Metro New York/New Jersey region, which accounted for approximately 23.8% of Established Community rental revenue for the six months ended June 30, 2008, experienced an increase in rental revenue of 2.9% for the six months ended June 30, 2008 as compared to the prior year period. Average rental rates increased 3.0% to $2,342, and economic occupancy decreased 0.1% to 96.3% for the six months ended June 30, 2008. Through the second quarter of 2008, though job growth was flat in New York, rental market conditions remained healthy in both New York City and surrounding suburban markets. Despite layoff announcements by major banks and other financial institutions, reported securities industry job losses have been nominal to date. We are watchful for changes in market conditions and the potential that actual job losses may accelerate during the second half of 2008. We will continue to monitor these and other variables that may impact rental revenue during the second half of 2008 and first half of 2009, and will respond with pricing adjustments to optimize revenues.
The New England region accounted for approximately 21.0% of the Established Community rental revenue for the six months ended June 30, 2008, and experienced growth of 3.3% over the prior year period. Average rental rates increased 2.5% and economic occupancy increased 0.8% for the six months ended June 30, 2008, as compared to the prior year period. Boston has shown a positive trend, being the strongest of our markets for job growth through the first half of 2008, with a year-over-year increase in employment growth of 1.7%. We expect to see the positive trend continue, though at a slightly lesser rate for the balance of 2008.
Northern California, which represented approximately 20.9% of Established Community rental revenue during the six months ended June 30, 2008, experienced an increase in rental revenue of 7.3% as compared to the prior year period. Average rental rates increased by 7.3% to $1,923 and economic occupancy remained stable for the six months ended June 30, 2008. Apartment fundamentals remain strong in Northern California. We expect Northern California to see continued but moderating revenue growth during the remainder of 2008, with growth levels in excess of those expected in other markets in the United States.
The Mid-Atlantic/Midwest represented 20.5% of Established Community rental revenue for the six months ended June 30, 2008 and experienced an increase in rental revenue of 3.2% over the prior year period. The average rental rates increased 2.2% and economic occupancy increased by 1.0% as compared to the prior year period. Job growth in the Mid-Atlantic region is positive, but weaker than in recent years. Some apartment submarkets in the region have experienced increased supply from both new rental apartment construction as well as the reversion of condominiums to rental housing. Renter demand, however, remains strong.
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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and six months ended June 30, 2008 and 2007 (dollars in thousands).

	For the three months ended		For the six months ended
	6-30-08	6-30-07	6-30-08	6-30-07
Rental revenue (GAAP basis)	$151,718	$146,312	$301,625	$289,916
Concessions amortized	1,378	1,279	2,706	2,592
Concessions granted	(1,944)	(1,671)	(3,077)	(2,976)

Rental revenue adjusted to state concessions on a cash basis	$151,152	$145,920	$301,254	$289,532

Year-over-year % change — GAAP revenue	3.7%	n/a	4.0%	n/a

Year-over-year % change — cash concession based revenue	3.6%	n/a	4.0%	n/a
Management, development and other fees increased $285,000, or 9.7% for the six months ended June 30, 2008. The increase was due primarily to increased property management fees from the Fund, as additional communities were acquired. This increase was offset partially by the redevelopment and development fees earned for the six months ended June 30, 2007, that were not earned in 2008.
Direct property operating expenses, excluding property taxes increased $3,658,000 or 8.2% for the three months ended June 30, 2008 and increased $8,200,000 or 9.2% for the six months ended June 30, 2008 as compared to the prior year periods, primarily due to the addition of recently developed and acquired apartment homes.
For Established Communities, direct property operating expenses, excluding property taxes, decreased $560,000, or 1.7% to $32,029,000 for the three months ended June 30, 2008 and $428,000, or 0.7% to $65,025,000 for the six months ended June 30, 2008, due primarily to lower insurance, non-routine maintenance and compensation costs offset by increases in administrative and utility expenses. The increases in administrative expense are primarily due to increases in bad debt, which we will continue to monitor.
Property taxes increased $1,299,000, or 7.2% and $4,071,000, or 11.8% for the three and six months ended June 30, 2008, respectively, due to overall higher assessments and the addition of newly developed and redeveloped apartment homes. Property tax increases are also impacted by the size and timing of successful tax appeals.
For Established Communities, property taxes increased by $327,000, or 2.3% and $2,113,000, or 7.8% for the three and six months ended June 30, 2008, respectively due to both higher assessments throughout all regions and reductions in property taxes realized in 2007 that have not occurred in 2008. Year-over-year changes are impacted by the size and timing of successful tax appeals. Overall, we expect property taxes in 2008 to continue to increase from 2007 levels due to increased valuations at a rate of growth consistent with the second quarter of 2008. Property tax increases are limited by law (Proposition 13) for communities in California. We evaluate property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Corporate-level property management and other indirect operating expenses increased by $1,765,000, or 20.3% for the three months ended June 30, 2008 and by $3,422,000, or 20.0% for the six months ended June 30, 2008 over the prior year period due primarily to increased compensation and employee separation costs, as well as costs relating to corporate initiatives focused on increasing efficiency and enhancing controls at our operating communities. The 2008 expense includes transition and ongoing costs related to our Customer Care Center in Virginia Beach, Virginia that we opened in the third quarter of 2007. This office is being used to centralize certain community-related accounting, administrative and customer service functions. The transition is expected to continue through the end of 2008.

Investments and investment management reflects the costs incurred for investment acquisitions, investment management and abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment or impairment of development pursuits, acquisition pursuits and disposition pursuits. Investments and investment management costs increased during the three and six months ended June 30, 2008 compared to the prior year period due primarily to increased abandoned pursuit costs. Abandoned pursuit costs can be volatile, and the costs incurred in any given period may vary significantly in future periods.
Interest expense, net increased $7,685,000, or 35.1% and $12,594,000, or 28.2% for the three and six months ended June 30, 2008, respectively due primarily to a decrease in interest income in 2008 as compared to the prior year period, coupled with increased interest expense in 2008 compared to 2007. The higher level of interest income in the three and six months ended June 30, 2007 is due to higher invested cash balances from our January 2007 equity offering during that period. The increased interest expense in 2008 is due primarily to increased amounts of debt outstanding in 2008 compared to the prior year period. In addition, interest expense for the three and six months ended June 30, 2008, includes the charges related to unamortized deferred financing costs and purchase premiums for debt that was repaid prior to its scheduled maturity in the amount of $863,000.
Depreciation expense increased for the three and six months ended June 30, 2008 primarily due to the completion of development and redevelopment activities.
General and administrative expense (“G&A”) increased $2,741,000, or 41.3% for the three months ended June 30, 2008 and increased $4,081,000, or 30.4% for the six months ended June 30, 2008 primarily due to increased compensation costs, which includes the compensation cost from the accelerated vesting of equity compensation awards associated with our Board of Directors.
Equity in income of unconsolidated entities for the three and six months ended June 30, 2008 increased from the prior year period due primarily to a gain from the sale of a community held by the Fund, income from joint ventures where the underlying communities have achieved stabilized operations and gains from our investment in a joint venture formed to develop for sale homes, offset by the loss of income in 2008 from the sale of a partnership interest in a joint venture in the fourth quarter of 2007.
Minority interest in consolidated partnerships decreased for the three and six months ended June 30, 2008 as compared to the prior year period due to the conversion and redemption of limited partnership units in 2007, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.
Gain on sale of land for the six months ended June 30, 2008 decreased from the prior year period due to the absence of land sales in the first half of 2008.
Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2007 through June 30, 2008. This income decreased for the three and six months ended June 30, 2008 due to fewer communities sold or classified as discontinued operations. See Note 7, “Real Estate Disposition Activities,” of our Condensed Consolidated Financial Statements.
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
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended		For the six months ended
	6-30-08	6-30-07	6-30-08	6-30-07
Net income	$127,334	$51,052	$175,783	$97,571
Dividends attributable to preferred stock	(2,175)	(2,175)	(4,350)	(4,350)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	50,258	45,080	100,044	89,765
Minority interest expense, including discontinued operations	57	84	114	172
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(3,483)	—	(3,483)	—
Gain on sale of operating communities	(74,139)	—	(74,139)	—

Funds from operations attributable to common stockholders	$97,852	$94,041	$193,969	$183,158

Weighted average common shares outstanding — diluted	77,578,617	80,647,514	77,484,723	80,283,143
EPS per common share — diluted	$1.61	$0.61	$2.21	$1.16

FFO per common share — diluted	$1.26	$1.17	$2.50	$2.28

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

	For the three months ended		For the six months ended
	6-30-08	6-30-07	6-30-08	6-30-07
Net cash provided by operating activities	$119,548	$102,078	$139,125	$201,266

Net cash used in investing activities	$(45,806)	$(267,185)	$(202,751)	$(552,451)

Net cash used by financing activities	$(335,833)	$(53,334)	$50,689	$480,612

Liquidity and Capital Resources
Factors affecting our liquidity and capital resources are our cash flows from operations, financing activities and investing activities (including dispositions), as well as general economic and market conditions. Operating cash flow has historically been determined by: (i) the number of apartment homes currently owned, (ii) rental rates, (iii) occupancy levels and (iv) operating expenses with respect to apartment homes. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, particularly to changes in interest rates. The timing and type of capital markets activity in which we engage, as well as our plans for development, redevelopment, acquisition and disposition activity, are affected by changes in the capital markets environment, such as changes in interest rates or the availability of cost-effective capital.

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
Although general market liquidity is constrained, we anticipate that we can satisfy our expected liquidity needs from a combination of cash flow provided by operating activities, proceeds from asset sales and borrowing capacity under our variable rate unsecured credit facility, as well as secured financings and other public or private sources of liquidity.
Cash and cash equivalents totaled $7,347,000 at June 30, 2008, a decrease of $12,937,000 from $20,284,000 at December 31, 2007. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities — Net cash provided by operating activities decreased to $139,125,000 for the six months ended June 30, 2008 from $201,266,000 for the six months ended June 30, 2007. The decrease was driven primarily by an increase in prepaid rent associated with certain development communities, payment of interest amounts and general corporate payables, partially offset by the additional NOI from our Established Communities’ operations, as well as NOI from recently developed communities.
Investing Activities — Net cash used in investing activities of $202,751,000 for the six months ended June 30, 2008 related to investments in assets through the development and redevelopment of apartment communities, offset somewhat by the gross proceeds from the disposition of communities in the amount of $153,650,000. During the six months ended June 30, 2008, we invested $423,018,000 in the purchase and development of the following real estate and capital expenditures:
•	We acquired one parcel of land in connection with Development Rights, for an aggregate purchase price of approximately $8,800,000.

•	We had capital expenditures of $3,939,000 for real estate and non-real estate assets.

•	We invested approximately $394,179,000 in the development of communities, including the commencement of the development of one community which is expected to contain a total of 276 apartment homes for an expected aggregate total capitalized cost of $46,600,000.
Financing Activities — Net cash provided by financing activities totaled $50,689,000 for the six months ended June 30, 2008. The net cash received is due primarily to the issuance of unsecured and secured financings in the amount of $855,297,000, offset somewhat by the repayment of $514,500,000 under our unsecured credit facility, the payment of dividends in the amount of $138,620,000, the repayment of secured and unsecured debt of $107,295,000 and the repurchase of 482,100 shares of our common stock at an average price of $87.42 per share.
The following financing activity occurred during the six months ended June 30, 2008:
•	we repaid $50,000,000 in 6.625% of previously issued medium-term notes, along with any unpaid interest, pursuant to their scheduled maturity;

•	we redeemed $10,000,000 principal amount of our $150,000,000, 7.5% unsecured notes that mature in August 2009 for $10,287,500 with the premium above par recorded as a charge to earnings;

•	we repaid two loans secured by Avalon Knoll located in Germantown, Maryland and Avalon Landing located in Annapolis, Maryland with an aggregate repayment amount of approximately $17,207,000;

•	we borrowed $170,125,000 under an interest-only mortgage note secured by Avalon at Arlington Square, located in Arlington, Virginia at an effective rate of 4.69% for five years;

•	we borrowed $94,572,000 under an interest-only mortgage note secured by Avalon at Cameron Court, located in Alexandria, Virginia at an effective rate of 4.95% for five years;

•	we borrowed $110,600,000 under an interest-only mortgage note secured by Avalon Crescent, located in McLean, Virginia at an effective rate of 5.48% for seven years;

•	we borrowed $150,000,000 under an interest-only mortgage note secured by Avalon Silicon Valley, located in Sunnyvale, California at an effective rate of 5.66% for seven years;

•	we entered into a $330,000,000 variable rate, unsecured term loan comprised of three tranches bearing interest at LIBOR plus a spread of 1.25%;

•	we repaid the full balance outstanding under our unsecured credit facility; and

•	we repurchased 482,100 shares of our common stock at an average price of $87.42 per share, for a total approximate purchase price of $42,144,000.
In February 2008, the Board of Directors authorized an increase of $200,000,000 in our common stock repurchase program, increasing the total amount the Company can acquire to $500,000,000, of which approximately $300,000,000 has been used to repurchase our common stock as of June 30, 2008. The decision to use the additional share repurchase authorization will depend on current capital market conditions and liquidity, our share price relative to the net asset value per share and other uses of capital, including development.
Variable Rate Unsecured Credit Facility
We currently have a $1,000,000,000 revolving variable rate unsecured credit facility with a syndicate of commercial banks, to whom we pay, in the aggregate, an annual facility fee of approximately $1,250,000. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (2.86% on July 31, 2008). The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on our credit rating. In addition, a competitive bid option is available for borrowings of up to $422,500,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at July 31, 2008. We are subject to and currently in compliance with certain customary covenants under the unsecured credit facility, including, but not limited to, maintaining certain maximum leverage ratios, a minimum fixed charges coverage ratio and minimum unencumbered assets and equity levels. The credit facility matures in November 2011, assuming our exercise of a one-year renewal option. During the second quarter of 2008, we used the net proceeds from the two secured financings in the first quarter and two secured financings executed in the second quarter to repay the outstanding amount on the Company’s unsecured credit facility. At July 31, 2008, $106,000,000 was outstanding on the credit facility, $52,862,000 was used to provide letters of credit and $841,138,000 was available for borrowing under the unsecured credit facility.
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

The table below details debt maturities for the next five years, excluding our unsecured credit facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2008 (dollars in thousands, except footnotes).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-07	6-30-08		2008	2009	2010	2011	2012	Thereafter
Tax-exempt bonds
Fixed rate CountryBrook	6.30%	Mar-2012	$15,356	$15,023		$343	$719	$766	$816	$12,379	$—
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon at Lexington	6.55%	Feb-2025	12,078	11,875		210	439	466	495	526	9,739
Avalon Campbell	6.48%	Jun-2025	31,877	31,404	(2)	—	—	—	—	—	31,404
Avalon Pacifica	6.48%	Jun-2025	14,460	14,245	(2)	—	—	—	—	—	14,245
Avalon Knoll	6.95%	Jun-2026	11,654	—		—	—	—	—	—	—
Avalon Fields	7.55%	May-2027	10,224	10,119		131	275	295	316	339	8,763
Avalon Oaks	7.45%	Jul-2041	17,077	17,010		69	147	157	168	180	16,289
Avalon Oaks West	7.48%	Apr-2043	16,919	16,858		63	133	142	152	162	16,206
Avalon at Chestnut Hill	5.82%	Oct-2047	42,149	41,994		159	331	349	368	388	40,399

			181,574	168,308		975	2,044	2,175	2,315	13,974	146,825

Variable rate (3)
The Promenade	3.30%	Oct-2010	30,844	30,499		356	755	29,388	—	—	—
Waterford	2.46%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	2.41%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Mission Viejo	2.86%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	2.70%	Jun-2025	20,800	20,800	(4)	—	—	—	—	—	20,800
Avalon Campbell	1.54%	Jun-2025	6,923	7,396	(2)	—	—	—	—	—	7,396
Avalon Pacifica	1.54%	Jun-2025	3,140	3,355	(2)	—	—	—	—	—	3,355
Avalon at Fairway Hills I (5)	2.63%	Jun-2026	11,500	11,500		—	—	—	—	—	11,500
Avalon Bowery Place I	2.68%	Nov-2037	93,800	93,800	(6)	396	576	636	703	777	90,712
Avalon Bowery Place II	2.64%	Nov-2039	48,500	48,500	(6)	—	—	270	298	329	47,603
Avalon Acton	2.48%	Jul-2040	45,000	45,000	(6)	—	—	—	—	—	45,000
Avalon Morningside Park	2.45%	Nov-2040	100,000	100,000	(6)	—	—	138	302	340	99,220

			419,542	419,885		752	1,331	30,432	1,303	1,446	384,621

Conventional loans (7)
Fixed rate $50 million unsecured notes	6.63%	Jan-2008	50,000	—	(8)	—	—	—	—	—	—
$150 million unsecured notes	8.38%	Jul-2008	146,000	146,000		146,000	—	—	—	—	—
$150 million unsecured notes	7.63%	Aug-2009	150,000	140,000	(9)	—	140,000	—	—	—	—
$200 million unsecured notes	7.66%	Dec-2010	200,000	200,000		—	—	200,000	—	—	—
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	300,000	—	—
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	50,000	—	—
$250 million unsecured notes	5.73%	Jan-2012	250,000	250,000		—	—	—	—	250,000	—
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	250,000	—
$100 million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	—	100,000
$150 million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$250 million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
Wheaton Development Right	6.99%	Oct-2008	4,432	4,389		4,389	—	—	—	—	—
4600 Eisenhower Avenue	8.08%	Apr-2009	4,293	4,235		60	4,175	—	—	—	—
Avalon at Twinbrook	7.25%	Oct-2011	8,007	7,906		106	222	239	7,339	—	—
Avalon at Tysons West	5.55%	Jul-2028	6,381	6,300		82	173	183	193	204	5,465
Avalon Orchards	7.65%	Jul-2033	19,612	19,469		148	311	333	357	382	17,938
Avalon at Arlington Square	4.69%	Apr-2013	—	170,125		—	—	—	—	—	170,125
Avalon at Cameron Court	4.95%	Apr-2013	—	94,572		—	—	—	—	—	94,572
Avalon Crescent	5.48%	May-2015	—	110,600		—	—	—	—	—	110,600
Avalon Silicon Valley	5.66%	Jul-2015	—	150,000		—	—	—	—	—	150,000

			1,938,725	2,403,596		150,785	144,881	200,755	357,889	500,586	1,048,700

Variable rate (3) Avalon at Flanders Hill	5.05%	May-2009	20,510	20,130	(4)	467	19,663	—	—	—	—
Avalon at Newton Highlands	4.84%	Dec-2009	36,335	35,650	(4)	709	34,941	—	—	—	—
Avalon at Crane Brook	3.35%	Mar-2011	32,560	32,055	(4)	620	1,026	1,169	29,240	—	—
Avalon at Bedford Center	4.26%	May-2012	16,816	16,591	(4)	239	501	527	560	14,764	—
$105.6 million unsecured notes	4.15%	May-2009	—	105,600		—	105,600	—	—	—	—
$112.2 million unsecured notes	4.15%	Jan-2010	—	112,200		—	—	112,200	—	—	—
$112.2 million unsecured notes	4.15%	Jan-2011	—	112,200		—	—	—	112,200	—	—

			106,221	434,426		2,035	161,731	113,896	142,000	14,764	—

Total indebtedness — excluding unsecured credit facility			$2,646,062	$3,426,215		$154,547	$309,987	$347,258	$503,507	$530,770	$1,580,146

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at June 30, 2008 and December 31, 2007 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of June 30, 2008.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	In July 2008, we repaid the loan secured by Avalon at Fairway Hills I at par.

(6)	Represents full amount of the debt as of June 30, 2008. Actual amounts drawn on the debt as of June 30, 2008 are $92,901 for Bowery Place I, $41,845 for Bowery Place II, $39,399 for Avalon Acton and $49,254 for Morningside Park.

(7)	Balances outstanding represent total amounts due at maturity, and are not net of $2,290 of debt discount as of June 30, 2008 and $2,501 of debt discount as of December 31, 2007, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(8)	These notes were repaid at their scheduled maturity in January 2008.

(9)	In April 2008, we redeemed $10,000 aggregate principal amount of our $150,000 7.5% medium-term notes due in August 2009.

Future Financing and Capital Needs — Portfolio and Other Activity
As of June 30, 2008, we had 20 new communities under construction, for which a total estimated cost of $658,788,000 remained to be invested. In addition, we had 10 communities which we own, or in which we have a direct or indirect interest, under reconstruction, for which a total estimated cost of $54,462,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
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
We have invested in the Fund, a private, discretionary investment vehicle that acquires and operates apartment communities in our markets. The Fund has nine institutional investors, including us, with a combined capital equity commitment of $330,000,000. A significant portion of the investments made in the Fund by its investors have been made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $47,944,000 has been invested as of July 31, 2008) representing a 15.2% combined general partner and limited partner equity interest. The investment period for the Fund concluded in March 2008. We are exploring various potential sources for funding future acquisitions.
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

Off-Balance Sheet Arrangements
In addition to the investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 6, “Investments in Real Estate Entities,” of our Condensed Consolidated Financial Statements located elsewhere in this report.
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City) overall once tenant improvements related to a retail tenant are complete, which is expected in 2008. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of, and our obligation under these guarantees, both at inception and as of June 30, 2008 were not significant. As a result we have not recorded any obligation associated with these guarantees at June 30, 2008.

•	The Fund has 22 loans secured by individual assets with amounts outstanding in the aggregate of $433,641,000. These mortgage loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The Fund has two credit facilities that mature in December 2008. The Fund did not have any amounts outstanding as of June 30, 2008 under its credit facilities. The mortgage loans and the credit facility are payable by the Fund with operating cash flow from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,192,000 as of June 30, 2008). As of June 30, 2008, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under a liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2008 was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2008.

•	MVP I, LLC the entity that owns Avalon at Mission Bay North II, has a loan secured by the underlying real estate assets of the community for $105,000,000. The loan is a fixed-rate, interest-only note bearing interest at 6.02%, maturing in December 2015. We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•	Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $40,845,000. The variable-rate loan had an interest rate of 3.89% at June 30, 2008. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•	Aria at Hathorne has two separate variable rate loans with aggregate borrowings of $5,030,000 and an interest rate of 4.63% at June 30, 2008. We have not guaranteed the debt of Aria at Hathorne, nor do we have any obligation to fund this debt should Aria at Hathorne be unable to do so.

•	In connection with the pursuit of a development right in Pleasant Hill, California, $125,000,000 in bond financing was previously issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the future construction of a multifamily rental community by PHVP I, LP. The bond proceeds were invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This development right is planned as a mixed-use development, with residential, for-sale, retail and office components. In the third quarter of 2008, the Company became the general partner of PHVP I, LP, entered into a ground lease in connection with the land related to the proposed development, and became the borrower under the increased bond financing of $135,000,000 in order to fund construction of the multifamily portion of the development. Accordingly, there is no loan payable outstanding by PHVP I, LP as of June 30, 2008, a date prior to the Company’s assumption of ownership interest.

In addition, as part of providing construction management services to PHVP I, LLC for the construction of a public garage, we have provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. Our obligations under this guarantee will terminate following construction completion of the garage once all of the lender’s standard completion requirements have been satisfied, which we currently expect to occur in 2008. In the third quarter of 2006, significant modifications were requested by the local transit authority to change the garage structure design. We do not believe that the requested design changes impact the construction schedule. However, it is expected that these changes will increase the original budget by an amount up to $5,000,000. We believe that substantially all potential additional amounts are reimbursable from unrelated third parties. At this time we do not believe that it is probable that we will incur any additional costs. The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2008 was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2008.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the six months ended June 30, 2008.
Development Communities
As of June 30, 2008, we had 20 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,796 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,815,000,000. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except as may be noted.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Danvers	433	84.8	Q4 2005	Q1 2007	Q3 2008	Q4 2008
	Danvers, MA
2.	Avalon Meydenbauer	368	87.3	Q1 2006	Q1 2008	Q3 2008	Q1 2009
	Bellevue, WA
3.	Avalon at Lexington Hills	387	86.2	Q2 2006	Q2 2007	Q3 2008	Q4 2008
	Lexington, MA
4.	Avalon Encino	131	61.5	Q3 2006	Q4 2008	Q4 2008	Q2 2009
	Los Angeles, CA
5.	Avalon Warner Place	210	53.9	Q4 2006	Q1 2008	Q3 2008	Q1 2009
	Canoga Park, CA
6.	Avalon Acton (4)	380	68.8	Q4 2006	Q4 2007	Q4 2008	Q2 2009
	Acton, MA
7.	Avalon Morningside Park (4)	295	125.5	Q1 2007	Q3 2008	Q1 2009	Q3 2009
	New York, NY
8.	Avalon White Plains	393	154.5	Q2 2007	Q3 2008	Q4 2009	Q2 2010
	White Plains, NY
9.	Avalon at Tinton Falls	216	41.2	Q2 2007	Q2 2008	Q4 2008	Q2 2009
	Tinton Falls, NJ
10.	Avalon Fashion Valley	161	64.7	Q2 2007	Q3 2008	Q4 2008	Q2 2009
	San Diego, CA
11.	Avalon Anaheim Stadium	251	102.7	Q2 2007	Q4 2008	Q3 2009	Q1 2010
	Anaheim, CA
12.	Avalon Union City	438	125.2	Q3 2007	Q2 2009	Q3 2009	Q1 2010
	Union City, CA
13.	Avalon at the Hingham Shipyard	235	52.7	Q3 2007	Q3 2008	Q1 2009	Q2 2009
	Hingham, MA
14.	Avalon Sharon	156	30.7	Q3 2007	Q2 2008	Q4 2008	Q1 2009
	Sharon, MA
15.	Avalon Huntington	99	26.1	Q4 2007	Q4 2008	Q2 2009	Q3 2009
	Shelton, CT
16.	Avalon at Mission Bay North III	260	157.8	Q4 2007	Q3 2009	Q4 2009	Q2 2010
	San Francisco, CA
17.	Avalon Jamboree Village	279	78.3	Q4 2007	Q2 2009	Q4 2009	Q2 2010
	Irvine, CA
18.	Avalon Fort Greene	628	320.4	Q4 2007	Q3 2009	Q3 2010	Q1 2011
	New York, NY
19.	Avalon Charles Pond	200	46.5	Q1 2008	Q4 2008	Q2 2009	Q4 2009
	Corham, NY
20.	Avalon Blue Hills	276	46.6	Q2 2008	Q2 2009	Q4 2009	Q2 2010
	Randolph, MA

	Total	5,796	$1,815.4

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed in part by third party, tax-exempt debt.

Redevelopment Communities
As of June 30, 2008, we had eight consolidated communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $83,800,000, excluding costs incurred prior to redevelopment. In addition, the Fund has two communities under redevelopment. We have found that the cost and time schedule to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our budget or schedule for reconstruction completion or restabilized operations, either individually or in the aggregate. We anticipate increasing our redevelopment activity related to Fund-owned communities, as well as communities in our current operating portfolio. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
Consolidated Communities
1.	Avalon at AutumnWoods	420	$31.2	$38.3	Q3 2006	Q3 2008	Q3 2008
	Fairfax, VA
2.	Essex Place	286	23.7	34.5	Q3 2007	Q2 2009	Q4 2009
	Peabody, MA
3.	Avalon Redmond Place	222	26.3	31.3	Q3 2007	Q4 2008	Q2 2009
	Redmond, WA
4.	Avalon Woodland Hills	663	72.1	109.3	Q4 2007	Q1 2010	Q3 2010
	Woodland Hills, CA
5.	Avalon at Diamond Heights	154	25.3	30.2	Q4 2007	Q4 2010	Q2 2011
	San Francisco, CA
6.	Avalon Symphony Woods	176	9.4	14.0	Q2 2008	Q3 2009	Q1 2010
	Columbia, MD
7.	Avalon Symphony Woods II	216	36.4	42.4	Q2 2008	Q3 2009	Q1 2010
	Columbia, MD
8.	Avalon Mountain View	248	24.1	32.3	Q2 2008	Q3 2009	Q1 2010
	MountainView, CA

	Subtotal	2,385	$248.5	$332.3

Fund Communities
1.	Avalon Cedar Place	156	21.0	25.0	Q3 2007	Q4 2008	Q2 2009
	Columbia, MD
2.	South Hills Apartments	85	20.9	25.3	Q1 2008	Q3 2008	Q3 2008
	West Covina, CA

	Subtotal	241	$41.9	$50.3

	Total	2,626	$290.4	$382.6

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.
Development Rights
As of June 30, 2008, we are evaluating the future development of 42 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold either a purchase or lease option. We generally hold Development Rights through options to acquire land, although for 22 of the

Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 12,346 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At June 30, 2008, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $80,176,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $310,296,000 are reflected as land held for development on the Condensed Consolidated Balance Sheet as of June 30, 2008.
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
You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

			Total
		Estimated	capitalized
		number	cost
	Location	of homes	($ millions) (1)
1.	Walnut Creek, CA	422	$151
2.	Bellevue, WA	396	130
3.	Northborough, MA	350	61
4.	Los Angeles, CA	278	122
5.	Norwalk, CT	311	89
6.	North Bergen, NJ	164	48
7.	Chicago, IL Phase I	491	173
8.	Rockville Centre, NY	349	129
9.	Shelton, CT	251	66
10.	Andover, MA	115	21
11.	Wilton, CT	100	24
12.	New York, NY	681	307
13.	Seattle, WA	204	65
14.	West Long Branch, NJ	180	34
15.	Plymouth, MA Phase II	92	22
16.	Seattle, WA II	234	76
17.	Wood-Ridge, NJ	354	90
18.	Cohasset, MA	200	38
19.	Greenburgh, NY Phase II	444	112
20.	Kirkland, WA Phase II	189	60
21.	Canoga Park, CA	299	85
22.	North Andover, MA	526	98
23.	Wheaton, MD	320	74
24.	Stratford, CT	146	23
25.	Concord, MA	150	38
26.	Brooklyn, NY	825	443
27.	Camarillo, CA	309	66
28.	Garden City, NY	160	58
29.	Irvine, CA Phase II	179	57
30.	Dublin, CA Phase II	405	126
31.	Rockville, MD	240	62
32.	Tysons Corner, VA	439	121
33.	San Francisco, CA	173	51
34.	Alexandria, VA	237	61
35.	Oyster Bay, NY	150	42
36.	Hackensack, NJ	230	56
37.	Highland Park, NJ	119	36
38.	Yaphank, NY	343	57
39.	Roselle Park, NJ	262	54
40.	Milford, CT	284	45
41.	Gaithersburg, MD	254	41
42.	Chicago, IL Phase II	491	141

	Total	12,346	$3,653

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

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
In August 2008, we renewed our general liability policy and workman’s compensation coverage for a one year term, and experienced a decrease in the premium on these policies of approximately 13%, with no material changes in the coverage. These policies are in effect until July 31, 2009.
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
An additional consideration for insurance coverage and potential uninsured losses is mold growth. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. For further discussion of the risks and the Company’s related prevention and remediation activities, please refer to the discussion under Item 1a., “Risk Factors — We may incur costs due to environmental contamination or non-compliance,” of environmental contamination in our Annual Report on Form 10-K for the year ended December 31, 2007. We cannot provide assurance that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.
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
We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1a., “Risk Factors,” on our Form 10-K for a discussion of risks associated with forward-looking statements.
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

If we were to consolidate the joint ventures that we accounted for using the equity method at June 30, 2008, our assets would have increased by $991,551,000 and our liabilities would have increased by $718,589,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:
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
There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if for the three months ended June 30, 2008 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our operating expenses would have increased by $759,000.
We capitalize pre-development costs incurred in pursuit of Development Rights for which we currently believe future development is probable. These costs include legal fees, design fees and related overhead costs. Future development of these pursuits is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are written off with a charge to expense.
Due to the subjectivity in determining whether a pursuit will result in the acquisition or development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If it were determined that 10% of our capitalized pursuits were no longer probable of occurring, net income for the quarter ended June 30, 2008 would have decreased by $8,018,000.
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
For the six months ended June 30, 2008, we did not recognize any impairment in value associated with our investments or long-lived assets. We cannot predict the occurrence of future events that may cause an impairment assessment to be performed.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
(b)	Changes in internal controls over financial reporting.
None.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We previously reported that we are seeking compensatory damages, as well as punitive and treble damages, in complaints filed in the U.S. District Court, Eastern District of Virginia (Alexandria) against a former vice president of the Company who had authority over repair and capital improvements at existing communities (AvalonBay Communities, Inc. v. James R. Willden) and against a vendor and its president (AvalonBay Communities, Inc. v. San Jose Water Conservation Corp. and Michael P. Schroll). The complaints allege, among other things, that the former employee colluded to receive payments from San Jose Water Conservation Corp. in exchange for approving invoices. On July 16, 2008, and April 2, 2008, respectively, the court issued summary judgment orders in both cases, ruling in AvalonBay’s favor and awarding AvalonBay treble damages under the Federal Racketeer Influenced and Corrupt Organization Act (RICO). San Jose Water Conservation Corp. and Michael P. Schroll have filed a notice of appeal. Our fidelity bond insurer, as subrogee, will have a claim on portions of the amounts collected, if any. On July 25, 2008, we filed in the same court a complaint against Tetra Tech, Inc. and Tetra Tech MM, Inc. (collectively, “Tetra Tech”) and Arthur Willden, a Tetra Tech employee during the relevant period and the brother of James R. Willden (AvalonBay Communities, Inc. v. Tetra Tech, Inc. et al), alleging that portions of payments made by AvalonBay to Tetra Tech were improperly passed on by Tetra Tech to San Jose Water Conservation Corp. We do not believe that the losses related to these matters are material to our results of operations or financial condition. There is no guarantee that we or our insurer will be able to actually collect from James R. Willden, Michael P. Schroll or San Jose Water Conservation Corp. any portion of the judgments we were awarded, or that we will be successful in our suit against Tetra Tech.

We previously reported that we are currently involved in litigation alleging that communities constructed by us violate the accessibility requirements of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (Equal Rights Center v. AvalonBay Communities, Inc., filed on September 23, 2005 in the U.S. District Court, District of Maryland). The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief (such as modification of existing communities), an award of attorneys’ fees, expenses and costs of suit. In July 2008, final written submissions were made on the Company’s motion to dismiss all or parts of the suit, and a hearing on the motion has not been scheduled yet. In a separate matter related to FHA accessibility matters, on May 27, 2008 the Company received a letter from the U.S. Attorney’s Office for the Southern District of New York, indicating that the Civil Rights Division of the U.S. Department of Justice had authorized the filing of a civil complaint against the Company and the joint venture in which it has an interest that owns Avalon Chrystie Place, alleging that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. It is the Company’s understanding that similar letters were received by other developers of multifamily housing in New York City who, like the Company, designed and constructed multifamily communities with a view to compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. Due to the preliminary nature of the Equal Rights Center and Department of Justice matters, we cannot predict or determine the outcome of these matters, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.

In addition to the matters described above, we are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, we do not believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on our operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities

				(d)
				Maximum Dollar
			(c)	Amount that May Yet
			Total Number of	be Purchased Under
	(a)		Shares Purchased as	the Plans or
	Total Number of	(b)	Part of Publicly	Programs
	Shares Purchased	Average Price Paid	Announced Plans or	(in thousands)
Period	(1)	per Share	Programs	(2)
April 1 — April 30, 2008	615	$102.59	—	$200,000
May 1 — May 31, 2008	—	—	—	$200,000
June 1 — June 30, 2008	228	$98.46	—	$200,000

(1)	Reflects shares surrendered to the Company in connection with vesting of restricted stock or exercise of stock options as payment of taxes or as payment of exercise price.

(2)	As disclosed in our Form 10-Q for the quarter ended March 31, 2008, on February 5, 2008, the Board of Directors voted to increase the aggregate purchase price of shares that may be purchased under the Company’s Stock Repurchase Program by $200,000,000 to $500,000,000. In determining whether to repurchase shares, we consider a variety of factors, including among other things our liquidity needs, corporate and legal requirements, the then current market price of our shares, market conditions, and the effect of the share repurchases on our per share earnings and FFO. There is no scheduled expiration date to this program.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its 2008 Annual Meeting of Stockholders on May 21, 2008. The stockholders voted to elect Bryce Blair, Bruce A. Choate, John J. Healy, Jr., Gilbert M. Meyer, Timothy J. Naughton, Peter S. Rummell, Lance R. Primis, and H. Jay Sarles to serve as directors of the Company until the 2009 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

67,835,268 votes were cast for and 1,746,268 votes were withheld from the election of Mr. Blair.

67,836,705 votes were cast for and 1,744,830 votes were withheld from the election of Mr. Choate.

68,180,062 votes were cast for and 1,401,474 votes were withheld from the election of Mr. Healy.

61,023,458 votes were cast for and 8,558,077 votes were withheld from the election of Mr. Meyer.

67,618,658 votes were cast for and 1,962,878 votes were withheld from the election of Mr. Naughton.

68,394,051 votes were cast for and 1,187,484 votes were withheld from the election of Mr. Primis.

68,372,026 votes were cast for and 1,209,509 votes were withheld from the election of Mr. Rummell.

68,311,298 votes were cast for and 1,270,237 votes were withheld from the election of Mr. Sarles.

Stockholders were also asked to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for 2008. 68,328,589 votes were cast in favor of ratifying the selection of Ernst & Young LLP, 723,613 votes were cast against, and 529,331 abstained.

There were no broker non-votes.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.		Description
3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed on March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 10-K of the Company filed on March 1, 2007.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 3(i).3 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Second Supplemental Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.2	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.7	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

Exhibit No.		Description
4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by references to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

10.1	—	Term Loan Agreement, dated May 15, 2008, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Syndication Agent, Sumitomo Mitsui Banking Corporation, Wells Fargo Bank, N.A., and Deutsche Bank Trust Company Americas, each as a Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed on May 19, 2008.)

10.2	—	Form of AvalonBay Communities, Inc. 2008 Performance Plan Deferred Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed on May 22, 2008).

10.3	—	Form of Second Amendment to Employment Agreements between AvalonBay Communities, Inc. and Certain Executive Officers. (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Company filed on May 22, 2008).

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer.) (Furnished herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AVALONBAY COMMUNITIES, INC.

Date: August 8, 2008	/s/ Bryce Blair
Bryce Blair
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer (Principal Financial Officer)