Form 10-Q
period 2008-09-30
AVALONBAY COMMUNITIES INC
filed 2008-11-10
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Commission file number 1-12672
AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	77-0404318
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
77,111,503 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2008

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1

Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and nine months ended September 30, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2007	3-4

Notes to Condensed Consolidated Financial Statements (unaudited)	5-24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-51

Item 3. Quantitative and Qualitative Disclosures About Market Risk	52

Item 4. Controls and Procedures	52

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	52-53

Item 1a. Risk Factors	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53-54

Item 3. Defaults Upon Senior Securities	54

Item 4. Submission of Matters to a Vote of Security Holders	54

Item 5. Other Information	54

Item 6. Exhibits	54-56

SIGNATURES	57

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9-30-08	12-31-07
	(unaudited)
ASSETS
Real estate:
Land	$1,030,145	$966,021
Buildings and improvements	5,392,737	4,833,328
Furniture, fixtures and equipment	169,159	151,976

	6,592,041	5,951,325
Less accumulated depreciation	(1,301,648)	(1,158,899)

Net operating real estate	5,290,393	4,792,426
Construction in progress, including land	882,464	946,814
Land held for development	325,472	288,423
Operating real estate assets held for sale, net	28,701	269,519

Total real estate, net	6,527,030	6,297,182

Cash and cash equivalents	79,019	20,271
Cash in escrow	207,660	188,264
Resident security deposits	32,863	29,240
Investments in unconsolidated real estate entities	56,364	57,990
Deferred financing costs, net	30,333	27,421
Deferred development costs	61,579	60,996
Prepaid expenses and other assets	96,349	55,120

Total assets	$7,091,197	$6,736,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$2,017,815	$1,893,499
Variable rate unsecured credit facility	25,000	514,500
Mortgage notes payable	1,384,440	750,062
Dividends payable	70,979	67,909
Payables for construction	61,756	91,275
Accrued expenses and other liabilities	210,193	233,326
Accrued interest payable	25,632	38,503
Resident security deposits	42,606	39,938
Liabilities related to real estate assets held for sale	25,448	57,666

Total liabilities	3,863,869	3,686,678

Minority interest in consolidated ventures	16,689	23,152

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both September 30, 2008 and December 31, 2007; 4,000,000 shares issued and outstanding at both September 30, 2008 and December 31, 2007	40	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both September 30, 2008 and December 31, 2007; 77,109,737 and 77,318,611 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	771	773
Additional paid-in capital	3,031,517	3,026,708
Accumulated earnings less dividends	180,633	2,499
Accumulated other comprehensive loss	(2,322)	(3,366)

Total stockholders’ equity	3,210,639	3,026,654

Total liabilities and stockholders’ equity	$7,091,197	$6,736,484

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9-30-08	9-30-07	9-30-08	9-30-07
Revenue:
Rental and other income	$216,870	$195,042	$629,050	$561,690
Management, development and other fees	1,622	1,490	4,805	4,421

Total revenue	218,492	196,532	633,855	566,111

Expenses:
Operating expenses, excluding property taxes	65,405	58,635	186,303	167,844
Property taxes	19,021	17,957	57,036	51,973
Interest expense, net	28,364	24,331	85,622	68,993
Depreciation expense	49,397	42,892	142,986	123,967
General and administrative expense	9,318	6,645	26,821	20,067

Total expenses	171,505	150,460	498,768	432,844

Equity in income (loss) of unconsolidated entities	495	(57)	4,329	(340)
Minority interest in consolidated partnerships	695	(331)	484	(1,236)
Gain on sale of land	—	—	—	545

Income from continuing operations	48,177	45,684	139,900	132,236

Discontinued operations:

Income from discontinued operations	1,693	4,827	11,614	15,846
Gain on sale of communities	183,711	78,258	257,850	78,258

Total discontinued operations	185,404	83,085	269,464	94,104

Net income	233,581	128,769	409,364	226,340
Dividends attributable to preferred stock	(2,175)	(2,175)	(6,525)	(6,525)

Net income available to common stockholders	$231,406	$126,594	$402,839	$219,815

Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	506	(387)	1,044	523

Comprehensive income	$231,912	$126,207	$403,883	$220,338

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.60	$0.55	$1.74	$1.59
Discontinued operations	2.41	1.05	3.51	1.19

Net income available to common stockholders	$3.01	$1.60	$5.25	$2.78

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$0.59	$0.54	$1.72	$1.57
Discontinued operations	2.39	1.04	3.48	1.17

Net income available to common stockholders	$2.98	$1.58	$5.20	$2.74

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	9-30-08	9-30-07
Cash flows from operating activities:
Net income	$409,364	$226,340
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	142,986	123,967
Depreciation expense from discontinued operations	5,511	10,580
Amortization of deferred financing costs and debt premium/discount	5,191	3,505
Amortization of stock-based compensation	10,275	7,949
(Loss) Income allocated to minority interest in consolidated partnerships	(484)	1,236
Equity in (income) loss of unconsolidated entities, net of eliminations	(3,470)	1,107
Return on investment of unconsolidated entities	—	122
Gain on sale of real estate assets	(257,850)	(78,803)
Decrease (increase) in cash in operating escrows	2,902	(4,329)
Increase in resident security deposits, prepaid expenses and other assets	(15,082)	(592)
Decrease in accrued expenses, other liabilities and accrued interest payable	(32,361)	2,561

Net cash provided by operating activities	266,982	293,643

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(625,724)	(836,162)
Acquisition of real estate assets, including partner equity interest	—	(13,841)
Capital expenditures — existing real estate assets	(5,955)	(5,188)
Capital expenditures — non-real estate assets	(3,893)	(3,665)
Proceeds from sale of real estate communities, net of selling costs	490,477	121,693
Increase (decrease) in payables for construction	(29,519)	9,572
Decrease (increase) in cash in construction escrows	(22,298)	44,837
Decrease (increase) in investments in unconsolidated real estate entities	5,347	(4,870)

Net cash used in investing activities	(191,565)	(687,624)

Cash flows from financing activities:
Issuance of common stock	6,833	619,239
Repurchase of common stock	(42,159)	(114,833)
Dividends paid	(209,412)	(199,983)
Net (repayments) borrowings under unsecured credit facility	(489,500)	245,000
Issuance of mortgage notes payable and draws on construction loans	662,797	59,126
Repayments of mortgage notes payable	(61,130)	(21,317)
Issuance of unsecured debt	330,000	—
Repayment of unsecured notes	(206,000)	(150,000)
Payment of deferred financing costs	(7,787)	(5,471)
Redemption of units for cash by minority partners	—	(6,851)
Contributions from minority and profit-sharing partners	—	1,334
Distributions to DownREIT partnership unitholders	(171)	(225)
Distributions to joint venture and profit-sharing partners	(140)	(1,280)

Net cash (used in) provided by financing activities	(16,669)	424,739

Net increase in cash and cash equivalents	58,748	30,758

Cash and cash equivalents, beginning of period	20,271	8,284

Cash and cash equivalents, end of period	$79,019	$39,042

Cash paid during the period for interest, net of amount capitalized	$89,784	$81,857

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the nine months ended September 30, 2008:
•	As described in Note 4, “Stockholders’ Equity,” 130,325 shares of common stock valued at $11,646 were issued in connection with stock grants, 3,725 shares valued at $321 were issued through the Company’s dividend reinvestment plan, 24,407 shares valued at $1,357 related to the accelerated vesting of equity compensation for members of the Board of Directors in fulfillment of a deferred stock award, 1,101 shares valued at $109 were forfeited and 39,421 shares valued at $3,465 were withheld to satisfy employees’ tax withholding and other liabilities, for a net value of $9,750. In addition, the Company granted 401,212 options for common stock at a value of $3,976.

•	The Company recorded an increase to other comprehensive income of $1,044 to record the impact of the Company’s hedge accounting activity (as described in Note 5, “Derivative Instruments and Hedging Activities”).

•	Common and preferred dividends declared but not paid totaled $70,979.

•	The Company recorded a decrease of $5,828 to minority interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner. This put option allows our partner to require the Company to purchase their interest in the investment at the future fair market value, payable in cash or, at the Company’s option, shares of the Company’s common stock. For further discussion of the nature and valuation of the put option, see Note 11, “Fair Value Measurements.”
During the nine months ended September 30, 2007:
•	The Company issued 74,667 shares of common stock valued at $10,905 in connection with stock grants, 1,932 shares valued at $249 were issued through the Company’s dividend reinvestment plan, 40,742 shares valued at $4,357 were withheld to satisfy employees’ tax withholding and other liabilities and 8,094 shares valued at $216 were forfeited, for a net value of $6,581. In addition, the Company granted 331,356 options for common stock, net of forfeitures, at a value of $7,518.

•	19,231 units of limited partnership, valued at $887, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $523 to adjust the Company’s Hedging Derivatives to their fair value.

•	Common and preferred dividends declared but not paid totaled $69,109.

•	The Company recorded an increase of $6,124 to minority interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner. This put option allows our partner to require the Company to purchase their interest in the investment at the future fair market value, payable in cash or, at the Company’s option, shares of the Company’s common stock.

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
At September 30, 2008, the Company owned or held a direct or indirect ownership interest in 162 operating apartment communities containing 45,641 apartment homes in ten states and the District of Columbia, of which seven communities containing 2,143 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 15 communities under construction that are expected to contain an aggregate of 4,393 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 43 communities that, if developed as expected, will contain an estimated 12,431 apartment homes.
During the three months ended September 30, 2008:
•	The Company sold five wholly-owned communities: Avalon Landing, located in Annapolis, Maryland, Avalon Walk, located in Hamden, Connecticut, Avalon Pruneyard, located in Campbell, California, Avalon Wynhaven, located in Issaquah, Washington and Avalon at Blossom Hill, located in San Jose, California. These five communities contain a total of 1,831 apartment homes and were sold for an aggregate sales price of $353,800. The sale of these communities resulted in a gain in accordance with generally accepted accounting principles (“GAAP”) of $183,711.

•	The Company repaid $146,000 of unsecured notes with an annual interest rate of 8.25% pursuant to their scheduled maturity.

•	The Company repaid the loan secured by Avalon at Fairway Hills, located in Columbia, Maryland. The $11,500 variable rate loan was repaid early at par.

•	The Company closed a variable rate bond financing relating to Avalon Walnut Creek in the aggregate amount of $135,000, of which $126,000 is tax-exempt. In addition, the Company closed an associated fixed rate construction loan of $2,500.

•	The Company executed rate lock agreements for two secured loans to be issued by Freddie Mac before December 31, 2008. The total amount of debt in connection with these two loans is expected to be $114,149 with a weighted average interest rate per annum of 6.07%.

•	The Company completed the development of seven communities: Avalon Danvers, Avalon Meydenbauer, Avalon at Lexington Hills, Avalon Warner Place, Avalon Sharon, Avalon Acton and Avalon at Tinton Falls. Avalon Danvers, located in Danvers, Massachusetts, is a mid-rise community containing 433 apartment homes and was completed for a total capitalized cost of $83,900. Avalon Meydenbauer, located in Bellevue, Washington, is a mid-rise community containing 368 apartment homes and was completed for a total capitalized cost of $88,100. Avalon at Lexington Hills, located in Lexington, Massachusetts, is a garden-style community containing 387 apartment homes and was completed for a total capitalized cost of $86,900. Avalon Warner Place, located in Canoga Park, California, is a garden-style community containing 210 apartment homes and was completed for a total capitalized cost of $53,100. Avalon Sharon, located in Sharon, Massachusetts, is a garden-style community containing 156 apartment homes and was completed for a total capitalized cost of $30,300. Avalon Acton, located in Acton, Massachusetts, is a garden-style community containing 380 homes and was completed for a total capitalized cost of $67,900. Avalon at Tinton Falls, located in Tinton Falls, New Jersey, is a garden-style community containing 216 apartment homes and was completed for a total capitalized cost of $41,200.

•	The Company completed the redevelopment of two wholly-owned communities: Avalon Fair Lakes, located in Fairfax, Virginia and Avalon Redmond Place, located in Redmond, Washington. These two communities contain an aggregate of 642 apartment homes and were completed for a total capitalized cost of approximately $11,400, excluding costs incurred prior to the start of redevelopment.

•	The Company commenced construction of two communities, Avalon Walnut Creek, a mid-rise community located in Walnut Creek, California and Avalon Norwalk, a mid-rise community located in Norwalk, Connecticut. These two communities will contain an aggregate of 733 apartment homes and, if completed as planned, will be completed for a projected total capitalized cost of $246,000.

•	The Company commenced the redevelopment of The Promenade, located in Burbank, California. The Promenade contains 400 apartment homes and will be completed for a projected total capitalized cost of $23,400, excluding costs incurred prior to redevelopment.

•	AvalonBay Value Added Fund, L.P. (the “Fund”) is the private, discretionary investment vehicle in which the Company holds an equity interest of approximately 15%. The Company completed the redevelopment of South Hills Apartments, located in West Covina, California and Avalon Cedar Place, located in Columbia, Maryland, on behalf of the Fund. These two communities contain an aggregate of 241 apartment homes and were completed for a total capitalized cost of $8,100 excluding costs incurred prior to the start of redevelopment.

•	The Company announced the closing of AvalonBay Value Added Fund II, L.P. (“Fund II”), a private, discretionary investment vehicle with commitments from five institutional investors including the Company. Fund II has equity commitments totaling $333,000. The Company has committed $150,000 to Fund II, representing a 45% equity interest.
The interim unaudited financial statements have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
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
If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the three or nine months ended September 30, 2008 or 2007.
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
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $715 and $405 for the three months ended September 30, 2008 and 2007, respectively and $3,044 and $2,479 for the nine months ended September 30, 2008 and 2007, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
The Company owns land improved with office buildings, industrial space and other commercial ventures occupied by unrelated third parties in connection with 11 Development Rights. The Company intends to manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. As provided under the guidance of SFAS No. 67, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.
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
It is the Company’s policy to perform a quarterly qualitative analysis to determine if there are changes in circumstances that suggest the carrying value of a long-lived asset may not be recoverable. If there is an event or change in circumstance that indicates an impairment in the value of an operating community, the Company compares the current and projected operating cash flow of the community over its remaining useful life, on an undiscounted basis, to the carrying amount of the community. If the carrying amount is in excess of the estimated projected operating cash flow of the community, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. The Company did not recognize an impairment loss on any of its operating communities during the three and nine months ended September 30, 2008 or 2007.

Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are written-off when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $24,243 at September 30, 2008 and was $19,368 at December 31, 2007.
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
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of September 30, 2008 and December 31, 2007, the Company had approximately $102,507 and $213,108, respectively, in variable rate debt subject to cash flow hedges. Excluding debt on communities classified as held for sale, the Company did not apply hedge accounting for an additional $125,975 in variable rate debt which is subject to interest rate caps as of September 30, 2008. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.
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

	For the three months ended		For the nine months ended
	9-30-08	9-30-07	9-30-08	9-30-07
Basic and diluted shares outstanding
Weighted average common shares — basic	76,833,942	78,962,615	76,754,096	78,942,370
Weighted average DownREIT units outstanding	64,019	89,505	64,019	119,960
Effect of dilutive securities	682,886	972,594	698,107	1,133,578

Weighted average common shares — diluted	77,580,847	80,024,714	77,516,222	80,195,908

Calculation of Earnings per Share — basic
Net income available to common stockholders	$231,406	$126,594	$402,839	$219,815

Weighted average common shares — basic	76,833,942	78,962,615	76,754,096	78,942,370

Earnings per common share — basic	$3.01	$1.60	$5.25	$2.78

Calculation of Earnings per Share — diluted
Net income available to common stockholders	$231,406	$126,594	$402,839	$219,815
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	57	53	171	225

Adjusted net income available to common stockholders	$231,463	$126,647	$403,010	$220,040

Weighted average common shares — diluted	77,580,847	80,024,714	77,516,222	80,195,908

Earnings per common share — diluted	$2.98	$1.58	$5.20	$2.74

Certain options to purchase shares of common stock in the amounts of 1,489,780 and 331,356 were outstanding at September 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because in applying the treasury stock method under the provisions of SFAS No. 123(R), “Share Based Payments” as discussed below, such options are anti-dilutive.
Legal and Other Contingencies
The Company is currently involved in litigation alleging that 100 communities currently or formerly owned by the Company violated the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit, Equal Rights Center v. AvalonBay Communities, Inc., was filed on September 23, 2005 in the federal district court in Maryland. The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief (such as modification of existing communities), an award of attorneys’ fees, expenses and costs of suit. The Company has filed a motion to dismiss all or parts of the suit, which has not been ruled on yet by the court. In a separate matter related to FHA accessibility matters, on August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. The Company designed and constructed the community with a view to compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. Due to the preliminary nature of the Equal Rights Center and Department of Justice matters, we cannot predict or determine the outcome of these lawsuits, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.
In addition, the Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is expensed in the financial statements. While the resolution of these other matters cannot be predicted with certainty, management currently believes the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.
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

Income Taxes
As of September 30, 2008, the Company did not have any unrecognized tax benefits as defined in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”). We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2005 through 2007.
As a REIT, the Company is subject to certain dividend distribution requirements in relation to taxable income to avoid paying federal income taxes at the corporate level. During the first nine months of 2008, the Company sold ten communities, and expects the execution of additional sales prior to year end. These completed and projected sales will cause the Company’s 2008 taxable income to exceed qualifying distributions expected to be made in the normal course of business. To meet its distribution requirements and avoid paying federal income tax, the Company anticipates that a special, nonrecurring dividend in the range of approximately $1.75 per share to $1.85 per share would be required to be declared sometime before September 2009. The exact amount will depend on the final amount of taxable income (principally gains recognized from property sales) during 2008. The timing of the special dividend has not yet been determined. It is possible that the Company will not declare the special dividend in 2008, and thereby incur an excise tax. If the Company were to incur such excise tax it is estimated that the excise tax would be for an amount up to $9,000 pertaining to cumulative unpaid capital gain distributions related to 2008 property sales.
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
2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest associated with communities under development or redevelopment totaled $18,803 and $19,193 for the three months ended September 30, 2008 and 2007, respectively and $57,625 and $53,019 for the nine months ended September 30, 2008 and 2007, respectively.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of September 30, 2008 and December 31, 2007 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale as of September 30, 2008 as shown in the Condensed Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	9-30-08	12-31-07
Fixed rate unsecured notes (1)	$1,687,815	$1,893,499
Variable rate unsecured notes	330,000	—
Fixed rate mortgage notes payable — conventional and tax-exempt	737,351	224,299
Variable rate mortgage notes payable — conventional and tax-exempt	647,089	525,763

Total notes payable and unsecured notes	3,402,255	2,643,561
Variable rate unsecured credit facility	25,000	514,500

Total mortgage notes payable, unsecured notes and unsecured credit facility	$3,427,255	$3,158,061

(1)	Balances at September 30, 2008 and December 31, 2007 include $2,185 and $2,501 of debt discount, respectively.

The following debt activity occurred during the nine months ended September 30, 2008:
•	the Company repaid $50,000 in previously issued 6.625% unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity;

•	the Company repurchased $10,000 principal amount of its $150,000, 7.5% unsecured notes that mature in August 2009 for $10,288 with the premium above par recorded as a charge to earnings;

•	the Company repaid the 6.95% loan in the amount of $11,522 secured by Avalon Knoll located in Gaithersburg, Maryland, and a variable-rate loan secured by Avalon at Fairway Hills in Columbia, Maryland in the amount of $11,500 early at par. The loans for Avalon Knoll and Avalon at Fairway Hills had contractual maturities of June 2026;

•	the Company repaid $146,000 of unsecured notes with an annual interest rate of 8.25% pursuant to their scheduled maturity;

•	the Company executed two separate five-year, interest only mortgage loans for aggregate borrowings of approximately $264,697 at a weighted average effective interest rate of approximately 4.78%. One mortgage loan for approximately $170,125 is secured by Avalon at Arlington Square, located in Arlington, Virginia. The second mortgage loan, for approximately $94,572 is secured by Avalon at Cameron Court, located in Alexandria, Virginia;

•	the Company executed two separate seven-year, interest only mortgage loans for aggregate borrowings of approximately $260,600 at a weighted average effective interest rate of approximately 5.58%. One mortgage loan for approximately $110,600 is secured by Avalon Crescent, located in McLean, Virginia. The second mortgage loan, for approximately $150,000 is secured by Avalon Silicon Valley, located in Sunnyvale, California;

•	the Company entered into a $330,000 variable rate, unsecured term loan comprised of three tranches, each representing approximately one third of the borrowing, bearing interest at LIBOR plus a spread of 1.25%. One tranche matures in each of the next three years, with the final tranche maturing in January 2011;

•	the Company closed variable-rate bond financing relating to Avalon Walnut Creek in the aggregate amount of $135,000, of which $126,000 is tax-exempt. In addition, the Company also closed a 4.0% fixed rate construction loan for $2,500 related to Avalon Walnut Creek;

•	the Company used a portion of the proceeds from these borrowings to reduce the amounts outstanding under its unsecured credit facility to $25,000; and

•	The Company executed rate lock agreements for two secured loans to be issued by Freddie Mac before December 31, 2008. The total amount of debt in connection with these two loans is expected to be $114,149 with a weighted average interest rate per annum of 6.07%.
In the aggregate, secured notes payable mature at various dates from October 2008 through October 2047 and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,189,999 as of September 30, 2008). As of September 30, 2008, the Company has guaranteed approximately $394,662 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.6% and 6.5% at September 30, 2008 and December 31, 2007, respectively. The weighted average interest rate of the Company’s variable rate mortgage notes payable, unsecured term loan and its unsecured credit facility, including the effect of certain financing related fees, was 7.7% at September 30, 2008 and 5.4% at December 31, 2007.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at September 30, 2008 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments(1)	maturities	maturities	notes
2008	$2,126	$4,368	—	—
2009	5,616	4,175	140,000	7.500%
			105,600	3.720%
2010	5,670	29,388	200,000	7.500%
			112,200	3.720%
2011	4,728	36,579	300,000	6.625%
			50,000	6.625%
			112,200	3.720%
2012	3,627	12,379	250,000	6.125%
			250,000	5.500%
2013	3,927	264,697	100,000	4.950%
2014	4,257	87,714	150,000	5.375%
2015	4,614	260,600	—	—
2016	5,001	—	250,000	5.750%
2017	5,431	33,064	—	—
Thereafter	357,547	248,932	—	—

	$402,544	$981,896	$2,020,000

(1)	Secured notes payments are comprised of the principal paydowns for amortizing mortgage notes.
The Company’s unsecured senior notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread of 25 basis points, plus accrued and unpaid interest to the redemption date. The indenture under which the Company’s senior unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, with which the Company was in compliance at September 30, 2008.
The Company has a variable rate unsecured credit facility in the amount of $1,000,000 with a syndicate of commercial banks, to whom the Company pays, in the aggregate, an annual facility fee of approximately $1,250. The Company had $25,000 outstanding under the credit facility and $49,646 outstanding in letters of credit as of September 30, 2008. At December 31, 2007, there was $514,500 outstanding under the current credit facility and $61,689 outstanding in letters of credit. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum (4.33% at September 30, 2008). The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on the Company’s credit ratings. In addition, the unsecured credit facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the unsecured credit facility for up to $422,500. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company did not have any amounts outstanding under this competitive bid option as of September 30, 2008. The Company was in compliance at September 30, 2008 with certain customary financial and other covenants under the unsecured credit facility. The credit facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.

4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the nine months ended September 30, 2008:

				Accumulated	Accumulated
			Additional	earnings	other	Total
	Preferred	Common	paid-in	less	comprehensive	stockholders’
	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2007	$40	$773	$3,026,708	$2,499	$(3,366)	$3,026,654

Net income	—	—	—	409,364	—	409,364
Unrealized gain on cash flow hedges	—	—	—	—	1,044	1,044
Change in redemption value of minority interest	—	—	—	5,828	—	5,828
Dividends declared to common and preferred stockholders	—	—	—	(212,802)	—	(212,802)
Issuance of common stock, net of withholdings	—	3	5,122	(188)	—	4,937
Purchase of common stock	—	(5)	(18,086)	(24,068)	—	(42,159)
Amortization of deferred compensation	—	—	17,773	—	—	17,773

Balance at September 30, 2008	$40	$771	$3,031,517	$180,633	$(2,322)	$3,210,639

During the nine months ended September 30, 2008, the Company:
(i)	issued 155,291 shares of common stock in connection with stock options exercised;

(ii)	recognized 24,407 shares granted to members of the Board of Directors in fulfillment of deferred stock awards;

(iii)	issued 3,725 shares through the Company’s dividend reinvestment plan;

(iv)	issued 130,325 common shares in connection with stock grants;

(v)	withheld 39,421 shares to satisfy employees’ tax withholding and other liabilities;

(vi)	purchased 482,100 shares through the Company’s stock repurchase program; and

(vii)	had 1,101 shares of restricted stock forfeited.
In addition, the Company granted 401,212 options for common stock to employees. As required under SFAS No. 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during the nine months ended September 30, 2008 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2008 or above, and will not be reflected until earned as compensation cost.
Dividends per common share were $0.8925 and $2.6775 for the three and nine months ended September 30, 2008, respectively, and $0.85 and $2.55 for the three and nine months ended September 30, 2007, respectively. The average dividend for all non-redeemed preferred shares during the three and nine months ended September 30, 2008 and 2007 was $0.54 and $1.63 per share, respectively.
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
In February 2008, the Company announced that its Board of Directors increased the Company’s common stock repurchase program for purchases of shares of its common stock in open market or negotiated transactions to $500,000. During the nine months ended September 30, 2008, the Company repurchased 482,100 shares at an average price of $87.42 per share through this program, bringing the total amount of common stock purchased under the program to approximately $300,000. There was no common stock repurchase activity during the three month period ended September 30, 2008.
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

The following table summarizes the consolidated Hedging Derivatives at September 30, 2008, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Interest	Interest
	Rate Caps	Rate Swaps
Notional balance	$189,004	$45,296
Weighted average interest rate (1)	9.0%	6.5%
Weighted average capped interest rate	7.2%	n/a
Earliest maturity date	May-09	Jun-10
Latest maturity date	Mar-14	Jun-10
Estimated fair value, asset/(liability)	$312	$(2,007)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had five derivatives designated as cash flow hedges and five derivatives not designated as hedges at September 30, 2008. For the derivative positions that the Company has determined qualify as effective cash flow hedges under SFAS No. 133, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives to their fair value and recognize the impact of hedge accounting, the Company recorded an increase in other comprehensive income of $1,044 during the nine months ended September 30, 2008 and $523 during the nine months ended September 30, 2007. Amounts in other comprehensive income will be reclassified into earnings in conjunction with the periodic adjustment of the floating rates on the Hedged Debt, in interest expense, net. The amount reclassified into earnings for the nine months ended September 30, 2008, as well as the estimated amount included in accumulated other comprehensive income as of September 30, 2008, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material.
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
Derivative financial instruments expose the Company to credit risk in the event of nonperformance by the counterparties under the terms of the Hedging Derivatives. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote. Consistent with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivative financial instruments. Refer to Note 11, “Fair Value Measurements,” for further discussion of fair value measurements under SFAS No. 157.
6. Investments in Real Estate Entities
Investments in Unconsolidated Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities that are not considered variable interest entities under FIN 46(R) in accordance with EITF Issue No. 04-5, SOP 78-9, APB No. 18, and EITF Topic D-46 as applicable. As of September 30, 2008, the Company’s investments in unconsolidated real estate entities accounted for under the equity method of accounting consisted of:
•	a 20% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return) in the limited liability company that owns the Avalon Chrystie Place I community;

•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that developed and owns the Avalon at Mission Bay North II community;

•	a 30% limited liability company membership interest (with a right to 45% or the residual distribution after the joint venture partners receive both a return of their initial investment and an achievement of a threshold return on that investment) in the limited liability company that developed and owns the Avalon Del Rey community;

•	a 50% limited liability company membership interest (with a right to 95% of distributions until the Company receives a return of our invested capital and a threshold return thereon) in the limited liability company that will develop 64 for-sale town homes adjacent to the Company’s Avalon Danvers community; and

•	a 15.2% combined general partner and indirect limited partner equity interest in the Fund (with the opportunity to receive as much as 20% of the Fund’s distributions in excess of return of capital, as an additional distribution, based on the achievement of certain threshold returns), which owns the following 19 communities: Avalon at Redondo Beach, Avalon Lakeside, Avalon Columbia, Avalon Sunset, Avalon at Poplar Creek, Avalon at Civic Center, Avalon Paseo Place, Avalon Yerba Buena, Avalon at Aberdeen Station, The Springs, The Covington, Avalon Cedar Place, Avalon Crystal Hill, Middlesex Crossing, Avalon Centerpoint, Skyway Terrace, Avalon Rutherford Station, South Hills Apartments and Colonial Towers/South Shore Manor.
In addition, as part of the formation of the Fund, the Company provided a guarantee to one of the limited partners. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,192 as of September 30, 2008). As of September 30, 2008, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under a liquidation scenario. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of September 30, 2008 was not significant and therefore the Company has not recorded any obligation for this guarantee as of September 30, 2008.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	9-30-08	12-31-07
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,001,704	$997,319
Other assets	9,724	31,772

Total assets	$1,011,428	$1,029,091

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$699,499	$719,310
Other liabilities	20,656	20,494
Partners’ capital	291,273	289,287

Total liabilities and partners’ capital	$1,011,428	$1,029,091

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)
	9-30-08	9-30-07	9-30-08	9-30-07
Rental and other income	$26,070	$25,655	$79,533	$67,672
Operating and other expenses	(11,075)	(10,815)	(32,862)	(29,512)
Gain on sale of communities	—	—	25,417	—
Interest expense, net	(9,269)	(11,080)	(28,910)	(29,841)
Depreciation expense	(7,615)	(7,067)	(23,494)	(19,260)

Net income (loss)	$(1,889)	$(3,307)	$19,684	$(10,941)

In conjunction with the acquisition and development of the investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $4,863 at September 30, 2008 and $5,375 at December 31, 2007 of the respective investment balances.
Investments in Consolidated Real Estate Entities
In the third quarter of 2008, the Company became the general partner of PHVP I, LP, acquiring a 99% controlling interest in the entity. The Company also entered into a ground lease in connection with the land related to the proposed development of Avalon at Walnut Creek, and became the borrower under the increased bond financing of $135,000 and a $2,500 4.0% fixed rate loan in order to fund construction of Avalon at Walnut Creek, the multifamily portion of the development.
On September 2, 2008, the Company announced the closing of AvalonBay Value Added Fund II, L.P. (“Fund II”), a private, discretionary investment vehicle with commitments from five institutional investors including the Company. Fund II has equity commitments totaling $333,000. The Company has committed $150,000 to Fund II, representing a 45% equity interest.
Fund II will acquire and operate multifamily apartment communities primarily in the Company’s current markets with the objective of creating value through redevelopment, enhanced operations and/or improving market fundamentals. Fund II will serve as the exclusive vehicle through which the Company will acquire apartment communities for a period of three years from the closing date or until 90% of its committed capital is invested, subject to limited exceptions. Fund II will not include or involve the Company’s development activities. The Company will receive, in addition to any returns on its invested equity, asset management fees, property management fees and redevelopment fees. The Company will also receive a promoted interest if certain return thresholds are met. As of September 30, 2008, Fund II has not made any investments.

The Company evaluated its investment in Fund II under FIN 46(R), and determined that it was considered to be a variable interest entity with the Company as the primary beneficiary. The Company will therefore account for its investment in Fund II as a consolidated subsidiary.
In conjunction with the formation of Fund II, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner. As of September 30, 2008, there have not yet been any capital contributions by the partners of Fund II. The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2008 was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2008.
7. Real Estate Disposition Activities
During the nine months ended September 30, 2008, the Company sold nine communities: Avalon Haven, located in North Haven, Connecticut, Avalon at West Grove, located in Westmont, Illinois, both phases of Avalon at Foxchase, located in San Jose, California, Avalon Landing, located in Annapolis, Maryland, Avalon Walk, located in Hamden, Connecticut, Avalon Pruneyard, located in Campbell, California, Avalon Wynhaven, located in Issaquah, Washington and Avalon at Blossom Hill, located in San Jose, California. These nine communities contain an aggregate of 2,755 apartment homes and were sold for an aggregate gross sales price of $507,450, a portion of which was used to repay outstanding debt related to these dispositions in the amount of $26,400. These dispositions resulted in a gain in accordance with GAAP of approximately $257,850. The Company is a party to an ongoing dispute with the developer of the planned community in which Avalon Wynhaven is a member, concerning shared costs with another association controlled by the same developer. The Company believes that the developer has overcharged the community. In conjunction with the sale of Avalon Wynhaven, the Company provided the purchaser with an indemnification for past costs and certain future costs to the extent that the dispute is resolved in favor of the developer. The Company has deferred recognition of $3,272 associated with these potential costs. As of September 30, 2008, the Company had one community that qualified as discontinued operations and held for sale under the provisions of SFAS No. 144.
In accordance with the requirements of SFAS No. 144, the operations for any communities sold from January 1, 2007 through September 30, 2008 and the communities that qualified as discontinued operations and held for sale as of September 30, 2008 have been presented as such in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.
The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the nine months ended
	9-30-08	9-30-07	9-30-08	9-30-07
Rental income	$4,941	$13,919	$27,581	$44,585
Operating and other expenses	(2,054)	(4,962)	(9,144)	(15,182)
Interest expense, net	(236)	(942)	(1,312)	(2,977)
Depreciation expense	(958)	(3,188)	(5,511)	(10,580)

Income from discontinued operations	$1,693	$4,827	$11,614	$15,846

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $1,939 and $3,730 as of September 30, 2008 and December 31, 2007, respectively, $17,430 and $50,141 of mortgage notes as of September 30, 2008 and December 31, 2007, respectively and other liabilities of $8,018 and $7,525 as of September 30, 2008 and December 31, 2007, respectively relating to real estate assets sold or classified as held for sale.
During the nine months ended September 30, 2008, the Company did not sell any land parcels. The Company had a gain on the sale of a land parcel of $545 during the nine months ended September 30, 2007.

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
In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.
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
A reconciliation of NOI to net income for the three and nine months ended September 30, 2008 and 2007 is as follows:

	For the three months ended		For the nine months ended
	9-30-08	9-30-07	9-30-08	9-30-07
Net income	$233,581	$128,769	$409,364	$226,340
Indirect operating expenses, net of corporate income	7,821	8,102	25,171	22,317
Investments and investment management	1,944	1,625	6,687	6,133
Interest expense, net	28,364	24,331	85,622	68,993
General and administrative expense	9,318	6,645	26,821	20,067
Equity in income of unconsolidated entities	(495)	57	(4,329)	340
Minority interest in consolidated partnerships	(695)	331	(484)	1,236
Depreciation expense	49,397	42,892	142,986	123,967
Gain on sale of real estate assets	(183,711)	(78,258)	(257,850)	(78,803)
Income from discontinued operations	(1,693)	(4,827)	(11,614)	(15,846)

Net operating income	$143,831	$129,667	$422,374	$374,744

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three and nine months ended September 30, 2008 and 2007 have been adjusted for the communities that were sold from January 1, 2007 through September 30, 2008, or otherwise qualify as discontinued operations as of September 30, 2008, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended				For the nine months ended
	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)	revenue	NOI	from prior year	real estate (1)
For the period ended September 30, 2008

Established
New England	$31,977	$20,605	2.5%	$823,004	$95,351	$61,735	3.1%	$823,004
Metro NY/NJ	36,430	24,697	0.7%	930,454	108,331	74,227	1.7%	930,454
Mid-Atlantic/Midwest	31,215	18,845	(1.9%)	762,837	93,085	58,719	2.9%	762,837
Pacific Northwest	5,436	3,852	5.3%	175,115	16,119	11,580	8.4%	175,115
Northern California	32,158	23,756	6.9%	1,037,564	95,338	70,945	9.1%	1,037,564
Southern California	15,425	10,901	0.0%	376,111	46,166	33,070	0.9%	376,111

Total Established	152,641	102,656	2.0%	4,105,085	454,390	310,276	4.0%	4,105,085

Other Stabilized	28,837	19,655	n/a	1,011,771	83,901	55,699	n/a	1,011,771
Development / Redevelopment	35,392	21,520	n/a	2,308,113	90,759	56,399	n/a	2,308,113
Land Held for Future Development	n/a	n/a	n/a	325,472	n/a	n/a	n/a	325,472
Non-allocated (2)	1,622	n/a	n/a	49,536	4,805	n/a	n/a	49,536

Total	$218,492	$143,831	10.9%	$7,799,977	$633,855	$422,374	12.7%	$7,799,977

For the period ended September 30, 2007

Established
New England	$32,300	$20,563	1.5%	$850,668	$95,418	$61,234	2.8%	$850,668
Metro NY/NJ	35,682	24,679	4.0%	902,081	105,816	73,599	5.8%	902,081
Mid-Atlantic/Midwest	30,273	18,843	7.2%	739,869	89,512	55,950	7.9%	739,869
Pacific Northwest	7,211	4,954	15.3%	237,327	21,001	14,535	17.1%	237,327
Northern California	36,503	26,477	13.4%	1,237,246	106,978	77,618	13.0%	1,237,246
Southern California	14,129	10,057	5.7%	349,267	41,951	30,260	7.0%	349,267

Total Established	156,098	105,573	6.9%	4,316,458	460,676	313,196	7.9%	4,316,458

Other Stabilized	12,725	7,821	n/a	343,366	35,853	22,837	n/a	343,366
Development / Redevelopment	26,219	16,273	n/a	1,834,204	65,161	38,711	n/a	1,834,204
Land Held for Future Development	n/a	n/a	n/a	373,757	n/a	n/a	n/a	373,757
Non-allocated (2)	1,490	n/a	n/a	44,615	4,421	n/a	n/a	44,615

Total	$196,532	$129,667	15.0%	$6,912,400	$566,111	$374,744	14.3%	$6,912,400

(1)	Does not include gross real estate assets held for sale of $36,408 and $488,345 as of September 30, 2008 and 2007, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

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
Shares of common stock of 1,745,072 and 2,160,738 were available for future option or restricted stock grant awards under the 1994 Plan as of September 30, 2008 and December 31, 2007, respectively. Annually on January 1st, the maximum number available for issuance under the 1994 Plan is increased by up to 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.
Information with respect to stock options granted under the 1994 Plan and the Avalon 1995 Incentive Plan is as follows:

		Weighted		Weighted
		average	Avalon	average
	1994 Plan	exercise price	1995 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2007	2,321,715	$83.15	768	$36.61
Exercised	(154,523)	46.15	(768)	36.61
Granted	401,212	89.06	—	—
Forfeited/Expired	(22,686)	111.38	—	—

Options Outstanding, September 30, 2008	2,545,718	$86.08	—	N/A

Options Exercisable:
September 30, 2008	1,662,491	$75.27	—	N/A

The weighted average fair value of the options granted during the nine months ended September 30, 2008 is estimated at $9.91 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.5% over the expected life of the option, volatility of 22.17%, risk-free interest rate of 3.09% and an expected life of approximately seven years.
The Company issued 130,325 shares of restricted stock valued at $11,646, as part of its stock-based compensation plan during the nine months ended September 30, 2008. Compensation cost is recognized over the requisite service period, which varies, but does not exceed five years. The fair value of restricted stock is the closing stock price on the date of the grant. Provisions of SFAS No. 123(R) require the Company to recognize compensation cost taking into consideration retirement eligibility. The cost related to stock-based compensation for restricted stock included in the determination of net income is based on actual forfeitures for the given year. Restricted stock awards typically vest over a five-year period with the exception of accelerated vesting provisions. Restricted stock vesting during the nine months ended September 30, 2008 had fair values ranging from $50.04 to $147.75 per share. The total fair value of shares vested was $10,554 for the nine months ended September 30, 2008.
Total stock-based compensation cost recognized in income was $13,568 and $10,810 for the nine months ended September 30, 2008 and 2007, respectively, and total capitalized stock-based compensation cost was $4,871 and $3,568 for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, there was a total of $6,060 and $11,192 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures.

The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.57 years and 2.48 years, respectively.
Deferred Stock Performance Plan
The Company’s Board of Directors and its Compensation Committee approved a multiyear performance plan (“the 2008 Performance Plan”). On June 1, 2008, awards in connection with this plan with an estimated compensation cost of $8,958 were granted to senior management and other selected officers (“2008 Performance Plan Awards”). The 2008 Performance Plan awards are initially in the form of deferred stock awards, with no dividend rights, granted under the Company’s 1994 Plan. These deferred stock awards will be forfeited in their entirety unless the Company’s total return to shareholders, consisting of stock price appreciation plus cumulative dividends without reinvestment or compounding (the “Actual TRS”), over the measurement period exceeds both (i) an Absolute TRS Target and (ii) a Relative TRS Target. The measurement period of the 2008 Performance Plan began on June 1, 2008 with a starting common stock price equal to the average closing price of the Company’s common stock on the twenty trading days prior to June 1, 2008. The measurement period will end on May 31, 2011, again using a twenty-day average closing price. The measurement period will end earlier upon a change in control of the Company.
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
Each participating officer’s 2008 Performance Plan award is designated as a specified “Participation Percentage” in the plan. If both TRS targets are exceeded at the end of the measurement period, then each participating officer will earn deferred stock awards having a total value (based on the closing price of the Company’s common stock on the last day of the measurement period) equal to that officer’s participation percentage multiplied by the total funding pool. The total funding pool will under no circumstance exceed $60 million. Any unearned deferred stock awards (i.e., deferred stock awards in excess of the number of awards having a value equal to that officer’s participation percentage in the total funding pool) will be forfeited. Earned deferred stock awards will convert into vested unrestricted common stock (50%), and unvested restricted common stock with a one-year vesting period (50%), subject to earlier forfeiture or acceleration under certain circumstances. Dividends will be paid on both the unrestricted common stock and the restricted common stock. As of September 30, 2008, the Company has reserved 633,179 shares within the 1994 plan relating to deferred stock awards under the 2008 Performance Plan.
The Company will recognize compensation expense for the 2008 Performance Plan over the three year measurement period for the 50% of each award which vests at the end of the measurement period. For the remaining 50% of each award, the Company will recognize compensation expense over the four year period which includes the measurement period as well as the one-year vesting period subsequent to the end of the measurement period. The recognition of compensation cost will take into account actual forfeitures as well as retirement eligibility. The Company used a Monte Carlo model to assess the compensation cost associated with The 2008 Performance Plan. As of September 30, 2008, the estimated compensation cost was derived using the following assumptions: baseline share value of $102.61, dividend yield of 3.53%, estimated volatility figures over the life of the plan using 50% historical volatility and 50% implied volatility and risk free rates over the life of the plan ranging from 2.13% to 2.97%, resulting in an estimated fair value per share of $14.15. During the three months ended September 30, 2008, the components of total stock-based compensation that the Company recognized for the 2008 Performance Plan was compensation expense of $435 recognized in earnings and capitalized stock-based compensation costs of $249.

10. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $1,622 and $1,490 in the three months ended September 30, 2008 and 2007, respectively and $4,805 and $4,421 for the nine months ended September 30, 2008 and 2007, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
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
The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $214 and $1,963 for the three and nine months ended September 30, 2008 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $219 and $766 on September 30, 2008 and December 31, 2007, respectively. Compensation expense during the second quarter of 2008 includes additional expense associated primarily with the accelerated award vesting for directors.
11. Fair Value Measurements
As a basis for applying a market-based approach in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at September 30, 2008.

Other Financial Instruments
In conjunction with a joint venture agreement, the Company provided our joint venture partner with a redemption option (the “Put”). This Put allows our partner to require the Company to purchase their interest in the investment at the future fair market value, payable in cash or, at the Company’s option, common equity shares of the Company. Consistent with the guidance in EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” we classify our obligation under this Put as a component of minority interest at fair value, with a corresponding offset for changes in the fair value of the Put recorded in accumulated earnings less dividends. The fair value of the Put is based on the fair market value of the net assets of the joint venture. The Company calculates the fair value of the Put based on unobservable inputs considering the assumptions that market participants would make in pricing this obligation. Accordingly, the valuation of the Put is classified in Level 3 of the fair value hierarchy. At September 30, 2008, the fair value of the Put was $13,338, which represents an unrealized decrease in the fair value of this obligation of $5,828 for the nine months ended September 30, 2008.
12. Subsequent Events
In October 2008, the Company repaid the $4,368 6.99% fixed-rate loan secured by a Development Right in Wheaton, Maryland pursuant to its scheduled maturity.
Also in October 2008, the Company exercised its option to redeem all 4,000,000 outstanding shares of its 8.70% Series H Cumulative Redeemable Preferred Stock for $100,701. The repayment amount includes the redemption value of the outstanding shares of $25 per share and accrued but unpaid dividends through the redemption date. The Company will record a non-cash charge for deferred offering expenses of approximately $3,500 during the three months ended December 31, 2008 related to this redemption.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors described in Item 1a, “Risk Factors,” of this document and our Form 10-K for the year ended December 31, 2007.
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
We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are located in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Midwest, the Pacific Northwest, and the Northern and Southern California regions of the United States. Our strategy is to penetrate these markets with a broad range of products and services and an intense focus on our customer. Our communities are predominately upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.
Third Quarter 2008 Highlights
•	Net income available to common stockholders for the quarter ended September 30, 2008 was $231,406,000, as compared to $126,594,000 for the quarter ended September 30, 2007, an increase of 82.8%. This increase is primarily attributable to gains from the sale of communities and year-over-year increases in operating performance from our communities in the third quarter of 2008.

•	Our Established Community portfolio (as defined later in this report) experienced a 2.0% increase in net operating income (“NOI”) over the comparable period of 2007, driven by a 2.7% increase in rental revenue partially offset by an increase in operating expenses of 3.8%. The rental revenue growth over the comparable period in 2007 is comprised of an increase in rental rates of 2.9% and a decrease in occupancy of 0.2%.

•	We completed the development of seven communities containing 2,150 apartment homes for an aggregate total capitalized cost of $451,400,000. In addition, we began the construction of two wholly-owned apartment communities that, upon completion, are expected to contain an aggregate of 733 apartment homes for a total capitalized cost of $246,000,000. At September 30, 2008, we have 15 communities under construction with a projected total capitalized cost upon completion of approximately $1,608,500,000.

•	We commenced the redevelopment of one community in the third quarter of 2008. This community contains 400 apartment homes and will be completed for an estimated total capitalized cost of $23,400,000, excluding costs incurred prior to the start of redevelopment. In addition, we completed the redevelopment of four communities. We completed the redevelopment of two wholly-owned communities that contain 642 apartment homes for an aggregate capital cost of $11,400,000, excluding costs incurred prior to the start of redevelopment. We also completed the redevelopment of two communities on behalf of the Fund (as defined below), containing an aggregate of 241 apartment homes for a total capitalized cost of $8,100,000, excluding costs incurred prior to the start of redevelopment.

•	We sold five wholly-owned communities that contain a total of 1,831 apartment homes for an aggregate sales price of $353,800,000.

•	We closed variable rate bond financing relating to Avalon Walnut Creek in the aggregate amount of $135,000,000, of which $126,000,000 is tax-exempt. In addition, we closed an associated 4.0% fixed-rate construction loan for Avalon Walnut Creek for $2,500,000.

•	We executed rate lock agreements for two secured loans to be issued by Freddie Mac before December 31, 2008. The total amount of debt in connection with these two loans is expected to be $114,149,000 with a weighted average interest rate per annum of 6.07%.

•	We repaid $146,000,000 of unsecured notes with an annual interest rate of 8.25% pursuant to their scheduled maturity.

•	We repaid a loan secured by Avalon at Fairway Hills, located in Columbia, MD. The $11,500,000 variable-rate loan, which had an original maturity of June 2026, was repaid early at par.

•	We formed AvalonBay Value Added Fund II, L.P. (“Fund II”), a private, discretionary investment vehicle with commitments from five institutional investors including us. Fund II has equity commitments totaling $333,000,000. We have committed $150,000,000 to Fund II, representing a 45% equity interest.
Financial Outlook
We expect revenue and NOI growth for the remainder of 2008 at our Established Communities to remain positive as compared to the prior year period, but to moderate from the levels achieved during the first three quarters of 2008. Our expectation of continued growth for the remainder of 2008 is supported by balanced apartment demand-supply fundamentals, primarily the supply constraints in new rental supply in our geographic markets, declining rates of homeownership, and favorable demographic trends. Changes in any of the above factors as a result of the general deterioration in economic conditions or other factors could materially change our expectations for the remainder of 2008 and future periods. While on average the U.S. has experienced a trend of job losses during 2008, our markets in the aggregate have remained flat year to date. Looking into 2009, while we expect the employment situation to deteriorate from current levels, we currently believe that growth in demand for rental apartments will continue to be supported by an increasing propensity to rent, as reflected in the declining home ownership rate, as well as an increase in the demographic segments of our population with traditionally higher propensities to rent. Demand growth may be tempered, however, by declining employment.
We expect our development activity will continue to create long-term value. We currently have approximately $1,608,500,000 under construction (measured by total projected capitalized cost of the communities at completion). As of September 30, 2008, approximately $894,660,000 of this development has been funded, with $713,840,000 remaining to be funded. For the remainder of 2008, we anticipate our construction activity will remain at approximately this level. Our combined development under way and in planning was $5,547,500,000 at September 30, 2008, down from $6,080,500,000 at December 31, 2007.

Given current economic and capital market conditions, we continue to evaluate the timing of construction starts to ensure that funding requirements can be met in a cost effective manner. In addition, we selectively evaluate new Development Rights, including the acquisition of land for future development. We currently have Development Rights for construction of new apartment communities that would, if developed as expected, total approximately $3,939,000,000 based on total projected capitalized costs at September 30, 2008. Also at September 30, 2008, we have seven communities under redevelopment, with an expected investment of approximately $95,100,000, excluding costs incurred prior to the start of redevelopment. We expect to maintain our current level of redevelopment activity through the end of 2008 and believe that we currently have sufficient committed capital to complete the development and redevelopment activities underway.
Current capital market conditions reflect constrained access to liquidity, impacting the types of funding sources we pursue. During the nine months ended September 30, 2008, we raised in excess of $1,500,000,000 of capital through the issuance of secured debt and unsecured debt, and sales of assets. We used these proceeds to fund our development and redevelopment activities, reduce amounts drawn under our unsecured line of credit, repay secured and unsecured debt, prepay certain secured debt with higher interest costs and repurchase common stock. Capital needs result primarily from development expenditures, maturing debt and dividend requirements. Our committed capital is sufficient to complete the development underway and meet other liquidity uses. See the discussion under Liquidity and Capital Resources.
In the third quarter of 2008, we formed Fund II, a private, discretionary investment vehicle with commitments from us and four institutional investors. Fund II will acquire and operate multifamily apartment communities primarily in our current markets with the objective of creating value through redevelopment, enhanced operations and/or improving market fundamentals. Fund II has equity commitments totaling $333,000,000 (including our $150,000,000 equity commitment) and can employ leverage of up to 65%, allowing for a total investment capacity of approximately $950,000,000. Fund II has a term of ten years, plus two one-year extension options. Fund II will serve as the exclusive vehicle through which we will acquire investment interests in apartment communities for a period of three years from the closing date or until 90% of the committed capital of Fund II is invested, subject to limited exceptions. Fund II will not include or involve our development activities. We will receive, in addition to any returns on our invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met.
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
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the period ended September 30, 2008, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2007, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For communities that we wholly own, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s original asset value. The definition of substantial redevelopment may differ for communities owned through a joint venture arrangement.
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
As of September 30, 2008, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
New England	23	5,351
Metro NY/NJ	17	5,309
Mid-Atlantic/Midwest	18	6,122
Pacific Northwest	6	1,320
Northern California	20	5,657
Southern California	11	3,430

Total Established	95	27,189

Other Stabilized Communities:
New England	12	3,645
Metro NY/NJ	14	4,044
Mid-Atlantic/Midwest	10	2,699
Pacific Northwest	5	1,426
Northern California	10	2,820
Southern California	9	1,675

Total Other Stabilized	60	16,309

Redevelopment Communities	7	2,143

Total Current Communities	162	45,641

Development Communities	15	4,393

Development Rights	43	12,431

Results of Operations
Our year-over-year operating performance is primarily affected by individual geographic market conditions and apartment fundamentals as measured by changes in net operating income of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and nine months ended September 30, 2008 and 2007 follows (dollars in thousands):

	For the three months ended				For the nine months ended
	9-30-08	9-30-07	$ Change	% Change	9-30-08	9-30-07	$ Change	% Change
Revenue:
Rental and other income	$216,870	$195,042	$21,828	11.2%	$629,050	$561,690	$67,360	12.0%
Management, development and other fees	1,622	1,490	132	8.9%	4,805	4,421	384	8.7%

Total revenue	218,492	196,532	21,960	11.2%	633,855	566,111	67,744	12.0%

Expenses:
Direct property operating expenses, excluding property taxes	53,772	46,218	7,554	16.3%	149,359	133,773	15,586	11.7%
Property taxes	19,021	17,957	1,064	5.9%	57,036	51,973	5,063	9.7%

Total community operating expenses	72,793	64,175	8,618	13.4%	206,395	185,746	20,649	11.1%

Corporate-level property management and other indirect operating expenses	9,689	10,792	(1,103)	(10.2%)	30,257	27,938	2,319	8.3%
Investments and investment management	1,944	1,625	319	19.6%	6,687	6,133	554	9.0%
Interest expense, net	28,364	24,331	4,033	16.6%	85,622	68,993	16,629	24.1%
Depreciation expense	49,397	42,892	6,505	15.2%	142,986	123,967	19,019	15.3%
General and administrative expense	9,318	6,645	2,673	40.2%	26,821	20,067	6,754	33.7%

Total other expenses	98,712	86,285	12,427	14.4%	292,373	247,098	45,275	18.3%

Equity in income of unconsolidated entities	495	(57)	552	968.4%	4,329	(340)	4,669	1,373.2%
Minority interest in consolidated partnerships	695	(331)	1,026	310.0%	484	(1,236)	1,720	139.2%
Gain on sale of land	—	—	—	N/A	—	545	(545)	(100.0%)

Income from continuing operations	48,177	45,684	2,493	5.5%	139,900	132,236	7,664	5.8%

Discontinued operations:
Income from discontinued operations	1,693	4,827	(3,134)	(64.9%)	11,614	15,846	(4,232)	(26.7%)
Gain on sale of communities	183,711	78,258	105,453	134.8%	257,850	78,258	179,592	N/A

Total discontinued operations	185,404	83,085	102,319	123.1%	269,464	94,104	175,360	186.3%

Net income	233,581	128,769	104,812	81.4%	409,364	226,340	183,024	80.9%
Dividends attributable to preferred stock	(2,175)	(2,175)	—	—	(6,525)	(6,525)	—	—

Net income available to common stockholders	$231,406	$126,594	$104,812	82.8%	$402,839	$219,815	$183,024	83.3%

Net income available to common stockholders increased $104,812,000 or 82.8%, to $231,406,000 for the three months ended September 30, 2008 and increased $183,024,000 or 83.3%, to $402,839,000 for the nine months ended September 30, 2008 due primarily to gains from the sale of communities and year-over-year increases in community operating performance.
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
NOI does not represent cash generated from operating activities in accordance with U.S. generally accepted accounting principles (“GAAP”). Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. Reconciliations of NOI for the three and nine months ended September 30, 2008 and 2007 to net income for each period, are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-08	9-30-07	9-30-08	9-30-07
Net income	$233,581	$128,769	$409,364	$226,340
Indirect operating expenses, net of corporate income	7,821	8,102	25,171	22,317
Investments and investment management	1,944	1,625	6,687	6,133
Interest expense, net	28,364	24,331	85,622	68,993
General and administrative expense	9,318	6,645	26,821	20,067
Equity in income of unconsolidated entities	(495)	57	(4,329)	340
Minority interest in consolidated partnerships	(695)	331	(484)	1,236
Depreciation expense	49,397	42,892	142,986	123,967
Gain on sale of real estate assets	(183,711)	(78,258)	(257,850)	(78,803)
Income from discontinued operations	(1,693)	(4,827)	(11,614)	(15,846)

Net operating income	$143,831	$129,667	$422,374	$374,744

The NOI increases for the three and nine months ended September 30, 2008, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	For the three months ended	For the nine months ended
	9-30-08	9-30-08
Established Communities	$2,040	$11,868

Other Stabilized Communities	2,722	12,927

Development and Redevelopment Communities	9,402	22,835

Total	$14,164	$47,630

The NOI increases in Established Communities in 2008 were largely due to continued favorable but moderating apartment market fundamentals. During the nine months ended September 30, 2008, we continued to focus on rental rate growth, while maintaining occupancy of at least 95% in all regions. We anticipate that year-over-year increases in rental rates and overall rental revenue growth will moderate in the fourth quarter of 2008 as compared to the 3.6% growth achieved thus far in 2008 due to the general decline in overall economic conditions and related employment levels. Expense growth also impacts growth in NOI and we continue to monitor and manage operating expenses to constrain expense growth. We expect operating expenses to decline slightly in the fourth quarter from third quarter levels as a result of active cost management.
Rental and other income increased in the three and nine months ended September 30, 2008 as compared to the prior year due to increased rental rates and occupancy for our Established Communities, coupled with additional rental income generated from newly developed communities.
Overall Portfolio — The weighted average number of occupied apartment homes decreased to 37,499 apartment homes for the nine months ended September 30, 2008 as compared to 38,057 homes for the prior year period. This change is primarily the result of communities sold during 2008, partially offset by increased homes available from newly developed and acquired communities. The weighted average monthly revenue per occupied apartment home increased to $1,940 for the nine months ended September 30, 2008 as compared to $1,765 in the prior year period.
Established Communities — Rental revenue increased $3,991,000, or 2.7%, for the three months ended September 30, 2008 over the prior year period. Rental revenue increased $15,701,000, or 3.6%, for the nine months ended September 30, 2008. These increases are due primarily to increased average rental rates. For the nine months ended September 30, 2008, the weighted average monthly revenue per occupied apartment home increased 3.5% to $1,926 compared to $1,861 in the prior year period, primarily due to increased market rents. The average economic occupancy increased 0.1% to 96.4% for the nine months ended September 30, 2008. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

We experienced increases in Established Communities’ rental revenue in all six of our regions for the nine months ended September 30, 2008 as compared to the prior year period. The largest percentage increases in rental revenue were in the Northern California, Pacific Northwest and New England, with increases of 6.6%, 6.0% and 2.8%, respectively, between years. Almost 70% of our Established Community revenue is generated by the Metro New York/New Jersey, New England, and Northern California regions, and are discussed in more detail below.
The Metro New York/New Jersey region, which accounted for approximately 23.8% of Established Community rental revenue for the nine months ended September 30, 2008, experienced an increase in rental revenue of 2.7% for the nine months ended September 30, 2008 as compared to the prior year period. Average rental rates increased 2.9% to $2,355, and economic occupancy decreased 0.2% to 96.2% for the nine months ended September 30, 2008 as compared to the prior year period. Through the third quarter of 2008, rental market conditions remained stable in both New York City and surrounding suburban markets. Year to date job growth has been flat, and despite challenges facing the financial services industry, the effects on rental demand have been nominal to date. We continue to monitor current market conditions and the potential that actual job losses may accelerate during the fourth quarter of 2008 and into 2009, impacting our community operating results.
The New England region accounted for approximately 21.0% of the Established Community rental revenue for the nine months ended September 30, 2008 and experienced growth of 2.8% over the prior year period. Average rental rates increased 2.3% to $2,050 and economic occupancy increased 0.5% to 96.6% for the nine months ended September 30, 2008, as compared to the prior year period. Boston continues its positive trend in job growth, with an increase in employment growth of 1.0% over the past twelve months. Given the significance of the financial services industry in the Boston metro area, we continue to monitor the outlook for a reversal of the recent job growth due to the current volatility in the financial services industry.
Northern California, which represented approximately 21.0% of Established Community rental revenue during the nine months ended September 30, 2008, experienced an increase in rental revenue of 6.6% as compared to the prior year period. Average rental rates increased by 6.8% to $1,935 and economic occupancy declined by 0.2% from 96.9% to 96.7% for the nine months ended September 30, 2008 as compared to the prior year period. We expect Northern California to see continued but moderating revenue growth during the remainder of 2008, with growth levels in excess of those expected in other markets in the United States.
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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands).

	For the three months ended		For the nine months ended
	9-30-08	9-30-07	9-30-08	9-30-07
Rental revenue (GAAP basis)	$152,566	$148,575	$454,192	$438,491
Concessions amortized	1,528	1,351	4,233	3,944
Concessions granted	(2,208)	(1,392)	(5,285)	(4,368)

Rental revenue adjusted to state concessions on a cash basis	$151,886	$148,534	$453,140	$438,067

Year-over-year % change — GAAP revenue	2.7%	n/a	3.6%	n/a

Year-over-year % change — cash concession based revenue	2.3%	n/a	3.4%	n/a
Management, development and other fees increased $132,000 or 8.9% for the three months ended September 30, 2008, and $384,000, or 8.7% for the nine months ended September 30, 2008. The increases were due primarily to increased redevelopment fees and property management fees as additional communities were acquired by the Fund.
Direct property operating expenses, excluding property taxes increased $7,554,000 or 16.3% for the three months ended September 30, 2008 and increased $15,586,000 or 11.7% for the nine months ended September 30, 2008 as compared to the prior year periods, primarily due to the addition of recently developed apartment homes.
For Established Communities, direct property operating expenses, excluding property taxes, increased $1,259,000, or 3.7% to $35,363,000 for the three months ended September 30, 2008 and $831,000, or 0.8% to $100,389,000 for the nine months ended September 30, 2008, due primarily to increased administrative and community maintenance related costs. The increases in administrative expense are primarily due to increases in bad debt, due to a general decline in the economic climate.
Property taxes increased $1,064,000, or 5.9% and $5,063,000, or 9.7% for the three and nine months ended September 30, 2008, respectively, due to overall higher assessments and the addition of newly developed and redeveloped apartment homes. Property tax increases are also impacted by the size and timing of successful tax appeals.
For Established Communities, property taxes increased by $584,000, or 4.2% and $2,697,000, or 6.6% for the three and nine months ended September 30, 2008, respectively due to both higher assessments throughout all regions and reductions in property taxes realized in 2007 that have not occurred in 2008. The impact of the current economic environment has not been reflected in the assessments, as there is typically a time lag between a change in the economy affecting property valuations and updated real estate tax assessments. Overall, we expect property taxes in 2008 to continue to increase from 2007 levels due to increased valuations at a rate of growth consistent with the third quarter of 2008. Property tax increases are limited by law (Proposition 13) for communities in California. We evaluate property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Corporate-level property management and other indirect operating expenses decreased by $1,103,000, or 10.2% for the three months ended September 30, 2008 and increased by $2,319,000, or 8.3% for the nine months ended September 30, 2008 over the prior year period. The quarterly year-over-year decrease is due to lower overall compensation costs. The year to date increase is due primarily to increased compensation and employee separation costs, as well as costs relating to corporate initiatives focused on increasing efficiency and enhancing controls at our operating communities. The year to date 2008 expense includes transition and ongoing costs related to our Customer Care Center in Virginia Beach, Virginia that we opened in the third quarter of 2007 to centralize certain community-related accounting, administrative and customer service functions.
Investments and investment management reflects the costs incurred for investment acquisitions, investment management and abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment or impairment of development pursuits, acquisition pursuits and disposition pursuits. Investments and investment management costs increased during the three months ended September 30, 2008 compared to the prior year period due primarily to increases in compensation costs.

The costs increased for the nine months ended September 30, 2008 compared to the prior year period are due primarily to increased compensation costs, as well as increased abandoned pursuit costs. Abandoned pursuit costs can be volatile, particularly in periods of economic downturn or when there is limited access to capital, and the costs incurred in any given period may vary significantly in future periods.
Interest expense, net increased $4,033,000, or 16.6% and $16,629,000, or 24.1% for the three and nine months ended September 30, 2008, respectively due primarily to a decrease in interest income in 2008 as compared to the prior year period, coupled with increased interest expense in 2008 compared to 2007. The higher level of interest income in the three and nine months ended September 30, 2007 is due to higher invested cash balances from our January 2007 equity offering. The increased interest expense in 2008 is due primarily to increased amounts of debt outstanding in 2008 compared to the prior year period. In addition, interest expense for the three and nine months ended September 30, 2008, includes charges of $863,000 related to unamortized deferred financing costs and purchase premiums for debt that was repaid prior to its scheduled maturity.
Depreciation expense increased for the three and nine months ended September 30, 2008 primarily due to the completion of development and redevelopment activities.
General and administrative expense (“G&A”) increased $2,673,000, or 40.2% for the three months ended September 30, 2008 and increased $6,754,000, or 33.7% for the nine months ended September 30, 2008 as compared to the prior year periods. The increase for the three months ended September 30, 2008 is due primarily to certain organization costs for the formation of Fund II, which is consolidated for financial reporting purposes. The increase for the nine months ended September 30, 2008 is primarily due to the accelerated recognition of compensation for members of the Board of Directors, as well certain organizational costs for the formation of Fund II. The compensation costs include the accelerated vesting of equity compensation awards to our Board of Directors.
Equity in income of unconsolidated entities for the three and nine months ended September 30, 2008 increased from the prior year period due primarily to income from joint ventures where the underlying communities have achieved stabilized operations and gains from our investment in a joint venture formed to develop for sale homes, offset by the loss of income in 2008 from the sale of a partnership interest in a joint venture in the fourth quarter of 2007. The year to date increase is also due to the gain on the sale of a community held by the Fund that occurred in the second quarter of 2008.
Minority interest in consolidated partnerships resulted in income of $695,000 and $484,000 for the three and nine months ended September 30, 2008, compared to expense of $331,000 and $1,236,000 for the prior year periods due to recognition of income for our joint venture partners’ portion of the net loss incurred by Fund II, as well as the conversion and redemption of limited partnership units in 2007, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.
Gain on sale of land for the nine months ended September 30, 2008 decreased from the prior year period due to the absence of land sales year to date in 2008.
Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2007 through September 30, 2008. This income decreased for the three and nine months ended September 30, 2008 due to fewer communities sold or classified as discontinued operations. See Note 7, “Real Estate Disposition Activities,” of our Condensed Consolidated Financial Statements.
Gain on sale of communities increased in the three and nine months ended September 30, 2008 as compared to the prior year periods as a result of selling five communities in the three months ended September 30, 2008, and ten communities in the first nine months of 2008, as compared to three communities in respective prior year periods. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

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
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	9-30-08	9-30-07	9-30-08	9-30-07
Net income	$233,581	$128,769	$409,364	$226,340
Dividends attributable to preferred stock	(2,175)	(2,175)	(6,525)	(6,525)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	51,263	46,913	151,307	136,677
Minority interest expense, including discontinued operations	57	53	171	225
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	—	—	(3,483)	—
Gain on sale of operating communities	(183,711)	(78,258)	(257,850)	(78,258)

Funds from operations attributable to common stockholders	$99,015	$95,302	$292,984	$278,459

Weighted average common shares outstanding — diluted	77,580,847	80,024,714	77,516,222	80,195,908
EPS per common share — diluted	$2.98	$1.58	$5.20	$2.74

FFO per common share — diluted	$1.28	$1.19	$3.78	$3.47

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

	For the three months ended		For the nine months ended
	9-30-08	9-30-07	9-30-08	9-30-07
Net cash provided by operating activities	$127,857	$92,377	$266,982	$293,643

Net cash provided by (used in) investing activities	$11,186	$(135,173)	$(191,565)	$(687,624)

Net cash (used in) provided by financing activities	$(66,358)	$(55,873)	$(16,669)	$424,739

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
We regularly review our liquidity needs, the adequacy of cash flows from operations, and other expected liquidity sources to meet these needs. After giving effect to the October 15, 2008 redemption of our 8.70% Series H Cumulative Redeemable Preferred Stock, we believe our principal short-term liquidity needs are to fund:
•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Internal Revenue Code of 1986;

•	debt service and maturity payments;

•	normal recurring operating expenses;

•	DownREIT partnership unit distributions; and

•	capital calls for the Fund and Fund II, as required.
The capital and credit markets have contracted during 2008, resulting in a constrained liquidity environment. Although general market liquidity is constrained, we anticipate that we can satisfy our expected liquidity needs from a combination of cash flow provided by proceeds from asset sales, borrowing capacity under our variable rate unsecured credit facility, secured financings and other public or private sources of liquidity, as well as operating activities. To the extent that currently available internal and external resources do not satisfy our needs, we may seek additional external financing. Additional financing could come from a variety of sources, such as public sales of debt or equity securities or unsecured or secured loans from financial institutions or other private or governmental lenders, among others. Private equity through joint ventures may also be used. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a downturn in financial markets or the economy generally. At September 30, 2008, we have unrestricted cash and cash in escrow of $286,679,000 available for development activities. During the nine months ended September 30, 2008, we raised in excess of $1,500,000,000 of capital through the issuance of secured debt and unsecured debt, and sales of assets. We used these proceeds to fund our development and redevelopment activities, reduce amounts drawn under our unsecured line of credit, repay secured and unsecured debt, prepay certain secured debt with interest costs above prevailing rates and repurchase our common and preferred stock.
Unrestricted cash and cash equivalents totaled $79,019,000 at September 30, 2008, an increase of $58,748,000 from $20,271,000 at December 31, 2007. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities decreased to $266,982,000 for the nine months ended September 30, 2008 from $293,643,000 for the nine months ended September 30, 2007. The decrease was driven primarily by the payment of interest amounts and general corporate payables, partially offset by the additional NOI from our Established Communities’ operations, as well as NOI from recently developed communities.
Investing Activities — Net cash used in investing activities of $191,565,000 for the nine months ended September 30, 2008 related to investments in assets through the development and redevelopment of apartment communities, partially offset by the gross proceeds from the disposition of communities in the amount of $490,477,000. During the nine months ended September 30, 2008, we invested $635,572,000 in the purchase and development of the following real estate and capital expenditures:
•	We acquired one parcel of land in connection with Development Rights, for a purchase price of approximately $8,800,000.

•	We had capital expenditures of $9,848,000 for real estate and non-real estate assets.

•	We invested approximately $616,924,000 in the development of communities, including the commencement of the development of four communities which are expected to contain an aggregate of 1,209 apartment homes for an expected aggregate total capitalized cost of $339,100,000.
Financing Activities — Net cash used in financing activities totaled $16,669,000 for the nine months ended September 30, 2008. The net cash used is due primarily to the net repayment of $489,500,000 under our unsecured credit facility, the payment of dividends in the amount of $209,412,000, the repayment of secured and unsecured debt of $267,130,000 and the repurchase of 482,100 shares of our common stock at an average price of $87.42 per share, substantially offset by the issuance of unsecured and secured financings in the amount of $992,797,000.
The following financing activity occurred during the nine months ended September 30, 2008:
•	we repaid $50,000,000 in 6.625% of previously issued medium-term notes, along with any unpaid interest, pursuant to their scheduled maturity;

•	we redeemed $10,000,000 principal amount of our $150,000,000, 7.5% unsecured notes that mature in August 2009 for $10,287,500 with the premium above par recorded as a charge to earnings;

•	we repaid $146,000,000 of unsecured notes with an annual interest rate of 8.25% pursuant to their scheduled maturity;

•	we repaid the loans secured by Avalon Knoll, which is located in Germantown, Maryland and had a fixed rate of 6.95%, Avalon Landing, which is located in Annapolis, Maryland and had a fixed rate of 6.85%, and Avalon at Fairway Hills, which is located in Columbia, Maryland and had a variable rate. These loans, which had contractual maturities of 2026 and an aggregate amount outstanding of $28,707,000, were repaid early at par;

•	we borrowed $170,125,000 under an interest-only mortgage note secured by Avalon at Arlington Square, located in Arlington, Virginia at an effective rate of 4.69% for five years;

•	we borrowed $94,572,000 under an interest-only mortgage note secured by Avalon at Cameron Court, located in Alexandria, Virginia at an effective rate of 4.95% for five years;

•	we borrowed $110,600,000 under an interest-only mortgage note secured by Avalon Crescent, located in McLean, Virginia at an effective rate of 5.48% for seven years;

•	we borrowed $150,000,000 under an interest-only mortgage note secured by Avalon Silicon Valley, located in Sunnyvale, California at an effective rate of 5.66% for seven years;

•	we entered into a $330,000,000 variable rate, unsecured term loan comprised of three tranches bearing interest at LIBOR plus a spread of 1.25%;

•	we closed both a variable rate bond financing relating to Avalon Walnut Creek in the aggregate amount of $135,000,000, of which $126,000,000 is tax-exempt, as well as an associated 4.0% fixed-rate construction loan of $2,500,000;

•	we repaid $489,500,000 outstanding under our unsecured credit facility;

•	we repurchased 482,100 shares of our common stock at an average price of $87.42 per share, for a total approximate purchase price of $42,144,000; and

•	we executed rate lock agreements for two secured loans to be issued by Freddie Mac before December 31, 2008. The total amount of debt in connection with these two loans is expected to be $114,149,000 with a weighted average interest rate per annum of 6.07%.
In February 2008, our Board of Directors authorized an increase of $200,000,000 in our common stock repurchase program, increasing the total amount the Company can acquire to $500,000,000, of which approximately $300,000,000 has been used to repurchase our common stock as of September 30, 2008. The decision to use the additional share repurchase authorization will depend on current capital market conditions and liquidity, our share price relative to the net asset value per share and other uses of capital, including development.
In October 2008, we exercised our option to redeem all 4,000,000 outstanding shares of our 8.70% Series H Cumulative Redeemable Preferred Stock for $100,701,000. The repayment amount includes the redemption value of the outstanding shares of $25 per share and accrued but unpaid dividends through the redemption date. We will record a non-cash charge for deferred offering expenses of approximately $3,500,000 in the fourth quarter of 2008 related to this redemption.
Variable Rate Unsecured Credit Facility
We currently have a $1,000,000,000 revolving variable rate unsecured credit facility with a syndicate of commercial banks that expires in November 2011 (assuming our exercise of a one-year renewal option). In the aggregate, we pay an annual facility fee of approximately $1,250,000. The unsecured credit facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (2.98% on October 31, 2008). The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on our credit rating. In addition, a competitive bid option is available for borrowings of up to $422,500,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at October 31, 2008. We were in compliance at October 31, 2008 with certain customary financial and other covenants under the unsecured credit facility. The credit facility matures in November 2011, assuming we exercise a one-year renewal option.
At October 31, 2008, $295,000,000 was outstanding on the credit facility, $49,646,000 was used to provide letters of credit, $359,734,000 in unrestricted cash and $655,354,000 was available for borrowing under the unsecured credit facility.
Future Financing and Capital Needs — Debt Maturities
One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures. For unsecured notes, we anticipate that no significant portion of the principal of these notes will be repaid prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is secured by mortgages on individual communities or groups of communities, draws on our unsecured credit facility or by equity offerings. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

The table below details debt maturities for the next five years, excluding our unsecured credit facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2008 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-07	9-30-08		2008	2009	2010	2011	2012	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$15,356	$14,853		$173	$719	$766	$816	$12,379	$—
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon at Lexington	6.55%	Feb-2025	12,078	11,771		106	439	466	495	526	9,739
Avalon Campbell	6.48%	Jun-2025	31,877	31,161	(2)	—	—	—	—	—	31,161
Avalon Pacifica	6.48%	Jun-2025	14,460	14,135	(2)	—	—	—	—	—	14,135
Avalon Knoll	6.95%	Jun-2026	11,654	—		—	—	—	—	—	—
Avalon Fields	7.55%	May-2027	10,224	10,054		66	275	295	316	339	8,763
Avalon Oaks	7.45%	Jul-2041	17,077	16,976		35	147	157	168	180	16,289
Avalon Oaks West	7.48%	Apr-2043	16,919	16,827		32	133	142	152	162	16,206
Avalon at Chestnut Hill	5.82%	Oct-2047	42,149	41,913		80	331	349	368	388	40,397

			181,574	167,470		492	2,044	2,175	2,315	13,974	146,470

Variable rate (3)
The Promenade	7.18%	Oct-2010	30,844	30,499		356	755	29,388	—	—	—
Waterford	8.47%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	8.47%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Mission Viejo	8.89%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	8.47%	Jun-2025	20,800	20,800	(4)	—	—	—	—	—	20,800
Avalon Campbell	4.19%	Jun-2025	6,923	7,639	(2)	—	—	—	—	—	7,639
Avalon Pacifica	4.19%	Jun-2025	3,140	3,465	(2)	—	—	—	—	—	3,465
Avalon at Fairway Hills I	0.00%	Jun-2026	11,500	—		—	—	—	—	—	—
Avalon Bowery Place I	9.22%	Nov-2037	93,800	93,800	(5)	135	576	636	703	777	90,973
Avalon Bowery Place II	10.02%	Nov-2039	48,500	48,500	(5)	—	—	270	298	329	47,603
Avalon Acton	8.10%	Jul-2040	45,000	45,000	(5)	—	—	—	—	—	45,000
Avalon Morningside Park	8.95%	Nov-2040	100,000	100,000	(5)	—	—	138	302	340	99,220
Avalon Walnut Creek	10.18%	Mar-2046	—	116,000	(5)	—	—	—	—	—	116,000
Avalon Walnut Creek	9.94%	Mar-2046	—	10,000	(5)	—	—	—	—	—	10,000

			419,542	534,738		491	1,331	30,432	1,303	1,446	499,735

Conventional loans (6)
Fixed rate
$50 million unsecured notes	6.63%	Jan-2008	50,000	—		—	—	—	—	—	—
$150 million unsecured notes	8.38%	Jul-2008	146,000	—		—	—	—	—	—	—
$150 million unsecured notes	7.63%	Aug-2009	150,000	140,000	(7)	—	140,000	—	—	—	—
$200 million unsecured notes	7.66%	Dec-2010	200,000	200,000		—	—	200,000	—	—	—
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	—	300,000	—	—
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	—	50,000	—	—
$250 million unsecured notes	5.73%	Jan-2012	250,000	250,000		—	—	—	—	250,000	—
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	—	250,000	—
$100 million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	—	100,000
$150 million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$250 million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
Wheaton Development Right (8)	6.99%	Oct-2008	4,432	4,368		4,368	—	—	—	—	—
4600 Eisenhower Avenue	8.08%	Apr-2009	4,293	4,206		31	4,175	—	—	—	—
Avalon at Twinbrook	7.25%	Oct-2011	8,007	7,854		53	223	239	7,339	—	—
Avalon at Tysons West	5.55%	Jul-2028	6,381	6,260		42	173	183	193	204	5,465
Avalon Orchards	7.65%	Jul-2033	19,612	19,396		74	311	333	357	382	17,939
Avalon at Arlington Square	4.69%	Apr-2013	—	170,125		—	—	—	—	—	170,125
Avalon at Cameron Court	4.95%	Apr-2013	—	94,572		—	—	—	—	—	94,572
Avalon Crescent	5.48%	May-2015	—	110,600		—	—	—	—	—	110,600
Avalon Silicon Valley	5.66%	Jul-2015	—	150,000		—	—	—	—	—	150,000
Avalon Walnut Creek	4.00%	Jul-2066	—	2,500		—	—	—	—	—	2,500

			1,938,725	2,259,881		4,568	144,882	200,755	357,889	500,586	1,051,201

Variable rate (3)
Avalon at Flanders Hill (9)	9.38%	May-2014	20,510	19,870	(4)	200	—	—	—	—	19,670
Avalon at Newton Highlands (9)	9.47%	Dec-2014	36,335	35,300	(4)	356	—	—	—	—	34,944
Avalon at Crane Brook	9.29%	Mar-2011	32,560	31,705	(4)	267	1,029	1,169	29,240	—	—
Avalon at Bedford Center (9)	9.32%	May-2017	16,816	16,476	(4)	120	505	527	560	—	14,764
Avalon Walnut Creek	11.29%	Mar-2046	—	9,000	(5)	—	—	—	—	—	9,000
$105.6 million unsecured notes	4.13%	May-2009	—	105,600		—	105,600	—	—	—	—
$112.2 million unsecured notes	4.13%	Jan-2010	—	112,200		—	—	112,200	—	—	—
$112.2 million unsecured notes	4.13%	Jan-2011	—	112,200		—	—	—	112,200	—	—

			106,221	442,351		943	107,134	113,896	142,000	—	78,378

Total indebtedness — excluding unsecured credit facility			$2,646,062	$3,404,440		$6,494	$255,391	$347,258	$503,507	$516,006	$1,775,784

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at September 30, 2008 and December 31, 2007 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of September 30, 2008.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of September 30, 2008. Actual amounts drawn on the debt as of September 30, 2008 are $93,106 for Bowery Place I, $43,413 for Bowery Place II, $42,331 for Avalon Acton, $67,849 for Morningside Park, and $0 for Walnut Creek.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $2,185 of debt discount as of September 30, 2008 and $2,501 of debt discount as of December 31, 2007, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(7)	In April 2008, we redeemed $10,000 aggregate principal amount of our $150,000 7.5% medium-term notes due in August 2009.

(8)	In October 2008, we repaid the $4,368 6.99% fixed rate loan secured by a development right in Wheaton, MD pursuant to its scheduled maturity

(9)	The mortgage note allows us to extend the maturity of the financing for five years, at our discretion. Maturity dates presented assume that we will elect this extension option.
Future Financing and Capital Needs — Dividend Requirements
As a REIT, we are subject to certain dividend distribution requirements in relation to taxable income to avoid paying federal income taxes at the corporate level. During the first nine months of 2008, we sold ten communities including one community sold by the Fund, and expect to complete additional sales prior to year end. These completed and projected sales will cause our 2008 taxable income to exceed qualifying distributions expected to be made in the normal course of business. To meet its distribution requirements and avoid paying federal income tax, we anticipate that a special, nonrecurring dividend in the range of approximately $1.75 per share to $1.85 per share would be required to be declared sometime before September 2009. The exact amount will depend on the final amount of taxable income (principally gains recognized from property sales) during 2008. The timing of the special dividend has not yet been determined. Depending on the amount and timing of the dividend, we may incur an excise tax for 2008 of between $0 and $9,000,000 pertaining to cumulative unpaid capital gain distributions related to 2008 property sales.
Future Financing and Capital Needs — Portfolio and Other Activity
As of September 30, 2008, we had 15 new communities under construction, for which a total estimated cost of $713,840,000 remained to be invested. In addition, we had seven communities which we own, or in which we have a direct or indirect interest, under reconstruction, for which a total estimated cost of $63,107,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
•	cash currently on hand invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;

•	the remaining capacity under our $1,000,000,000 unsecured credit facility;

•	retained operating cash;

•	the net proceeds from sales of existing communities;

•	the issuance of debt or equity securities; and/or

•	private equity funding, including joint venture activity.
Before planned reconstruction activity, including reconstruction activity related to communities acquired by the Fund or Fund II as discussed below, or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.
We have invested in the Fund, a private, discretionary investment vehicle that acquires and operates apartment communities in our markets. The Fund has nine institutional investors, including us, with a combined capital equity commitment of $330,000,000.

A significant portion of the investments made in the Fund by its investors have been made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly-owned subsidiary of the Company is the general partner of the Fund and has committed $50,000,000 to the Fund and the Fund REIT (of which approximately $47,944,000 has been invested as of October 31, 2008) representing a 15.2% combined general partner and limited partner equity interest. The investment period for the Fund concluded in March 2008.
On September 2, 2008, we announced the closing of Fund II, a private, discretionary investment vehicle with commitments from us and four institutional investors. Fund II has equity commitments totaling $333,000,000. We have committed $150,000,000 to the Fund, representing a 45% equity interest. Fund II will acquire and operate multifamily apartment communities primarily in our current markets with the objective of creating value through redevelopment, enhanced operations and/or improving market fundamentals. Fund II will serve as the exclusive vehicle through which we will acquire apartment communities for a period of three years from the closing date or until 90% of its committed capital is invested, subject to limited exceptions. Fund II will not include or involve our development activities. We will receive, in addition to any returns on our invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met. As of October 31, 2008, Fund II has not made any investments.
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
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City) overall once tenant improvements related to a retail tenant are complete, which is expected in 2009. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of, and our obligation under these guarantees, both at inception and as of September 30, 2008 were not significant. As a result we have not recorded any obligation associated with these guarantees at September 30, 2008.

•	The Fund has 22 loans secured by individual assets with amounts outstanding in the aggregate of $433,573,000. These mortgage loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The Fund has two credit facilities that mature in December 2008. The Fund did not have any amounts outstanding as of September 30, 2008 under its credit facilities. The mortgage loans and the credit facility are payable by the Fund with operating cash flow or disposition proceeds from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,192,000 as of September 30, 2008). As of September 30, 2008, the fair value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under a liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2008 was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2008.

•	In conjunction with the formation of Fund II, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner. As of September 30, 2008, there have not yet been any capital contributions by the partners of Fund II. The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2008 was zero and therefore we have not recorded any obligation for this guarantee as of September 30, 2008.

•	MVP I, LLC the entity that owns Avalon at Mission Bay North II, has a loan secured by the underlying real estate assets of the community for $105,000,000. The loan is a fixed-rate, interest-only note bearing interest at 6.02%, maturing in December 2015. We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•	Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $40,845,000. The variable-rate loan had an interest rate of 5.50% at September 30, 2008. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•	Aria at Hathorne Hill, LLC is a joint venture in which we have a non-managing member interest that is developing 64 for-sale town homes in Danvers, Massachusetts. The LLC has two separate variable rate loans with aggregate borrowings of $5,033,000 and an interest rate of 4.625% at September 30, 2008. In addition, Aria at Hathorne has a short-term variable rate note for approximately $300,000 at an interest rate of 3.7% due in the fourth quarter of 2008. We have not guaranteed the debt of Aria at Hathorne, nor do we have any obligation to fund this debt should Aria at Hathorne be unable to do so.

•	PHVP I, LLC, a consolidated joint venture in which we hold a 99.0% controlling interest, is constructing a public garage adjacent to our Walnut Creek development. As part of the construction management services we provide to PHVP I, LLC for the construction of the public garage, we have provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. Our obligations under this guarantee terminate upon (i) the issuance of a certificate of substantial completion and (ii) completion of a list of lender requirements. The certificate of substantial completion was issued on July 11, 2008 and the completion of the lender’s requirements list is nearing completion. We expect termination of the guarantee in the fourth quarter of 2008.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. During the third quarter of 2008, we entered into an operating land lease agreement relating to our Avalon Walnut Creek community currently under development. Aside from this lease, there have not been any other material changes outside the ordinary course of business to our contractual obligations during the nine months ended September 30, 2008.

Development Communities
As of September 30, 2008, we had 15 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 4,393 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,608,500,000. You should carefully review Item 1a., “Risk Factors,” in this document and our Form 10-K for a discussion of the risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except as may be noted.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Encino	131	$61.5	Q3 2006	Q3 2008	Q1 2009	Q3 2009
	Los Angeles, CA
2.	Avalon Morningside Park (4)	295	125.5	Q1 2007	Q3 2008	Q1 2009	Q3 2009
	New York, NY
3.	Avalon White Plains	407	154.5	Q2 2007	Q3 2008	Q4 2009	Q2 2010
	White Plains, NY
4.	Avalon Fashion Valley	161	64.7	Q2 2007	Q3 2008	Q1 2009	Q3 2009
	San Diego, CA
5.	Avalon Anaheim Stadium	251	102.7	Q2 2007	Q4 2008	Q3 2009	Q1 2010
	Anaheim, CA
6.	Avalon Union City	438	125.2	Q3 2007	Q2 2009	Q3 2009	Q1 2010
	Union City, CA
7.	Avalon at the Hingham Shipyard	235	52.7	Q3 2007	Q3 2008	Q1 2009	Q2 2009
	Hingham, MA
8.	Avalon Huntington	99	26.1	Q4 2007	Q3 2008	Q1 2009	Q3 2009
	Shelton, CT
9.	Avalon at Mission Bay North III	260	157.8	Q4 2007	Q3 2009	Q4 2009	Q2 2010
	San Francisco, CA
10.	Avalon Jamboree Village	279	78.3	Q4 2007	Q2 2009	Q4 2009	Q2 2010
	Irvine, CA
11.	Avalon Fort Greene	628	320.4	Q4 2007	Q3 2009	Q3 2010	Q1 2011
	New York, NY
12.	Avalon Charles Pond	200	46.5	Q1 2008	Q4 2008	Q2 2009	Q4 2009
	Corham, NY
13.	Avalon Blue Hills	276	46.6	Q2 2008	Q2 2009	Q4 2009	Q2 2010
	Randolph, MA
14.	Avalon Walnut Creek (4)	422	156.7	Q3 2008	Q3 2010	Q1 2011	Q3 2011
	Walnut Creek, CA
15.	Avalon Norwalk	311	89.3	Q3 2008	Q3 2010	Q2 2011	Q4 2011
	Norwalk, CT

	Total	4,393	$1,608.5

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed in part by third party, tax-exempt debt.

Redevelopment Communities
As of September 30, 2008, we had seven consolidated communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $95,100,000, excluding costs incurred prior to redevelopment. We have found that the cost and time schedule to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our budget or schedule for reconstruction completion or restabilized operations, either individually or in the aggregate. You should carefully review Item 1a., “Risk Factors,” of this document and our Form 10-K for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
Consolidated Communities
1.	Essex Place	286	$23.7	$34.5	Q3 2007	Q2 2009	Q4 2009
	Peabody, MA
2.	Avalon Woodland Hills	663	72.1	109.3	Q4 2007	Q1 2010	Q3 2010
	Woodland Hills, CA
3.	Avalon at Diamond Heights	154	25.3	30.2	Q4 2007	Q4 2010	Q2 2011
	San Francisco, CA
4.	Avalon Symphony Woods I	176	9.4	14.0	Q2 2008	Q3 2009	Q1 2010
	Columbia, MD
5.	Avalon Symphony Woods II	216	36.4	42.4	Q2 2008	Q3 2009	Q1 2010
	Columbia, MD
6.	Avalon Mountain View	248	24.1	32.3	Q2 2008	Q3 2009	Q1 2010
	MountainView, CA
7.	The Promenade	400	71.0	94.4	Q3 2008	Q2 2010	Q4 2010
	Burbank, CA

	Total	2,143	$262.0	$357.1

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights
As of September 30, 2008, we are evaluating the future development of 43 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold either a purchase or lease option. We generally prefer to hold Development Rights through options to acquire land, although for 22 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 12,431 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At September 30, 2008, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $61,579,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $325,472,000 are reflected as land held for development on the Condensed Consolidated Balance Sheet as of September 30, 2008.
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
You should carefully review Section 1a., “Risk Factors,” of this document and our Form 10-K for a discussion of the risks associated with Development Rights.

			Total
		Estimated	capitalized
		number	cost
	Location	of homes	($ millions) (1)
1.	Bellevue, WA	396	$130
2.	Northborough, MA Phase I	163	27
3.	North Bergen, NJ	164	47
4.	Andover, MA	115	26
5.	Wilton, CT	100	29
6.	Seattle, WA	204	65
7.	Rockville Centre, NY	349	129
8.	Greenburgh, NY Phase II	444	112
9.	Los Angeles, CA	278	124
10.	Wood-Ridge, NJ	406	104
11.	Cohasset, MA	200	38
12.	New York, NY	681	307
13.	Plymouth, MA Phase II	90	22
14.	Concord, MA	150	38
15.	Canoga Park, CA	298	85
16.	North Andover, MA	526	98
17.	Garden City, NY	160	58
18.	Irvine, CA Phase II	179	57
19.	West Long Branch, NJ	180	34
20.	Wheaton, MD	320	74
21.	Dublin, CA Phase II	405	126
22.	Seattle, WA II	234	76
23.	Brooklyn, NY	825	443
24.	Rockville, MD	240	62
25.	Chicago, IL Phase I	500	173
26.	Shelton, CT	251	66
27.	Northborough, MA Phase II	187	35
28.	New York, NY II	557	397
29.	Stratford, CT	146	23
30.	Tysons Corner, VA	439	121
31.	Boston, MA	180	106
32.	Camarillo, CA	309	66
33.	San Francisco, CA	173	51
34.	Alexandria, VA	237	61
35.	Chicago, IL Phase II	500	141
36.	Maynard, MA	212	39
37.	Oyster Bay, NY	88	36
38.	Hackensack, NJ	226	56
39.	Gaithersburg, MD	254	41
40.	Yaphank, NY	343	57
41.	Roselle Park, NJ	249	54
42.	Kirkland, WA Phase II	189	60
43.	Milford, CT	284	45

	Total	12,431	$3,939

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

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
In August 2008, we renewed our general liability policy and worker’s compensation coverage for a one year term, and experienced a decrease in the premium on these policies of approximately 13%, with no material changes in the coverage. These policies are in effect until August 1, 2009.
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
We also carry crime policies (also commonly referred to as a fidelity policy or employee dishonesty policy) that protect the company, up to $5,000,000 per occurrence, from employee theft of money, securities or property.

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
We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1a., “Risk Factors,” in this document and in our Form 10-K for a discussion of risks associated with forward-looking statements.
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

Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:
•	we may fail to secure development opportunities due to an inability to reach agreements with third parties to obtain land at attractive prices or to obtain desired zoning and other local approvals;

•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development and increases in the cost of capital, resulting in losses;

•	construction costs of a community may exceed our original estimates;

•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•	financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•	our cash flows may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•	we may be unsuccessful in our management of the Fund, the Fund REIT, Fund II, and a REIT vehicle that will be used with Fund II; and

•	we may be unsuccessful in managing changes in our portfolio composition.
You should carefully review Section 1a., “Risk Factors,” of this document and in our Form 10K for a discussion of some additional risks that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
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
Principles of Consolidation
We may enter into various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these ventures whether to consolidate the entity or account for our investment under the equity or cost basis of accounting.
We determine whether to consolidate certain entities based on our rights and obligations under the joint venture agreements, applying the guidance of FIN 46(R), “Consolidation of Variable Interest Entities” (as revised) and Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” For investment interests that we do not consolidate, we look to the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures", Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnership Investments", to determine the accounting framework to apply.

The application of these rules in evaluating the accounting treatment for each joint venture is complex and requires substantial management judgment. Therefore, we believe the decision to choose an appropriate accounting framework is a critical accounting estimate.
If we were to consolidate the joint ventures that we accounted for using the equity method at September 30, 2008, our assets would have increased by $955,064,000 and our liabilities would have increased by $720,155,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:
•	For entities not considered to be variable interest entities under FIN 46(R), the nature of the entity changed such that it would be considered a variable interest entity.

•	For entities in which we do not hold a controlling voting and/or variable interest, the contractual arrangement changed resulting in our investment interest being either a controlling voting and/or variable interest.
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
There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if for the three months ended September 30, 2008 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our operating expenses would have increased by $775,000.
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

Due to the subjectivity in determining whether a pursuit will result in the acquisition or development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If it were determined that 10% of our capitalized pursuits were no longer probable of occurring, net income for the quarter ended September 30, 2008 would have decreased by $6,158,000.
Asset Impairment Evaluation
We apply the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", to determine the need for performing impairment analyses, as well as to measure the loss if an impairment has occurred on a regular basis, considering qualitative economic factors. Because each asset is unique, requiring significant management judgment, we believe that the asset impairment evaluation is a critical accounting estimate.
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
For the nine months ended September 30, 2008, we did not recognize any impairment in value associated with our investments or long-lived assets. We cannot predict the occurrence of future events that may cause an impairment assessment to be performed.
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
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
We previously reported the status of litigation by AvalonBay against Tetra Tech, Inc. in which we alleged that a number of participants colluded in a kickback arrangement with a former AvalonBay employee. Our insurer, as subrogee, will have a claim to a portion of recoveries we collect, if any. Tetra Tech has filed a counterclaim and cross complaint against AvalonBay and others seeking damages in excess of $9 million. We believe that Tetra Tech’s counterclaim is without merit with respect to AvalonBay and intend to vigorously defend such claim. We do not believe that the losses we incurred or are likely to incur related to these matters are material to our results of operations or financial condition.
We previously reported that we are currently involved in litigation alleging that communities constructed by us violate the accessibility requirements of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (Equal Rights Center v. AvalonBay Communities, Inc., filed on September 23, 2005 in the U.S. District Court, District of Maryland). In a separate matter related to FHA accessibility matters, on August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit (United States of America v. CVP I, LLC, et al) against the Company and the joint venture in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. The Company designed and constructed the community with a view to compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. Due to the preliminary nature of the Equal Rights Center and Department of Justice matters, we cannot predict or determine the outcome of these matters, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.

On August 1, 2008, we filed a lawsuit in the Superior Court of the State of Washington in the County of King (Avalon DownREIT V, L.P., v Grand-Glacier, LLC et al) relating to our assertion that the homeowners association in which our former Avalon Wynhaven community is a part systematically overcharged us for various shared costs. We recently sold this property and agreed to indemnify the buyer for annual association fees to the extent they exceed an amount that we each agreed was reasonable. The defendants have filed a cross-claim against Avalon DownREIT V, L.P. seeking foreclosure of the property and satisfaction of all amounts alleged to be due. We intend to vigorously pursue our claim and defend against the counter claim. We cannot predict the likely terms of a final judgment or settlement.
In addition to the matters described above, we are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, we do not believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on our operations.

Item 1a.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors which could materially affect our business, financial condition or future results discussed in the Form 10-K in Part I, “Item 1a. Risk Factors.” The risks described in the Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties related to the recent economic and capital markets developments are discussed below. In addition, there are risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors other than as discussed below since December 31, 2007.
Capital and credit market conditions have recently adversely affected our access to various sources of capital and/or the cost of capital, which could impact our business activities, earnings, and common stock price, among other things. The capital and credit markets have been experiencing extreme volatility and disruption during much of 2008, and this has affected the amounts, sources and cost of capital available to us. For example, during 2008 we have used secured property financing more than in the past, as the interest rate we incur for that source of financing has remained relatively steady. We are unable to predict whether, or to what extent or for how long, the current capital market conditions will persist. We primarily use external financing to fund construction and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our development activity and/or take other actions, such as selling assets or paying out less than 100% of our taxable income, to fund our business activities and repayment of debt. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flows could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high-interest rate or volatile economic environment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities

				(d)
				Maximum Dollar
			(c)	Amount that May
	(a)		Total Number of	Yet be Purchased
	Total Number	(b)	Shares Purchased	Under the Plans or
	of Shares	Average Price	as Part of Publicly	Programs
	Purchased	Paid per	Announced Plans	(in thousands)
Period	(1)	Share	or Programs	(2)
July 1— July 31, 2008	6	$99.71	—	$200,000
August 1 — August 31, 2008	752	$101.89	—	$200,000
September 1— September 30, 2008	962	$103.90	—	$200,000

(1)	Reflects shares surrendered to the Company in connection with vesting of restricted stock or exercise of stock options as payment of taxes or as payment of exercise price.

(2)	As disclosed in our Form 10-Q for the quarter ended March 31, 2008, on February 5, 2008, the Board of Directors voted to increase the aggregate purchase price of shares that may be purchased under the Company’s Stock Repurchase Program by $200,000,000 to $500,000,000. In determining whether to repurchase shares, we consider a variety of factors, including among other things our liquidity needs, corporate and legal requirements, the then current market price of our shares, market conditions, and the effect of the share repurchases on our per share earnings and FFO. There is no scheduled expiration date to this program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed on March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 10-K of the Company filed on March 1, 2007.)

3(i).3	—	Articles Supplementary, dated as of October 13, 1998, relating to the 8.70% Series H Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 3(i).3 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii) to Form 10-K of the Company filed March 11, 2003.)

4.1	—	Second Supplemental Indenture of Avalon Properties, Inc. (hereinafter referred to as “Avalon Properties”) dated as of December 16, 1997. (Incorporated by reference to Exhibit 4.3 to Form 10-K of the Company filed March 11, 2003.)

4.2	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.7	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

Exhibit No.		Description
4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.10	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by references to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer.) (Furnished herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AVALONBAY COMMUNITIES, INC.

Date: November 10, 2008	/s/ Bryce Blair
Bryce Blair
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)